Form 10-Q
period 1996-06-30
ALLIANT TECHSYSTEMS INC
filed 1996-08-13
CIK 866121

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to

                         Commission file number 1-10582

                            ALLIANT TECHSYSTEMS INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       41-16726904
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

    600 SECOND STREET N.E.
     HOPKINS, MINNESOTA                                   55343-8384
(Address of principal executive office)                   (Zip Code)

                                 (612) 931-6000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year
                          if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

     As of July 31, 1996, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 13,004,985 (excluding 858,628 treasury shares).

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
  Income Statements (Unaudited)

(In thousands except                            QUARTERS ENDED
    per share data)                           --------------------
                                               June 30    July 2
                                                1996       1995
                                              ---------  ---------
Sales                                         $258,023    $292,948
Cost of sales                                  214,815     242,004
                                              --------    --------
  Gross margin                                  43,208      50,944
Operating expenses
  Research and development                       2,988       3,445
  Selling                                        8,665      10,669
  General and administrative                    11,183      14,307
                                              --------    --------
    Total operating expenses                    22,836      28,421
                                              --------    --------
Income from operations                          20,372      22,523

  Miscellaneous income                           1,066       1,643
                                              --------    --------
Earnings  before interest and taxes             21,438      24,166

  Interest expense                             (10,555)    (10,975)
  Interest income                                  254         429
                                              --------    --------
Income from continuing operations
  before income taxes                           11,137      13,620
Income tax provision                                         2,996
                                              --------    --------
Income from continuing operations               11,137      10,624
Loss from discontinued operations net of
  income taxes                                                (559)
                                              --------    --------
Net income                                    $ 11,137    $ 10,065
                                              ========    ========

Primary and fully diluted earnings
 per common and common equivalent share:
   Continuing operations                      $    .83    $    .78
   Discontinued operations                                    (.04)
                                              --------    --------
   Net income                                 $    .83    $     74
                                              ========    ========
Average number of common and
 common equivalent shares (thousands)           13,350      13,599
                                              ========    ========

See Notes to Financial Statements

Balance Sheets (Unaudited)
(In thousands except share data)                                      June 30, 1996      March 31, 1996
                                                                      -------------      --------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $ 19,090           $   45,085
  Marketable securities                                                       348                  348
  Receivables                                                             249,620              246,567
  Net inventory                                                           102,143              100,246
  Deferred income tax asset                                                28,462               28,462
  Other current assets                                                     12,771                4,723
                                                                         --------           ----------
     Total current assets                                                 412,434              425,431
Net property, plant, and equipment                                        405,519              413,541
Goodwill                                                                  131,724              132,623
Deferred charges                                                           14,144               14,751
Other assets                                                               30,090               31,063
                                                                         --------           ----------
     Total assets                                                        $993,911           $1,017,409
                                                                         ========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities:
  Current portion of long-term debt                                      $ 46,250           $   45,000
  Notes payable                                                            22,334                2,756
  Accounts payable                                                         56,534               82,285
  Advance payments from customers                                          52,929               56,837
  Accrued compensation                                                     30,276               31,908
  Accrued income taxes                                                      9,083                9,310
  Restructuring liability - current                                        19,215               24,782
  Other accrued liabilities                                               116,084              114,365
                                                                         --------           ----------
     Total current liabilities                                            352,705              367,243
Long-term debt                                                            337,500              350,000
Post-retirement and post-employment benefits liability                     88,555               88,930
Pension and other long-term liabilities                                    41,077               43,219
Restructuring liability - long-term                                         1,152                2,040
Litigation settlement charges - long-term                                   4,500                8,500
                                                                         --------           ----------
     Total liabilities                                                    825,489              859,932
Stockholders' Equity:
 Common stock - $.01 par value
     Authorized - 20,000,000 shares
     Issued and outstanding 12,996,711 shares at June 30,
       1996, and 12,965,542 at March 31, 1996                                 130                  130
Additional paid-in-capital                                                249,078              249,814
Retained earnings (deficit)                                               (43,661)             (54,798)
Unearned compensation                                                      (2,645)              (2,552)
Pension liability adjustment                                               (1,189)              (1,189)
Common stock in treasury, at cost (866,902 shares held at
  June 30, 1996 and 898,071 at March 31, 1996)                            (33,291)             (33,928)
                                                                         --------           ----------
     Total stockholders' equity                                           168,422              157,477
                                                                         --------           ----------
     Total liabilities and stockholders' equity                          $993,911           $1,017,409
                                                                         ========           ==========

See Notes to Financial Statements


Statements of Cash Flows (Unaudited)
(In thousands)                                                                     QUARTERS ENDED
                                                                ---------------------------------------------------
                                                                    June 30, 1996                 July 2, 1995
                                                                ----------------------       ----------------------
OPERATING ACTIVITIES
Net income                                                             $ 11,137                     $ 10,065
Adjustments to net income to arrive at cash
 used for operations:
   Depreciation                                                          11,907                       14,106
   Amortization of intangible assets and unearned
    compensation                                                          2,028                        2,900
   Gain on disposal of property                                             (75)                        (447)
   Changes in assets and liabilities:
    Receivables                                                          (3,054)                        (769)
    Inventory                                                            (2,025)                      (8,452)
    Accounts payable                                                    (26,023)                     (14,484)
    Contract advances and allowances                                     (3,908)                      (5,209)
    Accrued compensation                                                 (1,632)                        (640)
    Accrued income taxes                                                   (227)                       2,751
    Accrued restructure liability                                        (6,455)                      (7,755)
    Other assets and liabilities                                        (10,935)                       5,434
                                                                       --------                     --------
Cash used for operations                                                (29,262)                      (2,500)
                                                                       --------                     --------
INVESTING ACTIVITIES
Capital expenditures                                                     (4,302)                      (4,503)
Business acquisition:
   Purchase price finalization                                                                        10,311
   Accrued transaction fees paid                                                                      (5,321)
Proceeds from disposition of property, plant, and equipment                 142                          489
Other investing activities, net                                            (175)                         656
                                                                       --------                     --------
Cash provided by (used for) investing activities                         (4,335)                       1,632
                                                                       --------                     --------
FINANCING ACTIVITIES
Net borrowings on line of credit                                         20,000                       25,000
Payments made on long-term debt                                         (11,250)                      (7,500)
Purchase of treasury shares                                              (2,299)                     (32,659)
Proceeds from exercised stock options                                     1,573                          243
Other financing activities, net                                            (422)                         (30)
                                                                       --------                     --------
Cash provided by (used for) financing activities                          7,602                      (14,946)
                                                                       --------                     --------
Decrease in cash and cash equivalents                                   (25,995)                     (15,814)
Cash and cash  equivalents - beginning of period                         45,085                       26,138
                                                                       --------                     --------
Cash and cash equivalents - end of period                              $ 19,090                     $ 10,324
                                                                       ========                     ========

See Notes to Financial Statements

                   Notes to Financial Statements (Unaudited)

1. In interim accounting periods, the Company absorbs operating expenses based upon sales volume using the anticipated relationship of such costs to sales for the year. Accordingly, the Company had $3.0 million of underabsorbed operating expenses recorded in other current assets at June 30, 1996 compared to $4.3 million of overabsorbed operating expenses at July 2, 1995.

2. During the quarter ended June 30, 1996, the Company made principal payments on its Bank Term Loan of $11.25 million. Borrowings of $20.0 million were outstanding against its revolving line of credit at June 30, 1996. Letters of credit totaling $54.6 million reduced the available line of credit to $150.4 million.

   The scheduled minimum loan payments on the remaining long-term debt are as follows: fiscal 1997, $33.75 million; fiscal 1998, $50.0 million; fiscal 1999, $55.0 million; fiscal 2000, $55.0 million; fiscal 2001 and thereafter, $190.0 million.

3. No income taxes were paid for the quarters ended June 30, 1996, or July 2, 1995. The effective income tax rate of 0 percent in the current quarter reflects the utilization of $11.1 million of available federal and state loss carryforwards for tax purposes.

4. The Company began a program to repurchase up to $50.0 million of its common stock in the open market during fiscal 1996. In connection with that program, the Company had repurchased approximately 1 million shares of common stock as of June 30, 1996, at an average price of $38.12 per share for an aggregate amount of $39.4 million.

5. Contingencies:

   As a U.S. Government contractor, the Company is subject to defective pricing and cost accounting standards non-compliance claims by the government. Additionally, the Company has substantial government contracts and subcontracts, the prices of which are subject to adjustment. The Company believes that resolution of such claims and price adjustments made or to be made by the government for open fiscal years (1987 through 1996) will not materially exceed the amount provided in the accompanying balance sheets.

   The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. The Company records environmental remediation-related liabilities when the event obligating the Company has occurred and the cost is both probable and reasonably estimable. As of June 30, 1996, the Company had reserves totaling $10.6 million available to cover all environmental clean-up costs. In future periods, new laws or regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities, additional information about the ultimate remedy selected at new and existing sites, the number of parties found liable at each site, and their ability to pay could significantly change the Company's estimates.

   As part of the acquisition of the Aerospace operations (Aerospace) from Hercules, Inc. (Hercules), the Company has generally assumed responsibility for environmental compliance at the Aerospace facilities. There may also be significant environmental remediation costs associated with the Aerospace facilities that will, at some locations, be initially funded by the Company.

   It is expected that most of the compliance and remediation costs associated with the Aerospace facilities will be reimbursable under U.S. government contracts and that the portion of those environmental remediation costs not covered through such contracts will be covered by Hercules under various agreements. The estimated nondiscounted range of these reasonably possible costs of study and remediation in the Aerospace operations is between $0 and $27 million. Where the Company is required to first conduct the remediation and then seek reimbursement from the U.S. Government or Hercules, the Company's working capital may be materially affected until the Company receives such reimbursement.

   The estimated nondiscounted study and remediation costs to be incurred, generally over the next three years for sites not acquired through the Aerospace acquisition, could range from $5.6 million to $27.7 million.

   The Company is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. Such matters arise out of the normal course of business and relate to product liability, government regulations, including environmental issues, and other issues. Certain of the lawsuits and claims seek damages in very large amounts. In these legal proceedings, no director, officer, or affiliate is a party or a named defendant.

   The Company is involved in two "qui tam" lawsuits brought by former employees of the Aerospace operations acquired from Hercules. One involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The other involves allegations of mischarging of work performed under Government contracts, misuse of Government equipment, other acts of financial mismanagement and wrongful termination claims. The Government did not join in either of these lawsuits. Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the Aerospace operations will be assumed by the Company except for a few specific lawsuits including the two qui tam lawsuits referred to above. The Company has agreed to indemnify and reimburse Hercules for a portion of litigation costs incurred, and a portion of damages, if any, awarded in these lawsuits. Under terms of the purchase agreement with Hercules, the Company's maximum settlement liability is approximately $4 million, for which the Company has fully reserved at June 30, 1996.

   While the results of litigation cannot be predicted with certainty, management believes, based upon the advice of counsel, that the actions seeking to recover damages against the Company either are without merit, are covered by insurance and reserves, do not support any grounds for cancellation of any contract, or are not likely to materially affect the financial condition or results of operations of the Company, although the resolution of any of such matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

   It is reasonably possible that the management's current estimates of liabilities for the above contingencies could change in the near term, as more definitive information becomes available.

6. Interest paid during the quarter ended June 30, 1996 totaled $5.5 million. Interest paid during the three month period ended July 2, 1995 totaled $5.9 million.

7. Effective April 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This statement requires disclosures about derivative financial instruments - futures, forward, swap, and option contracts, and other financial instruments with similar characteristics.

    The Company has entered into hedging transactions to protect against increases in market interest rates on its long term debt. At June 30, 1996, the notional amount of amortizing interest rate swap agreements was approximately $150 million. Under the swap agreements, the Company currently pays an average fixed rate of 6.9 percent and receives interest at a rate equal to three-month LIBOR. The interest rate cap agreements limit the Company's LIBOR exposure to 7.0 percent. The notional amount of these amortizing interest rate cap agreements was $45 million at June 30, 1996.

8. Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with employees, and therefore the adoption of SFAS No. 123 will not have a significant impact on the Company's financial position or results of operations.

9. Certain reclassifications have been made to the fiscal year 1996 financial statements, as previously reported, to conform to the current classification. These reclassifications did not affect the net income from operations, as previously reported.

10. The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the quarters ended June 30, 1996, and July 2, 1995. The Company's accounting policies are described in the notes to financial statements in its fiscal year 1996 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Sales

Sales from continuing operations for the quarter ended June 30, 1996, totaled $258.0 million, a decrease of 34.9 million, or 11.9 percent from $292.9 million for the comparable quarter in the prior year. Aerospace Systems Group sales were $144.5 million for the quarter ended June 30, 1996, an increase of $3.5 million, or 2.5 percent, compared to $140.9 million in the comparable quarter of the prior year. Defense Systems Group sales were $83.3 million for the quarter ended June 30, 1996, a decrease of $18.2 million, or 17.9 percent, compared to $101.5 million in the comparable quarter of the prior year. The sales decline was primarily due to fiscal 1996 program completions resulting in a $22 million decrease in volume on the Combined Effects Munitions (CEM) program, and a $7.2 million decrease on the Shoulder-launched Multi-Purpose Assault Weapons (SMAW) program, compared to the prior year quarter. Additionally, technical issues delayed production and shipments of the M830A1 tank ammunition round, which resulted in a sales decrease in the quarter ended June 30, 1996, of approximately $5 million when compared to the comparable quarter of the prior year. These delayed shipments are expected to occur later in fiscal 1997. The Company has reached agreement with the U.S. Government customer resolving the technical issues, which has allowed production to resume. These sales declines were partially offset by sales increases in the Volcano program (anti-tank munitions dispensers) and various fuzing programs. Marine Systems Group sales were $27.9 million for the quarter ended June 30, 1996, a decrease of $19.7 million, or 41.4%, compared to $47.6 million in the comparable quarter of the prior year, due to the completion of the MK50 lightweight torpedo progam. Emerging Business Group sales from continuing operations were $7.6 million for the quarter ended June 30, 1996, compared to $9.5 million in the comparable quarter of the prior year. The Company expects sales for fiscal 1997 to be approximately $1.2 billion.

Gross Margin

The Company's gross margin in the quarter ended June 30, 1996, was $43.2 million, or 16.7 percent of sales, compared to $50.9 million, or 17.4 percent of sales for the comparable quarter of the prior year. The decrease in gross margin was primarily attributable to volume decreases on the CEM, M830A1 tank ammunition, and MK50 programs, as well as the sales mix for the quarter. Fiscal 1997 gross margin, as a percentage of sales, is expected to be in the 16.5 -17.5 percent range, down from 18.6% recorded in fiscal 1996, due to the likely investment in certain significant program opportunities which are critical to the Company's continued long term earnings growth.

Operating Expenses

The Company's operating expenses totaled $22.8 million, 8.9 percent of sales, a decrease of $5.6 million, or 19.7 percent, compared to $28.4 million, 9.7 percent of sales, in the comparable quarter of the prior year. The decrease, as a percentage of sales, was primarily driven by decreased selling, and general and administrative costs, as compared to the comparable quarter of the prior year. These costs, as a percentage of sales, were lower in the quarter ended June 30, 1996, due to a more complete realization of the synergistic benefits of combining selling resources and in having a larger business base, both results of the Aerospace acquisition. Operating expenses for fiscal 1997, as a percentage of sales, are expected to be approximately 8.5 to 9.0 percent, consistent with fiscal 1996.

Miscellaneous Income

The Company's miscellaneous income decreased approximately $.6 million in the quarter ending June 30, 1996, compared to the comparable quarter of the prior year, due primarily to decreased royalty income received on the Mk 46 commercial torpedo program with Japan which is nearing completion.

Interest Expense

The Company's interest expense decreased approximately $.4 million during the quarter ending June 30, 1996, primarily due to lower average balances borrowed, as well as lower interest rates for the period, as compared to the comparable quarter of the prior year.

Income Taxes

The quarter ended June 30, 1996, reflects an effective income tax rate of 0 percent compared to 22 percent for the comparable quarter of the prior fiscal year. The tax rate for the quarter ended June 30, 1996, differs from statutory tax rates due to the utilization of available tax loss carry forwards. Such carry forwards are expected to reduce future tax expense and the associated tax payments.

Net Income

Net income reported for the quarter ended June 30, 1996, was $11.1 million ($.83 per share), an increase of $1.1 million, or 10.7 percent, when compared with net income of $10.1 million ($.74 per share) for the comparable quarter of the prior year. Sales volume decreased in the quarter ended June 30, 1996; however, net income rose as a result of decreased operating expenses and decreased tax expense.

Adoption of Accounting Standard

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with employees, and therefore the adoption of SFAS No. 123 will not have a significant impact on the Company's financial position or results of operations.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
- -----------------------------------------------------

Cash used by operations totaled $29.3 million for the quarter ended June 30, 1996, an increase in cash usage of $26.8 million, when compared with cash used by operations of $2.5 million in the comparable quarter of the prior year. The higher level of cash usage in the quarter ended June 30, 1996 resulted from cash used for working capital, due primarily to lower Defense Systems sales related to delayed shipments of the M830A1 tank ammunition round due to technical issues. Additionally, cash flow from operations for the quarter ended June 30, 1996, was impacted by the timing of miscellaneous payments made in the quarter for items not having similar cash flow impact to the comparable quarter of the prior year. The most significant such payments were made for prepaid insurance, approximately $5.0 million, and a $3.0 million payment for litigation settled in June of the prior year.

Cash used in investing activities for the quarter ended June 30, 1996 was $4.3 million, a $6.0 million decrease from cash provided by investing activities of $1.6 million in the comparable quarter of the prior year. This difference was primarily the result of a $10.3 million payment received in the prior year quarter, which reflected a purchase price adjustment for the Aerospace operations, acquired from Hercules Inc., related to accelerated receivables collections, and was offset by $5.3 million in payments made by the Company in the same quarter for accrued transaction fees related to the acquisition.

Net outlays for capital expenditures for the quarter ended June 30, 1996, totaled $4.3 million, or 1.7 percent of sales, an increase as a percentage of sales, compared to capital expenditures of $4.5 million, or 1.5 percent of sales, in the comparable quarter of the prior year. The Company expects capital expenditures, as a percentage of sales, to be approximately 2.5 percent of sales for fiscal 1997.

At June 30, 1996, the Company had borrowings of $20.0 million outstanding against its bank revolving credit facility. The borrowings were used primarily to finance on-going operational needs. Outstanding letters of credit of $54.6 million further reduced amounts available on this facility to $150.4 million at June 30, 1996.

The Company began a program to repurchase up to $50.0 million of its common stock in the open market during fiscal 1996. In connection with that program, the Company had repurchased approximately 1 million shares of common stock as of June 30, 1996, at an average price of $38.12 per share for an aggregate amount of $39.4 million.

The Company's total debt (notes payable, current portion of long-term debt, and long-term debt) as a percentage of total capitalization decreased to 70.7 percent on June 30, 1996, compared to 71.6 percent on March 31, 1996. This decrease reflects principal repayments on the bank term debt during the quarter ended June 30, 1996, of $11.25 million, offset by $20 million in borrowings under the bank revolving credit facility.

In June 1995, the Company and claimants reached an agreement to settle the Accudyne "qui tam" lawsuit. Terms of the agreement include payments by the Company of $12.0 million, consisting of payments of $.5 million and $3.0 million, made in June 1995 and April 1996, respectively, and subsequent payments to be made of $4.0 million and $4.5 million in April 1997 and June 1998, respectively, plus interest at the three-year Treasury Bill rate. In addition, legal costs of approximately $3.0 million have been paid. Accordingly, the Company recorded an unusual charge of $15.0 million as of the fourth quarter of the fiscal year ended March 31, 1995.

Based on the financial condition of the Company at June 30, 1996, the Company believes that internal cash flows, combined with the availability of funding under its line of credit, will be adequate to fund the future growth of the Company, as well as to service its long-term debt obligations.

INFLATION
- ---------

In the opinion of management, inflation has not had a significant impact upon the results of the Company's operations. The selling prices under contracts, the majority of which are long term, generally include estimated costs to be incurred in future periods. These cost projections can generally be negotiated into new buys under fixed-price government contracts, while actual cost increases are recoverable in cost-type contracts.

RISK FACTORS
- ------------

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involves risks and uncertainties, including, but not limited to, changes in governmental spending and budgetary policies, governmetal laws and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, custmer product acceptance, and continued access to capital markets. All forecasts and projections in this report are "forward-looking statements" and are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

                         PART II -- OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

     In connection with GAU-8/A contracts for 30mm target practice rounds, the registrant was served with three grand jury subpoenas, dated February 4, 1991, July 19, 1994 and October 27, 1994, for documents. All subpoenas were issued by the U.S. District Court, Northern District of Illinois, Eastern Division. The registrant supplied all documents requested in such subpoenas. The registrant has been advised by the U.S. Department of Justice that (a) the criminal investigation that was the subject of such subpoenas has been concluded, and that no criminal action will be taken against the registrant, and (b) the matter has been referred to the Department of Justice, Civil Division, Washington, D.C., for investigation.

     Incorporated herein by reference is note 5 of Notes to Financial Statements included in Item 1 of Part I of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit No.               Description
          -----------               -----------

             10.1     Split Dollar Life Insurance Plan

             10.2     Form of Performance Share Agreement

             11       Computation of Earnings Per Common
                      and Common Equivalent Share

             27       Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarterly period ended June 30, 1996, the registrant filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ALLIANT TECHSYSTEMS INC.


Date: August 8, 1996          By:  /s/ Charles H. Gauck
                                 Name: Charles H. Gauck
                                 Title: Secretary
                                 (On behalf of the registrant)

Date: August 8, 1996          By:  /s/ Scott S. Meyers
                                 Name: Scott S. Meyers
                                 Title: Vice President and
                                  Chief Financial Officer
                                 (Principal Financial Officer)

                            ALLIANT TECHSYSTEMS INC.

                                   FORM 10-Q

                                 EXHIBIT INDEX

Exhibit
Number              Description               Method of Filing
- ------              -----------               ----------------
 10.1     Split Dollar Life Insurance Plan.    Filed herewith
                                               electronically

 10.2     Form of Performance Share
          Agreement . . . . . . . . . . . .    Filed herewith
                                               electronically

 11       Computation of Earnings Per
          Common and Common Equivalent
          Share . . . . . . . . . . . . . .    Filed herewith
                                               electronically

 27       Financial Data Schedule . . . . .    Filed herewith
                                               electronically