Form 10-Q
period 1996-09-29
ALLIANT TECHSYSTEMS INC
filed 1996-11-12
CIK 866121

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 29, 1996 or

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

                                Yes /X/  No /  /

     As of October 31, 1996, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 13,021,876 (excluding 841,737 treasury shares).

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   Income Statements (Unaudited)
(In thousands except                              QUARTERS ENDED                 SIX MONTHS ENDED
    per share data)                         --------------------------     ---------------------------
                                            September 29    October 1      September 29     October 1
                                                1996          1995             1996           1995
                                            ------------   -----------     ------------    -----------

Sales                                           $272,498      $267,650         $530,521       $560,598
Cost of sales                                    223,685       217,354          438,500        459,358
                                            ------------   -----------     ------------    -----------
   Gross margin                                   48,813        50,296           92,021        101,240
Operating expenses
   Research and development                        4,686         3,336            7,674          6,781
   Selling                                         9,499         9,539           18,164         20,208
   General and administrative                     10,595        10,914           21,778         25,221
                                            ------------   -----------     ------------    -----------
       Total operating expenses                   24,780        23,789           47,616         52,210
                                            ------------   -----------     ------------    -----------
Income from operations                            24,033        26,507           44,405         49,030

   Miscellaneous income (expense)                    (77)         (122)             989          1,521
                                            ------------   -----------     ------------    -----------
Earnings before interest and taxes                23,956        26,385           45,394         50,551

   Interest expense                              (10,381)      (11,735)         (20,936)       (22,604)
   Interest income                                    62                            316            323
                                            ------------   -----------     ------------    -----------
Income from continuing operations
   before income taxes                            13,637        14,650           24,774         28,270
Income tax provision                                             3,223                           6,219
                                            ------------   -----------     ------------    -----------
Income from continuing operations                 13,637        11,427           24,774         22,051
Loss from discontinued operations net of
   income taxes                                                   (241)                           (800)
                                           -------------   -----------     ------------    -----------
Net income                                     $  13,637      $ 11,186         $ 24,774       $ 21,251
                                           =============   ===========     ============    ===========

Earnings per common and common
 equivalent share:
   Continuing operations                       $    1.02      $    .86         $   1.85       $   1.64
   Discontinued operations                                        (.02)                           (.06)
                                            ------------   -----------     ------------    -----------
   Net income                                  $    1.02      $    .84         $   1.85       $   1.58
                                           =============   ===========     ============    ===========
Average number of common and
 common equivalent shares (thousands)             13,421        13,382           13,383         13,479
                                           =============   ===========     ============    ===========

                       See Notes to Financial Statements

                          Balance Sheets (Unaudited)

                                                        ------------------      ------------------
(In thousands except share data)                        September 29, 1996        March 31, 1996
                                                        ------------------      ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  4,368            $   45,085
  Marketable securities                                            348                   348
  Receivables                                                  242,515               246,567
  Net inventory                                                108,350               100,246
  Deferred income tax asset                                     28,462                28,462
  Other current assets                                          14,673                 4,723
                                                              --------            ----------
     Total current assets                                      398,716               425,431
Net property, plant, and equipment                             399,050               413,541
Goodwill                                                       130,826               132,623
Deferred charges                                                13,971                14,751
Other assets                                                    27,272                31,063
                                                              --------            ----------
     Total assets                                             $969,835            $1,017,409
                                                              ========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                           $ 47,500            $   45,000
  Notes payable                                                 14,324                 2,756
  Accounts payable                                              55,535                82,285
  Contract advances and allowances                              57,780                56,837
  Accrued compensation                                          27,470                31,908
  Accrued income taxes                                           9,104                 9,310
  Restructuring  liability - current                            16,069                26,782
  Other accrued liabilities                                    101,006               112,365
                                                              --------            ----------
     Total current liabilities                                 328,788               367,243
Long-term debt                                                 325,000               350,000
Post-retirement and post-employment benefits liability          87,866                88,930
Pension and other long-term liabilities                         40,388                43,219
Restructuring liability - long-term                                515                 2,040
Litigation settlement charges - long-term                        4,500                 8,500
                                                              --------            ----------
     Total liabilities                                         787,057               859,932
Stockholders' Equity:
  Common stock - $.01 par value
     Authorized - 20,000,000 shares
     Issued and outstanding 13,012,817 shares at September
     29, 1996 and 12,965,542 at March 31, 1996                     130                   130
Additional paid-in-capital                                     249,367               249,814
Retained earnings (deficit)                                    (30,024)              (54,798)
Unearned compensation                                           (2,541)               (2,552)
Pension liability adjustment                                    (1,189)               (1,189)
Common stock in treasury, at cost (850,796 shares held at
  September 29, 1996 and 898,071 at March 31, 1996)            (32,965)              (33,928)
                                                              --------            ----------
     Total stockholders' equity                                182,778               157,477
                                                              --------            ----------
     Total liabilities and stockholders' equity               $969,835            $1,017,409
                                                              ========            ==========

                       See Notes to Financial Statements

                     Statements of Cash Flows (Unaudited)

(In thousands)                                                         SIX MONTHS ENDED
                                                          ------------------         ---------------
                                                          September 29, 1996         October 1, 1995
                                                          ------------------         ---------------
OPERATING ACTIVITIES
Net income                                                $           24,774         $        21,251
Adjustments to net income to arrive at cash
  used for operations:
     Depreciation                                                     24,617                  28,196
     Amortization of intangible assets and unearned
        compensation                                                   4,130                   4,541
     Gain on disposal of property                                        (22)                   (353)
     Changes in assets and liabilities:
        Receivables                                                    4,050                  (1,505)
        Inventory                                                     (8,232)                (19,629)
        Accounts payable                                             (27,022)                 (7,733)
        Contract advances and allowances                                 944                  (9,740)
        Accrued compensation                                          (4,438)                  5,337
        Accrued income taxes                                            (206)                  5,716
        Accrued restructure liability                                (12,238)                (15,334)
        Other assets and liabilities                                 (25,582)                (28,130)
                                                          ------------------         ---------------
Cash used for operations                                             (19,225)                (17,383)
                                                          ------------------         ---------------
INVESTING ACTIVITIES
Capital expenditures                                                 (12,614)                 (8,581)
Business acquisition:
  Purchase price finalization                                                                 29,891
  Accrued transaction fees paid                                                               (5,770)
Proceeds from disposition of property,
        plant, and equipment                                           2,380                     813
Other investing activities, net                                          301                     410
                                                          ------------------          ---------------
Cash provided by (used for) investing activities                      (9,933)                 16,763
                                                          ------------------          ---------------
FINANCING ACTIVITIES
Net borrowings on line of credit                                      12,000                  45,000
Payments made on long-term debt                                      (22,500)                (15,000)
Net purchase of treasury shares                                       (2,341)                (36,261)
Proceeds from exercised stock options                                  1,715                     387
Other financing activities, net                                         (433)                    (60)
                                                          ------------------         ---------------
Cash used for financing activities                                   (11,559)                 (5,934)
                                                          ------------------         ---------------
Decrease in cash and cash equivalents                                (40,717)                 (6,554)
Cash and cash equivalents - beginning of period                       45,085                  26,138
                                                          ------------------         ---------------
Cash and cash equivalents - end of period                 $            4,368          $       19,584
                                                          ==================         ===============

                       See Notes to Financial Statements

                   Notes to Financial Statements (Unaudited)

  1. In interim accounting periods, the Company absorbs operating expenses based upon sales volume using the anticipated relationship of such costs to sales for the year. Accordingly, the Company had $7.2 million and $1.8 million of underabsorbed operating expenses recorded in other current assets at September 29, 1996 and October 1, 1995, respectively.

  2. During the six month period ended September 29, 1996, the Company made principal payments on its Bank Term Loan of $22.5 million. Borrowings of $12.0 million were outstanding against its revolving line of credit at September 29, 1996. Letters of credit totaling $53.4 million reduced the available line of credit to $159.6 million.

      The remaining scheduled minimum loan payments on outstanding long-term debt are as follows: fiscal 1997, $22.5 million; fiscal 1998, $50.0 million; fiscal 1999, $55.0 million; fiscal 2000, $55.0 million; fiscal 2001 and thereafter, $190.0 million.

  3. No income taxes were paid for the six months ended September 29, 1996, or October 1, 1995. The effective income tax rate of 0 percent in the current six month period reflects the utilization of $24.8 million of available federal and state loss carryforwards for tax purposes.

  4. During fiscal 1996, the Company began a program to repurchase up to $50.0 million of its common stock. In connection with that program, the Company had repurchased approximately 1.05 million shares of common stock as of September 29, 1996, at an average price of $38.26 per share, for an aggregate amount of $40.4 million.

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

      The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. The Company records environmental remediation-related liabilities when the event obligating the Company has occurred and the cost is both probable and reasonably estimable. As of September 29, 1996, the Company had reserves totaling $9.6 million available to cover all environmental clean-up costs. In future periods, new laws, rules and regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, changes in the extent and type of site utilization, the number of parties found liable at each site, and their ability to pay could significantly change the Company's estimates.

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

   The estimated nondiscounted study and remediation costs to be incurred, generally over the next three years for sites not acquired through the Aerospace acquisition, could range from $4.6 million to $24.5 million.

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

   The Company is involved in two "qui tam" lawsuits brought by former employees of the Aerospace operations acquired from Hercules. One involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The other involves allegations of mischarging of work performed under Government contracts, misuse of Government equipment, other acts of financial mismanagement and wrongful termination claims. The Government did not join in either of these lawsuits. Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the Aerospace operations will be assumed by the Company except for a few specific lawsuits including the two qui tam lawsuits referred to above. The Company has agreed to indemnify and reimburse Hercules for a portion of litigation costs incurred, and a portion of damages, if any, awarded in these lawsuits. Under terms of the purchase agreement with Hercules, the Company's maximum settlement liability is approximately $4 million, for which the Company has fully reserved at September 29, 1996.

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

   It is reasonably possible that management's current estimates of liabilities for the above contingencies could change in the near term, as more definitive information becomes available.

6. Interest paid during the three and six month periods ended September 29, 1996 totaled $14.5 and $20.0 million, respectively. Interest paid during the three and six month periods ended October 1, 1995 totaled $14.1 and $20.0 million, respectively.

   The Company has entered into hedging transactions to protect against increases in market interest rates on its long term debt. At September 29, 1996, the notional amount of amortizing interest rate swap agreements was $143.75 million. Under the swap agreements, the Company currently pays an average fixed rate of 6.9 percent and receives interest at a rate equal to three-month LIBOR. The interest rate cap agreements limit the Company's LIBOR exposure to 7.0 percent. The notional amount of these amortizing interest rate cap agreements was $37.5 million at September 29, 1996.

  7. Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with employees, and therefore the adoption of SFAS No. 123 will not have a significant impact on the Company's financial position or results of operations.

  8. Earnings per common share are computed based upon the weighted average number of common shares and common equivalent shares, consisting of the dilutive effect of stock options outstanding during each year. Earnings per common share assuming full dilution are substantially the same.

  9. Certain reclassifications have been made to the fiscal year 1996 financial statements, as previously reported, to conform to the current classification. These reclassifications did not affect the net income from operations, as previously reported.

 10. The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three and six month periods ended September 29, 1996, and October 1, 1995. The Company's accounting policies are described in the notes to financial statements in its fiscal year 1996 Annual Report on Form 10-K.

 11. On October 10, 1996, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 96-1 (SOP 96-1) entitled "Environmental Remediation Liabilities." The SOP provides authoritative guidance on specific accounting issues relative to recognition, measurement, display, and disclosure of environmental remediation liabilities. The Company will be required to adopt the rule on April 1, 1997, although earlier adoption would be permitted. The Company is currently in the process of determining what effect this new accounting rule may have on the Company's operating results and financial condition. Adoption will have no impact on cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Sales

Sales from continuing operations for the quarter ended September 29, 1996, totaled $272.5 million, an increase of 4.8 million, or 1.8 percent, from $267.7 million for the comparable quarter in the prior year. Aerospace Systems Group sales were $136.8 million for the quarter ended September 29, 1996, a decrease of $9.7 million, or 6.6 percent, compared to $146.5 million in the comparable quarter of the prior year. The decrease was due primarily to reduced Titan program sales in the current quarter compared to the same period of the prior year, as the program has transitioned from the development phase into the initial stages of production. Defense Systems Group sales were $109.5 million for the quarter ended September 29, 1996, an increase of $23.2 million, or 26.9 percent, compared to $86.3 million in the comparable quarter of the prior year. The sales increase was primarily due to higher volume from tank ammunition and medium caliber ammunition programs of $12 million and $6 million, respectively, compared to the comparable quarter of the prior year, as well as revenues from new programs, including sales of approximately $6 million from the Tactical Unmanned Aerial Vehicle (TUAV) contract awarded to the Company in the first quarter of fiscal 1997, and approximately $5 million of sales generated by the Vehicle Launched Smart Anti-tank Systems (VLSAS) program. These sales increases for the quarter ended September 29, 1996, were offset by approximately $10 million compared to the comparable quarter of the prior year due to the fiscal 1996 completion of the Combined Effects Munitions (CEM) program. Marine Systems Group sales were $24.9 million for the quarter ended September 29, 1996, a decrease of $7.2 million, or 22.4 percent, compared to $32.1 million in the comparable quarter of the prior year, due primarily to reduced international volume on the Mk 46 torpedo program. Emerging Business Group sales from continuing operations were $9.0 million for the quarter ended September 29, 1996, compared to $7.9 million in the comparable quarter of the prior year.

Sales from continuing operations for the six month period ended September 29, 1996, totaled $530.5 million, a decrease of $30.1 million, or 5.4 percent, from $560.6 million for the comparable period in the prior year. Aerospace Systems Group sales were $281.3 million, a decrease of $6.2 million, or 2.2 percent, from $287.5 million for the comparable period of the prior year, due primarily to reduced Titan program sales in the current period compared to the same period of the prior year, as the program has transitioned from the development phase into the initial stages of production. Defense Systems Group sales were $192.8 million, an increase of $5.1 million, or 2.7 percent, from $187.7 million for the comparable period in the prior year. The increased sales were primarily the result of volume increases on tank ammunition and medium caliber ammunition totaling approximately $13 million, as well as sales increases provided by new programs including TUAV, Volcano (anti-tank munitions dispensers) and VLSAS. These increases were offset by decreased sales of $30 million due to the fiscal 1996 program completion of CEM. Marine Systems Group sales were $52.7 million, a decrease of $27.0 million, or 33.9 percent, from $79.7 million for the comparable period in the prior year. The decrease was driven primarily by a $20 million sales decrease on the MK50 light weight torpedo program and an $8 million decrease on the Mine Neutralization System (MNS) program, due to completion of those programs. Emerging Business Group sales from continuing operations were $16.6 million, compared to $17.4 million for the comparable period in the prior year. The Company expects sales for fiscal 1997 to be approximately $1.2 billion.

Gross Margin

The Company's gross margin for the quarter ended September 29, 1996, was $48.8 million, or 17.9 percent of sales, compared to $50.3 million, or 18.8 percent of sales, for the comparable quarter of the prior year. Gross Margin for the quarter decreased compared to the prior year quarter due to sales mix, as well as cost growth, primarily due to technical issues on certain programs in the Company's tactical propulsion business unit and on medium caliber ammunition and fuzing programs. As a result of ongoing negotiations, these decreases were offset by $3 million, which represents recognition of the reimbursement received from a customer for indirect costs allocated to cost reimbursable contracts in the Aerospace group.

Gross Margin for the six month period ended September 29, 1996, totaled $92.0 million, or 17.3 percent of sales, compared to $101.2 million, or 18.1 percent of sales for the comparable period of the prior year. The decrease in gross margin dollars was primarily driven by reduced volume on programs which were substantially completed in fiscal 1996, primarily the MK50 torpedo program. Margin rate decreased slightly due to sales mix, as well as cost growth, primarily due to technical issues on certain programs in the Company's tactical propulsion business unit and on medium caliber ammunition and fuzing programs. As a result of ongoing negotiations, these gross margin decreases were offset by $3 million, which represents recognition of the reimbursement received from a customer for indirect costs allocated to cost reimbursable contracts in the Aerospace group. Fiscal 1997 gross margin, as a percentage of sales, is expected to be in the 16.5 - 17.5 percent range, down from 18.6% recorded in fiscal 1996, due to the likely investment in certain significant program opportunities which are critical to the Company's continued long term earnings growth.

Operating Expenses

The Company's operating expenses for the quarter ended September 29, 1996, totaled $24.8 million, 9.1 percent of sales, an increase of $1.0 million, or 4.2 percent, compared to $23.8 million, 8.9 percent of sales, in the comparable quarter of the prior year. The increase, as a percentage of sales, was primarily driven by increased research and development costs, as compared to the same quarter of the prior year. These costs, as a percentage of sales, were higher in the quarter ended September 29, 1996, due to increased research and development spending associated with the Company's pursuit of the U.S. Government's Evolved Expendable Launch Vehicle (EELV) program.

Operating expenses for the six month period ended September 29, 1996, totaled $47.6 million, 9.0 percent of sales, a decrease of $4.6 million, or 8.8 percent, compared to $52.2 million, 9.3 percent of sales, in the comparable six month period of the prior year. The decrease, as a percentage of sales, was primarily driven by decreased selling, and general and administrative costs as compared to the comparable period of the prior year. These costs, as a percentage of sales, were lower in the current period due to a more complete realization of the synergistic benefits of combining selling resources and in having a larger business base, both results of the Aerospace acquisition. Operating expenses for fiscal 1997, as a percentage of sales, are expected to be approximately 8.5 to 9.0 percent, consistent with fiscal 1996.

Miscellaneous Income

The Company's miscellaneous income decreased approximately $.5 million in the six month period ending September 29, 1996, compared to the comparable period of the prior year, due primarily to decreased royalty income received on the Mk 46 commercial torpedo program with Japan, which is nearing completion.

Interest Expense

The Company's interest expense decreased approximately $1.3 million during the quarter ending September 29, 1996, primarily due to lower average balances borrowed, as well as lower interest rates for the period, as compared to the comparable quarter of the prior year. The Company's interest expense decreased approximately $1.7 million during the six month period ending September 29, 1996, also due to lower average balances borrowed, as well as lower interest rates for the period as compared to the comparable six month period of the prior year.

Income Taxes

The three and six month periods ended September 29, 1996, reflect an effective income tax rate of 0 percent compared to 22 percent for the comparable periods of the prior fiscal year. The tax rate for the periods ended September 29, 1996, differs from statutory tax rates due to the utilization of available tax loss carry forwards. Such carry forwards are expected to reduce future tax expense and the associated tax payments.

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

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
-----------------------------------------------------

Cash used by operations totaled $19.2 million for the six month period ended September 29, 1996, an increase in cash usage of $1.8 million, when compared with cash used by operations of $17.4 million in the comparable period of the prior year. The slightly higher level of cash usage in the period ended September 29, 1996 resulted from increased cash used for working capital. Cash used in investing activities for the six month period ended September 29, 1996 was $9.9 million, a $26.7 million decrease from cash provided by investing activities of $16.8 million in the comparable six month period of the prior year. This difference was primarily the result of a $29.9 million payment received in the prior year period, which reflected a purchase price adjustment for the Aerospace operations, acquired from Hercules Inc., related to accelerated receivables collections, and was offset by $5.8 million in payments made by the Company in the same period for accrued transaction fees related to the acquisition.

Net outlays for capital expenditures for the six month period ended September 29, 1996, totaled $12.6 million, or 2.4 percent of sales, an increase as a percentage of sales, compared to capital expenditures of $8.6 million, or 1.5 percent of sales, in the comparable period of the prior year.

The increased expenditures in the current period were primarily the result of increased tooling expenditures for an Aerospace contract. The Company expects capital expenditures, as a percentage of sales, to be approximately 2.5 percent of sales for fiscal 1997.

At September 29, 1996, the Company had borrowings of $12.0 million outstanding against its bank revolving credit facility. The borrowings were used primarily to finance on-going operational needs. Outstanding letters of credit of $53.4 million further reduced amounts available on this facility to $159.6 million at September 29, 1996.

The Company began a program to repurchase up to $50.0 million of its common stock during fiscal 1996. In connection with that program, the Company had repurchased approximately 1.05 million shares of common stock as of September 29, 1996, at an average price of $38.26 per share for an aggregate amount of $40.4 million. Cash expenditures during the six month period ended September 29, 1996, were $3.6 million.

The Company's total debt (notes payable, current portion of long-term debt, and long-term debt) as a percentage of total capitalization decreased to 67.9 percent on September 29, 1996, compared to 71.6 percent on March 31, 1996. This decrease reflects principal repayments on the bank term debt during the six month period ended September 29, 1996, of $22.5 million, offset by $12 million in borrowings under the bank revolving credit facility.

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

Based on the financial condition of the Company at September 29, 1996, the Company believes that internal cash flows, combined with the availability of funding under its line of credit, will be adequate to fund the future growth of the Company, as well as to service its long-term debt obligations.

INFLATION
---------

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

RISK FACTORS
------------

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involves risks and uncertainties, including, but not limited to, changes in governmental spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, customer product acceptance, continued access to capital markets, and merger and acquisition activity within the industry. All forecasts and projections in this report are "forward-looking statements" and are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

                         PART II -- OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

     Incorporated herein by reference is note 5 of Notes to Financial Statements included in Item 1 of Part I of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On August 6, 1996, the registrant held its annual meeting of stockholders.

     (b) At the above meeting, the following persons were elected directors to serve until the next annual meeting of stockholders: R. Keith Elliott; Thomas L. Gossage; Joel M. Greenblatt; Jonathan G. Guss; David E. Jeremiah; Gaynor N. Kelley; Joseph F. Mazzella; Daniel L. Nir; and Richard Schwartz.

     (c) At the above annual meeting, the stockholders voted upon the following proposals: (1) election of directors; (2) ratification of the selection of Deloitte & Touche as independent accountants for the fiscal year ending March 31, 1997; and (3) approval of a Non-Employee Director Restricted Stock Plan. The votes cast on each of the above proposals were as follows:

          Proposal Number (1):
          -------------------
                                                     Votes Cast
                                                     ----------
                                                 For         Withheld
                                              ----------     --------
            R. Keith Elliott                  11,771,453      365,398
            Thomas L. Gossage                 11,770,925      365,926
            Joel M. Greenblatt                11,749,225      387,626
            Jonathan G. Guss                  11,763,272      373,579
            David E. Jeremiah                 11,659,701      477,150
            Gaynor N. Kelley                  11,777,682      359,169
            Joseph F. Mazzella                11,651,261      485,590
            Daniel L. Nir                     11,757,249      379,602
            Richard Schwartz                  11,766,393      370,458


            Broker non-votes: None

          Proposal Number (2):
          -------------------
                                                     Votes Cast
                                                     ----------
                                               For         Against     Abstain
                                            ----------     -------     -------
                                            12,070,421     46,598      19,832

           Broker non-votes: None



    Proposal Number (3):
    ----------------------
                                        Votes Cast
                                        ----------
                               For       Against    Abstain
                            ----------  ---------  ----------
                            10,791,282  1,280,888    64,681

    Broker non-votes: None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit No.                  Description of Exhibit
          -----------                  ----------------------

             10.1 Alliant Techsystems Inc. Non-Employee Director Restricted Stock Plan

             10.2          Form of Restricted Stock Agreement

             11            Computation of Earnings Per Common and Common
                           Equivalent Share

             27            Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarterly period ended September 29, 1996, the registrant filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALLIANT TECHSYSTEMS INC.


Date: November 8, 1996                   By: /s/ Charles H. Gauck
                                       Name: Charles H. Gauck
                                      Title: Secretary
                                             (On behalf of the registrant)

Date: November 8, 1996                   By: /s/ Scott S. Meyers
                                       Name: Scott S. Meyers
                                      Title: Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                            ALLIANT TECHSYSTEMS INC.

                                   FORM 10-Q

                                 EXHIBIT INDEX

The following exhibits are filed herewith electronically or incorporated herein by reference. The applicable Securities and Exchange Commission File Number is 1-10582.

  Exhibit
  Number              Description of Exhibit           Method of Filing
  -------             ------------------------         ----------------

   10.1               Alliant Techsystems Inc.         Incorporated herein by
                      Non-Employee Director            reference to Appendix B
                      Restricted Stock Plan            to Proxy Statement dated
                      ........................         July 3, 1996

   10.2               Form of Restricted               Filed herewith
                      Stock Agreement.........         electronically

   11                 Computation of Earnings
                      Per Common and Common            Filed herewith
                      Equivalent Share........         electronically


   27                 Financial Data Schedule.         Filed herewith
                                                       electronically