Form 10-Q
period 1996-12-29
ALLIANT TECHSYSTEMS INC
filed 1997-02-11
CIK 866121

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 29, 1996 or

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

                                Yes /X/ No / /

     As of January 31, 1997, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 13,063,809 (excluding 799,804 treasury shares).

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         Income Statements (Unaudited)

(In thousands except                                 QUARTERS ENDED                            NINE MONTHS ENDED
   per share data)                            ---------------------------               ------------------------------
                                              December 29     December 31               December 29        December 31
                                                  1996           1995                       1996               1995
                                              ------------    -----------               -----------        -----------

Sales                                            $ 300,785    $   257,097               $   778,606        $   732,604
Cost of sales                                      250,085        213,437                   649,424            605,051
                                                 ---------    -----------               -----------        -----------
   Gross margin                                     50,700         43,660                   129,182            127,553
Operating expenses
   Research and development                          4,625          3,342                    11,769              8,866
   Selling                                           8,978          8,515                    24,196             24,321
   General and administrative                       12,026          8,756                    31,289             31,289
                                                 ---------    -----------               -----------        -----------
       Total operating expenses                     25,629         20,613                    67,254             64,476
                                                 ---------    -----------               -----------        -----------
Income from operations                              25,071         23,047                    61,928             63,077

   Miscellaneous income                                 69            501                       219                547
                                                 ---------    -----------               -----------        -----------
Earnings before interest and taxes                  25,140         23,548                    62,147             63,624

   Interest expense                                 (8,948)        (9,549)                  (27,334)           (29,218)
   Interest income                                       8            903                       324              1,226
                                                 ---------    -----------               -----------        -----------
Income from continuing operations
   before income taxes                              16,200         14,902                    35,137             35,632
Income tax provision                                                3,278                                        7,839
                                                 ---------    -----------               -----------        -----------
Income from continuing operations                   16,200         11,624                    35,137             27,793
Income from discontinued operations net of
   income taxes                                      1,025            870                     4,819              5,952
                                                 ---------    -----------               -----------        -----------
Net income                                       $  17,225    $    12,494               $    39,956        $    33,745
                                                 =========    ===========               ===========        ===========

Earnings per common and common
 equivalent share:
   Continuing operations                        $     1.20    $       .87               $      2.62        $      2.07
   Discontinued operations                             .08            .06                       .36                .44
                                                 ---------    -----------               -----------        -----------
   Net income                                    $    1.28    $       .93               $      2.98        $      2.51
                                                 =========    ===========               ===========        ===========
Average number of common and
 common equivalent shares (thousands)               13,472         13,366                    13,411             13,449
                                                ==========    ===========               ===========        ===========

See Notes to Financial Statements

                           Balance Sheets (Unaudited)

                                                            ------------------  --------------
(In thousands except share data)                            December 29, 1996   March 31, 1996
                                                            ------------------  --------------
Assets
Current assets:

     Cash and cash equivalents                                       $ 38,375         $ 45,532
     Marketable securities                                                348              348
     Receivables                                                      188,654          178,475
     Net inventory                                                     76,401           87,602
     Deferred income tax asset                                         25,867           28,462
     Other current assets                                              11,314            3,819
                                                            ------------------  --------------
        Total current assets                                          340,959          344,238
Net property, plant, and equipment                                    364,226          382,513
Goodwill                                                              124,219          125,033
Deferred charges                                                       14,472           14,751
Other assets                                                           27,980           30,997
Net assets of discontinued operations                                  75,236           73,114
                                                            ------------------  --------------
        Total assets                                                 $947,092         $970,646
                                                            ==================  ==============
Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                               $ 48,750         $ 45,000
     Notes payable                                                     12,313            2,756
     Accounts payable                                                  71,492           77,453
     Contract advances and allowances                                  41,600           40,636
     Accrued compensation                                              24,536           28,672
     Accrued income taxes                                               9,162            9,310
     Restructuring liability - current                                 11,457           26,782
     Other accrued liabilities                                         82,439           89,871
                                                            ------------------  --------------
        Total current liabilities                                     301,749          320,480
Long-term debt                                                        312,500          350,000
Post-retirement and post-employment benefits liability                 87,491           88,930
Pension and other long-term liabilities                                40,403           43,219
Restructuring liability - long-term                                       181            2,040
Litigation settlement charges - long-term                               4,500            8,500
                                                            ------------------  --------------
        Total liabilities                                             746,824          813,169
Stockholders' Equity:
     Common stock - $.01 par value
        Authorized - 20,000,000 shares
        Issued and outstanding 13,052,433 shares at December
        29, 1996 and 12,965,542 at March 31, 1996                         130              130
Additional paid-in-capital                                            249,619          249,814
Retained earnings (deficit)                                           (14,842)         (54,798)
Unearned compensation                                                  (2,009)          (2,552)
Pension liability adjustment                                           (1,189)          (1,189)
Common stock in treasury, at cost (811,180 shares held at
     December 29, 1996 and 898,071 at March 31, 1996)                 (31,441)         (33,928)
                                                            ------------------  --------------
        Total stockholders' equity                                    200,268          157,477
                                                            ------------------  --------------
        Total liabilities and stockholders' equity                   $947,092         $970,646
                                                            ==================  ==============

See Notes to Financial Statements

                      Statements of Cash Flows (Unaudited)

(In thousands)                                                                       NINE MONTHS ENDED
                                                                        -----------------         -----------------
                                                                        December 29, 1996         December 31, 1995
                                                                        -----------------         -----------------
Operating activities
Net income                                                                     $ 39,956                  $ 33,745
Adjustments to net income to arrive at cash
    provided by operations:
          Depreciation                                                           34,322                    38,491
          Amortization of intangible assets and unearned
             compensation                                                         6,029                     6,635
          Loss (gain) on disposal of property                                      (380)                      253
          Changes in assets and liabilities:
              Receivables                                                       (10,181)                  (24,151)
              Inventory                                                          11,073                    (5,328)
              Accounts payable                                                   (6,233)                   (3,754)
              Contract advances and allowances                                      964                    (3,823)
              Accrued compensation                                               (4,136)                    1,369
              Accrued income taxes                                                 (147)                     (220)
              Accrued restructure liability                                     (17,184)                  (23,502)
              Other assets and liabilities                                      (20,702)                  (10,207)
          Operating activities of discontinued operations                          (845)                     (733)
                                                                      -----------------         -----------------
Cash provided by operations                                                      32,536                     8,775
                                                                      -----------------         -----------------
Investing activities
Capital expenditures                                                            (18,044)                  (14,089)
Business acquisition:
   Purchase price finalization                                                                             29,115
   Accrued transaction fees paid                                                                           (5,997)
Proceeds from disposition of property, plant, and equipment                       2,682                       969
Investing activities of discontinued operations                                  (1,277)                   (1,032)
                                                                      -----------------         -----------------
Cash provided by (used for) investing activities                                (16,639)                    8,966
                                                                      -----------------         -----------------
Financing activities
Net borrowings on line of credit                                                 10,000                    18,000
Payments made on long-term debt                                                 (33,750)                  (22,500)
Net purchase of treasury shares                                                    (918)                  (36,261)
Proceeds from exercised stock options                                             2,058                       796
Other financing activities, net                                                    (444)                     (268)
                                                                      -----------------         -----------------
Cash used for financing activities                                              (23,054)                  (40,233)
                                                                      -----------------         -----------------
Decrease in cash and cash equivalents                                            (7,157)                  (22,492)
Cash and cash equivalents - beginning of period                                  45,532                    25,664
                                                                      -----------------         -----------------
Cash and cash equivalents - end of period                                      $ 38,375                  $  3,172
                                                                      =================         =================

See Notes to Financial Statements

                   Notes to Financial Statements (Unaudited)

1. In interim accounting periods, the Company absorbs operating expenses based upon sales volume using the anticipated relationship of such costs to sales for the year. Accordingly, the Company had $6.3 million and $.4 million of underabsorbed operating expenses recorded in other current assets at December 29, 1996 and December 31, 1995, respectively. Unabsorbed expenses at December 29, 1996, will be absorbed over the remainder of fiscal 1997.

2. During the nine month period ended December 29, 1996, the Company made principal payments on its Bank Term Loan of $33.8 million. Borrowings of $10.0 million were outstanding against its revolving line of credit at December 29, 1996. Letters of credit totaling $51.3 million reduced the available line of credit to $213.7 million.

    The remaining scheduled minimum loan payments on outstanding long-term debt are as follows: fiscal 1997, $11.2 million; fiscal 1998, $50.0 million; fiscal 1999, $55.0 million; fiscal 2000, $55.0 million; fiscal 2001 and thereafter, $190.0 million.

3. No income taxes were paid for the nine months ended December 29, 1996, or December 31, 1995. The effective income tax rate of 0 percent on continuing operations in the current nine month period reflects the utilization of $35.1 million of available federal and state loss carryforwards for tax purposes.

4. During fiscal 1996, the Company began a program to repurchase up to $50.0 million of its common stock. In connection with that program, the Company had repurchased approximately 1.05 million shares of common stock as of December 29, 1996, at an average price of $38.26 per share, for an aggregate amount of $40.4 million.

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

    The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. The Company records environmental remediation-related liabilities when the event obligating the Company has occurred and the cost is both probable and reasonably estimable. As of December 29, 1996, the Company had reserves totaling $7.2 million available to cover all environmental clean-up costs. In future periods, new laws, rules and regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, changes in the extent and type of site utilization, the number of parties found liable at each site, and their ability to pay could significantly change the Company's estimates.

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

    The estimated nondiscounted study and remediation costs to be incurred, generally over the next three years, for sites not acquired through the Aerospace acquisition could range from $2.2 million to $22.5 million.

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

    The Company is involved in two "qui tam" lawsuits brought by former employees of the Aerospace operations acquired from Hercules. One involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The other involves allegations of mischarging of work performed under Government contracts, misuse of Government equipment, other acts of financial mismanagement and wrongful termination claims. The Government did not join in either of these lawsuits. Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the Aerospace operations will be assumed by the Company except for a few specific lawsuits including the two qui tam lawsuits referred to above. The Company has agreed to indemnify and reimburse Hercules for a portion of litigation costs incurred, and a portion of damages, if any, awarded in these lawsuits. Under terms of the purchase agreement with Hercules, the Company's maximum settlement liability is approximately $4 million, for which the Company has fully reserved at December 29, 1996.

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

6. Interest paid during the three and nine month periods ended December 29, 1996, totaled $4.8 and $24.9 million, respectively. Interest paid during the three and nine month periods ended December 31, 1995, totaled $6.7 and $26.7 million, respectively.

    The Company has entered into hedging transactions to protect against increases in market interest rates on its long term debt. At December 29, 1996, the notional amount of amortizing interest rate swap agreements was $137.5 million. Under the swap agreements, the Company currently pays an average fixed rate of 6.9 percent and receives interest at a rate equal to three-month LIBOR. The interest rate cap agreements limit the Company's LIBOR exposure to 7.0 percent. The notional amount of these amortizing interest rate cap agreements was $30.0 million at December 29, 1996.

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

8. Earnings per common share are computed based upon the weighted average number of common shares and common equivalent shares, consisting of the dilutive effect of stock options outstanding during each year. Earnings per common share, assuming full dilution, are substantially the same.

9. Certain reclassifications have been made to the fiscal year 1996 financial statements, as previously reported, to conform to the current classification. These reclassifications did not affect net income or stockholder's equity, as previously reported.

10. The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three and nine month periods ended December 29, 1996, and December 31, 1995. The Company's accounting policies are described in the notes to financial statements in its fiscal year 1996 Annual Report on Form 10-K.

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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS
         ---------------------

         Sales

         Sales from continuing operations (see separate discussion of discontinued operations, below) for the quarter ended December 29, 1996, totaled $300.8 million, an increase of $43.7 million, or 17.0 percent, from $257.1 million for the comparable quarter of the prior year. Aerospace Systems Group sales were $154.7 million for the quarter ended December 29, 1996, an increase of $15.8 million, or 11.4 percent, compared to $138.9 million in the comparable quarter of the prior year. The increase was due primarily to increased sales on the Delta and Titan space launch vehicle programs. Defense Systems Group sales were $155.4 million for the quarter ended December 29, 1996, an increase of $30.0 million, or 23.9 percent, compared to $125.4 million in the comparable quarter of the prior year. The increase was due primarily to an increase in Tank Ammunition volume of approximately $46 million, due in large part to resuming production on a Tank Ammunition program that had experienced technical problems in the comparable quarter of the prior year. This increase was offset $16 million by decreased sales in the current year quarter due to program completions in the comparable quarter of fiscal 1996 on the Combined Effects Munition (CEM) and Shoulder-Launched Multi-Purpose Assault Weapons
         (SMAW) programs. Emerging Business Group sales from continuing operations were $10.7 million for the quarter ended December 29, 1996, an increase of $5.5 million over sales of $5.2 million for the comparable quarter of the prior year. The increase was due primarily to initial sales from a battery line contract.

         Sales from continuing operations for the nine month period ended December 29, 1996, totaled $778.6 million, an increase of $46.0 million, or 6.3 percent, from $732.6 million for the comparable period in the prior year. Aerospace Systems Group sales for the nine month period ended December 29, 1996, were $436.0 million, an increase of $9.6 million, or 2.3 percent over sales of $426.4 million for the comparable period of the prior year. Defense Systems Group sales for the nine month period ended December 29, 1996, were $348.1 million, an increase of $35.0 million, or 11.2 percent over sales of $313.1 million for the comparable period of the prior year. The increase was primarily attributable to a $53.0 million increase in Tank Ammunition sales, due in large part to resolution of program technical problems earlier in the current year. Additionally, sales from new programs, especially Volcano (anti-tank munitions dispensers) and Tactical Unmanned Aerial Vehicle (TUAV), helped to offset sales decreases of approximately $59 million due to fiscal 1996 program completions on CEM and SMAW. Emerging Business Group sales from continuing operations were $27.3 million, an increase of $10.1 million, or 58.7 percent over sales of $17.2 million for the comparable period of the prior year, due primarily to increased sales on its Advanced Technology Applications
         (ATA) information security and communications contracts. The Company expects that sales from continuing operations will be approximately $1.1 billion for fiscal 1997.

         Gross Margin

         The Company's gross margin for the quarter ended December 29, 1996, was $50.7 million, or 16.9 percent of sales, compared to $43.7 million, or
         17.0 percent of sales, for the comparable quarter of the prior year. Gross Margin was impacted favorably during the current quarter due to a settlement reached with the U.S. Government for reimbursement of $5.8 million relating to costs previously incurred on a contract that was terminated by the Government due to an arms-limitation treaty it had entered. This margin increase was offset due to sales mix, as well as cost growth due to technical issues on certain programs in the Company's Tactical Propulsion business unit and Emerging Business Group.

         Gross margin for the nine month period ended December 29, 1996, totaled $129.2 million, or 16.6 percent of sales, compared to $127.6 million, or 17.4 percent of sales for the comparable period of the prior year. The decrease in gross margin as a percent of sales was driven by fiscal 1997 sales mix, as well as by cost growth, primarily due to technical issues on certain programs in the Company's Tactical Propulsion business unit and on fuzing programs. These decreases were offset by a $5.8 million contract termination claim settlement recognized in the third quarter of fiscal 1997. Fiscal 1997 gross margin on continuing operations, expressed as a percentage of sales, is expected to be approximately 17 percent, down from 18.3 percent recorded in fiscal 1996, due largely to higher non-recurring claim settlements, as well as contract completions in fiscal 1996.

         Operating Expenses

         The Company's operating expenses for the quarter ended December 29, 1996, totaled $25.6 million, 8.5 percent of sales, compared to $20.6 million, 8.0 percent of sales, in the comparable quarter of the prior year. The increase, as a percent of sales, is largely due to the timing of general and administrative costs, as well as due to expenditures made in the current year in pursuit of the U.S. Government's Evolved Expendable Launch Vehicle (EELV) program.

         Operating expenses for the nine month period ended December 29, 1996, totaled $67.3 million, or 8.6 percent of sales, compared to $64.5 million, or 8.8 percent of sales, for the comparable period of the prior year. The decrease, as a percentage of sales, is reflective of consistent selling and general and administrative costs being spread over an increased base. This fiscal 1997 decrease was partially offset by increased research and development spending in the period, due to the Company's pursuit of the EELV program. Operating expenses for fiscal 1997, as a percentage of sales, are expected to be approximately
         9.0 percent, due to the likely investment in certain significant program opportunities.

         Miscellaneous Income

         The Company's miscellaneous income for the three and nine month periods ended December 29, 1996, of .1 and .2 million, respectively, decreased slightly from the three and nine month periods of the prior year due to the fiscal 1996 receipt of $.5 million in non-recurring income associated with a litigation claim settlement.

         Interest Expense

         The Company's interest expense decreased approximately $.6 and $1.9 million during the three and nine month periods ended December 29, 1996, respectively, compared to the comparable periods of the prior year. The decrease was primarily due to lower average balances borrowed, as well as lower interest rates for the current year periods compared to the prior year periods. Interest income decreased approximately $.9 million for the quarter and nine month periods ended December 29, 1996, compared to the respective periods one year earlier. The decrease is driven by interest income recognized by the Company in fiscal 1996 on amounts owed the Company for purchase price reimbursement by Hercules Inc., as a result of the Aerospace acquisition.

         Income Taxes

         Continuing operations for the three and nine month periods ended December 29, 1996, reflect an effective tax rate of 0 percent, compared to 22 percent for the comparable periods of the prior fiscal year. The tax rate for the periods ended December 29, 1996, differs from statutory tax rates due to the utilization of available tax loss carryforwards. Such carryforwards are expected to reduce future tax expense and the associated tax payments.

         Discontinued Operations

         On December 22, 1996, the Company entered into an agreement to sell it's Marine Systems Group, including substantially all of the assets of that business, to Hughes Aircraft Company for $141 million in cash. Finalization of the transaction, including obtaining required regulatory approvals, is expected to be completed during the Company's fourth fiscal quarter. The Company has accounted for the operations of the Marine Systems Group as discontinued operations in these financial statements. The transaction, as well as the results of operations during the disposal period, are expected to result in a net gain to the Company. Accordingly, recognition of such gain will be deferred until the transaction is completed. Net income from discontinued operations for the three and nine month periods ended December 29, 1996 was $1.0 million and $4.8 million respectively (net of tax expense of $.6 and $2.6 million) compared to $.9 and $6.0 million (net of tax expense of (.7) and $.5 million respectively) for the comparable periods of the prior year. Results in the current year reflect decreased Marine Systems Group operating income due to reduced sales volume. Results for the comparable three and nine month periods in the prior year reflect operating income from Marine Systems, offset by losses incurred in the Company's foreign demilitarization business, which was discontinued in the fourth quarter of fiscal 1996. Sales from discontinued operations for the nine month period ended December 29, 1996, were $82.4 million, compared to $138.6 million for the comparable period in the prior year. The decrease in fiscal 1997 sales was primarily reflective of program completions on the MK50 lightweight torpedo program, as well as the absence in fiscal 1997 of sales from the Company's former foreign demilitarization business (discontinued in fiscal 1996). Net assets of the Company's discontinued operations are approximately $75.2 million and consist of approximately $40.0 million in net working capital. The balance of the assets are non-current, primarily property, plant, and equipment.

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

         LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
         -----------------------------------------------------

         Cash provided by operations totaled $32.5 million for the nine month period ended December 29, 1996, an increase in cash provided by operations of $23.8 million, when compared to $8.8 million provided by operations in the comparable period of the prior year. The fiscal 1997 improvement was driven by improvement in working capital, particularly through the relative reductions of cash resources used for accounts receivable and inventory assets. Cash used in investing activities for the nine month period ended December 29, 1996 was $16.6 million, an increased use of $25.6 million compared to cash provided by investing activities of $9.0 million in the comparable nine month period of the prior year. This increased use was primarily indicative of the $29.1 million payment received in the prior year period, which reflected a purchase price adjustment for the acquisition of the Aerospace operations, acquired from Hercules Inc., related to accelerated receivables collections. This was offset by $6.0 million in payments made by the Company in the same prior year period for accrued fees related to the transaction.

Net outlays for capital expenditures for the nine month period ended December 29, 1996, totaled $18.0 million, or 2.3 percent of sales, an increase as a percentage of sales, compared to capital expenditures of $14.1 million, or 1.9 percent of sales, in the comparable period of the prior year. The increased expenditures in the current period were primarily the result of increased tooling expenditures required on an Aerospace contract. The Company expects capital expenditures, as a percentage of sales, to be approximately 2.7 percent of sales for fiscal 1997.

Effective November 14, 1996, the Company's bank credit facility was amended to increase amounts available under the revolving working capital facility (revolver) from $225 million to $275 million, and to reduce the Company's borrowing interest rate margins relative to the London InterBank Offered Rate (LIBOR). Additionally, certain restrictions related to revolver usage, use of asset sale proceeds, and restricted payments were removed.

At December 29, 1996, the Company had borrowings of $10.0 million outstanding against its bank revolving credit facility. The borrowings were used primarily to finance interim working capital needs. Outstanding letters of credit of $51.3 million further reduced amounts available on this facility to $213.7 million at December 29, 1996.

The Company's total debt (notes payable, current portion of long-term debt, and long-term debt) as a percentage of total capitalization decreased to 65.1 percent on December 29, 1996, compared to 71.6 percent on March 31, 1996. This decrease reflects principal repayments on the bank term debt during fiscal 1997 of $33.8 million offset by $10.0 million in borrowings under the bank revolving credit facility, as well as increased equity due to fiscal 1997 earnings.

In connection with the anticipated sale of the Company's Marine Systems Group to Hughes Aircraft Company, currently expected to be completed in the fourth quarter of fiscal 1997, the Company expects to receive cash proceeds of approximately $141.0 million. Under the terms of the Company's debt agreements, approximately $90.0 million of the sale proceeds will be utilized for the prepayment of debt. The balance of the cash proceeds will be available for further debt repayment, continued share repurchases or for other strategic initiatives. As a result of the debt prepayment, each future minimum required payment under the Bank Term Loan facility (as discussed in Note 2 of the Notes to Financial Statements) is expected to be reduced by approximately 40 percent.

The Company began a program to repurchase up to $50.0 million of its common stock during fiscal 1996. In connection with that program, the Company had repurchased approximately 1.05 million shares of common stock as of December 29, 1996, at an average price of $38.26 per share for an aggregate amount of $40.4 million. Under the repurchase program, cash expenditures during the nine month period ended December 29, 1996, were $3.6 million.

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

Based on the financial condition of the Company at December 29, 1996, the Company believes that internal cash flows, combined with the availability of funding under its line of credit, will be adequate to fund the future growth of the Company, as well as to service its long-term debt obligations.

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

RISK FACTORS
------------

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to, changes in governmental spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company's success in program pursuits, continued access to capital markets, and merger and acquisition activity within the industry. All forecasts and projections in this report are "forward-looking statements" and are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

                          PART II -- OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

     Incorporated herein by reference is note 5 of Notes to Financial Statements included in Item 1 of Part I of this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

    Exhibit No.                       Description of Exhibit
    -----------                       ----------------------
        10        Arrangements with Executive

        11        Computation of Earnings Per Common and Common Equivalent Share

        27        Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarterly period ended December 29, 1996, the registrant filed the following reports on Form 8-K:

     Date of Report         Items Reported
     --------------         --------------

     November 14, 1996   Item 5. Other Events
                         Item 7(c). Exhibits

     December 23, 1996   Item 5. Other Events
                         Item 7(c). Exhibits


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ALLIANT TECHSYSTEMS INC.


Date: February 7, 1997            By: /s/ Charles H. Gauck
                                Name: Charles H. Gauck
                               Title: Secretary
                                      (On behalf of the registrant)

Date: February 7, 1997            By: /s/ Scott S. Meyers
                                Name: Scott S. Meyers
                               Title: Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                            ALLIANT TECHSYSTEMS INC.

                                   FORM 10-Q

                                 EXHIBIT INDEX

The following exhibits are filed herewith electronically or incorporated herein by reference. The applicable Securities and Exchange Commission File Number is 1-10582.

Exhibit
Number           Description of Exhibit          Method of Filing
------           ----------------------          ----------------

  10   Arrangements with Executive............... Filed herewith electronically

  11   Computation of Earnings Per Common and Common
       Equivalent Share.......................... Filed herewith electronically

  27   Financial Data Schedule................... Filed herewith electronically

