Form 10-K
period 1997-03-31
ALLIANT TECHSYSTEMS INC
filed 1997-06-27
CIK 866121

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997    or
                          --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

                        Commission file number  1-10582
                                                -------

                           Alliant Techsystems Inc.
                   -----------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     41-1672694
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           600 Second Street N.E., Hopkins, Minnesota    55343-8384
       ----------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (612) 931-6000
                                                   --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
       Title of each class                       on which registered
----------------------------------     -----------------------------------------

  Common Stock, par value $.01                 New York Stock Exchange

  Preferred Stock Purchase Rights              New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                         -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 31, 1997, 12,977,830 shares of the registrant's voting common stock were outstanding (excluding 885,783 treasury shares). The aggregate market value of such stock held by non-affiliates of the registrant on such date was $425,853,842.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to stockholders for the fiscal year ended March 31, 1997 are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement for the 1997 Annual Meeting of stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

(a) General Development of Business

     Alliant Techsystems Inc. (the "Company" or the "Registrant") was incorporated as a Delaware corporation and a wholly owned subsidiary of Honeywell Inc. ("Honeywell") on May 2, 1990, in connection with Honeywell's plan to spin off to its stockholders the following business operations (the "Businesses") of Honeywell: Defense and Marine Systems Business; Test Instruments Division (subsequently renamed Metrum Information Storage); and Signal Analysis Center. On September 28, 1990, (i) Honeywell declared a distribution (the "Spin-off") payable to the holders of record of Honeywell common stock on October 9, 1990 (the "Record Date") of one share of the Company's common stock, par value $.01 per share (the "Common Stock"), together with the associated preferred stock purchase rights, for every four shares of Honeywell common stock outstanding on the Record Date, and (ii) Honeywell transferred to the Company substantially all of the assets and liabilities of the Businesses. As a result of the Spin-off, 100% of the Company's Common Stock was distributed to Honeywell's stockholders on a pro rata basis.

     In January 1991, the Company changed its fiscal year end from December 31 to March 31, effective with the fiscal year that began April 1, 1991 and ended March 31, 1992.

     In December 1992, the Company divested the Metrum Information Storage business.

     In October 1993, the Company acquired Accudyne Corporation ("Accudyne") and Kilgore Corporation ("Kilgore"), and in November 1993, the Company acquired Ferrulmatic, Inc. ("Ferrulmatic"). Each of these acquisitions was accounted for as a purchase, and the financial statements included in this report include the acquired companies' assets and liabilities and their results of operations since the date of their acquisition. Effective March 31, 1994, Accudyne, Kilgore and Ferrulmatic were merged into the Company.

     In March 1995, the Company acquired certain assets and operations of the Hercules Aerospace Company division ("HAC") of Hercules Incorporated ("Hercules"). The acquisition of HAC (the "HAC Acquisition") was accounted for as a purchase, and the financial statements included in this report include the acquired operations' assets and liabilities and their results of operations since the date of their acquisition.

     In March 1996, Company management, after evaluating its strategic plans for the future, elected to discontinue its role as an owner of foreign demilitarization businesses located in the former Soviet republics of Ukraine and Belarus.

     In February 1997 the Company divested its Marine Systems Group. The financial statements included in this report account for this divested business as a discontinued operation.

     The Company's principal executive offices are located at 600 Second Street N.E., Hopkins, Minnesota 55343-8384 (telephone number: (612) 931-6000).

(b) Financial Information About Industry Segments

     The Company's business is conducted in a single industry segment. Incorporated herein by reference are the following portions of the Company's Annual Report to Stockholders (the "Annual Report") for the fiscal year ended March 31, 1997 ("fiscal year 1997"):

                                                           Page Number(s)
Portion of Annual Report                                  in Annual Report
Note 22 of Notes to Financial Statements...................      39

(c) Narrative Description of Business

General

     During fiscal year 1997, the Company conducted its business through four business groups: Aerospace Systems, Defense Systems, Marine Systems (which was sold in February 1997) and Emerging Business. Effective April 1, 1997, the Company reorganized its business into four business groups -- Conventional Munitions, Defense Systems, Space and Strategic Systems, and Emerging Business -- and a program office established to pursue the ICBM Prime Integration Program. The description of the Company's business that follows reflects the reorganized business structure currently in effect.

                             Conventional Munitions

     Conventional Munitions supplies, designs and develops medium caliber ammunition, tank ammunition, munitions propellants, commercial gun powders, solid rocket propulsion systems, flares, warheads, and composite structures for the U.S. and allied governments as well as for commercial applications. It operates in four business units: Ammunition Systems, Ordnance, Tactical Propulsion and Kilgore Operations.

     Ammunition Systems - The Ammunition Systems business unit produces, designs, and develops medium caliber ammunition, tank ammunition, submunitions, and advanced warhead systems for missiles and other weapon systems.

     The Company is a leading supplier of medium caliber ammunition and fuzes. Production programs include 25mm Bushmaster rounds for the U.S. Army's Bradley Fighting Vehicle, the Marine Corps Light Armored Vehicle, the U.S. Navy's shipboard defense systems, and platforms of the U.S. allies; the PGU-32 25mm round for the AV-8B aircraft; PGU-38 25mm enhanced combat rounds for the U.S. Air Force's AC-130 gunship; Lightweight 30mm ammunition for the Apache helicopter; and GAU-8/A 30mm family of armor-piercing, high-explosive incendiary, and target practice rounds currently used by the U.S. Air Force's A-10 aircraft. Development efforts include improving the performance of medium caliber ammunition for the advanced threats of the future. The Company is also the sole source producer of the M758/M759 fuze for medium caliber ammunition.

     In the tank ammunition area the Company produces and develops tactical and training tank rounds which are used for the M1A1/M1A2 Abrams tanks of the U.S. Army, Army Reserve, National Guard, Marine Corps, and U.S. allies. Such rounds include the M830A1 multi-purpose round and the M831A1 and M865 training rounds. The Company is the sole producer of the M830A1 multi-purpose round, which is the U.S. Army's most advanced tactical ammunition round in production. The Company is one of two suppliers to the U.S. Government for the M831A1 and M865 training rounds. Opportunities being pursued include advanced kinetic-energy rounds, developed for future threats, and rounds that will meet specifications for international sales.

     In submunitions and advanced warhead systems, the Company currently has a three-year engineering contract to develop a new multi-mode Anti-Materiel warhead for the U.S. Air Force. The Company's Advanced Medium Range Air-to-Air Missile ("AMRAAM") P3I warhead has passed a critical design review, and is being qualified by Raytheon, which could lead to the Company being a supplier of warheads for the AMRAAM missiles.

     Ammunition Systems operations are conducted at Hopkins, Elk River and New Brighton, Minnesota, Totowa, New Jersey, and Wilmington, Illinois.

     Ordnance - The Ordnance business unit has the capability to manufacture annually over 100 million pounds of solid extruded propellant for ammunition and rockets for the U.S. and foreign military services. The unit, through New River Energetics, Inc., a wholly owned subsidiary, also manufactures and commercially markets gun powders for both reloaders and manufacturers of sporting ammunition.

     Primary production programs include propellants for multiple training and war reserve 120mm tank rounds, for artillery propelling charges, and for 30mm ammunition and 25mm ammunition. The Company is also the sole source supplier of Mk90 propellant grains for use in the HYDRA 70 rocket and launch motors for the TOW II missile.

     In addition to the military programs, the Company produces a wide range of commercial gun powders and has activated stand-by military capacity for commercial chemical commodity sales.

     Development opportunities being pursued include automotive air bag propellants, improved smokeless gun powders, and modular charges for advanced artillery systems.

     Ordnance operations are conducted at two locations: Radford Army
Ammunition Plant in Radford, Virginia and the Sunflower Army Ammunition Plant in DeSoto, Kansas. Military and commercial gun powder was produced at a facility in Kenvil, New Jersey until late 1996, when those operations were consolidated at the Radford facility, which is also the U.S. Army's Group Technology Center for propellant development and production.

     Tactical Propulsion - The Tactical Propulsion business unit supplies and develops solid propulsion systems for various U.S. Department of Defense ("DoD") tactical weapons. Principal products include solid rocket motors, gas generators and tactical missile warheads for the U.S. Army, Navy and Air Force. Other Products include high-strength, low-weight pressure vessels and structures made of metals and composites.

     Current production programs include propulsion systems for AMRAAM, AGM-130, Sparrow, Sensor Fuzed Weapon ("SFW"), Hellfire II/Longbow, Maverick and TOW II. AMRAAM and SFW are the unit's largest production programs and have firm funding support through the end of the decade. AGM-130 is an air-to-ground stand-off attack missile used by the U.S. Air Force. Boeing North American is the sole prime contractor for AGM-130 and the Company is the sole source propulsion supplier. The SFW system is presently in Full Rate Production and has become one of the unit's largest programs. The Company is the sole source supplier on the SFW submunition propulsion deployment system. The unit has been the U.S. Army's primary supplier of flight motors for TOW II since the program's inception in 1981. Production programs in related areas include warheads for the Maverick and AMRAAM missile systems, metal cases for the U.S. Army's Tactical Missile System ("ATACMS") surface-to-surface missile, gas generators for the Trident II (D5) and Tomahawk Cruise missiles, composite launch tubes for the Army's Javelin anti-tank missile, and composite overwrapped pressure vessels for use on satellites.

     Major development programs include the propulsion systems for the Evolved Sea Sparrow Missile ("ESSM"), the AIM-9X Evolved Sidewinder, the AMRAAM Propulsion Enhancement Program ("PEP"), the Predator anti-tank system ("Predator"), and the advanced smart 120mm kinetic energy tank round ("TERM-KE"). The Company recently completed successful development tests on the ESSM and AMRAAM PEP programs. The Company is co-developing the propulsion system for the ESSM Program which is a NATO program involving 13 nations. Hughes Missile Systems Company is the prime contractor. The Company is the sole developer of a higher performance AMRAAM rocket motor, under contract from the U.S. Navy, with production planned to commence in U.S. Government fiscal year 1998. The prime contractor on Predator is Lockheed Martin, and the prime contractor on TERM-KE is Alliant Defense Electronics Systems, Inc., a subsidiary of the Company. The Company is the sole propulsion source on both Predator and TERM-KE. The Company recently won a contract with Hughes on a propulsion and thrust vector control system for the U.S. Navy/Air Force advanced short range air-to-air missile. Other new business opportunities being pursued include: Standard Missile Second Stage and Follow-on-to-TOW.

     The Tactical Propulsion business unit is located in Rocket Center, West Virginia.

     Kilgore Operations - The Kilgore Operations business unit produces and develops infrared countermeasure flares, 20mm ammunition, and a wide spectrum of pyrotechnic devices for the U.S. and foreign governments. It also makes pyrotechnics for various commercial activities.

     Kilgore is the world's leading supplier of infrared countermeasure products. Production programs include the MJU-7A/B, M206, MJU-10/B, MJU-32/B and MJU-38/B U.S. countermeasures. In addition, Kilgore-designed flare products, such as the 55mm KC-004/A flares, are routinely provided for export. Kilgore is currently manufacturing an Israeli flare design under a Foreign Military Funding contract. Kilgore has manufactured over six (6) million infrared flares over the last decade. Kilgore was the original designer for the MJU-10/B and first sequenced version of the MJU-7 and 1x1 inch flares. Kilgore has patented a variety of advanced countermeasure designs. On-going development efforts include sole source supplier to Lockheed Martin for the infrared flares for the F-22 aircraft and performing development efforts for advanced flares for the U.S. Navy. Kilgore is also the only current producer of the MK 186 TORCH shipboard countermeasure.

     Kilgore has been one of the two suppliers for the U.S. Navy Phalanx MK149 20mm ammunition as well as an international supplier of 20mm ammunition. Current production programs include the M55 TP ammunition. New business opportunities include the M56 high explosive series.

     Over 100 different pyrotechnic products have been produced by Kilgore. The pyrotechnic product lines include impulse cartridges, marine location markers, explosive squibs, colored smoke and signaling devices, screening devices, and commercial day/night signals. Current programs include efforts for NATO and non-NATO countries for improved signaling and screening devices as well as standard pyrotechnic products.

     Kilgore also supports a variety of intra-company production programs such as primers and tracers for tank ammunition, flashtubes for the GAU-8/A, and critical components for the TERM-KE program.

     Kilgore operations are conducted in Toone, Tennessee.


                                Defense Systems

     Defense Systems develops and supplies smart munitions, electronic systems, and unmanned vehicles through three business areas: Tactical Systems, Defense Electronics Systems, and Unmanned Vehicle Systems.

     Tactical Systems - The Tactical Systems business area develops and produces electronics and fuzes, demolition munitions, weapons systems, and guided weapons.

     In the electronics and fuzing area, the Company develops and manufactures stand-alone fuzes for mortar, artillery, and rocket munitions; electronic systems; and battlefield management systems. Sole source fuze production programs are the M734/M745 fuzes for mortar rounds; and the M732A2 proximity fuze for artillery. The Company is also developing the XM773 Multi-Option Fuze Artillery, which provides point detonation, delay, variable time, and proximity functions. In electronics, the Company has developed and is producing an automatic fire control system and integrated on-board electronics for the Paladin self-propelled Howitzer, which provides the Paladin with a "shoot and scoot" capability for increased survivability and effectiveness. The Company is also developing advanced Global Positioning Systems applications for secure guidance and communications. In the battlefield monitoring systems, the Company has developed a Remote Sentry system that utilizes proprietary acoustic sensor technology in combination with other sensors, signal processing and advanced communication techniques to autonomously detect, identify and locate hostile forces well behind enemy lines. The Remote Sentry system is in the process of completing Advanced Technology Demonstration testing in the summer of 1997, which will be followed by the Rapid Force Projection Initiative Advanced Concept Technology Demonstration phase for the next two years. It will have application for future reconnaissance, surveillance and target acquisition systems.

     In the demolition munitions area, the Company develops and produces munition systems, demolitions, and air delivered systems. In munitions systems the Company is currently working on advanced systems for delivery from artillery, trucks, tracked vehicles and helicopters. Primary production programs are the Volcano system, a modular system delivered from ground and air platforms, and Shielder, a Vehicle-Launched Smart Anti-tank Munition System, for which the Company is systems prime to the U.K.'s Ministry of Defence. The Company is pursuing several other international opportunities in this area. The Company is also producing the Selectable Lightweight

Attack Munition, a hand-emplaced anti-materiel munition with multiple activation modes for the U.S. Special Forces and the U.S. Army. The Company has also developed the Penetration Augmentation Munition ("PAM") for applications such as concrete bridge abutments and the Badger Fighting Position Excavator ("Badger") for U.S. and international applications. The Badger allows the soldier to significantly reduce foxhole digging time while increasing his safety and effectiveness. In the air-delivered munitions area, the Company is the sole producer of the Gator air-delivered scatterable munition system and provides tactical munitions dispensers ("TMDs") for the Combined Effects Munition, Gator and the Sensor Fuzed Weapon programs.

     In the weapon systems area, the Company is developing the Objective Individual Combat Weapon ("OICW") and is jointly pursuing the Cased Telescoped Weapon System ("CTWS") with some foreign partners. OICW is a lightweight, shoulder-fired weapon to selectively replace the M16 rifle/M203 grenade launcher. The OICW is the lethality element of the Force XXI Land Warrior. The system consists of a combinatorial weapon, ballistic fire control system with thermal sight, and both a 20mm high explosive ("HE") bursting munition with a remote autonomous fuze and a 5.56mm kinetic energy round. The Company is responsible for systems integration and development of the HE ammunition. The Company was one of two recipients in February 1995 of a 12-month system design and subsystem technology demonstration. In March, 1996 both firms were selected to continue phase 3 work under a Proof of Principle contract, which includes firing tests of a prototype OICW in the fall of 1997, leading to a downselect in early 1998. CTWS is a non-developmental item consisting of a medium caliber gun, ammunition and an ammunition handling system. It is a candidate weapon system for the Future Scout and Cavalry System, the Advanced Amphibious Assault Vehicle and the U.K.'s Tracer vehicle programs. It is based on a French/British developed product. The Company executed an exclusive business relationship with the developer, Case Telescoped Ammunition International, in April, 1997 to sell a single UK/US/French product.

     In the guided weapons area, the primary programs are the Sense and Destroy Armor ("SADARM") munition and the Smart Target Activated Fire and Forget 120mm tank round ("STAFF"). SADARM is being developed by the Company together with the prime contractor, Aerojet (a business segment of GenCorp., Inc.). SADARM has entered low rate initial production, and is presently the only tube artillery smart munition in production. The SADARM munition is used on 155mm Howitzers and combines millimeter wave and infrared sensor and signal processing technologies. In addition, SADARM is currently being evaluated for potential application to air and rocket delivery systems. The Company is also participating in a Northrop-Grumman competitive program to develop an improved seeker for the Brilliant Anti Tank ("BAT") munition Preplanned Product Improvement ("BAT P/3/I") Program. The objective of the program is to demonstrate systems performance against cold/stationary tank and armored combat vehicle units and sparsely located Surface to Surface Transporter Erector Launcher vehicles. BAT is a hit-to-kill guided submunition intended for delivery on the battlefield by the ATACMS missile. Downselect for the Engineering/Manufacturing Development ("EMD") phase is scheduled during the fiscal year ending March 31, 1999 ("fiscal year 1999"). The Company is also in engineering development with STAFF, a smart top-attack projectile. The Company is currently pursuing the XM982 155mm smart extended range artillery projectile and is teamed with Talley Defense Systems and Motorola in the competition for the EMD phase which will be awarded in the fiscal year ending March 31, 1998 ("fiscal year 1998").

     Tactical Systems operations are conducted at Hopkins and New Brighton, Minnesota and Janesville, Wisconsin,

     Defense Electronics Systems - The Defense Electronics business unit is conducted through Alliant Defense Electronics Systems, Inc., a wholly owned subsidiary of the Company. Principal products include millimeter wave and laser radar "LADAR") seeker technology and products, smart weapon systems, missile warning systems, electronic warfare systems, test equipment, chaff and chaff dispensing systems, and advanced imaging and document management software. Principal customers are U.S. and foreign governments. Software capabilities are marketed to both commercial and government customers.

     Major programs include the XM-1007 smart tank cartridge, the AAR-47 Missile Warning System, the Common Munitions BIT/Reprogramming Equipment ("CMBRE"), and Demonstration of Advanced Solid State Laser Radar ("DASSL").

     The XM-1007 is currently in development for application to a recently redirected tank extended range munition ("TERM") requirement that includes beyond line of sight missions using scout vehicles for target location and potential target designation. The Company is the sole development prime contractor for the XM-1007. Production is anticipated to begin early in the next decade.

     The AAR-47 Missile Warning System is a passive electro-optic threat warning device used to protect low, slow flying helicopters and fixed wing aircraft against missile attack from ground to air missiles. The Company recently completed a production contract for the system and is currently engaged in a central processor unit ("CPU") upgrade (both hardware and software) for improved probabilities of detection, longer warning times, and lower false alarm rates. Production deliveries of the upgraded CPU will begin in fiscal year 1999. The Company will enter a competitive bid for an upgraded sensor program during fiscal year 1998.

     The CMBRE is a portable field tester with a common interface to support the U.S. inventory of smart weapons. The Company recently completed First Article Testing ahead of contract schedule and anticipates shipping pre-production units in fiscal year 1998 and production units in fiscal year 1999.

     LADAR is the preferred seeker technology for future precision guided weapons surpassing Imaging InfraRed ("IIR") and Synthetic Aperture Radar ("SAR"). It combines the active ranging capability of SAR with the optical resolution of IIR at a cost less than either. The Company, teamed with prime contractor Texas Instruments, was recently selected by a joint service evaluation team for Phases 2-4 of the DASSL program after a six month Phase I system design and technology competition.

     The Company is one of the foremost developers and producers of chaff and chaff dispensing systems. The Company intends to pursue technology initiatives to provide the U.S. and its allies with vanishing and environmentally degradeable chaff which permits more realistic training world wide.

     The Company through its Advanced Imaging Strategies provides a family of software products known as DocMaestro /TM/. These are state-of-the-art imaging and document management tools that provide easy access and navigation to electronic documents with automatic hyperlinks, and electronic documents on demand through the internet/intranet.

     Defense Electronic Systems operations are conducted in Clearwater, Florida.

     Unmanned Vehicle Systems - Unmanned Vehicle Systems develops and produces unmanned vehicles and tactical control systems.

     In May 1996 the Company was awarded a contract for a 24-month Advanced Concept Technology Demonstration of the Outrider(TM) Tactical Unmanned Aerial Vehicle. The program, which includes options for low rate initial production, involves the development, production, and deployment of an unmanned aerial vehicle ("UAV") system that will provide near-real time reconnaissance, surveillance and target acquisition information to U.S. Marine air/ground task forces, Army brigades, and deployed Navy units. The Outrider(TM) UAV will have an operational range of 200 kilometers and a target on-station time of three hours.

     The Tactical Control System ("TCS") is an interoperable command, control and data receipt platform for all tactical UAV's. The TCS will provide a complete UAV control and data dissemination capability. The Company is under contract for building and demonstrating TCS control of the Outrider(TM) UAV.

     Unmanned Vehicle Systems operations are conducted in Hopkins, Minnesota and Hondo, Texas.

                          Space and Strategic Systems

     Space and Strategic Systems designs and produces solid rocket propulsion systems for space launch vehicles, strategic missile systems, and provides reinforced composite structures and components for aircraft and spacecraft.

     The space propulsion business represents the largest portion of the group's sales base and includes a broad product portfolio encompassing all vehicle payload classes (small to heavy lift). The Company is presently producing solid propulsion systems for Titan IVB, Delta II, Delta III, Pegasus(R), and Taurus launch vehicles. The Company produces the Titan SRMU space boosters, which serve as the strap-on propulsion system (two per vehicle) for the U.S. Air Force upgraded Titan IVB heavy-lift launch vehicle. The Company also has a follow-on contract for Titan launch operations support which extends into 2003. Delta II is a medium-lift expendable launch vehicle developed for both government and commercial applications. Each Delta II vehicle employs nine solid strap-on boosters, all of which are produced by the Company for McDonnell Douglas Corporation. In fiscal year 1997, McDonnell Douglas awarded the Company additional production quantities for Delta II. The Company is presently developing and will produce, under contract to McDonnell Douglas, a new strap-on booster for the new, larger medium-lift Delta III expendable launch vehicle. The Pegasus(R) air launched vehicle is used to deploy small U.S. Government, foreign government and commercial payloads. Each Pegasus(R) vehicle contains three solid propulsion stages, all of which are produced by the Company. The Pegasus(R) motors are also used as upper stages on the Taurus ground launched vehicle which was first launched in 1994, and is also used to deploy small U.S. Government and commercial payloads. The Company has a long-term, exclusive supply agreement with Orbital Sciences Corporation for Pegasus(R) and Taurus motors.

     The strategic propulsion business, which now consists of one large production program and various operational service contracts, has been involved with substantially all of the land and sea based strategic propulsion systems since their inception. Currently, the principal strategic propulsion production program is Trident II (D5), a submarine-launched intercontinental ballistic missile composed of three solid propulsion stages. The Company, through a joint venture with Thiokol Corporation, developed and produced the first and second propulsion stages of the Trident II (D5) missile under a contract with Lockheed Martin Corporation and has recently completed qualification process to also produce the third stage of the missile. In addition to the Trident II production contract, the Company has contracts with Lockheed Martin to support both the U.S. Navy's existing fleet of Trident I (C4) missiles and the operational D5 units. The Company developed and produced the Peacekeeper third stage motor for the U.S. Air Force, and continues to provide aging and surveillance services support to the missile system. The Company also continues to provide surveillance services to the U. S. Air Force for Minuteman third stage motors it previously produced.

     The composite structures operation designs and fabricates a broad range of structures from carbon/carbon, graphite, aramid, and glass fiber reinforced composite materials. Applications include instrument benches and dimensionally stable assemblies for satellites, space based antennae, aircraft and engine components, space launch vehicle tanks and structures, and other specialty structures. Target markets include both government and commercial users. Key programs are concentrated primarily in the commercial and government satellite, launch vehicle and aircraft segments. The Company is under contract to Lockheed Martin to develop composite cryogenic liquid hydrogen fuel tanks for the NASA X-33 Phase II reusable launch vehicle. It is also working jointly with Lockheed Martin to build the fiber-placed liquid hydrogen tank for the full-scale operational VentureStar(TM) when production begins in 2000. The Company recently received a contract from Lockheed Martin to produce the inlet duct for its version of the Joint Strike Fighter aircraft to be built for the U.S. Navy, Air Force and Marines. The Company is presently under contract to develop the inlet bypass offtake screens and pivot shafts on the U.S. Air Forces' F-22 fighter aircraft. The Company is also under contract to produce a counterbalance mechanism for the C-17 transport aircraft and the production of composite door springs for the Boeing Company's 767 aircraft. Development of a counterbalance mechanism for the Boeing Company's 767 aircraft is underway. Other programs and opportunities include additional aircraft and engine structures, other components and assemblies for spacecraft, military land vehicles, and various structures for reusable and expendable launch vehicles.

     Space and Strategic Systems operations are conducted in Magna and Clearfield, Utah.

                               Emerging Business

     Emerging Business activities include environmental remediation/facility management, safety management services, ordnance reclamation, battery production and advanced technology applications. It operates primarily through three business units: Global Environmental Solutions, Power Sources Center and Advanced Technology Applications.

     Global Environmental Solutions - The Company's environmental remediation/ facility management ("ER"), safety management services ("SMS"), and ordnance reclamation ("OR") businesses are conducted through Global Environmental Solutions ("GES"). GES is a relatively new business venture that has generated modest sales through fiscal year 1997.

     The ER business provides services to handle waste and contaminants associated with the disposal of propellant, explosives and pyrotechnic materials. GES has a contract at Twin City Army Ammunition Plant to perform environmental monitoring and remediation.

     The SMS business assists customers in analyzing and safeguarding against potential manufacturing hazards and in meeting both internal and external safety requirements. Primary emphasis is placed on meeting OSHA and EPA regulatory compliance.

     The OR business disassembles and disposes of surplus munitions items, and dismantles and recycles military rocket motors and munitions. The brass, steel, aluminum and energetic material by-products of the dismantled surplus munitions are reclaimed for sale into commercial markets. Through fiscal year 1996, this activity consisted primarily of Company-financed projects in the former Soviet Union which were conducted jointly with agencies or representatives of the governments of Belarus and Ukraine through two joint stock companies, Belconvers and Alliant Kiev, respectively. In March 1996, Company management, after evaluating its strategic plans for the future, elected to discontinue its role as an owner of foreign demilitarization businesses located in the former Soviet republics of Ukraine and Belarus. During fiscal year 1997, the Company completed its withdrawal from the Company's joint venture in Belarus. During fiscal year 1997, the Company also entered into an agreement with the government of Ukraine under which the Company intends to transfer its ownership interest in its Ukraine joint venture to the government of Ukraine or its representative after the joint venture has repaid its debt to the Company, which is expected to take at least five years.

     In the United States, GES has contracts with the Naval Undersea Warfare Center in Newport, Rhode Island, to dispose of lithium-filled boilers that power the MK50 torpedo, and with the U.S. Army at Rock Island, Illinois, for reclamation of eight inch gun projectiles, six inch gun projectiles and M117 bombs. The torpedo boiler and six inch and eight inch gun projectile operations are conducted on a Company facility, but any resulting hazardous components are shipped to a hazardous waste disposer for treatment and disposal. GES recently transferred its rocket motor demilitarization system from the Company's Magna, Utah facility to the Redstone Arsenal in Huntsville, Alabama, where the U.S. Government intends to operate the system to demilitarize large rocket motors. The M117 bomb disposal is being conducted at a government-owned, government-operated facility in Crane, Indiana.

     The environmental contracting and ordnance reclamation businesses are highly regulated and environmental contractors can face exposure to liability for releases of hazardous materials under environmental laws. The operations of GES are in substantial compliance with regulatory requirements.

     GES operations are conducted principally at Elk River and Hopkins, Minnesota, and Magna, Utah.

     Power Sources Center - Power Sources Center develops and manufactures specialty batteries for use in the Company's own products, and to U.S. and foreign military and aerospace customers. Its principal products are lithium reserve batteries which have very long shelf lives, and the newly emerging lithium-ion polymer batteries, which offer very high energy density combined with packaging flexibility. The Company is developing a new miniature battery production line capable of producing six million batteries per year for artillery fuzes, and a flexible manufacturing line for "wearable" lithium-ion polymer batteries for the U.S. Army. The Company was recently selected by the U.S. Navy to supply large rechargeable batteries for underwater vehicles. The Company also produces specialty batteries, such as space-qualified battery modules for space probes such as Galileo and Huygens. Power Sources Center operations are conducted at Horsham, Pennsylvania.

     Advanced Technology Applications - The Advanced Technology Applications ("ATA") business includes Rugged Mobile Computing Solutions, Sensor Systems Solutions and Information Systems Solutions.

     Rugged Mobile Computing Solutions provides the RoughWriter(TM), a rugged version of the IBM Thinkpad(R), into the public safety, industrial and transportation markets. It also supplies several rugged devices built to DoD specifications. Sensor Systems Solutions is a technology leader in real time, high fidelity, physics-based simulation. Its principal project is in simulating/stimulating the Navy's Aegis radar. It has also developed, in support of the National Institutes of Justice, the System for Effective Control of Urban Environmental Security (SECURES(TM)), a system for the real time detection and location of gunshots in an urban environment. The SECURES(TM) system was demonstrated in Dallas, Texas in late 1996, and is now being marketed commercially. Information Systems Solutions provides a variety of products and services into the intelligence and DoD markets. The principal product lines include ADARIO and BANDIT, which are high performance intelligent data formatting and multiplexing front ends for recording systems; and Electromagnetic Emissions testing and related design and engineering services, which involve testing, design and product modification, to meet a breadth of commercial, DoD and security requirements.

     In addition, ATA provides communication engineering services and wireless video surveillance equipment to federal, state and local law enforcement organizations and DoD Special Operations Forces. ATA operations are conducted at Annapolis, Maryland, Arlington, Virginia, Wanamassa, New Jersey and San Antonio, Texas.

                         ICBM Prime Integration Program

     The ICBM Prime Integration Program office was established to compete for the contract to become the Prime Integrator of the InterContinental Ballistic Missile (ICBM) program for the U.S. Air Force. The Air Force is currently transitioning from an associated contractors concept to a prime integrating contractor concept. A stated objective of the Air Force in implementing this program change is to integrate the ICBM weapon system in accordance with applicable contract compliance documents for the remainder of their life cycles while ensuring this change in management structure remains transparent to operators and sustainers (i.e., no increase in current repair times and, as a minimum, no degradation to weapon system accuracy, reliability, availability and survivability performance characteristics as defined in applicable contract compliance documents).

     The Prime Integrator who is awarded this contract will be responsible for:

 . Distributing the System Engineering/Technical Assistance ("SE/TA") work scope between the Prime Integrator as the prime and its team members where the tasks can be most efficiently accomplished.

 . Taking over responsibility for a significant number of subcontracts. This will entail assignment of some of the contracts from the Air Force to the Prime Integrator and negotiation/new subcontract issue for several others.

 . Providing the necessary personnel/organization, facilities, business systems, management information systems, training/certification to facilitate the Prime Integrator functioning in the prime contractor role.

 . Determining the best approach for two large scale hardware replacement programs (Guidance Replacement Program, Propulsion Replacement Program).

 . Assisting the Air Force in its transition from an oversight to an insight role in management of the ICBM weapon system.

     The Company's key team members and their areas of responsibility are Boeing North American, Inc. (ground systems, guidance and control), Textron, Inc. (re-entry systems), Logicon R & D Associates (software), and Thiokol Corporation in a joint venture with the Company (propulsion). The Company's proposal to act as Prime Integrator is due in August 1997, and the contract award is scheduled to be made in January 1998.

     The ICBM Prime Integration Program office is located in Magna, Utah.

Raw Materials

     Key raw materials used in the Company's operations include aluminum, steel, steel alloys, graphite fiber, hydroxy terminated polybutadiene, epoxy resins and adhesives, nitrocellulose, diethylether, x-ray film, plasticizers and nitrate esters, and ammonium perchlorate. The Company also purchases chemicals, electronic, electro-mechanical and mechanical components, subassemblies, and subsystems which are integrated with the Company's own manufactured parts for final assembly into finished products and systems.

     The Company closely monitors its sources of supply in order to assure an adequate supply of raw materials and other supplies needed in its manufacturing processes. U.S. Government contractors like the Company are frequently limited to procuring materials and components from sources of supply approved by the DoD. In addition, as defense budgets contract, suppliers of specialty chemicals and materials consider dropping low volume items from their product lines, which has required qualification of new suppliers for raw materials on several programs.

Major Customers

     The Company's sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. The various U.S. Government customers exercise independent purchasing decisions, and sales to the U.S. Government generally are not regarded as constituting sales to one customer, but instead, each contracting entity is considered to be a separate customer.

     U.S. Government sales, including sales to U.S. Government prime contractors, for fiscal year 1997, fiscal year 1996 and fiscal year 1995, were $927.1 million, $887.5 million, and $441.2 million, respectively. During fiscal year 1997, approximately 85 percent of the Company's sales were derived from contracts with the U.S. Government or U.S. Government prime contractors.

U.S. Government Contracts and Regulations

     The Company's U.S. Government business is performed under cost-plus contracts (cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award fee) and under fixed-price contracts (firm fixed-price, fixed-price incentive, or fixed-price-level-of-effort).

     Cost-plus-fixed-fee contracts provide for reimbursement of costs, to the extent that such costs are allowable, and the payment of a fixed fee. Cost-plus-incentive-fee contracts and cost-plus-award-fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for such factors as cost, quality, schedule and performance. Cost-plus contracts accounted for approximately 36 percent of the Company's U.S. Government business in fiscal year 1997. Cost-plus-fixed-fee contracts accounted for approximately 22 percent of the business; and cost-plus-incentive-fee and cost-plus-award-fee contracts accounted for approximately 14 percent of the business.

     Under firm fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the costs of performing the contract. Fixed-price incentive contracts are fixed-price contracts providing for adjustment of profit and establishment of final contract prices by a formula based on the relationship which final total costs bear to total target cost.
The final contract price under a fixed-price incentive contract is a function of cost, which may be affected by schedule and performance. Fixed-price-level-of-effort contracts are generally structured with a fixed price per labor hour subject to the customers' labor hour needs up to a contract cap. Fixed-price contracts accounted for approximately 64 percent of the Company's U.S. Government business in fiscal year 1997. Firm fixed price contracts accounted for approximately 55 percent of the business; and fixed price incentive and fixed-price-level-of-effort contracts accounted for approximately 9 percent of the business.

     Under U.S. Government regulations, certain costs, including certain financing, research and development, and marketing costs and expenses related to the preparation of competitive bids and proposals and international sales, are not reimbursable. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.

     U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or default by the contractor. Cost-plus contracts provide that, upon termination, the contractor is entitled to reimbursement of its allowable costs; and if the termination is for convenience, a total fee proportionate to the percentage of the work completed under the contract. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government; and, if the termination is for convenience, for payment of fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default, however, (i) the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government, (ii) the U.S. Government is not liable for the contractor's costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts, and (iii) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

     In addition to the right of the U.S. Government to terminate, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal-year basis even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

     Licenses are required from U.S. Government agencies for export from the United States of many of the Company's products. Certain of the Company's products currently are not permitted to be exported.

     In common with other companies which derive a substantial portion of their sales from contracts with the U.S. Government for defense-related products, the Company is subject to business risks, including changes in governmental appropriations, national defense policies or regulations, and availability of funds. Any of these factors could adversely affect the Company's business with the U.S. Government in the future.

Competitive Bidding for Major Programs

     The Company obtains defense contracts through the process of competitive bidding. Contracts from which the Company has derived and expects to derive a significant portion of its sales (including contracts relating to certain program opportunities discussed or referenced herein) were or will be obtained through competitive bidding in which, in many instances, numerous bidders participated or will participate. There can be no assurance that the Company will continue to be successful in having its bids accepted or, if accepted, that awarded contracts will generate sufficient sales to result in profitability for the Company. Additionally, inherent in the competitive bidding process is the risk that if a bid is submitted and a contract is subsequently awarded, actual performance costs may exceed the projected costs upon which the submitted bid or contract price was based. To the extent that actual costs exceed the projected costs on which bids or contract prices were based, the Company's profitability could be materially adversely affected.

Competition

     The Company's ability to compete for defense contracts depends to a large extent on the effectiveness and innovativeness of its research and development programs, its ability to offer better program performance than its competitors at a lower cost to the U.S. Government customer, and its readiness in facilities, equipment and personnel to undertake the programs for which it competes. In some instances, programs are sole sourced or work directed by the U.S. Government to a single supplier. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government should choose to reopen the particular program to competition. The Company's principal sole source contracts are for the following programs: Trident (D5) missile (through the joint venture with Thiokol), Titan IV SRMU space boosters, AGM-130 and SFW propulsion systems, M830A1 multi-purpose tank ammunition round, Volcano mine and M758 fuze for medium caliber ammunition, the M732A2 proximity fuze, and the M734/M735 mortar fuzes.

     The Company generally faces competition from a number of competitors in each business area. However, Primex Technologies, Inc. ("Primex") is the sole competitor in the Conventional Munitions Ammunition Systems business area for medium caliber ammunition and tank ammunition, and the sole domestic competitor for commercial gun powders produced by the Conventional Munitions Ordnance business unit. The Company shares the production of tank ammunition training rounds with Primex, and Primex is currently the sole source for the M829A2 Kinetic Energy round, while the Company is the sole source for the M830A1 multi-purpose round. The Company also shares the 25mm and 30mm medium-caliber ammunition market with Primex, its sole domestic competitor.

     The downsizing of the munitions industrial base has resulted in a reduction in the number of competitors, through consolidations and departures from the industry. This has reduced the number of competitors for some programs, but has strengthened the capabilities of some of the remaining competitors. In addition, it is possible that there will be increasing competition from the remaining competitors in business areas where they do not currently compete, particularly in those business areas dealing with electronics.

Novation of U.S. Government Contracts

     As required by federal procurement regulations providing for the U.S. Government to recognize the Company as the successor in interest to Honeywell on contracts between Honeywell and the U.S. Government, Honeywell has entered into novation agreements with the Company and the U.S. Government which provide, among other things, for Honeywell to directly or indirectly guarantee or otherwise become liable for the performance of the Company's obligations under such contracts (the "Guaranteed Contracts") which were transferred to the Company in connection with the Spin-off. Such novation agreements provide that the Company assumes all obligations under the Guaranteed Contracts and that the U.S. Government recognizes the transfer of such Guaranteed Contracts and related assets. While these Guaranteed Contracts are scheduled to be performed over a period of time, it is not expected that they will be fully and finally discharged for a number of years. The Company has agreed to perform all of its obligations under each Guaranteed Contract and to indemnify Honeywell against any liability Honeywell may incur under the novation agreements by reason of any failure by the Company to perform such obligations.

     The Company has entered into similar novation agreements in connection with the divestiture of Metrum Information Storage ("MIS") and the former Marine Systems Group. In these cases, however, the Company, as the seller, has guaranteed performance of the buyer's obligations under the contracts transferred to the buyer, and the buyers of MIS and Marine Systems, respectively, rather than the Company, have the performance and indemnification obligations described in the last sentence of the preceding paragraph.

     The Company and Hercules have agreed to use all reasonable efforts to enter into novation agreements with the U.S. Government, as required by federal procurement regulations applicable to contracts between or relating to HAC and the U.S. Government (the "Acquired Government Contracts") which were acquired by the Company in the HAC Acquisition. Such novation agreements are expected to provide, among other things, that the Company assumes all obligations under the Acquired Government Contracts and that the U.S. Government recognizes the transfer to the Company of the Acquired Government Contracts and related assets. The Acquired Government Contracts are scheduled to be performed over time; it is not expected that they will be fully and finally discharged for several years. Hercules has agreed to indemnify the Company against any liability which the Company may incur under such novation agreements by reason of any prior failure by Hercules to perform its obligations under the novated contracts. The Company has agreed to indemnify Hercules against any liability which Hercules may incur under such novation agreements by reason of any failure by the Company to perform its obligations under the novated contracts.

Research and Development

     The expense incurred on Company-sponsored research and development activities related to new products or services and the improvement of existing products or services was $16.2, $14.1, and $11.8 million for fiscal year 1997, fiscal year 1996 and fiscal year 1995, respectively. The expense incurred during the same periods for research and development activities that were customer-sponsored (primarily funded by the U.S. government) was $231.3, $281.8, and $117.7 million, respectively.

Backlog

     The aggregate amount of contracted backlog orders on April 1, 1997, and April 1, 1996, was $1,438.9, and $1,682.7 million, respectively. It is expected that approximately 84 percent of sales during the fiscal year ending March 31, 1998, will fill orders that were in backlog at April 1, 1997. The backlog represents the value of contracts for which goods and services are yet to be provided. The backlog consists of firm contracts and although they can be and sometimes are modified or terminated, the amount of modifications and terminations historically has been limited compared to total contract volume.

Seasonality

     The Company's business is not seasonal in nature. However, since the Company's sales on certain production contracts are not recorded until product is delivered to the customer, extra effort is expended to complete and deliver product prior to fiscal year end, which has typically resulted in higher sales in the fourth fiscal quarter.

Export Sales

     Export sales from the United States to unaffiliated customers for the Company were $75.0, $71.9 million, and $52.0 million for fiscal year 1997, fiscal year 1996, and fiscal year 1995, respectively.

Employees

     As of March 31, 1997, the Company employed approximately 6,800 active employees (including approximately 1,350 employees of government-owned company-operated facilities), of which approximately 1,975 were covered by collective bargaining agreements. Set forth below is a table indicating the number of such agreements, the number of employees covered and the expiration dates of the agreements:

                          Number of  Expiration  Number of Employees
Location                  Contracts     Date         Represented
--------                  ---------  ----------      -----------
Rocket Center, WV...........  2        8/14/97           210
                                       9/14/97            10
Magna, UT...................  1        2/15/99           220
Janesville, WI..............  1        3/21/01           166
Minneapolis, MN area........  1        9/30/99           328
Radford, VA.................  2       10/06/98         1,012
DeSoto, KS..................  1       11/18/98            29

     Although relations between the Company and its unionized and non-unionized employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be concluded without work stoppages.

Patents

     As of March 31, 1997, the Company owned approximately 260 U.S. patents, approximately 280 foreign patents, and had approximately 50 U.S. patent applications and 90 foreign patent applications pending. Although the conduct of the Company's business involves the manufacture of various products that are covered by patents, the Company's management does not believe that any one single existing patent or license is material to the success of its business as a whole. Management believes that research, development and engineering skills make a more important contribution to the Company's business. The U.S. Government typically receives royalty-free licenses to inventions made under U.S. Government contracts, with the Company retaining all other rights, including all commercial rights, with respect to such inventions. In addition, the Company's proprietary information, including trade secrets, is protected through the requirement that employees execute confidentiality agreements as a condition of employment, and the Company's policy of protecting proprietary information from unauthorized disclosure.

Environmental Matters

     The Company's operations are subject to a number of federal, state and local environmental laws and regulations. For example, under the federal Clean Water Act ("CWA"), the Company's facilities may be required to obtain permits and to construct pollution control equipment to reduce the levels of pollutants being discharged into surface waters. Under the federal Clean Air Act ("CAA"), the Company's facilities may be required to obtain permits and install pollution control equipment to limit the emission of various kinds of air pollutants. The Company may also be required to comply with the provisions of the federal Resource Conservation and Recovery Act ("RCRA") which regulates the generation, storage, handling, transportation, treatment and disposal of hazardous and solid wastes. In addition, the Company could be subject to the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which imposes liability for the cleanup of releases of hazardous substances. Such liability may involve, for example, releases at off-site locations as well as at presently and formerly owned or leased facilities. Environmental laws and regulations change frequently, and it is difficult to predict what impact these environmental laws and regulations may have on the Company in the future. When the Company becomes aware of environmental concerns for which it is potentially liable, the Company works with the various governmental agencies in investigating the situation, proposing remedial and/or corrective action and performing the agreed-upon action without unreasonable delay.

     With respect to the disposal of material at environmental treatment, recycling, storage, disposal, or similar sites that occurred prior to the Spin-off, the Company has agreed to assume the liability and indemnify Honeywell for the Company's proportional share of the costs of remedial and/or corrective action allocated to Honeywell as a "potentially responsible party." The Company's proportional share is the percentage that the volume of such material generated by the Businesses bears to the total volume of such material generated by Honeywell at each such site. The Company does not believe that its ultimate contribution or liability relating to these matters, individually or in the aggregate, would be reasonably likely to have a material adverse effect on the business of the Company taken as a whole.

     As part of the HAC Acquisition, the Company has generally assumed responsibility for environmental compliance at the facilities utilized by the operations acquired in the HAC Acquisition (the "Aerospace Facilities"). There may also be significant environmental remediation costs associated with the Aerospace Facilities that will, with respect to some facilities, be funded in the first instance by the Company, subject to reimbursement or indemnification as described below. Management believes that much of the compliance and remediation costs associated with the Aerospace Facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under agreements entered into in connection with the HAC Acquisition (the "Environmental Agreements"). Under the Environmental Agreements, Hercules has agreed to indemnify the Company for environmental conditions relating to releases or hazardous waste activities occurring prior to the closing of the HAC Acquisition, fines relating to pre-closing environmental compliance, environmental claims arising out of breaches of Hercules' representations and warranties and certain compliance requirements at the Kenvil, New Jersey facility ("Kenvil Facility"). The indemnity obligation is subject to a total deductible of $1.0 million for all claims (including non-environmental claims) that the Company may assert under the HAC Acquisition purchase agreement (the "Purchase Agreement"). In addition, Hercules is not required to indemnify the Company for any individual claims below $50,000. Hercules is obligated to indemnify the Company for the lowest cost response of remediation required at the facility. The limitations of Hercules' indemnification obligations do not apply to amounts incurred by Hercules in connection with the performance of remedial actions relating to preacquisition conditions at the Clearwater, Florida facility ("Clearwater Facility") or in connection with its obligation to comply with certain environmental regulations at the Kenvil Facility. The Clearwater Facility is being leased from Hercules on a year-to-year basis. Pursuant to the Environmental Agreements, Hercules will be responsible for conducting any remedial activities and seeking reimbursement from the U.S. Government with respect to the Kenvil Facility and the Clearwater Facility.

     There can be no assurance that the U.S. Government or Hercules will reimburse the Company for any particular environmental costs or reimburse the Company in a timely manner. U.S. Government reimbursements for non-CERCLA cleanups are financed out of a particular agency's operating budget. The ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. Where the Company is required to first conduct the remediation and then seek reimbursement from the U.S. Government or Hercules, the Company's working capital may be materially affected until the Company receives such reimbursement.

Additional Information

     Incorporated herein by reference are the following portions of the Annual
Report:

                                                 Page Number(s)
Portion of Annual Report                        in Annual Report
Business Groups; Business Overview;
  Sales as a percent of total revenues;           Inside Front
  Competencies; Major Programs; End Users........ Cover Foldout
Conventional Munitions...........................      5-7
Space and Strategic Systems......................      8-11
ICBM Prime Integration Program...................       11
Defense Systems..................................     12-14
Emerging Business................................     15-16
Selected Financial Data..........................       18
Discontinued Operations..........................       21
Environmental Matters............................       23
Risk Factors.....................................       24
Note 6 of Notes to Financial Statements..........       31
Note 15 of Notes to Financial Statements.........     36-37
Note 17 of Notes to Financial Statements.........       37
Note 18 of Notes to Financial Statements.........     37-38
Note 19 of Notes to Financial Statements.........       38
Note 21 of Notes to Financial Statements.........       39

ITEM 2.  PROPERTIES

     At March 31, 1997, the Company occupied manufacturing/assembly, warehouse, test, research and development and office properties having an aggregate floor space of approximately 11.8 million square feet, which either is owned or leased by the Company, or is occupied under facilities contracts with the U.S. Government. The table below provides summary information regarding these properties, and indicates whether they are used principally by Conventional Munitions ("CM"), Defense Systems ("DS"), Space and Strategic Systems ("SSS"), Emerging Business ("EB"), and/or ICBM Prime Integration Program ("ICBM"):


                                                                             Government
                                                      Owned     Leased       Owned (2)    Total
                                                    -----------------------------------------------
   Principal Properties(1)                                    (thousands of square feet)
   -----------------------
Florida
       Clearwater (DS).............................      --        112           --          112
Illinois
       Wilmington (CM).............................      --         --          440          440
Iowa
       Burlington (CM).............................      --         20           --           20
Kansas
       DeSoto (CM).................................      --         --          730          730
Maryland
       Annapolis (EB)..............................      60         --           --           60
Minnesota
       Elk River (CM/EB)...........................     143         --           --          143
       Hopkins (CM/DS/EB)(3).......................     536         --           --          536
       New Brighton (CM/DS)........................      --         --        1,522        1,522
New Jersey
       Totowa (CM).................................      93         20           --          113
Pennsylvania
       Horsham (EB)................................      --         53           --           53
Tennessee
       Toone (CM)..................................     224         --           --          224
Texas
       Hondo (DS)..................................      --         25           --           25
Utah
       Clearfield (SSS)............................      --        658           --          658
       Magna (EB/ICBM/SSS).........................   1,869         --          498        2,367
       Tekoi (SSS).................................      --         25           --           25
Virginia
       Arlington (EB)..............................      --         11           --           11
       Radford (CM)................................      --         --        3,726        3,726
West Virginia
       Rocket Center (CM)..........................      96         --          826          922
Wisconsin
       Janesville (DS).............................     219         13          --           232
                                                      -----       ----        -----       ------
                   Subtotal........................   3,240        937        7,742       11,919

     Other Properties(4)
     -------------------
EB.................................................      --         24           --           24
CM/DS..............................................      --         17           --           17
                                                      -----       ----        -----       ------
                   Subtotal........................      --         77           --           77
                                                      -----       ----        -----       ------
       TOTAL.......................................   3,240        978        7,742       11,996
                                                      =====       ====        =====       ======
                                                      (27%)       (8%)        (65%)       (100%)

(1) Excludes properties in the following states aggregating 576,700 square feet of space that is owned or leased, but is no longer occupied by the Company:
     Colorado (265,000 owned square feet, 106,000 square feet of which is leased); Minnesota (306,000 leased square feet, which is subleased); and Virginia (5,700 leased square feet, which is subleased).

(2) These properties are occupied rent-free under five-year facilities contracts that require the Company to pay for all utilities, services, and maintenance costs.

(3)  This facility also serves as the Company's corporate headquarters.

(4) Principally sales and other offices, each of which has less than 10,000 square feet of floor space.

     In addition to the properties listed above, the Company owns proving grounds totaling 3,045 acres, with several small storage and testing buildings, in Elk River, Minnesota, and 1,200 acres of undeveloped land in Hot Springs, South Dakota. The Company leases an aggregate of 1,400 acres of land in Socorro, New Mexico for use as a test range and load-assemble-and-pack facility.

     Since the Spin-off, the Company has implemented a significant program of consolidating its operations and facilities, due in part to an underutilization of facilities. The Company continues to explore opportunities for further facility consolidations. The Company considers its properties to be in generally good condition and adequate for the needs of its business.

     Incorporated herein by reference are the following portions of the Annual
Report:



                                                Page Number(s)
Portion of Annual Report                       in Annual Report
Property and Depreciation......................       29
Note 4 of Notes to Financial Statements........       30
Note 12 of Notes to Financial Statements.......       34
Note 13 of Notes to Financial Statements.......       34
Facilities and Offices.........................       43

ITEM 3. LEGAL PROCEEDINGS

     At the time of its acquisition, HAC was involved in two lawsuits alleging violations of the False Claims Act (known as "qui tam" actions) brought by former employees who had been subject to a HAC reduction-in-force. The first qui tam action captioned United States ex rel., Katherine A. Colunga, et al. v. Hercules Incorporated was filed in the U.S. District Court for the District of Utah, Central Division. The first complaint was filed under seal on October 24, 1989. The second amended complaint was filed on April 16, 1992. With respect to the first qui tam action, the alleged false claims appear to be principally based on an allegedly deficient quality control program. Hercules' management has advised the Company that it does not believe that alleged recordkeeping violations provide a valid basis for statutory penalties when viewing the integrity of the overall quality control process. The second qui tam action captioned United States ex rel., Benny D. Hullinger, et al. v. Hercules Incorporated was filed under seal in the U.S. District Court for the District of Utah, Central Division. The original complaint was filed under seal on March 11, 1992, and removed from under seal on August 15, 1994. The first amended complaint was filed on November 9, 1994. The complaint alleges various causes of action, including labor and material mischarging and misuse of special tooling and government property. Damages are not specified. The U.S. Government investigated both qui tam cases and declined to take part in either lawsuit.

     Pursuant to the terms of the Purchase Agreement, all liability associated with and all responsibility for continuing defense of litigation incurred in the ordinary course of business of HAC has been assumed by the Company, except for the qui tam lawsuits described above. In addition, pursuant to the terms of the Purchase Agreement, the Company has agreed to indemnify and reimburse Hercules for a portion of the claims arising out of, relating to, or incurred in connection with Hercules' qui tam lawsuits. Specifically, the Company has agreed to indemnify and reimburse Hercules for a portion of the claims (collectively, the "Litigation Claims") arising out of, relating to, or incurred in connection with the above HAC qui tam actions (collectively, the "Hercules Actions"). The Company's liability to Hercules for the Litigation Claims (other than with respect to Litigation Claims consisting of external attorney's and investigative fees and related costs and expenses (collectively, the "Legal Costs")) is limited to approximately $4 million. The Company also has agreed to reimburse Hercules for 40 percent of all Legal Costs incurred from and after the closing of the HAC Acquisition with respect to the Hercules Actions. The Company and Hercules have also entered into a Joint Defense Agreement with respect to the Hercules Actions.

     In addition to the qui tam actions, at the time of its acquisition, HAC was subject to the administrative orders described below. Pursuant to a letter to Hercules, dated March 9, 1995, the New Jersey Department of Environmental Protection (the "NJDEP") informed Hercules that it is considering enforcement actions in connection with the Kenvil Facility's alleged failure to comply with prior Administrative Consent Orders ("ACOs") and other alleged violations previously identified by the NJDEP. Under the Environmental Agreements, Hercules is responsible for the ACO's, for addressing preacquisition environmental conditions at the Kenvil Facility, and for related penalties, costs, and business interruption losses incurred by the Company. Penalties associated with these alleged violations are being negotiated with the NJDEP, and it is expected that, under the Environmental Agreements, Hercules will be responsible for all or substantially all of any monetary sanctions assessed against the Company. In January 1993, the federal Environmental Protection Agency ("EPA") issued an administrative Complaint, Compliance Order and Notice of Opportunity on Hearing (the "Complaint") to the Radford, Virginia facility (the "Radford Facility") alleging non-compliance with certain performance standards and closure requirements established by the EPA for underground storage tanks ("USTs"). The Complaint requires the Radford Facility to bring the USTs into compliance and imposes a penalty assessment of approximately $235,000. The Company settled with the EPA for $70,000, which was paid in April 1997, and is subject to indemnification by Hercules under the Environmental Agreements.

     In connection with the GAU-8/A contract for target practice rounds, the Company has been served with three grand jury subpoenas, dated February 4, 1991, July 19, 1994 and October 27, 1994, for documents. All subpoenas were issued by the U.S. District Court, Northern District of Illinois, Eastern Division. The Company has supplied all documents requested to date.

     In March 1997 the Company received a partially unsealed complaint, filed on an unknown date, in a qui tam action by a former employee alleging violations of the False Claims Act. The action alleges labor mischarging to the Intermediate Nuclear Force contract at the Company's Bacchus Works facility in Magna, Utah. Damages are not specified. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the Purchase Agreement.

     The Company has also been served with complaints in two civil actions, each captioned United States v. Alliant Techsystems Inc. and filed in the U.S. District Court for the District of Minnesota, alleging violations of the False Claims Act, the Truth in Negotiations Act, and common law and equitable theories of recovery. The first complaint was filed February 21, 1997, and relates to a contract for 120mm tank ammunition, and the second complaint was filed March 10, 1997, and relates to a contract for the AT4 shoulder-fired weapon. Both complaints allege that the contracts in question were defectively priced. Damages are not specified.

     Under the provisions of the False Claims Act, a civil penalty of between $5,000 and $10,000 can be assessed for each claim, plus three times the amount of any damages sustained by the U.S. Government. In addition to damages, a judgment against the Company in such a suit or a finding of liability in a separate criminal action could carry penalties of suspension or debarment which would make some or all of the Company's operations ineligible to be awarded any U.S. Government contracts for a period of up to three years. The amount of damages, if any, involved in the above actions filed under the False Claims Act cannot be determined at this time.

     The Company is also a defendant in other suits and claims, some of which are covered by insurance, and in other investigations of varying natures. While the results of litigation and other proceedings cannot be predicted with certainty, in the opinion of management, the actions seeking to recover damages against the Company either are without merit, are covered by insurance and reserves, do not support any grounds for cancellation of any contract, or are not likely to materially affect the financial condition or results of operations of the Company, although the resolution of any of such matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

     Incorporated herein by reference is the following portion of the Annual
Report:

                                                  Page Number(s)
Portion of Annual Report                         in Annual Report
Environmental Matters...............................    23
Environmental Remediation and Compliance............    29
Note 6 of Notes to Financial Statements.............    31
Note 15 of Notes to Financial Statements............  36-37
Note 17 of Notes to Financial Statements............    37
Note 19 of Notes to Financial Statements............    38

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages and positions (in each case as of June 1, 1997) are as follows:

        Name (Age)                                Position
Richard Schwartz (61)....... Chairman of the Board, President and Chief
                             Executive Officer
Peter A. Bukowick (53)...... Executive Vice President
Hugo Fruehauf (57).......... Group Vice President--Defense Systems
Robert E. Gustafson (48).... Vice President--Human Resources
Roger P. Heinisch (59)...... Vice President--Engineering
Arlen D. Jameson (56)....... Vice President--ICBM Prime Integration Program
Galen K. Johnson (43)....... Vice President and Treasurer
William R. Martin (56)...... Vice President--Washington, D.C. Operations
Scott S. Meyers (43)........ Vice President and Chief Financial Officer
Paula J. Patineau (43)...... Vice President and Controller
Paul A. Ross (60)........... Group Vice President--Space and Strategic Systems
Kristi Rollag Wangstad (42). Vice President--Public Affairs
Donald E. Willis (53)....... Group Vice President--Emerging Business; Vice
                             President--Strategic Planning
Daryl L. Zimmer (54)........ Vice President and General Counsel
Charles H. Gauck (58)....... Secretary

     Except as noted below, each of the above individuals became an executive officer at or about the time of the Spin-off (September 28, 1990), serves at the pleasure of the Company's Board of Directors, and is subject to reelection annually on the date of the Company's Annual Meeting of stockholders. The following became executive officers on the dates indicated: Mr. Schwartz, January 9, 1995; Mr. Bukowick, March 15, 1995; Mr. Fruehauf, September 11, 1995; Mr. Gustafson, July 22, 1996; Mr. Jameson, April 1, 1997; Mr. Johnson, May 27, 1992; Mr. Martin, January 8, 1996; Mr. Meyers, March 1, 1996; Ms. Patineau, January 29, 1997; and Mr. Ross, April 1, 1997. No family relationship exists between any of the executive officers or between any of them and any director of the Company. Information regarding the five-year employment history (in each case with the Company unless otherwise indicated) of each of the executive officers is set forth below.

     Mr. Schwartz has been Chairman of the Board of Directors since January 1997, and President and Chief Executive Officer since January 1995. Prior to that, he was Executive Vice President of Hercules since January 1991 and the President of HAC since October 1989, in each case until January 1995. He also served as a director of Hercules from 1989 until January 1995.

     Mr. Bukowick has held his present position since April 1997. From March 1995 until April 1997, he was Group Vice President - Aerospace Systems. Prior to that, he was President pro tempore of HAC from January 1995 until March 1995, and Vice President, Technology of HAC from 1992 until December 1994. From 1989 until 1992, he was President, Packaging Films Group of Hercules.

     Mr. Fruehauf has held his present position since September 11, 1995. Prior to that, he was President of EFRATOM Time and Frequency Products, Inc. since 1983.

     Mr. Gustafson has held his present position since July 1996. From the Spin-off until July 1996 he served as Director of Compensation and Benefits.

     Mr. Heinisch has held his present position since May 1997. From January 1995 until May 1997, he served as Vice President - Engineering, Information Systems and Technology. From October 1990 until January 1995, he served as Vice President - Engineering.

     Mr. Jameson has held his present position since April 1997. Prior to that he was President of Arrowsmith Technologies, Inc., a software company, from March 1996 until November 1996. From 1962 until February 1996, he served in the U.S. Air Force, most recently as Deputy Commander-in-Chief, U.S. Strategic Command from 1994 until February 1996, and prior to that, as Commander, Twentieth Air Force, from 1992 until 1994.

     Mr. Johnson has been Vice President since April 1997 and Treasurer since May 1992.

     Mr. Martin has held his present position since January 1996. From March 1995 until January 1996, he served as Vice President - Business Development of the Company's Aerospace Systems Group. From July 1991 until March 1995 he served as Vice President - Business Development and Washington Office Operations of HAC.

     Mr. Meyers has held his present position since March 1996. Prior to that, he was Executive Vice President and Chief Financial Officer of Magnavox Electronic Systems Company since January 1990.

     Ms. Patineau has held her present position since January 1997. From June 1996 until January 1997, she served as acting Controller. From April 1992 until July 1996, she served as Director of Financial Reporting/Accounting Services.

     Mr. Ross has held his present position since April 1997. From April 1995 until April 1997, he served as Vice President and General Manager, Space and Strategic Division, Aerospace systems Group. From August 1994 until March 1995, he was Vice President of Operations of HAC. Prior to joining HAC, he was employed by Rockwell International, most recently as Vice President of Production Operations, Rocketdyne Division, from June 1991 until August 1994.

     Ms. Rollag Wangstad has held her present position since October 1992. From the Spin-off until October 1992, she served as Vice President--External Relations.

     Mr. Willis has been Vice President - Strategic Planning since April 1997, and Group Vice President - Emerging Business since March 1995. From the Spin-off until March 1995, he served as Vice President--Strategic Development and Planning.

     Mr. Zimmer has held his present position since the Spin-off.

     Mr. Gauck has held his present position since the Spin-off.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Company Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol ATK. The following table sets forth the high and low sales prices of the Common Stock for each full quarterly period within the two most recent fiscal years, as reported on the NYSE Composite Tape:


                      Period                          High          Low
Fiscal year ended March 31, 1997:
     Quarter ended June 30, 1996..................   $49.125        43.75
     Quarter ended September 29, 1996.............     53.50        46.25
     Quarter ended December 29, 1996..............    57.375       47.625
     Quarter ended March 31, 1997.................     54.75        42.00

Fiscal year ended March 31, 1996:
     Quarter ended July 2, 1995...................   $ 41.75      $35.625
     Quarter ended October 1, 1995................     47.50        41.50
     Quarter ended December 31, 1995..............     53.00       44.625
     Quarter ended March 31, 1996.................     50.50        46.25


    The number of holders of record of Company Common Stock as of May 31, 1997, was 13,019.

    The Company has not, since the Spin-off, paid cash dividends. The Company's dividend policy will be reviewed by the Board of Directors of the Company at such future times as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be limited by covenants contained in its bank Credit Agreement (the "Credit Agreement") and the Indenture pursuant to which its 11-3/4% Senior Subordinated Notes due 2003 (the "Notes") were issued (collectively, the "Debt Agreements"). The Credit Agreement, as amended and restated in November 1996, currently limits the aggregate sum of dividends plus certain other restricted payments to $75 million. The Notes limit the Company's dividends and certain other restricted payments to an amount equal to 50% of cumulative net income after March 15, 1995, provided that after such payments the Company's ratio of earnings (before interest, taxes, depreciation and amortization) to fixed charges equals or exceeds three to one. The Debt Agreements also prohibit dividend payments if loan defaults exist or certain financial covenant ratios are not maintained.

     Incorporated herein by reference are the following portions of the Annual
     Report:

                                                                 Page Number(s)
Portion of Annual Report                                        in Annual Report
Consolidated Income Statements -- Primary and fully diluted
  earnings (loss) per common and common equivalent share.............   26

Earnings Per Share Data..............................................   30

Note 7 of Notes to Financial Statements..............................  31-32

ITEM 6.   SELECTED FINANCIAL DATA

     Incorporated herein by reference is the following portion of the Annual
     Report:

                                                                 Page Number(s)
Portion of Annual Report                                        in Annual Report
Selected Financial Data..............................................   18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference is the following portion of the Annual
     Report:

                                                                 Page Number(s)
Portion of Annual Report                                        in Annual Report
Management's Discussion and Analysis.................................  19-24

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference are the following portions of the Annual
Report:


                                                                 Page Number(s)
Portion of Annual Report                                        in Annual Report
Financial Highlights.................................................   1

Report of Independent Auditors.......................................   25

Report of Management.................................................   25

Consolidated Income Statements.......................................   26

Consolidated Balance Sheets..........................................   27

Consolidated Statements of Cash Flows................................   28

Notes to the Consolidated Financial Statements....................... 29-40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the executive officers of the Company is set forth following Item 4 in Part I of this Report. The other information required by this Item will be included in the definitive proxy statement for the 1997 Annual Meeting of stockholders (the "Proxy Statement"), to be filed within 120 days after the Company's fiscal year ended March 31, 1997, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

                                                        Annual
                                                       Report Page   Form 10-K
                                                       Numbers(s)   Page Number
1.  Financial Statements (incorporated by reference
    from the Annual Report):

          Financial Highlights............................    1
          Report of Independent Auditors..................   25
          Consolidated Income Statements..................   26
          Consolidated Balance Sheets.....................   27
          Consolidated Statements of Cash Flows...........   28
          Notes to the Consolidated Financial Statements..  29-40

2.  Financial Statement Schedules (included
    in this Report):
    Independent Auditors' Report......................................   44
    Schedules:

          II - Valuation Reserves.....................................   45

    All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

3. Exhibits. (The following exhibits are filed with this Report unless the exhibit number is followed by an asterisk (*), in which case the exhibit is incorporated by reference from the document listed. The applicable Securities and Exchange Commission File Number is 1-10582 unless otherwise indicated. Exhibit numbers followed by a pound sign (#) identify exhibits that are either a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K. Excluded from this list of exhibits, pursuant to Paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Registrant. The Registrant hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.)



Exhibit             Description of Exhibit (and document from
Number            which incorporated by reference, if applicable)

3(i).1*   Restated Certificate of Incorporation, effective July 20, 1990
          (Exhibit 3.1 to Amendment No. 1 to Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990
          (the "Form 10")).

3(i).2* Certificate of Correction, effective September 21, 1990 (Exhibit 3.1 to Registration Statement on Form S-4, File No. 33-91138, filed with the Securities and Exchange Commission on April 13, 1995 (the "Form
          S-4")).

3(i).3*   Certificate of Designations, Preferences and Rights of Series A Junior
          Participating Preferred Stock of the Registrant, effective September
          28, 1990 (Exhibit 3.3 to the Form S-4).

3(ii)* By-Laws, as amended through May 27, 1992 (Exhibit 3.3 to Form 10-K for the fiscal year ended March 31, 1992 (the "FY92 Form 10-K")).

4.1*      Form of Certificate for common stock, par value $.01 per share
          (Exhibit 4.1 to Amendment No. 1 to the Form 10).

4.2*      Rights Agreement, dated as of September 24, 1990, between the
          Registrant and Manufacturers Hanover Trust Company (Exhibit 4.2 to
          Post-Effective Amendment No. 1 to the Form 10).

4.2.1* First Amendment to Rights Agreement, dated as of August 4, 1992, between the Registrant and Chemical Bank (successor to Manufacturers
          Hanover Trust Company) (Exhibit 4.2.1 to Form 10-K for the fiscal year ended March 31, 1993 (the "FY93 Form 10-K")).

4.2.2* Rescission Agreement, dated as of May 26, 1993, between the Registrant and Chemical Bank (Exhibit 4.2.2 to FY93 Form 10-K).

4.2.3* Second Amendment to Rights Agreement, dated as of October 28, 1994, between the Registrant and Chemical Bank (Exhibit 4 to Form 8-K dated
          October 28, 1994 (the "October 1994 Form 8-K")).

4.3*      Indenture, dated as of March 1, 1995, between the Registrant and First
          Bank National Association, as trustee (including a form of Initial
          Note) (Exhibit 4.1 to the Form S-4).

4.4*      Form of Exchange Note (Exhibit 4.2 to Form S-4).


Exhibit             Description of Exhibit (and document from
Number            which incorporated by reference, if applicable)

4.5*      Registration Rights Agreement, dated as of March 14, 1995, among the
          Registrant, the Lenders referred to therein, Morgan Guaranty Trust
          Company of New York, as Documentation Agent, and Chemical Bank, as
          Administrative Agent (Exhibit 4.3 to the Form S-4).

4.6* Amended and Restated Credit Agreement dated as of March 15, 1995 and amended and restated as of November 14, 1996 among the Registrant, the Lenders referred to therein, Morgan Guaranty Trust Company of New
          York, as Documentation Agent, and The Chase Manhattan Bank, as
          Administrative Agent (including forms of Note, Assignment and
          Assumption Agreement, and Amended and Restated Subsidiary Guaranty
          Agreement (Exhibit 4 to Form 8-K dated November 14, 1996).

4.7* Security Agreement, dated as of March 15, 1995, between the Registrant and J.P. Morgan Delaware, as Collateral Agent (without exhibits)
          (Exhibit 10.4 to Form S-4).

4.8*      Patent Security Agreement, dated as of March 15, 1995, between the
          Registrant and J.P. Morgan Delaware, as Collateral Agent (without exhibits) (Exhibit 10.5 to the Form S-4).

4.9* Pledge Agreement, dated as of March 15, 1995, between the Registrant and J.P. Morgan Delaware, as Collateral Agent (Exhibit 10.6 to
          Form S-4).

4.10*     Purchase Agreement, dated March 7, 1995, among the Registrant and the
          Initial Purchasers (Exhibit 10.37 to Form S-4).

10.1*     Distribution Agreement, dated as of September 24, 1990, between
          Honeywell Inc. and the Registrant (Exhibit 10.1 to Amendment No. 2 to the Form 10).

10.2* Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-
          Effective Amendment No. 1 to the Form 10).

10.3* Intellectual Property Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.4 to Amendment
          No. 2 to the Form 10).

10.3.1*   Amendment No. 1 to Intellectual Property Agreement, dated as of
          September 24, 1990 (Exhibit 10.4.1 to FY92 Form 10-K).



Exhibit             Description of Exhibit (and document from
Number            which incorporated by reference, if applicable)

10.3.2*   Amendment No. 2 to Intellectual Property Agreement, dated as of
          September 24, 1990 (Exhibit 10.4.2 to FY92 Form 10-K).

10.3.3*   Amendment No. 3 to Intellectual Property Agreement, dated July 30,
          1992 (Exhibit 10.4.3 to Form 10-Q for the quarter ended October 3,
          1993 (the "FY94 Second Quarter Form 10-Q")).

10.4*     Tax Sharing Agreement, dated as of September 28, 1990, between
          Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2 to the Form 10).

10.5*     Government Subpoena Agreement between Honeywell Inc. and the
          Registrant (Exhibit 10.11 to Amendment No. 2 to the Form 10).

10.6*#    Separation Agreement, dated as of November 4, 1994, between the
          Registrant and Toby G. Warson (Exhibit 10.4 to Form 10-Q for the quarter ended October 2, 1994 (the "FY95 Second Quarter 10-Q")).

10.7*#    Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to FY95
          Second Quarter 10-Q).

10.7.1*#  Form of Non-Qualified Stock Option Agreement (Exhibit 10.1 to
          Form 10-Q for the quarter ended July 4, 1994).

10.7.2*#  Form of Non-Qualified Stock Option Agreement (Exhibit 10.35 to Form
          10-K for the fiscal year ended March 31, 1996 (the "FY96 Form 10-K").

10.8*#    Form of Deferral Agreement (Exhibit 10.2 to FY95 Second Quarter 10-Q).

10.9*# Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form
          10).

10.10*# Split Dollar Life Insurance Plan (Exhibit 10.0 to Form 10-Q for the quarter ended June 30, 1996 (the "FY97 First Quarter 10-Q").

10.11*# Form of Retention Agreement between the Registrant and certain of its officers (Exhibit 10.18 to Amendment No. 1 to the Form 10).

10.12*#   Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive
          Plan (Appendix D to Proxy Statement, dated February 11, 1995).

10.13*#   Form of Non-Qualified Stock Option Agreement (Exhibit 10.12 to Form
          10-K for the fiscal year ended December 31, 1990 (the "1990 Form
          10-K")).


Exhibit             Description of Exhibit (and document from
Number            which incorporated by reference, if applicable)

10.14*#   Form of Employment Restrictions Agreement (Exhibit 10.13 to the 1990
          Form 10-K).

10.15*#   Hercules Supplementary Employee Retirement Plan (SERP) (assumed by the
          Registrant as to certain of its employees) (Exhibit 10.38 to Form S-
          4).

10.16*#   Management Compensation Plan (Exhibit 10.14 to Amendment No. 1 to the
          Form 10).

10.17*#   Flexible Perquisite Account description. (Exhibit 10.1 to FY95 Second
          Quarter 10-Q).

10.18*#   Restricted Stock Plan for Non-Employee Directors (Exhibit 10.13 to
          Amendment No. 1 to Form 10).

10.18.1*# Non-Employee Restricted Stock Plan (Appendix B to Proxy Statement dated July 3, 1996).

10.18.2*# Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended September 29, 1996).

10.19*#   Deferred Fee Plan for Non-Employee Directors (as amended and restated
          November 24, 1992) (Exhibit 10.18 to FY93 Form 10-K).

10.20*#   Change of Control Employment Agreement (Exhibit 10.19 to the 1990 Form
          10-K).

10.21*#   Non-employees directors per diem arrangement (Exhibit 10.20 to FY92
          Form 10-K).

10.22*# Form of Employment Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended October 1, 1995 ("FY96 Second Quarter 10-Q")).

10.23#    Income Security Plan.

10.24*#   Retirement Plan for Non-Employee Directors (Exhibit 10.25 to FY94
          Second Quarter Form 10-Q).

10.25*# Form of Employment Letter Agreement, dated October 27, 1994, between the Registrant and Richard Schwartz (Exhibit 10.1 to Form 10-Q for the quarter ended January 1, 1995 ("FY95 Third Quarter 10-Q")).


Exhibit               Description of Exhibit (and document from
Number             which incorporated by reference, if applicable)

10.26*#    Indemnification Agreement, dated as of October 28, 1994, between the
           Registrant and Richard Schwartz (Exhibit 10.2 to FY95 Third Quarter
           10-Q).

10.30*#    Restricted Stock Agreement, dated as of January 9, 1995, between the
           Registrant and Richard Schwartz (Exhibit 10.9.1 to Form S-4).

10.30.1*#  Restricted Stock Agreement, dated as of January 9, 1995, between the
           Registrant and Richard Schwartz (Exhibit 10.9.2 to Form S-4).

10.31*#    Compensation Arrangement between the Registrant and Hugo Fruehauf
           (Exhibit 10.2 to FY96 Second Quarter 10-Q).

10.31.1*#  Restricted Stock Agreement between the Registrant and Hugo Fruehauf
           (Exhibit 10.31.2 to FY96 Form 10-K).

10.32*#    Compensation Arrangement between the Registrant and Scott S. Meyers
           (Exhibit 10.32 to FY96 Form 10-K).

10.33*#    Compensation Arrangement between the Registrant and Lawrence H.
           Tveten (Exhibit 10.33 to FY96 Form 10-K).

10.33.1*#  Arrangements with Executive (Exhibit 10 to Form 10-Q for the quarter ended December 29, 1996).

10.33.2*#  Arrangement with Executive (Exhibit 10 to Form 8-K dated February 28,
           1997).

10.34*#    Letter Agreement between the Registrant and Dean M. Fjelstul (Exhibit
           10.34 to FY96 Form 10-K).

10.35#     Compensation Arrangement with Arlen D. Jameson.

10.35.1#   Performance Share Agreement between the Registrant and Arlen D.
           Jameson.

10.36*#    Honeywell Supplementary Retirement Plan (SRP) (assumed by the
           Registrant as to certain of its employees) (Exhibit 10.22 to FY92
           Form 10-K)

10.37*#    Honeywell Supplementary Executive Retirement Plan for Compensation in
           Excess of $200,000 (assumed by the Registrant as to certain of its employees (Exhibit 10.23 to FY92 Form 10-K)



Exhibit               Description of Exhibit (and document from
Number             which incorporated by reference, if applicable)
10.38*#    Honeywell Supplementary Executive Retirement Plan for CECP
           Participants (assumed by the Registrant as to certain of its employees formerly employed by Honeywell) (Exhibit 10.24 to FY92 Form
           10-K)

10.39* Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to October 1994 Form 8-K).

10.40* Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits
           (Exhibit 2.2 to Form 8-K dated March 15, 1995).

10.41* Asset Purchase Agreement dated as of December 22, 1996 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.1 to Form 8-K dated February 28, 1997).

10.41.1* Amendment to Asset Purchase Agreement dated February 28, 1997 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.2 to Form 8-K dated February 28,
           1997).

11         Computation of Earnings Per Common and Common Equivalent Share.

13 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Securities and Exchange
           Commission).

21         Subsidiaries of the Registrant.

23         Consent of Independent Auditors.

24         Powers of Attorney.

27         Financial Data Schedule

(b)  Reports on Form 8-K

During the quarter ended March 31, 1997, the Company filed the following report on Form 8-K:


Date of Report                  Items Reported
--------------                  --------------

February 28, 1997               Item 2. Acquisition or Disposition of Assets
                                Item 7(b).  Pro forma financial information
                                Item 7(c).  Exhibits


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALLIANT TECHSYSTEMS INC.

Date:  June 23, 1997                   By    /s/ Charles H. Gauck
                                             --------------------
                                               Charles H. Gauck
                                                  Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                  Title

   /s/ Richard Schwartz      Director, Chairman of the Board, President and
---------------------------  Chief Executive Officer (Principal Executive
     Richard Schwartz        Officer)

    /s/ Scott S. Meyers      Vice President and Chief Financial Officer
---------------------------  (Principal Financial Officer)
      Scott S. Meyers

   /s/ Paula J. Patineau     Vice President and Controller (Principal
---------------------------  Accounting Officer)
     Paula J. Patineau

             *               Director
---------------------------
     R. Keith Elliott

             *               Director
---------------------------
     Thomas L. Gossage

             *               Director
---------------------------
    Joel M. Greenblatt

             *               Director
---------------------------
     Jonathan G. Guss

             *               Director
---------------------------
     David E. Jeremiah

             *               Director
---------------------------
     Gaynor N. Kelley

             *               Director
---------------------------
    Joseph F. Mazzella

             *               Director
---------------------------
       Daniel L. Nir

Date:  June 23, 1997                   *By    /s/ Charles H. Gauck
                                           --------------------------
                                                Charles H. Gauck
                                                Attorney-in-Fact

                          INDEPENDENT AUDITORS' REPORT


Alliant Techsystems Inc.:

We have audited the consolidated financial statements of Alliant Techsystems Inc. and subsidiaries as of March 31, 1997 and 1996, and for each of the years ended March 31, 1997, March 31, 1996, and March 31, 1995 and have issued our report thereon dated May 14, 1997; such financial statements and report are included in your 1997 Annual Report to Stockholders (Exhibit 13) and are incorporated herein by reference. Our audit also included the financial statement schedule of Alliant Techsystems Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
May 14, 1997

                                                                     SCHEDULE II

                           ALLIANT TECHSYSTEMS INC.

                              VALUATION RESERVES

               For the Years Ended March 31, 1997, 1996 and 1995
                            (Dollars in thousands)


                                       Balance
                                      Beginning                              Additions Charged    Deductions from    Balance at
                                      of Period        Purchased Company         to Income           Reserves        Close of Period
                                      ---------        -----------------     -----------------    ---------------    ---------------

Reserves deducted from assets to
  which they apply--allowance
  for doubtful accounts:

       Receivables--Current
       --------------------
     Year ended March 31, 1997....    $    60                  --            $     61 (1)         $   14 (2)         $   107

     Year ended March 31, 1996....    $    75                  --                  --             $   15 (2)         $    60

     Year ended March 31, 1995....    $    76                  --                  --             $    1 (2)         $    75

Reserves deducted from assets to
  which they apply--reserve for
  estimated loss on disposal of
  discontinued operations:

     Net Assets of Discontinued
     --------------------------
             Operations
             ----------
     Year ended March 31, 1997....    $13,700                  --                  --             $2,574 (2)         $11,126

     Year ended March 31, 1996....       --                    --            $  13,700                 --            $13,700

     Year ended March 31, 1995....       --                    --                  --                  --               --

Reserves deducted from assets to
  which they apply--allowance for
  amortization of intangibles:

           Goodwill
           --------
     Year ended March 31, 1997....    $ 3,940                  --            $3,315 (3)                              $ 7,255

     Year ended March 31, 1996....    $   668                  --            $3,272 (3)                              $ 3,940

     Year ended March 31, 1995....    $   246                  --            $  422 (3)                              $   668

     Debt Issuance Costs
     -------------------
     Year ended March 31, 1997....    $ 2,433                  --            $4,666 (4)                --            $ 7,099

     Year ended March 31, 1996....       --                    --            $2,433 (4)                --            $ 2,433

     Year ended March 31, 1995....    $ 3,405                  --            $  820 (4)           $4,225 (5)            --


Notes:  (1)  Represents amounts included in operating expense.
        (2)  Represents uncollectible amounts written off less recoveries.
        (3)  Represents amounts included in cost of sales.
        (4)  Represents amounts included in interest expense.
        (5)  Represents debt issuance costs written off in connection with retirement of debt.

                           ALLIANT TECHSYSTEMS INC.

                                   FORM 10-K

                                 EXHIBIT INDEX

The following exhibits are filed electronically with this report unless the exhibit number is followed by an asterisk (*), in which case the exhibit is incorporated by reference from the document listed. The applicable Securities and Exchange Commission File Number is 1-10582 unless otherwise indicated.


Exhibit             Description of Exhibit (and document
Number            which incorporated by reference, if applicable)

3(i).1*   Restated Certificate of Incorporation, effective July 20, 1990
          (Exhibit 3.1 to Amendment No. 1 to Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990
          (the "Form 10")).

3(i).2* Certificate of Correction, effective September 21, 1990 (Exhibit 3.1 to Registration Statement on Form S-4, File No. 33-91138, filed with the Securities and Exchange Commission on April 13, 1995 (the "Form
          S-4")).

3(i).3*   Certificate of Designations, Preferences and Rights of Series A Junior
          Participating Preferred Stock of the Registrant, effective September
          28, 1990 (Exhibit 3.3 to the Form S-4).

3(ii)* By-Laws, as amended through May 27, 1992 (Exhibit 3.3 to Form 10-K for the fiscal year ended March 31, 1992 (the "FY92 Form 10-K")).

4.1*      Form of Certificate for common stock, par value $.01 per share
          (Exhibit 4.1 to Amendment No. 1 to the Form 10).

4.2*      Rights Agreement, dated as of September 24, 1990, between the
          Registrant and Manufacturers Hanover Trust Company (Exhibit 4.2 to
          Post-Effective Amendment No. 1 to the Form 10).

4.2.1* First Amendment to Rights Agreement, dated as of August 4, 1992, between the Registrant and Chemical Bank (successor to Manufacturers
          Hanover Trust Company) (Exhibit 4.2.1 to Form 10-K for the fiscal year ended March 31, 1993 (the "FY93 Form 10-K")).

4.2.2* Rescission Agreement, dated as of May 26, 1993, between the Registrant and Chemical Bank (Exhibit 4.2.2 to FY93 Form 10-K).


Exhibit             Description of Exhibit (and document from
Number            which incorporated by reference, if applicable)

4.2.3* Second Amendment to Rights Agreement, dated as of October 28, 1994, between the Registrant and Chemical Bank (Exhibit 4 to Form 8-K dated
          October 28, 1994 (the "October 1994 Form 8-K")).

4.3*      Indenture, dated as of March 1, 1995, between the Registrant and First
          Bank National Association, as trustee (including a form of Initial
          Note) (Exhibit 4.1 to the Form S-4).

4.4*      Form of Exchange Note (Exhibit 4.2 to Form S-4).

4.5*      Registration Rights Agreement, dated as of March 14, 1995, among the
          Registrant, the Lenders referred to therein, Morgan Guaranty Trust
          Company of New York, as Documentation Agent, and Chemical Bank, as
          Administrative Agent (Exhibit 4.3 to the Form S-4).

4.6* Amended and Restated Credit Agreement dated as of March 15, 1995 and amended and restated as of November 14, 1996 among the Registrant, the Lenders referred to therein, Morgan Guaranty Trust Company of New
          York, as Documentation Agent, and The Chase Manhattan Bank, as
          Administrative Agent (including forms of Note, Assignment and
          Assumption Agreement, and Amended and Restated Subsidiary Guaranty
          Agreement (Exhibit 4 to Form 8-K dated November 14, 1996)).

4.7* Security Agreement, dated as of March 15, 1995, between the Registrant and J.P. Morgan Delaware, as Collateral Agent (without exhibits)
          (Exhibit 10.4 to Form S-4).

4.8*      Patent Security Agreement, dated as of March 15, 1995, between the
          Registrant and J.P. Morgan Delaware, as Collateral Agent (without exhibits) (Exhibit 10.5 to the Form S-4).

4.9* Pledge Agreement, dated as of March 15, 1995, between the Registrant and J.P. Morgan Delaware, as Collateral Agent (Exhibit 10.6 to Form
          S-4).

4.10*     Purchase Agreement, dated March 7, 1995, among the Registrant and the
          Initial Purchasers (Exhibit 10.37 to Form S-4).

10.1*     Distribution Agreement, dated as of September 24, 1990, between
          Honeywell Inc. and the Registrant (Exhibit 10.1 to Amendment No. 2 to the Form 10).


Exhibit            Description of Exhibit (and document from
Number          which incorporated by reference, if applicable)

10.2* Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-
          Effective Amendment No.1 to the Form 10).

10.3* Intellectual Property Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.4 to Amendment
          No. 2 to the Form 10).

10.3.1*   Amendment No. 1 to Intellectual Property Agreement, dated as of
          September 24, 1990 (Exhibit 10.4.1 to FY92 Form 10-K).

10.3.2*   Amendment No. 2 to Intellectual Property Agreement, dated as of
          September 24, 1990 (Exhibit 10.4.2 to FY92 Form 10-K).

10.3.3*   Amendment No. 3 to Intellectual Property Agreement, dated July 30,
          1992 (Exhibit 10.4.3 to Form 10-Q for the quarter ended October 3,
          1993 (the "FY94 Second Quarter Form 10-Q")).

10.4*     Tax Sharing Agreement, dated as of September 28, 1990, between
          Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2 to the Form 10).

10.5*     Government Subpoena Agreement between Honeywell Inc. and the
          Registrant (Exhibit 10.11 to Amendment No. 2 to the Form 10).

10.6*     Separation Agreement, dated as of November 4, 1994, between the
          Registrant and Toby G. Warson (Exhibit 10.4 to Form 10-Q for the quarter ended October 2, 1994 (the "FY95 Second Quarter 10-Q")).

10.7*     Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to FY95
          Second Quarter 10-Q).

10.7.1*   Form of Non-Qualified Stock Option Agreement (Exhibit 10.1 to Form 10-
          Q for the quarter ended July 4, 1994).

10.7.2*   Form of Non-Qualified Stock Option Agreement (Exhibit 10.35 to Form
          10-K for the fiscal year ended March 31, 1996 (the "FY96 Form 10-K").

10.8*     Form of Deferral Agreement (Exhibit 10.2 to FY95 Second Quarter 10-Q).

10.9* Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form
          10).


Exhibit            Description of Exhibit (and document from
Number          which incorporated by reference, if applicable)
  10.10*   Split Dollar Life Insurance Plan (Exhibit 10.0 to Form 10-Q for the
           quarter ended June 30, 1996 (the "FY97 First Quarter 10-Q").

  10.11* Form of Retention Agreement between the Registrant and certain of its officers (Exhibit 10.18 to Amendment No. 1 to the Form 10).

  10.12*   Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive
           Plan (Appendix D to Proxy Statement, dated February 11, 1995).

  10.13*   Form of Non-Qualified Stock Option Agreement (Exhibit 10.12 to Form
           10-K for the fiscal year ended December 31, 1990 (the "1990 Form 10-
           K")).

  10.14*   Form of Employment Restrictions Agreement (Exhibit 10.13 to the 1990
           Form 10-K).

  10.15* Hercules Supplementary Employee Retirement Plan (SERP) (assumed by the Registrant as to certain of its employees (Exhibit 10.38 to Form
           S-4).

  10.16*   Management Compensation Plan (Exhibit 10.14 to Amendment No. 1 to the
           Form 10).

  10.17*   Flexible Perquisite Account description. (Exhibit 10.1 to FY95 Second
           Quarter 10-Q).

  10.18*   Restricted Stock Plan for Non-Employee Directors (Exhibit 10.13 to
           Amendment No. 1 to Form 10).

10.18.1* Non-Employee Restricted Stock Plan (Appendix B to Proxy Statement dated July 3, 1996).

10.18.2* Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended September 29, 1996).

  10.19*   Deferred Fee Plan for Non-Employee Directors (as amended and restated
           November 24, 1992) (Exhibit 10.18 to FY93 Form 10-K).

  10.20*   Change of Control Employment Agreement (Exhibit 10.19 to the 1990
           Form 10-K).

  10.21*   Non-employees directors per diem arrangement (Exhibit 10.20 to FY92
           Form 10-K).

  10.22* Form of Employment Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended October 1, 1995 ("FY96 Second Quarter 10-Q")).


Exhibit           Description of Exhibit (and document from
Number          which incorporated by reference, if applicable)
10.23     Income Security Plan.

10.24*    Retirement Plan for Non-Employee Directors (Exhibit 10.25 to FY94
          Second Quarter Form 10-Q).

10.25* Form of Employment Letter Agreement, dated October 27, 1994, between the Registrant and Richard Schwartz (Exhibit 10.1 to Form 10-Q for the quarter ended January 1, 1995 ("FY95 Third Quarter 10-Q")).

10.26*    Indemnification Agreement, dated as of October 28, 1994, between the
          Registrant and Richard Schwartz (Exhibit 10.2 to FY95 Third Quarter
          10-Q).

10.30*    Restricted Stock Agreement, dated as of January 9, 1995, between the
          Registrant and Richard Schwartz (Exhibit 10.9.1 to Form S-4).

10.30.1*  Restricted Stock Agreement, dated as of January 9, 1995, between the
          Registrant and Richard Schwartz (Exhibit 10.9.2 to Form S-4).

10.31*    Compensation Arrangement between the Registrant and Hugo Fruehauf
          (Exhibit 10.2 to FY96 Second Quarter 10-Q).

10.31.1*  Restricted Stock Agreement between the Registrant and Hugo Fruehauf
          (Exhibit 10.31.2 to FY96 Form 10-K).

10.32*    Compensation Arrangement between the Registrant and Scott S. Meyers
          (Exhibit 10.32 to FY96 Form 10-K).

10.33*    Compensation Arrangement between the Registrant and Lawrence H. Tveten
          (Exhibit 10.33 to FY96 Form 10-K).

10.33.1* Arrangements with Executive (Exhibit 10 to Form 10-Q for the quarter ended December 29, 1996).

10.33.2*  Arrangement with Executive (Exhibit 10 to Form 8-K dated February 28,
          1997).

10.34*    Letter Agreement between the Registrant and Dean M. Fjelstul (Exhibit
          10.34 to FY96 Form 10-K).

10.35     Compensation Arrangement with Arlen D. Jameson.

10.35.1   Performance Share Agreement between the Registrant and Arlen D.
          Jameson.


Exhibit           Description of Exhibit (and document from
Number          which incorporated by reference, if applicable)
10.36*     Honeywell Supplementary Retirement Plan (SRP) (assumed by the
           Registrant as to certain of its employees) (Exhibit 10.22 to FY92
           Form 10-K)

10.37*     Honeywell Supplementary Executive Retirement Plan for Compensation in
           Excess of $200,000 (assumed by the Registrant as to certain of its employees)(Exhibit 10.23 to FY92 Form 10-K)

10.38*     Honeywell Supplementary Executive Retirement Plan for CECP
           Participants (assumed by the Registrant as to certain of its employees formerly employed by Honeywell) (Exhibit 10.24 to FY92 Form
           10-K)

10.39* Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to October 1994 Form 8-K).

10.40* Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits
           (Exhibit 2.2 to Form 8-K dated March 15, 1995).

10.41* Asset Purchase Agreement dated as of December 22, 1996 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.1 to Form 8-K dated February 28, 1997).

10.41.1* Amendment to Asset Purchase Agreement dated February 28, 1997 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.2 to Form 8-K dated February 28,
           1997).

11         Computation of Earnings Per Common and Common Equivalent Share.

13 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Securities and Exchange
           Commission).

21         Subsidiaries of the Registrant.

23         Consent of Independent Auditors.

24         Powers of Attorney.

27         Financial Data Schedule