Form 10-Q
period 1997-06-29
ALLIANT TECHSYSTEMS INC
filed 1997-08-12
CIK 866121

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 29, 1997 or

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

                                Yes /X/  No /  /

     As of July 31, 1997, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 12,994,785 (excluding 868,785 treasury shares).

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Income Statements (Unaudited)

(In thousands except                                QUARTERS ENDED
  per share data)                                --------    --------
                                                 June 29     June 30
                                                   1997        1996
                                                 --------    --------

Sales                                            $251,639    $230,173
Cost of sales                                     207,919     194,014
                                                 --------    --------
Gross margin                                       43,720      36,159
Operating expenses
  Research and development                          2,038       2,800
  Selling                                          10,249       7,178
  General and administrative                       10,144       9,789
                                                 --------    --------
         Total operating expenses                  22,431      19,767
                                                 --------    --------
Income from operations                             21,289      16,392

  Miscellaneous income                                 98         248
                                                 --------    --------
Earnings before interest and taxes                 21,387      16,640

  Interest expense                                 (7,556)     (9,280)
  Interest income                                     826         254
                                                 --------    --------
Income from continuing operations                  14,657       7,614
Income from discontinued operations, net of
  income taxes                                                  2,290
                                                 --------    --------
Net income                                       $ 14,657    $  9,904
                                                 ========    ========

Earnings per common and common
 equivalent share:
  Continuing operations                             $1.10    $    .57
  Discontinued operations                                         .17
                                                 --------    --------
  Net income                                        $1.10    $    .74
                                                 ========    ========
Average number of common and
 common equivalent shares (thousands)              13,299      13,350
                                                 ========    ========

See Notes to Financial Statements

                           Balance Sheets (Unaudited)

                                                            --------------  --------------
(In thousands except share data)                            June 29, 1997   March 31, 1997
                                                            --------------  --------------
Assets
Current assets:
  Cash and cash equivalents                                       $ 89,369      $  122,491
  Marketable securities                                                378             378
  Receivables                                                      191,160         191,675
  Net inventory                                                     77,417          68,125
  Deferred income tax asset                                         37,244          37,244
  Other current assets                                               7,598           5,329
                                                                  --------      ----------
      Total current assets                                         403,166         425,242
Net property, plant, and equipment                                 347,680         360,560
Goodwill                                                           122,766         123,618
Deferred charges                                                    10,531          10,925
Prepaid and intangible pension assets                               81,746          80,569
Other assets                                                           116             116
Net assets of discontinued operations                                9,244           8,674
                                                                  --------      ----------
      Total assets                                                $975,249      $1,009,704
                                                                  ========      ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                               $ 29,749      $   29,024
  Notes payable                                                      2,291           2,302
  Accounts payable                                                  52,370          85,451
  Contract advances and allowances                                  86,308          64,500
  Accrued compensation                                              26,581          28,392
  Accrued income taxes                                               9,007           9,156
  Restructuring liability                                            3,384           5,876
  Other accrued liabilities                                         93,185         106,496
                                                                  --------      ----------
      Total current liabilities                                    302,875         331,197
Long-term debt                                                     229,089         237,071
Post-retirement and post-employment benefits liability             141,757         143,373
Pension liability                                                   34,359          37,079
Other long-term liabilities                                         38,034          42,192
                                                                  --------      ----------
      Total liabilities                                            746,114         790,912
Stockholders' Equity:
  Common stock - $.01 par value
      Authorized - 20,000,000 shares
      Issued and outstanding 12,980,307 shares at June
      29, 1997 and 13,081,538 at March 31, 1997                        130             131
Additional paid-in-capital                                         248,575         248,612
Retained earnings                                                   19,019           4,361
Unearned compensation                                               (1,138)         (1,324)
Pension liability adjustment                                        (2,304)         (2,304)
Common stock in treasury, at cost (883,306 shares held at
  June 29, 1997 and 782,075 at March 31, 1997)                     (35,147)        (30,684)
                                                                  --------      ----------
      Total stockholders' equity                                   229,135         218,792
                                                                  --------      ----------
      Total liabilities and stockholders' equity                  $975,249      $1,009,704
                                                                  ========      ==========

See Notes to Financial Statements

                      Statements of Cash Flows (Unaudited)

(In thousands)                                                          QUARTERS ENDED
                                                             -----------------   -----------------
                                                               June 29, 1997       June 30, 1996
                                                             -----------------   -----------------
Operating activities
Net income                                                           $ 14,657            $  9,904
Adjustments to net income to arrive at cash
    used for operations:
            Depreciation                                               10,317              10,992
            Amortization of intangible assets and unearned
                 compensation                                           1,544               1,954
            Gain on disposal of property                                  (21)                (83)
            Changes in assets and liabilities:
                Receivables                                               515              (4,999)
                Inventory                                              (9,292)              1,799
                Accounts payable                                      (33,081)            (24,977)
                Contract advances and allowances                       21,808              (3,967)
                Accrued compensation                                   (1,811)             (1,422)
                Accrued income taxes                                     (149)               (227)
                Accrued restructure liability                          (2,492)             (6,455)
                Accrued environmental liability                          (273)               (445)
                Other assets and liabilities                          (19,550)             (6,732)
            Operating activities of discontinued operations              (570)             (5,019)
                                                                     --------            --------
Cash used for operations                                              (18,398)            (29,677)
                                                                     --------            --------
Investing activities
Capital expenditures                                                   (3,004)             (3,721)
Proceeds from disposition of property, plant, and equipment               131                 142
Investing activities of discontinued operations                                              (582)
                                                                     --------            --------
Cash used for investing activities                                     (2,873)             (4,161)
                                                                     --------            --------
Financing activities
Net borrowings on line of credit                                                           20,000
Payments made on long-term debt                                        (7,256)            (11,250)
Net purchase of treasury shares                                        (5,015)             (2,299)
Proceeds from exercised stock options                                     431               1,573
Other financing activities, net                                           (11)               (422)
                                                                     --------            --------
Cash provided by (used for) financing activities                      (11,851)              7,602
                                                                     --------            --------
Decrease in cash and cash equivalents                                 (33,122)            (26,236)
Cash and cash equivalents - beginning of period                       122,491              45,532
                                                                     --------            --------
Cash and cash equivalents - end of period                            $ 89,369            $ 19,296
                                                                     ========            ========

See Notes to Financial Statements

                   Notes to Financial Statements (Unaudited)

1. In interim accounting periods, the Company absorbs operating expenses based upon sales volume using the anticipated relationship of such costs to sales for the year. Accordingly, the Company had $.4 million and $2.0 million of underabsorbed operating expenses recorded in other current assets at June 29, 1997 and June 30, 1996, respectively. Unabsorbed expenses at June 29, 1997, will be absorbed over the remainder of fiscal 1998.

2. During the three month period ended June 29, 1997, the Company made principal payments on its Bank Term Loan of $7.3 million. No borrowings were outstanding against its revolving line of credit at June 29, 1997. Letters of credit totaling $38.5 million reduced the available line of credit to $236.5 million.

    The remaining scheduled minimum loan payments on outstanding long-term debt are as follows: fiscal 1998, $21.8 million; fiscal 1999, $31.9 million; fiscal 2000, $31.9 million; fiscal 2001, $23.2 million; fiscal 2002 and thereafter, $150.0 million.

3. No income taxes were paid for the three months ended June 29, 1997, or June 30, 1996. The effective income tax rate of 0 percent on continuing operations in the current three month period reflects the utilization of $14.7 million of available federal and state loss carry forwards (gross) for tax purposes.

4. During fiscal 1996, the Company began a program to repurchase up to $50.0 million of its common stock. During the quarter ended June 29, 1997, the Company repurchased an additional 139,600 shares for approximately $6.0 million. As of June 29, 1997, the Company has substantially completed its stock repurchase program, having repurchased approximately 1.26 million shares of common stock over the life of the program, at an average price of $39.09 per share, for an aggregate cost of $49.4 million.

5.  Contingencies:

    As a U.S. Government contractor, the Company is subject to defective pricing and cost accounting standards non-compliance claims by the government. Additionally, the Company has substantial government contracts and subcontracts, the prices of which are subject to adjustment. The Company believes that resolution of such claims and price adjustments made or to be made by the government for open fiscal years (1987 through 1997) will not materially exceed the amount provided in the accompanying balance sheets.

    The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. The Company records environmental remediation and the related ongoing monitoring and maintenance liabilities when the event obligating the Company has occurred and the cost is both probable and reasonably estimable. At June 29, 1997, the accrued liability for environmental remediation of $34.5 million represents management's best estimate of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded amounts receivable of approximately $10.6 million at June 29, 1997. Such receivable primarily represents the expected reimbursement of costs associated with the operations acquired from Hercules Incorporated in March, 1995 (Aerospace acquisition). As part of the Aerospace acquisition, the Company generally assumed responsibility for environmental compliance at the acquired facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various agreements. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement have been discounted, and are recorded net of $10 million and $3 million, respectively, to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 5 percent. At June 29, 1997, the estimated discounted range of reasonably possible costs of study and remediation is between $34 million and $70 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results. In future periods, new laws, rules and regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, changes in the extent and type of site utilization, the number of parties found liable at each site, and their ability to pay could significantly change the Company's estimates.

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

    The Company is involved in three "qui tam" lawsuits brought by former employees of the operations acquired from Hercules in March, 1995. One involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The second involves allegations of mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement and wrongful termination claims. The government did not join in either of these lawsuits. Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the acquired operations will be assumed by the Company except for a few specific lawsuits and disputes including the two qui tam lawsuits referred to above. The Company has agreed to indemnify and reimburse Hercules for a portion of litigation costs incurred, and a portion of damages, if any, awarded in these lawsuits. Under terms of the purchase agreement with Hercules, the Company's maximum settlement liability is approximately $4 million, for which the Company has fully reserved at June 29, 1997. In the third qui tam lawsuit, the Company received a partially unsealed complaint in March 1997 alleging labor mischarging on a government contract. Damages are not specified. The government is currently investigating the claim and has not determined whether it will join the lawsuit. In late fiscal 1997, the Company was also served with two complaints in civil actions alleging violations of the False Claims Act and the Truth in Negotiations Act. The complaints allege defective pricing on two separate government contracts. Damages in either case were not specified.

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

6. Interest paid during the three month periods ended June 29, 1997, and June 30, 1996, totaled $3.1 and $5.8 million, respectively.

    The Company has entered into interest rate swap and cap agreements as hedging transactions to protect against increases in market interest rates on its long term debt. At June 29, 1997, the notional amount of amortizing interest rate swap agreements was $65.0 million. Under the swap agreements, the Company currently pays an average fixed rate of 6.7 percent and receives interest at a rate equal to three-month LIBOR (5.7 percent at June 29, 1997). These agreements have remaining terms of 12-18 months, with certain cancellation options. The interest rate cap agreements limit the Company's LIBOR exposure to 7.0 percent and have a remaining term of 3 months. The notional amount of these amortizing interest rate cap agreements was $15.0 million at June 29, 1997.

7. Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with employees, and therefore the adoption of SFAS No. 123 did not have a significant impact on the Company's financial position or results of operations.

8. Earnings per common share are computed based upon the weighted average number of common shares and common equivalent shares, consisting of the dilutive effect of stock options outstanding during each year. Earnings per common share assuming full dilution are substantially the same.

    In February 1997, the Financial Accounting Standards board issued SFAS No. 128, "Earnings Per Share", which will require companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that is currently required. The new standard requires additional informational disclosures and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997 (the Company's third quarter of fiscal 1998), and will require restatement of EPS for all prior periods reported. Under the requirements of SFAS No. 128, the Company's EPS would be as follows:

                                           Quarters Ended
                                 -------------------------------
                                    June 29, 1997  June 30, 1996
----------------------------------------------------------------
Basic earnings per share:
    Continuing operations                1.13            .58
    Discontinued operations                --            .18
----------------------------------------------------------------
Total Basic Earnings Per Share          $1.13           $.76
================================================================

Diluted earnings per share:
    Continuing operations                1.10            .57
    Discontinued operations                --            .17
----------------------------------------------------------------
Total Diluted Earnings Per Share        $1.10           $.74
================================================================

9. Certain reclassifications have been made to the fiscal 1997 financial statements, as previously reported, to conform to the current classification. These reclassifications did not affect the net income from operations, as previously reported.

10. The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three month periods ended June 29, 1997, and June 30, 1996. The Company's accounting policies are described in the notes to financial statements in its fiscal 1997 Annual Report on Form 10-K.

11. On October 10, 1996, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 96-1 (SOP 96-1) entitled "Environmental Remediation Liabilities." The SOP provides authoritative guidance on specific accounting issues relative to recognition, measurement, display, and disclosure of environmental remediation liabilities. The Company adopted SOP 96-1 in the fourth quarter of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Sales

Sales from continuing operations for the quarter ended June 29, 1997, totaled $251.6 million, an increase of $21.4 million, or 9.3 percent, from $230.2 million for the comparable quarter in the prior year. Conventional Munitions Group sales were $116.7 million for the quarter ended June 29, 1997, an increase of $25.6 million, or 28.1 percent, compared to $91.1 million in the comparable quarter of the prior year. The sales increase was primarily driven by an increase in tank ammunition sales of approximately $32 million during the quarter ended June 29, 1997, compared to the comparable quarter of the prior year. The increase was largely the result of higher revenues due to increased production of tank ammunition training rounds, up $19 million, compared to the comparable quarter of the prior year. The remainder of the increase in tank ammunition sales is attributable to resolution of the technical issues on the M830A1 tactical tank round, which had delayed production and shipments through early fiscal 1997. Space and Strategic Systems Group sales were $78.1 million for the quarter ended June 29, 1997, a decrease of $.2 million, compared to $78.3 million in the comparable quarter of the prior year. Increased sales from the composite structures business, up approximately $10 million compared to the comparable quarter of the prior year, completely offset the absence in fiscal 1998 of revenue recognized in fiscal 1997 on the Evolved Expendable Launch Vehicle (EELV) program, which the Company completed in fiscal 1997. Defense Systems Group sales were $50.6 million for the quarter ended June 29, 1997, a decrease of $7.0 million, or 12.2 percent, compared to $57.6 million in the comparable quarter of the prior year. The decrease is largely attributable to decreased revenues on antitank mines and artillery fire control systems, down approximately $14 million, which was partially offset by increased revenues attributable to the Outrider program, awarded to the Company in the first quarter of fiscal 1997. Emerging Business Group sales were $8.7 million for the quarter ended June 29, 1997, an increase of $1.1 million, or 14.5 percent over revenues of $7.6 million in the comparable quarter of the prior year. Company sales for fiscal 1998 are expected to be approximately $1 billion.

Gross Margin

The Company's gross margin in the quarter ended June 29, 1997 was $43.7 million or 17.4 percent of sales, compared to $36.2 million, or 15.7 percent of sales for the comparable quarter of the prior year. The increase in gross margin was due to a combination of factors, including improved cost performance on the Titan rocket motor booster program and other Space and Strategic programs. Fiscal 1998 gross margin, as a percent of sales, is expected to be in the 17.5 to 18.5 percent range.

Operating Expenses

The Company's operating expenses for the quarter ended June 29, 1997, totaled $22.4 million, or 8.9 percent of sales, compared to $19.8 million, or 8.6 percent of sales for the comparable quarter in the prior year. Operating expenses, stated as a percent of sales, were slightly higher in the quarter ended June 29, 1997, as compared to the comparable quarter of the prior year. The increase in the current quarter expenses is due primarily to the Company's investment of approximately $3.5 million in pursuit of the U.S. government's Intercontinental Ballistic Missile (ICBM) Prime Integration Program. Fiscal 1998 operating expenses, as a percent of sales, are expected to be approximately 9.5 percent.

Interest Expense

The Company's interest expense for the quarter ended June 29, 1997 was $7.6 million, a decrease of $1.7 million compared to $9.3 million for the comparable quarter in the prior year. The large decrease was driven by significantly reduced borrowings outstanding in the current quarter, as compared to the comparable quarter of the prior year. Total borrowings outstanding (including notes payable, and the current and long-term portions of the long-term debt) at June 29, 1997, were $145.0 million less than total borrowings outstanding at June 30, 1996, due to scheduled debt repayments, as well as the $88.6 million pre-payment of debt in late fiscal 1997, as a result of the sale of the Company's former Marine Systems Group.

Interest Income

Interest income for the quarter ended June 29, 1997 was $.8 million, compared to $.3 million for the comparable quarter of the prior year, an increase of $.5 million. The increase is driven by interest income earned on increased average cash balances in the current quarter.

Income Taxes

The quarters ended June 29, 1997, and June 30, 1996, respectively, reflect an effective income tax rate of 0 percent. This tax rate differs from statutory tax rates due to the utilization of available tax loss carryforwards. Such carry forwards are expected to reduce future tax expense. It is currently expected that payments for taxes in fiscal 1998 will also be reduced due to the aforementioned tax loss carryforwards. However, the Company may be subject to the provisions of the Alternative Minimum Tax (AMT), in which case tax payments could be required.

Net Income

Net income reported for the quarter ended June 29, 1997, was $14.7 million ($1.10 per share), an increase of $4.8 million, or 48.0 percent, when compared with net income of $9.9 million ($.74 per share) for the comparable quarter of the prior year. The increase was primarily due to a combination of increased sales volume, improved gross margins, and reduced interest costs in the current quarter ended June 29, 1997, as compared to the comparable quarter of the prior year.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
-----------------------------------------------------

Cash used by operations totaled $18.4 million for the quarter ended June 29, 1997, a reduction in cash usage of $11.3 million, when compared with cash used by operations of $29.7 million in the comparable quarter of the prior year. The reduced level of cash usage in the quarter ended June 29, 1997 resulted from a combination of factors, the most significant of which included improved working capital management and improved profitability for the quarter ended June 27, 1997, as compared to the comparable quarter of the prior year.

Cash used in investing activities for the quarter ended June 29, 1997, was $2.9 million, a $1.3 million decrease in cash used, compared to cash used by investing activities of $4.2 million in the comparable quarter of the prior year. This difference primarily represented reduced capital expenditures in the current year.

Net outlays for capital expenditures for the quarter ended June 29, 1997, totaled $3.0 million, or 1.2 percent of sales, a decrease as a percentage of sales, compared to capital expenditures of $3.7 million, or 1.6 percent of sales, in the comparable quarter of the prior year. The Company expects capital expenditures, as a percentage of sales, to be approximately 2.0 percent of sales for fiscal 1998.

At June 29, 1997, the Company had no borrowings outstanding against its bank revolving credit facility. Outstanding letters of credit of $38.5 million reduced amounts available on this facility to $236.5 million at June 29, 1997.

During fiscal 1996, the Company began a program to repurchase up to $50.0 million of its common stock. During the quarter ended June 29, 1997, the Company repurchased an additional 139,600 shares for approximately $6.0 million. As of June 29, 1997, the Company has substantially completed its stock repurchase program, having repurchased approximately 1.26 million shares of common stock over the life of the program, at an average price of $39.09 per share, for an aggregate cost of $49.4 million.

The Company's total debt (notes payable, current portion of long-term debt, and long-term debt) as a percentage of total capitalization decreased to 53 percent on June 29, 1997, compared to 55 percent on March 31, 1997. This decrease reflects principal repayments of $7.3 million on the bank term debt during the quarter ended June 29, 1997, as well as increased equity, due primarily to fiscal 1998 net earnings to date.

In June 1995, the Company and claimants reached an agreement to settle the Accudyne "qui tam" lawsuit. Terms of the agreement include payments by the Company of $12.0 million, consisting of payments of $.5 million, $3.0 million and $4.0 million, made in June 1995, April 1996, and April 1997, respectively, and payment to be made of $4.5 million, plus interest at the three year Treasury Bill rate, in June 1998. In addition, legal costs of approximately $3.0 million have been paid. Accordingly, the Company recorded an unusual charge of $15.0 million as of the fourth quarter of the fiscal year ended March 31, 1995.

Based on the financial condition of the Company at June 29, 1997, the Company believes that future operating cash flows, combined with existing cash balances, and the availability of funding under its line of credit, will be adequate to fund the future growth of the Company, as well as to service its long-term debt obligations.

INFLATION
---------

In the opinion of management, inflation has not had a significant impact upon the results of the Company's operations. The selling prices under contracts, the majority of which are long term, generally include estimated costs to be incurred in future periods. These cost projections can generally be negotiated into new buys under fixed-price government contracts, while actual cost increases are recoverable on cost-type contracts.

RISK FACTORS
------------

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involves risks and uncertainties, including, but not limited to, changes in governmental spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, customer product acceptance, continued access to technical and capital resources, and merger and acquisition activity within the industry. All forecasts and projections in this report are "forward-looking statements" and are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

                         PART II -- OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

     In connection with the GAU-8/A contract for target practice rounds, the registrant has been served with three grand jury subpoenas, dated February 4, 1991, July 19, 1994 and October 27, 1994, for documents. All subpoenas were issued by the U.S. District Court, Northern District of Illinois, Eastern Division. The registrant supplied all documents requested. The registrant has been informed by the Department of Justice that both criminal and civil investigations have been completed without further action to be taken.

     Incorporated herein by reference is note 5 of Notes to Financial Statements included in Item 1 of Part I of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit No.                        Description
          -----------                        -----------

             10.1 Amendment No. 1 to Stockholder's Agreement, dated March 15, 1995, between Alliant Techsystems Inc. and Hercules Incorporated

             10.2       Agreement and Confirmation Effective as of June 19, 1997

             10.3       Non-Qualified Stock Option Agreement

             11         Computation of Earnings Per Common and Common Equivalent
                        Share

             27         Financial Data Schedule


     (b)  Reports on Form 8-K.

          During the quarterly period ended June 29, 1997, the registrant filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALLIANT TECHSYSTEMS INC.


Date: August 7, 1997                  By: /s/ Charles H. Gauck
                                    Name: Charles H. Gauck
                                   Title: Secretary
                                          (On behalf of the registrant)

Date: August 7, 1997                  By: /s/ Scott S. Meyers
                                    Name: Scott S. Meyers
                                   Title: Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                           ALLIANT TECHSYSTEMS INC.

                                   FORM 10-Q

                                 EXHIBIT INDEX


Exhibit No.                  Description                          Method of Filing
-----------                  -----------                          ----------------
   10.1        Amendment No. 1 to Stockholder's Agreement,
               dated March 15, 1995, between Alliant
               Techsystems Inc. and Hercules
               Incorporated............................... Filed herewith electronically

   10.2        Agreement and Confirmation Effective
               as of June 19, 1997........................ Filed herewith electronically

   10.3        Non-Qualified Stock Option Agreement....... Filed herewith electronically

   11          Computation of Earnings Per Common and
               Common Equivalent Share.................... Filed herewith electronically

   27          Financial Data Schedule.................... Filed herewith electronically