Form 10-Q
period 1997-09-28
ALLIANT TECHSYSTEMS INC
filed 1997-10-27
CIK 866121

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 28, 1997 or

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

                                   Yes /X/  No /  /

    As of October 17, 1997, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 13,122,535 (excluding 741,078 treasury shares).

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                            Income Statements (Unaudited)
(In thousands except                               QUARTERS ENDED               SIX MONTHS ENDED
  per share data)                           ------------   ------------   ------------  -------------
                                            September 28   September 29   September 28   September 29
                                               1997           1996           1997           1996
                                            ------------   ------------   ------------   ------------
Sales                                       $  266,954     $  247,648     $  518,593     $  477,821
Cost of sales                                  221,125        205,325        429,044        399,338
                                            ----------     ----------     ----------     ----------
Gross margin                                    45,829         42,323         89,549         78,483
Operating expenses
    Research and development                     2,636          4,344          4,674          7,144
    Selling                                      8,801          8,040         19,049         15,218
    General and administrative                  12,127          9,475         22,271         19,263
                                            ----------     ----------     ----------     ----------
         Total operating expenses               23,564         21,859         45,994         41,625
                                            ----------     ----------     ----------     ----------
Income from operations                          22,265         20,464         43,555         36,858

    Miscellaneous income (expense)                 (36)           (96)            64            150
                                            ----------     ----------     ----------     ----------
Earnings before interest and taxes              22,229         20,368         43,619         37,008

    Interest expense                            (7,380)        (9,106)       (14,937)       (18,386)
    Interest income                              1,071             61          1,896            316
                                            ----------     ----------     ----------     ----------
Income from continuing operations               15,920         11,323         30,578         18,938
Income from discontinued operations, net of
    income taxes                                                1,504                         3,793
                                            ----------     ----------     ----------     ----------
Net income                                  $   15,920     $   12,827     $   30,578     $   22,731
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Earnings per common and common
 equivalent share:
    Continuing operations                   $     1.18     $      .85     $     2.28     $     1.42
    Discontinued operations                                       .11                           .28
                                            ----------     ----------     ----------     ----------
    Net income                              $     1.18     $      .96     $     2.28     $     1.70
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------
Average number of common and
 common equivalent shares (thousands)           13,496         13,421         13,407         13,383
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

See Notes to Financial Statements




                                  Balance Sheets (Unaudited)
                                                             ------------------       --------------
(In thousands except share data)                             September 28, 1997       March 31, 1997
                                                             ------------------       --------------
ASSETS
Current assets:
    Cash and cash equivalents                                  $    86,608              $   122,491
    Marketable securities                                              378                      378
    Receivables                                                    190,294                  191,675
    Net inventory                                                   59,233                   68,125
    Deferred income tax asset                                       37,244                   37,244
    Other current assets                                             7,437                    5,329
                                                               -----------              -----------
         Total current assets                                      381,194                  425,242
Net property, plant, and equipment                                 338,817                  355,560
Goodwill                                                           121,917                  123,618
Deferred charges                                                    10,107                   10,925
Prepaid and intangible pension assets                               82,896                   80,569
Other assets                                                         2,021                      116
Net assets of discontinued operations                                9,654                    8,674
                                                               -----------              -----------
         Total assets                                          $   946,606              $ 1,004,704
                                                               -----------              -----------
                                                               -----------              -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                          $    30,475              $    29,024
    Notes payable                                                      931                    2,302
    Accounts payable                                                67,704                   85,451
    Contract advances and allowances                                46,336                   64,500
    Accrued compensation                                            23,366                   28,392
    Accrued income taxes                                             7,049                    9,156
    Accrued restructuring and facility consolidation                11,776                   23,414
    Other accrued liabilities                                       77,298                   83,958
                                                               -----------              -----------
         Total current liabilities                                 264,935                  326,197
Long-term debt                                                     221,108                  237,071
Post-retirement and post-employment benefits liability             139,868                  143,373
Pension liability                                                   33,408                   37,079
Other long-term liabilities                                         37,902                   42,192
                                                               -----------              -----------
         Total liabilities                                         697,221                  785,912
Stockholders' Equity:
    Common stock - $.01 par value
         Authorized - 20,000,000 shares
         Issued and outstanding 13,122,351 shares at September
         28, 1997 and 13,081,538 at March 31, 1997                     131                      131
Additional paid-in-capital                                         247,698                  248,612
Retained earnings                                                   34,939                    4,361
Unearned compensation                                               (1,570)                  (1,324)
Pension liability adjustment                                        (2,304)                  (2,304)
Common stock in treasury, at cost (741,262 shares held at
    September 28, 1997 and 782,075 at March 31, 1997)              (29,509)                 (30,684)
                                                               -----------              -----------
         Total stockholders' equity                                249,385                  218,792
                                                               -----------              -----------
         Total liabilities and stockholders' equity            $   946,606              $ 1,004,704
                                                               -----------              -----------
                                                               -----------              -----------

See Notes to Financial Statements

                                 Statements of Cash Flows (Unaudited)

(In thousands)                                                            SIX MONTHS ENDED
                                                              ------------------    ------------------
                                                              September 28, 1997    September 29, 1996
                                                              ------------------    ------------------

OPERATING ACTIVITIES
Net income                                                      $   30,578           $   22,731
Adjustments to net income to arrive at cash
    used for operations:
         Depreciation                                               20,839               22,876
         Amortization of intangible assets and unearned
              compensation                                           3,111                3,982
         Loss (gain) on disposal of property                            76                  (90)
         Changes in assets and liabilities:
              Receivables                                            1,381               (3,776)
              Inventory                                              8,892                 (989)
              Accounts payable                                     (17,747)             (24,780)
              Contract advances and allowances                     (18,164)               2,124
              Accrued compensation                                  (5,026)              (3,632)
              Accrued income taxes                                  (2,107)                (206)
              Accrued restructuring and facility consolidation     (11,638)             (12,238)
              Accrued environmental liability                         (324)              (1,335)
              Other assets and liabilities                         (20,487)             (13,136)
         Operating activities of discontinued operations              (980)             (12,020)
                                                                ----------           ----------
Cash used for operations                                           (11,596)             (20,489)
                                                                ----------           ----------
INVESTING ACTIVITIES
Capital expenditures                                                (6,015)             (11,655)
Acquisition of business                                             (2,000)
Proceeds from disposition of property, plant, and equipment            158                2,380
Investing activities of discontinued operations                                            (960)
                                                                ----------           ----------
Cash used for investing activities                                  (7,857)             (10,235)
                                                                ----------           ----------
FINANCING ACTIVITIES
Net borrowings on line of credit                                                         12,000
Payments made on long-term debt                                    (14,512)             (22,500)
Net purchase of treasury shares                                     (5,054)              (2,341)
Proceeds from exercised stock options                                4,508                1,715
Other financing activities, net                                     (1,372)                (431)
                                                                ----------           ----------
Cash used for financing activities                                 (16,430)             (11,557)
                                                                ----------           ----------
Decrease in cash and cash equivalents                              (35,883)             (42,281)
Cash and cash equivalents - beginning of period                    122,491               45,532
                                                                ----------           ----------
Cash and cash equivalents - end of period                        $  86,608             $  3,251
                                                                ----------           ----------
                                                                ----------           ----------

See Notes to Financial Statements



                      Notes to Financial Statements (Unaudited)

1. In interim accounting periods, the Company absorbs operating expenses based upon sales volume using the anticipated relationship of such costs to sales for the year. Accordingly, the Company had $2.2 million and $4.8 million of underabsorbed operating expenses recorded in other current assets at September 28, 1997, and September 29, 1996, respectively. Unabsorbed expenses at September 28, 1997, will be absorbed over the remainder of fiscal 1998.

2. During the six months ended September 28, 1997, the Company made principal payments on its Bank Term Loan of $14.5 million. No borrowings were outstanding against its revolving line of credit at September 28, 1997. Letters of credit totaling $36.9 million reduced the available line of credit to $238.1 million.

    The remaining scheduled minimum loan payments on outstanding long-term debt are as follows: fiscal 1998, $14.6 million; fiscal 1999, $31.9 million; fiscal 2000, $31.9 million; fiscal 2001, $23.2 million; fiscal 2002 and thereafter, $150.0 million.

3. The major categories of other current and long-term accrued liabilities are as follows:

                                                        PERIOD ENDING
                                        ----------------------------------------
                                         SEPTEMBER 28, 1997      MARCH 31, 1997
     ---------------------------------------------------------------------------
     Employee benefits and insurance            32,199               35,546
     Legal accruals                             21,266               25,041
     Other accruals                             23,833               23,371
     ---------------------------------------------------------------------------
     Other accrued liabilities-current          77,298               83,958
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

     Litigation settlement--long-term               --                4,500
     Environmental remediation liability        18,844               19,169
     Deferred tax liability                     18,462               18,462
     Other long-term                               596                   61
     ---------------------------------------------------------------------------
     Other long-term liabilities                37,902               42,192
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------


    The decrease in other accrued liabilities since March 31, 1997 primarily represents payments made for legal settlement and litigation matters, including the $4.0 million installment paid in April 1997 in connection with the Accudyne "qui tam" settlement, reached in June 1995.

4. Alternative minimum taxes of $2.1 million were paid during the six-month period ended September 28, 1997. No taxes were paid for the comparable period of the prior year. The effective income tax rate of 0 percent on continuing operations in the current six-month period reflects recognition and utilization of $30.6 million of available federal and state loss carryforwards (gross) for tax purposes.

5. During fiscal 1996, the Company began a program to repurchase up to $50.0 million of its common stock. During the six-months ended September 28, 1997, the Company repurchased an additional 139,600 shares for approximately $6.0 million. The Company has substantially completed its stock repurchase program, having repurchased approximately 1.26 million shares of common stock over the life of the program, at an average price of $39.09 per share, for an aggregate cost of $49.4 million.

    On October 24, 1997, the Company entered into an agreement with Hercules Incorporated providing for the disposition of the 3.86 million shares of Alliant common stock held by Hercules. The shares represent the stock issued by the Company in connection with the March 15, 1995 acquisition of the Hercules Aerospace Company operations from Hercules.

    Under the agreement with Hercules, the Company will register for public offering approximately 2.82 million shares held by Hercules. No new shares will be issued in the offering, and the Company will not receive any of the proceeds of the offering. The remaining shares held by Hercules will be subject to a put/call arrangement under which Hercules can require the Company to purchase the shares in four equal installments during 1998, and the Company can require Hercules to sell the shares to the Company in four equal installments during 1998. The price for shares purchased under the put/call arrangement will be equal to the per share net proceeds realized by Hercules in the secondary public offering, plus simple interest at a rate of 6.25% per annum. The Company's present intention is to purchase the shares covered by the put/call arrangement, although no definitive decision has been made to do so.

    On October 22, 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.0 million shares of its common stock on the open market. It is currently expected that any purchases made under this buy-back plan would be subject to market conditions and the Company's compliance with its debt covenants. The Company's debt covenants currently permit it to expend up to approximately $60 million in total, in connection with share repurchases. The Company intends to seek to amend its bank credit agreement covenants to permit the additional share repurchases. There can be no assurance that the Company will repurchase all or any portion of the shares or as to the timing or terms thereof.

6.  Contingencies:

    As a U.S. Government contractor, the Company is subject to defective pricing and cost accounting standards non-compliance claims by the government. Additionally, the Company has substantial government contracts and subcontracts, the prices of which are subject to adjustment. The Company believes that resolution of such claims and price adjustments made or to be made by the government for open fiscal years (1994 through 1997) will not materially exceed the amount provided in the accompanying balance sheets.

    The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. The Company records environmental remediation and the related ongoing monitoring and maintenance liabilities when the event obligating the Company has occurred and the cost is both probable and reasonably estimable. At September 28, 1997, the accrued liability for environmental remediation of $34.5 million represents management's best estimate of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded amounts receivable of approximately $10.6 million at September 28, 1997. Such receivable primarily represents the expected reimbursement of costs associated with the operations acquired from Hercules Incorporated in March 1995 (Aerospace acquisition). As part of the Aerospace acquisition, the Company generally assumed responsibility for environmental compliance at the acquired facilities. It is expected that much of the compliance and remediation costs with respect to these facilities will be reimbursable through pricing adjustments in U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various agreements. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement have been discounted, and are recorded net of $10 million and $3 million, respectively, to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 5 percent. At September 28, 1997, the estimated discounted range of reasonably possible costs of study and remediation is between $34 million and $70 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results. In future periods, new laws, rules and regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, changes in the extent and type of site utilization, the number of parties found liable at each site, and their ability to pay could significantly change the Company's estimates.

    The Company is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. Such matters arise out of the normal course of business and relate to product liability, intellectual property, government regulations, including environmental issues, and other issues. Certain of the lawsuits and claims seek damages in very large amounts. In these legal proceedings, no director, officer, or affiliate is a party or a named defendant.

    The Company is involved in three "QUI TAM" lawsuits brought by former employees of the operations acquired from Hercules in March 1995. One involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The second involves allegations of mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement and wrongful termination claims. The government did not join in either of these lawsuits. Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the acquired operations will be assumed by the Company except for a few specific lawsuits and disputes including the two QUI TAM lawsuits referred to above. The Company has agreed to indemnify and reimburse Hercules for a portion of litigation costs incurred, and a portion of damages, if any, awarded in these lawsuits. Under terms of the purchase agreement with Hercules, the Company's maximum settlement liability is approximately $4 million, for which the Company has fully reserved at September 28, 1997. In the third QUI TAM lawsuit, the Company received a partially unsealed complaint in March 1997 alleging labor mischarging on a government contract. Damages are not specified. The government is currently investigating the claim and has not determined whether it will join the lawsuit. In late fiscal 1997, the Company was also served with two complaints in civil actions alleging violations of the False Claims Act and the Truth in Negotiations Act of which one has subsequently been settled during the quarter, without material impact to the Company. The remaining complaint alleges defective pricing on a government contract. Damages were not specified.

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

7. Interest paid during the three and six-month periods ended September 28, 1997 totaled $11.4 and $14.4 million, respectively. Interest paid during the three and six-month periods ended September 29, 1996 totaled $14.3 and $20.1 million, respectively.

    The Company has entered into interest rate swap agreements as hedging transactions to protect against increases in market interest rates on its floating rate bank financing. At September 28, 1997, the notional amount of interest rate swap agreements was $50.0 million. Under the swap agreements, the Company currently pays an average fixed rate of 6.3 percent and receives interest at a rate equal to three-month LIBOR (5.7 percent at September 28, 1997). These agreements have a remaining term of 9 months.

    During the quarter, the Company entered into treasury rate-lock agreements to hedge against increases in market interest rates on the anticipated refinancing of its senior subordinated notes, which are callable on March 1, 1999. These agreements provide for a rate lock of 6.15% on the then most recently issued U.S. 10-year treasury note between now and March 1, 1999, on a notional amount of $100 million. The Company's actual refinancing rate will depend on its credit rating and respective borrowing margin over the treasury rate at that time.

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

    In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share," which will require companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that is currently required. The new standard requires additional informational disclosures and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997 (the Company's third quarter of fiscal 1998), and will require restatement of EPS for all prior periods reported. Under the requirements of SFAS No. 128, the Company's EPS would be as follows:


                                                      QUARTERS ENDED
                                         ---------------------------------------
                                         SEPTEMBER 28, 1997   SEPTEMBER 29, 1996
     ---------------------------------------------------------------------------
     Basic earnings per share:
         Continuing operations                    1.22                  .87
         Discontinued operations                    --                  .12
     ---------------------------------------------------------------------------
     Total Basic Earnings Per Share              $1.22                 $.99
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

     Diluted earnings per share:
         Continuing operations                    1.18                  .85
         Discontinued operations                    --                  .11
     ---------------------------------------------------------------------------
     Total Diluted Earnings Per Share            $1.18                 $.96
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

10. Certain reclassifications have been made to the fiscal 1997 financial statements, as previously reported, to conform to the current classification. These reclassifications did not affect the net income from operations, as previously reported.

11. The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three and six month periods ended September 28, 1997, and September 29, 1996. The Company's accounting policies are described in the notes to financial statements in its fiscal 1997 Annual Report on Form 10-K.

12. On October 10, 1996, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 96-1 (SOP 96-1) entitled
    "Environmental Remediation Liabilities." The SOP provides authoritative guidance on specific accounting issues relative to recognition, measurement, display, and disclosure of environmental remediation liabilities. The Company adopted SOP 96-1 in the fourth quarter of fiscal 1997.

13. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which requires businesses to disclose comprehensive income and its components in the Company's general-purpose financial statements. Additionally, the FASB also issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Both statements require additional disclosure only, and as such, are expected to have no financial impacts to the Company. The statements are effective for the Company's fiscal year ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Sales from continuing operations for the quarter ended September 28, 1997 totaled $267.0 million, an increase of $19.4 million, or 7.8 percent, from $247.6 million for the comparable quarter in the prior year. Conventional Munitions Group sales were $113.3 million for the quarter ended September 28, 1997, an increase of $8.4 million, or 8.0 percent, compared to $104.9 million in the comparable quarter of the prior year. The sales increase was primarily driven by a $12 million increase in tank ammunition sales due in large part to the resolution of technical issues on the M830A1 tactical tank round, which had delayed production and shipments through early fiscal 1997. These tank ammunition increases were partially offset by decreases in other programs. Space and Strategic Group sales were $95.9 million for the quarter ended September 28, 1997, an increase of $19.1 million, or 24.9 percent, compared to $76.8 million in the comparable quarter of the prior year. The current year quarter included a sales increase of $6 million from the composite structures business, due in large part to work performed on the X-33 contract, where the Company is building the liquid hydrogen fuel tanks for what could become the next-generation space launch vehicle. The period also included a $10 million sales increase in solid rocket propulsion systems, as the next generation medium-lift rocket program (Delta III) is ramped up for production, as well as increased Titan sales. Defense Systems Group sales were $51.7 million for the quarter ended September 28, 1997, a decrease of $11.3 million, or 17.9 percent, compared to $63.0 million for the comparable quarter of the prior year. The decrease was largely attributable to decreased revenues on antitank mines and artillery fire control systems, partially offset by increased revenues attributable to the Outrider-TM-program, awarded to the Company in the first quarter of fiscal 1997.
Emerging Business Group sales were $8.5 million for the quarter ended September 28, 1997, compared to $9.0 million for the comparable quarter of the prior year.

Sales from continuing operations for the six month period ended September 28, 1997 totaled $518.6 million, an increase of $40.8 million, or 8.5 percent, from $477.8 million for the comparable period of the prior year.
Conventional Munitions Group sales for the six month period ended September 28, 1997 were $230.0 million, an increase of $34.0 million, or 17.3 percent, compared to $196.0 million in the comparable period of the prior year. The sales increase was attributable to increased tank ammunition sales, up approximately $44 million compared to the six month period of the prior year, due in large part to the resolution of technical issues on the M830A1 tactical tank round, which had delayed production and shipments through early fiscal 1997. Sales of the tactical round were approximately $29 million higher for the six month period ended September 28, 1997, when compared to the same period of the prior year. The tank ammunition sales increase was also partially driven by production increases of tank ammunition training rounds, up $15 million for the six month period ended September 28, 1997, compared to the comparable period of the prior year. These tank ammunition increases were partially offset by decreases in other programs. Space and Strategic Systems Group sales were $174.0 million for the six month period ended September 28, 1997, an increase of $18.9 million, or 12.2 percent, compared to $155.1 million in the comparable period of the prior year. The sales increase was primarily driven by increases in solid rocket propulsion systems and in the composite structures business, up approximately $19 million and $17 million, respectively, compared to the comparable period of the prior year. The sales increases in composite structures and solid rocket propulsion completely offset the absence in fiscal 1998 of $11 million of revenue recognized in the fiscal 1997 period on the Evolved Expendable Launch Vehicle
(EELV) program, which the Company completed in fiscal 1997, as well as decreased Trident (D5) volume, down $9 million compared to the comparable six month period of the prior year. Defense Systems Group sales were $102.3 million for the six month period ended September 28, 1997, a decrease of $18.3 million, or 15.2 percent, compared to $120.6 million in the comparable period of the prior year. The decrease is largely attributable to decreased revenues on antitank mines and artillery fire control systems, partially offset by a $20 million increase in revenues attributable to the Outrider-TM-program. Emerging Business Group sales were $17.2 million for the six month period ended September 28, 1997, an increase of $.6 million or 3.6 percent, compared to $16.6 million for the comparable period of the prior year. Alliant Techsystems sales for fiscal 1998 are expected to be approximately $1 billion.

GROSS MARGIN

The Company's gross margin in the quarter ended September 28, 1997, was $45.8 million, or 17.2 percent of sales, compared to $42.3 million, or 17.1 percent of sales for the comparable quarter of the prior year. The slight improvement in margin, as a percent of sales, for the quarter ended September 28, 1997, is due to a combination of factors, the most significant being improved margins in core programs, including propulsion systems, composite structures, and ammunition programs, offset by increased costs in U.S. demilitarization activities and other Emerging Business pursuits.

Gross margin for the six month period ended September 28, 1997, totaled $89.5 million, or 17.3 percent of sales, compared to $78.5 million, or 16.4 percent of sales for the comparable period of the prior year. The increase in gross margin for the six month period ended September 28, 1997 is reflective of increased sales volume, as well as sales mix. Gross margin improved, as a percent of sales, due to a combination of factors, the most significant being improved margins in core programs due to improved performance relative to the prior year, including rocket propulsion systems, composite structures, and ammunition programs, as well as the fact that gross margin results for the prior year six month period ended September 29, 1996 were impacted by cost growth due to technical issues on various tactical propulsion and fuzing programs. Fiscal 1998 gross margin, as a percentage of sales, is expected to be in the 17.5 -
18.5 percent range.

OPERATING EXPENSES

The Company's operating expenses for the quarter ended September 28, 1997 totaled $23.6 million, 8.8 percent of sales, compared to $21.9 million, or 8.8 percent of sales for the comparable quarter in the prior year. Reduced research and development costs, due to the completion in fiscal 1997 of spending associated with the Company's pursuit of EELV, were offset by increases in selling, general, and administrative costs due in part to the Company's costs incurred in fiscal 1998 in pursuit of the U.S. Government's Intercontinental Ballistic Missile (ICBM) Prime Integration program.

Operating expenses for the six month period ended September 28, 1997, totaled $46.0 million, 8.9 percent of sales, compared to $41.6 million, or 8.7 percent of sales for the comparable period of the prior year. Reduced research and development costs, due to the completion in fiscal 1997 of $1.8 million spending associated with EELV, were offset by increases in selling, general, and administrative costs, due in large part to the Company's costs of approximately

$5.6 million incurred in fiscal 1998, in pursuit of ICBM. Operating expenses for fiscal 1998, as a percentage of sales, are expected to be approximately 9.5 percent.

INTEREST EXPENSE

The Company's interest expense for the quarter ended September 28, 1997 was $7.4 million, a decrease of $1.7 million compared to $9.1 million for the comparable quarter in the prior year. Interest expense for the six month period ended September 28, 1997 was $14.9 million, a decrease of $3.5 million compared to $18.4 million for the comparable six month period of the prior year. The large decreases in the current year periods were driven by significantly reduced borrowings outstanding in the current year, as compared to the comparable periods of the prior year. Total borrowings outstanding (including notes payable, and the current and long-term portions of long-term debt) at September 28, 1997, were $134.0 million less than total borrowings outstanding at September 29, 1996, due to scheduled debt repayments, as well as an $88.6 million pre-payment of debt in late fiscal 1997, as a result of the sale of the Company's former Marine Systems Group.

INTEREST INCOME

Interest income for the quarter ended September 28, 1997 was $1.1 million, compared to $.1 million for the comparable quarter of the prior year, an increase of $1.0 million. Interest income for the six month period ended September 29, 1997 was $1.9 million, compared to $.3 million for the comparable period of the prior year. The increase is driven by interest income earned on increased average cash balances in the three and six-month periods ended September 28, 1997.

INCOME TAXES

The three and six month periods ended September 28, 1997, and the comparable periods ended September 29, 1996, reflect an effective income tax rate of 0 percent. This tax rate differs from statutory tax rates due to the utilization of available tax loss carry fowards. Recognition of such carryforwards is expected to continue to reduce future tax expense. It is currently expected that required payments for taxes in fiscal 1998 will continue to be reduced due to the aforementioned tax loss carryfowards. However, the Company may be subject to the provisions of the Alternative Minimum Tax (AMT), in which case tax payments could be required. To the extent that AMT is required to be paid currently, the resulting deferred tax asset can be carried forward indefinitely, and can be recovered via reductions in tax payments on future taxable income.

NET INCOME

Net income reported for the three and six month periods ended September 28, 1997, was $15.9 million and $30.6 million, respectively, compared to $12.8 million and $22.7 million for the comparable periods of the prior year. The increase was primarily due to a combination of increased sales volume, improved gross margins, and reduced interest costs in the current year periods ended September 28, 1997, as compared to the comparable periods of the prior year.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash used for operations totaled $11.6 million for the six month period ended September 28, 1997, a decrease in cash usage of $8.9 million, when compared with cash used for operations of $20.5 million in the comparable period of the prior year. The lower level of cash usage in the period ended September 28, 1997 was primarily the result of lower interest expense. During the six months ended September 28, 1997, the Company has spent approximately $11.7 million on its restructuring and facility consolidation programs. Approximately $8 million of this spending represented severance and facility consolidation costs associated with the Company's March, 1997 sale of its Marine Systems Group. At September 28, 1997, the remaining accrued restructure and facility consolidation liability primarily represents specifically identified reserves for employee severance, related benefits, and facility closure costs expected to be incurred in the upcoming year.
Cash used for investing activities for the six month period ended September 28, 1997 was $7.9 million, a $2.4 million decrease from cash used for investing activities of $10.2 million in the comparable six month period of the prior year. This difference was primarily the result of higher capital expenditures in the prior year period, due to required tooling expenditures in connection with a rocket propulsion contract. Additionally, in connection with the Company's announced intention to acquire certain assets from a division of Motorola, Inc., including patent and technology rights related to military fuze production, the Company issued a $2.0 million deposit to the seller. While negotiations have not been finalized, the asset purchase is expected to be completed in the third quarter of fiscal 1998, for a purchase price currently expected to be less than $15 million. Additional consideration to the sellers may be required in the future, based on the financial results of the business acquired. Results from the proposed acquisition are not expected to have a material impact to the Company's fiscal year 1998 results.

Net outlays for capital expenditures for the six month period ended September 28, 1997, totaled $6.0 million, or 1.2 percent of sales, a decrease as a percentage of sales, compared to capital expenditures of $11.7 million, or 2.4 percent of sales, in the comparable period of the prior year. The increased expenditures for the prior year period were primarily the result of increased tooling expenditures for a rocket propulsion contract. The Company expects expenditures, as a percentage of sales, to be approximately 2.0 percent of sales for fiscal 1998.

At September 28, 1997, the Company had no borrowings outstanding against its bank revolving credit facility. Outstanding letters of credit of $36.9 million reduced amounts available on this facility to $238.1 million at September 28, 1997.

During fiscal 1996, the Company began a program to repurchase up to $50.0 million of its common stock. During the six month period ended September 28, 1997, the Company repurchased an additional 139,600 shares for approximately $6.0 million. As of September 28, 1997, the Company has substantially completed its stock repurchase program, having repurchased approximately 1.26 million shares of common stock over the life of the program, at an average price of $39.09 per share, for an aggregate cost of $49.4 million.

On October 24, 1997, the Company entered into an agreement with Hercules Incorporated providing for the disposition of the 3.86 million shares of Alliant common stock held by Hercules. The shares represent the stock issued by the Company in connection with the March 15, 1995 acquisition of the Aerospace Company operations from Hercules.

Under the agreement with Hercules, the Company will register for public offering approximately 2.82 million shares held by Hercules. No new shares will be issued in the offering, and the Company will not receive any of the proceeds of the offering. The remaining shares held by Hercules will be subject to a put/call arrangement under which Hercules can require the Company to purchase the shares in four equal installments during 1998, and the Company can require Hercules to sell the shares to the Company in four equal installments during 1998. The price for shares purchased under the put/call arrangement will be equal to the per share net proceeds realized by Hercules in the secondary public offering, plus simple interest at a rate of 6.25% per annum. The Company's present intention is to purchase the shares covered by the put/call arrangement, although no definitive decision has been made to do so.

On October 22, 1997, the Company's Board of Directors authorized the Company
to repurchase up to an additional 1.0 million shares of its common stock   on
the open market.  It is currently expected that any purchases made     under
this buy-back plan would be subject to market conditions and the Company's compliance with its debt covenants. The Company's debt covenants currently permit it to expend up to approximately $60 million in total, in connection with share repurchases. The Company intends to seek to amend its bank credit agreement covenants to permit the additional share repurchases. There can be no assurance that the Company will repurchase all or any portion of the shares or as to the timing or terms thereof.

The company's total debt (notes payable, current portion of long-term debt, and long-term debt) as a percentage of total book capitalization decreased to 50 percent on September 28, 1997, compared to 55 percent on March 31, 1997. This decrease reflects scheduled principal repayments made during fiscal 1998, as well as increased equity, due primarily to fiscal 1998 net earnings to date.

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

The Company utilizes a significant number of computer software programs and operating systems across the entire organization, among these include applications used in manufacturing, product development, financial business systems, and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification, or even possibly replacement of such applications will be necessary. The Company is currently in process of completing its identification of applications that are not "Year 2000" compliant. Given information known at this time about Company systems having such issues, coupled with the Company's on-going, normal course-of-business efforts to upgrade or replace business critical systems, as necessary, it is currently not expected that these "Year 2000" costs will have any material adverse impacts on the Company's liquidity or its results of operations.

Based on the financial condition of the Company at September 28, 1997, the Company believes that future operating cash flows, combined with existing cash balances, and the availability of funding under its line of credit, will be adequate to fund the future growth of the Company, as well as to service its long-term debt obligations.

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

                             PART II -- OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

    Prior to the acquisition of the Company's Kenvil, New Jersey facility from Hercules Incorporated ("Hercules") in March 1995 as part of the acquisition of the Hercules Aerospace Company division of Hercules (the "Acquisition"), the New Jersey Department of Environmental Protection ("NJDEP") informed Hercules that it was considering enforcement actions in connection with the Kenvil facility's alleged failure to comply with prior administrative consent orders and other alleged violations previously identified by the NJDEP. In October 1997 the registrant paid a penalty in the amount of $431,543 in connection with these alleged violations. The registrant believes that Hercules is responsible for substantially all of this penalty under agreements entered into in connection with the Acquisition, and the registrant has made a claim against Hercules for reimbursement of the amount paid.

    In September 1997 the registrant settled a civil action captioned UNITED STATES V. ALLIANT TECHSYSTEMS INC., which was filed in the U.S. District Court for the District of Minnesota on February 21, 1997, related to a contract for 120mm tank ammunition, and alleged violations of the False Claims Act, the Truth in Negotiations Act, and common law and equitable theories of recovery. The registrant, without admitting liability with respect to the charges, paid $228,750 in connection with the settlement.

    Incorporated herein by reference is note 6 of Notes to Financial Statements included in Item 1 of Part I of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) On August 5, 1997, the registrant held its annual meeting of stockholders.

    (b) At the above annual meeting, the following persons were elected directors to serve until the next annual meeting of stockholders:
         Vincent J. Corbo; R. Keith Elliott, Thomas L. Gossage; Joel M. Greenblatt; Jonathan G. Guss; David E. Jeremiah; Gaynor N. Kelley; Joseph F. Mazzella; Daniel L. Nir; and Richard Schwartz.

    (c) At the above annual meeting, the stockholders voted upon the following proposals (1) election of directors; (2) ratification of the selection of Deloitte & Touche as independent accountants for the fiscal year ending March 31, 1998; (3) approval of the Alliant Techsystems Inc. 1997 Employee Stock Purchase Plan; and (4) a stockholder proposal.
         The votes cast on each of the above proposals were as follows:

    PROPOSAL NUMBER 1:                    FOR           WITHHELD

    Vincent J. Corbo . . . . . . .     11,121,955        549,448
    R. Keith Elliott . . . . . . .     11,125,035        546,368
    Thomas L. Gossage. . . . . . .     11,118,924        552,479
    Joel M. Greenblatt . . . . . .     11,120,136        551,267
    Jonathan G. Guss . . . . . . .     11,128,843        542,560
    David E. Jeremiah. . . . . . .     11,020,302        651,101
    Gaynor N. Kelley . . . . . . .     11,135,779        535,624
    Joseph F. Mazzella . . . . . .     11,014,943        656,460
    Daniel L. Nir. . . . . . . . .     11,122,739        548,664
    Richard Schwartz . . . . . . .     11,128,098        543,305

     Broker non-votes: None

     PROPOSAL NUMBER 2:

     For. . . . . . . . . . . . . .     11,602,858
     Against. . . . . . . . . . . .     36,242
     Abstain. . . . . . . . . . . .     32,303
     Broker non-votes . . . . . . .     None

     PROPOSAL NUMBER 3:

     For. . . . . . . . . . . . . .     11,355,141
     Against. . . . . . . . . . . .     292,531
     Abstain. . . . . . . . . . . .     23,731
     Broker non-votes . . . . . . .     None

     PROPOSAL NUMBER 4:

     For. . . . . . . . . . . . . .     529,642
     Against. . . . . . . . . . . .     9,678,244
     Abstain. . . . . . . . . . . .     226,384
     Broker non-votes . . . . . . .     1,237,133


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          EXHIBIT NO.                   DESCRIPTION OF EXHIBIT

             11   Computation of Earnings Per Common and Common Equivalent Share

             27   Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarterly period ended September 28, 1997, the registrant filed no reports on Form 8-K.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALLIANT TECHSYSTEMS INC.


Date: October 24, 1997                    By:  /s/ Charles H. Gauck
                                        Name: Charles H. Gauck
                                       Title: Secretary
                                              (On behalf of the registrant)

Date: October 24, 1997                    By:  /s/ Scott S. Meyers
                                        Name: Scott S. Meyers
                                       Title: Vice President and Chief Financial
                                              Officer
                                              (Principal Financial Officer)

                               ALLIANT TECHSYSTEMS INC.

                                      FORM 10-Q

                                    EXHIBIT INDEX

The following exhibits are filed herewith electronically or incorporated herein by reference. The applicable Securities and Exchange Commission File Number is 1-10582.

Exhibit
Number         Description of Exhibit                       Method of Filing
------         ----------------------                       ----------------
   11     Computation of Earnings Per Common and Common
          Equivalent Share. . . . . . . . . . . . . . . .   Filed herewith
                                                            electronically

   27     Financial Data Schedule . . . . . . . . . . . .   Filed herewith
                                                            electronically