Form 10-Q
period 1997-12-28
ALLIANT TECHSYSTEMS INC
filed 1998-02-10
CIK 866121

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 28, 1997 or

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

                                Yes /X/  No /  /

     As of January 31, 1998, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 13,182,100 (excluding 681,513 treasury shares).

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Income Statements (Unaudited)

                                                                QUARTERS ENDED                        NINE MONTHS ENDED
                                                      ---------------------------------       ---------------------------------
(In thousands except                                   December 28         December 29         December 28         December 29
    per share data)                                        1997                1996                1997                1996
                                                      -------------       -------------       -------------       -------------
Sales                                                    $269,217            $300,785            $787,811            $778,606
Cost of sales                                             221,152             250,085             650,196             649,424
                                                      -------------       -------------       -------------       -------------
Gross margin                                               48,065              50,700             137,615             129,182
Operating expenses
    Research and development                                2,890               4,625               7,564              11,769
    Selling                                                10,085               8,978              29,134              24,196
    General and administrative                             11,033              12,026              33,304              31,289
                                                      -------------       -------------       -------------       -------------
        Total operating expenses                           24,008              25,629              70,002              67,254
                                                      -------------       -------------       -------------       -------------
Income from operations                                     24,057              25,071              67,613              61,928

    Miscellaneous income                                       84                  69                 147                 219
                                                      -------------       -------------       -------------       -------------
Earnings before interest and taxes                         24,141              25,140              67,760              62,147

    Interest expense                                       (6,943)             (8,948)            (21,880)            (27,334)
    Interest income                                           829                   8               2,725                 324
                                                      -------------       -------------       -------------       -------------
Income from continuing operations                          18,027              16,200              48,605              35,137
Income from discontinued operations, net of
    income taxes                                                                1,025                                   4,819
                                                      -------------       -------------       -------------       -------------
Net income                                               $ 18,027            $ 17,225            $ 48,605            $ 39,956
                                                      =============       =============       =============       =============


Earnings per common share
    Continuing operations                                $   1.37            $   1.24            $   3.72            $   2.70
    Discontinued operations                                                       .08                                     .37
                                                      -------------       -------------       -------------       -------------
    Net income                                           $   1.37            $   1.32            $   3.72            $   3.07
                                                      =============       =============       =============       =============
Earnings per common share - assuming dilution
    Continuing operations                                $   1.33            $   1.20            $   3.62            $   2.62
    Discontinued operations                                                       .08                                     .36
                                                      -------------       -------------       -------------       -------------
    Net income                                           $   1.33            $   1.28            $   3.62            $   2.98
                                                      =============       =============       =============       =============


Average number of common shares (thousands)                13,155              13,029              13,067              12,994
                                                      =============       =============       =============       =============
Average number of common and
 dilutive shares (thousands)                               13,539              13,472              13,443              13,411
                                                      =============       =============       =============       =============

See Notes to Financial Statements

                           Balance Sheets (Unaudited)

(In thousands except share data)                                December 28, 1997     March 31, 1997
                                                               ------------------   ------------------
ASSETS
Current assets:
    Cash and cash equivalents                                          $ 46,340           $  122,491
    Marketable securities                                                   378                  378
    Receivables                                                         180,990              191,675
    Net inventory                                                        52,389               68,125
    Deferred income tax assets                                           37,244               37,244
    Other current assets                                                  7,339                5,329
                                                               ------------------   ------------------
          Total current assets                                          324,680              425,242
Net property, plant, and equipment                                      333,785              355,560
Goodwill                                                                132,564              123,618
Deferred charges                                                          9,427               10,925
Prepaid and intangible pension assets                                    84,185               80,569
Other assets                                                                 21                  116
Net assets of discontinued operations                                     9,402                8,674
                                                               ------------------   ------------------
          Total assets                                                 $894,064           $1,004,704
                                                               ==================   ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                  $ 17,970           $   29,024
    Notes payable                                                                              2,302
    Accounts payable                                                     60,494               85,451
    Contract advances and allowances                                     32,072               64,500
    Accrued compensation                                                 22,487               28,392
    Accrued income taxes                                                  7,032                9,156
    Accrued restructuring and facility consolidation                      8,623               23,414
    Other accrued liabilities                                            85,414               83,958
                                                               ------------------   ------------------
          Total current liabilities                                     234,092              326,197
Long-term debt                                                          186,357              237,071
Post-retirement and post-employment benefits liability                  137,340              143,373
Pension liability                                                        32,523               37,079
Other long-term liabilities                                              36,808               42,192
                                                               ------------------   ------------------
          Total liabilities                                             627,120              785,912
Contingencies
Redeemable common shares (1,084,000 shares, redeemable at
    prescribed prices totaling $59,972.
    Shares are redeemable in four equal
    lots of 271,000 shares each during each
    of the four calendar quarters of 1998).                              59,972

Common stock - $.01 par value
    Authorized - 20,000,000 shares
    Issued and outstanding 13,162,807 shares
    at December 28, 1997 and 13,081,538
    at March 31, 1997                                                       121                  131

Additional paid-in-capital                                              186,865              248,612
Retained earnings                                                        52,966                4,361
Unearned compensation                                                    (1,285)              (1,324)
Pension liability adjustment                                             (2,304)              (2,304)
Common stock in treasury, at cost (700,806 shares held at
    December 28, 1997 and 782,075 at March 31, 1997)                    (29,391)             (30,684)
                                                               ------------------   ------------------
          Total liabilities and stockholders' equity                   $894,064           $1,004,704
                                                               ==================   ==================

See Notes to Financial Statements

                      Statements of Cash Flows (Unaudited)

(In thousands)                                                                  NINE MONTHS ENDED
                                                                   ------------------------------------------
                                                                    December 28, 1997      December 29, 1996
                                                                   -------------------    -------------------
OPERATING ACTIVITIES
Net income                                                               $ 48,605              $ 39,956
Adjustments to net income to arrive at cash
   provided by operations:
     Depreciation                                                          31,259                34,322
     Amortization of intangible assets
       and unearned compensation                                            4,530                 6,029
     Loss (gain) on disposal
       of property                                                            199                  (380)
     Changes in assets and liabilities:
       Receivables                                                         10,685               (10,181)
       Inventory                                                           15,736                11,073
       Accounts payable                                                   (24,957)               (6,233)
       Contract advances and allowances                                   (32,428)                  964
       Accrued compensation                                                (5,905)               (4,136)
       Accrued income taxes                                                (2,124)                 (147)
       Accrued restructuring and facility consolidation                   (14,791)              (17,184)
       Accrued environmental liability                                     (1,419)               (3,755)
       Other assets and liabilities                                       (23,226)              (16,947)
     Operating activities of discontinued operations                         (728)                 (845)
                                                                   -------------------    -------------------
Cash provided by operations                                                 5,436                32,536
                                                                   -------------------    -------------------

INVESTING ACTIVITIES
Capital expenditures                                                      (11,166)              (18,044)
Acquisition of business                                                    (6,194)
Proceeds from disposition of property, plant, and equipment                 1,197                 2,682
Investing activities of discontinued operations                                                  (1,277)
                                                                   -------------------    -------------------
Cash used for investing activities                                        (16,163)              (16,639)
                                                                   -------------------    -------------------
FINANCING ACTIVITIES
Net borrowings on line of credit                                                                 10,000
Payments made on long-term debt                                           (61,768)              (33,750)
Net purchase of treasury shares                                            (9,632)                 (918)
Proceeds from exercised stock options                                       8,278                 2,058
Other financing activities, net                                            (2,302)                 (444)
                                                                   -------------------    -------------------
Cash used for financing activities                                        (65,424)              (23,054)
                                                                   -------------------    -------------------
Decrease in cash and cash equivalents                                     (76,151)               (7,157)
Cash and cash equivalents - beginning of period                           122,491                45,532
                                                                   -------------------    -------------------
Cash and cash equivalents - end of period                                $ 46,340              $ 38,375
                                                                   ===================    ===================

See Notes to Financial Statements

                   Notes to Financial Statements (Unaudited)

1. In interim accounting periods, the Company absorbs operating expenses based upon sales volume using the anticipated relationship of such costs to sales for the year. Accordingly, the Company had $1.3 million and $6.3 million of underabsorbed operating expenses recorded in other current assets at December 28, 1997, and December 29, 1996, respectively. Unabsorbed expenses at December 28, 1997, will be absorbed over the remainder of fiscal 1998.

2. During the nine months ended December 28, 1997, the Company made principal payments on its Bank Term Loan of $61.8 million. No borrowings were outstanding against its revolving line of credit at December 28, 1997. Letters of credit totaling $36.9 million reduced the available line of credit to $238.1 million.

    The remaining scheduled minimum loan payments on outstanding long-term debt are as follows: fiscal 1998, $4.2 million; fiscal 1999, $18.3 million; fiscal 2000, $18.3 million; fiscal 2001, $13.5 million; fiscal 2002 and thereafter, $150.0 million.

3. The major categories of other current and long-term accrued liabilities are as follows:

                                                             PERIOD ENDING
                                           -----------------------------------------------------
                                              DECEMBER 28, 1997              MARCH 31, 1997
------------------------------------------------------------------------------------------------
Employee benefits and insurance                    32,054                        34,765
Legal accruals                                     20,497                        25,041
Other accruals                                     32,863                        24,152
------------------------------------------------------------------------------------------------
Other accrued liabilities-current                  85,414                        83,958
================================================================================================

Litigation settlement--long-term                       --                         4,500
Environmental remediation liability                17,750                        19,169
Deferred tax liability                             18,462                        18,462
Other long-term                                       596                            61
------------------------------------------------------------------------------------------------
Other long-term liabilities                        36,808                        42,192
================================================================================================

    The slight increase in other accrued liabilities - current since March 31, 1997 is reflective of increased interest accruals due to the timing of interest payments on the Company's long term debt. This increase in accrued liabilities was partially offset by payments made for legal settlement and litigation matters, including the $4.0 million installment paid in April 1997 in connection with the Accudyne "qui tam" settlement, reached in June 1995.

4. Alternative minimum taxes of $2.1 million were paid during the nine-month period ended December 28, 1997. No taxes were paid for the comparable period of the prior year. The effective income tax rate of 0 percent on continuing operations in the current nine-month period reflects recognition and utilization of $48.6 million of available federal and state loss carryforwards (gross) for tax purposes.

5. On October 24, 1997, the Company entered into an agreement with Hercules Incorporated providing for the disposition of the 3.86 million shares of Alliant common stock held by Hercules. The shares represent the stock issued by the Company in connection with the March 15, 1995 acquisition of the Hercules Aerospace Company operations from Hercules.

    Under the agreement with Hercules, during the quarter ended December 28, 1997 the Company registered for public offering approximately 2.82 million shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering nor did the Company receive any proceeds from the offering. The remaining 1.1 million shares held by Hercules are subject to a put/call arrangement under which Hercules can require the Company to purchase the shares in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The Company can likewise require Hercules to sell the shares to the Company in four equal installments during each of the four calendar quarters of 1998. The price for shares purchased under the put/call arrangement is equal to the per share net proceeds realized by Hercules in the secondary public offering, $55.32. During the first calendar quarter of 1998, the Company did repurchase the first installment of 271,000 shares, for approximately $15 million. The Company's present intention is to purchase the remaining shares covered by the put/call arrangement, although no definitive decision has been made to do so.

    During early fiscal 1998, the Company completed a $50 million stock repurchase program started in fiscal 1996. In connection with that program, the Company made repurchases in fiscal 1998 of approximately 140,000 shares, for approximately $6.0 million. In total, repurchases of 1.3 million shares were made, at an average cost per share of $39.12. On October 22, 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.0 million shares of its common stock. It is currently expected that any purchases made under this buy-back plan would be subject to market conditions and the Company's compliance with its debt covenants. Effective November 10, 1997, the Company entered into an agreement to amend its Credit Agreement that provides the Company expanded flexibility with respect to certain restricted payments, including payments for stock repurchases. As of December 28, 1997, the Company's revised debt covenants permit it to expend up to an additional $77 million in total, in connection with all share repurchases. In connection with this new repurchase program, the Company has repurchased 75,400 shares through December 28, 1997, at a cumulative cost of $4.4 million, or $57.99 per share. While it is currently the Company's intention to continue stock repurchases under the program, there can be no assurance that the Company will repurchase all or any portion of the remaining shares or as to the timing or terms thereof.

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

   The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. The Company records environmental remediation and the related ongoing monitoring and maintenance liabilities when the event obligating the Company has occurred and the cost is both probable and reasonably estimable. At December 28, 1997, the accrued liability for environmental remediation of $32.9 million represents management's best estimate of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded amounts receivable of approximately $10.1 million at December 28, 1997. Such receivable primarily represents the expected reimbursement of costs associated with the operations acquired from Hercules Incorporated in March 1995 (Aerospace acquisition). As part of the Aerospace acquisition, the Company generally assumed responsibility for environmental compliance at the acquired facilities. It is expected that much of the compliance and remediation costs with respect to these facilities will be reimbursable through pricing adjustments in U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various agreements. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement have been discounted, and are recorded net of approximately $10 million and $3 million, respectively, to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 5 percent. At December 28, 1997, the estimated discounted range of reasonably possible costs of study and remediation is between $32 million and $67 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results. In future periods, new laws, rules and regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, changes in the extent and type of site utilization, the number of parties found liable at each site, and their ability to pay could significantly change the Company's estimates.

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

   The Company is involved in three "qui tam" lawsuits brought by former employees of the operations acquired from Hercules in March 1995. One involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The second involves allegations of mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement and wrongful termination claims. The government did not join in either of these lawsuits. Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the acquired operations will be assumed by the Company except for a few specific lawsuits and disputes including the two qui tam lawsuits referred to above. The Company has agreed to indemnify and reimburse Hercules for a portion of litigation costs incurred, and a portion of damages, if any, awarded in these lawsuits. Under terms of the purchase agreement with Hercules, the Company's maximum settlement liability is approximately $4 million, for which the Company has fully reserved. In the third qui tam lawsuit, the Company received a partially unsealed complaint in March 1997 alleging labor mischarging on a government contract. Damages are not specified in this civil suit. In late fiscal 1997, the Company was also served with two complaints in civil actions alleging violations of the False Claims Act and the Truth in Negotiations Act of which one has subsequently been settled during the quarter, without material impact to the Company. The remaining complaint alleges defective pricing on a government contract. Damages were not specified.

   The Company is a defendant in a patent infringement case brought by Thiokol Corporation, which the Company believes is without merit. The complaint does not quantify the amount of damages sought. Through its analysis of an October 27, 1997 court filing, the Company now believes that, based on an economist's expert testimony, Thiokol may seek lost profits, interest and costs of approximately $260 million. Even if the Company is found liable, it believes that damages should be based upon a reasonable royalty of less than $5 million. The court has bifurcated the trial, with the liability issue being tried first and, if liability is found, the damages issue being tried second. The liability issue was tried in January 1998, after which the court requested post-trial briefs. A decision on the liability issue is not expected until several months after submission of the parties' post-trial briefs. In the judgment of management, the case will not have a material adverse effect upon the Company's future financial condition or results of operations. However, there can be no assurance that the outcome of the case will not have a material adverse effect on the Company.

   While the results of litigation cannot be predicted with certainty, management believes, based upon the advice of counsel, that the actions seeking to recover damages against the Company either are without merit, are covered by insurance and reserves, do not support any grounds for cancellation of any contract, or are not likely to materially affect the financial condition or results of operations of the Company, although the resolution of any of such matters during a specific period could have a material adverse effect on the quarterly or annual operating results for that period.

   During fiscal 1998, the Company has substantially completed the contract requirements of the M117 Bomb reclamation. The M117 Bomb contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advice from its counsel, maintains that the option exercise was invalid and has therefore not performed on the option. The Company is currently appealing the validity of the option with the United States Court of Appeals, based on the Company's continued belief that such exercise was invalid. In late December, 1997, the Company was informed by the customer that it was being terminated for default on the contract. The Company continues to believe that its position is valid and expects to conclude the appeals process in calendar 1998. Depending on the outcome of the appeal, which will drive the outcome of the termination for default, management currently estimates that the range of possible adverse impact to the Company's operating earnings is from $0-$4 million.

   In March of 1996, Company management elected to discontinue its ownership of foreign demilitarization businesses ("demilitarization operations"). During fiscal 1997, the Company stopped production efforts and completed its withdrawal from the Belarus operation. In the fourth quarter of fiscal 1997, the Company reached agreement with the Ukrainian government to transfer the Company's interests in that operation to the Ukrainian government, after payment of a $19.8 million non-interest bearing long-term note receivable. Management's best estimate of the value to be received for the net assets transferred under the contractual obligation, after discounting for interest, is recorded on the balance sheet as "Net assets of discontinued operations" at December 28, 1997. The Company has also provided a letter of credit to support approximately $2.5 million of bank borrowings of the demilitarization operations. Amounts estimated and recorded as net assets of discontinued operations include significant assumptions made with regard to the ultimate proceeds expected to be received and the timing that such proceeds are expected to be received. These estimates are subject to changes due to change in circumstances and assumptions. Those changes could have a material impact on the company's results in the period of any such change.

   It is reasonably possible that management's current estimates of liabilities for the above contingencies could change in the near term, as more definitive information becomes available.

7. Interest paid during the three and nine-month periods ended December 28, 1997 totaled $1.9 and $16.3 million, respectively. Interest paid during the three and nine-month periods ended December 29, 1996 totaled $4.8 and $24.9 million, respectively.

   The Company has entered into interest rate swap agreements as hedging transactions to protect against increases in market interest rates on its floating rate bank financing. At December 28, 1997, the notional amount of interest rate swap agreements was $50.0 million. Under the swap agreements, the Company pays an average fixed rate of 6.3 percent and receives interest at a rate equal to three-month LIBOR (5.9 percent at December 28, 1997). These agreements were terminated in January, 1998 with diminutive impact to the Company.

   During the second quarter of fiscal 1998, the Company entered into treasury rate-lock agreements to hedge against increases in market interest rates on the anticipated refinancing of its senior subordinated notes, which are callable on March 1, 1999. These agreements provide for a rate lock of 6.15% on the most recently issued U.S. 10-year treasury note through March 1, 1999, on a notional amount of $100 million. The Company's actual refinancing rate will depend on its credit rating and respective borrowing margin over the treasury rate at that time.

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

9. In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS that were previously required. The Company has adopted the provisions of SFAS 128, as required under the Statement, in the quarter ended December 28, 1997. Accordingly, the financial statements for the periods ended December 28, 1997, and all periods prior, have been reported consistent with the requirements of SFAS 128.

   Basic EPS is computed based upon the weighted average number of common shares outstanding for each period presented. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares, consisting of the dilutive effect of redeemable common stock and stock options outstanding during each period presented. The diluted EPS calculation results in the same EPS that the Company has historically reported.

   In computing EPS from continuing operations for the three and nine month periods ended December 28, 1997 and December 29, 1996, income from continuing operations, as reported for each respective period, is divided by:

                                                  QUARTERS ENDED                   NINE MONTHS ENDED
                                     -------------------------------------------------------------------
                                            12/28/97          12/29/96         12/28/97         12/29/96
--------------------------------------------------------------------------------------------------------
Basic EPS:
- Average Shares Outstanding                  13,155            13,029           13,067           12,994
========================================================================================================

Diluted EPS:
- Average Shares Outstanding                  13,155            13,029           13,067           12,994
- Dilutive effect of options and                 384               443              376              417
   redeemable common shares
--------------------------------------------------------------------------------------------------------
Diluted EPS Shares Outstanding                13,539            13,472           13,443           13,411
========================================================================================================

    For the quarter ended December 28, 1997, the 1,084,000 common shares subject to the put/call agreement with Hercules were not included in the calculation of diluted EPS, as inclusion of those redeemable shares would have been anti-dilutive. There were no other significant issuable securities (options to purchase common shares) outstanding during the above periods indicated, that were not included in the computation of diluted EPS due to the option price being greater than the average market price of the common shares.

10. Certain reclassifications have been made to the fiscal 1997 financial statements, as previously reported, to conform to the current classification. These reclassifications did not affect the net income from operations, as previously reported.

11. The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three and nine month periods ended December 28, 1997, and December 29, 1996. The Company's accounting policies are described in the notes to financial statements in its fiscal 1997 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

SALES

Sales from continuing operations for the quarter ended December 28, 1997, totaled $269.2 million, a decrease of $31.6 million, or 10.5 percent, from $300.8 million for the comparable quarter of the prior year. Conventional Munitions Group sales were $112.4 million for the quarter ended December 28, 1997, a decrease of $24.2 million, or 17.7 percent, compared to $136.6 million in the comparable quarter of the prior year. The sales decrease was primarily driven by higher tank ammunition sales in the prior year period. Space and Strategic Group sales were $92.9 million for the quarter ended December 28, 1997, compared to $93.0 million for the comparable quarter of the prior year. Sales from the Delta and Titan space propulsion programs increased approximately $14 million. This increase was offset by the absence in the current year of revenue recognized in fiscal 1997 on the completed Evolved Expendable Launch Vehicle (EELV) program, decreased Trident (D5) volume and the absence of the one-time $6 million fiscal 1997 sales increase reflecting a settlement with the U.S. Government for reimbursement of costs incurred on the SICBM contract. Defense Systems Group sales were $62.9 million for the quarter ended December 28, 1997, a decrease of $4.2 million, or 6.3 percent, compared to $67.1 million for the comparable quarter of the prior year. The decrease was largely attributable to a $4 million decrease in revenues on antitank mines programs, as well as the absence in the current quarter of approximately $6 million in revenues recognized in the comparable period of the prior year on several completed programs. These decreases in revenues were partially offset by a $5 million increase in revenue on the Outrider(TM) unmanned vehicle program, as well as increased revenue from the Sense and Destroy Armor (SADARM) munition, a development program now in low-rate initial production. Emerging Business Group sales for the quarter ended December 28, 1997, were $3.2 million, a decrease of $7.5 million compared to $10.7 million for the comparable quarter of the prior year. The decrease is primarily due to decreased revenues in the Global Environmental Solutions (GES) business unit, driven by reduced ordnance reclamation revenues, primarily on contracts to reclaim eight-inch gun projectiles (Explosive "D") as well as reclamation of the M117 Bomb. The Explosive "D" decrease is driven by schedule delays that have pushed out production on the $4.1 million contract. Decreased revenues attributed to the M117 Bomb reclamation contract is due to substantial completion of the basic contract. During the quarter ended December 28, 1997, management began to implement a plan that it believes will enhance the Company's focus on core business. As a result, effective April 1, 1998 certain of the Emerging Business Group business pursuits will be consolidated into other Company business groups. Certain other non-core operations will be phased out. This reorganization is not expected to have a material impact on the Company's financial results.

Sales from continuing operations for the nine-month period ended December 28, 1997, totaled $787.8 million, an increase of $9.2 million, or 1.2 percent, compared to $778.6 million in the comparable period in the prior year. Conventional Munitions Group sales for the nine-month period ended December 28, 1997, were $342.4 million, an increase of $9.8 million, or 2.9 percent, compared to $332.6 million in the comparable period of the prior year. The increase in the fiscal 1998 period was primarily driven by M830A1 tactical tank ammunition sales, up $11 million compared to the comparable period of the prior year, as technical issues had delayed shipments until early in the third quarter of fiscal 1997. Space and Strategic Systems Group sales for the nine-month period ended December 28, 1997, were $266.9 million, an increase of $18.8 million, or 7.6 percent, compared to $248.1 million in the comparable period of the prior year. The increase was primarily driven by increases in solid rocket propulsion systems and in the composite structures business, up approximately $27 million and $19 million respectively, compared to the comparable period of the prior year. These sales increases completely offset the absence in fiscal 1998 of $16 million of revenue recognized in the fiscal 1997 period on the EELV program, which the Company completed in fiscal 1997, as well as decreased Trident volume, down $8 million compared to the comparable nine-month period of the prior year. The results for the nine-month period ended December 29, 1996 also included a one-time sales adjustment of approximately $6 million for the SICBM claim settlement. Defense Systems Group sales for the nine-month period ended December 28, 1997 were $165.2 million, a decrease of $22.5 million, or 12.0 percent, compared to $187.7 million in the comparable period of the prior year. The sales decrease was largely attributable to decreased revenues on antitank mines and mine systems, artillery fire control systems, and fuzing programs, partially offset by a $25 million increase in revenues attributable to the Outrider(TM) program. Emerging Business Group sales for the nine-month period ended December 28, 1997 were $20.4 million, a decrease of $6.9 million, compared to $27.3 million for the comparable period of the prior year. The decrease is primarily driven by reduced ordnance reclamation revenues on Explosive "D" due to schedule delays in fiscal 1998, as well as decreases on the M117 Bomb reclamation contract, which was substantially completed in the nine-month period ended December 28, 1997. Alliant Techsystems sales for fiscal 1998 are expected to be approximately $1 billion.

GROSS MARGIN

The Company's gross margin in the quarter ended December 28, 1997 was $48.1 million, or 17.9 percent of sales, compared to $50.7 million or 16.9 percent of sales for the comparable quarter of the prior year. The improvement in margin, as a percent of sales, for the quarter ended December 28, 1997 was due to a combination of factors, including improvement on propulsion systems and composite structure programs, which were partially offset by cost growth in the Company's Emerging Business ordnance reclamation contracts. Propulsion systems margins improved approximately $6 million during the quarter driven primarily by performance incentive fees earned during the quarter, as well as due to higher sales volume compared to the comparable period in the prior year. Margin on composite structures programs also improved during the quarter ended December 28, 1997, due to improved cost performance. These improvements were partially offset by the absence in the fiscal 1998 quarter of a $6 million SICBM terminated contract settlement in the fiscal 1997 period, and also by cost growth in the company's Emerging Business Group, driven primarily by the Explosive "D" fixed price contract for ordnance reclamation. Production delays on the Explosive "D" contract have resulted in additional costs to the Company, a portion of which the Company believes will ultimately be reimbursed by the customer. Additionally, during management's technical review of the program in mid-December 1997, potential technical and safety issues were identified that, depending on the outcome of the continuing evaluation of these risks and the potentially mitigating solutions, could add cost growth to the program. These potential technical and safety issues would similarly result in cost growth on another fixed price Explosive "D" contract (for 6 and 8 inch gun projectiles) for which contract performance efforts are yet to begin. As a result of the above and other cost growth during the quarter ended December 28, 1997, the Company wrote off $4 million, which represents the Company's best estimate of unrecoverable contract costs. Based on information known at this time, management's estimated range of possible additional cost growth as a result of the potential technical and safety issues on Explosive "D" is currently $0-$8 million, on which ultimate outcome is dependent on the extent to which the Company is able to mitigate these potential risks, and obtain additional contract funding from the customer for work performed. Additionally, the customer has the ability to exercise a fixed price option for additional reclaimed quantities of the 6 and 8-inch projectiles. The Company believes that it is unlikely that these options will be exercised.

Gross margin for the nine-month period ended December 28, 1997 totaled $137.6 million, or 17.5 percent of sales, compared to $129.2 million or 16.6 percent of sales for the comparable period of the prior year. The increase in gross margin for the nine-month period ended December 28, 1997 is reflective of increased sales volume as well as improved contract cost performance. Gross margin improved, as a percent of sales, due to a combination of factors, the most significant being improved margins on core programs. These improvements were primarily driven by improved contract cost performance relative to the prior year. Rocket propulsion systems margin improved approximately $12 million during the nine-month period ended December 28, 1997, driven by increased volume as well as by improved cost performance, partially due to performance incentive fees earned during the period. Margin on composite structures programs also improved during the nine month period ended December 28, 1997, primarily driven by increased volumes, but also due to improved cost performance. Tank ammunition margin also improved, as the resolution of technical issues in fiscal 1997 resulted in improved margins in the fiscal 1998 nine-month period. These margin improvements were partially offset by the absence in the nine-month period ended December 28, 1998 of a $6 million SICBM terminated contract settlement fee received in the fiscal 1997 period, as well as by cost growth in the Company's Emerging Business Group, driven primarily by deterioration on the Explosive "D" contract of $6 million compared to the comparable period of the previous year. Fiscal 1998 gross margin, as a percent of sales, is expected to be in the 17.5-18.5 percent range.

OPERATING EXPENSES

The Company's operating expenses for the quarter ended December 28, 1997 totaled $24.0 million, 8.9 percent of sales, compared to $25.6 million, or 8.5 percent of sales for the comparable quarter in the prior year. Reduced research and development costs, due to the completion in fiscal 1997 of spending associated with the Company's pursuit of EELV, were offset by increases, as a percent of sales, in selling, general, and administrative costs due in part to the Company's costs incurred in fiscal 1998 in pursuit of the U.S. Government's Intercontinental Ballistic Missile

(ICBM) Prime Integration program. The Company was notified in December that they did not win this procurement.

Operating expenses for the nine-month period ended December 28, 1997 totaled $70.0 million, 8.9 percent of sales, compared to $67.3 million, or 8.6 percent of sales for the comparable period of the prior year. Reduced research and development costs, due to the completion in fiscal 1997 of $1.8 million spending associated with EELV, were offset by increases in selling, general, and administrative costs, due in large part to the Company's costs of approximately $6.9 million incurred in fiscal 1998 in pursuit of ICBM. Operating expenses for fiscal 1998, as a percentage of sales, are expected to be approximately 9.0 percent.

INTEREST EXPENSE

The Company's interest expense for the quarter ended December 28, 1997 was $6.9 million, a decrease of $2.0 million compared to $8.9 million for the comparable quarter in the prior year. Interest expense for the nine-month period ended December 28, 1997 was $21.9 million, a decrease of $5.4 million compared to $27.3 million for the comparable nine month period of the prior year. The large decreases in the current year periods were driven by significantly reduced borrowings outstanding in the current year, as compared to the comparable periods of the prior year. Total borrowings outstanding (including notes payable, and the current and long-term portions of long-term debt) at December 28, 1997, were $169.2 million less than total borrowings outstanding at December 29, 1996, due to scheduled debt repayments, as well as pre-payments of $88.6 million in late fiscal 1997, as a result of the sale of the Company's former Marine Systems Group, and a $40 million pre-payment in December, 1997.

INTEREST INCOME

Interest income for the quarter ended December 28, 1997 was $.8 million, compared to no interest income for the comparable quarter of the prior year, an increase of $.8 million. Interest income for the nine-month period ended December 28, 1997 was $2.7 million, compared to $.3 million for the comparable period of the prior year. The increase is driven by interest income earned on increased average cash balances in the three and nine-month periods ended December 28, 1997.

INCOME TAXES

The three and nine-month periods ended December 28, 1997, and the comparable periods ended December 29, 1996, reflect an effective income tax rate of 0 percent. This tax rate differs from statutory tax rates due to the partial recognition of available tax loss carry fowards. Recognition of such carryforwards is expected to continue to reduce future tax expense. It is currently expected that required payments for taxes in fiscal 1998 and fiscal 1999 will continue to be reduced due to the aforementioned tax loss carryfowards. However, the Company may be subject to the provisions of the Alternative Minimum Tax (AMT), in which case tax payments could be required. To the extent that AMT is required to be paid currently, the resulting deferred tax asset can be carried forward indefinitely, and can be recovered via reductions in tax payments on future taxable income.

NET INCOME

Net income reported for the three and nine-month periods ended December 28, 1997, was $18.0 million and $48.6 million, respectively, compared to $17.2 million and $40.0 million for the comparable periods of the prior year. The increase was primarily due to a combination of improved gross margins and reduced interest costs in the current year periods ended December 28, 1997, as compared to the comparable periods of the prior year.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
-----------------------------------------------------

Cash provided by operations totaled $5.4 million for the nine-month period ended December 28, 1997, a decrease in cash provided by operations of $27.1 million, compared to cash provided by operations of $32.5 million in the comparable period of the prior year. The reduced level of cash provided in the current year period was driven by reduced contract advances, due primarily to the timing of performance payments received in the Company's tank ammunition business area. These payments, made in the third quarter of fiscal 1997, are currently expected to be received in the Company's fourth quarter of fiscal 1998. During the nine months ended December 28, 1997, the Company has spent approximately $14.8 million on its restructuring and facility consolidation programs. Approximately $8 million of this spending represented severance and facility consolidation costs associated with the Company's March, 1997, sale of its Marine Systems Group. Cash used for investing activities for the nine-month period ended December 28, 1997 was $16.2 million, a $.5 million decrease from cash used for investing activities of $16.6 million in the comparable nine-month period of the prior year. In December 1997, the Company completed its acquisition of certain assets from a division of Motorola, Inc., including patent and technology rights related to military fuze production for $6.0 million. Up to $9.0 million in additional consideration may be required to be paid to the sellers in the future, based on the magnitude of certain future program wins. Results from the proposed acquisition are not expected to have a material impact to the Company's fiscal year 1998 results.

Net outlays for capital expenditures for the nine month period ended December 28, 1997, totaled $11.2 million, or 1.4 percent of sales, a decrease as a percentage of sales, compared to capital expenditures of $18.0 million, or 2.3 percent of sales, in the comparable period of the prior year. The higher expenditures in the prior year period were primarily the result of tooling expenditures for the Delta III rocket propulsion contract. The Company expects expenditures, as a percentage of sales, to be approximately 1.6 percent of sales for fiscal 1998. Company management is currently evaluating anticipated capital expenditures for fiscal 1999, and believes such costs will be over 3 percent of sales. The increase over expected fiscal 1998 expenditures is primarily driven by new business opportunities.

At December 28, 1997, the Company had no borrowings outstanding against its $275.0 million bank revolving credit facility. Outstanding letters of credit of $36.9 million reduced amounts available on this facility to $238.1 million at December 28, 1997.

On October 24, 1997, the Company entered into an agreement with Hercules Incorporated providing for the disposition of the 3.86 million shares of Alliant common stock held by Hercules. The shares represent the stock issued by the Company in connection with the March 15, 1995 acquisition of the Hercules Aerospace Company operations from Hercules.

Under the agreement with Hercules, during the quarter ended December 28, 1997 the Company registered for public offering approximately 2.82 million shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering nor did the Company receive any proceeds from the offering. The remaining 1.1 million shares held by Hercules are subject to a put/call arrangement under which Hercules can require the Company to purchase the shares in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The Company can likewise require Hercules to sell the shares to the Company in four equal installments during each of the four calendar quarters of 1998. The price for shares purchased under the put/call arrangement is equal to the per share net proceeds realized by Hercules in the secondary public offering, $55.32. During the first calendar quarter of 1998, the Company did repurchase the first installment of 271,000 shares, for approximately $15 million. The Company's present intention is to purchase the remaining shares covered by the put/call arrangement, although no definitive decision has been made to do so.

During early fiscal 1998, the Company completed a $50 million stock repurchase program started in fiscal 1996. In connection with that program, the Company made repurchases in fiscal 1998 of approximately 140,000 shares, for approximately $6.0 million. In total, repurchases of 1.3 million shares were made, at an average cost per share of $39.12. On October 22, 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.0 million shares of its common stock. It is currently expected that any purchases made under this buy-back plan would be subject to market conditions and the Company's compliance with its debt covenants. Effective November 10, 1997, the Company entered into an agreement to amend its Credit Agreement that provides the Company expanded flexibility with respect to certain restricted payments, including payments for stock repurchases. As of December 28, 1997, the Company's revised debt covenants permit it to expend up to an additional $77 million in total, in connection with all share repurchases. In connection with this new repurchase program, the Company has repurchased 75,400 shares through December 28, 1997, at a cumulative cost of $4.4 million, or $57.99 per share. While it is currently the Company's intention to continue stock repurchases under the program, there can be no assurance that the Company will repurchase all or any portion of the remaining shares or as to the timing or terms thereof.

The Company's total debt (notes payable, current portion of long-term debt, and long-term debt) as a percentage of total book capitalization decreased to 43 percent on December 28, 1997, compared to 55 percent on March 31, 1997. This decrease reflects principal repayments made during fiscal 1998, including a $40 million prepayment in December, 1997, as well as increased equity, due primarily to fiscal 1998 net earnings to date.

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

The Company utilizes a significant amount of computer hardware and software programs/ operating systems across the entire organization, among these include applications used in manufacturing, product development, financial business systems, and various administrative functions. To the extent that the Company's computer hardware or software contains source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification, or even possibly replacement of such applications will be necessary. The Company is currently in process of completing its identification of applications that are not "Year 2000" compliant. Given information known at this time about Company systems having such issues, coupled with the Company's on-going, normal course-of-business efforts to upgrade or replace business critical systems and software applications, as necessary, it is currently expected that these "Year 2000" costs, the majority of which will occur in fiscal year 1999, will not have an impact exceeding a range of $5-$10 million on the Company's liquidity or its results of operations. These currently expected impacts have been incorporated into the Company's operating plans for fiscal 1999.

Based on the financial condition of the Company at December 28, 1997, the Company believes that future operating cash flows, combined with existing cash balances, and the availability of funding under its line of credit, will be adequate to fund the future growth of the Company, as well as to service its long-term debt obligations.

CONTINGENCIES
-------------

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

The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. The Company records environmental remediation and the related ongoing monitoring and maintenance liabilities when the event obligating the Company has occurred and the cost is both probable and reasonably estimable. At December 28, 1997, the accrued liability for environmental remediation of $32.9 million represents management's best estimate of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded amounts receivable of approximately $10.1 million at December 28, 1997. Such receivable primarily represents the expected reimbursement of costs associated with the operations acquired from Hercules Incorporated in March 1995 (Aerospace acquisition). As part of the Aerospace acquisition, the Company generally assumed responsibility for environmental compliance at the acquired facilities. It is expected that much of the compliance and remediation costs with respect to these facilities will be reimbursable through pricing adjustments in U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various agreements.
The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement have been discounted, and are recorded net of approximately $10 million and $3 million, respectively, to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 5 percent. At December 28, 1997, the estimated discounted range of reasonably possible costs of study and remediation is between $32 million and $67 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results. In future periods, new laws, rules and regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, changes in the extent and type of site utilization, the number of parties found liable at each site, and their ability to pay could significantly change the Company's estimates.

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

The Company is involved in three "qui tam" lawsuits brought by former employees of the operations acquired from Hercules in March 1995. One involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The second involves allegations of mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement and wrongful termination claims. The government did not join in either of these lawsuits. Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the acquired operations will be assumed by the Company except for a few specific lawsuits and disputes including the two qui tam lawsuits referred to above. The Company has agreed to indemnify and reimburse Hercules for a portion of litigation costs incurred, and a portion of damages, if any, awarded in these lawsuits. Under terms of the purchase agreement with Hercules, the Company's maximum settlement liability is approximately $4 million, for which the Company has fully reserved. In the third qui tam lawsuit, the Company received a partially unsealed complaint in March 1997 alleging labor mischarging on a government contract. Damages are not specified in this civil suit. In late fiscal 1997, the Company was also served with two complaints in civil actions alleging violations of the False Claims Act and the Truth in Negotiations Act of which one has subsequently been settled during the quarter, without material impact to the Company. The remaining complaint alleges defective pricing on a government contract. Damages were not specified.

The Company is a defendant in a patent infringement case brought by Thiokol Corporation, which the Company believes is without merit. The complaint does not quantify the amount of damages sought. Through its analysis of an October 27, 1997 court filing, the Company now believes that, based on an economist's expert testimony, Thiokol may seek lost profits, interest and costs of approximately $260 million. Even if the Company is found liable, it believes that damages should be based upon a reasonable royalty of less than $5 million. The court has bifurcated the trial, with the liability issue being tried first and, if liability is found, the damages issue being tried second. The liability issue was tried in January 1998, after which the court requested post-trial briefs. A decision on the liability issue is not expected until several months after submission of the parties' post-trial briefs. In the judgment of management, the case will not have a material adverse effect upon the Company's future financial condition or results of operations. However, there can be no assurance that the outcome of the case will not have a material adverse effect on the Company.

While the results of litigation cannot be predicted with certainty, management believes, based upon the advice of counsel, that the actions seeking to recover damages against the Company either are without merit, are covered by insurance and reserves, do not support any grounds for cancellation of any contract, or are not likely to materially affect the financial condition or results of operations of the Company, although the resolution of any of such matters during a specific period could have a material adverse effect on the quarterly or annual operating results for that period.

During fiscal 1998, the Company has substantially completed the contract requirements of the M117 Bomb reclamation. The M117 Bomb contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advice from its counsel, maintains that the option exercise was invalid and has therefore not performed on the option. The Company is currently appealing the validity of the option with the United States Court of Appeals, based on the Company's continued belief that such exercise was invalid. In late December, 1997, the Company was informed by the customer that it was being terminated for default on the contract. The Company continues to believe that its position is valid and expects to conclude the appeals process in calendar 1998. Depending on the outcome of the appeal, which will drive the outcome of the termination for default, management currently estimates that the range of possible adverse impact to the Company's operating earnings is from $0-$4 million.

In March of 1996, Company management elected to discontinue its ownership of foreign demilitarization businesses ("demilitarization operations"). During fiscal 1997, the Company stopped production efforts and completed its withdrawal from the Belarus operation. In the fourth quarter of fiscal 1997, the Company reached agreement with the Ukrainian government to transfer the Company's interests in that operation to the Ukrainian government, after payment of a $19.8 million non-interest bearing long-term note receivable. Management's best estimate of the value to be received for the net assets transferred under the contractual obligation, after discounting for interest, is recorded on the balance sheet as "Net assets of discontinued operations" at December 28, 1997. The Company has also provided a letter of credit to support approximately $2.5 million of bank borrowings of the demilitarization operations. Amounts estimated and recorded as net assets of discontinued operations include significant assumptions made with regard to the ultimate proceeds expected to be received and the timing that such proceeds are expected to be received. These estimates are subject to changes due to change in circumstances and assumptions. Those changes could have a material impact on the company's results in the period of any such change.

It is reasonably possible that management's current estimates of liabilities for the above contingencies could change in the near term, as more definitive information becomes available.

NEW ACCOUNTING RULES
--------------------

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

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS that were previously required. The Company has adopted the provisions of SFAS 128, as required under the Statement, in the quarter ended December 28, 1997. Accordingly, the financial statements for the periods ended December 28, 1997, and all periods prior, have been reported consistent with the requirements of SFAS 128.

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


RISK FACTORS
------------

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involves risks and uncertainties, including, but not limited to, changes in governmental spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, customer product acceptance, continued access to technical and capital resources, timely compliance with Year 2000 technical requirements by the Company, as well as by its vendors and customers, and merger and acquisition activity within the industry. All forecasts and projections in this report are "forward-looking statements" and are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

                          PART II -- OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

       (a) As previously reported, the registrant is a defendant in a patent infringement case captioned "Thiokol Corporation vs. Alliant Techsystems Inc. and Hercules Incorporated," which was filed in the United States District Court for the District of Delaware on November 15, 1995, and which the registrant believes is without merit. Registrant's motion for summary judgment in the case has been denied by the court, which has bifurcated the trial, with the liability issue being tried first and, if liability is found, the damages issue being tried second. The liability issue was tried in January 1998, after which the court requested post-trial briefs. A decision on the liability issue is not expected until several months after submission of the parties' post-trial briefs.

       (b) As previously reported, in October 1997 the registrant paid a penalty of $431,543 to the New Jersey Department of Environmental Protection in connection with matters occurring at the registrant's Kenvil, New Jersey facility prior to the registrant's acquisition of the facility (the "Acquisition") from Hercules Incorporated ("Hercules") in March 1995. In November 1997, Hercules reimbursed the registrant for $381,543 in response to the registrant's claim for reimbursement under agreements entered into in connection with the Acquisition.

     (c) Incorporated herein by reference is note 6 of Notes to Financial Statements included in Item 1 of Part I of this report.

ITEM 5. OTHER INFORMATION

       (a) During the quarter ended December 28, 1997, the registrant's Board of Directors approved the Alliant Techsystems Inc. LSAR Option Loan Program, a copy of which is attached to this report as Exhibit 10.1, pursuant to which two executive officers of the registrant, Charles H. Gauck and Daryl L. Zimmer, were granted loans on November 5, 1997, in connection with which they executed Promissory Notes and Stock Pledge Agreements in the forms attached to this report as Exhibit 10.2. The amounts of the loans, which were to finance the exercise of employee stock options, were $149,436.03 in the case of Mr. Gauck, and $439,273.57 in the case of Mr. Zimmer, which amounts were repaid, with interest, on December 10, 1997. No other loans have been, or may be, granted under the Program.

       (b) Attached to this report as Exhibit 99 is a list of the registrant's directors and executive officers, as of the date of this report, which reflects the following changes since the beginning of the quarter ended December 28, 1997: Deletions: Vincent J. Corbo, director; R. Keith Elliott, director; Hugo Fruehauf, Group Vice President - Defense Systems; Roger P. Heinisch, Vice President - Engineering; and Arlen D. Jameson, Vice President - ICBM Prime Integration Program. Additions: Gilbert F. Decker, director; Michael T. Smith, director; and Nicholas G. Vlahakis, Group Vice President - Conventional Munitions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

  Exhibit No.                            Description of Exhibit
--------------  -----------------------------------------------------------
     10.1       Alliant Techsystems Inc. LSAR Option Loan Program

     10.2       Forms of Promissory Note and Stock Pledge Agreement

     11         Computation of Earnings Per Common Share

     27         Financial Data Schedule

     99         Alliant Techsystems Inc. Directors and Executive Officers


        (b)  Reports on Form 8-K.

             During the quarterly period ended December 28, 1997, the registrant filed the following report on Form 8-K:

                  Date of Report                   Items Reported
               ---------------------           -----------------------
                 October 27, 1997               Item 5. Other Events
                                                Item 7(c). Exhibits

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALLIANT TECHSYSTEMS INC.


Date: February 6, 1998                   By:  /s/ Charles H. Gauck
                                       Name: Charles H. Gauck
                                      Title: Secretary
                                             (On behalf of the registrant)

Date: February 6, 1998                   By:  /s/ Scott S. Meyers
                                       Name: Scott S. Meyers
                                      Title: Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer)

                            ALLIANT TECHSYSTEMS INC.

                                   FORM 10-Q

                                 EXHIBIT INDEX

The following exhibits are filed herewith electronically or incorporated herein by reference. The applicable Securities and Exchange Commission File Number is 1-10582.

 Exhibit
 Number                      Description of Exhibit                            Method of Filing
---------  -----------------------------------------------------------  ------------------------------
  10.1     Alliant Techsystems Inc. LSAR Option Loan Program..........  Filed herewith electronically

  10.2     Forms of Promissory Note and Stock Pledge Agreement........  Filed herewith electronically

  11       Computation of Earnings Per Common Share...................  Filed herewith electronically

  27       Financial Data Schedule....................................  Filed herewith electronically

  99       Alliant Techsystems Inc. Directors and Executive Officers .  Filed herewith electronically