Form 10-Q/A
period 1997-12-28
ALLIANT TECHSYSTEMS INC
filed 1998-05-08
CIK 866121

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended December 28, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _________________ to ______________

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

                         Yes [X]           No [ ]

          As of January 31, 1998, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 13,182,100 (excluding 681,513 treasury shares).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits.

              Exhibit No.                   Description of Exhibit
              -----------                   ----------------------
                 27 Financial Data Schedule for the quarters ended December 28, 1997 and December 29, 1996

                27.1 Restated Financial Data Schedule for fiscal year 1997

                27.2 Restated Financial Data Schedule for the quarters ended September 28, 1997 and September 29, 1996

                27.3 Restated Financial Data Schedule for the quarters ended June 29, 1997 and June 30, 1996

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ALLIANT TECHSYSTEMS INC.


Date: May 8, 1998                     By:  /s/ Charles H. Gauck
                                         ---------------------------------
                                      Name:  Charles H. Gauck
                                      Title: Secretary
                                             (On behalf of the registrant)


Date: May 8, 1998                     By:  /s/ Scott S. Meyers
                                         ---------------------------------
                                      Name:  Scott S. Meyers
                                      Title: Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer)

                            ALLIANT TECHSYSTEMS INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX

The following exhibits are filed herewith electronically or incorporated herein by reference. The applicable Securities and Exchange Commission File Number is 1-10582.

Exhibit
Number             Description of Exhibit                  Method of Filing
-------            ----------------------                  ----------------
  27    Financial Data Schedule for the quarters ended
        December 28, 1997 and December 29, 1996......... Incorporated by
                                                         reference from
                                                         Exhibit 27 to Form
                                                         10-Q for the quarter
                                                         ended December 28, 1997
 27.1   Restated Financial Data Schedule for
        fiscal year 1997................................ Filed herewith electronically

 27.2   Restated Financial Data Schedule for the
        quarters ended September 28, 1997 and
        September 29, 1996.............................. Filed herewith electronically

 27.3 Restated Financial Data Schedule for the quarters ended June 29, 1997 and June 30, 1996.. Filed herewith electronically