Form 10-K
period 1998-03-31
ALLIANT TECHSYSTEMS INC
filed 1998-06-26
CIK 866121

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

                         Commission file number 1-10582

                            ALLIANT TECHSYSTEMS INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  41-1672694
-----------------------------------      -------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

         600 SECOND STREET N.E., HOPKINS, MINNESOTA            55343-8384
     ------------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (612) 931-6000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
---------------------------------------    ----------------------------------

     Common Stock, par value $.01               New York Stock Exchange
     Preferred Stock Purchase Rights            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes _X_ No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

As of May 31, 1998, 12,609,063 shares of the registrant's voting common stock were outstanding (excluding 1,254,550 treasury shares). The aggregate market value of such stock held by non-affiliates of the registrant on such date was approximately $796.5 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to stockholders for the fiscal year ended March 31, 1998 are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement for the 1998 Annual Meeting of stockholders are incorporated by reference into Part III.

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

         In March 1996, Company management, after evaluating its strategic plans for the future, elected to discontinue its role as an owner of foreign demilitarization businesses located in the former Soviet republics of Ukraine and Belarus. The Company subsequently completed its withdrawal from its Belarus joint venture, and has an agreement with the government of Ukraine under which the Company intends to transfer its ownership interest in its Ukraine joint venture to the government of Ukraine or its representative if and when the joint venture repays its debt to the Company.

         In February 1997 the Company divested its Marine Systems Group. The financial statements included in this report account for this divested business as a discontinued operation.

         The Company's principal executive offices are located at 600 Second Street N.E., Hopkins, Minnesota 55343-8384 (telephone number: (612) 931-6000).

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company's business is conducted in a single industry segment. Incorporated herein by reference are the following portions of the Company's Annual Report to Stockholders (the "Annual Report") for the fiscal year ended March 31, 1998 ("fiscal year 1998"):

                                                              PAGE NUMBER(S)
PORTION OF ANNUAL REPORT                                     IN ANNUAL REPORT

Note 18 of Notes to Financial Statements.....................      43

(c)  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

         During fiscal year 1998, the Company conducted its business through four business groups: Conventional Munitions, Defense Systems, Space and Strategic Systems, and Emerging Business. Effective April 1, 1998, the Company reorganized its business into three business groups: Conventional Munitions, Defense Systems, and Space and Strategic Systems. The description of the Company's business that follows reflects the reorganized business structure currently in effect.

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

         AMMUNITION SYSTEMS. The Ammunition Systems business unit produces, designs, and develops medium caliber ammunition, tank ammunition, submunitions, and advanced warhead systems for missiles and other weapon systems.

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

         In the tank ammunition area the Company produces and develops tactical and training tank rounds which are used for the M1A1/M1A2 Abrams tanks of the U.S. Army, Army Reserve, National Guard, Marine Corps, and U.S. allies. Such rounds include the M830A1 multi-purpose round and the M831A1 and M865 training rounds. The Company is the sole producer of the M830A1 multi-purpose round. The Company is one of two suppliers to the U.S. Government for the M831A1 and M865 training rounds. Opportunities being pursued include advanced kinetic-energy rounds, developed for future threats, and rounds that will meet specifications for international sales.

         In submunitions and advanced warhead systems, the Company currently has contracts for the production of warheads for the following missiles: Hellfire, Longbow and the Advanced Medium Range Air-to-Air Missile ("AMRAAM"), and a contract for the development of the Brimstone warhead. The Company has teamed with Raytheon in pursuit of a contract for the ordnance module for the Follow-on-to-TOW program.

         The business unit is also completing performance of certain ordnance reclamation services contracts transferred from the former Emerging Business Group. These contracts are with the Naval Underseas Warfare Center in Newport, Rhode Island, to dispose of lithium-filled boilers that power the MK50 torpedo, and with the U.S. Army at Rock Island, Illinois, for reclamation of six-inch and eight-inch gun projectiles and M117 bombs.

         Ammunition Systems operations are conducted at Hopkins, Elk River and New Brighton, Minnesota, Totowa, New Jersey, and Wilmington, Illinois.

         ORDNANCE. The Ordnance business unit has the capability to manufacture annually over 100 million pounds of solid extruded propellant for ammunition and rockets for the U.S. and foreign military services. The unit, through New River Energetics, Inc., a wholly owned subsidiary, also manufactures and commercially markets gun powders for both reloaders and manufacturers of sporting ammunition.

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

         Development opportunities being pursued include improved smokeless gun powders, modular charges for advanced artillery systems, and high explosive energetic materials used in munitions.

         Ordnance operations are conducted primarily at Radford Army Ammunition Plant in Radford, Virginia, which is also the U. S. Army's Group Technology Center for propellant development and production. The Company has also been actively involved in relocating Company operations and several unrelated commercial businesses onto the Radford facility under the Army Retooling and Manufacturing Support Act (ARMS) initiative. The Ordnance business unit also manages the Sunflower Army Ammunition Plant in DeSoto, Kansas, where it seeks commercial tenants for the property and provides general plant management services, including maintenance or demolition of inactive facilities, security and fire protection.

         TACTICAL PROPULSION. The Tactical Propulsion business unit supplies and develops solid propulsion systems for various U.S. Department of Defense ("DoD") tactical weapons. Principal products include solid rocket motors, gas generators and tactical missile warheads for the U.S. Army, Navy and Air Force. It also develops and supplies high-strength, low-weight structures made of metals and composites for use in products such as missile launch tubes and critical parts for ammunition and military aircraft.

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

         Major development programs include the propulsion systems for the Evolved Sea Sparrow Missile ("ESSM"), the AIM-9X Evolved Sidewinder, the AMRAAM Propulsion Enhancement Program ("PEP"), the Predator anti-tank system ("Predator"), and the advanced smart 120mm kinetic energy tank round ("TERM-KE"). The Company recently completed successful development tests on the ESSM and AMRAAM PEP programs. The Company is co-developing the propulsion system for the ESSM Program which is a NATO program involving 13 nations. Raytheon Systems Company is the prime contractor. The Company is the sole developer of a higher performance AMRAAM rocket motor, under contract from the U.S. Navy, with production planned to commence in U.S. Government fiscal year 1998. The prime contractor on Predator is Lockheed Martin Corporation, and the prime contractor on TERM-KE is Alliant Defense Electronics Systems, Inc., a subsidiary of the Company. The Company is the sole propulsion source on both Predator and TERM-KE. The Company is developing and producing composite structures for the F-22 fighter being developed by Lockheed Martin Corporation. Other new business opportunities being pursued include the Standard Missile Second Stage, the Beyond Visual Range Air-to-Air Missile, and Follow-on-to-TOW.

         The Tactical Propulsion business unit is located in Rocket Center, West Virginia.

         KILGORE OPERATIONS. The Kilgore Operations business unit produces and develops infrared countermeasure flares, 20mm ammunition, and a wide spectrum of pyrotechnic devices for the U.S. and foreign governments. It also makes pyrotechnics for various commercial activities.

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


                                 DEFENSE SYSTEMS

         Defense Systems develops and supplies smart munitions, fuzes, electronic systems, unmanned vehicles, and batteries through four business areas: Tactical Systems, Defense Electronics Systems, Unmanned Vehicle Systems and Power Sources Center.

         TACTICAL SYSTEMS. The Tactical Systems business area develops and produces electronics and fuzes, demolition munitions, weapons systems, guided weapons systems, and guided weapons.

         In the electronics and fuzing area, the Company develops and manufacturers stand-alone fuzes for mortar, artillery, and rocket munitions and bombs; electronic systems; and battlefield management systems. Sole source fuze production programs are the M734/M745 fuzes for mortar rounds; and the M732A2 proximity fuze for artillery. The Company is also developing the XM773 Multi-Option Fuze Artillery, which provides point detonation, delay, variable time, and proximity functions. Other development and production programs include the U.S. Air Force's Multiple Event Hard Target Fuze program and the FMU-139 Fuze program. During fiscal year 1998, the Company acquired part of Motorola's military fuze business, which develops and manufactures high-quality electronic fuzes for projectiles, air-delivered weapons and penetrating weapons. In electronics, the

Company has developed and is producing an automatic fire control system and integrated on-board electronics for the Paladin self-propelled Howitzer, which provides the Paladin with a "shoot and scoot" capability for increased survivability and effectiveness. In the battlefield monitoring systems, the Company has developed a Remote Sentry system that utilizes proprietary acoustic sensor technology in combination with other sensors, signal processing and hostile forces well behind enemy lines.

         In the demolition munitions area, the Company develops and produces munition systems, demolitions, and air delivered systems. In munition systems the Company is currently working on advanced systems for delivery from artillery, trucks, tracked vehicles and helicopters. Primary production programs are the Volcano system, a modular system delivered from ground and air platforms, and Shielder, a Vehicle-Launched Smart Anti-tank Munition System, for which the Company is systems prime to the U.K.'s Ministry of Defence. The Company is pursuing several other international opportunities in this area. The Company is also producing the Selectable Lightweight Attack Munition (SLAM), a hand-emplaced anti-materiel munition with multiple activation modes for the U.S. Special Forces and the U.S. Army. The Company has developed the Penetration Augmentation Munition (PAM) for applications such as concrete bridge abutments and the Badger Fighting Position Excavator ("Badger") for U.S. and international applications. The Badger allows the soldier to significantly reduce foxhole digging time while increasing safety and effectiveness. In air-delivered systems, the Company is the sole producer of the Gator air-delivered scatterable munition system and provides tactical munitions dispensers (TMDs) for the Combined Effects Munition, Gator and the Sensor Fuzed Weapon programs.

         In the weapon systems area, the Company is developing the Objective Individual Combat Weapon ("OICW") and is jointly pursuing the Cased Telescoped Weapon System ("CTWS") with foreign partners. OICW is a lightweight, shoulder-fired weapon to selectively replace the M16 rifle/M203 grenade launcher. The OICW is the lethality element of the Force XXI Land Warrior. The system consists of a combinatorial weapon, ballistic fire control system and thermal sight, and both a 20mm high explosive ("HE") bursting munition with a remote autonomous fuze and a 5.56mm kinetic energy round. The Company is responsible for systems integration and development of the HE ammunition and won the downselect phase of the contract in March 1998. CTWS is a non-developmental item consisting of a medium caliber gun, ammunition and an ammunition handling system. It is a candidate weapon system for the Future Scout and Cavalry System, the Advanced Amphibious Assault Vehicle and the U.K.'s Tracer vehicle programs.

         In the guided weapons area, the primary program is the Sense and Destroy Armor ("SADARM") munition. SADARM is being developed by the Company together with the prime contractor, Aerojet (a business segment of GenCorp., Inc.). SADARM has entered low rate initial production, and is presently the only tube artillery smart munition in production. The SADARM munition is used on 155mm Howitzers and combines millimeter wave and infrared sensor and signal processing technologies. In addition, SADARM is currently being evaluated for potential application to air and rocket delivery systems. The Company is also participating in a Northrop-Grumman competitive program to develop an improved seeker for the Brilliant Anti Tank ("BAT") munition Preplanned Product Improvement (BAT P3I) Program. The objective of the program is to demonstrate systems performance against cold/stationary tank and armored combat vehicle units and sparsely located Surface to Surface Transporter Erector Launcher vehicles. BAT is a hit-to-kill guided submunition intended for delivery on the battlefield by the

ATACMS missile. Downselect for the Engineering/Manufacturing Development (EMD) phase is scheduled during the fiscal year ending March 31, 1999 ("fiscal year 1999").

         New business opportunities being pursued include Advanced Fuzing, Sensors and Seekers for Smart Munitions, Scatterable Anti-Tank Systems, Next Generation Alternatives to Land Mines and Advanced Gun Weapon Systems utilizing case telescoped ammunition.

         Tactical Systems operations are conducted at Hopkins and New Brighton, Minnesota, and Janesville, Wisconsin.

         DEFENSE ELECTRONICS SYSTEMS. The Defense Electronics business area is conducted through Alliant Defense Electronics Systems, Inc., a wholly-owned subsidiary of the Company. Principal products include millimeter wave and laser radar ("LADAR") seeker technology and products, smart weapon systems, missile warning systems, electronic warfare systems, test equipment, chaff and chaff dispensing systems, and advanced imaging and document management software. Principal customers are U.S. and foreign governments. Software capabilities are marketed to both commercial and government customers.

         Major programs include the XM-1007 smart tank cartridge, the AAR-47 Missile Warning System, the Common Munitions BIT/Reprogramming Equipment ("CMBRE"), Demonstration of Advanced Solid State Laser Radar (DASSL), and the Analog-to-Digital Adaptable Recorder Input-Output (ADARIO).

         The XM-1007 is currently in development for application to a Tank Extended Range Munition (TERM) requirement that includes beyond line of sight missions using scout vehicles for target location and target designation. The Company is the sole development prime contractor for the XM-1007. Production is anticipated to begin in 2006. The Company is bidding the XM-1007 design in a competitive procurement for an Army-sponsored advanced technology application program.

         The AAR-47 Missile Warning system is a passive electro-optic threat warning device used to protect low, slow flying helicopters and fixed wing aircraft against attack from ground-to-air-missiles. The Company completed a production contract for the system and is currently engaged in a Central Processor Unit ("CPU") upgrade (both hardware and software) for improved probabilities of detection, longer warning times, and lower false alarm rates. Production deliveries of the upgraded CPU will begin in fiscal year 1999. The Company will enter a competitive bid for an upgraded, higher performance sensor to include laser warning capability early in fiscal year 1999.

         The CMBRE is a portable field tester with a common interface to support the growing U.S. inventory of smart weapons. The Company completed development ahead of contract schedule and shipped the first production units in fiscal year 1998. Fiscal year 1999 production is on-going and is expected to continue for eight years.

         LADAR is the preferred seeker technology for future precision guided weapons surpassing Imaging InfraRed ("IIR") and Synthetic Aperture Radar ("SAR"). It combines the active ranging capability of SAR with the optical resolution of IIR at a cost less than either. The Company, teamed with prime contractor, Raytheon Systems, is nearing completion of phase two of a four phase technology demonstration program for the U.S. Air Force. The team intends to pursue a competitive program for the Low Cost Autonomous Attack System (LOCAAS) during fiscal year 1999.

         The Company, through its Advanced Imaging Strategies, provides a family of software products known as DocMaestro(TM). These are state-of-the-art imaging and document management tools that provide easy access and navigation to and through electronic documents with automatic hyperlinks, and electronic documents on demand through the internet/intranet.

         New business opportunities being pursued include Sensors and Seekers for Smart Munitions and guided projectile systems.

         Defense Electronics Systems operations are conducted in Clearwater, Florida.

         UNMANNED VEHICLE SYSTEMS. The Unmanned Vehicle Systems business area is the developer and producer of the Outrider(TM) Tactical Unmanned Aerial Vehicle system. The Outrider system consists of four air vehicles, two ground control stations, one air vehicle trailer, one auxiliary trailer, and one remote video terminal. Outrider is designed to be readily deployed from land or ship deck. No external pilot is required--takeoff and landing are completely autonomous. Outrider provides real-time reconnaissance, surveillance, and target acquisition information for the armed forces using the system. The military utility assessment for Outrider is expected to be completed in the third quarter of 1998, and a decision regarding whether to proceed with low rate initial production is expected in the fall of 1998.

         Unmanned Vehicle Systems is also supporting the development of the Tactical Control System (TCS), which is a DoD program to provide joint warfighters with a surface command, control, communication and data dissemination systems for unmanned aerial vehicles.

         Unmanned Vehicle Systems operations are conducted in Hopkins, Minnesota and Hondo, Texas.

         POWER SOURCES CENTER. The Power Sources Center business area develops and manufactures specialized disposable and rechargeable batteries for use in the Company's own products, and for U.S. and foreign military and aerospace customers.

         Its principal disposable products are lithium reserve batteries, which are used in such applications as anti-tank mines and fuzes that require long-term storage capacity. The Company is developing a new miniature battery production line capable of producing six million batteries per year for artillery fuzes. The Company also produces specialty batteries, such as space-qualified battery modules for space probes such as Galileo and Huygens.

         Its principal rechargeable products are lithium-ion polymer batteries, which offer very high energy density and packaging flexibility for use where weight and space may be limited or where unique operational configurations are required. The Company is also developing a flexible manufacturing line for "wearable" lithium-ion polymer batteries for the U.S. Army. The Company has also been awarded a contract by the U.S. Navy to supply large rechargeable batteries for underwater vehicles. New business opportunities being pursued include high density flexible power sources.

         Power Sources Center operations are conducted at Horsham, Pennsylvania.

                           SPACE AND STRATEGIC SYSTEMS

         Space and Strategic Systems designs and produces solid rocket propulsion systems for space launch vehicles, strategic missile systems, provides reinforced composite structures and components for aircraft, spacecraft and space launch vehicles, and provides safety management services.

         The space propulsion business represents the largest portion of the group's sales base and includes a broad product portfolio encompassing all vehicle payload classes (small to heavy lift). The Company is presently producing solid propulsion systems for Titan IVB, Delta II, Delta III, Pegasus(R), and Taurus(R) launch vehicles. The Company produces the Titan SRMU space booster for Lockheed Martin Corporation. The SRMU serves as the strap-on propulsion system (two per vehicle) for the U.S. Air Force upgraded Titan IVB heavy-lift launch vehicle. The Company also has a follow-on contract for Titan launch operations support which extends into 2002. Delta II is a medium-lift expendable launch vehicle developed for both government and commercial applications. The Delta II launch vehicle family employs solid strap-on boosters in multiple configurations using three, four and nine motors, all of which are produced by the Company for The Boeing Company. During fiscal year 1998, Boeing awarded the Company additional production quantities for Delta II. During fiscal year 1998, the Company also completed development and is now producing, under contract to Boeing, a new, larger strap-on GEM booster for the new, enhanced medium-lift Delta III expendable launch vehicle. Each Delta III launch vehicle employs nine solid strap-on boosters, all of which are produced by the Company. The Pegasus(R) air launched vehicle is used to deploy small U.S. Government, foreign government and commercial payloads. Each Pegasus(R) vehicle contains three solid propulsion stages, all of which are produced by the Company for Orbital Sciences Corporation. The Pegasus(R) motors are also used as upper stages on Orbital Sciences' Taurus(R) ground launched vehicle. The Taurus(R) is also used to deploy small U.S. Government and commercial payloads. During fiscal year 1998, Orbital Sciences awarded the Company contracts for additional quantities of Pegasus(R) and Taurus(R) motors that will extend production into 1999.

         The strategic propulsion business, which now consists of one large production program and various operational service contracts, has been involved with substantially all of the land and sea based strategic propulsion systems since their inception. Currently, the principal strategic propulsion production program is Trident II (D5), a submarine-launched intercontinental ballistic missile composed of three solid propulsion stages. The Company, through a joint venture with the Thiokol Propulsion unit of Cordant Technologies Inc., developed and produced the first and second propulsion stages of the Trident II (D5) missile under a contract with Lockheed Martin Corporation. In 1997, the joint venture completed the qualification process to also produce the third stage of the missile. In addition to the Trident II production contract, the Company has contracts with Lockheed Martin to support both the U.S. Navy's existing fleet of Trident I (C4) missiles and the operational D5 units. The Company developed and produced the Peacekeeper third stage motor for the U.S. Air Force, and provides some continuing aging and surveillance services support to the missile system. The Company also continues to provide surveillance services to the U. S. Air Force for Minuteman third stage motors it previously produced.

         The composite structures operation designs and fabricates a broad range of structures from carbon/carbon, graphite, aramid, and glass fiber reinforced composite materials. Applications include instrument benches and dimensionally stable assemblies for satellites, space based antennae, aircraft and engine components, space launch vehicle tanks and structures, and other specialty structures. Target markets include both government and commercial users. Key programs are concentrated primarily in the commercial and government satellite, launch vehicle and aircraft segments. The Company is under contract to Lockheed Martin to develop composite cryogenic liquid hydrogen fuel tanks for the NASA X-33 Phase II reusable launch vehicle. It is also working jointly with Lockheed Martin to build the fiber-placed liquid hydrogen tank for the full-scale operational VentureStar(TM) when production begins in 2000. In addition, the Company is presently under contract to develop the inlet bypass offtake screens and composite pivot shafts on the U.S. Air Forces' F-22 fighter aircraft. The Company is also under contract to produce a counterbalance mechanism for the C-17 transport aircraft and the production of composite door springs for the Boeing Company's 767 aircraft. Other programs and opportunities include additional aircraft and engine structures, other components and assemblies for spacecraft, military land vehicles, and various structures for reusable and expendable launch vehicles.

         The safety management services business assists customers in analyzing and safeguarding against potential manufacturing hazards and in meeting both internal and external safety requirements. Primary emphasis is placed on meeting OSHA and EPA regulatory compliance.

         Space and Strategic Systems operations are conducted in Magna and Clearfield, Utah.

RAW MATERIALS

         Key raw materials used in the Company's operations include aluminum, steel, steel alloys, copper, depleted uranium, graphite fiber, hydroxy terminated polybutadiene, epoxy resins and adhesives, nitrocellulose, diethylether, x-ray film, plasticizers and nitrate esters, and ammonium perchlorate. The Company also purchases chemicals, electronic, electro-mechanical and mechanical components, subassemblies, and subsystems which are integrated with the Company's own manufactured parts for final assembly into finished products and systems.

         The Company closely monitors its sources of supply in order to assure an adequate supply of raw materials and other supplies needed in its manufacturing processes. U.S. Government contractors like the Company are frequently limited to procuring materials and components from sources of supply approved by the DoD. In addition, as defense budgets contract, suppliers of specialty chemicals and materials consider dropping low volume items from their product lines, which may require (and in the past has required) qualification of new suppliers for raw materials on key programs.

         The supply of ammonium perchlorate, a principal raw material used in the Company's operations, has been limited to two third-party sources which supply the entire domestic solid propellant industry. These two suppliers have recently entered into an agreement to combine their ammonium perchlorate businesses. Any disruption in the Company's supply of ammonium perchlorate could have a material adverse effect on the Company's results of operations or financial condition.

         The Company also presently relies on one primary supplier for its graphite fiber, which is used in the production of composite materials. Although other sources of fiber exist, the addition of a new supplier would require the Company to qualify the new sources for use on the Company's programs. Any prolonged disruption in the supply of this material or any delay as a result of the qualification of a new source could have a material adverse effect on the Company's results of operations or financial condition.

         Current suppliers of some insulation materials used in rocket motors have announced plans to close manufacturing plants and discontinue product lines. As a result, the Company will need to find replacement materials or new sources of supply for these materials, which are polymers and neoprene used in EPDM rubber insulation, and aerospace rayon used in nozzles. Difficulty finding replacement materials or new sources of supply could have a material adverse effect on the Company's results of operations or financial condition.

MANUFACTURING AND HANDLING OF EXPLOSIVE MATERIALS

         Certain of the Company's products, including those relating to propulsion systems, propellants, ammunition and artillery systems, involve the manufacture and/or handling of a variety of explosive materials. From time to time in the past, such manufacturing and/or handling has resulted in explosive incidents which have temporarily shut down or otherwise disrupted certain of the Company's manufacturing processes, thereby causing production delays. There can be no assurance that the Company will not experience such incidents in the future or that any such incidents will not result in production delays or otherwise have a material adverse effect on the Company's results of operations or financial condition.

MAJOR CUSTOMERS - U.S. GOVERNMENT

         The Company's sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. The various U.S. Government customers, which include the U.S. Army, Navy and Air Force, exercise independent purchasing decisions, and sales to the U.S. Government generally are not regarded as constituting sales to one customer, but instead, each contracting entity is considered to be a separate customer.

         U.S. Government sales, including sales to U.S. Government prime contractors, for fiscal year 1998, fiscal year 1997 and fiscal year 1996, were $879.1, $884.7 million, and $887.5 million, respectively. During fiscal year 1998, approximately 82 percent of the Company's sales were derived from contracts with the U.S. Government or U.S. Government prime contractors.

         Approximately 50% of the Company's fiscal year 1998 net sales were derived from prime contractor activities and approximately 50% from subcontractor activities. Approximately 43% of such sales were derived from business with the U.S. Army, 20% from the U.S. Air Force, 11% from the U.S. Navy, and 26% from other government, commercial or international sources. The Company's top ten contracts accounted for approximately 61% of its fiscal year 1998 net sales. During fiscal year 1998, sales to each of Lockheed Martin Corporation and The Boeing Company and their respective affiliates accounted for more than 10% of the Company's sales. These sales related to multiple contracts and, in the case of Boeing, included commercial contracts.

         This significant reliance upon contracts related to U.S. Government programs entails inherent risks, including risks particular to the defense industry, which are summarized below.

         REDUCTIONS OR CHANGES IN MILITARY EXPENDITURES. The overall U.S. defense budget declined in real terms from the mid-1980's through the early 1990's. Although U.S. defense budgets have recently stabilized, future levels of defense spending cannot be predicted with certainty and further declines in U.S. military expenditures could materially adversely affect the Company's results of operations and financial condition. The impact of possible further declines in the level of defense procurement on the Company's results of operations and financial condition will depend upon the timing and size of the changes and the Company's ability to mitigate their impact with new business, business consolidations or cost reductions. The loss or significant curtailment of a material program in which the Company participates could materially adversely affect the Company's future results of operations and financial condition.

         CONTRACT TERMINATION. All of the Company's U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or in the event of a default by the contractor. Cost-plus contracts provide that, upon termination, the contractor is entitled to reimbursement of its allowable costs, and, if the termination is for convenience, payment of a total fee proportionate to the percentage of the work completed under the contract. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government, and, if the termination is for convenience, for payment of fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default, however, (i) the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government, (ii) the U.S. Government is not liable for the contractor's costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contract, and (iii) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

         Termination for convenience provisions provide only for the recovery by the Company of costs incurred or committed, settlement expenses and profit on work completed prior to termination. Termination for default provisions may render the contractor liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

         LOSS OF APPROPRIATIONS. In addition to the right of the U.S. Government to terminate contracts for convenience or default, such contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. In addition, most U.S. Government contracts are subject to modification in the event of changes in funding. Any failure by Congress to appropriate additional funds to any program in which the Company participates, or any contact modification as a result of funding changes could materially delay or terminate such program and, therefore, have a material adverse effect on the Company's results of operations or financial condition.

         PROCUREMENT AND OTHER RELATED LAWS AND REGULATIONS. The Company is subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for ongoing U.S. Government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of munitions and other controlled products and commodities, and any significant violations of any other federal law, could subject the Company or one or more of its businesses to potential contract termination, civil and criminal penalties, and under certain circumstances, suspension and debarment from future U.S. Government contracts for a specified period of time. Any such actions could have a material adverse effect on the Company's results of operations or financial condition.

         Under U.S. Government regulations, the Company, as a government contractor, is subject to audit and review by the U.S. Government of performance of, and the accounting and general practices relating to, U. S. Government contracts. The costs and prices under such contracts may be subject to adjustment based upon the results of such audits. To date, such audits have not had a material effect on the Company's results of operations or financial condition; however, no assurance can be given that future audits will not have a material adverse effect on the Company's results of operations or financial condition.

         In addition, licenses are required from U.S. Government agencies for export from the United States of many of the Company's products. Accordingly, certain of the Company's products currently are not permitted to be exported.

         COMPETITIVE BIDDING. The Company obtains military contracts through either competitive bidding or sole-sourced procurement. Contracts from which the Company has derived and expects to derive a significant portion of its sales were or will be obtained through competitive bidding in which, in many instances, numerous bidders participated or will participate. There can be no assurance that the Company will continue to be successful in having its bids accepted or, if accepted, that awarded contracts will be profitable. In addition, inherent in either procurement process is the risk that if a bid is submitted and a contract is subsequently awarded, actual performance costs may exceed the projected costs upon which the submitted bid or contract price was based. To the extent that actual costs exceed the projected costs on which bids or contract prices were based, the Company's profitability could be materially adversely affected.

         TYPES OF CONTRACTS. The Company's U.S. Government business is performed under cost-plus contracts (cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award fee) and under fixed-price contracts (firm fixed-price, fixed-price incentive, or fixed-price-level-of-effort), which accounted for the following portions of the Company's U.S. Government business in fiscal year 1998:

   COST-PLUS CONTRACTS:
        Cost-plus-fixed-fee                                     20%
        Cost-plus-incentive-fee/cost-plus-award-fee             17%        37%
   FIXED-PRICE CONTRACTS:
        Firm fixed-price                                        55%
        Fixed-price incentive/fixed-price-level-of-effort        8%        63%
                                                                          ----
             TOTAL ..................................................     100%


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

         Under firm fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the costs of performing the contract. Fixed-price incentive contracts are fixed-price contracts providing for adjustment of profit and establishment of final contract prices by a formula based on the relationship which final total costs bear to total target cost. The final contract price under a fixed-price incentive contract is a function of cost, which may be affected by schedule and performance. Fixed-price-level-of-effort contracts are generally structured with a fixed price per labor hour subject to the customers' labor hour needs up to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns which could have a material adverse effect on the Company's results of operations or financial condition. In addition, certain costs, including certain financing costs, portions of research and development costs, and certain marketing expenses related to the preparation of competitive bids and proposals and international sales, are not reimbursable under U.S. Government contracts. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.

         OTHER. In addition, the Company, like all defense contractors, is subject to risks associated with uncertain cost factors related to scarce technological skills and components, the frequent need to bid on programs in advance of design completion (which may result in unforeseen technological difficulties and/or cost overruns), the substantial time and effort required for relatively unproductive design and development, design complexity, rapid obsolescence and the potential need for design improvement.

COMPETITION

         The Company encounters intense competition for its contracts from numerous other companies. Some of these companies, particularly those competitors outside the Company's core business areas, have financial, technical, marketing, manufacturing, distribution and other resources substantially greater than those of the Company. The Company's ability to compete for these contracts depends to a large extent on the effectiveness and innovativeness of its research and development programs, its ability to offer better program performance than its competitors at a lower cost, and its readiness in facilities, equipment and personnel to undertake the programs for which it competes. In some instances, programs are sole sourced or work directed by the U.S. Government to a single supplier. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government should choose to reopen the particular program to competition. The Company's principal sole source contracts are for the following programs: Trident (D5) missile (through the joint venture with the Thiokol Propulsion unit of Cordant Technologies Inc.), Titan IV SRMU space boosters, AGM-130 and SFW propulsion systems, M830A1 multi-purpose tank ammunition round, Volcano mine and M758 fuze for medium caliber ammunition, the M732A2 proximity fuze, and the M734/M735 mortar fuzes.

         The Company generally faces competition from a number of competitors in each business area. However, Primex Technologies, Inc. is the principal competitor in the Conventional Munitions Ammunition Systems business area for medium caliber ammunition and tank ammunition, and the sole domestic competitor for commercial gun powders produced by the Conventional Munitions Ordnance business unit. The Company shares the production of tank ammunition training rounds with Primex, and Primex is currently the sole source for the M829A2 Kinetic Energy round, while the Company is the sole source for the M830A1 multi-purpose round. The Company also shares the 25mm and 30mm medium-caliber ammunition market with Primex, its sole domestic competitor.

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

RESEARCH AND DEVELOPMENT

         The expense incurred on Company-sponsored research and development activities related to new products or services and the improvement of existing products or services was $12.4, $16.2, and $14.1 million for fiscal year 1998, fiscal year 1997, and fiscal year 1996, respectively. The expense incurred during the same periods for research and development activities that were customer-sponsored (primarily funded by the U.S. government) was $241.6, $231.3, and $281.8, million, respectively.

BACKLOG

         The aggregate amount of contracted backlog orders on April 1, 1998, and April 1, 1997, was $1,700.7, and $1,438.9 million, respectively. It is expected that approximately 78 percent of sales during the fiscal year ending March 31, 1999, will fill orders that were in backlog at April 1, 1998. The backlog represents the value of contracts for which goods and services are yet to be provided. The backlog consists of firm contracts and although they can be and sometimes are modified or terminated, the amount of modifications and terminations historically has been limited compared to total contract volume. In May 1998, the Company received orders from Boeing aggregating $750 million for the production of solid rocket boosters for Delta space launch vehicles. These orders are not expected to have a material impact on fiscal year 1999 sales.

SEASONALITY

         The Company's business is not seasonal in nature. However, since the Company's sales on certain production contracts are not recorded until product is delivered to the customer, extra effort is expended to complete and deliver product prior to fiscal year end, which has typically resulted in higher sales in the fourth fiscal quarter.

EXPORT SALES

         Export sales from the United States to unaffiliated customers for the Company were $33.2, $58.0, and $58.5 million, for fiscal year 1998, fiscal year 1997, and fiscal year 1996, respectively.

EMPLOYEES

         As of March 31, 1998, the Company employed approximately 6,550 active employees (including approximately 1,050 employees of government-owned company-operated facilities), of which approximately 2,150 were covered by collective bargaining agreements. Set forth below is a table indicating the number of such agreements, the number of employees covered and the expiration dates of the agreements:

                                  NUMBER OF    EXPIRATION    NUMBER OF EMPLOYEES
LOCATION                          CONTRACTS       DATE           REPRESENTED
--------                          ---------       ----           -----------
Rocket Center, WV...............      2         8/14/00             213
                                                9/14/00               9
Magna, UT.......................      1         2/15/99             239
Janesville, WI..................      1         3/21/01             356
Minneapolis, MN area............      1         9/30/99             294
Radford, VA.....................      2        10/06/98           1,001
DeSoto, KS......................      1        11/18/98              34

         Although relations between the Company and its unionized and non-unionized employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be concluded without work stoppages.

PATENTS

         As of March 31, 1998, the Company owned approximately 265 U.S. patents, approximately 210 foreign patents, and had approximately 55 U.S. patent applications and 100 foreign patent applications pending. Although the conduct of the Company's business involves the manufacture of various products that are covered by patents, the Company's management does not believe that any one single existing patent or license or group of patents is material to the success of its business as a whole. Management believes that research, development and engineering skills also make an important contribution to the Company's business. The U.S. Government typically receives royalty-free licenses to inventions made under U.S. Government contracts, with the Company retaining all other rights, including all commercial rights, with respect to such inventions. In addition, the Company's proprietary information is protected through the requirement that employees execute confidentiality agreements as a condition of employment, and the Company's policy of protecting proprietary information from unauthorized disclosure.

ENVIRONMENTAL MATTERS

         The Company's operations and ownership or use of real property are subject to a number of federal, state and local environmental laws and regulations. For example, under the federal

Clean Water Act (CWA), the Company's facilities may be required to obtain permits and to construct pollution control equipment to reduce the levels of pollutants being discharged into surface waters. Under the federal Clean Air Act
(CAA), the Company's facilities may be required to obtain permits and install pollution control equipment to limit the emission of various kinds of air pollutants. The Company may also be required to comply with the provisions of the federal Resource Conservation and Recovery Act (RCRA) which regulates the generation, storage, handling, transportation, treatment and disposal of hazardous and solid wastes. In addition, the Company could be subject to the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which imposes liability for the cleanup of releases of hazardous substances. Such liability may involve, for example, releases at off-site locations as well as at presently and formerly owned or leased facilities. Environmental laws and regulations change frequently, and it is difficult to predict what impact these environmental laws and regulations may have on the Company in the future. When the Company becomes aware of environmental concerns for which it is potentially liable, the Company works with the various governmental agencies in investigating the situation, proposing remedial and/or corrective action and performing the agreed-upon action without unreasonable delay.

         To date, these environmental laws and regulations have not had a material adverse effect on the Company's results of operations or financial condition. It is difficult to predict whether and to what extent these environmental laws and regulations may impact the Company's results of operations or financial condition in the future. Due to the nature of the Company's operations, the Company is involved from time to time in legal proceedings involving remediation of environmental contamination from past or present operations or use or ownership of real property, as well as compliance with environmental requirements applicable to ongoing operations. The Company may also be subject to fines and penalties, toxic tort suits or other third party lawsuits due to its or its predecessors' present or past use of hazardous substances or the alleged contamination of the environment through past or present operations. There can be no assurance that material costs or liabilities will not be incurred in connection with any such proceedings or claims.

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

YEAR 2000 COMPLIANCE

         The Company utilizes a significant number of computer hardware and software programs and operating systems across its entire organization, including applications used in manufacturing, product development, financial business systems and various administrative functions. To the extent that this hardware and software contains source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even replacement, of such applications will be necessary.

         The Company's process for becoming "Year 2000" compliant includes activities to increase awareness of the issue across the Company, assess where the Company has issues, determine proposed resolutions, validate those proposed resolutions, and finally, implement the agreed-upon resolutions. The Company has substantially completed its assessment of applications within the Company that are not Year 2000 compliant and is in varying stages of determining appropriate resolutions to the issues identified. The Company currently expects to complete all relevant internal hardware and software modifications and testing by early 1999. In addition, the Company has initiated formal communications with all of its significant suppliers and customers to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted to Year 2000 compliant systems in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         Given information known at this time about the Company's systems having such issues, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications, as necessary, it is currently expected that Year 2000 costs, the majority of which are expected to be incurred in fiscal year 1999, will not have an impact exceeding a range of $5-10 million on the Company's liquidity or results of operations. These costs include incremental personnel costs, consulting costs, and costs for modification of existing hardware and software. The costs of the project and the timing in which the Company believes it will complete the necessary Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, success of the Company in identifying systems and programs having Year 2000 issues, the nature and amount of programming required to upgrade or replace the affected programs, the availability and cost of personnel trained in this area, and the extent to which the Company might be adversely impacted by the failure of third parties (suppliers, customers, etc.) to remediate their own Year 2000 issues. Failure by the Company and/or its suppliers and customers (in particular, the U.S. Government, on which the Company is materially dependent) to complete Year 2000 compliance work in a timely manner could have a material adverse effect on the Company's operations.

ADDITIONAL INFORMATION

         Incorporated herein by reference are the following portions of the Annual Report:

                                                                 PAGE NUMBER(S)
PORTION OF ANNUAL REPORT                                        IN ANNUAL REPORT
Conventional Munitions..........................................       7-9
Space and Strategic Systems.....................................     11-13
Defense Systems.................................................     15-17
Selected Financial Data.........................................       18
Discontinued Operations.........................................       21
Contingencies--Environmental Matters............................     23-24
Year 2000.......................................................     25-26
Risk Factors....................................................       26
Long-Term Contracts.............................................       31
Environmental Remediation and Compliance........................       31
Note 6 of Notes to Financial Statements.........................       33
Note 14 of Notes to Financial Statements........................     40-41
Note 15 of Notes to Financial Statements........................     41-42
Note 16 of Notes to Financial Statements........................       42
Summary Business Group Descriptions (Business Overview; Sales
     as a Percent of Total Company Revenues; Our Customers; Our    Inside Back
     Competitive Strengths; Our Major Programs and Products)....  Cover Foldout


ITEM 2. PROPERTIES

         At March 31, 1998, the Company occupied manufacturing/assembly, warehouse, test, research and development and office properties having an aggregate floor space of approximately 12 million square feet, which either is owned or leased by the Company, or is occupied under facilities contracts with the U.S. Government. The following table provides summary information regarding these properties, and indicates whether they are used principally by Conventional Munitions ("CM"), Defense Systems ("DS"), and/or Space and Strategic Systems ("SSS"):

                                                                      GOVERNMENT
                                    OWNED       LEASED    OWNED (2)      TOTAL
                                   -------      -------    -------      -------
     PRINCIPAL PROPERTIES(1)                (THOUSANDS OF SQUARE FEET)
     -----------------------
Florida
       Clearwater (DS) ........      --           112        --           112
Illinois
       Wilmington (CM) ........      --          --           440         440
Iowa
       Burlington (CM) ........      --            40        --            40
Kansas
       DeSoto (CM) ............      --          --           730         730
Minnesota
       Elk River (CM) .........       143        --          --           143
       Hopkins (CM/DS)(3) .....       536        --          --           536
       New Brighton (CM/DS) ...      --          --         1,522       1,522
New Jersey
       Totowa (CM) ............        93          20        --           113
Pennsylvania
       Horsham (DS) ...........      --            53        --            53
Tennessee
       Toone (CM) .............       224        --          --           224
Texas
       Hondo (DS) .............      --            27        --            27
Utah
       Clearfield (SSS) .......      --           606        --           606
       Magna (SSS) ............     1,810        --           518       2,328
       Tekoi (SSS) ............      --            25        --            25
Virginia
       Radford (CM) ...........      --          --         3,809       3,809
West Virginia
       Rocket Center (CM) .....        96        --           915       1,011
Wisconsin
       Janesville (DS) ........       212        --          --           212
                                  -------     -------     -------     -------
                    Subtotal ..     3,114         883       7,934      11,931

      OTHER PROPERTIES(4)
                                                                      -------
CM/DS/SSS .....................      --            27        --            27
                                  -------     -------     -------     -------
                    Subtotal ..      --            27        --            27
                                  -------     -------     -------     -------
       TOTAL ..................     3,114         910       7,934      11,958
                                  =======     =======     =======     =======
                                      (26%)        (8%)       (66%)      (100%)

------------------------------------

(1) Excludes properties in the following states aggregating 276,100 square feet of space that is owned or leased, but is no longer occupied by the Company:
     Colorado (265,000 owned square feet, 170,100 square feet of which is leased); and Virginia (11,100 leased square feet, which is subleased).

(2) These properties are occupied rent-free under five-year facilities contracts that require the Company to pay for all utilities, services, and maintenance costs.

(3)  This facility also serves as the Company's corporate headquarters.

(4) Principally sales and other offices, each of which has less than 10,000 square feet of floor space.

         In addition to the properties listed above, the Company owns proving grounds totaling 3,045 acres, with several small storage and testing buildings, in Elk River, Minnesota, and 1,200 acres of undeveloped land in Hot Springs, South Dakota. The Company leases an aggregate of 1,400 acres of land in Socorro, New Mexico for use as a test range and load-assemble-and-pack facilty, and 27 acres of land in Hondo, Texas for use as an airstrip for flight testing.

         Since the Spin-off, the Company has implemented a significant program of consolidating its operations and facilities, due in part to an underutilization of facilities. The Company continues to explore opportunities for further facility consolidations. The Company considers its properties to be in generally good condition and adequate for the needs of its business.

         Incorporated herein by reference are the following portions of the Annual Report:

                                                                 PAGE NUMBER(S)
PORTION OF ANNUAL REPORT                                        IN ANNUAL REPORT

Restructuring and Facility Closure Charges.....................       20

Property and Depreciation......................................       31

Note 4 of Notes to Financial Statements........................       32

Note 11 of Notes to Financial Statements.......................       37

Note 12 of Notes to Financial Statements.......................       37

Facilities and Offices.........................................       47


ITEM 3. LEGAL PROCEEDINGS

         At the time of its acquisition, HAC was involved in two lawsuits alleging violations of the False Claims Act (known as "QUI TAM" actions) brought by former employees who had been subject to a HAC reduction-in-force. The first QUI TAM action captioned UNITED STATES EX REL., KATHERINE A. COLUNGA, ET. AL. V. HERCULES INCORPORATED (the "Colunga Case") was filed in the U.S. District Court for the District of Utah, Central Division. The first complaint was filed under seal on October 24, 1989. The second amended complaint was filed on April 16, 1992. With respect to the first QUI TAM action, the alleged false claims appear to be principally based on an allegedly deficient quality control program. Hercules' management has advised the Company that it does not believe that alleged recordkeeping violations provide a valid basis for statutory penalties when viewing the integrity of the overall quality control process. The second QUI TAM action captioned UNITED STATES EX REL., BENNY D. HULLINGER, ET. AL. V. HERCULES INCORPORATED was filed under seal in the U.S. District Court for the District of Utah, Central Division. The original complaint was filed under seal on March 11, 1992, and removed from under seal on August 15, 1994. The first amended complaint was filed on November 9, 1994. The complaint alleges various causes of action, including labor and material mischarging and misuse of special tooling and government property. Damages are not specified. The U.S. Government investigated both QUI TAM cases and declined to take part in either lawsuit.

         Pursuant to the terms of the Purchase Agreement, all liability associated with and all responsibility for continuing defense of litigation incurred in the ordinary course of business of HAC has been assumed by the Company, except for the QUI TAM lawsuits described above. In addition, pursuant to the terms of the Purchase Agreement, the Company has agreed to indemnify and reimburse Hercules for a portion of the claims arising out of, relating to, or incurred in connection with Hercules' QUI TAM lawsuits. Specifically, the Company has agreed to indemnify and reimburse Hercules for a portion of the claims (collectively, the "Litigation Claims") arising out of, relating to, or incurred in connection with the above HAC QUI TAM actions (collectively, the "Hercules Actions"). On May 15, 1998, Hercules announced an agreement to settle the Colunga Case, subject to Court approval. The Company's liability to Hercules for the Litigation Claims (other than with respect to Litigation Claims consisting of external attorney's and investigative fees and related costs and expenses (collectively, the "Legal Costs")) is limited to approximately $4 million. The Company also has agreed to reimburse Hercules for 40 percent of all Legal Costs incurred from and after the closing of the HAC Acquisition with respect to the Hercules Actions. The Company and Hercules have also entered into a Joint Defense Agreement with respect to the Hercules Actions.

         In March 1997 the Company received a partially unsealed complaint, filed on an unknown date, in a QUI TAM action by a former employee alleging violations of the False Claims Act. The action alleges labor mischarging to the Intermediate Nuclear Force ("INF") contract and other contracts at the Company's Bacchus Works facility in Magna, Utah. Damages are not specified. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the Purchase Agreement. In March 1998, the Company and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with relator's attorney's fees of $150,000 each, which amounts were paid in April 1998. As a result of this settlement, the Department of Justice will not intervene in the remaining portion of the complaint.

         The Company is a defendant in a patent infringement captioned THIOKOL CORPORATION (NOW KNOWN AS CORDANT TECHNOLOGIES INC.) VS. ALLIANT TECHSYSTEMS INC. AND HERCULES INCORPORATED, which was filed in the U.S. District Court for the District of Delaware on November 15, 1995, and which the Company believes is without merit. The plaintiff alleges that the rocket motor insulation used by the Company in certain rocket motors infringes a patent owned by the plaintiff. The complaint seeks trebling of any damages that may be awarded based upon an allegation of deliberate and willful infringement. The complaint does not quantify the amount of damages sought. Through an analysis of an October 27, 1997 court filing, the Company believes that, based upon an economist's expert testimony, the plaintiff may seek lost profits, interest and costs of approximately $240 million. Even if the Company is found liable, it believes that damages should be based upon a reasonable royalty of less than $5 million. The Company's motion for summary judgment in the case was denied by the court, which bifurcated the trial, with the liability issue being tried first and, if liability is found, the damages issue being tried second. The liability issue was tried in January 1998, after which the court requested, and the parties submitted, post-trial briefs. A decision on the liability issue is not expected for several months. In the judgment of the Company's management, the case will not have a material adverse effect upon the Company's future financial condition or results of operations. However, there can be no assurance that the outcome of the case will not have a material adverse effect on the Company.

         The Company has also been served with a complaint in a civil action captioned UNITED STATES V. ALLIANT TECHSYSTEMS INC. and filed in the U.S. District Court for the District of Minnesota, alleging violations of the False Claims Act, the Truth in Negotiations Act, and common law and equitable theories of recovery. The complaint was filed March 10, 1997, and relates to a contract for the AT4 shoulder-fired weapon. The complaint alleges that the contract in question was defectively priced. Based upon documents provided to the Company in connection with the action, the Company believes that the U.S. Government may seek damages and penalties of approximately $5 million.

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

         Incorporated herein by reference is the following portion of the Annual
Report:

                                                                PAGE NUMBER(S)
PORTION OF ANNUAL REPORT                                       IN ANNUAL REPORT
Contingencies--Environmental Matters..........................      23-24
Contingencies--Litigation.....................................      24-25
Environmental Remediation and Compliance......................       31
Note 6 of Notes to Financial Statements.......................       33
Note 14 of Notes to Financial Statements......................      40-41
Note 16 of Notes to Financial Statements......................       42


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their ages and positions (in each case as of June 1, 1998) are as follows:


       NAME (AGE)                       POSITION (DATE BECAME EXECUTIVE OFFICER)

Richard Schwartz (62)......    Chairman of the Board and Chief Executive Officer (January 9, 1995)
Peter A. Bukowick (54).....    President and Chief Operating Officer (March 15, 1995)
Robert E. Gustafson (49)...    Vice President--Human Resources (July 22, 1996)
Galen K. Johnson (44)......    Vice President and Treasurer (May 27, 1992)
Richard N. Jowett (53).....    Vice President--Investor Relations and Public Affairs (May 11, 1998)
William R. Martin (57).....    Vice President--Washington, D.C. Operations (January 8, 1996)
Mark L. Mele (41)..........    Vice President--Strategic Planning (May 11, 1998)
Scott S. Meyers (44).......    Vice President and Chief Financial Officer (March 1, 1996)
Paula J. Patineau (44).....    Vice President and Controller (January 29, 1997)
Paul A. Ross (61)..........    Group Vice President--Space and Strategic Systems (April 1, 1997)
Don L. Sticinski (46)......    Group Vice President--Defense Systems (March 1, 1998)
Nicholas G. Vlahakis (50)..    Group Vice President--Conventional Munitions (December 1, 1997)
Daryl L. Zimmer (55).......    Vice President and General Counsel (September 28, 1990)
Charles H. Gauck (59)......    Secretary (September 28, 1990)


         Each of the above individuals serves at the pleasure of the Company's Board of Directors, and is subject to reelection annually on the date of the Company's Annual Meeting of stockholders. No family relationship exists between any of the executive officers or between any of them and any director of the Company. Information regarding the five-year employment history (in each case with the Company unless otherwise indicated) of each of the executive officers is set forth below.

         Mr. Schwartz has been Chairman of the Board since January 1997 and Chief Executive Officer since January 1995. He also served as President from Janury 1995 until May 1998. Prior to joining the Company in January 1995, he was Executive Vice President of Hercules since January 1991 and the President of HAC since October 1989, in each case until January 1995. He also served as a director of Hercules from 1989 until January 1995.

         Mr. Bukowick has been President since May 1998, and Chief Operating Officer since September 1997. From April 1997 until May 1998 he served as Executive Vice President, and from March 1995 until April 1997, he was Group Vice President - Aerospace Systems. Prior to that, he was President PRO TEMPORE of HAC from January 1995 until March 1995, and Vice President, Technology of HAC from 1992 until December 1994.

         Mr. Gustafson has held his present position since July 1996. From the Spin-off until July 1996 he served as Director of Compensation and Benefits.

         Mr. Johnson has been Vice President since April 1997 and Treasurer since May 1992.

         Mr. Jowett has held his present position since May 1998. Prior to that he was Director of Investor Relations since April 1993.

         Mr. Martin has held his present position since January 1996. From March 1995 until January 1996, he served as Vice President - Business Development of the Company's Aerospace Systems Group. From July 1991 until March 1995 he served as Vice President - Business Development and Washington Office Operations of HAC.

         Mr. Mele has held his present position since May 1998. Prior to that he was Director, Business Planning since March 1995. From February 1993 until March 1995, he served as Manager, New Product Development of HAC.

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

         Mr. Sticinski has held his present position since March 1998. From April 1997 until March 1998, he served as Vice President - Operations of the Company's Space and Strategic Systems Group. From March 1995 until April 1997, he served as Vice President - Operations, Space and Strategic Division, of the Company's Aerospace Systems Group. Prior to that, he was Vice President - Titan Projects of HAC from April 1993 until March 1995.

         Mr. Vlahakis has held his present position since December 1997. From April 1997 until December 1997, he served as Vice President and General Manager
- Ordnance of the Company's Conventional Munitions Group. From March 1995 until April 1997, he served as Vice President and General Manager - Ordnance of the Company's Aerospace Systems Group. From 1993 until March 1995, he was Vice President and General Manager of HAC's tactical propulsion facility. From 1991 until 1993, he was Vice President of HAC's Expendable Launch Vehicle Group.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Company Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol ATK. The following table sets forth the high and low sales prices of the Common Stock for each full quarterly period within the two most recent fiscal years, as reported on the NYSE Composite Tape:


                        PERIOD                              HIGH          LOW
Fiscal year ended March 31, 1998:
         Quarter ended June 29, 1997.....................  $52.8125     $40.50
         Quarter ended September 28, 1997................   69.00        51.4375
         Quarter ended December 28, 1997.................   65.6875      53.75
         Quarter ended March 31, 1998....................   65.00        55.00

Fiscal year ended March 31, 1997:
         Quarter ended June 30, 1996.....................  $49.125      $43.75
         Quarter ended September 29, 1996................   53.50        46.25
         Quarter ended December 29, 1996.................   57.375       47.625
         Quarter ended March 31, 1997....................   54.75        42.00


         The number of holders of record of Company Common Stock as of May 31, 1998, was 12,006.

         The Company has not, since the Spin-off, paid cash dividends. The Company's dividend policy will be reviewed by the Board of Directors of the Company at such future times as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be limited by covenants contained in its bank Credit Agreement (the "Credit Agreement") and the Indenture pursuant to which its 11-3/4% Senior Subordinated Notes due 2003 (the "Notes") were issued (collectively, the "Debt Agreements"). The Credit Agreement, as amended and restated in November 1996, currently limits the aggregate sum of dividends plus certain other restricted payments incurred after March 31, 1995 to an amount equal to the sum of (i) $110 million, plus (ii) 50% of cumulative quarterly net income, as defined, after March 31, 1997. The Notes limit the Company's dividends and certain other restricted payments to an amount equal to 50% of cumulative quarterly net income, as defined, after March 31, 1995, provided that after such payments the Company's ratio of earnings (before interest, taxes, depreciation and amortization) to fixed charges equals or exceeds three to one. The Debt Agreements also prohibit dividend payments if loan defaults exist or certain financial covenant ratios are not maintained.

         Incorporated herein by reference are the following portions of the Annual Report:

                                                                 PAGE NUMBER(S)
PORTION OF ANNUAL REPORT                                        IN ANNUAL REPORT

Consolidated Income Statements-- Basic and diluted earnings (loss)
     per common and common equivalent share.........................   28

Earnings Per Share Data.............................................   32

Note 7 of Notes to Financial Statements.............................  33-34


ITEM 6. SELECTED FINANCIAL DATA

         Incorporated herein by reference is the following portion of the Annual
Report:

                                                               PAGE NUMBER(S)
PORTION OF ANNUAL REPORT                                      IN ANNUAL REPORT

Selected Financial Data.......................................      18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference is the following portion of the Annual
Report:

                                                              PAGE NUMBER(S)
PORTION OF ANNUAL REPORT                                     IN ANNUAL REPORT

Management's Discussion and Analysis.........................     19-26

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference are the following portions of the Annual
Report:

                                                               PAGE NUMBER(S)
PORTION OF ANNUAL REPORT                                      IN ANNUAL REPORT

Financial Highlights..........................................       1

Report of Independent Auditors................................      27

Report of Management..........................................      27

Consolidated Income Statements................................      28

Consolidated Balance Sheets...................................      29

Consolidated Statements of Cash Flows.........................      30

Notes to the Consolidated Financial Statements................     31-44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the executive officers of the Company is set forth following Item 4 in Part I of this Report. The other information required by this Item will be included in the definitive proxy statement for the 1998 Annual Meeting of stockholders (the "Proxy Statement"), to be filed within 120 days after the Company's fiscal year ended March 31, 1998, and is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

                                                 ANNUAL REPORT
                                                      PAGE          FORM 10-K
                                                     NUMBER(S)     PAGE NUMBER
1. FINANCIAL STATEMENTS (incorporated by reference
   from the Annual Report):
     Financial Highlights............................    1
     Report of Independent Auditors..................   27
     Consolidated Income Statements..................   28
     Consolidated Balance Sheets.....................   29
     Consolidated Statements of Cash Flows...........   30
     Notes to the Consolidated Financial Statements..  31-44

2. FINANCIAL STATEMENT SCHEDULES (included
   in this Report):
   Independent Auditors' Report......................................  39
   Schedules:
       II   -  Valuation Reserves....................................  40

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

4.2.2* Rescission Agreement, dated as of May 26, 1993, between the Registrant and Chemical Bank (Exhibit 4.2.2 to the FY93 Form 10-K).

4.2.3* Second Amendment to Rights Agreement, dated as of October 28, 1994, between the Registrant and Chemical Bank (Exhibit 4 to Form 8-K dated October 28, 1994 (the "October 1994 Form 8-K")).

4.3* Indenture, dated as of March 1, 1995, between the Registrant and First Bank National Association, as trustee (including a form of Initial Note) (Exhibit 4.1 to the Form S-4).

4.4*         Form of Exchange Note (Exhibit 4.2 to the Form S-4).

4.5* Registration Rights Agreement, dated as of March 14, 1995, among the Registrant, the Lenders referred to therein, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Chemical Bank, as Administrative Agent (Exhibit 4.3 to the Form S-4).

 EXHIBIT                DESCRIPTION OF EXHIBIT (AND DOCUMENT FROM
 NUMBER              WHICH INCORPORATED BY REFERENCE, IF APPLICABLE)

4.6* Amended and Restated Credit Agreement dated as of March 15, 1995 and amended and restated as of November 14, 1996 (the "Amended and Restated Credit Agreement") among the Registrant, the Lenders referred to therein, Morgan Guaranty Trust Company of New York, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent (including forms of Note, Assignment and Assumption Agreement, and Amended and Restated Subsidiary Guaranty Agreement (Exhibit 4 to Form 8-K dated November 14, 1996).

4.6.1* Amendment dated as of November 7, 1997 to the Amended and Restated Credit Agreement (Exhibit 4 to Form 8-K dated October 27, 1997).

4.6.2 Waiver and Amendment No. 2 dated January 29, 1998 to the Amended and Restated Credit Agreement.

4.7* Security Agreement, dated as of March 15, 1995, between the Registrant and J.P. Morgan Delaware, as Collateral Agent (without exhibits) (Exhibit 10.4 to the Form S-4).

4.8* Patent Security Agreement, dated as of March 15, 1995, between the Registrant and J.P. Morgan Delaware, as Collateral Agent (without exhibits) (Exhibit 10.5 to the Form S-4).

4.9* Pledge Agreement, dated as of March 15, 1995, between the Registrant and J.P. Morgan Delaware, as Collateral Agent (Exhibit
             10.6 to the Form S-4).

4.10* Purchase Agreement, dated March 7, 1995, among the Registrant and the Initial Purchasers (Exhibit 10.37 to the Form S-4).

10.1* Distribution Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.1 to Amendment No. 2 to the Form 10).

10.2* Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1 to the Form 10).

10.3* Intellectual Property Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.4 to Amendment No. 2 to the Form 10).

10.3.1* Amendment No. 1 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.1 to the FY92 Form 10-K).

10.3.2* Amendment No. 2 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.2 to the FY92 Form 10-K).

 EXHIBIT                DESCRIPTION OF EXHIBIT (AND DOCUMENT FROM
 NUMBER              WHICH INCORPORATED BY REFERENCE, IF APPLICABLE)

10.3.3* Amendment No. 3 to Intellectual Property Agreement, dated July 30, 1992 (Exhibit 10.4.3 to Form 10-Q for the quarter ended October 3,
             1993).

10.4* Tax Sharing Agreement, dated as of September 28, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2 to the Form 10).

10.5* Government Subpoena Agreement between Honeywell Inc. and the Registrant (Exhibit 10.11 to Amendment No. 2 to the Form 10).

10.6*# Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended October 2, 1994 (the "FY95 Second Quarter Form 10-Q")).

10.6.1*# Form of Non-Qualified Stock Option Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended July 4, 1994).

10.6.2*# Form of Non-Qualified Stock Option Agreement (Exhibit 10.35 to Form 10-K for the fiscal year ended March 31, 1996 (the "FY96 Form 10-K")).

10.6.3*# Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended June 29, 1997 (the "FY98 First Quarter Form 10-Q")).

10.7*# Alliant Techsystems Inc. LSAR Option Loan Program (Exhibit 10.1 to Form 10-Q for the quarter ended December 28, 1997 (the "FY98 Third Quarter Form 10-Q")).

10.7.1*# Form of Promissory Note and Stock Pledge Agreement (Exhibit 10.2 to the FY98 Third Quarter Form 10-Q).

10.8*# Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form
             10).

10.9#        Executive Split Dollar Life Insurance Plan.

10.9.1#      Executive Life Insurance Agreement.

10.9.2#      Split Dollar Life Insurance Agreement.

10.10*# Form of Retention Agreement between the Registrant and certain of its officers (Exhibit 10.18 to Amendment No. 1 to the Form 10).

10.11*# Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Appendix D to Proxy Statement, dated February 11, 1995).

10.12*# Form of Non-Qualified Stock Option Agreement (Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1990 (the "1990 Form 10-K")).

10.13*# Form of Employment Restrictions Agreement (Exhibit 10.13 to the 1990 Form 10-K).

 EXHIBIT                DESCRIPTION OF EXHIBIT (AND DOCUMENT FROM
 NUMBER              WHICH INCORPORATED BY REFERENCE, IF APPLICABLE)

10.14*# Hercules Supplementary Employee Retirement Plan (SERP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.38 to the Form S-4).

10.15*# Management Compensation Plan (Exhibit 10.14 to Amendment No. 1 to the Form 10).

10.16*# Flexible Perquisite Account description. (Exhibit 10.1 to FY95 Second Quarter Form 10-Q).

10.17*# Restricted Stock Plan for Non-Employee Directors (Exhibit 10.13 to Amendment No. 1 to Form 10).

10.17.1*#    Non-Employee Restricted Stock Plan (Appendix B to Proxy Statement
             dated July 3, 1996).

10.17.2*#    Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for
             the quarter ended September 29, 1996).

10.18*# Deferred Fee Plan for Non-Employee Directors (as amended and restated November 24, 1992) (Exhibit 10.18 to the FY93 Form 10-K).

10.19*# Non-employee director per diem arrangement (Exhibit 10.20 to the FY92 Form 10-K).

10.20*# Income Security Plan (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1997 (the "FY97 Form 10-K")).

10.20.1# Trust Under Income Security Plan, dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association.

10.21*# Form of Employment Letter Agreement, dated October 27, 1994, between the Registrant and Richard Schwartz (Exhibit 10.1 to Form 10-Q for the quarter ended January 1, 1995 (the "FY95 Third Quarter Form 10-Q")).

10.21.1*#    Indemnification Agreement, dated as of October 28, 1994, between the Registrant and Richard Schwartz (Exhibit 10.2 to the FY95 Third
             Quarter Form 10-Q).

10.22*# Compensation Arrangement between the Registrant and Scott S. Meyers (Exhibit 10.32 to the FY96 Form 10-K).

10.23*# Arrangements with Executive (Exhibit 10 to Form 10-Q for the quarter ended December 29, 1996).

10.23.1*#    Arrangement with Executive (Exhibit 10 to Form 8-K dated February
             28, 1997).

10.24*# Compensation Arrangement with Arlen D. Jameson (Exhibit 10.35 to the FY97 Form 10-K).

 EXHIBIT                DESCRIPTION OF EXHIBIT (AND DOCUMENT FROM
 NUMBER              WHICH INCORPORATED BY REFERENCE, IF APPLICABLE)

10.24.1*#    Performance Share Agreement between the Registrant and Arlen D.
             Jameson (Exhibit 10.35.1 to the FY97 Form 10-K).

10.25*# Honeywell Supplementary Retirement Plan (SRP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.22 to the FY92 Form 10-K).

10.26*# Honeywell Supplementary Executive Retirement Plan for Compensation in Excess of $200,000 (assumed by the Registrant as to certain of its employees (Exhibit 10.23 to FY92 Form 10-K).

10.27*# Honeywell Supplementary Executive Retirement Plan for CECP Participants (assumed by the Registrant as to certain of its employees formerly employed by Honeywell) (Exhibit 10.24 to the FY92 Form 10-K).

10.28* Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to the October 1994 Form 8-K).

10.29* Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).

10.29.1* Amendment No. 1 to Stockholder's Agreement, dated March 15, 1995, between the Registrant and Hercules Incorporated (Exhibit 10.1 to the FY98 First Quarter 10-Q).

10.30*       Agreement and Confirmation Effective as of June 19, 1997 (Exhibit
             10.2 to the FY98 First Quarter Form 10-Q).

10.31* Agreement dated October 24, 1997 between the Registrant and Hercules Incorporated (Exhibit 10.43 to Amendment No. 1 to Registration Statement on Form S-3, File No. 333-38775, filed with the Securities and Exchange Commission on October 31, 1997).

10.32* Asset Purchase Agreement dated as of December 22, 1996 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.1 to Form 8-K dated February 28,
             1997).

10.32.1* Amendment to Asset Purchase Agreement dated February 28, 1997 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.2 to Form 8-K dated February 28,
             1997).

13 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Securities and Exchange Commission).

 EXHIBIT                DESCRIPTION OF EXHIBIT (AND DOCUMENT FROM
 NUMBER              WHICH INCORPORATED BY REFERENCE, IF APPLICABLE)

21           Subsidiaries of the Registrant.

23           Consent of Independent Auditors.

24           Powers of Attorney.

27           Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

During the quarter ended March 31, 1998, the Company filed no reports on Form
8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ALLIANT TECHSYSTEMS INC.

Date:  June 25, 1998                           By    /s/ Charles H. Gauck
                                                   ----------------------
                                                       Charles H. Gauck
                                                           Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                           TITLE

  /s/ Richard Schwartz     Director, Chairman of the Board and Chief Executive
-------------------------  Officer (Principal Executive Officer)
    Richard Schwartz

  /s/ Peter A. Bukowick    Director, President and Chief Operating Officer
-------------------------
    Peter A. Bukowick

   /s/ Scott S. Meyers     Vice President and Chief Financial Officer (Principal
-------------------------  Financial Officer)
     Scott S. Meyers

  /s/ Paula J. Patineau    Vice President and Controller (Principal Accounting
-------------------------  Officer)
    Paula J. Patineau

            *              Director
-------------------------
    Gilbert F. Decker

            *              Director
-------------------------
    Thomas L. Gossage

            *              Director
-------------------------
   Joel M. Greenblatt

            *              Director
-------------------------
    Jonathan G. Guss

            *              Director
-------------------------
    David E. Jeremiah

            *              Director
-------------------------
    Gaynor N. Kelley

            *              Director
-------------------------
   Joseph F. Mazzella

            *              Director
-------------------------
      Daniel L. Nir

            *              Director
-------------------------
    Michael T. Smith


Date:  June 25, 1998                     *By      /s/ Charles H. Gauck
                                              -------------------------------
                                                    Charles H. Gauck
                                                    Attorney-in-Fact

                          INDEPENDENT AUDITORS' REPORT


Alliant Techsystems Inc.:

We have audited the consolidated financial statements of Alliant Techsystems Inc. and subsidiaries as of March 31, 1998 and 1997, and for each of the years ended March 31, 1998, March 31, 1997, and March 31, 1996 and have issued our report thereon dated May 11, 1998; such financial statements and report are included in your 1998 Annual Report to Stockholders (Exhibit 13) and are incorporated herein by reference. Our audit also included the financial statement schedule of Alliant Techsystems Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
May 11, 1998

                                                                     SCHEDULE II

                            ALLIANT TECHSYSTEMS INC.
                               VALUATION RESERVES

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                        BALANCE                                                   BALANCE
                                       BEGINNING   PURCHASED  ADDITIONS CHARGED  DEDUCTIONS FROM  AT CLOSE
                                       OF PERIOD    COMPANY       TO INCOME          RESERVES    OF PERIOD
                                       ---------    -------       ---------          --------    ---------
Reserves deducted from assets to
   which they apply--reserve for
   estimated loss on disposal of
   discontinued operations:

NET ASSETS OF DISCONTINUED OPERATIONS
-------------------------------------
     Year ended March 31, 1998 ...       $11,126        --              --        $11,126 (1)        --
                                         =======     =======     ===========      ===========     =======
     Year ended March 31, 1997 ...       $13,700        --              --         $2,574 (1)     $11,126
                                         =======     =======     ===========      ===========     =======
     Year ended March 31, 1996 ...          --          --       $    13,700             --       $13,700
                                         =======     =======     ===========      ===========     =======

Reserves deducted from assets to
   which they apply--allowance for
   amortization of intangibles:

             GOODWILL
             --------
     Year ended March 31, 1998 ...       $ 7,255        --        $3,514 (2)             --       $10,769
                                         =======     =======     ===========      ===========     =======
     Year ended March 31, 1997 ...       $ 3,940        --        $3,315 (2)             --       $ 7,255
                                         =======     =======     ===========      ===========     =======
     Year ended March 31, 1996 ...       $   621        --        $3,319 (2)             --       $ 3,940
                                         =======     =======     ===========      ===========     =======

       DEBT ISSUANCE COSTS
       -------------------
     Year ended March 31, 1998 ...       $ 7,100        --        $1,469 (3)             --       $ 8,569
                                         =======     =======     ===========      ===========     =======
     Year ended March 31, 1997 ...       $ 2,433        --        $4,667 (3)             --       $ 7,100
                                         =======     =======     ===========      ===========     =======
     Year ended March 31, 1996 ...          --          --        $2,433 (3)             --       $ 2,433
                                         =======     =======     ===========      ===========     =======

Notes:   (1) Represents write-off of the associated assets.
         (2) Represents amounts included in cost of sales.
         (3) Represents amounts included in interest expense.

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

4.2.2* Rescission Agreement, dated as of May 26, 1993, between the Registrant and Chemical Bank (Exhibit 4.2.2 to the FY93 Form 10-K).

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

4.4*         Form of Exchange Note (Exhibit 4.2 to the Form S-4).

4.5* Registration Rights Agreement, dated as of March 14, 1995, among the Registrant, the Lenders referred to therein, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Chemical Bank, as Administrative Agent (Exhibit 4.3 to the Form S-4).

4.6* Amended and Restated Credit Agreement dated as of March 15, 1995 and amended and restated as of November 14, 1996 (the "Amended and Restated Credit Agreement") among the Registrant, the Lenders referred to therein, Morgan Guaranty Trust Company of New York, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent (including forms of Note, Assignment and Assumption Agreement, and Amended and Restated Subsidiary Guaranty Agreement (Exhibit 4 to Form 8-K dated November 14, 1996).

4.6.1* Amendment dated as of November 7, 1997 to the Amended and Restated Credit Agreement (Exhibit 4 to Form 8-K dated October 27, 1997).

4.6.2 Waiver and Amendment No. 2 dated January 29, 1998 to the Amended and Restated Credit Agreement.

4.7* Security Agreement, dated as of March 15, 1995, between the Registrant and J.P. Morgan Delaware, as Collateral Agent (without exhibits) (Exhibit 10.4 to the Form S-4).

4.8* Patent Security Agreement, dated as of March 15, 1995, between the Registrant and J.P. Morgan Delaware, as Collateral Agent (without exhibits) (Exhibit 10.5 to the Form S-4).

4.9* Pledge Agreement, dated as of March 15, 1995, between the Registrant and J.P. Morgan Delaware, as Collateral Agent (Exhibit
             10.6 to the Form S-4).

4.10* Purchase Agreement, dated March 7, 1995, among the Registrant and the Initial Purchasers (Exhibit 10.37 to the Form S-4).

10.1* Distribution Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.1 to Amendment No. 2 to the Form 10).

 EXHIBIT                 DESCRIPTION OF EXHIBIT (AND DOCUMENT FROM
 NUMBER                WHICH INCORPORATED BY REFERENCE, IF APPLICABLE)

10.2* Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1 to the Form 10).

10.3* Intellectual Property Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.4 to Amendment No. 2 to the Form 10).

10.3.1* Amendment No. 1 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.1 to the FY92 Form 10-K).

10.3.2* Amendment No. 2 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.2 to the FY92 Form 10-K).

10.3.3* Amendment No. 3 to Intellectual Property Agreement, dated July 30, 1992 (Exhibit 10.4.3 to Form 10-Q for the quarter ended October 3,
             1993).

10.4* Tax Sharing Agreement, dated as of September 28, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2 to the Form 10).

10.5* Government Subpoena Agreement between Honeywell Inc. and the Registrant (Exhibit 10.11 to Amendment No. 2 to the Form 10).

10.6*# Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended October 2, 1994 (the "FY95 Second Quarter Form 10-Q")).

10.6.1*# Form of Non-Qualified Stock Option Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended July 4, 1994).

10.6.2*# Form of Non-Qualified Stock Option Agreement (Exhibit 10.35 to Form 10-K for the fiscal year ended March 31, 1996 (the "FY96 Form 10-K")).

10.6.3*# Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended June 29, 1997 (the "FY98 First Quarter Form 10-Q")).

10.7*# Alliant Techsystems Inc. LSAR Option Loan Program (Exhibit 10.1 to Form 10-Q for the quarter ended December 28, 1997 (the "FY98 Third Quarter Form 10-Q")).

10.7.1*# Form of Promissory Note and Stock Pledge Agreement (Exhibit 10.2 to the FY98 Third Quarter Form 10-Q).

10.8*# Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form
             10).

10.9#        Executive Split Dollar Life Insurance Plan.

 EXHIBIT                 DESCRIPTION OF EXHIBIT (AND DOCUMENT FROM
 NUMBER                WHICH INCORPORATED BY REFERENCE, IF APPLICABLE)

10.9.1#      Executive Life Insurance Agreement.

10.9.2#      Split Dollar Life Insurance Agreement.

10.10*# Form of Retention Agreement between the Registrant and certain of its officers (Exhibit 10.18 to Amendment No. 1 to the Form 10).

10.11*# Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Appendix D to Proxy Statement, dated February 11, 1995).

10.12*# Form of Non-Qualified Stock Option Agreement (Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1990 (the "1990 Form 10-K")).

10.13*# Form of Employment Restrictions Agreement (Exhibit 10.13 to the 1990 Form 10-K).

10.14*# Hercules Supplementary Employee Retirement Plan (SERP) (assumed by the Registrant as to certain of its employees (Exhibit 10.38 to the Form S-4).

10.15*# Management Compensation Plan (Exhibit 10.14 to Amendment No. 1 to the Form 10).

10.16*# Flexible Perquisite Account description. (Exhibit 10.1 to the FY95 Second Quarter Form 10-Q).

10.17*# Restricted Stock Plan for Non-Employee Directors (Exhibit 10.13 to Amendment No. 1 to Form 10).

10.17.1*#    Non-Employee Restricted Stock Plan (Appendix B to Proxy Statement
             dated July 3, 1996).

10.17.2*#    Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for
             the quarter ended September 29, 1996).

10.18*# Deferred Fee Plan for Non-Employee Directors (as amended and restated November 24, 1992) (Exhibit 10.18 to the FY93 Form 10-K).

10.19*# Non-employee director per diem arrangement (Exhibit 10.20 to the FY92 Form 10-K).

10.20*# Income Security Plan (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1997 (the "FY97 Form 10-K")).

10.20.1# Trust Under Income Security Plan, dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association.

 EXHIBIT                 DESCRIPTION OF EXHIBIT (AND DOCUMENT FROM
 NUMBER                WHICH INCORPORATED BY REFERENCE, IF APPLICABLE)

10.21*# Form of Employment Letter Agreement, dated October 27, 1994, between the Registrant and Richard Schwartz (Exhibit 10.1 to Form 10-Q for the quarter ended January 1, 1995 (the "FY95 Third Quarter Form 10-Q")).

10.21.1*#    Indemnification Agreement, dated as of October 28, 1994, between the Registrant and Richard Schwartz (Exhibit 10.2 to the FY95 Third
             Quarter Form 10-Q).

10.22*# Compensation Arrangement between the Registrant and Scott S. Meyers (Exhibit 10.32 to the FY96 Form 10-K).

10.23*# Arrangements with Executive (Exhibit 10 to Form 10-Q for the quarter ended December 29, 1996).

10.23.1*#    Arrangement with Executive (Exhibit 10 to Form 8-K dated February
             28, 1997).

10.24*# Compensation Arrangement with Arlen D. Jameson (Exhibit 10.35 to the FY97 Form 10-K).

10.24.1*#    Performance Share Agreement between the Registrant and Arlen D.
             Jameson (Exhibit 10.35.1 to the FY97 Form 10-K).

10.25*# Honeywell Supplementary Retirement Plan (SRP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.22 to the FY92 Form 10-K).

10.26*# Honeywell Supplementary Executive Retirement Plan for Compensation in Excess of $200,000 (assumed by the Registrant as to certain of its employees (Exhibit 10.23 to the FY92 Form 10-K).

10.27*# Honeywell Supplementary Executive Retirement Plan for CECP Participants (assumed by the Registrant as to certain of its employees formerly employed by Honeywell) (Exhibit 10.24 to the FY92 Form 10-K).

10.28* Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to the October 1994 Form 8-K).

10.29* Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).

10.29.1* Amendment No. 1 to Stockholder's Agreement, dated March 15, 1995, between the Registrant and Hercules Incorporated (Exhibit 10.1 to the FY98 First Quarter 10-Q).

 EXHIBIT                 DESCRIPTION OF EXHIBIT (AND DOCUMENT FROM
 NUMBER                WHICH INCORPORATED BY REFERENCE, IF APPLICABLE)

10.30*       Agreement and Confirmation Effective as of June 19, 1997 (Exhibit
             10.2 to the FY98 First Quarter Form 10-Q).

10.31* Agreement dated October 24, 1997 between the Registrant and Hercules Incorporated (Exhibit 10.43 to Amendment No. 1 to Registration Statement on Form S-3, File No. 333-38775, filed with the Securities and Exchange Commission on October 31, 1997).

10.32* Asset Purchase Agreement dated as of December 22, 1996 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.1 to Form 8-K dated February 28,
             1997).

10.32.1* Amendment to Asset Purchase Agreement dated February 28, 1997 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.2 to Form 8-K dated February 28,
             1997).

13 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Securities and Exchange Commission).

21           Subsidiaries of the Registrant.

23           Consent of Independent Auditors.

24           Powers of Attorney.

27           Financial Data Schedule.