Form 10-Q
period 1998-06-28
ALLIANT TECHSYSTEMS INC
filed 1998-08-11
CIK 866121

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 28, 1998 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to_____________

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

                                   Yes /X/  No / /

         As of July 31, 1998, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 12,662,288 (excluding 1,201,325 treasury shares).

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           Income Statements (Unaudited)
 (In thousands except                             QUARTERS ENDED
     per share data)                          ---------    ---------
                                               June 28       June 29
                                                1998          1997
                                              ---------    ---------
Sales                                         $ 256,321    $ 251,639
Cost of sales                                   211,089      207,919
                                              ---------    ---------
Gross margin                                     45,232       43,720
Operating expenses
     Research and development                     1,595        2,038
     Selling                                      8,752       10,249
     General and administrative                  10,918       10,144
                                              ---------    ---------
     Total operating expenses                    21,265       22,431
                                              ---------    ---------
Income from operations                           23,967       21,289

     Miscellaneous income (expense)                 (37)          98
                                              ---------    ---------
Earnings before interest and taxes               23,930       21,387

     Interest expense                            (5,685)      (7,556)
     Interest income                                344          826
                                              ---------    ---------
Income before income taxes                       18,589       14,657

     Income tax provision                         2,788
                                              ---------    ---------
Net income                                    $  15,801    $  14,657
                                              =========    =========


Basic earnings per common share               $    1.24    $    1.13
                                              =========    =========
Diluted earnings per common share             $    1.21    $    1.10
                                              =========    =========


Average number of common shares (thousands)      12,713       13,005
                                              =========    =========
Average number of common and
 dilutive shares (thousands)                     13,027       13,299
                                              =========    =========


See Notes to Financial Statements

                           Balance Sheets (Unaudited)

                                                                                -------------    --------------
 (In thousands except share data)                                               June 28, 1998    March 31, 1998
                                                                                -------------    --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                      $  33,809          $  68,960
    Receivables                                                                      200,557            209,915
    Net inventory                                                                     45,917             49,072
    Deferred income tax asset                                                         38,280             38,280
    Other current assets                                                               9,835              6,803
                                                                                   ---------          ---------
        Total current assets                                                         328,398            373,030
Net property, plant, and equipment                                                   328,695            333,538
Goodwill                                                                             131,135            131,600
Prepaid and intangible pension assets                                                 86,846             85,539
Other assets and deferred charges                                                      7,957              8,473
                                                                                   ---------          ---------
        Total assets                                                               $ 883,031          $ 932,180
                                                                                   =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                              $  17,838          $  17,838
    Accounts payable                                                                  60,303             80,071
    Contract advances and allowances                                                  55,586             64,318
    Accrued compensation                                                              27,139             32,275
    Accrued income taxes                                                               9,744              8,049
    Accrued restructuring and facility consolidation                                   1,257              2,637
    Other accrued liabilities                                                         61,749             72,214
                                                                                   ---------          ---------
        Total current liabilities                                                    233,616            277,402
Long-term debt                                                                       176,351            180,810
Post-retirement and post-employment benefits liability                               134,530            136,889
Pension liability                                                                     32,719             33,991
Other long-term liabilities                                                           37,194             37,334
                                                                                   ---------          ---------
        Total liabilities                                                            614,410            666,426
Contingencies
Redeemable common shares (542,000 and 813,000 shares, $.01 par value, redeemable at prescribed prices totaling $29,986 and $44,979, at June 28, 1998 and
    March 31, 1998, respectively. Redeemable quarterly, in equal lots of
    271,000 shares each, during calendar 1998.)                                       29,986             44,979
Common stock - $.01 par value
    Authorized - 20,000,000 shares
    Issued and outstanding 12,630,155 shares at June
    28, 1998 and 12,855,511 at March 31, 1998                                            121                121
Additional paid-in-capital                                                           216,593            201,728
Retained earnings                                                                     88,345             72,544
Unearned compensation                                                                 (1,178)            (1,251)
Pension liability adjustment                                                          (4,743)            (4,743)
Common stock in treasury, at cost (1,233,458 shares held at
    June 28, 1998 and 1,008,102 at March 31, 1998)                                   (60,503)           (47,624)
                                                                                   ---------          ---------
        Total liabilities and stockholders' equity                                 $ 883,031          $ 932,180
                                                                                   =========          =========


See Notes to Financial Statements

                      Statements of Cash Flows (Unaudited)


(In thousands)                                                                           QUARTERS ENDED
                                                                                  -------------  -------------
                                                                                  June 28, 1998  June 29, 1997
                                                                                  -------------  -------------
OPERATING ACTIVITIES
Net income                                                                          $  15,801      $  14,657
Adjustments to net income to arrive at cash used for operations:
                Depreciation                                                            9,739         10,317
                Amortization of intangible assets and unearned
                     compensation                                                       1,540          1,544
                Loss (gain) on disposal of property                                        84            (21)
                Changes in assets and liabilities:
                     Receivables                                                        9,358           (485)
                     Inventory                                                          3,155         (9,292)
                     Accounts payable                                                 (19,768)       (33,081)
                     Contract advances and allowances                                  (8,732)        21,808
                     Accrued compensation                                              (5,136)        (1,811)
                     Accrued income taxes                                               1,695           (149)
                     Accrued restructuring and facility consolidation                  (1,380)        (7,727)
                     Accrued environmental liability                                     (139)          (273)
                     Pension and post-retirement benefits                              (3,631)        (3,722)
                     Other assets and liabilities                                     (15,650)       (10,163)
                                                                                    ---------      ---------
Cash used for operations                                                              (13,064)       (18,398)
                                                                                    ---------      ---------
INVESTING ACTIVITIES
Capital expenditures                                                                   (4,550)        (3,004)
Proceeds from disposition of property, plant, and equipment                                38            131
                                                                                    ---------      ---------
Cash used for investing activities                                                     (4,512)        (2,873)
                                                                                    ---------      ---------
FINANCING ACTIVITIES
Payments made on long-term debt                                                        (4,459)        (7,256)
Net purchase of treasury shares                                                       (13,883)        (5,015)
Proceeds from exercised stock options                                                     767            431
Other financing activities, net                                                                          (11)
                                                                                    ---------      ---------
Cash used for financing activities                                                    (17,575)       (11,851)
                                                                                    ---------      ---------
Decrease in cash and cash equivalents                                                 (35,151)       (33,122)
Cash and cash equivalents - beginning of period                                        68,960        122,491
                                                                                    ---------      ---------
Cash and cash equivalents - end of period                                           $  33,809      $  89,369
                                                                                    =========      =========


See Notes to Financial Statements

                    Notes to Financial Statements (Unaudited)

1. During the three months ended June 28, 1998, the Company made principal payments on its Bank Term Loan of $4.5 million. No borrowings were outstanding against its revolving line of credit at June 28, 1998. Letters of credit totaling $38.7 million reduced the available line of credit to $236.3 million.

     The remaining scheduled minimum loan payments on outstanding long-term debt are as follows: fiscal 1999, $13.4 million; fiscal 2000, $17.8 million; fiscal 2001, $13.0 million; fiscal 2002, $0, and fiscal 2003, $150.0 million.

2. The major categories of other current and long-term accrued liabilities are as follows (in thousands):


                                                                PERIOD ENDING
                                              --------------------------------------------------
                                                    JUNE 28, 1998            MARCH 31, 1998
       -----------------------------------------------------------------------------------------
        Employee benefits and insurance                 27,011                   29,196
        Legal accruals                                  12,603                   21,495
        Other accruals                                  22,135                   21,523
       -----------------------------------------------------------------------------------------
        Other accrued liabilities-current               61,749                   72,214
       -----------------------------------------------------------------------------------------

        Environmental remediation liability             17,124                   17,264
        Deferred tax liability                          19,499                   19,498
        Other long-term                                    571                      572
       -----------------------------------------------------------------------------------------
        Other long-term liabilities                     37,194                   37,334
       -----------------------------------------------------------------------------------------


     The decrease in legal accruals since March 31, 1998 is reflective of payments made during the quarter ended June 28, 1998, for legal settlements agreed to (and reserved for) in previous periods including the $4.5 million installment paid in April 1998 in connection with the Accudyne "qui tam" settlement, reached in June 1995. See Note 5 for further discussion of legal settlements.

3. Alternative minimum taxes of $1.1 million were paid during the three-month period ended June 28, 1998. No taxes were paid for the comparable period of the prior year. The effective income tax rate of 15 percent on continuing operations in the current three-month period reflects recognition and utilization of $11.3 million of available federal and state loss carryforwards (gross) for tax purposes.

4. On October 24, 1997, the Company entered into an agreement with Hercules Incorporated (Hercules) providing for the disposition of the 3.86 million shares of Alliant common stock held by Hercules. The shares represent the stock issued by the Company in connection with the March 15, 1995 acquisition of the Hercules Aerospace Company operations from Hercules (Aerospace acquisition).

     Under the agreement with Hercules, during the quarter ended December 28, 1997 the Company registered for public offering approximately 2.78 million shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering nor did the Company receive any proceeds from the offering. The remaining
     1.1 million shares held by Hercules became subject to a put/call arrangement under which Hercules can require the Company to purchase the shares in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The Company can likewise require Hercules to sell the shares to the Company in four equal installments during each of the four calendar quarters of 1998. The price for shares purchased under the put/call arrangement is equal to the per share net proceeds realized by Hercules in the secondary public offering, $55.32. In late fiscal 1998, the Company did repurchase the first installment of 271,000 shares, for approximately $15 million. In May and August 1998, the Company repurchased the second and third installments, respectively, of 271,000 shares, each for approximately $15 million. The Company's present intention is to purchase the remaining 271,000 shares covered by the put/call arrangement, although no definitive decision has been made to do so.

     During the first quarter of fiscal 1998, the Company completed a $50 million stock repurchase program started in fiscal 1996. In connection with that program, the Company made repurchases in the three months ended June 29, 1997 of approximately 140,000 shares, for approximately $6.0 million. On October 22, 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.0 million shares of its common stock. It is currently expected that any purchases made under this buy-back plan would be subject to market conditions and the Company's compliance with its debt covenants. Effective November 10, 1997, the Company entered into an agreement to amend its Credit Agreement that provides the Company expanded flexibility with respect to certain restricted payments, including payments for stock repurchases. As of June 28, 1998, the Company's revised debt covenants permit it to expend up to an additional $58.3 million in total, in connection with all share repurchases. In connection with this new repurchase program, the Company has repurchased 165,300 shares through June 28, 1998, at a cumulative cost of $10.0 million, or $60.34 per share. No repurchases were made under this plan during the three-month period ended June 28, 1998. While it is currently the Company's intention to continue stock repurchases under the program, there can be no assurance that the Company will repurchase all or any portion of the remaining shares or as to the timing or terms thereof.

5.   Contingencies:

     As a U.S. Government contractor, the Company is subject to defective pricing and cost accounting standards non-compliance claims by the Government. Additionally, the Company has substantial Government contracts and subcontracts, the prices of which are subject to adjustment. The Company believes that resolution of such claims and price adjustments made or to be made by the Government for open fiscal years (1987 through 1998) will not materially exceed the amount provided in the accompanying balance sheets.

     The Company is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. Such matters arise out of the normal course of business and relate to product liability, intellectual property, Government regulations, including environmental issues, and other issues. Certain of the lawsuits and claims seek damages in large amounts. In these proceedings, no director, officer, or affiliate is a party or a named defendant.

     The Company is involved in three "qui tam" lawsuits brought by former employees of the Aerospace operations acquired from Hercules in March 1995. The first involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The second involves allegations of mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement and wrongful termination claims. The Government did not join in either of these lawsuits. Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the acquired operations will be assumed by the Company except for a few specific lawsuits and disputes including the two qui-tam lawsuits referred to above. On May 15, 1998, Hercules announced that it had agreed to a settlement in the first qui tam lawsuit, which has since been approved by the court. Under terms of the purchase agreement with Hercules, the Company's maximum combined settlement liability for both of these qui tam matters is approximately $4 million, for which the Company has fully reserved. In July, 1998 the Company paid such amount in satisfaction of its liability related to the matter. The Company also agreed to reimburse Hercules for 40 percent of all legal costs incurred after March 15, 1995, relating to these two actions. In the third qui tam lawsuit, the Company received a partially unsealed complaint in March, 1997 alleging labor mischarging to the Intermediate Nuclear Force
     (INF) contract, and other contracts. Damages are not specified in this civil suit. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the purchase agreement. In March 1998, the Company and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with relator's attorney's fees of $150 thousand each, which was paid in April 1998. The Department of Justice has declined to intervene in the remaining portion of the complaint.

     The Company has also been served with a complaint in a civil action alleging violation of the False Claims Act and the Truth in Negotiations Act. The complaint alleges defective pricing on a government contract. Based upon documents provided to the company in connection with the action, the Company believes that the U.S. Government may seek damages and penalties of approximately $5 million.

     The Company is a defendant in a patent infringement case brought by Cordant Technologies (formerly Thiokol Corporation), which the Company believes is without merit. The complaint does not quantify the amount of damages sought. Through its analysis of an October 27, 1997, court filing, the Company now believes that, based on an economist's expert testimony, Cordant Technologies may seek lost profits, interest and costs of approximately $240 million. Even if the Company is found liable, it believes that damages should be based upon a reasonable royalty of less than $5 million. The court has bifurcated the trial, with the liability issue being tried first, and if liability is found, the damages issue being tried second. The liability issue was tried in January 1998, after which the court requested, and the parties submitted, post-trial briefs. A decision on the liability issue is not expected until several months after submission of the parties' post-trial briefs. In the judgment of management, the case will not have a material adverse effect upon the Company's future financial condition or results of operations. However, there can be no assurance that the outcome of the case will not have a material adverse effect on the Company.

     During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advise from its counsel, maintains that the option exercise was invalid and has therefore not performed on the option. The Company is currently appealing the validity of the option to the United States Court of Appeals, based on the Company's continued belief that such exercise was invalid. In late December 1997, the Company was informed by the customer that the Company was being terminated for default on the contract. The Company expects the appeals process to conclude in calendar 1998. Depending on the outcome of the appeal, which will drive the outcome of the termination for default, management currently estimates that the range of possible adverse impact to the Company's operating earnings is from $0-$4 million.

     The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At June 28, 1998, the accrued liability for environmental remediation of $31.7 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $9.6 million, representing the present value of those reimbursements at June 28, 1998. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations, acquired from Hercules in March, 1995, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of
     4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at June 28, 1998 (in millions):

                                                ACCRUED ENVIRONMENTAL    ENVIRONMENTAL COSTS -
                                                      LIABILITY         REIMBURSEMENT RECEIVABLE
       ---------------------------------------------------------------------------------------------
        Amounts (Payable)/Receivable                    $(40.7)                  $12.5
        Unamortized Discount                               9.0                    (2.9)
       ---------------------------------------------------------------------------------------------
        Present Value Amounts
                (Payable)/Receivable                    $(31.7)                   $9.6
       ---------------------------------------------------------------------------------------------

     At June 28, 1998, the estimated discounted range of reasonably possible costs of environmental remediation is between $31.7 and $56.0 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

     In future periods, new laws or regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, the Company's share of the cost of such remedies, changes in the extent and type of site utilization, the number of parties found liable at each site, and their ability to pay are all factors that could significantly change the company`s estimates.

     It is reasonably possible that management's current estimates of liabilities for the above contingencies could change in the near term, as more definitive information becomes available.

6. Interest paid during the three-month periods ended June 28, 1998 and June 29, 1997 totaled $2.4 and $3.1 million, respectively.

     During fiscal 1998, the Company entered into treasury rate-lock agreements to hedge against increases in market interest rates on the anticipated refinancing of its senior subordinated notes, which are callable on March 1, 1999. These agreements provide for rate locks between 6.04 and 6.25 percent on the most recently issued U.S. 10-year treasury note through March 1, 1999, on a notional amount of $100 million. The Company's actual refinancing rate will depend on its credit rating and respective borrowing margin over the treasury rate at that time.

     In January, 1998, the Company entered into a swap agreement relating to $50 million face amount (approximately $48.7 million of accreted value) of its
     11.75 percent senior subordinated notes. The agreement locks in the price at which the Company can pre-pay $50 million of its senior subordinated notes, which the Company currently anticipates doing in March 1999. The agreement provides for the Company to receive 11.75 percent interest on a notional amount of $50 million and to pay interest at one-month LIBOR plus 1 percent (approximately 6.7 percent at June 28, 1998) on a notional amount of $55 million. Additionally, the agreement provides that during the term of the swap, which expires in February, 1999, any increases (decreases) in the market value of the notes will be received (paid), respectively, by the Company. The Company simultaneously entered into an additional swap agreement to hedge against increases in the one-month LIBOR interest rate relating to the above swap. Under the agreement, the Company pays a fixed rate of 5.54 percent, and receives interest at a rate of one-month LIBOR (approximately 5.7 percent at June 28, 1998) on a notional amount of $55 million. Both swap agreements expire February 1, 1999, and have certain cancellation options.


7. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which requires companies to present

     BASIC earnings per share (EPS) and DILUTED EPS, instead of the primary and fully diluted EPS that were previously required. The Company adopted the provisions of SFAS 128 during fiscal 1998, as required under the Statement. Accordingly, the financial statements have been reported consistent with the requirements of SFAS 128.

     Basic EPS is computed based upon the weighted average number of common shares outstanding for each period presented. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of redeemable common stock (see Note 4) and stock options outstanding during each period presented, which, if exercised, would have a dilutive effect on EPS. The diluted EPS calculation results in the same EPS that the Company has historically reported as fully diluted.

     In computing EPS for the three month periods ended June 28, 1998 and June 29, 1997, net income as reported for each respective period, is divided by:

                                                   QUARTERS ENDED
                                      ----------------------------------------
                                         JUNE 28, 1998      JUNE 29, 1997
    --------------------------------------------------------------------------

    Basic EPS:
    - Average Shares Outstanding             12,713             13,005
    ==========================================================================

    Diluted EPS:
    - Average Shares Outstanding             12,713             13,005
    - Dilutive effect of options and            314                294
       redeemable common shares
    --------------------------------------------------------------------------

    Diluted EPS Shares Outstanding           13,027             13,299
    ==========================================================================

     For the quarter ended June 28, 1998, the 542,000 common shares subject to the put/call agreement with Hercules (see Note 4) were not included in the calculation of diluted EPS, as inclusion of those redeemable shares would have been anti-dilutive. There were also 137,350 stock options that were not included in the computation of diluted EPS for the quarter ended June 28, 1998, due to the option price being greater than the average market price of the common shares.

8. Certain reclassifications have been made to the fiscal 1998 financial statements, as previously reported, to conform to the current classification. These reclassifications did not affect the net income from operations, as previously reported.

9. The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three-month periods ended June 28, 1998, and June 29, 1997. The Company's accounting policies are described in the notes to financial statements in its fiscal 1998 Annual Report on Form 10-K.

10. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which requires businesses to disclose comprehensive income and its components in the Company's general-purpose financial statements. Effective April 1, 1998, the Company adopted SFAS No. 130. The Company's net income (as reported) is identical to its "comprehensive income", as defined by SFAS 130, for the three-month periods ended June 28, 1998, and June 29, 1997, respectively.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which requires additional disclosure only, and as such, is expected to have no financial impact to the Company. The statement is effective for the Company's fiscal year ended March 31, 1999.

     In March, 1998, the AICPA issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer software Developed or Obtained for Internal Use." The SOP provides guidance on when costs incurred for internal use computer software are to be capitalized. The SOP is currently not expected to have a material impact to the company's results of operations or its financial position. The SOP is effective for the Company's fiscal year beginning April 1, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Sales for the quarter ended June 28, 1998, totaled $256.3 million, an increase of $4.7 million, or 1.9 percent, from $251.6 million for the comparable quarter in the prior year. Conventional Munitions Group sales were $121.7 million for the current year quarter, an increase of $2.5 million, compared to $119.2 million in the comparable quarter of the prior year. Space and Strategic Systems Group sales were $91.2 million for the current year quarter, an increase of $13.1 million, or 16.8 percent, compared to $78.1 million in the comparable quarter of the prior year. The increase is attributable to higher space propulsion sales, up $25 million compared to the comparable quarter of the prior year. These space propulsion sales increases were partially offset by an $8 million decrease in composite structures sales on the nearly completed X-33 contract for the development and sub-assembly of liquid hydrogen fuel tanks for the next-generation Space Shuttle. Defense Systems Group sales were $43.6 million for the current year quarter, a decrease of $9.0 million, or 17.1 percent, compared to $52.6 million in the comparable quarter of the prior year. The decrease was primarily attributable to reduced volume on various fuzing programs. Company sales for fiscal 1999 are expected to be approximately $1.1 billion.

GROSS MARGIN

The Company's gross margin in the quarter ended June 28, 1998, was $45.2 million or 17.6 percent of sales, compared to $43.7 million, or 17.4 percent of sales for the comparable quarter of the prior year. The slight increase in margin was due to a combination of factors, including improved margins on space propulsion contracts, due primarily to improved cost performance, and incentive fees. These margin improvements were partially offset due to decreased volume and cost performance issues on certain Defense Systems Group fuzing programs.

The Company continues to work closely with the Government customer to address potential safety and technical issues on the Explosive "D" contract, to resolve these matters on a mutually agreeable basis. During fiscal 1998, the Company identified potential technical and safety issues that, depending on the outcome of the continuing evaluation of these risks and the potentially mitigating solutions, could add cost growth to the program. These potential technical and safety issues would similarly result in cost growth on another fixed price Explosive "D" contract (for 6 and 8 inch gun projectiles) for which contract performance efforts are yet to begin. Based on information known at this time, management's estimated range of possible additional cost growth that could occur as a result of the potential technical and safety issues on Explosive "D" is currently $0-$4 million, on which ultimate outcome is dependent on the extent to which the Company is able to mitigate these potential risks, and obtain additional contract funding from the customer for work performed. Additionally, the customer has the ability to exercise a fixed price option for additional reclaimed quantities of the 6 and 8-inch projectiles. The Company believes that it is unlikely that these options will be exercised.

Fiscal 1999 gross margin, as a percent of sales, is expected to be in the 17.5 -
18.5 percent range.

OPERATING EXPENSES

The Company's operating expenses for the quarter ended June 28, 1998, totaled $21.3 million, or 8.3 percent of sales, compared to $22.4 million, or 8.9 percent of sales for the comparable quarter of the prior year. The decrease in current year expenses is due primarily to the absence of approximately $3 million of selling expenses incurred during the comparable quarter of the prior year in the company's pursuit of the Intercontinental Ballistic Missile (ICBM) Prime Integration Program. The absence of those costs in the current year period was partially offset by increased selling costs on other pursuits. Fiscal 1999 operating expenses, as a percent of sales, are expected to be approximately 8.5 percent.

INTEREST EXPENSE

The Company's interest expense for the quarter ended June 28, 1998 was $5.7 million, a decrease of $1.9 million compared to $7.6 million for the comparable quarter in the prior year. The large decrease was driven by significantly reduced borrowings outstanding in the current quarter, as compared to the comparable quarter of the prior year. Total borrowings outstanding (including notes payable, and the current and long-term portions of the long-term debt) at June 28, 1998, were $64.6 million less than total borrowings outstanding at June 29, 1997, due to scheduled debt repayments, as well as debt pre-payments made in fiscal 1998.

INTEREST INCOME

Interest income for the quarter ended June 28, 1998, was $.3 million, compared to $.8 million for the comparable quarter of the prior year, a decrease of $.5 million. The decrease in the fiscal 1999 quarter is driven by the absence of interest income earned on higher average cash balances in the fiscal 1998 quarter, as cash balances during the fiscal 1998 quarter included approximately $40 million in proceeds from the Company's February, 1997 sale of its former Marine Systems Group. These proceeds were later used in fiscal 1998 to pre-pay a portion of the Company's outstanding long-term debt.

INCOME TAXES

The quarters ended June 28, 1998, and June 29, 1997, respectively, reflect effective income tax rates of 15 and 0 percent. These tax rates differ from statutory tax rates due to the partial recognition of available tax-loss carryforwards. Recognition of such carryforwards is expected to continue to reduce future tax expense. It is currently expected that required payments for taxes in fiscal 1999 will also be reduced due to the aforementioned tax-loss carryforwards. However, the Company may be subject to the provisions of the Alternative Minimum Tax (AMT), in which case tax payments could be required. To the extent that AMT is required to be paid currently, the resulting deferred tax asset can be carried forward indefinitely, and can be recovered via reductions in tax payments on future taxable income.

NET INCOME

Net income reported for the quarter ended June 28, 1998, was $15.8 million, an increase of $1.1 million, or 7.8 percent, when compared with net income of $14.7 million for the comparable quarter of the prior year. The increase was primarily due to a combination of increased sales volume, improved gross margins, lower operating expenses, and reduced interest costs, partially offset by $2.8 million higher tax expense in the current quarter ended June 28, 1998, as compared to the comparable quarter of the prior year.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash used by operations totaled $13.1 million for the quarter ended June 28, 1998, a reduction in cash usage of $5.3 million, when compared with cash used by operations of $18.4 million in the comparable quarter of the prior year. The reduced level of cash usage in the quarter ended June 28, 1998, resulted from a combination of factors, the most significant of which included improved working capital management and improved profitability for the quarter ended June 28, 1998, as compared to the comparable quarter of the prior year. Cash usage for the quarter ended June 28, 1998, also included approximately $8 million in payments for legal settlements settled in prior years. See "Contingencies" below.

Cash used in investing activities for the quarter ended June 28, 1998, was $4.5 million, a $1.6 million increase in cash used, compared to cash used by investing activities of $2.9 million in the comparable quarter of the prior year. This difference primarily represented increased capital expenditures in the current year. The Company currently expects capital expenditures to be as much as $45-$50 million for fiscal 1999. This represents a significant increase in capital spending relative to fiscal 1998. The increased planned expenditures are the result of facilitization costs required to prepare for significant expected growth in the space propulsion business. The increase is primarily associated with orders received from Boeing in fiscal 1999, totaling approximately $1.7 billion, for the production related to solid rocket boosters for the Delta Space Launch Vehicle family. Planned expenditures also include facilitization spending associated with moving the Company's Joliet, Illinois operations to the Radford Army Ammunition Plant in Virginia, and capital spending relating to the electronic fuze business, acquired from Motorola in fiscal 1998. At June 28, 1998, the Company had no borrowings outstanding against its bank revolving credit facility. Outstanding letters of credit of $38.7 million reduced amounts available on this facility to $236.3 million at June 28, 1998.

On October 24, 1997, the Company entered into an agreement with Hercules Incorporated (Hercules) providing for the disposition of the 3.86 million shares of Company common stock held by Hercules. The shares represent the stock issued by the Company in connection with the March 15, 1995 acquisition of the Hercules Aerospace Company operations from Hercules (Aerospace Operations).

Under the agreement with Hercules, during the quarter ended December 28, 1997 the Company registered for public offering approximately 2.78 million shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering nor did the Company receive any proceeds from the offering. The remaining 1.1 million shares held by Hercules became subject to a put/call arrangement under which Hercules can require the Company to purchase the shares in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The Company can likewise require Hercules to sell the shares to the Company in four equal installments during each of the four calendar quarters of 1998. The price for shares purchased under the put/call arrangement is equal to the per share net proceeds realized by Hercules in the secondary public offering, $55.32. In late fiscal 1998, the Company did repurchase the first installment of 271,000 shares, for approximately

$15 million. In May and August 1998, the Company repurchased the second and third installments, respectively, of 271,000 shares, each for approximately $15 million. The Company's present intention is to purchase the remaining 271,000 shares covered by the put/call arrangement, although no definitive decision has been made to do so.

During the first quarter of fiscal 1998, the Company completed a $50 million stock repurchase program started in fiscal 1996. In connection with that program, the Company made repurchases in the three months ended June 29, 1997 of approximately 140,000 shares, for approximately $6.0 million. On October 22, 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.0 million shares of its common stock. It is currently expected that any purchases made under this buy-back plan would be subject to market conditions and the Company's compliance with its debt covenants. Effective November 10, 1997, the Company entered into an agreement to amend its Credit Agreement that provides the Company expanded flexibility with respect to certain restricted payments, including payments for stock repurchases. As of June 28, 1998, the Company's revised debt covenants permit it to expend up to an additional $58.3 million in total, in connection with all share repurchases. In connection with this new repurchase program, the Company has repurchased 165,300 shares through June 28, 1998, at a cumulative cost of $10.0 million, or $60.34 per share. No repurchases were made under this plan during the three-month period ended June 28, 1998. While it is currently the Company's intention to continue stock repurchases under the program, there can be no assurance that the Company will repurchase all or any portion of the remaining shares or as to the timing or terms thereof.

The Company's total debt (notes payable, current portion of long-term debt, and long-term debt) as a percentage of total capitalization decreased to 42 percent on June 28, 1998, from 43 percent on March 31, 1998. This decrease reflects principal repayments of $4.5 million on the bank term debt during the quarter ended June 28, 1998, as well as increased equity, due primarily to fiscal 1999 net earnings to date.

In June 1995, the Company and claimants reached an agreement to settle the Accudyne "qui tam" lawsuit. Terms of the agreement include payments by the Company of $12.0 million, consisting of payments of $.5 million, $3.0 million, $4.0 million, and $4.5 million, to be made in June 1995, April 1996, April 1997, and June 1998, respectively, plus interest at the three year Treasury Bill rate. The final payment of $4.5 million was paid during the quarter ended June 28, 1998.

Based on the financial condition of the Company at June 28, 1998, the Company believes that future operating cash flows, combined with existing cash balances, and the availability of funding under its line of credit, will be adequate to fund the future growth of the Company, as well as to service its long-term debt obligations.

CONTINGENCIES

As a U.S. Government contractor, the Company is subject to defective pricing and cost accounting standards non-compliance claims by the Government. Additionally, the Company has substantial Government contracts and subcontracts, the prices of which are subject to adjustment. The Company believes that resolution of such claims and price adjustments made or to be made by the Government for open fiscal years (1987 through 1998) will not materially exceed the amount provided in the accompanying balance sheets.

The Company is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. Such matters arise out of the normal course of business and relate to product liability, intellectual property, Government regulations, including environmental issues, and other issues. Certain of the lawsuits and claims seek damages in large amounts. In these proceedings, no director, officer, or affiliate is a party or a named defendant.

The Company is involved in three "qui tam" lawsuits brought by former employees of the Aerospace operations acquired from Hercules in March 1995. The first involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The second involves allegations of mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement and wrongful termination claims. The Government did not join in either of these lawsuits. Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the acquired operations will be assumed by the Company except for a few specific lawsuits and disputes including the two qui-tam lawsuits referred to above. On May 15, 1998, Hercules announced that it had agreed to a settlement in the first qui tam lawsuit, which has since been approved by the court. Under terms of the purchase agreement with Hercules, the Company's maximum combined settlement liability for both of these qui tam matters is approximately $4 million, for which the Company has fully reserved. In July, 1998 the Company paid such amount in satisfaction of its liability related to the matter. The Company also agreed to reimburse Hercules for 40 percent of all legal costs incurred after March 15, 1995, relating to these two actions. In the third qui tam lawsuit, the Company received a partially unsealed complaint in March, 1997 alleging labor mischarging to the Intermediate Nuclear Force (INF) contract, and other contracts. Damages are not specified in this civil suit. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the purchase agreement. In March 1998, the Company and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with relator's attorney's fees of $150 thousand each, which was paid in April 1998. The Department of Justice has declined to intervene in the remaining portion of the complaint.

The Company has also been served with a complaint in a civil action alleging violation of the False Claims Act and the Truth in Negotiations Act. The complaint alleges defective pricing on a government contract. Based upon documents provided to the company in connection with the action, the Company believes that the U.S. Government may seek damages and penalties of approximately $5 million.

The Company is a defendant in a patent infringement case brought by Cordant Technologies (formerly Thiokol Corporation), which the Company believes is without merit. The complaint does not quantify the amount of damages sought. Through its analysis of an October 27, 1997, court filing, the Company now believes that, based on an economist's expert testimony, Cordant Technologies may seek lost profits, interest and costs of approximately $240 million. Even if the Company is found liable, it believes that damages should be based upon a reasonable royalty of less than $5 million. The court has bifurcated the trial, with the liability issue being tried first, and if liability is found, the damages issue being tried second. The liability issue was tried in January 1998, after which the court requested, and the parties submitted, post-trial briefs. A decision on the liability issue is not expected until several months after submission of the parties' post-trial briefs. In the judgment of management, the case will not have a material adverse effect upon the Company's future financial condition or results of operations. However, there can be no assurance that the outcome of the case will not have a material adverse effect on the Company.

During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advise from its counsel, maintains that the option exercise was invalid and has therefore not performed on the option. The Company is currently appealing the validity of the option to the United States Court of Appeals, based on the Company's continued belief that such exercise was invalid. In late December 1997, the Company was informed by the customer that the Company was being terminated for default on the contract. The Company expects the appeals process to conclude in calendar 1998. Depending on the outcome of the appeal, which will drive the outcome of the termination for default, management currently estimates that the range of possible adverse impact to the Company's operating earnings is from $0-$4 million.

The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At June 28, 1998, the accrued liability for environmental remediation of $31.7 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $9.6 million, representing the present value of those reimbursements at June 28, 1998. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations, acquired from Hercules in March, 1995, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at June 28, 1998 (in millions):

                                            ACCRUED ENVIRONMENTAL    ENVIRONMENTAL COSTS -
                                                  LIABILITY        REIMBURSEMENT RECEIVABLE
       --------------------------------------------------------------------------------------
       Amounts (Payable)/Receivable                $(40.7)                $12.5
       Unamortized Discount                           9.0                  (2.9)
       --------------------------------------------------------------------------------------
       Present Value Amounts
                (Payable)/Receivable               $(31.7)                 $9.6
       --------------------------------------------------------------------------------------

At June 28, 1998, the estimated discounted range of reasonably possible costs of environmental remediation is between $31.7 and $56.0 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

In future periods, new laws or regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, the Company's share of the cost of such remedies, changes in the extent and type of site utilization, the number of parties found liable at each site, and their ability to pay are all factors that could significantly change the company`s estimates.

It is reasonably possible that management's current estimates of liabilities for the above contingencies could change in the near term, as more definitive information becomes available.

YEAR 2000

The company utilizes a significant amount of computer hardware and software programs and operating systems across the entire organization, including applications used in manufacturing, product development, financial business systems, and various administrative functions. To the extent that this hardware and software contains source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even replacements of such applications will be necessary.

The company's process for becoming "Year 2000" compliant includes activities to increase awareness of the issue across the company, assess where the company has issues, determine proposed resolutions, validate those proposed resolutions, and finally, implement system solutions. The Company has substantially completed its assessment of applications within the Company that are not Year 2000 compliant and is in varying stages of determining appropriate resolutions to the issues identified. The Company currently expects to complete all business critical internal hardware and software modification and testing by early calendar 1999. In addition, the Company has initiated formal communications with all of its significant suppliers and customers to determine their Year 2000 compliance readiness and the extent to which the company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted to Year 2000 compliant systems in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the company.

Given information known at this time about the Company's systems having such issues, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications as necessary, it is currently expected that Year 2000 costs, the majority of which are expected to be incurred in fiscal 1999, will not have an impact exceeding a range of $5-$10 million on the Company's liquidity or its results of operations. These expected impacts have been incorporated into the Company's operating plans for fiscal 1999. These costs include incremental personnel costs, consulting costs, and costs for the modification of existing hardware and software. These costs will be funded through cash flows from operations and are expensed as incurred. Purchased hardware and software will be capitalized in accordance with normal policy. The costs of the project and the timing in which the Company believes it will complete the necessary Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the success of the Company in identifying systems and programs having Year 2000 issues, the nature and amount of programming required to upgrade or replace the affected programs, the availability and cost of personnel trained in this area, and the extent to which the company might be adversely impacted by third party (suppliers, customers, etc.) failure to remediate their own Year 2000 issues. Failure by the Company and/or its suppliers and customers (in particular, the U.S. Government, on which the Company is materially dependent) to complete Year 2000 compliance work in a timely manner could have a material adverse effect on the Company's operations.

INFLATION

In the opinion of management, inflation has not had a significant impact upon the results of the Company's operations. The selling prices under contracts, the majority of which are long term, generally include estimated cost to be incurred in future periods. These cost projections can generally be negotiated into new buys under fixed-price government contracts, while actual cost increases are recoverable on cost-type contracts.

RISK FACTORS

Certain of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include those relating to fiscal 1999 sales, gross margin, operating expenses, senior subordinated debt prepayment, tax payments and capital expenditures. Also included are statements relating to cost growth and reimbursement prospects for the Explosive "D" contract and the likelihood that the contract's option will be exercised, the realization of net deferred tax benefits, the repurchase of Company common stock generally, and from Hercules in particular, the funding of future growth and long-term debt repayment, environmental remediation costs and reimbursement prospects, the financial and operating impact of the resolution of environmental and litigation contingencies in general, resolution of the Cordant Technologies matter and M117 contract termination for default in particular, and the ultimate cost and impact of the Company's Year 2000 compliance effort. Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Some of these risks and uncertainties are set forth in connection with the applicable statements. Additional risks and uncertainties include, but are not limited to, changes in government spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company's success in program pursuits, program performance, continued access to technical and capital resources, supply and availability of raw materials and components, timely compliance with the technical requirements of the Year 2000 issue, including timely compliance by the Company's vendors and customers, and merger and acquisition activity within the industry. All forecasts and projections in this report are "forward-looking statements", and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

                          PART II -- OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

         The registrant has previously reported that, at the time it acquired Hercules Aerospace Company ("HAC") from Hercules Incorporated ("Hercules"), HAC was involved in two lawsuits alleging violations of the False Claims Act (known as "QUI TAM" actions) brought by former employees who had been subject to a HAC reduction-in-force. The first QUI TAM action, captioned UNITED STATES EX REL., KATHERINE A. COLUNGA, ET. AL. V. HERCULES INCORPORATED (the "Colunga Case"), was filed in the U.S. District Court for the District of Utah, Central Division. The first complaint was filed under seal on October 24, 1989. The second amended complaint was filed on April 16, 1992. The alleged false claims appear to be principally based on an allegedly deficient quality control program. The second QUI TAM action, captioned UNITED STATES EX REL., BENNY D. HULLINGER, ET. AL. V. HERCULES INCORPORATED, was filed under seal in the U.S. District Court for the District of Utah, Central Division. The original complaint was filed under seal on March 11, 1992, and removed from under seal on August 15, 1994. The first amended complaint was filed on November 9, 1994. The complaint alleges various causes of action, including labor and material mischarging and misuse of special tooling and government property. Damages are not specified. The U.S. Government investigated both QUI TAM cases and declined to take part in either lawsuit.

         Under the terms of the Purchase Agreement relating to the acquisition of HAC: (i) all liability associated with and all responsibility for continuing defense of litigation incurred in the ordinary course of business of HAC has been assumed by the registrant, except for the QUI TAM lawsuits described above; and (ii) the registrant agreed to indemnify and reimburse Hercules for a portion of the claims (collectively, the "Litigation Claims") arising out of, relating to, or incurred in connection with the above HAC QUI TAM actions (collectively, the "Hercules Actions"). The Company's liability to Hercules for the Litigation Claims (other than with respect to Litigation Claims consisting of external attorney's and investigative fees and related costs and expenses (collectively, the "Legal Costs")) is limited to approximately $4 million, which has been paid. The Company also has agreed to reimburse Hercules for 40 percent of all Legal Costs incurred from and after the closing of the HAC Acquisition with respect to the Hercules Actions. The Company and Hercules have also entered into a Joint Defense Agreement with respect to the Hercules Actions. On May 15, 1998, Hercules announced an agreement to settle the Colunga Case, subject to Court approval. On July 7, 1998, the Court approved the settlement and dismissed the case.

         The registrant has previously reported that, in March 1997 the Company received a partially unsealed complaint, filed on an unknown date, in a QUI TAM action by a former employee alleging violations of the False Claims Act. The action has since been identified as UNITED STATES OF AMERICA EX REL. P. ROBERT PRATT AND P. ROBERT PRATT, INDIVIDUALLY VS. ALLIANT TECHSYSTEMS INC. AND HERCULES INCORPORATED, which was filed in the United States District Court, Central District of California. The action alleges labor mischarging to the Intermediate Nuclear Force ("INF") contract and other contracts at the registrant's Bacchus Works facility in Magna, Utah. Damages are not specified. The registrant and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the HAC Purchase Agreement. In March 1998, the registrant and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with relator's attorney's fees of $150,000 each, which amounts were paid in April 1998. The Department of Justice has declined to intervene in the remaining portion of the complaint.

         Incorporated herein by reference is note 5 of Notes to Financial Statements included in Item 1 of Part I of this report.

ITEM 5. OTHER INFORMATION

         Attached to this report as Exhibit 99 is a list of the registrant's directors and executive officers, as of the date of this report, which reflects the following changes since June 1, 1998: Deletion: Galen K. Johnson, Vice President and Treasurer; New title: Scott S. Meyers, Vice President, Treasurer and Chief Financial Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

        Exhibit No.                  Description
        -----------                  -----------

            10.1 Separation Agreement and General Release dated April 15, 1998, between the registrant and Donald E. Willis

            10.2 Consulting/retirement arrangement between the registrant and Richard Schwartz

            27    Financial Data Schedule

            99    Alliant Techsystems Inc. Directors and Executive Officers


   (b)  Reports on Form 8-K.

            During the quarterly period ended June 28, 1998, the registrant filed no reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALLIANT TECHSYSTEMS INC.


Date: August 6, 1998               By: /s/ Charles H. Gauck
                                 Name: Charles H. Gauck
                                Title: Secretary
                                       (On behalf of the registrant)

Date: August 6, 1998               By: /s/ Scott S. Meyers
                                 Name: Scott S. Meyers
                                Title: Vice President, Treasurer and
                                       Chief Financial Officer
                                        (Principal Financial Officer)

                            ALLIANT TECHSYSTEMS INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX


   Exhibit No.                               Description                                      Method of Filing
   -----------                               -----------                                      ----------------
    10.1           Separation Agreement and General Release dated April 15, 1998,
                   between the registrant and Donald E. Willis  . . . . . . . . .    Filed herewith electronically

    10.2           Consulting/retirement arrangement between the registrant and      Incorporated by reference to
                   Richard Schwartz. . . . . . . . . . . . . . . . . . . . . . .     registrant's proxy statement dated
                                                                                     July 2, 1998--Other Plans and
                                                                                     Agreements with Executive
                                                                                     Officers, page 24

    27             Financial Data Schedule. . . . . . . . . . . . . . . . . . . .    Filed herewith electronically

    99             Alliant Techsystems Inc. Directors and Executive Officers . . .   Filed herewith electronically

