Form 10-Q
period 1998-09-27
ALLIANT TECHSYSTEMS INC
filed 1998-11-06
CIK 866121

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 27, 1998 or

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

                                 Yes /X/ No / /

     As of October 31, 1998, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 12,419,587 (excluding 1,444,026 treasury shares).

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  Consolidated Income Statements (Unaudited)

(In thousands except
per share data)


                                                        QUARTERS ENDED        SIX MONTHS ENDED
                                                 ---------------------------------------------------
                                                 September 27 September 28 September 27 September 28
                                                    1998          1997        1998         1997
                                                 ---------------------------------------------------
Sales                                             $ 258,998    $ 266,954    $ 515,319    $ 518,593
Cost of sales                                       213,564      221,125      424,654      429,044
                                                  ---------    ---------    ---------    ---------
Gross margin                                         45,434       45,829       90,665       89,549
Operating expenses:
         Research and development                     2,137        2,636        3,732        4,674
         Selling                                      5,734        8,801       14,486       19,049
         General and administrative                  13,162       12,127       24,080       22,271
                                                  ---------    ---------    ---------    ---------
         Total operating expenses                    21,033       23,564       42,298       45,994
                                                  ---------    ---------    ---------    ---------
Income from operations                               24,401       22,265       48,367       43,555
         Miscellaneous income (expense)                  77          (36)          41           64
                                                  ---------    ---------    ---------    ---------
Earnings before interest and income taxes            24,478       22,229       48,408       43,619
         Interest expense                            (5,192)      (7,380)     (10,876)     (14,937)
         Interest income                                323        1,071          667        1,896
                                                  ---------    ---------    ---------    ---------
Income before income taxes and
         extraordinary loss                          19,609       15,920       38,199       30,578
Income tax provision                                  2,941         --          5,730         --
                                                  ---------    ---------    ---------    ---------
Income before extraordinary loss                     16,668       15,920       32,469       30,578
Extraordinary loss on early extinguishment of
         debt, net of $2,581 income tax benefit     (14,627)        --        (14,627)        --
                                                  ---------    ---------    ---------    ---------
Net income                                        $   2,041    $  15,920    $  17,842    $  30,578
                                                  =========    =========    =========    =========


Basic earnings per common share:
         Income before extraordinary loss         $    1.33    $    1.22    $    2.58    $    2.35
         Extraordinary loss                           (1.17)        --          (1.16)        --
                                                  ---------    ---------    ---------    ---------
         Net income                               $     .16    $    1.22    $    1.42    $    2.35
                                                  =========    =========    =========    =========
Diluted earnings per common share:
         Income before extraordinary loss         $    1.30    $    1.18    $    2.51    $    2.28
         Extraordinary loss                           (1.14)        --          (1.13)        --
                                                  ---------    ---------    ---------    ---------
         Net income                               $     .16    $    1.18    $    1.38    $    2.28
                                                  =========    =========    =========    =========


Average number of common shares (thousands)          12,502       13,040       12,607       13,023
                                                  =========    =========    =========    =========
Average number of common and
 dilutive shares (thousands)                         12,813       13,496       12,918       13,407
                                                  =========    =========    =========    =========


See Notes to Consolidated Financial Statements

                    Consolidated Balance Sheets (Unaudited)

                                                                                  -------------------------
 (In thousands except share data)                                                 September 27,   March 31,
                                                                                      1998          1998
                                                                                  -------------------------
Assets
Current assets:
        Cash and cash equivalents                                                  $  23,398    $  68,960
        Receivables                                                                  207,863      209,915
        Net inventory                                                                 46,752       49,072
        Deferred income tax asset                                                     38,280       38,280
        Other current assets                                                           6,042        6,803
                                                                                   ---------    ---------
               Total current assets                                                  322,335      373,030
Net property, plant, and equipment                                                   326,280      333,538
Goodwill                                                                             130,771      131,600
Prepaid and intangible pension assets                                                 88,156       85,539
Other assets and deferred charges                                                      3,641        8,473
                                                                                   ---------    ---------
               Total assets                                                        $ 871,183    $ 932,180
                                                                                   =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
        Current portion of long-term debt                                          $  17,838    $  17,838
        Accounts payable                                                              67,483       80,071
        Contract advances and allowances                                              51,391       64,318
        Accrued compensation                                                          23,487       32,275
        Accrued income taxes                                                           9,886        8,049
        Accrued restructuring and facility consolidation                                 342        2,637
        Other accrued liabilities                                                     53,122       72,214
                                                                                   ---------    ---------
               Total current liabilities                                             223,549      277,402
Long-term debt                                                                       190,976      180,810
Post-retirement and post-employment benefits liability                               132,909      136,889
Pension liability                                                                     30,244       33,991
Other long-term liabilities                                                           37,060       37,334
                                                                                   ---------    ---------
               Total liabilities                                                     614,738      666,426
Contingencies
Redeemable common shares (271,000 and 813,000 shares, $.01 par value, redeemable at prescribed prices totaling $14,993 and $44,979, at September 27, 1998 and March 31, 1998, respectively. Redeemable quarterly, in equal
        lots of 271,000 shares each, during calendar 1998.)                        $  14,993    $  44,979
Common stock - $.01 par value
        Authorized - 20,000,000 shares
        Issued and outstanding 12,411,488 shares at September
        27, 1998 and 12,855,511 at March 31, 1998                                        121          121
Additional paid-in-capital                                                           230,589      201,728
Retained earnings                                                                     90,386       72,544
Unearned compensation                                                                 (1,980)      (1,251)
Pension liability adjustment                                                          (4,743)      (4,743)
Common stock in treasury, at cost (1,452,125 shares held at
        September 27, 1998 and 1,008,102 at March 31, 1998)                          (72,921)     (47,624)
                                                                                   ---------    ---------
               Total liabilities and stockholders' equity                          $ 871,183    $ 932,180
                                                                                   =========    =========


See Notes to Consolidated Financial Statements

               Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                    SIX MONTHS ENDED
                                                               ---------------------------
                                                               September 27, September 28,
                                                                   1998          1997
                                                               ---------------------------
OPERATING ACTIVITIES
Net income                                                     $  17,842    $  30,578
Adjustments to net income to arrive at cash
   used for operations:
       Depreciation                                               19,424       20,839
       Amortization of intangible assets and unearned
         compensation                                              2,954        3,111
       Extraordinary loss on early extinguishment
         of debt                                                  17,208           --
       Loss on disposal of property                                  367           76
       Changes in assets and liabilities:
            Receivables                                            2,052          381
            Inventory                                              2,320        8,892
            Accounts payable                                     (12,588)     (17,747)
            Contract advances and allowances                     (12,927)     (18,164)
            Accrued compensation                                  (8,788)      (5,026)
            Accrued income taxes                                   1,837       (2,107)
            Accrued restructuring and facility consolidation      (2,295)     (10,638)
            Accrued environmental liability                         (274)        (324)
            Pension and post-retirement benefits                  (7,727)      (6,563)
            Other assets and liabilities                         (20,021)     (14,904)
                                                               ---------    ---------
Cash used for operations                                            (616)     (11,596)
                                                               ---------    ---------
INVESTING ACTIVITIES
Capital Expenditures                                             (13,688)      (6,015)
Acquisition of business                                           (1,100)      (2,000)
Proceeds from disposition of property, plant, and equipment          260          158
                                                               ---------    ---------
Cash used for investing activities                               (14,528)      (7,857)
                                                               ---------    ---------
FINANCING ACTIVITIES
Net borrowings on line of credit                                 159,000           --
Payments made on bank debt                                        (8,834)     (14,512)
Payments made to extinguish high yield debt                     (152,997)          --
Net purchase of treasury shares                                  (29,213)      (5,054)
Proceeds from exercised stock options                              1,626        4,508
Other financing activities, net                                       --       (1,372)
                                                               ---------    ---------
Cash used for financing activities                               (30,418)     (16,430)
                                                               ---------    ---------
Decrease in cash and cash equivalents                            (45,562)     (35,883)
Cash and cash equivalents - beginning of period                   68,960      122,491
                                                               ---------    ---------
Cash and cash equivalents - end of period                      $  23,398    $  86,608
                                                               =========    =========


See Notes to Consolidated Financial Statements

            Notes to Consolidated Financial Statements (Unaudited)

1. On September 16, 1998, the Company completed the tender offer and consent solicitation relating to its outstanding $150 million 11 3/4 % Senior Subordinated Notes due March 1, 2003 (the "Notes"). Under the tender offer (the "Offer"), the Company accepted all validly tendered Notes for payment under the Offer, and has accordingly paid approximately $153 million to purchase the Notes from noteholders holding approximately $140 million principal amount of the Notes. The purchase of the Notes was financed under the Company's revolving credit facility, which expires in March of 2001. The Company has recorded a $17.2 million extraordinary charge for the early extinguishment of debt ($14.6 million, after tax benefit of $2.6 million) which is comprised of the $13 million cash premium paid to acquire the Notes, as well as the write-off of approximately $4 million representing the unamortized portion of the debt issuance costs associated with the original issuance of the Notes, which were issued in March 1995.

     During the six months ended September 27, 1998, the Company made principal payments on its Bank Term Loan of $8.8 million. Borrowings of $159.0 million were outstanding against its $275.0 million revolving line of credit at September 27, 1998, primarily the result of the early extinguishment of the Notes, as described above. Letters of credit totaling $37.3 million further reduced the available line of credit to $78.7 million.

     The remaining scheduled minimum loan payments on outstanding long-term debt are as follows: fiscal 1999, $9.0 million; fiscal 2000, $17.8 million; fiscal 2001, $172.0 million; fiscal 2002, $0,and fiscal 2003, $10 million.

2. The major categories of other current and long-term accrued liabilities are as follows (in thousands):

                                                         Period Ending
                                           -------------------------------------
                                           September 27, 1998     March 31, 1998
                                           --------------------  ---------------
     Employee benefits and insurance                25,412            29,196
     Legal accruals                                  8,583            21,495
     Other accruals                                 19,127            21,523
                                                   -------           -------
     Other accrued liabilities-current              53,122            72,214
                                                   =======           =======

     Environmental remediation liability            16,990            17,264
     Deferred tax liability                         19,499            19,498
     Other long-term                                   571               572
                                                   -------           -------
     Other long-term liabilities                    37,060            37,334
                                                   =======           =======


     The decrease in legal accruals since March 31, 1998 is reflective of payments made during the six-month period ended September 27, 1998, for legal settlements agreed to (and reserved for) in previous periods, including the $4.5 million installment paid in April 1998 in connection with the Accudyne "qui tam" settlement (reached in June 1995) and payments totaling $6.5 million in satisfaction of the liabilities associated with two other qui tam issues previously settled. See Note 5 for further discussion of legal settlements.

3. Alternative minimum taxes of $1.3 and $2.1 million were paid during the six-month period ended September 27, 1998 and September 28, 1997, respectively. The effective income tax rate of 15 percent on continuing operations in the current six-month period reflects recognition and utilization of $12.8 million of available federal and state loss carryforwards (gross) for tax purposes.

4. On October 24, 1997, the Company entered into an agreement with Hercules Incorporated (Hercules) providing for the disposition of the 3.86 million shares of Alliant common stock held by Hercules. The shares represent the stock issued by the Company in connection with the March 15, 1995 acquisition of the Hercules Aerospace Company operations from Hercules (Aerospace acquisition).

     Under the agreement with Hercules, during the quarter ended December 28, 1997 the Company registered for public offering approximately 2.78 million shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering nor did the Company receive any proceeds from the offering. The remaining
     1.1 million shares held by Hercules became subject to a put/call arrangement under which Hercules can require the Company to purchase the shares in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The Company can likewise require Hercules to sell the shares to the Company in four equal installments during each of the four calendar quarters of 1998. The price for shares purchased under the put/call arrangement is equal to the per share net proceeds realized by Hercules in the secondary public offering, $55.32. In late fiscal 1998, the Company did repurchase the first installment of 271,000 shares, for approximately $15 million. In May and August 1998, the Company repurchased the second and third installments, respectively, of 271,000 shares, each for approximately $15 million. The Company repurchased the remaining 271,000 shares covered by the put/call arrangement in early November 1998.

     During the first six months of fiscal 1998, the Company completed a $50 million stock repurchase program started in fiscal 1996. In connection with that program, the Company made repurchases in the six months ended September 28, 1997 of approximately 140,000 shares, for approximately $6.0 million.

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

     Under the terms of the agreements relating to the Aerospace acquisition, acquired from Hercules, Inc. in March 1995, all litigation and legal disputes arising in the ordinary course of the acquired operations will be assumed by the Company except for a few specific lawsuits and disputes including two specific qui-tam lawsuits. Under terms of the purchase agreement with Hercules, the Company's maximum combined settlement liability for both of these qui tam matters was approximately $4 million, which the Company had fully reserved. On May 15, 1998, Hercules announced that it had agreed to a settlement in the first qui tam lawsuit, which has since been approved by the court. Therefore, in July 1998 the Company paid $4 million in full satisfaction of its liability related to these matters.

     In March, 1997 the Company received a partially unsealed complaint, in a qui tam action by four former employees (the "Relators") alleging labor mischarging to the Intermediate Nuclear Force (INF) contract, and other contracts. Damages are not specified in this civil suit. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the Aerospace acquisition purchase agreement. In March 1998, the Company and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with Relators' attorney's fees of $150 thousand each, which was paid in April 1998. The Department of Justice declined to intervene in the remaining portion of the complaint. On October 16, 1998 the Company and Hercules settled with the Relators all remaining issues in this action by agreeing to each pay $575 thousand, subject to court approval.

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

     During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advice from its counsel, maintains that the option exercise was invalid and has therefore not performed on the option. The Company is currently appealing the validity of the option to the United States Court of Appeals, based on the Company's continued belief that such exercise was invalid. In late December 1997, the Company was informed by the customer that the Company was being terminated for default on the contract. The Company expects the appeals process to conclude in calendar 1999. Depending on the outcome of the appeal, which will drive the outcome of the termination for default, management currently estimates that the range of possible adverse impact to the Company's operating earnings is from $0-$4 million.

     During fiscal 1998, the Company identified potential technical and safety issues on its Explosive "D" contracts that, depending on the outcome of the continuing evaluation of these risks and the potentially mitigating solutions, could add cost growth to the program. These potential technical and safety issues have caused the Company to delay contract performance until the issues are resolved to the satisfaction of the Company. As a result, the Government customer has provided the Company notification that it has been terminated for default on the contracts. The Company is currently working closely with the customer to resolve these matters. Based on information known at this time, management's estimated range of reasonably possible additional cost growth that could occur as a result of the potential technical and safety issues on the Explosive "D" program is currently $0-$7 million, on which ultimate outcome is dependent on the extent to which the Company is able to mitigate these potential risks and ultimately resolve the contractual performance issues on a mutually agreeable basis.

     The Company does not believe that the above contract terminations will have a material adverse impact on the Company's results of operations, its liquidity, or its financial position.

     The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At September 27, 1998, the accrued liability for environmental remediation of $31.6 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $9.6 million, representing the present value of those reimbursements at September 27, 1998. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations, acquired from Hercules in March 1995, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of
     4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at September 27, 1998 (in millions):


                                  Accrued Environmental   Environmental Costs -
                                       Liability        Reimbursement Receivable
                                   ---------------------------------------------

     Amounts (Payable)/Receivable        $(40.6)                $12.5
     Unamortized Discount                   9.0                  (2.9)
                                         ------                 -----
     Present Value Amounts
             (Payable)/Receivable        $(31.6)                 $9.6
                                         ======                 =====

     At September 27, 1998, the estimated discounted range of reasonably possible costs of environmental remediation is between $31 and $56 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

     In future periods, new laws or regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, the Company's share of the cost of such remedies, changes in the extent and type of site utilization, the number of parties found liable at each site, and their ability to pay are all factors that could significantly change the Company's estimates.

     It is reasonably possible that management's current estimates of liabilities for the above contingencies could change in the near term, as more definitive information becomes available.

6. Interest paid during the six-month periods ended September 27, 1998 and September 28, 1997 totaled $11.2 and $14.4 million, respectively.

     During fiscal 1998, the Company entered into treasury rate-lock agreements to hedge against increases in market interest rates on the anticipated refinancing of its senior subordinated notes. These agreements provide for rate locks between 6.04 and 6.25 percent on a notional amount of $100 million. During the second quarter of fiscal 1999, in connection with the refinance of the senior subordinated notes, $75 million notional amount of the treasury locks were converted into $150 million of 10-year interest rate swaps, which begin November 2, 1998. The swaps include bank cancellation options after 5 years and provide for an average fixed swap rate of 6.0 percent.

     In addition to the above, the Company has a $55 million outstanding interest rate swap to hedge against increases in the one-month LIBOR interest rate. Under the agreement, the Company pays a fixed rate of 5.54 percent, and receives interest at a rate of one-month LIBOR (approximately
     5.4 percent at September 27, 1998). The swap agreement expires February 1, 1999, and has certain cancellation options.

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

     In computing EPS for the three and six month periods ended September 27, 1998 and September 28, 1997, net income as reported for each respective period, is divided by:

                                   Three-Months Ended   Six-Months Ended
                                  ------------------- -------------------
                                  Sept. 27, Sept. 28, Sept. 27, Sept. 28,
                                    1998     1997      1998       1997
                                  ------------------- -------------------

Basic EPS:
- Average Shares Outstanding       12,502    13,040    12,607    13,023
                                   ======    ======    ======    ======

Diluted EPS:
- Average Shares Outstanding       12,502    13,040    12,607    13,023
- Dilutive effect of options and      311       456       311       384
   redeemable common shares
                                   ------    ------    ------    ------

Diluted EPS Shares Outstanding     12,813    13,496    12,918    13,407
                                   ======    ======    ======    ======

     For the three and six month periods ended September 27, 1998, 271,000 common shares, which were subject to the put/call agreement with Hercules (see Note 4) were not included in the calculation of diluted EPS, as inclusion of those redeemable shares would have been anti-dilutive. There were also 500 and 138,850 stock options, respectively, that were not included in the computation of diluted EPS for the three and six month periods ended September 27, 1998, due to the option price being greater than the average market price of the common shares.

8. Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at date of acquisition and is being amortized on a straight-line basis over periods of 25 to 40 years. The recoverability of the carrying value of goodwill is periodically evaluated by comparison of the carrying value of the underlying assets which gave rise to the goodwill (including the carrying value of the goodwill itself) with the estimated future undiscounted cash flows from the related operations. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset based on discounted estimated future cash flows. To date, management has determined that no impairment exists.

9. Certain reclassifications have been made to the fiscal 1998 financial statements, as previously reported, to conform to the current classification. These reclassifications did not affect the net income from operations, as previously reported.

10. The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three and six month periods ended September 27, 1998, and September 28, 1997. The Company's accounting policies are described in the notes to financial statements in its fiscal 1998 Annual Report on Form 10-K.

11. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which requires businesses to disclose comprehensive income and its components in the Company's general-purpose financial statements. Effective April 1, 1998, the Company adopted SFAS No. 130. The Company's net income (as reported) is identical to its "comprehensive income", as defined by SFAS 130, for the three and six month periods ended September 27, 1998, and September 28, 1997, respectively.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which requires additional disclosure only, and as such, is expected to have no financial impact to the Company. The statement is effective for the Company's fiscal year ending March 31, 1999.

     In March 1998, the AICPA issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on when costs incurred for internal use computer software are to be capitalized. The SOP is currently not expected to have a material impact to the Company's results of operations or its financial position. The SOP is effective for the Company's fiscal year beginning April 1, 1999.

12.  Subsequent Event:

     On November 5, 1998, the Company's Board of Directors approved the repurchase by the Company of up to 2.8 million shares of its common stock, at prices not greater than $77, nor less than $67 (the "Offer"). The buy back would occur via a modified "dutch auction" offer, wherein stockholders may tender their shares, at prices specified by the tendering stockholders, subject to the terms and conditions of the Offer. The Company will select a purchase price that will enable it to purchase up to 2.8 million shares. It is currently expected that a filing with respect to the Offer will be filed with the Securities and Exchange Commission on, or about,

     November 6, 1998. The Offer is currently expected to expire on December 8, 1998. Financing for purchases pursuant to the Offer is to be from a new bank credit facility that the Company expects to have completed prior to the expiration of the Offer. The new credit facility, which will refinance the Company's existing bank facility, will have a term of six years, and will be subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and restricted payments). The Company currently has commitments from banks totaling $650 million. The interest rate charged to the Company will be approximately 7.85 percent initially. This interest rate will be subject to change in the future, as changes occur in market conditions and in the Company's financial performance. The new credit facility will consist of a revolving credit facility in the amount of $250 million, and term-loan facilities for the remainder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales

Sales for the quarter ended September 27, 1998 totaled $259.0 million, a decrease of $8.0 million, or 3.0 percent, from $267.0 million for the comparable quarter in the prior year. Conventional Munitions Group sales were $117.8 million for the current year quarter, an increase of $3.7 million, or 3.2 percent, compared to $114.1 million in the comparable quarter of the prior year. Space and Strategic Systems Group sales were $103.0 million for the current year quarter, an increase of $7.1 million, or 7.4 percent, compared to $95.9 million in the comparable quarter of the prior year. The increase is attributable to higher propulsion sales, up $16 million compared to the comparable quarter of the prior year, primarily on the Titan and Delta space propulsion programs. These propulsion sales increases were partially offset by an $8 million decrease in composite structures sales on the completed X-33 contract for the development and sub-assembly of liquid hydrogen fuel tanks for the next-generation Space Shuttle. Defense Systems Group sales were $39.6 million for the current year quarter, a decrease of $14.5 million, or 26.8 percent, compared to $54.1 million in the comparable quarter of the prior year. The decrease was primarily attributable to the timing of deliveries on anti-tank munition programs.

Sales for the six-month period ended September 27, 1998 totaled $515.3 million, a decrease of $3.3 million, or 1 percent, from $518.6 million for the comparable period of the prior year. Conventional Munitions Group sales for the six-month period ended September 27, 1998 were $239.5 million, an increase of $6.2 million or 2.7 percent, compared to $233.3 million for the comparable period of the prior year. Space and Strategic Systems Group sales for the six-month period ended September 27, 1998 were $194.2 million, an increase of $20.2 million, or
11.6 percent, compared to $174.0 million for the comparable period of the prior year. The increase is attributable to higher propulsion sales, up $39 million compared to the comparable period of the prior year, primarily on the Titan and Delta space propulsion programs. These propulsion sales increases were partially offset by an $18 million decrease in composite structures sales due to the completion of the X-33 development contract. Defense Systems Group sales for the six-month period ended September 27, 1998 were $83.2 million, a decrease of $23.5 million, or 22.0 percent compared to $106.7 million for the comparable period of the prior year. The decrease is attributable to the timing of deliveries on anti-tank munitions programs, various fuzing programs, and a program completion.

Company sales for fiscal 1999 are expected to be approximately $1.1 billion.

Gross Margin

The Company's gross margin in the quarter ended September 27, 1998, was $45.4 million or 17.5 percent of sales, compared to $45.8 million, or 17.2 percent of sales for the comparable quarter of the prior year. The slight increase in margin was due to a combination of factors, including improved margins on space propulsion contracts, due primarily to improved cost performance. Gross margin for the six-month period ended September 27, 1998, totaled $90.7 million, or
17.6 percent of sales, compared to $89.5 million, or 17.3 percent of sales for the comparable period of the prior year. Gross margin in the current year period improved slightly, as a percent of sales, due to a combination of factors, the most significant being improved margins in core programs, primarily in space propulsion systems and ammunition programs.

Fiscal 1999 gross margin, as a percent of sales, is expected to be in the 17.5 -
18.5 percent range.

Operating Expenses

The Company's operating expenses for the quarter ended September 27, 1998, totaled $21.0 million, or 8.1 percent of sales, compared to $23.6 million, or
8.8 percent of sales for the comparable quarter of the prior year. The decrease in current year expenses is due primarily to the absence of approximately $2.3 million of selling expenses incurred during the comparable quarter of the prior year in the Company's pursuit of the Intercontinental Ballistic Missile (ICBM) Prime Integration Program.

Operating expenses for the six-month period ended September 27, 1998 totaled $42.3 million, or 8.2 percent of sales, compared to $46.0 million, or 8.9 percent of sales for the comparable period of the prior year. The decrease in current year expenses is due primarily to the absence of approximately $5 million of selling expenses incurred on the ICBM pursuit in the comparable period of the prior year, offset partially by higher legal expenses incurred in the current year period.

Fiscal 1999 operating expenses, as a percent of sales, are expected to be in the
8.0 - 8.5 percent range.

Interest Expense

The Company's interest expense for the quarter ended September 27, 1998 was $5.2 million, a decrease of $2.2 million compared to $7.4 million for the comparable quarter in the prior year. Interest expense for the six-month period ended September 27, 1998 was $10.9 million, a decrease of $4.0 million compared to interest expense of $14.9 million for the comparable period of the prior year. The large decrease in the current year expense was driven by significantly reduced average level of borrowings outstanding in the current year periods, as compared to the comparable periods of the prior year. Total borrowings outstanding at September 27, 1998, were $43.7 million less than total borrowings outstanding at September 28, 1997, due to scheduled debt repayments, as well as debt pre-payments made in late fiscal 1998.

Interest Income

Interest income for the quarter ended September 27, 1998, was $.3 million, compared to $1.1 million for the comparable quarter of the prior year, a decrease of $.7 million. Interest income for the six-month period ended September 27, 1998 was $.7 million, a decrease of $1.2 million compared to $1.9 million for the comparable period of the prior year. The decrease in interest income in the current year periods is driven by the absence of interest income earned on higher average cash balances in the comparable periods of the prior year. Cash balances during the prior year periods included approximately $40 million in proceeds from the Company's February, 1997 sale of its former Marine Systems Group. These proceeds were used later in fiscal 1998 to pre-pay a portion of the Company's outstanding long-term debt.

Income Taxes

The three and six-month periods ended September 27, 1998, reflect an effective income tax rate of 15 percent. The three and six month periods ended September 28, 1997, reflect an effective income tax rate of 0 percent. These tax rates differ from statutory tax rates due to the partial recognition of available tax-loss carryforwards. Recognition of such carryforwards is expected to continue to reduce future tax expense. It is currently expected that required payments for taxes in fiscal 1999 will also be reduced due to the aforementioned tax-loss carryforwards. However, the Company may be subject to the provisions of the Alternative Minimum Tax (AMT), in which case tax payments could be required. To the extent that AMT is required to be paid currently, the resulting deferred tax asset can be carried forward indefinitely, and can be recovered via reductions in tax payments on future taxable income.

Extraordinary Loss

On September 16, 1998, the Company completed the tender offer and consent solicitation relating to its outstanding $150 million 11 3/4 % Senior Subordinated Notes due March 1, 2003 (the "Notes"). Under the tender offer (the "Offer"), the Company accepted all validly tendered Notes for payment under the Offer, and has accordingly paid approximately $153 million to purchase the Notes from noteholders holding approximately $140 million principal amount of the Notes. The purchase of the Notes was financed under the Company's revolving credit facility, which expires in March of 2001. The Company has recorded a $17.2 million extraordinary charge for the early extinguishment of debt ($14.6 million, after the tax benefit of $2.6 million) which is comprised of the $13 million cash premium paid to acquire the Notes, as well as the write-off of approximately $4 million representing the unamortized portion of the debt issuance costs associated with the original issuance of the Notes, which were issued in March 1995.

Net Income

Net income reported for the quarter ended September 27, 1998, was $2.0 million, a decrease of $13.9 million, compared to net income of $15.9 million for the comparable quarter of the prior year. The decrease was driven by the $14.6 million extraordinary loss on the early extinguishment of debt, and by $2.9 million higher tax expense in the quarter, offset partially by lower operating expenses and interest expenses in the current year period. Net income for the six-month period ended September 27, 1998 was $17.8 million, a decrease of $12.8 million, compared to net income of $30.6 million for the prior year period. The decrease was driven by the $14.6 million extraordinary loss on the early extinguishment of debt, and $5.7 million higher tax expense in the current year period, which was offset partially by reduced operating and interest expenses in the current year.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash used by operations totaled $.6 million for the six months ended September 27, 1998, a reduction in cash usage of $11.0 million, when compared with cash used by operations of $11.6 million in the comparable period of the prior year. The reduced level of cash usage in the current year period resulted from a combination of factors, the most significant of which included lower spending on restructuring and facility consolidation activities, as these activities are now substantially complete, and improved profitability (before the extraordinary loss on early extinguishment of debt) for the six-months ended September 27, 1998, as compared to the comparable period of the prior year. Cash usage for the six months ended September 27, 1998, also included approximately $13 million in payments for legal settlements settled and accrued in prior years. See "Contingencies" below.

Cash used in investing activities for the period ended September 27, 1998, was $14.5 million, a $6.7 million increase in cash used, compared to cash used by investing activities of $7.9 million in the comparable period of the prior year. This difference primarily represented increased capital expenditures in the current year. The Company currently expects capital expenditures to be as much as $40-45 million for fiscal 1999. This represents a significant increase in capital spending relative to fiscal 1998. The increased planned expenditures are primarily the result of facilitization costs required to prepare for significant expected growth in the space propulsion business. This business increase is primarily associated with orders received from Boeing in fiscal 1999, totaling approximately $750 million ($1.7 billion if additional options exercised), for the production related to solid rocket boosters for the Delta Space Launch Vehicle family. Planned expenditures also include facilitization spending associated with moving the Company's Joliet, Illinois operations to the Radford Army Ammunition Plant in Virginia, and capital spending relating to the electronic fuze business, acquired from Motorola in fiscal 1998.

At September 27, 1998, the Company had borrowings of $159.0 million outstanding against its $275.0 million bank revolving credit facility, which primarily represented $153 million spent in September 1998 to purchase the Senior Subordinated Notes, as previously described. Additionally, the Company had outstanding letters of credit of $37.3 million, which further reduced amounts available on this facility to $78.7 million at September 27, 1998.

On October 24, 1997, the Company entered into an agreement with Hercules Incorporated (Hercules) providing for the disposition of the 3.86 million shares of Alliant common stock held by Hercules. The shares represent the stock issued by the Company in connection with the March 15, 1995 acquisition of the Hercules Aerospace Company operations from Hercules (Aerospace acquisition).

Under the agreement with Hercules, during the quarter ended December 28, 1997 the Company registered for public offering approximately 2.78 million shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering nor did the Company receive any proceeds from the offering. The remaining 1.1 million shares held by Hercules became subject to a put/call arrangement under which Hercules can require the Company to purchase the shares in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The Company can likewise require Hercules to sell the shares to the Company in four equal installments during each of the four calendar quarters of 1998. The price for shares purchased under the put/call arrangement is equal to the per share net proceeds realized by Hercules in the secondary public offering, $55.32. In late fiscal 1998, the Company did repurchase the first installment of 271,000 shares, for approximately $15 million. In May and August 1998, the Company repurchased the second and third installments, respectively, of 271,000 shares, each for approximately $15 million. The Company repurchased the remaining 271,000 shares covered by the put/call arrangement in early November 1998.

During the first six months of fiscal 1998, the Company completed a $50 million stock repurchase program started in fiscal 1996. In connection with that program, the Company made repurchases in the six months ended September 28, 1997 of approximately 140,000 shares, for approximately $6.0 million.

The Company's total debt (current portion of long-term debt and long-term debt) as a percentage of total capitalization increased to 45 percent on September 27, 1998, from 43 percent on March 31, 1998. This slight increase reflects slightly higher total debt, up $10.2 million, which primarily reflects the $13.0 million premium paid to purchase the Senior Subordinated Notes, as previously described.

In June 1995, the Company and claimants reached an agreement to settle the Accudyne "qui tam" lawsuit. Terms of the agreement include payments to be made by the Company over three years, totaling $12.0 million. The final payment of $4.5 million was paid in June, 1998.

Based on the financial condition of the Company at September 27, 1998, the Company believes that future operating cash flows, combined with existing cash balances and the availability of funding under its line of credit, will be adequate to fund the future growth of the Company, as well as to service its long-term debt obligations.

Subsequent Event:

On November 5, 1998, the Company's Board of Directors approved the repurchase by the Company of up to 2.8 million shares of its common stock, at prices not greater than $77, nor less than $67 (the "Offer"). The buy back would occur via a modified "dutch auction" offer, wherein stockholders may tender their shares, at prices specified by the tendering stockholders, subject to the terms and conditions of the Offer. The Company will select a purchase price that will enable it to purchase up to 2.8 million shares. It is currently expected that a filing with respect to the Offer will be filed with the Securities and Exchange Commission on, or about, November 6, 1998. The Offer is currently expected to expire on December 8, 1998. Financing for purchases pursuant to the Offer is to be from a new bank credit facility that the Company expects to have completed prior to the expiration of the Offer. The new credit facility, which will refinance the Company's existing bank facility, will have a term of six years, and will be subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and restricted payments). The Company currently has commitments from banks totaling $650 million. The interest rate charged to the Company will be approximately 7.85 percent initially. This interest rate will be subject to change in the future, as changes occur in market conditions and in the Company's financial performance. The new credit facility will consist of a revolving credit facility in the amount of $250 million, and term-loan facilities for the remainder.

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

Under the terms of the agreements relating to the Aerospace acquisition, acquired from Hercules, Inc. in March 1995, all litigation and legal disputes arising in the ordinary course of the acquired operations will be assumed by the Company except for a few specific lawsuits and disputes including two specific qui-tam lawsuits. Under terms of the purchase agreement with Hercules, the Company's maximum combined settlement liability for both of these qui tam matters was approximately $4 million, which the Company had fully reserved. On May 15, 1998, Hercules announced that it had agreed to a settlement in the first qui tam lawsuit, which has since been approved by the court. Therefore, in July 1998, the Company paid $4 million in full satisfaction of its liability related to these matters.

In March, 1997 the Company received a partially unsealed complaint, in a qui tam action by four former employees (the "Relators") alleging labor mischarging to the Intermediate Nuclear Force (INF) contract, and other contracts. Damages are not specified in this civil suit. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the Aerospace acquisition purchase agreement. In March 1998, the Company and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with Relators' attorney's fees of $150 thousand each, which was paid in April 1998. The Department of Justice declined to intervene in the remaining portion of the complaint. On October 16, 1998 the Company and Hercules settled with the Relators all remaining issues in this action by agreeing to each pay $575 thousand, subject to court approval.

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

During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advice from its counsel, maintains that the option exercise was invalid and has therefore not performed on the option. The Company is currently appealing the validity of the option to the United States Court of Appeals, based on the Company's continued belief that such exercise was invalid. In late December 1997, the Company was informed by the customer that the Company was being terminated for default on the contract. The Company expects the appeals process to conclude in calendar 1999. Depending on the outcome of the appeal, which will drive the outcome of the termination for default, management currently estimates that the range of possible adverse impact to the Company's operating earnings is from $0-$4 million.

During fiscal 1998, the Company identified potential technical and safety issues on its Explosive "D" contracts that, depending on the outcome of the continuing evaluation of these risks and the potentially mitigating solutions, could add cost growth to the program. These potential technical and safety issues have caused the Company to delay contract performance until the issues are resolved to the satisfaction of the Company. As a result, the Government customer has provided the Company notification that it has been terminated for default on the contracts. The Company is currently working closely with the customer to resolve these matters. Based on information known at this time, management's estimated range of reasonably possible additional cost growth that could occur as a result of the potential technical and safety issues on the Explosive "D" program is currently $0-$7 million, on which ultimate outcome is dependent on the extent to which the Company is able to mitigate these potential risks and ultimately resolve the contractual performance issues on a mutually agreeable basis.

The Company does not believe that the above contract terminations will have a material adverse impact on the Company's results of operations, its liquidity, or its financial position.

The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At September 27, 1998, the accrued liability for environmental remediation of $31.6 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $9.6 million, representing the present value of those reimbursements at September 27, 1998. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations, acquired from Hercules in March, 1995, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified, prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at September 27, 1998 (in millions):

                                                        Environmental Costs -
                                  Accrued Environmental    Reimbursement
                                       Liability            Receivable
                                  --------------------------------------------

Amounts (Payable)/Receivable             $(40.6)             $12.5
Unamortized Discount                        9.0               (2.9)
                                         ------              -----
Present Value Amounts
     (Payable)/Receivable                $(31.6)             $ 9.6
                                         ======              =====

At September 27, 1998, the estimated discounted range of reasonably possible costs of environmental remediation is between $31 and $56 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

In future periods, new laws or regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, the Company's share of the cost of such remedies, changes in the extent and type of site utilization, the number of parties found liable at each site, and their ability to pay are all factors that could significantly change the Company's estimates.

It is reasonably possible that management's current estimates of liabilities for the above contingencies could change in the near term, as more definitive information becomes available.

The Company does not generate a significant amount of revenues or costs, nor does it maintain significant assets or liabilities in European Union (EU) countries or in European currencies. Therefore, the Company does not expect that the EU's conversion to the Euro will have a material impact to the Company's financial position or its results of operations.

On September 29, 1998, the Company was informed by the Securities and Exchange Commission (SEC) that it had completed a review of the Company's March 31, 1998, 10K filing. As a result of that review, the SEC has requested that the Company reclassify, from discontinued operations to a non-recurring charge in continuing operations, $4.7 million of move and requalification costs in the Company's fiscal year 1997, which ended on March 31, 1997.

These nonrecurring costs were incurred due to the closure of a production facility as a direct result of the sale of its Marine System's Group (MSG) in the Company's fiscal year 1997. The Company and its independent public accountants, Deloitte & Touche, continue to believe that its accounting treatment of the cost was proper and consistent with the accounting guidance of APB #30, "Reporting the Results of Operations" and that no reclassification should be required.

The SEC request, however, has not yet been resolved. If the Company were required to reclassify the fiscal year 1997 financial statements, the Company estimates that the net effect of reclassifying these non-recurring costs would be an approximate 2% decrease, or $.09 per share, in reported diluted earnings per share, from $4.41 to $4.32. Earnings per share from continuing operations would decrease from $2.73 to approximately $2.38 while earnings per share from discontinued operations would increase from $1.68 to $1.94.

The Company does not believe this issue would impact earnings in any historical year other than fiscal year 1997, nor in any future year.

YEAR 2000

Background

The Company utilizes a significant amount of information technology ("IT"), such as computer hardware and software, and operating systems ("IT systems"), and non-IT systems, such as applications used in manufacturing, product development, financial business systems and various administrative functions ("non-IT systems"). To the extent that these IT systems and non-IT systems contain source code that is unable to distinguish the upcoming calendar year 2000 from the calendar year 1900 (the "Year 2000 Issue"), some level of modification or replacement of such systems will be necessary. The Company has established a Year 2000 Project Management Plan ("Year 2000 Plan") to identify and address systems requiring such modification or replacement. The Year 2000 Plan also involves assessing the extent to which the Company's suppliers and customers are addressing the Year 2000 Issue. Company management has identified certain business systems, suppliers, and customers as critical to its ongoing business needs ("business critical"). Failure of these business critical systems, suppliers, or customers to become Year 2000 compliant in a timely manner could have a material adverse impact to the Company.

State of Readiness

The Year 2000 Plan, which encompasses both IT and non-IT systems, involves the following five-phase approach to the Year 2000 Issue, with the indicated timetable for completion of business critical items:


                                                                        Timetable
Phase           Activity                                              for Completion      Status
-----           --------                                              --------------      ------
  1    Ensure Company-wide awareness of the Year 2000  Issue........ September 30, 1997  Completed

  2    Assess  the  impact of the Year 2000  Issue on the  Company, and  conduct  inventories,  analyze  systems,  prioritize
       modification  or replacement, and develop contingency plans.. January 31, 1998    Completed

  3    Begin modification,  replacement or elimination of selected platforms,  applications,  databases and utilities, and
       modify interfaces, as appropriate............................ August 31, 1998     Completed

  4    Complete work begun in Phase 3, and test, verify and validate
       all systems.................................................. December 31, 1998   In-process

  5    Implement modified or replaced platforms, applications,
       databases and utilities...................................... March 31, 1999      In-process

The Company is not aware of any problems reasonably likely to occur as a result of third party failures to address the Year 2000 Issue. Phase 3 activity involved a significant effort to identify supplier Year 2000 Issues, whereby all suppliers were prioritized and rated, and suppliers were requested to provide a Year 2000 Issue status on their products, operating systems, suppliers and facilities. During Phase 4 activity, selected supplier visits and phone interviews are being conducted. Questionnaires have been, and continue to be utilized to secure additional information on specific Year 2000 Issues. Business critical suppliers will be contacted approximately quarterly, and visits will continue to ensure their continued progress in addressing their Year 2000 Issues.

The Company has utilized the services of two independent industry consultants to assist it in assessing the reliability of its risk and cost estimates.

Costs

The Company currently estimates that costs associated with modifying or replacing systems affected by the Year 2000 Issue, including the amounts expended in connection with the

Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications as necessary, will be approximately $10 million, compared to the Company's normal, annual IT operating budget of approximately $30 million. These costs are being funded through cash flows from operations. Costs associated with incremental personnel, consulting, and hardware and software modification are being expensed as incurred. The costs of newly purchased hardware and software are being capitalized in accordance with normal policy. The majority of costs are expected to be incurred during fiscal year 1999, and approximately $6 million has been expended through September 27, 1998. Approximately 35% of the total amount ultimately expended is expected to be for systems modification, and the balance for systems replacement. These expected impacts have been incorporated into the Company's operating plans for fiscal year 1999. There are no IT projects which the Company has had to delay due to the Year 2000 Issues that would have a material impact on the Company's results of operations or financial position. The Company continues to review its contractual obligations relative to the Year 2000 Issue, and currently believes that there are no such obligations that would have material impact to the Company's results of operations or its financial position.

Risks

The failure to resolve a material Year 2000 Issue could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial position. Due to the general uncertainty inherent in the Year 2000 Issue, resulting in part from the uncertainty of the Year 2000 Issue readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of failures resulting from the Year 2000 Issue will have a material impact on the Company's results of operations, liquidity or financial position. The Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 Issue and, in particular, about the Year 2000 Issue compliance and readiness of its business critical systems, suppliers, and customers.

The most significant risk to the Company is the potential impact of circumstances beyond its control, such as the failure of its business critical suppliers and/or customers (particularly the U.S. Government) to resolve their Year 2000 Issues, with a resulting inability of such suppliers to supply critical goods and services to the Company, or of such customers to pay for their purchases from the Company. A related significant risk to the Company is that an inability of its business critical suppliers to resolve their Year 2000 Issues could result in the Company not being able to meet its contractual obligations. Another significant risk to the Company could be the significant loss of critical personnel on its Year 2000 Plan team.

The Company currently believes that there is minimal risk that its Year 2000 Plan will be not be successfully implemented in a timely manner. In the event that the Company is ultimately unable to implement its Year 2000 Plan in a timely manner, the Company believes that its contingency plans, described below, adequately accommodate its business critical systems in a way that would not result in a material adverse impact to the Company's results of operations, its liquidity, or its financial position. However, there can be no assurance that the Company and/or relevant third parties will successfully resolve all of their Year 2000 Issues or that the Company's contingency plans will be entirely successful in mitigating those issues. Any such failure could have a material adverse effect on the Company's operations, liquidity, or its financial position.

Contingency Plans

It is the Company's understanding that the U.S. Government anticipates resolving the Year 2000 Issues affecting its payment system by March 1999, which will allow about 9 months for testing of the payment system. The Company is working with the Government payment office on a contingency plan that will accommodate a manual billing and payment process in the event the Year 2000 Issues affecting the Government payment system are not successfully resolved in a timely manner. A contingency plan has been established for all business critical Company systems identified as Year 2000 Issues as of August 31, 1998; and contingency plans have also been developed for certain critical suppliers, including identification of back-up supply sources, and consideration of the need to purchase additional critical supplies. Additionally, the Company will develop plans addressing the operation of its facilities during and immediately after the beginning of calendar 2000, to prepare for the possibility of major infrastructure failure (i.e., power system failure). All contingency plans will be subjected to further review following completion of Phase 4 of the Year 2000 Plan.

Cautionary Statement

The costs of the Year 2000 Plan and the timing in which the Company believes it will implement the Year 2000 Plan are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the success of the Company in identifying all systems and programs having Year 2000 Issues, the nature and amount of programming required to upgrade or replace the affected programs, the availability and cost of personnel trained in this area, and the extent to which the Company might be adversely impacted by the failure of third parties (i.e., suppliers, customers, etc.) to remediate their own Year 2000 Issues. Failure by the Company and/or its suppliers and customers (in particular, the U.S. Government, on which the Company is materially dependent) to complete Year 2000 Issue compliance work in a timely manner could have a material adverse effect on the Company's operations, its liquidity, and/or its financial position.

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

RISK FACTORS

Certain of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include those relating to fiscal 1999 sales, gross margin, operating expenses, tax payments and capital expenditures. Also included are statements relating to possible cost growth on the Explosive "D" contract, the realization of net deferred tax benefits, the repurchase of Company common stock pursuant to the Offer, the funding of future growth, the completion of negotiations with respect to new bank credit facilities, and long-term debt repayment, environmental remediation costs and reimbursement prospects, the financial and operating impact of the resolution of environmental and litigation contingencies in general, resolution of the Cordant Technologies matter and M117 contract termination for default in particular, and the ultimate cost and impact of the Company's Year 2000 Issue compliance effort. Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Some of these risks and uncertainties are set forth in connection with the applicable statements. Additional risks and uncertainties include, but are not limited to, changes in government spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company's success in program pursuits, program performance, continued access to technical and capital resources, supply and availability of raw materials and components, timely compliance with the technical requirements of the Year 2000 Issue, including timely compliance by the Company's vendors and customers, and merger and acquisition activity within the industry. All forecasts and projections in this report are "forward-looking statements", and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

                          PART II -- OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

     The registrant has previously reported that, in March 1997 the registrant received a partially unsealed complaint, filed on an unknown date, in a qui tam action by four former employees ("Relators") alleging violations of the False Claims Act. The action has since been identified as United States of America ex rel. P. Robert Pratt and P. Robert Pratt, individually vs. Alliant Techsystems Inc. and Hercules Incorporated, which was filed in the United States District Court, Central District of California. The action alleges labor mischarging to the Intermediate Nuclear Force ("INF") contract and other contracts at the registrant's Bacchus Works facility in Magna, Utah, which was acquired as part of its acquisition of Hercules Aerospace Company ("HAC") from Hercules Incorporated ("Hercules"). Damages are not specified. The registrant and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the HAC Purchase Agreement. In March 1998, the registrant and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with Relators' attorney's fees of $150,000 each, which amounts were paid in April 1998. The Department of Justice has declined to intervene in the remaining portion of the complaint. On October 16, 1998, the registrant and Hercules settled with the Relators and agreed to pay $500,000 each, together with Relators' attorney's fees of $75,000 each, subject to Court approval.

     Incorporated herein by reference is note 5 of Notes to Financial Statements included in Item 1 of Part I of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On August 4, 1998, the registrant held its annual meeting of stockholders.

     (b) At the above annual meeting, the following persons were elected directors to serve until the next annual meeting of stockholders:
          Peter A. Bukowick; Gilbert F. Decker, Thomas L. Gossage; Joel M. Greenblatt; Jonathan G. Guss; David E. Jeremiah; Gaynor N. Kelley; Joseph F. Mazzella; Daniel L. Nir; Richard Schwartz; and Michael T. Smith.

     (c) At the above annual meeting, the stockholders voted upon the following proposals: (1) election of directors; (2) ratification of the selection of Deloitte & Touche as independent accountants for the fiscal year ending March 31, 1999; (3) approval of the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan; and (4) a stockholder proposal. The votes cast on each of the above proposals were as follows:

       Proposal Number 1:
                                   For             Withheld
                                   ---             --------
       Peter A. Bukowick.......  10,116,211        939,594
       Gilbert F. Decker.......  10,126,459        929,326
       Thomas L. Gossage.......  10,160,019        895,766
       Joel M. Greenblatt......  10,147,145        908,640
       Jonathan G. Guss........  10,162,442        893,343
       David E. Jeremiah.......  10,127,043        928,742
       Gaynor N. Kelley........  10,173,995        881,790
       Joseph F. Mazzella......  10,000,200      1,055,585
       Daniel L. Nir...........  10,150,494        905,291
       Richard Schwartz........  10,099,941        955,844
       Michael T. Smith........  10,126,076        929,709

       Broker non-votes: None

       Proposal Number 2:

       For.....................  11,014,428
       Against.................      29,107
       Abstain.................      12,250
       Broker non-votes........        None

       Proposal Number 3:

       For.....................   6,373,470
       Against.................   3,830,690
       Abstain.................      38,552
       Broker non-votes........     813,073

       Proposal Number 4:

       For.....................     382,229
       Against.................   9,218,384
       Abstain.................     642,119
       Broker non-votes........     813,053

ITEM 5. OTHER INFORMATION

     Attached to this report as Exhibit 99 is a list of the registrant's directors and executive officers, as of the date of this report, which reflects the following changes since August 6, 1998: new titles: Richard Schwartz, Director and Chairman of the Board; Peter A. Bukowick, Director, President, Chief Executive Officer and Chief Operating Officer; and Richard N. Jowett, Vice President - Investor Relations and Public Affairs and Assistant Treasurer; and new executive officer: John L. Lotzer, Vice President - Tax and Investments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     Exhibit
       No.    Description of Exhibit
     -------  ----------------------

      4 Amendment No. 3 to Amended and Restated Credit Agreement, dated as of August 17, 1998

      4.1 First Supplemental Indenture, dated as of August 28, 1998, to Indenture, dated March 1, 1995, between the registrant and U.S. Bank National Association (formerly known as First Bank National Association)

     10       Amended and Restated Alliant Techsystems Inc. 1990 Equity
              Incentive Plan

     27       Financial Data Schedule

     99       Alliant Techsystems Inc. Directors and Executive Officers


     (b)  Reports on Form 8-K.

          During the quarterly period ended September 27, 1998, the registrant filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ALLIANT TECHSYSTEMS INC.


Date: November 5, 1998         By: /s/ Charles H. Gauck
                                   --------------------------
                               Name:  Charles H. Gauck
                               Title: Secretary
                                      (On behalf of the registrant)

Date: November 5, 1998         By: /s/ Scott S. Meyers
                                   --------------------------
                               Name:  Scott S. Meyers
                               Title: Vice President, Treasurer and Chief
                                      Financial Officer (Principal Financial
                                      Officer)

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


Exhibit
Number          Description of Exhibit                        Method of Filing
------          ----------------------                        ----------------

  4       Amendment No. 3 to Amended and Restated Credit
          Agreement, dated as of August 17, 1998. . . . . Filed herewith electronically

  4.1     First Supplemental Indenture, dated as of
          August 28, 1998, to Indenture, dated
          March 1, 1995, between the registrant and
          U.S. Bank National Association (formerly known
          as First Bank National Association). . . . . .  Filed herewith electronically

 10       Amended and Restated Alliant Techsystems Inc.
          1990 Equity Incentive Plan . . . . . . . . . . Incorporated by reference to
                                                         Exhibit B to registrant's
                                                         proxy statement
                                                         dated July 2, 1998

 27       Financial Data Schedule . . . . . . . . . . .  Filed herewith electronically

 99       Alliant Techsystems Inc. Directors and
          Executive Officers . . . . . . . . . . . . . . Filed herewith electronically
