Form 10-K/A
period 1998-03-31
ALLIANT TECHSYSTEMS INC
filed 1998-11-25
CIK 866121

                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                             INTRODUCTORY COMMENT

        As discussed in Note 20 to the consolidated financial statements, the Company has restated the accompanying fiscal year 1997 financial statements to reclassify certain nonrecurring costs out of discontinued operations and into continuing operations.


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

         The Company's principal executive offices are located at 600 Second Street N.E., Hopkins, Minnesota 55343-8384 (telephone number: (612) 931-6000).

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company's business is conducted in a single industry segment. Incorporated herein by reference are the following portions of Part II of this Form 10-K/A:

                                                              PAGE NUMBER(S)
                                                              IN FORM 10-K/A

Note 18 of Notes to Financial Statements.....................       57

(c)  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

         During the fiscal year ended March 31, 1998 ("fiscal year 1998"), the Company conducted its business through four business groups: Conventional Munitions, Defense Systems, Space and Strategic Systems, and Emerging Business. Effective April 1, 1998, the Company reorganized its business into three business groups: Conventional Munitions, Defense Systems, and Space and Strategic Systems. The description of the Company's business that follows reflects the reorganized business structure currently in effect.

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

ADDITIONAL INFORMATION

         Incorporated herein by reference are the following portions of the Company's Annual Report to Stockholders for fiscal year 1998 (the "Annual Report") and Part II of this Form 10-K/A:


                                                                 PAGE NUMBER(S)       PAGE NUMBER(S)
                                                                IN ANNUAL REPORT      IN FORM 10-K/A
Conventional Munitions..........................................       7-9
Space and Strategic Systems.....................................     11-13
Defense Systems.................................................     15-17
Summary Business Group Descriptions (Business Overview; Sales
     as a Percent of Total Company Revenues; Our Customers; Our    Inside Back
     Competitive Strengths; Our Major Programs and Products)....  Cover Foldout
Selected Financial Data.........................................                            26
Discontinued Operations.........................................                            29
Contingencies--Environmental Matters............................                           31-32
Year 2000.......................................................                           33-34
Risk Factors....................................................                            34
Long-Term Contracts.............................................                            40
Environmental Remediation and Compliance........................                            40
Note 6 of Notes to Financial Statements.........................                            43
Note 14 of Notes to Financial Statements........................                            54
Note 15 of Notes to Financial Statements........................                            55
Note 16 of Notes to Financial Statements........................                            56

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

         Incorporated herein by reference are the following portions of the Annual Report and this Form 10-K/A:

                                                                 PAGE NUMBER(S)     PAGE NUMBER(S)
                                                                IN ANNUAL REPORT    IN FORM 10-K/A

Facilities and Offices.........................................       47

Restructuring and Facility Closure Charges.....................                          28

Discontinued Operations........................................                          29

Property and Depreciation......................................                          40

Note 4 of Notes to Financial Statements........................                          42

Note 11 of Notes to Financial Statements.......................                          50

Note 12 of Notes to Financial Statements.......................                          50

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Company Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol ATK. The following table sets forth the high and low sales prices of the Common Stock for each full quarterly period within the two most recent fiscal years, as reported on the NYSE Composite Tape:


                        PERIOD                              HIGH          LOW
Fiscal year ended March 31, 1998:
         Quarter ended June 29, 1997.....................  $52.875      $40.50
         Quarter ended September 28, 1997................   69.00        51.4375
         Quarter ended December 28, 1997.................   65.6875      53.75
         Quarter ended March 31, 1998....................   65.00        54.50

Fiscal year ended March 31, 1997:
         Quarter ended June 30, 1996.....................  $49.125      $43.75
         Quarter ended September 29, 1996................   53.25        46.25
         Quarter ended December 29, 1996.................   57.375       47.625
         Quarter ended March 31, 1997....................   55.00        42.00


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

         Incorporated herein by reference are the following portions of Part II of this Form 10-K/A:

                                                                  PAGE NUMBER(S)
                                                                  IN FORM 10-K/A

Consolidated Income Statements-- Basic and diluted earnings (loss)
     per common and common equivalent share.........................    37

Earnings Per Share Data.............................................    41

Note 7 of Notes to Financial Statements.............................   43-44

ITEM 6. SELECTED FINANCIAL DATA

                                 ---------------------------
                                   Selected Financial Data
                                 ---------------------------
---------------------------------------------------------------------------------------------------------------------------

Amounts in thousands except per share data
(Years Ended March 31)                                1998           1997/3/         1996         1995/1/         1994
---------------------------------------------------------------------------------------------------------------------------
Results of Operations
Sales                                           $1,075,506     $1,089,397      $1,020,605     $504,190        $544,236
Cost of sales                                      881,237        907,695         834,298      438,558         458,602
Change in accounting estimate -
   Environmental liabilities/2/                          -         17,442               -            -               -
Non-recurring contract move costs/3/                     -          4,700               -            -               -
Research and development                            12,447         16,207          14,126       11,763          12,132
Selling                                             37,757         35,778          33,143       24,820          23,672
General and administrative                          52,011         41,881          40,186       19,066          23,893
Restructuring charges                                    -              -               -       35,600               -
Change of control charges                                -              -               -       23,039               -
Litigation settlement charges                            -              -               -       15,000               -
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                       92,054         65,694          98,852      (63,656)         25,937
Interest expense, net                              (24,531)       (34,386)        (37,427)      (7,076)         (2,800)
Other income (expense), net                            435            651             657       (2,332)         (3,081)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                              67,958         31,959          62,082      (73,064)         20,056
Income tax provision                                     -              -          13,658            -               -
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations            67,958         31,959          48,424      (73,064)         20,056
Income from discontinued operations, net
   of income taxes                                       -          4,819           5,617          456          12,418
Gain (loss) on disposal of discontinued
   operations, net of income taxes                     225         22,381          (6,240)           -               -
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect
   of accounting change                             68,183         59,159          47,801      (72,608)         32,474
Cumulative effect of accounting change,
   net of income taxes                                   -              -               -       (1,500)              -
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $  68,183      $  59,159        $ 47,801     $(74,108)       $ 32,474
---------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
   Continuing operations                         $    5.21      $    2.46        $   3.72     $  (7.27)       $   2.06
   Discontinued operations                             .02           2.09            (.05)         .05            1.27
   Cumulative effect of accounting change                -              -               -         (.15)              -
---------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share           $    5.23      $    4.55        $   3.67     $  (7.37)       $   3.33
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
   Continuing operations                         $    5.08      $    2.38        $   3.61     $  (7.27)       $   1.98
   Discontinued operations                             .02           2.03            (.05)         .05            1.23
   Cumulative effect of accounting change                -              -               -         (.15)              -
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share         $    5.10      $    4.41        $   3.56     $  (7.37)       $   3.21
---------------------------------------------------------------------------------------------------------------------------
Financial Position
Net current assets (liabilities)                 $  95,628      $ 108,191        $ 42,978     $ 70,007        $(16,489)
Property, plant, and equipment, net                333,181        358,103         382,513      484,985          85,094
Total assets                                       932,180      1,000,588       1,035,142    1,022,235         419,437
Long-term debt                                     180,810        237,071         350,000      395,000               -
Total equity and redeemable common shares/4/       265,754        218,792         157,477      140,370          91,980
Other Data
Depreciation and amortization                    $  47,517      $  52,721        $ 58,623     $ 16,283         $15,323
Capital expenditures                                20,406         28,522          25,593       12,635          13,499
Gross margin as a percentage of sales                 18.1%          14.6%/2//3/     18.3%        13.0%           15.7%
===========================================================================================================================

/1/ Hercules Aerospace Company was acquired from Hercules Incorporated on March
    15, 1995. For the fiscal year ended March 31, 1995, results of operations include Hercules Aerospace Company (Aerospace) only from March 15, 1995, through March 31, 1995.

/2/ Includes the impact of the fiscal 1997 adoption of Statement of Position 96-
    1 "Environmental Remediation Liabilities," which resulted in a $17.4 million charge to earnings, or $1.30 per share on a diluted basis. See Note 16 to the consolidated financial statements.

/3/ Includes $4.7 million in non-recurring costs for moving production lines out of a facility previously used by the Company's former Marine Systems business, which was sold on February 28, 1997. As restated; see Note 20 to the consolidated financial statements included herein.

/4/ Redeemable common shares represent 813,000 shares, redeemable at prescribed prices totaling $44,979. Shares are redeemable in three equal lots of 271,000 shares each during each of the last three calendar quarters of 1998. See Note 13 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes, thereto, beginning on page 37.

Results of Operations

Sales - Sales from continuing operations in fiscal 1998 were $1,075.5 million, a decrease of $13.9 million or 1.3 percent from sales of $1,089.4 million in fiscal 1997.

   Conventional Munitions Group sales in fiscal 1998 were $460.3 million, a decrease of $22.7 million or 4.7 percent, from sales of $483.0 million in fiscal 1997. The decrease was primarily the result of lower tank ammunition sales in fiscal 1998.

   Space and Strategic Systems Group sales in fiscal 1998 were $370.0 million, an increase of $30.5 million or 9.0 percent, from sales of $339.5 million in fiscal 1997. The increase was driven primarily by increased space propulsion and composite structures sales in fiscal 1998, up $44 million and $19 million respectively, compared to fiscal 1997 sales. These increases were offset partially by the absence in the current year of $21 million in fiscal 1997 sales generated on the Evolved Expendable Launch Vehicle program (EELV), on which the Company completed its role in the prior year.

   Defense Systems Group sales in fiscal 1998 were $227.5 million, a decrease of $15.9 million or 6.5 percent, from sales of $243.4 in fiscal 1997. The net decrease in fiscal 1998 sales was the result of decreased revenues on programs at or nearing completion, offset partially by increased revenues on the Outrider(TM) unmanned aerial vehicle contract, where sales in fiscal 1998 increased $28 million over fiscal 1997.

   Emerging Business Group sales in fiscal 1998 were $27.2 million, a decrease of $14.2 million from sales of $41.4 million in fiscal 1997. In late fiscal 1998, management began to implement a plan that it believes will enhance the Company's focus on core business. As a result, effective April 1, 1998, certain of the Emerging Business Group business pursuits were consolidated into other Company business groups. Certain other non-core operations were phased out. This reorganization is not expected to have a material impact on the Company's financial results.

   Sales from continuing operations of $1,089.4 million in fiscal 1997 represented an increase of $68.8 million, or 6.7 percent, over sales of $1,020.6 million in fiscal 1996. The increase was primarily driven by increased tank ammunition sales, due to the resolution of technical issues in fiscal 1997 which had delayed fiscal 1996 shipments.

   Company sales for fiscal 1999 are expected to be approximately $1.1 billion.

Restatement -- Subsequent to the issuance of the Company's Consolidated Financial Statements in its Form 10-K filing for the year ended March 31, 1998, Company management determined that it had misclassified $4.7 million of continuing operations costs as discontinued operations costs. These costs represented the costs associated with moving the contract-specific production lines for certain minor contracts not sold as part of the Company's sale of the Marine Systems Group (MSG) in February, 1997. Production for these non-MSG contracts occurred in a facility used primarily for MSG production. As the purchaser of MSG planned to move the MSG operations out of this facility, it was no longer a cost-competitive facility for the non-MSG contracts. Therefore, concurrent with the decision to sell MSG, management began moving these production lines to alternative facilities. The costs accrued for the move were charged to the gain on sale of discontinued operations. Management now believes that it should classify those $4.7 million of costs to continuing operations in fiscal 1997. As a result, the Consolidated Financial Statements for the year ending March 31, 1997 has herein been restated from the amounts previously reported to reflect these costs as costs of sales in continuing operations, as follows (in thousands, except per share data);


                                                   Year ending March 31, 1997
                                                   --------------------------
                                                   As reported    As restated
                                                   -----------    -----------
Nonrecurring contract move costs                   $        --    $     4,700
Income from continuing operations before income
 taxes                                                  36,659         31,959
Income tax provision                                        --             --
Income from continuing operations                       36,659         31,959
Gain(loss) on disposal of discontinued
 operations, net of income taxes                        17,681         22,381


Basic earnings per common share
    Continuing operations                          $      2.82    $      2.46
    Discontinued operations                               1.73           2.09
                                                   -----------    -----------
       Basic earnings per common share             $      4.55    $      4.55
                                                   ===========    ===========
Diluted earnings per common share
    Continuing operations                          $      2.73    $      2.38
    Discontinued operations                               1.68           2.03
                                                   -----------    -----------
       Diluted earnings per common share           $      4.41    $      4.41
                                                   ===========    ===========


Gross Margin -- The Company's gross margin as a percentage of sales was 18.1 percent, 14.6 percent, and 18.3 percent in fiscal 1998, 1997, and 1996, respectively. Gross margin in fiscal 1998 was $194.3 million, an increase of $34.7 million, compared to $159.6 million for fiscal 1997. The increased margin in fiscal 1998 was driven in large part by the fiscal 1997 one-time $17.4 million charge for the Company's adoption of AICPA Statement of Position No. 96-1 (SOP 96-1), "Environmental Remediation Liabilities." Fiscal 1997 costs also include a $4.7 million charge, reflecting costs to move certain contract production lines from a facility that the Company closed as a result of the February 28, 1997 sale of the Company's former Marine Systems Group (MSG). Concurrent with the sale of MSG, management began to move these contract-specific production lines to alternate sites, as the facility, after being vacated by MSG, would not be cost-competitive. Fiscal 1998 margin also benefitted from cost underruns on space propulsion and composite structures programs. Fiscal 1998 gross margin was adversely impacted by cost growth in the company's Emerging Business Group, driven primarily by the Explosive "D" fixed price contract for ordnance reclamation. Production delays on the Explosive "D" contract have resulted in additional costs to the Company, a portion of which the Company believes will ultimately be reimbursed by the customer. Potential technical and safety issues have been identified that, depending on the outcome of the continuing evaluation of these risks and the potentially mitigating solutions, could add cost growth to the program. These potential technical and safety issues would similarly result in cost growth on another fixed price Explosive "D" contract (for 6 and 8-inch gun projectiles) for which contract performance efforts are yet to begin. As a result of the above and other cost growth during fiscal 1998, the Company wrote off $6 million, which represents the Company's best estimate of unrecoverable contract costs. Based on information known at this time, management's estimated range of possible additional cost growth as a result of the potential technical and safety issues on Explosive "D" is currently $0-$8 million, on which ultimate outcome is dependent on the extent to which the Company is able to mitigate these potential risks, and obtain additional contract funding from the customer for work performed. Additionally, the customer has the ability to exercise a fixed price option for additional reclaimed quantities of the 6 and 8-inch projectiles. The Company believes that it is unlikely that these options will be exercised. The Company is currently working closely with the customer to resolve these matters on a mutually agreeable basis.

   Gross margin in fiscal 1997 was $159.6 million, a decrease of $26.7 million, compared to $186.3 million for fiscal 1996. The decreased margin in fiscal 1997 was primarily attributable to the $17.4 million charge associated with the Company's adoption of SOP 96-1, as well as the $4.7 million nonrecurring costs associated with moving contract-specific production lines as a result of the Company's sale of MSG, as described above. Additionally, the decrease was also attributable to cost growth on certain tactical propulsion, fuzing, ammunition, and ordnance reclamation contracts, offset by $12 million of non-recurring income due to negotiated settlements on two propulsion contracts that the U.S. Government customer had terminated in prior years.

   Fiscal 1999 gross margin is expected to be in the 17.5 to 18.5 percent range.

Research and Development -- The Company's research and development expenditures were $12.4 million or 1.2 percent of sales in fiscal 1998, compared with $16.2 million or 1.5 percent of sales in fiscal 1997 and $14.1 million or 1.4 percent of sales in fiscal 1996. The decrease in research and development expenditures in fiscal 1998 compared to fiscal 1997 was driven primarily by the absence in fiscal 1998 of costs incurred in the prior year of $3.0 million on the EELV program. Fiscal 1997 expenditures, 1.5 percent of sales, represented a slight increase compared to fiscal 1996 expenditures, 1.4 percent of sales, due primarily to EELV expenditures in fiscal 1997. The Company also spent $241.6 million on U.S. Government-customer funded research and development contracts in fiscal 1998, an increase of $10.3 million when compared to expenditures of $231.3 million in fiscal 1997 and $281.8 million in fiscal 1996. The decrease in fiscal 1997 compared to fiscal 1996 primarily represents the completion of a rocket motor development program.

Selling -- The Company's selling expenses totaled $37.8 million or 3.5 percent of sales in fiscal 1998, compared with $35.8 million or 3.3 percent of sales in fiscal 1997. Fiscal 1998 selling costs include approximately $7 million of expenditures, compared to $3.4 million in fiscal 1997, on the Company's pursuit of the U.S. Government's Inter-Continental Ballistic Missile (ICBM) prime integration program which was ultimately awarded to a competitor in fiscal 1998. Fiscal 1997 selling costs, 3.3 percent as a percentage of sales, increased slightly compared to fiscal 1996 levels of 3.2 percent. The fiscal 1997 increase is attributed to early spending on ICBM in fiscal 1997.

General and Administrative -- General and administrative costs for fiscal 1998 totaled $52.0 million or 4.8 percent of sales, compared with $41.9 million or
3.8 percent of sales in fiscal 1997, and $40.2 million or 3.9 percent of sales in fiscal 1996. Fiscal 1998 general and administrative costs, as a percent of sales, increased from fiscal 1997 levels. This increase primarily reflected increased legal costs compared to the prior year, and the absence in fiscal 1998 of a $2 million restructure reserve reversal in fiscal 1997, due to cost underruns identified relative to the originally reserved amounts.

   Operating expenses for fiscal 1999, stated as a percentage of sales, are expected to be approximately one percent lower than fiscal 1998 expenses, which were 9.5 percent of sales. This expected decrease is primarily due to the absence of fiscal 1998 spending on ICBM.

Restructuring and Facility Closure Charges -- The Company initiated a restructuring program in fiscal 1995 which resulted in a fiscal 1995 fourth-quarter pre-tax charge of $35.6 million of which approximately $12 million was a non-cash charge associated with accruals for certain pension-related liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

   In mid-fiscal 1996, various executive management changes were made within the Defense Systems Group. As a result of these changes, new management re-evaluated business strategies for the Group, including its restructure plans and as a result, the anticipated timing of certain severance and facility closure costs pushed into fiscal 1997. Cash expenditures under this completed restructuring program, primarily for employee-related costs, totaled approximately $3 million, $8 million, and $11 million in fiscal 1998, 1997, and 1996, respectively. In the fourth quarter of fiscal 1997, the Company reversed approximately $2 million of this reserve against general and administrative costs, due to cost underruns relative to the originally reserved amounts. See also Discontinued Operations discussion, below, regarding Marine Systems Group facility closure costs incurred in fiscal 1998.

Interest Expense -- Interest expense was $27.6 million in fiscal 1998, a decrease of $7.5 million, when compared to $35.1 million in fiscal 1997. Fiscal 1997 interest expense decreased $4.2 million from $39.3 million in fiscal 1996. The decrease in fiscal 1998 interest expense, as compared to fiscal 1997, reflects reduced average borrowings outstanding, due to regularly scheduled paydowns, as well as long-term debt prepayments of $88.6 million in March 1997, and $40 million in December 1997, with portions of the sale proceeds generated by the February 1997 sale of the Marine Systems Group. The decrease in interest expense in fiscal 1997 as compared to fiscal 1996 reflects decreased borrowings due to regularly scheduled paydowns.

   During fiscal 1998, the Company entered into treasury rate-lock agreements to hedge against increases in market interest rates on the anticipated refinancing of its senior subordinated notes, which are callable on March 1, 1999. These agreements provide rate locks between 6.04 and 6.25 percent on the most recently issued U.S. 10-year treasury note through March 1, 1999, on a notional amount totaling $100 million. The Company's actual refinancing rate will depend on its credit rating and respective borrowing margin over the treasury rate at that time.

   In January 1998, the Company entered into a swap agreement relating to $50 million face amount (approximately $48.7 million of accreted value) of its 11.75 percent senior subordinated notes. The agreement locks in the price at which the Company can pre-pay $50 million of its senior subordinated notes, which the Company currently anticipates doing in March 1999. The agreement provides for the Company to receive 11.75 percent interest on a notional amount of $50 million and to pay interest at one month London Interbank Offering Rate (LIBOR), plus 1 percent (approximately 6.7 percent at March 31, 1998), on a notional amount of $55 million. Additionally, the agreement provides that during the term of the swap, which expires in February 1999, any increases (decreases) in the market value of the notes will be received (paid), respectively, by the Company. The Company has provided a cash deposit of $2.4 million to the financial intermediary to collateralize the swap agreement. The

Company simultaneously entered into an additional swap agreement to hedge against increases in the one-month LIBOR interest rate relating to the above swap. Under the agreement, the Company pays a fixed rate of 5.54 percent, and receives interest at a rate of one-month LIBOR (approximately 5.7 percent at March 31, 1998) on a notional amount of $55 million. Both swap agreements expire February 1, 1999, and have certain cancellation options.

Income Taxes -- Taxes on income from continuing operations in fiscal years 1998 and 1997 reflect a zero percent tax rate, compared to a 22 percent tax rate in fiscal 1996. These rates vary from statutory tax rates principally due to partial utilization of available tax loss carryforwards. The fiscal 1997 income tax provision includes a $12.1 million tax expense on income from discontinued operations. The fiscal 1996 income tax provision includes a tax benefit of $4.7 million for discontinued operations.

Discontinued Operations

Marine Systems Group -- On December 22, 1996, the Company entered into an agreement to sell its Marine Systems Group, including substantially all of the assets of that business, to Hughes Aircraft Co. (Hughes) for $141.0 million in cash. The sale was completed on February 28, 1997, resulting in a pretax gain to the Company (after restatement) of approximately $31.9 million ($22.4 million, after tax expense of $9.5 million), which the Company recognized in the fourth quarter of fiscal 1997.

   In connection with the sale, the Company began actions during fiscal 1998 to close certain facilities (not sold to Hughes) that had previously been utilized for Marine Systems Group contracts. As a direct result of the sale, the Company booked closure reserves of approximately $16 million in March 1997 (by a charge to the gain on disposal of discontinued operations) primarily for the estimated costs of facility closure, severance costs, and anticipated litigation costs associated with these activities. The Company has spent approximately $6 million to date on these facility closure and severance costs. As these facility closure activities are now substantially complete, the Company reversed $10.1 million of these liabilities during the fourth quarter of fiscal 1998, resulting in an additional gain on the disposal of the Marine business.

Demilitarization Operations -- During fiscal 1994, the Company entered into two joint ventures in Belarus and Ukraine, for the purpose of establishing demilitarization operations in those countries. In March 1996, Company management, after evaluating its strategic plans for the future, elected to discontinue its ownership of its foreign demilitarization businesses (Demilitarization operations). Accordingly, the Company began actions to transfer ownership of the joint ventures to the host country governments, or their agents, and in the fourth quarter of fiscal 1996, the Company estimated and recorded a $6.2 million loss on disposal of discontinued operations (net of tax benefit of $4.2 million).

   During fiscal 1997, the Company stopped production efforts, and completed its withdrawal from the Belarus operation. In the fourth quarter of fiscal 1997, the Company reached agreement with the Ukrainian government to transfer the Company's interests in the operation to the Ukrainian Government after payment of a $19.8 million non-interest bearing long-term note receivable. In March 1998, as a result of the Company's continued consideration and evaluation of the status of the underlying operations, as well as newly imposed export restrictions in the Ukraine and the apparently increasing political instability in the region, Company management wrote off approximately $9.9 million, representing the remaining recorded value of the Company's investment in that operation. The Company maintains a letter of credit to support approximately $2.5 million of bank borrowings of the Demilitarization operations. Management continues to work with the Ukrainian Government to complete the Company's exit from this business. However, given the political instability in the region and the lack of economic reforms, the Company believes, absent substantial improvements in these conditions in fiscal 1999, that it will not be able to continue to pursue an exit by sale of its interest in the operation. In that case, the Company would currently anticipate removing and salvaging what assets it can in fiscal 1999. The salvage value of the assets is believed to be deminimus.

Net Income -- The Company recorded net income of $68.2 million in fiscal 1998, an increase of $9.0 million, or 15.3 percent, over net income of $59.2 million in fiscal 1997. The fiscal 1998 increase in net income was driven by reduced interest expense due to debt paydowns, and improvements in operating margins, driven by cost underruns on space propulsion and composite structures programs, as well as the absence of the fiscal 1997 charges for the Company's adoption of SOP 96-1 ($17.4 million) and for non-recurring costs to move contract production lines ($4.7 million). Fiscal 1997 net income also included $27.2 million of income from discontinued operations, which is reflective of the Company's sale of the Marine Systems Group on February 28, 1997. The Company's fiscal 1997 net income of $59.2 million represented an increase of $11.4 million, or 23.8 percent, over fiscal 1996 net income of $47.8 million. Fiscal 1997 net income benefited from the Company's ability to more fully utilize previous tax loss carryforwards to reduce tax expense on continuing operations in fiscal 1997 to zero percent, compared to 22 percent in fiscal 1996. Fiscal 1996 included a $.6 million loss from discontinued operations.

Liquidity, Capital Resources, and Financial Condition

Cash provided by operations during fiscal 1998 totaled $63.0 million, compared with $92.1 million for fiscal 1997. Cash provided by operations for fiscal 1998 reflects increased net income offset by increased use of cash for working capital purposes during fiscal 1998, primarily due to the receipt of $24 million more in customer advances in fiscal 1997. Fiscal 1998 cash flow from operations was also decreased by an increased use of cash for accounts payable. These decreases in cash flow were partially offset by the fiscal 1998 decrease in cash used in the Company's discontinued operations. During fiscal 1998, approximately $13 million was expended under the Company's restructure and facility consolidation activities, primarily for nonrecurring move and employee related costs associated with the closure of a facility previously used by the Company's former Marine Systems Group, sold in February, 1997. Cash provided by operations during fiscal 1997 totaled $92.1 million, compared with cash provided by operations of $89.1 million for fiscal 1996. Cash provided by operations for fiscal 1997 reflects increased net income and improved working capital management, partially offset by the decrease in net operating cash flow from the Company's discontinued operations. Approximately $8 million was expended during fiscal 1997 under the Company's Defense Systems Group restructure plan, primarily for employee-related costs. Additional restructure expenditures of approximately $12 million were made in fiscal 1997, in connection with the Company's closure plan for certain facilities acquired in the March 15, 1995, acquisition of the Hercules Aerospace Company (Aerospace operations) from Hercules, Incorporated (Hercules). As these closure activities were anticipated and planned for at the acquisition date, the Company had estimated and recorded these costs as part of the March, 1995 acquisition purchase price. The actual costs incurred did not vary significantly from those estimated and recorded.

   As a result of the Accudyne "qui tam" litigation settlement recorded as of the fourth quarter of fiscal 1995, the Company spent approximately $4.0, $3.0, and $3.5 million in fiscal 1998, 1997, and 1996, respectively. The final payment, $4.5 million, plus interest, will be paid during fiscal 1999.

   As a result of operating losses incurred in prior years, primarily resulting from restructuring charges, as well as one-time charges incurred in fiscal 1995, the Company has tax loss carryforwards of approximately $37.6 million, which are available to reduce future tax payments. Realization of the net deferred tax asset (net of recorded valuation allowance) is dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, the Company believes that it is more likely than not that such net recorded benefits will be realized through the reduction of future taxable income. It is currently expected that required payments for taxes in fiscal 1999 will continue to be reduced due to the aforementioned tax loss carryforwards. However, the Company may be subject to the provisions of the Alternative Minimum Tax (AMT), in which case tax payments could be required. To the extent that AMT is required to be paid currently, the resulting deferred tax asset can be carried forward indefinitely, and can be recovered through reductions in tax payments on future taxable income. During fiscal 1998, the Company paid net AMT of approximately $1 million.

   In December 1997, the Company completed its acquisition of certain assets from a division of Motorola, Inc., including patent and technology rights related to military fuze production, for approximately $8.5 million. Up to $9.0 million in additional consideration may be required to be paid to the seller in the future, based on the magnitude of certain future program wins. Results from the proposed acquisition did not have a material impact on the Company's fiscal year 1998 results.

   On February 28, 1997, the Company completed the sale of its Marine Systems Group to Hughes for $141.0 million in cash. In accordance with the terms of its debt agreements, the Company used $88.6 million of the sale proceeds to pre-pay a portion of its long-term debt in March, 1997.

   In fiscal 1995, the Company acquired the Aerospace operations from Hercules for $306.0 million in cash and 3.86 million shares of Company common stock, valued at $112.0 million. During fiscal 1996, the Company received a net amount of $29.1 million from Hercules as an adjustment to the purchase price. The adjustment was primarily the result of receivable collections just prior to the closing of the acquisition, which reduced assets and lowered the final purchase price.

   On October 24, 1997, the Company entered into an agreement with Hercules providing for the disposition of the 3.86 million shares of Company common stock held by Hercules. The shares represent the stock issued by the Company in connection with the March 15, 1995, acquisition of the Hercules Aerospace Company operations from Hercules.

   Under the agreement with Hercules, during the quarter ended December 28, 1997, the Company registered for public offering approximately 2.78 million of the shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering nor did the Company receive any proceeds from the offering. The remaining 1.1 million shares then held by Hercules became subject to a put/call arrangement under which Hercules can require the Company to purchase the shares in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The Company can likewise require Hercules to sell the shares to the Company in four equal installments during each of the four calendar quarters of 1998. The price for shares purchased under the put/call arrangement is equal to the per share net proceeds realized by Hercules in the secondary public offering, $55.32. During February 1998, the Company did repurchase the first installment of 271,000 shares, for approximately $15 million, which is reflected accordingly in these financial statements. In May 1998, the company repurchased the second installment of 271,000 shares, for approximately $15 million. The Company's present intention is to purchase the remaining shares covered by the put/call arrangement, although no definitive decision has been made to do so.

   During early fiscal 1998, the Company completed a $50 million stock repurchase program started in fiscal 1996. In connection with that program, the Company made repurchases in fiscal 1998 of approximately 140,000 shares, for approximately $6.0 million. Since 1996, repurchases of 1.3 million shares were made under this buyback program, at an average cost per share of $39.12. On October 22, 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.0 million shares of its common stock. It is currently expected that any purchases made under this buy-back plan would be subject to market conditions and the Company's compliance with its debt covenants. Effective November 10, 1997, the Company entered into an agreement to amend its Credit Agreement that provides the Company expanded flexibility with respect to certain restricted payments, including payments for stock repurchases. As of March 31, 1998, the Company's revised debt covenants permit it to expend up to an additional $66.5 million in total, in connection with all share repurchases. In connection with this new repurchase program, the Company has repurchased 165,300 shares through March 31, 1998, at a cumulative cost of $10.0 million, or an average cost per share of $60.34. While it is currently the Company's intention to continue stock repurchases under the program, there can be no assurance that the Company will repurchase all or any portion of the remaining shares or as to the timing or terms thereof.

   Net outlays for capital expenditures during fiscal 1998 were $20.4 million, or 1.9 percent of sales, compared with fiscal 1997 outlays of $28.5 million, or
2.6 percent of sales, and fiscal 1996 outlays of $25.6 million, or 2.5 percent of sales. Management expects total capital expenditures for fiscal 1999 to increase significantly, due in large part to capital investments the Company will make to facilitate expected growth in the Company's space propulsion business. This increase is primarily associated with orders the Company received from Boeing in May 1998, aggregating $750 million for the production of solid rocket boosters for Delta space launch vehicles. While these orders are not expected to have a material impact on fiscal 1999 sales, outlays for capital expenditures are expected to increase significantly, as the Company prepares its facilities for this contract.

   Principal payments made on the Company's long-term debt during fiscal 1998 totaled $67.4 million, which include prepayments made of approximately $41.5 million.

   As of March 31, 1998, no borrowings were outstanding against the Company's $275.0 million revolving line of credit. Letters of credit totaling $39.9 million at that date reduced the borrowings available under this credit line to $235.1 million.

   The Company's total debt (current portion of long-term debt, notes payable and long-term debt) as a percentage of total capitalization decreased to 43 percent at March 31, 1998, compared with 55 percent at March 31, 1997, which primarily reflects continued profitable operations and strong cash flow from operations, as well as proceeds from the sale of the Marine Systems Group, which were used largely for debt repayment.

   The Company satisfied all of its needs for cash in fiscal 1998, primarily used for operating capital, capital expenditures, scheduled debt repayments, and share repurchases, entirely from cash balances on hand, including current year operating cash flows. Based on the financial condition of the Company at March 31, 1998, management believes the internal cash flows of the Company, combined with the availability of funding, if needed, under its line of credit, will be adequate to fund the future growth of the Company as well as to service its long-term debt obligations.

Contingencies -- Environmental Matters

The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. In March 1997, the Company adopted the provisions of SOP 96-1, which required a change in, and provided clarification to, the manner in which companies measure and recognize costs associated with environmental remediation liabilities. Under the provisions of the SOP, all future anticipated ongoing monitoring and maintenance costs associated with known remediation sites are required to be accrued. Such costs were previously expensed as incurred. The Company's adoption of the provisions of the SOP resulted in a non-cash charge of $17.4 million in the fourth quarter of fiscal 1997. The charge was classified in cost of sales expenses in the Company's consolidated income statement for the quarter ending March 31, 1997.

   At March 31, 1998, the accrued liability for environmental remediation of $31.9 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $9.6 million, representing the present value of those reimbursements at March 31, 1998. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations, acquired from Hercules in March, 1995 (Aerospace acquisition), whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements. At March 31, 1998, the Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at March 31, 1998:


--------------------------------------------------------------------------------
                                         Accrued           Environmental Costs -
                         Environmental Liability        Reimbursement Receivable
--------------------------------------------------------------------------------

Amounts (Payable)/Receivable           $(40,929)                        $12,482
Unamortized Discount                      9,043                          (2,860)
--------------------------------------------------------------------------------

Present Value Amounts
   (Payable)/Receivable                $(31,886)                       $ 9,622
--------------------------------------------------------------------------------


   At March 31, 1998, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected reimbursements, are estimated to be $3.4, $5.9, $1.5, $1.4, and $1.6 million for the fiscal years ending March 31, 1999, 2000, 2001, 2002, and 2003, respectively; estimated amounts payable thereafter total $14.5 million. Amounts payable/receivable in periods beyond fiscal 1999 have been classified as non-current on the Company's March 31, 1998, balance sheet. At March 31, 1998, the estimated discounted range of reasonably possible costs of environmental remediation is between $31.9 and $56.2 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

   There were no material insurance recoveries related to environmental remediations during fiscal 1998, 1997, or 1996.

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

Contingencies - Litigation

As a U.S. Government contractor, the Company is subjected to defective pricing and cost accounting standards non-compliance claims by the Government. Additionally, the Company has substantial Government contracts and subcontracts, the prices of which are subject to adjustment. The Company believes that resolution of such claims and price adjustments made or to be made by the Government for open fiscal years (1987 through 1998) will not materially exceed the amount provided in the accompanying balance sheets.

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

   The Company is involved in three "qui tam" lawsuits brought by former employees of the Aerospace operations acquired from Hercules in March 1995. The first involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The second involves allegations of mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement and wrongful termination claims. The Government did not join in either of these lawsuits. Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the acquired operations will be assumed by the Company except for a few specific lawsuits and disputes including the two qui tam lawsuits referred to above. On May 15, 1998, Hercules announced that it had agreed to a settlement in the first qui tam lawsuit, subject to approval by the court. Under terms of the purchase agreement with Hercules, the Company's maximum combined settlement liability for both of these qui tam matters is approximately $4 million, for which the Company has fully reserved. The Company also agreed to reimburse Hercules for 40 percent of all legal costs incurred after March 15, 1995, relating to these two actions. In the third qui tam lawsuit, the Company received a partially unsealed complaint in March, 1997 alleging labor mischarging to the Intermediate Nuclear Force (INF) contract, and other contracts. Damages are not specified in this civil suit. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the purchase agreement. In March 1998, the Company and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with relator's attorney's fees of $150 thousand each, which was paid in April 1998. As a result of this settlement, the Department of Justice will not intervene in the remaining portion of the complaint. The Company has accrued for such settlement costs in these financial statements.

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

   During fiscal 1998, the Company has substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advice from its counsel, maintains that the option exercise was invalid and has therefore not performed on the option. The Company is currently appealing the validity of the option to the United States Court of Appeals, based on the Company's continued belief that such exercise was invalid. In late December 1997, the Company was informed by the customer that the Company was being terminated for default on the contract. The Company expects the appeals process to conclude in calendar 1998. Depending on the outcome of the appeal, which will drive the outcome of the termination for default, management currently estimates that the range of possible adverse impact to the Company's operating earnings is from $0-$4 million.

   While the results of litigation cannot be predicted with certainty, management believes, based upon the advice of counsel, that the actions seeking to recover damages against the Company either are without merit, are covered by insurance and reserves, do not support any grounds for cancellation of any contract, or are not likely to materially affect the financial condition or results of operations of the Company, although the resolution of any such matters during a specific period could have a material adverse effect on the quarterly or annual operating results for that period.

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

   The Company's process for becoming "Year 2000" compliant includes activities to increase awareness of the issue across the Company, assess where the Company has issues, determine proposed resolutions, validate those proposed resolutions, and finally, implement the agreed-upon resolutions. The Company has substantially completed its assessment of applications within the Company that are not Year 2000 compliant and is in varying stages of determining appropriate resolutions to the issues identified. The Company currently expects to complete all relevant internal hardware and software modification and testing by early calendar 1999. In addition, the Company has initiated formal communications with all of its significant suppliers and customers to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted to Year 2000 compliant systems in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

New Accounting Rules

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS that were previously required. The Company adopted the provisions of SFAS 128 during fiscal 1998, as required under the Statement. Accordingly, the financial statements for the period ended March 31, 1998, and all periods prior, have been reported consistent with the requirements of SFAS 128.

   In January 1998, the FASB issued SFAS No. 132 "Employers Disclosures About Pensions and Other Post-retirement Benefits." The Statement requires certain changes in disclosure requirements for pension and post-retirement benefits. The Company adopted SFAS 132 in March 1998.

   In October 1996, the AICPA issued SOP 96-1, which required change in, and provided clarification to, the manner in which companies measure and recognize costs associated with environmental remediation liabilities. Under the provisions of the SOP, the most significant change in accounting for the Company was that all future anticipated ongoing monitoring and maintenance costs associated with known remediation sites is required to be accrued. Such costs were previously expensed as incurred. The Company elected to adopt the provisions of the new rule early, as is permitted under the SOP, which resulted in a non-cash charge of $17.4 million in the fourth quarter of fiscal 1997. The charge is classified in cost of sales expenses in the Company's consolidated income statement for the period ending March 31, 1997.

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

   In March, 1998, the AICPA issued SOP 98-1 "Accounting for the
Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on when costs incurred for internal use computer software are to be capitalized. The SOP is currently not expected to have a material impact to the Company's results of operations or its financial position. The SOP is effective for the Company's fiscal year beginning April 1, 1999.

Inflation

In the opinion of management, inflation has not had a significant impact upon the results of the Company's operations. The selling prices under contracts, the majority of which are long-term, generally include estimated costs to be incurred in future periods. These cost projections can generally be negotiated into new buys under fixed-price government contracts, while actual cost increases are recoverable in cost-type contracts.

Risk Factors

Certain of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include those relating to fiscal 1999 sales, gross margin, operating expenses, facility closure costs, senior subordinated debt prepayment, tax payments and capital expenditures. Also included are statements relating to cost growth and reimbursement prospects for the Explosive "D" contract and the likelihood that the contract's option will be exercised; the realization of net deferred tax benefits; the repurchase of Company common stock generally, and from Hercules in particular; the funding of future growth and long-term debt repayment; environmental remediation costs and reimbursement prospects; the financial and operating impact of the resolution of environmental and litigation contingencies in general, resolution of the Cordant Technologies matter and M117 contract termination for default in particular; the ultimate cost and impact of the Company's Year 2000 compliance effort; and the financial and operating impact of FASB Statements and AICPA SOPs. Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Some of these risks and uncertainties are set forth in connection with the applicable statements. Additional risks and uncertainties include, but are not limited to, changes in governmental spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company's success in program pursuits, program performance, continued access to technical and capital resources, supply and availability of raw materials and components, timely compliance with the technical requirements of the Year 2000 issue, including timely compliance by the Company's vendors and customers, and merger and acquisition activity within the industry. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          ----------------------------
                              Financial Highlights
                          ----------------------------

Amounts in thousands except per share data (Years Ended March 31)                 1998                            1997/3/
---------------------------------------------------------------------------------------------------------------------------
Sales                                                                       $1,075,506                      $1,089,397
Change in accounting estimate - Environmental liabilities/1/                         -                          17,442
Nonrecurring contract move costs/3/                                                  -                           4,700
Income from continuing operations                                               67,958                          31,959
Income from discontinued operations, net of income tax/2/                            -                           4,819
Gain on disposal of discontinued operations, net of income tax/2/                  225                          22,381
Net income                                                                      68,183                          59,159
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share:
   Continuing operations excluding nonrecurring costs /1,3/                       5.21                            4.12
   Nonrecurring costs /1,3/                                                          -                           (1.66)
   Continuing operations                                                          5.21                            2.46
   Discontinued operations                                                         .02                            2.09
   Basic earnings per common share                                                5.23                            4.55
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share:
   Continuing operations excluding nonrecurring costs /1,3/                       5.08                            4.03
   Nonrecurring costs /1,3/                                                          -                           (1.65)
   Continuing operations                                                          5.08                            2.38
   Discontinued operations                                                         .02                            2.03
   Diluted earnings per common share                                              5.10                            4.41
---------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                                   47,517                          52,721
Cash provided by operations                                                     62,969                          92,110
Capital expenditures                                                            20,406                          28,522
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                   932,180                       1,000,588
Total debt to total capitalization                                                  43%                             55%
---------------------------------------------------------------------------------------------------------------------------
Common shares outstanding                                                   12,855,511                      13,081,538
Number of employees                                                              6,550                           6,800
---------------------------------------------------------------------------------------------------------------------------

/1/Reflects the impact of the adoption in fiscal 1997 of the Statement of Position 96-1 "Environmental Remediation Liabilities." See Note 16 to the consolidated financial statements.

/2/Reflects the results of discontinued operations and the related gain (loss) on disposition of those operations. See Note 15 to the consolidated financial statements.

/3/ Reflects the nonrecurring costs of moving contract production lines out of a facility previously used by the Company's former Marine Systems business, which was sold on February 28, 1997. As restated; see Note 20 to the consolidated financial statements included herein.

                         ------------------------------
                         Report of Independent Auditors
                         ------------------------------

To the Stockholders of Alliant Techsystems:

We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries as of March 31, 1998, and 1997, and the related consolidated statements of income and of cash flows for each of the years ended March 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Alliant Techsystems Inc. and subsidiaries at March 31, 1998, and 1997, and the consolidated results of its operations and its cash flows for each of the years ended March 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.

As discussed in Note 20, the accompanying 1997 financial statements have been restated.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Minneapolis, Minnesota
May 11, 1998 (November 23, 1998 with respect to Note 20)


                              --------------------
                              Report of Management
                              --------------------

The management of Alliant Techsystems Inc. is responsible for the integrity, objectivity, and consistency of the financial information presented in this report. The financial statements have been prepared in accordance with generally accepted accounting principles, and necessarily include some amounts based on management's judgments and best estimates.

   To meet its responsibilities, management relies on a comprehensive system of internal controls designed to provide reasonable assurance that assets are safeguarded and that transactions are appropriately recorded and reported. The system is supported by the employment of qualified personnel and by an effective internal audit function.

   Our independent auditors provide an objective, independent review of management's discharge of its responsibilities as they relate to the financial statements. Their report is presented separately.

   The Audit Committee of the Board of Directors, consisting solely of outside directors, recommends the independent auditors for appointment by the Board subject to ratification by shareholders. The Committee also meets periodically with the independent auditors, internal auditors, and representatives of management to discuss audit results, the adequacy of internal controls, and the quality of our financial accounting and reporting. The independent auditors and the internal auditors have access to the Committee without the presence of management.


/s/ Richard Schwartz

Richard Schwartz
Chairman and Chief Executive Officer

/s/ Scott S. Meyers

Scott S. Meyers
Vice President and Chief Financial Officer

                         ------------------------------
                         Consolidated Income Statements
                         ------------------------------

Amounts in thousands except per share data (Years Ended March 31)            1998               1997               1996
                                                                                       (As restated-
                                                                                        see Note 20)
---------------------------------------------------------------------------------------------------------------------------
Sales                                                                  $1,075,506         $1,089,397         $1,020,605
Cost of sales                                                             881,237            907,695            834,298
Change in accounting estimate - environmental liabilities                       -             17,442                  -
Nonrecurring contract move costs                                                -              4,700                  -
---------------------------------------------------------------------------------------------------------------------------
Gross margin                                                              194,269            159,560            186,307
Operating expenses:
   Research and development                                                12,447             16,207             14,126
   Selling                                                                 37,757             35,778             33,143
   General and administrative                                              52,011             41,881             40,186
---------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                               102,215             93,866             87,455
---------------------------------------------------------------------------------------------------------------------------
   Income from operations                                                  92,054             65,694             98,852
---------------------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest expense                                                       (27,621)           (35,102)           (39,279)
   Interest income                                                          3,090                716              1,852
   Other, net                                                                 435                651                657
---------------------------------------------------------------------------------------------------------------------------
   Total other expense                                                    (24,096)           (33,735)           (36,770)
---------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                      67,958             31,959             62,082
Income tax provision                                                            -                  -             13,658
---------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                          67,958             31,959             48,424
Discontinued operations:
   Income from discontinued operations, net of income taxes                     -              4,819              5,617
   Gain (loss) on disposal of discontinued operations,
      net of income taxes                                                     225             22,381             (6,240)
---------------------------------------------------------------------------------------------------------------------------
Net income                                                             $   68,183         $   59,159         $   47,801
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share:
   Continuing operations                                               $     5.21         $     2.46         $     3.72
   Discontinued operations                                                    .02               2.09               (.05)
---------------------------------------------------------------------------------------------------------------------------
   Net income                                                          $     5.23         $     4.55         $     3.67
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share:
   Continuing operations                                               $     5.08         $     2.38         $     3.61
   Discontinued operations                                                    .02               2.03               (.05)
---------------------------------------------------------------------------------------------------------------------------
   Net income                                                          $     5.10         $     4.41         $     3.56
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                           ---------------------------
                           Consolidated Balance Sheets
                           ---------------------------

---------------------------------------------------------------------------------------------------------------------------
Amounts in thousands except share data (Years Ended March 31)                                  1998               1997
---------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                               $ 68,960         $  122,491
   Receivables                                                                              209,915            190,675
   Net inventory                                                                             49,072             68,125
   Deferred income tax asset                                                                 38,280             40,259
   Other current assets                                                                       6,803              5,707
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                  373,030            427,257
---------------------------------------------------------------------------------------------------------------------------
Net property, plant, and equipment                                                          333,181            358,103
Goodwill                                                                                    131,600            123,618
Prepaid and intangible pension assets                                                        85,539             80,569
Deferred charges and other                                                                    8,830             11,041
---------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                         $932,180         $1,000,588
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                                                       $ 17,838         $   29,024
   Notes payable                                                                                  -              2,302
   Accounts payable                                                                          80,071             85,451
   Contract advances and allowances                                                          64,318             64,500
   Accrued compensation                                                                      32,275             28,392
   Accrued income taxes                                                                       8,049              9,156
   Accrued restructuring and facility consolidation                                           2,637             15,856
   Other accrued liabilities                                                                 72,214             84,385
---------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                             277,402            319,066
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                              180,810            237,071
Post-retirement and post-employment benefits liability                                      136,889            143,373
Pension liability                                                                            33,991             37,079
Other long-term liabilities                                                                  37,334             45,207
---------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                    $666,426         $  781,796
---------------------------------------------------------------------------------------------------------------------------
Contingencies (see Notes 14 and 16)
Redeemable common shares (813,000 shares, par value $8, redeemable at prescribed prices totaling $44,979. Shares are redeemable in three equal lots of 271,000 shares each during each of the
   last three calendar quarters of 1998.)                                                  $ 44,979         $        -
Stockholders' equity:
   Common stock - $.01 par value
   Authorized - 20,000,000 shares
      Issued and outstanding 12,855,511 and 13,081,538 shares at
         March 31, 1998 and 1997, respectively                                                  121                131
Additional paid-in-capital                                                                  201,728            248,612
Retained earnings                                                                            72,544              4,361
Unearned compensation                                                                        (1,251)            (1,324)
Pension liability adjustment                                                                 (4,743)            (2,304)
Common stock in treasury, at cost (1,008,102 and 782,075 shares held
    at March 31, 1998 and 1997, respectively)                                               (47,624)           (30,684)
---------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                           $932,180         $1,000,588
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                     -------------------------------------
                     Consolidated Statements of Cash Flows
                     -------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Amounts in thousands (Years Ended March 31)                                          1998             1997          1996
                                                                                                (As restated--
                                                                                                 see Note 20)
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                     $   68,183       $   59,159     $  47,801
Adjustments to net income to arrive at cash provided by operations:
   Depreciation                                                                    41,416           45,114        49,855
   Amortization of intangible assets and unearned compensation                      6,101            7,607         8,768
   (Gain) loss on disposition of discontinued operations, net of taxes               (225)         (22,381)        6,240
   Loss (gain) on disposition of property                                             330              (72)         (135)
   Changes in assets and liabilities:
      Receivables                                                                 (19,240)         (13,201)         (409)
      Inventories                                                                  19,053           19,349        11,947
      Accounts payable                                                             (5,380)           7,726        29,564
      Contract advances and allowances                                               (182)          23,863       (21,409)
      Accrued compensation                                                          3,883             (280)        3,382
      Accrued income taxes                                                         (1,107)            (154)         (115)
      Accrued restructuring and facility consolidation                            (13,219)         (18,246)      (35,471)
      Accrued environmental liability                                              (1,905)          13,180          (178)
      Pension and post-retirement benefits                                        (11,397)          (7,293)       (4,205)
      Other assets and liabilities                                                (23,342)         (17,621)      (24,962)
   Operating activities of discontinued operations                                      -           (4,640)       18,408
---------------------------------------------------------------------------------------------------------------------------
Cash provided by operations                                                        62,969           92,110        89,081
---------------------------------------------------------------------------------------------------------------------------

Investing Activities
Capital expenditures                                                              (20,406)         (28,522)      (25,593)
Acquisition of business                                                            (8,466)               -             -
Business acquisition purchase price finalization                                        -                -        29,115
Accrued transaction fees paid                                                           -                -        (6,000)
Proceeds from sale of discontinued operations                                           -          141,000             -
Proceeds from the disposition of property                                           2,021            2,835           929
Investing activities of discontinued operations                                         -           (2,483)       (2,306)
Other investing activities, net                                                         -                -           414
---------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by investing activities                                  (26,851)         112,830        (3,441)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities
Payments made on long-term debt and notes payable                                 (67,447)        (128,905)      (30,000)
Net purchase of treasury shares                                                   (28,952)          (2,616)      (36,859)
Proceeds from exercised stock options                                               9,052            3,995         1,773
Other financing activities, net                                                    (2,302)            (455)         (686)
---------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities                                                (89,649)        (127,981)      (65,772)
---------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                  (53,531)          76,959        19,868
Cash and cash equivalents at beginning of period                                  122,491           45,532        25,664
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $ 68,960        $ 122,491       $45,532
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                ----------------------------------------------
                Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
(Amounts in thousands except share and per share data and unless otherwise indicated)



1 Basis of Presentation and Significant Accounting Policies

Basis of Presentation - The consolidated financial statements of the Company include all wholly owned subsidiaries. Intercompany balances and transactions between entities included in these financial statements have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Long-Term Contracts - Sales under long-term contracts are accounted for under the percentage of completion method and include cost reimbursement and fixed-price contracts. Sales under cost reimbursement contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion (cost-to-cost) or based on results achieved, which usually coincides with customer acceptance (units-of-delivery).

   Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to income.

   Research and development, selling, and general and administrative costs are expensed in the year incurred.

Environmental Remediation and Compliance - Costs associated with environmental compliance and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation and monitoring costs relating to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial activities when they are probable and the remediation cost can be reasonably estimated.

   The cost of each environmental liability is estimated by engineering, financial, and legal specialists within the Company based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties (PRPs) will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. The Company's estimates for environmental obligations are dependent on, and affected by, changes in environmental laws and regulations, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, future technological developments, and the timing of expenditures; accordingly, such estimates could change materially as the Company periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

Cash Equivalents - Cash equivalents are all highly liquid temporary cash investments purchased with original maturities of three months or less. The fair market value of such investments at March 31, 1998 approximates cost.

Inventories - Inventoried costs relating to long-term contracts and programs are stated at actual production costs, including factory overhead, initial tooling, and other related nonrecurring costs incurred to date, reduced by amounts identified with sales recognized on units delivered or progress completed. Inventoried costs relating to long-term contracts and programs are reduced by charging any amounts in excess of estimated realizable value to cost of sales. Progress payments received from customers relating to the uncompleted portions of contracts are offset first against unbilled receivable balances, then against applicable inventories. Any remaining progress payment balances are classified as contract advances.

Property and Depreciation - Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and test equipment is depreciated using the double declining balance method, converting to straight-line depreciation for the last third of the asset's life. All other depreciable property is depreciated using the straight-line method.

Goodwill - Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at date of acquisition and is being amortized on a straight-line basis over periods of 25 to 40 years. The recoverability of the carrying value of goodwill is periodically evaluated by comparison of the carrying value of the underlying assets which gave rise to the goodwill (including the carrying value of the goodwill itself) with the estimated future undiscounted cash flows from the related operations. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset based on discounted estimated future cash flows. To date, management has determined that no impairment exists.

Income Taxes - Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from tax losses and tax credit carryforwards. A valuation allowance is recorded to reflect the likelihood of realization of deferred tax assets.

Financial Instruments and Hedging - The Company uses interest rate swap and forward rate lock agreements to manage interest costs and the risk associated with changing interest rates. As interest rates change, the differential paid or received is recognized in interest expense of the period.

Earnings Per Share Data - In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS that were previously required. The Company adopted the provisions of SFAS 128 during fiscal 1998, as required under the Statement. Accordingly, the financial statements for the year ended March 31, 1998, and all periods prior, have been reported consistent with the requirements of SFAS 128.

   Basic EPS is computed based upon the weighted average number of common shares outstanding for each period presented. Diluted EPS is computed based on the weighted average number of common shares and potential dilutive common shares. Potential dilutive common shares represent the effect of redeemable common stock (see Note 13) and stock options outstanding during each period presented, which, if exercised, would have a dilutive effect on earnings per share for fiscal 1998, 1997, and 1996. The diluted EPS calculation results in the same EPS that the Company has historically reported as fully diluted.

   In computing EPS from continuing operations for the years ended March 31, 1998, 1997, and 1996, income from continuing operations, as reported for each respective period, is divided by (in thousands):


--------------------------------------------------------------------------------
Years Ended March 31                     1998      1997       1996
--------------------------------------------------------------------------------
Basic EPS:
   Average shares outstanding          13,048    13,015     13,034
--------------------------------------------------------------------------------
Diluted EPS:
   Average shares outstanding          13,048    13,015     13,034
   Dilutive effect of options and
      redeemable common shares            323       387        397
--------------------------------------------------------------------------------
Diluted EPS shares outstanding         13,371    13,402     13,431
--------------------------------------------------------------------------------


   For the year ended March 31, 1998, the 813,000 common shares redeemable under the put/call agreement with Hercules (see Note 13) were not included in the calculation of diluted EPS, as inclusion of those redeemable shares would have been anti-dilutive. There were no other significant issuable securities (i.e., options to purchase common shares) outstanding during the above periods indicated, not included in the computation of diluted EPS, due to the option price being greater than the average market price of the common shares.

Reclassifications - Certain reclassifications have been made to the fiscal 1997 and 1996 financial statements to conform to the fiscal 1998 classification.

2 Receivables

Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:


--------------------------------------------------------------------------------
Years Ended March 31                      1998       1997
--------------------------------------------------------------------------------
Contract receivables
   Billed receivables                 $ 80,408   $ 74,062
   Unbilled receivables                127,231    113,802
Other receivables                        2,276      2,811
--------------------------------------------------------------------------------
                                      $209,915   $190,675
--------------------------------------------------------------------------------


   Receivable balances are shown net of reductions of $207,200 and $301,385 as of March 31, 1998 and 1997, respectively, for customer progress payments received on completed portions of contracts.

   Unbilled receivables represent the balance of recoverable costs and accrued profit comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. These amounts also include expected additional billable general overhead costs and fees on flexibly priced contracts awaiting final rate negotiations, and are generally billable and collectible within one year.

3 Inventories

Inventory balances are shown net of reductions of $13,254 and $18,933 as of March 31, 1998 and 1997, respectively, for customer progress payments received on uncompleted portions of contracts.

4 Property, Plant, and Equipment

The major categories of property consist of the following:


--------------------------------------------------------------------------------
Years Ended March 31                          1998        1997
--------------------------------------------------------------------------------
Land                                      $ 22,901    $ 23,624
Buildings and improvements                 163,821     164,225
Machinery and equipment                    327,453     322,168
Property not yet in service                  6,173      10,701
--------------------------------------------------------------------------------
                                           520,348     520,718
--------------------------------------------------------------------------------
Less accumulated depreciation             (187,167)   (162,615)
--------------------------------------------------------------------------------
                                          $333,181    $358,103
--------------------------------------------------------------------------------


5 Goodwill and Deferred Charges

Goodwill and deferred charges consist of the following:

--------------------------------------------------------------------------------
Years Ended March 31                                          1998        1997
--------------------------------------------------------------------------------
Goodwill, net of accumulated amortization:
1998 - $10,769, 1997 - $7,255                            $ 131,600   $ 123,618
================================================================================

Debt issuance costs, net of accumulated amortization:
1998 - $8,569, 1997 - $7,100                             $   6,280   $   7,721
Other                                                        2,550       3,320
--------------------------------------------------------------------------------
                                                         $   8,830   $  11,041
--------------------------------------------------------------------------------

   The increase in goodwill in fiscal 1998 reflects goodwill associated with the December 1997 $8.5 million acquisition of the assets of the Motorola fuze business.

6 Other Accrued Liabilities

The major categories of other current and long-term accrued liabilities are as follows:


--------------------------------------------------------------------------------
Years Ended March 31                                1998        1997
--------------------------------------------------------------------------------
Employee benefits and insurance                  $29,313     $34,927
Legal accruals                                    21,495      26,138
Other accruals                                    21,406      23,320
--------------------------------------------------------------------------------
Other accrued liabilities - current              $72,214     $84,385
================================================================================
Litigation settlement - long-term                $     -     $ 4,500
Environmental remediation liability               17,264      19,169
Deferred tax liability                            19,498      21,477
Other long-term                                      572          61
--------------------------------------------------------------------------------
Other long-term liabilities                      $37,334     $45,207
================================================================================

7 Long-Term Debt

The components of the Company's long-term debt are as follows:


--------------------------------------------------------------------------------
Years Ended March 31                                  1998          1997
--------------------------------------------------------------------------------
Bank Term Loan with quarterly principal and
   interest payments through March 2001           $ 48,648      $116,095
11.75% Senior Subordinated Notes with
   semi-annual interest payments, maturing 2003    150,000       150,000
--------------------------------------------------------------------------------
Total long-term debt                               198,648       266,095
Less current portion                               (17,838)      (29,024)
================================================================================
Long-term portion                                 $180,810      $237,071
================================================================================

   In fiscal 1995, the Company entered into a six-year bank credit facility which is comprised of a $275,000 term loan and a $275,000 revolving working capital (revolver) and letter of credit facility. Outstanding letters of credit totaling $39,889 reduced the available line of credit to $235,111 at March 31, 1998. The Company is required to pay a commitment fee (0.275 percent at March 31, 1998) on the $275,000 revolver. The revolver fees are subject to adjustment based on the Company's long-term debt rating. The interest rate charged for borrowings under the bank credit facility is at the option of the Company, either a floating rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR) plus a margin based on the Company's debt rating. As of March 31, 1998, the unhedged interest rate on outstanding borrowings under this facility was approximately 6.6 percent. Borrowings are secured by substantially all of the assets of the Company. Amounts outstanding under this agreement at March 31, 1998, based on current rates for similar instruments with the same maturities, approximate fair market value. There were no outstanding borrowings against the revolving line of credit at March 31, 1998.

   In addition to the bank credit facility, the Company has $150,000 of 11.75 percent senior subordinated notes outstanding. The senior subordinated notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 1999, at certain defined redemption prices. The estimated fair value of the Company's senior subordinated notes, based on bank quotes, is approximately $163.9 million at March 31, 1998.

   The Company's bank credit facility and senior subordinated notes limit the payment of dividends and contain certain covenants with respect to the Company's consolidated net worth, leverage, and debt and interest coverage. Additionally, the Company's debt agreements impose certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidations, payments for stock repurchases, transactions with affiliates, creation of liens, and certain other matters. Effective November 10, 1997, the Company entered into an agreement to amend its Credit Agreement that provides the Company expanded flexibility with respect to certain restricted payments, including payments for stock repurchases. In connection with the sale of its Marine Systems Group in February 1997 (see Note 15), the Company prepaid $88.6 million of its long-term debt, in accordance with the terms of the bank credit facility. During fiscal 1998, the Company made additional long-term debt prepayments of $41.5 million. At March 31, 1998, the Company was in compliance with all covenants and restrictions specified in its debt agreements.

   At March 31, 1998, the aggregate maturities due over the next five fiscal years under the bank term loan and the senior subordinated notes are $17,838 in 1999, $17,838 in 2000, $12,972 in 2001, $0 in 2002, and $150,000 in 2003. No
amounts are due thereafter.


   The company's weighted average interest rate on short-term borrowings during fiscal 1998 and 1997 was 7.4 percent and 7.2 percent, respectively.

   During fiscal 1998, the Company entered into treasury rate-lock agreements to hedge against increases in market interest rates on the anticipated refinancing of its senior subordinated notes, which are callable on March 1, 1999. These agreements provide rate locks between 6.04 and 6.25 percent on the most recently issued U.S. 10-year treasury note through March 1, 1999, on a notional amount totaling $100 million. The Company's actual refinancing rate will depend on its credit rating and respective borrowing margin over the treasury rate at that time. The fair market value of the treasury rate-lock agreements at March 31, 1998, is $(3.1) million.

   In January, 1998, the Company entered into a swap agreement relating to $50 million face amount (approximately $48.7 million of accreted value) of its 11.75 percent senior subordinated notes. The agreement locks in the price at which the Company can pre-pay $50 million of its senior subordinated notes, which the Company currently anticipates doing in March 1999. The agreement provides for the Company to receive 11.75 percent interest on a notional amount of $50 million and to pay interest at one month LIBOR plus 1 percent (approximately 6.7 percent at March 31, 1998) on a notional amount of $55 million. Additionally, the agreement provides that during the term of the swap, which expires in February 1999, any increases (decreases) in the market value of the notes will be received (paid), respectively, by the Company. The Company has provided a cash deposit of $2.4 million to the financial intermediary to collateralize the swap agreement. The fair market value of the swap agreement at March 31, 1998, is $1.3 million. The Company simultaneously entered into an additional swap agreement to hedge against increases in the one-month LIBOR interest rate relating to the above swap. Under the agreement, the Company pays a fixed rate of 5.54 percent, and receives interest at a rate of one-month LIBOR (approximately 5.7 percent at March 31, 1998) on a notional amount of $55 million. The fair market value of the additional swap agreement at March 31, 1998, is $.1 million. Both swap agreements expire February 1, 1999, and have certain cancellation options.

   Counter parties to the interest rate swap and rate lock agreements are major financial institutions who also participate in the Company's bank credit facilities. Credit loss from counterparty non-performance is not anticipated. The estimated fair market value amounts have been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

8 Employee Benefit Plans

The Company's noncontributory defined benefit pension plans cover substantially all employees. Plans provide either pension benefits of stated amounts for each year of credited service, or pension benefits based on employee yearly pay levels and years of credited service. The Company funds the plans in accordance with federal requirements calculated using appropriate actuarial methods.

   Plan assets for the Company are held in a trust and are invested in a diversified portfolio of equity securities and fixed income investments.

   The sale of the Marine Systems Group resulted in a curtailment as defined by SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The net impact of the curtailment was a credit to the fiscal 1997 gain on disposal of discontinued operations of $304 thousand.

   The following illustrates the change in the Company's projected pension benefit obligation for fiscal years 1998 and 1997:

------------------------------------------------------------------------------------
Years Ended March 31                                          1998              1997
------------------------------------------------------------------------------------
Projected benefit obligation at beginning of year        $ 838,107         $ 837,202
Service cost of benefits earned during the period           15,008            16,636
Interest cost of projected benefit obligation               60,354            61,563
Plan amendments                                              2,593             4,214
Sale of Marine Systems Group/1/                                 --           (30,475)
Actuarial loss                                              39,779            33,439
Benefits paid                                              (75,719)          (84,472)
------------------------------------------------------------------------------------
Projected benefit obligation at end of year              $ 880,122         $ 838,107
====================================================================================

/1/Refer to footnote 15

   Changes in the Company's pension plan assets are summarized as follows for fiscal years 1998 and 1997:

------------------------------------------------------------------------------------
Years Ended March 31                                         1998               1997
------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year        $   915,574        $   901,305
Actual return on plan assets                              163,528            107,965
Company contributions                                      12,604             14,776
Benefits paid                                             (75,089)           (84,472)
Sale of Marine Systems Group/1/                                --            (24,000)
------------------------------------------------------------------------------------
Fair value of plan assets at end of year              $ 1,016,617        $   915,574
====================================================================================

/1/Refer to footnote 15



   The components of prepaid pension cost and the amounts recognized in the Company's balance sheet for its pension plans are as follows for fiscal years 1998 and 1997:

-----------------------------------------------------------------------------------------
Years Ended March 31                                               1998              1997
-----------------------------------------------------------------------------------------
Funded status                                                 $ 136,495         $  77,467
Accrued contribution                                              2,990             2,861
Unrecognized net actuarial gain                                 (94,452)          (43,239)
Unrecognized prior service cost                                  13,267            12,125
Unrecognized net asset                                           (2,009)           (2,624)
-----------------------------------------------------------------------------------------
Prepaid pension cost                                          $  56,291         $  46,590
=========================================================================================
Prepaid benefit cost                                          $  80,427         $  75,627
Accrued benefit liability                                       (33,991)          (37,079)
Intangible asset                                                  5,112             5,738
Accumulated other comprehensive income                            4,743             2,304
-----------------------------------------------------------------------------------------
Total prepaid pension cost recognized in balance sheet        $  56,291         $  46,590
=========================================================================================

   The change in the additional minimum pension liability recognized (see Note
13) was as follows for fiscal years 1998 and 1997:

-----------------------------------------------------------------------------------------
Years Ended March 31                                           1998                  1997
-----------------------------------------------------------------------------------------
Change in:
Intangible assets                                           $  (626)              $(1,202)
Accrued pension benefit costs                                (1,813)                   87
-----------------------------------------------------------------------------------------
Total change in additional minimum pension liability        $(2,439)              $(1,115)
=========================================================================================

   The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefits in excess of plan assets were $72,188, $70,512, and $42,907, respectively as of March 31, 1998, and $318,356, $302,285, and $272,111, respectively, as of March 31, 1997.

   The components of the Company's net periodic pension costs are as follows for fiscal years 1998, 1997, and 1996:

-----------------------------------------------------------------------------------------
Years Ended March 31                              1998             1997              1996
-----------------------------------------------------------------------------------------
Service cost of benefits earned
   during the period                          $ 15,008         $ 16,636          $ 15,662
Interest costs of projected benefit
   obligation                                   60,354           61,563            60,871
Expected return on plan assets                 (73,098)         (68,834)          (63,857)
Amortization of unrecognized net
   loss (gain)                                     132              121              (585)
Amortization of unrecognized prior
   service cost                                  1,452            1,753             1,693
Amortization of unrecognized net asset            (615)            (596)             (546)
-----------------------------------------------------------------------------------------
Net periodic pension cost                     $  3,233         $ 10,643          $ 13,238
=========================================================================================

   The weighted-average assumptions used in the accounting for defined benefit plans were:

-----------------------------------------------------------------------------------------
Years Ended March 31                                      1998         1997          1996
-----------------------------------------------------------------------------------------
Discount rate used in determining
   present values                                        7.25%        7.50%         7.50%
-----------------------------------------------------------------------------------------
Annual increase in future compensation levels:
      Union                                              3.25%        3.25%         3.25%
      Salaried                                           4.25%        4.25%         4.25%
-----------------------------------------------------------------------------------------
Expected long-term rate of return on
   plan assets                                           8.75%        8.75%         8.75%
=========================================================================================

   The Company also sponsors a number of defined contribution plans. Participation in one of these plans is available to substantially all employees. The two principal defined contribution plans are Company-sponsored 401(k) plans to which employees may contribute up to 18 percent of their pay. The Company contributes in Company common stock or cash, amounts equal to 50 percent of employee contributions up to 4 or 6 percent of the employee's pay. The amount expensed for the Company match provision of the plans was $5,538, $5,881, and $5,780 in fiscal 1998, 1997, and 1996, respectively. The Company employs approximately 2,150 employees (33 percent of its total employees) covered by collective bargaining agreements, 1,274 of whom are covered under agreements expected to be renegotiated during fiscal 1999, due to current agreement expirations.

9 Post-Retirement Benefits

Generally, employees retiring from the Company after attaining age 55 who have had at least five years of service are entitled to post-retirement health care benefits and life insurance coverage until the retiree reaches age 65 or later, depending on plan provisions. The portion of the premium cost borne by the Company for such benefits is dependent on the employee's years of service. Further contributions from retirees are also required based on plan deductibles and co-payment provisions.

   The following illustrates the change in the Company's accumulated nonpension post-retirement benefit obligation for fiscal years 1998 and 1997:

-----------------------------------------------------------------------------------------
Years Ended March 31                                            1998                 1997
-----------------------------------------------------------------------------------------
Accumulated benefit obligation at beginning of year        $ 142,675            $ 149,808
Service cost of benefits earned during the period              1,203                  899
Interest cost on accumulated obligation                        9,649                7,341
Plan amendments                                               (5,885)                  --
Actuarial loss                                                13,524                  656
Net benefits paid                                            (15,947)             (16,029)
-----------------------------------------------------------------------------------------
Accumulated benefit obligation at end of year              $ 145,219            $ 142,675
=========================================================================================


   Changes in the Company's post-retirement plan assets are summarized as follows for fiscal year 1998 and 1997:

-------------------------------------------------------------------------------------------
Years Ended March 31                                                   1998            1997
-------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year                     $  4,797        $  1,394
Actual return on plan assets                                           (260)            181
Retiree contributions                                                 4,279           4,500
Company contributions                                                16,875          19,251
Gross benefits paid                                                 (17,073)        (20,529)
-------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                           $  8,618        $  4,797
===========================================================================================

   The Company's nonpension post-retirement benefit obligations are generally not prefunded. The following table illustrates the status of retiree benefit obligations as of March 31, 1998 and 1997.

-------------------------------------------------------------------------------------------
Years Ended March 31                                                    1998           1997
-------------------------------------------------------------------------------------------
Funded status                                                      $(136,601)     $(137,878)
Accrued contribution                                                   1,504           --
Unrecognized net actuarial loss (gain)                                 7,966         (2,980)
Unrecognized prior service cost                                       (5,747)          (180)
-------------------------------------------------------------------------------------------
Post-retirement benefit liability recognized in balance sheet      $(132,878)     $(141,038)
===========================================================================================

   The components of the Company's net periodic post-retirement benefit costs are as follows for fiscal years 1998, 1997, and 1996:

-------------------------------------------------------------------------------------------
Years Ended March 31                                 1998             1997             1996
-------------------------------------------------------------------------------------------
Service cost of benefits earned during
   the period                                    $  1,204         $    899         $    842
Interest costs of accumulated
   post-retirement benefit obligation               9,649            7,506            7,603
Expected return on plan assets                       (315)            (165)              --
Amortization of unrecognized net loss                  --              399               --
Amortization of unrecognized prior
   service cost                                      (318)             (21)             (25)
Curtailment gain                                       --               --           (1,120)
-------------------------------------------------------------------------------------------
Net post-retirement periodic benefit cost        $ 10,220         $  8,618         $  7,300
===========================================================================================

   The curtailment gain recognized in fiscal 1996 was the result of a reduction in employment associated with restructuring programs.

   The weighted-average assumptions used in the accounting for nonpension post-retirement benefits were as follows:

-------------------------------------------------------------------------------------------
Years Ended March 31                                         1998         1997         1996
-------------------------------------------------------------------------------------------
Discount rate used in determining
   present values                                           7.25%        7.50%        7.50%
-------------------------------------------------------------------------------------------
Expected long-term rate of return on
   plan assets                                              6.00%        6.00%        6.00%
-------------------------------------------------------------------------------------------
Medical trend rate                                          5.00%        5.00%        5.00%
===========================================================================================

   For measurement purposes, a weighted average annual rate of increase of approximately 5 percent in the per capital cost of covered health care benefits was assumed for fiscal year 1999. The rate was assumed to remain at that level thereafter.

   The following illustrates the effect of a one-percentage point increase or decrease in the assumed health care cost trend rate, as of March 31, 1998:

-------------------------------------------------------------------------------------------
                                                         One Percentage      One Percentage
                                                         Point Increase      Point Decrease
-------------------------------------------------------------------------------------------
Effect on service and interest
   cost components                                              $   882            $   (815)
Effect on accumulated post-retirement
   benefit obligation                                           $ 8,019            $ (7,596)
===========================================================================================

10 Income Taxes

The components of the Company's income tax provision consist of:

-------------------------------------------------------------------------------------------
Years Ended March 31                                          1998         1997        1996
-------------------------------------------------------------------------------------------
Current:
   Federal                                                 $     -      $     -     $     -
   State                                                         -            -           -
Deferred                                                         -       12,115      16,801
-------------------------------------------------------------------------------------------
Income tax provision                                       $     -      $12,115     $16,801
===========================================================================================

   The items responsible for the differences between the federal statutory rate and the Company's effective rate are shown as follows:

-------------------------------------------------------------------------------------------
Years Ended March 31                                          1998         1997        1996
-------------------------------------------------------------------------------------------
Income taxes computed at statutory
   federal rate                                            $23,864      $24,946     $26,729
State income taxes-net of federal impact                     3,409        3,564       2,838
Permanent non-deductible costs                               1,361        1,462       4,450
Unrecorded tax benefits                                    (28,634)     (17,857)    (17,216)
-------------------------------------------------------------------------------------------
Income tax provision                                       $     -      $12,115     $16,801
===========================================================================================


   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax asset shown on the statement of financial position are:


-------------------------------------------------------------------------------
Years Ended March 31                                 1998              1997
-------------------------------------------------------------------------------

Deferred sales                                  $ (29,243)        $ (33,843)
Accelerated depreciation                          (60,417)          (55,817)
-------------------------------------------------------------------------------
Deferred income tax liabilities                   (89,660)          (89,660)
-------------------------------------------------------------------------------
Reserves for employee benefits                     50,594            49,967
Restructuring and environmental reserves            9,960            21,108
Research tax credits                               25,228            22,400
Net operating loss carryforwards                   37,634            50,891
Other reserves                                     16,943            37,994
-------------------------------------------------------------------------------
Deferred income tax assets                        140,359           182,360
Valuation allowance                               (31,917)          (73,918)
-------------------------------------------------------------------------------
Net deferred income tax asset                   $  18,782         $  18,782
-------------------------------------------------------------------------------
Current deferred income tax asset                  38,280            40,259
Noncurrent deferred income tax liability          (19,498)          (21,477)
-------------------------------------------------------------------------------
Net deferred income tax asset                   $  18,782         $  18,782
===============================================================================

   During fiscal 1998, the deferred tax asset valuation allowance decreased by $42,001. This decrease is primarily the result of the Company's analysis of the likelihood of realizing the future tax benefit of tax loss carryforwards and additional temporary differences. Realization of the net deferred tax asset (net of recorded valuation allowance) is dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

   Federal and state operating loss carryforwards for tax purposes, available to offset future taxable income, are $94,085 at March 31, 1998. These carryforwards begin to expire in 2008. Research tax credits available to offset future tax payments are $25,228, and begin to expire in 2006.

11 Leases

The Company leases land, buildings, and equipment under various operating leases which generally have renewal options of one to five years. Rental expense for the years ended March 31, 1998, 1997, and 1996 was $10,538, $11,830, and
$11,580, respectively.

   Minimum rental commitments payable under noncancellable lease commitments outstanding at March 31, 1998 are $9,120, $6,852, $5,365, $3,201, and $2,393,
respectively, for the fiscal years ending March 31, 1999, 2000, 2001, 2002, and 2003.

12 Restructuring Charges

The Company initiated a restructuring program in fiscal 1995 which resulted in a fiscal 1995 fourth-quarter pre-tax charge of $35.6 million of which approximately $12 million was a non-cash charge associated with accruals for certain pension-related liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

   In mid-fiscal 1996, various executive management changes were made within the Defense Systems Group. As a result of these changes, new management re-evaluated business strategies for the Group, including its restructure plans and as a result, the anticipated timing of certain severance and facility closure costs pushed into fiscal 1997. Cash expenditures under this completed restructuring program, primarily for employee-related costs, totaled approximately $3 million, $8 million, and $11 million in fiscal 1998, 1997, and 1996, respectively. In the fourth quarter of fiscal 1997, the Company reversed approximately $2 million of this reserve against general and administrative costs, due to cost underruns relative to the originally reserved amounts. See Note 15 for discussion of Marine Systems Group facility closure costs incurred in fiscal 1998.

   Additional restructure expenditures of approximately $12 million were made in fiscal 1997, in connection with the Company's closure plan for certain facilities acquired in the March 15, 1995, acquisition of the Aerospace operations. As these closure activities were anticipated and planned for at the acquisition date, the Company had estimated and recorded these costs as part of the March, 1995 acquisition purchase price. The actual costs incurred did not vary significantly from those estimated and recorded.


13 Stockholders' Equity and Redeemable Common Shares

Changes in stockholders' equity and redeemable common shares are summarized below:
--------------------------------------------------------------------------------


                             Redeemable         Common Stock     Additional   Retained    Pension    Unearned    Cost
(Amounts in thousands          Common             $.01 Par         Paid-In    Earnings   Liability    Compen-  Treasury
except share data)             Shares        Shares     Amount     Capital   (Deficit)  Adjustment    sation    Shares       Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1995       $     --     13,849,452   $  139    $250,188  $(102,599)$   (2,566)    $(4,792)  $     --    $140,370
   Net income                                                                  47,801                                        47,801
   Treasury shares received                  (983,333)     (10)                                           43    (37,080)    (37,047)

   Pension liability
    adjustment                                                                             1,377                              1,377
   Exercise of stock options                   80,223        1        (759)                                       2,701       1,943
   Restricted stock grants                     19,200                  385                              (836)       451
   Amortization of restricted
    stock                                                                                              3,033                  3,033
------------------------------------------------------------------------------------------------------------------------------------


Balance, March 31, 1996             --     12,965,542      130     249,814    (54,798)    (1,189)     (2,552)   (33,928)    157,477
   Net income                                                                  59,159                                        59,159
   Treasury shares received                  (158,387)      (2)                                                  (7,195)     (7,197)

   Pension liability adjustment                                                           (1,115)                            (1,115)

   Exercise of stock options                  157,023        2      (1,985)                                       5,978       3,995
   Restricted stock grants                     27,000                  247                            (1,246)       999
   Amortization of restricted
    stock                                                                                              1,894                  1,894
   Other net issuances                         90,360        1         536                               580      3,462       4,579
------------------------------------------------------------------------------------------------------------------------------------


Balance, March 31, 1997             --     13,081,538      131     248,612      4,361     (2,304)     (1,324)   (30,684)    218,792
   Net income                                                                  68,183                                        68,183
   Treasury shares received                  (589,363)      (6)       (195)                                     (31,687)    (31,888)

   Pension liability adjustment                                                           (2,439)                            (2,439)

   Exercise of stock options                  281,455        3      (2,316)                                      11,368       9,055
   Restricted stock grants                     25,675                  294                            (1,332)     1,038
   Amortization of restricted
    stock                                                                                              1,118                  1,118
   Redeemable common shares     44,979                      (8)    (44,971)
   Other net issuances                         56,206        1         304                               287      2,341       2,933
------------------------------------------------------------------------------------------------------------------------------------


Balance, March 31, 1998       $ 44,979     12,855,511     $121    $201,728    $72,544    $(4,743)    $(1,251)  $(47,624)   $265,754
------------------------------------------------------------------------------------------------------------------------------------


   The Company has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

   The Company has authorized up to 2,620,679 shares to be granted under the 1990 Equity Incentive Plan of which 156,302 were available at March 31, 1998, for future grants. Stock options are granted periodically, at the fair market value of the Company's common stock on the date of grant, and are generally exercisable from one to three years from the date of grant. Restricted stock issued to non-employee directors and certain key employees totaled 25,675, 27,000, and 19,200 for the fiscal years ended March 31, 1998, 1997, and 1996, respectively. Restricted shares vest over periods of one to four years from the date of award. As of March 31, 1998, net restricted shares of up to 15,700 shares were reserved for certain key officers which will vest upon achievement of certain financial performance goals through fiscal 2000.



   In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. Accordingly, compensation cost has not been recognized for the awards made to employees in the form of stock options. If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under the plan (consistent with the method provided in SFAS 123), the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:


--------------------------------------------------------------
Years Ended March 31               1998      1997       1996
--------------------------------------------------------------

Net income  As reported         $68,183   $59,159    $47,801

            Proforma            $65,434   $57,032    $47,057

Basic EPS   As reported         $  5.23   $  4.55    $  3.67

            Proforma            $  5.01   $  4.38    $  3.61

Diluted EPS As reported         $  5.10   $  4.41    $  3.56

            Proforma            $  4.89   $  4.26    $  3.50
================================================================================

   A summary of the company's stock option activity is as follows:



-------------------------------------------------------------------------------------------------------------------------------
Years Ended March 31                          1998                         1997                         1996
-------------------------------------------------------------------------------------------------------------------------------

                                             Weighted Average             Weighted Average             Weighted Average
                                     Shares    Exercise Price     Shares    Exercise Price     Shares    Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year    896,333            $33.49     991,210           $30.23     852,433           $27.36
Granted                             150,850             44.61     150,650            46.28     232,340            39.08
Exercised                          (281,455)            32.16    (157,023)           25.43     (80,223)           24.21
Canceled                            (33,946)            44.70     (88,504)           32.77     (13,340)           37.38
-------------------------------------------------------------------------------------------------------------------------------

Outstanding at end of year          731,782            $35.74     896,333           $33.49     991,210           $30.23
Options exercisable at year end     440,964             30.34     532,815            29.64     482,210            25.80
-------------------------------------------------------------------------------------------------------------------------------

Weighted average fair value of
   options granted during the year                     $20.18                       $21.88                       $18.29
-------------------------------------------------------------------------------------------------------------------------------

   The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The following weighted average assumptions were used for grants in fiscal 1998, 1997, and 1996 respectively:

--------------------------------------------------------------------------------
Years Ended March 31           1998        1997      1996
--------------------------------------------------------------------------------
Risk-free rate                  6.1%        6.5%      6.1%
Expected volatility             30.4        31.5      31.5
Expected option life         7 years     7 years   7 years
================================================================================

   A summary of stock options outstanding at March 31, 1998 is as follows:


--------------------------------------------------------------------------------
            Options Outstanding                      Options Exercisable
--------------------------------------------------------------------------------

                                  Weighted                      Weighted
Range of              Remaining    Average                       Average
Exercise            Contractual   Exercise                      Exercise
Prices     Shares          Life      Price           Shares        Price
--------------------------------------------------------------------------------
$10-$24    102,043      4.8 yrs     $18.44          102,043       $18.44
$25-$30    215,000     12.0 yrs      30.00          215,000        30.00
$31-$40    131,534      6.8 yrs      37.47           79,680        37.49
$41-$52    279,205      8.5 yrs      45.54           44,241        46.55
$53-$63      4,000     10.0 yrs      61.17               --           --
================================================================================

   On October 24, 1997, the Company entered into an agreement with Hercules Incorporated (Hercules) providing for the disposition of the 3.86 million shares of Company common stock held by Hercules. The shares represent the stock issued by the Company in connection with the March 15, 1995, acquisition of the Hercules Aerospace Company operations (Aerospace operations) from Hercules.

   Under the agreement with Hercules, during the quarter ended December 28, 1997, the Company registered for public offering approximately 2.78 million of the shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering nor did the Company receive any proceeds from the offering. The remaining 1.1 million shares then held by Hercules became subject to a put/call arrangement under which Hercules can require the Company to purchase the shares in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The Company can likewise require Hercules to sell the shares to the Company in four equal installments during each of the four calendar quarters of 1998. The prices for shares purchased under the put/call arrangement is equal to the per share net proceeds realized by Hercules in the secondary public offering, $55.32. During February 1998, the Company did repurchase the first installment of 271,000 shares, for approximately $15 million, which is reflected accordingly in these financial statements. In May, 1998, the Company repurchased the second installment of 271,000 shares, for approximately $15 million. The Company's present intention is to purchase the remaining shares covered by the put/call arrangement although no definitive decision has been made to do so.
   During early fiscal 1998, the Company completed a $50 million stock repurchase program started in fiscal 1996. In connection with that program, the Company made repurchases in fiscal 1998 of approximately 140,000 shares, for approximately $6.0 million. Since 1996, repurchases of 1.3 million shares were made under this buyback program, at an average cost per share of $39.12. On October 22, 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.0 million shares of its common stock. It is currently expected that any purchases made under this buy-back plan would be subject to market conditions and the Company's compliance with its debt covenants. Effective November 10, 1997, the Company entered into an agreement to amend its Credit Agreement that provides the Company expanded flexibility with respect to certain restricted payments, including payments for stock repurchases. As of March 31, 1998, the Company's revised debt covenants permit it to expend up to an additional $66.5 million in total, in connection with all share repurchases. In connection with this new repurchase program, the Company has repurchased 165,300 shares through March 31, 1998, at a cumulative cost of $10.0 million, or an average cost per share of $60.34. While it is currently the Company's intention to continue stock repurchases under the program, there can be no assurance that the Company will repurchase all or any portion of the remaining shares or as to the timing or terms thereof.

    In accordance with SFAS No. 87, "Employer's Accounting for Pensions," the Company has recognized the minimum liability for underfunded pension plans equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as an intangible asset to the extent of any unrecognized prior service cost, with the remaining balance recorded as reduction to equity. As of March 31, 1998, the minimum pension liability in excess of the unrecognized prior service cost was $4,743.

14 Contingencies

As a U.S. Government contractor, the Company is subjected to defective pricing and cost accounting standards non-compliance claims by the U.S. Government. Additionally, the Company has substantial Government contracts and subcontracts, the prices of which are subject to adjustment. The Company believes that resolution of such claims and price adjustments made or to be made by the Government for open fiscal years (1987 through 1998) will not materially exceed the amount provided in the accompanying balance sheets.

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

   The Company is involved in three "qui tam" lawsuits brought by former employees of the Aerospace operations acquired from Hercules (Aerospace acquisition) in March 1995. The first involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The second involves allegations of mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement and wrongful termination claims. The Government did not join in either of these lawsuits. Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the acquired operations will be assumed by the Company except for a few specific lawsuits and disputes including the two qui tam lawsuits referred to above. On May 15, 1998 Hercules announced that it had agreed to a settlement in the first qui tam lawsuit, subject to approval by the court. Under terms of the purchase agreement with Hercules, the Company's maximum combined settlement liability for both qui tam matters is approximately $4 million, for which the Company has fully reserved. The Company also agreed to reimburse Hercules for 40 percent of all legal costs incurred after March 15, 1995, relating to these two actions. In the third qui tam lawsuit, the Company received a partially unsealed complaint in March, 1997 alleging labor mischarging to the Intermediate Nuclear Force (INF) contract, and other contracts. Damages are not specified in this civil suit. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the purchase agreement. In March 1998, the Company and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with realtor's attorney's fees of $150 thousand, which was paid in April 1998. As a result of this settlement, the Department of Justice will not intervene in the remaining portion of the complaint. The Company has accrued for such settlement costs in these financial statements.

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

   During fiscal 1998, the Company has substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advise from its counsel, maintains that the option exercise was invalid and has therefore not performed on the option. The Company is currently appealing the validity of the option to the United States Court of Appeals, based on the Company's continued belief that such exercise was invalid. In late December 1997, the Company was informed by the customer that the Company was being terminated for default on the contract. The Company expects the appeals process to conclude in calendar 1998. Depending on the outcome of the appeal, which will drive the outcome of the termination for default, management currently estimates that the range of possible adverse impact to the Company's operating earnings is from $0-$4 million.

   While the results of litigation cannot be predicted with certainty, management believes, based upon the advice of counsel, that the actions seeking to recover damages against the Company either are without merit, are covered by insurance and reserves, do not support any grounds for cancellation of any contract, or are not likely to materially affect the financial condition or results of operations of the Company, although the resolution of any such matters during a specific period could have a material adverse effect on the quarterly or annual operating results for that period.

15 Discontinued Operations

Marine Systems Group - On December 22, 1996, the Company entered into an agreement to sell its Marine Systems Group, including substantially all of the assets of that business, to Hughes Aircraft Co. (Hughes) for $141.0 million in cash. The sale was completed on February 28, 1997, resulting in a pretax gain to the Company (after restatement - see Note 20) of approximately $31.9 million ($22.4 million, after tax expense of $9.5 million), which the Company recognized in the fourth quarter of fiscal 1997.

   In connection with the sale, the Company began actions during fiscal 1998 to close certain facilities (not sold to Hughes) that had previously been utilized for Marine Systems Group contracts. As a direct result of the sale, the Company booked closure reserves of approximately $16 million in March 1997 (by a charge to the gain on disposal of discontinued operations) primarily for the estimated costs of facility closure, severance costs, and anticipated litigation costs associated with these activities. The Company has spent approximately $6 million to date on these facility closure and severance costs. As these facility closure activities are now substantially complete, the Company reversed $10.1 million of these liabilities during the fourth quarter of fiscal 1998, resulting in an additional gain on the disposal of the Marine business.

Demilitarization Operations - During fiscal 1994, the Company entered into two joint ventures in Belarus and Ukraine, for the purpose of establishing demilitarization operations in those countries. In March 1996, Company management, after evaluating its strategic plans for the future, elected to discontinue its ownership of its foreign demilitarization businesses (Demilitarization operations). Accordingly, the Company began actions to transfer ownership of the joint ventures to the host country governments, or their agents, and in the fourth quarter of fiscal 1996, the Company estimated and recorded a $6.2 million loss on disposal of discontinued operations (net of tax benefit of $4.2 million).

   During fiscal 1997, the Company stopped production efforts, and completed its withdrawal from the Belarus operation. In the fourth quarter of fiscal 1997, the Company reached agreement with the Ukrainian government to transfer the Company's interests in the operation to the Ukrainian Government after payment of a $19.8 million non-interest bearing long-term note receivable. In March 1998, as a result of the Company's continued consideration and evaluation of the status of the underlying operations, as well as newly imposed export restrictions in the Ukraine and the apparently increasing political instability in the region, Company management wrote off approximately $9.9 million, representing the remaining recorded value of the Company's investment in that operation. The Company maintains a letter of credit to support approximately $2.5 million of bank borrowings of the Demilitarization operations. Management continues to work with the Ukrainian Government to complete the Company's exit from this business. However, given the political instability in the region and the lack of economic reforms, the Company believes, absent substantial improvements in these conditions in fiscal 1999, that it will not be able to continue to pursue an exit by sale of its interest in the operation. In that case, the Company would currently anticipate removing and salvaging what assets it can in fiscal 1999. The salvage value of the assets is believed to be deminimus.

   The consolidated income statements of the Company reflect the operating results and the gain (loss) on disposal of discontinued operations separately from continuing operations. The components of the gain (loss) from the Company's two discontinued operations are summarized as follows:

                                                   Marine Systems Group                Demilitarization Operations
-------------------------------------------------------------------------------  -------------------------------------
Years Ended March 31                          1998          1997          1996       1998          1997          1996
-------------------------------------------------------------------------------  -------------------------------------
Sales                                      $    --     $ 107,746     $ 173,241    $    --     $      --     $  13,436
Income from discontinued operations             --         7,415        14,288         --            --        (9,217)
Gain (loss) on disposal of assets           10,125        31,900            --     (9,900)           --       (10,400)
Income tax (expense) benefit                    --       (12,115)       (3,144)        --            --         7,850
-------------------------------------------------------------------------------  -------------------------------------
Gain (loss) from discontinued operations   $10,125     $  27,200     $  11,144    $(9,900)    $      --     $ (11,767)
-------------------------------------------------------------------------------  -------------------------------------

16 Environmental Remediation Liabilities

The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. In March 1997, the Company adopted the provisions of SOP 96-1 "Environmental Remediation Liabilities," which required a change in, and provided clarification to, the manner in which companies measure and recognize costs associated with environmental remediation liabilities. Under the provisions of the SOP, all future anticipated ongoing monitoring and maintenance costs associated with known remediation sites are required to be accrued. Such costs were previously expensed as incurred. The Company's adoption of the provisions of the SOP resulted in a non-cash charge of $17.4 million in the fourth quarter of fiscal 1997. The charge was classified in cost of sales expenses in the Company's consolidated income statement for the fourth quarter ending March 31, 1997.

   At March 31, 1998, the accrued liability for environmental remediation of $31.9 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $9.6 million, representing the present value of those reimbursements at March 31, 1998. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations, acquired from Hercules in March 1995 (Aerospace acquisition), whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements. At March 31, 1998, the Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at March 31, 1998:


--------------------------------------------------------------------------------
                                     Accrued        Environmental Costs -
                     Environmental Liability     Reimbursement Receivable
--------------------------------------------------------------------------------

Amounts (Payable)/Receivable        $(40,929)                    $ 12,482
Unamortized Discount                   9,043                       (2,860)

Present Value of Amounts
   (Payable)/Receivable             $(31,886)                    $  9,622
--------------------------------------------------------------------------------

   At March 31, 1998, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected reimbursements, are estimated to be $3.4, $5.9, $1.5, $1.4, and $1.6 million for the fiscal years ending March 31, 1999, 2000, 2001, 2002, and 2003, respectively; estimated amounts payable thereafter total $14.5 million. Amounts payable/receivable in periods beyond fiscal 1999 have been classified as non-current on the Company's March 31, 1998 balance sheet. At March 31, 1998, the estimated discounted range of reasonably possible environmental remediation costs is between $31.9 and $56.2 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

17 Supplemental Cash Flow Information

Net income taxes paid in the fiscal years ended March 31, 1998, 1997, and 1996, totaled $1,107, $107, and $56, respectively.

   Amounts paid for interest were $27,400, $39,015, and $40,736 for fiscal 1998, 1997, and 1996, respectively. Amounts received for interest in those same periods were $3,090, $716, and $1,852, respectively. The significant decrease in interest paid during fiscal 1998 compared to fiscal 1997, reflects a reduction in long-term debt due to the $88.6 million loan prepayment made in March 1997 with proceeds received from the sale of the Marine Systems Group. The increase in interest received in fiscal 1998 compared to fiscal 1997 reflects increased average cash balances also due to the proceeds received from the sale of the Marine Systems Group.

   In fiscal 1995, the Company acquired the Aerospace operations from Hercules for $306.0 million in cash and 3.86 million shares of stock, valued at $112.0 million. During fiscal 1996, the Company received a net amount of $29.1 million from Hercules as an adjustment to the purchase price. The adjustment was primarily the result of receivables collected just prior to the closing of the acquisition, which reduced assets and lowered the final purchase price.


18 Business Segment Information

The Company operates one business segment which is involved in the production of various types of defense systems. The Conventional Munitions Group designs, develops, and manufactures medium-caliber and tank ammunition, munitions propellants, solid rocket propulsion systems, warheads, composite structures for weapons systems, infrared decoy flares, and commercial gun powder. The Space and Strategic Systems Group designs, develops, and manufactures solid rocket propulsion systems for space launch vehicles, strategic missile systems, and provides reinforced composite structures and components for military and commercial aircraft and spacecraft. The Space and Strategic Systems Group also provides operations and technical support for space launches. The Defense Systems Group designs, develops, and manufactures smart munitions, fuzes, electronic systems, and unmanned aerial vehicles. The Emerging Business Group consisted of three primary business units during fiscal year 1998: Global Environmental Solutions, Power Sources Center, and Advanced Technology Applications. Effective April 1, 1998, certain of the Emerging Business Group business pursuits were consolidated into other Company business groups. Certain other non-core operations were phased out.

   The Company's sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. The various U.S. Government customers exercise independent purchasing decisions, and sales to the U.S. Government generally are not regarded as constituting sales to one customer, but instead, each contracting entity is considered to be a separate customer. During fiscal 1998, approximately 82 percent of the Company's sales were derived from contracts with the U.S. Government or U.S. Government prime contractors. The Company's sales to U.S. Government prime contractors include sales to two contractors, Lockheed Martin and Boeing, which comprise greater than 10 percent of the Company's total revenues. During fiscal 1998, sales to Lockheed Martin and Boeing, respectively, represented approximately 20 percent and 11 percent of the Company's total revenues. Export sales to customers were $33.2 million, $58.0 million, and $58.5 million in fiscal years 1998, 1997, and 1996, respectively. The decrease in export sales in fiscal year 1998 compared to fiscal 1997 primarily reflects reduced sales of medium caliber ammunition.

    The following summarizes the Company's sales to the U.S. Government and total sales by business group.

-------------------------------------------------------------------------------
Years Ended March 31                       1998            1997            1996
-------------------------------------------------------------------------------
U.S. Government contract sales       $  879,056      $  884,707     $   887,502
-------------------------------------------------------------------------------

Sales by business group:
   Conventional Munitions            $  460,321      $  483,044     $   438,227
   Space and Strategic Systems          369,996         339,510         316,629
   Defense Systems                      227,452         243,410         250,959
   Emerging Business                     27,206          41,448          30,985
   Intercompany sales eliminations       (9,469)        (18,015)        (16,195)

Total                                $1,075,506      $1,089,397       1,020,605
-------------------------------------------------------------------------------

19 Quarterly Financial Data (Unaudited)

Quarterly financial data is summarized for the years ended March 31, 1998 and 1997 as follows:

--------------------------------------------------------------------------------------------------------------------
Fiscal Year 1998 Quarter Ended                                                June 29    Sep. 28   Dec. 28   Mar. 31
--------------------------------------------------------------------------------------------------------------------
Sales                                                                        $251,639   $266,954  $269,217  $287,696
Gross margin                                                                   43,720     45,829    48,065    56,655
Income from continuing operations                                              14,657     15,920    18,027    19,354
Basic earnings per share from continuing operations                              1.13       1.22      1.37      1.49
Diluted earnings per share from continuing operations                            1.10       1.18      1.33      1.45
--------------------------------------------------------------------------------------------------------------------
Net income                                                                     14,657     15,920    18,027    19,579
Basic earnings per share                                                         1.13       1.22      1.37      1.51
Diluted earnings per share                                                       1.10       1.18      1.33      1.47
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
Fiscal Year 1997 Quarter Ended (As restated)                                  June 30    Sep. 29   Dec. 29   Mar. 31
--------------------------------------------------------------------------------------------------------------------
Sales                                                                        $230,173   $247,648  $300,785  $310,791
Gross margin                                                                   36,159     42,323    50,700    30,378
Income from continuing operations                                               7,614     11,323    16,200    (3,178)
Basic earnings per share from continuing operations                               .58        .87      1.24      (.24)
Diluted earnings per share from continuing operations                             .57        .85      1.20      (.24)
--------------------------------------------------------------------------------------------------------------------
Net income                                                                      9,904     12,827    17,225    19,203
Basic earnings per share                                                          .76        .99      1.32      1.47
Diluted earnings per share                                                        .74        .96      1.28      1.43
---------------------------------------------------------------------------------------------------------------------------


   The adoption of SOP 96-1, which relates to accounting for environmental remediation liabilities, resulted in a charge to income from continuing operations of $17,442 in the fourth quarter of fiscal 1997 (see Note 16).

   The Company's fourth quarter of fiscal 1997 includes a $4.7 nonrecurring charge to move certain contract-specific production lines from a facility previously used by the Company's former Marine Systems Group business sold in February, 1997.

   The Company completed the sale of its Marine Systems Group to Hughes on February 28, 1997. As a result, the Company recorded a gain on the sale of discontinued operations, net of income taxes, of $22.4 million (after restatement) during the fourth quarter of fiscal 1997 (see Notes 15 and 20).

   Income from the results of discontinued operations, net of income taxes, was $2,290, $1,504, and $1,025 for the first, second, and third quarters of fiscal 1997, respectively (which results were generated entirely from the Company's Marine Systems Group discontinued operation). Fourth quarter fiscal 1997 net operating results of the Marine Systems Group are reflected as a component of the gain on the sale of the discontinued operations.


   Following is a summary of the Company's stock price for the past three years.

-------------------------------------------------------------------------------
                                                            Common Stock Price
-------------------------------------------------------------------------------

Quarter Ended                                               High            Low
-------------------------------------------------------------------------------

March 31, 1998                                              $65.00       $54.50
December 28, 1997                                            65.69        53.75
September 28, 1997                                           69.00        51.44
June 29, 1997                                                52.88        40.50
March 31, 1997                                               55.00        42.00
December 29, 1996                                            57.38        47.63
September 29, 1996                                           53.25        46.25
June 30, 1996                                                49.13        43.75
March 31, 1996                                               50.50        46.25
December 31, 1995                                            53.00        44.63
October 1, 1995                                              47.50        41.50
July 2, 1995                                                 41.75        35.63
March 31, 1995                                               40.38        34.88
-------------------------------------------------------------------------------

   The Company does not currently pay dividends on its common stock.

20 Restatement

Subsequent to the issuance of the Company's Consolidated Financial Statements in its Form 10-K filing for the year ended March 31, 1998, Company management determined that it had misclassified $4.7 million of continuing operations costs as discontinued operations costs. These costs represented the costs associated with moving the contract-specific production lines for certain minor contracts not sold as part of the Company's sale of the Marine Systems Group (MSG) in February, 1997. Production for these non-MSG contracts occurred in a facility used primarily for MSG production. As the purchaser of MSG planned to move the MSG operations out of this facility, it was no longer a cost-competitive facility for the non-MSG contracts. Therefore, concurrent with the decision to sell MSG, management began moving these production lines to alternative facilities. The costs accrued for the move were charged to the gain on sale of discontinued operations. Management now believes that it should classify those $4.7 million of costs against continuing operations in fiscal 1997. As a result, the Consolidated Income Statement for the year ended March 31, 1997 has been restated from the amounts previously reported to reflect these costs as costs of sales in continuing operations, as follows:

                                                   Year ended March 31, 1997
                                                   --------------------------
                                                   As reported    As restated
                                                   -----------    -----------
Nonrecurring contract move costs                   $     --       $   4,700
Income from continuing operations before
  income taxes                                       36,659          31,959
Income tax provision                                     --              --
Income from continuing operations                    36,659          31,959
Gain(loss) on disposal of discontinued
  operations, net of income taxes                    17,681          22,381

Basic earnings per common share
  Continuing operations                            $   2.82       $    2.46
  Discontinued operations                              1.73            2.09
                                                   -----------    -----------
     Basic earnings per common share               $   4.55       $    4.55
                                                   ===========    ===========
Diluted earnings per common share
  Continuing operations                            $   2.73       $    2.38
  Discontinued operations                              1.68            2.03
                                                   -----------    -----------
     Diluted earnings per common share             $   4.41       $    4.41
                                                   ===========    ===========

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT


                                                      FORM 10-K/A
                                                     PAGE NUMBER(S)
1. FINANCIAL STATEMENTS (included in this Report):
     Financial Highlights............................     35
     Report of Independent Auditors..................     36
     Consolidated Income Statements..................     37
     Consolidated Balance Sheets.....................     38
     Consolidated Statements of Cash Flows...........     39
     Notes to the Consolidated Financial Statements..    40-58

2. FINANCIAL STATEMENT SCHEDULES (included
   in this Report):
   Independent Auditors' Report......................     62
   Schedules:
       II   -  Valuation Reserves....................     63

   All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

3. EXHIBITS.

   The exhibits listed below are filed with this Form 10-K/A if the applicable exhibit number is followed by a double asterisk (**). All other exhibits listed below were previously filed with the Form 10-K being amended by this Form 10-K/A. (If the applicable exhibit number is followed by an asterisk (*), the exhibit was incorporated by reference from the document indicated in parenthesis). The applicable Securities and Exchange Commission File Number is 1-10582 unless otherwise indicated. Exhibit numbers followed by a pound sign (#) identify exhibits that are either a management contract or compensatory plan or arrangement required to be filed as an exhibit. Excluded from this list of exhibits, pursuant to Paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Registrant. The Registrant hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

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

21           Subsidiaries of the Registrant.

23**         Consent of Independent Auditors.

24**         Powers of Attorney.

27**         Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

During the quarter ended March 31, 1998, the Company filed no reports on Form
8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ALLIANT TECHSYSTEMS INC.

Date:  November 24, 1998                     By    /s/ Charles H. Gauck
                                                   ----------------------
                                                       Charles H. Gauck
                                                           Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                           TITLE

  /s/ Peter A. Bukowick    Director, President, Chief Executive Officer and
-------------------------  Chief Operating Officer (Principal Executive Officer)
    Peter A. Bukowick

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

            *              Director
-------------------------
    David E. Jeremiah

            *              Director
-------------------------
    Gaynor N. Kelley

            *              Director
-------------------------
   Joseph F. Mazzella

            *              Director
-------------------------
      Daniel L. Nir

            *              Director and Chairman of the Board
-------------------------
    Richard Schwartz

            *              Director
-------------------------
    Michael T. Smith


Date: November 24, 1998                  *By      /s/ Charles H. Gauck
                                              -------------------------------
                                                    Charles H. Gauck
                                                    Attorney-in-Fact

                          INDEPENDENT AUDITORS' REPORT


Alliant Techsystems Inc.:

We have audited the consolidated financial statements of Alliant Techsystems Inc. and subsidiaries as of March 31, 1998 and 1997, and for each of the years ended March 31, 1998, March 31, 1997, and March 31, 1996 and have issued our report thereon dated May 11, 1998, (November 23, 1998 with respect to Note 20, which expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in Note 20). Our audit also included the financial statement schedule of Alliant Techsystems Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
May 11, 1998 (November 23, 1998 with respect to Note 20)

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

                            ALLIANT TECHSYSTEMS INC.

                                  FORM 10-K/A

                                  EXHIBIT INDEX

The exhibits listed below are filed electronically with this Form 10-K/A if the applicable exhibit number is followed by a double asterisk (**). All other exhibits listed below were previously filed with the Form 10-K being amended by this Form 10-K/A. (If the applicable exhibit number is followed by an asterisk (*), the exhibit was incorporated by reference from the document indicated in parenthesis.) The applicable Securities and Exchange Commission File Number is 1-10582 unless otherwise indicated.


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

21           Subsidiaries of the Registrant.

23**         Consent of Independent Auditors.

24**         Powers of Attorney.

27**         Financial Data Schedule.