Form 10-Q
period 1998-12-27
ALLIANT TECHSYSTEMS INC
filed 1999-02-09
CIK 866121

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 27, 1998 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from            to

                         Commission file number 1-10582

                            ALLIANT TECHSYSTEMS INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                             41-1672694
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)


            600 SECOND STREET N.E.
              HOPKINS, MINNESOTA                          55343-8384
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

                                 Yes /X/ No / /

     As of January 31, 1999, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 10,569,625 (excluding 3,293,988 treasury shares).

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Consolidated Income Statements (Unaudited)

(In thousands except                                   QUARTERS ENDED              NINE MONTHS ENDED
     per share data)                             --------------------------    --------------------------
                                                 December 27    December 28    December 27    December 28
                                                     1998           1997           1998           1997
                                                 -----------    -----------    -----------    -----------
Sales                                             $ 274,446      $ 269,217      $ 789,765      $ 787,811
Cost of sales                                       226,086        221,152        650,740        650,196
                                                  ---------      ---------      ---------      ---------
Gross margin                                         48,360         48,065        139,025        137,615
Operating expenses:
     Research and development                         1,971          2,890          5,703          7,564
     Selling                                          5,536         10,085         20,022         29,134
     General and administrative                      14,885         11,033         38,966         33,304
                                                  ---------      ---------      ---------      ---------
     Total operating expenses                        22,392         24,008         64,691         70,002
                                                  ---------      ---------      ---------      ---------
Income from operations                               25,968         24,057         74,334         67,613
     Miscellaneous income (expense)                     (61)            84            (19)           147
                                                  ---------      ---------      ---------      ---------
Earnings before interest and income taxes            25,907         24,141         74,315         67,760
     Interest expense                                (5,213)        (6,943)       (16,089)       (21,880)
     Interest income                                    505            829          1,172          2,725
                                                  ---------      ---------      ---------      ---------
Income before income taxes and
     extraordinary loss                              21,199         18,027         59,398         48,605
Income tax provision                                  3,180           --            8,910           --
                                                  ---------      ---------      ---------      ---------
Income before extraordinary loss                     18,019         18,027         50,488         48,605
Extraordinary loss on early extinguishment of
     debt, net of income tax benefit                 (1,661)          --          (16,288)          --
                                                  ---------      ---------      ---------      ---------
Net income                                        $  16,358      $  18,027      $  34,200      $  48,605
                                                  =========      =========      =========      =========


Basic earnings per common share:
     Income before extraordinary loss             $    1.50      $    1.37      $    4.06      $    3.72
     Extraordinary loss                                (.14)          --            (1.31)          --
                                                  ---------      ---------      ---------      ---------
     Net income                                   $    1.36      $    1.37      $    2.75      $    3.72
                                                  =========      =========      =========      =========
Diluted earnings per common share:
     Income before extraordinary loss             $    1.45      $    1.33      $    3.96      $    3.62
     Extraordinary loss                                (.13)          --            (1.28)          --
                                                  ---------      ---------      ---------      ---------
     Net income                                   $    1.32      $    1.33      $    2.68      $    3.62
                                                  =========      =========      =========      =========


Average number of common shares (thousands)          12,047         13,155         12,419         13,067
                                                  =========      =========      =========      =========
Average number of common and
 dilutive shares (thousands)                         12,386         13,539         12,740         13,443
                                                  =========      =========      =========      =========



See Notes to Consolidated Financial Statements

                     Consolidated Balance Sheets (Unaudited)


(In thousands except share data)                              December 27, 1998   March 31, 1998
                                                              -----------------   --------------
Assets
Current assets:
     Cash and cash equivalents                                     $  37,778         $  68,960
     Receivables                                                     240,470           209,915
     Net inventory                                                    39,476            49,072
     Deferred income tax asset                                        38,280            38,280
     Other current assets                                              5,550             6,803
                                                                   ---------         ---------
           Total current assets                                      361,554           373,030
Net property, plant, and equipment                                   329,898           333,538
Goodwill                                                             129,807           131,600
Prepaid and intangible pension assets                                 71,817            61,667
Other assets and deferred charges                                     10,588             8,474
                                                                   ---------         ---------
           Total assets                                            $ 903,664         $ 908,309
                                                                   =========         =========
Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of debt                                       $  45,750         $  17,838
     Accounts payable                                                 84,469            80,071
     Contract advances and allowances                                 53,922            64,318
     Accrued compensation                                             26,023            32,275
     Accrued income taxes                                             12,695             8,049
     Accrued restructuring and facility consolidation                    558             2,637
     Other accrued liabilities                                        59,914            72,214
                                                                   ---------         ---------
           Total current liabilities                                 283,331           277,402
Long-term debt                                                       314,443           180,810
Post-retirement and post-employment benefits liability               131,287           136,889
Pension liability                                                      9,596            10,120
Other long-term liabilities                                           36,239            37,334
                                                                   ---------         ---------
           Total liabilities                                       $ 774,896         $ 642,555
Contingencies
Redeemable common shares (813,000 shares, $.01 par
     value, redeemable at a prescribed price totaling $44,979
     at March 31, 1998. Redeemed quarterly, in equal lots of
     271,000 shares each, during calendar 1998.)                   $    --           $  44,979
Common stock - $.01 par value
     Authorized - 20,000,000 shares
     Issued and outstanding 10,541,865 shares at December
           27, 1998 and 12,855,511 at March 31, 1998                     124               121
Additional paid-in-capital                                           243,366           201,728
Retained earnings                                                    106,744            72,544
Unearned compensation                                                 (2,089)           (1,251)
Pension liability adjustment                                          (4,743)           (4,743)
Common stock in treasury, at cost (3,321,748 shares held at
     December 27, 1998 and 1,008,102 at March 31, 1998)             (214,634)          (47,624)
                                                                   ---------         ---------
           Total liabilities and stockholders' equity              $ 903,664         $ 908,309
                                                                   =========         =========


See Notes to Consolidated Financial Statements

                Consolidated Statements of Cash Flows (Unaudited)

(In thousands)                                                               NINE MONTHS ENDED
                                                                    ------------------------------------
                                                                    December 27, 1998  December 28, 1997
                                                                    -----------------  -----------------
Operating activities
Net income                                                               $  34,200         $  48,605
Adjustments to net income to arrive at cash
       provided by operations:
                Depreciation                                                28,913            31,259
                Amortization of intangible assets and unearned
                   compensation                                              4,407             4,530
                Extraordinary loss on early extinguishment
                   of debt                                                  16,288              --
                Loss on disposal of property                                   462               199
                Changes in assets and liabilities:
                   Receivables                                             (30,555)            9,685
                   Inventory                                                 9,596            15,736
                   Accounts payable                                          4,398           (24,957)
                   Contract advances and allowances                        (10,396)          (32,428)
                   Accrued compensation                                     (6,252)           (5,905)
                   Accrued income taxes                                      7,521            (2,124)
                   Accrued restructuring and facility consolidation         (2,079)          (12,294)
                   Accrued environmental liability                            (524)           (1,419)
                   Pension and post-retirement benefits                     (6,126)           (5,837)
                   Other assets and liabilities                            (20,705)          (19,614)
                                                                         ---------         ---------
Cash provided by operations                                                 29,148             5,436
                                                                         ---------         ---------
Investing activities
Capital expenditures                                                       (27,447)          (11,166)
Acquisition of business                                                     (1,100)           (6,194)
Proceeds from disposition of property, plant, and equipment                    275             1,197
                                                                         ---------         ---------
Cash used for investing activities                                         (28,272)          (16,163)
                                                                         ---------         ---------
Financing activities
Payments made on bank debt                                                 (48,648)          (61,768)
Payments made to extinguish high yield debt                               (152,997)             --
Proceeds from issuance of long-term debt                                   350,193              --
Payments made for debt issue costs                                          (8,691)             --
Net purchase of treasury shares                                           (175,646)           (9,632)
Proceeds from exercised stock options                                        3,731             8,278
Other financing activities, net                                               --              (2,302)
                                                                         ---------         ---------
Cash used for financing activities                                         (32,058)          (65,424)
                                                                         ---------         ---------
Decrease in cash and cash equivalents                                      (31,182)          (76,151)
Cash and cash equivalents - beginning of period                             68,960           122,491
                                                                         ---------         ---------
Cash and cash equivalents - end of period                                $  37,778         $  46,340
                                                                         =========         =========


See Notes to Consolidated Financial Statements

             Notes to Consolidated Financial Statements (Unaudited)

1. In connection with the Company's September, 1998 early extinguishment of its Senior Subordinated Notes and the refinancing of its bank borrowings in November, 1998, the Company incurred extraordinary charges for the early extinguishment of debt, totalling $16.3 million, for the nine-month period ending December 27, 1998. The extraordinary charge includes charges associated with the Company's September 16, 1998, completion of the tender offer and consent solicitation relating to its then outstanding $150 million 11.75 percent Senior Subordinated Notes which were due March 1, 2003 (the "Notes"). Under the tender offer (the "Offer"), the Company accepted all validly tendered Notes for payment under the Offer, and accordingly paid approximately $153 million to purchase the Notes from noteholders holding approximately $140 million principal amount of the Notes. In conjunction with the early extinguishment of the Notes, the Company also refinanced its bank borrowings under a new bank credit facility on November 23, 1998. See Note 2 below, for further discussion of the new bank credit facility. In connection with these early extinguishments of debt, the Company recorded a $19.2 million extraordinary charge ($16.3 million, after the tax benefit of $2.9 million), which is comprised of the $13.2 million cash premium paid to acquire the Notes, as well as the write-off of approximately $6.0 million representing the unamortized portion of the debt issuance costs associated with the original borrowings.

2. On November 23, 1998, the Company entered into a new $650 million bank credit facility (the facility). The facility, which refinanced the Company's previously existing bank credit facility, has a six-year term and consists of term-debt credit facilities totalling up to $400 million, and a revolving credit facility of $250 million. Interest charges under the new facility are primarily at the London Inter-Bank Offering Rate (LIBOR), plus
     2.25 percent (which totalled 7.3 percent at December 27, 1998), and will be subject to change in the future, as changes occur in market conditions and in the Company's financial performance. Borrowings under the facility are subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and restricted payments). Fees associated with the refinancing were approximately $9 million. These costs are classified in "Other Assets and Deferred Charges", and are being amortized to interest expense over the six-year term of the new facility.

     At December 27, 1998, the Company had borrowings of $20.0 million against its $250 million bank revolving credit facility. Additionally, the Company had outstanding letters of credit of $31.4 million, which further reduced amounts available on the revolving facility to $198.6 million at December 27, 1998. Scheduled minimum loan repayments on the Company's outstanding long-term debt are as follows: fiscal 1999, $0; fiscal 2000, $36.5 million; fiscal 2001, $49.5 million; fiscal 2002, $61.0 million; fiscal 2003, $71.2 million; fiscal 2004, $61.0 million, and thereafter, $61.0 million.

3. The major categories of other current and long-term accrued liabilities are as follows (in thousands):

                                                            Period Ending
                                                   ----------------------------------
                                                   December 27, 1998   March 31, 1998
     --------------------------------------------------------------------------------
       Employee benefits and insurance                   26,385            29,196
       Legal accruals                                    11,502            21,495
       Other accruals                                    22,027            21,523
     --------------------------------------------------------------------------------
       Other accrued liabilities-current                 59,914            72,214
     ================================================================================

       Environmental remediation liability               16,740            17,264
       Deferred tax liability                            19,499            19,499
       Other long-term                                     --                 571
     --------------------------------------------------------------------------------
       Other long-term liabilities                       36,239            37,334
     ================================================================================

     The decrease in legal accruals since March 31, 1998 is reflective of payments made during the nine-month period ended December 27, 1998, for legal settlements agreed to (and reserved for) in previous periods, including the $4.5 million installment paid in April 1998 in connection with the Accudyne "qui-tam" settlement (reached in June 1995) and payments totaling $6.5 million in satisfaction of the liabilities associated with two other qui-tam issues previously settled. See Note 6 for further discussion of legal settlements.

4. Alternative minimum taxes of $1.4 and $2.1 million were paid during the nine-month period ended December 27, 1998 and December 28, 1997, respectively. The effective income tax rate of 15 percent on continuing operations in the current nine-month period reflects recognition and utilization of $8.0 million of available federal and state loss carryforwards (net) for tax purposes.

5. On December 15, 1998, the Company completed the repurchase of 1.7 million shares of its common stock at a price of $77 per share, or approximately $130 million in total. The repurchase occurred via the terms and conditions of a modified "Dutch auction" tender offer (Dutch auction), and was financed under the Company's new bank credit facility.

     In connection with the completion of the Dutch auction, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.1 million shares of its common stock. Any repurchases made under this repurchase plan would be subject to market conditions and the Company's compliance with its debt covenants. As of December 27, 1998, the Company's debt covenants permit the Company to expend up to $90 million specifically in connection with future share repurchases. Additionally, the Company may make "restricted payments" (as defined in the Company's debt covenants) of up to an additional $50 million, which among other items, would allow payments for further stock repurchases (over and above the aforementioned $90 million). While it is currently the Company's intention to make stock repurchases under this program, there can be no assurance that the Company will purchase all or any portion of the remaining shares, or as to the timing or terms thereof. As of December 27, 1998, minor repurchases have been made under the plan, aggregating less than $.2 million.

     On October 24, 1997, the Company entered into an agreement with Hercules Incorporated (Hercules) providing for the disposition of the 3.86 million shares of Alliant common stock then held by Hercules. The shares represented the stock issued by the Company in connection with the March 15, 1995 acquisition of the Hercules Aerospace Company operations from Hercules (Aerospace acquisition). Under the agreement with Hercules (the "Hercules repurchase"), during the quarter ended December 28, 1997 the Company registered for public offering approximately 2.78 million shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering nor did the Company receive any proceeds from the offering. The remaining 1.1 million shares held by Hercules became subject to a put/call arrangement under which Hercules could require the Company to purchase the shares in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The Company could likewise require Hercules to sell the shares to the Company in four equal installments during each of the four calendar quarters of 1998. The price for shares purchased under the put/call arrangement was equal to the per-share net proceeds realized by Hercules in the secondary public offering, $55.32. In late fiscal 1998, the Company did repurchase the first installment of 271,000 shares, for approximately $15 million. In May, August, and November of 1998, respectively, the Company repurchased the remaining installments of 271,000 shares, each for approximately $15 million.

     During early fiscal 1998, the Company completed a $50 million stock repurchase program started in fiscal 1996. In connection with that program, the Company made repurchases in the nine-months ended December 28, 1997 of approximately 140,000 shares, for approximately $6.0 million.

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

     Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the acquired operations will be assumed by the Company except for a few specific lawsuits and disputes including two specific qui-tam lawsuits. Under terms of the purchase agreement with Hercules, the Company's maximum combined settlement liability for both of these qui tam matters was approximately $4 million, which the Company had fully reserved. On May 15, 1998, Hercules announced that it had agreed to a settlement in the first qui tam lawsuit which has since been approved by the court. Therefore, in July, 1998 the Company paid $4 million in full satisfaction of its liability related to these matters.

     In March, 1997 the Company received a partially unsealed complaint, in a qui tam action by four former employees (the "Relators") alleging labor mischarging to the Intermediate Nuclear Force (INF) contract, and other contracts. Damages are not specified in this civil suit. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the Aerospace acquisition purchase agreement. In March 1998, the Company and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with Relators' attorney's fees of $150 thousand each, which was paid in April 1998. The Department of Justice declined to intervene in the remaining portion of the complaint. On October 16, 1998 the Company and Hercules settled with the Relators all remaining issues in this action by agreeing to each pay $575 thousand, subject to court approval. On January 21, 1999, the court approved the settlement and entered judgment dismissing the case, subject to the right of the Department of Justice to appeal such approval and dismissal.

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

     During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advice from its counsel, maintains that the option exercise was invalid and has therefore not performed on the option. The Company is currently appealing the validity of the option to the United States Court of Appeals, based on the Company's continued belief that such exercise was invalid. In late December 1997, the Company was informed by the customer that the Company was being terminated for default on the contract option. The Company expects the appeals process to conclude in calendar 1999. Depending on the outcome of the appeal, which will drive the outcome of the termination for default, management currently estimates that the range of possible adverse impact to the Company's future operating earnings is from $0-$4 million, in total.

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

     The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At December 27, 1998, the accrued liability for environmental remediation of $31.3 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $9.6 million, representing the present value of those reimbursements at December 27, 1998. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations, acquired from Hercules in March, 1995, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified, prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at December 27, 1998 (in millions):

                                                      Accrued Environmental    Environmental Costs -
                                                            Liability         Reimbursement Receivable
      ------------------------------------------------------------------------------------------------
      Amounts (Payable)/Receivable                       $ (40.4)                    $  12.4
      Unamortized Discount                                   9.1                        (2.8)
      ------------------------------------------------------------------------------------------------
      Present Value Amounts
               (Payable)/Receivable                      $ (31.3)                    $   9.6
      ================================================================================================

     At December 27, 1998, the estimated discounted range of reasonably possible costs of environmental remediation is between $31 and $49 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

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

7. Interest paid during the nine-month periods ended December 27, 1998 and December 28, 1997 totalled $14.3 and $16.3 million, respectively.

     In late fiscal 1998, the Company entered into treasury rate-lock agreements to hedge against increases in market interest rates on the anticipated refinancing of its debt. In connection with completing the refinancing of its debt (see footnotes 1 and 2) during the third quarter of fiscal 1999, these treasury rate-locks have been converted into interest rate swaps having a total notional amount of $200 million. Of this total, swaps having a $100 million notional amount have 6 year terms and swap interest rates of between 6.32 and 6.55 percent (6.43% average). The remaining swap has a $100 million notional amount, a swap interest rate of 6.1 percent, and is effective for 10 years, with a bank cancellation option at 5 years.

8. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which requires companies to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS that were previously required. The Company adopted the provisions of SFAS 128 during fiscal 1998, as required under the Statement. Accordingly, the financial statements have been reported consistent with the requirements of SFAS 128.

     Basic EPS is computed based upon the weighted average number of common shares outstanding for each period presented. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of redeemable common stock (see Note 5) and stock options outstanding during each period presented, which, if exercised, would have a dilutive effect on EPS. The diluted EPS calculation results in the same EPS that the Company has historically reported as fully diluted.

     In computing EPS for the three and nine month periods ended December 27, 1998 and December 28, 1997, net income as reported for each respective period, is divided by:

                                                          Three-Months Ended                    Nine-Months Ended
                                               ----------------------------------   -------------------------------------
                                                 Dec. 27, 1998      Dec. 28, 1997     Dec. 27, 1998      Dec. 28, 1997
  -----------------------------------------------------------------------------------------------------------------------
  Basic EPS:
  - Average Shares Outstanding                        12,047             13,155             12,419            13,067
  =======================================================================================================================

  Diluted EPS:

  - Average Shares Outstanding                        12,047             13,155             12,419            13,067
  - Dilutive effect of options and                       339                384                321               376
     redeemable common shares
  -----------------------------------------------------------------------------------------------------------------------

  Diluted EPS Shares Outstanding                      12,386             13,539             12,740            13,443
  =======================================================================================================================

     For the three-month period ended December 28, 1997, 1,084,000 common shares, which were subject to the put/call agreement with Hercules (see
     Note 5) were not included in the calculation of diluted EPS, as inclusion of those redeemable shares would have been anti-dilutive. There were no anti-dilutive securities for the three or nine month periods ended December 27, 1998, or for the nine-month period ended December 28, 1997.

9. Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at date of acquisition and is being amortized on a straight-line basis over periods of 25 to 40 years. The recoverability of the carrying value of goodwill is periodically evaluated by comparison of the carrying value of the underlying assets which gave rise to the goodwill (including the carrying value of the goodwill itself) with the estimated future undiscounted cash flows from the related operations. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset based on discounted estimated future cash flows. To date, management has determined that no impairment exists.

10. Certain reclassifications have been made to the fiscal 1998 financial statements, as previously reported, to conform to the current classification. These reclassifications did not affect the net income from operations, as previously reported.

11. The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three and nine month periods ended December 27, 1998, and December 28, 1997. The Company's accounting policies are described in the notes to financial statements in its fiscal 1998 Annual Report on Form 10-K.

12. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which requires businesses to disclose comprehensive income and its components in the Company's general-purpose financial statements. Effective April 1, 1998, the Company adopted SFAS No. 130. The Company's net income (as reported) is identical to its "comprehensive income", as defined by SFAS 130, for the three and nine month periods ended December 27, 1998, and December 28, 1997, respectively.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales

Sales for the quarter ended December 27, 1998 totaled $274.4 million, an increase of $5.2 million compared to $269.2 million for the comparable quarter in the prior year. Conventional Munitions Group sales were $110.0 million for the current year quarter, compared to $111.8 million in the comparable quarter of the prior year. Space and Strategic Systems Group sales were $97.8 million for the current year quarter, an increase of $4.9 million, or 5.3 percent, compared to $92.9 million in the comparable quarter of the prior year. The increase is attributable to higher propulsion sales, up $12.1 million compared to the comparable quarter of the prior year, primarily on the Titan and Delta space propulsion programs. These propulsion sales increases were partially offset by an $8.1 million decrease in composite structures sales on the substantial completion of the X-33 contract for the development and sub-assembly of liquid hydrogen fuel tanks for the next-generation Space Shuttle. Defense Systems Group sales were $69.4 million for the current year quarter, an increase of $4.6 million, or 7.1 percent, compared to $64.8 million in the comparable quarter of the prior year. The increase was primarily attributable to the timing of deliveries on anti-tank munition programs.

Sales for the nine-month period ended December 27, 1998 totaled $789.8 million, compared to $787.8 million for the comparable period of the prior year. Conventional Munitions Group sales for the nine-month period ended December 27, 1998 were $349.6 million, an increase of $4.6 million, or 1.3 percent, compared to $345.0 million for the comparable period of the prior year. Space and Strategic Systems Group sales for the nine-month period ended December 27, 1998 were $292.0 million, an increase of $25.1 million, or 9.4 percent, compared to $266.9 million for the comparable period of the prior year. The increase is attributable to higher propulsion sales, up $52.1 million compared to the comparable period of the prior year, primarily on the Titan and Delta space propulsion programs. These propulsion sales increases were partially offset by a $27.1 million decrease in composite structures sales due to the substantial completion of the X-33 development contract. Defense Systems Group sales for the nine-month period ended December 27, 1998 were $152.5 million, a decrease of $19.0 million, or 11.1 percent, compared to $171.5 million for the comparable period of the prior year. The decrease is primarily attributable to the substantial completion of the Outrider (TM) Unmanned Aerial Vehicle development program.

Company sales for fiscal 1999 are expected to be approximately $1.1 billion.

Gross Margin

The Company's gross margin in the quarter ended December 27, 1998, was $48.4 million or 17.6 percent of sales, compared to $48.1 million, or 17.9 percent of sales for the comparable quarter of the prior year. The slight decrease in margin for the current quarter was due to a combination of sales mix and timing. Gross margin for the nine-month period ended December 27, 1998, totaled $139.0 million, or 17.6 percent of sales, compared to $137.6 million, or 17.5 percent of sales for the comparable period of the prior year. Gross margin in the current year nine-month period improved slightly, as a percent of sales, due to higher award fees on space propulsion systems programs.

Fiscal 1999 gross margin, as a percent of sales, is expected to be in the 17.5 -
18.0 percent range.

Operating Expenses

The Company's operating expenses for the quarter ended December 27, 1998, totaled $22.4 million, or 8.2 percent of sales, compared to $24.0 million, or
8.9 percent of sales for the comparable quarter of the prior year. The decrease in current year operating expenses is due primarily to decreases in selling and research and development expenses incurred, compared to the comparable quarter of the prior year, due to timing of expenses in the prior year on program pursuits, including the Company's pursuit of the Intercontinental Ballistic Missile (ICBM) Prime Integration Program. These cost decreases were partially offset by increased legal expenses in the current year (see discussion of ongoing legal matters in Contingencies, below).

Operating expenses for the nine-month period ended December 27, 1998 totaled $64.7 million, or 8.2 percent of sales, compared to $70.0 million, or 8.9 percent of sales for the comparable period of the prior year. The decrease in current year expenses is due to decreases in selling and research and development expenses, primarily driven by the absence of approximately $6.9 million of selling expenses incurred on the ICBM pursuit in the comparable period of the prior year, offset partially by higher legal expenses incurred in the current year period.

Fiscal 1999 operating expenses, as a percent of sales, are expected to be approximately 8.5 percent.

Interest Expense

The Company's interest expense for the quarter ended December 27, 1998 was $5.2 million, a decrease of $1.7 million compared to $6.9 million for the comparable quarter in the prior year. Interest expense for the nine-month period ended December 27, 1998 was $16.1 million, a decrease of $5.8 million compared to interest expense of $21.9 million for the comparable period of the prior year. The large decrease in the current year expense was driven by significantly reduced average level of borrowings outstanding in the current year periods, as well as lower interest rates, as compared to the comparable periods of the prior year.

Interest Income

Interest income for the quarter ended December 27, 1998, was $.5 million, compared to $.8 million for the comparable quarter of the prior year, a decrease of $.3 million. Interest income for the nine-month period ended December 27, 1998 was $1.2 million, a decrease of $1.5 million, compared to $2.7 million for the comparable period of the prior year. The decrease in interest income in the current year periods is driven by the absence of interest income earned on higher average cash balances in the comparable periods of the prior year. Cash balances during the prior year periods included approximately $40.0 million in proceeds from the Company's February, 1997 sale of its former Marine Systems Group. These proceeds were used late in fiscal 1998 to pre-pay a portion of the Company's outstanding long-term debt.

Income Taxes

The three and nine-month periods ended December 27, 1998, reflect an effective income tax rate of 15 percent. The three and nine month periods ended December 28, 1997, reflect an effective income tax rate of 0 percent. These tax rates differ from statutory tax rates due to the partial recognition of available tax-loss carryforwards. Recognition of such carryforwards is expected to continue to reduce future tax expense. It is currently expected that required payments for taxes in fiscal 1999 will also be reduced due to the aforementioned tax-loss carryforwards. However, the Company may be subject to the provisions of the Alternative Minimum Tax (AMT), in which case tax payments could be required. To the extent that AMT is required to be paid currently, the resulting deferred tax asset can be carried forward indefinitely, and can be recovered via reductions in tax payments on future taxable income.

Extraordinary Loss

In connection with the Company's September, 1998 early extinguishment of its Senior Subordinated Notes and the refinancing of its bank borrowings in November, 1998, the Company incurred extraordinary charges for the early extinguishment of debt, totalling $16.3 million, for the nine-month period ending December 27, 1998. The extraordinary charge includes charges associated with the Company's September 16, 1998, completion of the tender offer and consent solicitation relating to its then outstanding $150 million 11.75 percent Senior Subordinated Notes which were due March 1, 2003 (the "Notes"). Under the tender offer (the "Offer"), the Company accepted all validly tendered Notes for payment under the Offer, and accordingly paid approximately $153 million to purchase the Notes from noteholders holding approximately $140 million principal amount of the Notes. In conjunction with the early extinguishment of the Notes, the Company also refinanced its bank borrowings under a new bank credit facility on November 23, 1998. See "Liquidity, Capital Resources and Financial Condition" below, for further discussion of the new bank credit facility. In connection with these early extinguishments of debt, the Company recorded a $19.2 million extraordinary charge ($16.3 million, after the tax benefit of $2.9 million), which is comprised of the $13.2 million cash premium paid to acquire the Notes, as well as the write-off of approximately $6.0 million representing the unamortized portion of the debt issuance costs associated with the original borrowings.

Net Income

Net income reported for the quarter ended December 27, 1998, was $16.4 million, a decrease of $1.7 million, compared to net income of $18.0 million for the comparable quarter of the prior year. The decrease was driven by the $1.7 million extraordinary loss on the early extinguishment of debt, and by $3.2 million of higher tax expense in the quarter, offset partially by lower operating expenses and interest expenses in the current year period. Net income for the nine-month period ended December 27, 1998 was $34.2 million, a decrease of $14.4 million, compared to net income of $48.6 million for the prior year period. The decrease was driven by the $16.3 million extraordinary loss on the early extinguishment of debt, and $8.9 million of higher tax expense in the current year period, offset partially by reduced operating and interest expenses in the current year.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash provided by operations totaled $29.1 million for the nine months ended December 27, 1998, an increase in cash provided of $23.7 million, when compared with cash provided by operations of

$5.4 million in the comparable period of the prior year. The increased level of cash provided by operations in the current year period resulted from a combination of factors, the most significant of which included lower spending on restructuring and facility consolidation activities, as these activities are now substantially complete, and improved profitability (before the extraordinary loss on early extinguishment of debt) for the nine-months ended December 27, 1998, as compared to the comparable period of the prior year. Cash usage for the nine months ended December 27, 1998, also included approximately $13 million in payments for legal settlements settled and accrued in prior years. See "Contingencies" below.

Cash used by investing activities for the nine-month period ended December 27, 1998, was $28.3 million, a $12.1 million increase in cash used, compared to cash used by investing activities of $16.2 million in the comparable period of the prior year. This difference primarily represented increased capital expenditures in the current year. The Company currently expects capital expenditures to be approximately $40 million for fiscal 1999. This represents a significant increase in capital spending relative to fiscal 1998. The increased planned expenditures are primarily the result of facilitization costs required to prepare for significant expected growth in the space propulsion business. This business increase is primarily associated with orders received from Boeing in fiscal 1999, totaling approximately $750 million ($1.7 billion if additional options exercised), for the production related to solid rocket boosters and composite structures for the Delta Space Launch Vehicle family. Planned expenditures also include facilitization spending associated with moving the Company's Joliet, Illinois operations to the Radford Army Ammunition Plant in Virginia, and capital spending relating to an electronic fuze business acquired in fiscal 1998.

On November 23, 1998, the Company entered into a new $650 million bank credit facility (the facility). The facility, which refinanced the Company's previously existing bank credit facility, has a six-year term and consists of term-debt credit facilities totalling up to $400 million, and a revolving credit facility of $250 million. Interest charges under the new facility are primarily at the London Inter-Bank Offering Rate (LIBOR), plus 2.25 percent (which totalled 7.3 percent at December 27, 1998), and will be subject to change in the future, as changes occur in market conditions and in the Company's financial performance. Borrowings under the facility are subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and restricted payments). Fees associated with the refinancing were approximately $9 million. These costs are classified in "Other Assets and Deferred Charges", and are being amortized to interest expense over the six-year term of the facility.

At December 27, 1998, the Company had borrowings of $20.0 million against its $250 million bank revolving credit facility. Additionally, the Company had outstanding letters of credit of $31.4 million, which further reduced amounts available on the revolving facility to $198.6 million at December 27, 1998. Scheduled minimum loan repayments on the Company's outstanding long-term debt are as follows: fiscal 1999, $0; fiscal 2000, $36.5 million; fiscal 2001, $49.5 million; fiscal 2002, $61.0 million; fiscal 2003, $71.2 million; fiscal 2004, $61.0 million, and thereafter, $61.0 million.

The Company's total debt (current portion of debt and long-term debt) as a percentage of total capitalization increased to 74 percent on December 27, 1998, from 43 percent on March 31, 1998. This increase reflects higher total debt, up $161.5 million, which primarily reflects the borrowings required to fund the Company's purchases of its common stock in fiscal 1999.

During the nine months ended December 27, 1998, the Company repurchased a total of 2.3 million shares, at a cost of $175.6 million. These repurchases were primarily made under terms of the Company's "Dutch auction" and the completion of the Hercules repurchase, as described below.

On December 15, 1998, the Company completed the repurchase of 1.7 million shares of its common stock at a price of $77 per share, or approximately $130 million in total. The repurchase occurred via the terms and conditions of a modified "Dutch auction" tender offer (Dutch auction), and was financed under the Company's new bank credit facility.

In connection with the completion of the Dutch auction, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.1 million shares of its common stock. Any repurchases made under this plan would be subject to market conditions and the Company's compliance with its debt covenants. As of December 27, 1998, the Company's debt covenants permit the Company to expend up to $90 million specifically in connection with future share repurchases. Additionally, the Company may make "restricted payments" (as defined in the Company's debt covenants) of up to an additional $50 million, which among other items, would allow payments for further stock repurchases (over and above the aforementioned $90 million). While it is currently the Company's intention to make stock repurchases under this program, there can be no assurance that the Company will purchase all or any portion of the remaining shares, or as to the timing or terms thereof. As of December 27, 1998, minor repurchases have been made under the program, aggregating less than $.2 million.

On October 24, 1997, the Company entered into an agreement with Hercules Incorporated (Hercules) providing for the disposition of the 3.86 million shares of Alliant common stock then held by Hercules. The shares represented the stock issued by the Company in connection with the March 15, 1995 acquisition of the Hercules Aerospace Company operations from Hercules (Aerospace acquisition). Under the agreement with Hercules (the "Hercules repurchase"), during the quarter ended December 28, 1997 the Company registered for public offering approximately 2.78 million shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering nor did the Company receive any proceeds from the offering. The remaining 1.1 million shares held by Hercules became subject to a put/call arrangement under which Hercules could require the Company to purchase the shares in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The Company could likewise require Hercules to sell the shares to the Company in four equal installments during each of the four calendar quarters of 1998. The price for shares purchased under the put/call arrangement was equal to the per-share net proceeds realized by Hercules in the secondary public offering, $55.32. In late fiscal 1998, the Company did repurchase the first installment of 271,000 shares, for approximately $15 million. In May, August, and November of 1998, respectively, the Company repurchased the remaining installments of 271,000 shares, each for approximately $15 million.

During early fiscal 1998, the Company completed a $50 million stock repurchase program started in fiscal 1996. In connection with that program, the Company made repurchases in the nine-months ended December 28, 1997 of approximately 140,000 shares, for approximately $6.0 million.

Based on the financial condition of the Company at December 27, 1998, the Company believes that future operating cash flows, combined with existing cash balances and the availability of funding under its bank revolving credit facility, will be adequate to fund the future growth of the Company, as well as to service its long-term debt obligations.

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

Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the acquired operations will be assumed by the Company except for a few specific lawsuits and disputes including two specific qui-tam lawsuits. Under terms of the purchase agreement with Hercules, the Company's maximum combined settlement liability for both of these qui tam matters was approximately $4 million, which the Company had fully reserved. On May 15, 1998, Hercules announced that it had agreed to a settlement in the first qui tam lawsuit which has since been approved by the court. Therefore, in July, 1998 the Company paid $4 million in full satisfaction of its liability related to these matters.

In March, 1997 the Company received a partially unsealed complaint, in a qui tam action by four former employees (the "Relators") alleging labor mischarging to the Intermediate Nuclear Force (INF) contract, and other contracts. Damages are not specified in this civil suit. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the Aerospace acquisition purchase agreement. In March 1998, the Company and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with Relators' attorney's fees of $150 thousand each, which was paid in April 1998. The Department of Justice declined to intervene in the remaining portion of the complaint. On October 16, 1998 the Company and Hercules settled with the Relators all remaining issues in this action by agreeing to each pay $575 thousand, subject to court approval. On January 21, 1999, the court approved the settlement and entered judgment dismissing the case, subject to the right of the Department of Justice to appeal such approval and dismissal.

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

During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advice from its counsel, maintains that the option exercise was invalid and has therefore not performed on the option. The Company is currently appealing the validity of the option to the United States Court of Appeals, based on the Company's continued belief that such exercise was invalid. In late December 1997, the Company was informed by the customer that the Company was being terminated for default on the contract option. The Company expects the appeals process to conclude in calendar 1999. Depending on the outcome of the appeal, which will drive the outcome of the termination for default, management currently estimates that the range of possible adverse impact to the Company's future operating earnings is from $0-$4 million, in total.

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

The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At December 27, 1998, the accrued liability for environmental remediation of $31.3 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $9.6 million, representing the present value of those reimbursements at December 27, 1998. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations, acquired from Hercules in March, 1995, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified, prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at December 27, 1998 (in millions):

                                     Accrued Environmental         Environmental Costs -
                                           Liability              Reimbursement Receivable
     ---------------------------------------------------------------------------------------
     Amounts (Payable)/Receivable          $(40.4)                         $12.4
     Unamortized Discount                     9.1                           (2.8)
     ---------------------------------------------------------------------------------------
     Present Value Amounts
              (Payable)/Receivable         $(31.3)                          $9.6
     =======================================================================================

At December 27, 1998, the estimated discounted range of reasonably possible costs of environmental remediation is between $31 and $49 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

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

State of Readiness

The Year 2000 Plan, which encompasses both IT and non-IT systems, involves the following five-phase approach to the Year 2000 Issue, with the indicated timetable for completion of business critical items:

                                                                                     Timetable
   Phase                                  Activity                                 for Completion            Status
   -----                                  --------                                 --------------            ------
     1    Ensure Company-wide awareness of the Year 2000
          Issue...............................................................    September 30, 1997        Completed

     2    Assess the impact of the Year 2000 Issue on the Company, and conduct inventories, analyze systems, prioritize modification or replacement,
          and develop contingency plans.......................................    January 31, 1998          Completed

     3    Begin modification, replacement or elimination of selected platforms, applications, databases and utilities, and modify interfaces, as
          appropriate ........................................................    August 31, 1998           Completed

     4    Complete work begun in Phase 3, and test, verify and validate all
          systems.............................................................    Early 1999                Substantially
                                                                                                            Completed
     5    Implement modified or replaced platforms, applications, databases
          and utilities.......................................................    March 31, 1999            In-process


The Company is not aware of any problems reasonably likely to occur as a result of third party failures to address the Year 2000 Issue. Phase 3 activity involved a significant effort to identify supplier Year 2000 Issues, whereby all suppliers were prioritized and rated, and suppliers were requested to provide a Year 2000 Issue status on their products, operating systems, suppliers and facilities. Phase 4 activity encompasses supplier visits and phone interviews, final testing, and preparation for complete system implementation. Questionnaires continue to be utilized to secure additional information from suppliers on specific Year 2000 Issues. Phase 4 activities are substantially complete, except for specific items where validating actions have been rescheduled into mid-1999 to accommodate business requirements. Phase 5 activities are also underway. Critical actions and completion dates have been identified to ensure that no business critical system will pass its respective time-horizon-to-failure date.

The Company has utilized the services of two independent industry consultants to assist it in assessing the reliability of its risk and cost estimates.

Costs

The Company currently estimates that costs associated with modifying or replacing systems affected by the Year 2000 Issue, including the amounts expended in connection with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications as necessary, will be approximately $13 million, compared to the Company's normal, annual IT operating budget of approximately $30 million. These costs are being funded through cash flows from operations. Costs associated with incremental personnel costs, consulting, and hardware and software modification are being expensed as incurred. The costs of newly purchased hardware and software are being capitalized in accordance with normal policy. The majority of cost is expected to be incurred during fiscal year 1999, and approximately $8 million has been expended through December 27, 1998. Approximately 37% of the total amount ultimately expended is expected to be for systems modification, and the balance for systems replacement. There are no IT projects which the Company has had to delay due to the Year 2000 Issues that would have a material impact on the Company's results of operations or financial position. The Company continues to review its contractual obligations relative to the Year 2000 Issue, and currently believes that there are no such obligations that would have material impact to the Company's results of operations or its financial position.

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

Contingency Plans

It is the Company's understanding that the U.S. Government anticipates resolving the Year 2000 Issues affecting its payment system by March 1999, which will allow about 9 months for testing of the payment system. The Company is working with the Government payment office on a contingency plan that will accommodate a manual billing and payment process in the event the Year 2000 Issues affecting the Government payment system are not successfully resolved in a timely manner. A contingency plan has been established for all business critical Company systems identified as Year 2000 Issues as of August 31, 1998, and contingency plans have also been developed for certain critical suppliers, including identification of back-up supply sources, and consideration of the need to purchase additional critical supplies. Additionally, the Company will develop plans addressing the operation of its facilities during and immediately after the beginning of calendar 2000, to prepare for the possibility of major infrastructure failure (i.e., power system failure). All contingency plans will be subjected to further review following completion of Phase 4 of the Year 2000 Plan.

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

RISK FACTORS

Certain of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include those relating to fiscal 1999 sales, gross margin, operating expenses, tax payments and capital expenditures. Also included are statements relating to the realization of net deferred tax benefits, the repurchase of Company common stock, the funding of future growth, long-term debt repayment, environmental remediation costs and reimbursement prospects, the financial and operating impact of the resolution of environmental and litigation contingencies in general, resolution of the Cordant Technologies matter, the M117 and Explosive "D" contract terminations for default in particular, and the ultimate cost and impact of the Company's Year 2000 Issue compliance effort. Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Some of these risks and uncertainties are set forth in connection with the applicable statements. Additional risks and uncertainties include, but are not limited to, changes in government spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company's success in program pursuits, program performance, continued access to technical and capital resources, supply and availability of raw materials and components, timely compliance with the technical requirements of the Year 2000 Issue, including timely compliance by the Company's vendors and customers, and merger and acquisition activity within the industry. All forecasts and projections in this report are "forward-looking statements", and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

                          PART II -- OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

         The registrant has previously reported that, in March 1997 the registrant received a partially unsealed complaint, filed on an unknown date, in a qui tam action by four former employees ("Relators") alleging violations of the False Claims Act. The action has since been identified as United States of America ex rel. P. Robert Pratt and P. Robert Pratt, individually vs. Alliant Techsystems Inc. and Hercules Incorporated, which was filed in the United States District Court, Central District of California. The action alleges labor mischarging to the Intermediate Nuclear Force ("INF") contract and other contracts at the registrant's Bacchus Works facility in Magna, Utah, which was acquired as part of its acquisition of Hercules Aerospace Company ("HAC") from Hercules Incorporated ("Hercules"). Damages are not specified. The registrant and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the HAC Purchase Agreement. In March 1998, the registrant and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with Relators' attorney's fees of $150,000 each, which amounts were paid in April 1998. The Department of Justice has declined to intervene in the remaining portion of the complaint. On October 16, 1998, the registrant and Hercules settled with the Relators and agreed to pay $500,000 each, together with Relators' attorney's fees of $75,000 each, subject to Court approval. On January 21, 1999, the court approved the settlement and entered judgment dismissing the case, subject to the right of the Department of Justice to appeal such approval and dismissal.

     Incorporated herein by reference is note 6 of Notes to Financial Statements included in Item 1 of Part I of this report.

ITEM 5. OTHER INFORMATION

     Attached to this report as Exhibit 99 is a list of the registrant's directors and executive officers, as of the date of this report, which reflects the following changes since November 5, 1998: Deletion: Richard Schwartz, Director and Chairman of the Board. Addition: Paul David Miller, Director, Chairman of the Board and Chief Executive Officer. New titles: Peter A. Bukowick, Director, President and Chief Operating Officer; Charles H. Gauck, Vice President and Secretary; and Paul A. Ross, Senior Group Vice President - Space and Strategic Systems.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

            Exhibit No.                 Description of Exhibit
            -----------                 ----------------------

               4.1 Form of Amended and Restated Credit Agreement, dated as of November 23, 1998 between the registrant and The Chase Manhattan Bank

               4.2 Form of Credit Agreement, dated as of November 23, 1998, between the registrant and The Chase Manhattan Bank

               10.1 Compensation arrangement between the registrant and Paul
                    David Miller

               10.2 Form of Restricted Stock Agreement

               27   Financial Data Schedule

               99   Alliant Techsystems Inc. Directors and Executive Officers


     (b)  Reports on Form 8-K.

          During the quarterly period ended December 27, 1998, the registrant filed the following report on Form 8-K:

          Date of Report                           Items Reported
          --------------                           --------------

          November 24, 1998                  Item 5. Other Events
                                             Item 7(c). Exhibits

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ALLIANT TECHSYSTEMS INC.

Date: February 5, 1999                        By:  /s/ Charles H. Gauck
                                            Name:  Charles H. Gauck
                                           Title:  Secretary
                                                   (On behalf of the registrant)

Date: February 5, 1999                        By:  /s/ Scott S. Meyers
                                            Name:  Scott S. Meyers
                                           Title:  Vice President, Treasurer and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                            ALLIANT TECHSYSTEMS INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX

The following exhibits are filed herewith electronically or incorporated herein by reference. The applicable Securities and Exchange Commission File Number is 1-10582.


   Exhibit
   Number                              Description of Exhibit                                   Method of Filing
   ------                              ----------------------                                   ----------------
     4.1     Form of Amended and Restated Credit Agreement, dated as of November 23,
             1998, between the registrant and The Chase Manhattan Bank..............        Incorporated by reference from
                                                                                            Exhibit 9.(b)(2) to registrant's
                                                                                            Schedule 13E-4 dated November 30, 1998

     4.2     Form of Credit Agreement, dated as of November 23, 1998, between the
             registrant and The Chase Manhattan Bank................................        Incorporated by reference from
                                                                                            Exhibit 9.(b)(3) to registrant's
                                                                                            Schedule 13E-4 dated November 30, 1998


     10.1    Compensation arrangement between the registrant and Paul David Miller..         Filed herewith electronically


     10.2    Form of Restricted Stock Agreement.....................................         Filed herewith electronically


     27      Financial Data Schedule................................................         Filed herewith electronically


     99      Alliant Techsystems Inc. Directors and Executive Officers..............         Filed herewith electronically

