Form 10-K405
period 1999-03-31
ALLIANT TECHSYSTEMS INC
filed 1999-06-28
CIK 866121

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 1999  or
                           --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.


                        Commission file number  1-10582
                                                -------

                           Alliant Techsystems Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                                  41-1672694
-------------------------------                         -----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer Identification No.)
incorporation or organization)


         600 Second Street N.E., Hopkins, Minnesota         55343-8384
     -------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code  (612) 931-6000
                                                    --------------

          Securities registered pursuant to Section 12(b) of the Act:


                                           Name of each exchange
          Title of each class               on which registered
        -----------------------           -----------------------

  Common Stock, par value $.01             New York Stock Exchange

  Preferred Stock Purchase Rights          New York Stock Exchange


      Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No ___
                                        ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 31, 1999, 10,227,721 shares of the registrant's voting common stock were outstanding (excluding 3,635,892 treasury shares). The aggregate market value of such stock held by non-affiliates of the registrant on such date was approximately $848.3 million.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to stockholders for the fiscal year ended March 31, 1999 are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement for the 1999 Annual Meeting of stockholders are incorporated by reference into Part III.

                                    PART I

ITEM 1. BUSINESS

(a)  General Development of Business

     Alliant Techsystems Inc., which is sometimes called the Company or the Registrant in this report, was incorporated as a Delaware corporation and a wholly owned subsidiary of Honeywell Inc. on May 2, 1990. The Company was formed by Honeywell in connection with Honeywell's plan to spin off to its stockholders the following Honeywell business operations: Defense and Marine Systems Business, Test Instruments Division, and Signal Analysis Center. The spin-off became effective on September 28, 1990, when Honeywell transferred to the Company substantially all of the assets and liabilities of these businesses. Honeywell also distributed to its stockholders one share of the Company's Common Stock for every four shares of Honeywell Common Stock they held on October 9, 1990, which was the record date for the spin-off. As a result of the spin-off, 100% of the Company's Common Stock was distributed to Honeywell's stockholders on a pro rata basis.

     In January 1991, the Company changed its fiscal year end from December 31 to March 31, starting with the fiscal year that began April 1, 1991 and ended March 31, 1992.

     In December 1992, the Company sold the Test Instruments Division (which had been renamed Metrum Information Storage).

     In October 1993, the Company acquired Accudyne Corporation and Kilgore Corporation, and in November 1993, the Company acquired Ferrulmatic, Inc. Each of these acquisitions was accounted for as a purchase, and the financial statements included in this report include the acquired companies' assets and liabilities and their results of operations since the date they were acquired. On March 31, 1994, Accudyne, Kilgore and Ferrulmatic were merged into the Company.

     In March 1995, the Company acquired certain assets and operations of the Hercules Aerospace Company division of Hercules Incorporated. The acquisition of Hercules Aerospace Company was accounted for as a purchase, and the financial statements included in this report include the acquired operations' assets and liabilities and their results of operations since the date they were acquired.

     In March 1996, Company management, after evaluating its strategic plans for the future, elected to discontinue its role as an owner of foreign demilitarization businesses located in the former Soviet republics of Ukraine and Belarus. The Company subsequently completed its withdrawal from its Belarus joint venture. The Company has been unsuccessful in its attempts to sell its interest in the Ukraine joint venture. As a result, the Company has begun the process of removing and salvaging assets.

     In February 1997 the Company sold its Marine Systems Group. The financial statements included in this report account for this former business as a discontinued operation.

     The Company's principal executive offices are located at 600 Second Street N.E., Hopkins, Minnesota 55343-8384 (telephone number: (612) 931-6000).

     Some of the information that must be included in this report is incorporated by reference from the Company's most recent annual report to stockholders, which is called the Annual Report. The Annual Report is for the fiscal year ended March 31, 1999, which is called fiscal year 1999 or fiscal 1999.

(b)  Financial Information About Industry Segments

     The Company's business is conducted in three industry segments: Aerospace, Conventional Munitions and Defense Systems. Incorporated by reference are the following portions of the Annual Report:


                                                        Page Number(s)
Portion of Annual Report                                in Annual Report

Note 18 of Notes to Financial Statements...............     48-49


(c)  Narrative Description of Business


General

     During fiscal year 1999, the Company conducted its business through three business groups: Conventional Munitions, Defense Systems, and Space and Strategic Systems. The Company has since realigned its business operations into a number of separate legal entities that are listed on Exhibit 21 to this report. These legal entities are grouped under holding companies corresponding to the Company's three business operating segments: Aerospace, Conventional Munitions, and Defense Systems. The Company realigned its business operations in this manner in order to enhance operational, financial and strategic effectiveness, to encourage ownership and an entrepreneurial spirit among employees, and to create a stronger market identity for each of the businesses. The following description of the Company's business reflects this new realigned business structure.


     Many of the Company's products and programs are customarily referred to by customers or in the marketplace by acronyms. Many of these acronyms are included in this report (in parenthesis following the product or program name) for the convenience of subsequent reference, and for the benefit of readers who may be more familiar with the acronyms than with the actual product or program names.

                                   Aerospace

     Aerospace designs and produces solid rocket propulsion systems for space launch vehicles and strategic missile systems, and composite structures for space launch vehicles, reusable launch vehicles, aircraft, spacecraft, missiles and other applications. Operations are conducted through Alliant Aerospace Company and Alliant Southern Composites Company, which operate in four business areas: space propulsion, strategic propulsion, composites structures and space structures.

     Space Propulsion. The space propulsion business represents the largest portion of the Aerospace sales base and includes a broad product portfolio encompassing all vehicle payload classes (small to heavy lift). The Company is presently producing solid propulsion systems for Titan IVB, Delta II, Delta III, Delta IV, Pegasus(R), and Taurus(R) launch vehicles.

     The Company produces the Titan Solid Rocket Motor Upgrade (SRMU) space booster for Lockheed Martin Corporation. The SRMU serves as the strap-on propulsion system (two per vehicle) for the U.S. Air Force upgraded Titan IVB heavy-lift launch vehicle. The Company also has a contract for Titan launch operations support which extends into 2002.

     The Company produces all of the solid strap-on boosters for The Boeing Company's Delta launch vehicle family. Delta II is a medium-lift expendable launch vehicle developed for both government and commercial applications. The Delta II launch vehicle family employs GEM-40's (graphite epoxy motor - 40 inch diameter) in multiple configurations using three, four or nine motors. The Company is now also producing, under contract to Boeing, a larger strap-on GEM-46 booster for the new, enhanced medium-lift Delta III expendable launch vehicle. Each Delta III launch vehicle employs nine solid strap-on boosters. During fiscal year 1999, Boeing awarded the Company additional production quantities for both GEM-40 and GEM-46. During fiscal year 1999, Boeing also awarded the Company a contract to develop and produce a new, even larger GEM-60 booster to be used with versions of the new Delta IV expendable launch vehicle. Delta IV M+ vehicle configurations will employ two or four of these GEM-60 solid strap-on boosters.

     During fiscal year 1999, the Company was awarded a contract to develop and produce a vectorable version of the Delta II GEM-40 booster for use as the first stage of the National Missile Defense (NMD) ground-based interceptor. The Company is under contract to Boeing, the lead system integrator, for the current developmental program phase. No decision has yet been made regarding future deployment and production.

     The Pegasus(R) air launched vehicle is used to deploy small U.S. Government, foreign government and commercial payloads. Each vehicle contains three solid propulsion stages, all of which are produced by the Company for Orbital Sciences Corporation. The Pegasus(R) motors are also used as upper stages on Orbital Sciences' Taurus(R) ground launched vehicle. This vehicle is also used to deploy small U.S. Government and commercial payloads. The Company is under contract to Orbital Sciences for quantities of Pegasus(R) and Taurus(R) motors that will extend production into 2000.

     Strategic Propulsion. The strategic propulsion business, which now consists of one large production program and various operational service contracts, has been involved with substantially all of the land and sea based strategic propulsion systems since their inception. Currently, the principal strategic propulsion production program is Trident II (D5), a submarine-launched intercontinental ballistic missile composed of three solid propulsion stages. The Company, through a joint venture with the Thiokol Propulsion unit of Cordant Technologies Inc., developed and produced the first and second propulsion stages of the Trident II (D5) missile under a contract with Lockheed Martin Corporation. In 1997, the joint venture completed the qualification process to also produce the third stage of the missile. In addition to the Trident II production contract, the Company has contracts with Lockheed Martin to support both the U.S.

Navy's existing fleet of Trident I (C4) missiles and the operational D5 units. The Company developed and produced the Peacekeeper third stage motor for the U.S. Air Force, and provides some continuing aging and surveillance services support to the missile system. The Company also continues to provide surveillance services to the U. S. Air Force for Minuteman II third stage motors it previously produced.

     Composite Structures. The composite structures business designs and fabricates a broad range of structures from carbon/carbon, graphite, aramid, and glass fiber reinforced composite materials. Target markets include both government and commercial users, with a wide variety of applications and structure sizes. Key programs are concentrated primarily in the commercial and government aircraft structures, space launch vehicle structures and liquid propulsion tank segments. The Company is under contract to Lockheed Martin to develop composite cryogenic liquid hydrogen fuel tanks for the NASA X-33 Phase II reusable launch vehicle.

     In fiscal year 1999, the Company received a contract from Boeing to produce composite structures for its new Delta IV family of expendable launch vehicles. The structures include the EELV/Delta IV common booster core nose cones, interstages and other large vehicle structures.

     In fiscal year 1999 the Company received a contract to develop and produce fuselage skins for the BA609 commercial tilt-rotor aircraft. The Company is also under contract to produce a counterbalance mechanism for the C-17 transport aircraft and the composite door springs for Boeing's 767 aircraft. Other programs and opportunities include additional aircraft and engine structures, other components and assemblies for missiles, military land vehicles, and various structures for reusable and expendable launch vehicles.

     Space Structures. The space structures business designs and fabricates composite structures components and assemblies for commercial, civil and military satellites. Products include instrument benches and dimensionally stable assemblies, antennae and reflector assemblies, spacecraft bus structures, and other component parts.

     During fiscal year 1999, the Company opened a new large composite structures manufacturing facility in Iuka, Mississippi. Other Aerospace operations are conducted in Magna and Clearfield, Utah.


                            Conventional Munitions

     Conventional Munitions designs, develops and supplies medium caliber ammunition, tank ammunition, munition propellants, commercial gun powders, solid rocket propulsion systems, flares, warheads, and composite structures for the U.S. and allied governments as well as for commercial applications. Operations are conducted through Alliant Conventional Munitions, Alliant Ammunition and Powder Company, Alliant Missile Products Company and Alliant Kilgore Flares Company.

     Alliant Conventional Munitions. Alliant Conventional Munitions designs, develops and supplies medium caliber ammunition and tank ammunition.

     The Company is a leading supplier of medium caliber ammunition and fuzes. Production programs include 25mm Bushmaster rounds for the U.S. Army's Bradley Fighting Vehicle, the

Marine Corps' Light Armored Vehicle, the U.S. Navy's shipboard defense systems, and platforms of U.S. allies; the PGU-32 25mm round for the AV-8B aircraft; the PGU-38 25mm enhanced combat rounds for the U.S. Air Force's AC-130 gunship; Lightweight 30mm ammunition for the Apache helicopter; and the GAU-8/A 30mm family of armor-piercing, high-explosive incendiary, and target practice rounds currently used by the U.S. Air Force's A-10 aircraft and planned for use on the Marine Corps' new Advanced Amphibious Assault Vehicle. Development efforts include improving the performance of medium caliber ammunition for the advanced threats of the future. The Company is also the sole source producer of the M758/M759 fuze for medium caliber ammunition.

     In the tank ammunition area, the Company produces and develops tactical and training tank rounds which are used for the M1A1/M1A2 Abrams tanks of the U.S. Army, Army Reserve, National Guard, Marine Corps, and U.S. allies. Such rounds include the M830A1 multi-purpose round and the M831A1 and M865 training rounds. The Company is the sole producer of the M830A1 multi-purpose round. The Company is one of two suppliers to the U.S. Government for the M831A1 and M865 training rounds. The Company is currently under contract to the U.S. Army to develop the M829E3 advanced kinetic-energy rounds for future threats.


     Alliant Conventional Munitions operations are conducted in Hopkins, Elk River and New Brighton, Minnesota, Totowa, New Jersey, and Wilmington, Illinois.


     Alliant Ammunition and Powder Company. Alliant Ammunition and Powder Company designs, develops and manufactures solid extruded propellant for ammunition and rockets for the U.S. and foreign military services. It also performs load, assemble and pack of medium caliber ammunition. Through New River Energetics, Inc., a wholly owned subsidiary, it also manufactures and commercially markets gun powders for both reloaders and manufacturers of sporting ammunition.

     Primary propellant production programs include propellants for multiple training and war reserve 120mm tank rounds, artillery propelling charges, and 25mm and 30mm ammunition. The Company is also the sole source supplier of Mk90 propellant grains for use in the HYDRA 70 rocket and launch motors for the TOW II missile.

     In addition to the military programs, the Company produces a wide range of commercial gun powders and has activated stand-by military capacity for commercial chemical commodity sales.

     Propellant development opportunities being pursued include improved smokeless gun powder, and modular charges for advanced artillery systems.

     Alliant Ammunition and Powder Company operations are conducted at the Radford Army Ammunition Plant in Radford, Virginia, which is also the U. S. Army's Group Technology Center for propellant development and production. The Company has also been actively involved in relocating Company operations and several unrelated commercial businesses onto the Radford facility under the Armament Retooling and Manufacturing Support Act (ARMS) initiative. The Company also manages the Sunflower Army Ammunition Plant in DeSoto, Kansas, where it seeks commercial tenants for the property and provides general plant management services, including maintenance or demolition of inactive facilities, security and fire protection.

     Alliant Missile Products Company. Alliant Missile Products Company develops and supplies solid propulsion systems and advanced warheads for various U.S. Department of Defense tactical weapons. Principal products include solid rocket motors, gas generators and tactical missile warheads for the U.S. Army, Navy and Air Force. It also develops and supplies high-strength, low-weight structures made of metals and composites for use in products such as missile launch tubes and critical parts for ammunition and military aircraft.



     Current production programs include propulsion systems for AMRAAM, Sidewinder, AGM-130, Sparrow, Sensor Fuzed Weapon (SFW), Hellfire II/Longbow, Maverick and TOW II. AMRAAM and SFW are its largest production programs. AGM-130 is an air-to-ground stand-off attack missile used by the U.S. Air Force. Boeing North American is the sole prime contractor for AGM-130 and the Company is the sole source propulsion supplier. The SFW system is presently in Full Rate Production and has become one of its largest programs. The Company is the sole source supplier on the SFW submunition propulsion deployment system. The Company has been the U.S. Army's primary supplier of flight motors for TOW II since the program's inception in 1981. Production programs in related areas include warheads for the Maverick, Hellfire, Longbow and AMRAAM missile systems, metal cases for the U.S. Army's Tactical Missile System (ATACMS) surface-to-surface missile, gas generators for the Trident II (D5) and Tomahawk Cruise missiles, composite launch tubes for the Army's Javelin anti-tank missile, and composite overwrapped pressure vessels for use on satellites.


     Major development programs include the propulsion systems for the Evolved Sea Sparrow Missile (ESSM), the AIM-9X Evolved Sidewinder, the AMRAAM Propulsion Enhancement Program (PEP), the Predator anti-tank system (Predator), and the advanced smart 120mm kinetic energy tank round (TERM-KE). The Company is co-developing the propulsion system for the ESSM program, which is a NATO program involving 13 nations. Raytheon Systems Company is the prime contractor. The prime contractor on Predator is Lockheed Martin Corporation, and the prime contractor on TERM-KE is Alliant Defense Electronics Systems, Inc., a Defense Systems operating company. The Company is the sole propulsion source on both Predator and TERM-KE. The Company is developing and producing composite structures for the F-22 fighter being developed by Lockheed Martin Corporation and the M829E3 advanced tank ammunition being developed by Alliant Ammunition and Powder Company. Other new business opportunities being pursued include the Standard Missile Second Stage and the Beyond Visual Range Air-to-Air Missile.


     In advanced warhead systems, the Company currently has contracts for the production of warheads for the Hellfire/Longbow and AMRAAM missiles, and a contract for the development of the Brimstone warhead.

     In January, 1999, the Company signed a product and strategic alliance agreement with Raytheon Company under which the Company will act as a preferred strategic supplier to Raytheon.

     Alliant Missile Products Company operations are conducted in Rocket Center, West Virginia.

     Alliant Kilgore Flares Company. The Alliant Kilgore Flares Company develops and produces infrared countermeasure flares, and a wide spectrum of pyrotechnic devices for the U.S. and foreign governments. It also makes pyrotechnics for various commercial activities.

     Kilgore is the world's leading supplier of infrared countermeasure products. Production programs include the MJU-7A/B, M206, MJU-10/B, MJU-32/B and MJU-38/B U.S. countermeasures. In addition, Kilgore-designed flare products, such as the 55mm KC-004/A flares, are routinely provided for export. Kilgore is currently manufacturing an Israeli flare design under a Foreign Military Funding contract. Kilgore has manufactured over six million infrared flares over the last decade. Kilgore was the original designer of the MJU-10/B and first sequenced version of the MJU-7 and 1x1 inch flares. Kilgore has patented a variety of advanced countermeasure designs. On-going development efforts include sole source supplier to Lockheed Martin Corporation for the infrared flares for the F-22 aircraft and performing development efforts for advanced flares for the U.S. Navy. Kilgore is also the only current producer of the MK 186 TORCH shipboard countermeasure.

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

     The Alliant Kilgore Flares Company operations are conducted in Toone, Tennessee.

                            Alliant Defense Systems

     Defense Systems designs, develops and supplies munitions, weapon systems, secure electronics, threat warning devices, unmanned aerial vehicles, fuzes and batteries for the U.S. and allied governments. Operations are conducted through Alliant Integrated Defense Company, Alliant Defense Electronics Systems, Inc., Alliant Precision Fuze Company and Alliant Power Sources Company.

     Alliant Integrated Defense Company. Alliant Integrated Defense Company develops and produces barrier and demolition munitions, weapons systems, SADARM and secure electronics.

     Barrier Systems. The Company is producing and developing advanced barrier systems for delivery from trucks, tracked vehicles and helicopters. Primary production programs are the Volcano system, a modular barrier system delivered from ground and air platforms, and Shielder, a Vehicle-Launched Smart Anti-tank Munition System, for which the Company is the system prime contractor to the U.K.'s Ministry of Defence. The Company is pursuing several other international opportunities in this area. In 1998 the Company won a competitive contract from the U. S. Army to develop the next generation barrier system. The objective of this Anti-Personnel Landmine Alternative (APL-A) program is to design and demonstrate an integrated barrier system with positive command and control capabilities as an alternative to current potentially indiscriminate land mines and mine fields. This will provide an increased measure of operational effectiveness and elimination of risks to friendly troops and civilians. The Company is producing the Selectable Lightweight Attack Munition (SLAM), a hand-emplaced anti-materiel munition with multiple activation modes for the U.S. Special Forces and the U.S. Army. The Company has developed the Penetration Augmentation Munition (PAM) for applications such as concrete bridge abutments, and the Fighting Position Excavator (Badger) for U.S. and international applications. The Badger allows the soldier to significantly reduce foxhole digging time while increasing safety and effectiveness.

     Weapon Systems. The Company is developing the Objective Individual Combat Weapon (OICW). OICW is a lightweight, shoulder-fired weapon designed to selectively replace the M16 rifle/M203 grenade launcher. The system consists of a combinatorial weapon, ballistic fire control system and thermal sight, and both a 20mm high explosive (HE) bursting munition with a remote autonomous fuze and a 5.56mm kinetic energy round. The Company is responsible for systems integration and development of the HE ammunition, and won the downselect phase of the contract in March 1998. In 1998 the Company won a contract for the production of NDI non-lethal ordnance for use in situations such as civil disturbances.

     SADARM. The Company, together with the prime contractor, Aerojet (a business segment of GenCorp., Inc.), is the developer and producer of the Sense and Destroy Armor (SADARM) munition. SADARM has entered low rate initial production, and is presently the only tube artillery smart munition in production. The SADARM munition is used on 155mm Howitzers and combines millimeter wave and infrared sensor and signal processing technologies. In addition, SADARM is currently being evaluated for potential application to air and rocket delivery systems.

     Secure Electronics. The Company is the only US Government certified producer of Selective Availability Anti-Spoofing Modules (SAASM). SAASM is key to providing secure communications between global positioning system (GPS) satellites and air or ground based military GPS receivers which are critical to highly accurate navigation systems. In early 1999 the Company won two key SAASM contracts. The Combat Survivor Evader Locator (CSEL) program positions the Company in the handheld receiver market, and the Guided Multiple Launch Rocket System (GMLRS) contract positions the Company in the tactical missile guidance market for secure electronics. U.S. Department of Defense policy currently directs that all GPS based systems will be equipped with SAASM.

     New business opportunities being pursued include Scatterable Anti-Tank Systems, Advanced Weapon Systems and Secure Electronics.

     Alliant Integrated Defense Company operations are conducted in Hopkins and Elk River, Minnesota.

     Alliant Defense Electronics Systems, Inc. Alliant Defense Electronics Systems products include AAR-47, Defense Information, TERM and the Outrider UAV.

     AAR-47. The Company is producing the AAR-47 Missile Warning System, a passive electro-optic threat warning device used to protect low, slow flying helicopters and fixed wing aircraft against attack from ground-to-air-missiles. The Company completed a production contract for the system and is currently engaged in a Central Processor Unit
(CPU) upgrade (both hardware and software) for improved probabilities of detection, longer warning times, and lower false alarm rates. Production of the upgraded CPU began in fiscal year 1999. The Company also won a competitive bid for an upgraded, higher performance sensor to include a laser warning capability in fiscal year 1999.

     Defense Information. Defense information programs include the Common Munitions BIT/Reprogramming Equipment (CMBRE) which is a portable field tester with a common interface to support the growing US inventory of smart weapons. Production of CMBRE began in fiscal year 1998 and is expected to continue for eight years. Other programs include Demonstration of Advanced Solid State Laser Radar (DASSL) which is a next generation seeker technology for smart weapons, and the Analog-to-Digital Adaptable Recorder Input-Output (ADARIO) which is a multi-channel data formatter for highspeed digital recorders.

     TERM. The Company is currently developing the XM-1007 for application to a Tank Extended Range Munition (TERM) requirement that includes beyond line of sight missions using scout vehicles for target location and designation. The Company is the sole development prime contractor for the XM-1007. Production is anticipated to begin in 2006. The Company is also bidding a derivative XM-1007 design in a competitive procurement for the U.S. Army-sponsored TERM advanced technology application program.

     UAV. The Company is the developer and producer of the Outrider Tactical Unmanned Aerial Vehicle (UAV) system. The Outrider system consists of four air vehicles, two ground control stations, one air vehicle trailer, one auxiliary trailer, and one remote video terminal. Outrider is designed to be readily deployed from land or ship deck. Outrider provides real-time reconnaissance, surveillance, and target acquisition information for the armed forces using the system. The Military Utility Assessment (MUA) for Outrider was completed in 1998 and the U.S. Government has released a competitive request for proposal for the low rate initial production (LRIP) phase.

     New business opportunities being pursued include sensors and seekers for smart munitions and guided projectile systems, and potential international UAV programs.

     Alliant Defense Electronics Systems, Inc. operations are conducted in Clearwater, Florida, Hopkins, Minnesota, and Hondo, Texas.

     Alliant Precision Fuze Company. Alliant Precision Fuze Company develops and manufacturers fuzes for the U.S. Army, Navy and Air Force.

     During fiscal year 1998 the Company acquired part of Motorola's military fuze business, which developed and manufactured high-quality electronic fuzes for projectiles, air-delivered weapons and penetrating weapons. Since the acquisition, the Company has successfully integrated these programs. During the first twelve months following the acquisition, the Company won six of seven competitions based on the acquired product line.

     Gun Hardened Fuzes. Sole source fuze production programs include the M734 fuze for mortar rounds and the M732A2 proximity fuze for artillery. The Company is also developing the

Army's XM773 Multi-Option Fuze Artillery and the Navy's Mk 419 Multi Function Fuze (MFF) which provide point detonation, delay, variable time, and proximity functions.

     Sensor and Electronic Fuzing. The Company is entering LRIP for the Brilliant AntiTank (BAT) submunition Electronic Safe and Arm Device (ESAD) and is also under contract to develop a P3I design for this device. The Company is under contract to produce the DSU-33 B/B proximity sensor for air delivered systems. In addition, the Company has two contracts with allied nations for the production of the FMU-139 bomb fuze.

     Embedded Fuzes.   The Company has a U.S. Air Force development contract for
the Hard Target Smart Fuze (HTSF). In addition, the Company is under contract to the Air Force to develop the next generation hard target fuze, the Multiple Event Hard Target Fuze (MEHTF).

     Alliant Precision Fuze Company operations are conducted in Janesville, Wisconsin and Hopkins, Minnesota.

     Alliant Power Sources Company. Alliant Power Sources Company develops and manufactures specialized lithium and lithium-ion polymer batteries for U.S. and foreign military and aerospace customers, and for use in the Company's own products.

     Lithium Batteries. The Company's principal lithium battery products are reserve batteries, which are used in such applications as anti-tank mines, fuzes and artillery systems that require long-term storage capacity. The Company is developing a new miniature battery production line capable of producing six million batteries per year for artillery fuzes. The Company also produces specialty batteries, such as space-qualified battery modules for space probes such as Galileo and Huygens.

     Lithium-Ion Polymer Batteries.   The Company's lithium-ion polymer
rechargeable batteries offer very high energy density and packaging flexibility for use where weight and space may be limited or where unique operational configurations are required. The lithium-ion polymer batteries are produced and marketed by Alliant/Valence LLC, which is a 50/50 joint venture between the Alliant Power Sources Company and Valence Technology, Inc., a commercial battery company based in Henderson, Nevada.

     Alliant Power Sources Company operations are conducted in Horsham, Pennsylvania.

Raw Materials

     Key raw materials used in the Company's operations include aluminum, steel, steel alloys, copper, depleted uranium, graphite fiber and prepreg, hydroxy terminated polybutadiene, epoxy resins and adhesives, EPDM rubbers, nitrocellulose, diethylether, x-ray film, plasticizers and nitrate esters, and ammonium perchlorate. The Company also purchases chemicals, electronic, electro-mechanical and mechanical components, subassemblies, and subsystems which are integrated with the Company's own manufactured parts for final assembly into finished products and systems.

     The Company closely monitors its sources of supply in order to assure an adequate supply of raw materials and other supplies needed in its manufacturing processes. U.S. Government contractors like the Company are frequently limited to procuring materials and components from sources of supply approved by the U.S. Department of Defense. In addition, as business conditions change and defense budgets contract, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require (and in the past has required) qualification of new suppliers for raw materials on key programs.

     The supply of ammonium perchlorate, a principal raw material used in the Company's operations, has been limited to a single source which supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart which mitigates the likelihood of a processing problem impacting all production. Any disruption in the Company's supply of ammonium perchlorate could have a material adverse effect on the Company's results of operations or financial condition.

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

     Current suppliers of some insulation materials used in rocket motors have announced plans to close manufacturing plants and discontinue product lines. As a result, the Company will need to find replacement materials or new sources of supply for these materials, which are polymers and neoprene used in EPDM rubber insulation, and aerospace rayon used in nozzles. The Company has sufficient inventory to cover production through 2002, and has identified replacement materials that have passed initial testing toward qualification. Difficulty completing qualification and implementing use of replacement materials or new sources of supply could have a material adverse effect on the Company's results of operations or financial condition.

Manufacturing and Handling of Explosive Materials

     Some of the Company's products, including those relating to propulsion systems, propellants, ammunition and artillery systems, involve the manufacture and/or handling of a variety of explosive materials. From time to time in the past, this activity has resulted in explosive incidents which have temporarily shut down or otherwise disrupted some of the Company's manufacturing processes, thereby causing production delays. There can be no assurance that the Company will not experience similar incidents in the future or that any similar incidents will not result in production delays or otherwise have a material adverse effect on the Company's results of operations or financial condition.

Major Customers

     The Company's sales are predominantly derived from contracts with agencies of the U.S. Government and its prime contractors. The various U.S. Government customers, which include the U.S. Army, Navy and Air Force, exercise independent purchasing decisions. As a result, sales to the U.S. Government generally are not regarded as constituting sales to one customer. Instead, each contracting customer entity is considered to be a separate customer.

     The Company's U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years are summarized in the following table.


     Fiscal year     U.S. Government Sales
     -----------     ---------------------
         1999           $828.8 million
         1998           $879.1 million
         1997           $884.7 million


     During fiscal year 1999, approximately 76 percent of the Company's sales were derived from contracts with the U.S. Government or U.S. Government prime contractors. The following table summarizes the approximate percentage breakdown of the Company's fiscal year 1999 sales (a) as a prime contractor and a subcontractor, and (b) to various categories of customers.


               Fiscal Year 1999 Sales
               ----------------------

        Sales as a prime contractor                 50%
        Sales as a subcontractor                    50%
                                                   ---
            TOTAL....................              100%

        Sales to:
         U.S. Army                                  38%
         U.S. Air Force                             22%
         U.S. Navy                                  10%
         Other government, commercial
            or international customers              30%
                                                   ---
            TOTAL....................              100%


     The Company's top ten contracts accounted for approximately 54% of fiscal year 1999 net sales. During fiscal year 1999, sales to each of Lockheed Martin Corporation and The Boeing Company and their respective affiliates accounted for more than 10% of the Company's sales. These sales related to multiple contracts and, in the case of Boeing, included commercial contracts.

     This significant reliance upon contracts related to U.S. Government programs entails inherent risks, including risks particular to the defense industry, which are summarized below.

     Reductions or Changes in Military Expenditures. The overall U.S. defense budget declined in real terms from the mid-1980's through the early 1990's. Although U.S. defense budgets have recently stabilized, future levels of defense spending cannot be predicted with certainty. Any future declines in U.S. military expenditures could materially adversely affect the Company's results of operations and financial condition. The impact of possible future declines in the level of defense procurement on the Company's results of operations and financial condition will depend upon the timing and size of the changes and the Company's ability to offset their impact with new business, business consolidations or cost reductions. The loss or significant curtailment of a material program in which the Company participates could materially adversely affect the Company's future results of operations and financial condition.

     Contract Termination. The terms of U.S. Government contracts permit the U.S. Government to terminate the contracts, either for its convenience or in the event of a default by the contractor. Upon termination of a cost-plus contract, the contractor is entitled to reimbursement of its allowable costs. If the termination is for convenience, the contractor is also entitled to receive payment of a total fee proportionate to the percentage of the work completed under the contract. Upon termination of fixed-price contracts, the contractor is entitled to receive payment for items delivered to and accepted by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive payment of fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default:

 . the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government,

 . the U.S. Government is not liable for the contractor's costs for unaccepted items, and is entitled to repayment of any advance payments and progress payments related to the terminated portions of the contract, and

 .  the contractor may be liable for excess costs incurred by the U.S.
   Government in procuring undelivered items from another source.

     If a contract is terminated for convenience, the contractor is entitled to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination. If a contract is terminated for default, the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

     Loss of Appropriations. U.S. Government contracts are also conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. In addition, most U.S. Government contracts are subject to modification in the event of changes in funding. Any failure by Congress to appropriate additional funds to any program in which the Company participates, or any contract modification as a result of funding changes, could materially delay or terminate the program. This could have a material adverse effect on the Company's results of operations or financial condition.

     Procurement and Other Related Laws and Regulations. The Company is subject to extensive and complex U.S. Government procurement laws and regulations.
These laws and regulations provide for ongoing U.S. Government audits and reviews of contract procurement, performance and administration. If the Company were to:

 . fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of munitions and other controlled products and commodities, or

 . commit a significant violation of any other federal law, it could suffer adverse consequences. These consequences potentially include:

 .  contract termination,

 .  civil and criminal penalties, and

 . under certain circumstances, suspension and debarment of the Company, or the business involved, from future U.S. Government contracts for a specified period of time.

Any such action could have a material adverse effect on the Company's results of operations or financial condition.

     The Company, as a government contractor, is subject to audit and review by the U.S. Government of its contract performance and of its accounting and general practices relating to contracts. The costs and prices under these contracts may be subject to adjustment based upon the results of the audit. To date, these audits have not had a material effect on the Company's results of operations or financial condition. However, no assurance can be given that future audits will not have a material adverse effect on the Company's results of operations or financial condition.

     In addition, licenses are required from U.S. Government agencies for export from the United States of many of the Company's products. The Company is currently not permitted to export some of its products.

     Competitive Bidding. The Company obtains military contracts through either competitive bidding or sole-sourced procurement. A significant portion of the Company's sales are from contracts that were awarded after a competitive bidding process that often involved many bidders. A similar competitive bidding process is likely to apply to the Company's efforts to win future contract awards.
There can be no assurance that the Company will continue to be successful in having its bids accepted, or that contracts awarded to the Company in the future will be profitable. There is always the risk in both competitive bidding and sole-sourced procurements that if a bid is submitted and a contract is subsequently awarded, actual performance costs may exceed the projected costs upon which the submitted bid or contract price was based. If actual costs exceed the projected costs on which bids or contract prices were based, the Company's profitability could be materially adversely affected.

     Types of Contracts. The Company's U.S. Government business is performed under both cost-plus contracts and fixed-price contracts.

     Cost-plus Contracts. Cost-plus contracts are either cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award fee contracts. Cost-plus-fixed-fee contracts provide for reimbursement of costs, to the extent that the costs are allowable, and the payment of a fixed fee. Cost-plus-incentive-fee contracts and cost-plus-award-fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

     Fixed Price Contracts. Fixed price contracts are either firm fixed-price, fixed-price incentive, or fixed-price-level-of-effort contracts. Under firm fixed-price contracts, the Company agrees to perform certain work for a fixed price and realizes all the benefit or detriment resulting from decreases or increases in the costs of performing the contract. Fixed-price incentive contracts are fixed-price contracts providing for adjustment of profit and establishment of final contract prices by a formula based on the relationship which final total costs bear to total target cost. The final contract price under a fixed-price incentive contract is a function of cost, which may be affected by schedule and performance. Fixed-price-level-of-effort contracts are generally structured with a fixed price per labor hour, subject to the customers' labor hour needs up to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns which could have a material adverse effect on the Company's results of operations or financial condition. In addition, certain costs, including certain financing costs, portions of research and development costs, and certain marketing expenses related to the preparation of competitive bids and proposals and international sales, are not reimbursable under U.S. Government contracts. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.

     The following table summarizes how much each of these types of contracts contributed to the Company's U.S. Government business in fiscal year 1999.

                         Fiscal Year 1999
                         ----------------
             U.S. Government Business By Contract Type
             -----------------------------------------
        Cost-plus contracts:
          Cost-plus-fixed-fee                                   15%
          Cost-plus-incentive-fee/cost-plus-award-fee            8%       23%
        Fixed-price contracts:
          Firm fixed-price                                      68%
          Fixed-price incentive/fixed-price-level-of-effort      9%       77%
                                                                         ---
            TOTAL.................................................       100%

     Other. In addition, the Company, like all defense contractors, is subject to risks associated with uncertain cost factors related to:

 .  scarce technological skills and components,

 . the frequent need to bid on programs in advance of design completion (which may result in unforeseen technological difficulties and/or cost overruns),

 . the substantial time and effort required for relatively unproductive design and development,

 .  design complexity,

 .  rapid obsolescence, and

 .  the potential need for design improvement.

Competition

     The Company encounters intense competition for its contracts from numerous other companies. Some of these companies, particularly those competitors outside the Company's core business areas, have financial, technical, marketing, manufacturing, distribution and other resources substantially greater than those of the Company. The Company's ability to compete for these contracts depends to a large extent upon:

 . the effectiveness and innovativeness of its research and development programs,

 . its ability to offer better program performance than its competitors at a lower cost, and

 . its readiness in facilities, equipment and personnel to undertake the programs for which it competes.

     In some instances, programs are sole-sourced or work-directed by the U.S. Government to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government should choose to reopen the particular program to competition. The Company's principal sole source contracts are for the following programs: Trident (D5) missile (through the joint venture with the Thiokol Propulsion unit of Cordant Technologies Inc.), Titan IV SRMU space boosters, AGM-130 and SFW propulsion systems, M830A1 multi-purpose tank ammunition round, Volcano anti-tank scatterable mine, M758 fuze for medium caliber ammunition, the M732A2 proximity fuze, and the M734/M735 mortar fuzes, SADARM (with Aerojet, the prime contractor), and the OICW weapon system.

     The Company generally faces competition from a number of competitors in each business area. However, Primex Technologies, Inc. is the principal Alliant Conventional Munitions competitor for medium caliber ammunition and tank ammunition, and the sole Alliant Conventional Munitions domestic competitor for commercial gun powders. The Company shares the production of tank ammunition training rounds with Primex, and Primex is currently the sole source for the M829A2 Kinetic Energy round, while the Company is the sole source for the M830A1 multi-purpose round. The Company also shares the 25mm and 30mm medium-caliber ammunition market with Primex, its sole domestic competitor.

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

Novation of U.S. Government Contracts

     When U.S. Government contracts are transferred from one contractor to another contractor, such as in connection with the sale of a business, the Government requires that the parties enter into a novation agreement. A novation agreement generally provides that:

 . the transferring contractor guarantees or otherwise assumes liability for the performance of the acquiring contractor's obligations under the contract,

 .  the acquiring contractor assumes all obligations under the contract, and

 . the U.S. Government recognizes the transfer of the contract and related assets.

     The Company entered into novation agreements covering the contracts transferred to the Company in connection with the spin-off. Honeywell has the obligations of a transferring contractor, and the Company has the obligations of an acquiring contractor. The contracts covered by these novation agreements are scheduled to be performed over a period of time, and it is not expected that they will be fully and finally discharged for a number of years. The Company has agreed to perform all of its obligations under each contract and to indemnify Honeywell against any liability Honeywell may incur under the novation agreement by reason of any failure by the Company to perform its obligations.

     The Company has entered into similar novation agreements in connection with the sale of Metrum Information Storage and the former Marine Systems Group. In these cases, however, the Company, as the seller, has guaranteed performance of the buyer's obligations under the contracts transferred to the buyer, and the buyers, rather than the Company, have the performance and indemnification obligations described in the last sentence of the preceding paragraph.

     The Company and Hercules Incorporated have agreed to use all reasonable efforts to enter into novation agreements covering contracts acquired by the Company in the Hercules Aerospace Company acquisition. These novation agreements are expected to provide that the Company assumes all obligations under the acquired contracts and that the U.S. Government recognizes the transfer to the Company of the acquired contracts and related assets. The acquired contracts are scheduled to be performed over time, and it is not expected that they will be fully and finally discharged for several years. Hercules has agreed to indemnify the Company against any liability which the Company may incur under the novation agreements by reason of any prior failure by Hercules to perform its obligations under the novated contracts. The Company has agreed to indemnify Hercules against any liability which Hercules may incur under the novation agreements by reason of any failure by the Company to perform its obligations under the novated contracts.

Research and Development

     The following table summarizes the expenses incurred during the last three fiscal years on (a) Company-sponsored research and development activities related to new products or services and the improvement of existing products or services, and (b) research and development activities that were customer-sponsored (primarily funded by the U.S. government).

                           Company-sponsored             Customer-sponsored
        Fiscal year     Research and Development      Research and Development
        -----------     ------------------------      ------------------------
            1999             $ 8.9 million                 $208.5 million
            1998             $12.4 million                 $241.6 million
            1997             $16.2 million                 $231.3 million

Backlog

     The total amount of contracted backlog orders was $2,457.3 million on April 1, 1999, and $1,700.7 million on April 1, 1998. It is expected that approximately 83 percent of sales during the fiscal year ending March 31, 2000, will fill orders that were in backlog at April 1, 1999. The backlog represents the value of contracts for which goods and services are yet to be provided. The backlog consists of firm contracts, and although they can be and sometimes are modified or terminated, the amount of modifications and terminations historically has been limited compared to total contract volume.

Seasonality

     The Company's business is not seasonal in nature. However, since the Company's sales on certain production contracts are not recorded until product is delivered to the customer, extra effort is expended to complete and deliver product prior to fiscal year end, which has typically resulted in higher sales in the fourth fiscal quarter.

Export Sales

     The Company's export sales from the United States to unaffiliated customers during the last three fiscal years are summarized in the following table.



        Fiscal year        Export Sales
        -----------        ------------

            1999           $61.8 million
            1998           $33.2 million
            1997           $58.0 million

Employees

     As of March 31, 1999, the Company employed approximately 6,110 active employees. Approximately 1,920 employees were covered by collective bargaining agreements. The following table summarizes the number of these agreements, and the number of covered employees, and the expiration dates of the agreements.

                                      Number of      Expiration           Number of Employees
                Location              Contracts         Date                Represented
                --------              ---------      ----------             -----------
        Rocket Center, WV.........        2           08/14/00                   215
                                                      11/14/00                    10
        Magna, UT.................        1           02/15/03                   259
        Janesville, WI............        1           03/31/01                   273
        Minneapolis, MN area......        1           09/30/99                   272
        Radford, VA...............        2           10/06/01                    91
                                                      10/06/02                   761
        DeSoto, KS................        1           11/18/01                    37

     Relations between the Company and its unionized and non-unionized employees and their various representatives are generally considered satisfactory. However, there can be no assurance that new labor contracts can be agreed to without work stoppages.

Patents

     As of March 31, 1999, the Company owned approximately 247 U.S. patents, approximately 182 foreign patents, and had approximately 52 U.S. patent applications and 51 foreign patent applications pending. Although the conduct of the Company's business involves the manufacture of various products that are covered by patents, the Company's management does not believe that any one single existing patent or license or group of patents is material to the success of its business as a whole. Management believes that unpatented research, development and engineering skills also make an important contribution to the Company's business. The U.S. Government typically receives royalty-free licenses to inventions made under U.S. Government contracts, with the Company retaining all other rights, including all commercial rights, to such inventions. In addition, the Company's proprietary information is protected through the requirement that employees sign confidentiality agreements as a condition of employment, and the Company's policy of protecting proprietary information from unauthorized disclosure.

Environmental Matters

     The Company's operations and ownership or use of real property are subject to a number of federal, state and local environmental laws and regulations. For example, under the federal Clean Water Act, the Company's facilities may be required to obtain permits and to construct pollution control equipment to reduce the levels of pollutants being discharged into surface waters. Under the federal Clean Air Act, the Company's facilities may be required to obtain permits and install pollution control equipment to limit the emission of various kinds of air pollutants. The Company may also be required to comply with the provisions of the federal Resource Conservation and Recovery Act which regulates the generation, storage, handling, transportation, treatment and disposal of hazardous and solid wastes. In addition, the Company could be subject to the federal Comprehensive Environmental Response, Compensation and Liability Act, which is referred to as CERCLA and imposes liability for the cleanup of releases of hazardous substances. This liability may involve, for example, releases at off-site locations as well as at presently and formerly owned or leased facilities. Environmental laws and regulations change frequently, and it is difficult to predict what impact these environmental laws and regulations may have on the Company in the future. When the Company becomes aware of environmental concerns for which it is potentially liable, the Company works with the various governmental agencies in investigating the situation, proposing remedial and/or corrective action and performing the agreed-upon action without unreasonable delay.

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

     At the time of the spin-off, the Company entered into an environmental matters agreement with Honeywell Inc. This agreement addresses the liability of the parties for the disposal of material at environmental treatment, recycling, storage, disposal, or similar sites that occurred prior to the spin-off. Under this agreement, the Company assumed the liability and agreed to indemnify Honeywell for the Company's proportional share of the costs of remedial and/or corrective action allocated to Honeywell as a "potentially responsible party." The Company's proportional share is the percentage that the volume of the material generated by the Company's initial businesses bears to the total volume of material generated by Honeywell at each site. The Company does not believe that its ultimate contribution or liability relating to these matters, individually or in the aggregate, would be reasonably likely to have a material adverse effect on the business of the Company taken as a whole.

     As part of the Hercules Aerospace Company acquisition, the Company has generally assumed responsibility for environmental compliance at the aerospace facilities used by the operations acquired in the acquisition. There may also be significant environmental remediation costs associated with these aerospace facilities that will, in some cases, be funded in the first instance by the Company, subject to reimbursement or indemnification as described below. Management believes that much of the compliance and remediation cost associated with these aerospace facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not reimbursable under these contracts will be covered by Hercules under environmental agreements entered into in connection with the Hercules Aerospace Company acquisition. Under these environmental agreements, Hercules has agreed to indemnify the Company for:

 .    environmental conditions relating to releases or hazardous waste activities occurring prior to the closing of the Hercules Aerospace Company acquisition,
 .    fines relating to pre-closing environmental compliance,
 .    environmental claims arising out of breaches of Hercules' representations and warranties, and
 .    certain compliance requirements at the Kenvil, New Jersey facility.

     The indemnity obligation of Hercules is subject to a total deductible of $1.0 million for all claims (including non-environmental claims) that the Company may assert under the Hercules Aerospace Company acquisition purchase agreement. In addition, Hercules is not required to indemnify the Company for any individual claims below $50,000. Hercules is obligated to indemnify the Company for the lowest cost response of remediation required at the facility. The limitations of Hercules' indemnification obligations do not apply to amounts incurred by Hercules in connection with the performance of remedial actions relating to preacquisition conditions at the Clearwater, Florida facility or in connection with its obligation to comply with certain environmental regulations at the Kenvil, New Jersey facility. Hercules will be responsible for conducting any remedial activities and seeking reimbursement from the U.S. Government with respect to the Kenvil, New Jersey facility and the Clearwater, Florida facility.

     There can be no assurance that the U.S. Government or Hercules will reimburse the Company for any particular environmental costs or reimburse the Company in a timely manner. U.S. Government reimbursements for non-CERCLA cleanups are financed out of a particular agency's operating budget. The ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. When the Company is required to first conduct the remediation and then seek reimbursement from the U.S. Government or Hercules, the Company's working capital may be materially adversely affected until the Company receives reimbursement.

Year 2000 Compliance

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

State of Readiness

The Year 2000 Plan, which encompasses both IT and non-IT systems, involves the following five-phase approach to the Year 2000 Issue, with the indicated timetable for completion of business critical items:

                                                                             Timetable
Phase                       Activity                                      for Completion           Status
-----                       --------                                      --------------           ------
  1       Ensure Company-wide awareness of the Year 2000
          Issue..................................................         September 30, 1997       Completed
  2       Assess the impact of the Year 2000 Issue on the
          Company, and conduct inventories, analyze systems,
          prioritize modification or replacement, and develop
          contingency plans......................................         January 31, 1998         Completed
  3       Begin modification, replacement or elimination of
          selected platforms, applications, databases and
          utilities, and modify interfaces, as appropriate........        August 31, 1998          Completed
  4       Complete work begun in Phase 3, and test, verify and
          validate all systems....................................        September 30, 1999       Substantially
                                                                                                   Completed
  5       Implement modified or replaced platforms, applications,
          databases and utilities.................................        September 30, 1999       Substantially
                                                                                                   Completed

The Company is not aware of any problems reasonably likely to occur as a result of third party failures to address the Year 2000 Issue. Extensive work has been done to identify supplier Year 2000 Issues. Suppliers were requested to provide a Year 2000 Issue status on their products, operating systems, suppliers and facilities, and visits have been made to numerous key suppliers. Suppliers are being contacted periodically to secure additional information on specific Year 2000 Issues and to identify new issues that may arise as the year progresses. Phase 4 and 5 activities for business critical items are substantially complete, except for specific items where validating actions have been rescheduled into mid-1999 to accommodate business requirements. Critical actions and completion dates have been identified to ensure that no business critical system will pass its respective time-horizon-to-failure date. All internal Year 2000 actions, other than manual actions required to be taken on January 1, 2000, are scheduled to be complete by September 30, 1999.

The Company has utilized the services of several independent industry consultants to assist it in assessing the reliability of its risk and cost estimates.

Costs

The Company currently estimates that costs associated with modifying or replacing systems affected by the Year 2000 Issue, including the amounts expended in connection with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications as necessary, will be approximately $13 million, compared to the Company's normal, annual IT operating budget of approximately $30 million.
These costs are being funded through cash flows from operations. Costs associated with incremental personnel costs, consulting, and hardware and software modification are being expensed as incurred. The costs of newly purchased hardware and software are being capitalized in accordance with normal policy. The majority of cost was incurred during fiscal year 1999, and approximately $10 million had been expended through March 31, 1999. Approximately 37% of the total amount ultimately expended is expected to be for systems modification, and the balance for systems replacement. There are no IT projects which the Company has had to delay due to the Year 2000 Issues that would have a material impact on the Company's results of operations or financial position. The Company continues to review its contractual obligations relative to the Year 2000 Issue, and currently believes that there are no such obligations that would have a material impact to the Company's results of operations or its financial position.

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

The Company currently believes that there is minimal risk that its Year 2000 Plan will not be successfully implemented in a timely manner. In the event that the Company is ultimately unable to implement its Year 2000 Plan in a timely manner, the Company believes that its contingency plans, described below, adequately accommodate its business critical systems in a way that would not result in a material adverse impact to the Company's results of operations, its liquidity, or its financial position. However, there can be no assurance that the Company and/or relevant third parties will successfully resolve all of their Year 2000 Issues or that the Company's contingency plans will be entirely successful in mitigating those issues. Any such failure could have a material adverse effect on the Company's operations, liquidity, or its financial position.

Contingency Plans

The Company has been informed that the U.S. Government had resolved the Year 2000 Issues affecting its payment system by March 1999, which allows about nine months for testing of the payment system. The Company is working with the Government payment office on a contingency plan that will accommodate a manual billing and payment process in the event the Year 2000 Issues affecting the Government payment system are not successfully resolved in a timely manner.

A contingency plan has been established for all business critical Company systems identified as Year 2000 Issues as of August 31, 1998, and contingency plans have also been developed for certain critical suppliers, including identification of back-up supply sources, and consideration of the need to purchase additional critical supplies. Additionally, the Company has started to develop plans addressing the operation of its facilities during and immediately after the beginning of calendar 2000, to prepare for the possibility of infrastructure failure (i.e., power system failure). All contingency plans will be reviewed during the second quarter of fiscal year 2000.

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

Additional Information

     Incorporated by reference are the following portions of the Annual Report:

                                                                             Page Number(s)
Portion of Annual Report                                                    in Annual Report
ATK at a Glance............................................................         8-9
Conventional Munitions.....................................................        11-13
Aerospace..................................................................        15-17
Defense Systems............................................................        19-21
Selected Financial Data....................................................           22
Research and Development...................................................           24
Discontinued Operations....................................................        25-26
Contingencies--Environmental Matters.......................................           28
Year 2000..................................................................        30-31
Market Risk................................................................        31-32
Risk Factors...............................................................           32
Long-Term Contracts........................................................           38
Environmental Remediation and Compliance...................................           38
Note 6 of Notes to Financial Statements....................................           40
Note 14 of Notes to Financial Statements...................................        45-46
Note 15 of Notes to Financial Statements...................................        46-47
Note 16 of Notes to Financial Statements...................................        47-48

ITEM 2.    PROPERTIES

     At March 31, 1999, the Company occupied manufacturing, assembly, warehouse, test, research, development and office properties having a total floor space of approximately 12 million square feet. These properties are either owned, leased or occupied under facilities use contracts with the U.S. Government. The following table provides summary information about the location and size of these properties, and indicates which of the Company's business segments is the principal user of the property--Aerospace ("AC"), Conventional Munitions ("CM"), or Defense Systems ("DS"). In some cases, property is used by more than one business segment.

                                                                                     Government
                                                  Owned             Leased            Owned /(2)/         Total
                                                ----------------------------------------------------------------
        Principal Properties/(1)/                                   (thousands of square feet)
        -------------------------
Florida
   Clearwater (DS)........................         --                 112                  --               112
Illinois
   Wilmington (CM)........................         --                  --                  440              440
Iowa
   Burlington (CM)........................         --                  40                   --               40
Kansas
   DeSoto (CM)............................         --                  --                  730              730
Minnesota
   Elk River (CM/DS)......................        145                  --                   --              145
   Hopkins (CM/DS)/(3)/...................        536                  --                   --              536
   New Brighton (CM)......................         --                  --                1,522            1,522
Mississippi
   Iuka (AC)..............................         --                 110                   --              110
New Jersey
   Totowa (CM)............................         93                  11                   --              104
Pennsylvania
   Horsham (DS)...........................         --                  53                   --               53
Tennessee
   Toone (CM).............................        224                  --                   --              224
Texas
   Hondo (DS).............................         --                  27                   --               27
Utah
   Clearfield (AC)........................         --                 606                   --              606
   Magna (AC).............................      1,810                  --                  518            2,328
   Tekoi (AC).............................         --                  25                   --               25
Virginia
   Radford (CM)...........................         --                  --                3,809            3,809
West Virginia
   Rocket Center (CM)                              96                  --                  915            1,011
Wisconsin
   Janesville (DS)........................        212                  --                   --              212
                                                -----               -----                -----           ------
               Subtotal...................      3,116                 984                7,934           12,034/(4)/

          Other Properties/(5)/
          ---------------------
AC/CM/DS..................................         --                  27                   --               27
                                                -----               -----                -----           ------
               Subtotal...................         --                  27                   --               27
                                                -----               -----                -----           ------
   TOTAL..................................      3,116               1,011                7,934           12,061
                                                =====               =====                =====           ======
                                                 (26%)               (8%)                 (66%)           (100%)

_____________________________
(1) Excludes properties in the following states aggregating 276,100 square feet of space that is owned or leased, but is no longer occupied by the Company:
    Colorado (265,000 owned square feet, 170,100 square feet of which is leased); and Virginia (11,100 leased square feet, which is subleased).

(2) These properties are occupied rent-free under five-year facilities contracts that require the Company to pay for all utilities, services, and maintenance costs.

(3) This facility also serves as the Company's corporate headquarters.

(4) Business segment usage of these properties is as follows (in thousands of square feet): Aerospace, 3,069; Conventional Munitions, 7,880; Defense Systems, 404; and Conventional Munitions and Defense Systems jointly, 681.

(5) Principally sales and other offices, each of which has less than 10,000 square feet of floor space.

       The Company also owns 1,200 acres of undeveloped land in Hot Springs, South Dakota. The following table provides summary information about the location, size and use of other owned or leased land, and indicates which of the Company's business segments is the principal user of the land.


                                                      Owned           Leased                        Use
                                                      -----------------------------------------------------------------
                 Location                                     (acres)

Minnesota
     Elk River (DS)...........................        3,169              --            Assembly, test and evaluation
New Mexico
     Socorro (CM).............................           --           1,400            Assembly, test and evaluation
Texas
     Hondo (DS)...............................           --              27            Flight testing airstrip

     Since the spin-off, the Company has implemented a significant program of consolidating its operations and facilities, due in part to an underutilization of facilities. The Company continues to explore opportunities for further facility consolidations. The Company considers its properties to be in generally good condition and adequate for the needs of its business.

     Incorporated by reference are the following portions of the Annual Report:

                                                                 Page Number(s)
Portion of Annual Report                                       in Annual Report

Property and Depreciation.................................            38
Note 4 of Notes to Financial Statements...................            39
Note 11 of Notes to Financial Statements..................            43
Note 12 of Notes to Financial Statements..................            43
Facilities and Offices....................................            53


ITEM 3. LEGAL PROCEEDINGS


     In March 1997 the Company received a partially unsealed complaint, filed on an unknown date, in a lawsuit alleging violations of the False Claims Act (known as a qui tam action) by four former employees ("Relators"). The action has since been identified as United States of America ex rel. P. Robert Pratt and P. Robert Pratt, individually vs. Alliant Techsystems Inc. and Hercules Incorporated, which was filed in the United States District Court, Central District of California. The action alleges labor mischarging to the Intermediate Nuclear Force ("INF") contract and other contracts at the Company's Bacchus Works facility in Magna, Utah, which was acquired as part of its acquisition of Hercules Aerospace Company from Hercules. Damages are not specified. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the Hercules Aerospace Company Purchase Agreement. In March 1998, the Company and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with Relators' attorney's fees of $150,000 each, which amounts were paid in April 1998. The Department of Justice has declined to intervene in the remaining portion of the complaint. On October 16, 1998, the Company and Hercules settled with the Relators and agreed to pay $500,000 each, together with Relators' attorney's fees of $75,000 each, subject to Court approval. On January 21, 1999, the court approved the settlement and entered judgment dismissing the case, subject to the right of the Department of Justice to appeal such approval and dismissal. On March 22, 1999, the Department of Justice filed notice of an intent to appeal.

     The Company is a defendant in a patent infringement captioned Thiokol Corporation (now known as Cordant Technologies Inc.) vs. Alliant Techsystems Inc. and Hercules Incorporated, which was filed in the U.S. District Court for the District of Delaware on November 15, 1995, and which the Company believes is without merit. The plaintiff alleges that the rocket motor insulation used by the Company in certain rocket motors infringes a patent owned by the plaintiff. The complaint seeks trebling of any damages that may be awarded based upon an allegation of deliberate and willful infringement. The complaint does not quantify the amount of damages sought. Through an analysis of an October 27, 1997 court filing, the Company believes that, based upon an economist's expert testimony, the plaintiff may seek lost profits, interest and costs of approximately $240 million. Even if the Company is found liable, it believes that damages should be based upon a reasonable royalty of less than $5 million. The Company's motion for summary judgment in the case was denied by the court, which bifurcated the trial, with the liability issue being tried first and, if liability is found, the damages issue being tried second. The liability issue was tried in January 1998, after which the court requested, and the parties submitted, post-trial briefs. On March 25, 1999, the Court held invalid the patent that is the subject of the action. The plaintiff filed a notice of appeal on April 23, 1999, with respect to the Court's holding that the patent is invalid. The Company filed a notice of cross-appeal on April 30, 1999, with respect to the Court's finding that, if the patent had not been held invalid, the Company would have been held to have infringed the patent. On April 13, 1999, the plaintiff and the Company entered into a "standstill agreement" under which the parties have agreed to file a joint motion to the U.S. Court of Appeals for the Federal Circuit for a stay of all proceedings for up to 150 days, during which the parties have agreed to negotiate in good faith to settle the litigation.

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

     Incorporated by reference are the following portions of the Annual Report:


                                                                 Page Number(s)
Portion of Annual Report                                        in Annual Report

Contingencies--Environmental Matters.....................                 28
Contingencies--Litigation................................              29-30
Environmental Remediation and Compliance.................                 38
Note 6 of Notes to Financial Statements..................                 40
Note 14 of Notes to Financial Statements.................              45-46
Note 16 of Notes to Financial Statements.................              47-48

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the Company's executive officers, their ages and positions as of June 1, 1999, and the date they first became executive officers.

           Name (Age)                          Position (Date Became Executive Officer)
Paul David Miller (57).............     Chairman of the Board and Chief Executive Officer (January 1, 1999)
Peter A. Bukowick (55).............     President and Chief Operating Officer (March 15, 1995)
Charles H. Gauck (60)..............     Vice President and Secretary (September 28, 1990)
Robert E. Gustafson (50)...........     Vice President--Human Resources (July 22, 1996)
Richard N. Jowett (54).............     Vice President--Investor Relations and Public Affairs and Assistant Treasurer (May
                                        11, 1998)
John L. Lotzer (43)................     Vice President--Tax and Investments (October 27, 1998)
William R. Martin (58).............     Vice President--Washington, D.C. Operations (January 8, 1996)
Mark L. Mele (42)..................     Vice President--Strategic Planning (May 11, 1998)
Scott S. Meyers (45)...............     Vice President, Treasurer and Chief Financial Officer (March 1, 1996)
Paula J. Patineau (45).............     Vice President and Controller (January 29, 1997)
Paul A. Ross (62)..................     Senior Group Vice President--Aerospace (April 1, 1997)
Don L. Sticinski (47)..............     Group Vice President--Defense Systems (March 1, 1998)
Nicholas G. Vlahakis (51)..........     Group Vice President--Conventional Munitions (December 1, 1997)
Daryl L. Zimmer (56)...............     Vice President and General Counsel (September 28, 1990)

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

     Admiral Miller, USN (Ret.) has held his present position since January 1999. Prior to that he was with Litton Industries, where he served as a Vice President since September 1997, and President of Sperry Marine Inc., which he joined in November 1994, following a 30-year career in the U.S. Navy. Prior to his retirement from the U.S. Navy, he was Commander-in-Chief, U.S. Atlantic Command, one of five U.S. theater commands, and served concurrently as NATO Supreme Allied Commander-Atlantic.

     Mr. Bukowick has been President since May 1998, and Chief Operating Officer since September 1997. From September 1998 until January 1999, he also served as acting Chief Executive Officer. From April 1997 until May 1998 he served as Executive Vice President, and from March 1995 until April 1997, he was Group Vice President - Aerospace Systems. Prior to that, he was President pro tempore of Hercules Aerospace Company from January 1995 until

March 1995, and Vice President, Technology of Hercules Aerospace Company from 1992 until December 1994.

     Mr. Gauck has been Vice President since January 1999, and Secretary since the spin-off.

     Mr. Gustafson has held his present position since July 1996. From the spin-off until July 1996 he served as Director of Compensation and Benefits.

     Mr. Jowett has been Vice President - Investor Relations and Public Affairs since May 1998, and Assistant Treasurer since October 1998. From April 1993 until May 1998, he served as Director of Investor Relations.

     Mr. Lotzer has held his present position since October 1998. From December 1993 until October 1998, he served as Director of Taxation.

     Mr. Martin has held his present position since January 1996. From March 1995 until January 1996, he served as Vice President - Business Development of the Company's Aerospace Systems Group. From July 1991 until March 1995 he served as Vice President - Business Development and Washington Office Operations of Hercules Aerospace Company.

     Mr. Mele has held his present position since May 1998. Prior to that he was Director, Business Planning since March 1995. From February 1993 until March 1995, he served as Manager, New Product Development of Hercules Aerospace Company.

     Mr. Meyers has been Vice President and Chief Financial Officer since March 1996, and Treasurer since August 1998. From January 1990 until March 1996, he served as Executive Vice President and Chief Financial Officer of Magnavox Electronic Systems Company.

     Ms. Patineau has held her present position since January 1997. From June 1996 until January 1997, she served as acting Controller. From April 1992 until July 1996, she served as Director of Financial Reporting/Accounting Services.

     Mr. Ross has held his present position since April 1999. From November 1998 until April 1999 he served as Senior Vice President - Space and Strategic Systems. From April 1997 until November 1998, he served as Group Vice President-Space and Strategic Systems. From April 1995 until April 1997, he served as Vice President and General Manager, Space and Strategic Division, Aerospace Systems Group. From August 1994 until March 1995, he was Vice President of Operations of Hercules Aerospace Company. Prior to joining Hercules Aerospace Company, he was employed by Rockwell International, most recently as Vice President of Production Operations, Rocketdyne Division, from June 1991 until August 1994.

     Mr. Sticinski has held his present position since March 1998. From April 1997 until March 1998, he served as Vice President - Operations of the Company's Space and Strategic Systems Group. From March 1995 until April 1997, he served as Vice President - Operations, Space and Strategic Division, of the Company's Aerospace Systems Group. Prior to that, he was Vice President - Titan Projects of Hercules Aerospace Company from April 1993 until March 1995.

     Mr. Vlahakis has held his present position since December 1997. From April 1997 until December 1997, he served as Vice President and General Manager - Ordnance of the Company's Conventional Munitions Group. From March 1995 until April 1997, he served as Vice President and General Manager - Ordnance of the Company's Aerospace Systems Group. From 1993 until March 1995, he was Vice President and General Manager of Hercules Aerospace Company's tactical propulsion facility. From 1991 until 1993, he was Vice President of Hercules Aerospace Company's Expendable Launch Vehicle Group.

     Mr. Zimmer has held his present position since the spin-off.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Company Common Stock is listed and traded on the New York Stock Exchange under the symbol ATK. The following table sets forth the high and low sales prices of the Common Stock for each full quarterly period within the two most recent fiscal years, as reported on the New York Stock Exchange Composite Tape:


                                   Period                                            High                Low
Fiscal year ended March 31, 1999:
     Quarter ended June 28, 1998.............................................       $65.5625            $ 57.875
     Quarter ended September 27, 1998........................................         68.875              61.375
     Quarter ended December 27, 1998.........................................        83.0625               65.00
     Quarter ended March 31, 1999............................................          88.00              72.625

Fiscal year ended March 31, 1998:
     Quarter ended June 29, 1997.............................................       $ 52.875            $  40.50
     Quarter ended September 28, 1997........................................          69.00             51.4375
     Quarter ended December 28, 1997.........................................        65.6875               53.75
     Quarter ended March 31, 1998............................................          65.00               54.50

     The number of holders of record of Company Common Stock as of May 31, 1999, was 11,339.

     The Company has never paid cash dividends. The Company's dividend policy will be reviewed by the Board of Directors of the Company at such future times as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be limited by covenants contained in its bank credit agreements dated November 23, 1998. These credit agreements currently limit the aggregate sum of dividends plus certain other restricted payments incurred after November 23, 1998 to $50 million. These credit agreements also prohibit dividend payments if loan defaults exist or certain financial covenant ratios are not maintained.

Incorporated by reference are the following portions of the Annual Report:

                                                                            Page Number(s)
Portion of Annual Report                                                   in Annual Report
Consolidated Income Statements -- Basic earnings per common share
 and diluted earnings per common share..............................            34
Earnings Per Share Data.............................................            39
Note 7 of Notes to Financial Statements.............................         40-41

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference is the following portion of the Annual Report:

                                                                            Page Number(s)
Portion of Annual Report                                                   in Annual Report
Selected Financial Data.............................................            22

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference is the following portion of the Annual Report:

                                                                            Page Number(s)
Portion of Annual Report                                                   in Annual Report
Management's Discussion and Analysis................................         23-32

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference are the following portions of the Annual Report:

                                                                            Page Number(s)
Portion of Annual Report                                                   in Annual Report
Financial Highlights................................................             1
Report of Independent Auditors......................................            33
Report of Management................................................            33
Consolidated Income Statements......................................            34
Consolidated Balance Sheets.........................................            35
Consolidated Statements of Cash Flows...............................            36
Consolidated Statement of Stockholders' Equity......................            37
Notes to the Consolidated Financial Statements......................         38-50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the executive officers of the Company is set forth following Item 4 in Part I of this report. The other information required by this Item will be included in the definitive proxy statement for the Company's 1999 annual meeting of stockholders, and is incorporated by reference. This proxy statement, which is called the 1999 Proxy Statement, will be filed within 120 days after the end of fiscal year 1999.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be included in the 1999 Proxy Statement and is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in the 1999 Proxy Statement and is incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in the 1999 Proxy Statement and is incorporated by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

                                                                  Annual Report
                                                                     Page               Form 10-K
                                                                   Number(s)           Page Number
1.  Financial Statements (incorporated by reference from
    the Annual Report):
     Financial Highlights..................................             1
     Report of Independent Auditors........................            33
     Consolidated Income Statements........................            34
     Consolidated Balance Sheets...........................            35
     Consolidated Statements of Cash Flows.................            36
     Consolidated Statement of Stockholders' Equity........            37
     Notes to the Consolidated Financial Statements........         38-50

2. Financial Statement Schedules (included in this
   report):
   Independent Auditors' Report.....................................................      42
   Schedules:
     II  -  Valuation Reserves......................................................      43

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

    3(ii)*     By-Laws, as amended through May 10, 1999 (Exhibit 3(ii) to Form 8-K dated May 10, 1999).

    4.1*       Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to Amendment No. 1 to the Form 10).

    4.2*       Rights Agreement, dated as of September 24, 1990, between the Registrant and Manufacturers Hanover Trust Company
               (Exhibit 4.2 to Post-Effective Amendment No. 1 to the Form 10).

    4.2.1*     First Amendment to Rights Agreement, dated as of August 4, 1992, between the Registrant and Chemical Bank (successor to Manufacturers Hanover Trust Company) (Exhibit 4.2.1 to Form 10-K for the fiscal year ended March 31, 1993).

    4.2.2*     Rescission Agreement, dated as of May 26, 1993, between the Registrant and Chemical Bank (Exhibit 4.2.2 to Form 10-K
               for the fiscal year ended March 31, 1993).

    4.2.3*     Second Amendment to Rights Agreement, dated as of October 28, 1994, between the Registrant and Chemical Bank (Exhibit
               4 to Form 8-K dated October 28, 1994).

    4.2.4*     Third Amendment to Rights Agreement, dated March 16, 1999 between the Registrant and The Chase Manhattan Bank
               (Exhibit 4 to Form 8-A/A filed March 23, 1999).

    4.3*       Form of Amended and Restated Credit Agreement, dated as of November 23, 1998 between the Registrant and The Chase
               Manhattan Bank (the "Continuing Credit Agreement") (Exhibit 9.(b)(2) to Schedule 13E-4 dated November 30, 1998).

    4.4*       Form of Credit Agreement, dated as of November 23, 1998 between the Registrant and The Chase Manhattan Bank (the
               "Credit Agreement") (Exhibit 9.(b)(3) to Schedule 13E-4 dated November 30, 1998).

  Exhibit                                   Description of Exhibit (and document from
  Number                                  which incorporated by reference, if applicable)
    4.5        Form of Waiver and Amendment, dated as of March 29, 1999, to the Credit Agreement and the Continuing Credit
               Agreement.

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

    10.3.1*    Amendment No. 1 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.1 to Form 10-K for
               the fiscal year ended March 31, 1992).

    10.3.2*    Amendment No. 2 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.2 to Form 10-K for
                  the fiscal year ended March 31, 1992).

    10.3.3*    Amendment No. 3 to Intellectual Property Agreement, dated July 30, 1992 (Exhibit 10.4.3 to Form 10-Q for the quarter ended October 3, 1993).

    10.4*      Tax Sharing Agreement, dated as of September 28, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.5 to
               Amendment No. 2 to the Form 10).

    10.5*#     Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended October 2, 1994).

    10.5.1*#   Form of Non-Qualified Stock Option Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended July 4, 1994).

    10.5.2*#   Form of Non-Qualified Stock Option Agreement (Exhibit 10.35 to Form 10-K for the fiscal year ended March 31, 1996).

    10.5.3*#   Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended June 29, 1997).

    10.7*#     Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment
               No. 1 to the Form 10).

    10.8*#     Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 1998).

    10.8.1*#   Executive Life Insurance Agreement (Exhibit 10.9.1 to Form 10-K for the fiscal year ended March 31, 1998).

  Exhibit                                   Description of Exhibit (and document from
  Number                                  which incorporated by reference, if applicable)
    10.8.2*#   Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to Form 10-K for the fiscal year ended March 31, 1998).

    10.9*#     Form of Retention Agreement between the Registrant and certain of its officers (Exhibit 10.18 to Amendment No. 1 to the Form 10).

    10.10*#    Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10 to Form 10-Q for the quarter ended September 27, 1998).

    10.11*#    Form of Non-Qualified Stock Option Agreement (Exhibit 10.12 to Form 10-K for the fiscal year ended December 31,
               1990).

    10.12*#    Form of Employment Restrictions Agreement (Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1990).

    10.13*#    Hercules Supplementary Employee Retirement Plan (SERP) (assumed by the Registrant as to certain of its employees)
               (Exhibit 10.38 to the Form S-4).

    10.14*#    Management Compensation Plan (Exhibit 10.14 to Amendment No. 1 to the Form 10).

    10.15*#    Flexible Perquisite Account description. (Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 1994).

    10.16*#    Restricted Stock Plan for Non-Employee Directors (Exhibit 10.13 to Amendment No. 1 to Form 10).

    10.16.1*#  Non-Employee Restricted Stock Plan (Appendix B to Proxy Statement dated July 3, 1996).

    10.16.2*#  Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended September 29, 1996).

    10.17*#    Deferred Fee Plan for Non-Employee Directors (as amended and restated November 24, 1992) (Exhibit 10.18 to Form 10-K for the fiscal year ended March 31, 1993).

    10.18*#    Non-employee director per diem arrangement (Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 1992).

    10.19*#    Income Security Plan (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1997).

    10.19.1*#  Trust Under Income Security Plan, dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S.
               Bank National Association (Exhibit 10.20.1 to Form 10-K for the fiscal year ended March 31, 1998).

  Exhibit                                   Description of Exhibit (and document from
  Number                                  which incorporated by reference, if applicable)
    10.20*#    Form of Employment Letter Agreement, dated October 27, 1994, between the Registrant and Richard Schwartz (Exhibit
               10.1 to Form 10-Q for the quarter ended January 1, 1995).

    10.20.1*#  Indemnification Agreement, dated as of October 28, 1994, between the Registrant and Richard Schwartz (Exhibit 10.2 to
               Form 10-Q for the quarter ended January 1, 1995).

    10.20.2#   Consulting Agreement and General Release between the Registrant and Richard Schwartz.

    10.22*#    Compensation Arrangement between the Registrant and Scott S. Meyers (Exhibit 10.32 to Form 10-K for the fiscal year ended March 31, 1996).

    10.23*#    Compensation arrangement between the Registrant and Paul David Miller (Exhibit 10.1 to Form 10-Q for the quarter ended December 27, 1998).

    10.23.1*#  Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended December 27, 1998).

    10.24*#    Honeywell Supplementary Retirement Plan (SRP) (assumed by the Registrant as to certain of its employees) (Exhibit
               10.22 to Form 10-K for the fiscal year ended March 31, 1992).

    10.25*#    Honeywell Supplementary Executive Retirement Plan for Compensation in Excess of $200,000 (assumed by the Registrant as to certain of its employees (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1992).

    10.26*#    Honeywell Supplementary Executive Retirement Plan for CECP Participants (assumed by the Registrant as to certain of its employees formerly employed by Honeywell) (Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 1992).

    10.27*     Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the
               "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted
               (Exhibit 2 to Form 8-K dated October 28, 1994).

    10.28*     Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).

    10.29*     Asset Purchase Agreement dated as of December 22, 1996 by and between the Registrant and Hughes Aircraft Company
               (excluding schedules and exhibits) (Exhibit 2.1 to Form 8-K dated February 28, 1997).

  Exhibit                                   Description of Exhibit (and document from
  Number                                  which incorporated by reference, if applicable)
    10.29.1*   Amendment to Asset Purchase Agreement dated February 28, 1997 by and between the Registrant and Hughes Aircraft
               Company (excluding schedules and exhibits) (Exhibit 2.2 to Form 8-K dated February 28, 1997).

    13         Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the
               Securities and Exchange Commission).

    21         Subsidiaries of the Registrant.

    23         Consent of Independent Auditors.

    24         Powers of Attorney.

    27         Financial Data Schedule.

(b)  Reports on Form 8-K


During the quarter ended March 31, 1999 the Company filed the following reports on Form 8-K:



Date of Report           Items Reported
--------------           --------------

March 16, 1999           Item 5. Other Events
                         Item 7(c) Exhibits

March 25, 1999           Item 5. Other Events

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ALLIANT TECHSYSTEMS INC.

Date:  June 25, 1999                      By      /s/ Charles H. Gauck
                                            ------------------------------
                                                 Charles H. Gauck
                                             Vice President and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                     Title
     /s/ Paul David Miller           Director, Chairman of the Board and Chief Executive
-----------------------------        Officer (Principal Executive Officer)
         Paul David Miller
     /s/ Peter A. Bukowick           Director, President and Chief Operating Officer
-----------------------------
         Peter A. Bukowick
     /s/ Scott S. Meyers             Vice President, Treasurer and Chief Financial Officer
-----------------------------        (Principal Financial Officer)
         Scott S. Meyers
     /s/ Paula J. Patineau           Vice President and Controller (Principal Accounting
-----------------------------        Officer)
         Paula J. Patineau
                *                    Director
-----------------------------
         Gilbert F. Decker
                *                    Director
-----------------------------
         Thomas L. Gossage
                *                    Director
-----------------------------
         Joel M. Greenblatt
                *                    Director
-----------------------------
         Jonathan G. Guss
               *                     Director
-----------------------------
         David E. Jeremiah
               *                     Director
-----------------------------
         Gaynor N. Kelley
               *                     Director
-----------------------------
         Joseph F. Mazzella
               *                     Director
-----------------------------
         Daniel L. Nir
               *                     Director
-----------------------------
         Michael T. Smith

Date: June 25, 1999                          *By  /s/ Charles H. Gauck
                                                -------------------------
                                                     Charles H. Gauck
                                                     Attorney-in-Fact

                         INDEPENDENT AUDITORS' REPORT

Alliant Techsystems Inc.:

We have audited the consolidated financial statements of Alliant Techsystems Inc. and subsidiaries as of March 31, 1999 and 1998, and for each of the years ended March 31, 1999, March 31, 1998, and March 31, 1997 and have issued our report thereon dated May 10, 1999; such financial statements and report are included in your 1999 Annual Report to Stockholders (Exhibit 13) and are incorporated herein by reference. Our audit also included the financial statement schedule of Alliant Techsystems Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
May 10, 1999

                                                                     SCHEDULE II


                           ALLIANT TECHSYSTEMS INC.

                              VALUATION RESERVES

               For the Years Ended March 31, 1999, 1998 and 1997
                            (Dollars in thousands)


                                           Balance Beginning    Purchased   Additions Charged  Deductions from   Balance at Close
                                               of Period         Company        to Income         Reserves          of Period
                                           ------------------   --------    -----------------  ----------------  ----------------
Reserves deducted from assets to which
 they apply--reserve for estimated loss
 on disposal of discontinued operations:

  Net Assets of Discontinued Operations
  -------------------------------------
 Year ended March 31, 1999.............                  --              --             --                 --              --
                                               ============    ============   ============      =============    ============
 Year ended March 31, 1998.............             $11,126              --             --      $11,126 /(1)/              --
                                               ============    ============   ============      =============    ============
 Year ended March 31, 1997.............             $13,700              --             --      $ 2,574 /(1)/         $11,126
                                               ============    ============   ============      =============    ============
Reserves deducted from assets to which
 they apply--allowance for amortization
 of intangibles:

          Goodwill
          --------
  Year ended March 31, 1999.............            $10,769              --   $4,901 /(2)/                 --         $15,670
                                               ============    ============   ============      =============    ============
  Year ended March 31, 1998.............            $ 7,255              --   $3,514 /(2)/                 --         $10,769
                                               ============    ============   ============      =============    ============
  Year ended March 31, 1997.............            $ 3,940              --   $3,315 /(2)/                 --         $ 7,255
                                               ============    ============   ============      =============    ============
       Debt Issuance Costs
       -------------------
  Year ended March 31, 1999.............            $ 8,569              --   $6,873 /(4)/      $14,849 /(5)/         $   593
                                               ============    ============   ============      =============    ============
  Year ended March 31, 1998.............            $ 7,100              --   $1,469 /(3)/                 --         $ 8,569
                                               ============    ============   ============      =============    ============
  Year ended March 31, 1997.............            $ 2,433              --   $4,667 /(3)/                 --         $ 7,100
                                               ============    ============   ============      =============    ============

Notes:  (1)  Represents write-off of the associated assets.
        (2)  Represents amounts included in cost of sales.
        (3)  Represents amounts included in interest expense.
        (4) Includes an extraordinary write-off of $5.7 million resulting from the early extinguishment of the Company's long-term debt.
        (5) Represents write-off of debt issuance costs in connection with the Company's early extinguishment of long-term debt.

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

    3(ii)*     By-Laws, as amended through May 10, 1999 (Exhibit 3(ii) to Form 8-K dated May 10, 1999).

    4.1*       Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to Amendment No. 1 to the Form 10).

    4.2*       Rights Agreement, dated as of September 24, 1990, between the Registrant and Manufacturers Hanover Trust Company
               (Exhibit 4.2 to Post-Effective Amendment No. 1 to the Form 10).

    4.2.1*     First Amendment to Rights Agreement, dated as of August 4, 1992, between the Registrant and Chemical Bank (successor to Manufacturers Hanover Trust Company) (Exhibit 4.2.1 to Form 10-K for the fiscal year ended March 31, 1993).

    4.2.2*     Rescission Agreement, dated as of May 26, 1993, between the Registrant and Chemical Bank (Exhibit 4.2.2 to Form 10-K
               for the fiscal year ended March 31, 1993).

    4.2.3*     Second Amendment to Rights Agreement, dated as of October 28, 1994, between the Registrant and Chemical Bank (Exhibit
               4 to Form 8-K dated October 28, 1994).


   Exhibit                      Description of Exhibit (and document from
    Number                     which incorporated by reference, if applicable)
    4.2.4*     Third Amendment to Rights Agreement, dated March 16, 1999 between the Registrant and The Chase Manhattan Bank
               (Exhibit 4 to Form 8-A/A filed March 23, 1999).

    4.3*       Form of Amended and Restated Credit Agreement, dated as of November 23, 1998 between the Registrant and The Chase
               Manhattan Bank (the "Continuing Credit Agreement") (Exhibit 9.(b)(2) to Schedule 13E-4 dated November 30, 1998).

    4.4*       Form of Credit Agreement, dated as of November 23, 1998 between the Registrant and The Chase Manhattan Bank (the
               "Credit Agreement") (Exhibit 9.(b)(3) to Schedule 13E-4 dated November 30, 1998).

    4.5        Form of Waiver and Amendment, dated as of March 29, 1999, to the Credit Agreement and the Continuing Credit
               Agreement.

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

    10.3.1*    Amendment No. 1 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.1 to Form 10-K for
               the fiscal year ended March 31, 1992).

    10.3.2*    Amendment No. 2 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.2 to Form 10-K for
               the fiscal year ended March 31, 1992).

    10.3.3*    Amendment No. 3 to Intellectual Property Agreement, dated July 30, 1992 (Exhibit 10.4.3 to Form 10-Q for the quarter ended October 3, 1993).

    10.4*      Tax Sharing Agreement, dated as of September 28, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.5 to
               Amendment No. 2 to the Form 10).

    10.5*#     Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended October 2, 1994).

    10.5.1*#   Form of Non-Qualified Stock Option Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended July 4, 1994).

   Exhibit                             Description of Exhibit (and document from
    Number                           which incorporated by reference, if applicable)
    10.5.2*#   Form of Non-Qualified Stock Option Agreement (Exhibit 10.35 to Form 10-K for the fiscal year ended March 31, 1996).

    10.5.3*#   Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended June 29, 1997).

    10.7*#     Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment
               No. 1 to the Form 10).

    10.8*#     Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 1998).

    10.8.1*#   Executive Life Insurance Agreement (Exhibit 10.9.1 to Form 10-K for the fiscal year ended March 31, 1998).

    10.8.2*#   Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to Form 10-K for the fiscal year ended March 31, 1998).

    10.9*#     Form of Retention Agreement between the Registrant and certain of its officers (Exhibit 10.18 to Amendment No. 1 to the Form 10).

    10.10*#    Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10 to Form 10-Q for the quarter ended September 27, 1998).

    10.11*#    Form of Non-Qualified Stock Option Agreement (Exhibit 10.12 to Form 10-K for the fiscal year ended December 31,
               1990).

    10.12*#    Form of Employment Restrictions Agreement (Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1990).

    10.13*#    Hercules Supplementary Employee Retirement Plan (SERP) (assumed by the Registrant as to certain of its employees)
               (Exhibit 10.38 to the Form S-4).

    10.14*#    Management Compensation Plan (Exhibit 10.14 to Amendment No. 1 to the Form 10).

    10.15*#    Flexible Perquisite Account description. (Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 1994).

    10.16*#    Restricted Stock Plan for Non-Employee Directors (Exhibit 10.13 to Amendment No. 1 to Form 10).

    10.16.1*#  Non-Employee Restricted Stock Plan (Appendix B to Proxy Statement dated July 3, 1996).

    Exhibit                             Description of Exhibit (and document from
    Number                            which incorporated by reference, if applicable)
    10.16.2*#    Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended September 29, 1996).

    10.17*#      Deferred Fee Plan for Non-Employee Directors (as amended and restated November 24, 1992) (Exhibit 10.18 to Form
                 10-K for the fiscal year ended March 31, 1993).

    10.18*#      Non-employee director per diem arrangement (Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 1992).

    10.19*#      Income Security Plan (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1997).

    10.19.1*#    Trust Under Income Security Plan, dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and
                 U.S. Bank National Association (Exhibit 10.20.1 to Form 10-K for the fiscal year ended March 31, 1998).

    10.20*#      Form of Employment Letter Agreement, dated October 27, 1994, between the Registrant and Richard Schwartz (Exhibit
                 10.1 to Form 10-Q for the quarter ended January 1, 1995). 10.20.1*# Indemnification Agreement, dated as of October
                 28, 1994, between the Registrant and Richard Schwartz (Exhibit 10.2 to Form 10-Q for the quarter ended January 1,
                 1995).

    10.20.2#     Consulting Agreement and General Release between the Registrant and Richard Schwartz.

    10.22*#      Compensation Arrangement between the Registrant and Scott S. Meyers (Exhibit 10.32 to Form 10-K for the fiscal year ended March 31, 1996).

    10.23*#      Compensation arrangement between the Registrant and Paul David Miller (Exhibit 10.1 to Form 10-Q for the quarter ended December 27, 1998).

    10.23.1*#    Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended December 27, 1998).

    10.24*#      Honeywell Supplementary Retirement Plan (SRP) (assumed by the Registrant as to certain of its employees) (Exhibit
                 10.22 to Form 10-K for the fiscal year ended March 31, 1992).

    10.25*#      Honeywell Supplementary Executive Retirement Plan for Compensation in Excess of $200,000 (assumed by the Registrant as to certain of its employees (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1992).

   Exhibit                             Description of Exhibit (and document from
   Number                            which incorporated by reference, if applicable)
    10.26*#      Honeywell Supplementary Executive Retirement Plan for CECP Participants (assumed by the Registrant as to certain of its employees formerly employed by Honeywell) (Exhibit 10.24 to Form 10-K for the fiscal year ended March 31,
                 1992).

    10.27*       Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the
                 "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).

    10.28*       Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules
                 Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).

    10.29*       Asset Purchase Agreement dated as of December 22, 1996 by and between the Registrant and Hughes Aircraft Company
                 (excluding schedules and exhibits) (Exhibit 2.1 to Form 8-K dated February 28, 1997).

    10.29.1*     Amendment to Asset Purchase Agreement dated February 28, 1997 by and between the Registrant and Hughes Aircraft
                  Company (excluding schedules and exhibits) (Exhibit 2.2 to Form 8-K dated February 28, 1997).

     13          Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the
                 Securities and Exchange Commission).

     21          Subsidiaries of the Registrant.

     23          Consent of Independent Auditors.

     24          Powers of Attorney.

     27          Financial Data Schedule.