Form 10-Q
period 1999-07-04
ALLIANT TECHSYSTEMS INC
filed 1999-08-17
CIK 866121

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended July 4, 1999 or

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

                                 Yes /X/ No / /

         As of July 31, 1999, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 10,249,872 (excluding 3,613,741 treasury shares).

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Consolidated Income Statements (Unaudited)

(In thousands except                           QUARTERS ENDED
                                            ---------    ---------
     per share data)                          July 4      June 28
                                               1999         1998
                                            ---------    ---------

Sales                                       $ 272,721    $ 256,321
Cost of sales                                 224,661      211,089
                                            ---------    ---------
Gross margin                                   48,060       45,232
Operating expenses:
     Research and development                   1,887        1,595
     Selling                                    5,481        8,752
     General and administrative                12,433       10,918
                                            ---------    ---------
     Total operating expenses                  19,801       21,265
                                            ---------    ---------
Income from operations                         28,259       23,967

     Miscellaneous income (expense)                 1          (37)
                                            ---------    ---------
Earnings before interest and income taxes      28,260       23,930

     Interest expense                          (9,155)      (5,685)
     Interest income                              107          344
                                            ---------    ---------
Income before income taxes                     19,212       18,589

     Income tax provision                       4,611        2,788
                                            ---------    ---------
Net income                                  $  14,601    $  15,801
                                            =========    =========


Basic earnings per common share             $    1.43    $    1.24
                                            =========    =========
Diluted earnings per common share           $    1.39    $    1.21
                                            =========    =========


Average number of common shares
 (thousands)                                   10,226       12,713
                                            =========    =========
Average number of common and
 dilutive shares (thousands)                   10,487       13,027
                                            =========    =========



See Notes to Consolidated Financial Statements

                     Consolidated Balance Sheets (Unaudited)

                                                            ------------  --------------
 (In thousands except share data)                           July 4, 1999  March 31, 1999
                                                            ------------  --------------
Assets
Current assets:
     Cash and cash equivalents                                $  37,091    $  21,078
     Receivables                                                247,298      233,499
     Net inventory                                               43,524       44,030
     Deferred income tax asset                                   41,912       41,912
     Other current assets                                         6,376        2,589
                                                              ---------    ---------
           Total current assets                                 376,201      343,108
Net property, plant, and equipment                              331,582      335,751
Goodwill                                                        126,096      127,799
Prepaid and intangible pension assets                            76,080       77,552
Other assets and deferred charges                                 9,053       10,108
                                                              ---------    ---------
           Total assets                                       $ 919,012    $ 894,318
                                                              =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of debt                                  $  44,963    $  36,500
     Line of credit borrowings                                   47,000         --
     Accounts payable                                            60,809       93,991
     Contract advances and allowances                            43,612       49,456
     Accrued compensation                                        24,446       32,433
     Accrued income taxes                                        17,139       13,075
     Other accrued liabilities                                   52,100       61,033
                                                              ---------    ---------
           Total current liabilities                            290,069      286,488
Long-term debt                                                  319,031      305,993
Post-retirement and post-employment benefits liability          126,166      128,279
Other long-term liabilities                                      54,936       54,835
                                                              ---------    ---------
           Total liabilities                                  $ 790,202    $ 775,595
Contingencies
Common stock - $.01 par value
     Authorized - 20,000,000 shares
     Issued and outstanding 10,240,034 shares at July
           4, 1999 and 10,284,530 at March 31, 1999           $     139    $     139
Additional paid-in-capital                                      237,560      238,513
Retained earnings                                               137,958      123,357
Unearned compensation                                            (2,909)      (3,289)
Pension liability adjustment                                     (2,940)      (2,940)
Common stock in treasury, at cost (3,623,579 shares held at
     July 4, 1999 and 3,579,083 at March 31, 1999)             (240,998)    (237,057)
                                                              ---------    ---------
           Total stockholders' equity                         $ 128,810    $ 118,723
                                                              ---------    ---------
           Total liabilities and stockholders' equity         $ 919,012    $ 894,318
                                                              =========    =========

See Notes to Consolidated Financial Statements

                Consolidated Statements of Cash Flows (Unaudited)


 (In thousands)                                                  QUARTERS ENDED
                                                           ------------  -------------
                                                           July 4, 1999  June 28, 1998
                                                           ------------  -------------
Operating activities
Net income                                                    $ 14,601    $ 15,801
Adjustments to net income to arrive at cash
       used for operations:
            Depreciation                                        10,578       9,739
            Amortization of intangible assets and unearned
                 compensation                                    2,653       1,540
            Loss on disposal of property                           270          84
            Changes in assets and liabilities:
                 Receivables                                   (13,799)      9,358
                 Inventory                                         506       3,155
                 Accounts payable                              (33,182)    (19,768)
                 Contract advances and allowances               (5,844)     (8,732)
                 Accrued compensation                           (7,987)     (5,136)
                 Accrued income taxes                            4,064       1,695
                 Pension and post-retirement benefits           (2,023)     (2,355)
                 Other assets and liabilities                  (10,709)    (18,445)
                                                              --------    --------
Cash used for operations                                       (40,872)    (13,064)
                                                              --------    --------
Investing activities
Capital expenditures                                            (6,558)     (4,550)
Proceeds from disposition of property, plant, and equipment          9          38
                                                              --------    --------
Cash used for investing activities                              (6,549)     (4,512)
                                                              --------    --------
Financing activities
Net borrowings on line of credit                                47,000        --
Payments made on bank debt                                      (7,500)     (4,459)
Proceeds from issuance of long-term debt                        29,000        --
Net purchase of treasury shares                                 (6,308)    (13,883)
Proceeds from exercised stock options                            1,242         767
                                                              --------    --------
Cash provided by (used for) financing activities                63,434     (17,575)
                                                              --------    --------
Increase (decrease) in cash and cash equivalents                16,013     (35,151)
Cash and cash equivalents - beginning of period                 21,078      68,960
                                                              --------    --------
Cash and cash equivalents - end of period                     $ 37,091    $ 33,809
                                                              ========    ========

See Notes to Consolidated Financial Statements

                    Notes to Financial Statements (Unaudited)

1. During the three months ended July 4, 1999, the Company made principal payments on its bank term debt of $7.5 million. At July 4, 1999, the Company had borrowings of $47.0 million against its $250 million bank revolving credit facility. Additionally, the Company had outstanding letters of credit of $40.8 million, which further reduced amounts available on the revolving facility to $162.2 million at July 4, 1999.

     During the quarter ended July 4, 1999, the Company made additional borrowings under its bank term debt facilities of $29.0 million. These borrowings were made to finance, on a long-term basis, a portion of the Company's stock repurchases which had been made primarily in late fiscal 1999. The remaining scheduled minimum loan payments on outstanding long-term debt are as follows: fiscal 2000, $31.0 million; fiscal 2001, $55.7 million; fiscal 2002 through 2004, $69.2 million, per year; fiscal 2005, $69.7 million.

2. The major categories of current and long-term accrued liabilities are as follows (in thousands):

                                                     Period Ending
                                          ---------------------------------
                                          July 4, 1999       March 31, 1999
     ----------------------------------------------------------------------
      Employee benefits and insurance          $21,827              $30,231
      Legal accruals                             9,641               10,045
      Other accruals                            20,632               20,757
     ----------------------------------------------------------------------
      Other accrued liabilities-current        $52,100              $61,033
     ======================================================================

      Environmental remediation liability      $18,055              $18,044
      Deferred tax liability                    25,870               25,870
      Supplemental employee retirement plan     11,043               10,953
      Other                                        (32)                 (32)
     ----------------------------------------------------------------------
      Other long-term liabilities              $54,936              $54,835
     ======================================================================

     The decrease in employee benefits and insurance since March 31, 1999 is reflective of payments made during the quarter ended July 4, 1999, for previously accrued employee payroll taxes.

3. Tax payments of $.5 million and $1.1 million were paid for alternative minimum taxes for the periods ended July 4, 1999, and June 28, 1998, respectively.

     The Company's provision for income taxes included both federal and state income taxes. Income tax expense was $4.6 million for the three-month period ended July 4, 1999, compared to $2.8 million for the comparable prior period, representing an effective tax rate of 24% and 15% for the periods ended July 4, 1999 and June 28, 1998, respectively. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for the current fiscal year ending March 31, 2000, is reflective of the Company's best estimate of the fiscal 2000 tax effects associated with its business strategies, as well as the resolution of tax matters during the year.

4. On December 15, 1998, the Company completed the repurchase of 1.7 million shares of its common stock at a price of $77 per share, or approximately $130 million in total. The repurchase occurred via the terms and conditions of a modified "Dutch auction" tender offer (Dutch auction) and was financed under the Company's bank credit facilities.

     In connection with the completion of the Dutch auction, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.1 million shares of its common stock. Any repurchases made under this plan would be subject to market conditions and the Company's compliance with its debt covenants. As of July 4, 1999, repurchases of 523 thousand shares have been made under the program, aggregating approximately $41 million. There can be no assurance that the Company will purchase all or any portion of the remaining shares, or as to the timing or terms thereof.

     On October 24, 1997, the Company entered into an agreement with Hercules Incorporated (Hercules) providing for the disposition of the 3.86 million shares of Alliant common stock then held by Hercules. The shares represented the stock issued by the Company in connection with the March 15, 1995 acquisition of the Hercules Aerospace Company operations from Hercules (the Aerospace acquisition). Under the agreement with Hercules (the "Hercules repurchase"), during the quarter ended December 28, 1997, the Company registered for public offering approximately 2.78 million shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering nor did the Company receive any proceeds from the offering. The remaining
     1.1 million shares held by Hercules became subject to a put/call arrangement under which Hercules could require the Company to purchase the shares in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The Company could likewise require Hercules to sell the shares to the Company in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The price for shares purchased under the put/call arrangement was equal to the per-share net proceeds realized by Hercules in the secondary public offering, $55.32. In late fiscal 1998, the Company did repurchase the first installment of 271,000 shares, for approximately $15 million. In May, August, and November of 1998, respectively, the Company repurchased the remaining installments of 271,000 shares, each for approximately $15 million.

5.   Contingencies:

     Environmental Matters - The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At July 4, 1999, the accrued liability for environmental remediation of $31.7 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $10.3 million, representing the present value of those reimbursements at July 4, 1999. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace acquisition, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately
     4.5 percent.

     The following is a summary of the Company's amounts recorded for environmental remediation at July 4, 1999 (in thousands):

                                        Accrued          Environmental Costs --
                              Environmental Liability   Reimbursement Receivable
     ------------------------------------------------- -------------------------
     Amounts (Payable)/Receivable         $(41,056)                $14,049
     Unamortized Discount                    9,351                  (3,706)
     ------------------------------------------------- -------------------------
     Present Value Amounts
         (Payable)/Receivable             $(31,705)                $10,343
     ================================================= =========================

     At July 4, 1999, the estimated discounted range of reasonably possible costs of environmental remediation is between $31 and $46 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

     In future periods, new laws or regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, the Company's share of the cost of such remedies, changes in the extent and type of site utilization, the number of parties found liable at each site and their ability to pay are all factors that could significantly change the Company's estimates. It is reasonably possible that management's current estimates of liabilities for the above contingencies could change in the near term, as more definitive information becomes available.


     Legal Matters - As a U.S. Government contractor, the Company is subject to defective pricing and cost accounting standards non-compliance claims by the Government. Additionally, the Company has substantial Government contracts and subcontracts, the prices of which are subject to adjustment. The Company believes that resolution of such claims and price adjustments made or to be made by the Government for open fiscal years (1994 through 1999) will not materially exceed the amount provided in the accompanying balance sheets.

     The Company is a defendant in a number of lawsuits that arise out of, and are incidental to, the conduct of its business. Such matters arise out of the normal course of business and relate to product liability, intellectual property, government regulations, including environmental issues, and other issues. Certain of the lawsuits and claims seek damages in very large amounts. In these legal proceedings, no director, officer, or affiliate is a party or a named defendant.

     Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the acquired operations were assumed by the Company except for a few specific lawsuits and disputes including two specific qui-tam lawsuits. Under terms of the purchase agreement with Hercules, the Company's maximum combined settlement liability for both of these qui tam matters was approximately $4 million, which the Company had fully reserved. On May 15, 1998, Hercules announced that it had agreed to a settlement in the first qui tam lawsuit, which has since been approved by the court. Therefore, in July 1998 the Company paid $4 million in full satisfaction of its liability related to these matters.

     In March 1997 the Company received a partially unsealed complaint, in a qui tam action by four former employees (the "Relators") alleging labor mischarging to the Intermediate Nuclear Force (INF) contract, and other contracts. Damages were not specified in this civil suit. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the Aerospace acquisition purchase agreement. In March 1998, the Company and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with Relators' attorney's fees of $150 thousand each, which was paid in April 1998. The Department of Justice declined to intervene in the remaining portion of the complaint. On October 16, 1998 the Company and Hercules settled with the Relators all remaining issues in this action by agreeing to each pay $575 thousand, subject to court approval. On January 21, 1999, the court approved the settlement and entered judgment dismissing the case, subject to the right of the Department of Justice to appeal such approval and dismissal. During early fiscal 2000, the Department of Justice, with minor revisions, approved the settlement and dismissal.

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

     The Company was a defendant in a patent infringement case brought by Cordant Technologies (formerly Thiokol Corporation), which the Company believed was without merit. The plaintiff alleged that the rocket motor insulation used by the Company in certain rocket motors infringed on a patent owned by the plaintiff. The complaint sought trebling of any damages that might have been awarded, based on an allegation of deliberate and willful infringement. The complaint did not quantify the amount of damages sought. Through its analysis of an October 27, 1997, court filing, the Company believed that, based on an economist's expert testimony, Cordant Technologies might seek lost profits, interest and costs of approximately $240 million. Even if the Company was found liable, it believed that damages should be based upon a reasonable royalty of less than $5 million. On March 25, 1999, the Court held invalid the patent that is the subject of the action. The plaintiff filed a notice of appeal on April 23, 1999, and the Company filed a notice of cross appeal on April 30, 1999. On April 13, 1999, the plaintiff and the Company entered into a "standstill agreement" under which the parties have agreed to file a joint motion to the U.S. Court of Appeals for the Federal Circuit for a stay of all proceedings for up to 150 days (now extended to 210 days), during which the parties have agreed to negotiate in good faith to settle the litigation. In the judgment of management, the case will not have a material adverse effect upon the Company's future financial condition or results of operations. However, there can be no assurance that the outcome of the case will not have a material adverse effect on the Company.

     During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advice from its counsel, maintained that the option exercise was invalid and therefore did not perform on the option. The Company's appeal of the validity of the option to the U.S. Court of Appeals for the Federal Circuit, and a subsequent request for a hearing en banc related to the option's validity, were both denied. In late December 1997, the Company was informed by the customer that the Company was being terminated for default on the contract option. Depending on the outcome of the termination for default litigation, which involves allegations unrelated to the validity of the option, management currently believes that the impact to the Company's future operating earnings will not be material.

     During fiscal 1998, the Company identified potential technical and safety issues on its Explosive "D" contracts that, depending on the outcome of the continuing evaluation of these risks and the potentially mitigating solutions, could add cost growth to the program. These potential technical and safety issues have caused the Company to delay contract performance until the issues are resolved to the satisfaction of the Company. As a result, the Government customer has provided the Company notification that it has been terminated for default on the contracts. The Company is currently working closely with the customer to resolve these matters. Based on information known at this time, management believes that the range of reasonably possible additional cost impact that could occur as a result of the potential technical and safety issues on the Explosive "D" program will not be material. However, the ultimate outcome is dependent on the extent to which the Company is able to mitigate these potential risks and ultimately resolve the contractual performance issues on a mutually agreeable basis.

     The Company does not believe that the above contract terminations will have a material adverse impact on the Company's future results of operations, its liquidity, or its financial position.

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

6. Interest paid during the three-month periods ended July 4, 1999, and June 28, 1998, totalled $8.8 million and $2.4 million, respectively. Interest charges under the Company's revolving credit facility are primarily at the London Inter Bank Offering Rate (LIBOR), plus 1.75 percent (which totaled
     7.0 percent at July 4, 1999), and will be subject to change in the future, as changes occur in market conditions and in the Company's financial performance and leverage ratios.

7. Consistent with the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", the Company presents basic earnings per share
     (EPS) and diluted EPS, instead of the primary and fully diluted EPS that were previously required. Basic EPS is computed based upon the weighted average number of common shares outstanding for each period presented. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of redeemable common stock and stock options outstanding during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the three month periods ended July 4, 1999 and June 28, 1998, net income as reported for each respective period, is divided by:

                                                    Quarters Ended
                                            ------------------------------
                                            July 4, 1999     June 28, 1998
        ------------------------------------------------------------------

        Basic EPS:
        - Average Shares Outstanding              10,226            12,713
        ==================================================================

        Diluted EPS:
        - Average Shares Outstanding              10,226            12,713
        - Dilutive effect of options and
           redeemable common shares                  261               314
        ------------------------------------------------------------------

        Diluted EPS Shares Outstanding            10,487            13,027
        ==================================================================

     There were 121,700 and 137,350 stock options that were not included in the computation of diluted EPS for the quarters ended July 4, 1999, and June 28, 1998, respectively, due to the option price being greater than the average market price of the common shares.

8. The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three-month periods ended July 4, 1999, and June 28, 1998. The Company's accounting policies are described in the notes to financial statements in its fiscal 1999 Annual Report on Form 10-K.

9. In March, 1998, the AICPA issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer software Developed or Obtained for Internal Use." Effective April 1, 1999, the Company adopted this SOP. It did not have a material impact to the Company's results of operations or its financial position for the quarter ended July 4, 1999.

10. Certain reclassifications have been made to the fiscal 1999 financial statements, as previously reported, to conform to current classification. These reclassifications did not affect the net income from operations as previously reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Sales

In the quarter ended July 4, 1999, the Company's sales were $272.7 million, an increase of $16.4 million, or 6.4 percent, from $256.3 million for the comparable quarter in the prior year.

Aerospace segment sales were $118.4 million, an increase of $27.2 million, or
29.8 percent from $91.2 million for the comparable quarter in the prior year. The increase is attributable to higher space propulsion sales, up $23 million compared to the comparable quarter of the prior year, primarily driven by increased sales on the Titan and Delta Propulsion programs. Conventional Munitions segment sales were $106.5 million, a decrease of $14.8 million, or
12.2 percent, from $121.3 million for the comparable quarter in the prior year. The decrease was primarily attributable to lower tank ammunition sales. Defense Systems segment sales were $50.2 million, an increase of $5.1 million, or 11.3 percent, from $45.1 million for the comparable quarter in the prior year. The increase was driven primarily by an increase in volume on anti-tank munitions programs.

Company sales for fiscal 2000 are expected to be approximately $1.1 billion.

Gross Margin

The Company's gross margin in the quarter ended July 4, 1999, was $48.1 million or 17.6 percent of sales, compared to $45.2 million, or 17.6 percent of sales for the comparable quarter of the prior year. While the Company's overall gross margin rate in the current year period was consistent with that of the prior year period, the current year period included slightly lower gross margin rate in Aerospace, due to timing of contract revenues as new programs ramp up. This slight decrease was offset by slight margin rate improvements on certain Defense Systems segment fuzing and munitions programs, due to improved cost performance. Conventional Munitions segment margin rate was consistent with the prior year period as margin improvements on medium caliber ammunition programs were offset by charges of approximately $5 million due to cost growth on ordnance reclamation contracts.

Fiscal 2000 gross margin, as a percent of sales, is expected to be in the 18.5 -
19.0 percent range.

Operating Expenses

The Company's operating expenses for the quarter ended July 4, 1999, totaled $19.8 million, or 7.3 percent of sales, compared to $21.3 million, or 8.3 percent of sales for the comparable quarter of the prior year. The overall decrease was driven by reduced selling costs due to the timing of program pursuits in the prior year period, which included significant costs in the Defense Systems segment and in the Conventional Munitions segment which spent approximately $1.3 million in pursuit of the E3 tank ammunition program. These decreases were partially offset by one-time legal and consulting expenditures made during the current year quarter on certain internal company initiatives.

Fiscal 2000 operating expenses, stated as a percent of sales, are expected to be approximately 8.5 percent.

Interest Expense

The Company's net interest expense for the quarter ended July 4, 1999, was $9.0 million, an increase of $3.7 million compared to $5.3 million for the comparable quarter in the prior year. The increase was driven by higher average outstanding debt during the quarter, which was primarily driven by share repurchases in fiscal 1999. See discussion of the Company's share repurchases below.

Income before Income Taxes

The Company's income before income taxes (earnings before taxes, or "EBT") for the quarter ended July 4, 1999 was $19.2 million, compared to $18.6 million for the comparable quarter of the prior year.

Aerospace segment EBT for the quarter ended July 4, 1999, was $19.6 million, an increase of $4.6 million, compared to $15.0 million for the comparable quarter of the prior year. The increase was driven by increased volumes on propulsion programs. Conventional Munitions segment EBT for the quarter ended July 4, 1999, was $1.2 million, compared to $2.2 million for the comparable quarter of the prior year. The decrease is primarily reflective of improved medium caliber ammunition program results, offset by cost growth on ordnance reclamation contracts. Defense Systems segment EBT for the quarter ended July 4, 1999 was $(3.2) million, compared to $(3.9) million for the comparable quarter of the prior year. The loss in the current year quarter reflects improved program performance on munitions programs, offset by a non-recurring $4 million charge to re-value certain long-term assets (primarily fixed assets) to the estimated net realizable value, as the segment's management has elected to pursue disposal by sale of certain assets no longer deemed critical to the business.

Income Taxes

Income tax expense was $4.6 million for the three-month period ended July 4, 1999, compared to $2.8 million for the comparable prior period, representing an effective tax rate of 24% and 15% for the periods ended July 4, 1999 and June 28, 1998, respectively. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for the current fiscal year ending March 31, 2000, is reflective of the Company's best estimate of the fiscal 2000 tax effects associated with its business strategies, as well as the resolution of tax matters during the year.

Net Income

Net income reported for the quarter ended July 4, 1999, was $14.6 million, a decrease of $1.2 million, or 7.6 percent, when compared with net income of $15.8 million for the comparable quarter of the prior year. The overall decrease is the result of increased gross margin due to revenue increases and decreased operating expenses, which were offset by increased interest and income tax expenses.



LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
-----------------------------------------------------

Cash used by operations totaled $40.9 million for the quarter ended July 4, 1999, an increase in usage of $27.8 million, when compared with cash used by operations of $13.1 million in the comparable quarter of the prior year. The increased level of cash usage during the quarter was primarily driven by an increase in cash payments made for payables as well as a decrease in cash provided from receivable collections, which was driven in large part by the timing of cash collections on the Titan and Delta IV space propulsion programs. In addition, technical problems on ammunition systems programs delayed the receipt of cash.

Cash used by investing activities for the quarter ended July 4, 1999, was $6.5 million, a $2.0 million increase in cash used, compared to cash used by investing activities of $4.5 million in the comparable quarter of the prior year. This increase primarily represented increased capital expenditures in the current year in the Aerospace segment to support composites structure business growth associated with the Delta family of rockets. Fiscal 2000 capital expenditures are currently expected to approximate fiscal 1999 expenditures.

As of July 4, 1999, the Company had borrowings of $47.0 million against its $250 million bank revolving credit facility. Additionally, the Company has outstanding letters of credit of $40.8 million, which further reduced amounts available on the revolving credit facility to $162.2 million at July 4, 1999. During the quarter ended July 4, 1999, the Company made additional borrowings under its bank term debt facilities of $29.0 million. These borrowings were made to finance, on a long-term basis, a portion of the Company's stock repurchases which had been made primarily in late fiscal 1999. Scheduled minimum loan payments on the Company's outstanding long-term debt is as follows: fiscal 2000, $31.0 million; fiscal 2001, $55.7 million; fiscal 2002 through 2004, $69.2 million, per year; fiscal 2005, $69.7 million. The Company's total debt (line of credit borrowings, current portion of long-term debt, and long-term debt) as a percentage of total capitalization, was 76 percent on July 4, 1999 and 74 percent on March 31, 1999.

On December 15, 1998, the Company completed the repurchase of 1.7 million shares of its common stock at a price of $77 per share, or approximately $130 million in total. The repurchase occurred via the terms and conditions of a modified "Dutch auction" tender offer (Dutch auction) and was financed under the Company's bank credit facilities.

In connection with the completion of the Dutch auction, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.1 million shares of its common stock. As of July 4, 1999, repurchases of approximately 523 thousand shares have been made under the program, aggregating approximately $41 million. Any repurchases made under this plan would be subject to market conditions and the Company's compliance with its debt convenants. However, there can be no assurance that the Company will purchase all or any portion of the remaining authorized shares, or as to the timing or terms thereof.

On October 24, 1997, the Company entered into an agreement with Hercules Incorporated (Hercules) providing for the disposition of the 3.86 million shares of Alliant common stock then held by Hercules. The shares represented the stock issued by the Company in connection with the March 15, 1995 acquisition of the Hercules Aerospace Company operations from Hercules (the Aerospace acquisition). Under the agreement with Hercules (the "Hercules repurchase"), during the quarter ended December 28, 1997, the Company registered for public offering approximately 2.78 million shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering nor did the Company receive any proceeds from the offering. The remaining 1.1 million shares held by Hercules became subject to a put/call arrangement under which Hercules could require the Company to purchase the shares in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The Company could likewise require Hercules to sell the shares to the Company in four equal installments of 271,000 shares during each of the four calendar quarters of 1998. The price for shares purchased under the put/call arrangement was equal to the per-share net proceeds realized by Hercules in the secondary public offering, $55.32. In late fiscal 1998, the Company did repurchase the first installment of 271,000 shares, for approximately $15 million. In May, August, and November of 1998, respectively, the Company repurchased the remaining installments of 271,000 shares, each for approximately $15 million.

Based on the financial condition of the Company at July 4, 1999, the Company believes that future operating cash flows, combined with the availability of funding, if needed, under its bank revolving credit facilities, will be adequate to fund future growth of the Company as well as to service its long-term obligations.

Contingencies

Environmental Matters - The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At July 4, 1999, the accrued liability for environmental remediation of $31.7 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $10.3 million, representing the present value of those reimbursements at July 4, 1999. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace acquisition, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at July 4, 1999 (in thousands):


                                     Accrued            Environmental Costs --
                             Environmental Liability   Reimbursement Receivable
     ------------------------------------------------ --------------------------
     Amounts(Payable)/Receivable         $(41,056)                  $14,049
     Unamortized Discount                   9,351                   (3,706)
     ------------------------------------------------ --------------------------
     Present Value Amounts
     (Payable)/Receivable                $(31,705)                  $10,343
     ================================================ ==========================

At July 4, 1999, the estimated discounted range of reasonably possible costs of environmental remediation is between $31 and $46 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

In future periods, new laws or regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, the Company's share of the cost of such remedies, changes in the extent and type of site utilization, the number of parties found liable at each site and their ability to pay are all factors that could significantly change the Company's estimates. It is reasonably possible that management's current estimates of liabilities for the above contingencies could change in the near term, as more definitive information becomes available.

Legal Matters - As a U.S. Government contractor, the Company is subject to defective pricing and cost accounting standards non-compliance claims by the Government. Additionally, the Company has substantial Government contracts and subcontracts, the prices of which are subject to adjustment. The Company believes that resolution of such claims and price adjustments made or to be made by the Government for open fiscal years (1994 through 1999) will not materially exceed the amount provided in the accompanying balance sheets.

The Company is a defendant in a number of lawsuits that arise out of, and are incidental to, the conduct of its business. Such matters arise out of the normal course of business and relate to product liability, intellectual property, government regulations, including environmental issues, and other issues. Certain of the lawsuits and claims seek damages in very large amounts. In these legal proceedings, no director, officer, or affiliate is a party or a named defendant.

Under the terms of the agreements relating to the Aerospace acquisition, all litigation and legal disputes arising in the ordinary course of the acquired operations were assumed by the Company except for a few specific lawsuits and disputes including two specific qui-tam lawsuits. Under terms of the purchase agreement with Hercules, the Company's maximum combined settlement liability for both of these qui tam matters was approximately $4 million, which the Company had fully reserved. On May 15, 1998, Hercules announced that it had agreed to a settlement in the first qui tam lawsuit, which has since been approved by the court. Therefore, in July 1998 the Company paid $4 million in full satisfaction of its liability related to these matters.

In March 1997 the Company received a partially unsealed complaint, in a qui tam action by four former employees (the "Relators") alleging labor mischarging to the Intermediate Nuclear Force (INF) contract, and other contracts. Damages were not specified in this civil suit. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the Aerospace acquisition purchase agreement. In March 1998, the Company and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with Relators' attorney's fees of $150 thousand each, which was paid in April 1998. The Department of Justice declined to intervene in the remaining portion of the complaint. On October 16, 1998 the Company and Hercules settled with the Relators all remaining issues in this action by agreeing to each pay $575 thousand, subject to court approval. On January 21, 1999, the court approved the settlement and entered judgment dismissing the case, subject to the right of the Department of Justice to appeal such approval and dismissal. During early fiscal 2000, the Department of Justice, with minor revisions, approved the settlement and dismissal.

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

The Company was a defendant in a patent infringement case brought by Cordant Technologies (formerly Thiokol Corporation), which the Company believed was without merit. The plaintiff alleged that the rocket motor insulation used by the Company in certain rocket motors infringed on a patent owned by the plaintiff. The complaint sought trebling of any damages that might have been awarded, based on an allegation of deliberate and willful infringement. The complaint did not quantify the amount of damages sought. Through its analysis of an October 27, 1997, court filing, the Company believed that, based on an economist's expert testimony, Cordant Technologies might seek lost profits, interest and costs of approximately $240 million. Even if the Company was found liable, it believed that damages should be based upon a reasonable royalty of less than $5 million. On March 25, 1999, the Court held invalid the patent that is the subject of the action. The plaintiff filed a notice of appeal on April 23, 1999, and the Company filed a notice of cross appeal on April 30, 1999. On April 13, 1999, the plaintiff and the Company entered into a "standstill agreement" under which the parties have agreed to file a joint motion to the U.S. Court of Appeals for the Federal Circuit for a stay of all proceedings for up to 150 days (now extended to 210 days), during which the parties have agreed to negotiate in good faith to settle the litigation. In the judgment of management, the case will not have a material adverse effect upon the

Company's future financial condition or results of operations. However, there can be no assurance that the outcome of the case will not have a material adverse effect on the Company.

During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advice from its counsel, maintained that the option exercise was invalid and therefore did not perform on the option. The Company's appeal of the validity of the option to the U.S. Court of Appeals for the Federal Circuit, and a subsequent request for a hearing en banc related to the option's validity, were both denied. In late December 1997, the Company was informed by the customer that the Company was being terminated for default on the contract option. Depending on the outcome of the termination for default litigation, which involves allegations unrelated to the validity of the option, management currently believes that the impact to the Company's future operating earnings will not be material.

During fiscal 1998, the Company identified potential technical and safety issues on its Explosive "D" contracts that, depending on the outcome of the continuing evaluation of these risks and the potentially mitigating solutions, could add cost growth to the program. These potential technical and safety issues have caused the Company to delay contract performance until the issues are resolved to the satisfaction of the Company. As a result, the Government customer has provided the Company notification that it has been terminated for default on the contracts. The Company is currently working closely with the customer to resolve these matters. Based on information known at this time, management believes that the estimated range of reasonably possible additional cost impact that could occur as a result of the potential technical and safety issues on the Explosive "D" program will not be material. However, the ultimate outcome is dependent on the extent to which the Company is able to mitigate these potential risks and ultimately resolve the contractual performance issues on a mutually agreeable basis.

The Company does not believe that the above contract terminations will have a material adverse impact on the Company's future results of operations, its liquidity, or its financial position.

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

YEAR 2000

Background - The Company utilizes a significant amount of information technology ("IT"), such as computer hardware and software, and operating systems ("IT systems"), and non-IT systems, such as applications used in manufacturing, product development, financial business systems and various administrative functions ("non-IT systems"). To the extent that these IT systems and non-IT systems contain source code that is unable to distinguish the upcoming calendar year 2000 from the calendar year 1900 (the "Year 2000 Issue"), some level of modification or replacement of such systems will be necessary. The Company has established a Year 2000 Project Management Plan ("Year 2000 Plan") to identify and address systems requiring such modification or replacement. The Year 2000 Plan also involves assessing the extent to which the Company's suppliers and customers are addressing the Year 2000 Issue. Company management has identified certain business systems, suppliers, and customers as critical to its ongoing business needs ("business critical"). Failure of these business critical systems, suppliers, or customers to become Year 2000 compliant in a timely manner could have a material adverse impact to the Company.

State of Readiness - The Year 2000 Plan, which encompasses both IT and non-IT systems, involves the following five-phase approach to the Year 2000 Issue, with the indicated timetable for completion of business critical items:

                                                              Timetable
   Phase                  Activity                          for Completion       Status
   -----                  --------                          --------------       ------
     1    Ensure Company-wide awareness of the Year
          2000 Issue..................................... September 30, 1997    Completed

     2    Assess the impact of the Year 2000 Issue on
          the Company, and conduct inventories,
          analyze systems, prioritize modification or
          replacement, and develop contingency plans..... January 31, 1998      Completed

     3    Begin modification, replacement or
          elimination of selected platforms,
          applications, databases and utilities, and
          modify interfaces, as appropriate.............. August 31, 1998       Completed

     4    Complete work begun in Phase 3, and test,                             Substantially
          verify and validate all systems................ September 30, 1999    Completed

     5    Implement modified or replaced platforms,                             Substantially
          applications, databases and utilities.......... September 30, 1999    Completed

The Company is not aware of any problems reasonably likely to occur as a result of third party failures to address the Year 2000 Issue. Extensive work was done to ensure supplier issues were highlighted and prioritized. Suppliers were requested to provide a Year 2000 Issue status on their products, operating systems, suppliers and facilities and visits were made to numerous key suppliers. Contact is occurring on a periodic basis to secure additional information from suppliers on specific Year 2000 Issues and to ensure that no issues arise as the year progresses. Phase 4 activity encompasses supplier visits and phone interviews, final testing, and preparation for complete system implementation. Phase 4 and 5 activities for business critical items are substantially complete, except for specific items where validating actions have been rescheduled into mid-1999 to accommodate business requirements. Critical actions and completion dates have been identified to ensure that no business critical system will pass its respective time-horizon-to-failure date.

The Company has utilized the services of several independent industry consultants to assist it in assessing the reliability of its risk and cost estimates. The Company's schedule for completing all internal Year 2000 actions, other than manual actions required on January 1, 2000, are scheduled for completion by September 30, 1999.

Costs - The Company currently estimates that costs associated with modifying or replacing systems affected by the Year 2000 Issue, including the amounts expended in connection with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications as necessary, will be approximately $13 million, compared to the Company's normal, annual IT operating budget of approximately $30 million. These costs are being funded through cash flows from operations. Costs associated with incremental personnel costs, consulting, and hardware and software modifications are being expensed as incurred. The costs of newly purchased hardware and software are being capitalized in accordance with normal policy. The majority of estimated project costs were incurred during fiscal year 1999 and early fiscal 2000, as approximately $11 million had been expended through July 4, 1999. Approximately 40% of the total amount ultimately expended is expected to be for systems modification, and the balance for systems replacement. There are no IT projects which the Company has had to delay due to the Year 2000 Issues that would have a material impact on the Company's results of operations or financial position. The Company continues to review its contractual obligations relative to the Year 2000 Issue, and currently believes that there are no such obligations that would have material impact to the Company's results of operations or its financial position.

Risks - The failure to resolve a material Year 2000 Issue could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial position. Due to the general uncertainty inherent in the Year 2000 Issue, resulting in part from the uncertainty of the Year 2000 Issue readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of failures resulting from the Year 2000 Issue will have a material impact on the Company's results of operations, liquidity or financial position. The Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 Issue and, in particular, about the Year 2000 Issue compliance and readiness of its business critical systems, suppliers, and customers.

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

Contingency Plans - Alliant has been informed that the U.S. Government has resolved the Year 2000 Issues affecting its payment system as of March 1999, which allows about 9 months for testing of the payment system. The Company is working with the Government payment office on a contingency plan that will accommodate a manual billing and payment process in the event the Year 2000 Issues affecting the Government payment system are not successfully resolved in a timely manner. Contingency plans have been established for all business critical Company systems identified as Year 2000 Issues as of August 31, 1998, and contingency plans have also been developed for certain critical suppliers, including identification of back-up supply sources, and consideration of the need to purchase additional critical supplies. Additionally, the Company has developed plans addressing the operation of its facilities during and immediately after the beginning of calendar 2000, to prepare for the possibility of infrastructure failure (i.e., power system failure). All contingency plans will be reviewed during the second quarter of the fiscal year.

Cautionary Statement - The costs of the Year 2000 Plan and the timing in which the Company believes it will implement the Year 2000 Plan are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the success of the Company in identifying systems and programs having Year 2000 Issues, the nature and amount of programming required to upgrade or replace the affected programs, the availability and cost of personnel trained in this area, and the extent to which the Company might be adversely impacted by the failure of third parties (i.e., suppliers, customers, etc.) to remediate their own Year 2000 issues. Failure by the Company and/or its suppliers and customers (in particular, the U.S. Government, on which the Company is materially dependent) to complete Year 2000 Issue compliance work in a timely manner could have a material adverse effect on the Company's operations, its liquidity, and/or its financial position.

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

RISK FACTORS
------------

Certain of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include those relating to fiscal 2000 sales, gross margin, operating expenses, and capital expenditures. Also included are statements relating to the repurchase of Company common stock, the funding of future growth, long-term debt repayment, environmental remediation costs and reimbursement prospects, the financial and operating impact of the resolution of environmental and litigation contingencies in general, resolution of the Cordant Technologies matter, the M117 and Explosive "D" contract terminations for default in particular, and the ultimate cost and impact of the Company's Year 2000 Issue compliance effort. Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Some of these risks and uncertainties are set forth in connection with the applicable statements. Additional risks and uncertainties include, but are not limited to, changes in government spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company's success in program pursuits, program performance, continued access to technical and capital resources, supply and availability of raw materials and components, timely compliance with the technical requirements of the Year 2000 Issue, including timely compliance by the Company's vendors and customers, and merger and acquisition activity within the industry. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

                          PART II -- OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

         In March 1997 the Company received a partially unsealed complaint, filed on an unknown date, in a lawsuit alleging violations of the False Claims Act (known as a qui tam action) by four former employees ("Relators"). The action has since been identified as United States of America ex rel. P. Robert Pratt and P. Robert Pratt, individually vs. Alliant Techsystems Inc. and Hercules Incorporated, which was filed in the United States District Court, Central District of California. The action alleges labor mischarging to the Intermediate Nuclear Force ("INF") contract and other contracts at the Company's Bacchus Works facility in Magna, Utah, which was acquired as part of its acquisition of Hercules Aerospace Company from Hercules. Damages are not specified. The Company and Hercules have agreed to share equally the external attorney's fees and investigative fees and related costs and expenses of this action until such time as a determination is made as to the applicability of the indemnification provisions of the Hercules Aerospace Company Purchase Agreement. In March 1998, the Company and Hercules settled with the Department of Justice on the portion of the complaint alleging labor mischarging to the INF contract and agreed to pay $2.25 million each, together with Relators' attorney's fees of $150,000 each, which amounts were paid in April 1998. The Department of Justice has declined to intervene in the remaining portion of the complaint. On October 16, 1998, the Company and Hercules settled with the Relators and agreed to pay $500,000 each, together with Relators' attorney's fees of $75,000 each, subject to Court approval. On January 21, 1999, the court approved the settlement and entered judgment dismissing the case, subject to the right of the Department of Justice to appeal such approval and dismissal. On March 22, 1999, the Department of Justice filed notice of an intent to appeal. On July 1, 1999, the Company, Hercules and the Relators entered into an amended settlement agreement acceptable to the Department of Justice, which withdrew its notice of intent to appeal on July 6, 1999. A joint motion for entry of an order approving the amended settlement agreement was submitted to the Court for approval on August 2, 1999. Court action on the motion is expected in the near future.

         During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advice from its counsel, maintained that the option exercise was invalid and therefore did not perform on the option. The Company's appeal of the validity of the option to the U.S. Court of Appeals for the Federal Circuit, and a subsequent request for a hearing en banc related to the option's validity, were both denied. In late December 1997, the Company was informed by the customer that the Company was being terminated for default on the contract option. Depending on the outcome of the termination for default litigation, which involves allegations unrelated to the validity of the option, management currently believes that the impact to the Company's future operating earnings will not be material.

         Incorporated herein by reference is note 5 of Notes to Financial Statements included in Item 1 of Part I of this report.

ITEM 5. OTHER INFORMATION

         Attached to this report as Exhibit 99 is a list of the registrant's directors and executive officers, as of the date of this report, which reflects the following changes since June 1, 1999: the addition of Geoffrey B. Courtright, Vice President - Information Technology and Chief Information Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit No.          Description
                  -----------          -----------

                      10       Form of Performance Share Agreement

                      27       Financial Data Schedule

                      99       Alliant Techsystems Inc. Directors and Executive
                                 Officers

         (b)      Reports on Form 8-K.

                  During the quarterly period ended July 4, 1999, the registrant filed the following reports on Form 8-K:

                    Date of Report       Items Reported
                    --------------       --------------

                    May 10, 1999       Item 5. Other Events
                                       Item 7(c). Exhibits

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ALLIANT TECHSYSTEMS INC.


Date: August 12, 1999                          By: /s/ Charles H. Gauck
                                                   -----------------------------
                                             Name: Charles H. Gauck
                                            Title: Vice President and Secretary
                                                   (On behalf of the registrant)


Date: August 12, 1999                          By: /s/ Scott S. Meyers
                                                   -----------------------------
                                             Name: Scott S. Meyers
                                            Title: Vice President, Treasurer and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                            ALLIANT TECHSYSTEMS INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX

Exhibit No.            Description                        Method of Filing
-----------            -----------                        ----------------

    10     Form of Performance Share Agreement ....Filed herewith electronically

    27     Financial Data Schedule ................Filed herewith electronically

    99     Alliant Techsystems Inc. Directors
              and Executive Officers ..............Filed herewith electronically