Form 10-K405/A
period 1999-03-31
ALLIANT TECHSYSTEMS INC
filed 1999-09-09
CIK 866121

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

                         Commission file number 1-10582

                            Alliant Techsystems Inc.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                              41-1672694
--------------------------------     ------------------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

              600 Second Street N.E., Hopkins, Minnesota     55343-8384
------------------------------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code  (612) 931-6000

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
     Title of each class                              on which registered
-------------------------------                     -----------------------
Common Stock, par value $.01                        New York Stock Exchange
Preferred Stock Purchase Rights                     New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 31, 1999, 10,227,721 shares of the registrant's voting common stock were outstanding (excluding 3,635,892 treasury shares). The aggregate market value of such stock held by non-affiliates of the registrant on such date was approximately $848.3 million.

                      Documents Incorporated by Reference:

Portions of the Annual Report to stockholders for the fiscal year ended March 31, 1999 are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement for the 1999 Annual Meeting of stockholders are incorporated by reference into Part III.

                               EXPLANATORY NOTE

     This Form 10-K/A is being filed to amend the registrant's Form 10-K for the fiscal year ended March 31, 1999 to add thereto Exhibit 13, which was inadvertently omitted from the Form 10-K as filed, due to an error by the Company's EDGAR filing agent, which was just discovered by the Company.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLIANT TECHSYSTEMS INC.

Date: September 9, 1999                 By     /s/ Charles H. Gauck
                                          ----------------------------------
                                          Charles H. Gauck
                                          Vice President and Secretary