Form 10-Q
period 1999-10-03
ALLIANT TECHSYSTEMS INC
filed 1999-11-16
CIK 866121

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 3, 1999 or

/_/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                Yes /X/  No /_/

     As of October 31, 1999, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 9,978,515 (excluding 3,885,098 treasury shares).

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   Consolidated Income Statements (Unaudited)


 (In thousands except                                           QUARTERS ENDED                     SIX MONTHS ENDED
   per share data)                                        ----------------------------       ----------------------------
                                                          October 3       September 27       October 3       September 27
                                                            1999              1998             1999              1998
                                                          ----------      ------------       ---------       ------------
Sales                                                     $ 252,789         $ 258,998         $525,510         $ 515,319
Cost of sales                                               200,708           213,564          425,369           424,654
                                                           --------         ---------         --------         ---------
Gross margin                                                 52,081            45,434          100,141            90,665
Operating expenses:
    Research and development                                  2,918             2,137            4,805             3,732
    Selling                                                   5,088             5,734           10,569            14,486
    General and administrative                               14,307            13,162           26,740            24,080
                                                           --------         ---------         --------         ---------
    Total operating expenses                                 22,313            21,033           42,114            42,298
                                                           --------         ---------         --------         ---------
Income from operations                                       29,768            24,401           58,027            48,367
    Miscellaneous income                                         17                77               18                41
                                                           --------         ---------         --------         ---------
Income before interest and income taxes                      29,785            24,478           58,045            48,408
    Interest expense                                         (8,307)           (5,192)         (17,462)          (10,876)
    Interest income                                             140               323              247               667
                                                           --------         ---------         --------         ---------
Income from continuing operations before
    income taxes                                             21,618            19,609           40,830            38,199
Income tax provision                                          5,621             2,941           10,232             5,730
                                                           --------         ---------         --------         ---------
Income from continuing operations                            15,997            16,668           30,598            32,469
Gain on disposal of discontinued
    operations, net of income taxes                           9,450                 -            9,450                 -
                                                           --------         ---------         --------         ---------
Income before extraordinary loss                             25,447            16,668           40,048            32,469
Extraordinary loss on early extinguishment
    of debt, net of income taxes                                  -           (14,627)               -           (14,627)
                                                           --------         ---------         --------         ---------
Net income                                                 $ 25,447         $   2,041         $ 40,048         $  17,842
                                                           ========         =========         ========         =========

Basic earnings per common share:
    Income from continuing operations                      $   1.56         $    1.33          $  2.99         $    2.58
    Discontinued operations                                     .92                 -              .92                 -
    Extraordinary loss                                            -             (1.17)               -             (1.16)
                                                           --------         ---------         --------         ---------
Basic earnings per common share                            $   2.48         $     .16         $   3.91         $    1.42
                                                           ========         =========         ========         =========
Diluted earnings per common share:
    Income from continuing operations                      $   1.53         $    1.30         $   2.92         $    2.51
    Discontinued operations                                     .90                 -              .90                 -
    Extraordinary loss                                            -             (1.14)               -             (1.13)
                                                           --------         ---------         --------         ---------
Diluted earnings per common share                          $   2.43         $     .16         $   3.82         $    1.38
                                                           ========         =========         ========         =========

Average number of common shares
 (thousands)                                                 10,240            12,502           10,233            12,607
                                                           ========         =========         ========         =========
Average number of common and
 dilutive shares (thousands)                                 10,457            12,813           10,471            12,918
                                                           ========         =========         ========         =========


See Notes to Consolidated Financial Statements

                    Consolidated Balance Sheets (Unaudited)


                                                                 ----------------------     --------------------
(In thousands except share data)                                     October 3, 1999           March 31, 1999
                                                                 ----------------------     --------------------
Assets
Current assets:
    Cash and cash equivalents                                    $        28,871            $          21,078
    Receivables                                                          225,217                      233,499
    Net inventory                                                         50,508                       44,030
    Deferred income tax asset                                             41,912                       41,912
    Other current assets                                                   5,520                        2,589
                                                                 ---------------            -----------------
                  Total current assets                                   352,028                      343,108
Net property, plant, and equipment                                       332,562                      335,751
Goodwill                                                                 125,092                      127,799
Prepaid and intangible pension assets                                     77,738                       77,552
Other assets and deferred charges                                          8,995                       10,108
                                                                 ---------------            -----------------
                  Total assets                                   $       896,415            $         894,318
                                                                 ===============            =================
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                            $        51,375            $          36,500
    Line of credit borrowings                                             17,000                            -
    Accounts payable                                                      61,355                       93,991
    Contract advances and allowances                                      35,116                       49,456
    Accrued compensation                                                  24,841                       32,433
    Accrued income taxes                                                  18,546                       13,075
    Other accrued liabilities                                             56,751                       61,033
                                                                 ---------------            -----------------
                  Total current liabilities                              264,984                      286,488
Long-term debt                                                           305,118                      305,993
Post-retirement and post-employment benefits liability                   124,006                      128,279
Other long-term liabilities                                               54,999                       54,835
                                                                 ---------------            -----------------
                  Total liabilities                              $       749,107            $         775,595
Contingencies
Common stock - $.01 par value
    Authorized - 20,000,000 shares
    Issued and outstanding 10,153,939 shares at
    October 3, 1999 and 10,284,530 at March 31, 1999             $           139            $             139
Additional paid-in-capital                                               237,247                      238,513
Retained earnings                                                        163,405                      123,357
Unearned compensation                                                     (3,418)                      (3,289)
Pension liability adjustment                                              (2,940)                      (2,940)
Common stock in treasury, at cost (3,704,674 shares held at
    October 3, 1999 and 3,579,083 at March 31, 1999)                    (247,125)                    (237,057)
                                                                 ---------------            -----------------
                  Total stockholders' equity                     $       147,308            $         118,723
                                                                 ---------------            -----------------
                  Total liabilities and stockholders' equity     $       896,415            $         894,318
                                                                 ===============            =================

See Notes to Consolidated Financial Statements

               Consolidated Statements of Cash Flows (Unaudited)


(In thousands)                                                                       SIX MONTHS ENDED
                                                                       -------------------    --------------------
                                                                         October 3, 1999       September 27, 1998
                                                                       -------------------    --------------------
Operating activities
Net income                                                               $       40,048         $      17,842
Adjustments to net income to arrive at cash provided by
     (used for) operations:
            Depreciation                                                         19,917                19,424
            Amortization of intangible assets and unearned
                  compensation                                                    4,587                 2,954
            Extraordinary loss on early extinguishment
                  of debt                                                             -                17,208
            Loss on disposal of property                                            499                   367
            Changes in assets and liabilities:
                  Receivables                                                     8,282                 2,052
                  Inventory                                                      (6,478)                2,320
                  Accounts payable                                              (32,636)              (12,588)
                  Contract advances and allowances                              (14,341)              (12,927)
                  Accrued compensation                                           (7,592)               (8,788)
                  Accrued income taxes                                            5,471                 1,837
                  Accrued restructuring and facility consolidation                    -                (2,295)
                  Accrued environmental liability                                   (42)                 (274)
                  Pension and post-retirement benefits                           (4,067)               (4,273)
                  Other assets and liabilities                                   (7,027)              (23,475)
                                                                         --------------         -------------
Cash provided by (used for) operations                                            6,621                  (616)
                                                                         --------------         -------------
Investing activities
Capital expenditures                                                            (17,219)              (13,688)
Acquisition of business                                                               -                (1,100)
Proceeds from disposition of property, plant, and equipment                         (59)                  260
                                                                         --------------         -------------
Cash used for investing activities                                              (17,278)              (14,528)
                                                                         --------------         -------------
Financing activities
Net borrowings on line of credit                                                 17,000               159,000
Payments made on bank debt                                                      (15,000)               (8,834)
Payments made to extinguish high yield debt                                           -              (152,997)
Proceeds from issuance of long-term debt                                         29,000                     -
Net purchase of treasury shares                                                 (13,868)              (29,213)
Proceeds from exercised stock options                                             1,318                 1,626
                                                                        ---------------         -------------
Cash provided by (used for) financing activities                                 18,450               (30,418)
                                                                         --------------         -------------
Increase (decrease) in cash and cash equivalents                                  7,793               (45,562)
Cash and cash equivalents - beginning of period                                  21,078                68,960
                                                                         --------------         -------------
Cash and cash equivalents - end of period                                $       28,871         $      23,398
                                                                         ==============         =============

See Notes to Consolidated Financial Statements

            Notes to Consolidated Financial Statements (Unaudited)

1. During the six-months ended October 3, 1999, the Company made principal payments on its bank term debt of $15.0 million. At October 3, 1999, the Company had borrowings of $17.0 million against its $250 million bank revolving credit facility. Additionally, the Company had outstanding letters of credit of $41.0 million, which further reduced amounts available on the revolving facility to $192.0 million at October 3, 1999.

     The remaining scheduled minimum loan payments on outstanding long-term debt are as follows: fiscal 2000, $23.6 million; fiscal 2001, $55.7 million; fiscal 2002 through 2004, $69.2 million, per year; fiscal 2005, $69.7 million.

2. The major categories of current and long-term accrued liabilities are as follows (in thousands):

                                                                      Period Ending
                                                 ------------------------------------------------------------
                                                       October 3, 1999                March 31, 1999
     ---------------------------------------------------------------------------------------------------------
      Employee benefits and insurance                    $  21,994                      $  30,231
      Legal accruals                                        10,391                         10,045
      Other accruals                                        24,366                         20,757
     ---------------------------------------------------------------------------------------------------------
      Other accrued liabilities-current                  $  56,751                      $  61,033
     ---------------------------------------------------------------------------------------------------------
      Environmental remediation liability                $  18,002                      $  18,044
      Deferred tax liability                                25,870                         25,870
      Supplemental employee retirement plan                 11,159                         10,953
      Other                                                    (32)                           (32)
     ---------------------------------------------------------------------------------------------------------
      Other long-term liabilities                        $  54,999                      $  54,835
     ---------------------------------------------------------------------------------------------------------

     The decrease in employee benefits and insurance since March 31, 1999 is reflective of payments made during the six-month period ended October 3, 1999, for previously accrued employee payroll taxes.

3. Tax payments of $4.7 and $1.3 million were paid for alternative minimum taxes during the six-month periods ended October 3, 1999, and September 27, 1998, respectively.

     The Company's provision for income taxes included both federal and state income taxes. Income tax expense on continuing operations was $5.6 and $10.2 million for the three and six-month periods ended October 3, 1999, compared to $2.9 and $5.7 million for the comparable prior periods. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for the current fiscal year ending March 31, 2000 is reflective of the Company's best estimate of the fiscal 2000 tax effects associated with its business strategies, as well as the resolution of tax matters during the year.

4. On December 15, 1998, the Company completed the repurchase of 1.7 million shares of its common stock at a price of $77 per share, or approximately $130 million in total. The repurchase occurred via the terms and conditions of a modified "Dutch auction" tender offer (Dutch auction) and was financed under the Company's bank credit facilities.

     In connection with the completion of the Dutch auction, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.1 million shares of its common stock. As of October 3, 1999, repurchases of 638 thousand shares have been made under the program, aggregating approximately $48.6 million. On October 26, 1999 the Company's Board of Directors authorized the Company to make additional share repurchases (over and above the 1.1 previously authorized) of up to 1.0 million shares of its common stock. Any repurchases made under these authorizations would be subject to market conditions and the Company's compliance with its debt covenants. As of October 3, 1999, the Company's debt covenants would allow the Company to make additional repurchases of approximately $90 million of the Company's stock. There can be no assurance that the Company will purchase all or any portion of the shares, or as to the timing or terms thereof.

5. Contingencies:

  Environmental Matters - The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At October 3, 1999, the accrued liability for environmental remediation of $31.1 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $9.6 million, representing the present value of those reimbursements at October 3, 1999. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in the Aerospace acquisition, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent.

  The following is a summary of the Company's amounts recorded for environmental remediation at October 3, 1999 (in thousands):


                                                   Accrued                     Environmental Costs --
                                           Environmental Liability            Reimbursement Receivable
-----------------------------------------------------------------------------------------------------------
Amounts (Payable)/Receivable                      $(40,421)                             $13,351
Unamortized Discount                                 9,351                               (3,706)
-----------------------------------------------------------------------------------------------------------
Present Value Amounts
 (Payable)/Receivable                             $(31,070)                             $ 9,645
-----------------------------------------------------------------------------------------------------------

  At October 3, 1999, the estimated discounted range of reasonably possible costs of environmental remediation is between $31 and $46 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

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

  The Company has agreed to settle the civil action captioned United States v. Alliant Techsystems Inc., which was filed in the U.S. District Court for the District of Minnesota on March 10, 1997, alleging violations of the False Claims Act, the Truth in Negotiations Act, and common law and equitable theories of recovery, in connection with a contract for the AT4 shoulder-fired weapon. Under the terms of the settlement, the Company will pay $1.3 million, including interest, but will not admit to any liability for either fraud or violation of the False Claims Act.

  The patent infringement case brought against the Company by Cordant Technologies (formerly Thiokol Corporation), which was filed in the U.S. District Court for the District of Delaware on November 15, 1995, was dismissed by the U.S. Court of Appeals for the Federal Circuit on September 29, 1999. The dismissal followed an agreement by the parties to dismiss the action with prejudice and to resolve future rocket motor patent related disputes, if any, under a specified alternative dispute resolution mechanism.

  During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advice from its counsel, maintained that the option exercise was invalid and therefore did not perform on the option. The Company's appeal of the validity of the option to the United States Court of Appeals for the Federal Circuit, and subsequent request for a hearing en banc related to the option's validity, were both denied. In late December 1997, the Company was informed by the customer that the Company was being terminated for default on the contract option. Depending on the outcome of the termination for default litigation, which involves allegations unrelated to the validity of the option, management currently believes that the impact to the Company's future operating earnings will not be material.

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

6. Interest paid during the six-month periods ended October 3, 1999, and September 27, 1998, totaled $17.0 million and $11.2 million, respectively. Interest charges under the Company's revolving credit facility are primarily at the London Inter Bank Offering Rate (LIBOR), plus 2.00 percent (which totaled 7.5 percent at October 3, 1999), and will be subject to change in the future, as changes occur in market conditions and in the Company's financial performance and leverage ratios.

7. Consistent with the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", the Company presents basic earnings per share
     (EPS) and diluted EPS, instead of the primary and fully diluted EPS that were previously required. Basic EPS is computed based upon the weighted average number of common shares outstanding for each period presented. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of redeemable common stock and stock options outstanding during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the three and six month periods ended October 3, 1999 and September 27, 1998, net income as reported for each respective period, is divided by:

                                                         Three-Months Ended                  Six-Months Ended
                                                 ---------------------------------------------------------------------
                                                 Oct. 3, 1999     Sept. 27, 1998     Oct. 3, 1999    Sept. 27, 1998
      ----------------------------------------------------------------------------------------------------------------
      Basic EPS:
      - Average Shares Outstanding                   10,240            12,502           10,233           12,607
      ================================================================================================================

      Diluted EPS:
      - Average Shares Outstanding                   10,240            12,502           10,233           12,607
      - Dilutive effect of options and                  217               311              238              311
         redeemable common shares
      ----------------------------------------------------------------------------------------------------------------

      Diluted EPS Shares Outstanding                 10,457            12,813           10,471           12,918
      ================================================================================================================


     Due to the option price being greater than the average market price of the common shares, there were 274,600 and 273,100 stock options, respectively, that were not included in the computation of diluted EPS for the three and six-month periods ended October 3, 1999, and 500 and 138,850 stock options, respectively, that were not included in the computation of diluted EPS for the comparable periods of the prior year. In addition, for the three and six-month periods ended September 27, 1998, 271,000 common shares, which were subject to the put/call agreement with Hercules were not included in the calculation of diluted EPS, as inclusion of those redeemable shares would have been anti-dilutive.

8. During the quarter ended October 3, 1999, the Company recognized a $9.5 million gain on disposal of discontinued operations (net of $.1 million in taxes), due to resolution of an insurance settlement related to the Company's former demilitarization operations in Ukraine.

9. The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three and six-month periods ended October 3, 1999, and September 27, 1998. The Company's accounting policies are described in the notes to financial statements in its fiscal 1999 Annual Report on Form 10-K.

10. In March 1998, the AICPA issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Effective April 1, 1999, the Company adopted this SOP. It did not have a material impact to the Company's results of operations or its financial position for the three or six-month periods ended October 3, 1999.

11. Certain reclassifications have been made to the fiscal 1999 financial statements, as previously reported, to conform to current classification. These reclassifications did not affect the net income from operations as previously reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Sales

Sales for the quarter ended October 3, 1999 totaled $252.8 million, a decrease of $6.2 million, or 2.4 percent, from $259.0 million for the comparable quarter in the prior year. Aerospace segment sales were $102.8 million, compared to $103.0 million for the comparable quarter in the prior year. Conventional Munitions segment sales were $95.6 million, a decrease of $21.4 million, or 18.3 percent, from $117.0 million for the comparable quarter in the prior year. The decrease was primarily attributable to decreased tank ammunition and propellant sales due to timing of contractual production requirements and replacement of a current production program with the next-generation-round development program. Defense Systems segment sales were $56.4 million, an increase of $16.2 million, or 40.3 percent, from $40.2 million for the comparable quarter in the prior year. The increase was driven primarily by an increase in volume on anti-tank munitions programs and defense electronic sales on the AAR47 contract, which is a missile warning system.

Sales for the six-month period ended October 3, 1999 totaled $525.5 million, an increase of $10.2 million, or 2.0 percent, from $515.3 million for the comparable period of the prior year. Aerospace segment sales for the six-month period ended October 3, 1999 were $221.2 million, an increase of $27.0 million or 13.9 percent, compared to $194.2 million for the comparable period of the prior year. The increase is attributable to higher space propulsion sales, primarily driven by increased sales on the Titan and Delta propulsion programs. Conventional Munitions segment sales were $202.1 million, a decrease of $36.2 million, or 15.2 percent from $238.3 million for the comparable quarter in the prior year. The decrease was primarily attributable to decreased tank ammunition and propellant sales due to timing of contractual production requirements and replacement of a current production program with the next-generation-round development program. Defense Systems segment sales were $106.6 million, an increase of $21.3 million, or 25.0 percent, compared to $85.3 million for the comparable period of the prior year. The increase was primarily driven by an increase in anti-tank munitions volume.

Company sales for fiscal 2000 are expected to be approximately $1.1 billion.

Gross Margin

The Company's gross margin in the quarter ended October 3, 1999, was $52.1 million or 20.6 percent of sales, compared to $45.4 million, or 17.5 percent of sales for the comparable quarter of the prior year. Margin improvements in the current year are due to improved cost performance on certain Defense Systems fuzing and munitions programs, and also due to increased margins on tank ammunition programs at Conventional Munitions. The current year quarter included approximately $3 million of margin arising out of the resolution of cost reimbursement matters, on now complete fuzing contracts. These increases were offset by lower gross margins in the Aerospace segment, due to timing of flight incentives and lower contract revenues as new programs ramp up. Gross margin for the six-month period ended October 3, 1999 totaled $100.1 million, or 19.1 percent of sales, compared to $90.7 million, or 17.6 percent of sales for the comparable period of the prior year. The increase is primarily attributable to improved margins on certain Defense Systems fuzing and munitions programs.

Fiscal 2000 gross margin, as a percent of sales, is expected to be approximately
19.0 percent.

Operating Expenses

The Company's operating expenses for the quarter ended October 3, 1999, totaled $22.3 million, or 8.8 percent of sales, compared to $21.0 million, or 8.1 percent of sales for the comparable quarter of the prior year. Operating expenses for the six-month period ended October 3, 1999 totalled $42.1 million, or 8.0 percent of sales, compared to $42.3 million, or 8.2 percent of sales for the comparable period of the prior year. The overall decrease was driven by reduced selling costs due to the timing of program pursuits in the prior year period, which included significant costs in the Defense Systems segment as well as in the Conventional Munitions segment, which spent approximately $1.7 million in pursuit of the E3 tank ammunition program. These decreases were partially offset by one-time legal and consulting expenditures made during the current year period on certain internal company initiatives.

Fiscal 2000 operating expenses, stated as a percent of sales, are expected to be approximately 8.0 - 8.5 percent.

Interest Expense

The Company's net interest expense for the quarter ended October 3, 1999, was $8.2 million, an increase of $3.3 million, compared to $4.9 million for the comparable quarter in the prior year. Net interest expense for the six-month period ended October 3, 1999 was $17.2 million, an increase of $7.0 million, compared to $10.2 million for the comparable period of the prior year. The increase in the current year expense was driven by higher average outstanding borrowings in the current periods, which was primarily driven by repurchases of the company's stock in fiscal 1999. See discussion of the Company's share repurchases below.

Income before Income Taxes

The Company's income before income taxes (earnings before taxes, or "EBT") for the quarter ended October 3, 1999 was $21.6 million, compared to $19.6 million for the comparable quarter of the prior year. Aerospace segment EBT for the quarter ended October 3, 1999, was $7.8 million, a decrease of $5.4 million, compared to $13.2 million for the comparable quarter of the prior year. The decrease was driven by the timing of flight incentives and lower overall contract margin rates as new programs ramp up. Conventional Munitions segment EBT for the quarter ended October 3, 1999, was $4.1 million, compared to $4.4 million for the comparable quarter of the prior year. The decrease is primarily reflective of reduced tank ammunition and propellant sales due to timing of contractual requirements and replacement of a current production program with the next-generation-round development program. Defense Systems segment EBT for the quarter ended October 3, 1999 was $4.2 million, compared to $(2.9) million for the comparable quarter of the prior year. The increase in the current year quarter reflects improved program performance on certain fuzing and munitions programs and an increase of approximately $3 million arising out of resolution of cost-reimbursement matters on now complete fuzing contracts.

EBT for the six-month period ended October 3, 1999 totaled $40.8 million, an increase of $2.6 million, compared to $38.2 million for the comparable period of the prior year. Aerospace segment EBT for the six-month period ended October 3, 1999, was $27.4 million, compared to $28.2 million for the comparable period of the prior year. Conventional Munitions segment EBT for the six-month period ended October 3, 1999 was $5.3 million, a decrease of $1.3 million, compared to $6.6 million for the comparable period of the prior year. The decrease is primarily due to current year cost growth on ordnance reclamation projects, and reduced tank ammunition and propellant sales. Defense Systems EBT for the six-month period ended October 3, 1999 was $1.0 million, an increase of $7.8 million, compared to $(6.8) million for the comparable period of the prior year. The current year increase is driven by improved program performance on certain fuzing and munitions programs and an increase of approximately $3 million arising out of the resolution of cost reimbursement matters on now complete fuzing contracts, offset by a non-recurring charge of approximately $4.0 million to re-value certain long-term assets (primarily fixed assets) to the estimated net realizable value, as the segment's management has elected to pursue disposal by sale of certain assets no longer deemed critical to the business.

Income Taxes

Income tax expense was $5.6 and $10.2 million for the three and six-month periods ended October 3, 1999, compared to $2.9 and $5.7 million for the comparable periods of the prior year. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for the current fiscal year ending March 31, 2000, is reflective of the Company's best estimate of the fiscal 2000 tax effects associated with its business strategies, as well as the resolution of tax matters during the year.

Discontinued Operations

During the quarter ended October 3, 1999, the Company recognized a $9.5 million gain on disposal of discontinued operations (net of $.1 million in taxes) due to the resolution of an insurance settlement related to the Company's former demilitarization operations in Ukraine.

Net Income

Net income reported for the quarter ended October 3, 1999, was $25.4 million, an increase of $23.4 million, when compared with net income of $2.0 million for the comparable quarter of the prior year. The overall increase is primarily the result of the absence of an extraordinary loss incurred in the prior year due to the early extinguishment of debt, current year increased gross margins in the Defense Systems segment and an insurance settlement on discontinued operations, offset by current year increases in interest and income tax expenses. Net income for the six-month period ended October 3, 1999 was $40.0 million, an increase of $22.2 million, compared to net income of $17.8 million for the comparable period of the prior year. The increase was primarily driven by the absence of an extraordinary loss incurred in the prior year due to the early extinguishment of debt, current year increased gross margins in the Defense Systems segment, and an insurance settlement on discontinued operations, partially offset by current year increased interest and income tax expense.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
-----------------------------------------------------

Cash provided by operations totaled $6.6 million for the six-months ended October 3, 1999, an increase in cash of $7.2 million, when compared with cash used by operations of $0.6 million in the comparable period of the prior year. The increased level of cash provided from operations during the current year period was driven by increased net income due primarily to the resolution of an insurance settlement related to the company's former demilitarization operations in Ukraine. In addition, cash improved due to the absence of approximately $13 million in payments for legal settlements which occurred in the prior year period including payments for previously settled qui-tam lawsuits. These increases were partially offset by an increase in current year cash used for payables payments.

Cash used by investing activities for the six-months ended October 3, 1999, was $17.3 million, a $2.8 million increase in cash used, compared to cash used by investing activities of $14.5 million in the comparable period of the prior year. This increase primarily represents increased capital expenditures in the current year in the Aerospace segment to support composites structure business growth associated with the Delta family of rockets. Fiscal 2000 capital expenditures are currently expected to approximate fiscal 1999 expenditures.

Cash provided by financing activities for the six-months ended October 3, 1999, was $18.5 million, a $48.9 million increase in cash provided compared to cash used by financing activities of $30.4 million in the comparable period of the prior year. This current year increase is due primarily to prior year borrowings associated with the Company's stock repurchase.

As of October 3, 1999, the Company had borrowings of $17.0 million against its $250 million bank revolving credit facility. Additionally, the Company had outstanding letters of credit of $41.0 million, which further reduced amounts available on the revolving credit facility to $192.0 million at October 3, 1999. During the six-months ended October 3, 1999, the Company made additional borrowings under its bank term debt facilities of $29.0 million. These borrowings were made to finance, on a long-term basis, a portion of the Company's stock repurchases which had been made primarily in late fiscal 1999. Scheduled minimum loan payments on the Company's outstanding long-term debt is as follows: fiscal 2000, $23.6 million; fiscal 2001, $55.7 million; fiscal 2002 through 2004, $69.2 million, per year; fiscal 2005, $69.7 million. The Company's total debt (line of credit borrowings, current portion of long-term debt, and long-term debt) as a percentage of total capitalization, was 72 percent on October 3, 1999 and 74 percent on March 31, 1999.

On December 15, 1998, the Company completed the repurchase of 1.7 million shares of its common stock at a price of $77 per share, or approximately $130 million in total. The repurchase occurred via the terms and conditions of a modified "Dutch auction" tender offer (Dutch auction) and was financed under the Company's bank credit facilities.

In connection with the completion of the Dutch auction, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.1 million shares of its common stock. As of October 3, 1999, repurchases of approximately 638 thousand shares have been made under the program, aggregating approximately $48.6 million. On October 26, 1999, the company's Board of Directors authorized the Company to make additional share repurchases (over and above the 1.1 previously authorized) of up to 1.0 million shares of its common stock. Any repurchases made under these plans would be subject to market conditions and the Company's compliance with its debt covenants. As of October 3, 1999, the Company's debt covenants would allow the Company to make additional repurchases of approximately $90 million of the Company's stock. There can be no assurance that the Company will purchase all or any portion of the shares, or as to the timing or terms thereof.

Based on the financial condition of the Company at October 3, 1999, the Company believes that future operating cash flows, combined with the availability of funding, if needed, under its bank revolving credit facilities, will be adequate to fund future growth of the Company as well as service its long-term obligations.

Contingencies

Environmental Matters - The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At October 3, 1999, the accrued liability for environmental remediation of $31.1 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $9.6 million, representing the present value of those reimbursements at October 3, 1999. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in the Aerospace acquisition, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent.

The following is a summary of the Company's amounts recorded for environmental remediation at October 3, 1999 (in thousands):

                                                       Accrued                         Environmental Costs --
                                               Environmental Liability                Reimbursement Receivable
--------------------------------------------------------------------------------------------------------------------
Amounts (Payable)/Receivable                          $(40,421)                               $13,351
Unamortized Discount                                     9,351                                 (3,706)
--------------------------------------------------------------------------------------------------------------------
Present Value Amounts
(Payable)/Receivable                                  $(31,070)                               $ 9,645
--------------------------------------------------------------------------------------------------------------------

At October 3, 1999, the estimated discounted range of reasonably possible costs of environmental remediation is between $31 and $46 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

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

The Company has agreed to settle the civil action captioned United States v. Alliant Techsystems Inc., which was filed in the U.S. District Court for the District of Minnesota on March 10, 1997, alleging violations of the False Claims Act, the Truth in Negotiations Act, and common law and equitable theories of recovery, in connection with a contract for the AT4 shoulder-fired weapon.
Under the terms of the settlement, the Company will pay $1.3 million, including interest, but will not admit to any liability for either fraud or violation of the False Claims Act.

The patent infringement case brought against the Company by Cordant Technologies (formerly Thiokol Corporation), which was filed in the U.S. District Court for the District of Delaware on November 15, 1995, was dismissed by the U.S. Court of Appeals for the Federal Circuit on September 29, 1999. The dismissal followed an agreement by the parties to dismiss the action with prejudice and to resolve future rocket motor patent related disputes, if any, under a specified alternative dispute resolution mechanism.

During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, having approximate contract value less than $5 million, whereby the customer could require the reclamation of additional quantities, given that such option be exercised within the terms and conditions of the contract. On August 4, 1997, the customer informed the Company that it was exercising the option. The Company, based on advice from its counsel, maintained that the option exercise was invalid and therefore did not perform on the option. The Company's appeal of the validity of the option to the United States Court of Appeals for the Federal Circuit, and subsequent request for a hearing en banc related to the option's validity, were both denied. In late December 1997, the Company was informed by the customer that the Company was being terminated for default on the contract option. Depending on the outcome of the termination for default litigation, which involves allegations unrelated to the validity of the option, management currently believes that the impact to the Company's future operating earnings will not be material.

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

YEAR 2000
---------

Background - The Company utilizes a significant amount of information technology ("IT"), such as computer hardware and software, and operating systems ("IT systems"), and non-IT systems, such as applications used in manufacturing, product development, financial business systems and various administrative functions ("non-IT systems"). To the extent that these IT systems and non-IT systems contain source code that is unable to distinguish the upcoming calendar year 2000 from the calendar year 1900 (the "Year 2000 Issue"), some level of modification or replacement of such systems has been necessary. The Company has established a Year 2000 Project Management Plan ("Year 2000 Plan") to identify and address systems requiring such modification or replacement. The Year 2000 Plan also involves assessing the extent to which the Company's suppliers and customers are addressing the Year 2000 Issue. Company management has identified certain business systems, suppliers, and customers as critical to its ongoing business needs ("business critical"). Failure of these business critical systems, suppliers, or customers to become Year 2000 compliant in a timely manner could have a material adverse impact to the Company.

State of Readiness - The Year 2000 Plan, which encompasses both IT and non-IT systems, involves the following five-phase approach to the Year 2000 Issue, with the indicated timetable for completion of business critical items:

                                                                                     Timetable
  Phase                               Activity                                     for Completion              Status
  -----                               --------                                     --------------              ------
    1      Ensure Company-wide awareness of the Year 2000 Issue..........       September 30, 1997          Completed

    2      Assess the impact of the Year 2000 Issue on the Company, and conduct inventories, analyze systems, prioritize modification
           or replacement, and develop contingency plans.................       January 31, 1998            Completed

    3      Begin modification, replacement or elimination of selected platforms, applications, databases and utilities, and modify
           interfaces, as appropriate....................................       August 31, 1998             Completed

    4      Complete work begun in Phase 3, and test, verify and validate
           all systems...................................................       September 30, 1999          Completed

    5      Implement modified or replaced platforms, applications,
           databases and utilities.......................................       September 30, 1999          Completed

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

The Company has utilized the services of several independent industry consultants to assist it in assessing the reliability of its risk and cost estimates. The Company's schedule for completing all internal Year 2000 actions, other than manual actions required on January 1, 2000, has been substantially completed.

Costs - The Company currently estimates that costs associated with modifying or replacing systems affected by the Year 2000 Issue, including the amounts expended in connection with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications as necessary, will be approximately $13 million (over three fiscal years), compared to the Company's normal, annual IT operating budget of approximately $30 million. These costs are being funded through cash flows from operations. Costs associated with incremental personnel costs, consulting, and hardware and software modifications are being expensed as incurred. The costs of newly purchased hardware and software are being capitalized in accordance with normal policy. The majority of estimated project costs were incurred during fiscal year 1999 and early fiscal 2000, as approximately $12 million had been expended through October 3, 1999. Approximately 40% of the total amount ultimately expended is expected to be for systems modification, and the balance for systems replacement. There are no IT projects which the Company has had to delay due to the Year 2000 Issues that would have a material impact on the Company's results of operations or financial position. The Company continues to review its contractual obligations relative to the Year 2000 Issue, and currently believes that there are no such obligations that would have material impact to the Company's results of operations or its financial position.

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

Contingency Plans - The Company has been informed that the U.S. Government has resolved the Year 2000 Issues affecting its payment system as of March 1999, which allows about 9 months for testing of the payment system. (The Company is working with the Government payment office on a contingency plan that will accommodate a manual billing and payment process in the event the Year 2000 Issues affecting the Government payment system are not successfully resolved in a timely manner.) Contingency plans have been established for all business critical Company systems identified as Year 2000 Issues, and contingency plans have also been developed for certain critical suppliers, including identification of back-up supply sources, and consideration of the need to purchase additional critical supplies. Additionally, the Company has developed plans addressing the operation of its facilities during and immediately after the beginning of calendar 2000, to prepare for the possibility of infrastructure failure (i.e., power system failure). All contingency plans will continue to be reviewed during the third quarter of the fiscal year.

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

RISK FACTORS
------------

Certain of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include those relating to fiscal 2000 sales, gross margin, operating expenses, and capital expenditures. Also included are statements relating to the repurchase of Company common stock, the funding of future growth, long-term debt repayment, environmental remediation costs and reimbursement prospects, the financial and operating impact of the resolution of environmental and litigation contingencies in general, the M117 and Explosive "D" contract terminations for default in particular, and the ultimate cost and impact of the Company's Year 2000 Issue compliance effort. Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Some of these risks and uncertainties are set forth in connection with the applicable statements. Additional risks and uncertainties include, but are not limited to, changes in government spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company's success in program pursuits, program performance, continued access to technical and capital resources, supply and availability of raw materials and components, timely compliance with the technical requirements of the Year 2000 Issue, including timely compliance by the Company's vendors and customers, and merger and acquisition activity within the industry. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

                         PART II -- OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

     The appeals in the patent infringement action captioned Thiokol Corporation (now known as Cordant Technologies Inc.) vs. Alliant Techsystems Inc. and Hercules Incorporated (which was filed in the U.S. District Court for the District of Delaware on November 15, 1995, and decided in the Company's favor on March 25, 1999) were dismissed by the U.S. Court of Appeals for the Federal Circuit on September 29, 1999. The dismissal followed an agreement by the parties to dismiss the appeals with prejudice and to resolve future rocket motor patent related disputes, if any, under a specified alternative dispute resolution mechanism.

     The Company has agreed to settle the civil action captioned United States
v. Alliant Techsystems Inc., which was filed in the U.S. District Court for the District of Minnesota on March 10, 1997, alleging violations of the False Claims Act, the Truth in Negotiations Act, and common law and equitable theories of recovery, in connection with a contract for the AT4 shoulder-fired weapon.
Under the terms of the settlement, the Company will pay $1.3 million, including interest, but will not admit to any liability for either fraud or violation of the False Claims Act.

     Incorporated herein by reference is note 5 of Notes to Consolidated Financial Statements included in Item 1 of Part I of this report.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On August 3, 1999, the registrant held its annual meeting of stockholders.

          (b) At the above annual meeting, the following persons were elected directors to serve until the next annual meeting of stockholders:
               Peter A. Bukowick; Gilbert F. Decker, Thomas L. Gossage; Joel M. Greenblatt; Jonathan G. Guss; David E. Jeremiah; Gaynor N. Kelley; Joseph F. Mazzella; Paul David Miller; Daniel L. Nir; and Michael T. Smith.

          (c) At the above annual meeting, the stockholders voted upon the following proposals: (1) election of directors; (2) ratification of the selection of Deloitte & Touche as independent accountants for the fiscal year ending March 31, 2000; and (3) a stockholder proposal. The votes cast on each of the above proposals were as follows:

          Proposal Number 1:
          -----------------
                                                For          Withheld
                                                ---          --------

           Peter A. Bukowick........           8,883,915        65,248
           Gilbert F. Decker........           8,899,116        50,047
           Thomas L. Gossage........           8,871,966        77,197
           Joel M. Greenblatt.......           8,869,065        80,098
           Jonathan G. Guss.........           8,885,025        64,138
           David E. Jeremiah........           8,924,991        24,172
           Gaynor N. Kelley.........           8,867,041        82,122
           Joseph F. Mazzella.......           8,889,095        60,068
           Paul David Miller........           8,897,037        52,127
           Daniel L. Nir............           8,875,305        73,858
           Michael T. Smith.........           8,927,982        21,181

           Broker non-votes: None

          Proposal Number 2:
          -----------------

           For..................        8,907,695
           Against..............           26,328
           Abstain..............           15,140
           Broker non-votes.....             None


          Proposal Number 3:
          -----------------

           For..................          283,702
           Against..............        7,735,018
           Abstain..............          261,658
           Broker non-votes.....          668,785


ITEM 5. OTHER INFORMATION

     Attached to this report as Exhibit 99 is a list of the registrant's directors and executive officers, as of the date of this report, which reflects the following changes since August 12, 1999: new titles: Richard N. Jowett, Vice President and Treasurer; Mark L. Mele, Vice President - Investor Relations and Strategic Planning; and Scott S. Meyers, Vice President and Chief Financial Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.

            Exhibit No.                         Description of Exhibit
            -----------                         ----------------------

              10.1 Alliant Techsystems Inc. Management Deferred Compensation Plan (incorporated by reference from Exhibit 4 to the registrant's registration statement on Form S-8 filed August 4, 1999 (registration no. 333-84445))

              10.2            Trust Agreement for Alliant Techsystems Inc.
                              Management Deferred Compensation Plan

              10.3 Separation Agreement and General Release between the registrant and John L. Lotzer

              27              Financial Data Schedule

              99              Alliant Techsystems Inc. Directors and Executive
                              Officers


     (b)    Reports on Form 8-K.

            During the quarterly period ended October 3, 1999, the registrant filed no reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALLIANT TECHSYSTEMS INC.


Date: November 12, 1999            By:  /s/ Charles H. Gauck
                                 Name:  Charles H. Gauck
                                Title:  Vice President and Secretary
                                        (On behalf of the registrant)

Date: November 12, 1999            By:  /s/ Scott S. Meyers
                                 Name:  Scott S. Meyers
                                Title:  Vice President and Chief Financial
                                        Officer (Principal Financial Officer)

                           ALLIANT TECHSYSTEMS INC.

                                   FORM 10-Q

                                 EXHIBIT INDEX

The following exhibits are filed herewith electronically or incorporated herein by reference. The applicable Securities and Exchange Commission File Number is 1-10582.

 Exhibit
  Number                        Description of Exhibit                           Method of Filing
 -------                        ----------------------                           ----------------
    10.1    Alliant Techsystems Inc. Management Deferred                   Incorporated by reference from
            Compensation Plan...........................................   Exhibit 4 to the registrant's
                                                                           registration statement on Form S-8
                                                                           filed August 4, 1999 (registration
                                                                           no. 333-84445)

    10.2    Trust Agreement for Alliant Techsystems Inc. Management
            Deferred Compensation Plan..................................   Filed herewith electronically

    10.3    Separation Agreement and General Release between the
            registrant and John L. Lotzer...............................   Filed herewith electronically

    27      Financial Data Schedule.....................................   Filed herewith electronically

    99      Alliant Techsystems Inc. Directors and Executive Officers...   Filed herewith electronically