Form 10-Q
period 2000-01-02
ALLIANT TECHSYSTEMS INC
filed 2000-02-15
CIK 866121

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended January 2, 2000 or

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

                                Yes /X/ No / /

     As of January 31, 2000, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 9,402,307 (excluding 4,461,306 treasury shares).

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Income Statements (Unaudited)

 (In thousands except                                   QUARTERS ENDED                    NINE MONTHS ENDED
                                               --------------   ---------------   -------------    ---------------
    per share data)                               January 2       December 27        January 2       December 27
                                                    2000              1998             2000              1998
                                               --------------   ---------------   -------------    ---------------
Sales                                               $ 244,407       $   274,446      $  769,917         $  789,765
Cost of sales                                         191,254           226,086         616,623            650,740
                                               --------------   ---------------   -------------    ---------------
Gross margin                                           53,153            48,360         153,294            139,025
Operating expenses:
    Research and development                            2,781             1,971           7,586              5,703
    Selling                                             5,552             5,536          16,121             20,022
    General and administrative                         14,595            14,885          41,335             38,966
                                               --------------   ---------------   -------------    ---------------
    Total operating expenses                           22,928            22,392          65,042             64,691
                                               --------------   ---------------   -------------    ---------------
Income from operations                                 30,225            25,968          88,252             74,334
    Miscellaneous expense                                 (29)              (61)            (11)               (19)
                                               --------------   ---------------   -------------    ---------------
Income before interest and income taxes                30,196            25,907          88,241             74,315
    Interest expense                                   (8,088)           (5,213)        (25,550)           (16,089)
    Interest income                                       172               505             419              1,172
                                               --------------   ---------------   -------------    ---------------
Income from continuing operations before
    income taxes                                       22,280            21,199          63,110             59,398
Income tax provision                                    5,794             3,180          16,026              8,910
                                               --------------   ---------------   -------------    ---------------
Income from continuing operations                      16,486            18,019          47,084             50,488
Gain on disposal of discontinued
    operations, net of income taxes                        --                --           9,450                 --
                                               --------------   ---------------   -------------    ---------------
Income before extraordinary loss                       16,486            18,019          56,534             50,488
Extraordinary loss on early extinguishments
    of debt, net of income taxes                           --            (1,661)             --            (16,288)
                                               --------------   ---------------   -------------    ---------------
Net income                                          $  16,486       $    16,358      $   56,534         $   34,200
                                               ==============   ===============   =============    ===============

Basic earnings per common share:
    Income from continuing operations               $    1.67       $      1.50      $     4.64         $     4.06
    Discontinued operations                                --                --             .93                 --
    Extraordinary loss                                     --              (.14)             --              (1.31)
                                               --------------   ---------------   -------------    ---------------
Basic earnings per common share                     $    1.67       $      1.36      $     5.57               2.75
                                               ==============   ===============   =============    ===============
Diluted earnings per common share:
    Income from continuing operations               $    1.65       $      1.45      $     4.55         $     3.96
    Discontinued operations                                --                --             .91                 --
    Extraordinary loss                                     --              (.13)             --              (1.28)
                                               --------------   ---------------   -------------    ---------------
Diluted earnings per common share                   $    1.65       $      1.32      $     5.46         $     2.68
                                               ==============   ===============   =============    ===============

Average number of common shares
 (thousands)                                            9,899            12,047          10,150             12,419
                                               ==============   ===============   =============    ===============
Average number of common and
 dilutive shares (thousands)                           10,025            12,386          10,351             12,740
                                               ==============   ===============   =============    ===============

See Notes to Consolidated Financial Statements

                    Consolidated Balance Sheets (Unaudited)

                                                                   --------------------        --------------------
(In thousands except share data)                                       January 2, 2000            March 31, 1999
                                                                   --------------------        --------------------
Assets
Current assets:
     Cash and cash equivalents                                              $    13,065                 $   21,078
     Receivables                                                                228,228                    233,499
     Net inventory                                                               49,556                     44,030
     Deferred income tax asset                                                   41,912                     41,912
     Other current assets                                                         3,776                      2,589
                                                                   --------------------        -------------------
        Total current assets                                                    336,537                    343,108
Net property, plant, and equipment                                              330,585                    335,751
Goodwill                                                                        125,168                    127,799
Prepaid and intangible pension assets                                            79,172                     77,552
Other assets and deferred charges                                                 8,437                     10,108
                                                                   --------------------        -------------------
        Total assets                                                        $   879,899                 $  894,318
                                                                   ====================        ===================
Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                      $    53,513                 $   36,500
     Line of credit borrowings                                                   33,000                          -
     Accounts payable                                                            54,678                     93,991
     Contract advances and allowances                                            42,699                     49,456
     Accrued compensation                                                        26,202                     32,433
     Accrued income taxes                                                        22,829                     13,075
     Other accrued liabilities                                                   46,141                     61,033
                                                                   --------------------        -------------------
        Total current liabilities                                               279,062                    286,488
Long-term debt                                                                  291,206                    305,993
Post-retirement and post-employment benefits liability                          119,383                    128,279
Other long-term liabilities                                                      54,389                     54,835
                                                                   --------------------        -------------------
        Total liabilities                                                   $   744,040                 $  775,595
Contingencies
Common stock - $.01 par value
     Authorized - 20,000,000 shares
     Issued and outstanding 9,673,645 shares at January
        2, 2000 and 10,284,530 at March 31, 1999                            $       139                 $      139
Additional paid-in-capital                                                      236,848                    238,513
Retained earnings                                                               179,890                    123,357
Unearned compensation                                                            (2,973)                    (3,289)
Pension liability adjustment                                                     (2,940)                    (2,940)
Common stock in treasury, at cost (4,190,268 shares held at
     January 2, 2000 and 3,579,083 at March 31, 1999)                          (275,105)                  (237,057)
                                                                   --------------------        -------------------
        Total stockholders' equity                                          $   135,859                 $  118,723
                                                                   --------------------        -------------------
        Total liabilities and stockholders' equity                          $   879,899                 $  894,318
                                                                   ====================        ===================

See Notes to Consolidated Financial Statements

               Consolidated Statements of Cash Flows (Unaudited)

(In thousands)                                                                             NINE MONTHS ENDED
                                                                           ------------------------   ------------------------
                                                                               January 2, 2000            December 27, 1998
                                                                           ------------------------   ------------------------
Operating activities
Net income                                                                      $    56,534                $    34,200
Adjustments to net income to arrive at cash provided by operations:
            Depreciation                                                             30,093                     28,913
            Amortization of intangible assets and unearned
                Compensation                                                          6,615                      4,407
            Extraordinary loss on early extinguishment
                of debt                                                                   -                     16,288
            Loss on disposal of property                                              1,878                        462
            Changes in assets and liabilities:
                Receivables                                                           5,271                    (30,555)
                Inventory                                                            (5,525)                     9,596
                Accounts payable                                                    (39,312)                     4,398
                Contract advances and allowances                                     (6,757)                    10,396)
                Accrued compensation                                                 (6,231)                    (6,252)
                Accrued income taxes                                                  9,754                      7,521
                Accrued restructuring and facility consolidation                          -                     (2,079)
                Accrued environmental liability                                         (95)                      (524)
                Pension and post-retirement benefits                                 (9,247)                    (6,126)
                Other assets and liabilities                                        (17,383)                   (20,705)
                                                                                -----------                -----------
Cash provided by operations                                                          25,595                     29,148
                                                                                -----------                -----------
Investing activities
Capital expenditures                                                                (27,743)                    27,172)
Acquisition of business                                                                   -                     (1,100)
                                                                                 ----------                -----------
Cash used for investing activities                                                  (27,743)                   (28,272)
                                                                                 ----------                -----------
Financing activities
Net borrowings on line of credit                                                     33,000                          -
Payments made on bank debt                                                          (26,775)                   (48,648)
Payments made to extinguish high yield debt                                               -                   (152,997)
Proceeds from issuance of long-term debt                                             29,000                    350,193
Payments made for debt issue costs                                                        -                     (8,691)
Net purchase of treasury shares                                                     (42,618)                  (175,646)
Proceeds from exercised stock options                                                 1,528                      3,731
                                                                                 ----------                -----------
Cash used for financing activities                                                   (5,865)                   (32,058)
                                                                                 ----------                -----------
Decrease in cash and cash equivalents                                                (8,013)                   (31,182)
Cash and cash equivalents - beginning of period                                      21,078                     68,960
                                                                                 ----------                -----------
Cash and cash equivalents - end of period                                        $   13,065                $    37,778
                                                                                 ==========                ===========

See Notes to Consolidated Financial Statements

            Notes to Consolidated Financial Statements (Unaudited)

1. During the nine-months ended January 2, 2000, the Company made principal payments on its bank term debt of $26.8 million. At January 2, 2000, the Company had borrowings of $33.0 million against its $250 million bank revolving credit facility. Additionally, the Company had outstanding letters of credit of $43.3 million, which further reduced amounts available on the revolving facility to $173.7 million at January 2, 2000.

     The remaining scheduled minimum loan payments on outstanding long-term debt are as follows: fiscal 2000, $11.8 million; fiscal 2001, $55.7 million; fiscal 2002 through 2004, $69.2 million, per year; fiscal 2005, $69.7 million.

     The Company currently has interest rate swaps with a total notional amount of $200 million. Of this total, swaps with a total notional amount of $100 million have 6-year terms and swap interest rates between 6.32 and 6.55 percent (6.43 percent average). The remaining swap has a $100 million notional amount, a swap rate of 6.1 percent, and is effective for 10 years, with a bank cancellation option in January 2001. The fair market value of the Company's interest rate swaps is $2.3 million at January 2, 2000.

2. The major categories of current and long-term accrued liabilities are as follows (in thousands):

                                                                                Period Ending
                                                   -------------------------------------------------------------
                                                               January 2, 2000                 March 31, 1999
     -----------------------------------------------------------------------------------------------------------
      Employee benefits and insurance                               $21,088                        $30,231
      Legal accruals                                                  7,302                         10,045
      Other accruals                                                 17,751                         20,757
     -----------------------------------------------------------------------------------------------------------
      Other accrued liabilities-current                             $46,141                        $61,033
     -----------------------------------------------------------------------------------------------------------

      Environmental remediation liability                           $17,949                        $18,044
      Deferred tax liability                                         25,838                         25,838
      Supplemental employee retirement plan                          10,602                         10,953
     -----------------------------------------------------------------------------------------------------------
      Other long-term liabilities                                   $54,389                        $54,835
     ===========================================================================================================

     The decrease in employee benefits and insurance since March 31, 1999 is reflective of payments made during the nine-month period ended January 2, 2000, for previously accrued employee payroll taxes.

3. Tax payments of $6.1 and $1.4 million were paid for alternative minimum taxes during the nine-month periods ended January 2, 2000, and December 27, 1998, respectively.

     The Company's provision for income taxes includes both federal and state income taxes. Income tax expense on continuing operations was $5.8 and $16.0 million for the three and nine-month periods ended January 2, 2000, compared to $3.2 and $8.9 million for the comparable period of the prior year. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for the current fiscal year ending March 31, 2000 is reflective of the Company's best estimate of the fiscal 2000 tax effects associated with its business strategies, as well as the resolution of tax matters during the year.

4. On December 15, 1998, the Company completed the repurchase of 1.7 million shares of its common stock at a price of $77 per share, or approximately $130 million in total. The repurchase occurred via the terms and conditions of a modified "Dutch auction" tender offer (Dutch auction) and was financed under the Company's bank credit facilities.

     In connection with the completion of the Dutch auction, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.1 million shares of its common stock which was completed in the current quarter. The total cost of repurchases made under the program aggregated approximately $77.8 million. On October 26, 1999 the Company's Board of Directors authorized the Company to make additional share repurchases (over and above the 1.1 million shares previously authorized) of up to 1.0 million shares of its common stock. Any repurchases made under this authorization would be subject to market conditions and the Company's compliance with its debt covenants. As of January 2, 2000, the Company's debt covenants would allow the Company to make additional share repurchases of approximately $60 million of the Company's stock. There can be no assurance that the Company will purchase all or any portion of the shares, or as to the timing or terms thereof.

5.   Contingencies:

     Environmental Matters - The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At January 2, 2000, the accrued liability for environmental remediation of $30.7 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $9.6 million, representing the present value of those reimbursements at January 2, 2000. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in the Aerospace acquisition, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company is in the process of finalizing its investigations for the March 2000 deadline. The Company will notify Hercules of any issues prior to this date. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent.

     The following is a summary of the Company's amounts recorded for environmental remediation at January 2, 2000 (in thousands):

                                                             Accrued             Environmental Costs--
                                                   Environmental Liability      Reimbursement Receivable
     ------------------------------------------------------------------------------------------------------
     Amounts (Payable)/Receivable                          $(40,068)                    $13,259

     Unamortized Discount                                     9,351                      (3,706)
     ------------------------------------------------------------------------------------------------------
     Present Value Amounts
        (Payable)/Receivable                               $(30,717)                    $ 9,553
     ------------------------------------------------------------------------------------------------------

     At January 2, 2000, the estimated discounted range of reasonably possible costs of environmental remediation is between $31 and $46 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

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

6. Interest paid during the nine-month periods ended January 2, 2000, and December 27, 1998, totaled $24.4 million and $14.3 million, respectively. Interest charges under the Company's revolving credit facility are primarily at the London Inter Bank Offering Rate (LIBOR), plus 1.75 percent (which totaled 7.9 percent at January 2, 2000), and will be subject to change in the future, as changes occur in market conditions and in the Company's financial performance and leverage ratios.

7.   The Company conducts its business primarily in three operating segments:
     Conventional Munitions, Aerospace, and Defense Systems. These operating segments are defined based on product similarity and end-use functionality. The following summarizes the Company's results, by operating segment for the current periods:

                                                         Three-Months Ended                  Nine-Months Ended
                                                 --------------------------------------------------------------------

                                                  Jan. 2, 2000      Dec. 27, 1998     Jan. 2, 2000    Dec. 27, 1998
      ---------------------------------------------------------------------------------------------------------------
      Sales from External Customers
      - Conventional Munitions                      $89,175           $108,052          $287,245        $291,912
      - Aerospace                                   108,291             97,712           329,202         343,938
      - Defense Systems                              46,941             68,682           153,470         153,915
      - Corporate                                         -                  -                 -               -
      ---------------------------------------------------------------------------------------------------------------
      Total External Sales                         $244,407           $274,446          $769,917        $789,765
      ---------------------------------------------------------------------------------------------------------------

      Intercompany Sales
      - Conventional Munitions                       $1,372             $2,864            $5,400          $5,325
      - Aerospace                                        73                 45               324              39
      - Defense Systems                                   -                 71                 -             108
      - Corporate                                    (1,445)            (2,980)           (5,724)         (5,472)
      ---------------------------------------------------------------------------------------------------------------
      Total Intercompany Sales                            -                  -                -                -
      ---------------------------------------------------------------------------------------------------------------
      Total Sales                                  $244,407           $274,446          $769,917        $789,765
      ---------------------------------------------------------------------------------------------------------------

      Income before Income Taxes
      - Conventional Munitions                      $10,985             $3,722           $16,329         $10,265
      - Aerospace                                    11,805              7,579            39,224          35,828
      - Defense Systems                              (3,221)             4,688            (2,226)         (2,114)
      - Corporate                                     2,711              5,210             9,783          15,419
      ---------------------------------------------------------------------------------------------------------------
      Total Income before income taxes              $22,280            $21,199           $63,110         $59,398
      ---------------------------------------------------------------------------------------------------------------

8. Basic Earnings Per Share (EPS) is computed based upon the weighted average number of common shares outstanding for each period presented. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of redeemable common stock and stock options outstanding during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the three and nine-month periods ended January 2, 2000 and December 27, 1998, net income as reported for each respective period, is divided by:

                                                        Three-Months Ended                  Nine-Months Ended
                                               ----------------------------------------------------------------------
                                               Jan. 2, 2000        Dec. 27, 1998     Jan. 2, 2000     Dec. 27, 1998
      ---------------------------------------------------------------------------------------------------------------
      Basic EPS:
      - Average Shares Outstanding                  9,899              12,047           10,150           12,419
      ---------------------------------------------------------------------------------------------------------------

      Diluted EPS:
      - Average Shares Outstanding                  9,899              12,047           10,150           12,419
      - Dilutive effect of options and                126                 339              201              321
         redeemable common shares
      ---------------------------------------------------------------------------------------------------------------

      Diluted EPS Shares Outstanding               10,025              12,386           10,351           12,740
      ---------------------------------------------------------------------------------------------------------------

     Due to the option price being greater than the average market price of the common shares, there were 556,500 and 349,600 stock options, respectively, that were not included in the computation of diluted EPS for the three and nine-month periods ended January 2, 2000. There were no anti-dilutive shares for the comparable periods of the prior year.

9. For the nine-months ended January 2, 2000, the Company recognized a $9.5 million gain on disposal of discontinued operations (net of $.1 million in taxes), due to resolution of an insurance settlement related to the Company's former demilitarization operations in Ukraine. This gain was recognized during the quarter ended October 3, 1999.

10. The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three and nine-month periods ended January 2, 2000, and December 27, 1998. The Company's accounting policies are described in the notes to financial statements in its fiscal 1999 Annual Report on Form 10-K.

11. In March 1998, the AICPA issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Effective April 1, 1999, the Company adopted this SOP. It did not have a material impact to the Company's results of operations or its financial position for the three or nine-month periods ended January 2, 2000.

12. Certain reclassifications have been made to the fiscal 1999 financial statements, as previously reported, to conform to current classification. These reclassifications did not affect the net income from operations as previously reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Sales

Sales for the quarter ended January 2, 2000 totaled $244.4 million, a decrease of $30.0 million, or 10.9 percent, from $274.4 million for the comparable quarter in the prior year. Aerospace segment sales were $108.4 million, an increase of $10.6 million, or 10.8 percent, from $97.8 million for the comparable quarter in the prior year. The increase is attributable to increased sales of composite structures for the Delta IV and Atlas V space launch vehicles. Conventional Munitions segment sales were $90.5 million, a decrease of $20.4 million, or 18.4 percent, from $110.9 million for the comparable quarter in the prior year. The decrease was primarily attributable to lower propellant sales, decreased medium caliber ammunition sales caused by relocation of production facilities, and reduced flare sales due to a temporary slowdown in production. Defense Systems segment sales were $46.9 million, a decrease of $21.9 million, or 31.8 percent, from $68.8 million for the comparable quarter in the prior year. The decrease was driven primarily by higher prior year volume on anti-tank munitions programs and the prior year completion of sales on the Outrider(TM) Tactical Unmanned Aerial Vehicle development program.

Sales for the nine-month period ended January 2, 2000 totaled $769.9 million, a decrease of $19.9 million, or 2.5 percent, from $789.8 million for the comparable period of the prior year. Aerospace segment sales for the nine-month period ended January 2, 2000 were $329.6 million, an increase of $37.6 million or 12.9 percent, compared to $292.0 million for the comparable period of the prior year. The increase is attributable to higher Delta and Atlas composite sales and increased sales on the National Missile Defense and Delta propulsion programs. Conventional Munitions segment sales were $292.6 million, a decrease of $56.6 million, or 16.2 percent, from $349.2 million for the comparable quarter in the prior year. The decrease was primarily attributable to decreased propellant sales, reduced tank ammunition sales due to timing of contractual production requirements and replacement of a current production program in the prior year with the next-generation-round development program in the current year, and lower flare sales due to a temporary slowdown in production. Defense Systems segment sales were $153.5 million, compared to $154.1 million for the comparable period of the prior year.

Company sales for fiscal 2000 are expected to be approximately $1.1 billion.

Gross Margin

The Company's gross margin for the quarter ended January 2, 2000, was $53.2 million, or 21.8 percent of sales, compared to $48.4 million, or 17.6 percent of sales for the comparable quarter of the prior year. The margin improvement was due partially to the Conventional Munitions segment increased margins on tank ammunition, reduced costs on ordnance reclamation projects, and the absence of a prior year inventory write-down and contract close-out costs. In addition, margins improved in the Aerospace segment due primarily to improved margins on composite structures during the current quarter. These increases were offset by decreased margins in the Defense Systems segment due to higher costs incurred as a result of technical issues on certain battery and fuzing programs.

Gross margin for the nine-month period ended January 2, 2000 totaled $153.3 million, or 19.9 percent of sales, compared to $139.0 million, or 17.6 percent of sales for the comparable period of the prior year. The increase is primarily attributable to Conventional Munitions, due to improved margins on tank ammunition, and the absence of a prior inventory write-down and contract close-out costs. In addition, Defense Systems margins were positively impacted approximately $3 million due to the resolution of cost reimbursement matters on completed fuzing contracts. Finally, Aerospace's margins were higher due to improved composite structures margins.

Fiscal 2000 gross margin, as a percent of sales, is expected to be approximately
19.0 percent.

Operating Expenses

The Company's operating expenses for the quarter ended January 2, 2000, totaled $22.9 million, or 9.4 percent of sales, compared to $22.4 million, or 8.2 percent of sales for the comparable quarter of the prior year. The increase in the current quarter was driven by higher research and development costs incurred during the quarter. Operating expenses for the nine-month period ended January 2, 2000 totalled $65.0 million, or 8.4 percent of sales, compared to $64.7 million, or 8.2 percent of sales for the comparable period of the prior year. The overall increase was driven by current year increased research and development costs and one-time legal and consulting expenditures made during the current year on certain internal company initiatives. These increases were offset by reduced selling costs due to the timing of program pursuits in the prior year period, which included significant costs in the Defense Systems segment as well as in the Conventional Munitions segment, which spent approximately $2.2 million in pursuit of the M829E3 tank ammunition program, the development program for the next generation tactical tank ammunition round, awarded to the Company in fiscal 1999.

Fiscal 2000 operating expenses, stated as a percent of sales, are expected to be approximately 8.0 - 8.5 percent.

Interest Expense

The Company's net interest expense for the quarter ended January 2, 2000, was $7.9 million, an increase of $3.2 million, compared to $4.7 million for the comparable quarter in the prior year. Net interest expense for the nine-month period ended January 2, 2000 was $25.1 million, an increase of $10.2 million, compared to $14.9 million for the comparable period of the prior year. The increase in the current year expense was driven by higher average outstanding borrowings in the current periods, which was primarily driven by repurchases of the Company's stock in late fiscal 1999 and fiscal 2000. See discussion of the Company's share repurchases below.

Income before Income Taxes

The Company's income before income taxes (earnings before taxes, or "EBT") for the quarter ended January 2, 2000 was $22.3 million, compared to $21.2 million for the comparable quarter of the prior year. Aerospace segment EBT for the quarter ended January 2, 2000, was $11.8 million, an increase of $4.2 million, compared to $7.6 million for the comparable quarter of the prior year. The current quarter increase was driven by increased composite structures margins, and the resolution of cost reimbursement matters on now completed contracts. Conventional Munitions segment EBT for the quarter ended January 2, 2000, was $11.0 million, compared to $3.7 million for the comparable quarter of the prior year. The increase is primarily reflective of higher margins on tank ammunition, reduced costs on ordnance reclamation projects, and the absence of one-time inventory write-downs and contract close-out costs incurred in the prior year, partially offset by current-year reduced margins at the Company's flare production facility due to production slowdown. Defense Systems segment EBT for the quarter ended January 2, 2000 was $(3.2) million, a decrease of $7.9 million, compared to $4.7 million for the comparable quarter of the prior year. The decrease in the current year quarter reflects lower sales and cost growth due to technical issues on certain battery and fuzing programs. In addition, the prior year was affected positively by resolution of cost reimbursement matters on completed contracts.

EBT for the nine-month period ended January 2, 2000 totaled $63.1 million, an increase of $3.7 million, compared to $59.4 million for the comparable period of the prior year. Aerospace segment EBT for the nine-month period ended January 2, 2000, was $39.2 million, compared to $35.8 million for the comparable period of the prior year, driven primarily by higher margins on composite structures. Conventional Munitions segment EBT for the nine-month period ended January 2, 2000 was $16.3 million, an increase of $6.0 million, compared to $10.3 million for the comparable period of the prior year. The increase is primarily due to higher margins on tank ammunition programs, and the absence of a prior year inventory write-down and contract close-out costs. Defense Systems EBT for the nine-month period ended January 2, 2000 was $(2.2) million, compared to $(2.1) million for the comparable period of the prior year. The current year is affected positively by approximately $3 million arising out of the resolution of cost reimbursement matters on now complete fuzing contracts, offset by a non-recurring expense of approximately $4.0 million to re-value certain long-term assets (primarily fixed assets) to the estimated net realizable value, as the segment's management has elected to pursue disposal by sale of certain assets no longer deemed critical to the business.

Income Taxes

Income tax expense was $5.8 and $16.0 million for the three and nine-month periods ended January 2, 2000, compared to $3.2 and $8.9 million for the comparable periods of the prior year. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for the current fiscal year ending March 31, 2000, is reflective of the Company's best estimate of the fiscal 2000 tax effects associated with its business strategies, as well as the resolution of tax matters during the year.

Discontinued Operations

For the nine-months ended January 2, 2000, the Company recognized a $9.5 million gain on disposal of discontinued operations (net of $.1 million in taxes) due to the resolution of an insurance settlement related to the Company's former demilitarization operations in Ukraine. This gain was recognized during the quarter ended October 3, 1999.

Net Income

Net income reported for the quarter ended January 2, 2000, was $16.5 million, compared with net income of $16.4 million for the comparable quarter of the prior year. The slight increase in the current year is due to increased gross margins in the Aerospace and Conventional Munitions segments, offset by current year increases in interest and income tax expenses. Net income for the nine-month period ended January 2, 2000 was $56.5 million, an increase of $22.3 million, compared to net income of $34.2 million for the comparable period of the prior year. The increase was primarily driven by the absence of an extraordinary loss incurred in the prior year due to the early extinguishment of debt, current year increased gross margins in the Aerospace and Conventional Munitions segments, and an insurance settlement on discontinued operations, partially offset by current year increased interest and income tax expense.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
-----------------------------------------------------

Cash provided by operations totaled $25.6 million for the nine-months ended January 2, 2000, a decrease in cash of $3.5 million, when compared with cash provided by operations of $29.1 million in the comparable period of the prior year. The decreased level of cash provided from operations during the current year period was driven by an increase during the current year in cash used for payments on accounts payable. This decrease was offset by increased net income in the current period due primarily to the resolution of an insurance settlement related to the Company's former demilitarization operations in Ukraine, and the absence of prior year costs of approximately $10 million in payments for legal settlements, including payments for previously settled qui-tam lawsuits.

Cash used by investing activities for the nine-months ended January 2, 2000, was $27.7 million, compared to cash used by investing activities of $28.3 million in the comparable period of the prior year. Fiscal 2000 capital expenditures are currently expected to approximate fiscal 1999 expenditures.

Cash used for financing activities for the nine-months ended January 2, 2000, was $5.9 million, a $26.2 million decrease in cash used compared to cash used by financing activities of $32.1 million in the comparable period of the prior year. This decreased usage of cash is due primarily to prior year borrowings associated with the Company's Dutch Auction (see below) stock repurchase and early extinguishments of the Company's high yield debt, offset by issuance of a new bank credit facility.

As of January 2, 2000, the Company had borrowings of $33.0 million against its $250 million bank revolving credit facility. Additionally, the Company had outstanding letters of credit of $43.3 million, which further reduced amounts available on the revolving credit facility to $173.7 million at January 2, 2000. During the nine-months ended January 2, 2000, the Company made additional borrowings under its bank term debt facilities of $29.0 million. These borrowings were made to finance, on a long-term basis, a portion of the Company's stock repurchases which had been made primarily in late fiscal 1999. Remaining scheduled minimum loan payments on the Company's outstanding long-term debt are as follows: fiscal 2000, $11.8 million; fiscal 2001, $55.7 million; fiscal 2002 through 2004, $69.2 million, per year; fiscal 2005, $69.7 million. The Company's total debt (line of credit borrowings, current portion of long-term debt, and long-term debt) as a percentage of total capitalization, was 74 percent on January 2, 2000 and 74 percent on March 31, 1999.

On December 15, 1998, the Company completed the repurchase of 1.7 million shares of its common stock at a price of $77 per share, or approximately $130 million in total. The repurchase occurred via the terms and conditions of a modified "Dutch auction" tender offer (Dutch auction) and was financed under the Company's bank credit facilities.

In connection with the completion of the Dutch auction, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.1 million shares of its common stock which was completed in the current quarter. The total cost of repurchases made under the program aggregated approximately $77.8 million. On October 26, 1999, the Company's Board of Directors authorized the Company to make additional share repurchases (over and above the 1.1 million shares previously authorized) of up to 1.0 million shares of its common stock. Any repurchases made under this authorization would be subject to market conditions and the Company's compliance with its debt covenants. As of January 2, 2000, the Company's debt covenants would allow the Company to make additional repurchases of approximately $60 million of the Company's stock. There can be no assurance that the Company will purchase all or any portion of the shares, or as to the timing or terms thereof.

Based on the financial condition of the Company at January 2, 2000, the Company believes that future operating cash flows, combined with the availability of funding, if needed, under its bank revolving credit facilities, will be adequate to fund future growth of the Company as well as service its long-term obligations.

Contingencies

Environmental Matters - The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At January 2, 2000, the accrued liability for environmental remediation of $30.7 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $9.6 million, representing the present value of those reimbursements at January 2, 2000. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in the Aerospace acquisition, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company is in the process of finalizing its investigations for the March 2000 deadline. The Company will notify Hercules of any issues prior to this date. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent.

The following is a summary of the Company's amounts recorded for environmental remediation at January 2, 2000 (in thousands):

                                                        Accrued                       Environmental Costs--
                                                Environmental Liability              Reimbursement Receivable
---------------------------------------------------------------------------------------------------------------------
Amounts (Payable)/Receivable                           $(40,068)                             $13,259
Unamortized Discount                                      9,351                               (3,706)
---------------------------------------------------------------------------------------------------------------------
Present Value Amounts
(Payable)/Receivable                                   $(30,717)                              $9,553
---------------------------------------------------------------------------------------------------------------------

At January 2, 2000, the estimated discounted range of reasonably possible costs of environmental remediation is between $31 and $46 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

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

                                   YEAR 2000
                                   ---------

Background - The Company utilizes a significant amount of information technology ("IT"), such as computer hardware and software, and operating systems ("IT systems"), and non-IT systems, such as applications used in manufacturing, product development, financial business systems and various administrative functions ("non-IT systems"). To the extent that these IT systems and non-IT systems contain source code that were unable to distinguish the calendar year 2000 from the calendar year 1900 (the "Year 2000 Issue"), some level of modification or replacement of such systems was necessary. The Company established a Year 2000 Project Management Plan ("Year 2000 Plan") to identify and address systems requiring such modification or replacement. The Year 2000 Plan also involved assessing the extent to which the Company's suppliers and customers were addressing the Year 2000 Issue. Company management identified certain business systems, suppliers, and customers as critical to its ongoing business needs ("business critical"). Failure of these business critical systems, suppliers, or customers to become Year 2000 compliant in a timely manner could have had a material adverse impact to the Company.

State of Readiness - The Year 2000 Plan, which encompassed both IT and non-IT systems, involved the following five-phase approach to the Year 2000 Issue, with the indicated timetable for completion of business critical items:

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

The Company is not aware of any material problems that occurred as a result of third party failures to address the Year 2000 Issue. Extensive work was done to ensure supplier issues were highlighted and prioritized. Suppliers were requested to provide a Year 2000 Issue status on their products, operating systems, suppliers and facilities and visits were made to numerous key suppliers. Phase 4 activity encompassed supplier visits and phone interviews, final testing, and preparation for complete system implementation. Critical actions and completion dates were identified to ensure that no business critical system would pass its respective time-horizon-to-failure date.

The Company utilized the services of several independent industry consultants to assist it in assessing the reliability of its risk and cost estimates. The Company's schedule for completing all internal Year 2000 actions has been completed.

Costs - The Company estimates that costs associated with modifying or replacing systems affected by the Year 2000 Issue, including the amounts expended in connection with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications as necessary, were approximately $12 million (over three fiscal years), compared to the Company's normal, annual IT operating budget of approximately $30 million. These costs were funded through cash flows from operations. Costs associated with incremental personnel costs, consulting, and hardware and software modifications were expensed as incurred. The costs of newly purchased hardware and software were capitalized in accordance with normal policy. The majority of estimated project costs were incurred during fiscal year 1999 and early fiscal 2000, as approximately $12 million had been expended through January 2, 2000. Approximately 40% of the total amount ultimately expended was for systems modification, and the balance for systems replacement. There are no IT projects which the Company has had to delay due to the Year 2000 Issues that would have a material impact on the Company's results of operations or financial position. The Company continues to review its contractual obligations relative to the Year 2000 Issue, and currently believes that there are no such obligations that would have material impact to the Company's results of operations or its financial position.

Risks - Although management is not aware of any such issues, the failure to resolve a material Year 2000 Issue could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial position. The Year 2000 Plan significantly reduced the Company's level of uncertainty about the Year 2000 Issue and, in particular, about the Year 2000 Issue compliance and readiness of its business critical systems, suppliers, and customers.

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

The Company currently believes that its Year 2000 Plan was successfully implemented in a timely manner. In the event that the Company would have been unable to implement its Year 2000 Plan in a timely manner, the Company believes that its contingency plans, described below, adequately accommodated its business critical systems in a way that would have prevented a material adverse impact to the Company's results of operations, its liquidity, or its financial position. However, there can be no assurance that the Company and/or relevant third parties successfully resolved all of their Year 2000 Issues or that the Company's contingency plans have been entirely successful in mitigating those issues. Any such failure could have a material adverse effect on the Company's operations, liquidity, or its financial position.

Contingency Plans - Contingency plans were established for all business critical Company systems identified as Year 2000 Issues, and contingency plans were also developed for certain critical suppliers, including identification of back-up supply sources.

Cautionary Statement - The costs of the Year 2000 Plan and the timing in which the Company implemented the Year 2000 Plan were based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there was no assurance that the estimates could have been achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the success of the Company in identifying systems and programs having Year 2000 Issues, the nature and amount of programming required to upgrade or replace the affected programs, the availability and cost of personnel trained in this area, and the extent to which the Company might be adversely impacted by the failure of third parties (i.e., suppliers, customers, etc.) to remediate their own Year 2000 issues. Failure by the Company and/or its suppliers and customers (in particular, the U.S. Government, on which the Company is materially dependent) to complete Year 2000 Issue compliance work in a timely manner could have a material adverse effect on the Company's operations, its liquidity, and/or its financial position.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

     Attached to this report as Exhibit 99 is a list of the registrant's directors and executive officers, as of the date of this report, which reflects the following changes since October 31, 1999: new officer titles: Daryl L. Zimmer, Vice President, General Counsel and Secretary and Paula J. Patineau, Vice President and Senior Financial Officer; delete officers John L. Lotzer and Charles H. Gauck who left the Company; add a new director: Frances D. Cook; and delete a director: Daniel L. Nir.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit No.                   Description of Exhibit
          -----------                   ----------------------

            10.1         Employment Agreement between the registrant and Paul
                         David Miller

            27           Financial Data Schedule

            99           Alliant Techsystems Inc. Directors and Executive
                         Officers


     (b)  Reports on Form 8-K.

          During the quarterly period ended January 2, 2000, the registrant filed no reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ALLIANT TECHSYSTEMS INC.


Date:  February 15, 2000          By:  /s/ Daryl L. Zimmer
                              Name: Daryl L. Zimmer
                                  Title:  Vice President, General Counsel and
                                          Secretary
                                          (On behalf of the registrant)

Date:  February 15, 2000          By:  /s/ Scott S. Meyers
                              Name: Scott S. Meyers
                                  Title: Vice President and Chief Financial
                                         Officer
                                         (Principal Financial Officer)

                           ALLIANT TECHSYSTEMS INC.

                                   FORM 10-Q

                                 EXHIBIT INDEX

The following exhibits are filed herewith electronically or incorporated herein by reference. The applicable Securities and Exchange Commission File Number is 1-10582.

Exhibit
-------
Number      Description of Exhibit                                        Method of Filing
------      ----------------------                                        ----------------
 10.1       Employment Agreement between the registrant and Paul          Filed herewith electronically
            David Miller

 27         Financial Data Schedule .................................     Filed herewith electronically

 99         Alliant Techsystems Inc. Directors and Executive Officers     Filed herewith electronically