Form 10-K405
period 2000-03-31
ALLIANT TECHSYSTEMS INC
filed 2000-06-28
CIK 866121

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission file number 1-10582

Alliant Techsystems Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1672694 (I.R.S. Employer Identification No.)
600 Second Street N.E., Hopkins, Minnesota (Address of principal executive offices)	55343-8384 (Zip Code)

(952) 931-6000
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of May 31, 2000, 9,438,540 shares of the registrant's voting common stock were outstanding (excluding 4,425,073 treasury shares). The aggregate market value of such stock held by non-affiliates of the registrant on such date was approximately $647.5 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2000 Annual Meeting of stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

(a) General Development of Business

    Alliant Techsystems Inc., which is sometimes called the Company or the Registrant in this report, was incorporated as a Delaware corporation and a wholly owned subsidiary of Honeywell Inc. on May 2, 1990. The Company was formed by Honeywell in connection with Honeywell's plan to spin off to its stockholders the following Honeywell business operations: Defense and Marine Systems Business, Test Instruments Division, and Signal Analysis Center. The spin-off became effective on September 28, 1990, when Honeywell transferred to the Company substantially all of the assets and liabilities of these businesses. Honeywell also distributed to its stockholders one share of the Company's Common Stock for every four shares of Honeywell Common Stock they held on October 9, 1990, which was the record date for the spin-off. As a result of the spin-off, 100 percent of the Company's Common Stock was distributed to Honeywell's stockholders on a pro rata basis.

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

    In March 1996, Company management, after evaluating its strategic plans for the future, elected to discontinue its role as an owner of foreign demilitarization businesses located in the former Soviet republics of Ukraine and Belarus. The Company subsequently completed its withdrawal from its Ukraine and Belarus joint ventures. The financial statements included in this report account for this former business as a discontinued operation.

    In February 1997 the Company sold its Marine Systems Group. The financial statements included in this report account for this former business as a discontinued operation.

    The Company's principal executive offices are located at 600 Second Street N.E., Hopkins, Minnesota 55343-8384 (telephone number: (952) 931-6000).

(b) Financial Information About Industry Segments

    The Company's business is conducted in three industry segments: Aerospace, Conventional Munitions and Defense Systems.

(c) Narrative Description of Business

General

    During fiscal year 2000, the Company conducted its business through a number of separate legal entities that are listed on Exhibit 21 to this report. These legal entities are grouped under holding companies corresponding to the Company's three business operating segments: Aerospace, Conventional Munitions, and Defense Systems.

    Many of the Company's products and programs are customarily referred to by customers or in the marketplace by acronyms. Many of these acronyms are included in this report (in parenthesis following the product or program name) for the convenience of subsequent reference, and for the benefit of readers who may be more familiar with the acronyms than with the actual product or program names.

Aerospace

    Alliant Aerospace designs and produces solid rocket propulsion systems for space launch vehicles and strategic missile systems, and composite structures for space launch vehicles, reusable launch vehicles, aircraft, spacecraft, missiles and other applications. Operations are conducted through two operating companies: Alliant Aerospace Propulsion Company and Alliant Aerospace Composite Structures Company.

    Alliant Aerospace Propulsion Company.  Alliant Aerospace Propulsion Company designs, develops and produces solid rocket propulsion systems for U. S. government and commercial applications. Principal products include solid rocket motors for space launch vehicles, strategic missiles and strategic defense.

    The Company is a leading supplier of solid propulsion for space launch vehicles with a broad product portfolio encompassing all vehicle payload classes (small to heavy lift). The Company is presently producing solid propulsion systems for Titan IVB, Delta II, Delta III, Delta IV, Pegasus®, Taurus®, and Minotaur® launch vehicles.

    The Company produces the Titan Solid Rocket Motor Upgrade ("SRMU") space booster for Lockheed Martin Corporation. The SRMU provides the initial stage propulsion (two per vehicle) for the U.S. Air Force upgraded Titan IVB heavy-lift launch vehicle. The Company also has a contract for Titan launch operations support which extends into 2002.

    The Company produces all of the solid strap-on boosters for The Boeing Company's Delta launch vehicle family. This consists of motors for Delta II, Delta III and Delta IV vehicles. Delta II is a medium-lift expendable launch vehicle developed for both government and commercial applications. The Delta II launch vehicle family employs GEM-40's (graphite epoxy motor—40 inch diameter) in multiple configurations using three, four or nine motors. The Company also produces, under contract to Boeing, a larger strap-on GEM-46 booster for the new, enhanced medium-lift Delta III expendable launch vehicle. Each Delta III launch vehicle employs nine solid strap-on boosters. Boeing also awarded the Company a contract to develop and produce a new, even larger GEM-60 booster to be used with versions of the new Delta IV expendable launch vehicle. Delta IV M+ vehicle configurations will employ two or four of these GEM-60 solid strap-on boosters.

    The Pegasus® air launched vehicle is used to deploy small U.S. Government, foreign government and commercial payloads. Each Pegasus® vehicle contains three solid propulsion stages, all of which are produced by the Company for Orbital Sciences Corporation. The three Pegasus® motors are also used as upper stages on Orbital Sciences' Taurus® ground launched vehicle, and two of the motors are used as upper stages on Orbital Sciences' Minotaur® launch vehicle. These vehicles are also used to deploy small U.S. Government and commercial payloads.

    The Company is also developing a vectorable nozzle version of the Delta II GEM-40 booster for use as the first stage of the National Missile Defense (NMD) ground-based interceptor. The Company is under contract to Boeing, the lead systems integrator, for the current developmental program phase. No decision has yet been made regarding future deployment and production of this system.

    The Company's strategic propulsion business consists of one production program and various operational service contracts. The principal strategic propulsion production program is Trident II (D5), a submarine-launched intercontinental ballistic missile composed of three solid propulsion stages. The Company, through a joint venture with the Thiokol Propulsion unit of Cordant Technologies Inc., produces the first, second and third propulsion stages of the Trident II (D5) missile under a contract with Lockheed Martin Corporation. In addition to the Trident II production contract, the Company has contracts with Lockheed Martin to support both the U.S. Navy's existing fleet of Trident I (C4) missiles and the operational D5 units. The Company developed and produced the Peacekeeper third stage motor for the U.S. Air Force, and provides some continuing aging and surveillance services support to the missile system. The Company also continues to provide surveillance services to the U. S. Air Force for Minuteman II third stage motors it previously produced.

    Alliant Aerospace Propulsion Company operations are conducted in Magna, Utah.

    Alliant Aerospace Composite Structures Company.  The composite structures business designs and fabricates a broad range of structures from graphite, aramid, and glass fiber reinforced composite materials. Target markets include both government and commercial users, with a wide variety of applications and structure sizes. Current production programs are concentrated primarily in the space launch vehicle structures, commercial and government aircraft structures, rocket motor case, and space structures segments.

    In the space launch vehicle structures area, the Company is under contract to The Boeing Company to produce composite structures for its new Delta IV family of expendable launch vehicles. The Delta IV structures include the Evolved Expendable Launch Vehicle (EELV)/Delta IV common booster core nose cones, interstages and other large vehicle structures, and a composite 5-meter payload fairing. The Company also produces some large launch vehicle structure components for Lockheed Martin's Atlas V family of expendable launch vehicles. Other launch vehicle structures being produced include the payload fairing for Orbital Sciences' Pegasus®, and aeroskirts for Boeing's Delta III vehicle.

    In the aircraft structures area, the Company has a contract to develop and produce fuselage skins for the BA 609 commercial tilt-rotor aircraft. The Company is also under contract to produce a counterbalance mechanism for the C-17 transport aircraft and the production of composite door springs for Boeing's 767 aircraft. Other new business opportunities being pursued include composite structure components on the V-22 tilt-rotor and Joint Strike Fighter (JSF) military aircraft, and additional aircraft and engine structures.

    The Company also produces composite cases for several solid rocket motors. Current programs include Titan IVB SRMU; GEM motor cases for Delta II, III, and IV; Trident II (D5) first and second stage; and motor cases for motors used in Pegasus®, Taurus® and Minotaur®.

    The space structures business designs and fabricates composite structures components and assemblies for commercial, civil and military satellites. Products include instrument benches and dimensionally stable assemblies, antennae and reflector assemblies, spacecraft bus structures, and other component parts.

    Other composite structures programs and opportunities include components and assemblies for missiles, military land vehicles, and various structures for liquid propulsion tanks and reusable launch vehicles.

    Alliant Aerospace Composite Structures Company operations are conducted in Magna and Clearfield, Utah, and in Iuka, Mississippi.

Conventional Munitions

    Conventional Munitions supplies, designs and develops small and medium caliber ammunition, tank ammunition, munition propellants, commercial gun powders, flares, and solid tactical propulsion systems for the U.S. and allied governments as well as for commercial applications. It operates through five companies: Alliant Ammunition Systems Company; Alliant Ammunition and Powder Company; Alliant

Lake City Small Caliber Ammunition Company; Alliant Kilgore Flares Company, and Alliant Missile Products Company.

    Alliant Ammunition Systems Company.  Alliant Ammunition Systems Company produces, designs, and develops medium caliber ammunition and tank ammunition.

    The Company is a leading supplier of medium caliber ammunition and fuzes. Production programs include 25mm Bushmaster rounds for the U.S. Army's Bradley Fighting Vehicle, the Marine Corps' Light Armored Vehicle, the U.S. Navy's shipboard defense systems, and platforms of U.S. allies; the PGU-32 25mm round for the AV-8B aircraft; the PGU-38 25mm enhanced combat rounds for the U.S. Air Force's AC-130 gunship; Lightweight 30mm ammunition for the Apache helicopter; and the GAU-8/A 30mm family of armor-piercing, high-explosive incendiary, and target practice rounds currently used by the U.S. Air Force's A-10 aircraft and planned for use on the Marine Corps' new Advanced Amphibious Assault Vehicle. Development efforts include improving the performance of medium caliber ammunition for the advanced threats of the future. The Company is also the sole source producer of the M758/M759 and FMU-151 fuzes for medium caliber ammunition.

    In the tank ammunition area the Company produces and develops tactical and training tank rounds that are used for the M1A1/M1A2 Abrams tanks of the U.S. Army, Army Reserve, National Guard, Marine Corps, and U.S. allies. Such rounds include the M830A1 multi-purpose round and the M831A1 and M865 training rounds. The Company is the sole producer of the M830A1 multi-purpose round. The Company is one of two suppliers to the U.S. Government for the M831A1 and M865 training rounds. The Company is currently under contract to the U.S. Army to develop the M829E3 advanced kinetic-energy rounds for future threats.

    Alliant Ammunition Systems Company operations are conducted in New Brighton, Minnesota.

    Alliant Lake City Small Caliber Ammunition Company.  Alliant Lake City Small Caliber Ammunition Company manufactures and develops small caliber ammunition for the U.S. Army, Navy, Air Force and Marine Corps, and U.S. allies. The Company produces approximately 350 million rounds per year of ammunition consisting of 5.56mm, 7.62mm, .30 caliber, and .50 caliber cartridges.

    Alliant Lake City Small Caliber Ammunition Company operations are conducted at the Lake City Army Ammunition Plant in Independence, Missouri, the Army's only small caliber ammunition production facility. The Company took over operation of the facility on April 1, 2000 and is responsible for management of the facility, which includes development of private sector growth in order to enhance the vitality and stability of the Lake City plant.

    In addition to production, the Company performs Independent Research and Development (IR&D) for military ammunition and ammunition manufacture and supports the Army Research Development Engineering Center (ARDEC) at Picatinny Arsenal, NJ for DOD sponsored product design, development and testing. The Company is currently under contract to the U.S. Government for initial production quantities of 5.56mm ammunition incorporating lead-free projectiles. This new "green" ammunition eliminates leaching of lead into the environment at firing ranges and is planned to be phased in over the next several years to replace most of the current ammunition configurations.

    Alliant Ammunition and Powder Company.  Alliant Ammunition and Powder Company manufactures, designs, and develops solid extruded propellant for ammunition and rockets for the U.S. and foreign military services. It also performs load, assemble and pack of medium caliber ammunition and 155mm artillery propelling charges, including the Army's Modular Artillery Charge System. Through New River Energetics, Inc., a wholly owned subsidiary, it also manufactures and commercially markets gun powders for both reloaders and manufacturers of sporting ammunition.

    Primary propellant production programs include propellants for multiple training and war reserve 120mm tank rounds, artillery propelling charges, and 25mm and 30mm ammunition. The Company is also the sole source supplier of Mk90 propellant grains for use in the HYDRA 70 rocket and launch motors for the TOW II missile.

    The Company is a major producer of several types of smokeless nitrocellulose, which is a primary ingredient in the manufacturing of ammunition propellants and powders.

    In addition to the military programs, the Company produces a wide range of commercial gun powders and has activated stand-by military capacity for commercial chemical commodity sales.

    Propellant development opportunities being pursued include improved smokeless gun powder, and modular charges for advanced artillery systems.

    Alliant Ammunition and Powder Company operations are conducted at the Radford Army Ammunition Plant in Radford, Virginia, which is also the U. S. Army's Group Technology Center for propellant development and production. The Company has also been actively involved in relocating Company operations and several commercial businesses onto the Radford facility under the Army Retooling and Manufacturing Support Act (ARMS) initiative. The Company also manages the Sunflower Army Ammunition Plant in DeSoto, Kansas, where it provides general plant management services, including maintenance or demolition of inactive facilities, security and fire protection.

    Alliant Kilgore Flares Company.  The Alliant Kilgore Flares Company produces and develops infrared countermeasure flares, and a wide spectrum of pyrotechnic devices for the U.S. and foreign governments. It also makes pyrotechnics for various commercial activities.

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

    Kilgore is also producing the Mk58 marine location marker that is used by the U.S. Navy.

    Kilgore also supports a variety of intra-company production programs such as primers and tracers for tank ammunition, flashtubes for the GAU-8/A, and critical components for the TERM-KE program.

    The Alliant Kilgore Flares Company operations are conducted in Toone, Tennessee.

    Alliant Missile Products Company.  Alliant Missile Products Company designs, develops and supplies solid propulsion systems, laser initiation devices and advanced warheads for various U.S. Department of Defense tactical weapons. Principal products include solid rocket motors, gas generators and tactical missile warheads for the U.S. Army, Navy and Air Force. It also develops and supplies high-strength, low-weight structures made of metals and composites for use in products such as missile launch tubes and critical parts for ammunition and military aircraft.

    Current production programs include propulsion systems for AMRAAM, Sidewinder, Sparrow, Sensor Fuzed Weapon (SFW), Hellfire II/Longbow, Maverick and TOW II. AMRAAM and SFW are its largest production programs. The SFW system is presently in Full Rate Production and has become one of its largest programs. The Company is the sole source supplier on the SFW submunition propulsion deployment system. AMRAAM is the premier air-to-air missile, and the Company is the sole producer of the rocket motor. The Company has been the U.S. Army's primary supplier of flight motors for TOW II since the program's inception in 1981. Production programs in related areas include warheads for the Maverick, Hellfire, Longbow and AMRAAM missile systems, metal cases for the U.S. Army's Tactical

Missile System (ATACMS) surface-to-surface missile, gas generators for the Trident II (D5) and Tomahawk Cruise missiles, composite launch tubes for the Army's Javelin anti-tank missile, and composite overwrapped pressure vessels for use on satellites.

    Major development programs include the propulsion systems for the Evolved Sea Sparrow Missile (ESSM), the AIM-9X Evolved Sidewinder, the AMRAAM Propulsion Enhancement Program (PEP), the Predator anti-tank system (Predator), and the advanced smart 120mm kinetic energy tank round (TERM-KE). The Company is co-developing the propulsion system for the ESSM program, which is a NATO program involving 13 nations. Raytheon Systems Company is the prime contractor. The prime contractor on Predator is Lockheed Martin Corporation, and the prime contractor on TERM-KE is Alliant Defense Electronics Systems, Inc., a Defense Systems operating company. The Company is the sole propulsion source on both Predator and TERM-KE. The Company is developing and producing composite structures for the F-22 fighter being developed by Lockheed Martin Corporation and the M829E3 advanced tank ammunition being developed by Alliant Ammunition Systems Company. Other new business opportunities being pursued include the Standard Missile Second Stage, and the Advanced Gun System Land Attack Projectile.

    In advanced warhead systems, the Company currently has contracts for the production of warheads for the Hellfire/Longbow and AMRAAM missiles, and a contract for the development of the Brimstone warhead.

    In January 1999, the Company signed a product and strategic alliance agreement with Raytheon Company under which the Company will act as a preferred strategic supplier to Raytheon.

    Alliant Missile Products Company operations are conducted in Rocket Center, West Virginia.

Defense Systems

    Alliant Defense Systems designs, develops and supplies munitions, weapon systems, secure electronics, threat warning devices, warheads, fuzes and batteries to the U.S. and allied governments. Operations are conducted through Alliant Integrated Defense Company, Alliant Defense Electronics Systems, Inc., Alliant Precision Fuze Company, and Alliant Power Sources Company.

    Alliant Integrated Defense Company.  Alliant Integrated Defense Company develops and produces barrier and demolition munitions, weapons systems, SADARM and secure electronics.

    Barrier Systems.  The Company is producing and developing advanced barrier systems for delivery from trucks, tracked vehicles and helicopters. Primary production programs are the Volcano system, a modular barrier system delivered from ground and air platforms, and Shielder, a Vehicle-Launched Smart Anti-tank Munition System, for which the Company is the system prime contractor to the U.K.'s Ministry of Defense. The Company is pursuing several other international opportunities in this area. In early calendar year 2000 the Government announced its intention to award the Company a co-prime contract to develop the next generation hand emplaced barrier system. The objective of this Anti-Personnel Landmine Alternative (APLA) program is to design and demonstrate an integrated barrier system with positive command and control capabilities as an alternative to current potentially indiscriminate land mines and mine fields. This will provide an increased measure of operational effectiveness and elimination of risks to friendly troops and civilians. In addition, in April 2000, the Company was awarded an Army/Defense Advanced Research Projects Agency (DARPA) contract to develop potential alternative concepts for barrier systems as we know them today. The combination of these two awards puts the Company at the leading edge of barrier system development in the United States. The Company has developed the Fighting Position Excavator (Badger) for U.S. and international applications. The Badger allows the soldier to significantly reduce foxhole digging time while increasing safety and effectiveness.

    Weapon Systems.  The Company is developing the Objective Individual Combat Weapon (OICW). OICW is a lightweight, shoulder-fired weapon designed to selectively replace the M16 rifle/M203 grenade launcher. The system consists of a combinatorial weapon, ballistic fire control system and thermal sight, and both a 20mm high explosive (HE) bursting munition with a remote autonomous fuze and a 5.56mm kinetic energy round. The Company is responsible for systems integration and development of the weapon system and the HE ammunition. In late 1999 the Government announced its intention to award the Company a multi-year risk reduction contract for the OICW system.

    SADARM.  The Company, together with the prime contractor, Aerojet (a business segment of GenCorp., Inc.), is the developer and producer of the Sense and Destroy Armor (SADARM) munition. SADARM has entered low rate initial production (LRIP), and is presently the only tube artillery smart munition in production. The SADARM munition is used on 155mm Howitzers and combines millimeter wave and infrared sensor and signal processing technologies.

    Secure Electronics.  The Company is a certified US Government producer of Selective Availability Anti-Spoofing Modules (SAASM). SAASM is key to providing secure communications between global positioning system (GPS) satellites and air or ground based military GPS receivers which are critical to highly accurate navigation systems. In calendar year 1999 the Company won two key SAASM contracts. The Combat Survivor Evader Locator (CSEL) program positions the Company in the handheld receiver market, and the Guided Multiple Launch Rocket System (GMLRS) contract positions the Company in the tactical missile guidance market for secure electronics. U.S. Department of Defense policy currently directs that all GPS based systems will be equipped with SAASM. The Company's SAASM is currently being evaluated for other potential applications in these two areas.

    New business opportunities being pursued include Scatterable Anti-Tank Systems, Advanced Weapon Systems, Secure Electronics, and the Navy's Advanced Gun System Land Attack projectile.

    Alliant Integrated Defense Company operations are conducted at Hopkins and Elk River, Minnesota.

    Alliant Defense Electronics Systems, Inc.  Alliant Defense Electronics Systems products include AAR-47, Defense Information and TERM.

    AAR-47.  The Company is producing the AAR-47 Missile Warning System (MWS), a passive electro-optic threat warning device used to protect low, slow flying helicopters and fixed wing aircraft against attack from ground-to-air-missiles. The Company completed a production contract for the system and is currently engaged in a central processor unit (CPU) upgrade (both hardware and software) for improved probabilities of detection, longer warning times, and lower false alarm rates. Production of the upgraded CPU began in fiscal year 1999 and will be completed in October 2000, four months ahead of contract schedule. The Company also won a competitive bid for an upgraded, higher performance sensor to include a laser warning capability in fiscal year 1999. The Company anticipates completion of the sensor upgrade by June 2000, expects production authorization by March 2001.

    Defense Information.  Defense information programs include the Common Munitions BIT/Reprogramming Equipment (CMBRE) which is a portable field tester with a common interface to support the growing U.S. inventory of smart weapons. Production of CMBRE began in fiscal year 1998 and is expected to continue for eight years. Other programs include Demonstration of Advanced Solid State Laser Radar (DASSL) which is a next generation seeker technology for smart weapons, and the Analog-to-Digital Adaptable Recorder Input-Output (ADARIO) which is a multi-channel data formatter for high speed digital recorders.

    TERM.  The Company is currently developing the XM-1007 for application to a Tank Extended Range Munition (TERM) requirement that includes beyond-line-of-sight missions using scout vehicles for target location and designation. The Company is the sole development prime contractor for the XM-1007.

Production is anticipated to begin in 2008. The Company is also bidding a derivative XM-1007 design in a competitive procurement for the U.S. Army-sponsored TERM advanced technology application program.

    New business opportunities being pursued include sensors and seekers for smart munitions, guided projectile systems, and potential international MWS programs.

    Alliant Defense Electronics Systems, Inc. operations are conducted in Clearwater, Florida.

    Alliant Precision Fuze Company.  Alliant Precision Fuze Company develops and manufacturers fuzes for the U.S. Army, Navy and Air Force as well as foreign governments.

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

    Gun Hardened Fuzes.  Sole source fuze production programs include the S&A for the M734A1 fuze for mortar rounds and the M732A2 proximity fuze for artillery. The Company is also developing the Army's XM773 Multi-Option Fuze Artillery (MOFA) and the Navy's Mk 419 Multi Function Fuze (MFF) which provide point detonation, delay, variable time, and proximity functions.

    Air Armament Fuzing.  The Company is under contract to produce the DSU-33B/B proximity sensor for air delivered systems. In addition, the Company has four contracts with allied nations for the production of the FMU-139 bomb fuze. The Company has a U.S. Air Force development contract for the Hard Target Smart Fuze (HTSF). In addition, the Company is under contract to the Air Force to develop the next generation hard target fuze, the Multiple Event Hard Target Fuze (MEHTF).

    Embedded Fuzes.  The Company is entering LRIP for the Brilliant AntiTank (BAT) submunition Electronic Safe and Arm Device (ESAD) and is also under contract to develop a Preplanned Product Improvement (P3I) design for this device. The Company also produces the Selectable Light Attack Munition (SLAM) for Special Operation Forces.

    Alliant Precision Fuze Company operations are conducted in Janesville, Wisconsin and Hopkins, Minnesota.

    Alliant Power Sources Company.  Alliant Power Sources Company develops and manufactures specialized lithium and lithium-ion polymer rechargeable batteries for U.S. and foreign military and aerospace customers.

    Lithium Batteries.  The Company's principal lithium battery products are reserve batteries, which are used in such applications as anti-tank mines, fuzes and artillery systems that require long-term storage capacity. The Company also produces specialty batteries, such as space-qualified battery modules for space probes such as Galileo and Huygens.

    Lithium-Ion Polymer Batteries.  The Company's lithium-ion polymer rechargeable batteries offer high energy density and packaging flexibility for use where weight and space may be limited or where unique operational configurations are required. The lithium-ion polymer batteries are produced and marketed by Alliant/Valence LLC, which is a 50/50 joint venture between the Alliant Power Sources Company and Valence Technology, Inc., a commercial battery company based in Henderson, Nevada.

    Alliant Power Sources Company operations are conducted at Horsham, Pennsylvania.

Raw Materials

    Key raw materials used in the Company's operations include aluminum, steel, steel alloys, copper, depleted uranium, graphite fiber and prepreg, hydroxy terminated polybutadiene, epoxy resins and adhesives, ethylene propylene diene monomer (EPDM) rubbers, nitrocellulose, diethylether, x-ray film, plasticizers and nitrate esters, and ammonium perchlorate. The Company also purchases chemicals, electronic, electro-mechanical and mechanical components, subassemblies, and subsystems which are integrated with the Company's own manufactured parts for final assembly into finished products and systems.

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

    The supply of ammonium perchlorate, a principal raw material used in the Company's operations, has been limited to a single source which supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a processing problem impacting all production. Any disruption in the Company's supply of ammonium perchlorate could have a material adverse effect on the Company's results of operations or financial condition.

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

Manufacturing and Handling of Explosive Materials

    Some of the Company's products, including those relating to propulsion systems, propellants, ammunition and artillery systems, involve the manufacture and/or handling of a variety of explosive materials. From time to time in the past, this activity has resulted in explosive incidents, which have temporarily shut down or otherwise disrupted some of the Company's manufacturing processes, thereby causing production delays. While there can be no assurance that the Company will not experience similar incidents in the future or that any similar incidents will not result in production delays or otherwise have a material adverse effect on the Company's results of operations or financial condition, the Company does have safety and loss prevention programs in place to mitigate such incidents.

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

Fiscal year	U.S. Government Sales
2000	$723.6 million
1999	$828.8 million
1998	$879.1 million

During fiscal year 2000, approximately 67 percent of the Company's sales were derived from contracts with the U.S. Government or U.S. Government prime contractors. The following table summarizes the approximate percentage breakdown of the Company's fiscal year 2000 sales (a) as a prime contractor and a subcontractor, and (b) to various categories of customers.

Fiscal Year 2000 Sales
Sales as a prime contractor	43%
Sales as a subcontractor	57%

TOTAL	100%
Sales to:
U.S. Army	31%
U.S. Air Force	22%
U.S. Navy	11%
Other government, commercial or international customers	36%

TOTAL	100%

    The Company's top ten contracts accounted for approximately 57 percent of fiscal year 2000 net sales. During fiscal year 2000, sales to each of Lockheed Martin Corporation and The Boeing Company and their respective affiliates accounted for more than 10 percent of the Company's sales. These sales related to multiple contracts and, in the case of Boeing, included commercial contracts.

    This significant reliance upon contracts related to U.S. Government programs entails inherent risks, including risks particular to the defense industry, which are summarized below.

    Reductions or Changes in Military Expenditures.  The overall U.S. defense budget declined in real terms from the mid-1980's through the early 1990's. Although U.S. defense budgets have recently stabilized, future levels of defense spending cannot be predicted with certainty. Any future declines in U.S. military expenditures could materially adversely affect the Company's results of operations or financial condition. The impact of possible future declines in the level of defense procurement on the Company's results of operations or financial condition will depend upon the timing and size of the changes and the Company's ability to offset their impact with new business, business consolidations or cost reductions. The loss or significant curtailment of a material program in which the Company participates could materially adversely affect the Company's future results of operations and financial condition.

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

  •
  the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government,

  •
  the U.S. Government is not liable for the contractor's costs for unaccepted items, and is entitled to repayment of any advance payments and progress payments related to the terminated portions of the contract, and

  •
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

  •
  fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of munitions and other controlled products and commodities, or

  •
  commit a significant violation of any other federal law,

it could suffer adverse consequences. These consequences potentially include:

  •
  contract termination,

  •
  civil and criminal penalties, and

  •
  under certain circumstances, suspension and debarment of the Company, or the business involved, from future U.S. Government contracts for a specified period of time.

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

    Fixed Price Contracts.  Fixed price contracts are either firm fixed-price, fixed-price incentive, or fixed- price-level-of-effort contracts. Under firm fixed-price contracts, the Company agrees to perform certain work for a fixed price and realizes all the benefit or detriment resulting from decreases or increases in the costs of performing the contract. Fixed-price incentive contracts are fixed-price contracts providing for adjustment of profit and establishment of final contract prices by a formula based on the relationship which final total costs bear to total target cost. The final contract price under a fixed-price incentive contract is a function of cost, which may be affected by schedule and performance. Fixed-price-level-of-effort contracts are generally structured with a fixed price per labor hour, subject to the customers' labor hour needs up to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns, which could have a material adverse effect on the Company's results of operations or financial condition. In addition, certain costs, including certain financing costs, portions of research and development costs, and certain marketing expenses related to the preparation of competitive bids and proposals and international sales, are not reimbursable under U.S. Government contracts. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.

    The following table summarizes how much each of these types of contracts contributed to the Company's U.S. Government business in fiscal year 2000.

Fiscal Year 2000
U.S. Government Business By Contract Type
Cost-plus contracts:
Cost-plus-fixed-fee	13%
Cost-plus-incentive-fee/cost-plus-award-fee	8%	21%
Fixed-price contracts:
Firm fixed-price	71%
Fixed-price incentive/fixed-price-level-of-effort	8%	79%

TOTAL		100%

    Other.  In addition, the Company, like all defense contractors, is subject to risks associated with uncertain cost factors related to:

  •
  scarce technological skills and components,

  •
  the frequent need to bid on programs in advance of design completion (which may result in unforeseen technological difficulties and/or cost overruns),

  •
  the substantial time and effort required for relatively unproductive design and development,

  •
  design complexity,

  •
  rapid obsolescence, and

  •
  the potential need for design improvement.

Competition

    The Company encounters intense competition for its contracts from numerous other companies. Some of these companies, particularly those competitors outside the Company's core business areas, have financial, technical, marketing, manufacturing, distribution and other resources substantially greater than those of the Company. The Company's ability to compete for these contracts depends to a large extent upon:

  •
  the effectiveness and innovativeness of its research and development programs,

  •
  its ability to offer better program performance than its competitors at a lower cost, and

  •
  its readiness in facilities, equipment and personnel to undertake the programs for which it competes.

    In some instances, programs are sole-sourced or work-directed by the U.S. Government to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government should choose to reopen the particular program to competition. The Company's principal sole source contracts are for the following programs: Trident II (D5) missile (through the joint venture with the Thiokol Propulsion unit of Cordant Technologies Inc.), Titan IV SRMU space boosters, AGM-130 and SFW propulsion systems, M830A1 multi-purpose tank ammunition round, Volcano anti-tank scatterable mine, M758 fuze for medium caliber ammunition, the M732A2 proximity fuze, and the M734/M735 mortar fuzes, SADARM (with Aerojet, the prime contractor), and the OICW weapon system.

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

Novation of U.S. Government Contracts

    When U.S. Government contracts are transferred from one contractor to another contractor, such as in connection with the sale of a business, the Government requires that the parties enter into a novation agreement. A novation agreement generally provides that:

  •
  the transferring contractor guarantees or otherwise assumes liability for the performance of the acquiring contractor's obligations under the contract,

  •
  the acquiring contractor assumes all obligations under the contract, and

  •
  the U.S. Government recognizes the transfer of the contract and related assets.

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

    The Company and Hercules Incorporated have agreed to use all reasonable efforts to enter into novation agreements covering contracts acquired by the Company in the Hercules Aerospace Company acquisition. These novation agreements are expected to provide that the Company assumes all obligations under the acquired contracts and that the U.S. Government recognizes the transfer to the Company of the acquired contracts and related assets. The acquired contracts are scheduled to be performed over time, and it is not expected that they will be fully and finally discharged for several years. Hercules has agreed to indemnify the Company against any liability, which the Company may incur under the novation agreements by reason of any prior failure by Hercules to perform its obligations under the novated contracts. The Company has agreed to indemnify Hercules against any liability, which Hercules may incur under the novation agreements by reason of any failure by the Company to perform its obligations under the novated contracts.

Research and Development

    The following table summarizes the expenses incurred during the last three fiscal years on (a) Company-sponsored research and development activities related to new products or services and the improvement of existing products or services, and (b) research and development activities that were customer-sponsored (primarily funded by the U.S. Government).

Fiscal Year	Company-sponsored Research and Development	Customer-sponsored Research and Development
2000	$11.2 million	$202.0 million
1999	$8.9 million	$207.1 million
1998	$12.4 million	$240.0 million

Backlog

    The total amount of contracted backlog orders was $2,246.9 million on April 1, 2000, and $2,457.3 million on April 1, 1999. It is expected that approximately 76 percent of sales during the fiscal year ending March 31, 2001, will fill orders that were in backlog at April 1, 2000. The backlog represents the value of contracts for which goods and services are yet to be provided. The backlog consists of firm contracts, and although they can be and sometimes are modified or terminated, the amount of modifications and terminations historically has been limited compared to total contract volume.

Seasonality

    The Company's business is not seasonal in nature. However, since the Company's sales on certain production contracts are not recorded until product is delivered to the customer, extra effort is expended to complete and deliver product prior to fiscal year end, which has typically resulted in higher sales in the fourth fiscal quarter.

Export Sales

    The Company's export sales from the United States to unaffiliated customers during the last three fiscal years are summarized in the following table.

Fiscal year	Export Sales
2000	$110.8 million
1999	$61.8 million
1998	$33.2 million

Employees

    As of March 31, 2000, the Company employed approximately 5,860 active employees. As of April 1, 2000 the number of employees increased to approximately 6,500 as a result of the addition of Lake City Army Ammunition Plant operations. Approximately 2,020 employees were covered by collective bargaining agreements. The following table summarizes the number of these agreements, and the number of covered employees, and the expiration dates of the agreements.

Location	Number of Contracts	Expiration Date	Number of Employees Represented
Rocket Center, WV	2	08/14/00	290
		11/14/00	9
Magna, UT	1	02/15/03	254
Janesville, WI	1	03/31/01	210
Minneapolis, MN area	1	09/30/04	194
Radford, VA	2	10/06/01	220
		10/06/02	810
DeSoto, KS	1	11/18/01	35

    Relations between the Company and its unionized and non-unionized employees and their various representatives are generally considered satisfactory. However, there can be no assurance that new labor contracts can be agreed to without work stoppages.

Patents

    As of March 31, 2000, the Company owned approximately 233 U.S. patents, approximately 169 foreign patents, and had approximately 51 U.S. patent applications and 68 foreign patent applications pending. Although the conduct of the Company's business involves the manufacture of various products that are covered by patents, the Company's management does not believe that any one single existing patent or license or group of patents is material to the success of its business as a whole. Management believes that unpatented research, development and engineering skills also make an important contribution to the Company's business. The U.S. Government typically receives royalty-free licenses to inventions made under U.S. Government contracts, with the Company retaining all other rights, including all commercial rights, to such inventions. In addition, the Company's proprietary information is protected through the requirement that employees sign confidentiality agreements as a condition of employment, and the Company's policy of protecting proprietary information from unauthorized disclosure.

Environmental Matters

    The Company's operations and ownership or use of real property are subject to a number of federal, state and local environmental laws and regulations. For example, under the federal Clean Water Act, the Company's facilities are required to obtain permits and may be required to construct pollution control equipment to reduce the levels of pollutants being discharged into surface waters. Under the federal Clean Air Act, the Company's facilities are required to obtain permits and may be required to install pollution control equipment to limit the emission of various kinds of air pollutants. The Company may also be required to comply with the provisions of the federal Resource Conservation and Recovery Act which regulates the generation, storage, handling, transportation, treatment and disposal of hazardous and solid wastes. In addition, the Company could be subject to the federal Comprehensive Environmental Response, Compensation and Liability Act, which is referred to as CERCLA and imposes liability for the cleanup of releases of hazardous substances. This liability may involve, for example, releases at off-site locations as well as at presently and formerly owned or leased facilities. Environmental laws and regulations change frequently, and it is difficult to predict what impact these environmental laws and regulations may have on the Company in the future. When the Company becomes aware of environmental concerns for which it is potentially liable, the Company works with the various governmental agencies in investigating the situation, proposing remedial and/or corrective action and performing the agreed-upon action without unreasonable delay.

    To date, these environmental laws and regulations have not had a material adverse effect on the Company's results of operations or financial condition. It is difficult to predict whether and to what extent these environmental laws and regulations may impact the Company's results of operations or financial condition in the future. Due to the nature of the Company's operations, the Company is involved from time to time in legal proceedings involving remediation of environmental contamination from past or present operations or use or ownership of real property, as well as compliance with environmental requirements applicable to ongoing operations. The Company may also be subject to fines and penalties, toxic tort suits or other third party lawsuits due to its or its predecessors' present or past use of hazardous substances or the alleged contamination of the environment through past or present operations. While there can be no assurance that material costs or liabilities will not be incurred in connection with any such proceedings or claims, the Company does have environmental management programs in place to mitigate such risks.

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

    As part of the Hercules Aerospace Company acquisition, the Company has generally assumed responsibility for environmental compliance at the aerospace facilities used by the operations acquired in the acquisition. There may also be significant environmental remediation costs associated with these aerospace facilities that will, in some cases, be funded in the first instance by the Company, subject to reimbursement or indemnification as described below. Management believes that much of the compliance and remediation cost associated with these aerospace facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not reimbursable under these contracts will be covered by Hercules under environmental agreements entered into in connection with the Hercules Aerospace Company acquisition. Under these environmental agreements, Hercules has agreed to indemnify the Company for:

  •
  environmental conditions relating to releases or hazardous waste activities occurring prior to the closing of the Hercules Aerospace Company acquisition,

  •
  fines relating to pre-closing environmental compliance, and

  •
  environmental claims arising out of breaches of Hercules' representations and warranties.

    The indemnity obligation of Hercules is subject to a total deductible of $1.0 million for all claims (including non-environmental claims) that the Company may assert under the Hercules Aerospace Company acquisition purchase agreement. In addition, Hercules is not required to indemnify the Company for any individual claims below $50,000. Hercules is obligated to indemnify the Company for the lowest cost response of remediation required at the facility. The limitations of Hercules' indemnification obligations do not apply to amounts incurred by Hercules in connection with the performance of remedial actions relating to pre-acquisition conditions at the Clearwater, Florida facility or in connection with its obligation to comply with certain environmental regulations at the Kenvil, New Jersey facility. Hercules will be responsible for conducting any remedial activities and seeking reimbursement from the U.S. Government with respect to the Kenvil, New Jersey facility and the Clearwater, Florida facility.

    There can be no assurance that the U.S. Government or Hercules will reimburse the Company for any particular environmental costs or reimburse the Company in a timely manner. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget. The ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. When the Company is required to first conduct the remediation and then seek reimbursement from the U.S. Government or Hercules, the Company's working capital may be materially adversely affected until the Company receives reimbursement.

ITEM 2.  PROPERTIES

    At March 31, 2000, the Company occupied manufacturing, assembly, warehouse, test, research, development and office properties having a total floor space of approximately 14.4 million square feet. These properties are either owned, leased or occupied under facilities use contracts with the U.S. Government. The following table provides summary information about the location and size of these properties, and indicates which of the Company's business segments is the principal user of the property—Aerospace ("AC"), Conventional Munitions ("CM"), or Defense Systems ("DS"). In some cases, property is used by more than one business segment.

	Owned	Leased	Government Owned(1)	Total
	(thousands of square feet)
Principal Properties
Florida
Clearwater (DS)	—	112	—	112
Iowa
Burlington (CM)	—	40	—	40
Kansas
DeSoto (CM)	—	—	730	730
Minnesota
Elk River (CM/DS)	145	—	—	145
Hopkins (CM/DS)(2)	536	—	—	536
New Brighton (CM)	—	—	1,522	1,522
Mississippi
Iuka (AC)	—	325	—	325
Missouri
Independence (CM)(3)	—	—	2,553	2,553
New Jersey
Totowa (CM)(4)	93	11	—	104
Pennsylvania
Horsham (DS)	—	53	—	53
Tennessee
Toone (CM)	224	—	—	224
Utah
Clearfield (AC)	—	606	—	606
Magna (AC)	1,810	—	518	2,328
Virginia
Radford (CM)	—	—	3,809	3,809
West Virginia
Rocket Center (CM)	96	—	915	1,011
Wisconsin
Janesville (DS)	212	—	—	212

Subtotal	3,116	1,147	10,047	14,310	(5)
Other Properties(6)
AC/CM/DS	—	27	—	27

Subtotal	—	27	—	27

TOTAL	3,116	1,174	10,047	14,337

	(22)%	(8)%	(70)%	(100)%

(1)
These properties are occupied rent-free under facilities contracts that require the Company to pay for all utilities, services, and maintenance costs.

(2)
This facility also serves as the Company's corporate headquarters.

(3)
Operations began April 1, 2000.

(4)
Totowa operations have been moved to West Virginia. The Company currently has a contract to sell this facility.

(5)
Business segment usage of these properties is as follows (in thousands of square feet): Aerospace, 3,259; Conventional Munitions, 9,993; Defense Systems, 377; and Conventional Munitions and Defense Systems jointly, 681.

(6)
Principally sales and other offices, each of which has less than 10,000 square feet of floor space.

    The following table provides summary information about the location, size and use of other owned or leased land, and indicates which of the Company's business segments is the principal user of the land.

	Owned	Leased	Use
	(acres)
Location
Minnesota
Elk River (DS)	3,169	—	Assembly, test and evaluation
New Mexico
Socorro (CM)	—	1,400	Assembly, test and evaluation

    Since the spin-off, the Company has implemented a significant program of consolidating its operations and facilities, due in part to an underutilization of facilities. The Company continues to explore opportunities for further facility consolidations. The Company considers its properties to be in generally good condition and adequate for the needs of its business.

    Incorporated by reference is the following portion of the Annual Report:

Page Number(s) in Annual Report
Portion of Annual Report
Facilities and Offices	24

ITEM 3.  LEGAL PROCEEDINGS

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

    During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, with a contract value of less than $5 million, which the customer attempted to exercise. The Company, based on advice from its counsel, maintained that the option exercise was invalid. In late December 1997, the Company was terminated for default on the contract option. The Company, working closely with the customer, resolved these matters, and the settlement converted the default termination to a no-cost termination for the convenience of the government.

    During fiscal 1998, the Company identified potential technical and safety issues on its Explosive "D" contracts that caused the Company to delay contract performance. As a result, the Government customer terminated the contracts for default. The Company, working closely with the customer, resolved these matters, and the settlement converted the default terminations to no-cost terminations for the convenience of the government.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table lists the Company's executive officers, their ages and positions as of June 1, 2000, and the date they first became executive officers.

Name (Age)	Position (Date Became Executive Officer)
Paul David Miller (58)	Chairman of the Board, President and Chief Executive Officer (January 1, 1999)
Geoffrey B. Courtright (51)	Vice President—Information Technology and Chief Information Officer (August 1, 1999)
Robert E. Gustafson (51)	Vice President—Human Resources (July 22, 1996)
Richard N. Jowett (55)	Vice President and Treasurer (May 11, 1998)
William R. Martin (59)	Vice President—Washington, D.C. Operations (January 8, 1996)
Mark L. Mele (43)	Vice President—Investor Relations and Strategic Planning (May 11, 1998)
Scott S. Meyers (46)	Executive Vice President and Chief Financial Officer (March 1, 1996)
Paula J. Patineau (46)	Vice President and Senior Financial Officer (January 29, 1997)
Paul A. Ross (63)	Senior Group Vice President—Aerospace (April 1, 1997)
Don L. Sticinski (48)	Group Vice President—Defense Systems (March 1, 1998)
Nicholas G. Vlahakis (52)	Group Vice President—Conventional Munitions (December 1, 1997)
Daryl L. Zimmer (57)	Vice President, General Counsel and Secretary (September 28, 1990)

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

    Admiral Miller, USN (Ret.) has held his present position since January 1999. In March 2000, he was elected to the additional position of President. Prior to that he was with Litton Industries, where he served as a Vice President since September 1997, and President of Sperry Marine Inc., which he joined in November 1994, following a 30-year career in the U.S. Navy. Prior to his retirement from the U.S. Navy, he was Commander-in-Chief, U.S. Atlantic Command, one of five U.S. theater commands, and served concurrently as NATO Supreme Allied Commander-Atlantic.

    Mr. Courtright has held his present position since August 1999. Prior to that he was with Whittman Hart, where he served as its Solution Director from April 1998 to May 1999.

    Mr. Gustafson has held his present position since July 1996. From the spin-off until July 1996 he served as Director of Compensation and Benefits.

    Mr. Jowett has held his present position since September 1999. Prior to that he was Vice President—Investor Relations and Public Affairs since May 1998, and Assistant Treasurer since October 1998. From

April 1993 until May 1998, he served as Director of Investor Relations. From the spin-off until April 1993 he served as Director of Investor and Bank Relations.

    Mr. Martin has held his present position since January 1996. From March 1995 until January 1996, he served as Vice President—Business Development of the Company's Aerospace Systems Group. From July 1991 until March 1995 he served as Vice President—Business Development and Washington Office Operations of Hercules Aerospace Company.

    Mr. Mele has held his present position since September 1999. He was Vice President—Strategic Planning from May 1998 until September 1999. From March 1995 to May 1998 he was Director, Business Planning since March 1995. From February 1993 until March 1995, he served as Manager, New Product Development of Hercules Aerospace Company.

    Mr. Meyers has been Executive Vice President and Chief Financial Officer since May 2000, and Vice President and Chief Financial Officer since March 1996, and Treasurer since August 1998. From January 1990 until March 1996, he served as Executive Vice President and Chief Financial Officer of Magnavox Electronic Systems Company.

    Ms. Patineau has held her present position since January 2000, and was Vice President and Controller since January 1997. From June 1996 until January 1997, she served as acting Controller. From April 1992 until July 1996, she served as Director of Financial Reporting/Accounting Services.

    Mr. Ross has held his present position since April 1999. From November 1998 until April 1999 he served as Senior Vice President—Space and Strategic Systems. From April 1997 until November 1998, he served as Group Vice President—Space and Strategic Systems. From April 1995 until April 1997, he served as Vice President and General Manager, Space and Strategic Division, Aerospace Systems Group. From August 1994 until March 1995, he was Vice President of Operations of Hercules Aerospace Company. Prior to joining Hercules Aerospace Company, he was employed by Rockwell International, most recently as Vice President of Production Operations, Rocketdyne Division, from June 1991 until August 1994.

    Mr. Sticinski has held his present position since March 1998. From April 1997 until March 1998, he served as Vice President—Operations of the Company's Space and Strategic Systems Group. From March 1995 until April 1997, he served as Vice President—Operations, Space and Strategic Division, of the Company's Aerospace Systems Group. Prior to that, he was Vice President—Titan Projects of Hercules Aerospace Company from April 1993 until March 1995.

    Mr. Vlahakis has held his present position since December 1997. From April 1997 until December 1997, he served as Vice President and General Manager—Ordnance of the Company's Conventional Munitions Group. From March 1995 until April 1997, he served as Vice President and General Manager—Ordnance of the Company's Aerospace Systems Group. From 1993 until March 1995, he was Vice President and General Manager of Hercules Aerospace Company's tactical propulsion facility. From 1991 until 1993, he was Vice President of Hercules Aerospace Company's Expendable Launch Vehicle Group.

    Mr. Zimmer has held his present position since October 1999, and was Vice President and General Counsel since the spin-off.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Company Common Stock is listed and traded on the New York Stock Exchange under the symbol ATK. The quarterly high and low Common Stock sales prices for the last two fiscal years were as follows, per the New York Stock Exchange Composite Tape:

Period	High	Low
Fiscal year ended March 31, 2000:
Quarter ended July 4, 1999	$87.25	$75.50
Quarter ended October 3, 1999	85.375	67.00
Quarter ended January 2, 1999	70.00	51.00
Quarter ended March 31, 2000	71.25	53.1875
Fiscal year ended March 31, 1999:
Quarter ended June 28, 1998	$65.5625	$57.875
Quarter ended September 27, 1998	68.875	61.375
Quarter ended December 27, 1998	83.0625	65.00
Quarter ended March 31, 1999	88.00	72.625

    The number of holders of record of Company Common Stock as of May 31, 2000, was 10,595.

    The Company has never paid cash dividends. The Company's dividend policy will be reviewed by the Board of Directors of the Company at such future times as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be limited by covenants contained in its bank credit agreements dated November 23, 1998. These credit agreements currently limit the aggregate sum of dividends plus certain other restricted payments incurred after November 23, 1998 to $50 million. At March 31, 2000, restricted payments of up to $41.5 million could be made under the Credit Agreement. These credit agreements also prohibit dividend payments if loan defaults exist or certain financial covenant ratios are not maintained.

ITEM 6.  SELECTED FINANCIAL DATA

	Years Ended March 31
(Amounts in thousands except per share data)	2000	1999	1998	1997	1996
Results of Operations
Sales	$1,077,520	$1,090,438	$1,075,506	$1,089,397	$1,020,605
Cost of sales	868,184	895,214	880,802	911,744	833,641
Change in accounting estimate—Environmental liabilities(1)	—	—	—	17,442	—
Research and development	11,177	8,874	12,447	16,207	14,126
Selling	23,141	26,689	37,757	35,778	33,143
General and administrative	54,445	56,598	52,011	41,881	40,186

Income from operations	120,573	103,063	92,489	66,345	99,509
Interest expense, net	(33,343)	(23,516)	(24,531)	(34,386)	(37,427)

Income from continuing operations before income taxes	87,230	79,547	67,958	31,959	62,082
Income tax provision	22,778	11,932	—	—	13,658

Income from continuing operations	64,452	67,615	67,958	31,959	48,424
Income from discontinued operations, net of income taxes	—	—	—	4,819	5,617
Gain (loss) on disposal of discontinued operations, net of income taxes(2)	9,450	—	225	22,381	(6,240)

Income before extraordinary loss	73,902	67,615	68,183	59,159	47,801
Extraordinary loss on early extinguishment of debt, net of income taxes(3)	—	(16,802)	—	—	—

Net income	$73,902	$50,813	$68,183	$59,159	$47,801

Basic earnings (loss) per common share:
Continuing operations	$6.48	$5.67	$5.21	$2.46	$3.72
Discontinued operations(2)	0.95	—	0.02	2.09	(0.05)
Extraordinary loss(3)	—	(1.41)	—	—	—

Basic earnings per common share	$7.43	$4.26	$5.23	$4.55	$3.67

Diluted earnings (loss) per common share:
Continuing operations	$6.36	$5.52	$5.08	$2.38	$3.61
Discontinued operations(2)	0.93	—	0.02	2.03	(0.05)
Extraordinary loss(3)	—	(1.37)	—	—	—

Diluted earnings per common share	$7.29	$4.15	$5.10	$4.41	$3.56

Financial Position
Net current assets	$(5,543)	$56,620	$95,628	$108,191	$42,978
Net property, plant, and equipment	335,628	335,751	333,538	358,103	382,513
Total assets	905,984	894,318	908,309	973,140	1,002,034
Long-term debt	277,109	305,993	180,810	237,071	350,000
Total stockholders' equity	114,947	118,723	265,754	218,792	157,477
Other Data
Depreciation and amortization	$47,822	$45,885	$47,517	$52,721	$58,623
Capital expenditures	45,573	43,690	20,406	28,522	25,593
Gross margin as a percentage of sales	19.4%	17.9%	18.1%	14.7%	18.3%

(1)
Includes the impact of the fiscal 1997 adoption of Statement of Position 96-1 "Environmental Remediation Liabilities," which resulted in a $17.4 million charge to earnings, or $1.30 per share on a diluted basis.

(2)
In fiscal 2000, the Company received net proceeds from an insurance settlement relating to the Company's former demilitarization operations, resulting in a gain on disposal of discontinued operations of $9.5 million (net of $0.1 million in taxes). See Note 15 to the financial statements.

(3)
In fiscal 1999, the Company completed the early extinguishment of its long-term debt, resulting in an extraordinary loss of $16.8 million (net of $3.0 million tax benefit). See Note 7 to the financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The Company conducts its business primarily in three operating segments: Aerospace, Conventional Munitions, and Defense Systems. These operating segments are defined by the Company's management based on product similarity and end-use functionality. The Aerospace operating segment is a designer, developer, and manufacturer of solid rocket propulsion systems for space and strategic applications and composite structures for military and commercial aircraft, space launch vehicles, government and commercial satellites, and spacecraft. The Conventional Munitions operating segment is a designer, developer and manufacturer of small-caliber, medium-caliber, and large-caliber ammunition, munitions propellants, commercial gunpowder, infrared decoy flares, and munitions primers and tracers. The Defense Systems operating segment is a designer, developer, and manufacturer of anti-tank and demolition systems, electronic warfare systems, electronic support equipment, missile warning systems, infantry weapon systems, tactical missile propulsion systems, warheads and metal parts, composite structures for aircraft and weapon systems, smart weapons and sensors, and batteries for military and aerospace applications.

    All of the Company's operating segments derive the majority of their revenues from contracts with, and prime contractors to, the U.S. Government. The various U.S. Government customers exercise independent purchasing decisions, and sales to the U.S. Government generally are not regarded as constituting sales to one customer, but instead, each contracting entity is considered to be a separate customer. During fiscal 2000, approximately 67 percent of the Company's sales were derived from contracts with the U.S. Government or U.S. Government prime contractors. The Company's sales to U.S. Government prime contractors include sales to two contractors, Lockheed Martin Corporation and The Boeing Company, which each comprised greater than 10 percent of the Company's total revenues. During fiscal 2000, sales to Lockheed Martin and Boeing, respectively, represented approximately 19 percent and 18 percent of the Company's total revenue. While the majority of sales to these contractors is derived from rocket propulsion contracts in the Aerospace segment, the Conventional Munitions and Defense Systems segments also derive a portion of their revenues from sales to these contractors. Transactions between operating segments are recorded at the segment level, consistent with the Company's financial accounting policies. Intercompany balances and transactions are eliminated at the Company's consolidated financial statements level.

    Sales—In the fiscal year ended March 31, 2000 (fiscal 2000), the Company's sales were $1,077.5 million, a decrease of $12.9 million, or 1.2 percent, from fiscal 1999 sales of $1,090.4 million.

    Aerospace sales in fiscal 2000 were $435.9 million, an increase of $40.5 million or 10.2 percent, from fiscal 1999 sales of $395.4 million. The increase reflects higher propulsion sales, up $20 million due primarily to increased production requirements on the Delta IV and National Missile Defense interceptor programs, where the Company is under contract with Boeing to produce solid rocket motor boosters. Sales on the Delta programs increased $8 million in fiscal 2000, to $136 million. Sales on the National Missile Defense interceptor increased $12 million in fiscal 2000, to $16 million. Both increases were driven by timing of contractual performance requirements. In addition, Delta IV composite structure sales increased to $34 million, up $29 million from fiscal 1999. These increases were partially offset by lower sales on the Titan Propulsion program due to lower production requirements and by the completion of the X-33 composite structures development contract.

    Conventional Munitions sales in fiscal 2000 were $429.5, a decrease of $51.2 million or 10.7 percent, from fiscal 1999 sales of $480.7 million. The decrease partially reflects reduced tactical tank ammunition sales due to timing of contractual production requirements and replacement of a current production program with the next-generation-round development program. Sales on the tactical rounds decreased to $14 million from $37 million a year ago. In addition, fiscal 2000 medium caliber ammunition sales were down $10 million as a result of a temporary slowdown in production while relocating the Company's production facilities from Joliet, Illinois, to the Radford, Virginia location. Fiscal 2000 propellant sales were $11 million lower due to completion of a contract, and flare sales decreased $15 million due to a temporary delay in production as a result of reengineering the facility workflow to enhance future productivity and safety. The flare plant returned to production during the fourth quarter of fiscal 2000. Partially offsetting these decreases were increased sales on a warhead program that the Company was awarded in fiscal 2000, and sales of small caliber ammunition which was the result of winning a 10-year contract to produce small caliber ammunition at the Lake City Army Ammunition Plant in Independence, Missouri.

    Defense Systems sales in fiscal 2000 were $221.0 million, compared to $223.7 million in fiscal 1999. Fiscal 2000 sales were impacted by increased production requirements on the Shielder/Volcano anti-tank munition programs, which were $12 million higher in fiscal 2000, due to timing of contractual production requirements. In addition, fiscal 2000 sales on the Missile Warning Systems program were up $16 million due to the initial production requirements on a multi-year program. These increases were offset by the prior year completion of the Outrider™ Unmanned Aerial Vehicle development program, for which fiscal 2000 sales of $6 million represented a $26 million decrease from fiscal 1999 sales.

    Sales for the fiscal year ended March 31, 1999 (fiscal 1999), of $1,090.4 million represented an increase of $14.9 million or 1.4 percent, from fiscal 1998 sales of $1,075.5 million.

    Aerospace sales in fiscal 1999 were $395.4 million, an increase of $25.4 million or 6.9 percent, from fiscal 1998 sales of $370.0 million. The increase reflected higher space propulsion sales, up $55 million due primarily to increased production requirements on the Titan and Delta programs, where the Company is under contract with Lockheed Martin and Boeing, respectively, to produce solid rocket motor boosters. Sales on the Titan program increased approximately $37 million in fiscal 1999, to $147.2 million. Sales on the Delta programs increased approximately $21 million in fiscal 1999, to $126.2 million. Both increases were driven by the timing of contractual performance requirements. These increases were partially offset by a $30 million sales decrease in composite structures sales. This decrease was driven by the substantial completion of the X-33 contract for the development and sub-assembly of liquid hydrogen fuel tanks for the next-generation Space Shuttle.

    Conventional Munitions sales in fiscal 1999 were $480.7 million, an increase of $16.9 million or 3.6 percent, from fiscal 1998 sales of $463.8 million. The increase reflected higher sales in tactical missile rocket motors and infrared flares.

    Defense Systems sales in fiscal 1999 were $223.7 million, a decrease of $12.2 million or 5.2 percent, from fiscal 1998 sales of $235.9 million. The overall decrease was driven by the completion of the Outrider™ Unmanned Aerial Vehicle development program, for which fiscal 1999 sales of $32 million represented a $25 million decrease from fiscal 1998 sales. This decrease was partially offset by sales increases attributable to the timing of deliveries on anti-tank munition programs.

    The Company currently expects sales for fiscal 2001 to be approximately $1.1 billion.

    Gross Margin—The Company's gross margin as a percent of sales was 19.4 percent, 17.9 percent and 18.1 percent in fiscal 2000, 1999, and 1998, respectively. Gross margin in fiscal 2000 was $209.3 million, an increase of $14.1 million compared to fiscal 1999 gross margin of $195.2 million. The current year increase is due primarily to higher margins on the Conventional Munitions tank ammunition program, the Defense Systems anti-tank munitions program, and the Aerospace composite programs. In addition, fiscal 2000 was impacted positively by reduced costs on ordnance reclamation projects, reduced pension costs, and resolution of cost reimbursement matters on completed fuzing contracts. Partially offsetting these improvements was cost growth of approximately $8 million on certain battery and fuzing programs due to technical issues, and reduced margins at the Company's flare production facility due to the aforementioned delay. Gross margin in fiscal 1999 was $195.2 million, compared to $194.7 million in fiscal 1998. The Company's fiscal 1999 gross margin as a percent of sales was 17.9 percent compared to 18.1 percent in fiscal 1998.

Slightly higher one-time incentive fees received in the Aerospace segment were offset by certain non-recurring program costs in the Defense Systems segment, including costs associated with the development of the Objective Individual Combat Weapon (OICW).

    The Company currently expects gross margin for fiscal 2001 to be in the 20.0 to 20.5 percent range.

    Research and Development—The Company's research and development expenditures were $11.2 million, or 1.0 percent of sales in fiscal 2000, compared to $8.9 million or 0.8 percent of sales in fiscal 1999, and $12.4 million or 1.2 percent of sales in fiscal 1998. The increase in fiscal 2000 is the result of slightly higher expenditures as the Company's Aerospace segment placed an emphasis on increasing their competitive advantages in both the space launch and composite structures areas. Fiscal 2000 also included higher costs on the developmental next-generation tactical tank ammunition round and warhead programs at the Company's Conventional Munitions segment. The decrease in fiscal 1999 costs compared to fiscal 1998 reflected the continued focus and selectivity in research and development projects as the Company continued to emphasize its role as a supplier to the largest aerospace and defense contractors. The Company also spent $202.0 million on customer funded research and development contracts in fiscal 2000, a decrease of $5.1 million when compared with expenditures of $207.1 million in fiscal 1999. Such expenditures were $240.0 million in fiscal 1998. Customer-funded research and development contracts primarily represent contracts with the U.S. Government or prime contractors thereto.

    Selling—The Company's selling expenses totaled $23.1 million or 2.1 percent of sales in fiscal 2000, compared to $26.7 or 2.4 percent of sales in fiscal 1999. The decrease in fiscal 2000 was due to the absence of prior year bid and proposal costs at the Aerospace segment and the absence of fiscal 1999 costs incurred on the Company's pursuit of the next-generation tactical round and its pursuit of the Lake City Army Ammunition Plant small caliber ammunition program. Fiscal 1999 costs were $11.1 million lower than fiscal 1998 costs of $37.8 million or 3.5 percent of sales, due to fiscal 1998 spending of $7.1 million as the Company pursued the Intercontinental Ballistic Missile (ICBM) Prime Integration program, which was ultimately awarded to a competitor in fiscal 1998.

    General and Administrative—The Company's general and administration costs totaled $54.4 million or 5.0 percent of sales in fiscal 2000, compared to $56.6 million or 5.2 percent of sales in fiscal 1999. The decrease is partially due to the absence of fiscal 1999 legal costs, facility closure and minor staffing reduction costs, and improved fiscal 2000 operating efficiencies. Impacting fiscal 2000 was a $4.4 million gain on sale of an excess building, offset by a non-recurring expense of approximately $4 million to revalue certain long-term assets (primarily fixed assets) to the estimated net realizable value, as the segments management has elected to pursue disposal by sale of certain assets no longer deemed critical to the business. General and administrative costs of $56.6 million in fiscal 1999 were slightly higher than $52.0 million or 4.8 percent of sales in fiscal 1998. Fiscal 1999 costs were higher than fiscal 1998 due to higher legal costs.

    The Company currently expects operating expenses (research and development, selling, and general and administrative) for fiscal 2001, stated as a percentage of sales, to be approximately 8.5 - 9.0 percent.

    Interest Expense—Interest expense was $34.0 million in fiscal 2000, an increase of $9.3 million, when compared to $24.7 million in fiscal 1999. The current year increase was driven by higher average outstanding borrowings in fiscal 2000, which was primarily driven by $82.6 million in repurchases of the Company's stock during fiscal 2000. Fiscal 1999 interest expense of $24.7 million represented a $2.9 million decrease when compared to $27.6 million in fiscal 1998. The decrease in fiscal 1999 interest expense was largely due to lower overall effective interest rates. The decreased effective rate was driven by the September 1998 early extinguishment of substantially all of the Company's then outstanding Senior Subordinated Notes.

    In late fiscal 1998, the Company entered into treasury rate-lock agreements to hedge against increases in market interest rates on the anticipated refinancing of its debt. During the third quarter of fiscal 1999, in connection with completing the refinancing of the Company's debt, these treasury rate-locks were converted into interest rate swaps, having a total notional amount of $200 million. Of this total, swaps having a $100 million notional amount have 6-year terms and swap interest rates of between 6.32 and 6.55 percent (6.43 percent average). The remaining swap has a $100 million notional amount, a swap interest rate of 6.06 percent, and is effective for 10 years, with a bank cancellation option in January 2001. As of March 31, 2000, the fair market value of the Company's interest rate swaps was $2.7 million.

    Interest Income—Interest income was $0.7 million in fiscal 2000, compared to $1.2 million in fiscal 1999 and $3.1 million in fiscal 1998. The higher level of fiscal 1998 interest income was reflective of higher cash balances on hand due to proceeds received from the February 1997 sale of the Marine Systems Group.

    Income from Continuing Operations Before Income Taxes—The Company's income from continuing operations before income taxes ("earnings before taxes", or "EBT") for fiscal 2000 was $87.2 million, an increase of $7.7 million or 9.7 percent, compared to $79.5 million for fiscal 1999. The fiscal 2000 improvement primarily reflects increased margins, lower operating expenses, and lower pension expenses, offset by higher interest expenses.

    As previously described, the Company's three operating segments are Aerospace, Conventional Munitions, and Defense Systems. In addition, certain administrative functions are primarily managed by the Company at the corporate headquarters level ("Corporate"). Some examples of such functions are human resources, pension and post-retirement benefits, legal, tax, and treasury. Significant assets and liabilities managed at the Corporate level include those associated with debt, pension and post-retirement benefits, environmental liabilities, and income taxes. A capital-employed charge (interest expense) is allocated to each operating segment based on net assets employed, using an 8.0 percent rate, which approximates the Company's overall borrowing rate. Pension and post-retirement benefit expenses are allocated to each operating segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each operating segment based on the origin of the underlying environmental cost.

    Earnings before taxes in the Aerospace segment were $44.4 million in fiscal 2000, an increase of $2.9 million compared to fiscal 1999 EBT of $41.5 million. The fiscal 2000 increase is primarily driven by higher fiscal 2000 margins on the Delta IV composite structures program and increased sales on the Delta IV propulsion program.

    Earnings before taxes in the Conventional Munitions segment were $26.1 million in fiscal 2000, an increase of $5.8 million or 28.5 percent, compared to $20.3 million in fiscal 1999. Fiscal 2000 EBT results reflect reduced losses on ordnance reclamation contracts (fiscal 2000 losses were approximately $5 million lower than fiscal 1999), and lower fiscal 2000 costs of approximately $3 million incurred primarily with facility closure and minor staffing reductions. These moving costs, which were expensed as incurred, primarily related to the Company's consolidation efforts, including the consolidation of the Minneapolis production facilities, as well as the move of the Joliet, Illinois operations to Radford, Virginia. This fiscal 2000 EBT increase was partially offset by approximately $3.0 million related to the previously mentioned delay at the Company's flare production facility.

    Earnings before taxes in the Defense Systems segment were $0.3 million in fiscal 2000, a decrease of $2.3 million compared to fiscal 1999 EBT of $2.6 million. Fiscal 2000 results were impacted positively by approximately $3 million arising out of the resolution of cost reimbursement matters on now completed fuzing contracts. In addition, fiscal 2000 benefited from increased volumes on the higher margin anti-tank munition programs. These increases were offset by fiscal 2000 cost growth of approximately $8 million on certain battery and fuzing programs. These losses, which were due to technical difficulties, represent management's best estimate of the most likely loss exposure on these programs. In addition, fiscal 2000 included a non-recurring expense of approximately $4 million to revalue certain long-term assets (primarily fixed assets) to the estimated net realizable value, as the segment's management has elected to pursue disposal by sale of certain assets no longer deemed critical to the business.

    Earnings before taxes in Corporate were $16.4 million for fiscal 2000, compared to $15.1 million in fiscal 1999. EBT results at Corporate were primarily reflective of the Company's 8.0 percent charge to the Company's operating segments for capital employed. Net capital employed at Corporate is historically a negative number (i.e., a net liability) due primarily to the fact that certain significant liabilities are accounted for at Corporate, including accrued post-retirement benefits, taxes, and environmental liabilities. Fiscal 2000 also includes a $4.4 million one-time gain on sale of an excess building.

    Earnings before taxes for fiscal 1999 were $79.5 million, an increase of $11.5 million or 16.9 percent over $68.0 million for fiscal 1998. The fiscal 1999 results primarily reflected decreased operating expenses and higher sales.

    Earnings before taxes in the Aerospace segment were $41.5 million in fiscal 1999, an increase of $12.7 million compared to fiscal 1998 EBT of $28.8 million. The fiscal 1999 increase was primarily driven by the absence of over $7 million in selling costs incurred in fiscal 1998 in Aerospace's pursuit of ICBM. Additionally, fiscal 1999 results reflected higher one-time fees (revenue) of approximately $2 million, due to incentive payments for successful milestone achievements.

    Earnings before taxes in the Conventional Munitions segment were $20.3 million in fiscal 1999, compared to $19.4 million in fiscal 1998. Fiscal 1999 EBT results included improved performance in medium caliber ammunition contracts, which was offset by profit deterioration on ordnance reclamation contracts (down approximately $4 million from fiscal 1998 levels) and by approximately $7 million of costs incurred for move costs associated primarily with facility closure and minor staffing reductions.

    Earnings before taxes in the Defense Systems segment were $2.6 million in fiscal 1999, a decrease of $3.8 million compared to EBT of $6.4 million in fiscal 1998. Fiscal 1999 results were impacted approximately $4 million by non-recurring costs on several programs, including costs associated with development of the OICW.

    Earnings before taxes in Corporate were $15.1 million for fiscal 1999, compared to $13.4 million in fiscal 1998.

    Income Taxes—Taxes on income from continuing operations in fiscal 2000 reflect a 26 percent tax rate. Taxes on income from continuing operations in fiscal 1999 and 1998 reflect a 15 percent and zero percent tax rate, respectively. These rates vary from statutory tax rates principally due to tax effects associated with the Companies' business strategies, resolution of tax matters, and utilization of available tax loss carryforwards.

Discontinued Operations

    Demilitarization Operations—During fiscal 1994, the Company entered into two joint ventures in Belarus and Ukraine, for the purpose of establishing demilitarization operations in those countries. In March 1996, Company management, after evaluating its strategic plans for the future, elected to discontinue its ownership of its foreign demilitarization businesses (Demilitarization operations). Accordingly, the Company began actions to transfer ownership of the joint ventures to the host country governments, or their agents, and in the fourth quarter of fiscal 1996, the Company estimated and recorded a $6.2 million loss on disposal of discontinued operations (net of tax benefit of $4.2 million).

    During fiscal 1997, the Company stopped production efforts, and completed its withdrawal from the Belarus operation. In the fourth quarter of fiscal 1997, the Company reached agreement with the Ukrainian government to transfer the Company's interests in the operation to the Ukrainian Government after payment of a $19.8 million non-interest bearing, long-term note receivable. In March 1998, as a result of the Company's continued consideration and evaluation of the status of the underlying operations, as well as newly imposed export restrictions in the Ukraine and the increasing political instability in the region, Company management wrote off approximately $9.9 million, representing the remaining recorded value of the Company's investment in that operation. During fiscal 1999, management continued to work with the Ukrainian government to complete the Company's exit from this business. However, given the political instability in the region and the lack of economic reforms, the Company believed that it would be unable to pursue an exit by sale of its interest in the operation. Consequently, in fiscal 1999, the Company began the process of removing and salvaging assets. During this process, the Company was prevented from physically recovering all of its assets. The Company attempted unsuccessfully to rectify the situation through discussions with the Ukrainian government. In September 1999, it was determined that the Company's interests would be covered as an insured loss under the Company's political risk insurance policy. Accordingly, the Company received net proceeds on an insurance claim in the amount of $9.5 million (net of taxes of $0.1 million). The Company recorded this as a gain on disposal of discontinued operations.

    Marine Systems Group—On December 22, 1996, the Company entered into an agreement to sell its Marine Systems Group, including substantially all of the assets of that business, to Hughes Aircraft Co. (Hughes) for $141.0 million in cash. The sale was completed on February 28, 1997, resulting in a pretax gain of approximately $31.9 million ($22.4 million, after tax), which the Company recognized in the fourth quarter of fiscal 1997.

    In connection with the sale, the Company began actions during fiscal 1998 to close certain facilities (not sold to Hughes) that had previously been utilized for Marine Systems Group contracts. As a direct result of the sale, the Company booked closure reserves of approximately $16 million in March 1997 (by a charge to the gain on disposal of discontinued operations) primarily for the estimated costs of facility closure, severance costs, and anticipated litigation costs associated with these activities. During fiscal 1998, the Company spent approximately $6 million on these facility closure and severance costs. As these facility closure activities were substantially completed, the Company reversed $10.1 million of these liabilities during the fourth quarter of fiscal 1998, resulting in an additional gain on the disposal of the Marine business.

    Extraordinary Loss—In connection with the Company's September 1998 early extinguishment of its Senior Subordinated Notes and the refinancing of its bank borrowings in November 1998, the Company incurred extraordinary charges for the early extinguishment of debt totaling $16.8 million. The extraordinary charge included charges associated with the Company's September 16, 1998 completion of the tender offer and consent solicitation relating to its then outstanding $150 million 11.75 percent Senior Subordinated Notes which were due March 1, 2003 (the "Notes"). Under the tender offer (the "Offer"), the Company accepted all validly tendered Notes for payment under the Offer, and accordingly paid approximately $153 million to purchase the Notes from noteholders holding approximately $140 million principal amount of the Notes. In February 1999, the Company completed the early extinguishment of debt by calling the remaining Notes, par value of $10.0 million, for $10.6 million. In conjunction with the early extinguishment of the Notes, the Company also refinanced its bank borrowings under a new bank credit facility on November 23, 1998. See "Liquidity, Capital Resources and Financial Condition" (below) for further discussion of the new bank credit facility. In connection with these early extinguishments of debt, the Company recorded a $19.8 million extraordinary charge ($16.8 million, after the tax benefit of $3.0 million), which is comprised of the $13.6 million cash premium paid to acquire the Notes, as well as the write-off of approximately $6.2 million, of which $6.0 million represented the unamortized portion of the debt issuance costs associated with the original borrowings.

    Net Income—Net income reported for fiscal 2000 was $73.9 million, compared to net income of $50.8 for fiscal 1999. The increase was primarily driven by higher gross margins, a $9.5 million gain on disposal of discontinued operations, and the absence of a prior year charge of $16.8 million due to early extinguishments of debt. These increases were partially offset by higher fiscal 2000 interest and income tax expense. Net income reported for fiscal 1999 was $50.8 million, a decrease of $17.4 million, compared to net income of $68.2 million for fiscal 1998. The decrease was driven by the $16.8 million extraordinary loss on the early extinguishment of debt and $11.9 million of higher tax expense in fiscal 1999, offset partially by $10.1 million lower operating expenses and by increased sales in fiscal 1999.

Liquidity, Capital Resources, and Financial Condition

    Cash provided by operations during fiscal 2000 totaled $110.3 million, an increase of $34.6 million, compared with $75.7 million for fiscal 1999. Net income in fiscal 2000 was $73.9 million, compared to $67.6 million in fiscal 1999, which excludes a $16.8 million extraordinary loss on early extinguishment of debt. Fiscal 2000 cash provided by operations reflects increased net income, a reduction of approximately $16 million in net operating loss carryforwards, and the absence of fiscal 1999 legal costs incurred on "qui tam" litigation settlements. Cash provided by operations during fiscal 1999 increased $12.7 million, compared with $63.0 million in fiscal 1998. Cash provided by operations during fiscal 1999 reflects reduced cash used for restructuring and facility consolidation efforts. During fiscal 1998, approximately $13 million was expended under the Company's restructure and facility consolidation efforts. Fiscal 1999 cash flows also benefited from decreased use of cash for accounts payable. These cash flow increases were offset partially by reduced contract advances, due to the timing of contract awards and the achievement of performance milestones.

    As a result of litigation settlements in fiscal 1995, the Company spent approximately $4.5 and $4.0 million in fiscal 1999 and 1998, respectively. The final payment was paid during fiscal 1999.

    As a result of operating losses incurred in prior years, primarily resulting from restructuring charges, as well as one-time charges incurred in fiscal 1995, the Company had tax loss carryforwards remaining of approximately $40.0 million at March 31, 1999, which were entirely utilized to reduce taxable income, and therefore tax payments during fiscal 2000. Realization of the Company's net deferred tax assets is dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, the Company believes that it is more likely than not that such recorded benefits will be realized through the reduction of future taxable income. However, the Company may be subject to the provisions of the Alternative Minimum Tax (AMT), in which case tax payments could be required. To the extent that AMT is required to be paid currently, the resulting deferred tax asset can be carried forward indefinitely, and can be recovered through reductions in tax payments on future taxable income. During fiscal 2000, the Company made total tax payments of approximately $7.1 million.

    Cash used for investing activities, which primarily represents capital expenditures, was $45.5 million in fiscal 2000, compared to $43.7 million in fiscal 1999. Both fiscal 2000 and fiscal 1999 included increased capital expenditures due to move and facilitization costs. Cash used for investing activities in fiscal 1999 increased $16.8 million, compared to $26.9 million in fiscal 1998. This difference primarily represented increased capital expenditures in fiscal 1999, up $23.3 million compared to fiscal 1998. The increased expenditures were primarily the result of facilitization costs associated with orders received from Boeing in fiscal 1999, for production of solid rocket boosters and composite structures for the Delta Space Launch Vehicle family. Expenditures also included facilitization spending associated with moving the Company's Joliet, Illinois operations to the Radford Army Ammunition Plant in Virginia, capital spending relating to an electronic fuze business acquired in fiscal 1998, and expenditures relating to replacement of various business systems software and hardware, as the Company implemented its Year 2000 Plan. Capital expenditures in fiscal 2001 are expected to be down approximately $10 million, compared to fiscal 2000. This decrease primarily represents the absence of fiscal 2000 and 1999 move and facilitization costs.

    In December 1997, the Company completed its acquisition of certain assets from a division of Motorola, Inc., including patent and technology rights related to military fuze production, for approximately $8.5 million. During fiscal 2000, the Company made additional purchase price payments totaling $1.6 million. As of March 31, 2000, any additional consideration which may be required to be paid to the seller will not materially affect future operating results. During fiscal 1999, the Company made purchase price payments totaling $1.1 million.

    On November 23, 1998, the Company entered into bank credit facilities totaling $650 million (the facilities). The facilities, which refinanced the Company's previously existing bank credit facility, have a six-year term and consist of term-debt credit facilities totaling up to $400 million, and a revolving credit facility of $250 million. Interest charges under the facilities are primarily at the London Inter-Bank Offering Rate (LIBOR), plus 1.75 percent (which totaled 8.0 percent at March 31, 2000), and will be subject to change in the future, as changes occur in market conditions and in the Company's financial performance. Borrowings under the facilities are subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and certain restricted payments, including dividends and stock repurchases). Fees associated with the fiscal 1999 refinancing were approximately $9 million. These costs are classified in "Other Assets and Deferred Charges" and are being amortized to interest expense, over the six-year term of the facilities.

    At March 31, 2000, the Company had borrowings of $49 million against its $250 million bank revolving credit facility. Additionally, the Company had outstanding letters of credit of $49.8 million, which further reduced amounts available on the revolving facility to $151.2 million at March 31, 2000. Scheduled minimum loan repayments on the Company's outstanding long-term debt are $55.7 million in fiscal 2001, and $69.2 million per year in fiscal years 2002 through 2004. $69.5 million is due thereafter.

    The Company's total debt (current portion of debt and long-term debt) as a percentage of total capitalization increased to 77 percent on March 31, 2000, from 74 percent on March 31, 1999. This increase reflects higher total debt, up $39.3 million, which primarily reflects the additional borrowings required to fund the Company's purchases of its common stock in fiscal 2000. During the year ended March 31, 2000, the Company repurchased a total of 1.3 million shares, at a cost of $82.6 million. These repurchases were primarily made under terms of the board authorized share repurchases program as described below.

    On December 15, 1998, the Company completed the repurchase of 1.7 million shares of its common stock at a price of $77 per share, or approximately $130 million in total. The repurchase occurred via the terms and conditions of a modified "Dutch auction" tender offer (Dutch auction), and was financed under the Company's new bank credit facilities.

    In connection with the completion of the Dutch auction, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.1 million shares of its common stock, which was completed in fiscal 2000. On October 26, 1999, the Company's Board of Director's authorized the Company to make additional share repurchases (over and above the 1.1 million shares previously authorized) of up to 1.0 million shares of its common stock. As of March 31, 2000, repurchases of approximately 1.5 million shares have been made under these programs, aggregating approximately $97.7 million. Any repurchases made under this plan would be subject to market conditions and the Company's compliance with its debt covenants. As of March 31, 2000, the Company's debt covenants permit the Company to make "restricted payments" (as defined in the Company's debt covenants) of up to an additional $41.5 million, which would allow payments for future stock repurchases. While it is currently the Company's intention to make stock repurchases under this program, there can be no assurance that the Company will purchase all or any portion of the remaining shares, or as to the timing or terms thereof.

    On October 24, 1997, the Company entered into an agreement with Hercules, Incorporated, providing for the disposition of 3.86 million shares of Company common stock then held by Hercules. The shares represented the stock issued by the Company in connection with the March 15, 1995, acquisition of the Hercules Aerospace Company operations from Hercules.

    Under the agreement with Hercules, during the quarter ended December 28, 1997, the Company registered for public offering approximately 2.78 million of the shares (previously unregistered) held by

Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering, nor did the Company receive any proceeds from the offering. The remaining 1.1 million shares then held by Hercules became subject to a put/call arrangement (the "Hercules repurchase") by which Hercules could require the Company to purchase the shares, and the Company could likewise require Hercules to sell the shares to the Company during 1998. The price for shares purchased under the put/ call arrangement was equal to the per share net proceeds realized by Hercules in the secondary public offering, $55.32. During February 1998, the Company did repurchase 271,000 shares, for approximately $15 million. During fiscal 1999, the Company repurchased the remaining 813,000 shares, for approximately $45 million.

    During fiscal 1998, the Company's stock repurchases totaled approximately 0.6 million shares, at a total cost of $31.7 million. These repurchases were made primarily under the Hercules repurchase (described above) and through an open market stock repurchase program.

    Based on the financial condition of the Company at March 31, 2000, management believes internal cash flows, combined with the availability of funding, if needed, under its bank revolving credit facilities, will be adequate to fund future growth of the Company as well as to service its long-term debt obligations.

Contingencies—Environmental Matters

    The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At March 31, 2000, the accrued liability for environmental remediation of $27.7 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $7.8 million, representing the present value of those reimbursements at March 31, 2000. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in March 1995 (Aerospace acquisition), whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 2000 deadline. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at March 31, 2000:

	Accrued Environmental Liability	Environmental Costs- Reimbursement Receivable
Amounts (Payable)/Receivable	$(35,788)	$9,962
Unamortized Discount	8,133	(2,136)

Present Value of Amounts (Payable)/Receivable	$(27,655)	$7,826

    At March 31, 2000, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected reimbursements, are estimated to be $3.5, $5.4, $1.9, $1.7, and $1.2 million for the fiscal years ending March 31, 2001, 2002, 2003, 2004 and 2005, respectively; estimated amounts payable thereafter total $12.1 million. Amounts payable/receivable in periods beyond fiscal 2001 have been classified as non-current on the Company's March 31, 2000, balance sheet. At March 31, 2000, the estimated discounted range of reasonably possible costs of environmental remediation is between $27.7 and $42.7 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results. There were no material insurance recoveries related to environmental remediations during fiscal 2000, 1999, or 1998.

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

Contingencies—Litigation

    As a U.S. Government contractor, the Company is subject to defective pricing and cost accounting standards non-compliance claims by the Government. Additionally, the Company has substantial Government contracts and subcontracts, the prices of which are subject to adjustment. The Company believes that resolution of such claims and price adjustments made or to be made by the Government for open fiscal years (1995 through 2000) will not materially exceed the amount provided in the accompanying balance sheets.

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

    During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, with a contract value of less than $5 million, which the customer attempted to exercise. The Company, based on advice from its counsel, maintained that the option exercise was invalid. In late December 1997, the Company was terminated for default on the contract option. The Company, working closely with the customer, resolved these matters, and the settlement converted the default termination to a no-cost termination for the convenience of the government.

    During fiscal 1998, the Company identified potential technical and safety issues on its Explosive "D" contracts that caused the Company to delay contract performance. As a result, the Government customer terminated the contracts for default. The Company, working closely with the customer, resolved these matters, and the settlement converted the default terminations to no-cost terminations for the convenience of the government.

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

Market Risk

    The Company is exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, the Company enters into various hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to its corporate policies. The

Company does not use derivative financial instruments for trading or other speculative purposes, and the Company is not a party to leveraged financial instruments. Additional information regarding the Company's financial instruments is contained in Note 7 to the financial statements. The Company's objective in managing its exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs.

    The Company measures it market risk related to its holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10 percent change (increase and decrease) in interest rates. The Company used current market rates on its debt and derivative portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis.

    The Company's primary interest rate exposures relate to its variable rate debt and interest rate swaps. The potential loss in fair values is based on an assumed immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a hypothetical 10 percent change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to a hypothetical immediate 10 percent change in rates. A hypothetical 10 percent change in interest rates does not have a material impact on the fair values, cash flows or earnings of the Company.

New Accounting Rules

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, requires that all derivatives be recognized as either assets or liabilities at estimated fair value. The Company has not completed its evaluation of the impact that the adoption of SFAS No. 133 will have.

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

Risk Factors

    Certain of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include those relating to fiscal 2001 sales, gross margin, operating expenses, tax payments and capital expenditures. Also included are statements relating to the realization of net deferred tax benefits, the repurchase of Company common stock, the funding of future growth, long-term debt repayment, environmental remediation costs and reimbursement prospects, and in general, the financial and operating impact of the resolution of environmental and litigation contingencies. Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Some of these risks and uncertainties are set forth in connection with the applicable statements. Additional risks and uncertainties include, but are not limited to, changes in government spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, commercial space launch manifest, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company's success in program pursuits, program performance, continued access to technical and capital resources, and supply and availability of raw materials and components. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Alliant Techsystems Inc.:

    We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the years ended March 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Alliant Techsystems Inc. and subsidiaries at March 31, 2000 and 1999, and the consolidated results of its operations, its cash flows, and its stockholders' equity for each of the years ended March 31, 2000, 1999, and 1998, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Minneapolis, Minnesota
May 17, 2000

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
Amounts in thousands except per share data	2000	1999	1998
Sales	$1,077,520	$1,090,438	$1,075,506
Cost of sales	868,184	895,214	880,802

Gross margin	209,336	195,224	194,704
Operating activities:
Research and development	11,177	8,874	12,447
Selling	23,141	26,689	37,757
General and administrative	54,445	56,598	52,011

Total operating activities	88,763	92,161	102,215

Income from operations before interest and income taxes	120,573	103,063	92,489
Interest expense	(33,999)	(24,731)	(27,621)
Interest income	656	1,215	3,090

Income from continuing operations before income taxes	87,230	79,547	67,958
Income tax provision	22,778	11,932	—

Income from continuing operations	64,452	67,615	67,958
Gain on disposal of discontinued operations, net of income taxes	9,450	—	225

Income before extraordinary loss	73,902	67,615	68,183
Extraordinary loss on early extinguishment of debt, net of income taxes	—	(16,802)	—

Net income	$73,902	$50,813	$68,183

Basic earnings per common share:
Continuing operations	$6.48	$5.67	$5.21
Discontinued operations	0.95	—	0.02
Extraordinary loss	—	(1.41)	—

Net income	$7.43	$4.26	$5.23

Diluted earnings per common share:
Continuing operations	$6.36	$5.52	$5.08
Discontinued operations	0.93	—	0.02
Extraordinary loss	—	(1.37)	—

Net income	$7.29	$4.15	$5.10

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	Years Ended March 31
Amounts in thousands except share data	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$45,765	$21,078
Receivables	244,881	233,499
Net inventory	53,629	44,030
Deferred income tax asset	5,480	41,912
Other current assets	1,295	2,589

Total current assets	351,050	343,108

Net property, plant, and equipment	335,628	335,751
Goodwill	124,718	127,799
Prepaid and intangible pension assets	80,877	77,552
Deferred charges and other non-current assets	13,711	10,108

Total assets	$905,984	$894,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$55,650	$36,500
Line of credit borrowings	49,000	—
Accounts payable	77,982	93,991
Contract advances and allowances	71,682	49,456
Accrued compensation	32,969	32,433
Accrued income taxes	7,430	13,075
Other accrued liabilities	61,880	61,033

Total current liabilities	356,593	286,488

Long-term debt	277,109	305,993
Post-retirement and post-employment benefits liability	118,137	128,279
Other long-term liabilities	39,198	54,835

Total liabilities	791,037	775,595

Contingencies
Common Stock—$.01 par value
Authorized—20,000,000 shares
Issued and outstanding 9,073,752 shares at March 31, 2000 and 10,284,530 at March 31, 1999	139	139
Additional paid-in-capital	236,416	238,513
Retained earnings	197,259	123,357
Unearned compensation	(2,520)	(3,289)
Pension liability adjustment	(3,768)	(2,940)
Common stock in treasury, at cost (4,789,861 shares held at March 31, 2000 and 3,579,083 at March 31, 1999)	(312,579)	(237,057)

Total stockholders' equity	114,947	118,723

Total liabilities and stockholders' equity	$905,984	$894,318

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
Amounts in thousands	2000	1999	1998
Operating Activities
Net income	$73,902	$50,813	$68,183
Adjustments to net income to arrive at cash provided by operations:
Depreciation	39,389	38,460	41,416
Amortization of intangible assets and unearned compensation	8,433	7,425	6,101
Gain on disposition of discontinued operations, net of taxes	—	—	(225)
Extraordinary loss on early extinguishment of debt, net of taxes	—	16,802	—
(Gain) loss on disposal of property	(1,890)	372	330
Changes in assets and liabilities:
Receivables	(11,382)	(23,584)	(19,240)
Inventory	(9,599)	5,042	19,053
Accounts payable	(16,009)	13,920	(5,380)
Contract advances and allowances	22,226	(14,862)	(182)
Accrued compensation	536	158	3,883
Accrued income taxes	(5,645)	7,991	(1,107)
Accrued restructuring and facility consolidation	—	(2,637)	(13,219)
Accrued environmental liability	(1,516)	(919)	(1,905)
Pension and post-retirement benefits	(10,453)	(5,973)	(7,820)
Other assets and liabilities	22,344	(17,296)	(26,919)

Cash provided by operations	110,336	75,712	62,969

Investing Activities
Capital expenditures	(45,573)	(43,690)	(20,406)
Acquisition of business	(1,600)	(1,100)	(8,466)
Proceeds from the disposition of property, plant, and equipment	1,631	1,041	2,021

Cash used for investing activities	(45,542)	(43,749)	(26,851)

Financing Activities
Net borrowings on line of credit	49,000	—	—
Payments made on bank debt	(38,734)	(48,648)	(67,447)
Payments made to extinguish high yield debt	—	(163,590)	—
Proceeds from issuance of long-term debt	29,000	342,493	—
Payments made for debt issue costs	—	(9,110)	—
Net purchase of treasury shares	(81,276)	(209,290)	(28,952)
Proceeds from exercised stock options	1,903	8,300	9,052
Other financing activities, net	—	—	(2,302)

Cash used for financing activities	(40,107)	(79,845)	(89,649)

Increase (Decrease) in cash and cash equivalents	24,687	(47,882)	(53,531)
Cash and cash equivalents at beginning of period	21,078	68,960	122,491

Cash and cash equivalents at end of period	$45,765	$21,078	$68,960

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

		Common Stock $.01 Par
(Amounts in thousands except shares data)	Redeemable Common Shares			Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income(1)	Treasury Stock	Total Stockholders' Equity
		Shares	Amount
Balance, 3/31/97	$—	13,081,538	$139	$248,612	$4,361	$(1,324)	$(2,304)	$(30,692)	$218,792
Comprehensive income:
Net income					68,183				68,183
Other comprehensive income:(1)
Pension liability adjustment							(2,439)		(2,439)

Comprehensive income									65,744

Treasury shares received		(589,363)		(195)				(31,693)	(31,888)
Exercise of stock options		281,455		(2,316)				11,371	9,055
Restricted stock grants		25,675		294		(1,332)		1,038
Amortization of restricted stock						1,118			1,118
Redeemable common shares	44,979			(44,979)
Other net issuances		56,206		304		287		2,342	2,933

Balance, 3/31/98	44,979	12,855,511	139	201,720	72,544	(1,251)	(4,743)	(47,634)	265,754
Comprehensive income:
Net income					50,813				50,813
Other comprehensive income:(1)
Pension liability adjustment							1,803		1,803

Comprehensive income									52,616

Treasury shares received	(44,979)	(2,934,887)		43,015				(210,308)	(212,272)
Exercise of stock options		268,328		(7,458)				15,758	8,300
Restricted stock grants		48,675		704		(3,479)		2,775
Amortization of restricted stock						1,343			1,343
Other net issuances		46,903		532		98		2,352	2,982

Balance, 3/31/99	—	10,284,530	139	238,513	123,357	(3,289)	(2,940)	(237,057)	118,723
Comprehensive income:
Net income					73,902				73,902
Other comprehensive income:(1)
Pension liability adjustment							(828)		(828)

Comprehensive income									73,074

Treasury shares received		(1,319,600)						(82,624)	(82,624)
Exercise of stock options		64,128		(2,350)				4,253	1,903
Restricted stock grants		19,500		249		(1,544)		1,295
Amortization of restricted stock						2,164			2,164
Other net issuances		25,194		4		149		1,554	1,707

Balance, 3/31/00	$—	9,073,752	$139	$236,416	$197,259	$(2,520)	$(3,768)	$(312,579)	$114,947

(1)
Other comprehensive income is comprised of a pension liability adjustment (see Note 8). Comprehensive income is shown net of income taxes. The tax effect for the pension liability adjustment was $0, $270 and $0 for years ended March 31, 2000, 1999, and 1998, respectively.

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Basis of Presentation and Significant Accounting Policies

    Basis of Presentation—The consolidated financial statements of the Company include all wholly owned affiliates. Intercompany balances and transactions between entities included in these consolidated financial statements have been eliminated.

    Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

    Long-Term Contracts—Sales under long-term contracts are accounted for under the percentage of completion method and include cost reimbursement and fixed-price contracts. Sales under cost reimbursement contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion (cost-to-cost) or based on results achieved, which usually coincides with customer acceptance (units-of-delivery).

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

    Environmental Remediation and Compliance—Costs associated with environmental compliance and preventing future contamination that are estimable and probable are expensed, or capitalized as appropriate. Expected remediation and monitoring costs relating to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial activities when they are probable and the remediation cost can be reasonably estimated.

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

    Cash Equivalents—Cash equivalents are all highly liquid temporary cash investments purchased with original maturities of three months or less. The fair market value of such investments at March 31, 2000 approximates cost.

    Inventories—Inventoried costs relating to long-term contracts and programs are stated at actual production costs, including factory overhead, initial tooling, and other related nonrecurring costs incurred to date, reduced by amounts identified with sales recognized on units delivered or progress completed. Inventoried costs relating to long-term contracts and programs are reduced by charging any amounts in excess of estimated realizable value to cost of sales. Progress payments received from customers relating to the uncompleted portions of contracts are offset first against unbilled receivable balances, then against applicable inventories. Any remaining progress payment balances are classified as contract advances.

    Property and Depreciation—Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and test equipment is depreciated using the double declining balance method, converting to straight-line depreciation for the last third of the asset's life. All other depreciable property is depreciated using the straight-line method.

    Goodwill—Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at date of acquisition, and is being amortized on a straight-line basis over periods of 25 to 40 years. The recoverability of the carrying value of goodwill is periodically evaluated by comparison of the carrying value of the underlying assets which gave rise to the goodwill (including the carrying value of the goodwill itself), with the estimated future undiscounted cash flows from the related operations. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset based on discounted estimated future cash flows.

    Income Taxes—Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from tax losses and tax credit carryforwards.

    Financial Instruments and Hedging—The Company uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. Derivatives are used for hedging purposes only, and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. Changes in the fair value of the derivative contract must be highly correlated with the changes in the fair value of the underlying hedged item, both at the inception of the hedge and over the life of the hedge contract. Accordingly, derivative contracts designated as a hedge of the Company's debt obligations are not marked to market, but cash flow from such contracts results in adjustments to interest expense. Gains and losses from terminated contracts are deferred and amortized over the remaining period of the original contract.

    Earnings Per Share Data—Basic EPS is computed based upon the weighted average number of common shares outstanding for each period presented. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options and outstanding redeemable common stock (see Note 13) during each period presented, which, if exercised, would have a dilutive effect on earnings per share for fiscal 2000, 1999, and 1998. In computing EPS from continuing operations for the years ended March 31, 2000, 1999, and 1998, income from continuing operations, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2000	1999	1998
Basic EPS:
Average shares outstanding	9,945	11,924	13,048

Diluted EPS:
Average shares outstanding	9,945	11,924	13,048
Dilutive effect of options and redeemable common shares	187	322	323

Diluted EPS shares outstanding	10,132	12,246	13,371

    For the year ended March 31, 1998, the 813,000 common shares redeemable under the put/call agreement with Hercules (see Note 13) were not included in the calculation of diluted EPS, as inclusion of those redeemable shares would have been anti-dilutive. There were also 348,000 and 225,000 stock options that were not included in the computation of diluted EPS for the years ended March 31, 2000 and March 31, 1999, respectively, due to the option price being greater than the average market price of the common shares.

    Reclassifications—Certain reclassifications have been made to the fiscal 1999 and 1998 financial statements to conform to the fiscal 2000 classification.

2. Receivables

    Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	Years Ended March 31
	2000	1999
Contract receivables
Billed receivables	$51,909	$77,025
Unbilled receivables	188,147	147,134
Other receivables	4,825	9,340

Total Current Receivables	$244,881	$233,499

    Receivable balances are shown net of reductions of $164,768 and $187,174 as of March 31, 2000 and 1999, respectively, for customer progress payments received on completed portions of contracts. The decrease in billed receivables at March 31, 2000 primarily reflects the fiscal 2000 receipt of funds from a significant March 1999 billing on a Defense Systems anti-tank barrier system contract and timing of collections on tactical tank ammunition contracts. The increase in unbilled receivables at March 31, 2000 is due to contract timing and a reduction in the progress billing rate on the Aerospace Titan program.

    Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. These amounts include expected additional billable general overhead costs and fees on flexibly priced contracts awaiting final rate negotiations, and are generally billable and collectible within one year.

3. Inventories

    Inventory balances are shown net of reductions of $10,510 and $12,705 as of March 31, 2000 and 1999, respectively, for customer progress payments received on uncompleted portions of contracts.

4. Property, Plant, and Equipment

    The major categories of property consist of the following:

	Years Ended March 31
	2000	1999
Land	$20,620	$20,601
Buildings and improvements	164,671	163,961
Machinery and equipment	372,087	347,924
Property not yet in service	14,784	14,628

Gross property, plant, and equipment	572,162	547,114
Less accumulated depreciation	(236,534)	(211,363)

Net property, plant, and equipment	$335,628	$335,751

5. Goodwill and Other Assets and Deferred Charges

    Goodwill and other assets and deferred charges consist of the following:

	Years Ended March 31
	2000	1999
Goodwill, net of accumulated amortization:
2000—$20,351, 1999—$15,670	$124,718	$127,799

Debt issuance costs, net of accumulated amortization:(1)
2000—$2,181, 1999—$593	$6,930	$8,518
Note Receivable	5,172	—
Other	1,609	1,590

Total deferred charges and other non-current assets	$13,711	$10,108

(1)
See Note 7 for discussion of the fiscal 1999 early extinguishment of debt.

    The note receivable included in other non-current assets represents the long-term portion of an 8.0 percent, fifteen-year note received by the Company in January 2000 related to the sale of an excess building.

6. Other Accrued Liabilities

    The major categories of other current and long-term accrued liabilities are as follows:

	Years Ended March 31
	2000	1999
Employee benefits and insurance	$28,804	$30,231
Legal accruals	5,897	10,045
Other accruals	27,179	20,757

Other accrued liabilities—current	$61,880	$61,033

Environmental remediation liability	16,529	18,044
Deferred tax liability	10,802	25,870
Supplemental employee retirement plan	11,470	10,953
Other	397	(32)

Other long-term liabilities	$39,198	$54,835

7. Long-Term Debt

    The components of the Company's long-term debt are as follows:

	Years Ended March 31
	2000	1999
Bank Term Loan with quarterly principal and interest payments	$332,759	$342,493
Less current portion	(55,650)	(36,500)

Long-term portion	$277,109	$305,993

    On September 16, 1998, the Company completed a tender offer and consent solicitation related to its $150 million outstanding 11.75 percent Senior Subordinated Notes due March 1, 2003 (the "Notes"). Under the tender offer (the "Offer"), the Company accepted all validly tendered Notes for payment under the Offer, and accordingly paid approximately $153 million to purchase the Notes from noteholders holding approximately $140 million principal amount of the Notes. The purchase of the Notes was financed under the Company's revolving credit facility. In February 1999, the Company completed the early extinguishment of debt by calling the remaining Notes, par value of $10.0 million, for $10.6 million.

    In conjunction with early extinguishment of Notes, the Company refinanced its bank borrowings under a new bank credit facility, described below. Accordingly, the Company recorded a $16.8 million extraordinary charge (after a $3.0 million tax benefit). The extraordinary charge included a $13.6 million cash premium paid to acquire the Notes, as well as a write-off of approximately $6.2 million, of which $6.0 million represented the unamortized portion of debt issuance costs associated with the original borrowings.

    On November 23, 1998, the Company entered into bank credit facilities totaling $650.0 million (the facilities). The facilities, which refinanced the Company's previous bank facility, have a 6-year term and consist of up to $400.0 million of term-debt facilities and a $250.0 million revolving credit facility. Interest charges under the facilities are primarily at the London Inter-Bank Offering Rate (LIBOR), plus 1.75 percent (which totaled 8.0 percent at March 31, 2000), and will be subject to change in the future, as changes occur in market conditions and in the Company's financial performance. Borrowings are secured by substantially all of the assets of the Company. Fees associated with the refinancing were approximately $9 million. These costs are classified in "Other Assets and Deferred Charges," and are being amortized to interest expense over the six-year term of the facilities. Borrowing under the facilities are subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and limits on certain restricted payments, including dividends and stock repurchases). At March 31, 2000, the Company was in compliance with all covenants and restrictions specified in its debt agreements.

    At March 31, 2000, the Company had borrowings of $49.0 million against its $250.0 million revolving credit facility. In addition, the Company had $49.8 million of outstanding letters of credit, which further reduced amounts available on the revolving facility to $151.2 million at March 31, 2000. The Company is required to pay a commitment fee (0.375 percent at March 31, 2000) on the amount committed but not borrowed on the $250.0 million revolver.

    At March 31, 2000, scheduled minimum loan repayments on the Company's outstanding long-term bank debt are $55.7 million in fiscal year 2001, and $69.2 million per year in fiscal years 2002 through 2004. $69.5 million is due thereafter. At March 31, 2000, amounts outstanding under the facilities approximate fair market value, based on current rates for similar instruments with the same maturities.

    The Company's weighted average interest rate on short-term borrowings during fiscal 2000 and 1999 was 7.9 percent and 7.0 percent, respectively.

    In late fiscal 1998, the Company entered into treasury rate-lock agreements to hedge against increases in market interest rates on the anticipated refinancing of its debt. During the third quarter of fiscal 1999, in connection with completing the refinancing of the Company's debt, these treasury rate-locks were converted into interest rate swaps with a total notional amount of $200.0 million. Of this total, swaps with a total notional amount of $100.0 million have 6-year terms and swap interest rates between 6.32 and 6.55 percent (6.43 percent average). The remaining swap has a $100.0 million notional amount, a swap interest rate of 6.06 percent, and is effective for 10 years, with a bank cancellation option in January 2001. The fair market value of the Company's interest rate swaps is $2.7 million at March 31, 2000.

    Counter parties to the interest rate swap agreements are major financial institutions who also participate in the Company's bank credit facilities. Credit loss from counterparty nonperformance is not anticipated. The estimated fair market value amounts have been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

8. Employee Benefit Plans

    The Company's noncontributory defined benefit pension plans cover substantially all employees. Plans provide either pension benefits of stated amounts for each year of credited service, or pension benefits based on employee yearly pay levels and years of credited service. The Company funds the plans in accordance with federal requirements calculated using appropriate actuarial methods.

    Plan assets for the Company are held in a trust and are invested in a diversified portfolio of equity securities and fixed income investments.

    The following illustrates the change in the Company's projected pension benefit obligation:

	Years Ended March 31
	2000	1999
Projected benefit obligation at beginning of year	$944,538	$880,122
Service cost of benefits earned during the period	16,817	16,283
Interest cost of projected benefit obligation	60,562	61,133
Plan amendments	15,926	179
Actuarial (gain) loss	(54,958)	64,951
Benefits paid	(149,958)	(78,130)

Projected benefit obligation at end of year	$832,927	$944,538

    Changes in the Company's pension plan assets are summarized as follows:

	Years Ended March 31
	2000	1999
Fair value of plan assets at beginning of year	$1,085,257	$1,016,617
Actual return on plan assets	179,788	134,180
Company contributions	2,824	11,927
Benefits paid	(149,297)	(77,467)

Fair value of plan assets at end of year	$1,118,572	$1,085,257

    The components of prepaid pension cost and the amounts recognized in the Company's balance sheet for its pension plans are as follows:

	Years Ended March 31
	2000	1999
Funded status	$285,645	$140,719
Accrued contribution	267	1,409
Unrecognized net actuarial gain	(225,501)	(83,024)
Unrecognized prior service cost	13,472	11,829
Unrecognized net transition asset	(708)	(1,394)

Prepaid pension cost	$73,175	$69,539

Prepaid benefit cost	$79,853	$76,405
Accrued benefit liability	(11,470)	(10,953)
Intangible asset	1,024	1,147
Accumulated other comprehensive income	3,768	2,940

Total prepaid pension cost recognized in balance sheet	$73,175	$69,539

    In accordance with SFAS No. 87, "Employer's Accounting for Pensions," the Company has recognized the minimum liability for underfunded pension plans equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as an intangible asset to the extent of any unrecognized prior service cost, with the remaining balance recorded as reduction to equity. As of March 31, 2000, the minimum pension liability in excess of the unrecognized prior service cost was $3,768.

    The change in the additional minimum pension liability recognized in the Company's consolidated statement of stockholders' equity was as follows:

	Years Ended March 31
	2000	1999
Change in:
Intangible assets	$(123)	$(3,965)
Accrued pension benefit costs	(705)	5,768

Total change in additional minimum pension liability	$(828)	$1,803

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefits in excess of plan assets were $13,300, $11,716 and $92 respectively as of March 31, 2000, and $13,604, $11,355, and $111, respectively, as of March 31, 1999. During fiscal year 1999, five defined benefit pension plans were merged into one plan, which caused previously underfunded plans to become fully funded.

    The components of the Company's net periodic pension costs are as follows:

	Years Ended March 31
	2000	1999	1998
Service cost of benefits earned during the period	$16,817	$16,283	$15,008
Interest costs of projected benefit obligation	60,562	61,133	60,354
Expected return on plan assets	(84,343)	(80,876)	(73,098)
Amortization of unrecognized net loss	319	218	132
Amortization of unrecognized prior service cost	1,668	1,618	1,452
Amortization of unrecognized net transition asset	(589)	(615)	(615)

Net periodic pension cost	$(5,566)	$(2,239)	$3,233

    The weighted-average assumptions used in the accounting for defined benefit plans were:

	Years Ended March 31
	2000	1999	1998
Discount rate used in determining present values	7.75%	6.75%	7.25%

Annual increase in future compensation levels:
Union	3.50%	3.25%	3.25%
Salaried	4.50%	4.25%	4.25%
Expected long-term rate of return on plan assets	9.25%	9.25%	8.75%

    The Company also sponsors a number of defined contribution plans. Participation in one of these plans is available to substantially all employees. The two principal defined contribution plans are Company-sponsored 401(k) plans to which employees may contribute up to 18 percent of their pay. The Company contributes amounts equal to 50 percent of employee contributions up to 6 percent of the employee's pay. The amount expensed for the Company match provision of the plans was $5,742, $5,523, and $5,538 in fiscal 2000, 1999, and 1998, respectively. The Company employs approximately 2,024 employees (31 percent of its total employees) covered by collective bargaining agreements, 509 of whom are covered under agreements expected to be renegotiated during fiscal 2001, due to current agreement expirations.

9. Post-Retirement Benefits

    Generally, employees retiring from the Company prior to December 31, 2002 and after attaining age 55 who have had at least five or ten years of service, depending on plan provisions are entitled to post-retirement health care benefits and life insurance coverage until the retiree reaches age 65 or later. The portion of the premium cost borne by the Company for such benefits is dependent on the employee's years of service, start date and age as of December 31, 2000. The Company will not provide a subsidy of retiree health care costs for employees commencing employment after March 31, 2000 or for employees who are younger than age 45 or have less than 20 years of service as of December 31, 2002. Further contributions from retirees are also required based on plan deductibles and co-payment provisions.

    The following illustrates the change in the Company's accumulated nonpension post-retirement benefit obligation:

	Years Ended March 31
	2000	1999
Accumulated benefit obligation at beginning of year	$154,956	$145,219
Service cost of benefits earned during the period	996	915
Interest cost on accumulated obligation	9,885	9,942
Plan amendments	(4,531)	—
Actuarial (gain) loss	(1,351)	15,155
Net benefits paid	(16,998)	(16,275)

Accumulated benefit obligation at end of year	$142,957	$154,956

    Changes in the Company's post-retirement plan assets are summarized as follows:

	Years Ended March 31
	2000	1999
Fair value of plan assets at beginning of year	$10,350	$8,618
Actual return on plan assets	914	732
Retiree contributions	5,418	4,534
Company contributions	18,004	16,761
Gross benefits paid	(22,340)	(20,295)

Fair value of plan assets at end of year	$12,346	$10,350

    The Company's nonpension post-retirement benefit obligations are generally not prefunded. The following table illustrates the status of retiree benefit obligations.

	Years Ended March 31
	2000	1999
Funded status	$(130,612)	$(144,606)
Accrued contribution	1,792	1,744
Unrecognized net actuarial loss	20,281	22,172
Unrecognized prior service cost	(7,367)	(5,393)

Post-retirement benefit liability recognized in balance sheet	$(115,906)	$(126,083)

    The components of the Company's net periodic post-retirement benefit costs are as follows:

	Years Ended March 31
	2000	1999	1998
Service cost of benefits earned during the period	$996	$915	$1,204
Interest costs of accumulated post-retirement benefit obligation	9,885	9,942	9,649
Expected return on plan assets	(633)	(526)	(315)
Amortization of unrecognized net loss	633	21	—
Amortization of unrecognized prior service cost	(355)	(355)	(318)

Net post-retirement periodic benefit cost	$10,526	$9,997	$10,220

    The weighted-average assumptions used in the accounting for nonpension post-retirement benefits were as follows:

	Years Ended March 31
	2000	1999	1998
Discount rate used in determining present values	7.75%	6.75%	7.25%

Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%

Medical trend rate	5.00%	5.00%	5.00%

    For measurement purposes, a weighted average annual rate of increase of approximately 5.1 percent in the cost of covered health care benefits was assumed for fiscal year 2001. The rate was assumed to be 5.0 percent thereafter.

The following illustrates the effect of a one-percentage point increase or decrease in the assumed health care cost trend rates as of March 31, 2000:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on service and interest cost components	$432	$(414)
Effect on accumulated post-retirement benefit obligation	$5,698	$(5,478)

10. Income Taxes

    The components of the Company's income tax provision consist of:

	Years Ended March 31
	2000	1999	1998
Current:
Federal	$1,355	$5,450	$—
State	754	778	—
Deferred	20,802	2,739	—

Income tax provision	$22,911	$8,967	$—

    The items responsible for the differences between the federal statutory rate and the Company's effective rate are shown as follows:

	Years Ended March 31
	2000	1999	1998
Income taxes computed at statutory federal rate	$33,885	$20,923	$23,864
State income taxes—net of federal impact	3,485	2,989	3,409
Permanent non-deductible costs	2,150	1,556	1,361
Unrecorded tax benefits	(16,609)	(16,501)	(28,634)

Income tax provision	$22,911	$8,967	$—

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax asset (liability), as shown on the statement of financial position are:

	Years Ended March 31
	2000	1999
Deferred sales	$(29,365)	$(39,980)
Accelerated depreciation	(50,658)	(53,809)

Deferred income tax liabilities	(80,023)	(93,789)

Reserves for employee benefits	30,035	36,122
Restructuring and environmental reserves	7,931	8,538
Research tax credits	25,178	25,178
Net operating loss carryforwards	—	40,013
Other reserves	11,557	(20)

Deferred income tax assets	74,701	109,831

Net deferred income tax (liability) asset	$(5,322)	$16,042

Current deferred income tax asset	5,480	41,912
Non-current deferred income tax liability	(10,802)	(25,870)

Net deferred income tax (liability) asset	$(5,322)	$16,042

    Realization of the Company's deferred tax assets are dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

    Federal and state operating loss carryforwards for tax purposes available to offset future taxable income of approximately $40.0 million at March 31, 1999 were utilized in their entirety during fiscal 2000. Research tax credits available to offset future tax payments are $25,178, and begin to expire in 2006.

11. Leases

    The Company leases land, buildings, and equipment under various operating leases which generally have renewal options of one to five years. Rental expense was $15,143, $12,359, and $13,199 for the years ended March 31, 2000, 1999, and 1998, respectively.

    Minimum rental commitments payable under noncancellable lease commitments outstanding at March 31, 2000 are $12,360, $10,888, $9,319, $8,172, and $8,373 for the fiscal years ending March 31, 2001, 2002, 2003, 2004, and 2005, respectively.

12. Restructuring Charges

    In mid-fiscal 1996, various executive management changes were made within the Company. As a result of these changes, new management re-evaluated business strategies, including its restructure plans and as a result, the anticipated timing of certain severance and facility closure costs moved to fiscal 1997. Cash expenditures under this completed restructuring program, primarily for employee-related costs, totaled approximately $3 million and $8 million in fiscal 1998 and 1997, respectively. In the fourth quarter of fiscal 1997, the Company reversed approximately $2 million of this reserve against general and administrative costs, due to cost underruns relative to the originally reserved amounts.

    Additional restructure expenditures of approximately $12 million were made in fiscal 1997, in connection with the Company's closure plan for certain facilities acquired in the March 15, 1995 acquisition of the Aerospace operations from Hercules, Incorporated. As these closure activities were anticipated and planned for at the acquisition date, the Company had estimated and recorded these costs as part of the March 1995 acquisition price. The actual costs incurred did not vary significantly from those estimated and recorded. See also Note 15 for discussion of facility closure expenditures associated with the Marine Systems Group.

13. Stockholders' Equity

    The Company has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

    The Company has authorized up to 3,320,679 shares to be granted under the 1990 Equity Incentive Plan of which 177,158 were available at March 31, 2000, for future grants. Stock options are granted periodically, at the fair market value of the Company's common stock on the date of grant, and are generally exercisable from one to three years from the date of grant. Restricted stock issued to non-employee directors and certain key employees totaled 19,500, 48,675, and 25,675 for the fiscal years ended March 31, 2000, 1999, and 1998, respectively. Restricted shares vest over periods of one to four years from the date of award. As of March 31, 2000, net restricted shares of up to 63,500 shares were reserved for certain key officers which will vest upon achievement of certain financial performance goals through fiscal 2002.

    As permitted by SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees and non-employee directors. Accordingly, compensation cost has not been recognized for the awards made to employees in the form of stock options. If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under the plan (consistent with the method provided in SFAS 123), the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

	Years Ended March 31
	2000	1999	1998
Net income
As reported	$73,902	$50,813	$68,183
Proforma	$69,813	$47,633	$65,434
Basic EPS
As reported	$7.43	$4.26	$5.23
Proforma	$7.02	$3.99	$5.01
Diluted EPS
As reported	$7.29	$4.15	$5.10
Proforma	$6.89	$3.89	$4.89

    A summary of the company's stock option activity is as follows:

	Years Ended March 31
	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	793,493	$54.39	731,782	$35.74	896,333	$33.49
Granted	273,200	73.07	363,850	74.17	150,850	44.61
Exercised	(64,128)	31.23	(268,328)	30.93	(281,455)	32.16
Canceled	(83,725)	69.56	(33,811)	50.01	(33,946)	44.70

Outstanding at end of year	918,840	$60.29	793,493	$54.39	731,782	$35.74
Options exercisable at year end	447,870	48.10	318,508	35.48	440,964	30.34

Weighted average fair value of options granted during the year		$33.58		$32.15		$20.18

    The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The following weighted average assumptions were used for grants:

	Years Ended March 31
	2000	1999	1998
Risk-free rate	6.2%	5.1%	6.1%
Expected volatility	29.4	29.4	30.4
Expected option life	7 years	7 years	7 years

    A summary of stock options outstanding at March 31, 2000 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$10 - $24	57,981	2.4 years	$20.1513	57,981	$20.1513
$25 - $30	—	—	—	—	—
$31 - $40	99,821	3.8 years	$37.5002	99,821	$37.5002
$41 - $52	201,973	5.9 years	$45.4002	171,202	$45.5533
$53 - $65	192,065	8.6 years	$63.1450	43,700	$64.4134
$66 - $76	94,000	8.0 years	$68.4282	25,166	$75.2474
$77 - $85	273,000	8.9 years	$83.3567	50,000	$82.4375

    On December 15, 1998, the Company completed the repurchase of 1.7 million shares of its common stock at a price of $77 per share, or approximately $130 million in total. The repurchase occurred via the terms and conditions of a modified "Dutch auction" tender offer (Dutch auction), and was financed under the Company's new bank credit facilities.

    In connection with the completion of the Dutch auction, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.1 million shares of its common stock which was completed in fiscal 2000. On October 26, 1999 the Company's Board of Directors authorized the Company to make additional share repurchases (over and above the 1.1 million shares previously authorized) of up to 1.0 million shares of its common stock. As of March 31, 2000 repurchases of 1.5 million shares have been made under these programs, aggregating approximately $97.7 million. Any authorized repurchases would be subject to market conditions and the Company's compliance with its debt covenants. As of March 31, 2000, the Company's debt covenants permit the Company to make "restricted payments" (as defined in the Company's debt covenants) up to an additional $41.5 million, which would allow payments for future stock repurchases. While it is currently the Company's intention to make stock repurchases under this program, there can be no assurance that the Company will purchase all or any portion of the remaining shares, or as to the timing or terms thereof.

    On October 24, 1997, the Company entered into an agreement with Hercules, Incorporated, providing for the disposition of 3.86 million shares of Company common stock then held by Hercules. The shares represented the stock issued by the Company in connection with the March 15, 1995, acquisition of the Hercules Aerospace Company operations from Hercules.

    Under the agreement with Hercules, during the quarter ended December 28, 1997, the Company registered for public offering approximately 2.78 million of the shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering, nor did the Company receive any proceeds from the offering. The remaining 1.1 million shares then held by Hercules became subject to a put/call arrangement (the "Hercules repurchase") by which Hercules could require the Company to purchase the shares, and the Company could likewise require Hercules to sell the shares to the Company during 1998. The price for shares purchased under the put/ call arrangement was equal to the per share net proceeds realized by Hercules in the secondary public offering, $55.32. During February 1998, the Company did repurchase 271,000 shares for approximately $15 million. During fiscal 1999, the Company repurchased the remaining 813,000 shares, for approximately $45 million.

    During fiscal 1998, the Company's stock repurchases totaled approximately 0.6 million shares, at a total cost of $31.7 million. These repurchases were made primarily under the Hercules repurchase (described above) through an open-market stock repurchase program.

14. Contingencies—Litigation

    As a U.S. Government contractor, the Company is subject to defective pricing and cost accounting standards non-compliance claims by the Government. Additionally, the Company has substantial Government contracts and subcontracts, the prices of which are subject to adjustment. The Company believes that resolution of such claims and price adjustments made or to be made by the Government for open fiscal years (1995 through 2000) will not materially exceed the amount provided in the accompanying balance sheets.

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

    During fiscal 1998, the Company substantially completed the requirements of the M117 Bomb reclamation contract. The contract contained a priced option, with a contract value of less than $5 million, which the customer attempted to exercise. The Company, based on advice from its counsel, maintained that the option exercise was invalid. In late December 1997, the Company was terminated for default on the contract option. The Company, working closely with the customer, resolved these matters, and the settlement converted the default termination to a no-cost termination for the convenience of the government.

    During fiscal 1998, the Company identified potential technical and safety issues on its Explosive "D" contracts that caused the Company to delay contract performance. As a result, the Government customer terminated the contracts for default. The Company, working closely with the customer, resolved these matters, and the settlement converted the default terminations to no-cost terminations for the convenience of the government.

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

15. Discontinued Operations

    Demilitarization Operations—During fiscal 1994, the Company entered into two joint ventures in Belarus and Ukraine, for the purpose of establishing demilitarization operations in those countries. In March 1996, Company management, after evaluating its strategic plans for the future, elected to discontinue its ownership of its foreign demilitarization businesses (Demilitarization operations). Accordingly, the Company began actions to transfer ownership of the joint ventures to the host country governments, or their agents, and in the fourth quarter of fiscal 1996, the Company estimated and recorded a $6.2 million loss on disposal of discontinued operations (net of tax benefit of $4.2 million).

    During fiscal 1997, the Company stopped production efforts, and completed its withdrawal from the Belarus operation. In the fourth quarter of fiscal 1997, the Company reached agreement with the Ukrainian government to transfer the Company's interests in the operation to the Ukrainian Government after payment of a $19.8 million non-interest bearing, long-term note receivable. In March 1998, as a result of the Company's continued consideration and evaluation of the status of the underlying operations, as well as newly imposed export restrictions in the Ukraine and the increasing political instability in the region, Company management wrote off approximately $9.9 million, representing the remaining recorded value of the Company's investment in that operation. During fiscal 1999, management continued to work with the Ukrainian government to complete the Company's exit from this business. However, given the political instability in the region and the lack of economic reforms, the Company believed that it would be unable to pursue an exit by sale of its interest in the operation. Consequently, in fiscal 1999, the Company began the process of removing and salvaging assets. During this process, the Company was prevented from physically recovering all of its assets. The Company attempted unsuccessfully to rectify the situation through discussions with the Ukrainian government. In September 1999, it was determined that the Company's interests would be covered as an insured loss under the Company's political risk insurance policy. Accordingly, the Company received net proceeds on an insurance claim in the amount of $9.5 million (net of taxes of $0.1 million). The Company recorded this as a gain on disposal of discontinued operations.

    Marine Systems Group—On December 22, 1996, the Company entered into an agreement to sell its Marine Systems Group, including substantially all of the assets of that business, to Hughes Aircraft Co. (Hughes) for $141.0 million in cash. The sale was completed on February 28, 1997, resulting in a pretax gain of approximately $31.9 million ($22.4 million, after tax), which the Company recognized in the fourth quarter of fiscal 1997.

    In connection with the sale, the Company began actions during fiscal 1998 to close certain facilities (not sold to Hughes) that had previously been utilized for Marine Systems Group contracts. As a direct result of the sale, the Company booked closure reserves of approximately $16 million in March 1997 (by a charge to the gain on disposal of discontinued operations) primarily for the estimated costs of facility closure, severance costs, and anticipated litigation costs associated with these activities. During fiscal 1998, the Company spent approximately $6 million on these facility closure and severance costs. As these facility closure activities were substantially completed, the Company reversed $10.1 million of these liabilities during the fourth quarter of fiscal 1998, resulting in an additional gain on the disposal of the Marine business.

    The consolidated income statements of the Company reflect the operating results and the gain (loss) on disposal of discontinued operations separately from continuing operations. The components of the gain (loss) from the Company's two discontinued operations are summarized as follows:

	Marine Systems Group
Years Ended March 31	2000	1999	1998
Gain/(Loss) on disposal of discontinued operations, net of income taxes	$—	$—	$10,125

	Demilitarization Operations
Years Ended March 31	2000	1999	1998
Gain/(Loss) on disposal of discontinued operations, net of income taxes	$9,450	$—	$(9,900)

16. Environmental Remediation Liabilities

    The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At March 31, 2000, the accrued liability for environmental remediation of $27.7 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $7.8 million, representing the present value of those reimbursements at March 31, 2000. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in March 1995 (Aerospace acquisition), whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 2000 deadline. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at March 31, 2000:

	Accrued Environmental Liability	Environmental Costs- Reimbursement Receivable
Amounts (Payable)/Receivable	$(35,788)	$9,962
Unamortized Discount	8,133	(2,136)

Present Value of Amounts (Payable)/Receivable	$(27,655)	$7,826

    At March 31, 2000, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected reimbursements, are estimated to be $3.5, $5.4, $1.9, $1.7, and $1.2 million for the fiscal years ending March 31, 2001, 2002, 2003, 2004, and 2005, respectively; estimated amounts payable thereafter total $12.1 million. Amounts payable/receivable in periods beyond fiscal 2001 have been classified as non-current on the Company's March 31, 2000 balance sheet. At March 31, 2000, the estimated discounted range of reasonably possible environmental remediation costs is between $27.7 and $42.7 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

17. Supplemental Cash Flow Information

    Net income taxes paid in the fiscal years ended March 31, 2000, 1999, and 1998, totaled $7,002, $1,018, and $1,107, respectively.

    Amounts paid for interest were $33,080, $24,019, and $27,400 for fiscal 2000, 1999, and 1998, respectively. Amounts received for interest in those same periods were $656, $1,215, and $3,090, respectively. The significant increase in interest paid and decrease in interest received in fiscal 2000 compared to fiscal 1999 was driven by higher average outstanding debt, which primarily reflects the borrowings required to fund the Company's purchases of its common stock beginning in third quarter fiscal 1999 through fiscal 2000. The decrease in interest received in fiscal 1999 compared to fiscal 1998 reflects higher average cash balances maintained in fiscal 1998 due to the proceeds received from the February 1997 sale of the Marine Systems Group.

18. Business Segment Information

    The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) during the fourth quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments. It also established standards for related disclosures about products, services, and geographic areas.

    The Company conducts its business primarily in three operating segments: Aerospace, Conventional Munitions, and Defense Systems. These operating segments are defined by the Company's management based on product similarity and end-use functionality. The Aerospace operating segment is a designer, developer, and manufacturer of solid rocket propulsion systems for space and strategic applications and composite structures for military and commercial aircraft, space launch vehicles, government and commercial satellites, and spacecraft. The Conventional Munitions operating segment is a designer, developer and manufacturer of small-caliber, medium-caliber, and large-caliber ammunition, munitions propellants, commercial gunpowder, infrared decoy flares, and munitions primers and tracers. The Defense Systems operating segment is a designer, developer, and manufacturer of anti-tank and demolition systems, electronic warfare systems, electronic support equipment, missile warning systems, infantry weapon systems, tactical missile propulsion systems, warheads and metal parts, composite structures for aircraft and weapon systems, smart weapons and sensors, and batteries for military and aerospace applications.

    All of the Company's operating segments derive the majority of their revenues from contracts with, and prime contractors to, the U.S. Government. The various U.S. Government customers exercise independent purchasing decisions, and sales to the U.S. Government generally are not regarded as constituting sales to one customer, but instead, each contracting entity is considered to be a separate customer. During fiscal 2000, approximately 67 percent of the Company's sales were derived from contracts with the U.S. Government or U.S. Government prime contractors. U.S. Government contract sales were $723,619, $828,804, and $879,056 in fiscal years 2000, 1999, and 1998, respectively.

    The Company's sales to U.S. Government prime contractors include sales to two contractors, Lockheed Martin Corporation and The Boeing Company, which each comprised greater than 10 percent of the Company's total revenue. During fiscal 2000, sales to Lockheed Martin and Boeing, respectively, represented approximately 19 percent and 18 percent of the Company's total revenue. During fiscal 1999, sales to Lockheed Martin and Boeing, respectively, represented approximately 20 percent and 13 percent of the Company's total revenue. While the majority of sales to these contractors is derived from rocket propulsion contracts in the Aerospace segment, the Conventional Munitions and Defense Systems segments also derive a portion of their revenues from sales to these contractors.

    The Company's export sales to customers were $110.8 million, $61.8 million, and $33.2 million in fiscal years 2000, 1999, and 1998, respectively. Company sales to the United Kingdom comprised $70.3 million of the total fiscal 2000 export sales, representing an increase of $25.3 million compared to fiscal 1999. Also, sales to Turkey and Germany were $6.6 million and $3.8 million, respectively in fiscal 2000 compared to $0.0 million in fiscal 1999 and 1998. The increase in export sales in fiscal 2000 and 1999 is primarily due to increased production volume on an antitank munitions contract in the Defense Systems segment.

    The following summarizes the Company's results, by operating segment, in fiscal years 2000, 1999, and 1998:

	Year Ended March 31, 2000
	Aerospace	Conventional Munitions	Defense Systems	Corporate	Total
Revenue
External customers	$435,545	$421,010	$220,965	$—	$1,077,520
Intercompany	344	8,522	—	(8,866)	—

Total	$435,889	$429,532	$220,965	$(8,866)	$1,077,520
Capital Expenditures	25,440	12,669	7,464	—	45,573
Depreciation	26,541	6,455	6,393	—	39,389
Amortization	2,757	2,222	1,866	1,588	8,433
Interest	(28,214)	(14,072)	(5,478)	14,421	(33,343)
Income from continuing operations before income taxes	44,377	26,109	288	16,456	87,230
Long-lived assets	301,600	104,643	56,479	4,554	467,276
Total assets	394,421	240,323	108,274	162,966	905,984

	Year Ended March 31, 1999
	Aerospace	Conventional Munitions	Defense Systems	Corporate	Total
Revenue
External customers	$395,274	$471,542	$223,622	$—	$1,090,438
Intercompany	146	9,116	116	(9,378)	—

Total	$395,420	$480,658	$223,738	$(9,378)	$1,090,438
Capital Expenditures	23,032	13,154	7,504	—	43,690
Depreciation	24,499	7,538	6,422	1	38,460
Amortization	2,495	1,824	1,925	1,181	7,425
Interest	(26,662)	(11,648)	(6,516)	21,310	(23,516)
Income from continuing operations before income taxes	41,554	20,280	2,596	15,117	79,547
Long-lived assets	304,748	100,905	54,918	11,497	472,068
Total assets	379,392	231,822	118,910	164,194	894,318

	Year Ended March 31, 1998
	Aerospace	Conventional Munitions	Defense Systems	Corporate	Total
Revenue
External customers	$369,721	$457,630	$234,618	$13,537	$1,075,506
Intercompany	275	6,181	1,286	(7,742)	—

Total	$369,996	$463,811	$235,904	$5,795	$1,075,506
Capital Expenditures	7,826	8,526	4,005	49	20,406
Depreciation	25,581	7,629	6,555	1,651	41,416
Amortization	2,462	1,640	530	1,469	6,101
Interest	(26,400)	(13,203)	(4,397)	19,469	(24,531)
Income from continuing operations before income taxes	28,783	19,437	6,374	13,364	67,958
Long-lived assets	307,991	94,865	55,973	12,589	471,418
Total assets	380,786	215,398	121,159	190,966	908,309

    As previously described, the Company's three operating segments are Aerospace, Conventional Munitions, and Defense Systems. In addition, certain administrative functions are primarily managed by the Company at the corporate headquarters level ("Corporate"). Some examples of such functions are human resources, pension and post-retirement benefits, legal, tax, and treasury. Significant assets and liabilities managed at the Corporate level include those associated with debt, pension and post-retirement benefits, environmental liabilities, and income taxes. As the Company's results of operations are substantially all earned in the United States for federal tax purposes, substantially all of the Company's deferred tax assets and liabilities reflect temporary basis differences between U.S. tax regulations and generally accepted accounting practices. A capital-employed charge (interest expense) is allocated to each operating segment based on net assets employed, using an 8.0 percent rate, which approximates the Company's overall borrowing rate. Refer to the tables above for a breakout of interest by business segment. Income from continuing operations before taxes (in millions) in Corporate (earnings before taxes, or "EBT") was $16.5, $15.1, and $13.4 for fiscal 2000, 1999, and 1998, respectively. EBT results at Corporate were primarily reflective of the Company's 8.0 percent charge to the Company's operating segments for capital employed, as discussed above. Net capital employed at Corporate is historically a negative number (i.e., a net liability) due primarily to the fact that certain significant liabilities are accounted for at Corporate, including accrued post-retirement benefits, taxes, and environmental liabilities.

    Long-lived assets held at the operating segment level primarily reflect property, plant and equipment, goodwill, and capitalized debt issuance costs. Pension and post-retirement benefit expenses are allocated to each operating segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each operating segment based on the origin of the underlying environmental cost. Transactions between operating segments are recorded at the segment level, consistent with the Company's financial accounting policies. Intercompany balances and transactions are eliminated at the Company's consolidated financial statements level. These eliminations are shown above in "Corporate."

    Quarterly financial data is summarized for the years ended March 31, 2000 and 1999 as follows:

	Fiscal Year 2000 Quarter Ended
	July 4	Oct. 3	Jan. 2	Mar. 31
Sales	$272,721	$252,789	$244,407	$307,603
Gross margin	51,711	52,357	53,124	52,144
Income before discontinued operations and extraordinary loss	14,601	15,997	16,486	17,368
Basic earnings per share before discontinued operations and extraordinary loss	1.43	1.56	1.67	1.87
Diluted earnings per share before discontinued operations and extraordinary loss	1.39	1.53	1.65	1.84

Net income	14,601	25,447	16,486	17,368
Basic earnings per share	1.43	2.48	1.67	1.87
Diluted earnings per share	1.39	2.43	1.65	1.84

	Fiscal Year 1999 Quarter Ended
	June 28	Sep. 27	Dec. 27	Mar. 31
Sales	$256,321	$258,998	$274,446	$300,673
Gross margin	45,195	45,511	48,298	56,220
Income before discontinued operations and extraordinary loss	15,801	16,668	18,019	17,127
Basic earnings per share before discontinued operations and extraordinary loss	1.24	1.33	1.50	1.63
Diluted earnings per share before discontinued operations and extraordinary loss	1.21	1.30	1.45	1.59

Net income	15,801	2,041	16,358	16,613
Basic earnings per share	1.24	0.16	1.36	1.58
Diluted earnings per share	1.21	0.16	1.32	1.54

    In connection with the Company's discontinued demilitarization operations, the Company recorded a $9.5 million gain on disposal of discontinued operations (net of $0.1 million in taxes)—(see Note 15). The Company recognized this gain during the quarter ended October 3, 1999.

    In connection with the Company's September 1998 early extinguishment of its Senior Subordinated Notes and refinancing of its bank borrowings in November 1998, the Company recorded a $16.8 million extraordinary charge (after the tax benefit of $3.0 million)—(see Note 7). In conjunction with such early extinguishment of debt, the Company incurred extraordinary charges of $14,627 (after $2,581 tax benefit), $1,661 (after $293 tax benefit), and $514 (after $91 tax benefit), for the quarters ended September 27, 1998, December 27, 1998, and March 31, 1999, respectively.

    Company common stock is listed and traded on the New York Stock Exchange under the symbol ATK. A summary of the Company's stock price for the past three years is as follows:

	Common Stock Price
Quarter Ended	High	Low
March 31, 2000	$71.25	$53.19
January 2, 2000	70.00	51.00
October 3, 1999	85.38	67.00
July 4, 1999	87.25	75.50
March 31, 1999	88.00	72.63
December 27, 1998	83.06	65.00
September 27, 1998	68.88	61.38
June 28, 1998	65.56	57.88
March 31, 1998	65.00	54.50
December 28, 1997	65.69	53.75
September 28, 1997	69.00	51.44
June 29, 1997	52.88	40.50
March 31, 1997	55.00	42.00

    The Company does not currently pay dividends on its common stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the executive officers of the Company is set forth following Item 4 in Part I of this report. The other information required by this Item will be included in the definitive proxy statement for the Company's 2000 Annual Meeting of stockholders, and is incorporated by reference. This proxy statement, which is called the 2000 Proxy Statement, will be filed within 120 days after the end of fiscal year 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item will be included in the 2000 Proxy Statement and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item will be included in the 2000 Proxy Statement and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item will be included in the 2000 Proxy Statement and is incorporated by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

1.  Financial Statements:

    The following is a list of all the Consolidated Financial Statements included in Item 8 of Part II.

2.  Financial Statement Schedules:

    Schedules:

I—Valuation Reserves	71

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

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
3(i).1*	Restated Certificate of Incorporation, effective July 20, 1990 (Exhibit 3.1 to Amendment No. 1 to Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990 (the "Form 10")).
3(i).2*	Certificate of Correction, effective September 21, 1990 (Exhibit 3.1 to Registration Statement on Form S-4, File No. 33-91138, filed with the Securities and Exchange Commission on April 13, 1995 (the "Form S-4")).
3(i).3*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3.3 to the Form S-4).
3(ii)*	By-Laws, as amended through May 10, 1999 (Exhibit 3(ii) to Form 8-K dated May 10, 1999).
4.1*	Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to Amendment No. 1 to the Form 10).

4.2*	Rights Agreement, dated as of September 24, 1990, between the Registrant and Manufacturers Hanover Trust Company (Exhibit 4.2 to Post-Effective Amendment No. 1 to the Form 10).
4.2.1*	First Amendment to Rights Agreement, dated as of August 4, 1992, between the Registrant and Chemical Bank (successor to Manufacturers Hanover Trust Company) (Exhibit 4.2.1 to Form 10-K for the fiscal year ended March 31, 1993).
4.2.2*	Rescission Agreement, dated as of May 26, 1993, between the Registrant and Chemical Bank (Exhibit 4.2.2 to Form 10-K for the fiscal year ended March 31, 1993).
4.2.3*	Second Amendment to Rights Agreement, dated as of October 28, 1994, between the Registrant and Chemical Bank (Exhibit 4 to Form 8-K dated October 28, 1994).
4.2.4*	Third Amendment to Rights Agreement, dated March 16, 1999 between the Registrant and The Chase Manhattan Bank (Exhibit 4 to Form 8-A/A filed March 23, 1999).
4.3*	Form of Amended and Restated Credit Agreement, dated as of November 23, 1998 between the Registrant and The Chase Manhattan Bank (the "Continuing Credit Agreement") (Exhibit 9.(b)(2) to Schedule 13E-4 dated November 30, 1998).
4.4*	Form of Credit Agreement, dated as of November 23, 1998 between the Registrant and The Chase Manhattan Bank (the "Credit Agreement") (Exhibit 9.(b)(3) to Schedule 13E-4 dated November 30, 1998) .
4.5*	Form of Waiver and Amendment, dated as of March 29, 1999, to the Credit Agreement and the Continuing Credit Agreement (Exhibit 4.5 to Form 10-K for the fiscal year ended March 31, 1999) .
10.1*	Distribution Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.1 to Amendment No. 2 to the Form 10).
10.2*	Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1 to the Form 10).
10.3*	Intellectual Property Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.4 to Amendment No. 2 to the Form 10).
10.3.1*	Amendment No. 1 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.1 to Form 10-K for the fiscal year ended March 31, 1992).
10.3.2*	Amendment No. 2 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.2 to Form 10-K for the fiscal year ended March 31, 1992).
10.3.3*	Amendment No. 3 to Intellectual Property Agreement, dated July 30, 1992 (Exhibit 10.4.3 to Form 10-Q for the quarter ended October 3, 1993).
10.4*	Tax Sharing Agreement, dated as of September 28, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2 to the Form 10).
10.5*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended October 2, 1994).
10.5.1*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended July 4, 1994).
10.5.2*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.35 to Form 10-K for the fiscal year ended March 31, 1996).

10.5.3*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended June 29, 1997).
10.7*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form 10).
10.8*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 1998).
10.8.1*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to Form 10-K for the fiscal year ended March 31, 1998).
10.8.2*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to Form 10-K for the fiscal year ended March 31, 1998).
10.9*#	Form of Retention Agreement between the Registrant and certain of its officers (Exhibit 10.18 to Amendment No. 1 to the Form 10).
10.10*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10 to Form 10-Q for the quarter ended September 27, 1998).
10.11*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1990).
10.12*#	Form of Employment Restrictions Agreement (Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1990).
10.13*#	Hercules Supplementary Employee Retirement Plan (SERP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.38 to the Form S-4).
10.14*#	Management Compensation Plan (Exhibit 10.14 to Amendment No. 1 to the Form 10).
10.15*#	Flexible Perquisite Account description. (Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 1994).
10.16*#	Restricted Stock Plan for Non-Employee Directors (Exhibit 10.13 to Amendment No. 1 to Form 10).
10.16.1*#	Non-Employee Restricted Stock Plan (Appendix B to Proxy Statement dated July 3, 1996).
10.16.2*#	Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended September 29, 1996).
10.17*#	Deferred Fee Plan for Non-Employee Directors (as amended and restated November 24, 1992) (Exhibit 10.18 to Form 10-K for the fiscal year ended March 31, 1993).
10.18*#	Non-employee director per diem arrangement (Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 1992).
10.19*#	Income Security Plan (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1997).
10.19.1#	Changes to the Income Security Plan were approved by the Board of Directors at its March 21, 2000 regularly scheduled meeting. The document formalizing the changes will be filed as an Exhibit upon its adoption.
10.19.2*#	Trust Under Income Security Plan, dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to Form 10-K for the fiscal year ended March 31, 1998).

10.20*#	Form of Employment Letter Agreement, dated October 27, 1994, between the Registrant and Richard Schwartz (Exhibit 10.1 to Form 10-Q for the quarter ended January 1, 1995).
10.20.1*#	Indemnification Agreement, dated as of October 28, 1994, between the Registrant and Richard Schwartz (Exhibit 10.2 to Form 10-Q for the quarter ended January 1, 1995).
10.20.2#	Consulting Agreement and General Release between the Registrant and Richard Schwartz.
10.22*#	Compensation Arrangement between the Registrant and Scott S. Meyers (Exhibit 10.32 to Form 10-K for the fiscal year ended March 31, 1996).
10.23*#	Compensation arrangement between the Registrant and Paul David Miller (Exhibit 10.1 to Form 10-Q for the quarter ended December 27, 1998).
10.23.1*#	Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended December 27, 1998).
10.24*#	Honeywell Supplementary Retirement Plan (SRP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 1992).
10.25*#	Honeywell Supplementary Executive Retirement Plan for Compensation in Excess of $200,000 (assumed by the Registrant as to certain of its employees (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1992).
10.26*#	Honeywell Supplementary Executive Retirement Plan for CECP Participants (assumed by the Registrant as to certain of its employees formerly employed by Honeywell) (Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 1992).
10.27*	Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).
10.28*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).
10.29*	Asset Purchase Agreement dated as of December 22, 1996 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.1 to Form 8-K dated February 28, 1997) .
10.29.1*	Amendment to Asset Purchase Agreement dated February 28, 1997 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.2 to Form 8-K dated February 28, 1997) .
13	Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Securities and Exchange Commission).
21	Subsidiaries of the Registrant.
23	Consent of Independent Auditors.
24	Powers of Attorney.
27	Financial Data Schedule.

(b) Reports on Form 8-K

    During the quarter ended March 31, 2000, the Company did not file any reports on Form 8-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.
Date: June 27, 2000	By:	/s/ DARYL L. ZIMMER Daryl L. Zimmer Vice President, General Counsel and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ PAUL DAVID MILLER Paul David Miller	Director, President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ SCOTT S. MEYERS Scott S. Meyers	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ PAULA J. PATINEAU Paula J. Patineau	Vice President and Senior Financial Officer (Principal Accounting Officer)
* Frances D. Cook	Director
* Gilbert F. Decker	Director
* Thomas L. Gossage	Director
* Jonathan G. Guss	Director
* David E. Jeremiah	Director
* Gaynor N. Kelley	Director
* Joseph P. Mazzella	Director

* Robert W. RisCassi	Director
* Michael T. Smith	Director

Date: June 27, 2000	By:	/s/ DARYL L. ZIMMER Daryl L. Zimmer Attorney-in-fact

SCHEDULE I

ALLIANT TECHSYSTEMS INC.

VALUATION RESERVES

For the Years Ended March 31, 2000, 1999 and 1998
(Dollars in thousands)

	Balance Beginning of Period	Purchased Company	Additions Charged to Income	Deductions from Reserves	Balance at Close of Period
Reserves deducted from assets to which they apply—reserve for estimated loss on disposal of discontinued operations:
Net Assets of Discontinued Operations
Year ended March 31, 2000	$—	—	—	—	$—

Year ended March 31, 1999	—	—	—	—	—

Year ended March 31, 1998	$11,126	—	—	$11,126(1)	—

Note:  (1) Represents write-off of the associated assets.

ALLIANT TECHSYSTEMS INC.
FORM 10-K
EXHIBIT INDEX

    The following exhibits are filed electronically with this report unless the exhibit number is followed by an asterisk (*), in which case the exhibit is incorporated by reference from the document listed. The applicable Securities and Exchange Commission File Number is 1-10582 unless otherwise indicated.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
3(i).1*	Restated Certificate of Incorporation, effective July 20, 1990 (Exhibit 3.1 to Amendment No. 1 to Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990 (the "Form 10")).
3(i).2*	Certificate of Correction, effective September 21, 1990 (Exhibit 3.1 to Registration Statement on Form S-4, File No. 33-91138, filed with the Securities and Exchange Commission on April 13, 1995 (the "Form S-4")).
3(i).3*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3.3 to the Form S-4).
3(ii)*	By-Laws, as amended through May 10, 1999 (Exhibit 3(ii) to Form 8-K dated May 10, 1999).
4.1*	Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to Amendment No. 1 to the Form 10).
4.2*	Rights Agreement, dated as of September 24, 1990, between the Registrant and Manufacturers Hanover Trust Company (Exhibit 4.2 to Post-Effective Amendment No. 1 to the Form 10).
4.2.1*	First Amendment to Rights Agreement, dated as of August 4, 1992, between the Registrant and Chemical Bank (successor to Manufacturers Hanover Trust Company) (Exhibit 4.2.1 to Form 10-K for the fiscal year ended March 31, 1993).
4.2.2*	Rescission Agreement, dated as of May 26, 1993, between the Registrant and Chemical Bank (Exhibit 4.2.2 to Form 10-K for the fiscal year ended March 31, 1993).
4.2.3*	Second Amendment to Rights Agreement, dated as of October 28, 1994, between the Registrant and Chemical Bank (Exhibit 4 to Form 8-K dated October 28, 1994).
4.2.4*	Third Amendment to Rights Agreement, dated March 16, 1999 between the Registrant and The Chase Manhattan Bank (Exhibit 4 to Form 8-A/A filed March 23, 1999).
4.3*	Form of Amended and Restated Credit Agreement, dated as of November 23, 1998 between the Registrant and The Chase Manhattan Bank (the "Continuing Credit Agreement") (Exhibit 9.(b)(2) to Schedule 13E-4 dated November 30, 1998).
4.4*	Form of Credit Agreement, dated as of November 23, 1998 between the Registrant and The Chase Manhattan Bank (the "Credit Agreement") (Exhibit 9.(b)(3) to Schedule 13E-4 dated November 30, 1998) .
4.5	Form of Waiver and Amendment, dated as of March 29, 1999, to the Credit Agreement and the Continuing Credit Agreement.
10.1*	Distribution Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.1 to Amendment No. 2 to the Form 10).
10.2*	Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1 to the Form 10).
10.3*	Intellectual Property Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.4 to Amendment No. 2 to the Form 10).
10.3.1*	Amendment No. 1 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.1 to Form 10-K for the fiscal year ended March 31, 1992).
10.3.2*	Amendment No. 2 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.2 to Form 10-K for the fiscal year ended March 31, 1992).

10.3.3*	Amendment No. 3 to Intellectual Property Agreement, dated July 30, 1992 (Exhibit 10.4.3 to Form 10-Q for the quarter ended October 3, 1993).
10.4*	Tax Sharing Agreement, dated as of September 28, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2 to the Form 10).
10.5*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended October 2, 1994).
10.5.1*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended July 4, 1994).
10.5.2*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.35 to Form 10-K for the fiscal year ended March 31, 1996).
10.5.3*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended June 29, 1997).
10.7*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form 10).
10.8*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 1998).
10.8.1*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to Form 10-K for the fiscal year ended March 31, 1998).
10.8.2*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to Form 10-K for the fiscal year ended March 31, 1998).
10.9*#	Form of Retention Agreement between the Registrant and certain of its officers (Exhibit 10.18 to Amendment No. 1 to the Form 10).
10.10*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10 to Form 10-Q for the quarter ended September 27, 1998).
10.11*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1990).
10.12*#	Form of Employment Restrictions Agreement (Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1990).
10.13*#	Hercules Supplementary Employee Retirement Plan (SERP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.38 to the Form S-4).
10.14*#	Management Compensation Plan (Exhibit 10.14 to Amendment No. 1 to the Form 10).
10.15*#	Flexible Perquisite Account description. (Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 1994).
10.16*#	Restricted Stock Plan for Non-Employee Directors (Exhibit 10.13 to Amendment No. 1 to Form 10).
10.16.1*#	Non-Employee Restricted Stock Plan (Appendix B to Proxy Statement dated July 3, 1996).
10.16.2*#	Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended September 29, 1996).
10.17*#	Deferred Fee Plan for Non-Employee Directors (as amended and restated November 24, 1992) (Exhibit 10.18 to Form 10-K for the fiscal year ended March 31, 1993).
10.18*#	Non-employee director per diem arrangement (Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 1992).
10.19*#	Income Security Plan (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1997).
10.19.1#	Changes to the Income Security Plan were approved by the Board of Directors at its March 21, 2000 regularly scheduled meeting. The document formalizing the changes will be filed as an Exhibit upon its adoption.
10.19.2*#	Trust Under Income Security Plan, dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to Form 10-K for the fiscal year ended March 31, 1998).

10.20*#	Form of Employment Letter Agreement, dated October 27, 1994, between the Registrant and Richard Schwartz (Exhibit 10.1 to Form 10-Q for the quarter ended January 1, 1995).
10.20.1*#	Indemnification Agreement, dated as of October 28, 1994, between the Registrant and Richard Schwartz (Exhibit 10.2 to Form 10-Q for the quarter ended January 1, 1995).
10.20.2#	Consulting Agreement and General Release between the Registrant and Richard Schwartz.
10.22*#	Compensation Arrangement between the Registrant and Scott S. Meyers (Exhibit 10.32 to Form 10-K for the fiscal year ended March 31, 1996).
10.23*#	Compensation arrangement between the Registrant and Paul David Miller (Exhibit 10.1 to Form 10-Q for the quarter ended December 27, 1998).
10.23.1*#	Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended December 27, 1998).
10.24*#	Honeywell Supplementary Retirement Plan (SRP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 1992).
10.25*#	Honeywell Supplementary Executive Retirement Plan for Compensation in Excess of $200,000 (assumed by the Registrant as to certain of its employees (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1992).
10.26*#	Honeywell Supplementary Executive Retirement Plan for CECP Participants (assumed by the Registrant as to certain of its employees formerly employed by Honeywell) (Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 1992).
10.27*	Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).
10.28*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).
10.29*	Asset Purchase Agreement dated as of December 22, 1996 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.1 to Form 8-K dated February 28, 1997) .
10.29.1*	Amendment to Asset Purchase Agreement dated February 28, 1997 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.2 to Form 8-K dated February 28, 1997) .
13	Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Securities and Exchange Commission).
21	Subsidiaries of the Registrant.
23	Consent of Independent Auditors.
24	Powers of Attorney.
27	Financial Data Schedule.

QuickLinks

PART I
Aerospace
Conventional Munitions
Defense Systems
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands except share and per share data and unless otherwise indicated)
PART III
PART IV
SIGNATURES
ALLIANT TECHSYSTEMS INC. FORM 10-K EXHIBIT INDEX