Form 10-Q
period 2000-07-02
ALLIANT TECHSYSTEMS INC
filed 2000-08-15
CIK 866121

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2000

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 1-10582

ALLIANT TECHSYSTEMS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	41-1672694 (I.R.S. Employer Identification No.)
600 SECOND STREET N.E. HOPKINS, MINNESOTA (Address of principal executive office)	55343-8384 (Zip Code)

(952) 931-6000
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

Yes /x/  No / /

    As of July 31, 2000, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 9,077,601 (excluding 4,789,012 treasury shares).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Income Statements (Unaudited)

	Quarters Ended
(In thousands except per share data)	July 2, 2000	July 4, 1999
Sales	$270,084	$272,721
Cost of sales	216,491	217,835

Gross margin	53,593	54,886
Operating expenses:
Research and development	1,533	1,887
Selling	6,737	5,995
General and administrative	14,086	15,094
Other operating activities	—	3,650

Total operating expenses	22,356	26,626

Income before interest and income taxes	31,237	28,260
Interest expense	(8,708)	(9,155)
Interest income	214	107

Income from continuing operations before income taxes	22,743	19,212
Income tax provision	7,778	4,611

Net income	$14,965	$14,601

Basic earnings per common share:	$1.65	$1.43

Diluted earnings per common share:	$1.62	$1.39

Average number of common shares (thousands)	9,048	10,226

Average number of common and dilutive shares (thousands)	9,215	10,487

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

	July 2, 2000	March 31, 2000
(In thousands except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$24,027	$45,765
Receivables	260,364	244,881
Net inventory	49,908	53,629
Deferred income tax asset	5,480	5,480
Other current assets	7,719	1,295

Total current assets	347,498	351,050
Net property, plant, and equipment	331,736	335,628
Goodwill	123,733	124,718
Prepaid and intangible pension assets	84,517	80,877
Other assets and deferred charges	15,830	13,711

Total assets	$903,314	$905,984

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$59,038	$55,650
Line of credit borrowings	69,000	49,000
Accounts payable	65,633	77,982
Contract advances and allowances	65,003	71,682
Accrued compensation	25,596	32,969
Accrued income taxes	14,561	7,430
Other accrued liabilities	58,032	61,880

Total current liabilities	356,863	356,593
Long-term debt	259,809	277,109
Post-retirement and post-employment benefits liability	115,831	118,137
Other long-term liabilities	42,263	39,198

Total liabilities	774,766	791,037
Contingencies
Common stock—$.01 par value
Authorized—20,000,000 shares
Issued and outstanding 9,063,112 shares at July 2, 2000 and 9,073,752 at March 31, 2000	139	139
Additional paid-in-capital	235,070	236,416
Retained earnings	212,225	197,259
Unearned compensation	(2,137)	(2,520)
Pension liability adjustment	(3,768)	(3,768)
Common stock in treasury, at cost (4,800,501 shares held at July 2, 2000 and 4,789,861 at March 31, 2000)	(312,981)	(312,579)

Total stockholders' equity	128,548	114,947

Total liabilities and stockholders' equity	$903,314	$905,984

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

	Quarters Ended
	July 2, 2000	July 4, 1999
(In thousands)
Operating activities
Net income	$14,965	$14,601
Adjustments to net income to arrive at cash used for operations:
Depreciation	9,355	10,578
Amortization of intangible assets and unearned compensation	1,844	2,653
Loss on disposal of property	508	270
Changes in assets and liabilities:
Receivables	(15,483)	(13,799)
Inventory	3,721	506
Accounts payable	(12,349)	(33,182)
Contract advances and allowances	(6,679)	(5,844)
Accrued compensation	(7,373)	(7,987)
Accrued income taxes	7,131	4,064
Pension and post-retirement benefits	(2,306)	(2,113)
Other assets and liabilities	(13,843)	(10,619)

Cash used for operations	(20,509)	(40,872)

Investing activities
Capital expenditures	(5,491)	(6,549)

Cash used for investing activities	(5,491)	(6,549)

Financing activities
Net borrowings on line of credit	20,000	47,000
Payments made on bank debt	(13,912)	(7,500)
Proceeds from issuance of long-term debt	—	29,000
Net purchase of treasury shares	(3,043)	(6,308)
Proceeds from exercised stock options	1,217	1,242

Cash provided by financing activities	4,262	63,434

Increase (decrease) in cash and cash equivalents	(21,738)	16,013
Cash and cash equivalents—beginning of period	45,765	21,078

Cash and cash equivalents—end of period	$24,027	$37,091

See Notes to Consolidated Financial Statements

Notes to Financial Statements (Unaudited)

1.
During the three months ended July 2, 2000, the Company made principal payments on its bank term debt of $13.9 million. As of July 2, 2000, the Company had borrowings of $69.0 million against its $250.0 million bank revolving credit facility. Additionally, the Company had outstanding letters of credit of $48.8 million, which further reduced amounts available on the revolving facility to $132.2 million at July 2, 2000.

  Scheduled minimum loan payments on outstanding long-term debt are $41.7 million for the remainder of fiscal 2001, and $69.2 million in each of fiscal years 2002 through 2005. Final debt payment will be made in fiscal year 2005. The Company's total debt (line of credit borrowings, current portion of debt and long-term debt) as a percentage of total capitalization was 75 percent on July 2, 2000, compared to 77 percent on March 31, 2000.

  The Company currently has interest rate swaps with a total notional amount of $200 million. Of this total, swaps with a total notional amount of $100 million have six-year terms and swap interest rates between 6.32 and 6.55 percent (6.43 percent average). The remaining swap has a $100 million notional amount, a swap rate of 6.06 percent, and is effective for ten years, with a bank cancellation option in January 2001. The fair market value of the Company's interest rate swaps is $2.7 million at July 2, 2000.

  As of July 2, 2000, repurchases of approximately 1.5 million shares have been made under the Company's currently authorized share repurchase programs, aggregating approximately $98.1 million. Any repurchases made under this plan are subject to market conditions and the Company's compliance with its debt covenants. As of July 2, 2000, the Company's debt covenants permit the Company to make "restricted payments" (as defined in the Company's debt covenants) of up to an additional $41.1 million, which would allow for payment of future stock repurchases. While it is currently the Company's intention to make stock repurchases under this program, there can be no assurance that the Company will purchase all or any portion of the remaining shares, or as to the timing or terms thereof.

2.
The major categories of current and long-term accrued liabilities are as follows (in thousands):
	Quarter Ended
	July 2, 2000	March 31, 2000
Employee benefits and insurance	$25,490	$28,804
Legal accruals	5,673	5,897
Other accruals	26,869	27,179

Other accrued liabilities-current	$58,032	$61,880

Environmental remediation liability	$16,798	$16,529
Deferred tax liability	10,802	10,802
Supplemental employee retirement plan and deferred compensation	14,663	11,867

Other long-term liabilities	$42,263	$39,198

  The decrease in employee benefits and insurance since March 31, 2000 is reflective of payments made during the quarter ended July 2, 2000, for previously accrued employee payroll taxes. The increase in supplemental employee retirement plan and deferred compensation is due to the creation of a deferred compensation plan in late fiscal 2000.

3.
Tax payments of $0.6 million and $0.5 million were paid for the periods ended July 2, 2000 and July 4, 1999, respectively.

  The Company's provision for income taxes included both federal and state income taxes. Income tax expense was $7.8 million for the three-month period ended July 2, 2000, compared to $4.6 million for the comparable period of the prior year, representing an effective tax rate of 34.2 percent and

  24.0 percent for the periods ended July 2, 2000 and July 4, 1999, respectively. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for the current fiscal year ending March 31, 2001, is reflective of the Company's best estimate of the fiscal 2001 tax implications associated with its business strategies, as well as the resolution of tax contingencies during the year.

4.
Contingencies:

  Environmental Matters—The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At July 2, 2000, the accrued liability for environmental remediation of $27.7 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $8.0 million, representing the present value of those reimbursements at July 2, 2000. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in March 1995 (Aerospace acquisition), whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 31, 2000 deadline. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at July 2, 2000: (in thousands)

	Accrued Environmental Liability	Environmental Costs— Reimbursement Receivable
Amounts (Payable)/Receivable	$(35,861)	$10,144
Unamortized Discount	8,133	(2,136)

Present Value Amounts (Payable)/Receivable	$(27,728)	$8,008

  At July 2, 2000, the estimated discounted range of reasonably possible costs of environmental remediation is between $27 and $43 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

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

  Legal Matters—As a U.S. Government contractor, the Company is subject to defective pricing and cost accounting standards non-compliance claims by the Government. Additionally, the Company has substantial Government contracts and subcontracts, the prices of which are subject to adjustment. The Company believes that resolution of such claims and price adjustments made or to be made by the

  Government for open fiscal years (1995 through 2000) will not materially exceed the amount provided in the accompanying balance sheets.

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

5.
Net interest paid during the three-month periods ended July 2, 2000, and July 4, 1999, totaled $8.2 million and $8.7 million, respectively. Interest charges under the Company's revolving credit facility are primarily at the London Inter Bank Offering Rate (LIBOR), plus 1.75 percent (which totaled 8.5 percent at July 2, 2000), and will be subject to change in the future, as changes occur in market conditions and in the Company's financial performance and leverage ratios.

6.
The Company conducts its business primarily in three operating segments: Conventional Munitions, Aerospace, and Defense Systems. These operating segments are defined based on product similarity and end-use functionality. The following summarizes the Company's results, by operating segment for the current periods:
	Quarter Ended
	July 2, 2000	July 4, 1999
Sales from External Customers
Conventional Munitions	$116,957	$89,042
Aerospace	100,304	118,145
Defense Systems	52,823	65,534
Corporate	—	—

Total External Sales	$270,084	$272,721

Intercompany Sales
Conventional Munitions	699	137
Aerospace	—	234
Defense Systems	5,978	2,047
Corporate	(6,677)	(2,418)

Total Intercompany Sales	$—	$—

Total Sales	$270,084	$272,721

Earnings before Income Taxes (EBT)
Conventional Munitions	$9,377	$(34)
Aerospace	11,729	19,566
Defense Systems	(1,534)	(1,993)
Corporate	3,171	1,673

Total Earnings before income taxes	$22,743	$19,212

7.
Basic "Earnings Per Share" (EPS) is computed based upon the weighted average number of common shares outstanding for each period presented. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of redeemable common stock and stock options outstanding during each period presented, which, if exercised, would have a dilutive effect on EPS.

  In computing EPS for the three month periods ended July 2, 2000 and July 4, 1999, net income as reported for each respective period, is divided by:

	Quarter Ended
	July 2, 2000	July 4, 1999
Basic EPS:
Average Shares Outstanding	9,048	10,226

Diluted EPS:
Average Shares Outstanding	9,048	10,226
Dilutive effect of options and redeemable common shares	167	261

Diluted EPS Shares Outstanding	9,215	10,487

  There were 349,500 and 121,700 stock options that were not included in the computation of diluted EPS for the quarters ended July 2, 2000, and July 4, 2000, respectively, due to the option price being greater than the average market price of the common shares.

8.
The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three-month periods ended July 2, 2000, and July 4, 1999. The Company's accounting policies are described in the notes to financial statements in its fiscal 2000 Annual Report on Form 10-K.

9.
Certain reclassifications have been made to the fiscal 2000 financial statements, as previously reported, to conform to current classification. These reclassifications did not change the net income from operations as previously reported.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

    In the quarter ended July 2, 2000, the Company's sales were $270.1 million, compared to $272.7 million for the comparable quarter in the prior year.

    Conventional Munitions segment sales were $117.7 million, an increase of $28.5 million, or 32.0 percent, compared to $89.2 million for the comparable quarter of the prior year. The increase was primarily attributable to $43 million in small caliber ammunition sales as the Company started production at its Lake City Army and Ammunition Plant in April 2000. This ten-year contract was awarded to the Company in late fiscal 2000. Total revenues from this contract and other Lake City sales are expected to approximate $125 million per year. Partially offsetting this increase was a decrease in sales of $18 million on medium caliber ammunition programs due to technical issues which caused a delay in shipments. Aerospace segment sales were $100.3 million, a decrease of $18.1 million, or 15.3 percent, from $118.4 million for the comparable quarter in the prior year. The decrease is attributable to lower volume from solid propulsion programs, down $19 million compared to the same quarter of the prior year. This decrease is primarily driven by decreased sales on the Titan program as it is in the wind-down phase and reduced Delta propulsion sales. Defense Systems segment sales were $58.8 million, a decrease of $8.8 million, or 13.0 percent, from $67.6 million for the comparable quarter in the prior year. The decrease was driven primarily by reduced volume on anti-tank munitions programs.

    Company sales for fiscal 2001 are expected to be approximately $1.1 billion.

Gross Margin

    The Company's gross margin in the quarter ended July 2, 2000, was $53.6 million or 19.8 percent of sales, compared to $54.9 million, or 20.1 percent of sales for the comparable quarter of the prior year. While the Company's overall gross margin in the current year period was comparable with that of the prior year period, the current year included a lower gross margin rate in the Defense Systems segment due to approximately $4 million of cost growth on various fuzing programs. Offsetting this was a higher gross margin at the Company's Conventional Munitions segment due primarily to the absence of prior year costs of approximately $5.0 million associated with ordnance reclamation projects.

    Fiscal 2001 gross margin, as a percent of sales, is expected to be in the 20.0 - 20.5 percent range.

Operating Expenses

    The Company's operating expenses for the quarter ended July 2, 2000, totalled $22.4 million, or 8.3 percent of sales, compared to $26.6 million, or 9.8 percent of sales for the comparable quarter of the prior year. The current period decrease was driven primarily by a prior year one-time $3.7 million charge associated with non-recurring costs to revalue certain assets to their net realizable value.

    Fiscal 2001 operating expenses (research and development, selling, and general and administrative), stated as a percent of sales, are expected to be in the 8.5 to 9.0 percent range.

Interest Expense

    The Company's net interest expense for the quarter ended July 2, 2000, was $8.5 million, compared to $9.0 million for the comparable quarter in the prior year. The decrease was driven by lower average outstanding debt during the current quarter.

Income from Continuing Operations before Income Taxes

    The Company's income from continuing operations before income taxes (earnings before taxes, or "EBT") for the quarter ended July 2, 2000 was $22.7 million, compared to $19.2 million for the comparable quarter of the prior year, the result of lower operating expenses.

    Conventional Munitions segment EBT for the quarter ended July 2, 2000, was $9.4 million, compared to a break-even EBT for the comparable quarter of the prior year. The increase is primarily reflective of increased sales and margins on small caliber ammunition and propellant and the absence of approximately $5.0 million of prior year costs associated with ordnance reclamation contracts partially offset by reduced current year medium caliber ammunition margins due to lower sales. Aerospace segment EBT for the quarter ended July 2, 2000, was $11.7 million, a decrease of $7.9 million, compared to $19.6 million for the comparable quarter of the prior year. The decrease was driven primarily due to lower current quarter incentives on the Titan program and reduced Delta propulsion sales. Defense Systems segment EBT for the quarter ended July 2, 2000 was $(1.5) million, compared to $(2.0) million for the comparable quarter of the prior year. The current year improvement is due to higher prior year operating expenses and the absence of a non-recurring $3.7 million charge to revalue certain long-term assets (primarily fixed assets) to the estimated net realizable value, as the Group's management elected to pursue disposal by sale of certain assets no longer deemed critical to the business. The current year results include charges of approximately $4.0 million due to cost growth on various fuzing programs.

Income Taxes

    Income tax expense was $7.8 million for the three-month period ended July 2, 2000, compared to $4.6 million for the comparable prior period, representing an effective tax rate of 34.2% and 24.0% for the periods ended July 2, 2000 and July 4, 1999, respectively. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for the current fiscal year ending March 31, 2001, is reflective of the Company's best estimate of the fiscal 2001 tax implications associated with its business strategies, as well as the resolution of tax contingencies during the year.

Net Income

    Net income reported for the quarter ended July 2, 2000, was $15.0 million, compared to $14.6 million for the comparable quarter of the prior year. The overall increase is due to decreased operating and interest expense, partially offset by increased income tax expense.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

    Cash used by operations totaled $20.5 million for the quarter ended July 2, 2000, representing an improvement in cash used of $20.4 million, compared to $40.9 million used in the comparable quarter of the prior year. The improved level of cash usage during the quarter was primarily driven by reduced payments made for payables during the current year quarter.

    Cash used by investing activities for the quarter ended July 2, 2000, was $5.5 million, a $1.0 million improvement in cash used, compared to $6.5 million used in the comparable quarter of the prior year. This improvement primarily represents reduced capital expenditures in the current year quarter. Capital expenditures in fiscal 2001 are expected to be down approximately $10 million, compared to fiscal 2000 expenditures of $45.6 million. This decrease primarily represents the absence of move and facilitization costs incurred in fiscal 2000.

    As of July 2, 2000, the Company had borrowings of $69.0 million against its $250.0 million bank revolving credit facility. Additionally, the Company has outstanding letters of credit of $48.8 million, which further reduced amounts available on the revolving credit facility to $132.2 million at July 2, 2000. Scheduled minimum loan payments on the Company's outstanding long-term debt are $41.7 million for the remainder of fiscal 2001, and $69.2 million in each of fiscal years 2002 through 2005. Final debt payment will be made in fiscal 2005. The Company's total debt (line of credit borrowings, current portion of long-term debt, and long-term debt) as a percentage of total capitalization, was 75 percent on July 2, 2000 and 77 percent on March 31, 2000.

    As of July 2, 2000, repurchases of approximately 1.5 million shares have been made under the Company's currently authorized share repurchase programs, aggregating approximately $98.1 million. Any repurchases made under this plan would be subject to market conditions and the Company's compliance with its debt covenants. As of July 2, 2000, the Company's debt covenants permit the Company to make restricted payments (as defined in the Company's debt covenants) of up to an additional $41.1 million, which would allow for payment of future stock repurchases. While it is currently the Company's intention to make stock repurchases under this program, there can be no assurance that the Company will purchase all or any portion of the remaining shares, or as to the timing or terms thereof.

    Based on the financial condition of the Company at July 2, 2000, the Company believes that future operating cash flows, combined with the availability of funding, if needed, under its bank revolving credit facilities, will be adequate to fund future growth of the Company as well as service its long-term obligations.

Contingencies

    Environmental Matters—The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At July 2, 2000, the accrued liability for environmental remediation of $27.7 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $8.0 million, representing the present value of those reimbursements at July 2, 2000. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in the Aerospace acquisition, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 31, 2000 deadline. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at July 2, 2000: (in thousands)

	Accrued Environmental Liability	Environmental Costs— Reimbursement Receivable
Amounts (Payable)/Receivable	$(35,861)	$10,144
Unamortized Discount	8,133	(2,136)

Present Value Amounts (Payable)/Receivable	$(27,728)	$8,008

    At July 2, 2000, the estimated discounted range of reasonably possible costs of environmental remediation is between $27 and $43 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

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

    Legal Matters—As a U.S. Government contractor, the Company is subject to defective pricing and cost accounting standards non-compliance claims by the Government. Additionally, the Company has substantial Government contracts and subcontracts, the prices of which are subject to adjustment. The Company believes that resolution of such claims and price adjustments made or to be made by the Government for open fiscal years (1995 through 2000) will not materially exceed the amount provided in the accompanying balance sheets.

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

RISK FACTORS

    Certain of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include those relating to fiscal 2001 sales, gross margin, operating expenses, tax payment and capital expenditures. Also included are statements relating to the realization of net deferred tax benefits, the repurchase of Company common stock, the funding of future growth, long-term debt repayment, environmental remediation costs and reimbursement prospects, and in general, the financial and operating impact of the resolution of environmental and litigation contingencies. Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Some of these risks and uncertainties are set forth in connection with the applicable statements. Additional risks and uncertainties include, but are not limited to, changes in government spending and budgetary policies, government laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, commercial space launch manifest, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company's success in program pursuits, program performance, continued access to technical and capital resources, and supply and availability of raw materials and components. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

PART II—OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

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

ITEM 5. OTHER INFORMATION

    Attached to this report as Exhibit 99 is a list of the registrant's directors and executive officers, as of the date of this report, which reflects the following changes since June 1, 2000: new titles: Robert E. Gustafson, Vice President, Compensation, Benefits and Talent Management; Scott S. Meyers, Executive Vice President and Chief Financial Officer; and Paula J. Patineau, Senior Financial Officer and Vice President, Human Resources. Scott S. Meyers was elected to the additional position as Director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Exhibit No.	Description	Method of Filing
10.1	Amendment 1 to Alliant Techsystems Inc. Management Compensation Plan	Filed herewith electronically
10.2	First Amendment to Employment Agreement between the Registrant and Paul David Miller	Filed herewith electronically
10.3	Addendum to First Amendment to Employment Agreement	Filed herewith electronically
10.4	Form of Performance Share Agreement	Filed herewith electronically
27	Financial Data Schedule	Filed herewith electronically
99	Alliant Techsystems Inc. Directors and Executive Officers	Filed herewith electronically

  (b)
  Reports on Form 8-K.

    During the quarterly period ended July 2, 2000, the registrant filed the following reports on Form 8-K:

Date of Report	Items Reported
May 16, 2000	Item 5. Other Events

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.
Date: August 15, 2000	By:	/s/ DARYL L. ZIMMER
	Name:	Daryl L. Zimmer
	Title:	Vice President, General Counsel and Secretary (On behalf of the registrant)
Date: August 15, 2000	By:	/s/ SCOTT S. MEYERS
	Name:	Scott S. Meyers
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

ALLIANT TECHSYSTEMS INC.
FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Amendment 1 to Alliant Techsystems Inc. Management Compensation Plan	Filed herewith electronically
10.2	First Amendment to Employment Agreement between the Registrant and Paul David Miller	Filed herewith electronically
10.3	Addendum to First Amendment to Employment Agreement	Filed herewith electronically
10.4	Form of Performance Share Agreement	Filed herewith electronically
27	Financial Data Schedule	Filed herewith electronically
99	Alliant Techsystems Inc. Directors and Executive Officers	Filed herewith electronically

QuickLinks

PART I—FINANCIAL INFORMATION
Consolidated Income Statements (Unaudited)
Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES
ALLIANT TECHSYSTEMS INC. FORM 10-Q EXHIBIT INDEX