Form 10-Q
period 2000-10-01
ALLIANT TECHSYSTEMS INC
filed 2000-11-15
CIK 866121

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 31, 2000, the number of shares of the registrant's common stock, par value $.01 per share, outstanding was 9,237,377 (excluding 4,626,236 treasury shares).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Income Statements (Unaudited)

	QUARTERS ENDED		SIX MONTHS ENDED
	October 1 2000	October 3 1999	October 1 2000	October 3 1999
(In thousands except per share data)
Sales	$271,619	$252,789	$541,703	$525,510
Cost of sales	216,050	198,832	432,541	417,202

Gross margin	55,569	53,957	109,162	108,308
Operating activities:
Research and development	2,250	2,918	3,783	4,805
Selling	6,061	6,155	12,798	11,614
General and administrative	13,815	14,840	27,901	29,935
Other operating activities	—	259	—	3,909

Total operating activities	22,126	24,172	44,482	50,263

Earnings before interest and income taxes	33,443	29,785	64,680	58,045
Interest expense	(9,237)	(8,307)	(17,945)	(17,462)
Interest income	238	140	452	247

Earnings from continuing operations before income taxes	24,444	21,618	47,187	40,830
Income tax provision	8,360	5,621	16,138	10,232

Income from continuing operations	16,084	15,997	31,049	30,598
Gain on disposal of discontinued operations, net of income taxes	—	9,450	—	9,450

Net income	$16,084	$25,447	$31,049	$40,048

Basic earnings per common share:(1)
Income from continuing operations	$1.17	$1.04	$2.27	$1.99
Discontinued operations	—	0.61	—	0.62

Basic earnings per common share	$1.17	$1.65	$2.27	$2.61

Diluted earnings per common share:(1)
Income from continuing operations	$1.15	$1.02	$2.23	$1.95
Discontinued operations	—	0.60	—	0.60

Diluted earnings per common share	$1.15	$1.62	$2.23	$2.55

Average number of common shares (thousands)(1)	13,715	15,360	13,658	15,350

Average number of common and dilutive shares (thousands)(1)	14,009	15,686	13,932	15,707

(1)
The Shares and per Share amounts above reflect a 3 for 2 stock split which became effective November 10, 2000.

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

	October 1, 2000	March 31, 2000
(In thousands except share data)
Assets
Current assets:
Cash and cash equivalents	$25,145	$45,765
Receivables	262,407	244,881
Net inventory	39,002	53,629
Deferred income tax asset	5,480	5,480
Other current assets	5,609	1,295

Total current assets	337,643	351,050
Net property, plant, and equipment	322,226	335,628
Goodwill	122,749	124,718
Prepaid and intangible pension assets	87,909	80,877
Other assets and deferred charges	16,318	13,711

Total assets	$886,845	$905,984

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$62,425	$55,650
Line of credit borrowings	81,000	49,000
Accounts payable	57,154	77,982
Contract advances and allowances	47,518	71,682
Accrued compensation	28,774	32,969
Accrued income taxes	4,822	7,430
Other accrued liabilities	59,887	61,880

Total current liabilities	341,580	356,593
Long-term debt	242,209	277,109
Post-retirement and post-employment benefits liability	113,507	118,137
Other long-term liabilities	40,690	39,198

Total liabilities	737,986	791,037
Contingencies
Common stock—$.01 par value
Authorized—20,000,000 shares
Issued and outstanding 13,791,745(2) shares at October 1, 2000 and 9,073,752 at March 31, 2000	208	139
Additional paid-in-capital	233,423	236,416
Retained earnings	228,240	197,259
Unearned compensation	(4,813)	(2,520)
Pension liability adjustment	(3,768)	(3,768)
Common stock in treasury, at cost (7,003,674(2) shares held at October 1, 2000 and 4,789,861 at March 31, 2000)	(304,431)	(312,579)

Total stockholders' equity	148,859	114,947

Total liabilities and stockholders' equity	$886,845	$905,984

(2)
The October 1, 2000 shares above reflect a 3 for 2 stock split which became effective November 10, 2000.

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

	SIX MONTHS ENDED
	October 1, 2000	October 3, 1999
(In thousands)
Operating activities
Net income	$31,049	$40,048
Adjustments to net income to arrive at cash provided by (used for) operations:
Depreciation	19,095	19,917
Amortization of intangible assets and unearned Compensation	4,235	4,587
Loss on disposal of property	650	499
Changes in assets and liabilities:
Receivables	(17,526)	8,282
Inventory	14,627	(6,478)
Accounts payable	(20,828)	(32,636)
Contract advances and allowances	(24,164)	(14,341)
Accrued compensation	(4,195)	(7,592)
Accrued income taxes	(2,608)	5,471
Accrued environmental liability	(412)	(42)
Pension and post-retirement benefits	(4,630)	(4,273)
Other assets and liabilities	(11,770)	(8,021)

Cash provided by (used for) operations	(16,477)	5,421

Investing activities
Capital expenditures	(9,408)	(16,078)

Cash used for investing activities	(9,408)	(16,078)

Financing activities
Net borrowings on line of credit	32,000	17,000
Payments made on bank debt	(28,125)	(15,000)
Proceeds from issuance of long-term debt	—	29,000
Net purchase of treasury shares	(2,593)	(13,868)
Proceeds from exercised stock options	3,983	1,318

Cash provided by financing activities	5,265	18,450

Increase in cash and cash equivalents	(20,620)	7,793
Cash and cash equivalents—beginning of period	45,765	21,078

Cash and cash equivalents—end of period	$25,145	$28,871

See Notes to Consolidated Financial Statements

Notes to Financial Statements (Unaudited)

    1.  During the six-months ended October 1, 2000, the Company made principal payments on its bank term debt of $28.1 million. At October 1, 2000, the Company had borrowings of $81 million against its $250 million bank revolving credit facility. Additionally, the Company had outstanding letters of credit of $46.7 million, which further reduced amounts available on the revolving facility to $122.3 million at October 1, 2000.

    Scheduled minimum loan payments on outstanding long-term debt are $27.8 million for the remainder of fiscal 2001, and $69.2 million in each of fiscal years 2002 through 2004, and $68.9 million in fiscal 2005. Final debt payment will be made in fiscal year 2005. The Company's total debt (line of credit borrowings, current portion of debt and long-term debt) as a percentage of total capitalization was 72 percent on October 1, 2000, compared to 77 percent on March 31, 2000.

    The Company currently has interest rate swaps with a total notional amount of $200 million. Of this total, swaps with a total notional amount of $100 million have six-year terms and swap interest rates between 6.32 and 6.55 percent (6.43 percent average). The remaining swap has a $100 million notional amount, a swap rate of 6.06 percent, and is effective for ten years, with a bank cancellation option in January 2001. The fair market value of the Company's interest rate swaps is $0.8 million at October 1, 2000.

    As of October 1, 2000, repurchases of approximately 1.5 million shares have been made under the Company's currently authorized share repurchase programs, aggregating approximately $98.1 million. Any repurchases made under this plan are subject to market conditions and the Company's compliance with its debt covenants. As of October 1, 2000, the Company's debt covenants permit the Company to make "restricted payments" (as defined in the Company's debt covenants) of approximately $44 million, which would allow for payment of future stock repurchases. While it is currently the Company's intention to make stock repurchases under this program, there can be no assurance that the Company will purchase all or any portion of the remaining shares, or as to the timing or terms thereof.

    2.  The major categories of current and long-term accrued liabilities are as follows (in thousands):

	Period Ending
	October 1, 2000	March 31, 2000
Employee benefits and insurance	$24,630	$28,804
Legal accruals	6,538	5,897
Other accruals	28,719	27,179

Other accrued liabilities—current	$59,887	$61,880

Environmental remediation liability	$15,001	$16,529
Deferred tax liability	10,802	10,802
Supplemental employee retirement plan and deferred compensation	14,887	11,867

Other long-term liabilities	$40,690	$39,198

    The decrease in employee benefits and insurance since March 31, 2000 is reflective of payments made during the six-month period ended October 1, 2000, for previously accrued employee payroll taxes. The increase in supplemental employee retirement plan and deferred compensation reflects increased elective deferrals made under the Company's deferred compensation plan.

    3.  Tax payments of $18.6 and $4.7 million were paid, primarily representing alternative minimum taxes, during the six-month periods ended October 1, 2000, and October 3, 1999, respectively. The current year increase is reflective of the Company having fully utilized its federal net operating loss carryforwards in fiscal 2000.

    The Company's provision for income taxes included both federal and state income taxes. Income tax expense on continuing operations was $8.4 and $16.1 million for the three and six-month periods ended October 1, 2000, compared to $5.6 and $10.2 million for the comparable prior periods. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for the current fiscal year ending March 31, 2001 is reflective of the Company's best estimate of the fiscal 2001 tax effects associated with its business strategies.

    4.  Contingencies:

    Environmental Matters—The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At October 1, 2000, the accrued liability for environmental remediation of $27.5 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $8.1 million, representing the present value of those reimbursements at October 1, 2000. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in the Aerospace acquisition, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent.

    The following is a summary of the Company's amounts recorded for environmental remediation at October 1, 2000 (in thousands):

	Accrued Environmental Liability	Environmental Costs— Reimbursement Receivable
Amounts (Payable)/Receivable	$(34,121)	$10,002
Unamortized Discount	6,576	(1,876)

Present Value Amounts (Payable)/Receivable	$(27,545)	$8,126

    At October 1, 2000, the estimated discounted range of reasonably possible costs of environmental remediation is between $27 and $46 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

    In future periods, new laws or regulations, advances in technologies, outcomes of negotiations/ litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, the Company's share of the cost of such remedies, changes in the extent and type of site utilization, the number of parties found liable at each site and their ability to pay are all factors that could significantly change the Company's estimates. It is reasonably possible that management's current estimates of liabilities for the above contingencies could change in the near term, as more definitive information becomes available.

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

    5.  Net interest paid totaled $16.8 million for both the six-month periods ended October 1, 2000, and October 3, 1999. Interest charges under the Company's revolving credit facility are primarily at the London Inter Bank Offering Rate (LIBOR), plus 1.75 percent (which totaled 8.4 percent at October 1, 2000), and will be subject to change in the future, as changes occur in market conditions and in the Company's financial performance and leverage ratios.

    6.  The Company conducts its business primarily in three operating segments: Conventional Munitions, Aerospace, and Defense Systems. These operating segments are defined based on product similarity and end-use functionality. During the quarter-ended October 1, 2000, the Company transferred its Missile Products Company from the Defense Systems segment to the Aerospace segment. This transfer was done to more closely align the Company's propulsion and composite structures capabilities. Accordingly, all periods presented have been reflected as if the transfer occurred

April 1, 1999. The following summarizes the Company's results, by operating segment for the current periods:

	Three-Months Ended		Six-Months Ended
	Oct. 1, 2000	Oct. 3, 1999	Oct. 1, 2000	Oct. 3, 1999
Sales to External Customers
—Conventional Munitions	$113,196	$74,938	$230,154	$163,979
—Aerospace	120,014	121,458	238,575	254,990
—Defense Systems	38,409	56,393	72,974	106,541
—Corporate	—	—	—	—

Total External Sales	$271,619	$252,789	$541,703	$525,510

Intercompany Sales
—Conventional Munitions	$475	$81	$1,174	$218
—Aerospace	9,605	2,615	16,959	5,644
—Defense Systems	75	—	104	—
—Corporate	(10,155)	(2,696)	(18,237)	(5,862)

Total Intercompany Sales	—	—	—	—

Total Sales	$271,619	$252,789	$541,703	$525,510

Earnings before Income Taxes (EBT)
—Conventional Munitions	$9,803	$3,186	$19,180	$3,152
—Aerospace	13,931	8,708	26,953	29,502
—Defense Systems	(3,573)	4,221	(6,399)	1,000
—Corporate	4,283	5,503	7,453	7,176

Total Earnings before income taxes	$24,444	$21,618	$47,187	$40,830

    7.  Earnings per share for all periods has been calculated to reflect a 3 for 2 stock split which became effective November 10, 2000. Basic "Earnings Per Share" (EPS) is computed based upon the weighted average number of common shares outstanding for each period presented. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of redeemable common stock and stock options outstanding during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the three and six month periods ended October 1, 2000 and October 3, 1999, net income as reported for each respective period, is divided by:

	Three-Months Ended		Six-Months Ended
	Oct. 1, 2000	Oct. 3, 1999	Oct. 1, 2000	Oct. 3, 1999
Basic EPS:
—Average Shares Outstanding	13,715	15,360	13,658	15,350

Diluted EPS:
—Average Shares Outstanding	13,715	15,360	13,658	15,350
—Dilutive effect of options and redeemable common shares	294	326	274	357

Diluted EPS Shares Outstanding	14,009	15,686	13,932	15,707

    Due to the option price being greater than the average market price of the common shares, there were 442,898 stock options that were not included in the computation of diluted EPS for the three and six-month periods ended October 1, 2000, and 411,900 and 409,650 stock options, respectively, that were not included in the computation of diluted EPS for the comparable periods of the prior year.

     8.  During the quarter ended October 3, 1999, the Company recognized a $9.5 million gain on disposal of discontinued operations (net of $.1 million in taxes), due to resolution of an insurance settlement related to the Company's former demilitarization operations in Ukraine.

     9.  The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three and six-month periods ended October 1, 2000, and October 3, 1999. The Company's accounting policies are described in the notes to financial statements in its fiscal 2000 Annual Report on Form 10-K.

    10. Certain reclassifications have been made to the fiscal 2000 financial statements, as previously reported, to conform to current classification. These reclassifications did not affect the net income from operations as previously reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

    Sales for the quarter ended October 1, 2000, were $271.6 million, an increase of $18.8 million, or 7.4 percent compared to $252.8 million for the comparable quarter of the prior year.

    Conventional Munitions segment sales were $113.7 million, an increase of $38.7 million, or 51.6 percent, compared to $75.0 million for the comparable quarter of the prior year. The increase is primarily attributed to $42 million in small caliber ammunition sales as the Company started production at its Lake City Army and Ammunition Plant in early fiscal 2001. This ten-year contract was awarded to the Company in late fiscal 2000 with total sales expected to approximate $125 million per year. Partially offsetting this increase was reduced sales on tank ammunition due to timing of production requirements as a next-generation round development program is in the start-up phase. Aerospace segment sales were $129.6 million compared to $124.1 million for the comparable quarter of the prior year. The current year increase is attributable to additional sales of composite structures for the Delta IV and Atlas V space launch vehicles, partially offset by reduced solid propulsion sales due to timing of production requirements. Defense Systems segment sales were $38.5 million, a decrease of $17.9, or 31.7 percent, compared to $56.4 million for the comparable quarter of the prior year. The current year decrease is primarily a result of lower sales due to the winding-down of an anti-tank munitions program.

    Sales for the six-month period ended October 1, 2000 were $541.7 million, an increase of $16.2 million, or 3.1 percent, compared to $525.5 million for the comparable period of the prior year. Conventional Munitions segment sales were $231.3, an increase of $67.1 million, or 40.9 percent, compared to $164.2 for the comparable period of the prior year. The current year increase is primarily due to $85 million in small caliber ammunition sales at its Lake City Army and Ammunition Plant. This plant, as previously discussed, started production in fiscal 2001. In addition, the current year is impacted by increased propellant sales of approximately $14 million, partially offset by a reduction of $17 million in medium caliber ammunition sales due to first quarter technical issues which caused a delay in shipments. These issues have been resolved and the Company anticipates fiscal 2001 medium caliber sales to approximate fiscal 2000 sales. Aerospace segment sales were $255.5 million, compared to $260.6 for the comparable period of the prior year. The decrease is attributable to lower volume from solid propulsion programs, down $31 million compared to the same period of the prior year as the Titan program is in the wind-down phase and Delta propulsion sales were decreased. These decreases were partially offset by increased composite structures sales for the Delta IV and Atlas V space launch vehicles and increased missile propulsion sales. Defense Systems segment sales were $73.1 million, a decrease of $33.4 million, or 31.4 percent, compared to $106.5 million for the comparable period of the prior year. This decrease is primarily a result of lower sales due to the winding-down of an anti-tank munitions program. Fiscal 2001 Defense Systems segment sales are expected to be approximately 15 percent lower than fiscal 2000.

    Company sales for fiscal 2001 are expected to approximate $1.1 billion.

Gross Margin

    The Company's gross margin in the quarter ended October 1, 2000, was $55.6 million or 20.5 percent of sales, compared to $54.0 million, or 21.3 percent of sales for the comparable quarter of the prior year. While the Company's overall gross margin in the current year period was comparable with that of the prior year period, the current year included lower gross margins at the Defense Systems segment due to approximately $6 million of cost growth on various fuzing programs as these programs are transitioned to production. Offsetting these deteriorations were improved margins at the Conventional Munitions segment due primarily to increased sales of propellant and small caliber ammunition, offset by cost growth of approximately $4 million at the Company's flare production facility.

    Gross margins for the six-month period ended October 1, 2000 was $109.2 million, or 20.2 percent of sales, compared to $108.3 million, or 20.6 percent of sales for the comparable period of the prior year. The slight increase is primarily due to increased propellant and small caliber ammunition margins, offset by current period cost growth on fuzing and flare contracts.

    Fiscal 2001 gross margin, as a percent of sales, is expected to be approximately 20.5 percent.

Operating Expenses

    The Company's operating expenses for the quarter ended October 1, 2000, totaled $22.1 million, or 8.2 percent of sales, compared to $24.2 million, or 9.6 percent of sales for the comparable quarter of the prior year. Operating expenses for the six-month period ended October 1, 2000 totaled $44.5 million or 8.2 percent of sales, compared to $50.3 million or 9.6 percent of sales for the comparable period of the prior year. The current period decrease is due primarily to the absence of a prior year one-time $3.9 million charge associated with non-recurring costs to revalue certain assets to their net realizable value.

    Fiscal 2001 operating expenses (research and development, selling, and general and administrative), stated as a percent of sales, are expected to be in the 8.5 to 9.0 percent range.

Interest Expense

    The Company's net interest expense for the quarter ended October 1, 2000, was $9.0 million, compared to $8.2 million for the comparable quarter in the prior year. Net interest expense for the six-month period ended October 1, 2000 was $17.5 million compared to $17.2 million for the comparable period of the prior year. The increase was driven by a combination of higher average outstanding borrowings and higher interest rates during the current year.

Income from Continuing Operations before Income Taxes

    The Company's income from continuing operations before income taxes (earnings before taxes, or "EBT") for the quarter ended October 1, 2000 was $24.4 million, compared to $21.6 million for the comparable quarter of the prior year. The current period increase is the result of higher margins, and lower operating expenses, partially offset by increased interest expense.

    Conventional Munitions segment EBT for the quarter ended October 1, 2000, was $9.8 million, compared to $3.2 million for the comparable quarter of the prior year. The increase is primarily reflective of increased sales and margins on small caliber ammunition and propellant, partially offset by approximately $4 million of cost growth at the Company's flare production facility and lower current year margins on medium caliber ammunition contracts driven by lower current year sales. Aerospace segment EBT for the quarter ended October 1, 2000, was $13.9 million, an increase of $5.2 million, compared to $8.7 million for the comparable quarter of the prior year. The current year increase was driven primarily by the timing of flight incentives, partially offset by reduced Delta propulsion margins due to a schedule stretch which caused cost growth. Defense Systems segment EBT for the quarter ended October 1, 2000 was $(3.6) million, compared to $4.2 million for the comparable quarter of the prior year. The current year deterioration is due to cost growth of approximately $6 million on various fuze programs. In addition, the prior year quarter included a benefit of approximately $3 million related to cost-reimbursement matters on then completed fuzing contracts.

    EBT for the six-month period ended October 1, 2000 totaled $47.2 million, an increase of $6.4 million, compared to $40.8 million for the comparable period of the prior year. Conventional Munitions EBT for the six-month period ended October 1, 2000 was $19.2 million compared to $3.2 million for the comparable period of the prior year. The current period increase is due primarily to increased sales and margins on propellant and small caliber ammunition, offset by lower current period margins on medium caliber ammunition due to lower current year sales and current period cost growth of approximately $4 million on various flare contracts. In addition, the prior year period was adversely affected by approximately $5 million of costs associated with ordnance reclamation contracts. Aerospace EBT for the six-month period was $27.0 million, compared to $29.5 million for the comparable period of the prior year. The current year period decrease is primarily a result of reduced propulsion margins caused by lower sales, partially offset by higher composite structures margins due to higher sales. Defense Systems EBT for the six-month period ended October 1, 2000 was $(6.4) million, compared to $1.0 million for the comparable period of the prior year. The current period deterioration is due primarily to cost growth of approximately $10.0 million on various fuzing programs as these programs transition to production.

Income Taxes

    Income tax expense was $8.4 million and $16.1 million for the three and six-month periods ended October 1, 2000, compared to $5.6 million and $10.2 million for the comparable periods of the prior year. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for the current fiscal year ending March 31, 2001, is reflective of the Company's best estimate of the fiscal 2001 tax implications associated with its business strategies.

Net Income

    Net income reported for the quarter ended October 1, 2000, was $16.1 million, compared to $25.4 million for the comparable quarter of the prior year. The overall decrease is due primarily to the absence of a $9.5 million prior year insurance settlement on discontinued operations and higher current year taxes, partially offset by increased current year margins and lower operating expenses. Net income for the six-month period ended October 1, 2000 was $31.0 million compared to $40.0 million for the comparable period of the prior year. The decrease in the current year period is due primarily to the absence of a $9.5 million prior year insurance settlement on discontinued operations and higher current year taxes, partially offset by lower current period operating expenses.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

    Cash used by operations totaled $16.5 million for the six-months ended October 1, 2000, representing an increase in cash used of $21.9 million, compared to $5.4 million provided in the comparable period of the prior year. The increased level of cash usage during the current period was primarily driven by increased payments made for taxes and the absence of a $9.5 million prior year insurance settlement. Cash payment for taxes for the six-months ended October 1, 2000 were $18.6 million, compared to $4.7 million in the comparable period of the prior year.

    Cash used by investing activities for the six-months ended October 1, 2000, was $9.4 million, a $6.7 million improvement in cash used, compared to $16.1 million used in the comparable period of the prior year. This improvement primarily represents the absence of prior year expenditures made to support the Aerospace segments composite structures business growth associated with the Delta family of rockets. Capital expenditures in fiscal 2001 are expected to be down approximately $15.0 million, compared to fiscal 2000 expenditures of $42.1 million. This decrease primarily represents the absence of move and facilitization costs incurred in fiscal 2000.

    As of October 1, 2000, the Company had borrowings of $81.0 million against its $250.0 million bank revolving credit facility. Additionally, the Company has outstanding letters of credit of $46.7 million, which further reduced amounts available on the revolving credit facility to $122.3 million at October 1, 2000. Scheduled minimum loan payments on the Company's outstanding long-term debt are $27.8 million for the remainder of fiscal 2001, and $69.2 million in each of fiscal years 2002 through 2004, and $68.9 in fiscal 2005. Final debt payment will be made in fiscal 2005. The Company's total debt (line of credit borrowings, current portion of long-term debt, and long-term debt) as a percentage of total capitalization, was 72 percent on October 1, 2000 and 77 percent on March 31, 2000.

    As of October 1, 2000, repurchases of approximately 1.5 million shares have been made under the Company's currently authorized share repurchase programs, aggregating approximately $98.1 million. Any repurchases made under this plan would be subject to market conditions and the Company's compliance with its debt covenants. As of October 1, 2000, the Company's debt covenants permit the Company to make restricted payments (as defined in the Company's debt covenants) of approximately $44 million, which would allow for payment of future stock repurchases. While it is currently the Company's intention to make stock repurchases under this program, there can be no assurance that the Company will purchase all or any portion of the remaining shares, or as to the timing or terms thereof.

    Based on the financial condition of the Company at October 1, 2000, the Company believes that future operating cash flows, combined with the availability of funding, if needed, under its bank revolving credit facilities, will be adequate to fund future growth of the Company as well as service its long-term obligations.

Contingencies

    Environmental Matters—The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At October 1, 2000, the accrued liability for environmental remediation of $27.5 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $8.1 million, representing the present value of those reimbursements at October 1, 2000. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in the Aerospace acquisition, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 31, 2000 deadline. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent. The following is a summary of the Company's amounts recorded for environmental remediation at October 1, 2000: (in thousands)

	Accrued Environmental Liability	Environmental Costs— Reimbursement Receivable
Amounts (Payable)/Receivable	$(34,121)	$10,002
Unamortized Discount	6,576	(1,876)

Present Value Amounts (Payable)/Receivable	$(27,545)	$8,126

    At October 1, 2000, the estimated discounted range of reasonably possible costs of environmental remediation is between $27 and $46 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

    In future periods, new laws or regulations, advances in technologies, outcomes of negotiations/ litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, the Company's share of the cost of such remedies, changes in the extent and type of site utilization, the number of parties found liable at each site and their ability to pay are all factors that could significantly change the Company's estimates. It is reasonably possible that management's current estimates of liabilities for the above contingencies could change in the near term, as more definitive information becomes available.

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

RISK FACTORS

    Certain of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform

Act of 1995. These forward-looking statements include those relating to fiscal 2001 sales, gross margin, operating expenses, tax rates and capital expenditures. Also included are statements relating to the realization of net deferred tax benefits, the repurchase of Company common stock, the funding of future growth, long-term debt repayment, environmental remediation costs and reimbursement prospects, and in general, the financial and operating impact of the resolution of environmental and litigation contingencies. Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Some of these risks and uncertainties are set forth in connection with the applicable statements. Additional risks and uncertainties include, but are not limited to, changes in government spending and budgetary policies, government laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, commercial space launch manifest, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company's success in program pursuits, program performance, continued access to technical and capital resources, and supply and availability of raw materials and components. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On August 1, 2000, the registrant held its annual meeting of stockholders.
(b)
At the above annual meeting, the following persons were elected directors to serve until the next annual meeting of stockholders: Frances D. Cook; Gilbert F. Decker; Thomas L. Gossage; Jonathan G. Guss; David E. Jeremiah; Gaynor N. Kelley; Joseph F. Mazzella; Scott S. Meyers; Paul David Miller; Robert W. RisCassi; and Michael T. Smith.
(c)
At the above annual meeting, the stockholders voted upon the following proposals: (1) election of directors; (2) ratification of the selection of Deloitte & Touche as independent accountants for the fiscal year ending March 31, 2001; and (3) a stockholder proposal. The votes cast on each of the above proposals were as follows:

	For	Withheld
Proposal Number 1:
Frances D. Cook	7,650,804	85,886
Gilbert F. Decker	7,655,228	81,462
Thomas L. Gossage	7,617,798	118,892
Jonathan G. Guss	7,646,437	90,253
David E. Jeremiah	7,651,468	85,222
Gaynor N. Kelley	7,650,476	86,214
Joseph F. Mazzella	7,438,619	298,071
Scott S. Meyers	7,645,293	91,397
Paul David Miller	7,646,632	90,058
Robert W. RisCassi	7,652,440	84,250
Michael T. Smith	7,579,208	157,482
Broker non-votes: None

For
Proposal Number 2:
For	7,661,674
Against	61,254
Abstain	13,762
Broker non-votes	None
Proposal Number 3:
For	584,805
Against	6,188,715
Abstain	307,151
Broker non-votes	None

ITEM 5. OTHER INFORMATION

    Attached to this report as Exhibit 99 is a list of the registrant's directors and executive officers, as of the date of this report, which reflects the following changes since August 15, 2000: resignation of officers: Geoffrey B. Courtright, Vice President—Information Technology and Chief Information Officer, and Don L. Sticinski, Group Vice President—Defense Systems. The addition of one new officer: Robert D. Shadley, Group Vice President—Defense Systems.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

Exhibit No.	Description of Exhibit
10.1	Separation Agreement and General Release between the registrant and Don L. Sticinski
10.2	Separation Agreement and General Release between the registrant and Geoffrey B. Courtright
10.3	Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan
27	Financial Data Schedule
99	Alliant Techsystems Inc. Directors and Executive Officers
(b)
Reports on Form 8-K.

    During the quarterly period ended October 1, 2000, the registrant filed no reports on Form 8-K.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.
Date: November 15, 2000	By:	/s/ DARYL L. ZIMMER Name: Daryl L. Zimmer Title: Vice President, General Counsel and Secretary (On behalf of the registrant)
Date: November 15, 2000	By:	/s/ SCOTT S. MEYERS Name: Scott S. Meyers Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

ALLIANT TECHSYSTEMS INC.
FORM 10-Q
EXHIBIT INDEX

    The following exhibits are filed herewith electronically or incorporated herein by reference. The applicable Securities and Exchange Commission File Number is 1-10582.

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Separation Agreement and General Release between the registrant and Don L. Sticinski	Filed herewith electronically
10.2	Separation Agreement and General Release between the registrant and Geoffrey B. Courtright	Filed herewith electronically
10.3	Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan	Filed herewith electronically
27	Financial Data Schedule	Filed herewith electronically
99	Alliant Techsystems Inc. Directors and Executive Officers	Filed herewith electronically

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Consolidated Income Statements (Unaudited)
Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Financial Statements (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 2. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
ALLIANT TECHSYSTEMS INC. FORM 10-Q EXHIBIT INDEX