Form 10-Q
period 2000-12-31
ALLIANT TECHSYSTEMS INC
filed 2001-02-13
CIK 866121

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000 or

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

Yes /x/ No / /

    As of January 31, 2001, the number of shares of the Registrant's common stock, par value $.01 per share, outstanding was 14,026,514 (excluding 4,470,257 treasury shares).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Income Statements (Unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
	December 31 2000	January 2 2000	December 31 2000	January 2 2000
	(In thousands except per share data)
Sales	$276,349	$244,407	$818,052	$769,917
Cost of sales	215,612	190,146	648,153	607,348

Gross margin	60,737	54,261	169,899	162,569
Operating activities:
Research and development	3,221	2,781	7,004	7,586
Selling	5,611	6,063	18,409	17,677
General and administrative	16,445	15,221	44,346	45,156
Other operating activities	—	—	—	3,909

Total operating activities	25,277	24,065	69,759	74,328

Earnings before interest and income taxes	35,460	30,196	100,140	88,241
Interest expense	(8,625)	(8,088)	(26,570)	(25,550)
Interest income	184	172	636	419

Earnings from continuing operations before income taxes	27,019	22,280	74,206	63,110
Income tax provision	9,294	5,794	25,433	16,026

Income from continuing operations	17,725	16,486	48,773	47,084
Gain on disposal of discontinued operations, net of income taxes	—	—	—	9,450

Net income	$17,725	$16,486	$48,773	$56,534

Basic earnings per common share:
Income from continuing operations	$1.29	$1.11	$3.56	$3.09
Discontinued operations	—	—	—	0.62

Basic earnings per common share	$1.29	$1.11	$3.56	$3.71

Diluted earnings per common share:
Income from continuing operations	$1.25	$1.10	$3.49	$3.03
Discontinued operations	—	—	—	0.61

Diluted earnings per common share	$1.25	$1.10	$3.49	$3.64

Average number of common shares (thousands)	13,789	14,849	13,688	15,225

Average number of common and dilutive shares (thousands)	14,146	15,038	13,987	15,527

Consolidated Balance Sheets (Unaudited)

	December 31, 2000	March 31, 2000
	(In thousands except share data)
Assets
Current assets:
Cash and cash equivalents	$31,248	$45,765
Receivables	240,102	244,881
Net inventory	55,861	53,629
Deferred income tax asset	5,480	5,480
Other current assets	4,695	1,295

Total current assets	337,386	351,050
Net property, plant, and equipment	311,628	335,628
Goodwill	123,148	124,718
Prepaid and intangible pension assets	91,623	80,877
Other assets and deferred charges	15,915	13,711

Total assets	$879,700	$905,984

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$65,813	$55,650
Line of credit borrowings	60,000	49,000
Accounts payable	57,645	77,982
Contract advances and allowances	46,284	71,682
Accrued compensation	31,308	32,969
Accrued income taxes	13,611	7,430
Other accrued liabilities	53,589	61,880

Total current liabilities	328,250	356,593
Long-term debt	225,209	277,109
Post-retirement and post-employment benefits liability	111,117	118,137
Other long-term liabilities	42,070	39,198

Total liabilities	706,646	791,037
Contingencies
Common stock—$.01 par value
Authorized—20,000,000 shares
Issued and outstanding 13,970,362 shares at December 31, 2000 and 9,073,752 at March 31, 2000	208	139
Additional paid-in-capital	230,062	236,416
Retained earnings	245,964	197,259
Unearned compensation	(4,240)	(2,520)
Pension liability adjustment	(3,768)	(3,768)
Common stock in treasury, at cost (4,526,409 shares held at December 31, 2000 and 4,789,861 at March 31, 2000)	(295,172)	(312,579)

Total stockholders' equity	173,054	114,947

Total liabilities and stockholders' equity	$879,700	$905,984

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

	NINE MONTHS ENDED
	December 31, 2000	January 2, 2000
	(In thousands)
Operating activities
Net income	$48,773	$56,534
Adjustments to net income to arrive at cash provided by operations:
Depreciation	28,337	30,093
Amortization of intangible assets and unearned compensation	6,377	6,615
Loss on disposal of property	637	1,878
Changes in assets and liabilities:
Receivables	4,779	5,271
Inventory	(2,232)	(5,525)
Accounts payable	(20,337)	(39,312)
Contract advances and allowances	(25,398)	(6,757)
Accrued compensation	(1,661)	(6,231)
Accrued income taxes	6,181	9,754
Accrued environmental liability	(433)	(95)
Post-retirement benefits	(7,020)	(9,247)
Other assets and liabilities	(17,239)	(18,583)

Cash provided by operations	20,764	24,395

Investing activities
Capital expenditures	(14,841)	(26,494)
Acquisition of business	(1,400)	—
Proceeds from disposition of property, plant, and equipment	4,528	(49)

Cash used for investing activities	(11,713)	(26,543)

Financing activities
Net borrowings on line of credit	11,000	33,000
Payments made on bank debt	(41,737)	(26,775)
Proceeds from issuance of long-term debt	—	29,000
Net purchase of treasury shares	(2,479)	(42,618)
Proceeds from exercised stock options	9,648	1,528

Cash used for financing activities	(23,568)	(5,865)

Decrease in cash and cash equivalents	(14,517)	(8,013)
Cash and cash equivalents—beginning of period	45,765	21,078

Cash and cash equivalents—end of period	$31,248	$13,065

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

1.
During the nine-months ended December 31, 2000, the Company made principal payments on its bank term debt of $41.7 million. At December 31, 2000, the Company had borrowings of $60 million against its $250 million bank revolving credit facility. Additionally, the Company had outstanding letters of credit of $51.3 million, which further reduced amounts available on the revolving facility to $138.7 million at December 31, 2000.

  Scheduled minimum loan payments on outstanding long-term debt are $13.9 million for the remainder of fiscal 2001, and $69.2 million in each of fiscal years 2002 through 2004, and $68.9 million in fiscal 2005. Final debt payment will be made in fiscal year 2005. The Company's total debt (line of credit borrowings, current portion of debt and long-term debt) as a percentage of total capitalization was 67 percent on December 31, 2000, compared to 77 percent on March 31, 2000.

  During the quarter ended December 31, 2000, the Company restructured its swap portfolio and as a result, the Company currently has interest rate swaps with a total notional amount of $260 million. During the quarter, the Company replaced its $100 million non-amortizing swap portfolio, which had rates of 6.32 and 6.55 percent (6.43 percent average), with a four-year $160 million amortizing swap at a rate of 6.59 percent. In conjunction with that, the Company received a payment of $610,000, which will be amortized as an adjustment to future interest expense over the remaining life of the swaps. The remaining swap has a $100 million notional amount, a swap rate of 6.06 percent, and is effective for ten years. The fair market value of the Company's interest rate swaps is $3.2 million at December 31, 2000.

  As of December 31, 2000, net repurchases of approximately 1.8 million shares have been made under the Company's currently authorized share repurchase programs, aggregating approximately $80.3 million. Any repurchases made under this plan are subject to market conditions and the Company's compliance with its debt covenants. As of December 31, 2000, the Company's debt covenants permit the Company to make "restricted payments" (as defined in the Company's debt covenants) of approximately $50 million, which would allow for payment of future stock repurchases. While it is currently the Company's intention to make stock repurchases under this program, there can be no assurance that the Company will purchase all or any portion of the remaining shares, or as to the timing or terms thereof.

2.
The major categories of current and long-term accrued liabilities are as follows (in thousands):

	Period Ending
	December 31, 2000	March 31, 2000
Employee benefits and insurance	$21,526	$28,804
Legal accruals	6,172	5,897
Other accruals	25,891	27,179

Other accrued liabilities-current	$53,589	$61,880

Environmental remediation liability	$15,649	$16,529
Deferred tax liability	10,802	10,802
Supplemental employee retirement plan and deferred compensation	15,619	11,867

Other long-term liabilities	$42,070	$39,198

  The decrease in employee benefits and insurance since March 31, 2000 is reflective of payments made during the nine-month period ended December 31, 2000, for previously accrued employee payroll taxes. The increase in supplemental employee retirement plan and deferred compensation reflects increased elective deferrals made under the Company's deferred compensation plan.

3.
Tax payments of $19.1 and $6.1 million were paid, primarily representing alternative minimum taxes during the nine-month periods ended December 31, 2000, and January 2, 2000, respectively. The current year increase is reflective of the Company having fully utilized its net operating loss carry forwards in fiscal 2000.

  The Company's provision for income taxes includes both federal and state income taxes. Income tax expense on continuing operations was $9.3 and $25.4 million for the three and nine-month periods ended December 31, 2000, compared to $5.8 and $16.0 million for the comparable period of the prior year. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for the current fiscal year ending March 31, 2001 is reflective of the Company's best estimate of the fiscal 2001 tax effects associated with its business strategies.

4.
Contingencies:

  Environmental Matters—The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At December 31, 2000, the accrued liability for environmental remediation of $30.8 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $11.5 million, representing the present value of those reimbursements at December 31, 2000. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in the Aerospace acquisition, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 31, 2000 deadline. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent.

  The following is a summary of the Company's amounts recorded for environmental remediation at December 31, 2000 (in thousands):

	Accrued Environmental Liability	Environmental Costs— Reimbursement Receivable
Amounts (Payable)/Receivable	$(38,301)	$14,381
Unamortized Discount	7,454	(2,930)

Present Value Amounts (Payable)/Receivable	$(30,847)	$11,451

  At December 31, 2000, the estimated discounted range of reasonably possible costs of environmental remediation is between $30 and $44 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

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

5.
Net interest paid during the nine-month periods ended December 31, 2000, and January 2, 2000, totaled $25.0 million and $24.4 million, respectively. Interest charges under the Company's revolving credit facility are primarily at the London Inter Bank Offering Rate (LIBOR), plus 1.75 percent (which totaled 8.8 percent at December 31, 2000), and will be subject to change in the future, as changes occur in market conditions and in the Company's financial performance and leverage ratios.

6.
The Company conducts its business primarily in three operating segments: Conventional Munitions, Aerospace, and Defense Systems. These operating segments are defined based on product similarity and end-use functionality. The following summarizes the Company's results, by operating segment for the current periods:

	Three-Months Ended		Nine-Months Ended
	Dec. 31, 2000	Jan. 2, 2000	Dec. 31, 2000	Jan. 2, 2000
Sales from External Customers
– Conventional Munitions	$120,783	$70,880	$350,937	$234,859
– Aerospace	110,970	126,586	349,545	381,588
– Defense Systems	44,596	46,941	117,570	153,470
– Corporate	—	—	—	—

Total External Sales	$276,349	$244,407	$818,052	$769,917

Intercompany Sales
– Conventional Munitions	$543	$179	$1,717	$397
– Aerospace	9,324	4,354	26,283	9,999
– Defense Systems	51	—	154	—
– Corporate	(9,918)	(4,533)	(28,154)	(10,396)

Total Intercompany Sales	—	—	—	—

Total Sales	$276,349	$244,407	$818,052	$769,917

Income before Income Taxes (EBT)
– Conventional Munitions	$9,859	$8,617	$29,038	$11,769
– Aerospace	8,637	14,277	35,590	43,784
– Defense Systems	3,855	(3,221)	(2,545)	(2,226)
– Corporate	4,668	2,607	12,123	9,783

Total Income before Income Taxes	$27,019	$22,280	$74,206	$63,110

7.
Earnings per share for all periods has been calculated to reflect a 3 for 2 stock split which became effective November 10, 2000. Basic Earnings Per Share (EPS) is computed based upon the weighted average number of common shares outstanding for each period presented. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of redeemable common stock and stock options outstanding during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the three and nine-month periods ended December 31, 2000 and January 2, 2000, net income as reported for each respective period, is divided by:

	Three-Months Ended		Nine-Months Ended
	Dec. 31, 2000	Jan. 2, 2000	Dec. 31, 2000	Jan. 2, 2000
Basic EPS:
– Average Shares Outstanding	13,789	14,849	13,688	15,225

Diluted EPS:
– Average Shares Outstanding	13,789	14,849	13,688	15,225
– Dilutive effect of options and redeemable common shares	357	189	299	302

Diluted EPS Shares Outstanding	14,146	15,038	13,987	15,527

  Due to the option price being greater than the average market price of the common shares, there were 400,399 stock options that were not included in the computation of diluted EPS for the nine-month period ended December 31, 2000, and 834,750 and 524,400 stock options, respectively, that were not included in the computation of diluted EPS for the three and nine-month comparable periods of the prior year.

8.
For the nine-months ended January 2, 2000, the Company recognized a $9.5 million gain on disposal of discontinued operations (net of $.1 million in taxes), due to resolution of an insurance settlement related to the Company's former demilitarization operations in Ukraine. This gain was recognized during the quarter ended October 3, 1999.

9.
The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the three and nine-month periods ended December 31, 2000, and January 2, 2000. The Company's accounting policies are described in the notes to financial statements in its fiscal 2000 Annual Report on Form 10-K.

10.
Certain reclassifications have been made to the fiscal 2000 financial statements, as previously reported, to conform to current classification. These reclassifications did not affect the income or shareholders' equity as previously reported.

11.
Subsequent Events:

  On January 23, 2001, the Company announced the sale of Alliant Kilgore Flares Company LLC for $23 million in cash and stock to Chemring Group PLC, London, England. Alliant Kilgore Flares Company LLC is part of the Conventional Munitions segment. The sale is expected to be completed by the end of March 2001. Sales from Alliant Kilgore Flares Company LLC are expected to be approximately $27 million in the current fiscal year.

  On January 31, 2001, the Company announced that they had reached a definitive agreement to acquire Alcoa Corporation's Thiokol Propulsion business. The Company will pay $685 million in cash and will account for the transaction using the purchase method of accounting. The transaction, which has been approved by the boards of both companies, is expected to close by the end of the Company's fiscal 2002 first quarter, subject to customary regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

RESULTS OF OPERATIONS

Sales

    Sales for the quarter ended December 31, 2000 totaled $276.3 million, an increase of $31.9 million, or 13.1 percent, from $244.4 million for the comparable quarter in the prior year. Conventional Munitions segment sales were $121.3 million, an increase of $50.2 million, or 70.6 percent, from $71.1 million for the comparable quarter in the prior year. The increase was primarily attributable to $31 million in small caliber ammunition sales as the Company started production at its Lake City Army and Ammunition Plant in early fiscal 2001. In addition, the current quarter is higher due to increased propellant sales, and increased medium caliber ammunition sales as the prior year was impacted by the relocation of medium caliber operations. Partially offsetting these increases were lower sales on tank ammunition as a next generation development round program is in the start-up phase. Aerospace segment sales were $120.3 million, a decrease of $10.6 million, or 8.1 percent, from $130.9 million for the comparable quarter in the prior year. The decrease is primarily attributable to decreased sales on the Titan solid propulsion program as it is in the wind-down phase and reduced Delta IV composite structures due to timing of production requirements. Defense Systems segment sales were $44.6 million, compared to $46.9 million for the comparable quarter in the prior year.

    Sales for the nine-month period ended December 31, 2000 totaled $818.1 million, an increase of $48.2 million, or 6.3 percent, from $769.9 million for the comparable period of the prior year. Conventional Munitions segment sales were $352.7 million, an increase of $117.4 million, or 49.9 percent, from $235.3 million for the comparable quarter in the prior year. The current year increase is primarily due to $116 million in small caliber ammunition sales at its Lake City Army and Ammunition Plant. In addition, the current year is impacted by increased propellant sales of approximately $25 million. These increases are partially offset by reduced tank ammunition sales as a next generation development round program is in the start-up phase. Aerospace segment sales for the nine-month period ended December 31, 2000 were $375.8 million, a decrease of $15.8 million or 4.0 percent, compared to $391.6 million for the comparable period of the prior year. The decrease is due primarily to reduced solid propulsion sales, down $48 million compared to the same period of the prior year, resulting from the Titan program being in the wind down phase and the timing of production requirements on the Delta propulsion programs. Partially offsetting these decreases were increased composite structures sales on Delta IV and Atlas V space launch vehicles and increased missile propulsion sales. Defense Systems segment sales were $117.7 million, a decrease of $35.8 million, or 23.3 percent, compared to $153.5 million for the comparable period of the prior year. The current year decrease is due primarily to the winding-down of anti-tank munitions programs.

    Company sales for fiscal 2001 are expected to be approximately $1.1 billion.

Gross Margin

    The Company's gross margin in the quarter ended December 31, 2000 was $60.7 million or 22.0 percent of sales, compared to $54.3 million or 22.2 percent of sales for the comparable quarter of the prior year. The current year quarter includes higher margins at the Conventional Munitions segment. This improvement is due primarily to increased sales on higher margin propellant programs and increased small and medium caliber ammunition margins, partially offset by reduced tank ammunition margins. The Defense Systems segment also had higher margins due primarily to the absence of prior year losses incurred as a result of technical issues on certain battery and fuzing programs. Offsetting these increases were lower margins in the Aerospace segment due primarily to lower current quarter sales on the Titan program and timing of production requirements on the Delta propulsion programs.

    Gross margins for the nine-month period ended December 31, 2000 was $169.9 million, or 20.8 percent of sales compared to $162.6 million, or 21.1 percent of sales for the comparable period of the prior year. The current year includes improved margins on propellant, composite structures and small caliber ammunition, offset by cost growth on fuzing programs as they transitioned to production, lower flare program margins and lower margins due to reduced sales on Aerospace propulsion programs.

    Fiscal 2001 gross margin, as a percent of sales, is expected to be approximately 20.5 percent.

Operating Expenses

    The Company's operating expenses for the quarter ended December 31, 2000, totaled $25.3 million, or 9.1 percent of sales, compared to $24.1 million, or 9.8 percent of sales for the comparable quarter of the prior year. Operating expenses for the nine-month period ended December 31, 2000 totaled $69.8 million, or 8.5 percent of sales, compared to $74.3 million, or 9.7 percent of sales for the comparable period of the prior year. The overall decrease is due primarily to the absence of a prior year, one-time $3.9 million charge associated with non-recurring costs to re-value certain assets to their net realizable value.

    Fiscal 2001 operating expenses (research and development, selling, and general and administration), stated as a percent of sales, are expected to be in the 8.5 to 9.0 percent range.

Interest Expense

    The Company's net interest expense for the quarter ended December 31, 2000, was $8.4 million, compared to $7.9 million for the comparable quarter in the prior year. Net interest expense for the nine-month period ended December 31, 2000 was $25.9 million, compared to $25.1 million for the comparable period of the prior year. The increase in the current year expense was driven by higher average outstanding borrowings and higher interest rates in the current periods.

Income from Continuing Operations before Income Taxes

    The Company's income before income taxes (earnings before taxes, or "EBT") for the quarter ended December 31, 2000 was $27.0 million, compared to $22.3 million for the comparable quarter of the prior year. Conventional Munitions segment EBT for the quarter ended December 31, 2000, was $9.9 million, compared to $8.6 million for the comparable quarter of the prior year. The increase is primarily reflective of higher sales and margins on small and medium caliber ammunition and increased propellant margins, partially offset by lower margins on tank ammunition. Aerospace segment EBT for the quarter ended December 31, 2000, was $8.6 million, a decrease of $5.7 million, compared to $14.3 million for the comparable quarter of the prior year. The current quarter decrease was driven by reduced sales on the Titan program and timing of production requirements on the Delta program. Defense Systems segment EBT for the quarter ended December 31, 2000 was $3.9 million, an increase of $7.1 million, compared to $(3.2) million for the comparable quarter of the prior year. The increase in the current year quarter primarily reflects the absence of prior year cost growth due to technical issues on certain battery and fuzing programs.

    EBT for the nine-month period ended December 31, 2000 totaled $74.2 million, an increase of $11.1 million, compared to $63.1 million for the comparable period of the prior year. Conventional Munitions EBT for the nine-month period ended December 31, 2000 was $29.0 million, an increase of $17.2 million, compared to $11.8 million for the comparable period of the prior year. The current year increase is due primarily to increased sales and margins on propellant and small caliber ammunition, offset by current year cost growth of approximately $4 million on various flare contracts. In addition, the prior year was adversely affected by approximately $5 million of costs associated with ordnance reclamation contracts. Aerospace EBT for the nine-month period was $35.6 million, a decrease of

$8.2 million, compared to $43.8 million for the comparable period of the prior year. The current period decrease is due primarily to reduced propulsion margins caused by lower sales, partially offset by increased composite structure margins as the Delta IV program was in its start-up phase in fiscal 2000. Defense Systems EBT for the nine-month period ended December 31, 2000 was $(2.5) million, compared to $(2.2) million for the comparable period of the prior year. The current period includes cost growth of approximately $10.0 million on various fuzing programs as they transitioned to production. The prior year period was impacted by a non-recurring expense of $4.0 million to re-value assets to their net realizable value, and increased costs due to technical difficulties on certain battery and fuzing programs.

Income Taxes

    Income tax expense was $9.3 and $25.4 million for the three and nine-month periods ended December 31, 2000, compared to $5.8 and $16.0 million for the comparable periods of the prior year. Current year increase is reflective of the Company having fully utilized its net operating loss carryforwards in fiscal 2000. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for the current fiscal year ending March 31, 2001, is reflective of the Company's best estimate of the fiscal 2001 tax effects associated with its business strategies.

Discontinued Operations

    For the nine-months ended January 2, 2000, the Company recognized a $9.5 million gain on disposal of discontinued operations (net of $.1 million in taxes) due to the resolution of an insurance settlement related to the Company's former demilitarization operations in Ukraine. This gain was recognized during the quarter ended October 3, 1999.

Net Income

    Net income reported for the quarter ended December 31, 2000, was $17.7 million, compared with net income of $16.5 million for the comparable quarter of the prior year. The current year increase was primarily due to higher gross margins, partially offset by increased taxes. Net income for the nine-month period ended December 31, 2000 was $48.8 million, compared to net income of $56.5 million for the comparable period of the prior year. The current period decrease was primarily driven by the absence of a $9.5 million prior year insurance settlement on discontinued operations and higher current year taxes, partially offset by higher margins and lower operating expenses.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

    Cash provided by operations totaled $20.8 million for the nine-months ended December 31, 2000, a decrease in cash of $3.6 million, compared to cash provided by operations of $24.4 million in the comparable period of the prior year. The decreased level of cash provided from operations during the current year period was driven by higher current year cash payments for taxes and the absence of the prior year $9.5 million insurance settlement. Cash payments for taxes for the nine-months ended December 31, 2000 were $19.1 million, compared to $6.1 million for the comparable period of the prior year.

    Cash used by investing activities for the nine-months ended December 31, 2000, was $11.7 million, compared to cash used by investing activities of $26.5 million in the comparable period of the prior year. This improvement primarily represents the absence of prior year expenditures made to support the Aerospace segments composite structures business growth associated with the Delta family of rockets and move and facilitization costs. Capital expenditures in fiscal 2001 are expected to be down approximately $15 to $20 million, compared to fiscal 2000 expenditures, due primarily to the absence of move and facilitization costs incurred in fiscal 2000.

    As of December 31, 2000, the Company had borrowings of $60.0 million against its $250 million bank revolving credit facility. Additionally, the Company had outstanding letters of credit of $51.3 million, which further reduced amounts available on the revolving credit facility to $138.7 million at December 31, 2000. Remaining scheduled minimum loan payments on the Company's outstanding long-term debt are as follows: $13.9 million for the remainder of fiscal 2001, $69.2 million in each of fiscal 2002 through 2004, and $68.9 million in fiscal 2005. Final debt payment will be made in fiscal 2005. The Company's total debt (line of credit borrowings, current portion of long-term debt, and long-term debt) as a percentage of total capitalization, was 67 percent on December 31, 2000 compared to 77 percent on March 31, 2000.

    Based on the financial condition of the Company at December 31, 2000, the Company believes that future operating cash flows, combined with the availability of funding, if needed, under its bank revolving credit facilities, will be adequate to fund future growth of the Company as well as service its long-term obligations.

Contingencies

    Environmental Matters—The Company is subject to various local and national laws relating to protection of the environment and is in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At December 31, 2000, the accrued liability for environmental remediation of $30.8 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to the Company's known remediation obligations. It is expected that a significant portion of the Company's environmental costs will be reimbursed to the Company. As collection of those reimbursements is estimated to be probable, the Company has recorded a receivable of $11.5 million, representing the present value of those reimbursements at December 31, 2000. Such receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in the Aerospace acquisition, whereby the Company generally assumed responsibility for environmental compliance at Aerospace facilities. It is expected that much of the compliance and remediation costs associated with these facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 31, 2000 deadline. The Company's accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent.

    The following is a summary of the Company's amounts recorded for environmental remediation at December 31, 2000 (in thousands):

	Accrued Environmental Liability	Environmental Costs— Reimbursement Receivable
Amounts (Payable)/Receivable	$(38,301)	$14,381
Unamortized Discount	7,454	(2,930)

Present Value Amounts (Payable)/Receivable	$(30,847)	$11,451

    At December 31, 2000, the estimated discounted range of reasonably possible costs of environmental remediation is between $30 and $44 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

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

RISK FACTORS

    Certain of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include those relating to fiscal 2001 sales, gross margin, operating expenses, tax rates, and capital expenditures. Also included are statements relating to the realization of net deferred tax benefits, the repurchase of Company common stock, the funding of future growth, long-term debt repayment, environmental remediation costs and reimbursement prospects, and in the financial and general, operating impact of the resolution of environmental and litigation contingencies. Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Some of these risks and uncertainties are set forth in connection with the applicable statements. Additional risks and uncertainties include, but are not limited to, changes in government spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company's success in program pursuits, program performance, continued access to technical and capital resources, and supply and availability of raw materials and components. All forecasts and projections in this report are"forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

NEW ACCOUNTING RULES

    Effective April 1, 2001, the Company will adopt the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). Currently, the Company is in the process of evaluating the financial impacts of this accounting change.

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

    Incorporated herein by reference is note 4 of Notes to Financial Statements included in Item 1 of Part I of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    Attached to this report as Exhibit 99 is a list of the Registrant's directors and executive officers, as of the date of this report, which reflects the following changes since November 15, 2000: new officers Karen Bills, Vice President—Information Technology and Chief Information Officer, and Eric S. Rangen, Vice President and Chief Financial Officer. New officer titles: Paul David Miller, Chairman of the Board and Chief Executive Officer, and Scott S. Meyers, President.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

Exhibit No.	Description of Exhibit

10.1	Post-Effective Amendment No. 1 to Form S-8 relating to the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Amendment and Restatement as of January 26, 1999); registering an additional 500,000 shares of Common Stock
10.2
Post-Effective Amendment No. 1 to Form S-8 relating to the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Amendment and Restatement as of January 26, 1999); registering an additional 350,000 shares of Common Stock
10.3
Post-Effective Amendment No. 2 to Form S-8 relating to the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Amendment and Restatement as of January 26, 1999); registering an additional 810,340 shares of Common Stock
10.4	Post-Effective Amendment No. 1 to Form S-8 relating to the Alliant Techsystems Inc. 1997 Employee Stock Purchase Plan; registering an additional 180,000 shares of Common Stock
99	Alliant Techsystems Inc. Directors and Executive Officers

    (b) Reports on Form 8-K.

During the quarterly period ended December 31, 2000, the Registrant filed no reports on Form 8-K.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.
Date: February 13, 2001	By:	/s/ DARYL L. ZIMMER Name: Daryl L. Zimmer Title: Vice President, General Counsel and Secretary (On behalf of the Registrant)
Date: February 13, 2001	By:	/s/ ERIC S. RANGEN Name: Eric S. Rangen Title: Vice President and Chief Financial Officer (Principal Financial Officer)

ALLIANT TECHSYSTEMS INC.

FORM 10-Q

EXHIBIT INDEX

    The following exhibits are filed herewith electronically or incorporated herein by reference. The applicable Securities and Exchange Commission File Number is 1-10582.

Exhibit Number	Description of Exhibit	Method of Filing

10.1	Post-Effective Amendment No. 1 to Form S-8 relating to the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Amendment and Restatement as of January 26, 1999); registering an additional 500,000 shares of Common Stock	Incorporated by reference to Registrant's Form S-8 dated January 22, 2001
10.2
	Post-Effective Amendment No. 1 to Form S-8 relating to the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Amendment and Restatement as of January 26, 1999); registering an additional 350,000 shares of Common Stock	Incorporated by reference to Registrant's Form S-8 dated January 22, 2001
10.3
	Post-Effective Amendment No. 2 to Form S-8 relating to the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Amendment and Restatement as of January 26, 1999); registering an additional 810,340 shares of Common Stock	Incorporated by reference to Registrant's Form S-8 dated January 22, 2001
10.4	Post-Effective Amendment No. 1 to Form S-8 relating to the Alliant Techsystems Inc. 1997 Employee Stock Purchase Plan; registering an additional 180,000 shares of Common Stock	Incorporated by reference to Registrant's Form S-8 dated January 22, 2001
99	Alliant Techsystems Inc. Directors and Executive Officers	Filed herewith electronically

QuickLinks

PART I—FINANCIAL INFORMATION
Consolidated Income Statements (Unaudited)
Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES
ALLIANT TECHSYSTEMS INC. FORM 10-Q EXHIBIT INDEX