Form 10-K405
period 2001-03-31
ALLIANT TECHSYSTEMS INC
filed 2001-06-19
CIK 866121

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001
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

Securities registered pursuant to Section 12(g) of the Act: None.

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of May 31, 2001, 14,151,686 shares of the Registrant's voting common stock were outstanding. The aggregate market value of such stock held by non-affiliates of the Registrant on such date was approximately $1,336,474,024.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

(a) General Development of Business

    Alliant Techsystems Inc., which is sometimes called the Company or the Registrant in this report, was incorporated as a Delaware corporation and a wholly-owned subsidiary of Honeywell Inc. in May 1990 in connection with Honeywell's plan to spin-off to its stockholders its Defense and Marine Systems Business, its Test Instruments Division and its Signal Analysis Center. The spin-off became effective in September 1990, when Honeywell transferred to us substantially all of the assets and liabilities of those businesses. Honeywell subsequently distributed to its stockholders in October 1990 all of our outstanding common stock on a pro rata basis.

    In January 1991, we changed our fiscal year-end from December 31 to March 31, starting with the fiscal year that began April 1, 1991 and ended March 31, 1992.

    In December 1992, we sold our Test Instruments Division.

    In October 1993, we acquired Accudyne Corporation, which manufactured fuzes, and Kilgore Corporation, which primarily manufactured infrared counter-measure flares, and, in November 1993, we acquired Ferrulmatic, Inc., which primarily manufactured metal parts for our tank ammunition.

    In March 1995, we acquired certain assets and operations of the Hercules Aerospace Company division of Hercules Incorporated, which was involved in the development and supply of solid rocket propulsion systems, munitions propellants, commercial gun powders, defense electronics systems, self-directed weapons systems and composite structures. We paid Hercules $423.8 million in cash and our common stock for this division. The cash portion of this acquisition was partially funded by the issuance of $150 million of 11 3/4% senior subordinated notes, which we subsequently repurchased in 1998.

    In March 1996, after evaluating our strategic plans for the future, we elected to discontinue our role as an owner of foreign demilitarization businesses located in the former Soviet republics of Ukraine and Belarus. We subsequently completed our withdrawal from the Ukraine and Belarus joint ventures and show these operations as discontinued operations in our financial statements. In February 1997, we sold our Marine Systems Group.

    Since 1999, we have reorganized our business structure in a number of ways. We historically conducted business through three business groups: Conventional Munitions, Defense Systems and Space and Strategic Systems. During 1999, we realigned our business operations into a number of separate legal entities. These legal entities were grouped under holding companies corresponding to three business operating segments: Aerospace, Conventional Munitions and Defense Systems. We did this in order to enhance operational, financial and strategic effectiveness, to encourage ownership and an entrepreneurial spirit among employees and to create a stronger market identity for each of the three businesses. Following this realignment, we established four business lanes: Propulsion and Composites, which are the two business lanes that compose our Aerospace segment, Conventional Munitions, which corresponds to our Conventional Munitions segment, and Precision Capabilities, which corresponds to our Defense Systems segment. As part of this realignment during fiscal 2001, we moved our missile products business to our Aerospace segment as it combines aspects of both propulsion and composite structures. In February 2001, we sold our Kilgore operation, which was then held by Alliant Kilgore Flares Company LLC, for approximately $24 million.

    On April 1, 2001, subsequent to the end of fiscal year 2001, we further realigned our business operations to enhance our operational, marketing and financial efficiencies by combining our Conventional Munitions and Defense Systems segments. Following the realignment, we have two business operating segments: Aerospace and Defense. We continue to have four business lanes with Propulsion and

Composites under Aerospace and Conventional Munitions and Precision Capabilities under Defense. The diagrams below reflect this realignment.

The April 1, 2001 realignment is not reflected in the information contained in this report.

    On April 20, 2001, subsequent to the end of fiscal year 2001, we purchased from Alcoa, for $685 million in cash, all of the common stock of Cordant Technologies Inc., following the divestiture by Cordant of all of its assets and liabilities other than those related to its Thiokol rocket propulsion systems segment. The purchase price is subject to a post-closing adjustment for net working capital, which has not yet been determined. Cordant was subsequently renamed Thiokol Propulsion Corp.

    Thiokol is a leading producer of solid rocket propulsion systems for space and defense applications. The largest part of Thiokol's business, comprising 63% of sales in fiscal 2000, is the sale of reusable solid rocket motors to NASA for use on the space shuttle. Other propulsion systems manufactured by Thiokol include CASTOR® solid rocket motors, which are used in unmanned space launch vehicles and STAR™ motors, which are used for placing satellites in their final orbits. Thiokol also manufactures propulsion and ordnance systems for the Trident II and Minuteman missiles, produces illuminating flares and has demilitarization contracts related to the servicing and dismantling of various missiles. We believe that the acquisition of Thiokol will enhance the market position of our aerospace business and provide numerous opportunities for synergies, potential headcount reductions, complementary product development and significant leverage in program bidding.

    The following table summarizes all of these acquisitions and divestitures:

Date	Company Involved	Event
May 1990	Defense and Marine Division	Spin-off from Honeywell
May 1990	Test Instruments Division	Spin-off from Honeywell
May 1990	Signal Analysis Center	Spin-off from Honeywell
December 1992	Test Instruments Division	Sold
October 1993	Accudyne Corporation	Acquired
October 1993	Kilgore Corporation	Acquired
November 1993	Ferrulmatic, Inc.	Acquired
March 1995	Hercules Aerospace Company	Acquired
March 1996	Demilitarization business	Discontinued operations
February 1997	Marine Systems Group	Sold
February 2001	Alliant Kilgore Flares Company LLC	Sold
April 2001	Thiokol Propulsion Corp.	Acquired

    Our principal executive offices are located at 600 Second Street N.E., Hopkins, Minnesota 55343-8384 (telephone number: (952) 931-6000).

(b) Financial Information About Industry Segments

    Our business is conducted in three industry segments: Aerospace, Conventional Munitions and Defense Systems.

(c) Narrative Description of Business

General

    During fiscal year 2001, we conducted our business through a number of separate legal entities that are listed on Exhibit 21 to this report. These legal entities are grouped under holding companies corresponding to our three business operating segments: Aerospace, Conventional Munitions, and Defense Systems. Within these segments, we have four business lanes: Propulsion and Composites, each of which falls within our Aerospace segment; Conventional Munitions, which corresponds to our Conventional Munitions segment; and Precision Capabilities, which corresponds to our Defense Systems segment. The business lanes represent our core competencies and our focus. In fiscal 2001, we moved our missile products business, Alliant Missile Products Company LLC, to our Aerospace segment. We did this because our missile products business combines aspects of both our propulsion and composite structures businesses. In February 2001, we sold our infrared decoy flare business, Alliant Kilgore Flares Company LLC, for approximately $24 million. Additionally, in March 2001 we sold the secure electronics product line of Alliant Integrated Defense Company LLC.

    Many of our products and programs are customarily referred to by customers or in the marketplace by acronyms. Many of these acronyms are included in this report (in parenthesis following the product or program name) for the convenience of subsequent reference, and for the benefit of readers who may be more familiar with the acronyms than with the actual product or program names.

Aerospace

    Our Aerospace segment designs, develops and manufactures solid propulsion systems and composite structures for space launch vehicles and tactical and strategic missiles, composite structures for satellites, military hardware and military and commercial aircraft and advanced warheads for tactical missiles. Thiokol joined the Aerospace segment subsequent to the end of fiscal year 2001 and, therefore, is not included in the following business description.

    Propulsion.  We design, develop and produce solid rocket propulsion systems for a variety of U.S. Government and commercial applications. We are a leading supplier of solid propulsion for space launch vehicles with a broad product portfolio encompassing all vehicle payload classes, from small to heavy-lift. We are presently producing solid propulsion systems and related products for Titan IVB, Delta II, Delta III, Delta IV, Pegasus®, Taurus®, and Minotaur® launch vehicles. We also produce solid rocket propulsion systems for strategic missiles, including missile defense systems, and tactical missiles. We also make all of the composite cases used by our rocket motors.

    The following table summarizes our principal solid rocket propulsion programs, including identification of our customer and the ultimate end-user:

Propulsion Principal Programs	Primary Customer	Ultimate End-User	Description
Unmanned Space:
Solid Rocket Motor Upgrade for Titan IVB	Lockheed Martin	U.S. Air Force	Solid rocket motor upgrade boosters for heavy-lift launch vehicles.

GEM-40, 46 and 60 for Delta II, III and IV	Boeing	Commercial and government customers	Solid rocket boosters used for additional thrust on Boeing's Delta family of launch vehicles.
Orion Motors	Orbital Sciences	Commercial and government customers	Family of three rocket motors plus derivatives used for the Pegasus®, Taurus® and Minotaur® launch vehicles.
Strategic:
Trident II	Lockheed Martin	U.S. Navy	Solid rocket motors for first, second and third stage of submarine-launched intercontinental ballistic missiles.
National Missile Defense, Ground Based Interceptor*	Boeing	Ballistic Missile Defense Organization	First stage motor to intercept incoming ballistic missiles. Motor is a GEM-40 with a new electro-mechanical nozzle vectoring system.
Tactical:
Hellfire/Longbow	Lockheed Martin	U.S. Army	Solid propulsion for the AGM-114 anti-armor air-to-surface missile, generally fired from helicopters.
AMRAAM	Raytheon	U.S. Air Force, U.S. Navy and allied nations	Propulsion system for the AIM-120 Advanced Medium-Range Air-to-Air Missile. We also manufacture the explosive warhead.
Brimstone*	Boeing	UK Ministry of Defense	Propulsion system for anti-armor air-to-surface missile. We are also responsible for the shaped-charge warhead.
Sidewinder*	Raytheon	U.S. Air Force and U.S. Navy	Propulsion system for the AIM-9X air-to-air missile.
Sensor Fuzed Weapon	Textron	U.S. Air Force and allied nations	Propulsion system for sensor fuzed weapon anti-armor cluster munitions.
Maverick	Raytheon	U.S. Air Force and U.S. Navy	Propulsion system and explosive warhead for the AGM-65 air-to-surface missile.
Sparrow	U.S. Navy	Allied nations	Propulsion system for the AIM-7 air-to-air missile and the RIM-7 Sea Sparrow surface-to-air missile.
Evolved Sea Sparrow*	Raytheon	U.S. Navy and NATO countries	Propulsion system for surface-to-air missile.
ATACMS	Lockheed Martin	U.S. Army	Metal cases for the solid propulsion motor for the ATACMS surface-to-surface missile.
Gas Generators	Lockheed Martin	U.S. Navy	Solid propellant gas generators used to expel Trident and Tomahawk missiles from their launch tubes.

TOW II	Raytheon	U.S. Army and allied nations	Propulsion system for tube-launched optically tracked and wire-guided anti-tank missile.

    Programs and products identified with an asterisk (*) are currently in development.

    Unmanned Space Launch Vehicles.  We produce propulsion systems for some of the most significant space launch vehicle programs in the United States, including the Titan and Delta programs.

      Titan Solid Rocket Motor Upgrades.  We currently produce the solid rocket motor upgrade that provides the initial stage propulsion for Lockheed Martin's Titan IVB heavy-lift launch vehicle, which is used by the U.S. Air Force. We expect to complete production on this program during 2002. Two motors are used per launch. These motors have three composite case segments. We also have a contract for Titan launch operations support that extends into 2002 for inspection and oversight of solid rocket motor processing operations at the launch site. We are currently negotiating an extension of this contract.

      The Titan launch vehicle family was built for the U.S. Air Force to meet medium-lift requirements in the 1960s. Recently, it has been used primarily to launch unmanned military spacecraft such as heavy photo reconnaissance platforms in low-Earth orbit and geosynchronous communications, missile launch detection and ELINT satellites, which gather electronic information, including foreign government intelligence.

      Graphite Epoxy Motors, or GEM.  Our GEM series of propulsion systems are used as solid strap-on boosters for Boeing's Delta launch vehicle family, which consists of the Delta II, Delta III and Delta IV vehicles. The Delta II is a medium-lift expendable launch vehicle developed for both government and commercial applications. The Delta II employs the GEM-40, a graphite epoxy motor measuring 40 inches in diameter. We also produce, under contract to Boeing, a larger strap-on GEM-46 booster for the enhanced medium-lift Delta III expendable launch vehicle. Boeing also awarded us a contract to develop and produce a new, even larger GEM-60 booster to be used with versions of the new Delta IV expendable launch vehicle. Delta II uses either three, four or nine motors per launch, Delta III uses nine motors per launch, and we expect the Delta IV Medium Plus vehicles to use either two or four motors per launch. In 2002, a new Delta II configuration using nine GEM-46 boosters will also debut.

      With a 40-year history, the Delta family of expendable launch vehicles has what is perhaps the most successful flight record of any rocket currently in service. Of 282 flights, only 15 have been failures, which translates into a success rate of 94.6%. The Delta family has also launched into orbit the first passive communications satellite, ECHO, the first European satellite, Ariel 1, and the first communications satellite to reach geosynchronous orbit, Syncom 2.

      Orion Motors.  Orion motors are used on the Pegasus[nc_cad,176], Taurus[nc_cad,176] and Minotaur[nc_cad,176] launch vehicles. Pegasus[nc_cad,176] is a small-lift air-launched vehicle initially lifted by a conventional aircraft. Minotaur[nc_cad,176] is a ground-launched vehicle for small payloads. Taurus[nc_cad,176] is a ground-launched vehicle for payloads larger than those that can be carried by Pegasus[nc_cad,176] and Minotaur[nc_cad,176]. Pegasus[nc_cad,176] and Taurus[nc_cad,176] carry U.S. Government, foreign government and commercial payloads. Minotaur[nc_cad,176] carries only U.S. Government payloads. Each Pegasus[nc_cad,176] vehicle contains three solid propulsion stages, all of which we produce. The three Pegasus[nc_cad,176] motors are also used in upper stages on Taurus[nc_cad,176] and two of the motors are used in upper stages on Minotaur[nc_cad,176]. Minotaur[nc_cad,176] also uses two refurbished motors from old Minuteman strategic missiles.

    Strategic.  We provide propulsion systems for strategic missiles such as the Trident II, as well as those being proposed for National Missile Defense.

      Intercontinental Ballistic Missiles.  Trident II is a submarine-launched intercontinental ballistic missile composed of three solid propulsion stages. The Company, through a teaming arrangement with the Thiokol Propulsion unit of Alcoa Inc., which we acquired on April 20, 2001, produces each of the three solid propulsion stages of this missile under a contract with Lockheed Martin. In addition to the Trident II production contract, we have contracts with Lockheed Martin to provide operational support services for the U.S. Navy's existing fleet of both Trident I and Trident II missiles.

      We also refurbish used Minuteman solid rocket motors for use as U.S. Air Force target vehicles. We developed and produced the third stages for both the Peacekeeper and Minuteman II missile for the U.S. Air Force and provide some continuing aging studies and operational support services for these missile systems.

      National Missile Defense.  We are currently working as a subcontractor to Boeing, the prime contractor for the development and testing phase of the U.S. Government's National Missile Defense ground-based interceptor for incoming ballistic missiles. We are developing a vectorable nozzle version of the Delta II GEM-40 booster for use as the first stage of this missile, which allows a more rapid and precise change in direction. No final decision has yet been made regarding future deployment and production of this system.

    Tactical.  We design, develop and supply solid propulsion systems and advanced warheads for various U.S. Department of Defense tactical weapons used by the U.S. Army, Navy and Air Force. These include air-to-air missiles, air-to-ground missiles and ground-to-ground missiles.

  •
  Air-to-Air: the AIM-9X Evolved Sidewinder and the AIM-7 Sparrow, air intercept missiles, as well as the AIM-120 Advanced Medium-Range Air-to-Air Missile, or AMRAAM, for which we are the sole producer of its rocket motor;

  •
  Air-to-Ground: the Hellfire II/Longbow, an anti-armor missile generally fired from a helicopter, the Sensor Fuzed Weapon, which is used to neutralize moving and stationary land combat vehicles, the Brimstone, also an anti-armor air-to-ground missile, the Maverick AGM-65, a general purpose air-to-ground missile, and the RIM-7 Sea Sparrow, the U.S. Navy's radar intercept missile; and

  •
  Ground-to-Ground: the TOW II, which is a tube-launched, optically tracked and wire-guided anti-tank missile for which we have been the U.S. Army's primary supplier of flight motors since the program's inception in 1981, and the U.S. Army Tactical Missile System, or ATACMS, which is a large, stationary rocket launched weapon.

    Production programs in related areas include warheads for the Maverick, Hellfire II/Longbow and AMRAAM missile systems, metal cases for the ATACMS ground-to-ground missile and gas generators for the Trident II and Tomahawk Cruise missiles. In advanced warhead systems, we currently have contracts for the production of warheads for the Hellfire/Longbow and AMRAAM missiles and a contract for the development and production of the Brimstone warhead and rocket motors. Major development programs include the propulsion systems for the Evolved Sea Sparrow Missile, a faster longer-range version of the Sea Sparrow propulsion system, the AIM-9X Evolved Sidewinder, the Line-of-Sight Anti-Tank (LOSAT) missile and the advanced smart 120mm kinetic energy tank round. We are the only propulsion source on the advanced smart 120mm kinetic energy tank round. We have recently completed qualification of the propulsion system for the Evolved Sea Sparrow missile program, which is a NATO program involving 13 nations. We are pursuing propulsion systems and related technology for new Standard Missile variants, which are being developed by the U.S. Navy for its Theater Missile Defense system, a proposed broad ranging missile defense system for a defined region or area. Another new business opportunity being pursued is the Advanced Gun System Land Attack Projectile, a 155mm shipboard gun.

    Composites.  We have been a leader in the design and manufacturing of composite structures for 40 years, pioneering the use of composites in many of today's markets. Composite structures are formed from laminates of high-strength fibers and resin, which we primarily sell to prime contractors in the aerospace and defense industries. Composite structures have performance advantages over metal structures largely through weight reduction, but also may be designed to enhance other performance characteristics such as fatigue resistance and thermal stability. These advantages, coupled with improved design and analysis capabilities and manufacturing process technologies, continue to expand the markets and applications using these structures. We have the ability to manufacture some of the largest composite structures in the world and provide composite structures for space launch vehicles, military aircraft, commercial aircraft and satellites.

    The following table summarizes the principal uses for our composite structures, including identification of our customer and the ultimate end-user:

Composite Structures Principal Uses	Primary Customer	Ultimate End-User	Description
Space Launch Vehicle Structures:
Delta II, III and IV	Boeing	Government and commercial customers	Vehicle components including interstages, nose cones, aeroskirts/heat shields, payload fairings and payload adapters.
Atlas V	Lockheed Martin	Government and commercial customers	Composite interstages and heat shield.
Other Space Launch Structures*	Various	Various	Includes composite interstages and payload adapters for CASA and interstages and payload fairings for Pegasus®.
Aircraft Structures:
Commercial Aircraft Structures	Bell Helicopter, Boeing	Commercial airlines and private aircraft owners	Bell Helicopter 609 tilt-rotor composite fuselage panels, 12 fuselage skins per shipset; Boeing 767 composite torsion springs.
Military Aircraft*	Lockheed Martin, Boeing	U.S. Air Force	Composite pivot shaft for F-22; F-22 bypass offtake screen; C-17 counterbalance assembly.
Satellites:
Military Spacecraft Structures*	Various	Various	Proprietary program applications for satellite components and assemblies.
Precision Benches and Structures*	Various	Government and commercial customers	Antennas, optical and precision stable structures including instrument benches and telescope structures.
Military Weapons:
Missiles	U.S. Navy	U.S. Navy	Mk-125 composite warhead canister; Trident II rocket motor cases.

Javelin Launch Tube	Raytheon/ Lockheed Martin Joint Venture	U.S. Army	Fully integrated composite launch tube with sighting mechanism.

    Some of the programs and products within the categories identified with an asterisk (*) are currently in development.

    Space Launch Vehicle Structures.  In the space launch vehicle structures area, we are under contract with Boeing to produce composite structures for its Delta II, III and IV family of expendable launch vehicles. The Delta IV structures include the Evolved Expendable Launch Vehicle/Delta IV common booster core nose cones, interstages, composite payload fairing, payload adapters and other large vehicle structures. We also produce large launch vehicle structure components for Lockheed Martin's Atlas V family of expendable launch vehicles, including interstages and a heat shield. Other launch vehicle structures being produced include the payload fairing for Orbital Sciences' Pegasus®, a payload adapter structure and interstage skirts for Ariane V. We also produce composite cases for several solid rocket motors. Current programs include Titan IVB solid rocket motor upgrade; GEM motor cases for Delta II, III, IV and NMD; Trident II first and second stage; and motor cases for motors used in Pegasus®, Taurus® and Minotaur®.

    Aircraft Structures.  In the aircraft structures area, we have a contract to develop and produce fuselage skins for the Bell 609 commercial tilt-rotor aircraft. We are also under contract to produce a counterbalance mechanism for the C-17 transport aircraft, composite door springs for Boeing's 767 commercial aircraft and composite pivot shafts for F-22 military aircraft. Other new business opportunities being pursued include composite structure components on the F/A-18, C-17 and F-22 military aircraft.

    Satellites.  We design and fabricate composite structure components and assemblies for commercial, civil and military satellites. Products include instrument benches and dimensionally stable assemblies, antennae and reflector assemblies, spacecraft bus structures and other component parts.

    Military Weapons.  Composite structure programs and opportunities include components and assemblies for missiles, military land vehicles, launch tubes for the Army's Javelin anti-tank missile, composite overwrapped pressure vessels for use on satellites and various structures for liquid propulsion tanks and reusable launch vehicles.

Conventional Munitions

    Our Conventional Munitions segment designs, develops and manufactures small, medium and large caliber ammunition, including tank ammunition, commercial gunpowder, and munition propellants for the U.S. and allied governments as well as for commercial applications.

    The following table summarizes our principal conventional munitions programs, including identification of our customer and the ultimate end-user:

Conventional Munitions Principal Programs	Primary Customer	Ultimate End-User	Description
Small Caliber Ammunition:
Small Caliber Ammunition	U.S. Army	U.S. Army, Navy, and Marines	Only source for Department of Defense for the following small caliber ammunition—5.56mm, 7.62mm, .30 Cal. and .50 Cal.
Medium Caliber Ammunition:
25/30mm Medium Caliber Multi-Year	U.S. Army	U.S. Army, Navy, and Marines and Air Force	Medium caliber ammunition for ground vehicle and aircraft mounted guns.
Turkiye Co-Pro/Ammo Systems	Makina Ve Kimya Endustrisi Kurumu	Turkish Government	Equipment and services to establish manufacture of 25mm ammunition in Turkey.
GAU-8	U.S. Army	U.S. Air Force	30mm ammunition for the A-10 aircraft.
20mm Ammunition	U.S. Army and U.S. Navy	U.S. Air Force and Navy	Medium caliber ammunition for aircraft mounted guns.
Tank Ammunition:
120mm Training Rounds	U.S. Army	U.S. Army and Marines	Training ammunition for the Abrams tanks of the U.S. forces.
M829E3/A3 Tank Ammo*	U.S. Army	U.S. Army	Tactical ammunition for the Abrams tank.
Solid Extruded Propellants:
Mk-90 (Hydra 70)	General Dynamics	U.S. Government	Mk-90 propellant grains for the Hydra 70 2.75" rocket system.
Commercial Powder	Original Equipment Manufacturers	Private citizen use	Gunpowder for original equipment manufacturers and reloaders.
MACS	U.S. Army	U.S. Army	Propellant for 155mm artillery Modular Artillery Charge System.

    Programs and products identified with an asterisk (*) are currently in development.

    Small Caliber Ammunition.  We manufacture and develop small caliber ammunition for the U.S. military and U.S. allies. We produce approximately 350 million rounds per year of ammunition consisting of 5.56mm, 7.62mm, .30 caliber, and .50 caliber cartridges.

    Our small caliber ammunition operations are conducted at the Lake City Army Ammunition Plant in Independence, Missouri, which supplies over 95% of the Army's small caliber ammunition needs and is the Army's only small caliber ammunition production facility. We took over operations of this facility on

April 1, 2000, and are responsible for managing it, including leasing excess space to third parties in the private sector. We have a 10-year operations contract to manage this plant that expires in April 2010. We also have a facilities-use contract with this plant that expires in April 2025. Although the facilities-use contract expires 15 years after the plant operations contract, were the plant operations contract not renewed, we believe the U.S. Army would relieve us of all of our obligations under the facilities-use contract. As of March 31, 2001, we have received the first three years of delivery orders under this contract.

    In addition to production, we perform independent research and development for military ammunition and ammunition manufacture and support the Army Research Development Engineering Center at Picatinny Arsenal, New Jersey for Department of Defense sponsored product design, development and testing. We are currently under contract to the U.S. Government for initial production quantities of 5.56mm ammunition incorporating lead-free projectiles, or "green" ammunition. We expect it will be phased into use for training over the next several years to replace most of the current training ammunition.

    Medium Caliber Ammunition.  We are a leading supplier of medium caliber ammunition and fuzes. We produce, design and develop medium caliber ammunition for the U.S. military and U.S. allies.

    Production programs include:

  •
  the 25mm family of Bushmaster rounds used for the main armaments of the U.S. Army's Bradley Infantry Fighting Vehicle and the U.S. Marine Corps' Light Armored Vehicle, as well as by some of the U.S. Navy's shipboard defense systems and by other fighting platforms of U.S. allies;

  •
  the Lightweight 30mm ammunition for the U.S. Army's Apache attack helicopter;

  •
  the GAU-8/A 30mm family of armor-piercing, high-explosive, incendiary and target practice rounds currently used by the U.S. Air Force's A-10 close combat support aircraft and planned for use on the Marine Corps' new Advanced Amphibious Assault Vehicle;

  •
  20mm round for U.S. Air Force and Navy fighter aircraft;

  •
  the PGU-32 25mm round for the U.S. Marine Corps AV-8B aircraft; and

  •
  the PGU-38 25mm enhanced combat rounds for the U.S. Air Force's AC-130 gunship.

    Development efforts include programs to improve the performance of medium caliber ammunition in terms of lethality.

    We are also the only producer of the M758/M759 and FMU-151 fuzes for the Apache helicopter and the AC-130 gunship's high-explosive medium caliber ammunition.

    Tank Ammunition.  We produce and develop a family of tactical and training tank rounds that are used by the Abrams tanks of the U.S. Army, Army Reserve, National Guard, Marine Corps and U.S. allies. Such rounds include the M830A1 multi-purpose round and the M831A1 and M865 training rounds. We are the only producer of the M830A1 multi-purpose round. We are one of two suppliers to the U.S. Government for the M831A1 and M865 training rounds. We are currently under contract to the U.S. Army to develop the M829E3 advanced kinetic energy tactical round and the multi-purpose anti-tank training round for future training requirements. Some of our tank ammunition contains depleted uranium, which is used for its armor penetrating qualities. Questions have been raised about the health and environmental effects of depleted uranium. We are also able to manufacture tank ammunition using alternatives to depleted uranium such as tungsten. As a result, we do not believe that a move by the U.S. Government or our other customers away from the use of depleted uranium would have any material impact on our sales or margins.

    Solid Extruded Propellants.  We manufacture, design and develop solid extruded propellants for use in over 25 types of ammunition and rockets used by the U.S. military services. Propellant is produced by the

Company at the Radford Army Ammunition Plant near Radford, VA, which is the Army's only active propellant production facility.

    Primary production programs include propellants for multiple training and war reserve 120mm tank rounds, the modular artillery charge system, and 25mm and 30mm ammunition. We are also the only supplier to the U.S. Government of Mk-90 propellant grains for use in the Hydra 70 rocket and launch motors for the TOW II missile. We are a major producer of several types of smokeless nitrocellulose, which is a primary ingredient in the manufacturing of ammunition propellants and powders. In addition to the military programs, we produce a wide range of commercial gunpowders for manufacturers of sporting ammunition and reloaders, who make their own bullets by refilling previously fired bullet casings.

    Propellant development opportunities being pursued include next-generation 2.75" rocket propellant grain, environmentally friendly propellant and propellant for advanced artillery charges.

Defense Systems

    Our Defense Systems segment designs, develops and manufactures anti-tank mines, electronic warfare systems, electronic support equipment, missile warning systems, infantry weapons systems, electro-mechanical and electronic fuzes, smart weapons, sensors, demolition systems and batteries for military and aerospace applications for the U.S. and allied governments.

    The following table summarizes our principal defense systems programs, including identification of both our customer and the ultimate end-user:

Defense Systems Principal Programs	Primary Customer	Ultimate End-User	Description
Integrated Defense Systems:
VLSAS International	Allied nations	Allied nations	Vehicle-launched scatterable anti-tank mine system.
Objective Individual Combat Weapon (OICW)*	U.S. Army	U.S. Army	Lightweight, shoulder-fired weapon to replace the M-16 rifle.
Volcano	U.S. Army	U.S. Army	Anti-tank mine dispensed by either ground vehicles or helicopters.
Anti-Personnel Land Mine Alternative (APL-A)*	U.S. Army	U.S. Army	Land mine system that uses operators in the loop to avoid indiscriminate activation.
Defense Electronic Systems:
TERM-KE*	U.S. Army	U.S. Army	Precision guided kinetic energy tank ammunition for direct fire and beyond-line-of-sight target engagement.
AAR-47 Missile Warning System*	U.S. Navy	U.S. Navy	Electro-optic missile threat warning system for low slow-flying aircraft.

CMBRE	U.S. Air Force	U.S. Air Force
Portable support equipment designed to interface with MIL-STD-1760 Munitions. Designed to initiate munitions Built-in-Test (BIT), provide BIT status, and upload, download and/or verify munitions operational flight program and/or mission planning data.
Fuzes:
Hard Target Smart Fuze (HTSF)*	U.S. Air Force	U.S. Air Force	Flexible, single fuzing system designed for bomb and missile penetrator weapons.
DSU-33 Proximity Sensor	U.S. Air Force	U.S. Air Force	Proximity sensor that detonates bombs as they approach the ground.
Multi-Function Fuze (MFF)*	U.S. Navy	U.S. Navy	Electronic fuze designed to allow projectiles to attack both ground and air targets.
M734A1 Safety and Arming Device	KDI Precision Products Inc.	U.S. Army	The M734 multi-option mortar fuze has proximity, near-burst, impact and delay setting capabilities.

    Programs and products identified with an asterisk (*) are currently in development.

    Integrated Defense Systems.  We develop and produce barrier systems, weapons systems and precision munitions.

      Barrier Systems.  We produce and develop advanced barrier systems and mines for delivery from trucks, tracked vehicles and helicopters. Primary production programs are the Volcano system, a modular barrier system delivered from ground and air platforms, and Shielder, a vehicle-launched smart anti-tank munition system, for which we are the system's prime contractor to the U.K.'s Ministry of Defense. We have other international contracts and opportunities in this area.

      There has been growing international interest in developing alternatives to indiscriminate land mine systems culminating in the Ottawa Convention sponsored by the United Nations. We have contracts to develop the Anti-Personnel Land Mine Alternative program, or APL-A, which is designed to be an integrated barrier system having operator command and control capabilities as an alternative to current potentially indiscriminate land mines and mine fields. We believe this system will provide an increased measure of operational effectiveness and minimize risks to friendly troops and civilians. In calendar year 2000, we were awarded two Army/Defense Advanced Research Projects Agency contracts to develop potential alternative concepts for barrier systems as we know them today. In early 2000, the U.S. Government announced its intention to award us a co-prime contract to develop the next generation of hand-emplaced barrier systems. The combination of these awards puts us at the forefront of barrier system development in the United States.

      Weapon Systems.  We are developing the Objective Individual Combat Weapon, or OICW. This lightweight, shoulder-fired weapon is designed to gradually replace the M16 rifle/M203 grenade launcher as the primary weapon of the U.S. Infantry. The system consists of a combinatorial weapon, ballistic fire control system and thermal sight, and both a 20mm high-explosive bursting munition with a remote autonomous fuze and a 5.56mm kinetic energy round. We are responsible for systems integration and development of the weapon system and its high-explosive ammunition. In calendar year 2000, the U.S. Government awarded us a sole source $113 million contract to design, develop and test the Objective Individual Combat Weapon system. This contract runs through January 2005.

      Precision Munitions.  We have entered into an agreement with GIWS, a joint venture between Rheinmetall W & M GmbH and Diehl Stiftung & Co., to sell the SMArt 155® 155mm sensor fuzed munition in the United States and other countries. Additionally, we were recently awarded a contract to support the development of the Raytheon Advanced Gun System 155mm Land Attack Projectile proposed to be used in the U.S. Navy's new destroyers, the DD-21. Together with the prime contractor Aerojet-General Corporation, a subsidiary of GenCorp Inc., we developed and produced the Sense and Destroy Armor Munition, or SADARM, a howitzer-fired anti-armor munition. Future funding for this program was terminated in the latest Defense Appropriations and Authorization Bill and we expect to complete production on this program in fiscal 2002.

      Other.  We have also developed the Badger fighting position excavator for U.S. and international applications. This excavator explosively fractures the ground, which significantly reduces a soldier's foxhole digging time while increasing safety.

    Defense Electronics Systems.  Our products include the AAR-47 missile warning system, defense information and the Tank Extended Range Munition, or TERM.

      Tank Extended Range Munition.  We are currently developing an extended range 120mm kinetic energy tank round, or TERM-KE, for use by the U.S. Army's Abrams tank. Coupled with a targeting device on a scout vehicle, this tank round will allow beyond-line-of-sight engagements. We are the only development prime contractor for the TERM-KE and anticipate production to begin in 2008. Our system utilizes a front-end sensor that locates intended targets. The extended range is provided by a rocket motor propulsion system that is also in development by our Aerospace segment.

      AAR-47.  We produce the AAR-47 missile warning system, a passive electro-optic threat warning device used to protect low, slow-flying helicopters and fixed-wing aircraft by detecting ground-to-air-missiles. We completed a production contract for the system and are currently engaged in a central processor unit upgrade, both hardware and software, for improved probabilities of detection, longer warning times and lower false alarm rates. We also won a competitive bid for an upgraded, higher performance sensor to include a laser warning capability. We anticipate completion of the sensor upgrade by May 2001 and expect production authorization by June 2001.

      Defense Information.  Defense Information programs include the Common Munitions BIT/Reprogramming Equipment, or CMBRE, which is a portable field tester/mission programmer with a common interface to support the growing U.S. inventory of smart weapons. Smart weapons provide mid-air guidance updates and can locate, track and attack targets at extended range. Production of the Common Munitions BIT/Reprogramming Equipment began in fiscal 1998 and is expected to continue for eight years. Other programs include the analog-to-digital adaptable recorder input-output, which is a multi-channel data formatter for high-speed digital recorders. We also have programs to design, develop and test advanced solid state laser radar, which is a next-generation seeker technology for smart weapons.

    We are also pursuing new business opportunities including sensors and seekers for smart munitions, guided projectile systems and potential international missile warning system programs.

    Fuzes.  We develop and manufacture fuzes for the U.S. military and U.S. allies.

      Gun Hardened Fuzes.  Sole source fuze production programs include the safety and arming subsystem for the M734A1 fuze for mortar rounds. The safety and arming subsystem ensures that a round is armed and ready to fire only after it has traveled a safe distance from the barrel. We are also developing the U.S. Navy's Mk 419 Multi Function Fuze, which provides point detonation, delay, variable time and proximity functions.

      Air Armament Fuzes.  We are under contract to produce the DSU-33B/B proximity sensor for air-delivered bombs. This sensor allows a bomb to be detonated as it approaches the ground, thereby increasing the bomb's overall effectiveness. In addition, we have four contracts with U.S. allied nations for the production of the FMU-139 bomb fuze. We have a U.S. Air Force development contract for the hard target smart fuze. In addition, we are under contract to the Air Force to develop the next-generation hard target fuze, the multiple event hard target fuze.

      Embedded Fuzes.  We have entered low rate initial production for the Brilliant Anti-Tank, or BAT, Submunition, which is an electronic safe and arm device. We also produce the Selectable Light Attack Munition, or SLAM, a demolition system for U.S. Special Operation Forces.

      Batteries.  We develop and manufacture specialized lithium and lithium-ion polymer rechargeable batteries for U.S. and foreign military and aerospace customers.

      Lithium Batteries.  Our principal lithium battery products are reserve batteries, which are used in such applications as anti-tank mines, fuzes and artillery systems that require long-term storage capacity. We also produce specialty batteries for space probes such as Galileo and Huygens.

      Lithium-Ion Polymer Batteries.  Our lithium-ion polymer rechargeable batteries offer high energy density and packaging flexibility for use where weight and space may be limited or where unique operational configurations are required. The lithium-ion polymer batteries are produced and marketed by Alliant/Valence, LLC, which is a joint venture between us and Valence Technology, Inc., a commercial battery company based in Henderson, Nevada.

Raw Materials

    Key raw materials used in our operations include aluminum, steel, steel alloys, copper, depleted uranium, graphite fiber and prepreg, hydroxy terminated polybutadiene, epoxy resins and adhesives, ethylene propylene diene monomer (EPDM) rubbers, nitrocellulose, diethylether, x-ray film, plasticizers and nitrate esters, and ammonium perchlorate. The Company also purchases chemicals, electronic, electro- mechanical and mechanical components, subassemblies, and subsystems which are integrated with our own manufactured parts for final assembly into finished products and systems.

    We closely monitor our sources of supply in order to assure an adequate supply of raw materials and other supplies needed in its manufacturing processes. U.S. Government contractors like us are frequently limited to procuring materials and components from sources of supply approved by the U.S. Department of Defense. In addition, as business conditions change and defense budgets contract, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require (and in the past has required) qualification of new suppliers for raw materials on key programs.

    The supply of ammonium perchlorate, a principal raw material used in our operations, has been limited to a single source which supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a processing problem impacting all production. Any disruption in our supply of ammonium perchlorate could have a material adverse effect on our results of operations or financial condition.

    We also presently rely on one primary supplier for our graphite fiber, which is used in the production of composite materials. Although other sources of graphite fiber exist, the addition of a new supplier would require us to qualify the new sources for use on our programs. Any prolonged disruption in the supply of this material or any delay as a result of the qualification of a new source could have a material adverse effect on our results of operations or financial condition.

    Current suppliers of some insulation materials used in rocket motors have announced plans to close manufacturing plants and discontinue product lines. As a result, we will need to find replacement materials or new sources of supply for these materials, which include aerospace rayon used in nozzles. We have sufficient inventory to cover production through 2007, and are working to identify replacement materials and sources. Difficulty qualifying and implementing use of replacement materials or new sources of supply could have a material adverse effect on our results of operations or financial condition.

Manufacturing and Handling of Explosive Materials

    Some of our products, including those relating to propulsion systems, propellants, ammunition and artillery systems, involve the manufacture and/or handling of a variety of explosive materials. From time to time in the past, this activity has resulted in explosive incidents, which have temporarily shut down or otherwise disrupted some of our manufacturing processes, thereby causing production delays and resulting in liability for workplace injuries and fatalities. While we cannot assure you that we will not experience similar incidents in the future or that any similar incidents will not result in production delays or otherwise have a material adverse effect on our business, financial condition or results of operations, we do have safety and loss prevention programs in place to mitigate such incidents, as well as a variety of insurance policies.

Major Customers

    Our sales are predominantly derived from contracts with agencies of the U.S. Government and its prime contractors. The various U.S. Government customers, which include the U.S. Army, Navy and Air Force, exercise independent purchasing power. As a result, sales to the U.S. Government generally are not regarded as constituting sales to one customer. Instead, each contracting customer entity is considered to be a separate customer.

    Our U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years are summarized in the following table:

Fiscal year	U.S. Government Sales
2001	$872.8 million
2000	$723.6 million
1999	$828.8 million

    During fiscal year 2001, approximately 76 percent of our sales were derived from contracts with the U.S. Government or U.S. Government prime contractors. The following table summarizes the approximate percentage breakdown of our fiscal year 2001 sales (a) as a prime contractor and a subcontractor, and (b) to various categories of customers:

Fiscal Year 2001 Sales
Sales as a prime contractor	45%
Sales as a subcontractor	55%

TOTAL	100%
Sales to:
U.S. Army	42%
U.S. Air Force	19%
U.S. Navy	10%
Other government, commercial or international customers	29%

TOTAL	100%

    Our top ten contracts accounted for approximately 67 percent of fiscal year 2001 net sales. During fiscal year 2001, sales to each of Lockheed Martin Corporation and The Boeing Company and their respective affiliates accounted for more than 10 percent of our sales. These sales related to multiple contracts and, in the case of Boeing, included commercial contracts.

    This significant reliance upon contracts related to U.S. Government programs entails inherent risks, including risks particular to the defense industry, which are summarized below.

Backlog

    The total amount of contracted backlog orders was $2,242.2 million on March 31, 2001, and $2,246.9 million on March 31, 2000. It is expected that approximately 59 percent of sales during the fiscal year ending March 31, 2002, will fill orders that were in backlog at April 1, 2001. Contracted backlog represents the estimated value of contracts for which we are authorized to incur costs but for which revenue has not yet been recognized. The backlog consists of firm contracts, and although they can be and sometimes are modified or terminated, the amount of modifications and terminations historically has been limited compared to total contract volume.

Types of Contracts

    Our U.S. Government business is performed under both cost-plus contracts and fixed-price contracts.

    Cost-Plus Contracts.  Cost-plus contracts are either cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee contracts. Cost-plus-fixed-fee contracts provide for reimbursement of costs, to the extent that the costs are allowable, and the payment of a fixed fee. Cost-plus-incentive-fee contracts and cost-plus-award-fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

    Fixed-Price Contracts.  Fixed-price contracts are either firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, we agree to perform certain work for a fixed price and realize all the benefit or detriment resulting from decreases or increases in the costs of performing the contract. Fixed-price-incentive contracts are fixed-price contracts providing for adjustment of profit and establishment of final contract prices by a formula based on the relationship which total final costs bear to total target cost. The final contract price under a fixed-price-incentive contract is a function of cost, which may be affected by schedule and performance. Fixed-price-level-of-effort contracts are generally structured with a fixed price per labor hour, subject to the customers' labor hour needs up to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns, which could have a material adverse effect on our results of operations or financial condition. In addition, certain costs, including certain financing costs, portions of research and development costs, and certain marketing expenses related to the preparation of competitive bids and proposals and international sales, are not reimbursable under U.S. Government contracts. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.

    The following table summarizes how much each of these types of contracts contributed to our U.S. Government business in fiscal year 2001:

Fiscal Year 2001
U.S. Government Business By Contract Type
Cost-plus contracts:
Cost-plus-fixed-fee	10%
Cost-plus-incentive-fee/cost-plus-award-fee	9%	19%
Fixed-price contracts:
Firm-fixed-price	74%
Fixed-price-incentive/fixed-price-level-of-effort	7%	81%

TOTAL		100%

Contract Termination

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

Loss of Appropriations

    U.S. Government contracts are also conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. In addition, most U.S. Government contracts are subject to modification in the event of changes in funding. Any failure by Congress to appropriate additional funds to any program in which we participate, or any contract modification as a result of funding changes, could materially delay or terminate the program. This could have a material adverse effect on our future results of operations or financial condition.

Reductions or Changes in Military Expenditures

    The overall U.S. defense budget declined in real terms from the mid-1980's through the early 1990's. Although U.S. defense budgets have recently stabilized, future levels of defense spending cannot be predicted with certainty. Any future declines in U.S. military expenditures could materially adversely affect our results of operations or financial condition. The impact of possible future declines in the level of defense procurement on our results of operations or financial condition will depend upon the timing and size of the changes and our ability to offset their impact with new business, business consolidations or cost reductions. The loss or significant curtailment of a material program in which we participate could have a material adverse affect on our future results of operations and financial condition.

Procurement and Other Related Laws and Regulations

    We are subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for ongoing U.S. Government audits and reviews of contract procurement, performance and administration. If we were to:

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

Any such action could have a material adverse effect on our results of operations or financial condition.

    We, as a government contractor, are subject to audit and review by the U.S. Government of our contract performance and of our accounting and general practices relating to contracts. The costs and prices under these contracts may be subject to adjustment based upon the results of the audit. To date, these audits have not had a material effect on our results of operations or financial condition. However, no assurance can be given that future audits will not have a material adverse effect on our results of operations or financial condition.

    In addition, licenses are required from U.S. Government agencies for export from the United States of many of our products. We are currently not permitted to export some of our products.

Competitive Bidding

    We obtain military contracts through either competitive bidding or sole-sourced procurement. A significant portion of our sales are from contracts that were awarded after a competitive bidding process that often involved many bidders. A similar competitive bidding process is likely to apply to our efforts to win future contract awards. There can be no assurance that we will continue to be successful in having our bids accepted, or that contracts awarded to us in the future will be profitable. There is always the risk in both competitive bidding and sole-sourced procurements that if a bid is submitted and a contract is subsequently awarded, actual performance costs may exceed the projected costs upon which the submitted bid or contract price was based. If actual costs exceed the projected costs on which bids or contract prices were based, our profitability could be materially adversely affected.

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

    We entered into a novation agreement covering the contracts transferred to us in connection with the spin-off from Honeywell. Honeywell has the obligations of a transferring contractor, and we have the obligations of an acquiring contractor. The contracts covered by the novation agreement are scheduled to be performed over a period of time, and it is not expected that they will be fully and finally discharged for a number of years. We have agreed to perform all of our obligations under each contract and to indemnify Honeywell against any liability Honeywell may incur under the novation agreement by reason of any failure by us to perform our obligations.

    We have entered into similar novation agreements in connection with the sale of Metrum Information Storage and the former Marine Systems Group. In these cases, however, we, as the seller, have guaranteed performance of the buyer's obligations under the contracts transferred to the buyer, and the buyers, rather than us, have the performance and indemnification obligations described in the last sentence of the preceding paragraph.

    In April 2001 we entered into a novation agreement covering contracts acquired by us in the Hercules Aerospace Company acquisition. This novation agreement provides that we assume all obligations under the acquired contracts and that the U.S. Government recognizes the transfer to us of the acquired contracts and related assets. The acquired contracts are scheduled to be performed over time, and it is not expected that they will be fully and finally discharged for several years. Hercules has agreed to indemnify us against any liability that we may incur under the novation agreement by reason of any prior failure by Hercules to perform its obligations under the novated contracts. We have agreed to indemnify Hercules against any liability that Hercules may incur under the novation agreement by reason of any failure by us to perform our obligations under the novated contracts.

Other Risks Associated With U.S. Government Contracts

    In addition, we, like all defense contractors, are subject to risks associated with uncertain cost factors related to:

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

Competition

    We encounter intense competition for our contracts from numerous other companies. Some of these companies, particularly those competitors outside our core business areas, have financial, technical, marketing, manufacturing, distribution and other resources substantially greater than ours. Our ability to compete for these contracts depends to a large extent upon:

  •
  the effectiveness and innovativeness of our research and development programs,

  •
  our ability to offer better program performance than our competitors at a lower cost, and

  •
  our readiness with respect to facilities, equipment and personnel to undertake the programs for which we compete.

    In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government opens the particular program to competition. Our principal sole-source contracts are for the following programs: Trident II missile, Titan IV SRMU space boosters, AGM-130 and Sensor Fuzed Weapon propulsion systems, M830A1 multi-purpose tank ammunition rounds, Volcano anti-tank scatterable mines, M758 fuze for medium caliber ammunition, the M732A2 proximity fuze, the M734/M735 mortar fuzes, the AAR-47 missile warning system, and the OICW weapon system.

    We generally face competition from a number of competitors in each business area. However, Primex Technologies, Inc. is the principal Alliant Conventional Munitions competitor for medium caliber ammunition and tank ammunition, and the sole Alliant Conventional Munitions domestic competitor for commercial gunpowders. We share the production of tank ammunition training rounds with Primex, and Primex is currently the sole source for the M829A2 kinetic energy round, while we are the sole source for the M830A1 multi-purpose round. We also share the 25mm and 30mm medium caliber ammunition market with Primex, our sole domestic competitor.

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

Research and Development

    The following table summarizes the expenses incurred during the last three fiscal years on (a) Company-sponsored research and development activities related to new products or services and the improvement of existing products or services, and (b) research and development activities that were customer-sponsored (primarily funded by the U.S. Government):

Fiscal Year	Company-sponsored Research and Development	Customer-sponsored Research and Development
2001	$11.6 million	$204.9 million
2000	$11.2 million	$202.0 million
1999	$8.9 million	$207.1 million

Seasonality

    Our business is not seasonal in nature. However, since our sales on certain production contracts are not recorded until product is delivered to the customer, extra effort is expended to complete and deliver product prior to fiscal year end, which has typically resulted in higher sales in the fourth fiscal quarter.

Export Sales

    Our export sales from the United States to unaffiliated customers during the last three fiscal years are summarized in the following table:

Fiscal year	Export Sales
2001	$93.5 million
2000	$110.8 million
1999	$61.8 million

Employees

    As of March 31, 2001, we employed approximately 6,022 active employees. Approximately 1,958 employees were covered by collective bargaining agreements. The following table summarizes the number of these agreements, and the number of covered employees, and the expiration dates of the agreements:

Location	Number of Contracts	Expiration Date	Number of Employees Represented
Rocket Center, WV	2	08/14/05	315
		11/14/05	9
Magna, UT	1	02/15/03	187
Janesville, WI	1	02/28/06	171
Minneapolis, MN area	1	09/30/04	191
Radford, VA	2	10/06/01	174
		10/06/02	890
DeSoto, KS	1	11/18/01	21

    Relations between us and our unionized and non-unionized employees and their various representatives are generally considered satisfactory. However, there can be no assurance that new labor contracts can be agreed to without work stoppages.

Patents

    As of March 31, 2001, we owned approximately 220 U.S. patents, approximately 172 foreign patents, and had approximately 55 U.S. patent applications and 79 foreign patent applications pending. Although the conduct of our business involves the manufacture of various products that are covered by patents, our management does not believe that any one single existing patent or license or group of patents is material to the success of our business as a whole. Management believes that unpatented research, development and engineering skills also make an important contribution to our business. The U.S. Government typically receives royalty-free licenses to inventions made under U.S. Government contracts, with us retaining all other rights, including all commercial rights, to such inventions. In addition, our proprietary information is protected through the requirement that employees sign confidentiality agreements as a condition of employment and our policy of protecting proprietary information from unauthorized disclosure.

Environmental Matters

    Our operations and ownership or use of real property are subject to a number of federal, state and local environmental laws and regulations. To date, environmental laws and regulations have not had a material adverse effect on our business, financial condition or results of operations. Environmental laws and regulations change frequently, and it is difficult to predict how and to what extent they may impact the results of our operations or our financial condition in the future. Due to the nature of our current and former operations, there is known and potential on-site and off-site contamination that we are required to remediate. In addition, we are occasionally required to address or respond to alleged or actual incidents of non-compliance with applicable environmental requirements. We also may be subject to fines, penalties, or third-party lawsuits relating to the use, disposal or release of hazardous substances by us or our predecessors. Although such matters could subject us to material costs or liabilities, to date they have not. We have environmental management programs in place, on both the corporate and individual facility levels, to mitigate such risks.

    At the time of the spin-off from Honeywell, we entered into an environmental matters agreement with Honeywell. This agreement addresses the liability of the parties for the off-site disposal of hazardous materials prior to the spin-off. Under this agreement, we agreed to indemnify Honeywell for our proportional share of the costs of remedial and/or corrective action allocated to Honeywell as a "potentially responsible party." Our proportional share is the percentage that the volume of the material generated by our initial businesses bears to the total volume of material generated by Honeywell at each site. We do not believe that our ultimate contribution or liability relating to these matters, individually or in the aggregate, would be reasonably likely to have a material adverse effect on our business, financial condition or results of operations, taken as a whole.

    As part of the Hercules Aerospace Company acquisition, we have assumed responsibility for environmental compliance at the acquired aerospace facilities. There may also be significant environmental remediation costs associated with these aerospace facilities that will, in some cases, be funded in the first instance by us, subject to reimbursement or indemnification as described below. We believe that much of the compliance and remediation costs associated with these aerospace facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not reimbursable under these contracts will be covered by Hercules under environmental agreements entered into in connection with the Hercules Aerospace Company acquisition. Under these environmental agreements, Hercules has agreed to indemnify us for:

  •
  environmental conditions relating to releases or hazardous waste activities occurring prior to the closing of the Hercules Aerospace Company acquisition,

  •
  fines relating to pre-closing environmental compliance, and

  •
  environmental claims arising out of breaches of Hercules' representations and warranties.

    Hercules is not required to indemnify us for any individual claims below $50,000. Hercules is obligated to indemnify us for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. We are not responsible for conducting any remedial activities with respect to the Kenvil, New Jersey facility or the Clearwater, Florida facility.

    We cannot assure you that the U.S. Government or Hercules will reimburse us for any particular environmental costs or reimburse us in a timely manner. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. Our failure to obtain fully or timely reimbursement from the U.S. Government or Hercules could have a material adverse effect on our business, financial position or results of operations.

ITEM 2.  PROPERTIES

    At March 31, 2001, we occupied manufacturing, assembly, warehouse, test, research, development and office properties having a total floor space of approximately 12.9 million square feet. These properties are either owned, leased or occupied under facilities use contracts with the U.S. Government. The following table provides summary information about the location and size of these properties, and indicates which of our business segments is the principal user of the property—Aerospace ("AC"), Conventional Munitions ("CM"), or Defense Systems ("DS"). In some cases, property is used by more than one business segment.

	Owned	Leased	Government Owned(1)	Total
	(thousands of square feet)
Principal Properties
Florida
Clearwater (DS)	—	112	—	112
Iowa
Burlington (CM)	—	26	—	26
Kansas
DeSoto (CM)	—	—	730	730
Minnesota
Edina(2)	79	79
Elk River (CM/DS)	145	—	—	145
Hopkins (CM/DS)(2)	536	—	—	536
New Brighton (CM)	—	—	483	483
Mississippi
Iuka (AC)	—	325	—	325
Missouri
Independence (CM)			2,553	2,553
Pennsylvania
Horsham (DS)	—	53	—	53
Utah
Clearfield (AC)	—	657	—	657
Magna (AC)	1,771	—	518	2,289
Virginia
Radford (CM)	—	—	3,809	3,809
West Virginia
Rocket Center (AC)	96	—	875	971
Wisconsin
Janesville (DS)	214	—	—	214

Subtotal(3)	2,762	1,252	8,968	12,982
Other Properties(4)
AC/CM/DS	—	14	—	14

Subtotal	—	14	—	14

TOTAL	2,762	1,266	8,968	12,996

	(21)%	(10)%	(69)%	(100)%

(1)
These properties are occupied rent-free under facilities contracts that require us to pay for all utilities, services, and maintenance costs.

(2)
Hopkins facility also serves as our corporate headquarters. Edina facility will serve as the new corporate headquarters—Lease effective March 1, 2001.

(3)
Business segment usage of these properties is as follows (in thousands of square feet): Aerospace, 4,242; Conventional Munitions, 7,601; Defense Systems, 379; and Conventional Munitions and Defense Systems jointly, 681.

(4)
Principally sales and other offices, each of which has less than 10,000 square feet of floor space.

    The following table provides summary information about the location, size and use of other owned or leased land, and indicates which of our business segments is the principal user of the land:

	Owned	Leased	Use
	(acres)
Location
Minnesota
Elk River (DS)	3,169	—	Assembly, test and evaluation
New Mexico
Socorro (CM)	—	1,177	Assembly, test and evaluation

    Since the spin-off from Honeywell, we have implemented a significant program of consolidating our operations and facilities, due in part to an underutilization of facilities. We continue to explore opportunities for further facility consolidations. We consider our properties to be in generally good condition and adequate for the needs of our business.

Facilities and Offices

Corporate Headquarters	Marketing and Sales
Hopkins, Minnesota	Huntsville, Alabama
Edina, Minnesota*	Fountain Valley, California
Colorado Springs, Colorado
Aerospace Group	Shalimar, Florida
Rock Island, Illinois
Huntsville, Alabama	Mt. Arlington, New Jersey
Vandenberg Air Force Base, California	Arlington, Virginia
Cape Canaveral Air Force Station, Florida
Elkton, Maryland	Conventional Munitions Group
Iuka, Mississippi
Johnson City, New York	New Brighton, Minnesota
Syracuse, New York	Elk River, Minnesota
Brigham City, Utah	Hopkins, Minnesota
Clearfield, Utah	Independence, Missouri
Magna, Utah	Socorro, New Mexico
Ogden, Utah	Radford, Virginia
Rocket Center, West Virginia

Defense Systems Group

Clearwater, Florida
Elk River, Minnesota
Hopkins, Minnesota
Horsham, Pennsylvania
Janesville, Wisconsin

*
Future site of corporate headquarters; currently under lease.

ITEM 3.  LEGAL PROCEEDINGS

    We are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We have substantial U.S. Government contracts and are subject to defective pricing claims and cost accounting standards non-compliance claims by the U.S. Government. The prices in our U.S. Government contracts and subcontracts are subject to price adjustment. We believe that resolution of these claims and legal proceedings will not materially affect our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table lists our executive officers, their ages and positions as of June 1, 2001, and the date they first became executive officers:

Name (Age)	Position (Date Became Executive Officer)
Paul David Miller (59)	Chairman of the Board and Chief Executive Officer (January 1, 1999)
Karen M. Bills (42)	Vice President—Information Technology and Chief Information Officer (December 1, 2000)
Ann D. Davidson (49)	Vice President and General Counsel (April 1, 2001)
John E. Gordon (60)	Vice President, Washington, D.C. Operations (June 1, 2001)
Robert E. Gustafson (52)	Vice President—Compensation, Benefits and Talent Management (July 22, 1996)
Perri A. Hite (38)	Corporate Secretary (April 1, 2001)
Richard N. Jowett (56)	Vice President and Treasurer (May 11, 1998)
Mark L. Mele (44)	Vice President—Investor Relations and Strategic Planning (May 11, 1998)
Scott S. Meyers (47)	President (March 1, 1996)
Paula J. Patineau (47)	Senior Financial Officer and Vice President—Human Resources (January 29, 1997)
Eric S. Rangen (44)	Vice President and Chief Financial Officer (January 23, 2001)
Paul A. Ross (64)	Senior Group Vice President—Aerospace (April 1, 1997)
Robert D. Shadley (58)	Vice President—Logistics and Army Operations (September 19, 2000)
Nicholas G. Vlahakis (53)	Group Vice President—Defense (December 1, 1997)

    Each of the above individuals serves at the pleasure of our Board of Directors, and is subject to reelection annually on the date of our Annual Meeting of Stockholders. No family relationship exists between any of the executive officers or between any of them and any director of the Company. Information regarding the five-year employment history (in each case with the Company unless otherwise indicated) of each of the executive officers is set forth below.

    Admiral Miller, USN (Ret.) has held his present position since January 1999. From March 2000 to January 2001, he served in the position of President. Prior to that he was with Litton Industries, where he served as a Vice President since September 1997, and President of Sperry Marine Inc., which he joined in November 1994, following a 30-year career in the U.S. Navy. Prior to his retirement from the U.S. Navy, he was Commander-in-Chief, U.S. Atlantic Command, one of five U.S. theater commands, and served concurrently as NATO Supreme Allied Commander-Atlantic.

    Ms. Bills has held her present position since December 2000. Prior to that she was Vice President of Strategic Programs in the Aerospace Systems Group. Her previous positions with the Company include Material Management Director for the Aerospace Company's strategic planning activities, Pegasus® Program Manager, Titan IV Business Director, Contract Administration Manager, and several other positions in Program and Subcontract Management.

    Ms. Davidson has held her present position since April 2001. Prior to that Ms. Davidson was an Associate General Counsel for Honeywell from 1983 to 1990. After the spin-off from Honeywell, she continued with the Company as Deputy General Counsel until 1993. Before rejoining the Company in April, Ms. Davidson worked for Parker Hannifin Corporation as Associate General Counsel and Assistant Secretary. Prior to working at Parker Hannifin, Ms. Davidson was Vice President, General Counsel and Corporate Secretary for Power Control Technologies, Inc.

    Mr. Gustafson has held his present position since August 2000. Prior to that he was the Vice President—Human Resources since July 1996. From the spin-off from Honeywell until July 1996 he served as Director of Compensation and Benefits.

    Mr. Gordon has held his present position since June 2001. Prior to that he was with Litton Industries where he served as Vice President of its Washington office located in Arlington, Virginia, which he joined in 1993 following his retirement from the U.S. Navy as Judge Advocate General with the rank of Rear Admiral.

    Ms. Hite has held her present position since April 2001. Ms. Hite joined Honeywell's Office of General Counsel in 1984. She joined our Office of General Counsel after the spin-off from Honeywell. After receiving her Juris Doctor degree in 1996, she became the principal attorney supporting our Global Environmental Solutions subsidiary. She became Assistant Corporate Secretary in October 1999.

    Mr. Jowett has held his present position since September 1999. Prior to that he was Vice President—Investor Relations and Public Affairs since May 1998, and Assistant Treasurer since October 1998. From April 1993 until May 1998, he served as Director of Investor Relations. From the spin-off from Honeywell until April 1993 he served as Director of Investor and Bank Relations.

    Mr. Mele has held his present position since September 1999. He was Vice President—Strategic Planning from May 1998 until September 1999. From March 1995 to May 1998 he was Director, Business Planning. From February 1993 until March 1995, he served as Manager, New Product Development of Hercules Aerospace Company.

    Mr. Meyers has held his current position since January 2001. Prior to that he was Executive Vice President and Chief Financial Officer since May 2000, and Vice President and Chief Financial Officer since March 1996, and Treasurer since August 1998. From January 1990 until March 1996, he served as Executive Vice President and Chief Financial Officer of Magnavox Electronic Systems Company.

    Ms. Patineau has held her present position since August 2000. Prior to that she was Vice President and Senior Financial Officer since January 2000, and was Vice President and Controller since January 1997. From June 1996 until January 1997, she served as acting Controller. From April 1992 until July 1996, she served as Director of Financial Reporting/Accounting Services.

    Mr. Rangen has held his present position since January 2001. He has worked with Honeywell and the Company as an accountant with Deloitte & Touche LLP since 1983 and had been a partner there since 1994. He has experience in structuring business combinations, joint ventures, contract accounting, regulatory filings, registration statements, proxy statements, initial public offerings, and income taxes.

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

    Major General (Ret.) Shadley has held his present position since June 2000 and also served as Group Vice President—Defense Systems from September 2000 to April 2001. Major General Shadley joined the Company on June 1, 2000 following a distinguished 33-year career in the U.S. Army in the field of logistics.

    Mr. Vlahakis has held his present position since April 2001. Prior to that he was Group Vice President—Conventional Munitions, which merged with Defense Systems effective April 1, 2001. From April 1997 until December 1997, he served as Vice President and General Manager—Ordnance of our Conventional Munitions Group. From March 1995 until April 1997, he served as Vice President and General Manager—Ordnance of our Aerospace Systems Group. From 1993 until March 1995, he was Vice President and General Manager of Hercules Aerospace Company's tactical propulsion facility. From 1991 until 1993, he was Vice President of Hercules Aerospace Company's Expendable Launch Vehicle Group.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock is listed and traded on the New York Stock Exchange under the symbol ATK. The quarterly high and low Common Stock sales prices for the last two fiscal years were as follows, per the New York Stock Exchange Composite Tape:

Period	High	Low
Fiscal year ended March 31, 2001:
Quarter ended March 31, 2001	$89.5000	$60.6250
Quarter ended December 31, 2000	68.2500	51.7917
Quarter ended October 1, 2000	56.3333	45.0833
Quarter ended July 2, 2000	49.2500	38.7500
Fiscal year ended March 31, 2000:
Quarter ended March 31, 2000	$47.5000	$35.4583
Quarter ended January 2, 2000	46.6667	34.0000
Quarter ended October 3, 1999	56.9167	44.6667
Quarter ended July 4, 1999	58.1667	50.3333

    The number of holders of record of our Common Stock as of May 31, 2001, was 10,587.

    We have never paid cash dividends. Our dividend policy will be reviewed by the Board of Directors at such future times as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be limited by covenants contained in its bank credit agreements dated November 23, 1998. These credit agreements currently limit the aggregate sum of dividends plus certain other restricted payments incurred after November 23, 1998 to $50 million. At March 31, 2001, restricted payments of up to $50 million could be made under the Credit Agreement. These credit agreements also prohibit dividend payments if loan defaults exist or certain financial covenant ratios are not maintained.

ITEM 6.  SELECTED FINANCIAL DATA

	Years Ended March 31
(Amounts in thousands except per share data)
	2001	2000	1999	1998	1997
Results of Operations
Sales	$1,141,949	$1,077,520	$1,090,438	$1,075,506	$1,089,397
Cost of sales	905,574	861,433	887,212	873,261	906,284
Change in accounting estimate—Environmental liabilities(1)	—	—	—	—	17,442
Research and development	11,575	11,177	8,874	12,447	16,207
Selling	24,372	25,188	31,518	39,683	35,778
General and administrative	64,334	59,149	59,771	57,626	47,341

Income from operations	136,094	120,573	103,063	92,489	66,345
Interest expense, net	(32,700)	(33,343)	(23,516)	(24,531)	(34,386)

Income from continuing operations before income taxes	103,394	87,230	79,547	67,958	31,959
Income tax provision	35,473	22,778	11,932	—	—

Income from continuing operations	67,921	64,452	67,615	67,958	31,959
Income from discontinued operations, net of income taxes	—	—	—	—	4,819
Gain on disposal of discontinued operations, net of income taxes(2)	—	9,450	—	225	22,381

Income before extraordinary loss	67,921	73,902	67,615	68,183	59,159
Extraordinary loss on early extinguishments of debt, net of income taxes(3)	—	—	(16,802)	—	—

Net income	$67,921	$73,902	$50,813	$68,183	$59,159

Basic earnings (loss) per common share:
Continuing operations	$4.92	$4.32	$3.78	$3.48	$1.64
Discontinued operations(2)	—	0.63	—	0.01	1.39
Extraordinary loss(3)	—	—	(0.94)	—	—

Basic earnings per common share	$4.92	$4.95	$2.84	$3.49	$3.03

Diluted earnings (loss) per common share:
Continuing operations	$4.80	$4.24	$3.68	$3.39	$1.59
Discontinued operations(2)	—	0.62	—	0.01	1.35
Extraordinary loss(3)	—	—	(0.91)	—	—

Diluted earnings per common share	$4.80	$4.86	$2.77	$3.40	$2.94

Financial Position
Net current assets (liabilities)	$40,860	$(5,543)	$56,620	$95,628	$108,191
Net property, plant, and equipment	303,188	335,628	335,751	333,538	358,103
Total assets	879,504	905,984	894,318	908,309	973,140
Long-term debt	207,909	277,109	305,993	180,810	237,071
Total stockholders' equity	198,332	114,947	118,723	265,754	218,792
Other Data
Depreciation and amortization	$44,980	$47,822	$45,885	$47,517	$52,721
Capital expenditures	24,755	45,573	43,690	20,406	28,522
Gross margin as a percentage of sales	20.7%	20.1%	18.6%	18.8%	15.2%

(1)
Includes the impact of the fiscal 1997 adoption of Statement of Position 96-1 "Environmental Remediation Liabilities," which resulted in a $17.4 million charge to earnings, or $0.87 per share on a diluted basis.

(2)
In fiscal 2000, we received net proceeds from an insurance settlement relating to our former demilitarization operations, resulting in a gain on disposal of discontinued operations of $9.5 million (net of $0.1 million in taxes). See Note 14 to the financial statements.

(3)
In fiscal 1999, we refinanced our outstanding long-term notes with new bank credit facilities, resulting in an extraordinary loss of $16.8 million (net of $3.0 million tax benefit) due to the premium paid to retire the notes and the write-off of deferred financing costs. See Note 7 to the financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    We conduct our business primarily in three operating segments: Aerospace, Conventional Munitions, and Defense Systems. These operating segments are defined by our management based on product similarity and end-use functionality. The Aerospace operating segment designs, develops, and manufactures solid propulsion systems and composite structures for space launch vehicles and tactical strategic missiles, composite structures for satellites, military hardware and military and commercial aircraft and advanced warheads for tactical missiles. The Conventional Munitions operating segment designs, develops, and manufactures small, medium and large caliber ammunition, commercial gunpowder and munitions propellant. The Defense Systems operating segment designs, develops, and manufactures barrier systems, electronic warfare systems, electronic support equipment, missile warning systems, infantry weapons systems, electro-mechanical and electronic fuzes, smart weapons, sensors, demolition systems and batteries for military and aerospace applications.

    During fiscal 2001, we realigned our business by moving our missile products business from Defense to our Aerospace segment. Segment information included in this section has been reclassified to reflect this realignment for all periods presented.

    All of our operating segments derive the majority of their revenues from contracts with, and prime contractors to, the U.S. Government. The various U.S. Government customers exercise independent purchasing power, and sales to the U.S. Government generally are not regarded as constituting sales to one customer, but instead, each contracting entity is considered to be a separate customer. During fiscal 2001, approximately 76 percent of our sales were derived from contracts with the U.S. Government or U.S. Government prime contractors. Sales to U.S. Government prime contractors include sales to two contractors, Lockheed Martin Corporation and the Boeing Company, which each comprised greater than 10 percent of our total revenues. During fiscal 2001, sales to Lockheed Martin and Boeing represented approximately 16 percent and 15 percent, respectively, of our total revenue. While the majority of sales to these contractors are derived from rocket propulsion contracts in the Aerospace segment, the Defense Systems segment also derives a portion of its revenues from sales to these contractors. Transactions between operating segments are recorded at the segment level, consistent with our financial accounting policies. Intercompany balances and transactions are eliminated at the consolidated financial statements level.

    On April 20, 2001, we completed the acquisition of Alcoa Inc.'s Thiokol propulsion business for $685 million in cash. We will use the purchase method of accounting to account for the acquisition. Thiokol is a leading supplier of rocket propulsion systems for space and defense applications, ordnance and demilitarization. We believe the acquisition of Thiokol will enhance the market position of our aerospace business and provide numerous opportunities for synergies and complimentary product development.

    Sales—In the fiscal year ended March 31, 2001, sales were $1,141.9 million, an increase of $64.4 million, or 6.0 percent, from fiscal 2000 sales of $1,077.5 million.

    Aerospace sales in fiscal 2001 were $505.7 million, a decrease of $24.2 million, or 4.6 percent, from fiscal 2000 sales of $529.9 million. The decrease reflects lower space propulsion sales, down $52 million due primarily to reduced production requirements on the Titan and Delta programs, where we are under contract with Lockheed Martin and Boeing, respectively, to produce solid rocket motor boosters. Sales on the Titan program decreased approximately $29 million in fiscal 2001, to $113.6 million. Sales on the Delta programs decreased approximately $26 million in fiscal 2001, to $109.6 million. The Titan decrease was driven by the winding-down of the program, while the Delta decrease was reflective of lower contractual delivery requirements. These decreases were partially offset by increased composite structure sales of approximately $9 million on the Atlas V space launch vehicle due to ramping up to full production in fiscal

2001. In addition, missile product sales increased approximately $24 million primarily resulting from $16 million of inter-company sales on a tank ammunition program and accelerated production on other programs. Consistent with our financial accounting policy, these sales are recorded at the Aerospace segment level and eliminated at the consolidated financial statement level.

    Conventional Munitions sales in fiscal 2001 were $493.9 million, an increase of $147.4 million, or 42.5 percent, from fiscal 2000 sales of $346.5 million. The fiscal 2001 increase primarily reflects an increase of approximately $169 million in small and medium caliber ammunition sales. Sales of small caliber ammunition increased approximately $146 million in fiscal 2001. This increase was the result of winning a 10-year contract to produce small caliber ammunition at the Lake City Army Ammunition Plant in Independence, Missouri. This contract was awarded in late fiscal 2000, with annual sales expected to approximate $150 million per year. As of March 31, 2001, we have been awarded the first three years on the ten-year production contract. Sales of medium caliber ammunition increased approximately $23 million in fiscal 2001, to $75.0 million, as a result of the addition of a new contract and reduced fiscal 2000 sales due to relocation of production facilities. In addition, sales of propellant increased approximately $28 million in fiscal 2001, to $104.5 million, primarily due to increased production requirements and new contract awards during the current year. These increases were partially offset by lower training and tactical tank ammunition sales, down approximately $35 million, to $99.4 million in fiscal 2001. Tank ammunition training sales decreased due to lower production requirements, while tank ammunition tactical sales decreased due to the replacement of a current production program with a next-generation-round development program. Fiscal 2001 was also impacted by the sale of the Kilgore Flares business in February 2001. Fiscal 2001 flare sales approximated $27.2 million.

    Defense Systems sales were $180.6 million, a decrease of $40.4 million, or 18.3 percent, from fiscal 2000 sales of $221.0 million. The decrease primarily reflects lower anti-tank munition sales, down $26 million in the current year, to $35.9 million as a result of the Shielder and Volcano programs nearing completion in fiscal 2001. In addition, fiscal 2001 reflected reduced sales on the AAR-47 missile warning system program, down $13 million, due to timing of contractual deliveries, and lower sales of approximately $7 million on the Outrider™ Unmanned Aerial Vehicle development program as this program was completed in fiscal 2000. Partially offsetting these decreases was an increase in sales of approximately $9 million on the Objective Individual Combat Weapon development program, which was awarded in fiscal 2001.

    Total sales for fiscal year ended March 31, 2000, of $1,077.5 million represented a decrease of $12.9 million or 1.2 percent, from fiscal 1999 sales of $1,090.4 million.

    Aerospace sales in fiscal 2000 were $529.9 million, an increase of $60.8 million or 13.0 percent, from fiscal 1999 sales of $469.1 million. The increase reflected higher space propulsion sales, up $20 million due primarily to increased production requirements on the Delta IV and National Missile Defense interceptor programs, where we are under contract with Boeing to produce solid rocket motor boosters. Sales on the Delta programs increased $8 million in fiscal 2000, to $136 million. Sales on the National Missile Defense interceptor increased $12 million in fiscal 2000, to $16 million. Both increases were driven by increased delivery requirements in fiscal 2000 compared to fiscal 1999 under the contracts for these programs. In addition, Delta IV composite structure sales increased to $34 million, up $29 million from fiscal 1999. These increases were partially offset by lower sales on the Titan Propulsion program due to lower production requirements and by the completion of the X-33 composite structures development contract for the next-generation space shuttle, which has since been cancelled.

    Conventional Munitions sales in fiscal 2000 were $346.5 million, a decrease of $58.9 million or 14.5 percent, from fiscal 1999 sales of $405.4 million. The decrease partially reflected reduced tactical tank ammunition sales due to a decrease in the contractual production requirements on these programs and replacement of a current production program with a next-generation-round development program, which we were awarded in the second quarter of fiscal 2000. Sales on the tactical rounds decreased to $14 million from $37 million in fiscal 1999. In addition, fiscal 2000 medium caliber ammunition sales were down

$10 million as a result of a temporary slowdown in production while relocating our production facilities from Joliet, Illinois, to the Radford, Virginia location. Fiscal 2000 propellant sales were $11 million lower due to completion of a contract, and flare sales decreased $15 million due to a temporary delay in production as a result of re-engineering the facility workflow to enhance future productivity and safety. The flare plant returned to full production during the fourth quarter of fiscal 2000. Partially offsetting these decreases were increased sales on a warhead program that we were awarded in fiscal 2000, and revenues recognized in respect to pre-production activities related to our newly obtained 10-year contract to produce small caliber ammunition at our Lake City Army Ammunition Plant at which we began production on April 1, 2000.

    Defense Systems sales in fiscal 2000 were $221.0 million, a decrease of $2.7 million or 1.2 percent, from fiscal 1999 sales of $223.7 million. Fiscal 2000 sales were impacted by increased production requirements on the Shielder/Volcano anti-tank munition programs, which were $12 million higher in fiscal 2000, due to increased scheduled deliveries on these programs in fiscal 2000 compared to fiscal 1999. In addition, fiscal 2000 sales on the AAR-47 missile warning systems program were up $16 million due to the initial production requirements on a multi-year program. These increases were offset by the fiscal 1999 completion of the Outrider™ Unmanned Aerial Vehicle development program, for which fiscal 2000 sales of $6 million represented a $26 million decrease from fiscal 1999 sales.

    Gross Margin—Gross margin as a percent of sales was 20.7 percent, 20.1 percent and 18.6 percent in fiscal 2001, 2000, and 1999, respectively. Gross margin in fiscal 2001 was $236.4 million, an increase of $20.3 million compared to fiscal 2000 gross margin of $216.1 million. The current year increase is primarily due to higher margins on propellant programs, up approximately $17 million in fiscal 2001, due to increased sales. In addition, the current year was impacted by the absence of prior year costs incurred for consolidation expenses, and the addition of the Lake City small caliber ammunition sales, which added approximately $12 million to margin in fiscal 2001. The current year was also impacted by an increase in pension income of $6 million, to $12 million in fiscal 2001. Partially offsetting these improvements were reduced fiscal 2001 propulsion margins as a result of reduced sales due to lower contractual delivery requirements. Fiscal 2001 also included increased losses of approximately $8 million on various flare programs due to cost growth and technical issues incurred. In addition, the current year was impacted by cost growth on fuzing programs of approximately $10 million, compared to cost growth of approximately $8 million in fiscal 2000. These losses, which were due to technical difficulties, represent management's best estimate of the most likely loss exposure on these programs.

    Gross margin in fiscal 2000 of $216.1 million represented an increase of $12.9 million compared to fiscal 1999 gross margin of $203.2 million. Fiscal 2000 gross margin as a percent of sales was 20.1 percent compared to 18.6 percent in fiscal 1999. The fiscal 2000 increase was due primarily to higher margins on the Conventional Munitions tank ammunition program, the Defense Systems anti-tank munitions program, and the Aerospace composite programs. In addition, fiscal 2000 was impacted positively by reduced costs on ordnance reclamation projects, reduced pension costs, and resolution of cost reimbursement matters on completed fuzing contracts. Partially offsetting these improvements was cost growth of approximately $8 million on certain battery and fuzing programs due to technical issues, and reduced margins on flare sales due to the aforementioned delay.

    Research and Development—Research and development expenditures were $11.6 million, or 1.0 percent of sales in fiscal 2001, compared to $11.2 million or 1.0 percent of sales in fiscal 2000, and $8.9 million or 0.8 percent of sales in fiscal 1999. The increase in fiscal 2001 and 2000 compared to fiscal year 1999 is the result of slightly higher expenditures as our Aerospace segment placed an emphasis on increasing their competitive advantages in the composite structures area. Fiscal 2001 and 2000 also included higher costs on the developmental next-generation tactical tank ammunition round at our Conventional Munitions segment and warhead programs at our Aerospace segment. We also spent $204.9 million on customer-funded research and development contracts in fiscal 2001, an increase of $2.9 million when compared with expenditures of $202.0 million in fiscal 2000. Such expenditures were $207.1 million in fiscal 1999.

Customer-funded research and development contracts primarily represent contracts with the U.S. Government or prime contractors thereto.

    Selling—Selling expenses totaled $24.4 million or 2.1 percent of sales in fiscal 2001, $25.2 million or 2.3 percent of sales in fiscal 2000, and $31.5 million or 2.9 percent of sales in fiscal 1999. Fiscal 1999 costs of $31.5 million were unusually high, due to higher bid and proposal costs at the Aerospace segment that were incurred in our pursuit of a next-generation tactical round program and our pursuit of the Lake City Army Ammunition Plant small caliber ammunition program.

    General and Administrative—General and administration costs totaled $64.3 million or 5.6 percent of sales in fiscal 2001, compared to $59.1 million or 5.5 percent of sales in fiscal 2000. The fiscal 2001 increase is primarily due to the added costs associated with the addition of the previously mentioned Lake City Army Ammunition Plant. In addition, fiscal 2000 was impacted by a $4.4 million gain on sale of an excess building, offset by a non-recurring expense of $3.9 million to revalue certain long-term assets (primarily fixed assets) to their estimated net realizable value as we elected to pursue disposal of assets no longer deemed critical to our business. General and administrative costs were $59.8 million in 1999 or 5.5 percent of sales. Fiscal 1999 had slightly higher legal costs, facility closure costs and minor staffing reduction costs in comparison to Fiscal 2000.

    Interest Expense—Interest expense was $33.7 million in fiscal 2001, a decrease of $0.3 million, when compared to $34.0 million in fiscal 2000. Fiscal 2001 was impacted primarily by higher average outstanding balances. Fiscal 2000 interest expense increased $9.3 million, compared to $24.7 million in fiscal 1999, driven by higher average outstanding borrowings, which was primarily the result of $82.6 million in stock repurchases of our stock during fiscal 2000.

    During fiscal 2001, we restructured our swap portfolio and as a result, as of March 31, 2001, we have interest rate swaps with a total notional amount of $260 million. This consists of an amortizing swap with a notional amount of $160 million, expiring in November 2005, with an effective interest rate of 6.50 percent. The remaining swap has a $100 million notional amount, a swap rate of 6.06 percent, and is effective until November 2008. The fair market value of our interest rate swaps is $(8.1) million at March 31, 2001.

    Interest Income—Interest income was $1.0 million in fiscal 2001, compared to $0.7 million in fiscal 2000 and $1.2 million in fiscal 1999.

    Income from Continuing Operations Before Income Taxes—Our income from continuing operations before taxes, referred to as earnings before taxes, or EBT, for fiscal 2001 was $103.4 million, an increase of $16.2 million or 18.6 percent, compared to $87.2 million for fiscal 2000. The fiscal 2001 improvement reflects higher sales.

    As previously described, our three operating segments are Aerospace, Conventional Munitions, and Defense Systems. In addition, certain administrative functions are primarily managed by the Company at the corporate headquarters level ("Corporate"). Some examples of such functions are human resources, pension and post-retirement benefits, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and post-retirement benefits, environmental liabilities, and income taxes. A capital-employed charge (interest expense) is allocated to each operating segment based on net assets employed, which approximates our overall borrowing rate. The capital employed charge approximated 9 percent for fiscal 2001, compared to 8 percent for fiscal 2000. Pension and post-retirement benefit expenses are allocated to each operating segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each operating segment based on the origin of the underlying environmental cost.

    Earnings before taxes in the Aerospace segment were $46.5 million in fiscal 2001, a decrease of $6.0 million compared to fiscal 2000 EBT of $52.5 million. The fiscal 2001 decrease is driven by higher interest expense in fiscal 2001, and reduced EBT on the Delta propulsion programs due to lower contractual production requirements.

    Earnings before taxes in the Conventional Munitions segment were $37.6 million in fiscal 2001, an increase of $19.6 million, or 108.9 percent, compared to $18.0 million in fiscal 2000. Fiscal 2001 results reflect higher margins of approximately $17 million on propellant programs, due to increased sales and efficiencies, $12 million from small caliber ammunition and reduced fiscal 2001 expenses due to the absence of consolidation expenses incurred in fiscal 2000. These increases were partially offset by approximately $8 million in increased losses incurred on various flare programs due to technical difficulties incurred in fiscal 2001. During fiscal 2001, we sold our Kilgore flare production business for $23 million, of which $17.8 million was received in cash and $5.2 million was received in stock of the acquiring company. This sale resulted in no significant gain or loss.

    Earnings before taxes in the Defense Systems segment were $7.1 million in fiscal 2001, an increase of $6.8 million compared to fiscal 2000 EBT of $0.3 million. The fiscal 2001 increase is due to a current year gain of approximately $2 million associated with the sale of a program. Fiscal 2001 also increased due to the absence of a prior year non-recurring expense of $3.9 million to revalue certain long-term assets (primarily fixed assets) to the estimated net realizable value, as we disposed of assets no longer deemed critical to our business.

    Earnings before taxes in Corporate were $12.1 million for fiscal 2001, compared to $16.5 million in fiscal 2000. EBT results at Corporate are primarily reflective of a capital employed charge to our operating segments. Net capital employed at Corporate is historically a negative number (i.e., a net liability) due primarily to the fact that certain significant liabilities are accounted for at Corporate, including accrued post-retirement benefits, taxes, and environmental liabilities. Fiscal 2000 also includes a $4.4 million one-time gain on sale of an excess building.

    Earnings before taxes for fiscal 2000 were $87.2 million, an increase of $7.7 million or 9.7 percent over $79.5 million for fiscal 1999. The fiscal 2000 improvement primarily reflected increased margins, lower operating expenses, and lower pension expenses, offset by higher interest expenses.

    Earnings before taxes in the Aerospace segment were $52.5 million in fiscal 2000, an increase of $7.3 million compared to fiscal 1999 EBT of $45.2 million. The fiscal 2000 increase is primarily driven by higher fiscal 2000 margins on the Delta IV composite structures program, and increased sales on the Delta IV propulsion program.

    Earnings before taxes in the Conventional Munitions segment were $18.0 million in fiscal 2000, compared to $16.7 million in fiscal 1999. Fiscal 2000 EBT results reflected reduced losses of approximately $5.0 million compared to fiscal 1999 on ordnance reclamation contracts, and lower fiscal 2000 costs of approximately $3.0 million incurred primarily from lower facility closure costs and staffing reduction costs. These costs, which were expensed as incurred, primarily related to our consolidation efforts, including the consolidation of the Minneapolis production facilities, as well as the move of Joliet, Illinois operation to Radford, Virginia. The improvement in fiscal 2000 EBT was partially offset by approximately $3.0 million related to the production delay at our flare production facility.

    Earnings before taxes in the Defense Systems segment were $0.3 million in fiscal 2000, a decrease of $2.3 million compared to fiscal 1999 EBT of $2.6 million. Fiscal 2000 results were impacted positively by approximately $3.0 million arising out of the resolution of cost reimbursement matters on now completed fuzing contracts. In addition, fiscal 2000 benefited from increased volumes on the higher margin anti-tank munition programs. These increases were offset by fiscal 2000 cost growth of approximately $8.0 million on certain battery and fuzing programs. These losses, which were due to technical difficulties associated with the start-up of production on these programs, represent our best estimate of the most likely loss exposure on these programs. In addition, fiscal 2000 included a non-recurring expense of $3.9 million to revalue certain long-term assets, primarily fixed assets to their estimated net realizable value, as we disposed of assets no longer deemed critical to our business.

    Earnings before taxes in Corporate were $16.5 million for fiscal 2000, compared to $15.1 million in fiscal 1999. EBT results at Corporate are primarily reflective of our 8.0% charge to our operating segments for capital employed. Net capital employed at Corporate is historically a negative number (i.e., a net liability) due primarily to the fact that certain significant liabilities are accounted for at Corporate, including accrued post-retirement benefits, taxes, and environmental liabilities rather than at the segment level as described above. Fiscal 2000 Corporate earnings also include a $4.4 million one-time gain on the sale of an excess building.

    Income Taxes—Taxes on income from continuing operations in fiscal 2001 reflect a 34.3 percent tax rate. Taxes on income from continuing operations in fiscal 2000 and 1999 reflect a 26.1 percent and 15.0 percent tax rate, respectively. These rates vary from statutory tax rates principally due to tax effects associated with the Companies' business strategies, resolution of tax matters, and utilization of available tax loss and research credit carryforwards.

Discontinued Operations

    Demilitarization Operations—During fiscal 1994, we entered into two joint ventures in Belarus and Ukraine, for the purpose of establishing demilitarization operations in those countries. In March 1996, after evaluating our strategic plans for the future, we elected to discontinue our ownership of these foreign demilitarization businesses. Accordingly, we began actions to transfer ownership of the joint ventures to the host country governments, or their agents, and in the fourth quarter of fiscal 1996, we estimated and recorded a $6.2 million loss on disposal of discontinued operations (net of tax benefit of $4.2 million).

    During fiscal 1997, we stopped production efforts, and completed our withdrawal from the Belarus operation. In the fourth quarter of fiscal 1997, we reached agreement with the Ukrainian Government to transfer our interests in the operation to the Ukrainian Government after payment of a $19.8 million non-interest bearing long-term note receivable. In March 1998, as a result of our continued consideration and evaluation of the status of the underlying operations, as well as newly imposed export restrictions in the Ukraine and the increasing political instability in the region, we wrote off approximately $9.9 million, representing the remaining recorded value of our investment in that operation. During fiscal 1999, we continued to work with the Ukrainian Government to complete our exit from this business. However, given the political instability in the region and the lack of economic reforms, we believed that we would be unable to pursue an exit by sale of our interest in this operation. Consequently, in fiscal 1999, we began the process of removing and salvaging assets. During this process, we were prevented from physically recovering all of our assets. We attempted unsuccessfully to rectify the situation through discussions with the Ukrainian Government. In September 1999, it was determined that our interests would be covered as an insured loss under our political risk insurance policy. Accordingly, in fiscal 2000, we received net proceeds on an insurance claim in the amount of $9.5 million (net of taxes of $0.1 million). We recorded this as a gain on disposal of discontinued operations during fiscal 2000.

    Extraordinary Loss—In connection with the early extinguishment in September 1998 of our Senior Subordinated Notes and the refinancing of our bank borrowings in November 1998, we incurred extraordinary charges for the early extinguishment of debt totaling $16.8 million. The extraordinary charge included charges associated with our September 16, 1998, completion of the tender offer and consent solicitation relating to our then outstanding $150 million 11.75 percent Senior Subordinated Notes which were due March 1, 2003 (the "Notes"). Under the tender offer (the "Offer"), we accepted all validly tendered Notes for payment under the Offer, and accordingly paid approximately $153 million to purchase the Notes from noteholders holding approximately $140 million principal amount of the Notes. In February 1999, we completed the early extinguishment of debt by calling the remaining Notes, par value of $10.0 million, for $10.6 million. In conjunction with the early extinguishment of the Notes, we also refinanced our bank borrowings under new bank credit facilities on November 23, 1998. See "Liquidity, Capital Resources and Financial Condition" (below) for further discussion of these bank credit facilities. In connection with these early extinguishments of debt, we recorded a $19.8 million extraordinary charge ($16.8 million, after the tax benefit of $3.0 million), which is comprised of the $13.6 million cash premium paid to acquire the Notes, as well as the write-off of approximately $6.2 million, which represented the unamortized portion of the debt issuance costs associated with the original borrowings.

    Net Income—Net income reported for fiscal 2001 was $67.9 million, compared to net income of $73.9 million for fiscal 2000. The current year results reflect higher sales, offset by higher income tax expense, and the absence of a prior year $9.5 million gain on disposal of discontinued operations. Net income reported for fiscal 2000 was $73.9 million, a increase of $23.1 million, compared to net income of $50.8 million for fiscal 1999. The increase was primarily driven by higher gross margins, a $9.5 million gain on disposal of discontinued operations, and the absence of a prior year charge of $16.8 million due to early extinguishments of debt. These increases were partially offset by higher fiscal 2000 interest and income tax expense.

Liquidity, Capital Resources, and Financial Condition

    Cash provided by operations during fiscal 2001 totaled $74.6 million, a decrease of $35.7 million, compared with $110.3 million for fiscal 2000. Net income in fiscal 2001 was $67.9 million, compared to $73.9 million in fiscal 2000. Fiscal 2001 cash provided by operations was impacted by increased cash paid in fiscal 2001 for income taxes, payroll taxes, and insurance premiums. Cash paid for income taxes increased $12 million, reflecting the absence of prior year net operating loss carry forwards. Cash paid for payroll taxes and insurance premiums increased approximately $11 million, due to timing of payments. In addition, fiscal 2001 was impacted by the absence of a $9.5 million prior year receipt of cash for an insurance settlement.

    Cash provided by operations during fiscal 2000 totaled $110.3 million, compared with $75.7 million for fiscal 1999, which excludes a $16.8 million extraordinary loss on early extinguishment of debt. Fiscal 2000 cash provided by operations reflected increased net income, a reduction of approximately $16 million in net operating loss carryforwards, and the absence of fiscal 1999 legal costs incurred on "qui tam" litigation settlements. As a result of the Accudyne "qui tam" litigation settlement in fiscal 1995, we spent approximately $4.5 million in fiscal 1999. The final payment was paid during fiscal 1999.

    As a result of operating losses incurred in prior years, primarily resulting from restructuring charges, as well as one-time charges incurred in fiscal 1995, we had tax loss carryforwards remaining of approximately $40.0 million at March 31, 1999, which were utilized to reduce tax payments during fiscal 2000. Realization of our deferred tax assets is dependent upon future reversals of existing taxable temporary differences. Although realization is not assured, we believe that it is more likely than not that such recorded benefits will be realized through the reduction of future taxable income. However, we may be subject to the provisions of the Alternative Minimum Tax (AMT), in which case tax payments could be required. To the extent that AMT is required to be paid currently, the resulting deferred tax asset can be carried forward indefinitely, and can be recovered through reductions in tax payments on future taxable income. During fiscal 2001, we made tax payments of approximately $19.3 million.

    Cash provided from investing activities was $1.4 million in fiscal 2001, compared to cash used for investing activities of $45.5 million in fiscal 2000. Impacting fiscal 2001 were $17.8 million in proceeds received from the sale of our flare production facility and $9.7 million of cash proceeds received from the sale of two excess buildings. Capital expenditures were $24.8 million in fiscal 2001, compared to $45.6 million in fiscal 2000. This decrease primarily reflects the completion of facilitization and consolidation projects in fiscal 2001 at our Mississippi composites facility, our missile products facility in West Virginia, and our propellant and medium caliber ammunition load assemble and pack facility in Radford, Virginia. Cash used for investing activities for fiscal 2000 was $45.5 million, a $1.8 million increase in cash used, compared to cash used for investing activities of $43.7 million in fiscal 1999. Both fiscal 2000 and fiscal 1999 included increased capital expenditures due to move and facilitization costs. In December 1997, we completed the acquisition of certain assets from a division of Motorola, Inc., including patent and technology rights related to military fuze production, for approximately $8.5 million. During fiscal 2001, we made additional purchase price payments totaling $1.4 million, compared to $1.6 million in fiscal 2000. As of March 31, 2001, all consideration has been paid.

    On November 23, 1998, we entered into bank credit facilities totaling $650 million (the "1998 Facilities"). The 1998 Facilities, which refinanced our previously existing bank credit facility, have a six-year term and consist of term-debt credit facilities totaling up to $400 million, and a revolving credit facility of $250 million. Interest charges under the 1998 Facilities are primarily at the London Inter-Bank Offering Rate (LIBOR), plus 1.50 percent as of March 31, 2001, (which totaled 6.4 percent at March 31, 2001), and will be subject to change in the future, as changes occur in market conditions and in our financial performance. Borrowings under the 1998 Facilities are subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and certain restricted payments, including all dividends and stock repurchases). Fees associated with the fiscal 1999 refinancing were approximately $9 million. These costs are classified in "Other Assets and Deferred Charges" and are being amortized to interest expense, over the six-year term of the facilities.

    At March 31, 2001, we had no borrowings against our $250.0 million bank revolving credit facility. As of March 31, 2001, we had outstanding letters of credit of $54.7 million, which reduced amounts available on the revolving facility to $195.3 million at March 31, 2001. Scheduled minimum loan repayments on our outstanding long-term debt is $69.2 million per year in fiscal years 2002 through 2005.

    Total debt (current portion of debt and long-term debt) as a percentage of total capitalization decreased to 58.3 percent on March 31, 2001, from 76.9 percent on March 31, 2000. This decrease is a result of lower total debt, down $104.7 million, reflecting additional long-term debt payments and the absence of borrowings on our revolving credit facility at March 31, 2001. During the year ended March 31, 2001, we repurchased a total of 61 thousand shares, at a cost of $3.7 million, compared to 1.95 million shares, at a cost of $82.6 million in fiscal 2000. These repurchases were primarily made under terms of the Board authorized share repurchases program as described below.

    On December 15, 1998, we completed the repurchase of 2.6 million shares of our common stock at a price of $51.33 per share, or approximately $130 million in total. The repurchase occurred via the terms and conditions of a modified "Dutch auction" tender offer, and was financed under our 1998 Facilities.

    In connection with the completion of the Dutch auction, our Board of Directors authorized us to repurchase up to an additional 1.65 million shares of our common stock, which was completed in fiscal 2000. On October 26, 1999, our Board of Director's authorized additional share repurchases (over and above the 1.65 million shares previously authorized) of up to 1.5 million shares of our common stock. As of March 31, 2001, repurchases of approximately 1.76 million shares have been made under these programs, aggregating approximately $73.8 million. Any repurchases made under this plan would be subject to market conditions and our compliance with our debt covenants. As of March 31, 2001, our debt covenants permit us to make restricted payments (as defined in our debt covenants) of up to $50 million, which would allow for payment of future stock repurchases.

    On October 24, 1997, we entered into an agreement with Hercules Incorporated, providing for the disposition of the 5.79 million shares of our common stock then held by Hercules. The shares represented the stock issued by us in connection with the March 15, 1995, acquisition of the Hercules Aerospace Company operations from Hercules.

    Under the agreement with Hercules, during the quarter ended December 28, 1997, we registered for public offering approximately 4.17 million of the shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering, nor did we receive any proceeds from the offering. The remaining 1.65 million shares then held by Hercules became subject to a put/call arrangement by which Hercules could have required us to purchase the shares, and we could have likewise required Hercules to sell the shares to us during 1998. The price for shares purchased under the put/call arrangement was equal to the per share net proceeds realized by Hercules in the secondary public offering, $36.88. During February 1998, we did repurchase 406,500 shares, for approximately $15 million. During fiscal 1999, we repurchased the remaining 1,219,500 shares, for approximately $45 million.

    Based on our financial condition at March 31, 2001, we believe internal cash flows, combined with the availability of funding, if needed, under our bank revolving credit facilities, will be adequate to fund our future growth as well as to service our long-term debt obligations.

    In connection with the acquisition of Thiokol, we entered into bank credit facilities totaling $1,050 million (the "New Facilities"). The New Facilities, which refinanced our previously existing 1998 Facilities, have a six-year revolving credit facility of $250 million, a $300 million six-year Tranche A term loan, and a $500 million eight-year Tranche B term loan. Interest charges under the $250 million revolving credit facility and the $300 million Tranche A term loan are at the London Inter-Bank Offering Rate (LIBOR), plus 2.75 percent. Interest charges under the $500 million Tranche B term loan are at LIBOR plus 3.00 percent. All interest charges are subject to change as changes occur in market conditions and in our financial performance. Borrowings under the New Facilities are subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and limitations on certain restricted payments, including dividends and stock repurchases). In addition, we also obtained bridge financing of $125 million, 12.51 percent senior subordinated debt. Fees associated with this refinancing were approximately $30 million and will be amortized to interest expense over the term of the New Facilities. The proceeds from the New Facilities were used to repay $277 million of our existing debt.

    On May 9, 2001, we issued $400 million, 8.50 percent Senior Subordinated Notes due 2011, subject to certain restrictions and covenants. The proceeds were used to repay the $125 million, 12.51 percent senior subordinated debt, $195.7 million of the Tranche A credit facility and approximately $65 million of initial revolver borrowings.

    As a result of these two financing activities, approximately $10 million (net of $7 million in taxes) of debt issuance costs, $4 million relating to existing debt and $6 million relating to new debt, will be written-off and recorded as an extraordinary loss from early retirement of debt in the first quarter of fiscal 2002.

Contingencies—Environmental Matters

    We are subject to various local and national laws relating to protection of the environment. A number of our operating facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At March 31, 2001, the accrued liability for environmental remediation of $28.6 million represents our best estimate of the present value of the probable and reasonably estimable costs related to our known remediation obligations. It is expected that a portion of our environmental costs will be reimbursed to us. As collection of those reimbursements is estimated to be probable, we have recorded a receivable of $11.0 million, representing the present value of those reimbursements at March 31, 2001. This receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in March 1995, whereby we generally assumed responsibility for environmental compliance at these facilities. It is expected that much of the compliance and remediation costs associated with the acquired Aerospace facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to our having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods which is either March 2000 or March 2005, depending on site ownership. We have performed environmental condition evaluations and notified Hercules of our findings for sites subject to the March 15, 2000 deadline and are planning to prepare a similar evaluation prior to the March 15, 2005 deadline. The accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent. The following is a summary of the amounts recorded for environmental remediation at March 31, 2001:

	Accrued Environmental Liability	Environmental Costs- Reimbursement Receivable
Amounts (Payable)/Receivable	$(36,620)	$14,098
Unamortized Discount	7,974	(3,089)

Present Value of Amounts (Payable)/Receivable	$(28,646)	$11,009

    At March 31, 2001, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected reimbursements, are estimated to be $4.0, $3.2, $1.4, $1.0, and $0.9 million for the fiscal years ending March 31, 2002, 2003, 2004, 2005, and 2006, respectively; estimated amounts payable thereafter total $12.0 million. Amounts payable/receivable in periods beyond fiscal 2002 have been classified as non-current on the March 31, 2001 balance sheet. At March 31, 2001, the estimated discounted range of reasonably possible costs of environmental remediation is between $28.6 and $47.0 million. We do not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results. There were no material insurance recoveries related to environmental remediations during fiscal 2001, 2000, or 1999.

    In future periods, new laws or regulations, advances in technologies, outcomes of negotiations/litigations with regulatory authorities and other parties, additional information about the ultimate remedy selected at new and existing sites, our share of the cost of such remedies, changes in the extent and type of site utilization, the number of parties found liable at each site and their ability to pay are all factors that could significantly change our estimates. It is reasonably possible that our current estimates of liabilities for the above contingencies could change in the near term, as more definitive information becomes available.

Contingencies—Litigation

    We are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We have substantial U.S. Government contracts and are subject to defective pricing claims and cost accounting standards non-compliance claims by the U.S. Government. The prices in our U.S. Government contracts and subcontracts are subject to price adjustment. We believe that resolution of these claims and legal proceedings will not materially affect our financial condition or results of operations.

New Accounting Rules

    Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), is effective for our fiscal year 2002 which began April 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

    All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive incomes (OCI) and will be recognized in the consolidated statements of income when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value will be recognized in earnings. On April 1, 2001, we adopted SFAS 133 and recorded a transition adjustment that decreased OCI by $8.2 million and will be reported as a cumulative effect of accounting change in comprehensive income. The transition adjustment relates to our hedging activities through March 31, 2001. Our hedging activities which resulted in the $8.2 million adjustment to OCI are interest rate swaps with fair value of

$8.1 million and certain commodity and foreign currency contracts with a fair value of $0.1 million, all of which have been designated as cash flow hedges. Prior to the application of SFAS 133, financial instruments designated as cash-flow hedges were not recorded in the financial statements, but cash flows from such contracts were recorded as adjustments to earnings as the hedged items affected earnings.

Inflation

    In our opinion, inflation has not had a significant impact upon the results of our operations. The selling prices under contracts, the majority of which are long term, generally include estimated cost to be incurred in future periods. These cost projections can generally be negotiated into new buys under fixed-price government contracts, while actual cost increases are recoverable on cost-type contracts.

Risk Factors

    Certain of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Also included are statements relating to the realization of net deferred tax benefits, the repurchase of our common stock, the funding of future growth, long-term debt repayment, environmental remediation costs and reimbursement prospects, and in general, the financial and operating impact of the resolution of environmental and litigation contingencies. Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Some of these risks and uncertainties are set forth in connection with the applicable statements. Additional risks and uncertainties include, but are not limited to, changes in government spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, customer product acceptance, our success in program pursuits, program performance, continued access to technical and capital resources, and supply and availability of raw materials and components. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of our near-term results, based on current information available pertaining to us, including the aforementioned risk factors. Actual results could differ materially.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, we have entered into various hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We use derivatives to hedge certain interest rate, commodity price, and foreign currency risks. We do not use derivative financial instruments for trading or other speculative purposes, and we are not a party to leveraged financial instruments. Additional information regarding our financial instruments is contained in Note 7 to the financial statements. Our objective in managing our exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower our overall borrowing costs.

    We measure our market risk related to our holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10 percent change (increase and decrease) in interest rates. We used current market rates on our debt and derivative portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis.

    Our primary interest rate exposures relate to our variable rate debt and interest rate swaps. The potential loss in fair values is based on an assumed immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10 percent change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to the change in rates. Based on our analysis a 10 percent change in interest rates does not have a material impact on the fair values, cash flows or our earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Alliant Techsystems Inc.:

    We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the years ended March 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Alliant Techsystems Inc. and its subsidiaries at March 31, 2001 and 2000, and the consolidated results of its operations, its cash flows, and its stockholders' equity for each of the years ended March 31, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
May 9, 2001

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
Amounts in thousands except per share data
	2001	2000	1999
Sales	$1,141,949	$1,077,520	$1,090,438
Cost of sales	905,574	861,433	887,212

Gross margin	236,375	216,087	203,226
Operating activities:
Research and development	11,575	11,177	8,874
Selling	24,372	25,188	31,518
General and administrative	64,334	59,149	59,771

Total operating activities	100,281	95,514	100,163

Income from continuing operations before interest and income taxes	136,094	120,573	103,063

Interest expense	(33,738)	(33,999)	(24,731)
Interest income	1,038	656	1,215

Income from continuing operations before income taxes	103,394	87,230	79,547
Income tax provision	35,473	22,778	11,932

Income from continuing operations	67,921	64,452	67,615
Gain on disposal of discontinued operations, net of income taxes	—	9,450	—

Income before extraordinary loss	67,921	73,902	67,615
Extraordinary loss on early extinguishment of debt, net of income taxes	—	—	(16,802)

Net income	$67,921	$73,902	$50,813

Basic earnings (loss) per common share:
Continuing operations	$4.92	$4.32	$3.78
Discontinued operations	—	0.63	—
Extraordinary loss	—	—	(0.94)

Net income	$4.92	$4.95	$2.84

Diluted earnings (loss) per common share:
Continuing operations	$4.80	$4.24	$3.68
Discontinued operations	—	0.62	—
Extraordinary loss	—	—	(0.91)

Net income	$4.80	$4.86	$2.77

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	Years Ended March 31
Amounts in thousands except share data
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$27,163	$45,765
Receivables	214,724	244,881
Net inventory	54,136	53,629
Deferred income tax asset	16,478	5,480
Other current assets	20,322	1,295

Total current assets	332,823	351,050

Net property, plant, and equipment	303,188	335,628
Goodwill	117,737	124,718
Prepaid and intangible pension assets	106,048	80,877
Deferred charges and other non-current assets	19,708	13,711

Total assets	$879,504	$905,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$69,200	$55,650
Line of credit borrowings	—	49,000
Accounts payable	71,758	77,982
Contract advances and allowances	34,494	71,682
Accrued compensation	38,487	32,969
Accrued income taxes	11,873	7,430
Other accrued liabilities	66,151	61,880

Total current liabilities	291,963	356,593

Long-term debt	207,909	277,109
Post-retirement and post-employment benefits liability	108,203	118,137
Other long-term liabilities	73,097	39,198

Total liabilities	681,172	791,037

Contingencies
Common Stock—$.01 par value:
Authorized—20,000,000 shares
Issued and outstanding 14,070,569 shares at March 31, 2001 and 9,073,752 at March 31, 2000	185	139
Additional paid-in-capital	231,598	236,416
Retained earnings	265,180	197,259
Unearned compensation	(3,854)	(2,520)
Other comprehensive income	(6,140)	(3,768)
Common stock in treasury, at cost (4,426,202 shares held at March 31, 2001 and 4,789,861 at March 31, 2000)	(288,637)	(312,579)

Total stockholders' equity	198,332	114,947

Total liabilities and stockholders' equity	$879,504	$905,984

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
Amounts in thousands
	2001	2000	1999
Operating Activities
Net income	$67,921	$73,902	$50,813
Adjustments to net income to arrive at cash provided by operations:
Depreciation	36,533	39,389	38,460
Amortization of intangible assets and unearned compensation	8,447	8,433	7,425
Deferred income tax	11,714	21,395	2,708
Extraordinary loss on early extinguishment of debt, net of taxes	—	—	16,802
(Gain)/loss on disposal of property	(251)	(1,890)	372
Changes in assets and liabilities:
Receivables	30,157	(11,382)	(23,584)
Inventory	(507)	(9,599)	5,042
Accounts payable	(6,224)	(16,009)	13,920
Contract advances and allowances	(37,188)	22,226	(14,862)
Accrued compensation	5,518	536	158
Accrued income taxes	4,443	(5,645)	5,283
Accrued restructuring and facility consolidation	—	—	(2,637)
Accrued environmental liability	(2,191)	(1,516)	(919)
Pension and post-retirement benefits	(29,396)	(13,855)	(22,691)
Other assets and liabilities	(14,356)	4,351	(578)

Cash provided by operations	74,620	110,336	75,712

Investing Activities
Capital expenditures	(24,755)	(45,573)	(43,690)
Acquisition of business	(1,400)	(1,600)	(1,100)
Proceeds from sale of operations	17,800	—	—
Proceeds from the disposition of property, plant, and equipment	9,709	1,631	1,041

Cash provided by (used) for investing activities	1,354	(45,542)	(43,749)

Financing Activities
Net borrowings (payments) on line of credit	(49,000)	49,000	—
Payments made on bank debt	(55,650)	(38,734)	(48,648)
Payments made to extinguish high yield debt	—	—	(163,590)
Proceeds from issuance of long-term debt	—	29,000	342,493
Payments made for debt issue costs	—	—	(9,110)
Net purchase of treasury shares	(2,002)	(81,276)	(209,290)
Proceeds from exercised stock options	12,076	1,903	8,300

Cash used for financing activities	(94,576)	(40,107)	(79,845)

(Decrease) increase in cash and cash equivalents	(18,602)	24,687	(47,882)
Cash and cash equivalents at beginning of period	45,765	21,078	68,960

Cash and cash equivalents at end of period	$27,163	$45,765	$21,078

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

		Common Stock $.01 Par
							Accumulated Other Comprehensive Income(1)
(Amounts in thousands except share data)	Redeemable Common Shares			Additional Paid-In Capital	Retained Earnings	Unearned Compensation		Treasury Stock	Total Stockholders' Equity
		Shares	Amount
Balance, March 31, 1998	44,979	12,855,511	$139	$201,720	$72,544	$(1,251)	$(4,743)	$(47,634)	$265,754
Comprehensive income:
Net income					50,813				50,813
Other comprehensive income:
Adjustments, net (see Note 1)							1,803		1,803

Comprehensive income									52,616

Treasury shares purchased	(44,979)	(2,934,887)		43,015				(210,308)	(212,272)
Exercise of stock options		268,328		(7,458)				15,758	8,300
Restricted stock grants		48,675		704		(3,479)		2,775
Amortization of restricted stock						1,343			1,343
Other net issuances		46,903		532		98		2,352	2,982

Balance, March 31, 1999	—	10,284,530	139	238,513	123,357	(3,289)	(2,940)	(237,057)	118,723
Comprehensive income:
Net income					73,902				73,902
Other comprehensive income:
Adjustments, net (see Note 1)							(828)		(828)

Comprehensive income									73,074

Treasury shares purchased		(1,319,600)						(82,624)	(82,624)
Exercise of stock options		64,128		(2,350)				4,253	1,903
Restricted stock grants		19,500		249		(1,544)		1,295
Amortization of restricted stock						2,164			2,164
Other net issuances		25,194		4		149		1,554	1,707

Balance, March 31, 2000	—	9,073,752	139	236,416	197,259	(2,520)	(3,768)	(312,579)	114,947
Comprehensive income:
Net income					67,921				67,921
Other comprehensive income:
Adjustments, net (see Note 1)							(2,372)		(2,372)

Comprehensive income									65,549

Treasury shares purchased		(61,100)						(4,652)	(4,652)
Exercise of stock options		341,020		(9,220)				21,296	12,076
Restricted stock grants		63,471		219		(4,357)		4,138	—
Stock split		4,618,822	46	(46)
Amortization of restricted stock				(55)		3,000		—	2,945
Other net issuances		34,604		4,284		23		3,160	7,467

Balance, March 31, 2001	—	14,070,569	$185	$231,598	$265,180	$(3,854)	$(6,140)	$(288,637)	$198,332

See Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Basis of Presentation and Significant Accounting Policies

    Basis of Presentation—The consolidated financial statements of the Company include all wholly-owned affiliates. Intercompany balances and transactions between entities included in these financial statements have been eliminated.

    Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

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

    The cost of each environmental liability is estimated by engineering, financial, and legal specialists within the Company based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. The Company's estimates for environmental obligations are dependent on, and affected by, changes in environmental laws and regulations, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, future technological developments, and the timing of expenditures; accordingly, such estimates could change materially as the Company periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

    Cash Equivalents—Cash equivalents are all highly liquid temporary cash investments purchased with original maturities of three months or less.

    Marketable Securities—Investments in marketable equity securities are classified as available for sale securities. The fair market value of such investments at March 31, 2001 approximates cost and recorded at fair value with unrealized gains and losses recorded in Other Comprehensive Income.

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

    Stock-Based Compensation—As allowed under SFAS No. 123 "Accounting for Stock-Based Compensation", the Company has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans and adopt the "disclosure only" provisions of SFAS No. 123.

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

    Earnings Per Share Data—All share and earnings per share data for all periods have been calculated to reflect a 3-for-2 stock split which became effective November 10, 2000. Basic EPS is computed based upon the weighted average number of common shares outstanding for each period presented. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options and outstanding redeemable common stock (see Note 12) during each period presented, which, if exercised, would have a dilutive effect on earnings per share for fiscal 2001, 2000, and 1999. In computing EPS from continuing operations for the years ended March 31, 2001, 2000, and 1999, income from continuing operations, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2001	2000	1999
Basic EPS:
Average shares outstanding	13,815	14,918	17,886

Diluted EPS:
Average shares outstanding	13,815	14,918	17,886
Dilutive effect of options and redeemable common shares	340	280	483

Diluted EPS shares outstanding	14,155	15,198	18,369

    There were also 195,650, 522,000 and 337,500 stock options outstanding that were not included in the computation of diluted EPS for the years ended March 31, 2001, 2000 and 1999, respectively, due to the option price being greater than the average market price of the common shares.

    Comprehensive Income—Comprehensive income is a measure of all changes in shareholders' equity except those resulting from investments by and distributions to owners, and includes minimum pension liability adjustment, and changes in the fair value of available for sale marketable securities. The components of comprehensive income for each of the three years ending March 31 is as follows (in thousands):

	Years Ended March 31
	2001	2000	1999
Minimum pension liability	$(1,670)	$(828)	$1,803
Available for sale securities	(702)	—	—

Total	$(2,372)	$(828)	$1,803

    Reclassifications—Certain reclassifications have been made to the fiscal 2000 and 1999 financial statements to conform to the fiscal 2001 classification. The reclassifications had no impact on income from continuing operations before income taxes, net income, or shareholders equity.

2. Receivables

    Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	Years Ended March 31
	2001	2000
Contract receivables
Billed receivables	$63,593	$51,909
Unbilled receivables	150,300	188,147
Other receivables	831	4,825

Total Current Receivables	$214,724	$244,881

    Receivable balances are shown net of reductions of $96,890 and $164,768 as of March 31, 2001 and 2000, respectively, for customer progress payments received on completed portions of contracts. The increase in billed receivables at March 31, 2001, primarily reflects an increase in sales, the first full year of operations at the Lake City Army Ammunition Plant, and timing of collections on Conventional Munitions and Defense Systems contracts. The decrease in unbilled receivables at March 31, 2001, is due to contract timing and payment terms, which in fiscal 2000 called for a reduction in the progress billing rate on the Aerospace Titan program.

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

3. Inventories

    Inventory balances are shown net of reductions of $12,999 and $10,510 as of March 31, 2001 and 2000, respectively, for customer progress payments received on uncompleted portions of contracts.

4. Property, Plant, and Equipment

    The major categories of property consist of the following:

	Years Ended March 31
	2001	2000
Land	$19,427	$20,620
Buildings and improvements	151,632	164,671
Machinery and equipment	375,749	372,087
Property not yet in service	7,822	14,784

Gross property, plant, and equipment	554,630	572,162
Less accumulated depreciation	(251,442)	(236,534)

Net property, plant, and equipment	$303,188	$335,628

5. Goodwill and Other Assets and Deferred Charges

    Goodwill and other assets and deferred charges consist of the following:

	Years Ended March 31
	2001	2000
Goodwill, net of accumulated amortization:
2001—$24,265, 2000—$20,351	$117,737	$124,718

Debt issuance costs, net of accumulated amortization:(1)
2001—$3,769, 2000—$2,181	$5,342	$6,930
Note receivable	—	5,172
Other(2)	14,366	1,609

Total deferred charges and other non-current assets	$19,708	$13,711

(1)
See Note 7 for discussion of the fiscal 1999 early extinguishment of debt.

(2)
Other assets at March 31, 2001 increased due to assets held in relation to the Company's Management Deferred Compensation Plan. The note receivable included in other non-current assets at March 31, 2000 represented the long-term portion of an 8.0 percent, fifteen-year note issued by the Company in January 2000 related to the sale of an excess building. This note was collected in full in fiscal 2001.

6. Other Accrued Liabilities

    The major categories of other current and long-term accrued liabilities are as follows:

	Years Ended March 31
	2001	2000
Employee benefits and insurance	$20,983	$28,804
Legal accruals	5,872	5,897
Warranty	8,902	5,746
Other accruals	30,394	21,433

Other accrued liabilities—current	$66,151	$61,880

Environmental remediation liability	$24,778	$16,529
Deferred tax liability	28,635	10,802
Supplemental employee retirement plan	14,919	11,470
Other	4,765	397

Other long-term liabilities	$73,097	$39,198

7. Long-Term Debt

    The components of the Company's long-term debt are as follows:

	Years Ended March 31
	2001	2000
Bank Term Loan with quarterly principal and interest payments	$277,109	$332,759
Less current portion	(69,200)	(55,650)

Long-term portion	$207,909	$277,109

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

    In conjunction with the early extinguishment of the Notes, the Company refinanced its bank borrowings under new bank credit facilities described below. In connection with these early extinguishments of debt, the Company recorded a $16.8 million extraordinary charge (after a $3.0 million tax benefit). The extraordinary charge included a $13.6 million cash premium paid to acquire the Notes, as well as a write-off of approximately $6.2 million, which represented the unamortized portion of debt issuance costs associated with the original borrowings.

    On November 23, 1998, the Company entered into bank credit facilities totaling $650.0 million (the "1998 Facilities"). The 1998 Facilities, which refinanced the Company's previous bank facility, have a 6-year term and consist of up to $400.0 million of term-debt facilities and a $250.0 million revolving credit facility. Interest charges under the facilities are primarily at the London Inter-Bank Offering Rate (LIBOR), plus an adder (1.50 percent as of March 31, 2001), which totaled 6.4 percent, and will be subject to change in the future, as changes occur in market conditions and in the Company's financial performance. Borrowings are secured by substantially all of the assets of the Company. Fees associated with the refinancing were approximately $9 million. These costs are classified in "Other Assets and Deferred Charges," and are being amortized to interest expense over the six-year term of the 1998 Facilities.

Borrowing under the 1998 Facilities are subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and limits on certain restricted payments, including dividends and stock repurchases). At March 31, 2001, the Company was in compliance with all covenants and restrictions specified in its debt agreements.

    At March 31, 2001, the Company had no borrowings against its $250.0 million revolving credit facility. As of March 31, 2001, the Company had $54.7 million of outstanding letters of credit, which reduced the amount available on the revolving facility to $195.3 million. The Company is required to pay a commitment fee (0.375 percent at March 31, 2001) on the amount committed but not borrowed on the $250.0 million revolver.

    At March 31, 2001, scheduled minimum loan repayments on the Company's outstanding long-term bank debt are $69.2 million in fiscal year 2002 through 2005. At March 31, 2001, amounts outstanding under the 1998 Facilities approximate fair market value, based on current rates for similar instruments with the same maturities.

    The Company's weighted average interest rate on short-term borrowings during fiscal 2001 and 2000 was 8.4 percent and 7.9 percent, respectively.

    During fiscal 2001, we restructured our swap portfolio and as a result, we currently have interest rate swaps with a total notional amount of $260 million. This consists of an amortizing swap with a notional amount of $160 million, expiring in November 2005, with an effective interest rate of 6.50 percent. The remaining swap has a $100 million notional amount, a swap rate of 6.06 percent, and is effective until November 2008. The fair market value of our interest rate swaps is $(8.1) million at March 31, 2001.

    Counterparties to the interest rate swap agreements are major financial institutions who also participate in the Company's bank credit facilities. Credit loss from counterparty nonperformance is not anticipated. The estimated fair market value amounts have been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

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

    Plan assets for the Company are held in a trust and are invested in a diversified portfolio of equity securities and fixed income investments.

    The following illustrates the change in the Company's projected pension benefit obligation:

	Years Ended March 31
	2001	2000
Projected benefit obligation at beginning of year	$832,927	$944,538
Acquisitions	23,392	—
Service cost of benefits earned during the period	15,767	16,817
Interest cost of projected benefit obligation	63,119	60,562
Plan amendments	1,797	15,926
Actuarial (gain) loss	31,490	(54,958)
Benefits paid	(82,418)	(149,958)

Projected benefit obligation at end of year	$886,074	$832,927

    Changes in the Company's pension plan assets are summarized as follows:

	Years Ended March 31
	2001	2000
Fair value of plan assets at beginning of year	$1,118,572	$1,085,257
Acquisitions	32,567	—
Actual return on plan assets	(14,330)	179,788
Company contributions	1,072	2,824
Benefits paid	(81,974)	(149,297)

Fair value of plan assets at end of year	$1,055,907	$1,118,572

    The components of prepaid pension cost and the amounts recognized in the Company's balance sheet for its pension plans are as follows:

	Years Ended March 31
	2001	2000
Funded status	$169,833	$285,645
Accrued contribution	444	267
Unrecognized net actuarial gain	(87,326)	(225,501)
Unrecognized prior service cost	13,764	13,472
Unrecognized net transition asset	(147)	(708)

Prepaid pension cost	$96,568	$73,175

Prepaid benefit cost	$103,352	$79,853
Accrued benefit liability	(14,919)	(11,470)
Intangible asset	2,697	1,024
Accumulated other comprehensive income	5,438	3,768

Total prepaid pension cost recognized in balance sheet	$96,568	$73,175

    In accordance with SFAS No. 87, "Employer's Accounting for Pensions," the Company has recognized the minimum liability for underfunded pension plans equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as an intangible asset to the extent of any unrecognized prior service cost, with the remaining balance recorded as a reduction to equity. As of March 31, 2001, the minimum pension liability in excess of the unrecognized prior service cost was $5,438.

    The change in the additional minimum pension liability recognized in the Company's consolidated statement of stockholders' equity was as follows:

	Years Ended March 31
	2001	2000
Change in:
Intangible assets	$1,673	$(123)
Accrued pension benefit costs	(3,343)	(705)

Total change in additional minimum pension liability	$(1,670)	$(828)

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefits in excess of plan assets were $17,175, $15,298, and $306, respectively as of March 31, 2001, and $13,300, $11,716, and $92, respectively, as of March 31, 2000. During fiscal year 1999, five defined benefit pension plans were merged into one plan, which caused previously underfunded plans to become fully funded.

    The components of the Company's net periodic pension costs/(income) are as follows:

	Years Ended March 31
	2001	2000	1999
Service cost of benefits earned during the period	$15,767	$16,817	$16,283
Interest costs of projected benefit obligation	63,119	60,562	61,133
Expected return on plan assets	(92,490)	(84,343)	(80,876)
Amortization of unrecognized net (gain) loss	(18)	319	218
Amortization of unrecognized prior service cost	1,850	1,668	1,618
Amortization of unrecognized net transition asset	(559)	(589)	(615)

Net periodic pension income	$(12,331)	$(5,566)	$(2,239)

    The weighted-average assumptions used in the accounting for defined benefit plans were:

	Years Ended March 31
	2001	2000	1999
Discount rate used in determining present values	7.50%	7.75%	6.75%

Annual increase in future compensation levels:
Union	3.00%	3.50%	3.25%
Salaried	4.00%	4.50%	4.25%
Expected long-term rate of return on plan assets	9.50%	9.25%	9.25%

    The Company also sponsors a number of defined contribution plans. Participation in one of these plans is available to substantially all employees. The two principal defined contribution plans are Company-sponsored 401(k) plans to which employees may contribute up to 18 percent of their pay. The Company contributes amounts equal to 50 percent of employee contributions up to 6 percent of the employee's pay. The amount expensed for the Company match provision of the plans was $6,828, $5,742, and $5,523 in fiscal 2001, 2000, and 1999, respectively. The Company employs approximately 1,958 employees (33 percent of its total employees) covered by collective bargaining agreements, 195 of whom are covered under agreements expected to be renegotiated during fiscal 2002, due to current agreement expirations.

9. Post-Retirement Benefits

    Generally, employees retiring from the Company prior to December 31, 2002 and after attaining age 55 who have had at least five or ten years of service, depending on plan provisions, are entitled to post-retirement health care benefits and life insurance coverage until the retiree reaches age 65 or later. The portion of the premium cost borne by the Company for such benefits is dependent on the employee's years of service, start date and age as of December 31, 2000. The Company will not provide a subsidy of retiree health care costs for employees commencing employment after March 31, 2000 or for employees who are younger than age 45 or have less than 20 years of service as of December 31, 2001. Further contributions from retirees are also required based on plan deductibles and co-payment provisions.

    The following illustrates the change in the Company's accumulated nonpension post-retirement benefit obligation:

	Years Ended March 31
	2001	2000
Accumulated benefit obligation at beginning of year	$142,957	$154,956
Service cost of benefits earned during the period	589	996
Interest cost on accumulated obligation	10,452	9,885
Plan amendments	(19,619)	(4,531)
Acquisitions	569	—
Actuarial (gain) loss	24,490	(1,351)
Net benefits paid	(17,683)	(16,998)

Accumulated benefit obligation at end of year	$141,755	$142,957

    Changes in the Company's post-retirement plan assets are summarized as follows:

	Years Ended March 31
	2001	2000
Fair value of plan assets at beginning of year	$12,346	$10,350
Actual return on plan assets	956	914
Retiree contributions	6,686	5,418
Company contributions	18,697	18,004
Gross benefits paid	(24,623)	(22,340)

Fair value of plan assets at end of year	$14,062	$12,346

    The Company's nonpension post-retirement benefit obligations are generally not prefunded. The following table illustrates the status of retiree benefit obligations:

	Years Ended March 31
	2001	2000
Funded status	$(127,693)	$(130,612)
Accrued contribution	3,513	1,792
Unrecognized net actuarial loss	44,546	20,281
Unrecognized prior service cost	(26,267)	(7,367)

Post-retirement benefit liability recognized in balance sheet	$(105,901)	$(115,906)

    The components of the Company's net periodic post-retirement benefit costs are as follows:

	Years Ended March 31
	2001	2000	1999
Service cost of benefits earned during the period	$589	$996	$915
Interest costs of accumulated post-retirement benefit obligation	10,452	9,885	9,942
Expected return on plan assets	(740)	(633)	(526)
Amortization of unrecognized net loss	733	633	21
Amortization of unrecognized prior service cost	(720)	(355)	(355)

Net post-retirement periodic benefit cost	$10,314	$10,526	$9,997

    The weighted-average assumptions used in the accounting for nonpension post-retirement benefits were as follows:

	Years Ended March 31
	2001	2000	1999
Discount rate used in determining present values	7.50%	7.75%	6.75%

Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%

Medical trend rate	5.00%	5.00%	5.00%

    For measurement purposes, a weighted average annual rate of increase of approximately 5.0 percent in the cost of covered health care benefits was assumed for fiscal year 2001. The rate was assumed to be 5.0 percent thereafter.

    The following illustrates the effect of a one-percentage point increase or decrease in the assumed health care cost trend rates, as of March 31, 2001:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on service and interest cost components	$344	$(332)
Effect on accumulated post-retirement benefit obligation	$4,483	$(4,342)

10. Income Taxes

    The components of the Company's income tax provision consist of:

	Years Ended March 31
	2001	2000	1999
Current:
Federal	$25,347	$1,355	$5,450
State	3,291	754	778
Deferred	6,835	20,669	5,704

Income tax provision	$35,473	$22,778	$11,932

    The items responsible for the differences between the federal statutory rate and the Company's effective rate are shown as follows:

	Years Ended March 31
	2001	2000	1999
Income taxes computed at statutory federal rate	$36,188	$33,885	$20,923
State income taxes—net of federal impact	5,389	3,485	2,989
Permanent non-deductible costs	1,549	2,150	1,556
Unrecorded tax benefits	(7,653)	(16,742)	(13,536)

Income tax provision	$35,473	$22,778	$11,932

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carryforwards. The Company maintains a valuation allowance against those deferred tax assets, which are more likely than not unrealizable. Significant items comprising the net deferred tax liability shown on the statement of financial position are:

	Years Ended March 31
	2001	2000
Deferred sales	$(19,291)	$(29,365)
Accelerated depreciation	(43,530)	(50,658)

Deferred income tax liabilities	(62,821)	(80,023)

Reserves for employee benefits	21,183	30,035
Environmental reserves	7,055	7,931
Research tax credits	15,782	25,178
Alternative minimum tax credit carryfoward	3,393	1,313
Other	3,251	10,244

Deferred income tax assets	50,664	74,701

Net deferred income tax liability	$(12,157)	$(5,322)

Current deferred income tax asset	16,478	5,480
Noncurrent deferred income tax liability	(28,635)	(10,802)

Net deferred income tax liability	$(12,157)	$(5,322)

    Realization of the Company's deferred tax assets is dependent upon future reversals of existing taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the recorded benefits will be realized through the reduction of future taxable income. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

    Research tax credits available to offset future tax payments are $15,782, and begin to expire in 2006.

11. Leases

    The Company leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rental expense was $16,658, $15,143, and $12,359, for the years ended March 31, 2001, 2000, and 1999, respectively.

    Minimum rental commitments payable under noncancellable lease commitments outstanding at March 31, 2001 are $17,120, $16,249, $13,647, $14,789, and $15,327, respectively, for the fiscal years ending March 31, 2002, 2003, 2004, 2005 and 2006.

12. Stockholders' Equity

    The Company has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

    The Company has authorized up to 5,161,019 shares to be granted under the 1990 Equity Incentive Plan and 2000 Stock Incentive Plan of which 128,227 were available at March 31, 2001, for future grants. Stock options are granted periodically, at the fair market value of the Company's common stock on the date of grant, and are generally exercisable from one to three years from the date of grant. Restricted stock issued to non-employee directors and certain key employees totaled 63,471, 29,250, and 73,013, for the fiscal years ended March 31, 2001, 2000, and 1999, respectively. Restricted shares vest over periods of one to four years from the date of award. As of March 31, 2001, net restricted shares of up to 128,699 shares were reserved for certain key officers which will vest upon achievement of certain financial performance goals through fiscal 2003.

    As permitted by SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. Accordingly, compensation costs have not been recognized for the awards made to employees in the form of stock options. If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under the plan (consistent with the method provided in SFAS 123), the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below. Earnings per share for all periods have been calculated to reflect a 3-for-2 stock split that became effective November 10, 2000.

	Years Ended March 31
	2001	2000	1999
Net income
As reported	$67,921	$73,902	$50,813
Proforma	$63,362	$69,813	$47,633
Basic EPS
As reported	$4.92	$4.95	$2.84
Proforma	$4.59	$4.68	$2.66
Diluted EPS
As reported	$4.80	$4.86	$2.77
Proforma	$4.48	$4.59	$2.59

    A summary of the Company's stock option activity, which reflects a 3-for-2 stock split that became effective November 10, 2000, is as follows:

	Years Ended March 31
	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,378,260	$40.19	1,190,240	$36.26	1,097,673	$23.83
Granted	317,228	53.03	409,800	48.71	545,775	49.45
Exercised	(410,643)	29.37	(96,192)	20.82	(402,492)	20.62
Canceled	(16,005)	46.67	(125,588)	46.37	(50,716)	33.34

Outstanding at end of year	1,268,840	46.82	1,378,260	40.19	1,190,240	36.26
Options exercisable at year end	635,990	41.62	671,805	32.07	477,762	23.65

Weighted average fair value of Options granted during the year		$23.95		$22.39		$21.43

    The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The following weighted average assumptions were used for grants:

	Years Ended March 31
	2001	2000	1999
Risk-free rate	5.8%	6.2%	5.1%
Expected volatility	29.4	29.4	29.4
Expected option life	7 years	7 years	7 years

    A summary of stock options outstanding at March 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$15 - $24	53,553	2.3 years	$21.4962	53,553	$21.4962
$25 - $34	159,040	4.5 years	30.4432	159,040	30.4432
$35 - $44	462,997	8.0 years	41.4710	217,447	41.7781
$45 - $54	229,250	7.8 years	54.8544	150,500	54.9490
$55 - $64	360,000	8.9 years	59.1678	55,450	56.3705
$65 - $84	—	—	—	—	—
$85 - $94	4,000	9.9 years	85.7300	—	—

    On December 15, 1998, the Company completed the repurchase of 2.55 million shares of its common stock at a price of $51.33 per share, or approximately $130 million in total. The repurchase occurred via the terms and conditions of a modified "Dutch auction" tender offer, and was financed under the Company's 1998 Facilities.

    In connection with the completion of the Dutch auction, the Company's Board of Directors authorized the Company to repurchase up to an additional 1.65 million shares of its common stock, which was completed in the third quarter of fiscal 2000. On October 26, 1999 the Company's Board of Directors authorized the Company to make additional share repurchases (over and above the 1.65 million shares previously authorized) of up to 1.5 million shares of its common stock. As of March 31, 2001 repurchases of 1.8 million shares have been made under the 3.1 million-share authorization program, aggregating approximately $73.8 million. Any authorized repurchases would be subject to market conditions and the Company's compliance with its debt covenants. As of March 31, 2001, the Company's debt covenants permit the Company to make "restricted payments" (as defined in the Company's debt covenants) up to $50 million, which among other items, would allow payments for future stock repurchases.

    On October 24, 1997, the Company entered into an agreement with Hercules Incorporated, providing for the disposition of the 5.79 million shares of Company common stock then held by Hercules. The shares represented the stock issued by the Company in connection with the March 15, 1995, acquisition of the Hercules Aerospace Company operations from Hercules.

    Under the agreement with Hercules, during the quarter ended December 28, 1997, the Company registered for public offering approximately 4.17 million of the shares (previously unregistered) held by Hercules. The offering was completed on November 21, 1997. No new shares were issued in the offering, nor did the Company receive any proceeds from the offering. The remaining 1.65 million shares then held by Hercules became subject to a put/call arrangement by which Hercules could require the Company to purchase the shares, and the Company could likewise require Hercules to sell the shares to the Company during 1998. The price for shares purchased under the put/call arrangement was equal to the per share net proceeds realized by Hercules in the secondary public offering, $36.88. During February 1998, the Company did repurchase 406,500 shares for approximately $15 million. During fiscal 1999, the Company repurchased the remaining 1,219,500 shares, for approximately $45 million.

13. Contingencies—Litigation

    We are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We have substantial U.S. Government contracts and are subject to defective pricing claims and cost accounting standards non-compliance claims by the U.S. Government. The prices in our U.S. Government contracts and subcontracts are subject to price adjustment. We believe that resolution of these claims and legal proceedings will not materially affect our financial condition or results of operations.

14. Discontinued Operations

    Demilitarization Operations—During fiscal 1994, the Company entered into two joint ventures in Belarus and Ukraine, for the purpose of establishing demilitarization operations in those countries. In March 1996, Company management, after evaluating its strategic plans for the future, elected to discontinue its ownership of its foreign demilitarization businesses. Accordingly, the Company began actions to transfer ownership of the joint ventures to the host country governments, or their agents, and in the fourth quarter of fiscal 1996, the Company estimated and recorded a $6.2 million loss on disposal of discontinued operations (net of tax benefit of $4.2 million).

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

15. Environmental Remediation Liabilities

    We are subject to various local and national laws relating to protection of the environment. A number of our operating facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At March 31, 2001, the accrued liability for environmental remediation of $28.6 million represents our best estimate of the present value of the probable and reasonably estimable costs related to our known remediation obligations. It is expected that a portion of our environmental costs will be reimbursed to us. As collection of those reimbursements is estimated to be probable, we have recorded a receivable of $11.0 million, representing the present value of those reimbursements at March 31, 2001. This receivable primarily represents the expected reimbursement of costs associated with the Aerospace operations acquired from Hercules in March 1995, whereby we generally assumed responsibility for environmental compliance at these facilities. It is expected that much of the compliance and remediation costs associated with the acquired Aerospace facilities will be reimbursable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to our having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods which is either March 2000 or March 2005, depending on site ownership. We have performed environmental condition evaluations and notified Hercules of our findings for sites subject to the March 15, 2000 deadline and are planning to prepare a similar evaluation prior to the March 15, 2005 deadline. The accrual for environmental remediation liabilities and the associated receivable for reimbursement thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5 percent. The following is a summary of the amounts recorded for environmental remediation at March 31, 2001:

	Accrued Environmental Liability	Environmental Costs— Reimbursement Receivable
Amounts (Payable)/Receivable	$(36,620)	$14,098
Unamortized Discount	7,974	(3,089)

Present Value of Amounts (Payable)/Receivable	$(28,646)	$11,009

    At March 31, 2001, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected reimbursements, are estimated to be $4.0, $3.2, $1.4, $1.0, and $0.9 million for the fiscal years ending March 31, 2002, 2003, 2004, 2005, and 2006, respectively; estimated amounts payable thereafter total $12.0 million. Amounts payable/receivable in periods beyond fiscal 2002 have been classified as non-current on the March 31, 2001 balance sheet. At March 31, 2001, the estimated discounted range of reasonably possible costs of environmental remediation is between $28.6 and $47.0 million. We do not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results. There were no material insurance recoveries related to environmental remediations during fiscal 2001, 2000, or 1999.

16. Supplemental Cash Flow Information

    Net income taxes paid in the fiscal years ended March 31, 2001, 2000, and 1999, totaled $19,316, $7,002, and $1,018, respectively. Amounts paid for interest were $32,566, $33,080, and $24,019 for fiscal 2001, 2000, and 1999, respectively. Amounts received for interest in those same periods were $1,038, $656, and $1,215, respectively. During fiscal 2001, we received $5.2 million in stock of the Chemring company relating to the sale of our Kilgore Flare business. This stock is classified as other current assets on the balance sheet as of March 31, 2001.

17. Business Segment Information

    The Company conducts its business primarily in three operating segments: Aerospace, Conventional Munitions, and Defense Systems. These operating segments are defined by the Company's management based on product similarity and end-use functionality. The Aerospace operating segment designs, develops, and manufactures solid propulsion systems and composite structures for space launch vehicles and tactical strategic missiles, composite structures for satellites, military hardware and military and commercial aircraft and advanced warheads for tactical missiles. The Conventional Munitions operating segment designs, develops, and manufactures small, medium and large caliber ammunition, commercial gunpowder and munitions propellant. The Defense Systems operating segment designs, develops, and manufactures barrier systems, electronic warfare systems, electronic support equipment, missile warning systems, infantry weapons systems, electro-mechanical and electronic fuzes, smart weapons, sensors, demolition systems and batteries for military and aerospace applications.

    During fiscal 2001, we realigned our business by moving our missile products business to our Aerospace segment. Segment information included in this section has been reclassified to reflect this realignment for all periods presented.

    All of the Company's operating segments derive the majority of their revenues from contracts with, and prime contractors to, the U.S. Government. The various U.S. Government customers exercise independent purchasing decisions, and sales to the U.S. Government generally are not regarded as constituting sales to one customer, but instead, each contracting entity is considered to be a separate customer. During fiscal 2001, approximately 76 percent of the Company's sales were derived from contracts with the U.S. Government or U.S. Government prime contractors. U.S. Government contract sales were $872,813, $723,619, and $828,804 in fiscal years 2001, 2000, and 1999, respectively.

    During fiscal 2001, sales to Lockheed Martin and the Boeing Company represented approximately 16 and 15 percent, respectively, of the Company's total revenue. While the majority of sales to these contractors is derived from rocket propulsion contracts in the Aerospace segment, the Defense Systems segment also derives a portion of their revenues from sales to these contractors. During fiscal 2000, sales to Lockheed Martin and Boeing represented approximately 19 and 18 percent, respectively of the Company's total sales. During fiscal 1999, sales to Lockheed Martin and Boeing represented approximately 20 and 13 percent, respectively, of total revenue

    The Company's export sales to customers were $93.5 million, $110.8 million, and $61.8 million in fiscal years 2001, 2000, and 1999, respectively. Company sales to the United Kingdom comprised $35.9 million of the total fiscal 2001 export sales, representing an decrease of $34.4 million compared to fiscal 2000. Also, sales to Turkey and Germany were $21.8 million and $0.7 million, respectively in fiscal 2001 compared to $6.6 million and $3.8 million in fiscal 2000. The increase in export sales in fiscal 2001 and 2000 is primarily due to increased production volume on an anti-tank munitions contract in the Defense Systems segment.

    The following summarizes the Company's results, by operating segment, in fiscal years 2001, 2000, and 1999:

	Year Ended March 31, 2001
	Conventional Munitions	Aerospace	Defense Systems	Corporate	Total
Revenue
External customers	$491,561	$470,020	$180,368	—	$1,141,949
Intercompany	2,342	35,634	241	(38,217)	—

Total	493,903	505,654	180,609	(38,217)	1,141,949
Capital Expenditures	9,968	11,497	3,290	—	24,755
Depreciation	4,291	27,841	4,401	—	36,533
Amortization	1,844	3,482	1,534	1,587	8,447
Interest	(11,300)	(34,300)	(4,300)	17,200	(32,700)
Income from continuing operations before income taxes	37,595	46,534	7,132	12,133	103,394
Long-lived assets	55,634	319,618	41,411	4,262	420,925
Total assets	171,577	423,533	81,258	203,136	879,504

	Year Ended March 31, 2000
	Conventional Munitions	Aerospace	Defense Systems	Corporate	Total
Revenue
External customers	$345,697	$510,858	$220,965	$—	$1,077,520
Intercompany	757	19,043	—	(19,800)	—

Total	346,454	529,901	220,965	(19,800)	1,077,520
Capital Expenditures	10,294	27,815	7,464	—	45,573
Depreciation	4,618	28,378	6,393	—	39,389
Amortization	1,553	3,426	1,866	1,588	8,433
Interest	(11,469)	(30,810)	(5,497)	14,433	(33,343)
Income from continuing operations before income taxes	18,030	52,456	288	16,456	87,230
Long-lived assets	53,749	339,857	27,158	46,512	467,276
Total assets	154,334	467,772	76,592	207,286	905,984

	Year Ended March 31, 1999
	Conventional Munitions	Aerospace	Defense Systems	Corporate	Total
Revenue
External customers	$404,617	$462,199	$223,622	$—	$1,090,438
Intercompany	757	6,897	116	(7,770)	—

Total	405,374	469,096	223,738	(7,770)	1,090,438
Capital Expenditures	11,573	24,613	7,504	—	43,690
Depreciation	5,599	26,439	6,422	—	38,460
Amortization	1,243	3,077	1,925	1,180	7,425
Interest	(8,169)	(30,141)	(6,516)	21,310	(23,516)
Income from continuing operations before income taxes	16,658	45,176	2,596	15,117	79,547
Long-lived assets	49,202	343,814	25,654	53,398	472,068
Total assets	142,997	455,580	87,228	208,513	894,318

    As previously described, the Company's three operating segments are Conventional Munitions, Aerospace, and Defense Systems. In addition, certain administrative functions are primarily managed by the Company at the corporate headquarters level ("Corporate"). Some examples of such functions are human resources, pension and post-retirement benefits, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and post-retirement benefits, environmental liabilities, and income taxes. As the Company's results of operations are substantially all earned in the United States for federal tax purposes, substantially all of the Company's deferred tax assets and liabilities reflect temporary basis differences between U.S. tax regulations and generally accepted accounting practices. A capital-employed charge (interest expense) is allocated to each operating segment based on net assets employed, using a 9.0 percent rate in fiscal 2001 and an 8.0 percent rate in fiscal 2000, which approximates the Company's overall borrowing rate. Refer to the tables above for a breakout of interest by business segment. EBT results at Corporate were primarily reflective of the Company's 9.0 and 8.0 percent charge to the Company's operating segments for capital employed, as discussed above. Net capital employed at Corporate is historically a negative number (i.e., a net liability) due primarily to the fact that certain significant liabilities are accounted for at Corporate, including accrued post-retirement benefits, taxes, and environmental liabilities.

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

18. Subsequent Events

    On April 20, 2001 we completed the acquisition of Alcoa Inc.'s Thiokol Propulsion business for $685 million in cash. We will use the purchase method of accounting to account for the acquisition. Accordingly, the purchase price will be allocated to the assets and liabilities based on fair value. The excess purchase price over estimated fair value of the assets acquired will be recorded as goodwill and amortized over 40 years.

    In connection with the acquisition of Thiokol, the Company entered into bank credit facilities totaling $1,050 million (the "New Facilities"). The New Facilities, which refinanced the Company's previously existing 1998 Facilities, have a six-year revolving credit facility of $250 million, a $300 million six-year Tranche A term loan, and a $500 million eight-year Tranche B term loan. Interest charges under the $250 million revolving credit facility and the $300 million Tranche A term loan are at the London Inter-Bank Offering Rate (LIBOR), plus 2.75 percent. Interest charges under the $500 million Tranche B term loan are at LIBOR plus 3.00 percent. All interest charges are subject to change as changes occur in market conditions and in the Company's financial performance. Borrowings under the New Facilities are subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and limitations on certain restricted payments, including dividends and stock repurchases). In addition, we also obtained bridge financing of $125 million, 12.51 percent senior subordinated debt. Fees associated with this refinancing were approximately $30 million and will be amortized to interest expense over the term of the New Facilities. The proceeds from the New Facilities were used to repay $277 million of the Company's existing debt.

    On May 9, 2001, we issued $400 million, 8.50 percent Senior Subordinated Notes due 2011, subject to certain restrictions and covenants. The proceeds were used to repay the $125 million, 12.51 percent senior subordinated debt, $195.7 million of the Tranche A credit facility, and approximately $65 million of initial revolver borrowings.

    As a result of these two financing activities, approximately $10 million (net of $7 million in taxes) of debt issuance costs, $4 million relating to existing debt, and $6 million relating to the new debt will be written-off and recorded as an extraordinary loss from early retirement of debt in the first quarter of fiscal 2002.

19. Quarterly Financial Data (Unaudited)

    Quarterly financial data is summarized for the years ended March 31, 2001 and 2000 as follows:

	Fiscal Year 2001 Quarter Ended
	July 2	Oct. 1	Dec. 31	Mar. 31
Sales	$270,084	$271,619	$276,349	$323,897
Gross margin	53,593	55,569	60,737	66,476
Income from continuing operations	14,965	16,083	17,725	19,148
Basic earnings per share before discontinued operations and extraordinary loss	1.10	1.17	1.29	1.36
Diluted earnings per share before discontinued operations and extraordinary loss	1.08	1.15	1.25	1.32

Net income	14,965	16,083	17,725	19,148
Basic earnings per share	1.10	1.17	1.29	1.36
Diluted earnings per share	1.08	1.15	1.25	1.32

	Fiscal Year 2000 Quarter Ended
	July 4	Oct. 3	Jan. 2	Mar. 31
Sales	$272,721	$252,789	$244,407	$307,603
Gross margin	54,350	53,957	54,261	53,519
Income from continuing operations	14,601	15,997	16,486	17,368
Basic earnings per share before discontinued operations and extraordinary loss	.95	1.04	1.11	1.24
Diluted earnings per share before discontinued operations and extraordinary loss	.93	1.02	1.10	1.23

Net income	14,601	25,447	16,486	17,368
Basic earnings per share	.95	1.66	1.11	1.24
Diluted earnings per share	.93	1.62	1.10	1.23

    The Company's common stock is listed and traded on the New York Stock Exchange under the symbol ATK. A summary of the Company's stock price for the past three years is as follows:

	Common Stock Price
Quarter Ended
	High	Low
March 31, 2001	$89.50	$60.63
December 31, 2000	68.25	51.79
October 1, 2000	56.33	45.08
July 2, 2000	49.25	38.75
March 31, 2000	47.50	35.46
January 2, 2000	46.67	34.00
October 3, 1999	56.92	44.67
July 4, 1999	58.17	50.33
March 31, 1999	58.67	48.42
December 27, 1998	55.37	43.33
September 27, 1998	45.92	40.92
June 28, 1998	43.71	38.59
March 31, 1998	43.33	36.33

    The Company does not currently pay dividends on its common stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

    The information required by Items 10 through 13 is incorporated by reference from the Company's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K, with the exception of the information required by Item 10 regarding the Company's executive officers, which is set forth following Item 4 in Part I of this Form 10-K. The Company will file its definitive Proxy Statement pursuant to Regulation 14A by July 29, 2001.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

1.  Financial Statements:

    The following is a list of all the Consolidated Financial Statements included in Item 8 of Part II:

2.  Financial Statement Schedules:

    All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

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

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
3(i).1*	Restated Certificate of Incorporation, effective July 20, 1990 (Exhibit 3.1 to Amendment No. 1 to Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990 (the "Form 10")).
3(i).2*	Certificate of Correction, effective September 21, 1990 (Exhibit 3.1 to Registration Statement on Form S-4, File No. 33-91138, filed with the Securities and Exchange Commission on April 13, 1995 (the "Form S-4")).
3(i).3*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3.3 to the Form S-4).
3(ii)*	By-Laws, as amended through May 10, 1999 (Exhibit 3(ii) to Form 8-K dated May 10, 1999).
4.1*	Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to Amendment No. 1 to the Form 10).
4.2*	Rights Agreement, dated as of September 24, 1990, between the Registrant and Manufacturers Hanover Trust Company (Exhibit 4.2 to Post-Effective Amendment No. 1 to the Form 10).

4.2.1*	First Amendment to Rights Agreement, dated as of August 4, 1992, between the Registrant and Chemical Bank (successor to Manufacturers Hanover Trust Company) (Exhibit 4.2.1 to Form 10-K for the fiscal year ended March 31, 1993).
4.2.2*	Rescission Agreement, dated as of May 26, 1993, between the Registrant and Chemical Bank (Exhibit 4.2.2 to Form 10-K for the fiscal year ended March 31, 1993).
4.2.3*	Second Amendment to Rights Agreement, dated as of October 28, 1994, between the Registrant and Chemical Bank (Exhibit 4 to Form 8-K dated October 28, 1994).
4.2.4*	Third Amendment to Rights Agreement, dated March 16, 1999 between the Registrant and The Chase Manhattan Bank (Exhibit 4 to Form 8-A/A filed March 23, 1999).
4.3*	Form of Amended and Restated Credit Agreement, dated as of November 23, 1998 between the Registrant and The Chase Manhattan Bank (the "Continuing Credit Agreement") (Exhibit 9(b)(2) to Schedule 13E-4 dated November 30, 1998).
4.4*	Form of Credit Agreement, dated as of November 23, 1998 between the Registrant and The Chase Manhattan Bank (the "Credit Agreement") (Exhibit 9(b)(3) to Schedule 13E-4 dated November 30, 1998).
4.5*	Form of Waiver and Amendment, dated as of March 29, 1999, to the Credit Agreement and the Continuing Credit Agreement (Exhibit 4.5 to Form 10-K for the fiscal year ended March 31, 1999).
10.1*	Distribution Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.1 to Amendment No. 2 to the Form 10).
10.2*	Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1 to the Form 10).
10.3*	Intellectual Property Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.4 to Amendment No. 2 to the Form 10).
10.3.1*	Amendment No. 1 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.1 to Form 10-K for the fiscal year ended March 31, 1992).
10.3.2*	Amendment No. 2 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.2 to Form 10-K for the fiscal year ended March 31, 1992).
10.3.3*	Amendment No. 3 to Intellectual Property Agreement, dated July 30, 1992 (Exhibit 10.4.3 to Form 10-Q for the quarter ended October 3, 1993).
10.4*	Tax Sharing Agreement, dated as of September 28, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2 to the Form 10).
10.5*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended October 2, 1994).
10.5.1*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended July 4, 1994).
10.5.3*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended June 29, 1997).

10.7*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form 10).
10.8*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 1998).
10.8.1*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to Form 10-K for the fiscal year ended March 31, 1998).
10.8.2*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to Form 10-K for the fiscal year ended March 31, 1998).
10.9*#	Form of Retention Agreement between the Registrant and certain of its officers (Exhibit 10.18 to Amendment No. 1 to the Form 10).
10.10*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10 to Form 10-Q for the quarter ended September 27, 1998).
10.11*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1990).
10.12*#	Form of Employment Restrictions Agreement (Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1990).
10.13*#	Hercules Supplementary Employee Retirement Plan (SERP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.38 to the Form S-4).
10.14*#	Management Compensation Plan (Exhibit 10.14 to Amendment No. 1 to the Form 10).
10.14.1*#	Amendment 1 to Alliant Techsystems Inc. Management Compensation Plan (Exhibit 10.1 to Form 10-Q for the quarter ended July 2, 2000).
10.15*#	Flexible Perquisite Account description. (Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 1994).
10.16*#	Restricted Stock Plan for Non-Employee Directors (Exhibit 10.13 to Amendment No. 1 to Form 10).
10.16.1*#	Non-Employee Director Restricted Stock Plan (Appendix B to Proxy Statement dated July 3, 1996).
10.16.2*#	Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended September 29, 1996).
10.17*#	Deferred Fee Plan for Non-Employee Directors (as amended and restated November 24, 1992) (Exhibit 10.18 to Form 10-K for the fiscal year ended March 31, 1993).
10.18*#	Non-employee director per diem arrangement (Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 1992).
10.19*#	Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan (Exhibit 10.3 to Form 10-Q for quarter ended October 1, 2000).
10.19.1*#	Trust Under Income Security Plan, dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to Form 10-K for the fiscal year ended March 31, 1998).
10.20*#	Form of Employment Letter Agreement, dated October 27, 1994, between the Registrant and Richard Schwartz (Exhibit 10.1 to Form 10-Q for the quarter ended January 1, 1995).
10.20.1*#	Indemnification Agreement, dated as of October 28, 1994, between the Registrant and Richard Schwartz (Exhibit 10.2 to Form 10-Q for the quarter ended January 1, 1995).

10.20.2*#	Consulting Agreement and General Release between the Registrant and Richard Schwartz (Exhibit 10.20.2 to Form 10-K for the fiscal year ended March 31, 1999).
10.22*#	Compensation Arrangement between the Registrant and Scott S. Meyers (Exhibit 10.32 to Form 10-K for the fiscal year ended March 31, 1996).
10.23*#	Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended December 27, 1998).
10.24#	Amended and Restated Employment Agreement between the Registrant and Paul David Miller dated March 30, 2001.
10.25*#	Honeywell Supplementary Retirement Plan (SRP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 1992).
10.26*#	Honeywell Supplementary Executive Retirement Plan for Compensation in Excess of $200,000 (assumed by the Registrant as to certain of its employees (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1992).
10.27*#	Honeywell Supplementary Executive Retirement Plan for CECP Participants (assumed by the Registrant as to certain of its employees formerly employed by Honeywell) (Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 1992).
10.28*	Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).
10.29*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).
10.30*	Asset Purchase Agreement dated as of December 22, 1996 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.1 to Form 8-K dated February 28, 1997).
10.30.1*	Amendment to Asset Purchase Agreement dated February 28, 1997 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.2 to Form 8-K dated February 28, 1997).
10.31*#	Separation Agreement and General Release between the Registrant and Don L. Sticinski (Exhibit 10.1 to Form 10-Q for the quarter ended October 1, 2000).
10.32*#	Separation Agreement and General Release between the Registrant and Geoffrey B. Courtright (Exhibit 10.2 to Form 10-Q for the quarter ended October 1, 2000).
21	Subsidiaries of the Registrant.
23	Consent of Independent Auditors.
24	Powers of Attorney.

(b) Reports on Form 8-K

    During the quarter ended March 31, 2001, the Company filed one report on Form 8-K relating to Item Nos. 5 and 9, on February 1, 2001. No financial statements were filed.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.
Date: June 19, 2001	By:	/s/ ERIC S. RANGEN Eric S. Rangen Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ PAUL DAVID MILLER Paul David Miller	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ ERIC S. RANGEN Eric S. Rangen	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ PAULA J. PATINEAU Paula J. Patineau	Senior and Vice President—Human Resources (Principal Accounting Officer)
/s/ SCOTT S. MEYERS Scott S. Meyers	Director and President
* Frances D. Cook	Director
* Gilbert F. Decker	Director
* Thomas L. Gossage	Director
* Jonathan G. Guss	Director
* David E. Jeremiah	Director
* Gaynor N. Kelley	Director

* Joseph P. Mazzella	Director
* Robert W. RisCassi	Director
* Michael T. Smith	Director
Date: June 19, 2001	By:	/s/ SCOTT S. MEYERS Attorney-in-fact

ALLIANT TECHSYSTEMS INC.

FORM 10-K

EXHIBIT INDEX

    The following exhibits are filed electronically with this report unless the exhibit number is followed by an asterisk (*), in which case the exhibit is incorporated by reference from the document listed. The applicable Securities and Exchange Commission File Number is 1-10582 unless otherwise indicated.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
3(i).1*	Restated Certificate of Incorporation, effective July 20, 1990 (Exhibit 3.1 to Amendment No. 1 to Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990 (the "Form 10")).
3(i).2*	Certificate of Correction, effective September 21, 1990 (Exhibit 3.1 to Registration Statement on Form S-4, File No. 33-91138, filed with the Securities and Exchange Commission on April 13, 1995 (the "Form S-4")).
3(i).3*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3.3 to the Form S-4).
3(ii)*	By-Laws, as amended through May 10, 1999 (Exhibit 3(ii) to Form 8-K dated May 10, 1999).
4.1*	Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to Amendment No. 1 to the Form 10).
4.2*	Rights Agreement, dated as of September 24, 1990, between the Registrant and Manufacturers Hanover Trust Company (Exhibit 4.2 to Post-Effective Amendment No. 1 to the Form 10).
4.2.1*	First Amendment to Rights Agreement, dated as of August 4, 1992, between the Registrant and Chemical Bank (successor to Manufacturers Hanover Trust Company) (Exhibit 4.2.1 to Form 10-K for the fiscal year ended March 31, 1993).
4.2.2*	Rescission Agreement, dated as of May 26, 1993, between the Registrant and Chemical Bank (Exhibit 4.2.2 to Form 10-K for the fiscal year ended March 31, 1993).
4.2.3*	Second Amendment to Rights Agreement, dated as of October 28, 1994, between the Registrant and Chemical Bank (Exhibit 4 to Form 8-K dated October 28, 1994).
4.2.4*	Third Amendment to Rights Agreement, dated March 16, 1999 between the Registrant and The Chase Manhattan Bank (Exhibit 4 to Form 8-A/A filed March 23, 1999).
4.3*	Form of Amended and Restated Credit Agreement, dated as of November 23, 1998 between the Registrant and The Chase Manhattan Bank (the "Continuing Credit Agreement") (Exhibit 9(b)(2) to Schedule 13E-4 dated November 30, 1998).
4.4*	Form of Credit Agreement, dated as of November 23, 1998 between the Registrant and The Chase Manhattan Bank (the "Credit Agreement") (Exhibit 9(b)(3) to Schedule 13E-4 dated November 30, 1998).
4.5*	Form of Waiver and Amendment, dated as of March 29, 1999, to the Credit Agreement and the Continuing Credit Agreement (Exhibit 4.5 to Form 10-K for the fiscal year ended March 31, 1999).
10.1*	Distribution Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.1 to Amendment No. 2 to the Form 10).
10.2*	Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1 to the Form 10).
10.3*	Intellectual Property Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.4 to Amendment No. 2 to the Form 10).
10.3.1*	Amendment No. 1 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.1 to Form 10-K for the fiscal year ended March 31, 1992).

10.3.2*	Amendment No. 2 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.2 to Form 10-K for the fiscal year ended March 31, 1992).
10.3.3*	Amendment No. 3 to Intellectual Property Agreement, dated July 30, 1992 (Exhibit 10.4.3 to Form 10-Q for the quarter ended October 3, 1993).
10.4*	Tax Sharing Agreement, dated as of September 28, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2 to the Form 10).
10.5*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended October 2, 1994).
10.5.1*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended July 4, 1994).
10.5.3*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Form 10-Q for the quarter ended June 29, 1997).
10.7*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form 10).
10.8*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 1998).
10.8.1*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to Form 10-K for the fiscal year ended March 31, 1998).
10.8.2*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to Form 10-K for the fiscal year ended March 31, 1998).
10.9*#	Form of Retention Agreement between the Registrant and certain of its officers (Exhibit 10.18 to Amendment No. 1 to the Form 10).
10.10*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10 to Form 10-Q for the quarter ended September 27, 1998).
10.11*#	Form of Non-Qualified Stock Option Agreement (Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1990).
10.12*#	Form of Employment Restrictions Agreement (Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1990).
10.13*#	Hercules Supplementary Employee Retirement Plan (SERP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.38 to the Form S-4).
10.14*#	Management Compensation Plan (Exhibit 10.14 to Amendment No. 1 to the Form 10).
10.14.1*#	Amendment 1 to Alliant Techsystems Inc. Management Compensation Plan (Exhibit 10.1 to Form 10-Q for the quarter ended July 2, 2000).
10.15*#	Flexible Perquisite Account description. (Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 1994).
10.16*#	Restricted Stock Plan for Non-Employee Directors (Exhibit 10.13 to Amendment No. 1 to Form 10).
10.16.1*#	Non-Employee Director Restricted Stock Plan (Appendix B to Proxy Statement dated July 3, 1996).
10.16.2*#	Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended September 29, 1996).
10.17*#	Deferred Fee Plan for Non-Employee Directors (as amended and restated November 24, 1992) (Exhibit 10.18 to Form 10-K for the fiscal year ended March 31, 1993).
10.18*#	Non-employee director per diem arrangement (Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 1992).
10.19*#	Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan (Exhibit 10.3 to Form 10-Q for quarter ended October 1, 2000).
10.19.1*#	Trust Under Income Security Plan, dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to Form 10-K for the fiscal year ended March 31, 1998).

10.20*#	Form of Employment Letter Agreement, dated October 27, 1994, between the Registrant and Richard Schwartz (Exhibit 10.1 to Form 10-Q for the quarter ended January 1, 1995).
10.20.1*#	Indemnification Agreement, dated as of October 28, 1994, between the Registrant and Richard Schwartz (Exhibit 10.2 to Form 10-Q for the quarter ended January 1, 1995).
10.20.2*#	Consulting Agreement and General Release between the Registrant and Richard Schwartz (Exhibit 10.20.2 to Form 10-K for the fiscal year ended March 31, 1999).
10.22*#	Compensation Arrangement between the Registrant and Scott S. Meyers (Exhibit 10.32 to Form 10-K for the fiscal year ended March 31, 1996).
10.23*#	Form of Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended December 27, 1998).
10.24#	Amended and Restated Employment Agreement between the Registrant and Paul David Miller dated March 30, 2001.
10.25*#	Honeywell Supplementary Retirement Plan (SRP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 1992).
10.26*#	Honeywell Supplementary Executive Retirement Plan for Compensation in Excess of $200,000 (assumed by the Registrant as to certain of its employees (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1992).
10.27*#	Honeywell Supplementary Executive Retirement Plan for CECP Participants (assumed by the Registrant as to certain of its employees formerly employed by Honeywell) (Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 1992).
10.28*	Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).
10.29*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).
10.30*	Asset Purchase Agreement dated as of December 22, 1996 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.1 to Form 8-K dated February 28, 1997).
10.30.1*	Amendment to Asset Purchase Agreement dated February 28, 1997 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.2 to Form 8-K dated February 28, 1997).
10.31*#	Separation Agreement and General Release between the Registrant and Don L. Sticinski (Exhibit 10.1 to Form 10-Q for the quarter ended October 1, 2000).
10.32*#	Separation Agreement and General Release between the Registrant and Geoffrey B. Courtright (Exhibit 10.2 to Form 10-Q for the quarter ended October 1, 2000).
21	Subsidiaries of the Registrant.
23	Consent of Independent Auditors.
24	Powers of Attorney.

QuickLinks

PART I
Aerospace
Conventional Munitions
Defense Systems
Facilities and Offices
PART II
CONSOLIDATED INCOME STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
ALLIANT TECHSYSTEMS INC. FORM 10-K EXHIBIT INDEX