Form 10-Q
period 2001-07-01
ALLIANT TECHSYSTEMS INC
filed 2001-08-15
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2001

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 1-10582

ALLIANT TECHSYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1672694
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

600 Second Street N.E.
Hopkins, Minnesota	55343-8384
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (952) 931-6000

Not Applicable
(Former name, former address and former fiscal year
if changed from last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

             As of July 1, 2001, the number of shares of the registrant’s common stock, par value $.01 per share, outstanding was 14,149,762.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	QUARTER ENDED

(In thousands except per share data)	July 1, 2001	July 2, 2000

Sales	$395,216	$270,084
Cost of sales	315,401	216,491

Gross margin	79,815	53,593

Operating expenses:
Research and development	4,016	1,533
Selling	8,922	6,737
General and administrative	18,091	14,086

Total operating expenses	31,029	22,356

Earnings from continuing operations before interest and income taxes	48,786	31,237
Interest expense	(19,674)	(8,708)
Interest income	316	214

Earnings from continuing operations before income taxes	29,428	22,743
Income tax provision	11,183	7,778
Minority interest expense, net of income taxes	255

Income from continuing operations	17,990	14,965
Loss on disposal of discontinued operations, net of income taxes	(4,650)

Income before extraordinary loss	13,340	14,965
Extraordinary loss on early extinguishment of debt, net of income taxes	(10,200)

Net income	$3,140	$14,965

Basic earnings per common share:
Income from continuing operations	$1.27	$1.10
Discontinued operations	(0.33)
Extraordinary loss	(0.72)

Basic earnings per common share	$0.22	$1.10

Diluted earnings per common share:
Income from continuing operations	$1.22	$1.08
Discontinued operations	(0.32)
Extraordinary loss	(0.69)

Diluted earnings per common share	$0.21	$1.08

Average number of common shares	14,128	13,572

Average number of common and dilutive shares	14,756	13,822

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands except share data)	July 1, 2001	March 31, 2001

Assets
Current assets:
Cash and cash equivalents	$45,432	$27,163
Receivables	350,832	214,724
Net inventory	74,708	54,136
Deferred income tax asset	16,478	16,478
Other current assets	23,721	20,322

Total current assets	511,171	332,823

Net property, plant, and equipment	607,698	303,188
Goodwill	483,170	117,737
Prepaid and intangible pension assets	300,498	106,048
Other assets and deferred charges	60,562	19,708

Total assets	$1,963,099	$879,504

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$14,205	$69,200
Accounts payable	69,635	71,758
Contract advances and allowances	43,218	34,494
Accrued compensation	59,706	38,487
Accrued income taxes	26,118	11,873
Other accrued liabilities	110,355	66,151

Total current liabilities	323,237	291,963

Long-term debt	966,086	207,909
Deferred income tax liability	132,818	28,636
Post-retirement and post-employment benefits liability	247,555	108,203
Other long-term liabilities	92,142	44,461

Total liabilities	1,761,838	681,172

Contingencies
Common stock - $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding 14,149,762 shares at July 1,
2001 and 14,070,569 at March 31, 2001	185	185
Additional paid-in-capital	230,660	231,598
Retained earnings	268,320	265,180
Unearned compensation	(3,185)	(3,854)
Other comprehensive income	(10,632)	(6,140)
Common stock in treasury, at cost 4,347,009 shares held at July 1, 2001 and 4,426,202 at March 31, 2001	(284,087)	(288,637)

Total stockholders' equity	201,261	198,332

Total liabilities and stockholders' equity	$1,963,099	$879,504

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	QUARTER ENDED

	July 1, 2001	July 2, 2000

Operating activities
Net income	$3,140	$14,965
Adjustments to net income to arrive at cash provided by (used for) operating activities
Depreciation	12,025	9,355
Amortization of intangible assets and unearned compensation	4,343	1,844
Deferred income tax	216
(Gain) loss on disposal of property	(65)	508
Minority interest expense, net of income taxes	255
Loss on disposal of discontinued operations, net of income taxes	4,650
Extraordinary loss on early extinguishment of debt, net of income taxes	10,200
Changes in assets and liabilities:
Receivables	9,260	(15,483)
Inventory	(226)	3,721
Accounts payable	(21,872)	(12,349)
Contract advances and allowances	6,183	(6,679)
Accrued compensation	(7,063)	(7,373)
Accrued income taxes	14,160	7,131
Accrued environmental	(1,293)	(98)
Pension and post-retirement benefits	1,273	(5,869)
Other assets and liabilities	5,767	(10,182)

Cash provided by (used for) operating activities	40,953	(20,509)

Investing activities
Capital expenditures	(7,546)	(5,481)
Acquisition of business	(685,000)
Proceeds from sale of a portion of a subsidiary	5,892
Proceeds from disposition of property, plant, and equipment	244	(10)

Cash used for investing activities	(686,410)	(5,491)

Financing activities
Net borrowings on line of credit		20,000
Payments made on bank debt	(345,018)	(13,912)
Payments made to extinguish debt	(276,800)
Proceeds from issuance of long-term debt	1,325,000
Payments made for debt issue costs	(43,062)
Net purchase of treasury shares	1,289	(3,043)
Proceeds from exercised stock options	2,317	1,217

Cash provided by financing activities	663,726	4,262

Increase (decrease) in cash and cash equivalents	18,269	(21,738)
Cash and cash equivalents - beginning of period	27,163	45,765

Cash and cash equivalents - end of period	$45,432	$24,027

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
Quarter Ended July 1, 2001

1.          Acquisition

             On April 20, 2001, the Company acquired Alcoa Inc.’s Thiokol Propulsion business (Thiokol) for $685 million in cash.  The Company used the purchase method of accounting to account for the acquisition, and, accordingly, the results of Thiokol are included in the consolidated financial statements since the date of acquisition.  The purchase price was allocated to the assets and liabilities of Thiokol based on fair value.  This allocation was preliminary and is subject to further adjustment.  The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill and will be amortized over 40 years.

             Pro forma information on results of operations as if Thiokol had been acquired on April 1, 2000 is as follows (in thousands, except per share amounts):
	Quarter Ended

	July 1, 2001	July 2, 2000

Sales	$428,172	$396,861
Income before extraordinary loss	12,431	15,007
Net income	12,431	4,807

Basic earnings per common share:
Income before extraordinary loss	$0.88	$1.11
Net income	0.88	0.35

Diluted earnings per common share:
Income before extraordinary loss	0.84	1.09
Net income	0.84	0.35

             The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisition actually occurred on the assumed acquisition date.

2.          Long-Term Debt

             In connection with the Company’s acquisition of Thiokol, the Company entered into new senior credit facilities totaling $1,050 million.  The senior credit facilities, which refinanced the Company’s previously existing bank facilities, consist of a six-year revolving credit facility of $250 million, a $300 million six-year Tranche A term loan, and a $500 million eight-year Tranche B term loan.  The Company also borrowed $125 million under a senior subordinated credit facility.  Interest charges under the $250 million revolving credit facility and the Tranche A term loan are at the London Inter-Bank Offering Rate (LIBOR), plus a margin based on the Company’s consolidated leverage ratio, currently 2.75%.  Interest charges under the Tranche B term loan accrue at LIBOR plus 3.00%.  A portion of the proceeds from the senior credit facilities were used to repay the $277 million of previously-existing debt, and the remainder was used to finance the purchase price for Thiokol.              On May 14, 2001, the Company issued $400 million total principal amount of senior subordinated notes, that mature on May 15, 2011, in a private placement.  Interest on the outstanding notes accrues at a rate of 8.5% and is payable semi-annually on May 15 and November 15 of each year.  The net proceeds from these notes were used to repay in full the $125 million senior subordinated credit facility and to repay approximately $195.7 million of Tranche A term loans and approximately $65 million of revolving credit loans issued in connection with the initial financing of the Thiokol acquisition.  In June 2001, the Company prepaid $20 million of the Tranche A term loan.

             As a result of these financing activities, debt issue costs of $10.2 million, net of $6.3 million in taxes, were written-off during the quarter ended July 1, 2001 and recorded as an extraordinary loss on early extinguishment of debt.

             As of July 1, 2001, the Company had no borrowings against its $250.0 million bank revolving credit facility.  The Company had outstanding letters of credit of $48.7 million, which reduced amounts available on the revolving facility to $201.3 million at July 1, 2001.

             On July 25, 2001, the Company prepaid an additional $20 million on the Tranche A term loan.  The scheduled minimum loan payments on outstanding long-term debt are now $9.3 million for the remainder of fiscal 2002, and $13.4, $14.5, $16.6, and $17.6 million in fiscal 2003 through 2006, respectively, and $888.9 million thereafter.  Final scheduled debt payment will be made in fiscal 2008 on Tranche A and fiscal 2010 on Tranche B.  The Company’s total debt (line of credit borrowings, current portion of debt and long-term debt) as a percentage of total capitalization was 83% on July 1, 2001, compared to 58% on March 31, 2001.

             Net interest paid during the quarters ended July 1, 2001 and July 2, 2000 totaled $4.7 million and $8.2 million, respectively.

3.          Derivative Instruments and Hedging Activities

             As of April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and recorded a transition adjustment that decreased other comprehensive income (OCI) by $8.2 million, which is reported as a cumulative effect of accounting change in comprehensive income.  The transition adjustment relates to the Company’s hedging activities through March 31, 2001.  The hedging activities which resulted in the $8.2 million adjustment to OCI are interest rate swaps with a fair value of $(8.1) million and certain commodity and foreign currency contracts with a fair value of $(0.1) million, all of which have been designated as cash flow hedges.

             The Company currently has interest rate swaps with a total notional amount of $506.8 million.  The following table summarizes the Company’s interest rate swaps as of July 1, 2001 (in thousands):
	Notional Amount	Interest Rate	Maturity Date
Amortizing swap	$142,800	6.59%	November 2004
Amortizing swap	132,000	5.25	December 2005
Amortizing swap	132,000	5.27	December 2005
Non-amortizing swap	100,000	6.06	November 2008

             The fair market value of the Company’s interest rate swaps is $(5.6) million at July 1, 2001, an increase of $2.5 million since March 31, 2001.  This increase in the fair value was recorded as an increase to OCI during the quarter ended July 1, 2001.  The interest rate swaps are recorded within other long-term liabilities on the balance sheet.

4.          Share Repurchase Program

             As of July 1, 2001, repurchases of approximately 1.8 million shares have been made under the Company’s currently authorized share repurchase programs, aggregating approximately $80.3 million.  No repurchases were made during the quarter ended July 1, 2001.  Any repurchases made under this program are subject to market conditions and the Company’s compliance with its debt covenants.  The Company’s debt covenants allow the Company to make up to an additional $25 million in restricted payments, including stock repurchases.

5.          Other Liabilities

             The major categories of current and long-term accrued liabilities are as follows (in thousands):
	Quarter Ended

	July 1, 2001	March 31, 2001

Employee benefits and insurance	$30,184	$20,983
Legal	13,544	5,872
Interest	14,049	92
Warranty	9,880	8,902
Other	42,698	30,302

Other accrued liabilities-current	$110,355	$66,151

Environmental remediation – long-term	$35,979	$24,778
Supplemental employee retirement plan	15,642	14,919
Minority interest in subsidiary	5,866
Interest rate swaps	5,560
Other	29,095	4,764

Other long-term liabilities	$92,142	$44,461

             The increase in most of these accruals is due to the addition of Thiokol.

6.          Income Taxes

             Tax payments of $0.3 million and $0.6 million were made during the quarters ended July 1, 2001 and July 2, 2000, respectively.  During the quarter ended July 1, 2001, the Company received an income tax refund of $12.5 million.

             The Company’s provision for income taxes includes both federal and state income taxes.  Income tax expense was $11.2 million for the quarter ended July 1, 2001, compared to $7.8 million for the quarter ended July 2, 2000, representing an effective tax rate of 38.0% and 34.2% for the quarters ended July 1, 2001 and July 2, 2000, respectively.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.  The estimated effective tax rate for fiscal 2002 is reflective of the Company’s best estimate of the fiscal 2002 tax implications associated with its business strategies.

7.          Contingencies

             Environmental Remediation Liabilities - The Company is subject to various local and national laws relating to protection of the environment.  A number of the Company’s facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination.  At July 1, 2001, the accrued liability for environmental remediation of $49.6 million represents the Company’s best estimate of the present value of the probable and reasonably estimable costs related to the Company’s known remediation obligations.  It is expected that a portion of the Company’s environmental costs will be recovered by the Company.  As recoverability of those amounts is estimated to be probable, the Company has recorded a receivable of $19.2 million, representing the present value of those amounts at July 1, 2001.  The receivable primarily represents the expected recoverability of costs associated with the Aerospace operations acquired from Hercules in March 1995, whereby the Company generally assumed responsibility for environmental compliance at these facilities.  It is expected that much of the compliance and remediation costs associated with these facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership).  The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 31, 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline.  The accrual for environmental remediation liabilities, and the associated receivable for recovery thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5%.  The following is a summary of the amounts recorded for environmental remediation at July 1, 2001 (in thousands):
	Accrued Environment Liability	Environmental Costs - Reimbursement Receivable

Amounts (Payable)/Receivable	$(63,307)	$21,658
Unamortized Discount	13,755	(2,480)

Present Value Amounts (Payable)/Receivable	$(49,552)	$19,178

             At July 1, 2001, the estimated discounted range of reasonably possible costs of environmental remediation is between $49 and $88 million.  The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

             Litigation – The Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company’s business.  The Company has substantial U.S. Government contracts and is subject to defective pricing claims and cost accounting standards non-compliance claims by the U.S. Government.  The prices in the Company’s U.S. Government contracts and subcontracts are subject to price adjustment.  The Company believes that resolution of these claims and legal proceedings will not materially affect the Company’s financial condition or results of operations.

8.          Comprehensive Income

             Comprehensive income for the quarters ended July 1, 2001 and July 2, 2000 consists of the following (in thousands):
	Quarters Ended
	July 1, 2001	July 2, 2000

Net income	$3,140	$14,965
Cumulative effect of adoption of SFAS 133	(8,161)
Change in fair value of derivatives	2,607
Change in fair value of available-for-sale securities	719

Total comprehensive income	$(1,695)	$14,965

9.          Earnings Per Share Data

             Basic Earnings Per Share (EPS) is computed based upon the weighted average number of common shares outstanding for each period presented.  Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares.  Common equivalent shares represent the effect of redeemable common stock and stock options outstanding during each period presented, which, if exercised, would have a dilutive effect on EPS.  In computing EPS for the quarters ended July 1, 2001 and July 2, 2000, net income as reported for each respective period is divided by:
	Quarters Ended

	July 1, 2001	July 2, 2000

Basic EPS:
- Average shares outstanding	14,128	13,572

Diluted EPS:
- Average shares outstanding	14,128	13,572
- Dilutive effect of options and redeemable common shares	628	250

Diluted EPS shares outstanding	14,756	13,822

             There were also 3,000 and 524,250 stock options that were not included in the computation of diluted EPS for the quarters ended July 1, 2001, and July 2, 2000, respectively, due to the option price being greater than the average market price of the common shares.

10.        Discontinued Operations

             During the quarter ended July 1, 2001, the Company recorded a $4.7 million loss on disposal of discontinued operations (net of $2.9 million in taxes), due to litigation related to the Company’s former marine systems operations.

11.        Joint Venture

             On June 11, 2001, the Company formed a joint venture with General Dynamics Ordnance and Tactical Systems, Inc. (General Dynamics), to which the Company contributed its contract to operate and manage the Radford Army and Ammunition Plant and some related assets.  General Dynamics contributed cash in return for a minority ownership in the joint venture.  The receipt of this cash has been recorded by the Company as cash provided by investing activities during the quarter ended July 1, 2001.  The results of the joint venture are included in the Company’s consolidated financial statements, and General Dynamics’ portion of the joint venture’s income has been recorded as minority interest expense, net of income taxes, in the consolidated income statement.

12.        Business Segment Information

             On April 1, 2001, the Company realigned its business operations, combining the Conventional Munitions and Defense Systems groups, and now has two operating segments:  Aerospace and Defense.  These operating segments are defined based on the management reporting and reporting used by the CEO beginning in the first quarter of fiscal 2002. The Aerospace operating segment designs, develops, and manufactures solid rocket propulsion systems for space, strategic, and tactical applications and composite structures for military and commercial aircraft, space launch vehicles, satellites, spacecraft, and weapons systems.  The Defense operating segment designs, develops, and manufactures small-, medium-, and large-caliber ammunition, munitions propellants, commercial gunpowder, anti-tank systems, tactical barrier systems, precision-guided munitions, electronic warfare systems, infantry weapon systems, electro-mechanical and electronic fuzes and proximity sensors, and lithium batteries for military and aerospace applications.

             In addition to the two operating segments, certain administrative functions are primarily managed by the Company at the corporate headquarters level (Corporate).  Some examples of such functions are human resources, pension and post-retirement benefits, legal, tax, and treasury.  Significant assets and liabilities managed at Corporate include those associated with debt, pension and post-retirement benefits, environmental liabilities, and income taxes.  As the Company’s results of operations are substantially all earned in the United States for federal tax purposes, substantially all of the Company’s deferred tax assets and liabilities reflect temporary basis differences between U.S. tax regulations and generally accepted accounting principles.  A capital-employed charge (interest expense) is allocated to each operating segment based on net assets employed, using a 9.0% rate, which approximates the Company’s overall borrowing rate.  Earnings from continuing operations before income taxes at Corporate is primarily reflective of the Company’s 9.0% charge to the Company’s operating segments for capital employed.  Net capital employed at Corporate is historically a negative number (i.e., a net liability) due primarily to the fact that certain significant liabilities are accounted for at Corporate, including accrued post-retirement benefits, taxes, and environmental liabilities.

             Long-lived assets held at the operating segment level primarily reflect property, plant, and equipment, goodwill, and capitalized debt issuance costs.  Pension and post-retirement benefit expenses are allocated to each operating segment based on relative headcounts and types of benefits offered in each respective segment.  Environmental expenses are allocated to each operating segment based on the origin of the underlying environmental cost.  Transactions between operating segments are recorded at the segment level, consistent with the Company’s financial accounting policies.  Intercompany balances and transactions are eliminated at the Company’s consolidated financial statements level.  These eliminations are shown below in “Other”.

             The following summarizes the company's results by operating segment (in thousands):
	Quarter Ended July 1, 2001
	Aerospace	Defense	Other	Total

Revenue
External customers	$232,656	$162,560		$395,216
Intercompany	9,707	535	$(10,242)	—

Total	242,363	163,095	(10,242)	395,216
Capital expenditures	4,471	3,075		7,546
Depreciation	9,878	2,147		12,025
Amortization	3,056	594	693	4,343
Interest	(24,694)	(3,708)	9,044	(19,358)
Earnings from continuing operations before income taxes	9,332	13,037	7,059	29,428
Long-lived assets	988,775	96,554	36,247	1,121,576
Total assets	1,442,978	266,196	253,925	1,963,099

	Quarter Ended July 2, 2000
	Aerospace	Defense	Other	Total

Revenue
External customers	$118,561	$151,523		$270,084
Intercompany	7,354	696	$(8,050)	—

Total	125,915	152,219	(8,050)	270,084
Capital expenditures	2,484	2,997		5,481
Depreciation	7,251	2,104		9,355
Amortization	805	642	397	1,844
Interest	(9,055)	(3,444)	4,005	(8,494)
Earnings from continuing operations before income taxes	13,022	6,550	3,171	22,743
Long-lived assets	334,425	122,281	5,296	462,002
Total assets	451,993	287,324	140,187	879,504

13.        Fair Presentation

             The figures set forth in this quarterly report are unaudited but, in the opinion of the Company, include all adjustments necessary for a fair presentation of the results of operations for the quarters ended July 1, 2001 and July 2, 2000.  The Company’s accounting policies are described in the notes to consolidated financial statements in its fiscal 2001 Annual Report on Form 10-K.

14.        Reclassifications

             Certain reclassifications have been made to the fiscal 2001 consolidated financial statements, as previously reported, to conform to current classification.  These reclassifications did not change the net income from operations as previously reported.

15.        Supplemental Guarantor Financial Information

             The Company’s $400 million senior subordinated notes are guaranteed by certain domestic subsidiaries of the Company.  Each of the guarantors will jointly and severally irrevocably and unconditionally guarantee, on an unsecured senior subordinated basis, payment on these notes.

             The following presents condensed consolidating financial statements as of July 1, 2001 and March 31, 2001 and for the quarters ended July 1, 2001 and July 2, 2000, of Alliant Techsystems Inc. – the parent company, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis), and elimination entries necessary to combine such entities on a consolidated basis.  Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to holders of the notes.

Income Statement Consolidating Schedule
Quarter Ended July 1, 2001
In thousands

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Sales		$374,610	$32,685	$(12,079)	$395,216
Cost of sales	$1,300	301,453	24,945	(12,297)	315,401

Gross margin	(1,300)	73,157	7,740	218	79,815
Operating expenses:
Research and development		3,523	493		4,016
Selling	(1,231)	9,685	468		8,922
General and administrative	1,931	14,419	1,875	(134)	18,091

Total operating expenses	700	27,627	2,836	(134)	31,029

Earnings from continuing operations before interest and income taxes	(2,000)	45,530	4,904	352	48,786
Interest expense		(19,029)	(645)		(19,674)
Interest income	213	103	3,316	(3,316)	316

Earnings from continuing operations before income taxes	(1,787)	26,604	7,575	(2,964)	29,428
Income tax provision	(679)	10,110	2,837	(1,085)	11,183
Minority interest expense, net of income taxes			255		255

Income from continuing operations	(1,108)	16,494	4,483	(1,879)	17,990
Loss on disposal of discontinued operations, net of income taxes	(4,650)				(4,650)

Income before extraordinary loss	(5,758)	16,494	4,483	(1,879)	13,340
Extraordinary loss on early extinguishment of debt, net of income taxes		(9,865)	(335)		(10,200)

Net income	$(5,758)	$6,629	$4,148	$(1,879)	$3,140

Income Statement Consolidating Schedule
Quarter Ended July 2, 2000
In thousands

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Sales		$236,094	$42,434	$(8,444)	$270,084
Cost of sales	$(600)	191,696	35,856	(10,461)	216,491

Gross margin	600	44,398	6,578	2,017	53,593
Operating expenses:
Research and development		1,328	205		1,533
Selling	370	5,623	744		6,737
General and administrative	1,628	10,556	1,988	(86)	14,086

Total operating expenses	1,998	17,507	2,937	(86)	22,356

Earnings from continuing operations before interest and income taxes	(1,398)	26,891	3,641	2,103	31,237
Interest expense		(7,053)	(1,655)		(8,708)
Interest income	212	2	3,307	(3,307)	214

Earnings from continuing operations before income taxes	(1,186)	19,840	5,293	(1,204)	22,743
Income tax provision	(406)	6,785	1,820	(421)	7,778

Net income	$(780)	$13,055	$3,473	$(783)	$14,965

Balance Sheet Consolidating Schedule
July 1, 2001
In thousands

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$39,074	$2,920	$3,438		$45,432
Receivables	(760)	314,703	36,889		350,832
Net inventory		71,236	3,472		74,708
Deferred income tax asset (liability)	891	(12,471)	28,058		16,478
Other current assets	19,446	(238)	4,513		23,721

Total current assets	58,651	376,150	76,370	-	511,171
Net property, plant, and equipment	7,434	593,335	6,929		607,698
Goodwill		467,232	15,938		483,170
Prepaid and intangible pension assets	300,498				300,498
Other assets and deferred charges	9,605	47,769	119,007	$(115,819)	60,562

Total assets	$376,188	$1,484,486	$218,244	$(115,819)	$1,963,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt		$13,739	$466		$14,205
Accounts payable	$4,874	60,791	3,970		69,635
Contract advances and allowances		37,192	6,026		43,218
Accrued compensation	4,787	52,272	2,647		59,706
Accrued income taxes	(1,490)	20,852	6,756		26,118
Other accrued liabilities	51,715	50,508	8,132		110,355

Total current liabilities	59,886	235,354	27,997	-	323,237
Long-term debt		934,400	31,686		966,086
Deferred income tax liability	(8,065)	112,901	27,982		132,818
Post-retirement and post-employment
benefits liability	175,700		71,855		247,555
Other long-term liabilities	43,639	25,494	23,009		92,142

Total liabilities	271,160	1,308,149	182,529	-	1,761,838

Contingencies
Common stock	177		208	$(200)	185
Additional paid-in-capital	230,660		54,592	(54,592)	230,660
Retained earnings	215,190	46,161	15,332	(8,363)	268,320
Corporate investment	(42,747)	129,828	(34,417)	(52,664)	-
Unearned compensation	(3,185)				(3,185)
Other comprehensive income	(10,980)	348			(10,632)
Common stock in treasury, at cost	(284,087)				(284,087)

Total stockholders' equity	105,028	176,337	35,715	(115,819)	201,261

Total liabilities and stockholders' equity	$376,188	$1,484,486	$218,244	$(115,819)	$1,963,099

Balance Sheet Consolidating Schedule
March 31, 2001
In thousands

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$24,580	$10	$2,573		$27,163
Receivables		176,257	38,701	$(234)	214,724
Net inventory		52,704	1,198	234	54,136
Deferred income tax asset (liability)	559	(12,650)	28,569		16,478
Other current assets	16,943	2,579	800		20,322

Total current assets	42,082	218,900	71,841	-	332,823
Net property, plant, and equipment	8,557	286,778	7,853		303,188
Goodwill		101,681	16,056		117,737
Prepaid and intangible pension assets	106,048				106,048
Other assets and deferred charges	11,992	4,534	119,001	(115,819)	19,708

Total assets	$168,679	$611,893	$214,751	$(115,819)	$879,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt		$56,228	$12,972		$69,200
Accounts payable	$8,323	58,013	5,422		71,758
Contract advances and allowances		30,907	3,587		34,494
Accrued compensation	7,523	30,647	317		38,487
Accrued income taxes	(377)	8,535	3,715		11,873
Other accrued liabilities	38,905	22,312	4,934		66,151

Total current liabilities	54,374	206,642	30,947	-	291,963
Long-term debt		168,935	38,974		207,909
Deferred income tax liability	28,636				28,636
Post-retirement and post-employment benefits liability	35,046		73,157		108,203
Other long-term liabilities	27,141		17,320		44,461

Total liabilities	145,197	375,577	160,398	-	681,172

Contingencies
Common stock	177		208	(200)	185
Additional paid-in-capital	231,598		54,592	(54,592)	231,598
Retained earnings	124,827	110,262	35,436	(5,345)	265,180
Corporate investment	(34,489)	126,054	(35,883)	(55,682)	-
Unearned compensation	(3,854)				(3,854)
Other comprehensive income	(6,140)				(6,140)
Common stock in treasury, at cost	(288,637)				(288,637)

Total stockholders' equity	23,482	236,316	54,353	(115,819)	198,332

Total liabilities and stockholders' equity	$168,679	$611,893	$214,751	$(115,819)	$879,504

Statement of Cash Flows Consolidating Schedule
Quarter Ended July 1, 2001
In thousands

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Operating activities
Net income	$(5,758)	$6,629	$4,148	$(1,879)	$3,140
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	491	10,614	920		12,025
Amortization of intangible assets and unearned compensation	1,370	2,855	118		4,343
Deferred income tax	19	(257)	454		216
Loss (gain) on disposal of property	4	(69)			(65)
Minority interest expense, net of income taxes			255		255
Loss on disposal of discontinued operations, net of income taxes	4,650				4,650
Extraordinary loss on early extinguishment of debt, net of income taxes		9,865	335		10,200
Changes in assets and liabilities:
Receivables	760	6,922	1,812	(234)	9,260
Inventory		1,814	(2,274)	234	(226)
Accounts payable	(3,609)	(16,971)	(1,292)		(21,872)
Contract advances and allowances		3,744	2,439		6,183
Accrued compensation	(2,736)	(6,657)	2,330		(7,063)
Accrued income taxes	(1,076)	12,232	3,004		14,160
Accrued environmental	(1,115)		(178)		(1,293)
Pension and post-retirement benefits	2,575		(1,302)		1,273
Other assets and liabilities	(11,369)	15,820	1,316		5,767

Cash (used for) provided by operating activities	(15,794)	46,541	12,085	(1,879)	40,953

Investing activities
Capital expenditures	(511)	(7,035)			(7,546)
Acquisition of business		(685,000)			(685,000)
Proceeds from sale of a portion of a subsidiary			5,892		5,892
Proceeds from the disposition of property, plant, and equipment		244			244

Cash (used for) provided by investing activities	(511)	(691,791)	5,892	-	(686,410)

Financing activities
Corporate cash advances, net	27,138	9,691	(38,708)	1,879	-
Payments made on bank debt		(333,702)	(11,316)		(345,018)
Payments made to extinguish debt		(267,721)	(9,079)		(276,800)
Proceeds from issuance of long-term debt		1,281,542	43,458		1,325,000
Payments made for debt issue costs		(41,650)	(1,412)		(43,062)
Dividends from subsidiary (to parent)	55		(55)		-
Net purchase of treasury shares	1,289				1,289
Proceeds from exercised stock options	2,317				2,317

Cash provided by (used for) financing activities	30,799	648,160	(17,112)	1,879	663,726

Increase in cash and cash equivalents	14,494	2,910	865	-	18,269
Cash and cash equivalents - beginning of period	24,580	10	2,573		27,163

Cash and cash equivalents - end of period	$39,074	$2,920	$3,438	$-	$45,432

Statement of Cash Flows Consolidating Schedule
Quarter Ended July 2, 2000
In thousands

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Operating activities
Net income	$(780)	$13,055	$3,473	$(783)	$14,965
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	314	8,974	67		9,355
Amortization of intangible assets and unearned compensation	820	906	118		1,844
Deferred income tax	(417)		417		-
Loss on disposal of property	12	496			508
Changes in assets and liabilities:
Receivables	2,608	(8,391)	(9,399)	(301)	(15,483)
Inventory		3,910		(189)	3,721
Accounts payable	(3,724)	(8,243)	(382)		(12,349)
Contract advances and allowances	(4,000)	(2,963)	284		(6,679)
Accrued compensation	(4,483)	(2,717)	(173)		(7,373)
Accrued income taxes	(363)	5,818	1,676		7,131
Accrued environmental liability	2		(100)		(98)
Pension and post-retirement benefits	(6,782)		913		(5,869)
Other assets and liabilities	(10,367)	(398)	583		(10,182)

Cash (used for) provided by operating activities	(27,160)	10,447	(2,523)	(1,273)	(20,509)

Investing activities
Capital expenditures	(221)	(3,590)	(1,670)		(5,481)
Proceeds from the disposition of property, plant, and equipment	(10)				(10)

Cash used for investing activities	(231)	(3,590)	(1,670)	-	(5,491)

Financing activities
Corporate cash advances, net	(13,463)	4,490	7,700	1,273	-
Net borrowings on line of credit	20,000				20,000
Payments made on bank debt		(11,269)	(2,643)		(13,912)
Dividends from (to) subsidiary (parent)	(220)		220		-
Net purchase of treasury shares	(3,043)				(3,043)
Proceeds from exercised stock options	1,217				1,217

Cash provided by (used for) financing activities	4,491	(6,779)	5,277	1,273	4,262

(Decrease) increase in cash and cash equivalents	(22,900)	78	1,084	-	(21,738)
Cash and cash equivalents at beginning of period	43,018	30	2,717		45,765

Cash and cash equivalents at end of period	$20,118	$108	$3,801	$-	$24,027

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

             Sales for the quarter ended July 1, 2001 totaled $395.2 million, an increase of $125.1 million, or 46.3%, from $270.1 million for the comparable quarter in the prior year.  Aerospace segment sales were $242.4 million, an increase of $116.5 million, or 92.5%, compared to $125.9 million for the comparable quarter of the prior year.  This increase is primarily due to the Company’s acquisition of the Thiokol Propulsion Operations (Thiokol) from Alcoa Inc.  On April 20, 2001, the Company purchased Thiokol for $685 million in cash.  The Thiokol operations generated $121.3 million in sales during the quarter ended July 1, 2001.  The majority of Thiokol’s sales are generated by two programs:  the reusable solid rocket motor for NASA’s space shuttle, and propulsion systems for the Minuteman missile program.  The increase in Aerospace sales is also due to accelerated efforts on the Longbow/Brimstone program, which generated an additional $2.4 million of sales over the comparable quarter in the prior year.  These increases were partially offset by a decrease of $13.5 million from the Titan IV B program, which is nearing completion.

             Defense segment sales were $163.1 million, an increase of $10.9 million, or 7.2%, compared to $152.2 million for the comparable quarter of the prior year.  The increase is due to an increase of $21.3 million in medium-caliber ammunition, which was driven by an international co-production program and the 25mm multi-year program being in full production in fiscal 2002.  The increase was also due to $7.6 million in additional sales of fuzes, and $5.2 million on the Objective Individual Combat Weapon, for which the Company was awarded the contract in July 2000.  The increases were offset by a decrease of $9.8 million due to the February 2001 sale of our Kilgore flares operations, a decrease of $7.8 million on our MK90 propellant program due to lower production as expected, and a decrease of $5.6 million on our Shielder anti-tank barrier system program as that contract is winding down.

             Company sales for fiscal 2002 are expected to be between $1.625 billion and $1.650 billion.

Gross Margin

             The Company’s gross margin for the quarter ended July 1, 2001 was $79.8 million, or 20.2% of sales, an increase of $26.2 million compared to $53.6 million, or 19.8% of sales, for the comparable quarter of the prior year.  The gross margin in the Aerospace segment increased primarily due to the acquisition of Thiokol, which added $23.7 million in gross margin.  The gross margin in the Defense segment also increased, due to better performance on fuze programs, which had an increase in gross margin of $4.4 million, along with an increase of $3.4 million on medium-caliber ammunition, partially offset by a decrease of $1.2 million due to the absence of Kilgore.

Operating Expenses

             The Company’s operating expenses for the quarter ended July 1, 2001, totaled $31.0 million, or 7.9% of sales, an increase of $8.6 million compared to $22.4 million, or 8.3% of sales, for the comparable quarter of the prior year.  The increase in the amount of operating expenses is due to the addition of Thiokol.  The decrease in operating expenses as a percent of sales is partially due to synergies obtained through the integration of Thiokol into our operations.  Operating expenses as a percent of sales are similar to the prior year within both segments.

             Operating expenses for fiscal 2002, as a percent of sales, are expected to be in the 7.8% to 8.2% range.

Interest Expense

             The Company’s net interest expense for the quarter ended July 1, 2001 was $19.4 million, an increase of $10.9 million compared to $8.5 million for the comparable quarter of the prior year.  The increase was due to the increase in outstanding debt, which was incurred to finance the acquisition of Thiokol.  See further discussion of the debt issuances and interest rate swaps below.

Income from Continuing Operations before Income Taxes

             The Company’s income from continuing operations before income taxes (earnings before taxes, or EBT) was $29.4 million, an increase of $6.7 million compared to $22.7 million for the comparable quarter of the prior year, the result of increased gross margin partially offset by higher interest expense.  Aerospace segment EBT for the quarter ended July 1, 2001 was $9.3 million, a decrease of $3.7 million compared to $13.0 million in the comparable quarter of the prior year.  The decrease was driven by additional interest expense on debt incurred in connection with the acquisition of Thiokol, partially offset by increased gross margin.  The additional interest expense recorded within the Aerospace segment was partially offset by increased interest income recorded by corporate on intercompany items.  Defense segment EBT for the quarter ended July 1, 2001 was $13.0 million, an increase of $6.4 million compared to $6.6 million in the comparable quarter of the prior year.  The increase was primarily the result of improved margin on fuze programs and on medium-caliber ammunition programs.

Income Taxes

             Income tax expense was $11.2 million, an increase of $3.4 million compared to $7.8 million for the comparable quarter of the prior year, representing an effective tax rate of 38.0% and 34.2% for the quarters ended July 1, 2001 and July 2, 2000, respectively.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.  The estimated effective tax rate for fiscal 2002 is reflective of our best estimate of the fiscal 2002 tax implications associated with our business strategies.

Income from Continuing Operations

             Income from continuing operations was $18.0 million, or 4.6% of sales, an increase of $3.0 million compared to $15.0 million, or 5.5% of sales, for the comparable quarter of the prior year, the result of increased gross margin partially offset by higher interest and income tax expense.

Net Income

             Net income reported for the quarter ended July 1, 2001 was $3.1 million, a decrease of $11.9 million compared to $15.0 million for the comparable quarter of the prior year.  The overall decrease was driven by two events during the quarter (a discontinued operations loss due to litigation related to the Company’s former marine systems operations and an extraordinary loss to write off debt issuance costs due to the early extinguishment of debt), along with increased operating expenses, interest expense, and income tax expense, which were partially offset by increased gross margin.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

             Cash provided by operations totaled $41.0 million for the quarter ended July 1, 2001, representing an improvement in operating cash flow of $61.5 million, compared to $20.5 million used for operations in the comparable quarter of the prior year.  The improved level of cash provided during the quarter was primarily driven by an increase in earnings from continuing operations, improved working capital, and an income tax refund of $12.5 million.

             Cash used for investing activities for the quarter ended July 1, 2001 was $686.4 million, an increase of $680.9 million compared to $5.5 million used in the comparable quarter of the prior year.  This increase in usage is primarily due to the $685 million of cash used to purchase Thiokol.  Capital expenditures in fiscal 2002 are expected to be approximately $37 million, compared to fiscal 2001 expenditures of $24.8 million.  The expected increase is primarily due to capital expenditures to be made by Thiokol.

             Cash provided by financing activities for the quarter ended July 1, 2001 totaled $663.7 million, an increase of $659.4 million compared to the $4.3 million generated in the comparable quarter of the prior year.  The increase is a result of proceeds from debt issuances relating to the Company’s acquisition of Thiokol.  In connection with this acquisition, the Company entered into new senior credit facilities totaling $1,050 million.  The senior credit facilities, which refinanced the Company’s previously existing bank facilities, consist of a six-year revolving credit facility of $250 million and $800 million of term loans.  The Company also borrowed $125 million under a senior subordinated credit facility.  A portion of the proceeds from the senior credit facilities were used to repay the $277 million of previously-existing debt and the remainder was used to finance the purchase price for Thiokol.

             On May 14, 2001, the Company issued $400 million total principal amount of senior subordinated notes, that mature on May 15, 2011, in a private placement.  The net proceeds from these notes were used to repay in full the $125 million senior subordinated credit facility and to repay approximately $195.7 million of term loans and approximately $65 million of revolving credit loans issued in connection with the initial financing of the Thiokol acquisition.  In June 2001, the Company prepaid $20 million on the term loans.

             As of July 1, 2001, the Company had no borrowings against its $250.0 million bank revolving credit facility.  The Company had outstanding letters of credit of $48.7 million, which reduced amounts available on the revolving credit facility to $201.3 million at July 1, 2001.  On July 25, 2001, the Company prepaid an additional $20 million on the term loans.  The scheduled minimum loan payments on outstanding long-term debt are now $9.3 million for the remainder of fiscal 2002, and $13.4, $14.5, $16.6, and $17.6 million in fiscal 2003 through 2006, respectively, and $888.9 million thereafter.  Final scheduled term loan debt payment will be made in fiscal 2010.  The Company’s total debt (line of credit borrowings, current portion of debt and long-term debt) as a percentage of total capitalization was 83% on July 1, 2001, compared to 58% on March 31, 2001.

             The Company currently has interest rate swaps with a total notional amount of $506.8 million.  The following table summarizes the Company’s interest rate swaps as of July 1, 2001 (in thousands):

	Notional Amount	Interest Rate	Maturity Date

Amortizing swap	$142,800	6.59%	November 2004
Amortizing swap	132,000	5.25	December 2005
Amortizing swap	132,000	5.27	December 2005
Non-amortizing swap	100,000	6.06	November 2008

             Based on the financial condition of the Company at July 1, 2001, the Company believes that future operating cash flows, combined with the availability of funding, if needed, under bank revolving credit facilities, will be adequate to fund the Company's future growth as well as service long-term obligations.

CONTINGENCIES

             Environmental Remediation Liabilities - The Company is subject to various local and national laws relating to protection of the environment.  A number of the Company’s facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination.  At July 1, 2001, the accrued liability for environmental remediation of $49.6 million represents the Company’s best estimate of the present value of the probable and reasonably estimable costs related to the Company’s known remediation obligations.  It is expected that a portion of the Company’s environmental costs will be recovered by the Company.  As recoverability of those amounts is estimated to be probable, the Company has recorded a receivable of $19.2 million, representing the present value of those amounts at July 1, 2001.  The receivable primarily represents the expected recoverability of costs associated with the Aerospace operations acquired from Hercules in March 1995, whereby the Company generally assumed responsibility for environmental compliance at these facilities.  It is expected that much of the compliance and remediation costs associated with these facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not covered through such contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership).  The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 31, 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline.  The accrual for environmental remediation liabilities, and the associated receivable for recovery thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.5%.  The following is a summary of the amounts recorded for environmental remediation at July 1, 2001 (in thousands):

	Accrued Environmental Liability	Environmental Costs - Reimbursement Receivable

Amounts (Payable)/Receivable	$(63,307)	$21,658
Unamortized Discount	13,755	(2,480)

Present Value Amounts (Payable)/Receivable	$(49,552)	$19,178

             At July 1, 2001, the estimated discounted range of reasonably possible costs of environmental remediation is between $49 and $88 million.  The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

             Litigation – The Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company’s business.  The Company has substantial U.S. Government contracts and is subject to defective pricing claims and cost accounting standards non-compliance claims by the U.S. Government.  The prices in the Company’s U.S. Government contracts and subcontracts are subject to price adjustment.  The Company believes that resolution of these claims and legal proceedings will not materially affect the Company’s financial condition or results of operations.

NEW ACCOUNTING RULES

             In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.  SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited.  The Company expects to adopt this statement on April 1, 2002, the first quarter of the Company’s fiscal 2003.  Management does not believe that SFAS 141 will have a material impact on the Company’s consolidated financial statements.

             In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment.  The Company also expects to adopt this statement on April 1, 2002.  During the quarter ended July 1, 2001, goodwill amortization totaled $3.0 million.  Management is still evaluating the impact that the adoption of SFAS 142 will have on the Company's financial statements. INFLATION

             In the opinion of management, inflation has not had a significant impact upon the results of the Company's operations.  The selling prices under contracts, the majority of which are long term, generally include estimated cost to be incurred in future periods.  These cost projections can generally be negotiated into new buys under fixed-price government contracts, while actual cost increases are recoverable on cost-type contracts.

RISK FACTORS

             Certain of the statements made and information contained in this report, excluding historical information, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include those relating to fiscal 2002 sales, operating expenses, and capital expenditures.  Also included are statements relating to the realization of net deferred tax benefits, the repurchase of Company common stock, the funding of future growth, long-term debt repayment, environmental remediation costs and recoverability prospects, the adoption of new accounting rules, and in general, the financial and operating impact of the resolution of environmental and litigation contingencies.  Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially.  Some of these risks and uncertainties are set forth in connection with the applicable statements.  Additional risks and uncertainties include, but are not limited to, changes in government spending and budgetary policies, government laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, commercial space launch manifest, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company’s success in program pursuits, program performance, continued access to technical and capital resources, and supply and availability of raw materials and components.  All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors.  Actual results could differ materially.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company is exposed to market risk from changes in interest rates.  To mitigate the risks from interest rate exposure, the Company has entered into various hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies.  The Company uses derivatives to hedge certain interest rate, commodity price, and foreign currency risks.  The Company does not use derivative financial instruments for trading or other speculative purposes, and the Company is not a party to leveraged financial instruments.  Additional information regarding the Company’s financial instruments is contained in Note 3 to the consolidated financial statements.  The Company’s objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower the Company’s overall borrowing rate.

             The Company measures market risk related to the Company’s holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis.  The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical 10% change (increase and decrease) in interest rates.  The Company used current market rates on the Company’s debt and derivative portfolio to perform the sensitivity analysis.  Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis.

             The Company’s primary interest rate exposures relate to the Company’s variable rate debt and interest rate swaps.  The potential loss in fair values is based on an assumed immediate change in the net present values of the Company’s interest rate-sensitive exposures resulting from a 10% change in interest rates.  The potential loss in cash flows and earnings is based on the change in the net interest income / expense over a one-year period due to the change in rates.  Based on the Company’s analysis, a 10% change in interest rates does not have a material impact on the Company’s fair values, cash flows, or earnings.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             The Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company's business. The Company has substantial U.S. Government contracts and is subject to defective pricing claims and cost accounting standards non-compliance claims by the U.S. Government. The prices in the Company's U.S. Government contracts and subcontracts are subject to price adjustment.  The Company believes that resolution of these claims and legal proceedings will not materially affect the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

ITEM 5. OTHER INFORMATION

             On August 8, 2001, the Company announced a 3-for-2 stock split, which is payable September 7, 2001 to the Company's shareholders of record on August 17, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)         Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Alliant Techsystems Inc. (the “Registrant”), effective July 20, 1990, including Certificate of Correction, effective September 21, 1990 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (“Form S-4”), File No. 333-67316).
3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (incorporated by reference to Exhibit 3.2 to Form S-4, File No. 333-67316).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, effective August 8, 2001 (incorporated by reference to Exhibit 3.3 to Form S-4, File No. 333-67316).
4.1	Indenture, dated as of May 14, 2001, between the Registrant and BNY Midwest Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Form S-4, File No. 333-67316).
4.2	Form of Initial Notes (included in Exhibit 4.1).
4.3	Form of Exchange Notes (included in Exhibit 4.1).
4.4	Registration Rights Agreement, dated as of May 14, 2001, among the Registrant, specified subsidiary guarantors, J.P. Morgan Securities, Credit Lyonnais (USA) Inc., TD Securities (USA) Inc., BNY Capital Markets, Inc., First Union Securities, Inc. and U.S. Bancorp Libra (incorporated by reference to Exhibit 4.4 to Form S-4, File No. 333-67316).
10.1	Amended and Restated Credit Agreement, dated as of April 20, 2001 among the Registrant, the Borrowing Subsidiaries named therein, the Lenders named therein, the Issuing Banks named therein, Credit Lyonnais New York Branch, as Syndicate Agent, Bank of New York, First Union National Bank, the Toronto-Dominion Bank, and US Bank, as Documentation Agents, and The Chase Manhattan Bank, as Administrative Agent (the “Credit Agreement”), including Effectiveness Agreement among the Registrant, the Borrowing Subsidiaries named therein, the Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.32 to Form S-4, File No. 333-67316).
10.2	Amendment No. 1, dated as of May 11, 2001, to the Credit Agreement (incorporated by reference to Exhibit 10.33 to Form S-4, File No. 333-67316).

             (b)        Reports on Form 8-K.

             During the quarter ended July 1, 2001, the Company filed a report on Form 8-K dated May 2, 2001 reporting under Items 2 and 5 information about the Company’s acquisition of the Thiokol propulsion business.  The Company filed a report on Form 8-K/A on June 28, 2001 for the purpose of amending the earlier Form 8-K and providing the financial statements and pro forma financial information required by Item 7 of Form 8-K with respect to the Company’s acquisition of the Thiokol propulsion business.

             During the quarter, the Company also filed (i) a report on Form 8-K dated May 9, 2001 reporting under Item 5 the announcement of financial results for fiscal year 2001 and (ii) a report on Form 8-K dated June 5, 2001 reporting under Item 9 information relating to the business of the Company.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: August 14, 2001	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)

ALLIANT TECHSYSTEMS INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Alliant Techsystems Inc. (the “Registrant”), effective July 20, 1990, including Certificate of Correction, effective September 21, 1990 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (“Form S-4”), File No. 333-67316).
3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (incorporated by reference to Exhibit 3.2 to Form S-4, File No. 333-67316).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, effective August 8, 2001 (incorporated by reference to Exhibit 3.3 to Form S-4, File No.333-67316.).
4.1	Indenture, dated as of May 14, 2001, between the Registrant and BNY Midwest Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Form S-4, File No.333-67316).
4.2	Form of Initial Notes (included in Exhibit 4.1).
4.3	Form of Exchange Notes (included in Exhibit 4.1).
4.4	Registration Rights Agreement, dated as of May 14, 2001, among the Registrant, specified subsidiary guarantors, J.P. Morgan Securities, Credit Lyonnais (USA) Inc., TD Securities (USA) Inc., BNY Capital Markets, Inc., First Union Securities, Inc. and U.S. Bancorp Libra (incorporated by reference to Exhibit 4.4 to Form S-4, File No.333-67316).
10.1	Amended and Restated Credit Agreement, dated as of April 20, 2001 among the Registrant, the Borrowing Subsidiaries named therein, the Lenders named therein, the Issuing Banks named therein, Credit Lyonnais New York Branch, as Syndicate Agent, Bank of New York, First Union National Bank, the Toronto-Dominion Bank, and US Bank, as Documentation Agents, and The Chase Manhattan Bank, as Administrative Agent (the “Credit Agreement”), including Effectiveness Agreement among the Registrant, the Borrowing Subsidiaries named therein, the Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.32 to Form S-4, File No.333-67316).
10.2	Amendment No. 1, dated as of May 11, 2001, to the Credit Agreement (incorporated by reference to Exhibit 10.33 to Form S-4, File No.333-67316).