Form 10-Q
period 2001-09-30
ALLIANT TECHSYSTEMS INC
filed 2001-11-09
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 1-10582

ALLIANT TECHSYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1672694
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

5050 Lincoln Drive
Edina, Minnesota 55436-1097	55436-1097
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (952) 351-3000

Former Address:

600 Second Street N.E.

Hopkins, Minnesota 55343-8384

(Former name, former address and former fiscal year
if changed from last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

             As of October 31, 2001, the number of shares of the registrant’s common stock, par value $.01 per share, outstanding was 21,628,128.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In thousands except per share data)	QUARTERS ENDED		SIX MONTHS ENDED
	September 30	October 1	September 30	October 1
	2001	2000	2001	2000

Sales	$427,567	$271,619	$822,783	$541,703
Cost of sales	340,251	216,050	655,652	432,541
Gross margin	87,316	55,569	167,131	109,162
Operating expenses:
Research and development	5,337	2,250	9,353	3,783
Selling	8,363	6,061	17,285	12,798
General and administrative	19,303	13,815	37,394	27,901
Total operating expenses	33,003	22,126	64,032	44,482
Earnings before interest and income taxes	54,313	33,443	103,099	64,680

Interest expense	(22,707)	(9,237)	(42,381)	(17,945)
Interest income	224	238	540	452
Earnings from continuing operations before income taxes	31,830	24,444	61,258	47,187

Income tax provision	12,095	8,360	23,278	16,138
Minority interest expense, net of income taxes	417	-	672	-
Income from continuing operations	19,318	16,084	37,308	31,049

Loss on disposal of discontinued operations, net of income taxes	-	-	(4,650)	-
Income before extraordinary loss	19,318	16,084	32,658	31,049

Extraordinary loss on early extinguishment of debt, net of income taxes	(409)	-	(10,609)	-
Net income	$18,909	$16,084	$22,049	$31,049

Basic earnings per common share:
Income from continuing operations	$0.90	$0.78	$1.75	$1.52
Discontinued operations	-	-	(0.22)	-
Extraordinary loss	(.02)	-	(0.50)	-
Basic earnings per common share	$0.88	$0.78	$1.03	$1.52
Diluted earnings per common share:
Income from continuing operations	$0.86	$0.77	$1.68	$1.49
Discontinued operations	-	-	(0.21)	-
Extraordinary loss	(.01)	-	(0.48)	-
Diluted earnings per common share	$0.85	$0.77	$0.99	$1.49

Average number of common shares	21,388	20,572	21,317	20,487

Average number of common and dilutive shares	22,357	21,013	22,271	20,898

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	September 30, 2001	March 31, 2001
Assets
Current assets:
Cash and cash equivalents	$48,253	$27,163
Receivables	340,843	214,724
Net inventory	80,128	54,136
Deferred income tax asset	16,478	16,478
Other current assets	27,014	20,322
Total current assets	512,716	332,823
Net property, plant, and equipment	423,435	303,188
Goodwill	687,439	117,737
Prepaid and intangible pension assets	296,605	106,048
Other assets and deferred charges	69,929	19,708
Total assets	$1,990,124	$879,504
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$8,759	$69,200
Accounts payable	75,211	71,758
Contract advances and allowances	37,231	34,494
Accrued compensation	67,640	38,487
Accrued income taxes	36,315	11,873
Other accrued liabilities	106,505	66,151
Total current liabilities	331,661	291,963
Long-term debt	948,415	207,909
Deferred income tax liability	132,905	28,636
Post-retirement and post-employment benefits liability	244,187	108,203
Other long-term liabilities	124,798	44,461
Total liabilities	1,781,966	681,172
Contingencies
Common stock - $.01 par value
Authorized - 60,000,000 shares
Issued and outstanding 21,534,892 shares at September 30, 2001 and 14,070,569 at March 31, 2001	256	185
Additional paid-in-capital	225,357	231,598
Retained earnings	287,229	265,180
Unearned compensation	(7,003)	(3,854)
Other comprehensive income	(29,827)	(6,140)
Common stock in treasury, at cost 4,096,842 shares held at September 30, 2001 and 4,426,202 at March 31, 2001	(267,854)	(288,637)
Total stockholders' equity	208,158	198,332
Total liabilities and stockholders' equity	$1,990,124	$879,504

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	SIX MONTHS ENDED
	September 30, 2001	October 1, 2000
Operating activities
Net income	$22,049	$31,049
Adjustments to net income to arrive at cash provided by (used for) operating activities:
Depreciation	25,892	19,095
Amortization of intangible assets and unearned compensation	11,538	4,235
Deferred income tax	303	-
(Gain) loss on disposal of property	(39)	650
Minority interest expense, net of income taxes	672	-
Loss on disposal of discontinued operations, net of income taxes	4,650	-
Extraordinary loss on early extinguishment of debt, net of income taxes	10,609	-
Changes in assets and liabilities:
Receivables	19,255	(17,526)
Inventory	(6,689)	14,627
Accounts payable	(16,295)	(20,828)
Contract advances and allowances	195	(24,164)
Accrued compensation	560	(4,195)
Accrued income taxes	24,356	(2,608)
Accrued environmental	(1,060)	(412)
Pension and post-retirement benefits	(19,125)	(11,585)
Other assets and liabilities	12,799	(4,815)
Cash provided by (used for) operating activities	89,670	(16,477)
Investing activities
Capital expenditures	(15,809)	(9,406)
Acquisition of businesses	(704,000)	-
Proceeds from sale of a portion of a subsidiary	5,455	-
Proceeds from sale of property, plant, and equipment	262	(2)
Cash used for investing activities	(714,092)	(9,408)
Financing activities
Net borrowings on line of credit	-	32,000
Payments made on bank debt	(368,135)	(28,125)
Payments made to extinguish debt	(276,800)	-
Proceeds from issuance of long-term debt	1,325,000	-
Payments made for debt issue costs	(43,768)	-
Net purchase of treasury shares	(852)	(3,693)
Proceeds from employee stock compensation plans	10,067	5,083
Cash provided by financing activities	645,512	5,265
Increase (decrease) in cash and cash equivalents	21,090	(20,620)
Cash and cash equivalents - beginning of period	27,163	45,765
Cash and cash equivalents - end of period	$48,253	$25,145

Notes to Consolidated Financial Statements (Unaudited)

Quarter and Six Months Ended September 30, 2001

1.     Acquisition

On April 20, 2001, Alliant Techsystems Inc. (the Company) acquired Alcoa Inc.’s (Alcoa) Thiokol Propulsion business (Thiokol) for $685 million in cash.  During the quarter ended September 30, 2001, an additional payment of $15 million was made to Alcoa as a purchase price adjustment.  A final purchase price adjustment payment of $8.3 million was made on November 5, 2001.  The Company used the purchase method of accounting to account for the acquisition, and, accordingly, the results of Thiokol are included in the consolidated financial statements since the date of acquisition.  The purchase price was allocated to the assets and liabilities of Thiokol based on fair value.  This allocation is preliminary and is subject to further adjustment.  The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill and will be amortized over 40 years.

Pro forma information on results of operations as if Thiokol had been acquired on April 1, 2000 is as follows (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
Sales	$427,567	$421,310	$855,739	$818,171
Income before extraordinary loss	19,318	19,018	31,749	34,025
Net income	18,909	18,609	31,340	23,416

Basic earnings per common share:
Income before extraordinary loss	$0.90	$0.92	$1.49	$1.66
Net income	0.88	0.90	1.47	1.14

Diluted earnings per common share:
Income before extraordinary loss	0.86	0.91	1.43	1.63
Net income	0.85	0.89	1.41	1.12

The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisition actually occurred on the assumed acquisition date.

2.     Long-Term Debt

In connection with the Company’s acquisition of Thiokol, the Company entered into new senior credit facilities totaling $1,050 million.  The senior credit facilities consist of a six-year revolving credit facility of $250 million, a $300 million six-year Tranche A term loan, and a $500 million eight-year Tranche B term loan.  The Company also borrowed $125 million under a senior subordinated credit facility.  A portion of the proceeds from the senior credit facilities were used to repay the $277 million of previously-existing debt, and the remainder was used to finance the purchase price for Thiokol.

On May 14, 2001, the Company issued $400 million total principal amount of senior subordinated notes.  The net proceeds from these notes were used to repay in full the $125 million senior subordinated credit facility and to repay approximately $195.7 million of the Tranche A term loan and approximately $65 million of revolving credit loans issued in connection with the initial financing of the Thiokol acquisition.  Through September 30, 2001, the Company has paid an additional $44.9 million on its Tranche A term loan, of which $40.0 million represented prepayments, and $2.5 million on its Tranche B term loan.

As a result of these financing activities, debt issue costs of $10.6 million, net of $6.5 million in taxes, were written-off and recorded as an extraordinary loss on early extinguishment of debt during the six months ended September 30, 2001.

The scheduled minimum loan payments on outstanding long-term debt, after taking into account the prepayments that have been made, are $4.9 million for the remainder of fiscal 2002, and $10.6, $11.3, $12.7, and $13.4 million in fiscal 2003 through 2006, respectively, and $884.3 million thereafter.  The Company’s total debt (line of credit borrowings, current portion of debt and long-term debt) as a percentage of total capitalization was 82% on September 30, 2001, compared to 58% on March 31, 2001.

As of September 30, 2001, the Company had no borrowings against its $250.0 million bank revolving credit facility.  The Company had outstanding letters of credit of $44.7 million, which reduced amounts available on the revolving facility to $205.3 million at September 30, 2001.

Net interest paid during the six months ended September 30, 2001 and October 1, 2000 totaled $19.8 million and $16.8 million, respectively.

3.     Derivative Instruments and Hedging Activities

The Company currently has interest rate swaps with a total notional amount of $497.3 million.  The following table summarizes the Company’s interest rate swaps as of September 30, 2001 (in thousands):

	Notional Amount	Interest Rate	Maturity Date
Amortizing swap	$133,272	6.59%	November 2004
Amortizing swap	132,000	5.25	December 2005
Amortizing swap	132,000	5.27	December 2005
Non-amortizing swap	100,000	6.06	November 2008

The fair market value of the Company’s interest rate swaps is $(24.5) million at September 30, 2001, a decrease of $18.9 million since July 1, 2001.  This decrease in the fair value, net of taxes, was recorded as a decrease to other comprehensive income (OCI) during the quarter ended September 30, 2001.  The interest rate swaps are recorded within other long-term liabilities on the balance sheet.

4.     Other Liabilities

The major categories of current and long-term accrued liabilities are as follows (in thousands):

	September 30, 2001	March 31, 2001
Employee benefits and insurance	$24,633	$20,983
Legal	13,071	5,872
Interest	20,514	92
Warranty	8,362	8,902
Other	39,925	30,302
Other accrued liabilities-current	$106,505	$66,151

Environmental remediation – long-term	$45,550	$24,778
Supplemental employee retirement plan	15,806	14,919
Legal	9,500
Minority interest in subsidiary	6,538
Interest rate swaps	24,488
Other	22,916	4,764
Other long-term liabilities	$124,798	$44,461

The increase in most of these accruals is due to the addition of Thiokol.

5.     Income Taxes

Tax payments of $1.6 million and $18.6 million were made during the six months ended September 30, 2001 and October 1, 2000, respectively.

The Company’s provision for income taxes includes both federal and state income taxes.  Income tax expense was $23.3 million for the six months ended September 30, 2001, compared to $16.1 million for the six months ended October 1, 2000, representing an effective tax rate of 38.0% and 34.2%, respectively.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.  The estimated effective tax rate for fiscal 2002 is reflective of the Company’s best estimate of the fiscal 2002 tax implications associated with its business strategies.

6.     Contingencies

Environmental Remediation Liabilities - The Company is subject to various local and national laws relating to protection of the environment.  A number of the Company’s facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination.  At September 30, 2001, the accrued liability for environmental remediation of $48.6 million represents the Company’s best estimate of the present value of the probable and reasonably estimable costs related to the Company’s known remediation obligations.  It is expected that a portion of the Company’s environmental costs will be recovered by the Company.  As recoverability of those amounts is estimated to be probable, the Company has recorded a receivable of $18.0 million, representing the present value of those amounts.  The receivable primarily represents the expected recoverability of costs associated with Thiokol operations acquired from Alcoa (Thiokol Facilities) and the Aerospace operations acquired from Hercules (Hercules Facilities) in March 1995, whereby the Company generally assumed responsibility for environmental compliance at these facilities.  It is expected that much of the compliance and remediation costs associated with these facilities will be recoverable under U.S. Government contracts.

Those environmental remediation costs at Hercules Facilities not covered through U.S. Government contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership).  The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 31, 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline.

Those environmental remediation costs at Thiokol Facilities not covered through U.S. Government contracts will be covered by approximately $14 million in reserve.  Beyond this amount, the Company and Alcoa would each bear 50% of the next $20 million of liability, subject to our having provided Alcoa notification of issues identified prior to January 30, 2004.  Alcoa's obligation under this environmental indemnity is capped at $10 million.

The accrual for environmental remediation liabilities, and the associated receivable for recovery thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.6%.  The following is a summary of the amounts recorded for environmental remediation at September 30, 2001 (in thousands):

	Accrued Environmental Liability	Environmental Costs — Reimbursement Receivable
Amounts (payable)/receivable	$(62,192)	$20,503
Unamortized discount	13,606	(2,524)
Present value amounts (payable)/receivable	$(48,586)	$17,979

At September 30, 2001, the estimated discounted range of reasonably possible costs of environmental remediation is between $48 and $88 million.  The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

Litigation – From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the ordinary conduct of the Company’s business.  The Company does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its results of operations or financial condition.

7.     Comprehensive Income

Total comprehensive income for the quarters and the six months ended September 30, 2001 and October 1, 2000 consists of the following (in thousands):

	Quarter Ended		Six Months Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
Net income	$18,909	$16,084	$22,049	$31,049
Cumulative effect of adoption of SFAS 133			(5,060)
Change in fair value of derivatives	(11,739)		(10,123)
Change in fair value of available-for-sale securities	51		497
Total comprehensive income	$7,221	$16,084	$7,363	$31,049

8.     Earnings Per Share Data

Earnings Per Share (EPS) for all periods have been calculated to reflect a 3-for-2 stock split, which became effective September 7, 2001.  Basic EPS is computed based upon the weighted average number of common shares outstanding for each period presented.  Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares.  Common equivalent shares represent the effect of stock options outstanding during each period presented, which, if exercised, would have a dilutive effect on EPS.  In computing EPS for the quarters and the six months ended September 30, 2001 and October 1, 2000, net income as reported for each respective period is divided by (in thousands):

	Quarter Ended		Six Months Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Basic EPS:
Average shares outstanding	21,388	20,572	21,317	20,487

Diluted EPS:
Average shares outstanding	21,388	20,572	21,317	20,487
Dilutive effect of options and redeemable common shares	969	441	954	411

Diluted EPS shares outstanding	22,357	21,013	22,271	20,898

There were no stock options that were not included in the computation of diluted EPS for the quarter and the six months ended September 30, 2001.  There were 664,347 stock options that were not included in the computation of diluted EPS for the quarter and six months ended October 1, 2000, due to the option price being greater than the average market price of the common shares.

9.     Business Segment Information

On April 1, 2001, the Company realigned its business operations, combining the Conventional Munitions and Defense Systems groups, and now has two operating segments:  Aerospace and Defense.  These operating segments are defined based on the management reporting and reporting used by the Company’s chief executive officer.  The Aerospace operating segment designs, develops, and manufactures solid rocket propulsion systems for space, strategic, and tactical applications and composite structures for military and commercial aircraft, space launch vehicles, satellites, spacecraft, and weapons systems.  The Defense operating segment designs, develops, and manufactures small-, medium-, and large-caliber ammunition, munitions propellants, commercial gunpowder, anti-tank systems, tactical barrier systems, precision-guided munitions, electronic warfare systems, infantry weapon systems, electro-mechanical and electronic fuzes and proximity sensors, and lithium batteries for military and aerospace applications.

The following summarizes the Company’s results by operating segment (in thousands):

	Quarter Ended		Six Months Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
Sales to external customers
- Aerospace	$260,528	$120,014	$493,184	$238,575
- Defense	167,039	151,605	329,599	303,128
- Corporate
Total external sales	$427,567	$271,619	$822,783	$541,703
Intercompany sales
- Aerospace	$9,049	$9,605	$18,756	$16,959
- Defense	219	475	754	1,171
- Corporate	(9,268)	(10,080)	(19,510)	(18,130)
Total intercompany sales	-	-	-	-
Total sales	$427,567	$271,619	$822,783	$541,703

Earnings before income taxes (EBT)

- Aerospace	$11,673	$13,931	$21,005	$26,953
- Defense	15,082	6,230	28,119	12,780
- Corporate	5,075	4,283	12,134	7,454
Earnings before income taxes	$31,830	$24,444	$61,258	$47,187

10.  Joint Venture

Subsequent to September 30, 2001, the Company was informed by regulators of the need to dissolve its joint venture with General Dynamics Ordnance and Tactical Systems, Inc. (General Dynamics), to which the Company had contributed its contract to operate and manage the Radford Army Ammunition Plant and some related assets.  General Dynamics had contributed $5.5 million of cash in return for a minority interest in the joint venture, which will be returned by the Company to General Dynamics during calendar 2001.  Additional dissolution provisions are currently under negotiation.

11.  Voluntary Retirement Incentive Plan Charge

During the quarter ended September 30, 2001, the Company recorded a non-cash charge of $6.6 million associated with special termination benefits provided under a voluntary retirement incentive plan offered to certain Aerospace employees.  This charge is recorded within cost of sales on the income statement.

12.  Subsequent Event

On November 6, 2001, the Company reached a definitive agreement to acquire the Sporting Equipment Group (SEG) of Blount International, Inc. for stock with a fair value of approximately $250 million, subject to adjustment, plus a nominal amount of cash.  SEG had net assets of approximately $230 million as of September 30, 2001.  Any goodwill resulting from the purchase price calculation will not be amortized, in accordance with the transition provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  The transaction, which has been approved by the boards of both companies, is expected to close by the end of the Company’s fiscal 2002 third quarter, subject to customary regulatory approvals.

13.  Fair Presentation

The figures set forth in this quarterly report are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations for the quarters and six-month periods ended September 30, 2001 and October 1, 2000.  The Company’s accounting policies are described in the notes to consolidated financial statements in its fiscal 2001 Annual Report on Form 10-K.

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

The following presents condensed consolidating financial statements as of September 30, 2001 and March 31, 2001 and for the quarters and six-month periods ended September 30, 2001 and October 1, 2000, of Alliant Techsystems Inc. – the parent company, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis), and elimination entries necessary to combine such entities on a consolidated basis.  Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to holders of the notes.

Income Statement Consolidating Schedule

Quarter Ended September 30, 2001

Amounts in thousands

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Sales		$407,759	$30,144	$(10,336)	$427,567
Cost of sales	$1,400	325,141	23,847	(10,137)	340,251
Gross margin	(1,400)	82,618	6,297	(199)	87,316

Operating expenses:
Research and development		5,070	267		5,337
Selling		7,906	457		8,363
General and administrative	2,834	14,634	1,769	66	19,303
Total operating expenses	2,834	27,610	2,493	66	33,003

Earnings before interest and income taxes	(4,234)	55,008	3,804	(265)	54,313

Interest expense		(22,098)	(609)		(22,707)
Interest income	109	115	3,264	(3,264)	224
Earnings from continuing operations before income taxes	(4,125)	33,025	6,459	(3,529)	31,830

Income tax provision	(1,567)	12,549	2,373	(1,260)	12,095
Minority interest expense, net of income taxes			417		417
(Loss) income before extraordinary loss	(2,558)	20,476	3,669	(2,269)	19,318

Extraordinary loss on early extinguishment of debt, net of income taxes		(398)	(11)		(409)
Net (loss) income	$(2,558)	$20,078	$3,658	$(2,269)	$18,909

Income Statement Consolidating Schedule

Quarter Ended October 1, 2000

Amounts in thousands

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total

Sales		$254,883	$27,378	$(10,642)	$271,619
Cost of sales	$(400)	208,728	19,371	(11,649)	216,050
Gross margin	400	46,155	8,007	1,007	55,569

Operating expenses:
Research and development		2,020	230		2,250
Selling	(649)	6,151	559		6,061
General and administrative	559	11,633	1,728	(105)	13,815
Total operating expenses	(90)	19,804	2,517	(105)	22,126

Earnings before interest and income taxes	490	26,351	5,490	1,112	33,443

Interest expense		(8,016)	(1,221)		(9,237)
Interest income	237	1	3,298	(3,298)	238
Earnings from continuing operations before income taxes	727	18,336	7,567	(2,186)	24,444

Income tax provision	249	6,271	2,604	(764)	8,360
Net income (loss)	$478	$12,065	$4,963	$(1,422)	$16,084

Income Statement Consolidating Schedule

Six Months Ended September 30, 2001

Amounts in thousands

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Sales		$782,369	$62,829	$(22,415)	$822,783
Cost of sales	$2,700	626,594	48,792	(22,434)	655,652
Gross margin	(2,700)	155,775	14,037	19	167,131

Operating expenses:
Research and development		8,593	760		9,353
Selling	(1,231)	17,591	925		17,285
General and administrative	4,765	29,053	3,644	(68)	37,394
Total operating expenses	3,534	55,237	5,329	(68)	64,032

Earnings before interest and income taxes	(6,234)	100,538	8,708	87	103,099

Interest expense		(41,127)	(1,254)		(42,381)
Interest income	322	218	6,580	(6,580)	540
Earnings from continuing operations before income taxes	(5,912)	59,629	14,034	(6,493)	61,258

Income tax provision	(2,246)	22,659	5,210	(2,345)	23,278
Minority interest expense, net of income taxes			672		672
Income from continuing operations	(3,666)	36,970	8,152	(4,148)	37,308

Loss on disposal of discontinued operations, net of income taxes	(4,650)				(4,650)
(Loss) income before extraordinary loss	(8,316)	36,970	8,152	(4,148)	32,658

Extraordinary loss on early extinguishment of debt, net of income taxes		(10,263)	(346)		(10,609)
Net (loss) income	$(8,316)	$26,707	$7,806	$(4,148)	$22,049

Income Statement Consolidating Schedule

Six Months Ended October 1, 2000

Amounts in thousands

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total

Sales		$490,977	$69,812	$(19,086)	$541,703
Cost of sales	$(1,000)	400,424	55,227	(22,110)	432,541
Gross margin	1,000	90,553	14,585	3,024	109,162

Operating expenses:
Research and development		3,348	435		3,783
Selling	(279)	11,774	1,303		12,798
General and administrative	2,187	22,189	3,716	(191)	27,901
Total operating expenses	1,908	37,311	5,454	(191)	44,482

Earnings before interest and income taxes	(908)	53,242	9,131	3,215	64,680

Interest expense		(15,069)	(2,876)		(17,945)
Interest income	449	3	6,605	(6,605)	452
Earnings from continuing operations before income taxes	(459)	38,176	12,860	(3,390)	47,187

Income tax provision	(157)	13,056	4,424	(1,185)	16,138
Net income	$(302)	$25,120	$8,436	$(2,205)	$31,049

Balance Sheet Consolidating Schedule

September 30, 2001

Amounts in thousands

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$43,436	$2,380	$2,437		$48,253
Receivables		299,088	41,930	$(175)	340,843
Net inventory		74,749	5,204	175	80,128
Deferred income tax asset (liability)	1,874	(14,634)	29,238		16,478
Other current assets	21,580	2,168	3,266		27,014
Total current assets	66,890	363,751	82,075		512,716
Net property, plant, and equipment	8,683	407,522	7,230		423,435
Goodwill		671,619	15,820		687,439
Prepaid and intangible pension assets	117,802	178,803			296,605
Other assets and deferred charges	16,775	50,115	118,858	(115,819)	69,929
Total assets	$210,150	$1,671,810	$223,983	$(115,819)	$1,990,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt		$8,524	$235		$8,759
Accounts payable	$4,148	65,356	5,707		75,211
Contract advances and allowances		32,046	5,185		37,231
Accrued compensation	6,331	58,675	2,634		67,640
Accrued income taxes	(4,403)	34,388	6,330		36,315
Other accrued liabilities	48,058	53,452	4,995		106,505
Total current liabilities	54,134	252,441	25,086		331,661
Long-term debt		922,987	25,428		948,415
Deferred income tax liability	(17,219)	134,476	15,648		132,905
Post-retirement and post-employment benefits liability	173,634		70,553		244,187
Other long-term liabilities	75,916	32,064	16,818		124,798
Total liabilities	286,465	1,341,968	153,533		1,781,966

Contingencies
Common stock	236		208	$(188)	256
Additional paid-in-capital	225,357		54,592	(54,592)	225,357
Retained earnings	172,874	107,119	17,306	(10,070)	287,229
Corporate investment	(170,098)	222,723	(1,656)	(50,969)	-
Unearned compensation	(7,003)				(7,003)
Other comprehensive income	(29,827)				(29,827)
Common stock in treasury, at cost	(267,854)				(267,854)
Total stockholders' equity	(76,315)	329,842	70,450	(115,819)	208,158
Total liabilities and stockholders' equity	$210,150	$1,671,810	$223,983	$(115,819)	$1,990,124

Balance Sheet Consolidating Schedule
March 31, 2001
Amounts in thousands

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$24,580	$10	$2,573		$27,163
Receivables		176,257	38,701	$(234)	214,724
Net inventory		52,704	1,198	234	54,136
Deferred income tax asset (liability)	559	(12,650)	28,569		16,478
Other current assets	16,943	2,579	800		20,322
Total current assets	42,082	218,900	71,841	-	332,823
Net property, plant, and equipment	8,557	286,778	7,853		303,188
Goodwill		101,681	16,056		117,737
Prepaid and intangible pension assets	106,048				106,048
Other assets and deferred charges	11,992	4,534	119,001	(115,819)	19,708
Total assets	$168,679	$611,893	$214,751	$(115,819)	$879,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt		$56,228	$12,972		$69,200
Accounts payable	$8,323	58,013	5,422		71,758
Contract advances and allowances		30,907	3,587		34,494
Accrued compensation	7,523	30,647	317		38,487
Accrued income taxes	(377)	8,535	3,715		11,873
Other accrued liabilities	38,905	22,312	4,934		66,151
Total current liabilities	54,374	206,642	30,947	-	291,963
Long-term debt		168,935	38,974		207,909
Deferred income tax liability	28,636				28,636
Post-retirement and post-employment benefits liability	35,046		73,157		108,203
Other long-term liabilities	27,141		17,320		44,461
Total liabilities	145,197	375,577	160,398	-	681,172

Contingencies
Common stock	177		208	(200)	185
Additional paid-in-capital	231,598		54,592	(54,592)	231,598
Retained earnings	124,827	110,262	35,436	(5,345)	265,180
Corporate investment	(34,489)	126,054	(35,883)	(55,682)	-
Unearned compensation	(3,854)				(3,854)
Other comprehensive income	(6,140)				(6,140)
Common stock in treasury, at cost	(288,637)				(288,637)
Total stockholders' equity	23,482	236,316	54,353	(115,819)	198,332

Total liabilities and stockholders' equity	$168,679	$611,893	$214,751	$(115,819)	$879,504

Statement of Cash Flows Consolidating Schedule

Six Months Ended September 30, 2001

Amounts in thousands

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net (loss) income	$(8,316)	$26,707	$7,806	$(4,148)	$22,049
Adjustments to net income to arrive at cash (used for) provided by operating activities:
Depreciation	1,324	23,471	1,097		25,892
Amortization of intangible assets and unearned compensation	4,050	7,252	236		11,538
Deferred income tax	151	(1,290)	1,442		303
Loss (gain) on disposal of property	5	(44)			(39)
Minority interest expense, net of income taxes			672		672
Loss on disposal of discontinued operations, net of income taxes	4,650				4,650
Extraordinary loss on early extinguishment of debt, net of income taxes		10,263	346		10,609
Changes in assets and liabilities:
Receivables	(50)	22,543	(3,179)	(59)	19,255
Inventory		(2,742)	(4,006)	59	(6,689)
Accounts payable	(4,089)	(12,405)	199		(16,295)
Contract advances and allowances		(1,403)	1,598		195
Accrued compensation	(1,192)	(565)	2,317		560
Accrued income taxes	(3,830)	25,767	2,419		24,356
Accrued environmental	(557)		(503)		(1,060)
Pension and post-retirement benefits	(16,521)		(2,604)		(19,125)
Other assets and liabilities	(1,024)	13,882	(59)		12,799
Cash (used for) provided by operating activities	(25,399)	111,436	7,781	(4,148)	89,670

Investing Activities
Capital expenditures	(1,260)	(14,071)	(478)		(15,809)
Acquisition of businesses		(704,000)			(704,000)
Proceeds from sale of a portion of a subsidiary		(437)	5,892		5,455
Proceeds from sale of property, plant, and equipment		262			262
Cash (used for) provided by investing activities	(1,260)	(718,246)	5,414		(714,092)

Financing Activities
Corporate cash advances, net	36,190	(6,105)	(34,233)	4,148	-
Payments made on bank debt		(356,199)	(11,936)		(368,135)
Payments made to extinguish debt		(267,721)	(9,079)		(276,800)
Proceeds from issuance of long-term debt		1,281,542	43,458		1,325,000
Payments made for debt issue costs		(42,337)	(1,431)		(43,768)
Dividends from subsidiary (to parent)	110		(110)		-
Net purchase of treasury shares	(852)				(852)
Proceeds from employee stock compensation plans	10,067				10,067
Cash provided by (used for) financing activities	45,515	609,180	(13,331)	4,148	645,512

Increase (decrease) in cash and cash equivalents	18,856	2,370	(136)	-	21,090
Cash and cash equivalents - beginning of period	24,580	10	2,573		27,163
Cash and cash equivalents - end of period	$43,436	$2,380	$2,437	$-	$48,253

Statement of Cash Flows Consolidating Schedule

Six Months Ended October 1, 2000

Amounts in thousands

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net (loss) income	$(302)	$25,120	$8,436	$(2,205)	$31,049
Adjustments to net income to arrive at cash (used for) provided by operating activities:
Depreciation	577	18,316	202		19,095
Amortization of intangible assets and unearned compensation	2,227	1,772	236		4,235
Deferred income tax	(423)	(153)	576		-
Loss on disposal of property	17	633			650
Changes in assets and liabilities:
Receivables	3,632	(12,681)	(8,392)	(85)	(17,526)
Inventory		14,542		85	14,627
Accounts payable	(5,163)	(13,783)	(1,882)		(20,828)
Contract advances and allowances	(5,000)	(19,473)	309		(24,164)
Accrued compensation	(3,896)	(2,303)	2,004		(4,195)
Accrued income taxes	(16)	(3,576)	984		(2,608)
Accrued environmental	(123)		(289)		(412)
Pension and post-retirement benefits	(5,141)		511		(4,630)
Other assets and liabilities	(18,984)	341	6,873		(11,770)
Cash (used for) provided by operating activities	(32,595)	8,755	9,568	(2,205)	(16,477)

Investing Activities
Capital expenditures	(350)	(7,388)	(1,670)		(9,408)
Cash used for investing activities	(350)	(7,388)	(1,670)		(9,408)

Financing Activities
Corporate cash advances, net	(10,326)	11,564	(3,443)	2,205	-
Net borrowings on line of credit	20,000	10,414	1,586		32,000
Payments made on bank debt		(23,604)	(4,521)		(28,125)
Contributions (to subsidiary) from parent	(165)		165		-
Net purchase of treasury shares	(2,593)				(2,593)
Proceeds from employee stock compensation plans	3,983				3,983
Cash provided by (used for) financing activities	10,899	(1,626)	(6,213)	2,205	5,265

(Decrease) increase in cash and cash equivalents	(22,046)	(259)	1,685	-	(20,620)
Cash and cash equivalents - beginning of period	43,018	30	2,717		45,765
Cash and cash equivalents - end of period	$20,972	$(229)	$4,402	$-	$25,145

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

Sales for the six months ended September 30, 2001 totaled $822.8 million, an increase of $281.1 million, or 51.9%, from $541.7 million for the comparable period in the prior year.  Aerospace segment sales were $511.9 million, an increase of $256.4 million, or 100.4%, compared to $255.5 million for the comparable period of the prior year.  This increase is primarily due to the addition of the Thiokol Propulsion Operations (Thiokol), which the Company purchased from Alcoa Inc. on April 20, 2001, for $708.3 million in cash.  The Thiokol operations generated $286.2 million in sales from the date of acquisition through September 30, 2001.  Partially offsetting the addition of revenues from Thiokol were decreases on the Titan program of $26.7 million due to the wind-down of production and on the Pegasus program of $4.9 million due to a delay in the new contract.  Defense segment sales for the six months ended September 30, 2001 totaled $330.4 million, an increase of $26.1 million, or 8.6%, compared to $304.3 million for the comparable period of the prior year.  The increase was partially due to an increase in medium-caliber ammunition of $22.8 million, which was caused by a significant new international co-production program, new 20MM business, and an increase in sales award on the PGU38 program.  The increase was also due to increases in fuze and barrier systems programs of $22.1 million due to new contract awards.  These increases were partially offset by the absence of $14.9 million of sales from the Kilgore flares operation, which was sold in February 2001, along with a decrease of $6.7 million on the MK90 propellant program due to timing of production.

Sales for the quarter ended September 30, 2001 totaled $427.6 million, an increase of $156.0 million, or 57.4%, from $271.6 million for the comparable quarter in the prior year.  Aerospace segment sales were $269.6 million, an increase of $140.0 million, or 108.0%, compared to $129.6 million for the comparable quarter of the prior year.  The Thiokol operations generated $164.9 million in sales during the quarter ended September 30, 2001.  Partially offsetting the addition of revenues from Thiokol were decreases on the Titan program of $13.2 million due to the wind-down of production, on Strategic programs, which were down $6.6 million as production was accelerated in the prior year to recover schedule, and on the Pegasus program, which was down $2.2 million due to lower production caused by a slip in award. Defense segment sales for the quarter ended September 30, 2001 totaled $167.3 million, an increase of $15.2 million, or 10.0%, compared to $152.1 million for the comparable quarter of the prior year.  The increase is primarily due to increases in fuze programs of $11.9 million due to new contract awards, and an increase in small-caliber ammunition at Lake City of $5.2 million.

Company sales for fiscal 2002 are expected to be between $1.645 billion and $1.665 billion.

Gross Margin

The Company’s gross margin for the six months ended September 30, 2001 was $167.1 million, or 20.3% of sales, an increase of $57.9 million compared to $109.2 million, or 20.2% of sales, for the comparable period of the prior year.  The gross margin in the Aerospace segment increased primarily due to the acquisition of Thiokol, which added $54.3 million in gross margin, offset by a decrease in the Titan program due to lower sales, award fee, and flight incentives.  The gross margin in the Defense segment also increased, which was due to significant improvements on fuze programs due to the absence of prior year write-offs associated with technical issues and an increase on medium-caliber ammunition due to increased volume and new awards.

The Company’s gross margin for the quarter ended September 30, 2001 was $87.3 million, or 20.4% of sales, an increase of $31.7 million compared to $55.6 million, or 20.5% of sales, for the comparable quarter of the prior year.  The gross margin in the Aerospace segment increased primarily due to the acquisition of Thiokol, which added $30.6 million in gross margin, partially offset by a decrease on Strategic programs due to lower sales.  The gross margin in the Defense segment increased primarily due to improved performance on fuze programs due to the absence of prior year technical issues.

Operating Expenses

The Company’s operating expenses for the six months ended September 30, 2001, totaled $64.0 million, or 7.8% of sales, an increase of $19.5 million compared to $44.5 million, or 8.2% of sales, for the comparable period of the prior year.  The Company’s operating expenses for the quarter ended September 30, 2001, totaled $33.0 million, or 7.7% of sales, an increase of $10.9 million compared to $22.1 million, or 8.1% of sales, for the comparable quarter of the prior year.  The increases in the amount of operating expenses are due to the addition of Thiokol.  The decreases in operating expenses as a percent of sales are partially due to synergies obtained through the integration of Thiokol into the Company’s operations.

Operating expenses for fiscal 2002 are expected to be between 7.8% and 8.0% of sales.

Interest Expense

The Company’s net interest expense for the six months ended September 30, 2001 was $41.8 million, an increase of $24.3 million compared to $17.5 million for the comparable period of the prior year.  The Company’s net interest expense for the quarter ended September 30, 2001 was $22.5 million, an increase of $13.5 million compared to $9.0 million for the comparable quarter of the prior year.  The increases were due to the increase in outstanding debt, which was incurred to finance the acquisition of Thiokol.

Earnings from Continuing Operations before Income Taxes

The Company’s earnings from continuing operations before income taxes (earnings before taxes, or EBT) for the six months ended September 30, 2001 was $61.3 million, an increase of $14.1 million compared to $47.2 million for the comparable period of the prior year, the result of increased gross margin partially offset by higher operating and interest expenses.  Aerospace segment EBT for the six months ended September 30, 2001 was $21.0 million, a decrease of $6.0 million compared to $27.0 million in the comparable period of the prior year.  The decrease was driven by additional interest expense on debt incurred in connection with the acquisition of Thiokol, partially offset by increased gross margin.  The additional interest expense recorded within the Aerospace segment was partially offset by increased interest income recorded by corporate on intercompany items.  Defense segment EBT for the six months ended September 30, 2001 was $28.1 million, an increase of $15.3 million compared to $12.8 million in the comparable period of the prior year.  The increase was primarily the result of increased gross margin on various fuze programs.

The Company’s earnings from continuing operations before income taxes (earnings before taxes, or EBT) for the quarter ended September 30, 2001 was $31.8 million, an increase of $7.4 million compared to $24.4 million for the comparable quarter of the prior year, the result of increased gross margin partially offset by higher operating and interest expenses.  Aerospace segment EBT for the quarter ended September 30, 2001 was $11.7 million, a decrease of $2.2 million compared to $13.9 million in the comparable quarter of the prior year.  The decrease was driven by additional interest expense on debt incurred in connection with the acquisition of Thiokol, partially offset by increased gross margin.  The additional interest expense recorded within the Aerospace segment was partially offset by increased interest income recorded by corporate on intercompany items.  Defense segment EBT for the quarter ended September 30, 2001 was $15.1 million, an increase of $8.5 million compared to $6.6 million in the comparable quarter of the prior year.  The increase was primarily the result of increased gross margin on various fuze programs and medium-caliber ammunition programs.

Income Taxes

Income tax expense for the six months ended September 30, 2001 was $23.3 million, an increase of $7.2 million compared to $16.1 million for the comparable period of the prior year.  Income tax expense for the quarter ended September 30, 2001 was $12.1 million, an increase of $3.7 million compared to $8.4 million for the comparable quarter of the prior year.  These amounts represent effective tax rates of 38.0% and 34.2% for each of the periods in fiscal 2002 and 2001, respectively.

Income tax provisions for interim periods are based on estimated effective annual income tax rates.  The estimated effective tax rate for fiscal 2002 is reflective of the Company’s best estimate of the fiscal 2002 tax implications associated with the Company’s business strategies.

Income from Continuing Operations

Income from continuing operations for the six months ended September 30, 2001 was $37.3 million, or 4.5% of sales, an increase of $6.3 million compared to $31.0 million, or 5.7% of sales, for the comparable period of the prior year.  Income from continuing operations for the quarter ended September 30, 2001 was $19.3 million, or 4.5% of sales, an increase of $3.2 million compared to $16.1 million, or 5.9% of sales, for the comparable quarter of the prior year.  The increases were due to increased gross margin, partially offset by higher operating, interest, and income tax expenses.

Net Income

Net income reported for the six months ended September 30, 2001 was $22.0 million, a decrease of $9.0 million compared to $31.0 million for the comparable period of the prior year.  The overall decrease was driven by two events during the period (a discontinued operations loss due to litigation related to the Company’s former Marine Systems operations and an extraordinary loss to write off debt issuance costs due to the early extinguishment of debt), along with increased operating expenses, interest expense, and income tax expense, which were partially offset by increased gross margin.  Net income reported for the quarter ended September 30, 2001 was $18.9 million, an increase of $2.8 million compared to $16.1 million for the comparable quarter of the prior year.  The overall increase was driven by higher gross margin, partially offset by increased operating expenses, interest expense, income tax expense, and an extraordinary loss to write off debt issuance costs due to the early extinguishment of debt.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash provided by operating activities totaled $89.7 million for the six months ended September 30, 2001, representing an increase in operating cash flow of $106.2 million, compared to $16.5 million used for operating activities in the comparable period of the prior year.  The improved level of cash provided during the period was primarily driven by increased income from continuing operations, decreased working capital, and tax strategies employed by the Company.

Cash used for investing activities for the six months ended September 30, 2001 was $714.1 million, an increase in usage of $704.7 million compared to $9.4 million used in the comparable period of the prior year.  This increase in usage is primarily due to the $700 million of cash used to purchase Thiokol, along with an increase in capital expenditures due to fixed asset purchases made by Thiokol.  Capital expenditures in fiscal 2002 are expected to be approximately $39 million, compared to fiscal 2001 expenditures of $24.8 million.  The expected increase is primarily due to capital expenditures to be made by Thiokol.

Cash provided by financing activities for the six months ended September 30, 2001 totaled $645.5 million, an increase of $640.2 million compared to the $5.3 million generated in the comparable period of the prior year.  The increase is a result of proceeds from debt issuances relating to the Company’s acquisition of Thiokol.

As of September 30, 2001, the Company had no borrowings against its $250.0 million bank revolving credit facility.  The Company had outstanding letters of credit of $44.7 million, which reduced amounts available on the revolving facility to $205.3 million at September 30, 2001.

In addition to the $195.7 million of the Tranche A term loan repaid with proceeds from the issuance of the senior subordinated notes in May 2001, the Company has paid $44.9 million on its Tranche A term loan of which $40.0 million represented prepayments, and $2.5 million on its Tranche B term loan through September 30, 2001.  The Company prepaid an additional $20.0 million on its Tranche A term loan on October 25, 2001.  The scheduled minimum loan payments on outstanding long-term debt, after taking into account the prepayments that have been made, are $4.9 million for the remainder of fiscal 2002, and $10.6, $11.3, $12.7, and $13.4 million in fiscal 2003 through 2006, respectively, and $884.3 million thereafter.  The Company’s total debt (line of credit borrowings, current portion of debt and long-term debt) as a percentage of total capitalization was 82% on September 30, 2001, compared to 58% on March 31, 2001.

The Company currently has interest rate swaps with a total notional amount of $497.3 million.  The following table summarizes the Company’s interest rate swaps as of September 30, 2001 (in thousands):

	Notional Amount	Interest Rate	Maturity Date
Amortizing swap	$133,272	6.59%	November 2004
Amortizing swap	132,000	5.25	December 2005
Amortizing swap	132,000	5.27	December 2005
Non-amortizing swap	100,000	6.06	November 2008

Based on the financial condition of the Company at September 30, 2001, the Company believes that future operating cash flows, combined with the availability of funding, if needed, under bank revolving credit facilities, will be adequate to fund the Company’s future growth as well as service long-term obligations.

Contingencies

Environmental Remediation Liabilities - The Company is subject to various local and national laws relating to protection of the environment.  A number of the Company’s facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination.  At September 30, 2001, the accrued liability for environmental remediation of $48.6 million represents the Company’s best estimate of the present value of the probable and reasonably estimable costs related to the Company’s known remediation obligations.  It is expected that a portion of the Company’s environmental costs will be recovered by the Company.  As recoverability of those amounts is estimated to be probable, the Company has recorded a receivable of $18.0 million, representing the present value of those amounts.  The receivable primarily represents the expected recoverability of costs associated with Thiokol operations acquired from Alcoa (Thiokol Facilities) and the Aerospace operations acquired from Hercules (Hercules Facilities) in March 1995, whereby the Company generally assumed responsibility for environmental compliance at these facilities.  It is expected that much of the compliance and remediation costs associated with these facilities will be recoverable under U.S. Government contracts.

Those environmental remediation costs at Hercules Facilities not covered through U.S. Government contracts will be covered by Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership).  The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 31, 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline.

Those environmental remediation costs at Thiokol Facilities not covered through U.S. Government contracts will be covered by approximately $14 million in reserve.  Beyond this amount, the Company and Alcoa would each bear 50% of the next $20 million of liability, subject to our having provided Alcoa notification of issues identified prior to January 30, 2004.  Alcoa's obligation under this environmental indemnity is capped at $10 million.

The accrual for environmental remediation liabilities, and the associated receivable for recovery thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.6%.  The following is a summary of the amounts recorded for environmental remediation at September 30, 2001 (in thousands):

	Accrued Environmental Liability	Environmental Costs — Reimbursement Receivable
Amounts (payable)/receivable	$(62,192)	$20,503
Unamortized discount	13,606	(2,524)
Present value amounts (payable)/receivable	$(48,586)	$17,979

At September 30, 2001, the estimated discounted range of reasonably possible costs of environmental remediation is between $48 and $88 million.  The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

Litigation – From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the ordinary conduct of the Company’s business.  The Company does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its results of operations or financial condition.

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

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment.  The Company also expects to adopt this statement on April 1, 2002.  During the six months ended September 30, 2001, goodwill amortization totaled $7.5 million.  Management is still evaluating the impact that the adoption of SFAS 142 will have on the Company’s financial statements.

INFLATION

In the opinion of management, inflation has not had a significant impact upon the results of the Company’s operations.  The selling prices under contracts, the majority of which are long term, generally include estimated cost to be incurred in future periods.  These cost projections can generally be negotiated into new buys under fixed-price government contracts, while actual cost increases are recoverable on cost-type contracts.

RISK FACTORS

Certain of the statements made and information contained in this report, excluding historical information, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include those relating to fiscal 2002 sales, operating expenses, effective income tax rate, and capital expenditures.  Also included are statements relating to the funding of future growth, long-term debt repayment, environmental remediation costs and recoverability prospects, the adoption of new accounting rules, and in general, the financial and operating impact of the resolution of environmental and litigation contingencies.  Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially.  Some of these risks and uncertainties are set forth in connection with the applicable statements.  Additional risks and uncertainties include, but are not limited to, changes in government spending and budgetary policies, government laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, commercial space launch manifest, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company’s success in program pursuits, program performance, continued access to technical and capital resources, and supply and availability of raw materials and components.  All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors.  Actual results could differ materially.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the ordinary conduct of the Company's business.  The Company does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On August 7, 2001, the registrant held its annual meeting of stockholders.

(b)

At the above annual meeting, the following persons were elected directors to serve until the next annual meeting of stockholders: Frances D. Cook; Gilbert F. Decker; Thomas L. Gossage; Jonathan G. Guss; David E. Jeremiah; Joseph F. Mazzella; Scott S. Meyers; Paul David Miller; Robert W. RisCassi and Michael T. Smith.

(c)

At the above annual meeting, the stockholders voted upon the following proposals: (1) election of directors; (2) approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares; (3) approval of an amendment to Alliant Techsystems Inc. Amended and Restated 1990 Equity Incentive Plan; (4) approval of an amendment to Alliant Techsystems Inc. Non-Employee Director Restricted Stock Plan; (5) ratification of the selection of Deloitte & Touche as independent accountants for the fiscal year ending March 31, 2002; and (6) a stockholder proposal.  The votes cast on each of the above proposals were as follows:

Proposal Number 1: Election of Directors

	Votes Cast
	For	Withheld
Frances D. Cook	12,443,590	81,073
Gilbert F. Decker	12,445,887	78,776
Thomas L. Gossage	12,360,083	164,580
Jonathan G. Guss	12,435,716	88,947
David E. Jeremiah	12,440,919	83,744
Joseph F. Mazzella	12,433,790	90,873
Scott S. Meyers	12,442,374	82,289
Paul David Miller	12,439,038	85,625
Robert W. RisCassi	12,442,357	82,306
Michael T. Smith	12,449,752	74,911
Broker non-votes: None

                                Proposal Number 2:  Approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares

	Votes Cast
For	Against	Abstain
9,175,446	3,315,792	33,425

                                Proposal Number 3:  Approval of an amendment to Alliant Techsystems Inc. Amended and Restated 1990 Equity Incentive Plan

	Votes Cast
For	Against	Abstain
9,378,390	3,052,949	93,324

                                Proposal Number 4:  Approval of an amendment to Alliant Techsystems Inc. Non-Employee Director Restricted Stock Plan

	Votes Cast
For	Against	Abstain
10,647,034	1,774,078	103,551

                                Proposal Number 5:  Ratification of the selection of Deloitte & Touche as independent accountants for the fiscal year ending March 31, 2002

	Votes Cast
For	Against	Abstain
12,436,943	68,360	19,360

                                Proposal Number 6:  Stockholder proposal

	Votes Cast
For	Against	Abstain
1,517,257	9,194,416	400,773

ITEM 5. OTHER INFORMATION

             None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)         Exhibits.

Exhibit No.	Description

10	Separation Agreement between the Registrant and Richard N. Jowett effective August 1, 2001.
(b)	Reports on Form 8-K.

             During the quarter ended September 30, 2001, the Company filed a report on Form 8-K dated October 26, 2001 announcing that it had signed a non-binding letter of intent with Blount, International to acquire its ammunition business.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: November 9, 2001	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)