Form 10-Q
period 2001-12-30
ALLIANT TECHSYSTEMS INC
filed 2002-02-12
CIK 866121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2001

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

None

(Former name, former address and former fiscal year
if changed from last report)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

                As of January 31, 2002, the number of shares of the Registrant’s common stock, par value $.01 per share, outstanding was 21,642,898.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Alliant Techsystems Inc.

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
	December 30	December 31	December 30	December 31
	2001	2000	2001	2000
	(In thousands except per share data)
Sales	$464,128	$276,349	$1,286,911	$818,052
Cost of sales	366,833	215,612	1,022,485	648,153
Gross margin	97,295	60,737	264,426	169,899
Operating expenses:
Research and development	4,962	3,221	14,315	7,004
Selling	10,273	5,611	27,558	18,409
General and administrative	24,205	16,445	61,599	44,346
Total operating expenses	39,440	25,277	103,472	69,759
Earnings before interest and income taxes	57,855	35,460	160,954	100,140

Interest expense	(21,696)	(8,625)	(64,077)	(26,570)
Interest income	289	184	829	636
Earnings from continuing operations before income taxes	36,448	27,019	97,706	74,206

Income tax provision	13,850	9,294	37,128	25,433
Minority interest expense, net of income taxes	568		1,240
Income from continuing operations	22,030	17,725	59,338	48,773

Loss on disposal of discontinued operations, net of income taxes			(4,650)
Income before extraordinary loss	22,030	17,725	54,688	48,773

Extraordinary loss on early extinguishment of debt, net of income taxes	(383)		(10,992)
Net income	$21,647	$17,725	$43,696	$48,773
Basic earnings per common share:
Income from continuing operations	$0.98	$0.86	$2.74	$2.38
Discontinued operations			(0.21)
Extraordinary loss	(.01)		(0.51)
Basic earnings per common share	$.97	$0.86	$2.02	$2.38
Diluted earnings per common share:
Income from continuing operations	$0.94	$0.84	$2.62	$2.32
Discontinued operations			(0.20)
Extraordinary loss	(.02)		(0.49)
Diluted earnings per common share	$.92	$0.84	$1.93	$2.32

Average number of common shares (thousands)	22,421	20,684	21,684	20,532
Average number of common and dilutive shares (thousands)	23,404	21,219	22,654	20,980

Alliant Techsystems Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 30, 2001	March 31, 2001
	(In thousands except share data)
Assets
Current assets:
Cash and cash equivalents	$81,829	$27,163
Receivables	380,219	214,724
Net inventory	136,369	54,136
Deferred income tax asset	16,478	16,478
Other current assets	26,194	20,322
Total current assets	641,089	332,823
Net property, plant, and equipment	485,528	303,188
Goodwill	784,983	117,737
Prepaid and intangible pension assets	304,220	106,048
Other assets and deferred charges	69,889	19,708
Total assets	$2,285,709	$879,504
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,300	$69,200
Accounts payable	77,028	71,758
Contract advances and allowances	52,126	34,494
Accrued compensation	78,195	38,487
Accrued income taxes	46,155	11,873
Other accrued liabilities	129,882	66,151
Total current liabilities	389,686	291,963
Long-term debt	928,391	207,909
Deferred income tax liability	132,312	28,636
Post-retirement and post-employment benefits liability	245,159	108,203
Other long-term liabilities	112,204	44,461
Total liabilities	1,807,752	681,172
Contingencies (Note 6)
Common stock — $.01 par value
Authorized — 60,000,000 shares
Issued and outstanding 24,671,437 shares at December 30, 2001 and 14,070,569 at March 31, 2001	287	185
Additional paid-in-capital	461,164	231,598
Retained earnings	308,876	265,180
Unearned compensation	(5,859)	(3,854)
Other comprehensive income	(24,241)	(6,140)
Common stock in treasury, at cost 4,009,077 shares held at December 30, 2001 and 4,426,202 at March 31, 2001	(262,270)	(288,637)
Total stockholders’ equity	477,957	198,332
Total liabilities and stockholders’ equity	$2,285,709	$879,504

Alliant Techsystems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	December 30, 2001	December 31, 2000
	(In thousands)
Operating activities
Net income	$43,696	$48,773
Adjustments to net income to arrive at cash provided by operating activities
Depreciation	39,353	28,337
Amortization of intangible assets and unearned compensation	18,381	6,377
Deferred income tax	(291)
Loss on disposal of property	512	637
Minority interest expense, net of income taxes	1,240
Loss on disposal of discontinued operations, net of income taxes	4,650
Extraordinary loss on early extinguishment of debt, net of income taxes	10,992
Changes in assets and liabilities:
Receivables	47,584	4,779
Inventory	(972)	(2,232)
Accounts payable	(28,861)	(20,337)
Contract advances and allowances	15,091	(25,398)
Accrued compensation	(7,391)	(1,661)
Accrued income taxes	34,196	6,181
Accrued environmental	(2,199)	(433)
Pension and post-retirement benefits	(25,727)	(17,689)
Other assets and liabilities	18,809	(6,570)
Cash provided by operating activities	169,063	20,764
Investing activities
Capital expenditures	(24,221)	(14,841)
Acquisition of businesses	(712,353)	(1,400)
Proceeds from sale of a portion of a subsidiary	5,455
Proceeds from sale of property, plant, and equipment	265	4,528
Cash used for investing activities	(730,854)	(11,713)
Financing activities
Net borrowings on line of credit		11,000
Payments made on bank debt	(390,618)	(41,737)
Payments made to extinguish debt	(276,800)
Proceeds from issuance of long-term debt	1,325,000
Payments made for debt issue costs	(43,985)
Payments made for stock issue costs	(8,090)
Net purchase of treasury shares	(1,801)	(4,601)
Proceeds from employee stock compensation plans	12,751	11,770
Cash provided by (used for) financing activities	616,457	(23,568)
Increase (decrease) in cash and cash equivalents	54,666	(14,517)
Cash and cash equivalents — beginning of period	27,163	45,765
Cash and cash equivalents — end of period	$81,829	$31,248

Notes to Consolidated Financial Statements (Unaudited)

Quarter and Nine Months Ended December 30, 2001

1.              Acquisitions

On April 20, 2001, Alliant Techsystems Inc. (the Company) acquired Alcoa Inc.’s Thiokol Propulsion business (Thiokol) for $708.3 million in cash.  On December 7, 2001, the Company acquired the ammunition and related products businesses, or the Sporting Equipment Group (SEG), of Blount International, Inc. for 3,048,780 shares of our common stock, with a fair value of approximately $248 million, plus a nominal amount of cash.  The Company paid approximately $8 million in costs related to the stock issuance.  The Company used the purchase method of accounting to account for these acquisitions, and, accordingly, the results of Thiokol and SEG are included in the Company’s consolidated financial statements since the date of each acquisition.  The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value.  The allocations are preliminary and are subject to further adjustment.  The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill.  Goodwill related to Thiokol has been amortized based on a life of 40 years.  In accordance with the transition provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill related to SEG is not being amortized.

Pro forma information on results of operations as if Thiokol and SEG had been acquired on April 1, 2000 is as follows (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	December 30, 2001	December 31, 2000	December 30, 2001	December 31, 2000
Sales	$516,313	$536,053	$1,505,447	$1,512,694
Income before extraordinary loss	21,926	38,694	54,050	82,224
Net income	21,926	38,311	54,050	71,232

Basic earnings per common share:
Income before extraordinary loss	$0.89	$1.63	$2.21	$3.49
Net income	0.89	1.61	2.21	3.02

Diluted earnings per common share:
Income before extraordinary loss	0.85	1.59	2.12	3.42
Net income	0.85	1.58	2.12	2.96

The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions actually occurred on the assumed acquisition date.

2.              Long-Term Debt

In connection with the Company’s acquisition of Thiokol, the Company entered into new senior credit facilities totaling $1,050 million.  The senior credit facilities, which refinanced the Company’s previously-existing bank facilities, consisted of a six-

year revolving credit facility of $250 million, a $300 million six-year Tranche A term loan, and a $500 million eight-year Tranche B term loan.  The Company also borrowed $125 million under a senior subordinated credit facility.  A portion of the proceeds from the senior credit facilities were used to repay the $277 million of previously-existing debt, and the remainder was used to finance the purchase price for Thiokol.

On May 14, 2001, the Company issued $400 million total principal amount of senior subordinated notes.  The net proceeds from these notes were used to repay in full the $125 million senior subordinated credit facility and to repay approximately $195.7 million of the Tranche A term loan and approximately $65 million of revolving credit loans issued in connection with the initial financing of the Thiokol acquisition.  Through December 30, 2001, the Company has paid an additional $66.1 million on its Tranche A term loan, of which $60.0 million represented prepayments, and $3.8 million on its Tranche B term loan.  Subsequent to December 30, 2001, the Company prepaid the remaining $38.2 million of the Tranche A term loan and prepaid an additional $11.8 million on the Tranche B term loan.

As a result of these financing activities, debt issue costs of $11.0 million, net of $6.7 million in taxes, were written-off and recorded as an extraordinary loss on early extinguishment of debt during the nine months ended December 30, 2001.

The scheduled minimum loan payments on outstanding long-term debt, after taking into account the prepayments that have been made through January 2002, are $1.2 million for the remainder of fiscal 2002, $4.9 million in each of fiscal 2003 through 2006, and $863.9 million thereafter.  The Company’s total debt (line of credit borrowings, current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 66% on December 30, 2001, compared to 58% on March 31, 2001.

As of December 30, 2001, the Company had no borrowings against its $250.0 million bank revolving credit facility.  The Company had outstanding letters of credit of $55.9 million, which reduced amounts available on the revolving facility to $194.1 million at December 30, 2001.

Net interest paid during the nine months ended December 30, 2001 and December 31, 2000 consisted of the following (in thousands):

	December 30, 2001	December 31, 2000
Interest paid	$56,175	$25,584
Interest received	(829)	(628)
Net interest paid	$55,346	$24,956

3.              Derivative Instruments and Hedging Activities

As of December 30, 2001, the Company had interest rate swaps with a total notional amount of $497.3 million, summarized as follows (in thousands):

	Notional Amount	Fair Value	Interest Rate	Maturity Date
Amortizing swap	$133,272	$(7,531)	6.59%	November 2004
Amortizing swap	132,000	(3,507)	5.25	December 2005
Amortizing swap	132,000	(3,519)	5.27	December 2005
Non-amortizing swap	100,000	(4,406)	6.06	November 2008

The fair market value of the Company’s interest rate swaps is $(19.0) million at December 30, 2001, an increase of $5.5 million since September 30, 2001.  This increase in the fair value was recorded as an increase to other comprehensive income (OCI) during the quarter ended December 30, 2001.  The interest rate swaps are recorded within other long-term liabilities on the balance sheet.

4.              Other Liabilities

The major categories of current and long-term accrued liabilities are as follows (in thousands):

	December 30, 2001	March 31, 2001
Employee benefits and insurance	$45,085	$20,983
Legal	12,495	5,872
Warranty	7,539	8,902
Minority interest in subsidiary	7,455
Interest	5,042	92
Environmental remediation — current	3,952	3,868
Other	48,314	26,434
Other accrued liabilities — current	$129,882	$66,151

Environmental remediation — long-term	$45,287	$24,778
Interest rate swaps	18,963
Supplemental employee retirement plan	18,097	14,919
Legal	9,500
Other	20,357	4,764
Other long-term liabilities	$112,204	$44,461

5.              Income Taxes

Tax payments of $5.0 million and $19.1 million were made during the nine months ended December 30, 2001 and December 31, 2000, respectively.

The Company’s provision for income taxes includes both federal and state income taxes.  The income tax provision was $37.1 million for the nine months ended December 30, 2001, compared to $25.4 million for the nine months ended December 31, 2000, representing an effective tax rate of 38.0% and 34.2%, respectively.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.  The estimated effective tax rate for fiscal 2002 is reflective of the Company’s best estimate of the fiscal 2002 tax implications associated with its business strategies.

6.              Contingencies

Environmental Remediation Liabilities - The Company is subject to various local, state, and national laws relating to protection of the environment.  A number of the Company’s facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination.  At December 30, 2001, the accrued liability for environmental remediation of $49.2 million represents the Company’s best estimate of the present value of the probable and reasonably estimable costs related to the Company’s known remediation obligations.  It is expected that a portion of the Company’s environmental costs will be recovered by the Company.  As collection of those recoveries is estimated to be probable, the Company has recorded a receivable of $19.0 million, representing the present value of those recoveries.  The receivable primarily represents the expected recovery of costs associated with the facilities acquired from Hercules in March 1995 (Hercules Facilities) and from Alcoa in April 2001 (Thiokol Facilities).  Under the respective purchase agreements, the Company generally assumed responsibility for environmental compliance at the acquired facilities.  It is expected that much of the compliance and remediation costs associated with the acquired facilities will be recovered under U.S. Government contracts.

Those environmental remediation costs at Hercules Facilities not recovered through U.S. Government contracts are expected to be recovered from Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership).  The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline.  The Company has recorded an accrual of approximately $14 million to cover those environmental remediation costs at Thiokol Facilities not recovered through U.S. Government contracts.  The Company and Alcoa have agreed to each bear 50% of any additional amounts in excess of the next $15 million of liability, subject to our having provided Alcoa notification of issues identified prior to January 30, 2004.  Alcoa’s obligation under this indemnification is capped at $10 million.

The accrual for environmental remediation liabilities, and the associated receivable for recovery thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.6%.  The following is a summary of the amounts recorded for environmental remediation at December 30, 2001 (in thousands):

	Liability	Receivable
Amounts (payable)/receivable	$(63,514)	$22,200
Unamortized discount	14,275	(3,196)
Present value amounts (payable)/receivable	$(49,239)	$19,004

At December 30, 2001, the estimated discounted range of reasonably possible costs of environmental remediation is between $49 million and $89 million.  The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

Litigation — From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company’s business.  The Company does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in material adverse effect on its results of operations or financial condition.

7.              Comprehensive Income

Total comprehensive income for the quarters and the nine months ended December 30, 2001 and December 31, 2000 consists of the following (in thousands):

	Quarter Ended		Nine Months Ended
	December 30, 2001	December 31, 2000	December 30, 2001	December 31, 2000
Net income	$21,647	$17,725	$43,696	$48,773
Other comprehensive income:
Cumulative effect of adoption of SFAS 133			(8,161)
Change in fair value of derivatives	5,525		(10,802)
Change in fair value of available-for-sale securities	61		862
Total comprehensive income	$27,233	$17,725	$25,595	$48,773

8.              Earnings Per Share Data

Basic EPS is computed based upon the weighted average number of common shares outstanding for each period presented.  Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares.  Common equivalent shares represent the effect of redeemable common stock and stock options outstanding during each period presented, which, if exercised, would have a dilutive effect on EPS.  In computing EPS for the quarters and the nine months ended December 30, 2001 and December 31, 2000, net income as reported for each respective period is divided by (in thousands):

	Quarter Ended		Nine Months Ended
	December 30, 2001	December 31, 2000	December 30, 2001	December 31, 2000
Basic EPS shares outstanding	22,421	20,684	21,684	20,532
Dilutive effect of options and redeemable common shares	983	535	970	448
Diluted EPS shares outstanding	23,404	21,219	22,654	20,980

There were 800 stock options that were not included in the computation of diluted EPS for the quarter and the nine months ended December 30, 2001, and 600,599 stock options that were not included in the computation of diluted EPS for the quarter and nine months ended December 31, 2000, due to the option price being greater than the average market price of the common shares.

9.              Business Segment Information

On April 1, 2001, the Company realigned its business operations, combining the Conventional Munitions and Defense Systems groups, and now has two operating segments:  Aerospace and Defense.  These operating segments are defined based on the management reporting and reporting used by the Company’s chief executive officer.  The Aerospace operating segment designs, develops, and manufactures solid rocket propulsion systems for space, strategic, and tactical applications and composite structures for military and commercial aircraft, space launch vehicles, satellites, spacecraft, and weapons systems.  The Defense operating segment designs, develops, and manufactures small-, medium-, and large-caliber ammunition, munitions propellants, commercial gunpowder, anti-tank systems, tactical barrier systems, precision-guided munitions, electronic warfare systems, infantry weapon systems, electro-mechanical and electronic fuzes and proximity sensors, lithium batteries for military and aerospace applications, reloading equipment and other gun care products and accessories.

The following summarizes the Company’s results by operating segment (in thousands):

	Quarter Ended		Nine Months Ended
	December 30, 2001	December 31, 2000	December 30, 2001	December 31, 2000
Sales to external customers:
Aerospace	$275,052	$110,970	$768,236	$349,545
Defense	189,076	165,379	518,675	468,507
Corporate
Total external sales	$464,128	$276,349	$1,286,911	$818,052
Intercompany sales:
Aerospace	$6,778	$9,324	$25,534	$26,283
Defense	569	435	1,323	1,606
Corporate	(7,347)	(9,759)	(26,857)	(27,889)
Total intercompany sales	—	—	—	—
Total sales	$464,128	$276,349	$1,286,911	$818,052

Earnings before income taxes (EBT):

Aerospace	$15,011	$8,637	$36,016	$35,590
Defense	16,556	15,486	44,675	28,266
Corporate	4,881	2,896	17,015	10,350
Earnings before income taxes	$36,448	$27,019	$97,706	$74,206

10.       Joint Venture

During the quarter ended December 30, 2001, the Company was informed by regulators of the need to dissolve its joint venture with General Dynamics Ordnance and Tactical Systems, Inc. (General Dynamics), to which the Company had contributed its contract to operate and manage the Radford Army Ammunition Plant and some related assets.  General Dynamics had contributed cash in return for a minority interest in the joint venture.  The Company will return this cash, along with the accumulated minority interest earnings, which totals approximately $7.5 million, to General Dynamics in the fourth quarter of fiscal 2002.

11.       Subsequent Event

Subsequent to December 30, 2001, the underwriters of the stock that the Company issued in December 2001 exercised a portion of their over-allotment option, whereby the Company sold an additional 175,000 shares, which generated proceeds of approximately $13 million.

12.       Fair Presentation

The figures set forth in this quarterly report are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations for the quarters and the nine months ended December 30, 2001 and December 31, 2000.  The Company’s accounting policies are described in the notes to consolidated financial statements in its fiscal 2001 Annual Report on Form 10-K.

13.       Reclassifications

Certain reclassifications have been made to the fiscal 2001 consolidated financial statements, as previously reported, to conform to current classification.  These reclassifications did not change the net income from operations as previously reported.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

Sales for the nine months ended December 30, 2001 totaled $1,286.9 million, an increase of $468.8 million, or 57.3%, from $818.1 million for the comparable period in the prior year.  Aerospace segment sales were $793.8 million, an increase of $418.0 million, or 111.2%, compared to $375.8 million for the comparable period of the prior year.  This increase is primarily due to the addition of the Thiokol Propulsion business (Thiokol), which the Company purchased from Alcoa Inc. on April 20, 2001, for $708.3 million in cash.  The Thiokol operations contributed $457.7 million in sales to the Company for the nine months ended December 30, 2001.  Also contributing to the increase was an increase of $9.4 million on propulsion systems for tactical missiles, mainly the Sparrow, Advanced Medium-Range Air-to-Air Missile (AMRAAM), and Javelin programs.  Partially offsetting these increases were decreases on the Titan IV B rocket motor program of $34.8 million due to the wind-down of production, on the GEM solid rocket booster programs of $9.7 million due to directed schedule changes, and on the Pegasus solid rocket propulsion system program of $6.7 million due to a delay in the award of the new follow-on contract.  Defense segment sales for the nine months ended December 30, 2001 totaled $520.0 million, an increase of $49.9 million, or 10.6%, compared to $470.1 million for the comparable period of the prior year.  This increase was due to the addition of revenues from the ammunition and related products businesses, or the Sporting Equipment Group (SEG), purchased from Blount International, Inc. on December 7, 2001.  SEG contributed $13.4 million in sales to the Company during the period from December 7 to December 30, 2001.  The increase was also due to increases in fuze and barrier systems programs of $25.3 million due to new contract awards; an increase in medium-caliber ammunition of $21.1 million which was caused by a significant new international co-production program, new 20mm-round business, and an increase in sales award on the PGU-38 25mm enhanced combat round program; and an increase in small-caliber ammunition produced at Lake City of $13.9 million.  These increases were partially offset by the absence of $21.7 million of sales from the Kilgore flares operation, which was sold in February 2001.

Sales for the quarter ended December 30, 2001 totaled $464.1 million, an increase of $187.8 million, or 68.0%, from $276.3 million for the comparable quarter in the prior year.  Aerospace segment sales were $281.8 million, an increase of $161.5 million, or 134.2%, compared to $120.3 million for the comparable quarter of the prior year.  The Thiokol operations generated $170.3 million in sales during the quarter ended December 30, 2001.  Partially offsetting the addition of revenues from Thiokol were decreases on the Titan IV B rocket motor program of $8.1 million due to the wind-down of production and on the GEM solid rocket booster programs of $4.9 million due to directed schedule changes.  Defense segment sales for the quarter ended December 30, 2001 totaled $189.6 million, an increase of $23.8 million, or 14.4%, compared to $165.8 million for the comparable quarter of the prior year.  The increase is due to the addition of $13.4 million in sales generated by SEG, along with an increase in small-caliber ammunition produced at Lake City of $10.5 million and an increase in tank ammunition sales of $5.2 million.  These increases were partially offset by the absence of $7.2 million of sales from the Kilgore flares operation.

Company sales for fiscal 2002 are expected to be between $1.760 billion and $1.775 billion.

Gross Margin

The Company’s gross margin for the nine months ended December 30, 2001 was $264.4 million, or 20.5% of sales, an increase of $94.5 million compared to $169.9 million, or 20.8% of sales, for the comparable period of the prior year.  The gross margin in the Aerospace segment increased primarily due to the acquisition of Thiokol, which added $83.3 million in gross margin, partially offset by a decrease in the Titan IV B rocket motor program due to lower sales.  The gross margin in the Defense segment also increased, which was primarily due to significant improvements on fuze programs due to the absence of prior year write-offs associated with technical issues.

The Company’s gross margin for the quarter ended December 30, 2001 was $97.3 million, or 21.0% of sales, an increase of $36.6 million compared to $60.7 million, or 22.0% of sales, for the comparable quarter of the prior year.  The gross margin in the Aerospace segment increased primarily due to the acquisition of Thiokol, which added $29.0 million in gross margin.  The gross margin in the Defense segment increased primarily due to significant improvements on fuze programs due to the absence of prior year write-offs associated with technical issues.

Operating Expenses

The Company’s operating expenses for the nine months ended December 30, 2001, totaled $103.5 million, or 8.0% of sales, an increase of $33.7 million compared to $69.8 million, or 8.5% of sales, for the comparable period of the prior year.  The Company’s operating expenses for the quarter ended December 30, 2001, totaled $39.4 million, or 8.5% of sales, an increase of $14.1 million compared to $25.3 million, or 9.1% of sales, for the comparable quarter of the prior year.  The increases in the amount of operating expenses are primarily due to the additions of Thiokol and SEG.  The decreases in operating expenses as a percent of sales are partially due to synergies obtained through the integration of Thiokol into the Company’s operations.

Interest Expense

The Company’s net interest expense for the nine months ended December 30, 2001 was $63.2 million, an increase of $37.3 million compared to $25.9 million for the comparable period of the prior year.  The Company’s net interest expense for the quarter ended December 30, 2001 was $21.4 million, an increase of $13.0 million compared to $8.4 million for the comparable quarter of the prior year.  The increases were due to the increase in outstanding debt, which was incurred to finance the acquisition of Thiokol.

Earnings from Continuing Operations before Income Taxes

The Company’s earnings from continuing operations before income taxes (earnings before taxes, or EBT) for the nine months ended December 30, 2001 was $97.7 million, an increase of $23.5 million compared to $74.2 million for the comparable period of the prior year, the result of increased gross margin partially offset by higher operating and interest expenses.  Aerospace segment EBT for the nine months ended December 30, 2001 was $36.0 million, an increase of $0.4 million compared to $35.6 million in the comparable period of the prior year.  The increase was driven by increased gross margin, partially offset by additional interest expense on debt incurred in connection with the acquisition of Thiokol.  Defense segment EBT for the nine months ended December 30, 2001 was $44.7 million, an increase of $16.4 million compared to $28.3 million in the comparable period of the prior year.  The increase was primarily the result of increased gross margin.

The Company’s earnings from continuing operations before income taxes (earnings before taxes, or EBT) for the quarter ended December 30, 2001 was $36.4 million, an increase of $9.4 million compared to $27.0 million for the comparable quarter of the prior year, the result of increased gross margin partially offset by higher operating and interest expenses.  Aerospace segment EBT for the quarter ended December 30, 2001 was $15.0 million, an increase of $6.4 million compared to $8.6 million in the comparable quarter of the prior year.  The increase was driven by increased gross margin, partially offset by additional interest expense on debt incurred in connection with the acquisition of Thiokol.  Defense segment EBT for the quarter ended December 30, 2001 was $16.6 million, an increase of $1.1 million compared to $15.5 million in the comparable quarter of the prior year.  The increase was primarily the result of increased gross margin.

Income Tax Provision

The income tax provision for the nine months ended December 30, 2001 was $37.1 million, an increase of $11.7 million compared to $25.4 million for the comparable period of the prior year.  The income tax provision for the quarter ended December 30, 2001 was $13.9 million, an increase of $4.6 million compared to $9.3 million for the comparable quarter of the prior year.  These amounts represent effective tax rates of 38.0% and 34.2% for each of the periods in fiscal years 2002 and 2001, respectively.

Income tax provisions for interim periods are based on estimated effective annual income tax rates.  The estimated effective tax rate for fiscal 2002 is reflective of the Company’s best estimate of the fiscal 2002 tax implications associated with the Company’s business strategies.

Income from Continuing Operations

Income from continuing operations for the nine months ended December 30, 2001 was $59.3 million, or 4.6% of sales, an increase of $10.5 million compared to $48.8 million, or 6.0% of sales, for the comparable period of the prior year.  Income from continuing operations for the quarter ended December 30, 2001 was $22.0 million, or 4.7% of sales, an increase of $4.3 million compared to $17.7 million, or 6.4% of sales, for the comparable quarter of the prior year.  The increases were due to increased gross margin, partially offset by higher operating, interest, and income tax expenses.

Net Income

Net income reported for the nine months ended December 30, 2001 was $43.7 million, a decrease of $5.1 million compared to $48.8 million for the comparable period of the prior year.  The overall decrease was driven by two events during the period (a discontinued operations loss due to litigation related to the Company’s former Marine Systems operations and an extraordinary loss to write off debt issuance costs due to the early extinguishment of debt), along with increased operating expenses, interest expense, and income tax expense, which were partially offset by increased gross margin.  Net income reported for the quarter ended December 30, 2001 was $21.6 million, an increase of $3.9 million compared to $17.7 million for the comparable quarter of the prior year.  The overall increase was driven by higher gross margin, partially offset by increased operating expenses, interest expense, income tax expense, and an extraordinary loss to write off debt issuance costs due to the early extinguishment of debt.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash provided by operating activities totaled $169.1 million for the nine months ended December 30, 2001, representing an increase in operating cash flow of $148.3 million, compared to $20.8 million provided by operating activities in the comparable period of the prior year.  The improved level of cash provided during the period was primarily driven by increased income from continuing operations, which increased $10.5 million; an increase in non-cash expenses such as depreciation and amortization, which increased $11.1 million and $12.0 million, respectively (due to the Thiokol acquisition); reduced levels of working capital, which improved cash flows by $76.1 million compared to the prior year, driven by the reusable solid rocket motor and the Delta programs; and tax strategies employed by the Company, which improved cash flows by approximately $25 million compared to the prior year.

Cash used for investing activities for the nine months ended December 30, 2001 was $730.9 million, an increase in usage of $719.2 million compared to $11.7 million used in the comparable period of the prior year.  This increase in usage is primarily due to the $708.3 million of cash used to purchase Thiokol, along with an increase in capital expenditures.  Capital expenditures in fiscal 2002 are expected to be approximately $39 million, compared to fiscal 2001 expenditures of $24.8 million.  The expected increase is primarily due to capital expenditures being incurred by Thiokol.

Cash provided by financing activities for the nine months ended December 30, 2001 totaled $616.5 million, an increase of $640.1 million compared to the $23.6 million used in the comparable period of the prior year.  The increase is a result of proceeds from debt issuances of $1,325.0 million, partially offset by debt repayments of $667.4 million, payments made for debt issue costs of $44.0 million, and payments made for stock issue costs of $8.1 million.

In connection with the Company’s acquisition of Thiokol, the Company entered into new senior credit facilities totaling $1,050 million.  The senior credit facilities, which refinanced the Company’s previously-existing bank facilities, consisted of a six-year revolving credit facility of $250 million, a $300 million six-year Tranche A term loan, and a $500 million eight-year Tranche B term loan.  The Company also borrowed $125 million under a senior subordinated credit facility.  A portion of the proceeds from the senior credit facilities were used to repay the $277 million of previously-existing debt, and the remainder was used to finance the purchase price for Thiokol.  On May 14, 2001, the Company issued $400 million total principal amount of senior subordinated notes, that mature on May 15, 2011, in a private placement.  The net proceeds from these notes were used to repay in full the $125 million senior subordinated credit facility and to repay approximately $195.7 million of the Tranche A term loan and approximately $65 million of revolving credit loans issued in connection with the initial financing of the Thiokol acquisition.

As of December 30, 2001, long-term debt consisted of the following (in thousands):

Tranche A term loan	$38,191
Tranche B term loan	496,250
Senior subordinated notes	400,000
Other	250
Total debt outstanding	$934,691

Subsequent to December 30, 2001, the Company prepaid the remaining $38.2 million of the Tranche A term loan and prepaid an additional $11.8 million on the Tranche B term loan.

Interest charges under the Tranche B term loan accrue at LIBOR plus 3.00%.  Interest on the outstanding senior subordinated notes accrues at a rate of 8.5% and is payable semi-annually on May 15 and November 15 of each year.

The scheduled minimum loan payments on outstanding long-term debt, after taking into account the prepayments that have been made through January 2002, are $1.2 million for the remainder of fiscal 2002, $4.9 million in each of fiscal 2003 through 2006, and $863.9 million thereafter.  The Company’s total debt

(line of credit borrowings, current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 66% on December 30, 2001, compared to 58% on March 31, 2001.

As of December 30, 2001, the Company had no borrowings against its $250.0 million bank revolving credit facility.  The Company had outstanding letters of credit of $55.9 million, which reduced amounts available on the revolving facility to $194.1 million at December 30, 2001.

As of December 30, 2001, the Company had interest rate swaps with a total notional amount of $497.3 million, summarized as follows (in thousands):

	Notional Amount	Fair Value	Interest Rate	Maturity Date
Amortizing swap	$133,272	$(7,531)	6.59%	November 2004
Amortizing swap	132,000	(3,507)	5.25	December 2005
Amortizing swap	132,000	(3,519)	5.27	December 2005
Non-amortizing swap	100,000	(4,406)	6.06	November 2008

Based on the financial condition of the Company at December 30, 2001, the Company believes that future operating cash flows, combined with the availability of funding, if needed, under bank revolving credit facilities, will be adequate to fund the Company’s future growth as well as service long-term obligations.

Contingencies

Environmental Remediation Liabilities - The Company is subject to various local, state, and national laws relating to protection of the environment.  A number of the Company’s facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination.  At December 30, 2001, the accrued liability for environmental remediation of $49.2 million represents the Company’s best estimate of the present value of the probable and reasonably estimable costs related to the Company’s known remediation obligations.  It is expected that a portion of the Company’s environmental costs will be recovered by the Company.  As collection of those recoveries is estimated to be probable, the Company has recorded a receivable of $19.0 million, representing the present value of those recoveries.  The receivable primarily represents the expected recovery of costs associated with the facilities acquired from Hercules in March 1995 (Hercules Facilities) and from Alcoa in April 2001 (Thiokol Facilities).  Under the respective purchase agreements, the Company generally assumed responsibility for environmental compliance at the acquired facilities.  It is expected that much of the compliance and remediation costs associated with the acquired facilities will be recovered under U.S. Government contracts.

Those environmental remediation costs at Hercules Facilities not recovered through U.S. Government contracts are expected to be recovered from Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership).  The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline.  The Company has recorded an accrual of approximately $14 million to cover those environmental remediation costs at Thiokol Facilities not recovered through U.S. Government contracts.  The Company and Alcoa have agreed to each bear 50% of any additional amounts in excess of the next $15 million of liability, subject to our having provided Alcoa notification of issues identified prior to January 30, 2004.  Alcoa’s obligation under this indemnification is capped at $10 million.

The accrual for environmental remediation liabilities, and the associated receivable for recovery thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of approximately 4.6%.  The following is a summary of the amounts recorded for environmental remediation at December 30, 2001 (in thousands):

	Liability	Receivable
Amounts (payable)/receivable	$(63,514)	$22,200
Unamortized discount	14,275	(3,196)
Present value amounts (payable)/receivable	$(49,239)	$19,004

At December 30, 2001, the estimated discounted range of reasonably possible costs of environmental remediation is between $49 million and $89 million.  The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

Litigation — From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company’s business.  The Company does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in material adverse effect on its results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.  SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited.  In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment.  The Company expects to adopt these statements on April 1, 2002, the first quarter of the Company’s fiscal 2003.  Upon adoption of SFAS 142, goodwill amortization of approximately $15-16 million, net of taxes, on an annual basis will cease.  Based on a preliminary assessment, management believes that other provisions of SFAS 141 and 142 will not have a material impact on the Company’s financial position or results of operations, however this assessment is not yet complete.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets.  SFAS 143 will become effective for the Company on April 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred.  Management is in the process of evaluating the impact SFAS 143 will have on the Company’s consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS

144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell.  SFAS 144 will become effective for the Company on April 1, 2002.  Management is in the process of evaluating the impact this statement will have on the Company’s consolidated financial statements.

On November 15, 2001, the FASB issued an Exposure Draft of the Proposed Statement on Rescission of FASB Statements No. 4, 44, and 64 and Technical Corrections.  Among other provisions, this Proposed Statement would eliminate the requirement that gains and losses from extinguishment of debt be classified as extraordinary items.  If the FASB issues this Proposed Statement as currently written, the Company would be required to reclassify the extraordinary loss on early extinguishment of debt, which was $11.0 million, net of $6.7 million in taxes, through December 30, 2001, to a reduction of earnings from continuing operations.

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

RISK FACTORS

Certain of the statements made and information contained in this report, excluding historical information, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include those relating to fiscal 2002 sales, effective income tax rate, and capital expenditures.  Also included are statements relating to the funding of future growth, long-term debt repayment, environmental remediation costs and recoverability prospects, the adoption of new accounting pronouncements, and in general, the financial and operating impact of the resolution of environmental and litigation contingencies.  Such forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially.  Some of these risks and uncertainties are set forth in connection with the applicable statements.  Additional risks and uncertainties include, but are not limited to, changes in government spending and budgetary policies, government laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, commercial space launch manifest, international trading restrictions, outcome of union negotiations, customer product acceptance, the Company’s success in program pursuits, program performance, continued access to technical and capital resources, and supply and availability of raw materials and components.  All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors.  Actual results could differ materially.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates.  To mitigate the risks from interest rate exposure, the Company has entered into various hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies.  The Company uses derivatives to hedge certain interest rate and commodity price risks.  The Company does not use derivative financial instruments for trading or other speculative purposes, and the Company is not a party to leveraged financial instruments.  Additional information regarding the Company’s financial instruments is contained in Note 3 to the consolidated financial statements.  The Company’s objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower the Company’s overall borrowing rate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5. OTHER INFORMATION

                None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a)           Exhibits.

Exhibit No.	Description

4	First Supplemental Indenture, dated December 19, 2001, among the Registrant, its subsidiaries and BNY Midwest Trust Company.

                (b)           Reports on Form 8-K.

                During the quarter ended December 30, 2001, the Company filed the following reports on Form 8-K:

1)             October 26, 2001, announcing that it had signed a non-binding letter of intent with Blount International, Inc. to acquire its ammunition business;

2)             November 13, 2001, announcing that it had signed a definitive agreement to acquire the ammunition business of Blount International, Inc.; and

3)             December 10, 2001, announcing that it had completed its acquisition of the ammunition business of Blount International, Inc.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: February 12, 2002	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)