Form 10-Q/A
period 2001-12-31
ALLIANT TECHSYSTEMS INC
filed 2002-02-22
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

                As of January 31, 2002, the number of shares of the Registrant’s common stock, par value $.01 per share, outstanding was 24,866,705.

                On February 12, 2002, Alliant Techsystems Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2001.  This amendment is being filed for the purposes of revising the number of shares stated to be outstanding on the cover of such report, the discussion of changes in the Company’s securities during the period in such report, and the list of exhibits being furnished with such report.

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                On December 7, 2001, the Company acquired the ammunition and related products businesses, or the Sporting Equipment Group (SEG), of Blount International, Inc. by the issuance of 3,048,780 shares of the Company’s common stock and the payment of $10,000 in cash to Blount, Inc., a subsidiary of Blount International, Inc.  The issuance and sale of the 3,048,780 shares were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act as a transaction by the issuer not involving a public offering where the purchaser represented that it was a sophisticated investor, that it received or had access to adequate information about the Company, and that it would not sell or dispose of the shares except in compliance with the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a)           Exhibits.

Exhibit No.	Description

4

First Supplemental Indenture, dated December 19, 2001, among the Registrant, its subsidiaries and BNY Midwest Trust Company (incorporated herein by reference to Exhibit 4 to the Company’s Form 10-Q filed February 12, 2002 for the quarterly period ended December 30, 2001).

4.1

Indenture, dated as of May 14, 2001, between the Registrant and BNY Midwest Trust Company, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, File No. 333-67316)

4.2	Form of Exchange Notes (included in Exhibit 4.1)

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

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: February 22, 2002	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

4

First Supplemental Indenture, dated December 19, 2001, among the Registrant, its subsidiaries and BNY Midwest Trust Company (incorporated herein by reference to Exhibit 4 to the Company’s Form 10-Q filed February 12, 2002 for the quarterly period ended December 30, 2001).

4.1

Indenture, dated as of May 14, 2001, between the Registrant and BNY Midwest Trust Company, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, File No. 333-67316).

4.2	Form of Exchange Notes (included in Exhibit 4.1).