Form 10-K
period 2002-03-31
ALLIANT TECHSYSTEMS INC
filed 2002-06-05
CIK 866121

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                              .

Commission file number 1-10582

Alliant Techsystems Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1672694 (I.R.S. Employer Identification No.)
5050 Lincoln Drive, Edina, Minnesota (Address of principal executive offices)	55436 (Zip Code)

(952) 351-3000
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        As of April 30, 2002, 25,246,984 shares of the Registrant's voting common stock were outstanding. The aggregate market value of such stock held by non-affiliates of the Registrant on such date was approximately $2,719 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

        Alliant Techsystems Inc. (ATK), which is sometimes called the Company or the Registrant in this report, is a supplier of aerospace and defense products to the U.S. government, America's allies, and major prime contractors. ATK is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets.

        The Company was incorporated as a Delaware corporation as a wholly-owned subsidiary of Honeywell Inc. in May 1990 in connection with Honeywell's plan to spin-off to its stockholders its Defense and Marine Systems Business, its Test Instruments Division and its Signal Analysis Center. The spin-off became effective in September 1990, when Honeywell transferred to the Company substantially all of the assets and liabilities of those businesses. Honeywell subsequently distributed to its stockholders in October 1990 all of the Company's outstanding common stock on a pro rata basis.

        In December 1992, the Company sold its Test Instruments Division. In October 1993, the Company acquired Accudyne Corporation, which manufactured fuzes, and Kilgore Corporation, which primarily manufactured infrared counter-measure flares, and, in November 1993, the Company acquired Ferrulmatic, Inc., which primarily manufactured metal parts for tank ammunition programs. In March 1995, the Company acquired the assets and operations of the Hercules Aerospace Company division of Hercules Incorporated, which was involved in the development and supply of solid rocket propulsion systems, munitions propellants, commercial gun powders, defense electronics systems, self-directed weapons systems and composite structures. In March 1996, after evaluating the Company's strategic plans for the future, the Company elected to discontinue its role as an owner of foreign demilitarization businesses located in the former Soviet republics of Ukraine and Belarus. In February 1997, the Company sold its Marine Systems Group. In February 2001, the Company sold the Kilgore operations, which it had renamed Alliant Kilgore Flares Company LLC.

        On April 20, 2001, the Company purchased from Alcoa Inc., for $708.3 million in cash, all of the issued and outstanding shares of common stock of Cordant Technologies, Inc. (Cordant) following the transfer to and assumption by Alcoa of all of Cordant's assets and liabilities other than those related to its Thiokol propulsion business. On December 7, 2001, the Company purchased the ammunition and related products business, including Federal Cartridge Company, known as the Sporting Equipment Group or SEG, of Blount International, Inc. for 3,048,780 shares of the Company's common stock, with a fair value of $247.8 million, plus $10,000.

        In May 2002, the Company acquired assets and liabilities of the ordnance business of The Boeing Company, a leading producer of medium-caliber gun systems for ground, sea, and air platforms.

        The following table summarizes the Company's significant acquisitions and divestitures:

Date	Company Involved	Event
September 1990	Defense and Marine Division	Spin-off from Honeywell
September 1990	Test Instruments Division	Spin-off from Honeywell
September 1990	Signal Analysis Center	Spin-off from Honeywell
December 1992	Test Instruments Division	Sold
October 1993	Accudyne Corporation	Acquired
October 1993	Kilgore Corporation	Acquired
November 1993	Ferrulmatic, Inc.	Acquired
March 1995	Hercules Aerospace Company	Acquired
March 1996	Demilitarization business	Discontinued operations
February 1997	Marine Systems Group	Sold
February 2001	Alliant Kilgore Flares Company LLC	Sold
April 2001	Thiokol Propulsion Corp.	Acquired
December 2001	Sporting Equipment Group of Blount International, Inc.	Acquired
May 2002	Ordnance business of The Boeing Company	Acquired

        The Company conducts its business through a number of separate legal entities that are listed on Exhibit 21 to this report. These legal entities are grouped under holding companies that correspond to the Company's operating segments. On April 1, 2001, the Company realigned its business operations, combining the Conventional Munitions and Defense Systems operating segments, resulting in two operating segments, Aerospace and Defense. Within these two segments, there are four business lanes: Propulsion and Composites, which are the two business lanes that compose the Aerospace segment; and Conventional Munitions and Precision Capabilities, which are the two lanes that compose the Defense segment. The business lanes represent the Company's core competencies and its focus. The Aerospace segment designs, develops, and manufactures solid rocket propulsion systems for space, strategic, and tactical applications and composite structures for military and commercial aircraft, space launch vehicles, satellites, spacecraft, and weapons systems. The Defense segment designs, develops, and manufactures small-, medium-, and large-caliber ammunition, munitions propellants, commercial gunpowder, anti-tank systems, tactical barrier systems, precision-guided munitions, electronic warfare systems, infantry weapon systems, electro-mechanical and electronic fuzes and proximity sensors, lithium batteries for military and aerospace applications, reloading equipment and other gun care products and accessories.

        Revenues, income from continuing operations, total assets, and other financial data for each of the Company's business segments for the three years ended March 31, 2002, are set forth in Note 15 to the consolidated financial statements, included in Item 8 of this report.

        On April 1, 2002, subsequent to the end of fiscal 2002, the Company further realigned its business operations. Following the realignment, the Company has three operating segments: Aerospace, Precision Systems, and Ammunition. The diagrams below reflect this realignment. The April 1, 2002 realignment is not reflected in the information contained in this report.

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

Aerospace

        Propulsion.    ATK designs, develops and produces solid rocket propulsion systems for a variety of U.S. Government and commercial applications. The Company is the leading supplier of solid propulsion rocket motors for space launch vehicles with a broad product portfolio encompassing all vehicle payload classes, from small to heavy-lift. The Company is presently producing solid propulsion systems and related products for NASA's Space Shuttle, Titan IVB, Delta II, Delta III, Delta IV, Atlas IIAS, Athena, Maxus, H-IIA, Pegasus®, Taurus® and Minotaur® launch vehicles. The Company also produces solid rocket propulsion systems for strategic missiles, including Minuteman, Trident II, missile defense systems, and tactical missiles.

        The following table summarizes ATK's principal solid rocket propulsion programs, including identification of the customer and the ultimate end-user:

Principal Programs	Primary Customer	Ultimate End-User	Description
Civil Manned Space:
Reusable Solid Rocket Motors for the Space Shuttle	NASA	NASA	Reusable solid rocket motors for the Space Shuttle. Motor segments are recovered, refurbished and recast.
Unmanned Space:
Solid Rocket Motor Upgrade for Titan IVB	Lockheed Martin	U.S. Air Force	Solid rocket motor upgrade boosters for heavy-lift launch vehicles.
GEM-40, 46 and 60 for Delta II, III and IV	Boeing	Commercial and government customers	Solid rocket boosters used for additional thrust on Boeing's Delta family of launch vehicles.

CASTOR 120® and CASTOR® IV series	Orbital Sciences, Lockheed Martin, Mitsubishi Heavy Industries, Astrium	Commercial and government customers
First and second stage propulsion for a number of small payload expendable launch vehicles and as strap-on boosters for medium payload vehicles. Used on the Taurus®, Atlas IIAS, Athena, Maxus and H-IIA launch vehicles.
STAR™ Motors and Stages	Boeing, NASA, Lockheed Martin, Orbital Sciences, Arianespace	Commercial and government customers	Rocket motors and integrated stages in a range of sizes used as upper stages on a variety of spacecraft and launch vehicles.
Orion Motors	Orbital Sciences	Commercial and government customers	Family of three rocket motors plus derivatives used for the Pegasus®, Taurus® and Minotaur® launch vehicles.
Strategic:
Trident II	Lockheed Martin	U.S. Navy	Solid rocket motors for first, second, and third stage of submarine-launched intercontinental ballistic missiles.
Minuteman III	TRW	U.S. Air Force	Propulsion replacement solid rocket motors for all three stages of silo-launched intercontinental ballistic missiles. Includes motor washout, reclaiming/refurbishing hardware and reloading motors.
Ground-based Midcourse Defense, Ground-based Interceptor*	Boeing, Orbital Sciences, Lockheed Martin	Missile Defense Agency	Solid propulsion systems for missiles to intercept incoming ballistic missiles. Derivatives of GEM, Orion, and STAR™ motors are being used in multiple boost vehicle configurations.
Tactical:
Hellfire/Longbow	Lockheed Martin	U.S. Army	Solid propulsion for the AGM-114 anti-armor air-to-surface missile, generally fired from helicopters. Recently it has also been incorporated into and launched from the Predator UAV.
AMRAAM	Raytheon	U.S. Air Force, U.S. Navy and allied nations	Propulsion system for the AIM-120 Advanced Medium-Range Air-to-Air Missile. The Company also manufactures the explosive warhead.

Brimstone	Boeing	U.K. Ministry of Defense	Propulsion system for anti-armor air-to-surface missile. The Company is also responsible for the shaped charge warhead.
Theater Missile Defense—Third Stage Rocket Motors and Divert and Attitude Control Systems (DACS)*	Raytheon	U.S. Navy	Third Stage Rocket Motor and solid DACS are being developed for use in the Standard Missile 3 configuration interceptor missiles for Navy Sea-based Midcourse Defense systems.
Sidewinder	Raytheon	U.S. Navy and Air Force	Propulsion system for the AIM-9X Sidewinder air-to-air missile.
Sensor Fuzed Weapon	Textron	U.S. Air Force and allied nations	Propulsion system for sensor fuzed weapon anti-armor cluster munitions.
Maverick	Raytheon	U.S. Air Force and Navy	Propulsion system and heavy warhead for the AGM-65 air-to-surface missile.
Sparrow	U.S. Navy	Allied nations	Propulsion system for the AIM-7 air-to-air missile and the RIM-7 Sea Sparrow surface-to-air missile.
Evolved Sea Sparrow	Raytheon	U.S. Navy and NATO countries	Propulsion system for surface-to-air missile.
ATACMS	Lockheed Martin	U.S. Army	Metal cases for the solid propulsion motor for the ATACMS surface-to-surface missile.
Gas Generators	Lockheed Martin and Raytheon	U.S. Navy
Solid propellant gas generators used to expel Trident and Tomahawk missiles from their submarine launch tubes and to power the thrust vector actuation systems on the first, second, and third stage motors of the Trident II missile.
ERGM*	Raytheon	U.S. Navy	Rocket-assisted gun-launched projectile.
TOW-2	Raytheon	U.S. Army and allied nations	Propulsion system for tube-launched optically tracked and wire-guided anti-tank missile.
Harpoon	Boeing	U.S. Navy and allied nations	Solid propulsion booster motor for the Harpoon missile.
Vertical Launch ASROC	Lockheed Martin	U.S. Navy and allied nations	Solid propulsion booster motor for the VLA missile.
Autonomous Naval Support Round (ANSR)*	U.S. Navy	U.S. Navy	Five-inch rocket-assisted gun-launched projectile for the U.S. Navy's Naval Surface Fire Support (NSFS) requirement.

Line-of-Sight Anti-Tank (LOSAT)*	Lockheed Martin	U.S. Army	Propulsion system for the LOSAT kinetic energy missile that will defeat advanced armor systems.

*
Programs and products currently in development.

        Civil Manned Space Launch Vehicles.    The Company is the sole supplier of the reusable solid rocket motors used on NASA's Space Shuttle since its inception. A set of two reusable solid rocket motors provides stage propulsion, in tandem with a liquid propulsion system, for the Space Shuttle. The reusable solid rocket motor uses a metal case that is recovered from the ocean after being released from the Space Shuttle core. The case is then cleaned and refurbished so that it can be filled with propellant and used again.

        The Company's present contract with NASA, under which the Company began making deliveries in 1999, runs through early 2007 and provides for the delivery of 34 flight sets. Negotiations are ongoing to extend the timing of deliveries under the contract through early 2008. According to NASA's current launch manifest, there are currently 33 Space Shuttle launches scheduled through 2007. In addition, NASA has cancelled the X-33 program, the purpose of which was to develop an alternative to the Space Shuttle. With the cancellation of the X-33 program, there is currently no viable domestic alternative to the Space Shuttle or the Company's solid rocket motors that propel it. As a result, the Company believes that the current Space Shuttle fleet will remain the mainstay of the U.S. space program until at least 2012. As the only supplier of the solid rocket motors used for the Space Shuttle, the Company is well positioned to receive another multi-year contract after the completion of the present one. A total of 168 of these motors have been used successfully, and Thiokol has twice been recognized for exceptional safety and quality performance by NASA with the George M. Low award, NASA's highest award for quality, in 1991 and again in 1999.

        Unmanned Space Launch Vehicles.    The Company produces propulsion systems for some of the most significant space launch vehicle programs in the United States, including the Titan, Delta and Atlas programs.

          Titan Solid Rocket Motor Upgrades.    The solid rocket motor upgrade that provides the initial stage propulsion for Lockheed Martin's Titan IVB heavy-lift launch vehicle is used by the U.S. Air Force. The Company completed production on this program in early calendar year 2002. Two motors are used per launch. These motors have three composite case segments. The Company also has a contract for Titan launch operations support through September 2003 for inspection and oversight of solid rocket motor processing operations at the launch sites.

          The Titan launch vehicle family was built for the U.S. Air Force to meet medium-lift requirements in the 1960s. Recently, it has been used primarily to launch unmanned military spacecraft such as heavy photo reconnaissance platforms in low-Earth orbit and geosynchronous communications, missile launch detection and ELINT satellites, which gather electronic information.

          Graphite Epoxy Motors, or GEM.    The GEM series of propulsion systems are used as solid strap-on boosters for Boeing's Delta launch vehicle family, which consists of the Delta II, Delta III and Delta IV vehicles. The Delta II is a medium-lift expendable launch vehicle developed for both government and commercial applications. The Delta II employs the GEM-40, a graphite epoxy motor measuring 40 inches in diameter. The Company also produces, under contract to Boeing, a larger strap-on GEM-46 booster for the enhanced medium-lift Delta III expendable launch vehicle. Boeing also awarded the Company a contract to develop and produce a new, even larger GEM-60 booster to be used with versions of the new Delta IV expendable launch vehicle. Delta II uses either three, four or nine motors per launch, Delta III uses nine motors per launch, and the Company expects the Delta IV Medium Plus vehicles to use either two or four motors per launch.

          With a 40-year history, the Delta family of expendable launch vehicles has what is perhaps the most successful flight record of any rocket currently in service. Delta II has had 49 consecutive successful launches since January 1997. The Delta family has also launched into orbit the first passive communications satellite, ECHO, the first European satellite, Ariel 1, and the first communications satellite to reach geosynchronous orbit, Syncom 2.

          CASTOR® Motors.    The CASTOR® family of solid rocket motors are used in the first and second stages of a number of small payload expendable launch vehicles and as strap-on boosters. CASTOR 120® is used as the first stage on the Taurus® launch vehicle, the first stage on Athena I, and the first and second stage on Athena II launch vehicles. CASTOR® IV is used as strap-on thrust augmentation on the Atlas IIAS, with four motors used per launch. CASTOR IVA-XL motors are used as strap-on boosters on the Japanese H-IIA launch vehicles, with two or four motors used per launch. Taurus and Athena I and II are small payload launch vehicles, and Atlas IIAS and Japanese H-IIA are medium-lift vehicles. CASTOR® IVB is also used on the Maxus sounding rocket.

          STAR™ Motors and Stages.    The STAR™ family of motors are used as the upper stages for a variety of launch vehicles, for final positioning of satellites, or to propel a spacecraft beyond earth's orbit. These motors come in a wide variety of sizes (3-in. to 92-in. diameter) to meet a range of payload applications. STAR™ motors have a 40-year history with more than 3,600 successful tests and flights with a 99.9% success rate. Integrated STAR™ stages combine proven STAR™ motors with attachment structures and a common avionics module to provide advanced upper stages that are ELV and Shuttle compatible.

          Orion Motors.    Orion motors are used on the Pegasus®, Taurus® and Minotaur® launch vehicles. Pegasus® is a small-lift air-launched vehicle initially lifted by a conventional aircraft. Minotaur® is a ground-launched vehicle for small payloads. Taurus® is a ground-launched vehicle for payloads larger than those that can be carried by Pegasus® and Minotaur®. Pegasus® and Taurus® carry U.S. Government, foreign government and commercial payloads. Minotaur® carries only U.S. Government payloads. Each Pegasus® vehicle contains three solid propulsion stages, all of which the Company produces. The three Pegasus® motors are also used in upper stages on Taurus® and two of the motors are used in upper stages on Minotaur®. Minotaur® also uses two refurbished motors from old Minuteman strategic missiles.

        Strategic.    The Company provides propulsion systems for strategic missiles such as the Trident II and Minuteman, as well as those being proposed for Ground-based Midcourse Defense.

          Intercontinental Ballistic Missiles.    Trident II is a submarine-launched intercontinental ballistic missile composed of three solid propulsion stages. The Company produces each of the three solid propulsion stages of this missile under a contract with Lockheed Martin. In addition to the Trident II production contract, the Company has contracts with Lockheed Martin to provide operational support services for the U.S. Navy's existing fleet of both Trident I and Trident II missiles.

          Through a joint venture with the Pratt & Whitney Space and Missile Propulsion (formerly Chemical Systems Division) of United Technologies, the Company produces replacement solid rocket motors for all three stages of Minuteman III, which is a silo-launched intercontinental ballistic missile. The Company also refurbishes excess Minuteman solid rocket motors for use as U.S. Air Force target vehicles. The Company developed and produced all first stage motors for the Peacekeeper and Minuteman I, II, and III missiles, and third stages for both the Peacekeeper and Minuteman II missiles for the U.S. Air Force and provides continuing aging studies and some operational support services for these missile systems.

          Ground-based Midcourse Defense.    The Company is currently working as a motor supplier and subcontractor for the development and testing phase for multiple boost vehicle configurations of the

  U.S. Government's Ground-based Midcourse Defense ground-based interceptor for incoming ballistic missiles. The Company is developing a vectorable nozzle version of the Delta II GEM-40 booster for use as the first stage in one vehicle configuration and is under contract to Orbital Sciences for derivatives of the three Pegasus motors in a second boost vehicle configuration. Evaluation is on-going which may add or change boost vehicle configurations in the program. The Company is well positioned to participate in all evolving configurations. No final decision has yet been made regarding future deployment and production of this system.

        Tactical.    The Company designs, develops and supplies solid propulsion systems and advanced warheads for various U.S. Department of Defense tactical weapons used by the U.S. Army, Navy and Air Force. These include air-to-air missiles, air-to-ground missiles, ground-to-ground missiles, and gun-launched projectiles.

  •
  Air-to-Air—the AIM-9X Sidewinder and the AIM-7 Sparrow air intercept missiles, as well as the AIM-120 Advanced Medium-Range Air-to-Air Missile, or AMRAAM, for which the Company is the sole producer of its rocket motor;

  •
  Air-to-Ground—the Hellfire II/Longbow, an anti-armor missile generally fired from a helicopter, the Sensor Fuzed Weapon, which is used to neutralize moving and stationary land combat vehicles, the Brimstone, also an anti-armor air-to-ground missile, the Maverick AGM-65, a general purpose air-to-ground missile, and the RIM-7 Sea Sparrow and Evolved Sea Sparrow missile, the U.S. Navy's intercept missiles;

  •
  Ground-to-Ground—the TOW-2, a tube-launched, optically tracked and wire-guided anti-tank missile for which the Company has been the U.S. Army's primary supplier of flight motors since the program's inception in 1981, and the U.S. Army Tactical Missile System, or ATACMS, a large, stationary rocket launched weapon for which the Company manufactures the steel rocket motor case; and

  •
  Projectiles—gun-launched, rocket-assisted munitions such as ANSR, ERGM, and TERM-KE.

        Production programs in related areas include warheads for the Maverick, Hellfire II/Longbow and AMRAAM missile systems, metal cases for the ATACMS ground-to-ground missile and gas generators for the Trident II and Tomahawk Cruise missiles. In advanced warhead systems, the Company currently has contracts for the production of warheads for the Hellfire/Longbow and AMRAAM missiles and a contract for the development and production of the Brimstone warhead and rocket motors. Major development programs include the propulsion systems for the Evolved Sea Sparrow Missile, a faster longer-range version of the Sea Sparrow propulsion system, the AIM-9X Sidewinder, the AMRAAM Propulsion Enhancement Program, the Line-of-Sight Anti-Tank (LOSAT) missile and the advanced smart 120mm kinetic energy tank round. The Company is the only propulsion source on the advanced smart 120mm kinetic energy tank round. The Company has recently completed qualification of the propulsion system for the Evolved Sea Sparrow missile program, which is a NATO program involving 13 nations. The Company is also pursuing propulsion systems and related technology for Standard Missile variants, which are being developed by the U.S. Navy for its Sea-based Midcourse Defense system, a proposed broad ranging missile defense system for a defined region or area. Other new business opportunities being pursued are the Advanced Gun System Land Attack Projectile, a 155mm shipboard gun munition, and other advanced long-range projectiles such as ANSR and ERGM.

        Composites.    ATK has been a leader in the design and manufacturing of composite structures for 40 years, pioneering the use of composites in many of today's markets. Composite structures are formed from high-strength carbon fibers and resin, which are sold to prime contractors in the aerospace and defense industries. Composite structures have performance advantages over metal structures largely through weight reduction, but also may be designed to enhance other performance characteristics such as fatigue resistance and thermal stability. These advantages, coupled with improved design and analysis capabilities and manufacturing process technologies, continue to expand the markets and applications using these structures. The Company has the ability to manufacture some of the largest composite structures in the world and provide composite structures for space launch vehicles, satellite platforms, military aircraft, commercial aircraft and satellites.

        The following table summarizes the principal uses for composite structures, including identification of the customer and the ultimate end-user:

Principal Programs	Primary Customer	Ultimate End-User	Description
Space Launch Vehicle Structures:
Delta II, III and IV	Boeing	Government and commercial customers	Vehicle components including Interstages, nose cones, aeroskirts/heat shields, payload fairings and payload adapters.
Atlas V	Lockheed Martin	Government and commercial customers	Composite interstages and heat shield.
Other Space Launch Structures*	Various	Various	Includes composite interstages and payload adapters for CASA and interstages and payload fairings for Pegasus®.
Aircraft Structures:
Commercial Aircraft Structures	Bell Helicopter, Boeing	Commercial airlines and private aircraft owners	Bell Helicopter 609 tilt-rotor composite fuselage panels, 12 fuselage skins per shipset; Boeing 767 composite torsion springs.
Military Aircraft	Lockheed Martin, Boeing	U.S. Air Force	Composite pivot shaft, stabilator skins and structural components for F-22 Stabilator Assembly, F-22 bypass offtake screen, C-17 counterbalance assembly, and JSF structures.
Satellites:
Military Spacecraft Structures*	Various	Various	Proprietary program applications for satellite components and assemblies.
Precision Benches and Structures*	Various	Government and commercial customers	Antennas, optical and precision stable structures including instrument benches and telescope structures.
Military Weapons:
Missiles	U.S. Navy, Lockheed Martin	U.S. Navy	Mk-125 composite warhead canister; Trident II rocket motor cases.
Javelin Launch Tube	Raytheon/Lockheed Martin Joint Venture	U.S. Army	Fully integrated composite launch tube with sighting mechanism.

Ammunition	U.S. Army	U.S. Army and U.S. Marine Corps	Composite Sabot for the M829A3 tactical round.

*
Programs and products currently in development.

        Space Launch Vehicle Structures.    In the space launch vehicle structures area, the Company is under contract with Boeing to produce composite structures for its Delta II, III and IV family of expendable launch vehicles. For the Delta IV the Company makes the Evolved Expendable Launch Vehicle/Delta IV common booster core nose cones, interstages, composite payload fairing, payload adapters and other large vehicle structures. The Company also produces large launch vehicle structure components for Lockheed Martin's Atlas V family of expendable launch vehicles, including interstages and a heat shield. Other launch vehicle structures being produced include the payload fairing for Orbital Sciences' Pegasus®, and a payload adapter structure for Ariane V. The Company also produces composite cases for several solid rocket motors. Current programs include GEM motor cases for Delta II, III, IV, and Ground-based Midcourse Defense; Trident II first and second stage; and cases for motors used in Pegasus®, Taurus®, Athena and Minotaur®.

        Aircraft Structures.    In the aircraft structures area, the Company has a contract to develop and produce fuselage skins for the Bell 609 commercial tilt-rotor aircraft. The Company is also under contract to produce a counterbalance mechanism for the C-17 transport aircraft, composite door springs for Boeing's 767 commercial aircraft and composite pivot shafts, stabilator skins and bypass offtake screens for F-22 military aircraft. Other new business opportunities being pursued include composite structure components on the F/A-18, C-17, F-22 and JSF military aircraft.

        Satellites.    The Company designs and fabricates composite structure components and assemblies for commercial, civil and military satellites. Products include instrument benches and dimensionally stable assemblies, antennae and reflector assemblies, spacecraft bus structures and other component parts.

        Military Weapons.    Composite structure programs and opportunities include components and assemblies for missiles, military land vehicles, launch tubes for the Army's Javelin anti-tank missile, gun turrets, torpedo launch tubes, composite overwrapped pressure vessels for use on satellites and various structures for liquid propulsion tanks and reusable launch vehicles.

        Other Aerospace Products.    The Company also manufactures visible and infrared illuminating devices and laser initiation devices and provides solid rocket motor propellant reclamation services.

Defense

        Conventional Munitions.    ATK designs, develops and manufactures small-, medium- and large-caliber ammunition, including tank ammunition, commercial gunpowder, and munition propellants for the U.S. and allied governments as well as for commercial applications.

        The following table summarizes ATK's principal conventional munitions programs, including identification of the customer and the ultimate end-user:

Principal Programs	Primary Customer	Ultimate End-User	Description
Small-Caliber Ammunition:
Small-Caliber Ammunition	U.S. Army	U.S. Army, Navy, and Marines	Only source for Department of Defense for the following small-caliber ammunition—5.56mm, 7.62mm, .30 Cal. and .50 Cal.
Medium-Caliber Ammunition:
25/30mm Medium Caliber Multi-Year	U.S. Army	U.S. Army, Navy, Marines and Air Force	Medium-caliber ammunition for ground vehicle and aircraft mounted guns.
Turkiye Co-Pro/Ammo Systems	Makina Ve Kimya Endustrisi Kurumu	Turkish Government	Equipment and services to establish manufacture of 25mm ammunition in Turkiye.
GAU-8	U.S. Army	U.S. Air Force	30mm ammunition for the A-10 aircraft.
20mm Ammunition	U.S. Army	U.S. Air Force and Navy	Medium-caliber ammunition for aircraft mounted guns.
Tank Ammunition:
120mm Training Rounds	U.S. Army	U.S. Army and Marines	Training ammunition for the Abrams tanks of the U.S. forces.
M829A3 Tank Ammo*	U.S. Army	U.S. Army	Tactical ammunition for the Abrams tank.
M830A1	U.S. Army	U.S. Army	Tactical ammunition for the Abrams tank.
Mid Range Munition (MRM)	U.S. Army	U.S. Army	Precision guided kinetic energy tank ammunition for direct fire and beyond-line-of-sight target engagement.
Multi-Role Armament Ammunition Suite (MRAAS)	Lockheed Martin	U.S. Army	Tactical ammunition for FCS
Solid Extruded Propellants:
Mk-90 (Hydra 70)	General Dynamics	U.S. Government	Propellant grains for the Mk-90 rocket motor for the Hydra-70 2.75" missile.
Commercial Powder	Original Equipment Manufacturers	Private citizen use	Gunpowder for original equipment manufacturers and reloaders.

M14	General Dynamics	U.S. Army and Marines	Single base propellant for 120mm tank training ammunition.

*
Programs and products currently in development.

        Small-Caliber Ammunition.    The Company manufactures and develops small-caliber ammunition for the U.S. military, U.S. allies, federal and local law enforcement agencies, and commercial markets. The Company produces approximately 500 million rounds of ammunition per year for the U.S. military and U.S. allies, consisting of 5.56mm, 7.62mm, .30 caliber, and .50 caliber cartridges.

        The Company's small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant in Independence, Missouri, which supplies over 95% of the Army's small-caliber ammunition needs and is the Army's only small-caliber ammunition production facility. The Company took over operations of this facility on April 1, 2000, and is responsible for managing it, including leasing excess space to third parties in the private sector. The Company has a 10-year production contract to manage this plant that expires in April 2010, along with a facilities-use contract with this plant that expires in April 2025. Although this facilities-use contract expires 15 years after the plant production contract, were the plant production contract not renewed, the Company believes the U.S. Army would relieve the Company of all of its obligations under the facilities-use contract.

        In addition to production, the Company performs independent research and development for military ammunition and ammunition manufacture and supports the Army Research Development Engineering Center at Picatinny Arsenal, New Jersey for Department of Defense sponsored product design, development and testing. The Company is currently under contract to the U.S. Government for production quantities of 5.56mm ammunition incorporating lead-free projectiles, or "green" ammunition, and expect it will be phased into use for training over the next several years to replace most of the current training ammunition.

        Following the Company's acquisition of the ammunition and related products business, known as the Sporting Equipment Group or SEG, of Blount International, in December 2001, the Company now also manufactures small-caliber ammunition for federal and local law enforcement agencies and commercial markets. Principal products in the ammunition operations include ammunition for shotguns, pistols and rifles, and industrial power loads for the construction industry. These ammunition products are marketed under a number of well-known brand names including Federal (Premium, Gold Medal and Classic), CCI, Speer (Gold Dot and Blazer) and Estate Cartridge. All of these products are well known in their respective markets and are recognized for their quality by law enforcement officials and shooting sports enthusiasts. These products are distributed via mass merchants, specialty sporting equipment stores, specialty sporting equipment distributors, law enforcement agencies, and government agencies.

        Medium-Caliber Ammunition.    The Company is a leading supplier of medium-caliber ammunition and fuzes and produces, designs and develops medium-caliber ammunition for the U.S. military and U.S. allies.

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

  •
  the GAU-8/A 30mm family of armor-piercing, high-explosive incendiary and target practice rounds currently used by the U.S. Air Force's A-10 close combat support aircraft and planned for use on the Marine Corps' new Advanced Amphibious Assault Vehicle;

  •
  20mm round for U.S. Air Force and Navy fighter aircraft;

  •
  the PGU-32 25mm round for the U.S. Marine Corps AV-8B aircraft; and

  •
  the PGU-38 25mm enhanced combat rounds for the U.S. Air Force's AC-130 gunship.

        Development efforts include programs to improve the performance of medium-caliber ammunition in terms of lethality. The Company conducted a live fire demonstration in fiscal 2002 that illustrated the accuracy and repeatability of the turns/time fuze for an Air Burst Munition.

        The Company is also the only producer of the M758, M759 and FMU-151 fuzes for the Bradley Infantry Fighting Vehicle, the Apache helicopter, and the AC-130 gunship's high-explosive medium-caliber ammunition.

        Tank Ammunition.    The Company produces and develops a family of tactical and training tank rounds that are used by the Abrams tanks of the U.S. Army, Army Reserve, National Guard, Marine Corps and U.S. allies. Such rounds include the M830A1 multi-purpose round and the M831A1 and M865 training rounds. The Company is the only producer of the M830A1 multi-purpose round. The Company is one of two suppliers to the U.S. Government for the M831A1 and M865 training rounds. The Company is currently under contract to the U.S. Army to develop the M829A3 advanced kinetic energy rounds and the multi-purpose anti-tank training round for future training requirements. Some of the tank ammunition contains depleted uranium which is used for its armor penetrating qualities. Questions have been raised about the health and environmental effects of depleted uranium. The Company is also able to manufacture tank ammunition using alternatives to depleted uranium such as tungsten. As a result, the Company does not believe that a move by the U.S. Government or other customers away from the use of depleted uranium would have any material impact on sales or margins.

        Mid Range Munition.    The Company is currently developing an extended range kinetic energy tank round for use by the U.S. Army's Future Combat System (FCS) vehicle. This tank round will allow beyond-line-of-sight engagements, and the Company anticipates production to begin in 2008. The system utilizes a front-end sensor that locates intended targets and the extended range is provided by a rocket motor propulsion system. Multi-Role Armament Ammunition Suite (MRAAS) is a related development effort in support of the FCS combat vehicle.

        Precision Munitions.    The Company has entered into an agreement with GIWS, a joint venture between Rheinmetall W & M GmbH and Diehl Stiftung & Co., to sell the SMArt 155® 155mm sensor fuzed munition in the United States and other countries. The Company estimates that future funding for a Sensor Fuzed Munition program appears likely in 2003 or 2004. Additionally, the Company was recently awarded a contract to support the development of the Raytheon Advanced Gun System 155mm Land Attack Projectile proposed to be used in the U.S. Navy's new destroyer, the DD(X). Together with the prime contractor Aerojet-General Corporation, a subsidiary of GenCorp Inc., the Company developed and produced the Sense and Destroy Armor Munition, or SADARM, a howitzer-fired anti-armor munition. Future funding for this program was terminated in the latest Defense Appropriations and Authorization Bill, and the Company completed production on this program in fiscal 2002.

        Solid Extruded Propellants.    The Company manufactures, designs and develops solid extruded propellants for use in over 25 types of ammunition and rockets used by the U.S. military services. The Company also loads, assembles and packs 155mm artillery propelling charges.

        Primary production programs include propellants for multiple training and war reserve 120mm tank rounds, the modular artillery charge system, and 25mm and 30mm ammunition. The Company is also the only supplier to the U.S. Government of Mk-90 propellant grains for use in the Hydra 70 missile and launch motors for the TOW II missile. The Company is a major producer of several types of smokeless nitrocellulose, which is a primary ingredient in the manufacturing of ammunition propellants and powders. In addition to the military programs, the Company produces a wide range of commercial gun powders for manufacturers of sporting ammunition and reloaders, who make their own bullets by refilling previously fired bullet casings.

        Propellant development opportunities being pursued include next-generation 2.75" rocket propellant grain, environmentally friendly propellant, and propellant for advanced artillery charges.

        Commercial Accessories and Optics Products.    Following the Company's acquisition of SEG, the Company now manufactures reloading equipment, gun care products and accessories, and distributes imported sports optical products. Principal products in the accessories operations include reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition, gun care products and accessories, and trap-shooting products. These products are sold under well-known brand names including RCBS, Outers, and Ram-Line. Principal products in the optics operations include binoculars, scopes and scope mounting systems, which are marketed under a number of well-known brand names, including Simmons, Redfield and Weaver. These products are distributed via mass merchants, specialty sporting equipment stores, and specialty sporting equipment distributors, and have leading market shares in their respective product categories.

        Precision Capabilities.    ATK designs, develops and manufactures anti-tank barriers, electronic warfare systems, electronic support equipment, missile warning systems, infantry weapons systems, electro-mechanical and electronic fuzes, smart weapons, sensors, demolition systems and batteries for military and aerospace applications for the U.S. and allied governments.

        The following table summarizes ATK's principal defense systems programs, including identification of both the customer and the ultimate end-user:

Principal Programs	Primary Customer	Ultimate End-User	Description
Integrated Defense Systems:
VLSAS International	Allied nations	Allied nations	Vehicle-launched scatterable anti-tank barrier system.
Objective Individual Combat Weapon (OICW)*	U.S. Army	U.S. Army	Lightweight, shoulder-fired weapon to replace the M-16 rifle.
Volcano	U.S. Army	U.S. Army	Anti-tank barrier dispensed by either ground vehicles or helicopters.
Anti-Personnel Land Mine Alternative (APL-A)*	U.S. Army	U.S. Army	Land barrier system that uses operators in the loop to avoid indiscriminate activation.
AAR-47 Missile Warning System*	U.S. Navy	U.S. Navy	Electro-optic missile threat warning system for low slow-flying aircraft.

CMBRE	U.S. Air Force	U.S. Air Force
Portable support equipment designed to interface with MIL-STD-1760 Munitions. Designed to initiate munitions Built-in-Test (BIT), provide BIT status, and upload, download and/or verify munitions operational flight program and/or mission planning data.
Fuzes:
Hard Target Smart Fuze (HTSF)*	U.S. Air Force	U.S. Air Force	Flexible, single fuzing system designed for bomb and missile penetrator weapons.
DSU-33 Proximity Sensor	U.S. Air Force	U.S. Air Force	Proximity sensor that detonates bombs as they approach the ground.
Multi-Function Fuze (MFF)*	U.S. Navy	U.S. Navy	Electronic fuze designed to allow projectiles to attack both ground and air targets.
M734A1 Safety and Arming Device	KDI Precision Products Inc.	U.S. Army	M734 multi-option mortar fuze has proximity, near-burst, impact and delay setting capabilities.

*
Programs and products currently in development.

        Integrated Defense Systems.    The Company develops and produces barrier systems, weapons systems and precision munitions, along with the AAR-47 missile warning system.

          Barrier Systems.    The Company produces and develops advanced barrier systems. Primary production programs are the Volcano system, a modular barrier system delivered from ground and air platforms, and Shielder, a vehicle-launched smart anti-tank munition system, for which the Company is the system's prime contractor to the U.K.'s Ministry of Defense. The Company has other international contracts and opportunities in this area.

          There has been growing international interest in developing alternatives to current land barrier systems culminating in the Ottawa Convention sponsored by the United Nations. The Company has contracts to develop the Anti-Personnel Land Mine Alternative program, or APL-A, which is designed to be an integrated barrier system having operator command and control capabilities as an alternative to current potentially indiscriminate land mines and mine fields. The Company believes this system will provide an increased measure of operational effectiveness and minimize risks to friendly troops and civilians. In 2001, the Company was announced as a subcontractor on another team which the U.S. Government selected to develop the next-generation scatterable barrier system. These awards put the Company at the forefront of barrier system development in the United States.

          Weapon Systems.    The Objective Individual Combat Weapon, or OICW, is a lightweight, shoulder-fired weapon designed to gradually replace the M16 rifle/M203 grenade launcher as the primary weapon of the U.S. Infantry. The system consists of a combination weapon that fires both a 20mm high-explosive bursting munition with a smart fuze and a 5.56mm kinetic energy round and utilizes a ballistic fire control system with thermal sights. The Company is responsible for systems integration and development of the weapon system and its high-explosive ammunition.

          The Company has also developed the Badger fighting position excavator for U.S. and international applications. This excavator explosively fractures the ground, which significantly reduces a soldier's foxhole digging time while increasing safety.

          Missile Warning System.    The Company produces the AAR-47 missile warning system, a passive electro-optic threat warning device used to protect low, slow-flying helicopters and fixed-wing aircraft by detecting ground-to-air-missiles. The Company completed a production contract for the system and has upgraded the central processor unit, both hardware and software, for improved probabilities of detection, longer warning times and lower false alarm rates. The Company also won a competitive bid for an upgraded, higher performance sensor to include a laser warning capability. The sensor upgrade was completed in June 2001 and the Company expects full scale production to begin in the quarter ending December 31, 2002.

          Electronic Support Equipment.    Electronic support equipment programs include the Common Munitions BIT/Reprogramming Equipment, or CMBRE, which is a portable field tester/mission programmer with a common interface to support the growing U.S. inventory of smart weapons. Smart weapons provide mid-air guidance updates and can locate, track and attack targets at extended range. Production of the Common Munitions BIT/Reprogramming Equipment began in fiscal 1998 and is expected to continue for eight years. Other programs include the analog-to-digital adaptable recorder input-output, which is a multi-channel data formatter for high-speed digital recorders. The Company also has programs to design, develop and test advanced solid state laser radar, which is a next-generation seeker technology for smart weapons.

        The Company is also pursuing new business opportunities including sensors and seekers for smart munitions, guided projectile systems and potential international missile warning system programs.

        Fuzes.    The Company develops and manufactures fuzes for the United States and its allies.

          Gun Hardened Fuzes.    Sole source fuze production programs include the safety and arming subsystem for the M734A1 fuze for mortar rounds. The safety and arming subsystem ensures that a round is armed and ready to fire only after it has traveled a safe distance from the barrel. The Company is also developing and has been awarded a Low Rate Initial Production contract for the U.S. Navy's Mk 419 Multi-Function Fuze which provides point detonation, delay, variable time and proximity functions. The Company is also developing the U.S. Army's Electronic Time Fuze for Mortars.

          Air Armament Fuzes.    The Company is under contract to produce the DSU-33B/B proximity sensor for air-delivered bombs. This sensor allows a bomb to be detonated as it approaches the ground, thereby increasing the bomb's overall effectiveness. In addition, the Company has recently completed four contracts with U.S. allied nations for the production of the FMU-139 bomb fuze, and has been awarded a contract with the U.S. Navy to build approximately 18,000 FMU-139 Accessory Kits. The Company has a U.S. Air Force development contract for the Hard Target Smart Fuze (HTSF) and has been awarded the first two years of Pre-Production options. In addition, the Company is under contract to the U.S. Air Force to develop the next-generation hard target fuze, the Multiple Event Hard Target Fuze.

          Embedded Fuzes.    The Company has entered low rate initial production for the Brilliant Anti-Tank, or BAT, Submunition which is an electronic safe and arm device. The Company also produces the Selectable Light Attack Munition, or SLAM, a demolition system for U.S. Special Operation Forces.

        Batteries.    The Company develops and manufactures specialized lithium batteries for U.S. and foreign military and aerospace customers. The principal lithium battery products are reserve batteries, which are used in such applications as anti-tank barriers, fuzes and artillery systems that require long-term storage capacity. The Company has been awarded contracts for the U.S. Army's M767 and MOFA fuzes. The Company is developing a LI-ION Polymer Battery for the U.S. Navy's Advanced Sailor Delivery System (ASDS).

Major Customers

        The Company's sales are predominantly derived from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. The various U.S. Government customers, which include NASA, the U.S. Army, Navy and Air Force, exercise independent purchasing power. As a result, sales to the U.S. Government generally are not regarded as constituting sales to one customer. Instead, each contracting customer entity is considered to be a separate customer.

        The Company's U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years are summarized in the following table:

Fiscal	U.S. Government Sales
2002	$1,353.3 million
2001	$872.8 million
2000	$723.6 million

        During fiscal 2002, approximately 75% of the Company's sales were derived from contracts with the U.S. Government or U.S. Government prime contractors. Approximately 20% of the Company's sales in fiscal 2002 were derived from the reusable solid rocket motor contract with NASA. This significant reliance upon contracts related to U.S. Government programs entails inherent benefits and risks, including those particular to the defense and aerospace industry.

        The following table summarizes the approximate percentage breakdown of fiscal 2002 sales to the U.S. Government as a prime contractor and a subcontractor:

Sales as a prime contractor	59%
Sales as a subcontractor	41%

TOTAL	100%

        The following table summarizes the approximate percentage breakdown of all fiscal 2002 sales to various categories of customers:

Sales to:
U.S. Army	29%
U.S. Air Force	13%
U.S. Navy	10%
NASA	21%
Other government customers	2%
Commercial or international customers	25%

TOTAL	100%

        During fiscal 2002, in addition to the sales to the U.S. Government customers listed above, sales to The Boeing Company and its affiliates accounted for more than 10% of sales. These sales related to multiple contracts and included commercial contracts. The Company's top ten contracts accounted for approximately 55% of fiscal 2002 net sales.

        Approximately 7% of fiscal 2002 sales were to foreign governments and corporations approved by the Department of Defense and the State Department. The vast majority of these sales are in the Defense segment. These products are sold both directly and through the U.S. Government, primarily to NATO allies or other governments friendly to the United States. Export sales for each of the last three fiscal years are summarized below:

Fiscal	Export Sales
2002	$125.1 million
2001	93.5 million
2000	110.8 million

        Major law enforcement customers include the New York City Police Department, the Federal Bureau of Investigation, and the U.S. Secret Service. Major commercial customers include Wal-Mart, Accusport, and Ellett Brothers.

U.S. Government Contracts and Regulations

        Types of Contracts.    The Company's U.S. Government contracts can be categorized as either "cost-plus" or "fixed-price."

        Cost-Plus Contracts.    Cost-plus contracts are either cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee contracts. Cost-plus-fixed-fee contracts provide for reimbursement of costs, to the extent that the costs are allowable, and the payment of a fixed fee. Cost-plus-incentive-fee contracts and cost-plus-award-fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.

        Fixed-Price Contracts.    Fixed-price contracts are either firm-fixed-price, fixed-price-incentive, or fixed- price-level-of-effort contracts. Under firm-fixed-price contracts, the Company agrees to perform certain work for a fixed price and realize all the benefit or detriment resulting from decreases or increases in the costs of performing the contract. Fixed-price-incentive contracts are fixed-price contracts providing for adjustment of profit and establishment of final contract prices by a formula based on the relationship which total final costs bear to total target cost. The final contract price under a fixed-price-incentive contract is a function of cost, which may be affected by schedule and performance. Fixed-price-level-of-effort contracts are generally structured with a fixed price per labor hour, subject to the customers' labor hour needs up to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns, which could have a material adverse effect on results of operations or financial condition. In addition, certain costs, including certain financing costs, portions of research and development costs, and certain marketing expenses related to the preparation of competitive bids and proposals and international sales, are not reimbursable under U.S. Government contracts. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.

        The following table summarizes how much each of these types of contracts contributed to the Company's U.S. Government business in fiscal 2002:

Fiscal 2002
U.S. Government Business By Contract Type
Cost-plus contracts:
Cost-plus-fixed-fee	10%
Cost-plus-incentive-fee/cost-plus-award-fee	40%
Fixed-price contracts:
Firm-fixed-price	42%
Fixed-price-incentive/fixed-price-level-of-effort	8%

TOTAL	100%

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

        Loss of Appropriations.    U.S. Government contracts are also conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. In addition, most U.S. Government contracts are subject to modification in the event of changes in funding. Any failure by Congress to appropriate additional funds to any program in which the Company participates, or any contract modification as a result of funding changes, could materially delay or terminate the program. This could have a material adverse effect on future results of operations or financial condition.

        Reductions or Changes in Military Expenditures.    Although the Company expects the U.S. defense budget to increase over the next five years, future levels of defense spending cannot be predicted with certainty. The impact of possible future declines in the level of defense procurement on the Company's results of operations or financial condition will depend upon the timing and size of the changes and the Company's ability to offset their impact with new business, business consolidations, or cost reductions. The loss or significant curtailment of a material program in which the Company participates could have a material adverse effect on future results of operations and financial condition.

        Procurement and Other Related Laws and Regulations.    The Company is subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for ongoing U.S. Government audits and reviews of contract procurement, performance, and administration. The Company could suffer adverse consequences if it were to:

  •
  fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of munitions and other controlled products and commodities; or

  •
  commit a significant violation of any other federal law.

        These consequences potentially include:

  •
  contract termination;

  •
  civil and criminal penalties; and

  •
  under certain circumstances, the Company's suspension and debarment, or that of one of its subsidiaries involved in the program, from future U.S. Government contracts for a specified period of time.

        As a government contractor, the Company is subject to audit and review by the U.S. Government of contract performance and of accounting and general practices relating to contracts. The costs and prices under these contracts may be subject to adjustment based upon the results of the audit. To date, these audits have not had a material effect on results of operations or financial condition. However, the Company cannot ensure that future audits will not have a material adverse effect on business, financial condition, or results of operations.

        In addition, licenses are required from U.S. Government agencies for export from the United States of many products. The Company is currently not permitted to export some products.

        Competitive Bidding.    The Company obtains military contracts through either competitive bidding or sole-source procurement. A significant portion of the Company's sales are from contracts that were awarded after a competitive bidding process that often involved many bidders. A similar competitive bidding process is likely to apply to the Company's efforts to win future contract awards. There is always the risk in both competitive bidding and sole-source procurements that if a bid is submitted and a contract is subsequently awarded, actual performance costs may exceed the projected costs upon which the submitted bid or contract price was based. If actual costs exceed the projected costs on which bids or contract prices were based, profitability could be materially adversely affected.

        Novation of U.S. Government Contracts.    When U.S. Government contracts are transferred from one contractor to another contractor, such as in connection with the sale of a business, the U.S. Government may require that the parties enter into a novation agreement. A novation agreement generally provides that:

  •
  the transferring contractor guarantees or otherwise assumes liability for the performance of the acquiring contractor's obligations under the contract;

  •
  the acquiring contractor assumes all obligations under the contract; and

  •
  the U.S. Government recognizes the transfer of the contract and related assets.

        The Company has entered into similar novation agreements in connection with the sale of the former Marine Systems Group. In this case, however, as the seller, the Company has guaranteed performance of the buyer's obligations under the contracts transferred to the buyer, and the buyer, rather than the Company, has the performance and indemnification obligations described above.

        The Company completed in April 2001 a novation agreement covering contracts acquired in the Hercules Aerospace Company acquisition. This novation agreement provides that the Company assumes all obligations under the acquired contracts and that the U.S. Government recognizes the transfer to the Company of the acquired contracts and related assets. The acquired contracts are scheduled to be performed over time, and it is not expected that they will be fully and finally discharged for several years. Hercules has agreed to indemnify the Company against any liability that the Company may incur under the novation agreement by reason of any prior failure by Hercules to perform its obligations under the novated contracts. The Company has agreed to indemnify Hercules against any liability that Hercules may incur under the novation agreement by reason of any failure by the Company to perform its obligations under the novated contracts.

        The Company was not required to novate the contracts acquired in the Thiokol acquisition because the Company acquired Cordant's stock, rather than the assets of the business. The Company has provided the U.S. Government with a corporate guarantee that its obligations under the contracts will be fulfilled.

        Other Risks Associated With U.S. Government Contracts.    In addition, like all defense contractors, the Company is subject to risks associated with uncertain cost factors related to:

  •
  scarce technological skills and components;

  •
  the frequent need to bid on programs in advance of design completion, which may result in unforeseen technological difficulties and/or cost overruns;

  •
  the substantial time and effort required for relatively unproductive design and development;

  •
  design complexity;

  •
  rapid obsolescence; and

  •
  the potential need for design improvement.

Competition

        The Company encounters intense competition for most contracts from numerous other companies. Some of these companies have substantially greater financial, technical, marketing, manufacturing, distribution, and other resources. The Company's ability to compete for these contracts depends to a large extent upon:

  •
  the effectiveness and innovativeness of research and development programs;

  •
  the ability to offer better program performance than the competitors at a lower cost; and

  •
  the readiness with respect to facilities, equipment, and personnel to undertake the programs for which it competes.

        In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition. The Company's principal sole-source contracts are for the following programs: reusable solid rocket motor (RSRM) Space Shuttle boosters, Trident II missiles, Titan IV solid rocket motor upgrade space boosters, AMRAAM, Hellfire, Sensor Fuzed Weapon propulsion systems, M830A1 multi-purpose tank ammunition rounds, Volcano anti-tank scatterable barriers, M758 fuze for medium-caliber ammunition, the AAR-47 missile warning system, and Javelin launch tubes.

        In the case of the RSRM Space Shuttle boosters, the Company believes that the time and cost to qualify a second source of supply would be prohibitive in light of the Space Shuttle flight schedule and current levels of government expenditures on the Space Shuttle program. Liquid propulsion systems that may be competitive with the RSRM are under study, but are not yet developed. The Company expects to retain its status as the only qualified supplier for the RSRM.

        In the market for ammunition and accessories, the Company competes against manufacturers that have well-established brand names and strong market positions.

        The Company generally faces competition from a number of competitors in each business area, although no single competitor competes along all four of the Company's business lanes. The Company's principal competitors in each of its business lanes are as follows:

  •
  Propulsion:  Pratt & Whitney Space and Missile Propulsion of United Technologies Corporation; Aerojet-General Corporation, a subsidiary of GenCorp Inc.; Atlantic Research Corporation, a subsidiary of Sequa Corporation; and Rocketdyne, Inc., a subsidiary of Boeing

  •
  Composites:  The Boeing Company; Lockheed Martin Corporation; Raytheon Company; Bell Helicopter Textron, a subsidiary of Textron Inc.; Northrop Grumman Corporation; Composite Optics,

    Incorporated; Applied Aerospace Structures Corporation; and Programmed Composites Inc., a division of Pressure Systems, Inc.

  •
  Conventional Munitions:  General Dynamics Ordnance and Tactical Systems, Inc., a subsidiary of General Dynamics (formerly Primex Technologies, Inc.); Fiocchi; PMC; Remington; Sellier; and Winchester

  •
  Precision Capabilities:  Raytheon; Textron Inc.; L3/KDI; L3/Bulova Technologies; and Giat Industries S.A.

        The downsizing of the munitions industrial base has resulted in a reduction in the number of competitors through consolidations and departures from the industry. This has reduced the number of competitors for some programs, but has strengthened the capabilities of some of the remaining competitors. In addition, it is possible that there will be increasing competition from the remaining competitors in business areas where they do not currently compete, particularly in those business areas dealing with electronics.

Raw Materials

        Key raw materials used in the Company's operations include aluminum, steel, steel alloys, copper, brass, lead, depleted uranium, graphite fiber, prepreg, hydroxy terminated polybutadiene, epoxy resins and adhesives, ethylene propylene diene monomer rubbers, nitrocellulose, diethylether, x-ray film, plasticizers and nitrate esters, impregnated ablative materials, various natural and synthetic rubber compounds, polybutaadiene, acrylonitrile and ammonium perchlorate. The Company also purchases chemicals, electronic, electro-mechanical and mechanical components, subassemblies, and subsystems which are integrated with the manufactured parts for final assembly into finished products and systems.

        The Company closely monitors sources of supply in order to assure an adequate supply of raw materials and other supplies needed in manufacturing processes. As a U.S. Government contractor, the Company is frequently limited to procuring materials and components from sources of supply approved by the U.S. Department of Defense. In addition, as business conditions, the Department of Defense budget and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The supply of ammonium perchlorate, a principal raw material used in the Company's operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion, or other problem impacting all production. The Company also presently relies on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for graphite fiber. Although other sources of graphite fiber exist, the addition of a new supplier would require the Company to qualify the new source for use.

        Current suppliers of some insulation materials used in rocket motors have announced plans to close manufacturing plants and discontinue product lines. These materials include polymers used in ethylene propylene diene monomer rubber insulation and aerospace grade rayon used in nozzles. The Company has qualified new replacement materials for certain programs. For other programs, the Company has produced sufficient inventory to cover program requirements through 2003 and is in the process of qualifying new replacement materials. The Company expects these new materials to be qualified in time to meet future production needs.

        Prolonged disruptions in the supply of any of the Company's key raw materials, difficulty completing qualification of new sources of supply, or implementing use of replacement materials or new sources of supply could have a material adverse effect on the Company's business, financial condition, or results of operations.

Manufacturing and Handling of Explosive Materials

        Some of the Company's products, including those relating to propulsion systems, propellants, ammunition, and artillery systems, involve the manufacture and /or handling of a variety of explosive and flammable materials. From time to time in the past, these activities have resulted in incidents which have temporarily shut down or otherwise disrupted some manufacturing processes, causing production delays and resulting in liability for workplace injuries and fatalities. While the Company cannot ensure that it will not experience similar incidents in the future or that any similar incidents will not result in production delays or otherwise have a material adverse effect on business, financial condition, or results of operations, the Company does have safety and loss prevention programs in place to mitigate such incidents, as well as a variety of insurance policies. The Company has one of the lowest workplace injury rates in the industry. The Company's safety and loss prevention program requires detailed pre-construction reviews of process changes and new operations in order to prevent significant events from occurring. The Company routinely conducts safety audits of its operations involving explosive materials.

Backlog

        The total amount of contracted backlog was approximately $3.5 billion as of March 31, 2002, compared to $2.2 billion as of March 31, 2001. It is expected that approximately 71% of fiscal 2003 sales will fill orders that were in backlog at April 1, 2002. Contracted backlog represents the estimated value of contracts for which the Company is authorized to incur costs but for which revenue has not yet been recognized. Total backlog, which also includes contracts awarded but for which the company is not yet authorized to incur costs, plus the value of unexercised options, was approximately $5.6 billion as of March 31, 2002.

Research and Development

        The Company conducts a significant amount of research and development, the vast majority of which is funded by customers under contracts. In addition, the Company does a limited amount of self-funded research and development, primarily for the development of next-generation technology. The following table summarizes the expenses incurred for each of the last three fiscal years:

Fiscal	Company-sponsored Research and Development	Customer-sponsored Research and Development
2002	$20.6 million	$210.0 million
2001	$11.6 million	$179.1 million
2000	$11.2 million	$202.0 million

Seasonality

        Other than sales of shooting sports ammunition, which are expected to be significantly higher in the Company's second and third fiscal quarters, most of the Company's business is not seasonal in nature.

Employees

        As of March 31, 2002, the Company employed approximately 11,600 employees. Approximately 2,000 of these employees were covered by collective bargaining agreements. The following table summarizes the number of these agreements, the approximate number of covered employees, and the expiration dates of the agreements.

Location	Number of Contracts	Expiration Date	Approximate Number of Employees Represented
Rocket Center, WV	2	November 14, 2005 August 14, 2005	10 300
Magna, UT	1	February 15, 2003	175
Janesville, WI	1	February 28, 2006	175
Minneapolis, MN area	1	September 30, 2004	200
Radford, VA	2	October 6, 2002 November 1, 2005	900 175
DeSoto, KS	1	November 1, 2001	25
Iuka, MS	1	Ongoing negotiations	50

        The Company is in the process of closing the DeSoto, Kansas, facility and therefore has not renegotiated the collective bargaining agreement in place for this facility which expired November 1, 2001. Relations between the Company and unionized and non-unionized employees and their various representatives are generally considered satisfactory. However, the Company cannot ensure that new labor contracts can be agreed to without work stoppages and resultant adverse financial impacts.

Patents

        As of March 31, 2002, the Company owned approximately 450 U.S. patents and 325 foreign patents, and had approximately 200 U.S. patent applications and 340 foreign patent applications pending. Although the conduct of the Company's business involves the manufacture of various products that are covered by patents, the Company does not believe that any one single existing patent or license or group of patents is material to the success of the business as a whole. The Company believes that unpatented research, development and engineering skills also make an important contribution to its business. The U.S. Government typically receives royalty-free licenses to inventions made under U.S. Government contracts, under which the Company retains all other rights, including all commercial rights, to such inventions. In addition, the proprietary information is protected through the requirement that employees sign confidentiality agreements as a condition of employment and the Company's policy of protecting proprietary information from unauthorized disclosure.

Environmental Matters

        The Company's operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. In addition, the Company has liability relating to the off-site disposal and releases of hazardous wastes. The Company could incur substantial costs, including cleanup costs, fines and penalties or third party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-compliance with environmental permits. To date, environmental laws and regulations have not had a material adverse effect on the Company's financial condition or results of operations. Environmental laws and regulations change frequently, however, and it is difficult to predict how and to what extent they may impact the results of operations or financial condition in the future. The Company has environmental management programs in place, on both the corporate and individual facility levels, to mitigate these risks.

        At certain sites, there is known and potential contamination that the Company is required to investigate or remediate. In addition, the discovery of additional contaminants could lead to unanticipated costs. However, the costs associated with these cleanups may be covered by various indemnification agreements. For example, at the time of the spin-off from Honeywell, the Company entered into an environmental matters agreement with Honeywell Inc. This agreement addresses the liability of the parties for the off-site disposal of hazardous materials prior to the spin-off. Under this agreement, the Company agreed to indemnify Honeywell for the Company's proportional share of the costs of remedial and/or corrective action allocated to Honeywell as a "potentially responsible party." The Company's proportional share is the percentage that the volume of the material generated by the Company's initial businesses bears to the total volume of material generated by Honeywell at each site. The Company does not believe that its ultimate contribution or liability relating to these matters, individually or in the aggregate, would be reasonably likely to have a material adverse effect on business, financial condition, or results of operations, taken as a whole.

        As part of the Hercules acquisition, the Company assumed responsibility for environmental compliance at the acquired facilities. There may also be significant environmental remediation costs associated with these facilities that will, in some cases, be funded in the first instance by the Company, subject to recovery or indemnification as described below. The Company believes that a portion of the compliance and remediation costs associated with these facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these environmental agreements, Hercules has agreed to indemnify the Company for:

  •
  environmental conditions relating to releases or hazardous waste activities occurring prior to the closing of the Hercules acquisition;

  •
  fines relating to pre-closing environmental compliance; and

  •
  environmental claims arising out of breaches of Hercules's representations and warranties.

        In December 2001, the Company received notice from the State of Utah of a potential claim against the Company under Section 107(f) of CERCLA for natural resource damages. The notice letter, which was issued in order to preserve the State's rights under CERCLA, also expressly acknowledged the State's willingness to allow the Company to go forward with its currently-planned monitoring and remediation program. The preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near the Company's Bacchus facility in Magna, Utah and is related to the Company's and its predecessors' manufacturing operations at the site. The Company has had discussions with the State regarding this claim and entered into a tolling agreement in January 2002. This agreement effectively defers the bringing of any potential claim against the Company by the State for a period of at least 10 years. It allows the Company time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. Although the Company has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to the Company with respect to the affected area, the Company cannot yet predict if or when a suit may be filed against it, nor can the Company determine any additional costs that may be incurred in connection with this claim.

        Hercules is not required to indemnify the Company for any individual claims below $50,000. Hercules is obligated to indemnify the Company for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. The Company is not responsible for conducting any remedial activities with respect to the Kenvil, New Jersey facility or the Clearwater, Florida facility. Hercules' environmental indemnity obligation relating to contamination on federal lands remains effective, provided that the Company gives notice of any claims related to federal lands on or before December 31, 2005. The indemnity obligation on non-federal lands has expired.

        The Company expects that a portion of the compliance and remediation costs associated with the acquired Thiokol facilities will be recoverable under U.S. Government contracts. The Company has recorded an accrual of approximately $15 million to cover those environmental remediation costs at these facilities not recovered through U.S. Government contracts. The Company is responsible for any costs up to $29 million; the Company and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, subject to the Company having appropriately notified Alcoa of any issues prior to January 30, 2004; and the Company is responsible for any payments in excess of $49 million.

        With respect to the facilities purchased from Blount International, Inc. (Blount), Blount has agreed to indemnify the Company for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. However, Blount's indemnification obligations relating to environmental matters, which extend for five years following closing, are capped at $30 million, less any other indemnification payments made for breaches of representations and warranties, and the third party's obligations, which extend through November 4, 2007, are capped at approximately $125 million, less payments previously made.

        The Company cannot ensure that the U.S. Government, Hercules, Alcoa, Blount, or other third parties will reimburse it for any particular environmental costs or reimburse the Company in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. The Company's failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, Blount, or other third parties could have a material adverse effect on the Company's business, financial position, or results of operations.

Captive Insurance Subsidiary

        Alliant Assurance Ltd. (Assurance) is a wholly-owned subsidiary of the Company. Assurance was organized to provide insurance and reinsurance for the property and liability risks of the Company. The various types of insurance coverage provided includes property damage and business interruption risks, excess liability and general liability risks. In addition, Assurance has assumed specific liabilities of the Company for environmental remediation and post-retirement medical and life insurance benefits. For certain of these liabilities, reserves for policy claims are established based on actuarial projections of ultimate losses.

ITEM 2.    PROPERTIES

        As of March 31, 2002, the Company occupied manufacturing, assembly, warehouse, test, research, development, and office properties having a total floor space of approximately 18 million square feet. These properties are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government. The following table provides summary information about the location and size of these properties, and indicates which business segment is the principal user of the property—Aerospace ("A") or Defense ("D"). In some cases, property is used by more than one business segment.

	Owned	Leased	Government Owned(1)	Total
	(thousands of square feet)
Principal Properties
California
Oroville (D)	110			110
Florida
Clearwater (D)		112		112
Georgia
Thomasville (D)		96		96
Idaho
Lewiston (D)	305	3		308
Indiana
Richmond (D)	40			40
Iowa
Burlington (D)		20		20
Maryland
Elkton (A)	345			345
Minnesota
Anoka (D)	845			845
Edina(2)		79		79
Elk River (D)	145			145
Hopkins (D)	536			536
New Brighton (D)			483	483
Plymouth (D)		141		141
Mississippi
Iuka (A)		325		325
Missouri
Independence (D)			2,553	2,553
Pennsylvania
Horsham (D)		51		51
Texas
Willis (D)		38		38
Utah
Brigham (includes Promontory) (A)	3,433			3,433
Clearfield (A)		872		872
Corrine (A)		11		11
Magna (A)	1,775		518	2,293
Ogden (A)		105		105
Virginia
Radford (D)			3,809	3,809
West Virginia
Rocket Center (A)	96		875	971
Wisconsin
Janesville (D)	214			214
Onalaska (D)	250			250

Subtotal(3)	8,094	1,853	8,238	18,185
Other Properties(4)	7	25		32

Total	8,101	1,878	8,238	18,217

Percent of total	45%	10%	45%	100%

(1)
These properties are occupied rent-free under facilities contracts that require the Company to pay for all utilities, services, and maintenance costs.

(2)
The Edina facility serves as the Company's corporate headquarters.

(3)
Business segment usage of these properties is as follows (in thousands of square feet): Aerospace, 8,387; and Defense, 9,751.

(4)
Principally sales and other offices, each of which has less than 10,000 square feet of floor space.

        The following table provides summary information about the location, size, and use of other owned or leased land, and indicates which business segment is the principal user of the land:

	Owned	Leased	Use
	(acres)
Location
Idaho
Lewiston (D)	28		Storage
Utah
Brigham (A)		2,365	Flare testing sites
Brigham (A)	2,146		Land, wells, airstrip, flare test range
Corrine (A)		163	Pressure zone
Magna (A)	414		Buffer zone
Minnesota
Elk River (D)	3,169		Assembly, test and evaluation
New Mexico
Socorro (D)		1,177	Assembly, test and evaluation

Facilities and Offices

Corporate Headquarters Edina, Minnesota

Aerospace Group

 Huntsville, Alabama
Vandenberg Air Force Base, California
Cape Canaveral Air Force Station, Florida
Elkton, Maryland
Iuka, Mississippi
Brigham City, Utah
Clearfield, Utah
Magna, Utah
Ogden, Utah
Salt Lake City, Utah
Rocket Center, West Virginia
 Marketing and Sales

 Huntsville, Alabama
Sunnyvale, California
Colorado Springs, Colorado
Shalimar, Florida
Picatinny Arsenal, New Jersey
Johnson City, New York
Syracuse, New York
Flower Mound, Texas
Arlington, Virginia

Defense Group

 Oroville, California
Clearwater, Florida
Thomasville, Georgia
Lewiston, Idaho
Richmond, Indiana
Anoka, Minnesota
Elk River, Minnesota
Hopkins, Minnesota
New Brighton, Minnesota
Plymouth, Minnesota
Independence, Missouri
Socorro, New Mexico
Horsham, Pennsylvania
Willis, Texas
Radford, Virginia
Janesville, Wisconsin
Onalaska, Wisconsin

        The Company's properties are well maintained and in good operating condition and are sufficient to meet the Company's near-term operating requirements.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the ordinary course of business. While the Company cannot predict the outcome of these matters, the Company believes its potential liabilities in these proceedings, individually or in the aggregate, will not result in a material adverse effect on the Company's results of operations or financial condition.

        The Company is also subject to U.S. Government investigations from which civil, criminal, or administrative proceedings could result. Such proceedings could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. The Company believes, based upon all available information, that the outcome of any such government disputes and investigations will not have a material adverse effect on its financial position or results of operations.

        The Company's operations and ownership or use of real property are subject to a number of federal, state, and local laws and regulations, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such laws and regulations have resulted in the Company being involved with a number of related legal proceedings, claims, and remediation obligations.

        The Company routinely assesses, based on in-depth studies, expert analyses, and legal reviews, its contingencies, obligations, and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties. The Company's policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on estimates of investigation, cleanup, and monitoring costs to be incurred.

        The Company could incur substantial costs, including cleanup costs, fines, and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-compliance with environmental permits. To date, the costs incurred and expected to be incurred in connection with compliance with environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Company's business, financial condition, or results of operations.

        Environmental laws and regulations change frequently, however, and it is difficult to predict how and to what extent they may impact the results of operations or financial condition in the future. The Company has environmental management programs in place, on both the corporate and individual facility levels, to mitigate these risks. As a result, based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in additional costs that would have a material adverse impact to the Company's financial position or operating results and cash flow trends.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2002.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to the Company's executive officers as of May 1, 2002:

Name	Age	Title
Paul David Miller	60	Chief Executive Officer, Chairman of the Board and a Director
Ann D. Davidson	50	Vice President and General Counsel
Mark W. DeYoung	43	Group Vice President—Ammunition
Jeffrey O. Foote	41	Group Vice President—Aerospace
John E. Gordon	61	Vice President—Washington, D.C. Operations
Perri A. Hite	39	Secretary
Robert J. McReavy	43	Vice President and Treasurer
Mark L. Mele	45	Vice President—Corporate Strategy and Investor Relations
Daniel J. Murphy, Jr	53	Group Vice President—Precision Systems
Paula J. Patineau	48	Vice President—Chief People Officer
John S. Picek	47	Vice President and Controller
Eric S. Rangen	45	Vice President and Chief Financial Officer
Paul A. Ross	65	President
Robert D. Shadley	59	Vice President—Logistics and Army Operations
Nicholas G. Vlahakis	54	Senior Vice President and Chief Operating Officer

        Each of the above individuals serves at the pleasure of the Board of Directors, and is subject to reelection annually on the date of the Annual Meeting of Stockholders. No family relationship exists between any of the executive officers or between any of them and any director of the Company. Information regarding the five-year employment history (in each case with the Company unless otherwise indicated) of each of the executive officers is set forth below.

        Paul David Miller has held his present position since January 1999. Prior to that, he was with Litton Industries, where he served as a Vice President since September 1997, and President of Sperry Marine Inc., which he joined in November 1994, following a 30-year career in the U.S. Navy. Prior to his retirement from the U.S. Navy, ADM Miller was Commander-in-Chief, U.S. Atlantic Command, one of five U.S. theater commands, and served concurrently as NATO Supreme Allied Commander—Atlantic.

        Ann D. Davidson has held her present position since April 2001. From 1996 to 2001, Ms. Davidson was Associate General Counsel for Parker Hannifin Corporation. Prior to that, she was Vice President, General Counsel, and Corporate Secretary for Power Control Technologies Inc. Ms. Davidson was an attorney in private practice and for the U.S. Navy Office of General Counsel. She was an attorney for Honeywell from 1983 to 1990. She worked for the Company as Deputy General Counsel after its spin-off from Honeywell until 1993.

        Mark W. DeYoung has held his present position since April 2002. From December 2001 until April 2002, he served as President of ATK Ammunition and Related Products. From December 1999 until December 2001, he served as President of Alliant Lake City Small Caliber Ammunition Company, LLC. From 1996-1999, he served in key leadership roles at both ATK's Ammunition Powder Company and the Missile Products Company. Mr. DeYoung joined Hercules Aerospace/ATK in 1985 and has an extensive background in finance and operations.

        Jeffrey O. Foote has held his present position since April 2002. From July 2001 until April 2002, he served as Executive Vice President of ATK Thiokol Propulsion Company. From March 1999 until July 2001, he served as General Manager and President of ATK Aerospace Propulsion Company. In 1998, he was named Vice President of Operations for Aerospace. He was the Vice President of the Titan IV program from 1995 to 1998. Mr. Foote joined Hercules Aerospace/ATK in 1984 as a structural engineer.

        John E. Gordon has held his present position since June 2001. Prior to that, he was with Litton Industries where he served as Vice President of its Washington office located in Arlington, Virginia, which he joined in 1993 following his retirement from the U.S. Navy as Judge Advocate General with the rank of Rear Admiral.

        Perri A. Hite has held her present position since April 2001. Ms. Hite joined Honeywell's Office of General Counsel in 1984. She joined the Company's Office of General Counsel after the spin-off from Honeywell. After receiving her Juris Doctor degree in 1996, she became the principal attorney supporting Alliant's Global Environmental Solutions subsidiary. She became Assistant Corporate Secretary in October 1999. She has experience with mergers and acquisitions, licensing, procurement and real estate.

        Robert J. McReavy has held his present position since October 2001. From June 2001 until September 2001, he served as Vice President—Tax. He previously was a partner of the international accounting firm Deloitte & Touche LLP, where he counseled clients on tax matters. From 1994 to 1998, he held tax counsel positions with Deluxe Corporation and Northwest Airlines, Inc. in Minneapolis. Prior to that, he was a partner with the Minneapolis law firm Gray, Plant, Mooty.

        Mark L. Mele has held his present position since September 1999. He was Vice President—Strategic Planning from May 1998 until September 1999. From March 1995 to May 1998, he was Director, Business Planning since March 1995. From February 1993 until March 1995, he served as Manager, New Product Development of Hercules Aerospace Company. Mr. Mele has an extensive background in finance, marketing, business development and strategic planning.

        Daniel J. Murphy, Jr. has held his present position since April 2002. From April 2001 to April 2002, he served as President of ATK Tactical Systems Company. Prior to joining ATK in January 2001, he served in the grade of Vice Admiral as Commander, U.S. Sixth Fleet and Commander, NATO Striking and Support Forces Southern Europe. He has extensive policy leadership and operational experience, having served in key Pentagon and operational command positions throughout the course of a thirty-year Navy career. Mr. Murphy holds a BS degree from the United States Naval Academy and MALD from the Fletcher School of Law and Diplomacy.

        Paula J. Patineau has held her present position since August 2001. From January 2000 until August 2001, she served as Vice President—Human Resources and Senior Financial Officer. From January 1997 until January 2000, she served as Vice President and Controller. From June 1996 until January 1997, she served as acting Controller. From April 1992 until July 1996, she served as Director of Financial Reporting/Accounting Services. Ms. Patineau's background includes more than 20 years of experience in accounting and finance management, including process and systems improvement, acquisition integration, labor negotiations and cost management.

        John S. Picek has held his present position since August 2001. From January 2000 until August 2001, he served as Vice President and Corporate Controller. From April 1997 until January 2000, he served as Director of Corporate Finance. From January 1992 until April 1997, he was the Director of Finance for the Defense Systems Group. Mr. Picek joined Honeywell/ATK in 1977 and has an extensive background in operational and corporate finance, strategic planning and cash flow management.

        Eric S. Rangen has held his present position since January 2001. He had worked with Honeywell and the Company as an accountant with Deloitte & Touche LLP since 1983 and had been a partner there since 1994. He has experience in structuring business combinations, joint ventures, contract accounting, regulatory filings, registration statements, proxy statements, initial public offerings, and income taxes.

        Paul A. Ross has held his present position since April 2002. From April 1999 until April 2002, he served as Senior Group Vice President—Aerospace. From November 1998 until April 1999, he served as Senior Vice President—Space and Strategic Systems. From April 1997 until November 1998, he served as Group Vice President—Space and Strategic Systems. From April 1995 until April 1997, he served as Vice President and General Manager, Space and Strategic Division, Aerospace Systems Group. From August 1994 until March 1995, he was Vice President of Operations of Hercules Aerospace Company. Prior to joining Hercules Aerospace Company, he was employed by Rockwell International, most recently as Vice President of Production Operations, Rocketdyne Division, from June 1991 until August 1994. He has more than 35 years of experience in program management, engineering, quality assurance, finance and operations with Rockwell International, Cordant and Hercules Aerospace Company.

        Robert D. Shadley has held his present position since April 2001. From September 2000 to April 2001, he served as Group Vice President—Defense. Major General (Retired) Shadley joined the Company on June 2000 as Vice President, Army Operations, following a distinguished 33-year career in the U.S. Army in the field of logistics.

        Nicholas G. Vlahakis has held his present position since April 2002. From April 2001 until April 2002, he served as Group Vice President—Defense. From December 1997 until April 2001, he served as Group Vice President—Conventional Munitions. From April 1997 until December 1997, he served as Vice President and General Manager—Ordnance of the Conventional Munitions Group. From March 1995 until April 1997, he served as Vice President and General Manager—Ordnance of the Aerospace Systems Group. From 1993 until March 1995, he was Vice President and General Manager of Hercules Aerospace Company's tactical propulsion facility. From 1991 until 1993, he was Vice President of Hercules Aerospace Company's Expendable Launch Vehicle Group.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "ATK". The following table presents the high and low sales prices of the common stock for the periods indicated (adjusted to give effect to the 3-for-2 stock splits which became effective September 7, 2001 and November 10, 2000), as reported on the New York Stock Exchange composite tape:

Period	High	Low
Fiscal 2002:
Quarter ended March 31, 2002	$103.65	$70.60
Quarter ended December 30, 2001	93.40	71.65
Quarter ended September 30, 2001	89.38	56.67
Quarter ended July 1, 2001	68.00	55.92
Fiscal 2001:
Quarter ended March 31, 2001	59.67	40.42
Quarter ended December 31, 2000	45.50	34.53
Quarter ended October 1, 2000	37.56	30.06
Quarter ended July 2, 2000	32.83	25.83

        The number of holders of record of the Company's Common Stock as of May 17, 2002, was 9,972.

        The Company has never paid cash dividends on common stock. The Company's dividend policy will be reviewed by the Board of Directors at such future times as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be limited by covenants contained in the Company's senior credit facilities. The senior credit facilities currently limit the aggregate sum of dividends plus other designated restricted payments incurred after April 20, 2001, to $50 million. The senior credit facilities also prohibit dividend payments if loan defaults exist or the financial covenants contained in these facilities are not met.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31
(Amounts in thousands except per share data)
	2002	2001	2000	1999	1998
Results of Operations
Sales	$1,801,605	$1,141,949	$1,077,520	$1,090,438	$1,075,506
Cost of sales	1,420,348	905,574	861,433	887,212	873,261

Gross margin	381,257	236,375	216,087	203,226	202,245
Operating expenses:
Research and development	20,589	11,575	11,177	8,874	12,447
Selling	44,063	24,372	25,188	31,518	39,683
General and administrative	92,923	64,334	59,149	59,771	57,626

Total operating expenses	157,575	100,281	95,514	100,163	109,756

Income from continuing operations before interest and income taxes	223,682	136,094	120,573	103,063	92,489
Interest expense, net	(82,806)	(32,700)	(33,343)	(23,516)	(24,531)

Income from continuing operations before income taxes	140,876	103,394	87,230	79,547	67,958
Income tax provision	53,533	35,473	22,778	11,932
Minority interest expense, net of income taxes	1,240

Income from continuing operations	86,103	67,921	64,452	67,615	67,958
(Loss) gain on disposal of discontinued operations, net of income taxes(1)	(4,660)		9,450		225

Income before extraordinary loss	81,443	67,921	73,902	67,615	68,183
Extraordinary loss on early extinguishment of debt, net of income taxes(2)	(12,116)			(16,802)

Net income	$69,327	$67,921	$73,902	$50,813	$68,183

Basic earnings (loss) per common share:
Continuing operations	$3.83	$3.28	$2.88	$2.52	$2.31
Discontinued operations(1)	(0.21)		0.42		0.01
Extraordinary loss(2)	(0.54)			(0.63)

Net income	$3.08	$3.28	$3.30	$1.89	$2.32
Diluted earnings (loss) per common share:
Continuing operations	$3.67	$3.20	$2.83	$2.45	$2.26
Discontinued operations(1)	(0.20)		0.41		0.01
Extraordinary loss(2)	(0.52)			(0.60)

Net income	$2.95	$3.20	$3.24	$1.85	$2.27
Financial Position
Net current assets (liabilities)	$299,389	$40,860	$(5,543)	$56,620	$95,628
Net property, plant, and equipment	464,830	303,188	335,628	335,751	333,538
Total assets	2,211,292	879,504	905,984	894,318	908,309
Long-term debt (net of current portion)	867,638	207,909	277,109	305,993	180,810
Total stockholders' equity	556,801	198,332	114,947	118,723	265,754
Other Data
Depreciation and amortization	$78,673	$44,980	$47,822	$45,885	$47,517
Capital expenditures	42,884	24,755	45,573	43,690	20,406
Gross margin as a percentage of sales	21.2%	20.7%	20.1%	18.6%	18.8%

(1)
In fiscal 2002, the Company recorded a $4.7 million loss on disposal of discontinued operations, net of $2.9 million in taxes, due to the settlement of litigation related to the former Marine Systems operations. In fiscal 2000, the Company received net proceeds from an insurance settlement relating to its former demilitarization operations, resulting in a gain on disposal of discontinued operations of $9.5 million, net of $0.1 million in taxes. See Note 13 to the consolidated financial statements.

(2)
In fiscal 2002, the Company recorded an extraordinary loss of $12.1 million, net of $7.4 million of taxes, due to the write-off of deferred financing costs associated with debt which was prepaid. See Note 7 to the consolidated financial statements. In fiscal 1999, the Company refinanced its outstanding long-term notes with new bank credit facilities, resulting in an extraordinary loss of $16.8 million, net of $3.0 million tax benefit, due to the premium paid to retire the notes and the write-off of deferred financing costs.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information is Subject to Risk and Uncertainty

        Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," or the negative thereof or similar words. From time to time, the Company also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements the Company makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

  •
  changes in government spending and budgetary policies,

  •
  government laws and other rules and regulations surrounding various matters such as environmental remediation,

  •
  contract pricing,

  •
  changing economic and political conditions in the United States and in other countries,

  •
  changes in the number or timing of commercial space launches,

  •
  international trading restrictions,

  •
  outcome of periodic union negotiations,

  •
  customer product acceptance,

  •
  success in program pursuits,

  •
  program performance,

  •
  continued access to technical and capital resources,

  •
  supplier contract negotiations,

  •
  supply and availability of raw materials and components,

  •
  availability of insurance coverage at acceptable terms,

  •
  legal proceedings, and

  •
  other economic, political, and technological risks and uncertainties.

        The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact the Company's business. Additional information regarding these factors may be contained in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-Q and 8-K.

Critical Accounting Policies

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, and expenses, and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company's estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

        Long-Term Contracts.    Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost reimbursement and fixed-price contracts. Sales under cost reimbursement contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion (cost-to-cost) or based on results achieved, which usually coincides with customer acceptance (units-of-delivery). The majority of the Company's total revenue is accounted for using the cost-to-cost method of accounting.

        Profits expected to be realized on contracts are based on management estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to income.

        The complexity of the estimation process and all issues related to assumptions, risks, and uncertainties inherent with the application of the cost-to-cost method of accounting affect the amounts reported in the Company's financial statements. A number of internal and external factors affect the cost of sales estimates, including labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices, and customer specification and testing requirement changes. If business conditions were different, or if the Company had used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in the Company's financial statements.

        Cost management award fees have been recognized on certain contracts. For example, award fees totaling $8.8 million as of March 31, 2002, have been recognized on the current Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final customer review. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or may be directly reimbursed. Circumstances which could erode cost management performance, and materially impact Company profitability and cash flow, include failure of a Company-supplied component, performance problems with the product leading to a major redesign and/or requalification effort, manufacturing problems, including supplier problems which result in production interruptions or delays, and major safety incidents.

        Environmental Remediation and Compliance.    Costs associated with environmental compliance and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation and monitoring costs relating to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial activities when they are probable and the remediation cost can be reasonably estimated.

        The cost of each environmental liability is estimated by the Company's engineering, financial, and legal specialists based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. The Company's estimates for environmental obligations are dependent on, and affected by, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, changes in environmental laws and regulations, future technological developments, and the timing of expenditures; accordingly, such estimates could change materially as the Company periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

        Employee Benefit Plans Assumptions.    The weighted-average assumptions used in the accounting for the Company's employee retirement plans are as follows:

	Pension Benefits Years Ended March 31			Post-retirement Benefits Years Ended March 31
	2002	2001	2000	2002	2001	2000
Discount rate	7.25%	7.50%	7.75%	7.25%	7.50%	7.75%
Expected long-term rate of return on plan assets	9.50%	9.50%	9.25%	6.00%	6.00%	6.00%
Rate of compensation increase:
Union	3.00%	3.00%	3.50%
Salaried	4.00%	4.00%	4.50%
Health care trend rate				10.00%	5.00%	5.00%

        For measurement purposes, a weighted average annual rate of increase of 10% in the cost of covered health care benefits was assumed for fiscal 2002 with that rate of increase decreasing 1% a year until an ultimate rate of increase of 5% is attained which is used thereafter.

Results of Operations

        In fiscal 2002, the Company operated through the following two business segments:

  •
  Aerospace, which consists of the propulsion and composites business lanes, and which designs, develops, and manufactures solid rocket propulsion systems for space, strategic, and tactical applications and composite structures for military and commercial aircraft, space launch vehicles, satellites, spacecraft, and weapons systems;

  •
  Defense, which consists of the conventional munitions and precision capabilities business lanes, and which designs, develops, and manufactures small-, medium-, and large-caliber ammunition, munitions propellants, commercial gunpowder, anti-tank systems, tactical barrier systems, precision-guided munitions, electronic warfare systems, infantry weapon systems, electro-mechanical and electronic fuzes and proximity sensors, lithium batteries for military and aerospace applications, reloading equipment and other gun care products and accessories.

        Both of the operating segments derive the majority of their revenues from contracts with, and prime contractors to, the U.S. Government. The various U.S. Government customers exercise independent purchasing power, and sales to the U.S. Government generally are not regarded as constituting sales to one customer, but instead, each contracting entity is considered to be a separate customer. During fiscal 2002, approximately 75% of sales were derived from contracts with the U.S. Government or U.S. Government prime contractors. During fiscal 2002, sales to The Boeing Company and its affiliates accounted for more than 10% of sales. These sales related to multiple contracts and included commercial contracts and are primarily derived from rocket propulsion contracts in the Aerospace segment. Transactions between operating segments are recorded at the segment level, consistent with the Company's financial accounting policies. Intercompany balances and transactions are eliminated at the consolidated financial statements level.

Acquisitions

        On April 20, 2001, the Company purchased from Alcoa Inc., for $708.3 million in cash, all of the issued and outstanding shares of common stock of Cordant Technologies, Inc. (Cordant) following the transfer to and assumption by Alcoa of all of Cordant's assets and liabilities other than those related to its Thiokol propulsion business (Thiokol). Thiokol is included in the Aerospace segment. On December 7, 2001, the Company purchased the ammunition and related products business, known as the Sporting Equipment Group (SEG), of Blount International, Inc., for 3,048,780 shares of the Company's common stock, with a fair value of $247.8 million, plus $10,000. SEG is included in the Defense segment.

        The Company used the purchase method of accounting to account for these acquisitions, and, accordingly, the results of Thiokol and SEG are included in the Company's consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value. The allocation for Thiokol is considered complete as of March 31, 2002, while the allocation for SEG is preliminary and is subject to further adjustment. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill. Goodwill related to Thiokol has been amortized based on a life of 40 years. In accordance with the transition provisions of SFAS 142, goodwill related to SEG is not being amortized. Other intangible assets were acquired in these acquisitions, which are recorded at fair value and are being amortized over their useful lives.

Fiscal 2002

        Sales.    In fiscal 2002, sales were $1,801.6 million, an increase of $659.7 million, or 57.8%, from fiscal 2001 sales of $1,141.9 million. This increase is primarily due to the Company's acquisitions of Thiokol and SEG during the year.

        Aerospace segment sales in fiscal 2002 were $1,065.6 million, an increase of $559.9 million, or 110.7%, compared to $505.7 million in fiscal 2001. The increase primarily reflects the acquisition of Thiokol, which contributed $613.7 million in sales to the Company in fiscal 2002. Also contributing to the increase was an increase of $14.6 million on propulsion systems for tactical missiles, mainly the Sparrow, Advanced Medium-Range Air-to-Air Missile (AMRAAM), and Javelin programs; an increase of $11.1 million on composite structure components for Delta II & III vehicles due to a new contract; and an increase of $9.8 million on high-tech space structures for satellite and military applications. Partially offsetting these increases were a decrease of $47.9 million on the Titan IV B rocket motor program due to the wind-down of production; a decrease of $12.8 million on the Trident II strategic missile program as production had been accelerated in the prior year; a decrease of $11.5 million on the GEM solid rocket booster programs for the Boeing Delta family of rockets due to directed schedule changes; and a decrease of $6.5 million on the Pegasus solid rocket propulsion system program due to a delay in the award of the new follow-on contract.

        Defense segment sales were $773.4 million, an increase of $99.4 million, or 14.7%, from fiscal 2001 sales of $674.0 million. The increase primarily reflects the acquisition of SEG, which contributed $73.3 million in sales to the Company in fiscal 2002. The increase was also due to an increase in small-caliber ammunition produced at Lake City of $21.3 million; an increase in fuze and barrier systems programs of $20.8 million due to new contract awards; and an increase in medium-caliber ammunition of $17.0 million which was caused by accelerated 25mm-round production and new 20mm-round business. These increases were partially offset by the absence of $27.2 million of sales from the Kilgore flares operation, which was sold in February 2001.

        Gross Margin.    Gross margin in fiscal 2002 was $381.3 million, or 21.2% of sales, an increase of $144.9 million compared to fiscal 2001 gross margin of $236.4 million, or 20.7% of sales. The gross margin in the Aerospace segment increased primarily due to the acquisition of Thiokol, which added $122.8 million in gross margin, partially offset by decreases in the Titan IV B rocket motor program and Trident II programs, both due to lower sales. The gross margin in the Defense segment also increased, which was primarily due to the acquisition of SEG, which contributed $14.4 million in gross margin. The Defense segment's gross margin also increased due to significant improvements on fuze programs due to the absence of prior year write-offs associated with technical issues, along with increased gross margin due to higher volume of small- and medium-caliber ammunition. Fiscal 2002 was also impacted by an increase in pension income to $21 million (before the impact of $8 million for special termination benefits paid to certain employees who were terminated) from $12 million in fiscal 2001.

        Research and Development.    Company-sponsored research and development expense for fiscal 2002 was $20.6 million, or 1.1% of sales, compared to $11.6 million, or 1.0% of sales, for fiscal 2001. The increase in this expense is primarily due to the addition of Thiokol. The Company also spent $210.0 million on customer-funded research and development contracts in fiscal 2002, an increase of $30.9 million when compared with expenditures of $179.1 million in fiscal 2001. Customer-funded research and development primarily represents research and development efforts that the Company undertakes under contracts with the U.S. Government and its prime contractors.

        Selling.    Selling expense for fiscal 2002 totaled $44.1 million, or 2.4% of sales, compared to $24.4 million, or 2.1% of sales, for fiscal 2001. The increase in the amount of selling expense is due to the addition of both Thiokol and SEG. The increase in selling expense as a percentage of sales is mainly due to the addition of SEG, which incurs significantly greater selling expense as a percentage of sales than the rest of the Company's businesses. SEG's selling expense as a percentage of sales was 8.8% in the period from December 7, 2001 to March 31, 2002. Excluding SEG, the Company's selling expense as a percentage of sales in fiscal 2002 was 2.2%.

        General and Administrative.    General and administrative expense in fiscal 2002 was $92.9 million, or 5.2% of sales, compared to $64.3 million, or 5.6% of sales, in fiscal 2001. The increase in the amount of general and administrative expense is primarily due to the additions of Thiokol and SEG. The decrease in general and administrative expense as a percent of sales is partially due to synergies obtained through the integration of Thiokol into the Company's operations.

        Interest Expense.    Interest expense was $84.0 million in fiscal 2002, an increase of $50.3 million compared to $33.7 million in fiscal 2001. Fiscal 2002 was impacted by higher average outstanding borrowings, which was primarily driven by the Thiokol acquisition, partially offset by lower interest rates.

        Interest Income.    Interest income was $1.2 million in fiscal 2002, compared to $1.0 million in fiscal 2001.

        Income from Continuing Operations before Income Taxes.    Income from continuing operations before taxes for fiscal 2002 were $140.9 million, an increase of $37.5 million, or 36.3%, compared to $103.4 million for fiscal 2001.

        Income before taxes in the Aerospace segment were $48.1 million in fiscal 2002, an increase of $1.6 million, or 3.4%, compared to fiscal 2001 income before taxes of $46.5 million. This increase is due to an increase in gross margin, partially offset by an increase in the amount of interest expense allocated to the segment along with an increase in goodwill amortization expense, due to the goodwill generated by the acquisition of Thiokol.

        Income before taxes in the Defense segment were $66.5 million in fiscal 2002, an increase of $21.8 million, or 48.8%, compared to $44.7 million in fiscal 2001. This increase is due to an increase in gross margin, while the amount of interest expense allocated to the segment in fiscal 2002 was consistent with fiscal 2001.

        Income before taxes at the corporate level were $26.2 million for fiscal 2002, an increase of $14.1 million, or 116.5%, compared to $12.1 million in fiscal 2001. Income before taxes at the corporate level primarily reflect a capital employed charge to the operating segments, using a rate of 9.0% in fiscal 2002 and 2001. Net capital employed at the corporate level is historically a negative number, or a net liability, due primarily to the fact that specified significant liabilities are accounted for at the corporate level, including accrued post-retirement benefits, taxes, and environmental liabilities.

        Income Tax Provision.    Taxes on income from continuing operations in fiscal 2002 were $53.5 million reflecting a 38.0% tax rate, compared to $35.5 million for fiscal 2001 reflecting a 34.3% rate. The tax rates vary from statutory tax rates principally due to tax effects associated with the Company's business strategies, resolution of tax matters, and utilization of available tax loss and research credit carryforwards.

        Minority Interest Expense.    During fiscal 2002, the Company formed a joint venture with General Dynamics Ordnance and Tactical Systems, Inc. (General Dynamics), to which the Company contributed its contract to operate and manage the Radford Army Ammunition Plant and some related assets. General Dynamics contributed $5.5 million in cash in return for a minority ownership in the joint venture. The results of the joint venture were included in the Company's consolidated financial statements, and General Dynamics' portion of the joint venture's income was recorded as minority interest expense, net of income taxes, in the consolidated income statement. Subsequent to the formation of the joint venture, the Company was informed by regulators of the need to dissolve the joint venture. As such, the cash that General Dynamics had contributed to the joint venture, along with the accumulated minority interest earnings, which totaled $7.5 million, was returned to General Dynamics in the quarter ended March 31, 2002.

        Loss on Disposal of Discontinued Operations.    In fiscal 2002, the Company recorded a $4.7 million loss on disposal of discontinued operations, net of $2.9 million in taxes, due to the settlement of litigation related to the former Marine Systems operations.

        Extraordinary Loss on Early Extinguishment of Debt.    As a result of the financing activities described in the "Liquidity and Capital Resources" section below, debt issuance costs of $12.1 million, net of $7.4 million in taxes, were written-off and recorded as an extraordinary loss on early extinguishment of debt in fiscal 2002.

        Net Income.    Net income for fiscal 2002 was $69.3 million, compared to net income of $67.9 million for fiscal 2001, an increase of $1.4 million, or 2.1%. The increase is due to an increase in sales, partially offset by increases in cost of sales, operating expenses, interest expense, income tax expense, minority interest expense, loss on disposal of discontinued operations, and extraordinary loss on early extinguishment of debt.

Fiscal 2001

        Sales.    In fiscal 2001, sales were $1,141.9 million, an increase of $64.4 million, or 6.0%, from fiscal 2000 sales of $1,077.5 million.

        Aerospace segment sales in fiscal 2001 were $505.7 million, a decrease of $24.2 million, or 4.6%, compared to $529.9 million in fiscal 2000. The decrease reflected lower space propulsion sales, down $52 million from fiscal 2000 due primarily to the wind-down of the Titan program and extension of scheduled deliveries on the Delta propulsion programs, where the Company is under contract with Lockheed Martin and Boeing, respectively, to produce solid rocket motor boosters. Sales on the Titan program decreased approximately $29 million in fiscal 2001 to $113.6 million. Sales on the Delta program decreased approximately $26 million in fiscal 2001 to $109.6 million. These decreases were partially offset by increased composite structure sales of approximately $9 million on the Atlas V space launch vehicles due to ramping up to full production in fiscal 2001. In addition, missile product sales increased approximately $24 million primarily as a result of $16 million of inter-company sales on a tank ammunition program and accelerated production on other programs. Consistent with the Company's financial accounting policy, these sales were recorded at the Aerospace segment level and eliminated at the consolidated financial statement level.

        Defense segment sales were $674.0 million, an increase of $106.7 million, or 18.8%, from fiscal 2000 sales of $567.3 million. The fiscal 2001 increase primarily reflected an increase of approximately $169 million in small- and medium-caliber ammunition sales. Sales of small-caliber ammunition increased approximately $146 million in fiscal 2001. This increase was the result of winning a 10-year contract to produce small-caliber ammunition at the Lake City Army Ammunition Plant in Independence, Missouri. This contract was awarded in late fiscal 2000 and production began April 1, 2000. As of March 31, 2001, the Company was awarded the first three years on the ten-year production contract. Sales of medium-caliber ammunition increased approximately $23 million in fiscal 2001, to $75.0 million, as a result of the addition of a new contract and lower fiscal 2000 sales due to relocation of production facilities. In addition, propellant sales increased approximately $28 million in fiscal 2001, to $104.5 million, primarily due to increased production requirements and a new contract award during fiscal 2001. There was also an increase in sales of approximately $9 million on the Objective Individual Combat Weapon development program, which was awarded in fiscal 2001. These increases were partially offset by lower training and tactical tank ammunition sales, down approximately $35 million, to $99.4 million in fiscal 2001, along with lower anti-tank munition sales, down $26 million in fiscal 2001, to $35.9 million as a result of the Shielder and Volcano programs nearing completion in fiscal 2001. In addition, fiscal 2001 reflected reduced sales on the AAR-47 missile warning system program, down $13 million due to timing of contractual deliveries, and lower sales of approximately $7 million on the Outrider™ Unmanned Aerial Vehicle development programs as this program was completed in fiscal 2000. Tank ammunition training sales decreased due to lower production requirements, while tank ammunition tactical sales decreased due to the replacement of a current production program with a next-generation-round development program. Fiscal 2001 was also impacted by the sale of the Kilgore flares business in February 2001. Kilgore's fiscal 2001 sales prior to disposition approximated $27.2 million.

        Gross Margin.    Gross margin in fiscal 2001 was $236.4 million, or 20.7% of sales, an increase of $20.3 million compared to fiscal 2000 gross margins of $216.1 million, or 20.1% of sales. The increase was primarily due to higher margins on propellant programs, up approximately $17 million in fiscal 2001, due to increased sales. In addition, fiscal 2001 was impacted by the absence of prior year costs incurred for consolidation expenses, and the addition of the Lake City small-caliber ammunition sales, which added approximately $12 million to gross margin in fiscal 2001. Fiscal 2001 was also impacted by an increase in pension income of $6 million to $12 million. Partially offsetting these improvements were reduced fiscal 2001 propulsion margins as a result of reduced sales due to lower contractual delivery requirements. Fiscal 2001 also included increased losses of approximately $8 million on various flare programs due to costs related to technical issues. In addition, fiscal 2001 was impacted by increased cost on fuzing programs of approximately $10 million, compared to increased costs of approximately $8 million in fiscal 2000. These losses, which were due to technical difficulties, represented management's best estimate of the most likely loss exposure on these programs.

        Research and Development.    Company-sponsored research and development expense for fiscal 2001 was $11.6 million, or 1.0% of sales, compared to $11.2 million, or 1.0% of sales, for fiscal 2000. The Company also spent $179.1 million on customer-funded research and development contracts in fiscal 2001, a decrease of $22.9 million when compared with expenditures of $202.0 million in fiscal 2000.

        Selling.    Selling expense for fiscal 2001 totaled $24.4 million, or 2.1% of sales, compared to $25.2 million, or 2.3% of sales, for fiscal 2000.

        General and Administrative.    General and administrative expense in fiscal 2001 was $64.3 million, or 5.6% of sales, compared to $59.1 million, or 5.5% of sales, in fiscal 2000. The fiscal 2001 increase was primarily due to the added costs associated with the addition of the Lake City Army Ammunition Plant.

        Interest Expense.    Interest expense was $33.7 million in fiscal 2001, a decrease of $0.3 million compared to $34.0 million in fiscal 2000. Fiscal 2001 was impacted by higher interest rates offset by lower average outstanding borrowings.

        Interest Income.    Interest income was $1.0 million in fiscal 2001, compared to $0.7 million in fiscal 2000.

        Income from Continuing Operations before Income Taxes.    Income from continuing operations before taxes for fiscal 2001 was $103.4 million, an increase of $16.2 million or 18.6%, compared to $87.2 million for fiscal 2000. The fiscal 2001 improvement reflected higher sales.

        Income before taxes in the Aerospace segment were $46.5 million in fiscal 2001, a decrease of $6.0 million compared to fiscal 2000 income before taxes of $52.5 million. The fiscal 2001 decrease was driven by higher interest expense in fiscal 2001, and reduced income before taxes on the Delta propulsion programs due to lower contractual production requirements.

        Income before taxes in the Defense segment were $44.7 million in fiscal 2001, an increase of $26.4 million, or 144.3%, compared to $18.3 million in fiscal 2000. Fiscal 2001 results reflected higher margins of approximately $17 million on propellant programs, due to increased sales and efficiencies, $12 million from small-caliber ammunition and reduced fiscal 2001 expenses due to the absence of consolidation expenses incurred in fiscal 2000. The fiscal 2001 increase was also due to a fiscal 2001 gain of approximately $2 million associated with the sale of a program, along with the absence of a prior year non-recurring expense of $3.9 million to revalue certain long-term assets, primarily fixed assets, to the estimated net realizable value, as the Company disposed of assets no longer deemed critical to the business. These increases were partially offset by approximately $8 million in increased losses incurred on various flare programs due to technical difficulties incurred in fiscal 2001. During fiscal 2001, the Kilgore flares business was sold for approximately $23 million, of which $17.8 million was received in cash and $5.2 million was received in stock of the acquiring company. This sale resulted in no significant gain or loss.

        Income before taxes at the corporate level were $12.1 million for fiscal 2001, compared to $16.5 million in fiscal 2000. Income before taxes at the corporate level primarily reflect a capital employed charge to the operating segments. Net capital employed at the corporate level is historically a negative number, or a net liability, due primarily to the fact that specified significant liabilities are accounted for at the corporate level, including accrued post-retirement benefits, taxes, and environmental liabilities. Fiscal 2000 also included a $4.4 million one-time gain on sale of an excess building.

        Income Tax Provision.    Taxes on income from continuing operations in fiscal 2001 were $35.5 million reflecting a 34.3% tax rate compared to $22.8 million for fiscal 2000 reflecting a 26.1% rate. This increase reflected the Company having fully utilized its net operating loss carryforwards in fiscal 2000. The tax rates vary from statutory tax rates principally due to tax effects associated with business strategies, resolution of tax matters, and utilization of available tax loss and research credit carryforwards.

        Gain on Disposal of Discontinued Operations.    In fiscal 2000, the Company received net proceeds on an insurance claim under its political risk insurance policy related to its demilitarization operations in the Ukraine in the amount of $9.5 million (net of taxes of $0.1 million), which was recorded as a gain on disposal of discontinued operations.

        Net Income.    Net income for fiscal 2001 was $67.9 million, compared to net income of $73.9 million for fiscal 2000. Fiscal 2001 results reflected higher sales, offset by higher income tax expense and the absence of a $9.5 million insurance settlement on discontinued operations received in fiscal 2000.

Cash Flows

Fiscal 2002

        Operating Activities.    Cash provided by operating activities during fiscal 2002 totaled $162.1 million, an increase of $87.5 million, compared with $74.6 million for fiscal 2001. The improved level of cash provided during the year was primarily driven by increased income from continuing operations, which increased $18.2 million; an increase in non-cash expenses such as depreciation and amortization, which increased $17.4 million and $16.3 million, respectively (the increase in depreciation was due to the addition of both Thiokol and SEG, and the increase in amortization is mainly due to the Thiokol acquisition); and tax strategies employed by the Company, which improved cash flows by approximately $15 million compared to the prior year. The Company also received approximately $20 million in fiscal 2002 in accelerated cash payments from a commercial customer in consideration for customer-driven contract changes and future price considerations.

        Investing Activities.    Cash used for investing activities was $759.0 million in fiscal 2002, compared to cash provided by investing activities of $1.4 million in fiscal 2001. This increase in usage of $760.4 million is primarily due to the $708.3 million of cash used to purchase Thiokol; $6.1 million used to purchase other businesses; an increase of $18.1 million in capital expenditures, which was due to expenditures made by Thiokol and by SEG; and a reduction in proceeds from the disposition of property, plant, and equipment of $9.4 million. In fiscal 2001, the Company received $17.8 million from the sale of the Kilgore flares operations.

        Financing Activities.    Cash provided by financing activities totaled $578.3 million for fiscal 2002, compared to cash used of $94.6 million in fiscal 2001. The increase of $672.9 million is a result of proceeds from debt issuances of $1,325.0 million, partially offset by debt repayments of $729.7 million (an increase of $625.0 million compared to repayments of $104.7 million in fiscal 2001), payments made for debt issue costs of $44.0 million, and payments made for stock issue costs of $8.1 million. Proceeds from employee stock compensation plans increased $10.0 million. In addition, proceeds of $13.0 million were generated when the underwriters of the stock that the Company issued in December 2001 exercised a portion of their over-allotment option, whereby the Company sold an additional 175,000 shares.

Fiscal 2001

        Operating Activities.    Cash provided by operating activities during fiscal 2001 totaled $74.6 million, a decrease of $35.7 million, compared with $110.3 million for fiscal 2000. Net income in fiscal 2001 was $67.9 million, compared to $73.9 million in fiscal 2000. Fiscal 2001 cash provided by operating activities was impacted by increased cash paid in fiscal 2001 for income taxes, payroll taxes, and insurance premiums. Cash paid for income taxes increased $12 million, reflecting the absence of prior year net operating loss carry forwards. Cash paid for payroll taxes and insurance premiums increased approximately $11 million, due to timing of payments. In addition, fiscal 2001 was impacted by the absence of a $9.5 million prior year receipt of cash for an insurance settlement.

        Investing Activities.    Cash provided by investing activities was $1.4 million in fiscal 2001, compared to cash used for investing activities of $45.5 million in fiscal 2000. Impacting fiscal 2001 were $17.8 million in proceeds received from the sale of the flare production facility and $9.7 million of cash proceeds received from the sale of two excess buildings. Capital expenditures were $24.8 million in fiscal 2001, compared to $45.6 million in fiscal 2000. This decrease primarily reflects the completion of facilitization and consolidation projects in fiscal 2001 at the Mississippi composites facility, the missile products facility in West

Virginia, and the propellant and medium-caliber ammunition load assemble and pack facility in Radford, Virginia. Fiscal 2000 included increased capital expenditures due to move and facility related costs associated with moving the Joliet, Illinois operations to the Radford Army Ammunition Plant in Virginia. In December 1997, the Company completed the acquisition of certain assets from a division of Motorola, Inc., including patent and technology rights related to military fuze production, for approximately $8.5 million. During fiscal 2001, the Company made additional purchase price payments for the acquisition totaling $1.4 million, compared to $1.6 million in fiscal 2000. As of March 31, 2001, all consideration has been paid.

        Financing Activities.    Cash used for financing activities totaled $94.6 million for fiscal 2001, which primarily consisted of repayment of debt, partially offset by borrowings on a line of credit and proceeds from the exercise of stock options. Cash used for financing activities during fiscal 2000 totaled $40.1 million, which was used primarily for share repurchases and repayment of debt, partially offset by borrowings on a line of credit.

Share Repurchases

        In December 1998, the Company's Board of Directors authorized the Company to repurchase up to an additional 2.475 million shares of its common stock, which was completed in the third quarter of fiscal 2000. On October 26, 1999, the Company's Board of Directors authorized the Company to make additional share repurchases (over and above the 2.475 million shares previously authorized) of up to 2.25 million shares of its common stock. As of March 31, 2002 repurchases of 2.7 million shares have been made under the 4.7 million-share authorization program, aggregating approximately $73.8 million. Any authorized repurchases would be subject to market conditions and the Company's compliance with its debt covenants.

Liquidity and Capital Resources

        The Company's principal sources of liquidity continue to be cash generated by operations and borrowings under credit facilities.

        In connection with the acquisition of Thiokol, the Company entered into new senior credit facilities totaling $1,050 million. The senior credit facilities consist of a six-year revolving credit facility of $250 million, $300 million six-year Tranche A term loans, and $500 million eight-year Tranche B term loans. The Tranche A, Tranche B, and revolving credit loans bear interest at a rate, at the Company's election, of either the London Inter-Bank Offered Rate (LIBOR), or the Alternative Base Rate (ABR, which is the greater of Prime Rate, the BASE CD Rate plus 1%, or the Federal Funds Effective Rate plus 0.5%), plus a margin, depending on the Company's consolidated leverage ratio. During fiscal 2002, the Company repaid in full the Tranche A term loans. As of March 31, 2002, the interest rate on the Tranche B term loans was 10.2% per annum after taking into account existing swap agreements, and had the Company had an outstanding balance on the revolving credit loans, the interest rate would have been 4.5% per annum. During fiscal 2002, the average interest rate on the Tranche A & B term loans was 8.6% per annum after taking into account existing swap agreements. The rate on the Tranche B term loans as of March 31, 2002, was significantly higher than the average rate due to the Tranche B term loan borrowings being put into ABR at fiscal year end, rather than LIBOR. The new senior credit facilities are secured by perfected first priority security interests, subject only to permitted liens, in substantially all of the Company's tangible and intangible assets, including the capital stock of certain of its subsidiaries and are guaranteed by its domestic subsidiaries.

        In addition, at the time of the Thiokol acquisition, the Company obtained bridge financing in the amount of $125 million. The bridge financing was repaid in full with proceeds from the issuance and sale of the 8.50% senior subordinated notes. A portion of the proceeds from the new senior credit facilities were used to repay $277 million of the previously-existing debt and the remainder was used to finance the purchase price for the Thiokol acquisition and related fees and expenses.

        On May 14, 2001, the Company issued $400 million aggregate principal amount of 8.50% senior subordinated notes that mature on May 15, 2011. The outstanding notes are general unsecured obligations. The outstanding notes rank equal in right of payment with all of the future senior subordinated indebtedness, and are subordinated in right of payment to all of the existing and future senior indebtedness, including the senior credit facilities. The outstanding notes are guaranteed on an unsecured basis by substantially all of the Company's domestic subsidiaries. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors. Interest on the outstanding notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. The Company used the net proceeds from the sale of the outstanding notes to repay the bridge financing discussed above and approximately $65 million of revolving credit loans and a portion of the outstanding Tranche A term loans including, in each case, accrued but unpaid interest on the loans repaid.

        In addition to repaying in full the Tranche A term loans during fiscal 2002, the Company paid $27.8 million on its Tranche B term loans, of which $22.8 million represented prepayments.

        Fees associated with the financing activities were approximately $44 million and will be amortized to interest expense over the term of the senior credit facilities. As a result of the refinancing activities, debt issuance costs of $12.1 million, net of $7.4 million in taxes, were written-off and recorded as an extraordinary loss on early extinguishment of debt in fiscal 2002.

        Total debt, which includes the current portion of debt and long-term debt, as a percentage of total capitalization, which includes total debt and stockholders' equity, was 61% on March 31, 2002, compared to 58% on March 31, 2001.

        The Company's weighted average interest rate on short-term borrowings during fiscal 2002 and 2001 was 6.9% and 8.4%, respectively.

        As of March 31, 2002, long-term debt consisted of the following (in thousands):

Tranche B term loans	$472,220
Senior subordinated notes	400,000
Notes payable	223

Total debt outstanding	$872,443

        As of March 31, 2002, the Company had outstanding letters of credit of $75.7 million, which reduced amounts available on the revolving facility to $178.9 million. Scheduled minimum loan repayments on outstanding long-term debt are $4.8 million in each of fiscal 2003 through 2007, and $848.4 million thereafter.

        The Company's senior credit facilities and the indenture governing the senior subordinated notes impose limitations on the Company's ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit the Company's ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that the Company meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. The Company's ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants.

        The Company has limited amortization requirements under the senior credit facilities over the next few years. The Company's other debt service requirements consist principally of interest expense on the senior credit facilities and the senior subordinated notes. The Company's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

        As of March 31, 2002, the Company had interest rate swaps to effectively convert variable-rate debt to fixed-rate debt with a total notional amount of $424.2 million, summarized as follows (in thousands):

	Notional Amount	Fair Value	Interest Rate	Maturity Date
Amortizing swap	$114,210	$(4,749)	6.59%	November 2004
Amortizing swap	105,000	(1,805)	5.25	December 2005
Amortizing swap	105,000	(1,869)	5.27	December 2005
Non-amortizing swap	100,000	(3,665)	6.06	November 2008

        On May 9, 2002, the Company restructured its senior credit facilities, repaying the Tranche B term loans with an outstanding balance of $472 million and entering into new seven-year term loans, Tranche C, in the amount of $525 million. The additional debt incurred on the Tranche C term loans will be used to finance the purchase of the Boeing Ordnance business and to cover the debt issuance costs relating to the debt restructure. Interest charges on the Tranche C term loans are at LIBOR plus a fixed rate of 2.25%. Borrowings under the restructured Senior Credit Facilities are subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and limitations on certain restricted payments, including dividends and stock repurchases). Fees associated with this refinancing are estimated to be $2 million and will be amortized to interest expense over the term of the restructured Senior Credit Facilities.

        As a result of this refinancing, approximately $8.0 million (net of $5.4 million in taxes) of debt issuance costs will be written off as an extraordinary loss on early extinguishment of debt in the first quarter of fiscal 2003.

        In May 2002, the Company entered into two nine-year swaps (the New Swaps), with a $100 million notional value each, against the Company's $400 million Senior Subordinated Notes. The Company entered into the New Swaps to obtain greater access to the lower borrowing costs normally available on floating-rate debt. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus an adder of 2.32% and 2.325%, respectively, over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

        Based on the Company's current financial condition, management believes that future operating cash flows, combined with the availability of funding, if needed, under new revolving credit facilities, will be adequate to fund future growth as well as service long-term obligations over the next 12 months.

Stock Split and Rights Agreement

        On May 7, 2002, the Company's Board of Directors approved a 3-for-2 split of the Company's common stock payable on or about June 10 to shareholders of record on May 17. Also on May 7, 2002, the Board of Directors declared a dividend distribution of one right for each share of common stock of the Company outstanding at the close of business on May 28, pursuant to the terms of a Rights Agreement, dated as of May 7, by and between the Company and a rights agent.

Contractual Obligations and Commercial Commitments

        The following table summarizes the Company's contractual obligations and commercial commitments as of March 31, 2002 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations:
Long-term debt	$872,443	$4,805	$9,609	$9,609	$848,420
Operating leases	89,881	23,174	39,216	27,491

Total contractual obligations	$962,324	$27,979	$48,825	$37,100	$848,420

Other Commercial Commitments:
Letters of credit	$75,663	$75,663
Guarantees	2,230	2,230

Total other commercial commitments	$77,893	$77,893

Contingencies

        Litigation.    From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company's business. The Company does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its results of operations or financial condition.

        Environmental Remediation.    The Company is subject to various federal, state, and local environmental laws and regulations. A number of the Company's facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At March 31, 2002, the accrued liability for environmental remediation of $48.7 million represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. It is expected that a portion of the environmental costs will be recovered. As collection of those recoveries is estimated to be probable, the Company has recorded a receivable of $20.5 million, representing the present value of those recoveries. The receivable primarily represents the expected recovery of costs associated with the facilities acquired from Hercules in March 1995 (Hercules Facilities) and from Alcoa in April 2001 (Thiokol Facilities). Under the respective purchase agreements, the Company generally assumed responsibility for environmental compliance at the acquired facilities. It is expected that a portion of the compliance and remediation costs associated with the acquired facilities will be recoverable under U.S. Government contracts.

        Those environmental remediation costs at Hercules Facilities not recovered through U.S. Government contracts are expected to be recovered from Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline. The Company has recorded an accrual of approximately $15.2 million to cover those environmental remediation costs at Thiokol Facilities not recovered through U.S. Government contracts. The Company is responsible for any costs at Thiokol Facilities up to $29 million; the Company and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, subject to the Company having appropriately notified Alcoa of any issues prior to January 30, 2004; and the Company is responsible for any payments in excess of $49 million.

        With respect to the facilities purchased from Blount International, Inc. (Blount), Blount has agreed to indemnify the Company for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. However, Blount's indemnification obligations relating to environmental matters, which extend for five years following closing, are capped at $30 million, less any other indemnification payments made for breaches of representations and warranties, and the third party's obligations, which extend through November 4, 2007, are capped at approximately $125 million, less payments previously made.

        The Company cannot ensure that the U.S. Government, Hercules, Alcoa, Blount, or other third parties will reimburse it for any particular environmental costs or reimburse the Company in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. The Company's failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, Blount, or other third parties could have a material adverse effect on business, financial position, or results of operations.

        The Company's accrual for environmental remediation liabilities, and the associated receivable for recovery thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 4.6%. The following is a summary of the amounts recorded for environmental remediation at March 31, 2002 (in thousands):

	Liability	Receivable
Amounts (payable) receivable	$(63,519)	$24,937
Unamortized discount	14,818	(4,458)

Present value amounts (payable) receivable	$(48,701)	$20,479

        At March 31, 2002, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be $4.6 million, $1.3 million, $1.2 million, $2.9 million, and $3.6 million, for fiscal 2003 through 2007, respectively; estimated amounts payable thereafter total $25.0 million. Amounts payable/receivable in periods beyond fiscal 2003 have been classified as non-current on the March 31, 2002 balance sheet. At March 31, 2002, the estimated discounted range of reasonably possible costs of environmental remediation is between $48 million and $89 million. Management does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results. There were no material insurance recoveries related to environmental remediations during fiscal 2002, 2001, or 2000.

        Factors Affecting Estimates.    Factors that could significantly change the estimates described in this section in future periods include:

  •
  the adoption, implementation, and interpretation of new laws, regulations, or cleanup standards;

  •
  advances in technologies;

  •
  outcomes of negotiations or litigation with regulatory authorities and other parties;

  •
  additional information about the ultimate remedy selected at new and existing sites;

  •
  adjustment of the Company's share of the cost of such remedies;

  •
  changes in the extent and type of site utilization;

  •
  the discovery of new contamination;

  •
  the number of parties found liable at each site and their ability to pay; or

  •
  more current estimates of liabilities for these contingencies.

New Accounting Pronouncements

        On April 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a transition adjustment that decreased Other Comprehensive Income (OCI) by $5.1 million, net of $3.1 million in taxes, which is reported as a cumulative effect of accounting change in OCI. The transition adjustment relates to hedging activities through March 31, 2001. The hedging activities which resulted in the net $5.1 million adjustment to OCI were interest rate swaps with fair value of $8.1 million and certain commodity and foreign currency contracts with a fair value of $0.1 million, all of which had been designated as cash flow hedges. Prior to the application of SFAS 133, financial instruments designated as cash-flow hedges were not recorded in the financial statements, but cash flows from such contracts were recorded as adjustments to earnings as the hedged items affected earnings.

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted these statements on April 1, 2002. Upon adoption of SFAS 142, goodwill amortization of approximately $15 million, net of taxes, on an annual basis ceased. The Company will also record a one-time gain of $3.8 million, net of $2.5 million in taxes, for the write-off of negative goodwill as a cumulative effect of a change in accounting principle. Management believes that the other provisions of SFAS 141 and 142 will not have a material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on April 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company is in the process of evaluating the impact SFAS 143 will have on its consolidated financial statements.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS 144 on April 1, 2002. Management believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position or results of operations.

        On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. Upon adoption of SFAS 145, the Company will reclassify losses on extinguishment of debt that were classified as extraordinary items in prior periods to operating income. SFAS 145 will become effective for the Company on April 1, 2003.

Inflation

        In management's opinion, inflation has not had a significant impact upon the results of the Company's operations. The selling prices under contracts, the majority of which are long term, generally include estimated costs to be incurred in future periods. These cost projections can generally be negotiated into new buys under fixed-price government contracts, while actual cost increases are recoverable on cost-type contracts.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, the Company has entered into various hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. The Company uses derivatives to hedge certain interest rate and commodity price risks, but does not use derivative financial instruments for trading or other speculative purposes, and the Company is not a party to leveraged financial instruments. Additional information regarding the financial instruments is contained in Note 7 to the consolidated financial statements. The Company's objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower the overall borrowing costs.

        The Company measures market risk related to holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical 10% change (increase and decrease) in interest rates. The Company used current market rates on the debt and derivative portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis.

        The Company's primary interest rate exposures relate to variable rate debt and interest rate swaps. The potential loss in fair values is based on an assumed immediate change in the net present values of interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to the change in rates. Based on the Company's analysis, a 10% change in interest rates would not have a material impact on the fair values or the Company's cash flows or earnings.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEPENDENT AUDITORS' REPORT

To the Stockholders of Alliant Techsystems Inc.:

        We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the years ended March 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Alliant Techsystems Inc. and its subsidiaries at March 31, 2002 and 2001, and the consolidated results of its operations, its cash flows, and its stockholders' equity for each of the years ended March 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
May 9, 2002

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
(Amounts in thousands except per share data)
	2002	2001	2000
Sales	$1,801,605	$1,141,949	$1,077,520
Cost of sales	1,420,348	905,574	861,433

Gross margin	381,257	236,375	216,087
Operating expenses:
Research and development	20,589	11,575	11,177
Selling	44,063	24,372	25,188
General and administrative	92,923	64,334	59,149

Total operating expenses	157,575	100,281	95,514

Income from continuing operations before interest and income taxes	223,682	136,094	120,573
Interest expense	(84,005)	(33,738)	(33,999)
Interest income	1,199	1,038	656

Income from continuing operations before income taxes	140,876	103,394	87,230
Income tax provision	53,533	35,473	22,778
Minority interest expense, net of income taxes	1,240

Income from continuing operations	86,103	67,921	64,452
(Loss) gain on disposal of discontinued operations, net of income taxes	(4,660)		9,450

Income before extraordinary loss	81,443	67,921	73,902
Extraordinary loss on early extinguishment of debt, net of income taxes	(12,116)

Net income	$69,327	$67,921	$73,902

Basic earnings (loss) per common share:
Continuing operations	$3.83	$3.28	$2.88
Discontinued operations	(0.21)		0.42
Extraordinary loss	(0.54)

Net income	$3.08	$3.28	$3.30

Diluted earnings (loss) per common share:
Continuing operations	$3.67	$3.20	$2.83
Discontinued operations	(0.20)		0.41
Extraordinary loss	(0.52)

Net income	$2.95	$3.20	$3.24

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$8,513	$27,163
Net receivables	432,823	214,724
Net inventory	125,308	54,136
Deferred income tax asset	62,299	16,478
Other current assets	42,467	20,322

Total current assets	671,410	332,823
Net property, plant, and equipment	464,830	303,188
Net goodwill	748,798	117,737
Prepaid and intangible pension assets	269,504	106,048
Deferred charges and other non-current assets	56,750	19,708

Total assets	$2,211,292	$879,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,805	$69,200
Accounts payable	84,602	71,758
Contract advances and allowances	61,257	34,494
Accrued compensation	97,670	38,487
Accrued income taxes	4,408	11,873
Other accrued liabilities	119,279	66,151

Total current liabilities	372,021	291,963
Long-term debt	867,638	207,909
Deferred income tax liability	65,091	28,636
Post-retirement and post-employment benefits liability	235,639	108,203
Other long-term liabilities	114,102	44,461

Total liabilities	1,654,491	681,172
Contingencies (Note 12)
Common Stock—$.01 par value:
Authorized—60,000,000 shares
Issued and outstanding—25,229,812 shares at March 31, 2002, and 14,070,569 at March 31, 2001	289	185
Additional paid-in-capital	478,489	231,598
Retained earnings	334,507	265,180
Unearned compensation	(4,864)	(3,854)
Other comprehensive income	(14,122)	(6,140)
Common stock in treasury, at cost—3,625,702 shares held at March 31, 2002, and 4,426,202 at March 31, 2001	(237,498)	(288,637)

Total stockholders' equity	556,801	198,332

Total liabilities and stockholders' equity	$2,211,292	$879,504

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)
	2002	2001	2000
Operating Activities
Net income	$69,327	$67,921	$73,902
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	53,928	36,533	39,389
Amortization of intangible assets and unearned compensation	24,745	8,447	8,433
Deferred income tax	(4,387)	11,714	21,395
Minority interest expense, net of income taxes	1,240
Loss on disposal of discontinued operations, net of income taxes	4,660
Extraordinary loss on early extinguishment of debt, net of income taxes	12,116
Loss (gain) on disposal of property	1,894	(251)	(1,890)
Changes in assets and liabilities:
Receivables	(15,846)	30,157	(11,382)
Inventory	(6,872)	(507)	(9,599)
Accounts payable	(22,453)	(6,224)	(16,009)
Contract advances and allowances	24,222	(37,188)	22,226
Accrued compensation	10,703	5,518	536
Accrued income taxes	19,450	4,443	(5,645)
Accrued environmental	(5,009)	(2,191)	(1,516)
Pension and post-retirement benefits	(23,443)	(35,028)	(13,855)
Other assets and liabilities	17,777	(8,724)	4,351

Cash provided by operating activities	162,052	74,620	110,336
Investing Activities
Capital expenditures	(42,884)	(24,755)	(45,573)
Acquisition of businesses	(714,353)	(1,400)	(1,600)
Payment made to minority interest in subsidiary	(2,000)
Proceeds from sale of operations		17,800
Proceeds from the disposition of property, plant, and equipment	276	9,709	1,631

Cash (used for) provided by investing activities	(758,961)	1,354	(45,542)
Financing Activities
Net (payments) borrowings on line of credit		(49,000)	49,000
Payments made on bank debt	(452,866)	(55,650)	(38,734)
Payments made to extinguish debt	(276,800)
Proceeds from issuance of long-term debt	1,325,000		29,000
Proceeds from issuance of stock	13,011
Payments made for debt issue costs	(43,985)
Payments made for stock issue costs	(8,137)
Net purchase of treasury shares	(2,697)	(4,652)	(82,624)
Proceeds from employee stock compensation plans	24,733	14,726	3,251

Cash provided by (used for) financing activities	578,259	(94,576)	(40,107)

(Decrease) increase in cash and cash equivalents	(18,650)	(18,602)	24,687
Cash and cash equivalents at beginning of year	27,163	45,765	21,078

Cash and cash equivalents at end of year	$8,513	$27,163	$45,765

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par
						Accumulated Other Comprehensive Income
(Amounts in thousands except share data)			Additional Paid-In Capital	Retained Earnings	Unearned Compensation		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 1999	10,284,530	$139	$238,513	$123,357	$(3,289)	$(2,940)	$(237,057)	$118,723
Comprehensive income:
Net income				73,902				73,902
Other comprehensive income:
Adjustments, net (see Note 1)						(828)		(828)

Comprehensive income								73,074
Treasury shares purchased	(1,319,600)						(82,624)	(82,624)
Exercise of stock options	64,128		(2,350)				4,253	1,903
Restricted stock grants	19,500		249		(1,544)		1,295	—
Amortization of restricted stock					2,164			2,164
Other	25,194		4		149		1,554	1,707

Balance, March 31, 2000	9,073,752	139	236,416	197,259	(2,520)	(3,768)	(312,579)	114,947
Comprehensive income:
Net income				67,921				67,921
Other comprehensive income:
Adjustments, net (see Note 1)						(2,372)		(2,372)

Comprehensive income								65,549
Treasury shares purchased	(61,100)						(4,652)	(4,652)
Exercise of stock options	341,020		(9,220)				21,296	12,076
Restricted stock grants	63,471		219		(4,357)		4,138	—
Stock split	4,618,689	46	(46)					—
Amortization of restricted stock			(55)		3,000			2,945
Tax benefits of employee benefit plans and other	34,737		4,284		23		3,160	7,467

Balance, March 31, 2001	14,070,569	185	231,598	265,180	(3,854)	(6,140)	(288,637)	198,332
Comprehensive income:
Net income				69,327				69,327
Other comprehensive income:
Adjustments, net (see Note 1)						(7,982)		(7,982)

Comprehensive income								61,345
Exercise of stock options	739,378		(25,217)				44,801	19,584
Restricted stock grants	67,733		987		(5,545)		4,558	—
Stock split	7,037,670	71	(71)					—
Amortization of restricted stock					4,388			4,388
Stock issuance	3,223,780	33	260,796					260,829
Stock issuance costs			(8,137)					(8,137)
Tax benefits of employee benefit plans and other	90,682		18,533		147		1,780	20,460

Balance, March 31, 2002	25,229,812	$289	$478,489	$334,507	$(4,864)	$(14,122)	$(237,498)	$556,801

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        (Amounts in thousands except share and per share data and unless otherwise indicated)

1.    Summary of Significant Accounting Policies

        Nature of Operations.    Alliant Techsystems Inc. (the Company) is a supplier of aerospace and defense products to the U.S. government, America's allies, and major prime contractors. The Company is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets. The Company is headquartered in Edina, Minnesota.

        Basis of Presentation.    The consolidated financial statements of the Company include all majority-owned affiliates. All significant intercompany transactions and accounts have been eliminated.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

        Long-Term Contracts.    Sales under long-term contracts are accounted for under the percentage- of-completion method and include cost reimbursement and fixed-price contracts. Sales under cost reimbursement contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion (cost-to-cost) or based on results achieved, which usually coincides with customer acceptance (units-of-delivery).

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

        Cost management award fees have been recognized on certain contracts. For example, award fees totaling approximately $8,800 as of March 31, 2002, have been recognized on the current Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final customer review. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or may be directly reimbursed. Circumstances which could erode cost management performance, and materially impact Company profitability and cash flow, include failure of a Company-supplied component, performance problems with the product leading to a major redesign and/or requalification effort, manufacturing problems, including supplier problems which result in production interruptions or delays, and major safety incidents.

        Operating Expenses.    Research and development, selling, and general and administrative costs are expensed in the year incurred.

        Environmental Remediation and Compliance.    Costs associated with environmental compliance and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation and monitoring costs relating to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial activities when they are probable and the remediation cost can be reasonably estimated.

        The cost of each environmental liability is estimated by the Company's engineering, financial, and legal specialists based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. The Company's estimates for environmental obligations are dependent on, and affected by, changes in environmental laws and regulations, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, future technological developments, and the timing of expenditures; accordingly, such estimates could change materially as the Company periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

        Cash Equivalents.    Cash equivalents are all highly liquid temporary cash investments purchased with original maturities of three months or less.

        Marketable Securities.    Investments in marketable equity securities are classified as available for sale securities and are recorded at fair value within other current assets. The fair market value of such investments at March 31, 2002 approximates cost. Unrealized gains and losses are recorded in Other Comprehensive Income (OCI). When such investments are sold, the unrealized gains or losses are reversed from OCI and recognized in the consolidated income statement.

        Inventories.    Inventoried costs relating to long-term contracts and programs are stated at actual production costs, including factory overhead, initial tooling, and other related costs incurred to date, reduced by amounts identified with sales recognized on units delivered or progress completed. Inventoried costs relating to long-term contracts and programs are reduced by charging any amounts in excess of estimated realizable value to cost of sales. Progress payments received from customers relating to the uncompleted portions of contracts are offset first against unbilled receivable balances, then against applicable inventories. Any remaining progress payment balances are classified as contract advances.

        Inventory balances are shown net of reductions of $6,299 and $12,999 as of March 31, 2002 and 2001, respectively, for customer progress payments received on uncompleted portions of contracts.

        Stock-Based Compensation.    As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option and purchase plans and adopt the "disclosure only" provisions of SFAS 123.

        Income Taxes.    Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from tax losses and tax credit carryforwards.

        Financial Instruments and Hedging.    The Company uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. Derivatives are used for hedging purposes only, and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. On April 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a transition adjustment that decreased OCI by $5,060, net of taxes of $3,101, and is reported as a cumulative effect of accounting change in OCI. The transition adjustment relates to hedging activities through March 31, 2001. The hedging activities which resulted in the net $5,060 adjustment are interest rate swaps with a fair value of $(8,080) and certain commodity and foreign currency contracts with a fair value of $(81), all of which have been designated as cash flow hedges. Prior to the application of SFAS 133, financial instruments designated as cash-flow hedges were not recorded in the financial statements, but cash flows from such contracts were recorded as adjustments to earnings as the hedged items affected earnings.

        Earnings Per Share Data.    All share and earnings per share (EPS) data for all periods have been calculated to reflect two 3-for-2 stock splits (in the form of stock dividends) which became effective September 7, 2001 and November 10, 2000. Shares in the EPS calculations have not been adjusted for the 3-for-2 stock split described in Note 16, which will become effective on or about June 10, 2002. Basic EPS is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options (see Note 11) during each period presented, which, if exercised, would have a dilutive effect on earnings per share. In computing EPS for fiscal 2002, 2001, and 2000, earnings, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2002	2001	2000
Basic EPS shares outstanding	22,497	20,723	22,377
Dilutive effect of stock options	967	510	420

Diluted EPS shares outstanding	23,464	21,233	22,797

        There were also 3,050; 293,475; and 783,000 stock options outstanding that were not included in the computation of diluted EPS for fiscal 2002, 2001, and 2000, respectively, due to the option price being greater than the average market price of the common shares.

        Comprehensive Income.    Comprehensive income is a measure of all changes in shareholders' equity except those resulting from investments by and distributions to owners. The components of comprehensive income for fiscal 2002, 2001, and 2000 are as follows:

	Years Ended March 31
	2002	2001	2000
Net income	$69,327	$67,921	$73,902
Other comprehensive income:
Cumulative effect of adoption of SFAS 133, net of income taxes of $3,101	(5,060)
Change in fair value of derivatives, net of income taxes of $1,066	(1,738)
Minimum pension liability, net of income taxes of $943	(1,538)	(1,670)	(828)
Change in fair value of available-for-sale securities, net of income taxes of $(217)	354	(702)

Total other comprehensive income	(7,982)	(2,372)	(828)

Total comprehensive income	$61,345	$65,549	$73,074

        New Accounting Pronouncements.    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted these statements on April 1, 2002. Upon adoption of SFAS 142, goodwill amortization of approximately $15,000, net of taxes, on an annual basis ceased. The Company will also record a one-time gain of $3,767, net of $2,512 of taxes, for the write-off of negative goodwill as a cumulative effect of a change in accounting principle. Management believes that the other provisions of SFAS 141 and 142 will not have a material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on April 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company is in the process of evaluating the impact SFAS 143 will have on the consolidated financial statements.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS 144 on April 1, 2002. Management believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position or results of operations.

        On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. Upon adoption of SFAS 145, the Company will reclassify losses on extinguishment of debt that were classified as extraordinary items in prior periods to operating income. SFAS 145 will become effective for the Company on April 1, 2003.

        Reclassifications.    Certain reclassifications have been made to the fiscal 2001 and 2000 financial statements to conform to the fiscal 2002 classification. The reclassifications had no impact on income from continuing operations before income taxes, net income, or stockholders' equity.

2.    Acquisitions

        On April 20, 2001, the Company purchased from Alcoa Inc., for $708,343 in cash, all of the issued and outstanding shares of common stock of Cordant Technologies, Inc. (Cordant) following the transfer to and assumption by Alcoa of all of Cordant's assets and liabilities other than those related to its Thiokol propulsion business (Thiokol). On December 7, 2001, the Company acquired the ammunition and related products business, or the Sporting Equipment Group (SEG), of Blount International, Inc. for 3,048,780 shares of the Company's common stock, with a fair value of $247,817, plus $10. The Company paid $8,137 in costs related to the stock issuance.

        The Company used the purchase method of accounting to account for these acquisitions, and, accordingly, the results of Thiokol and SEG are included in the Company's consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value. The purchase price allocation for Thiokol is considered complete as of March 31, 2002, while the allocation for SEG is preliminary and is subject to further adjustment. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill. Goodwill related to Thiokol has been amortized based on a life of 40 years. In accordance with the transition provisions of SFAS 142, goodwill related to SEG is not being amortized. Other intangible assets were acquired in these acquisitions, which are recorded at fair value and are being amortized over their useful lives.

        Pro forma information on results of operations as if Thiokol and SEG had been acquired on April 1, 2000 is as follows (unaudited):

	Years Ended March 31
	2002	2001
Sales	$1,993,996	$1,982,706
Income before extraordinary loss	81,485	96,873
Net income	81,485	84,757
Basic earnings per common share:
Income before extraordinary loss	$3.32	$4.08
Net income	3.32	3.57
Diluted earnings per common share:
Income before extraordinary loss	3.19	3.99
Net income	3.19	3.49

        The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions actually occurred on the assumed acquisition date.

3.    Receivables

        Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	March 31
	2002	2001
Contract receivables:
Billed receivables	$207,561	$63,593
Unbilled receivables	214,764	150,300
Other receivables	10,498	831

Total current receivables	$432,823	$214,724

        Receivable balances are shown net of customer progress payments received of $161,050 and $96,890 as of March 31, 2002 and 2001, respectively.

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

4.    Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and test equipment is depreciated using the double declining balance method, converting to straight-line depreciation near the end of the asset's life at most of the Company's subsidiaries; and using straight-line depreciation at the newly-acquired SEG facilities. Other depreciable property is depreciated using the straight-line method. Depreciation expense was $53,928, $36,533, and $39,389 in fiscal 2002, 2001, and 2000, respectively.

        The Company periodically reviews property, plant, and equipment for impairment. When such an impairment is identified, it is recorded as a loss in that period.

        The major categories of property consist of the following:

	March 31
	2002	2001
Land	$30,023	$19,427
Buildings and improvements	214,903	151,632
Machinery and equipment	494,547	375,749
Property not yet in service	16,935	7,822

Gross property, plant, and equipment	756,408	554,630
Less accumulated depreciation	(291,578)	(251,442)

Net property, plant, and equipment	$464,830	$303,188

5.    Goodwill and Deferred Charges and Other Non-Current Assets

        Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at date of acquisition. Goodwill related to acquisitions which occurred before July 1, 2001 is being amortized on a straight-line basis over periods of 25 to 40 years. In accordance with the transition provisions of SFAS 142, goodwill related to acquisitions which occurred after June 30, 2001 is not being amortized. The recoverability of the carrying value of goodwill is periodically evaluated by comparison of the carrying value of the underlying assets which gave rise to the goodwill (including the carrying value of the goodwill itself), with the estimated future undiscounted cash flows from the related operations. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset based on discounted estimated future cash flows.

        As of March 31, 2002 and 2001, goodwill is summarized as follows:

	March 31
	2002	2001
Gross goodwill	$783,529	$136,365
Less accumulated amortization	(34,731)	(18,628)

Net goodwill	$748,798	$117,737

        As of March 31, 2002 and 2001, deferred charges and other non-current assets consists of the following:

Gross debt issuance costs	$30,136	$9,111
Less accumulated amortization	(3,841)	(3,769)

Net debt issuance costs	26,295	5,342
Other	30,455	14,366

Total deferred charges and other non-current assets	$56,750	$19,708

6.    Other Accrued Liabilities

        The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2002	2001
Employee benefits and insurance	$44,812	$20,983
Interest	14,238	92
Warranty	7,429	8,902
Environmental remediation—current	4,347	3,868
Legal	3,882	5,872
Other	44,571	26,434

Other accrued liabilities—current	$119,279	$66,151

Environmental remediation—long-term	$44,354	$24,778
Supplemental employee retirement plan	31,713	14,919
Legal	17,300
Interest rate swaps	10,965
Management deferred compensation plan	9,466	4,404
Other	304	360

Other long-term liabilities	$114,102	$44,461

7.    Long-Term Debt

        As of March 31, 2002, long-term debt consisted of the following:

	March 31
	2002	2001
Tranche B term loans	$472,220
Senior subordinated notes	400,000
Bank Term Loan		$277,109
Notes payable	223

Total debt outstanding	$872,443	$277,109

        In connection with the acquisition of Thiokol, the Company entered into new senior credit facilities totaling $1,050,000. The senior credit facilities consist of a six-year revolving credit facility of $250,000, $300,000 six-year Tranche A term loans, and $500,000 eight-year Tranche B term loans. The Tranche A, Tranche B, and revolving credit loans bear interest at a rate, at the Company's election, of either the London Inter-Bank Offered Rate (LIBOR), or the Alternative Base Rate (ABR, which is the greater of Prime Rate, the BASE CD Rate plus 1%, or the Federal Funds Effective Rate plus 0.5%), plus a margin, depending on the Company's consolidated leverage ratio. During fiscal 2002, the Company repaid in full the Tranche A term loans. As of March 31, 2002, the interest rate on the Tranche B term loans was 10.2% per annum after taking into account existing swap agreements, and had the Company had an outstanding balance on the revolving credit loans, the interest rate on the revolving credit loans would have been 4.5% per annum. During fiscal 2002, the average interest rate on the Tranche A & B term loans was 8.6% per annum after taking into account existing swap agreements. The rate on the Tranche B term loans as of March 31, 2002, was significantly higher than the average rate due to the Tranche B term loan borrowings being put into ABR at fiscal year end, rather than LIBOR. The new senior credit facilities are secured by perfected first priority security interests, subject only to permitted liens, in substantially all of the Company's tangible and intangible assets, including the capital stock of certain of its subsidiaries and are guaranteed by its domestic subsidiaries.

        In addition, at the time of the Thiokol acquisition, the Company obtained bridge financing in the amount of $125,000. The bridge financing was repaid in full with proceeds from the issuance and sale of the 8.50% senior subordinated notes. A portion of the proceeds from the new senior credit facilities were used to repay $277,000 of the previously-existing debt and the remainder was used to finance the purchase price for the Thiokol acquisition and related fees and expenses.

        On May 14, 2001, the Company issued $400,000 aggregate principal amount of 8.50% senior subordinated notes that mature on May 15, 2011. The outstanding notes are general unsecured obligations. The outstanding notes rank equal in right of payment with all of the future senior subordinated indebtedness, and are subordinated in right of payment to all of the existing and future senior indebtedness, including the senior credit facilities. The outstanding notes are guaranteed on an unsecured basis by substantially all of the Company's domestic subsidiaries. These guarantees are full and unconditional and joint and several and are senior subordinated obligations of the applicable subsidiary guarantors. The parent company has no independent assets or operations, and any subsidiaries of the parent company other than the subsidiary guarantors are minor. Interest on the outstanding notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. The Company used the net proceeds from the sale of the outstanding notes to repay the bridge financing discussed above and approximately $65,000 of revolving credit loans and a portion of the outstanding Tranche A term loans including, in each case, accrued but unpaid interest on the loans repaid.

        In addition to repaying in full the Tranche A term loans during fiscal 2002, the Company paid $27,780 on its Tranche B term loans, of which $22,810 represented prepayments.

        Fees associated with the financing activities were approximately $44,000 and will be amortized to interest expense over the term of the senior credit facilities. As a result of the refinancing activities, debt issuance costs of $12,116, net of $7,426 in taxes, were written-off and recorded as an extraordinary loss on early extinguishment of debt in fiscal 2002.

        Total debt, which includes the current portion of debt and long-term debt, as a percentage of total capitalization, which includes total debt and stockholders' equity, was 61% on March 31, 2002, compared to 58% on March 31, 2001. At March 31, 2002, the carrying amount of the variable-rate debt approximates fair market value, based on current rates for similar instruments with the same maturities.

        The Company's weighted average interest rate on short-term borrowings during fiscal 2002 and 2001 was 6.9% and 8.4%, respectively.

        As of March 31, 2002, the Company had outstanding letters of credit of $75,663, which reduced amounts available on the revolving facility to $178,859. Scheduled minimum loan repayments on outstanding long-term debt are $4,805 in each of fiscal 2003 through 2007, and $848,418 thereafter.

        The Company's senior credit facilities and the indenture governing the senior subordinated notes impose limitations on the Company's ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit the Company's ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that the Company meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio and a minimum interest coverage ratio. The Company's ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of March 31, 2002, the Company is in compliance with the covenants.

        The Company has limited amortization requirements under the senior credit facilities over the next few years. The Company's other debt service requirements consist principally of interest expense on the senior credit facilities and the senior subordinated notes. The Company's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

        As of March 31, 2002, the Company had interest rate swaps to effectively convert variable-rate debt to fixed-rate debt with a total notional amount of $424,210, summarized as follows:

	Notional Amount	Fair Value	Interest Rate	Maturity Date
Amortizing swap	$114,210	$(4,749)	6.59%	November 2004
Amortizing swap	105,000	(1,805)	5.25	December 2005
Amortizing swap	105,000	(1,869)	5.27	December 2005
Non-amortizing swap	100,000	(3,665)	6.06	November 2008

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

        Subsequent to March 31, 2002, the Company restructured its debt; see Note 16 for discussion.

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

        Generally, employees retiring from the Company prior to December 31, 2002 and after attaining age 55 who have had at least five or ten years of service, depending on plan provisions, are entitled to post-retirement health care benefits and life insurance coverage until the retiree reaches age 65 or later. The portion of the premium cost borne by the Company for such benefits is dependent on the employee's years of service, start date, and age as of December 31, 2000. The Company will not provide a subsidy of retiree health care costs for employees commencing employment after March 31, 2000 or for employees who are younger than age 45 or have less than 20 years of service as of December 31, 2001. Further contributions from retirees are also required based on plan deductibles and co-payment provisions.

        The change in benefit obligation and funded status of the Company's employee retirement plans are as follows:

	Pension Benefits Years Ended March 31		Post-retirement Benefits Years Ended March 31
	2002	2001	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$886,074	$832,927	$141,755	$142,957
Benefit obligation of acquired businesses	671,422	23,392	162,638	569
Service cost	28,434	15,767	4,913	589
Interest cost	108,760	63,119	20,713	10,452
Amendments	(879)	1,797		(19,619)
Actuarial loss	66,195	31,490	71,011	24,490
Benefits paid	(164,781)	(82,418)	(28,478)	(17,683)

Benefit obligation at end of year	1,595,225	886,074	372,552	141,755
Change in plan assets
Fair value of plan assets at beginning of year	1,055,907	1,118,572	14,062	12,346
Fair value of plan assets from acquired businesses	752,572	32,567	29,191
Actual return on plan assets	(91,652)	(14,330)	2,311	956
Retiree contributions			8,327	6,686
Employer contributions	2,307	1,072	31,144	18,697
Benefits paid	(162,349)	(81,974)	(36,108)	(24,623)

Fair value of plan assets at end of year	1,556,785	1,055,907	48,927	14,062

Funded status	(38,440)	169,833	(323,625)	(127,693)
Accrued contribution	820	444	3,642	3,513
Unrecognized net actuarial loss (gain)	217,049	(87,326)	116,793	44,546
Unrecognized prior service cost	11,312	13,764	(23,295)	(26,267)
Unrecognized net transition asset	15	(147)

Prepaid (accrued) benefit cost	$190,756	$96,568	$(226,485)	$(105,901)

Prepaid benefit cost	$223,554	$103,352
Accrued benefit liability	(42,112)	(14,919)
Intangible asset	1,395	2,697
Accumulated other comprehensive income	7,919	5,438

Prepaid benefit cost	$190,756	$96,568

        In accordance with SFAS No. 87, Employer's Accounting for Pensions, the Company has recognized the minimum liability for underfunded pension plans equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as an intangible asset to the extent of any unrecognized prior service cost, with the remaining balance recorded as a reduction to equity. The minimum pension liability in excess of the unrecognized prior service cost was $7,919 and $5,438 as of

March 31, 2002 and 2001, respectively. The change in the additional minimum pension liability recognized in the Company's consolidated statement of stockholders' equity was as follows:

	Years Ended March 31
	2002	2001	2000
Change in:
Intangible assets	$(1,302)	$1,673	$(123)
Accrued pension benefit costs	(1,179)	(3,343)	(705)

Total change in additional minimum pension liability	$(2,481)	$(1,670)	$(828)

        The Company's nonpension post-retirement benefit obligations are generally not prefunded.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefits in excess of plan assets were $673,734, $596,281, and $576,120, respectively, as of March 31, 2002, and $17,175, $15,298, and $306, respectively as of March 31, 2001.

        The components of net periodic benefit cost (income) for the Company's employee retirement plans are as follows:

	Pension Benefits Years Ended March 31			Post-retirement Benefits Years Ended March 31
	2002	2001	2000	2002	2001	2000
Service cost	$28,434	$15,767	$16,817	$4,913	$589	$996
Interest cost	108,760	63,119	60,562	20,713	10,452	9,885
Expected return on plan assets	(160,858)	(92,490)	(84,343)	(3,498)	(740)	(633)
Amortization of unrecognized net loss (gain)	400	(18)	319	2,252	733	633
Amortization of unrecognized prior service cost	2,001	1,850	1,668	(2,972)	(720)	(355)
Amortization of unrecognized net transition asset	(161)	(559)	(589)

Net periodic benefit (income) cost before special termination benefits	(21,424)	(12,331)	(5,566)	21,408	10,314	10,526
Special termination benefits cost	8,372

Net periodic benefit (income) cost	$(13,052)	$(12,331)	$(5,566)	$21,408	$10,314	$10,526

        During fiscal 2002, the Company terminated certain employees within its Aerospace operations, resulting in the $8,372 charge to income.

        The weighted-average assumptions used in the accounting for the Company's employee retirement plans are as follows:

	Pension Benefits Years Ended March 31			Post-retirement Benefits Years Ended March 31
	2002	2001	2000	2002	2001	2000
Discount rate	7.25%	7.50%	7.75%	7.25%	7.50%	7.75%
Expected long-term rate of return on plan assets	9.50%	9.50%	9.25%	6.00%	6.00%	6.00%
Rate of compensation increase:
Union	3.00%	3.00%	3.50%
Salaried	4.00%	4.00%	4.50%
Health care trend rate				10.00%	5.00%	5.00%

        For measurement purposes, a weighted average annual rate of increase of 10% in the cost of covered health care benefits was assumed for fiscal 2002 with that rate of increase decreasing 1% a year until an ultimate rate of increase of 5% is attained which is used thereafter.

        Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$957	$(910)
Effect on postretirement benefit obligation	16,605	(15,930)

        The Company also sponsors a number of defined contribution plans. Participation in one of these plans is available to substantially all employees. The two principal defined contribution plans are Company-sponsored 401(k) plans to which employees may contribute up to 20% of their pay, an increase as of January 1, 2002, from 18%. For the majority of participants, the Company contributes amounts equal to 50% of employee contributions up to 6% of the employee's pay. The amount expensed for the Company-match provision of the plans was $12,069, $6,828, and $5,742 in fiscal 2002, 2001, and 2000, respectively.

        Approximately 2,000, or 17%, of the Company's employees are covered by collective bargaining agreements, of whom approximately 1,075 are covered under agreements expected to be renegotiated during fiscal 2003, due to current agreement expirations.

9. Income Taxes

        The total income tax provision was allocated as follows:

	Years Ended March 31
	2002	2001	2000
Income from continuing operations	$53,533	$35,473	$22,778
Minority interest expense	(760)
(Loss) gain on disposal of discontinued operations	(2,856)		133
Extraordinary loss on early extinguishment of debt	(7,426)
Stockholders' equity, for other comprehensive income	(4,891)

Income tax provision	$37,600	$35,473	$22,911

        The Company's income tax provision attributable to income from continuing operations consists of:

	Years Ended March 31
	2002	2001	2000
Current:
Federal	$48,076	$25,347	$1,355
State	4,953	3,291	754
Deferred	504	6,835	20,669

Income tax provision attributable to income from continuing operations	$53,533	$35,473	$22,778

        The items responsible for the differences between the federal statutory rate and the Company's effective rate are as follows:

	Years Ended March 31
	2002	2001	2000
Income taxes computed at statutory federal rate	$49,307	$36,188	$33,885
State income taxes—net of federal impact	4,741	5,389	3,485
Non-deductible goodwill amortization	5,408	1,139	1,341
Other permanent non-deductible costs	777	410	809
Research and development credit	(6,700)	(6,000)
Unrecorded tax benefits		(1,653)	(16,742)

Income tax provision	$53,533	$35,473	$22,778

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carryforwards. Significant items comprising the net deferred tax liability shown on the statement of financial position are:

	March 31
	2002	2001
Deferred sales	$(29,948)	$(19,291)
Accelerated depreciation	(94,482)	(43,530)
Other		(2,476)

Deferred income tax liabilities	(124,430)	(65,297)
Reserves for employee benefits	39,546	21,183
Environmental reserves	14,516	7,055
Contingency reserve	14,549
Other reserves	19,951	5,726
Research tax credits	12,543	15,782
Alternative minimum tax credit carryforward	9,710	3,393
Other	10,823

Deferred income tax assets	121,638	53,139

Net deferred income tax liability	$(2,792)	$(12,158)

Current deferred income tax asset	$62,299	$16,478
Noncurrent deferred income tax liability	(65,091)	(28,636)

Net deferred income tax liability	$(2,792)	$(12,158)

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

        Federal and state research tax credits available to offset future tax payments as of March 31, 2002, total $12,543, and begin to expire in fiscal 2006.

10. Leases

        The Company leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rental expense was $29,437, $16,658, and $15,143, for fiscal 2002, 2001, and 2000, respectively.

        Minimum rental commitments payable under noncancellable lease commitments outstanding at March 31, 2002 are $23,174, $20,751, $18,465, $17,507, and $9,984, respectively, for fiscal 2003 through 2007.

11.  Stockholders' Equity

        The Company has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

        The Company has reserved up to 10,726,529 common shares to be granted under the Company's stock incentive and other stock plans. Stock options are granted periodically, at the fair market value of the Company's common stock on the date of grant, and are generally exercisable from one to three years from the date of grant. Restricted stock issued to non-employee directors and certain key employees totaled 67,733, 95,207, and 43,875 shares, for fiscal 2002, 2001, and 2000, respectively. Restricted shares vest over periods of one to four years from the date of award. As of March 31, 2002, net restricted shares of up to 159,365 shares were reserved for certain key officers which will vest upon achievement of certain financial performance goals through fiscal 2003.

        As permitted by SFAS 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. Accordingly, compensation costs have not been recognized for the awards made to employees in the form of stock options. If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under the plan (consistent with the method provided in SFAS 123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. Earnings per share for all periods have been calculated to reflect two 3-for-2 stock splits (in the form of stock dividends) that became effective September 7, 2001 and November 10, 2000.

	Years Ended March 31
	2002	2001	2000
Net income:
As reported	$69,327	$67,921	$73,902
Pro forma	63,571	63,362	69,813
Basic EPS:
As reported	$3.08	$3.28	$3.30
Pro forma	2.83	3.06	3.12
Diluted EPS:
As reported	2.95	3.20	3.24
Pro forma	2.71	2.99	3.06

        A summary of the Company's stock option activity, which reflects two 3-for-2 stock splits that became effective September 7, 2001, and November 10, 2000, is as follows:

	Years Ended March 31
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,903,260	$31.21	2,067,390	$26.79	1,785,360	$24.17
Granted	405,936	61.82	475,842	35.35	614,700	32.47
Exercised	(739,378)	26.60	(615,965)	19.58	(144,288)	13.88
Canceled	(36,251)	31.24	(24,007)	31.11	(188,382)	30.91

Outstanding at end of year	1,533,567	41.60	1,903,260	31.21	2,067,390	26.79
Options exercisable at year end	849,020	33.35	953,985	27.75	1,007,708	21.38
Weighted average fair value of options granted during the year		$24.39		$15.97		$14.93

        The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The following weighted average assumptions were used for grants:

	Years Ended March 31
	2002	2001	2000
Risk-free rate	4.8%	5.8%	6.2%
Expected volatility	30.5%	29.4%	29.4%
Expected option life	6 years	7 years	7 years

        A summary of stock options outstanding at March 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0 - $14	25,175	1.8 years	$11.4549	25,175	$11.4549
$15 - $24	75,341	4.3 years	20.5749	74,216	20.5310
$25 - $34	340,287	7.3 years	27.6003	242,629	27.7572
$35 - $54	736,914	7.5 years	38.3890	478,250	37.5094
$55 - $64	113,700	9.2 years	60.5835	28,750	63.4915
$65 - $74	239,100	9.8 years	71.6281
$75 - $94	2,550	9.7 years	82.0343
$95 - $115	500	9.9 years	95.8900

Total	1,533,567			849,020

        In December 1998, the Company's Board of Directors authorized the Company to repurchase up to an additional 2.475 million shares of its common stock, which was completed in the third quarter of fiscal 2000. On October 26, 1999, the Company's Board of Directors authorized the Company to make additional share repurchases (over and above the 2.475 million shares previously authorized) of up to 2.25 million shares of its common stock. As of March 31, 2002 repurchases of 2.7 million shares have been made under the 4.7 million-share authorization program, aggregating approximately $73,800. Any authorized repurchases would be subject to market conditions and the Company's compliance with its debt covenants.

12.  Contingencies

        Litigation.    From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company's business. The Company does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its results of operations or financial condition.

        Novation of U.S. Government Contracts.    When U.S. Government contracts are transferred from one contractor to another contractor, such as in connection with the sale of a business, the U.S. Government may require that the parties enter into a novation agreement. A novation agreement generally provides that:

  •
  the transferring contractor guarantees or otherwise assumes liability for the performance of the acquiring contractor's obligations under the contract;

  •
  the acquiring contractor assumes all obligations under the contract; and

  •
  the U.S. Government recognizes the transfer of the contract and related assets.

        The Company has entered into similar novation agreements in connection with the sale of the former Marine Systems Group. In this case, however, as the seller, the Company has guaranteed performance of the buyer's obligations under the contracts transferred to the buyer, and the buyer, rather than the Company, have the performance and indemnification obligations described above.

        In April 2001, the Company entered into a novation agreement covering contracts acquired in the Hercules Aerospace Company acquisition. This novation agreement provides that the Company assumes all obligations under the acquired contracts and that the U.S. Government recognizes the transfer to the Company of the acquired contracts and related assets. The acquired contracts are scheduled to be performed over time, and it is not expected that they will be fully and finally discharged for several years. Hercules has agreed to indemnify the Company against any liability that the Company may incur under the novation agreement by reason of any prior failure by Hercules to perform its obligations under the novated contracts. The Company has agreed to indemnify Hercules against any liability that Hercules may incur under the novation agreement by reason of any failure by the Company to perform its obligations under the novated contracts.

        Supply of Raw Materials.    The Company closely monitors sources of supply in order to assure an adequate supply of raw materials and other supplies needed in manufacturing processes. As a U.S. Government contractor, the Company is frequently limited to procuring materials and components from sources of supply approved by the U.S. Department of Defense. In addition, as business conditions, the Department of Defense budget and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs.

        The supply of ammonium perchlorate, a principal raw material used in the Company's operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion, or other problem impacting all production. The Company also presently relies on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for graphite fiber. Although other sources of graphite fiber exist, the addition of a new supplier would require the Company to qualify the new source for use. Current suppliers of some insulation materials used in rocket motors have announced plans to close manufacturing plants and discontinue product lines. These materials include polymers used in ethylene propylene diene monomer rubber insulation and aerospace grade rayon used in nozzles. The Company has qualified new replacement materials for certain programs. For other programs, the Company has produced sufficient inventory to cover program requirements through 2003 and is in the process of qualifying new replacement materials. The Company expects these new materials to be qualified in time to meet future production needs.

        Prolonged disruptions in the supply of any of the Company's key raw materials, difficulty completing qualification of new sources of supply, or implementing use of replacement materials or new sources of supply could have a material adverse effect on the Company's business, financial condition, or results of operations.

        Environmental Remediation.    The Company is subject to various federal, state, and local environmental laws and regulations. A number of the Company's facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. At March 31, 2002, the accrued liability for environmental remediation of $48,701 represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. It is expected that a portion of the environmental costs will be recovered. As collection of those recoveries is estimated to be probable, the Company has recorded a receivable of $20,479, representing the present value of those recoveries. The receivable primarily represents the expected recovery of costs associated with the facilities acquired from Hercules in March 1995 (Hercules Facilities) and from Alcoa in April 2001 (Thiokol Facilities). Under the respective purchase agreements, the Company generally assumed responsibility for environmental compliance at the acquired facilities. It is expected that a portion of the compliance and remediation costs associated with the acquired facilities will be recoverable under U.S. Government contracts.

        Those environmental remediation costs at Hercules Facilities not recovered through U.S. Government contracts are expected to be recovered from Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline. The Company has recorded an accrual of $15,167 to cover those environmental remediation costs at Thiokol Facilities not recovered through U.S. Government contracts. The Company is responsible for any costs at Thiokol Facilities up to $29,000; the Company and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, subject to the Company having appropriately notified Alcoa of any issues prior to January 30, 2004; and the Company is responsible for any payments in excess of $49,000.

        With respect to the facilities purchased from Blount International, Inc. (Blount), Blount has agreed to indemnify the Company for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. However, Blount's indemnification obligations relating to environmental matters, which extend for five years following closing, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties, and the third party's obligations, which extend through November 4, 2007, are capped at approximately $125,000, less payments previously made.

        The Company cannot ensure that the U.S. Government, Hercules, Alcoa, Blount, or other third parties will reimburse it for any particular environmental costs or reimburse the Company in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. The Company's failure to obtain full or timely reimbursement from the

U.S. Government, Hercules, Alcoa, Blount, or other third parties could have a material adverse effect on business, financial position, or results of operations.

        The Company's accrual for environmental remediation liabilities, and the associated receivable for recovery thereof, have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 4.6%. The following is a summary of the amounts recorded for environmental remediation at March 31, 2002:

	Liability	Receivable
Amounts (payable) receivable	$(63,519)	$24,937
Unamortized discount	14,818	(4,458)

Present value amounts (payable) receivable	$(48,701)	$20,479

        At March 31, 2002, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected reimbursements, are estimated to be $4,548, $1,298, $1,236, $2,945, $3,582, for fiscal 2003 through 2007, respectively; estimated amounts payable thereafter total $24,973. Amounts payable/receivable in periods beyond fiscal 2003 have been classified as non-current on the March 31, 2002 balance sheet. At March 31, 2002, the estimated discounted range of reasonably possible costs of environmental remediation is between $48,701 and $88,229. Management does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results. There were no material insurance recoveries related to environmental remediations during fiscal 2002, 2001, or 2000.

13.  Disposal of Discontinued Operations

        Marine Systems.    During fiscal 2002, the Company recorded a $4,660 loss on disposal of discontinued operations, net of $2,856 in taxes, due to litigation related to the former Marine Systems operations.

        Demilitarization Operations.    In fiscal 2000, the Company received net proceeds on an insurance claim under its political risk insurance policy related to its demilitarization operations in the Ukraine in the amount of $9,450, net of $100 in taxes, which was recorded as a gain on disposal of discontinued operations.

14.  Supplemental Cash Flow Information

        Income taxes paid in fiscal 2002, 2001, and 2000 totaled $16,739, $19,316, and $7,002, respectively. Amounts paid for interest were $66,297, $32,566, and $33,080 for fiscal 2002, 2001, and 2000, respectively. Amounts received for interest in those same periods were $670, $1,038, and $656, respectively. During fiscal 2002, the Company issued 3,048,780 shares of common stock, with a fair value of $247,817, directly to Blount in order to acquire SEG.

        During fiscal 2001, the Company received approximately $5,200 in stock of Chemring Group PLC relating to the sale of the Kilgore Flare business. This stock is classified as other current assets on the balance sheet as of March 31, 2002.

15.  Business Segment Information

        On April 1, 2001, the Company realigned its business operations, combining the Conventional Munitions and Defense Systems groups, resulting in two operating segments: Aerospace and Defense. These operating segments are defined based on the management reporting and reporting used by the Company's chief executive officer. The Aerospace operating segment designs, develops, and manufactures solid rocket propulsion systems for space, strategic, and tactical applications and composite structures for military and commercial aircraft, space launch vehicles, satellites, spacecraft, and weapons systems. The

Defense operating segment designs, develops, and manufactures small-, medium-, and large-caliber ammunition, munitions propellants, commercial gunpowder, anti-tank systems, tactical barrier systems, precision-guided munitions, electronic warfare systems, infantry weapon systems, electro-mechanical and electronic fuzes and proximity sensors, lithium batteries for military and aerospace applications, reloading equipment and other gun care products and accessories.

        On April 1, 2002, subsequent to the end of fiscal 2002, the Company further realigned its business operations. Following the realignment, the Company has three operating segments: Aerospace, Precision Systems, and Ammunition. The April 1, 2002 realignment is not reflected in the information contained in this report.

        Both of the Company's operating segments derive the majority of their revenues from contracts with, and prime contractors to, the U.S. Government. The various U.S. Government customers exercise independent purchasing decisions, and sales to the U.S. Government generally are not regarded as constituting sales to one customer, but instead, each contracting entity is considered to be a separate customer. During fiscal 2002, approximately 75% of the Company's sales were derived from contracts with the U.S. Government or U.S. Government prime contractors. U.S. Government contract sales were $1,353,274, $872,813, and $723,619 in fiscal 2002, 2001, and 2000, respectively.

        Sales to The Boeing Company represented approximately 10%, 15%, and 18% of the Company's total sales in fiscal 2002, 2001, and 2000, respectively. Sales to Lockheed Martin represented approximately 9%, 16%, and 19% of the Company's total sales in fiscal 2002, 2001, and 2000, respectively. While the majority of sales to these contractors is derived from rocket propulsion contracts in the Aerospace segment, the Defense segment also derives a portion of their revenues from sales to these contractors.

        The Company's export sales to customers were $125,100, $93,500, and $110,800 in fiscal 2002, 2001, and 2000, respectively. The increase in total export sales in fiscal 2002 is primarily due to the acquisitions of Thiokol and SEG. The Company's sales to the United Kingdom and Turkey were $11,715 and $7,843, respectively, in fiscal 2002 compared to $35,946 and $21,779, respectively, in fiscal 2001. The decreases were caused by lower production volume on anti-tank munitions and medium-caliber ammunition contracts to these countries in the Defense segment. Also, sales to Israel and Egypt were $29,861 and $23,241, respectively, in fiscal 2002 compared to $10,159 and $1,007, respectively, in fiscal 2001. The increases were caused by higher production volume on anti-tank munitions and tank ammunition contracts to these countries in the Defense segment.

        The following summarizes the Company's results, by operating segment, in fiscal 2002, 2001, and 2000:

	Year Ended March 31, 2002
	Aerospace	Defense	Corporate	Total
Revenue
External customers	$1,030,472	$771,133		$1,801,605
Intercompany	35,119	2,301	$(37,420)	—

Total	1,065,591	773,434	(37,420)	1,801,605
Capital expenditures	19,695	23,189		42,884
Depreciation	42,921	11,007		53,928
Amortization	17,947	2,957	3,841	24,745
Net interest	(101,210)	(15,230)	33,634	(82,806)
Income from continuing operations before income taxes	48,138	66,546	26,192	140,876
Total assets	1,195,518	485,688	530,086	2,211,292

	Year Ended March 31, 2001
	Aerospace	Defense	Corporate	Total
Revenue
External customers	$470,020	$671,929		$1,141,949
Intercompany	35,634	2,110	$(37,744)	—

Total	505,654	674,039	(37,744)	1,141,949
Capital expenditures	11,497	13,258		24,755
Depreciation	27,841	8,692		36,533
Amortization	3,482	3,378	1,587	8,447
Net interest	(34,300)	(15,599)	17,199	(32,700)
Income from continuing operations before income taxes	46,534	44,727	12,133	103,394
Total assets	423,533	252,644	203,327	879,504
	Year Ended March 31, 2000
	Aerospace	Defense	Corporate	Total
Revenue
External customers	$510,858	$566,662		$1,077,520
Intercompany	19,043	643	$(19,686)	—

Total	529,901	567,305	(19,686)	1,077,520
Capital expenditures	27,815	17,758		45,573
Depreciation	28,378	11,011		39,389
Amortization	3,426	3,419	1,588	8,433
Net interest	(30,810)	(16,966)	14,433	(33,343)
Income from continuing operations before income taxes	52,456	18,317	16,457	87,230
Total assets	467,772	230,735	207,477	905,984

        Certain administrative functions are primarily managed by the Company at the corporate headquarters level ("Corporate"). Some examples of such functions are human resources, pension and post-retirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and post-retirement benefits, environmental liabilities, and income taxes. As the Company's results of operations are substantially all earned in the United States for federal tax purposes, substantially all of the Company's deferred tax assets and liabilities reflect temporary basis differences between U.S. tax regulations and generally accepted accounting practices. A capital-employed charge (interest expense) is allocated to each operating segment based on net assets employed, using a 9.0% rate in fiscal 2002 and 2001 and a 8.0% rate in fiscal 2000, which approximates the Company's overall borrowing rate. Refer to the tables above for a breakout of net interest by business segment. Income from continuing operations before income taxes at Corporate are primarily reflective of the charge to the Company's operating segments for capital employed, as discussed above.

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

16.  Subsequent Events

        On May 7, 2002, the Company's Board of Directors approved a 3-for-2 split (in the form of a stock dividend) of the Company's common stock payable on or about June 10 to shareholders of record on May 17. Also on May 7, 2002, the Board of Directors declared a dividend distribution of one right for each share of common stock of the Company outstanding at the close of business on May 28, pursuant to the terms of a Rights Agreement, dated as of May 7, by and between the Company and a rights agent.

        On May 9, 2002, the Company restructured its senior credit facilities, repaying the Tranche B term loans with an outstanding balance of $472,220 and entering into new seven-year term loans, Tranche C, in the amount of $525,000. The additional debt incurred on the Tranche C term loans will be used to finance the purchase of the Boeing Ordnance business and to cover the debt issuance costs relating to the debt restructure. Interest charges on the Tranche C term loans are at LIBOR plus a fixed rate of 2.25%. Borrowings under the restructured Senior Credit Facilities are subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and limitations on certain restricted payments, including dividends and stock repurchases). Fees associated with the refinancing are estimated to be $2,000 and will be amortized to interest expense over the term of the restructured Senior Credit Facilities.

        As a result of this refinancing, approximately $8,000 (net of $5,400 in taxes) of debt issuance costs will be written off as extraordinary loss on early extinguishment of debt in the first quarter of fiscal 2003.

        In May 2002, the Company entered into two nine-year swaps (the New Swaps), with a $100,000 notional value each, against the Company's $400,000 Senior Subordinated Notes. The Company entered into the New Swaps to obtain greater access to the lower borrowing costs normally available on floating-rate debt. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus an adder of 2.32% and 2.325%, respectively, over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

17.  Quarterly Financial Data (Unaudited)

        Quarterly financial data is summarized for fiscal 2002 and 2001 as follows:

	Fiscal 2002 Quarter Ended
	July 1	September 30	December 30	March 31
Sales	$395,216	$427,567	$464,128	$514,694
Gross margin	79,815	87,316	97,295	116,831
Income from continuing operations	17,990	19,318	22,030	26,765
Basic earnings per share from continuing operations	0.85	0.90	0.98	1.07
Diluted earnings per share from continuing operations	0.81	0.86	0.94	1.03
Net income	3,140	18,909	21,647	25,631
Basic earnings per share	0.15	0.88	0.97	1.03
Diluted earnings per share	0.14	0.85	0.92	0.99

	Fiscal 2001 Quarter Ended
	July 2	October 1	December 31	March 31
Sales	$270,084	$271,619	$276,349	$323,897
Gross margin	53,593	55,569	60,737	66,476
Income from continuing operations	14,965	16,083	17,725	19,148
Basic earnings per share from continuing operations	0.73	0.78	0.86	0.91
Diluted earnings per share from continuing operations	0.72	0.77	0.83	0.88
Net income	14,965	16,083	17,725	19,148
Basic earnings per share	0.73	0.78	0.86	0.91
Diluted earnings per share	0.72	0.77	0.83	0.88

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

        The information required by Items 10 through 13 is incorporated by reference from the Company's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K, with the exception of the information required by Item 10 regarding the Company's executive officers, which is set forth following Item 4 in Part I of this Form 10-K. The Company will file its definitive Proxy Statement pursuant to Regulation 14A by July 29, 2002.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

1.    Financial Statements

        The following is a list of all the Consolidated Financial Statements included in Item 8 of Part II:

2.    Financial Statement Schedules

        All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

3.    Exhibits

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

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
3(i).1*	Restated Certificate of Incorporation of the Registrant, effective July 20, 1990, including Certificate of Correction effective September 21, 1990 (Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission, File No. 333-67316 (the "Form S-4")).
3(i).2*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3.2 to the Form S-4).
3(i).3*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (Exhibit 3.3 to the Form S-4).
3(ii).1*	By-Laws, as amended through March 19, 2002 (Exhibit 3(ii) to Form 8-K dated March 21, 2002).

4.1*	Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to Amendment No. 1 to the Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990 (the "Form 10").
4.2*	Rights Agreement, dated as of May 7, 2002, by and between the Registrant and LaSalle Bank National Association, as rights agent (Exhibit 4.1 to the Registrant's Form 8-A filed on May 14, 2002).
4.3.1*	Indenture, dated as of May 14, 2001, between the Registrant and BNY Midwest Trust Company, as trustee (Exhibit 4.1 to the Form S-4).
4.3.2*	First Supplemental Indenture, dated as of December 19, 2001, among the Registrant, its subsidiaries and BNY Midwest Trust Company (Exhibit 4 to Form 10-Q for the quarter ended December 30, 2001).
4.3.3	Second Supplemental Indenture, dated as of April 5, 2002, among the Registrant, its subsidiaries and BNY Midwest Trust Company.
4.4*	Form of Initial Notes (Exhibit 4.1 to the Form S-4).
4.5*	Form of Exchange Notes (Exhibit 4.1 to the Form S-4).
4.6*	Registration Rights Agreement, dated as of May 14, 2001, among the Registrant, specified subsidiary guarantors, J.P. Morgan Securities, Credit Lyonnais (USA) Inc., TD Securities (USA) Inc., BNY Capital Markets, Inc., First Union Securities, Inc. and U.S. Bancorp Libra (Exhibit 4.4 to the Form S-4).
4.7.1*	Amended and Restated Credit Agreement, dated as of April 20, 2001, among the Registrant, the Borrowing Subsidiaries named therein, the Lenders named therein, the Issuing Banks named therein, Credit Lyonnais New York Branch, as Syndicate Agent, Bank of New York, First Union National Bank, the Toronto-Dominion Bank, and US Bank, as Documentation Agents, and The Chase Manhattan Bank, as Administrative Agent (the "Credit Agreement"), including Effectiveness Agreement among the Registrant, the Borrowing Subsidiaries names therein, the Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent (Exhibit 10.32 to the Form S-4).
4.7.2*	Amendment No. 1, dated as of May 11, 2001, to the Credit Agreement (Exhibit 10.33 to the Form S-4).
4.7.3	Amendment and Restatement Agreement, dated as of May 8, 2002, among the Registrant, the Borrowing Subsidiaries named therein, the Lenders named therein, and JPMorgan Chase Bank, as administrative agent, under the Amended and Restated Credit Agreement dated as of April 20, 2001.
4.7.4	Reaffirmation Agreement, dated as of May 8, 2002, among the Registrant, the Borrowing Subsidiaries named therein, and JPMorgan Chase Bank, as administrative agent, under the Credit Agreement.
10.1*	Distribution Agreement, dated as of September 24, 1990, by and between Honeywell Inc. and the Registrant (Exhibit 10.1 to Amendment No. 2 to the Form 10).
10.2*	Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1 to the Form 10).
10.3.1*	Intellectual Property Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.4 to Amendment No. 2 to the Form 10).
10.3.2*	Amendment No. 1 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.1 to Form 10-K for the fiscal year ended March 31, 1992).

10.3.3*	Amendment No. 2 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.2 to Form 10-K for the fiscal year ended March 31, 1992).
10.3.4*	Amendment No. 3 to Intellectual Property Agreement, dated July 30, 1992 (Exhibit 10.4.3 to Form 10-Q for the quarter ended October 3, 1993).
10.4*	Tax Sharing Agreement, dated as of September 28, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2 to the Form 10).
10.5*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form 10).
10.6.1*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 1998).
10.6.2*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to Form 10-K for the fiscal year ended March 31, 1998).
10.6.3*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to Form 10-K for the fiscal year ended March 31, 1998).
10.7.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10 to Form 10-Q for the quarter ended September 27, 1998).
10.7.2#	Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001.
10.7.3#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002.
10.8*#	Hercules Supplementary Employee Retirement Plan (SERP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.38 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 13, 1995, File No. 33-91138).
10.9*#	Management Compensation Plan (Exhibit 10.14 to Amendment No. 1 to the Form 10).
10.10.1#	Management Deferred Compensation Plan effective September 1, 1999.
10.10.2#	Trust Agreement for Management Deferred Compensation Plan effective September 1, 1999.
10.11*#	Flexible Perquisite Account description. (Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 1994).
10.12*#	Restricted Stock Plan for Non-Employee Directors (Exhibit 10.13 to Amendment No. 1 to Form 10).
10.13.1*#	Non-Employee Director Restricted Stock Plan (Appendix B to Proxy Statement dated July 3, 1996).
10.13.2#	First Amendment to the Non-Employee Director Restricted Stock Plan.
10.14*#	Deferred Fee Plan for Non-Employee Directors (as amended and restated November 24, 1992) (Exhibit 10.18 to Form 10-K for the fiscal year ended March 31, 1993).
10.15*#	Non-employee director per diem arrangement (Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 1992).
10.16.1*#	Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan (Exhibit 10.3 to Form 10-Q for quarter ended October 1, 2000).
10.16.2#	Amendment No. 1 to Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan effective August 7, 2001.

10.16.3#	Amendment No. 2 to Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan effective March 19, 2002.
10.17.1*#	Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to Form 10-K for the fiscal year ended March 31, 1998).
10.17.2#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association.
10.18*#	Amended and Restated Employment Agreement between the Registrant and Paul David Miller dated March 30, 2001 (Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 2001).
10.19*#	Honeywell Supplementary Retirement Plan (SRP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 1992).
10.20*#	Honeywell Supplementary Executive Retirement Plan for Compensation in Excess of $200,000 (assumed by the Registrant as to certain of its employees (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1992).
10.21*#	Honeywell Supplementary Executive Retirement Plan for CECP Participants (assumed by the Registrant as to certain of its employees formerly employed by Honeywell) (Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 1992).
10.22*	Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).
10.23*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).
10.24.1*	Asset Purchase Agreement dated as of December 22, 1996 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.1 to Form 8-K dated February 28, 1997).
10.24.2*	Amendment to Asset Purchase Agreement dated February 28, 1997 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.2 to Form 8-K dated February 28, 1997).
10.25.1#	First Amendment and Restatement of 2000 Stock Incentive Plan effective January 23, 2001.
10.25.2#	Amendment 1 to First Amendment and Restatement of 2000 Stock Incentive Plan effective April 24, 2001.
10.25.3#	Amendment 2 to First Amendment and Restatement of 2000 Stock Incentive Plan effective January 21, 2002.
10.26*#	Separation Agreement between the Registrant and Richard N. Jowett (Exhibit 10 to Form 10-Q for the quarter ended September 30, 2001).
10.27#	General Release and Separation Agreement between the Registrant and Scott S. Meyers.
21.1	Subsidiaries of the Registrant as of March 31, 2002.
21.2	Subsidiaries of the Registrant as of April 1, 2002.

23	Consent of Independent Auditors.
24	Powers of Attorney.

Reports on Form 8-K

        During the quarter ended March 31, 2002, the Company filed two current reports on Form 8-K.

        A report was filed on January 31, 2002 which included additional disclosures to the financial statements beyond those included in the Registrant's Form 10-K filed on June 19, 2001 and give effect to the stock split described in Note 1. The additional disclosures were due to events which occurred subsequent to June 19, 2001 and were made in connection with our Form S-3 that was filed on December 4, 2001.

        The second report was filed on March 21, 2002 which reported the amendment of our By-Laws relating to Place of Meeting, List of Stockholders Entitled to Vote, and Inspectors of Election.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.
Date: June 3, 2002	By:	/s/ ERIC S. RANGEN Eric S. Rangen Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ PAUL DAVID MILLER Paul David Miller	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ ERIC S. RANGEN Eric S. Rangen	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Frances D. Cook	Director
* Gilbert F. Decker	Director
* Thomas L. Gossage	Director
* Jonathan G. Guss	Director
* David E. Jeremiah	Director

* Joseph F. Mazzella	Director
* Robert W. RisCassi	Director
* Michael T. Smith	Director
Date: June 3, 2002	By:	/s/ ANN D. DAVIDSON Attorney-in-fact

ALLIANT TECHSYSTEMS INC.
FORM 10-K
EXHIBIT INDEX

        The following exhibits are filed electronically with this report unless the exhibit number is followed by an asterisk (*), in which case the exhibit is incorporated by reference from the document listed. The applicable Securities and Exchange Commission File Number is 1-10582 unless otherwise indicated.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
3(i).1*	Restated Certificate of Incorporation of the Registrant, effective July 20, 1990, including Certificate of Correction effective September 21, 1990 (Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission, File No. 333-67316 (the "Form S-4")).
3(i).2*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3.2 to the Form S-4).
3(i).3*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (Exhibit 3.3 to the Form S-4).
3(ii).1*	By-Laws, as amended through March 19, 2002 (Exhibit 3(ii) to Form 8-K dated March 21, 2002).
4.1*	Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to Amendment No. 1 to the Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990 (the "Form 10").
4.2*	Rights Agreement, dated as of May 7, 2002, by and between the Registrant and LaSalle Bank National Association, as rights agent (Exhibit 4.1 to the Registrant's Form 8-A filed on May 14, 2002).
4.3.1*	Indenture, dated as of May 14, 2001, between the Registrant and BNY Midwest Trust Company, as trustee (Exhibit 4.1 to the Form S-4).
4.3.2*	First Supplemental Indenture, dated as of December 19, 2001, among the Registrant, its subsidiaries and BNY Midwest Trust Company (Exhibit 4 to Form 10-Q for the quarter ended December 30, 2001).
4.3.3	Second Supplemental Indenture, dated as of April 5, 2002, among the Registrant, its subsidiaries and BNY Midwest Trust Company.
4.4*	Form of Initial Notes (Exhibit 4.1 to the Form S-4).
4.5*	Form of Exchange Notes (Exhibit 4.1 to the Form S-4).
4.6*	Registration Rights Agreement, dated as of May 14, 2001, among the Registrant, specified subsidiary guarantors, J.P. Morgan Securities, Credit Lyonnais (USA) Inc., TD Securities (USA) Inc., BNY Capital Markets, Inc., First Union Securities, Inc. and U.S. Bancorp Libra (Exhibit 4.4 to the Form S-4).
4.7.1*	Amended and Restated Credit Agreement, dated as of April 20, 2001, among the Registrant, the Borrowing Subsidiaries named therein, the Lenders named therein, the Issuing Banks named therein, Credit Lyonnais New York Branch, as Syndicate Agent, Bank of New York, First Union National Bank, the Toronto-Dominion Bank, and US Bank, as Documentation Agents, and The Chase Manhattan Bank, as Administrative Agent (the "Credit Agreement"), including Effectiveness Agreement among the Registrant, the Borrowing Subsidiaries names therein, the Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent (Exhibit 10.32 to the Form S-4).
4.7.2*	Amendment No. 1, dated as of May 11, 2001, to the Credit Agreement (Exhibit 10.33 to the Form S-4).

4.7.3	Amendment and Restatement Agreement, dated as of May 8, 2002, among the Registrant, the Borrowing Subsidiaries named therein, the Lenders named therein, and JPMorgan Chase Bank, as administrative agent, under the Amended and Restated Credit Agreement dated as of April 20, 2001.
4.7.4	Reaffirmation Agreement, dated as of May 8, 2002, among the Registrant, the Borrowing Subsidiaries named therein, and JPMorgan Chase Bank, as administrative agent, under the Credit Agreement.
10.1*	Distribution Agreement, dated as of September 24, 1990, by and between Honeywell Inc. and the Registrant (Exhibit 10.1 to Amendment No. 2 to the Form 10).
10.2*	Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1 to the Form 10).
10.3.1*	Intellectual Property Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.4 to Amendment No. 2 to the Form 10).
10.3.2*	Amendment No. 1 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.1 to Form 10-K for the fiscal year ended March 31, 1992).
10.3.3*	Amendment No. 2 to Intellectual Property Agreement, dated as of September 24, 1990 (Exhibit 10.4.2 to Form 10-K for the fiscal year ended March 31, 1992).
10.3.4*	Amendment No. 3 to Intellectual Property Agreement, dated July 30, 1992 (Exhibit 10.4.3 to Form 10-Q for the quarter ended October 3, 1993).
10.4*	Tax Sharing Agreement, dated as of September 28, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2 to the Form 10).
10.5*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form 10).
10.6.1*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 1998).
10.6.2*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to Form 10-K for the fiscal year ended March 31, 1998).
10.6.3*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to Form 10-K for the fiscal year ended March 31, 1998).
10.7.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10 to Form 10-Q for the quarter ended September 27, 1998).
10.7.2#	Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001.
10.7.3#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002.
10.8*#	Hercules Supplementary Employee Retirement Plan (SERP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.38 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 13, 1995, File No. 33-91138).
10.9*#	Management Compensation Plan (Exhibit 10.14 to Amendment No. 1 to the Form 10).
10.10.1#	Management Deferred Compensation Plan effective September 1, 1999.
10.10.2#	Trust Agreement for Management Deferred Compensation Plan effective September 1, 1999.
10.11*#	Flexible Perquisite Account description. (Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 1994).
10.12*#	Restricted Stock Plan for Non-Employee Directors (Exhibit 10.13 to Amendment No. 1 to Form 10).

10.13.1*#	Non-Employee Director Restricted Stock Plan (Appendix B to Proxy Statement dated July 3, 1996).
10.13.2#	First Amendment to the Non-Employee Director Restricted Stock Plan.
10.14*#	Deferred Fee Plan for Non-Employee Directors (as amended and restated November 24, 1992) (Exhibit 10.18 to Form 10-K for the fiscal year ended March 31, 1993).
10.15*#	Non-employee director per diem arrangement (Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 1992).
10.16.1*#	Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan (Exhibit 10.3 to Form 10-Q for quarter ended October 1, 2000).
10.16.2#	Amendment No. 1 to Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan effective August 7, 2001.
10.16.3#	Amendment No. 2 to Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan effective March 19, 2002.
10.17.1*#	Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to Form 10-K for the fiscal year ended March 31, 1998).
10.17.2#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association.
10.18*#	Amended and Restated Employment Agreement between the Registrant and Paul David Miller dated March 30, 2001 (Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 2001).
10.19*#	Honeywell Supplementary Retirement Plan (SRP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 1992).
10.20*#	Honeywell Supplementary Executive Retirement Plan for Compensation in Excess of $200,000 (assumed by the Registrant as to certain of its employees (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1992).
10.21*#	Honeywell Supplementary Executive Retirement Plan for CECP Participants (assumed by the Registrant as to certain of its employees formerly employed by Honeywell) (Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 1992).
10.22*	Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).
10.23*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).
10.24.1*	Asset Purchase Agreement dated as of December 22, 1996 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.1 to Form 8-K dated February 28, 1997).
10.24.2*	Amendment to Asset Purchase Agreement dated February 28, 1997 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.2 to Form 8-K dated February 28, 1997).
10.25.1#	First Amendment and Restatement of 2000 Stock Incentive Plan effective January 23, 2001.
10.25.2#	Amendment 1 to First Amendment and Restatement of 2000 Stock Incentive Plan effective April 24, 2001.
10.25.3#	Amendment 2 to First Amendment and Restatement of 2000 Stock Incentive Plan effective January 21, 2002.

10.26*#	Separation Agreement between the Registrant and Richard N. Jowett (Exhibit 10 to Form 10-Q for the quarter ended September 30, 2001).
10.27#	General Release and Separation Agreement between the Registrant and Scott S. Meyers.
21.1	Subsidiaries of the Registrant as of March 31, 2002.
21.2	Subsidiaries of the Registrant as of April 1, 2002.
23	Consent of Independent Auditors.
24	Powers of Attorney.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
Aerospace
Defense
  ITEM 2. PROPERTIES
Facilities and Offices
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
ALLIANT TECHSYSTEMS INC. FORM 10-K EXHIBIT INDEX