Form 10-Q
period 2002-06-30
ALLIANT TECHSYSTEMS INC
filed 2002-08-13
CIK 866121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10582

Alliant Techsystems Inc.

(Exact name of Registrant as specified in its charter)

Delaware	41-1672694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 Lincoln Drive
Edina, Minnesota	55436-1097
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 351-3000

Former Address:
Not applicable
(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

As of July 31, 2002, 38,112,380 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS

(In thousands except per share data)	QUARTERS ENDED
	June 30, 2002	July 1, 2001
Sales	$519,890	$395,216
Cost of sales	407,633	315,401
Gross profit	112,257	79,815
Operating expenses:
Research and development	4,975	4,016
Selling	15,238	8,922
General and administrative	25,452	18,091
Total operating expenses	45,665	31,029
Income from continuing operations before interest and income taxes	66,592	48,786

Interest expense	(18,309)	(19,674)
Interest income	260	316
Income from continuing operations before income taxes	48,543	29,428

Income tax provision	19,417	11,183
Minority interest expense, net of income taxes		255
Income from continuing operations	29,126	17,990

Loss on disposal of discontinued operations, net of income taxes		(4,650)
Income before extraordinary loss and cumulative effect of change in accounting principle	29,126	13,340

Extraordinary loss on early extinguishment of debt, net of income taxes	(8,050)	(10,200)
Cumulative effect of change in accounting principle, net of income taxes	3,767
Net income	$24,843	$3,140

Basic earnings (loss) per common share:
Income from continuing operations	$0.76	$0.57
Discontinued operations		(0.15)
Extraordinary loss	(0.21)	(0.32)
Cumulative effect of change in accounting principle	0.10
Net income	0.65	$0.10
Diluted earnings (loss) per common share:
Income from continuing operations	$0.74	$0.54
Discontinued operations		(0.14)
Extraordinary loss	(0.20)	(0.31)
Cumulative effect of change in accounting principle	0.09
Net income	$0.63	$0.09

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	June 30, 2002	March 31, 2002
Assets
Current assets:
Cash and cash equivalents	$13,170	$8,513
Net receivables	463,833	432,823
Net inventory	148,568	125,308
Deferred income tax asset	61,729	62,299
Other current assets	34,094	42,467
Total current assets	721,394	671,410
Net property, plant, and equipment	462,001	464,830
Goodwill	792,427	748,798
Prepaid and intangible pension assets	270,907	269,504
Deferred charges and other non-current assets	49,146	56,750
Total assets	$2,295,875	$2,211,292
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,285	$4,805
Accounts payable	80,572	84,602
Contract advances and allowances	90,118	61,257
Accrued compensation	73,677	97,670
Accrued income taxes	12,740	4,408
Other accrued liabilities	109,740	119,279
Total current liabilities	372,132	372,021
Long-term debt	918,623	867,638
Deferred income tax liability	61,095	65,091
Post-retirement and post-employment benefits liability	232,235	235,639
Other long-term liabilities	124,558	114,102
Total liabilities	1,708,643	1,654,491
Contingencies (Note 9)
Common stock - $.01 par value
Authorized - 60,000,000 shares
Issued and outstanding 38,108,332 shares at June 30, 2002 and 25,229,812 at March 31, 2002	416	289
Additional paid-in-capital	473,723	478,489
Retained earnings	359,355	334,507
Unearned compensation	(3,989)	(4,864)
Accumulated other comprehensive income	(15,864)	(14,122)
Common stock in treasury, at cost 3,448,765 shares held at June 30, 2002 and 3,625,702 at March 31, 2002	(226,409)	(237,498)
Total stockholders' equity	587,232	556,801
Total liabilities and stockholders' equity	$2,295,875	$2,211,292

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	QUARTERS ENDED
	June 30, 2002	July 1, 2001
Operating activities
Net income	$24,843	$3,140
Adjustments to net income to arrive at cash (used for) provided by operating activities:
Depreciation	15,932	12,025
Amortization of intangible assets and unearned compensation	1,634	4,343
Deferred income tax	199	216
Loss (gain) on disposal of property	359	(65)
Minority interest expense, net of income taxes		255
Loss on disposal of discontinued operations, net of income taxes		4,650
Extraordinary loss on early extinguishment of debt, net of income taxes	8,050	10,200
Cumulative effect of change in accounting principle, net of income taxes	(3,767)
Changes in assets and liabilities:
Net receivables	(26,736)	9,260
Net inventory	(9,268)	(226)
Accounts payable	(3,568)	(21,872)
Contract advances and allowances	4,988	6,183
Accrued compensation	(23,993)	(7,063)
Accrued income taxes	8,331	14,160
Accrued environmental	911	(1,293)
Pension and post-retirement benefits	(7,330)	(2,850)
Other assets and liabilities	7,258	9,890
Cash (used for) provided by operating activities	(2,157)	40,953
Investing activities
Capital expenditures	(7,712)	(7,546)
Acquisition of businesses	(41,278)	(685,000)
Proceeds from sale of a portion of a subsidiary		5,892
Proceeds from sale of property, plant, and equipment	2	244
Cash used for investing activities	(48,988)	(686,410)
Financing activities
Payments made on bank debt	(1,315)	(345,018)
Payments made to extinguish debt	(472,220)	(276,800)
Proceeds from issuance of long-term debt	525,000	1,325,000
Payments made for debt issue costs	(2,013)	(43,062)
Net purchase of treasury shares	(1,280)	(790)
Proceeds from employee stock compensation plans	7,630	4,396
Cash provided by financing activities	55,802	663,726
Increase in cash and cash equivalents	4,657	18,269
Cash and cash equivalents - beginning of period	8,513	27,163
Cash and cash equivalents - end of period	$13,170	$45,432

See Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Quarter Ended June 30, 2002

(Amounts in thousands except share and per share data and unless otherwise indicated)

1.             Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. The Company’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (fiscal 2002). Management of the Company is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2002 and July 1, 2001, and its results of operations for the quarters then ended.

Certain reclassifications have been made to the fiscal 2002 consolidated financial statements, as previously reported, to conform to current classification. These reclassifications did not change net income as previously reported.

Sales, expenses, cash flows, assets, and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.             New Accounting Pronouncements

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment.

As a result of adopting these statements, the Company no longer amortizes goodwill or other intangible assets with indefinite lives. Net amortization expense related to these assets in fiscal 2002 was $15,415, or $0.43 per diluted share. The Company recorded a one-time gain of $3,767, net of $2,512 of income taxes, in the quarter ended June 30, 2002 for the write-off of negative goodwill as a cumulative effect of change in accounting principle. The Company completed the first step of the initial goodwill impairment test required by SFAS 142 and found that no impairment existed as of April 1, 2002. Adoption of the other provisions of SFAS 141 and 142 did not have a material impact on the Company’s financial position or results of operations.

The following table provides a reconciliation of earnings and earnings per share (EPS), adjusted for the effects of SFAS 142 for the quarters ended June 30, 2002 and July 1, 2001, adding back amortization of goodwill and other intangibles that are no longer being amortized:

	Quarter Ended
	June 30, 2002	July 1, 2001
Reported income before extraordinary loss and cumulative effect of change in accounting principle	$29,126	$13,340
Add back amortization		2,570
Adjusted income before extraordinary loss and cumulative effect of change in accounting principle	29,126	15,910
Extraordinary loss on early extinguishment of debt, net of income taxes	(8,050)	(10,200)
Cumulative effect of change in accounting principle, net of income taxes	3,767
Adjusted net income	$24,843	$5,710

Basic earnings per share:
Basic EPS before extraordinary loss and cumulative effect of change in accounting principle	$0.76	$0.42
Add back amortization		0.08
Adjusted basic EPS before extraordinary loss and cumulative effect of change in accounting principle	0.76	0.50
Extraordinary loss	(0.21)	(0.32)
Cumulative effect of change in accounting principle	0.10
Adjusted basic EPS	$0.65	$0.18

Diluted earnings per share:
Diluted EPS before extraordinary loss and cumulative effect of change in accounting principle	$0.74	$0.40
Add back amortization		0.08
Adjusted diluted EPS before extraordinary loss and cumulative effect of change in accounting principle	0.74	0.48
Extraordinary loss	(0.20)	(0.31)
Cumulative effect of change in accounting principle	0.09
Adjusted diluted EPS	$0.63	$0.17

The changes in the carrying amount of goodwill for the quarter ended June 30, 2002 by operating segment were as follows:

	Aerospace	Precision Systems	Ammunition	Total
Balance at April 1, 2002	$554,755	$37,030	$157,013	$748,798
Acquisition		46,563		46,563
Adjustments	(1,656)		(1,278)	(2,934)
Balance at June 30, 2002	$553,099	$83,593	$155,735	$792,427

Included in deferred charges and other non-current assets as of June 30, 2002 are other intangible assets of $35,286, consisting of trademarks and patents, which are no longer being amortized as their estimated useful lives are indefinite. The Company has no material intangible assets that are required to be amortized under SFAS 142.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on April 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company is in the process of evaluating the impact SFAS 143 may have on its consolidated financial statements.

Effective April 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS 144 did not have an impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. SFAS 145 will become effective for the Company on April 1, 2003. Upon adoption of SFAS 145, the Company will reclassify losses on extinguishment of debt that were classified as extraordinary items in prior periods.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material impact on the Company’s financial position or results of operations.

3.             Acquisitions

On April 20, 2001, the Company acquired Alcoa Inc.’s Thiokol propulsion business (Thiokol) for $708,343 in cash. Thiokol is included in the Company’s Aerospace segment. On December 7, 2001, the Company acquired the civil ammunition and related products business (the civil ammunition business), formerly known as the Sporting Equipment Group (SEG), of Blount International, Inc. (Blount) for 4,573,170 shares of the Company’s common stock, with a fair value of $247,817, plus $10. The civil ammunition business is included in the Ammunition segment. During the quarter ended June 30, 2002, the Company received $8,722 from Blount as consideration paid to partially compensate the Company for assuming underfunded pension plans, which the Company recorded as a reduction of goodwill.

On May 31, 2002, the Company acquired the ordnance business of The Boeing Company (now known as ATK Gun Systems), a producer of medium-caliber gun systems for ground, sea, and air platforms, for $52,000 in cash. ATK Gun Systems is included in the Precision Systems segment.

The Company used the purchase method of accounting to account for these acquisitions, and, accordingly, the results of Thiokol, the civil ammunition business, and ATK Gun Systems are included in the Company’s consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value. The purchase price allocation for Thiokol was considered complete as of March 31, 2002, while the allocations for the civil ammunition business and ATK Gun Systems are preliminary as of June 30, 2002 and are subject to further adjustment. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill.

Pro forma information on results of operations for the quarter ended July 1, 2001 as if Thiokol and the civil ammunition business had been acquired on April 1, 2001 is as follows:

July 1, 2001
Sales	$475,361
Income before extraordinary loss	12,273
Net income	2,073

Basic EPS:
Income before extraordinary loss	0.34
Net income	0.06

Diluted EPS:
Income before extraordinary loss	0.32
Net income	0.05

The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions actually occurred on the assumed acquisition date.

4.             Earnings Per Share Data

Share and EPS data for all periods have been calculated to reflect two 3-for-2 stock splits (in the form of stock dividends) which became effective on September 7, 2001 and June 10, 2002. Basic EPS is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the quarters ended June 30, 2002 and July 1, 2001, net income as reported for each respective period is divided by (in thousands):

	Quarter Ended
	June 30, 2002	July 1, 2001
Basic EPS shares outstanding	38,063	31,788
Dilutive effect of stock options	1,303	1,414
Diluted EPS shares outstanding	39,366	33,202

There were 200 and 6,750 stock options that were not included in the computation of diluted EPS for the quarters ended June 30, 2002 and July 1, 2001, respectively, due to the option price being greater than the average market price of the common shares.

5.             Comprehensive Income

The components of comprehensive income for the quarters ended June 30, 2002 and July 1, 2001 are as follows:

	Quarter Ended
	June 30, 2002	July 1, 2001
Net income	$24,843	$3,140
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $(658) and $991, respectively	(1,073)	1,616
Change in fair value of available-for-sale securities, net of income taxes of $(410) and $273, respectively	(669)	446
Cumulative effect of adoption of SFAS 133, net of income taxes of $(3,101)		(5,060)
Total comprehensive income	$23,101	$142

6.             Other Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	June 30, 2002	March 31, 2002
Employee benefits and insurance	$50,493	$44,812
Warranty	7,289	7,429
Interest	5,965	14,238
Legal	3,772	3,882
Environmental remediation – current	2,991	4,347
Other	39,230	44,571
Total other accrued liabilities – current	$109,740	$119,279

Environmental remediation – long-term	$47,817	$44,354
Supplemental employee retirement plan	32,174	31,713
Legal	17,300	17,300
Management deferred compensation plan	14,409	9,466
Interest rate swaps	12,696	10,965
Other	162	304
Total other long-term liabilities	$124,558	$114,102

7.             Long-Term Debt

As of June 30, 2002 and March 31, 2002, long-term debt, including the current portion, consisted of the following:

	June 30, 2002	March 31, 2002
Tranche B term loans		$472,220
Tranche C term loans	$523,688
Senior subordinated notes	400,000	400,000
Notes payable	220	223
Total debt outstanding	$923,908	$872,443

On May 9, 2002, the Company restructured its senior credit facilities, repaying the Tranche B term loans and entering into new seven-year term loans, Tranche C, in the amount of $525,000. The additional debt incurred on the Tranche C term loans were used to finance the purchase of ATK Gun Systems and to cover the debt issuance costs relating to the debt restructure. Interest charges on the Tranche C term loans are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.25%. As of June 30, 2002, the interest rate on the Tranche C term loans was 6.7% per annum after taking into account existing related swap agreements. Borrowings under the restructured Senior Credit Facilities are subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and limitations on certain restricted payments, including dividends and stock repurchases). Fees associated with the refinancing were approximately $2,000, which will be amortized to interest expense over the term of the restructured Senior Credit Facilities.

As a result of this refinancing, $8,050 (net of $5,367 in taxes) of debt issuance costs were written off as an extraordinary loss on early extinguishment of debt in the quarter ended June 30, 2002.

The scheduled minimum loan payments on outstanding long-term debt are $3,938 for the remainder of fiscal 2003, $5,250 in each of fiscal 2004 through 2007, and $898,970 thereafter. The Company’s total debt (line of credit borrowings, current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 61% as of both June 30, 2002 and March 31, 2002.

As of June 30, 2002, the Company had no borrowings against its $250,000 bank revolving credit facility. The Company had outstanding letters of credit of $86,959, which reduced amounts available on the revolving facility to $163,041 at June 30, 2002.

Net interest paid during the quarters ended June 30, 2002 and July 1, 2001 totaled $26,102 and $4,779, respectively.

The Company’s senior credit facilities and the indenture governing the senior subordinated notes impose limitations on the Company’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit the Company’s ability to enter into sale–and–leaseback transactions and to make capital expenditures. The senior credit facilities also require that the Company meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. The Company’s ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of June 30, 2002, the Company is in compliance with the covenants.

As of June 30, 2002, the Company had interest rate swaps with a total notional amount of $624,210, summarized as follows:

	Notional Amount	Fair Value	Interest Rate	Maturity Date
Amortizing swap	$114,210	$(4,148)	6.59%	November 2004
Amortizing swap	105,000	(2,809)	5.25%	December 2005
Amortizing swap	105,000	(2,885)	5.27%	December 2005
Non-amortizing swap	100,000	(8,265)	6.06%	November 2008
Non-amortizing swap	100,000	2,434	4.63%	May 2011
Non-amortizing swap	100,000	2,766	4.63%	May 2011
	$624,210	$(12,907)

In May 2002, the Company entered into two nine-year swaps (the New Swaps), with a $100,000 notional value each, against the Company’s $400,000 Senior Subordinated Notes. The Company entered into the New Swaps to obtain greater access to the lower borrowing costs normally available on floating-rate debt. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus 2.3% over the life of the agreement, without an exchange of the notional amount upon which the payments are based. As of June 30, 2002, the interest rate on the Senior Subordinated Notes was 6.6% after taking into account these related swap agreements. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

The fair market value of the Company’s interest rate swaps was $(12,907) at June 30, 2002, a decrease of $819 since March 31, 2002. Of the fair market value of $(12,907), $(12,696) was recorded within other long-term liabilities on the balance sheet and the remaining $(211) was recorded within accrued interest in other current liabilities.

8.             Income Taxes

The Company made tax payments of $8,793 and $265 during the quarters ended June 30, 2002 and July 1, 2001, respectively. The Company received income tax refunds of $771 and $12,500 during the quarters ended June 30, 2002 and July 1, 2001, respectively.

The Company’s provision for income taxes includes both federal and state income taxes. The income tax provision was $19,417 and $11,183 for the quarters ended June 30, 2002 and July 1, 2001, respectively, representing an effective tax rate of 40.0% and 38.0%, respectively. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for fiscal 2003 is reflective of the Company’s best estimate of the fiscal 2003 tax implications associated with its business strategies.

9.             Contingencies

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

Environmental Remediation.  The Company is subject to various federal, state, and local environmental laws and regulations. A number of the Company’s facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. The accrued liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. It is expected that a portion of the environmental costs will be recovered. As collection of those recoveries is estimated to be probable, the Company has recorded a receivable, representing the present value of those recoveries.

The environmental remediation liability and receivable have both been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 4.0%. This discount rate represents a decrease from 4.6% used in the prior year. The impact of this reduction in rate was an increase in the net liability of approximately $1,000. The following is a summary of the amounts recorded for environmental remediation:

	June 30, 2002		March 31, 2002
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(62,798)	$24,935	$(63,519)	$24,937
Unamortized discount	11,990	(3,260)	14,818	(4,458)
Present value amounts (payable) receivable	$(50,808)	$21,675	$(48,701)	$20,479

The receivable primarily represents the expected recovery of costs associated with the facilities acquired from Hercules in March 1995 (Hercules Facilities) and from Alcoa in April 2001 (Thiokol Facilities). Under the respective purchase agreements, the Company generally assumed responsibility for environmental compliance at the acquired facilities. It is expected that a portion of the compliance and remediation costs associated with the acquired facilities will be recoverable under U.S. Government contracts. Those environmental remediation costs at Hercules Facilities not recovered through U.S. Government contracts are expected to be recovered from Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline. The Company has recorded an accrual of $15,857 to cover those environmental remediation costs at Thiokol Facilities not recovered through U.S. Government contracts. The Company is responsible for any costs at Thiokol Facilities up to $29,000; the Company and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, subject to the Company having appropriately notified Alcoa of any issues prior to January 30, 2004; and the Company is responsible for any payments in excess of $49,000.

With respect to the facilities purchased from Blount, Blount has agreed to indemnify the Company for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. However, Blount’s indemnification obligations relating to environmental matters, which extend for five years following closing, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties, and the third party’s obligations, which extend through November 4, 2007, are capped at approximately $125,000, less payments previously made.

The Company cannot ensure that the U.S. Government, Hercules, Alcoa, Blount, or other third parties will reimburse it for any particular environmental costs or reimburse the Company in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency’s operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. The Company’s failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, Blount, or other third parties could have a material adverse effect on business, financial position, or results of operations.

At June 30, 2002, the estimated discounted range of reasonably possible costs of environmental remediation was between $50,000 and $92,000. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

10.          Business Segment Information

On April 1, 2002, the Company realigned its business operations and now has three operating segments:  Aerospace, Precision Systems, and Ammunition. These operating segments are defined based on the reporting used by the Company’s chief executive officer and other management. Also effective April 1, 2002, the Company is reporting segment results based on income from continuing operations before interest and income taxes, rather than income from continuing operations before income taxes, as was previously reported, to be more consistent with the Company’s current internal reporting practices.

The Aerospace operating segment supplies solid propulsion systems for commercial and government space launch vehicles, strategic missiles, and missile defense interceptors; high-performance composite structures for space launch vehicles, military and commercial aircraft, satellites, and spacecraft; and provides operations and technical support services for space launches. The Precision Systems operating segment supplies gun-launched precision-guided munitions, fuzes and proximity sensors, electronic warfare systems, soldier systems, tactical barrier systems, tactical missile rocket motors and warheads, propulsion for missile defense systems, composite structures for aircraft and weapons systems, medium-caliber and tank ammunition, medium-caliber gun systems, and high-performance batteries for military and aerospace applications. The Ammunition operating segment supplies small-caliber military ammunition, ammunition and rocket propellants, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition related products.

The following summarizes the Company's results by operating segment:

	Quarter Ended
	June 30, 2002	July 1, 2001
Sales to external customers:
Aerospace	$250,321	$197,699
Precision Systems	120,922	125,966
Ammunition	148,647	71,551
Total external sales	519,890	395,216
Intercompany sales:
Aerospace	880	276
Precision Systems	236	286
Ammunition	8,519	7,593
Corporate	(9,635)	(8,155)
Total intercompany sales	—	—
Total sales	$519,890	$395,216

Income from continuing operations before interest and income taxes:
Aerospace	$46,662	$30,248
Precision Systems	9,742	10,482
Ammunition	11,193	9,740
Corporate	(1,005)	(1,684)
Income from continuing operations before interest and income taxes	$66,592	$48,786

11.          Rights Agreement

On May 7, 2002, the Board of Directors declared a dividend distribution of one right for each share of common stock of the Company outstanding at the close of business on May 28, pursuant to the terms of a Rights Agreement, dated as of May 7, by and between the Company and a rights agent.

12.          Share Repurchases

The Company’s Board of Directors has authorized the Company to repurchase up to 2.1 million shares of its common stock, of which approximately 1.8 million shares have been purchased through June 30, 2002, the last such purchase occuring in April 2000. Any authorized repurchases would be subject to market conditions and the Company’s compliance with its debt covenants. As of June 30, 2002, the Company’s debt covenants permit the Company to make “restricted payments” (as defined in the Company’s debt covenants) up to $50,000, which among other items, would allow payments for future stock repurchases.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward–Looking Information is Subject to Risk and Uncertainty

Some of the statements made and information contained in this report, excluding historical information, are “forward–looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward–looking statements give the Company’s current expectations or forecasts of future events. Forward–looking statements generally can be identified by the use of forward–looking terminology such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, the Company also may provide oral or written forward–looking statements in other materials released to the public. Any or all forward–looking statements in this report and in any public statements the Company makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward–looking statements can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward–looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

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

•      pension asset returns,

•      legal proceedings, and

•      other economic, political, and technological risks and uncertainties.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact the Company’s business.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (fiscal 2002). The accounting policies used in preparing the Company’s interim fiscal 2003 consolidated financial statements are the same as those described in the Company’s Annual Report, except as described in Note 2 of this report, New Accounting Pronouncements.

In preparing the consolidated financial statements, the Company follows accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, and expenses, and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes its critical accounting policies are those related to:

•      Long-term contracts

•      Environmental remediation and compliance

•      Employee benefit plan assumptions

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s fiscal 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Sales.  In the quarter ended June 30, 2002, the Company’s sales totaled $519.9 million, an increase of $124.7 million, or 31.6% from $395.2 million in the comparable quarter of the prior year.

Aerospace segment sales were $251.2 million, an increase of $53.2 million, or 26.9%, compared to $198.0 million in the comparable quarter of the prior year. This increase was primarily due to an additional $66 million generated by the Thiokol propulsion business (Thiokol) versus the comparable quarter of the prior year; of this increase, approximately $33 million is due to Thiokol being included in the Company for the entire quarter this year, rather than approximately 70 days in the comparable quarter of the prior year. Included in the remaining increase of approximately $33 million are increases in the Minuteman propulsion program, which is ramping up to full-rate production, along with $12 million due to the successful resolution of an issue with the government regarding contract billing rates for work completed in prior years, approximately $9 million of which will be received in cash in the second quarter of fiscal 2003. Also contributing to the increase in Aerospace segment sales was a $6 million increase in the Pegasus solid rocket propulsion system program, along with an increase of $6 million on high-tech space structures for satellite and military applications. Partially offsetting these increases were a decrease in the Titan IV B rocket motor program of $11 million due to the completion of production, and a decrease of $10 million on the GEM solid rocket booster programs for the Boeing Delta family of rockets, consistent with the anticipated production schedule for these motors.

Precision Systems segment sales were $121.2 million, a decrease of $5.1 million, or 4.0%, compared to $126.3 million in the comparable quarter of the prior year. This decrease was driven by a decrease in the tank ammunition program of $6 million and a decrease in medium-caliber ammunition of $6 million. Partially offsetting these decreases was the inclusion of one month of sales of the ordnance business of The Boeing Company (now known as ATK Gun Systems), which was acquired on May 31, 2002 and contributed $3 million in sales to the quarter.

Ammunition segment sales were $157.2 million, an increase of $78.1 million, or 98.7%, compared to $79.1 million in the comparable quarter of the prior year. This increase in primarily due to acquisition of the civil ammunition and related products business (the civil ammunition business), formerly known as the Sporting Equipment Group, which occurred on December 7, 2001; this business added approximately $60 million in sales to the quarter ended June 30, 2002. Also contributing to the increase were additional sales of $18 million of military small-caliber ammunition at the Lake City Army Ammunition Plant due to higher volume.

Gross Profit

Gross profit for the quarter ended June 30, 2002 was $112.3 million, or 21.6% of sales, an increase of $32.5 million compared to $79.8 million, or 20.2% of sales, in the comparable quarter of the prior year. This increase of $32.5 million is primarily due to the acquisition of the civil ammunition business and Thiokol, as discussed above, and an increase on small-caliber ammunition. Gross profit also increased due to the elimination of $2.6 million of goodwill amortization expense, which is no longer required by generally accepted accounting principles. Partially offsetting these increases were decreases on the GEM programs, the composite structure components for Delta IV vehicles, and the Titan IV B program.

Operating Expenses

Operating expenses for the quarter ended June 30, 2002 totaled $45.7 million, or 8.8% of sales, an increase of $14.7 million compared to $31.0 million, or 7.9% of sales, in the comparable quarter of the prior year. The increase in the amount of operating expenses was primarily due to the addition of the civil ammunition business and to the inclusion of Thiokol for the entire quarter. The increase in operating expenses as a percentage of sales is primarily due to the addition of the civil ammunition business, which incurs greater selling expense as a percentage of sales than the rest of the Company’s businesses due to the commercial nature of the business. The civil ammunition business’s operating expenses as a percentage of sales was 14.5% in the quarter ended June 30, 2002. Excluding the civil ammunition business, the Company’s operating expenses as a percentage of sales was 8.1% in the quarter ended June 30, 2002.

Income from Continuing Operations Before Interest and Income Taxes

Income from continuing operations before interest and income taxes for the quarter ended June 30, 2002 was $66.6 million, or 12.8% of sales, an increase of $17.8 million, or 36.5%, compared to $48.8 million, or 12.3% of sales, in the comparable quarter of the prior year.

Income from continuing operations before interest and income taxes for the Aerospace segment was $46.7 million, or 18.6% of sales, an increase of $16.5 million compared to $30.2 million, or 15.3% of sales, in the prior year. This increase was primarily due to an increase in gross profit, which was primarily due to the increases at Thiokol, as discussed above; partially offsetting this increase were decreases on the GEM programs, the composite structure components for Delta IV vehicles, and the Titan IV B program. Also contributing to the increase in income from continuing operations before interest and income taxes was the elimination of goodwill amortization expense, as discussed above.

Income from continuing operations before interest and income taxes for the Precision Systems segment was $9.7 million, or 8.0% of sales, a decrease of $0.8 million compared to $10.5 million, or 8.3% of sales, in the prior year. This decrease was primarily due to a decrease in gross profit on the tank ammunition program in connection with the decrease in sales.

Income from continuing operations before interest and income taxes for the Ammunition segment was $11.2 million, or 7.1% of sales, an increase of $1.5 million compared to $9.7 million, or 12.3% of sales, in the prior year. This increase is primarily due to additional gross profit from the acquired civil ammunition business, along with increased gross profit on military small-caliber ammunition. Partially offsetting these increases were increases in operating expenses due to the addition of the civil ammunition business, as discussed above, along with the effect of lower production of Mk-90 propellant.

Interest Expense

Net interest expense for the quarter ended June 30, 2002 was $18.0 million, a decrease of $1.4 million compared to $19.4 million in the comparable quarter of the prior year. This decrease was due to a lower average borrowing rate due to the restructuring of the Company’s debt, as discussed below, partially offset by a higher average outstanding debt balance.

Income Tax Provision

The income tax provision for the quarter ended June 30, 2002 was $19.4 million, an increase of $8.2 million compared to $11.2 million in the comparable quarter of the prior year. The increase is due to an increase in the income tax rate from 38.0% to 40.0%, along with an increase in income from continuing operations before income taxes.

Extraordinary Loss on Early Extinguishment of Debt

The extraordinary loss on early extinguishment of debt for the quarter ended June 30, 2002 was $8.1 million, net of taxes of $5.4 million, a reduction of $2.1 million from the loss of $10.2 million, net of taxes of $6.3 million, in the prior year. This extraordinary loss is due to the write-off of debt issuance costs related to debt that was extinguished during the quarter.

Cumulative Effect of Change in Accounting Principle

The gain for the cumulative effect of change in accounting principle of $3.8 million, net of taxes of $2.5 million, is due to the write-off of negative goodwill upon the Company’s adoption of SFAS No. 142 on April 1, 2002.

Net Income

Net income for the quarter ended June 30, 2002 was $24.8 million, an increase of $21.7 million compared to $3.1 million in the comparable quarter of the prior year. The increase was due to an increase in gross profit of $32.5 million and a decrease in net interest expense of $1.4 million, partially offset by an increase in operating expenses of $14.7 million and an increase in the income tax provision of $8.2 million. Also contributing to the increase were the lack of a loss on disposal of discontinued operations, which was $4.7 million in the prior year; a decrease of $2.1 million in the extraordinary loss on early extinguishment of debt; and the gain of $3.8 million for the cumulative effect of change in accounting principle.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Flows

Cash used for operating activities totaled $2.2 million for the quarter ended June 30, 2002, a decrease of $43.2 million compared to $41.0 million provided by operating activities in the comparable quarter of the prior year. The decrease was due to an increase of $28.0 million in cash used for working capital (which was driven by increased receivables due to the timing of receipts), an increase in the reduction of accrued compensation of $16.9 million (as Thiokol paid out incentive payments for the first time since being acquired by the Company in April 2001); an increase of $20.2 million in income taxes paid, and an increase of $21.3 million in net interest paid. These increases in cash usage were partially offset by increased income from continuing operations, which increased $11.1 million.

Cash used for investing activities for the quarter ended June 30, 2002 was $49.0 million, compared to $686.4 million used in the comparable period of the prior year. In the prior year, $685.0 million of cash was used to purchase Thiokol, while in the current year, the net cash used to acquire new businesses was $41.3 million ($50.0 million for ATK Gun Systems less $8.7 million received from Blount as consideration paid to partially compensate the Company for assuming underfunded pension plans). The prior year also included proceeds received from the sale of a portion of a subsidiary, which generated $5.9 million.

Cash provided by financing activities for the quarter ended June 30, 2002 was $55.8 million, compared to $663.7 million generated in the comparable quarter of the prior year. The decrease is primarily due to a decrease of $800.0 million in the proceeds from the issuance of long-term debt, partially offset by a decrease of $148.3 million in payments made to repay debt along with a decrease of $41.0 in payments made for debt issue costs. See discussion of the debt refinancing below.

Debt

As of June 30, 2002 and March 31, 2002, long-term debt, including the current portion, consisted of the following (in thousands):

	June 30, 2002	March 31, 2002
Tranche B term loans		$472,220
Tranche C term loans	$523,688
Senior subordinated notes	400,000	400,000
Notes payable	220	223
Total debt outstanding	$923,908	$872,443

On May 9, 2002, the Company restructured its senior credit facilities, repaying the Tranche B term loans and entering into new seven-year term loans, Tranche C, in the amount of $525 million. The additional debt incurred on the Tranche C term loans were used to finance the purchase of ATK Gun Systems and to cover the debt issuance costs relating to the debt restructure. Interest charges on the Tranche C term loans are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.25%. As of June 30, 2002, the interest rate on the Tranche C term loans was 6.7% per annum after taking into account existing related swap agreements. Borrowings under the restructured Senior Credit Facilities are subject to financial leverage covenants, as well as other customary covenants (e.g., restrictions on additional indebtedness and liens, sales of assets, and limitations on certain restricted payments, including dividends and stock repurchases). Fees associated with the refinancing were approximately $2 million, which will be amortized to interest expense over the term of the restructured Senior Credit Facilities.

As a result of this refinancing, $8.1 million (net of $5.4 million in taxes) of debt issuance costs were written off as an extraordinary loss on early extinguishment of debt in the quarter ended June 30, 2002.

The scheduled minimum loan payments on outstanding long-term debt are $3.9 million for the remainder of fiscal 2003, $5.25 million in each of fiscal 2004 through 2007, and $899.0 million thereafter. The Company’s total debt (line of credit borrowings, current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 61% as of both June 30, 2002 and March 31, 2002.

As of June 30, 2002, the Company had no borrowings against its $250 million bank revolving credit facility. The Company had outstanding letters of credit of $87.0 million, which reduced amounts available on the revolving facility to $163.0 million at June 30, 2002.

The Company’s senior credit facilities and the indenture governing the senior subordinated notes impose limitations on the Company’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit the Company’s ability to enter into sale–and–leaseback transactions and to make capital expenditures. The senior credit facilities also require that the Company meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. The Company’s ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of June 30, 2002, the Company is in compliance with the covenants.

As of June 30, 2002, the Company had interest rate swaps with a total notional amount of $624.2 million, summarized as follows (in thousands):

	Notional Amount	Fair Value	Interest Rate	Maturity Date
Amortizing swap	$114,210	$(4,148)	6.59%	November 2004
Amortizing swap	105,000	(2,809)	5.25%	December 2005
Amortizing swap	105,000	(2,885)	5.27%	December 2005
Non-amortizing swap	100,000	(8,265)	6.06%	November 2008
Non-amortizing swap	100,000	2,434	4.63%	May 2011
Non-amortizing swap	100,000	2,766	4.63%	May 2011
	$624,210	$(12,907)

In May 2002, the Company entered into two nine-year swaps (the New Swaps), with a $100 million notional value each, against the Company’s $400 million Senior Subordinated Notes. The Company entered into the New Swaps to obtain greater access to the lower borrowing costs normally available on floating-rate debt. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus 2.3% over the life of the agreement, without an exchange of the notional amount upon which the payments are based.  As of June 30, 2002, the interest rate on the Senior Subordinated Notes was 6.6% after taking into account these related swap agreements.  The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

The fair market value of the Company’s interest rate swaps was $(12.9) million at June 30, 2002, a decrease of $0.8 million since March 31, 2002. Of the fair market value of $(12.9) million, $(12.7) million was recorded within other long-term liabilities on the balance sheet and the remaining $(0.2) million was recorded within accrued interest in other current liabilities.

Based on the financial condition of the Company at June 30, 2002, the Company believes that future operating cash flows, combined with the availability of funding, if needed, under bank revolving credit facilities, will be adequate to fund the Company’s future growth as well as service long-term obligations.

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

Environmental Remediation.  The Company is subject to various federal, state, and local environmental laws and regulations. A number of the Company’s facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. The accrued liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. It is expected that a portion of the environmental costs will be recovered. As collection of those recoveries is estimated to be probable, the Company has recorded a receivable, representing the present value of those recoveries.

The environmental remediation liability and receivable have both been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 4.0%. This discount rate represents a decrease from 4.6% used in the prior year. The impact of this reduction in rate was an increase in the net liability of approximately $1 million. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	June 30, 2002		March 31, 2002
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(62,798)	$24,935	$(63,519)	$24,937
Unamortized discount	11,990	(3,260)	14,818	(4,458)
Present value amounts (payable) receivable	$(50,808)	$21,675	$(48,701)	$20,479

The receivable primarily represents the expected recovery of costs associated with the facilities acquired from Hercules in March 1995 (Hercules Facilities) and from Alcoa in April 2001 (Thiokol Facilities). Under the respective purchase agreements, the Company generally assumed responsibility for environmental compliance at the acquired facilities. It is expected that a portion of the compliance and remediation costs associated with the acquired facilities will be recoverable under U.S. Government contracts. Those environmental remediation costs at Hercules Facilities not recovered through U.S. Government contracts are expected to be recovered from Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline. The Company has recorded an accrual of $15.9 million to cover those environmental remediation costs at Thiokol Facilities not recovered through U.S. Government contracts. The Company is responsible for any costs at Thiokol Facilities up to $29 million; the Company and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, subject to the Company having appropriately notified Alcoa of any issues prior to January 30, 2004; and the Company is responsible for any payments in excess of $49 million.

With respect to the facilities purchased from Blount, Blount has agreed to indemnify the Company for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. However, Blount’s indemnification obligations relating to environmental matters, which extend for five years following closing, are capped at $30 million, less any other indemnification payments made for breaches of representations and warranties, and the third party’s obligations, which extend through November 4, 2007, are capped at approximately $125 million, less payments previously made.

The Company cannot ensure that the U.S. Government, Hercules, Alcoa, Blount, or other third parties will reimburse it for any particular environmental costs or reimburse the Company in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency’s operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. The Company’s failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, Blount, or other third parties could have a material adverse effect on business, financial position, or results of operations.

At June 30, 2002, the estimated discounted range of reasonably possible costs of environmental remediation was between $50 million and $92 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements in Item 1 of this report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the quarter ended June 30, 2002. For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

Exhibit No.	Description

4.1	Third Supplemental Indenture, dated June 6, 2002, among the Registrant, its subsidiaries and BNY Midwest Trust Company.
4.2	Rights Agreement, dated May 7, 2002, by and between the Registrant and LaSalle Bank National Association, as rights agent (Exhibit 4.1 to the Registrant’s Form 8-A filed on May 14, 2002).

(b)           Reports on Form 8-K.

During the quarter ended June 30, 2002, the Company filed two current reports on Form 8-K.

The Company filed a report on Form 8-K dated May 7, 2002 reporting under Item 5 information about the Company’s declaration of a dividend distribution pursuant to the terms of a Rights Agreement, dated May 7, 2002, by and between the Company and LaSalle Bank National Association, as rights agent.

The Company filed a report on Form 8-K dated June 19, 2002 reporting under Item 5 information about the Company’s realignment of its business operations into three operating segments:  Aerospace, Precision Systems, and Ammunition.  The Company also reported under Item 5 that it will, effective April 1, 2002, report segment results based on income from continuing operations before interest and income taxes, rather than income from continuing operations before income taxes, as was previously reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: August 13, 2002	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)

ALLIANT TECHSYSTEMS INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description

4.1	Third Supplemental Indenture, dated as of June 6, 2002, among the Registrant, its subsidiaries and BNY Midwest Trust Company, as trustee.
4.2	Rights Agreement, dated May 7, 2002, by and between the Registrant and LaSalle Bank National Association, as rights agent (Exhibit 4.1 to the Registrant’s Form 8-A filed on May 14, 2002).