Form 10-Q
period 2002-09-29
ALLIANT TECHSYSTEMS INC
filed 2002-11-12
CIK 866121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

Yes ☒   No ☐

As of October 31, 2002, 38,175,508 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS

(In thousands except per share data)	QUARTERS ENDED		SIX MONTHS ENDED
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Sales	$513,145	$427,567	$1,033,035	$822,783
Cost of sales	399,494	340,251	807,127	655,652
Gross profit	113,651	87,316	225,908	167,131
Operating expenses:
Research and development	5,656	5,337	10,631	9,353
Selling	15,717	8,363	30,955	17,285
General and administrative	28,171	19,303	53,623	37,394
Total operating expenses	49,544	33,003	95,209	64,032
Income from continuing operations before interest and income taxes	64,107	54,313	130,699	103,099

Interest expense	(16,707)	(22,707)	(35,016)	(42,381)
Interest income	169	224	429	540
Income from continuing operations before income taxes	47,569	31,830	96,112	61,258

Income tax provision	19,028	12,095	38,445	23,278
Minority interest expense, net of income taxes		417		672
Income from continuing operations	28,541	19,318	57,667	37,308

Loss on disposal of discontinued operations, net of income taxes				(4,650)
Income before extraordinary loss and cumulative effect of change in accounting principle	28,541	19,318	57,667	32,658

Extraordinary loss on early extinguishment of debt, net of income taxes	(67)	(409)	(8,117)	(10,609)
Cumulative effect of change in accounting principle, net of income taxes			3,767
Net income	$28,474	$18,909	$53,317	$22,049

Basic earnings (loss) per common share:
Income from continuing operations	$0.75	$0.60	$1.51	$1.17
Discontinued operations				(0.15)
Extraordinary loss		(0.01)	(0.21)	(0.33)
Cumulative effect of change in accounting principle			0.10
Net income	$0.75	$0.59	$1.40	$0.69
Diluted earnings (loss) per common share:
Income from continuing operations	$0.73	$0.57	$1.46	$1.12
Discontinued operations				(0.14)
Extraordinary loss		(0.01)	(0.21)	(0.32)
Cumulative effect of change in accounting principle			0.10
Net income	$0.73	$0.56	$1.35	$0.66

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	September 29, 2002	March 31, 2002
Assets
Current assets:
Cash and cash equivalents	$70,357	$8,513
Net receivables	399,116	431,482
Net inventory	163,817	125,308
Deferred income tax asset	61,729	62,299
Other current assets	35,873	42,467
Total current assets	730,892	670,069
Net property, plant, and equipment	451,839	464,830
Goodwill	795,863	748,050
Prepaid and intangible pension assets	261,319	234,218
Deferred charges and other non-current assets	85,542	92,784
Total assets	$2,325,455	$2,209,951
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,983	$4,805
Accounts payable	79,088	83,404
Contract advances and allowances	78,421	61,257
Accrued compensation	87,038	99,575
Accrued income taxes	20,119	4,408
Other accrued liabilities	128,470	121,558
Total current liabilities	398,119	375,007
Long-term debt	887,606	867,638
Deferred income tax liability	54,076	65,091
Post-retirement and post-employment benefits liability	231,999	235,639
Other long-term liabilities	145,086	109,775
Total liabilities	1,716,886	1,653,150
Contingencies (Note 9)
Common stock - $.01 par value
Authorized - 90,000,000 shares
Issued and outstanding 38,172,446 shares at September 29, 2002 and 25,229,812 at March 31, 2002	416	289
Additional paid-in-capital	472,154	478,489
Retained earnings	387,827	334,507
Unearned compensation	(3,315)	(4,864)
Accumulated other comprehensive income	(25,572)	(14,122)
Common stock in treasury, at cost 3,384,652 shares held at September 29, 2002 and 3,625,702 at March 31, 2002	(222,941)	(237,498)
Total stockholders’ equity	608,569	556,801
Total liabilities and stockholders’ equity	$2,325,455	$2,209,951

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	SIX MONTHS ENDED
	September 29, 2002	September 30, 2001
Operating activities
Net income	$53,317	$22,049
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	32,116	25,892
Amortization of intangible assets and unearned compensation	3,044	11,538
Deferred income tax	(6,819)	303
Loss (gain) on disposal of property	216	(39)
Minority interest expense, net of income taxes		672
Loss on disposal of discontinued operations, net of income taxes		4,650
Extraordinary loss on early extinguishment of debt, net of income taxes	8,117	10,609
Cumulative effect of change in accounting principle, net of income taxes	(3,767)
Changes in assets and liabilities:
Net receivables	21,375	19,255
Net inventory	(27,412)	(6,689)
Accounts payable	(3,854)	(16,295)
Contract advances and allowances	7,535	195
Accrued compensation	(12,538)	560
Accrued income taxes	15,711	24,356
Accrued environmental	1,458	(1,060)
Pension and post-retirement benefits	(33,459)	(19,125)
Other assets and liabilities	38,964	12,799
Cash provided by operating activities	94,004	89,670
Investing activities
Capital expenditures	(17,734)	(15,809)
Acquisition of businesses	(44,526)	(704,000)
Proceeds from sale of a portion of a subsidiary		5,455
Proceeds from sale of property, plant, and equipment	4,009	262
Cash used for investing activities	(58,251)	(714,092)
Financing activities
Payments made on bank debt	(32,633)	(368,135)
Payments made to extinguish debt	(472,220)	(276,800)
Proceeds from issuance of long-term debt	525,000	1,325,000
Payments made for debt issue costs	(2,053)	(43,768)
Net purchase of treasury shares	(1,427)	(852)
Proceeds from employee stock compensation plans	9,424	10,067
Cash provided by financing activities	26,091	645,512
Increase in cash and cash equivalents	61,844	21,090
Cash and cash equivalents - beginning of period	8,513	27,163
Cash and cash equivalents - end of period	$70,357	$48,253

See Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Quarter Ended September 29, 2002

(Amounts in thousands except share and per share data and unless otherwise indicated)

1.        Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. The Company’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (fiscal 2002). Management of the Company is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position as of September 29, 2002 and September 30, 2001, and its results of operations for the periods then ended.

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

The following table provides a reconciliation of earnings and earnings per share (EPS), adjusted for the effects of SFAS 142 for the quarters and six months ended September 29, 2002 and September 30, 2001, adding back amortization of goodwill and other intangibles that are no longer being amortized:

	Quarters Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Reported income before extraordinary loss and cumulative effect of change in accounting principle	$28,541	$19,318	$57,667	$32,658
Add back amortization		4,180		6,750
Adjusted income before extraordinary loss and cumulative effect of change in accounting principle	28,541	23,498	57,667	39,408
Extraordinary loss on early extinguishment of debt, net of income taxes	(67)	(409)	(8,117)	(10,609)
Cumulative effect of change in accounting principle, net of income taxes			3,767
Adjusted net income	$28,474	$23,089	$53,317	$28,799

Basic earnings per share:
Basic EPS before extraordinary loss and cumulative effect of change in accounting principle	$0.75	$0.60	$1.51	$1.02
Add back amortization		0.13		0.21
Adjusted basic EPS before extraordinary loss and cumulative effect of change in accounting principle	0.75	0.73	1.51	1.23
Extraordinary loss		(0.01)	(0.21)	(0.33)
Cumulative effect of change in accounting principle			0.10
Adjusted basic EPS	$0.75	$0.72	$1.40	$0.90

Diluted earnings per share:
Diluted EPS before extraordinary loss and cumulative effect of change in accounting principle	$0.73	$0.57	$1.46	$0.98
Add back amortization		0.12		0.20
Adjusted diluted EPS before extraordinary loss and cumulative effect of change in accounting principle	0.73	0.69	1.46	1.18
Extraordinary loss		(0.01)	(0.21)	(0.32)
Cumulative effect of change in accounting principle			0.10
Adjusted diluted EPS	$0.73	$0.68	$1.35	$0.86

The changes in the carrying amount of goodwill for the quarter ended September 29, 2002 by operating segment were as follows:

	Aerospace	Ammunition	Precision Systems	Total
Balance at June 30, 2002	$553,099	$154,987	$83,593	$791,679
Adjustments	18	(1,153)	5,319	4,184
Balance at September 29, 2002	$553,117	$153,834	$88,912	$795,863

Included in deferred charges and other non-current assets as of September 29, 2002 are other intangible assets of $35,286, consisting of trademarks and patents, which are no longer being amortized as their estimated useful lives are indefinite. The Company has no material intangible assets that are required to be amortized under SFAS 142.

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

3.        Acquisitions

On April 20, 2001, the Company acquired Alcoa Inc.’s Thiokol propulsion business (Thiokol). Thiokol is included in the Company’s Aerospace segment. On December 7, 2001, the Company acquired the civil ammunition and related products business (the civil ammunition business), formerly known as the Sporting Equipment Group (SEG), of Blount International, Inc. (Blount). The civil ammunition business is included in the Ammunition segment. On May 31, 2002, the Company acquired the ordnance business of The Boeing Company (now known as ATK Gun Systems) for $53,248 in cash. ATK Gun Systems is included in the Precision Systems segment.

The Company used the purchase method of accounting to account for these acquisitions, and, accordingly, the results of Thiokol, the civil ammunition business, and ATK Gun Systems are included in the Company’s consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value. The purchase price allocation for Thiokol was considered complete as of March 31, 2002, while the allocations for the civil ammunition business and ATK Gun Systems are preliminary as of September 29, 2002 and are subject to further adjustment. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill.

Pro forma information on results of operations for the quarter and six months ended September 30, 2001 as if Thiokol and the civil ammunition business had been acquired on April 1, 2001 are as follows:

	Quarter Ended September 30, 2001	Six Months Ended September 30, 2001
Sales	$499,233	$974,594
Income before extraordinary loss	20,414	32,687
Net income	20,005	22,078

Basic EPS:
Income before extraordinary loss	0.56	0.93
Net income	0.55	0.63

Diluted EPS:
Income before extraordinary loss	0.54	0.90
Net income	0.52	0.61

The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions actually occurred on the assumed acquisition date.

4.        Earnings Per Share Data

Share and EPS data for all periods have been calculated to reflect the 3-for-2 stock split (in the form of a stock dividend) which became effective on June 10, 2002. Basic EPS is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the quarters and six months ended September 29, 2002 and September 30, 2001, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Basic EPS shares outstanding	38,130	32,082	38,142	31,976
Dilutive effect of stock options	1,136	1,453	1,220	1,431
Diluted EPS shares outstanding	39,266	33,535	39,362	33,407

There were 41,975 stock options that were not included in the computation of diluted EPS for the quarter and six months ended September 29, 2002 due to the option price being greater than the average market price of the common shares. There were no stock options that were not included in the computation of diluted EPS for the quarter and six months ended September 30, 2001.

5.        Comprehensive Income

The components of comprehensive income for the quarters and six months ended September 29, 2002 and September 30, 2001 were as follows:

	Quarters Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net income	$28,474	$18,909	$53,317	$22,049
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes	(9,080)	(11,739)	(10,153)	(10,123)
Change in fair value of available-for-sale securities, net of income taxes	(628)	51	(1,297)	497
Cumulative effect of adoption of SFAS 133, net of income taxes				(5,060)
Total comprehensive income	$18,766	$7,221	$41,867	$7,363

6.        Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	September 29, 2002	March 31, 2002
Employee benefits and insurance	$47,513	$43,038
Interest	18,125	14,238
Warranty	13,059	13,387
Environmental remediation – current	7,776	4,347
Legal	2,817	3,882
Other	39,180	42,666
Total other accrued liabilities – current	$128,470	$121,558

Environmental remediation – long-term	$44,163	$44,354
Supplemental employee retirement plan	32,656	31,713
Interest rate swaps	27,342	10,965
Management deferred compensation plan	14,011	9,466
Legal	6,000	7,590
Other	20,914	5,687
Total other long-term liabilities	$145,086	$109,775

See discussion regarding the increase in the liability related to interest rate swaps in Note 7.

7.        Long-Term Debt

As of September 29, 2002 and March 31, 2002, long-term debt, including the current portion, consisted of the following:

	September 29, 2002	March 31, 2002
Tranche B term loans		$472,220
Tranche C term loans	$492,375
Senior subordinated notes	400,000	400,000
Notes payable	214	223
Total debt outstanding	$892,589	$872,443

On May 9, 2002, the Company restructured its senior credit facilities, repaying the Tranche B term loans and entering into new seven-year term loans, Tranche C, in the amount of $525,000. The additional debt incurred on the Tranche C term loans were used to finance the purchase of ATK Gun Systems and to cover the debt issuance costs relating to the debt restructure. Interest charges on the Tranche C term loans are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.25%. As of September 29, 2002, the interest rate on the Tranche C term loans was 7.0% per annum after taking into account existing related swap agreements. Through September 29, 2002, the Company had paid $32,625 on its Tranche C term loans, of which $30,000 represented prepayments.

As a result of these financing activities, $8,117 (net of $5,412 in taxes) of debt issuance costs were written off as an extraordinary loss on early extinguishment of debt in the six months ended September 29, 2002.

The scheduled minimum loan payments on outstanding long-term debt are $2,688 for the remainder of fiscal 2003, $4,948 in each of fiscal 2004 through 2007, and $870,109 thereafter. The Company’s total debt (line of credit borrowings, current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 59% and 61% as of September 29, 2002 and March 31, 2002, respectively.

As of September 29, 2002, the Company had no borrowings against its $250,000 bank revolving credit facility and had outstanding letters of credit of $94,932, which reduced amounts available on the revolving facility to $155,068.

Net cash paid for interest during the six months ended September 29, 2002 and September 30, 2001 totaled $29,874 and $19,800, respectively.

The Company’s senior credit facilities and the indenture governing the senior subordinated notes impose limitations on the Company’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit the Company’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that the Company meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. The Company’s ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of September 29, 2002, the Company was in compliance with the covenants.

The Company uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. The Company does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of September 29, 2002, the Company had the following interest rate swaps:

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$104,679	$(7,109)	6.59%	1.86%	November 2004
Amortizing swap	105,000	(2,809)	5.25%	1.86%	December 2005
Amortizing swap	105,000	(6,612)	5.27%	1.86%	December 2005
Non-amortizing swap	100,000	(14,999)	6.06%	1.86%	November 2008
Derivative obligation		(31,529)

			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	590	8.50%	5.24%	May 2011
Non-amortizing swap	100,000	1,040	8.50%	5.45%	May 2011
Derivative asset		1,630
		$(29,899)

In May 2002, the Company entered into two nine-year swaps (the New Swaps), with a $100,000 notional value each, against the Company’s $400,000 Senior Subordinated Notes. The Company entered into the New Swaps to obtain greater access to the lower borrowing costs normally available on floating-rate debt. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. As of September 29, 2002, the interest rate on the Senior Subordinated Notes was 7.0% after taking into account these related swap agreements. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. In the quarter ended September 29, 2002, the Company re-couponed its two $100,000 floating-rate swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to LIBOR plus 3.7% and the receipt of $16,750 cash, which is included in other long-term liabilities and will be amortized to reduce interest expense through May 2011.

The fair market value of the Company’s interest rate swaps was $(29,899) at September 29, 2002, a decrease of $16,992 since June 30, 2002. Of the fair market value of $(29,899), $(27,342) was recorded within other long-term liabilities on the balance sheet, $1,430 was within other long-term assets, and $(3,987) was recorded within accrued interest in other current liabilities.

8.        Income Taxes

The Company made tax payments of $21,648 and $1,657 during the six months ended September 29, 2002 and September 30, 2001, respectively. The Company received income tax refunds of $955 and $12,500 during the six months ended September 29, 2002 and September 30, 2001, respectively.

The Company’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the six months ended September 29, 2002 and September 30, 2001 represent effective tax rates of 40.0% and 38.0%, respectively. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for fiscal 2003 is reflective of the Company’s best estimate of the fiscal 2003 tax implications associated with its business strategies.

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

The environmental remediation liability and receivable have both been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.5%. This discount rate represents a decrease from 4.6% used in fiscal 2002 and 4.0% in the quarter ended June 30, 2002. The impact of the reduction in the rate during the quarter ended September 29, 2002 was an increase in the net liability of approximately $900, which was recognized during the quarter. The following is a summary of the amounts recorded for environmental remediation:

	September 29, 2002		March 31, 2002
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(62,334)	$25,222	$(63,519)	$24,937
Unamortized discount	10,392	(2,964)	14,818	(4,458)
Present value amounts (payable) receivable	$(51,942)	$22,258	$(48,701)	$20,479

The receivable primarily represents the expected recovery of costs associated with the facilities acquired from Hercules in March 1995 (Hercules Facilities) and from Alcoa in April 2001 (Thiokol Facilities). Under the respective purchase agreements, the Company generally assumed responsibility for environmental compliance at the acquired facilities. It is expected that a portion of the compliance and remediation costs associated with the acquired facilities will be recoverable under U.S. Government contracts. Those environmental remediation costs at Hercules Facilities not recovered through U.S. Government contracts are expected to be recovered from Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline. The Company has recorded an accrual of $16,439 to cover those environmental remediation costs at Thiokol Facilities not recovered through U.S. Government contracts. The Company is responsible for any costs at Thiokol Facilities up to $29,000; the Company and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, subject to the Company having appropriately notified Alcoa of any issues prior to January 30, 2004; and the Company is responsible for any payments in excess of $49,000.

With respect to the facilities purchased from Blount, Blount has agreed to indemnify the Company for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extend for five years following closing, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125,000, less payments previously made.

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

At September 29, 2002, the estimated discounted range of reasonably possible costs of environmental remediation was between $51,942 and $94,008. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

10.      Business Segment Information

The Company has three operating segments:  Aerospace, Ammunition, and Precision Systems. These operating segments are defined based on the reporting used by the Company’s chief executive officer and other management.

The Aerospace operating segment supplies solid propulsion systems for commercial and government space launch vehicles, strategic missiles, and missile defense interceptors; high-performance composite structures for space launch vehicles, military and commercial aircraft, satellites, and spacecraft; and provides operations and technical support services for space launches.

The Ammunition operating segment supplies small-caliber military ammunition, ammunition and rocket propellants, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.  The Precision Systems operating segment supplies gun-launched precision-guided munitions, fuzes and proximity sensors, electronic warfare systems, soldier systems, tactical barrier systems, tactical missile rocket motors and warheads, propulsion for missile defense systems, composite structures for aircraft and weapons systems, medium-caliber and tank ammunition, medium-caliber gun systems, and high-performance batteries for military and aerospace applications.

The following summarizes the Company’s results by operating segment:

	Quarters Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Sales to external customers:
Aerospace	$211,181	$221,760	$461,502	$419,459
Ammunition	151,189	78,561	299,836	150,112
Precision Systems	150,775	127,246	271,697	253,212
Total external sales	513,145	427,567	1,033,035	822,783
Intercompany sales:
Aerospace	322	235	1,202	511
Ammunition	2,813	6,090	11,332	13,683
Precision Systems	489	369	725	655
Corporate	(3,624)	(6,694)	(13,259)	(14,849)
Total intercompany sales	—	—	—	—
Total sales	$513,145	$427,567	$1,033,035	$822,783

Income from continuing operations before interest and income taxes:

Aerospace	$31,741	$34,775	$78,403	$65,023
Ammunition	17,843	11,927	29,036	21,667
Precision Systems	16,233	9,439	25,975	19,921
Corporate	(1,710)	(1,828)	(2,715)	(3,512)
Income from continuing operations before interest and income taxes	$64,107	$54,313	$130,699	$103,099

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information is Subject to Risk and Uncertainty

Some of the statements made and information contained in this report, excluding historical information, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company’s current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, the Company also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements the Company makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

•      changes in government spending and budgetary policies,

•      government laws and other rules and regulations surrounding various matters such as environmental remediation,

•      contract pricing,

•      changing economic and political conditions in the United States and in other countries,

•      changes in the number or timing of commercial and military space launches,

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

RESULTS OF OPERATIONS

Sales

Quarter.  In the quarter ended September 29, 2002, the Company’s sales totaled $513.1 million, an increase of $85.5 million, or 20.0% compared to $427.6 million in the comparable quarter of the prior year.

Aerospace segment sales for the quarter ended September 29, 2002 were $211.5 million, a decrease of $10.5 million, or 4.7%, compared to $222.0 million in the comparable quarter of the prior year. This decrease was primarily due to a decrease in the Titan IV B rocket motor program of $12 million due to the completion of production; a decrease of $9 million on the Reusable Solid Rocket Motor program due to the timing of propellant purchases; and a decrease of $3 million on the GEM solid rocket booster programs for the Boeing Delta family of rockets, consistent with the anticipated production schedule for these motors. Partially offsetting these decreases was an increase of $11 million in the Minuteman III propulsion program, which ramped up to full-rate production in early fiscal 2003.

Ammunition segment sales for the quarter ended September 29, 2002 were $154.0 million, an increase of $69.3 million, or 81.8%, compared to $84.7 million in the comparable quarter of the prior year. This increase was primarily due to the inclusion of the civil ammunition business, which added approximately $79 million in sales to the quarter. Partially offsetting these increases was a decrease of approximately $4 million on the MK90 propellant program, as expected.

Precision Systems segment sales for the quarter ended September 29, 2002 were $151.3 million, an increase of $23.7 million, or 18.6%, compared to $127.6 million in the comparable quarter of the prior year. This increase was driven by the inclusion of ATK Gun Systems, which contributed $15 million in sales, along with an increase of $4 million on the 120mm tank training ammunition program, $2 million on certain guided munitions programs, and $2 million on missile component programs.

Six Months.  In the six months ended September 29, 2002, the Company’s sales totaled $1,033.0 million, an increase of $210.2 million, or 25.5% from $822.8 million in the comparable period of the prior year.

Aerospace segment sales for the six months ended September 29, 2002 were $462.7 million, an increase of $42.7 million, or 10.2%, compared to $420.0 million in the comparable period of the prior year. This increase was primarily due to an additional $71 million generated by the Thiokol propulsion business (Thiokol) versus the comparable period of the prior year, which was due to Thiokol being included in the Company for the entire six-month period this year, rather than approximately 160 days in the comparable period of the prior year; increases in the Minuteman III propulsion program, which ramped up to full-rate production in early fiscal 2003; along with $12 million due to the successful resolution of an issue with the government regarding contract billing rates for work completed in prior years, approximately $9 million of which was received in cash in the quarter ended September 29, 2002. Also contributing to the increase in Aerospace segment sales was a $13 million increase in Orion motors supporting Groundbased Midcourse Defense (GMD), along with an increase of $10 million on high-tech space structures for satellite and military applications. Partially offsetting these increases were a decrease in the Titan IV B rocket motor program of $23 million due to the completion of production, along with a decrease of $13 million on the GEM solid rocket booster programs for the Boeing Delta family of rockets, consistent with the anticipated production schedule for these motors.

Ammunition segment sales for the six months ended September 29, 2002 were $311.2 million, an increase of $147.4 million, or 90.0%, compared to $163.8 million in the comparable period of the prior year. This increase was primarily due to the acquisition of the civil ammunition and related products business (the civil ammunition business), formerly known as the Sporting Equipment Group, which occurred on December 7, 2001; this business added approximately $139 million in sales to the six months ended September 29, 2002. Also contributing to the increase were $18 million of additional sales of military small-caliber ammunition at the Lake City Army Ammunition Plant due to higher volume. Partially offsetting these increases was a decrease of approximately $8 million on the MK90 propellant program, as expected.

Precision Systems segment sales for the six months ended September 29, 2002 were $272.4 million, an increase of $18.5 million, or 7.3%, compared to $253.9 million in the comparable period of the prior year. This increase was driven by the inclusion of the ordnance business of The Boeing Company (now known as ATK Gun Systems), which was acquired on May 31, 2002 and contributed $18 million in sales to the six months ended September 29, 2002. Also contributing to the increase was an additional $7 million of sales on missile component programs. These increases were partially offset by reduced sales of $14 million on medium-caliber ammunition due to timing of deliveries.

Gross Profit

Quarter.  Gross profit for the quarter ended September 29, 2002 was $113.7 million, or 22.1% of sales, an increase of $26.4 million compared to $87.3 million, or 20.4% of sales, in the comparable quarter of the prior year. The main drivers of this increase were the inclusion of the civil ammunition business and ATK Gun Systems. Gross profit also increased due to the elimination of $4.2 million of goodwill amortization expense, which is no longer required by generally accepted accounting principles. Had goodwill not been amortized in the prior year, gross margin for the quarter ended September 30, 2001 would have been 21.4%.

Six Months.  Gross profit for the six months ended September 29, 2002 was $225.9 million, or 21.9% of sales, an increase of $58.8 million compared to $167.1 million, or 20.3% of sales, in the comparable period of the prior year. The main drivers of this increase were the inclusion of the civil ammunition business, ATK Gun Systems, and an additional 20 days of Thiokol’s operations. Gross profit also increased due to the elimination of $6.8 million of goodwill amortization expense, as discussed above. Had goodwill not been amortized in the prior year, gross margin for the six months ended September 30, 2001 would have been 21.1%.

Operating Expenses

Quarter.  Operating expenses for the quarter ended September 29, 2002 totaled $49.5 million, or 9.7% of sales, an increase of $16.5 million compared to $33.0 million, or 7.7% of sales, in the comparable quarter of the prior year. The increase in both the amount and as a percentage of sales was primarily due to the addition of the civil ammunition business. The civil ammunition business incurs greater selling expense as a percentage of sales than the rest of the Company’s businesses due to the commercial nature of the business. Other drivers of the increase in operating expenses as a percentage of sales include the acceleration of the recognition of certain compensation expenses and costs related to successful contract proposals.

Six Months.  Operating expenses for the six months ended September 29, 2002 totaled $95.2 million, or 9.2% of sales, an increase of $31.2 million compared to $64.0 million, or 7.8% of sales, in the comparable period of the prior year. The increase in both the amount and as a percentage of sales was primarily due to the addition of the civil ammunition business. Other drivers of the increase in operating expenses as a percentage of sales include the acceleration of the recognition of certain compensation expenses and costs related to successful contract proposals.

Including the civil ammunition business, the Company expects its operating expenses for fiscal 2003 as a percentage of sales to be approximately 9.2%.

Income from Continuing Operations Before Interest and Income Taxes

Quarter.  Income from continuing operations before interest and income taxes for the quarter ended September 29, 2002 was $64.1 million, or 12.5% of sales, an increase of $9.8 million, or 18.0%, compared to $54.3 million, or 12.7% of sales, in the comparable quarter of the prior year. Had goodwill not been amortized in the prior year, income from continuing operations before interest and income taxes as a percentage of sales for the quarter ended September 30, 2001 would have been 13.7%. The reduction in the rate in the current year was anticipated due to the change in product mix due to the acquisition of the civil ammunition business.

Income from continuing operations before interest and income taxes for the Aerospace segment was $31.7 million, or 15.0% of sales, a decrease of $3.1 million compared to $34.8 million, or 15.7% of sales, in the prior year. This decrease was driven by decreases on the Titan IV B program and the GEM programs, which were partially offset by the elimination of goodwill amortization expense.

Income from continuing operations before interest and income taxes for the Ammunition segment was $17.8 million, or 11.6% of sales, an increase of $5.9 million compared to $11.9 million, or 14.1% of sales, in the prior year. The increase in dollars was primarily due to the inclusion of the civil ammunition business (which, as anticipated due to the change in product mix, also drove the decrease in the amount as a percentage of sales).

Income from continuing operations before interest and income taxes for the Precision Systems segment was $16.2 million, or 10.7% of sales, an increase of $6.8 million compared to $9.4 million, or 7.4% of sales, in the prior year. This increase was mainly due to the inclusion of ATK Gun Systems; improvements on certain missile component programs, such as the Advanced Medium-Range Air-to-Air Missile (AMRAAM), Javelin anti-tank missile, and TOW anti-tank missile; and final closeout of several programs nearing completion.

Six Months.  Income from continuing operations before interest and income taxes for the six months ended September 29, 2002 was $130.7 million, or 12.7% of sales, an increase of $27.6 million, or 26.8%, compared to $103.1 million, or 12.5% of sales, in the comparable period of the prior year. Had goodwill not been amortized in the prior year, income from continuing operations before interest and income taxes as a percentage of sales for the six months ended September 30, 2001 would have been 13.4%. The reduction in the rate in the current year was anticipated due to the change in product mix due to the acquisition of the civil ammunition business.

Income from continuing operations before interest and income taxes for the Aerospace segment was $78.4 million, or 16.9% of sales, an increase of $13.4 million compared to $65.0 million, or 15.5% of sales, in the prior year. This increase was driven by an increase in gross profit, which was primarily due to the increases at Thiokol, as discussed above; partially offsetting this increase were decreases on the Titan IV B program and the GEM programs. Also contributing to the increase in income from continuing operations before interest and income taxes was the elimination of goodwill amortization expense.

Income from continuing operations before interest and income taxes for the Ammunition segment was $29.0 million, or 9.3% of sales, an increase of $7.3 million compared to $21.7 million, or 13.2% of sales, in the prior year. The increase in dollars was driven by the inclusion of the civil ammunition business (which, as anticipated due to the change in product mix, also drove the decrease in the amount as a percentage of sales), along with profit from additional sales of military small-caliber ammunition.

Income from continuing operations before interest and income taxes for the Precision Systems segment was $26.0 million, or 9.5% of sales, an increase of $6.1 million compared to $19.9 million, or 7.8% of sales, in the prior year. This increase was mainly due to the inclusion of ATK Gun Systems; improvements on certain missile component programs, such as the AMRAAM, Javelin anti-tank missile, and TOW anti-tank missile; and final closeout of several programs nearing completion.

Interest Expense

Net interest expense for the quarter ended September 29, 2002 was $16.5 million, an improvement of $6.0 million compared to $22.5 million in the comparable quarter of the prior year. Net interest expense for the six months ended September 29, 2002 was $34.6 million, an improvement of $7.2 million compared to $41.8 million in the comparable period of the prior year. These decreases were due to a lower average borrowing rate due to the restructuring of the Company’s debt, as discussed below, partially offset by a higher average outstanding debt balance.

Income Tax Provision

The income tax provision for the quarter ended September 29, 2002 was $19.0 million, an increase of $6.9 million compared to $12.1 million in the comparable quarter of the prior year. The income tax provision for the six months ended September 29, 2002 was $38.4 million, an increase of $15.1 million compared to $23.3 million in the comparable period of the prior year. These increases were due to an increase in the income tax rate from 38.0% to 40.0%, along with increases in income from continuing operations before income taxes.

Extraordinary Loss on Early Extinguishment of Debt

The extraordinary loss on early extinguishment of debt for the quarter ended September 29, 2002 was $0.1 million, net of taxes, a reduction of $0.3 million from the loss of $0.4 million, net of taxes, in the comparable quarter of the prior year. The extraordinary loss on early extinguishment of debt for the six months ended September 29, 2002 was $8.1 million, net of taxes of $5.4 million, a reduction of $2.5 million from the loss of $10.6 million, net of taxes of $6.5 million, in the comparable period of the prior year. This extraordinary loss was due to the write-off of debt issuance costs related to debt that was extinguished during the period.

Cumulative Effect of Change in Accounting Principle

The gain for the cumulative effect of change in accounting principle of $3.8 million, net of taxes of $2.5 million, was due to the write-off of negative goodwill upon the Company’s adoption of SFAS 142 on April 1, 2002.

Net Income

Quarter.  Net income for the quarter ended September 29, 2002 was $28.5 million, an increase of $9.6 million compared to $18.9 million in the comparable quarter of the prior year. The increase was due to an increase in gross profit of $26.4 million and a decrease in net interest expense of $6.0 million, partially offset by an increase in operating expenses of $16.5 million and an increase in the income tax provision of $6.9 million. Also contributing to the increase was the absence of minority interest expense, which was $0.4 million in the prior year, and a decrease of $0.3 million in the extraordinary loss on early extinguishment of debt.

Six Months.  Net income for the six months ended September 29, 2002 was $53.3 million, an increase of $31.3 million compared to $22.0 million in the comparable period of the prior year. The increase was due to an increase in gross profit of $58.8 million and a decrease in net interest expense of $7.2 million, partially offset by an increase in operating expenses of $31.2 million and an increase in the income tax provision of $15.1 million. Also contributing to the increase were the absence of a loss on disposal of discontinued operations, which was $4.7 million in the prior year; the absence of minority interest expense, which was $0.7 million in the prior year; a decrease of $2.5 million in the extraordinary loss on early extinguishment of debt; and the gain of $3.8 million for the cumulative effect of change in accounting principle.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Flows

Cash provided by operating activities totaled $94.0 million for the six months ended September 29, 2002, an increase of $4.3 million compared to $89.7 million provided by operating activities in the comparable period of the prior year. This increase was driven by an increase in income from continuing operations before income taxes of $34.9 million, along with a decrease of $10.1 million in net interest paid. During the current-year period, the Company received an early payment of approximately $23 million from NASA due to NASA’s anticipation of a conversion of its disbursement system during October, therefore accelerating cash receipts from the Company’s third quarter to its second quarter. Partially offsetting these were an increase of $31.5 million in net income taxes paid, a buildup of inventory levels, and an increase in payouts of accrued compensation (driven by Thiokol paying out incentive payments for the first time since being acquired by the Company in April 2001). Also during the current-year period, the Company received $16.8 million from the re-couponing of two of the Company’s swap contracts, as discussed in the Debt section below. The Company also made an additional $20 million payment to its pension plans during the current-year period.

Cash used for investing activities for the six months ended September 29, 2002 was $58.3 million, compared to $714.1 million used in the comparable period of the prior year. In the prior-year period, $704.0 million of cash was used to acquire new businesses, while in the current-year period, the net cash used to acquire new businesses was $44.5 million ($53.2 million for ATK Gun Systems less $8.7 million received from Blount as consideration paid to partially compensate the Company for assuming underfunded pension plans). The current-year period included $4.0 million from the sale of property, plant, and equipment; while the prior-year period included proceeds received from the sale of a portion of a subsidiary, which generated $5.5 million. Capital expenditures increased $1.9 million, which was driven by expenditures made by the civil ammunition business.

Cash provided by financing activities for the six months ended September 29, 2002 was $26.1 million, compared to $645.5 million generated in the comparable period of the prior year. The decrease is primarily due to a decrease of $800.0 million in the proceeds from the issuance of long-term debt, partially offset by a decrease of $140.1 million in payments made to repay debt along with a decrease of $41.7 million in payments made for debt issue costs. See discussion of the debt refinancing below.

Debt

As of September 29, 2002 and March 31, 2002, long-term debt, including the current portion, consisted of the following (in thousands):

	September 29, 2002	March 31, 2002
Tranche B term loans		$472,220
Tranche C term loans	$492,375
Senior subordinated notes	400,000	400,000
Notes payable	214	223
Total debt outstanding	$892,589	$872,443

On May 9, 2002, the Company restructured its senior credit facilities, repaying the Tranche B term loans and entering into new seven-year term loans, Tranche C, in the amount of $525 million. The additional debt incurred on the Tranche C term loans were used to finance the purchase of ATK Gun Systems and to cover the debt issuance costs relating to the debt restructure. Interest charges on the Tranche C term loans are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.25%. As of September 29, 2002, the interest rate on the Tranche C term loans was 7.0% per annum after taking into account existing related swap agreements. Through September 29, 2002, the Company had paid $32.6 million on its Tranche C term loans, of which $30 million represented prepayments.

As a result of these financing activities, $8.1 million (net of $5.4 million in taxes) of debt issuance costs were written off as an extraordinary loss on early extinguishment of debt in the six months ended September 29, 2002.

The scheduled minimum loan payments on outstanding long-term debt are $2.7 million for the remainder of fiscal 2003, $4.9 million in each of fiscal 2004 through 2007, and $870.1 million thereafter. The Company’s total debt (line of credit borrowings, current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 59% and 61% as of September 29, 2002 and March 31, 2002, respectively.

As of September 29, 2002, the Company had no borrowings against its $250 million bank revolving credit facility and had outstanding letters of credit of $94.9 million, which reduced amounts available on the revolving facility to $155.1 million.

Net cash paid for interest during the six months ended September 29, 2002 and September 30, 2001 totaled $29.9 million and $19.8 million, respectively.

The Company’s senior credit facilities and the indenture governing the senior subordinated notes impose limitations on the Company’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit the Company’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that the Company meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. The Company’s ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of September 29, 2002, the Company was in compliance with the covenants.

The Company uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. The Company does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of September 29, 2002, the Company had the following interest rate swaps (in thousands):

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$104,679	$(7,109)	6.59%	1.86%	November 2004
Amortizing swap	105,000	(2,809)	5.25%	1.86%	December 2005
Amortizing swap	105,000	(6,612)	5.27%	1.86%	December 2005
Non-amortizing swap	100,000	(14,999)	6.06%	1.86%	November 2008
Derivative obligation		(31,529)

			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	590	8.50%	5.24%	May 2011
Non-amortizing swap	100,000	1,040	8.50%	5.45%	May 2011
Derivative asset		1,630
		$(29,899)

In May 2002, the Company entered into two nine-year swaps (the New Swaps), with a $100 million notional value each, against the Company’s $400 million Senior Subordinated Notes. The Company entered into the New Swaps to obtain greater access to the lower borrowing costs normally available on floating-rate debt. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. As of September 29, 2002, the interest rate on the Senior Subordinated Notes was 7.0% after taking into account these related swap agreements. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. In the quarter ended September 29, 2002, the Company re-couponed its two $100 million floating-rate swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to LIBOR plus 3.7% and the receipt of $16.8 million cash, which is included in other long-term liabilities and will be amortized to reduce interest expense through May 2011.

The fair market value of the Company’s interest rate swaps was $(29.9 million) at September 29, 2002, a decrease of $17.0 million since June 30, 2002. Of the fair market value of $(29.9 million), $(27.3 million) was recorded within other long-term liabilities on the balance sheet, $1.4 million was within other long-term assets, and $(4.0 million) was recorded within accrued interest in other current liabilities.

Based on the financial condition of the Company at September 29, 2002, the Company believes that future operating cash flows, combined with the availability of funding, if needed, under bank revolving credit facilities, will be adequate to fund the Company’s future growth as well as service long-term obligations.

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

The environmental remediation liability and receivable have both been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.5%. This discount rate represents a decrease from 4.6% used in fiscal 2002 and 4.0% in the quarter ended June 30, 2002. The impact of the reduction in the rate during the quarter ended September 29, 2002 was an increase in the net liability of approximately $0.9 million, which was recognized during the quarter. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	September 29, 2002		March 31, 2002
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(62,334)	$25,222	$(63,519)	$24,937
Unamortized discount	10,392	(2,964)	14,818	(4,458)
Present value amounts (payable) receivable	$(51,942)	$22,258	$(48,701)	$20,479

The receivable primarily represents the expected recovery of costs associated with the facilities acquired from Hercules in March 1995 (Hercules Facilities) and from Alcoa in April 2001 (Thiokol Facilities). Under the respective purchase agreements, the Company generally assumed responsibility for environmental compliance at the acquired facilities. It is expected that a portion of the compliance and remediation costs associated with the acquired facilities will be recoverable under U.S. Government contracts. Those environmental remediation costs at Hercules Facilities not recovered through U.S. Government contracts are expected to be recovered from Hercules under various indemnification agreements, subject to the Company having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). The Company has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline. The Company has recorded an accrual of $16.4 million to cover those environmental remediation costs at Thiokol Facilities not recovered through U.S. Government contracts. The Company is responsible for any costs at Thiokol Facilities up to $29 million; the Company and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, subject to the Company having appropriately notified Alcoa of any issues prior to January 30, 2004; and the Company is responsible for any payments in excess of $49 million.

With respect to the facilities purchased from Blount, Blount has agreed to indemnify the Company for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extend for five years following closing, are capped at $30 million, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125 million, less payments previously made.

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

At September 29, 2002, the estimated discounted range of reasonably possible costs of environmental remediation was between $51.9 million and $94.0 million. The Company does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect future operating results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the quarter ended September 29, 2002. For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the Evaluation Date) within 90 days prior to the filing date of this report and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  On August 6, 2002, the registrant held its annual meeting of stockholders.

(b)                                 At the above annual meeting, the following persons were elected directors to serve until the next annual meeting of stockholders: Frances D. Cook; Gilbert F. Decker; Jonathan G. Guss; David E. Jeremiah; Paul David Miller; Robert W. RisCassi and Michael T. Smith.

(c)                                  At the above annual meeting, the stockholders voted upon the following proposals: (1) election of directors; (2) approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares; (3) approval of an amendment to the Management Compensation Plan; (4) ratification of the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending March 31, 2003; and (5) a stockholder proposal. The votes cast on each of the above proposals were as follows:

Proposal Number 1:  Election of Directors

	Votes Cast
	For	Withheld
Frances D. Cook	23,118,700	591,489

Gilbert F. Decker	22,885,188	825,001

Jonathan G. Guss	23,114,995	595,234

David E. Jeremiah	22,887,191	822,998

Paul David Miller	23,111,197	598,992

Robert W. RisCassi	22,888,086	822,103

Michael T. Smith	23,124,357	585,832

Broker non-votes: None

Proposal Number 2:  Approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares

For	Votes Cast Against	Abstain
22,595,776	1,055,183	59,231

Proposal Number 3:  Approval of an amendment to the Management Compensation Plan

For	Votes Cast Against	Abstain
22,132,532	1,451,703	125,954

Proposal Number 4:  Ratification of the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending March 31, 2003

For	Votes Cast Against	Abstain
22,741,813	910,700	57,677

Proposal Number 5:  Stockholder proposal

For	Votes Cast Against	Abstain
877,185	17,555,813	826,696

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

None.

(b)           Reports on Form 8-K.

During the quarter ended September 29, 2002, the Company filed one current report on Form 8-K.

The Company filed a report on Form 8-K dated August 13, 2002 announcing that the Company’s Chief Executive Officer and Chief Financial Officer had each certified the Company’s Form 10-Q for the quarter ended June 30, 2002, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: November 12, 2002	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)

CERTIFICATIONS

I, Paul David Miller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alliant Techsystems Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ Paul David Miller
	Name:	Paul David Miller
	Title:	Chief Executive Officer and Chairman of the Board

I, Eric S. Rangen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alliant Techsystems Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Vice President and Chief Financial Officer