Form 10-Q
period 2002-12-29
ALLIANT TECHSYSTEMS INC
filed 2003-02-11
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

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

Yes ☒   No ☐

As of January 31, 2003, 38,460,067 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
(In thousands except per share data)	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Sales	$519,758	$464,128	$1,552,793	$1,286,911
Cost of sales	401,212	366,833	1,208,339	1,022,485
Gross profit	118,546	97,295	344,454	264,426
Operating expenses:
Research and development	6,070	4,962	16,701	14,315
Selling	13,716	10,273	44,671	27,558
General and administrative	27,295	24,205	80,918	61,599
Total operating expenses	47,081	39,440	142,290	103,472
Income from continuing operations before interest and income taxes	71,465	57,855	202,164	160,954

Interest expense	(14,840)	(21,696)	(49,856)	(64,077)
Interest income	628	289	1,057	829
Income from continuing operations before income taxes	57,253	36,448	153,365	97,706

Income tax provision	21,367	13,850	59,812	37,128
Minority interest expense, net of income taxes		568		1,240
Income from continuing operations	35,886	22,030	93,553	59,338

Loss on disposal of discontinued operations, net of income taxes				(4,650)
Income before extraordinary loss and cumulative effect of change in accounting principle	35,886	22,030	93,553	54,688

Extraordinary loss on early extinguishment of debt, net of income taxes	(202)	(383)	(8,319)	(10,992)
Cumulative effect of change in accounting principle, net of income taxes	63		3,830
Net income	$35,747	$21,647	$89,064	$43,696

Basic earnings (loss) per common share:
Income from continuing operations	$0.94	$0.65	$2.45	$1.82
Discontinued operations				(0.14)
Extraordinary loss	(0.01)	(0.01)	(0.22)	(0.34)
Cumulative effect of change in accounting principle			0.10
Net income	$0.93	$0.64	$2.33	$1.34
Diluted earnings (loss) per common share:
Income from continuing operations	$0.91	$0.63	$2.38	$1.75
Discontinued operations				(0.14)
Extraordinary loss		(0.01)	(0.22)	(0.32)
Cumulative effect of change in accounting principle			0.10
Net income	$0.91	$0.62	$2.26	$1.29

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	December 29, 2002	March 31, 2002
Assets
Current assets:
Cash and cash equivalents	$30,760	$8,513
Net receivables	411,267	431,482
Net inventory	170,468	125,308
Deferred income tax asset	61,729	62,299
Other current assets	16,272	42,467
Total current assets	690,496	670,069
Net property, plant, and equipment	448,369	464,830
Goodwill	804,357	748,050
Prepaid and intangible pension assets	268,107	234,218
Deferred charges and other non-current assets	120,527	92,784
Total assets	$2,331,856	$2,209,951
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,983	$4,805
Accounts payable	80,927	83,404
Contract advances and allowances	61,118	61,257
Accrued compensation	91,547	99,575
Accrued income taxes	41,185	4,408
Other accrued liabilities	113,200	121,558
Total current liabilities	392,960	375,007
Long-term debt	857,039	867,638
Deferred income tax liability	50,499	65,091
Post-retirement and post-employment benefits liability	224,254	235,639
Other long-term liabilities	155,476	109,775
Total liabilities	1,680,228	1,653,150
Contingencies (Note 9)
Common stock - $.01 par value
Authorized - 90,000,000 shares
Issued and outstanding 38,416,725 shares at December 29, 2002 and 25,229,812 at March 31, 2002	416	289
Additional paid-in-capital	463,025	478,489
Retained earnings	423,576	334,507
Unearned compensation	(3,304)	(4,864)
Accumulated other comprehensive income	(25,269)	(14,122)
Common stock in treasury, at cost 3,140,373 shares held at December 29, 2002 and 3,625,702 at March 31, 2002	(206,816)	(237,498)
Total stockholders’ equity	651,628	556,801
Total liabilities and stockholders’ equity	$2,331,856	$2,209,951

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	NINE MONTHS ENDED
	December 29, 2002	December 30, 2001
Operating activities
Net income	$89,064	$43,696
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	45,087	39,353
Amortization of intangible assets and unearned compensation	4,395	18,381
Deferred income tax	(10,397)	(291)
Loss on disposal of property	436	512
Minority interest expense, net of income taxes		1,240
Loss on disposal of discontinued operations, net of income taxes		4,650
Extraordinary loss on early extinguishment of debt, net of income taxes	8,319	10,992
Cumulative effect of change in accounting principle, net of income taxes	(3,830)
Changes in assets and liabilities:
Net receivables	1,002	47,584
Net inventory	(33,774)	(972)
Accounts payable	(4,315)	(28,861)
Contract advances and allowances	(139)	15,091
Accrued compensation	(9,442)	(7,391)
Accrued income taxes	36,777	34,196
Accrued environmental	1,314	(2,199)
Pension and post-retirement benefits	(48,262)	(25,727)
Other assets and liabilities	27,978	18,809
Cash provided by operating activities	104,213	169,063
Investing activities
Capital expenditures	(30,370)	(24,221)
Acquisition of businesses	(77,577)	(712,353)
Proceeds from sale of a subsidiary	20,383
Proceeds from sale of a portion of a subsidiary		5,455
Proceeds from sale of property, plant, and equipment	4,036	265
Cash used for investing activities	(83,528)	(730,854)
Financing activities
Payments made on bank debt	(63,306)	(390,618)
Payments made to extinguish debt	(472,220)	(276,800)
Proceeds from issuance of long-term debt	525,000	1,325,000
Payments made for debt issue costs	(2,053)	(43,985)
Payments made for stock issue costs		(8,090)
Net purchase of treasury shares	(1,535)	(1,801)
Proceeds from employee stock compensation plans	15,676	12,751
Cash provided by financing activities	1,562	616,457
Increase in cash and cash equivalents	22,247	54,666
Cash and cash equivalents - beginning of period	8,513	27,163
Cash and cash equivalents - end of period	$30,760	$81,829

See Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Quarter Ended December 29, 2002

(Amounts in thousands except share and per share data and unless otherwise indicated)

1.                                      Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (fiscal 2002). Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of December 29, 2002 and December 30, 2001, and its results of operations and cash flows for the periods then ended.

ATK has made certain reclassifications to the fiscal 2002 consolidated financial statements, as previously reported, to conform to current classification. These reclassifications did not change net income as previously reported.

Sales, expenses, cash flows, assets, and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.                                      New Accounting Pronouncements

Effective April 1, 2002, ATK adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting these statements, ATK no longer amortizes goodwill or other intangible assets with indefinite lives.

The following table provides a reconciliation of earnings and earnings per share (EPS), adjusted for the effects of SFAS 142 for the quarters and nine months ended December 29, 2002 and December 30, 2001, adding back amortization of goodwill and other intangibles that are no longer being amortized:

	Quarters Ended		Nine Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Reported income before extraordinary loss and cumulative effect of change in accounting principle	$35,886	$22,030	$93,553	$54,688
Add back amortization		4,310		11,060
Adjusted income before extraordinary loss and cumulative effect of change in accounting principle	35,886	26,340	93,553	65,748
Extraordinary loss on early extinguishment of debt, net of income taxes	(202)	(383)	(8,319)	(10,992)
Cumulative effect of change in accounting principle, net of income taxes	63		3,830
Adjusted net income	$35,747	$25,957	$89,064	$54,756

Basic earnings per share:
Basic EPS before extraordinary loss and cumulative effect of change in accounting principle	$0.94	$0.65	$2.45	$1.68
Add back amortization		0.13		0.34
Adjusted basic EPS before extraordinary loss and cumulative effect of change in accounting principle	0.94	0.78	2.45	2.02
Extraordinary loss	(0.01)	(0.01)	(0.22)	(0.34)
Cumulative effect of change in accounting principle			0.10
Adjusted basic EPS	$0.93	$0.77	$2.33	$1.68

Diluted earnings per share:
Diluted EPS before extraordinary loss and cumulative effect of change in accounting principle	$0.91	$0.63	$2.38	$1.61
Add back amortization		0.12		0.32
Adjusted diluted EPS before extraordinary loss and cumulative effect of change in accounting principle	0.91	0.75	2.38	1.93
Extraordinary loss		(0.01)	(0.22)	(0.32)
Cumulative effect of change in accounting principle			0.10
Adjusted diluted EPS	$0.91	$0.74	$2.26	$1.61

ATK recorded a gain of $3,830, net of $2,449 of income taxes, in the nine months ended December 29, 2002 for the write-off of negative goodwill as a cumulative effect of change in accounting principle upon adoption of SFAS 142. The $63 cumulative effect of change in accounting principle for the quarter ended December 29, 2002 is due to the impact on this write-off of the change in the estimated tax rate for the year ending March 31, 2003, as discussed in Note 8.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for ATK on April 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. ATK is in the process of evaluating the impact SFAS 143 may have on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. SFAS 145 will become effective for ATK on April 1, 2003. Upon adoption of SFAS 145, ATK will reclassify losses on extinguishment of debt that were classified as extraordinary items in prior periods.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on ATK’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement became effective for ATK on December 30, 2002.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this Interpretation are effective for all guarantees issued or modified after December 31, 2002. ATK has made the additional required disclosures in this quarterly report; see Note 6 regarding ATK’s product warranty liability. ATK has no guarantees of others which require disclosure.

3.                                      Acquisitions and Goodwill

On April 20, 2001, ATK acquired Alcoa Inc.’s Thiokol propulsion business (Thiokol), which is included in ATK’s Aerospace segment. On December 7, 2001, ATK acquired the civil ammunition and related products business (the civil ammunition business), formerly known as the Sporting Equipment Group (SEG), of Blount International, Inc. (Blount), which is included in the Ammunition segment. During the quarter ended December 29, 2002, ATK finalized the purchase price of the civil ammunition business with Blount, resulting in the receipt of $8,949 in cash from Blount. On May 31, 2002, ATK acquired the ordnance business of The Boeing Company (now known as ATK Gun Systems) for $53,248 in cash. ATK Gun Systems is included in the Precision Systems segment. On October 25, 2002, ATK acquired the assets of Science and Applied Technology, Inc. (now known as ATK Missile Systems) for $42,000 in cash. ATK Missile Systems is included in the Precision Systems segment.

ATK used the purchase method of accounting to account for these acquisitions, and, accordingly, the results of Thiokol, the civil ammunition business, ATK Gun Systems, and ATK Missile Systems are included in ATK’s consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value. The purchase price allocation for Thiokol was considered complete as of March 31, 2002, the purchase price allocation for the civil ammunition business was considered complete as of December 29, 2002, and the allocations for ATK Gun Systems and ATK Missile Systems are preliminary as of December 29, 2002 and are subject to further adjustment pending final asset valuation. ATK expects to finalize these purchase price allocations by March 31, 2003. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill.

In January 2003, ATK acquired Composite Optics, Inc. (COI), a supplier of advanced composite products for space and aerospace markets. COI will be included in the Aerospace segment.

Pro forma information on results of operations for the quarters and nine months ended December 29, 2002 and December 30, 2001, as if all of these acquisitions had occurred on April 1, 2001, are as follows:

	Quarters Ended		Nine Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Sales	$534,617	$546,171	$1,623,621	$1,580,537

Income from continuing operations	32,564	22,796	92,100	62,245
Discontinued operations				(4,650)
Extraordinary loss	(202)	(383)	(8,319)	(10,992)
Cumulative effect of change in accounting principle	63		3,830
Net income	32,425	22,413	87,611	46,603

Basic Earnings Per Share:
Income from continuing operations	0.85	0.62	2.41	1.70
Discontinued operations				(0.12)
Extraordinary loss	(0.01)	(0.01)	(0.22)	(0.30)
Cumulative effect of change in accounting principle			0.10
Net income	0.84	0.61	2.29	1.28

Diluted Earnings Per Share:
Income from continuing operations	0.83	0.59	2.34	1.63
Discontinued operations				(0.12)
Extraordinary loss		(0.01)	(0.22)	(0.29)
Cumulative effect of change in accounting principle			0.10
Net income	0.83	0.58	2.22	1.22

The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions actually occurred on the assumed acquisition date.

The changes in the carrying amount of goodwill for the quarter ended December 29, 2002 by operating segment were as follows:

	Aerospace	Ammunition	Precision Systems	Total
Balance at September 29, 2002	$553,117	$153,834	$88,912	$795,863
Acquisition			39,063	39,063
Adjustments		(35,295)	4,726	(30,569)
Balance at December 29, 2002	$553,117	$118,539	$132,701	$804,357

The Ammunition segment adjustment consists mainly of the reclassification of the fair value of the trademarks of the civil ammunition business from goodwill to other non-current assets. The Precision Systems segment adjustment relates to purchase price allocation adjustments for ATK Gun Systems.

Included in deferred charges and other non-current assets as of December 29, 2002 are other intangible assets of $70,550, which consists of trademarks, patented technology, and brand names that are not being amortized as their estimated useful lives are considered indefinite. ATK has no material intangible assets that are required to be amortized under Statement of Financial Accounting Standards (SFAS) No. 142.

During the quarter ended December 29, 2002, ATK wrote off $2,798 of previously-deferred costs related to a potential joint venture that did not materialize. This charge was recorded as general and administrative expense.

4.                                      Earnings Per Share Data

Share and earnings per share (EPS) data for all periods have been calculated to reflect the 3-for-2 stock split (in the form of a stock dividend) which became effective on June 10, 2002. Basic EPS is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the quarters and nine months ended December 29, 2002 and December 30, 2001, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Nine Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Basic EPS shares outstanding	38,299	33,631	38,224	32,527
Dilutive effect of stock options	980	1,475	1,141	1,455
Diluted EPS shares outstanding	39,279	35,106	39,365	33,982

There were 42,575 and 41,825 stock options that were not included in the computation of diluted EPS for the quarter and nine months ended December 29, 2002, respectively, due to the option price being greater than the average market price of the common shares. There were 1,200 stock options that were not included in the computation of diluted EPS for the quarter and nine months ended December 30, 2001 due to the option price being greater than the average market price of the common shares.

5.                                      Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and nine months ended December 29, 2002 and December 30, 2001 were as follows:

	Quarters Ended		Nine Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Net income	$35,747	$21,647	$89,064	$43,696
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes	173	3,426	(9,980)	(6,697)
Change in fair value of available-for-sale securities, net of income taxes	130	38	(1,167)	534
Cumulative effect of adoption of SFAS 133, net of income taxes				(5,060)
Total comprehensive income	$36,050	$25,111	$77,917	$32,473

6.                                      Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	December 29, 2002	March 31, 2002
Employee benefits and insurance	$46,471	$43,038
Warranty	11,587	13,387
Environmental remediation – current	9,059	4,347
Interest	5,611	14,238
Legal	2,800	3,882
Other	37,672	42,666
Total other accrued liabilities – current	$113,200	$121,558

Environmental remediation – long-term	$41,809	$44,354
Supplemental employee retirement plan	33,247	31,713
Interest rate swaps	30,827	10,965
Management deferred compensation plan	14,031	9,466
Legal	5,500	7,590
Other	30,062	5,687
Total other long-term liabilities	$155,476	$109,775

See discussion regarding the increase in the liability related to interest rate swaps in Note 7.

Provisions for warranty costs are recorded when the product is shipped and are based on historical information and current trends. The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter ended December 29, 2002:

Balance at September 29, 2002	$13,059
Payments made	(573)
Warranties issued	160
Changes related to preexisting warranties	(59)
Reclassification	(1,000)
Balance at December 29, 2002	$11,587

7.                                      Long-Term Debt

As of December 29, 2002 and March 31, 2002, long-term debt, including the current portion, consisted of the following:

	December 29, 2002	March 31, 2002
Tranche B term loans		$472,220
Tranche C term loans	$461,818
Senior Subordinated Notes	400,000	400,000
Notes payable	204	223
Total debt outstanding	$862,022	$872,443

In May 2002, ATK restructured its senior credit facilities, repaying the Tranche B term loans and entering into new seven-year term loans, Tranche C, in the amount of $525,000. The additional debt incurred on the Tranche C term loans was used to finance the purchase of ATK Gun Systems and to cover the debt issuance costs relating to the debt restructure. Interest charges on the Tranche C term loans are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.3%. As of December 29, 2002, the interest rate on the Tranche C term loans was 7.0% per annum after taking into account existing related swap agreements. Through December 29, 2002, ATK had paid $63,182 on its Tranche C term loans, of which $59,383 represented prepayments.

As a result of these financing activities, $8,319 (net of $5,319 in taxes) of debt issuance costs were written off as an extraordinary loss on early extinguishment of debt in the nine months ended December 29, 2002.

The scheduled minimum loan payments on outstanding long-term debt are $1,367 for the remainder of fiscal 2003, $4,653 in each of fiscal 2004 through 2007, and $842,043 thereafter. ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 57% as of December 29, 2002 and 61% as of March 31, 2002.

As of December 29, 2002, ATK had no borrowings against its $250,000 bank revolving credit facility and had outstanding letters of credit of $100,546, which reduced amounts available on the revolving facility to $149,454.

Net cash paid for interest during the nine months ended December 29, 2002 and December 30, 2001 totaled $56,446 and $55,346, respectively.

ATK’s senior credit facilities and the indenture governing ATK’s senior subordinated notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that ATK meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of December 29, 2002, ATK was in compliance with the covenants.

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of December 29, 2002, ATK had the following interest rate swaps:

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$95,147	$(6,313)	6.59%	1.80%	November 2004
Amortizing swap	105,000	(6,409)	5.25%	1.80%	December 2005
Amortizing swap	105,000	(6,474)	5.27%	1.80%	December 2005
Non-amortizing swap	100,000	(15,615)	6.06%	1.81%	November 2008
Derivative obligation		(34,811)

			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	885	8.50%	5.00%	May 2011
Non-amortizing swap	100,000	2,408	8.50%	5.21%	May 2011
Derivative asset		3,293
		$(31,518)

In May 2002, ATK entered into two nine-year swaps (the New Swaps), with a $100,000 notional value each, against ATK’s $400,000 Senior Subordinated Notes. ATK entered into the New Swaps to obtain greater access to the lower borrowing costs normally available on floating-rate debt. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. In the quarter ended September 29, 2002, ATK re-couponed its two $100,000 floating-rate swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to LIBOR plus 3.7% and the receipt of $16,750 cash, which is included in other long-term liabilities and will be amortized to reduce interest expense through May 2011. As of December 29, 2002, the interest rate on the Senior Subordinated Notes was 6.5% after taking into account these related swap agreements.

The fair market value of ATK’s interest rate swaps was $(31,518) at December 29, 2002, a decrease of $1,619 since September 29, 2002. Of the fair market value of $(31,518), $(30,827) was recorded within other long-term liabilities on the balance sheet, $2,642 was within other long-term assets, and $(3,333) was recorded within accrued interest in other current liabilities.

8.                                      Income Taxes

ATK made tax payments of $22,080 during the nine months ended December 29, 2002 and $5,045 during the nine months ended December 30, 2001. ATK received income tax refunds of $1,055 during the nine months ended December 29, 2002 and $12,609 during the nine months ended December 30, 2001.

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the nine months ended December 29, 2002 and December 30, 2001 represent effective tax rates of 39.0% and 38.0%, respectively.

Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for fiscal 2003 reflects ATK’s best estimate of the fiscal 2003 tax implications associated with its business strategies. ATK lowered its estimate of its effective tax rate for the year ending March 31, 2003 from 40.0% to 39.0% during the quarter ended December 29, 2002 due to the recognition of tax credits.

9.                                      Contingencies

Litigation.  From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK’s business. ATK does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.

Environmental Remediation.  ATK is subject to various federal, state, and local environmental laws and regulations. A number of ATK’s facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. The accrued liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. ATK expects that a portion of the environmental costs will be recovered, as discussed below. As collection of those recoveries is estimated to be probable, ATK has recorded a receivable representing the present value of those recoveries.

The environmental remediation liability and receivable have both been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.5%. This discount rate represents a decrease from 4.6% used in fiscal 2002, but is consistent with the rate used in the quarter ended September 29, 2002. The following is a summary of the amounts recorded for environmental remediation:

	December 29, 2002		March 31, 2002
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,003)	$24,372	$(63,519)	$24,937
Unamortized discount	10,135	(3,039)	14,818	(4,458)
Present value amounts (payable) receivable	$(50,868)	$21,333	$(48,701)	$20,479

The receivable primarily represents the expected recovery of costs associated with the facilities acquired from Hercules in March 1995 (Hercules Facilities) and from Alcoa in April 2001 (Thiokol Facilities). Under the respective purchase agreements, ATK generally assumed responsibility for environmental compliance at the acquired facilities. ATK expects that a portion of the compliance and remediation costs associated with the acquired facilities will be recoverable under U.S. Government contracts. ATK expects that those environmental remediation costs at Hercules Facilities not recovered through U.S. Government contracts will be recovered from Hercules under various indemnification agreements, subject to ATK having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). ATK has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline. ATK has recorded an accrual of $16,439 to cover those environmental remediation costs at Thiokol Facilities not recovered through U.S. Government contracts. ATK is responsible for any costs at Thiokol Facilities up to $29,000; ATK and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, subject to ATK having appropriately notified Alcoa of any issues prior to January 30, 2004; and ATK is responsible for any payments in excess of $49,000.

With respect to the facilities purchased from Blount, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extend through December 2006, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125,000, less payments previously made.

ATK cannot ensure that the U.S. Government, Hercules, Alcoa, Blount, or other third parties will reimburse it for any particular environmental costs or reimburse ATK in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency’s operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. ATK’s failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, Blount, or other third parties could have a material adverse effect on its operating results, financial condition, or cash flows.

As of December 29, 2002, the estimated discounted range of reasonably possible costs of environmental remediation was $50,868 to $92,804. ATK does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect its future operating results, financial condition, or cash flows.

10.                               Pension and Post-retirement Benefit Plans

Curtailment Gain.  During the quarter ended December 29, 2002, ATK recorded a one-time curtailment gain of $4,817 due to a change in one of its post-retirement benefit plans. This gain was recorded as a reduction of cost of sales.

Pension Plans.  Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, requires that the balance sheet reflect a prepaid pension asset or minimum pension liability based on the current market value of plan assets and the accumulated benefit obligation of the plans. Based on the current year performance of the pension plan assets and assumption changes in the discount rate and expected rate of return, ATK expects to record a net after-tax adjustment in the fourth quarter of fiscal 2003 of approximately $210,000 to reflect a minimum pension liability and the write-off of certain prepaid pension assets. This adjustment will be a non-cash reduction of equity and will not impact earnings. This adjustment could be reversed in future years should market performance improve and/or interest rates increase.

11.                               Business Segment Information

ATK has three operating segments:  Aerospace, Precision Systems, and Ammunition. These operating segments are defined based on the reporting used by ATK’s chief executive officer and other management.

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

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Nine Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Sales to external customers:
Aerospace	$224,797	$233,103	$686,299	$652,562
Precision Systems	151,456	133,756	423,153	386,968
Ammunition	143,505	97,269	443,341	247,381
Total external sales	519,758	464,128	1,552,793	1,286,911
Intercompany sales:
Aerospace	127	569	1,329	1,080
Precision Systems	660	220	1,384	875
Ammunition	5,083	5,806	16,415	19,489
Corporate	(5,870)	(6,595)	(19,128)	(21,444)
Total intercompany sales	—	—	—	—
Total sales	$519,758	$464,128	$1,552,793	$1,286,911

Income from continuing operations before interest and income taxes:

Aerospace	$33,641	$35,740	$112,045	$100,763
Precision Systems	16,906	13,326	42,881	33,247
Ammunition	24,559	11,585	53,595	33,252
Corporate	(3,641)	(2,796)	(6,357)	(6,308)
Income from continuing operations before interest and income taxes	$71,465	$57,855	$202,164	$160,954

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information is Subject to Risk and Uncertainty

Some of the statements made and information contained in this report, excluding historical information, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give ATK’s current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, ATK also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements ATK makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

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

•      pension asset returns,

•      unforeseen delays in NASA’s Space Shuttle program,

•      legal proceedings, and

•      other economic, political, and technological risks and uncertainties.

This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business.

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2002 (fiscal 2002). The accounting policies used in preparing ATK’s interim fiscal 2003 consolidated financial statements are the same as those described in ATK’s Annual Report, except as described in Note 2 of this report, New Accounting Pronouncements.

In preparing the consolidated financial statements, ATK follows accounting principles generally accepted in the United States. The preparation of these financial statements requires ATK to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, and expenses, and related disclosure of contingent assets and liabilities. ATK re-evaluates its estimates on an on-going basis. ATK’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

ATK believes its critical accounting policies are those related to:

•      Long-term contracts

•      Environmental remediation and compliance

•      Employee benefit plan assumptions

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s fiscal 2002 Annual Report on Form 10-K.

Pension Plans.  ATK maintains noncontributory defined benefit pension plans (the Plans), which cover substantially all employees. Plans provide either pension benefits of stated amounts for each year of credited service, or pension benefits based on employee yearly pay levels and years of credited service. ATK funds the plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for ATK are held in a trust and are invested in a diversified portfolio of equity securities, fixed income, and real estate investments.

ATK recorded pension income for the Plans of approximately $12.7 million and $9.7 million (which is net of $8.4 million in special termination benefits cost) for the nine months ended December 29, 2002 and December 30, 2001, respectively. These amounts are calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Plans’ assets of 9.5%. In developing the expected long-term rate of return assumption, ATK considered input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK's own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. As of December 31, 2001, ATK’s historical 5-year and 10-year compounded investments returns were 8.9% and 10.3%, respectively. Plan assets experienced a loss of approximately 10.5% for the Plan year ended December 31, 2002. As of December 31, 2002, ATK’s historical 5-year and 10-year compounded investments returns were 2.7% and 8.3%, respectively. The annualized returns for the 20-year period ended December 31, 2002 were 12.2% for U. S. equities (Russell 3000 Index), 9.7% for bonds (Lehman Aggregate Index), and 7.8% for real estate (NCREIF Index).  Given the recent decline in investment returns, ATK is decreasing its long-term rate of return assumption to 9.0% for the Plan year ending December 31, 2003. The expected long-term rate of return on Plan assets is based on an asset allocation assumption of 65% with equity managers, with an expected long-term rate of return of 10%; 25% with fixed income managers, with an expected long-term rate of return of 7%; and 10% with real estate managers with an expected long-term rate of return of 8%. ATK regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. ATK will continue to evaluate its actuarial assumptions, including the expected rate of return at least annually, and will adjust as necessary.

ATK bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

The discount rate that ATK uses for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 7.25% at December 31, 2001 to 6.75% at December 31, 2002.

Based on an expected rate of return on Plan assets of 9.0%, a discount rate of 6.75%, and various other assumptions, ATK estimates that its pension expense will be approximately $8 million in fiscal 2004. Future actual pension expense will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate and/or expected rate of return for fiscal 2004 were different, the impact on fiscal 2004 expense would be as follows: each 0.25% reduction in the discount rate would increase fiscal 2004 pension expense by approximately $4.8 million; each 1.0% reduction in the expected rate of return on plan assets would increase fiscal 2004 pension expense by approximately $16.9 million.

Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, requires that the balance sheet reflect a prepaid pension asset or minimum pension liability based on the current market value of plan assets and the accumulated benefit obligation of the plans. Based on the current year performance of the pension plan assets and the assumption changes in the discount rate and expected rate of return, ATK expects to record a net after-tax adjustment in the fourth quarter of fiscal 2003 of approximately $210 million to reflect a minimum pension liability and the write-off of certain prepaid pension assets. This adjustment will be a non-cash reduction of equity and will not impact earnings. This adjustment could be reversed in future years should market performance improve and/or interest rates increase.

Space Shuttle Contract

ATK is the sole source manufacturer of the Space Shuttle Reusable Solid Rocket Motors (RSRM) which provide 80% of the thrust for Space Shuttle orbiters to reach orbit. ATK is currently under contract to provide RSRMs and other related activities through May 2007. ATK’s projected sales under the RSRM contract for fiscal 2003 is approximately 17% of ATK’s projected annual sales. As a result of the loss of the orbiter Columbia on February 1, 2003, NASA has suspended future Space Shuttle flights pending an investigation of the Columbia tragedy. During the investigation, ATK expects to continue its planned manufacturing and other related activities under the RSRM contract, unless otherwise directed by NASA.

RESULTS OF OPERATIONS

Sales

Quarter.  In the quarter ended December 29, 2002, ATK’s sales totaled $519.8 million, an increase of $55.7 million, or 12.0% compared to $464.1 million in the comparable quarter of the prior year.

Aerospace segment sales for the quarter ended December 29, 2002 were $224.9 million, a decrease of $8.8 million, or 3.8%, compared to $233.7 million in the comparable quarter of the prior year. This decrease was primarily due to a decrease in the Titan IV B rocket motor program of $11 million due to the completion of production; a decrease of $12 million on the GEM solid rocket booster programs and composite structures contracts for the Boeing Delta family of rockets, consistent with the anticipated production schedule for these motors; and a decrease of $4 million on the Reusable Solid Rocket Motor program due to the timing of propellant purchases. Partially offsetting these decreases were an increase of $11 million on Orion and GEM motors supporting Ground-based Missile Defense (GMD); and an increase of $10 million in the Minuteman III propulsion program, which ramped up to full-rate production in early fiscal 2003.

Precision Systems segment sales for the quarter ended December 29, 2002 were $152.1 million, an increase of $18.1 million, or 13.5%, compared to $134.0 million in the comparable quarter of the prior year. This increase was driven by the inclusion of ATK Gun Systems and ATK Missile Systems, which contributed $13 million and $5 million in sales, respectively; an increase of $5 million on fuzing and sensor programs, primarily DSU-33 and FMU-139 Accessory Kits; an increase of $5 million on precision guided munitions development programs, primarily Medium-Range Munition (MRM) and Autonomous Naval Support Round (ANSR); and an increase of $3 million on tactical propulsion programs. Partially offsetting these increases were a decrease of $9 million on barrier systems programs due to timing of awards and certain international programs being completed in the prior-year period; and a decrease of $8 million on medium-caliber ammunition programs due to the completion of several contracts in the prior-year period.

Ammunition segment sales for the quarter ended December 29, 2002 were $148.6 million, an increase of $45.5 million, or 44.1%, compared to $103.1 million in the comparable quarter of the prior year. This increase was primarily due to the acquisition of the civil ammunition and related products business (the civil ammunition business), formerly known as the Sporting Equipment Group, which occurred on December 7, 2001. The current-year quarter included the civil ammunition business for the entire quarter versus three weeks in the comparable quarter of the prior year, which added $46 million in sales to the quarter. Also contributing was an additional $18 million of sales of military small-caliber ammunition at the Lake City Army Ammunition Plant due to higher volume. Partially offsetting these increases was a decrease of approximately $8 million on the MK90 and M14 propellant programs, as expected.

Nine Months.  In the nine months ended December 29, 2002, ATK’s sales totaled $1,552.8 million, an increase of $265.9 million, or 20.7% from $1,286.9 million in the comparable period of the prior year.

Aerospace segment sales for the nine months ended December 29, 2002 were $687.6 million, an increase of $34.0 million, or 5.2%, compared to $653.6 million in the comparable period of the prior year. This increase was primarily due to an additional $68 million generated by the Thiokol propulsion business (Thiokol) versus the comparable period of the prior year, which was partially due to Thiokol being included in ATK for the entire nine-month period this year, approximately three weeks more than in the comparable period of the prior year; an increase of $44 million in the Minuteman III propulsion program, which ramped up to full-rate production in early fiscal 2003; along with $12 million due to the successful resolution of an issue with the government regarding contract billing rates for work completed in prior years. Also contributing to the increase in Aerospace segment sales was a $25 million increase in Orion and GEM motors supporting GMD, along with an increase of $12 million on high-tech space structures for satellite and military applications. Partially offsetting these increases were a decrease in the Titan IV B rocket motor program of $34 million due to the completion of production, along with a decrease of $28 million on the GEM solid rocket booster programs and composite structures contracts for the Boeing Delta family of rockets, consistent with the anticipated production schedule for these products.

Precision Systems segment sales for the nine months ended December 29, 2002 were $424.5 million, an increase of $36.7 million, or 9.5%, compared to $387.8 million in the comparable period of the prior year. This increase was driven by the inclusion of ATK Gun Systems and ATK Missile Systems, which contributed $31 million and $5 million in sales, respectively. Also contributing was an increase of $12 million on fuzing and sensor programs, including Hard Target Smart Fuze (HTSF), FMU-139 Accessory Kits, and DSU-33 programs; an increase of $11 million on production of the AN/AAR-47 missile warning program; an increase of $8 million on precision guided munitions programs, primarily the MRM development program; and an increase of $7 million on tactical propulsion programs, due to additional orders. Partially offsetting these increases were a decrease of $20 million on medium-caliber ammunition programs, due partially to the completion of several contracts in the prior-year period, along with a decrease of $16 million on barrier systems programs due to award delays in the current period and the completion of several international programs in the prior-year period.

Ammunition segment sales for the nine months ended December 29, 2002 were $459.8 million, an increase of $192.9 million, or 72.2%, compared to $266.9 million in the comparable period of the prior year. This increase was primarily due to the acquisition of the civil ammunition business; this business contributed $185 million in additional sales to the nine months ended December 29, 2002. Also contributing to the increase were $36 million of additional sales of military small-caliber ammunition due to higher volume. Partially offsetting these increases was a decrease of approximately $22 million on the MK90 and M14 propellant programs, as expected.

Gross Profit

Quarter.  Gross profit for the quarter ended December 29, 2002 was $118.5 million, or 22.8% of sales, an increase of $21.2 million compared to $97.3 million, or 21.0% of sales, in the comparable quarter of the prior year. The main drivers of the increase were the inclusion of the civil ammunition business and ATK Gun Systems. Gross profit also increased due to the elimination of $4.3 million of goodwill amortization expense, which is no longer required by generally accepted accounting principles. Had goodwill not been amortized in the prior year, gross margin for the quarter ended December 30, 2001 would have been 21.9%.

Nine Months.  Gross profit for the nine months ended December 29, 2002 was $344.5 million, or 22.2% of sales, an increase of $80.1 million compared to $264.4 million, or 20.5% of sales, in the comparable period of the prior year. The main drivers of this increase were the inclusion of the civil ammunition business, ATK Gun Systems, and an additional 20 days of Thiokol’s operations. Gross profit also increased due to the elimination of $11.1 million of goodwill amortization expense, as discussed above. Had goodwill not been amortized in the prior year, gross margin for the nine months ended December 30, 2001 would have been 21.4%.

Operating Expenses

Quarter.  Operating expenses for the quarter ended December 29, 2002 totaled $47.1 million, or 9.1% of sales, an increase of $7.7 million compared to $39.4 million, or 8.5% of sales, in the comparable quarter of the prior year. The increase in both the amount and the amount as a percentage of sales was primarily due to the addition of the civil ammunition business. The civil ammunition business incurs greater selling expense as a percentage of sales than the rest of ATK’s businesses due to the commercial nature of the business.

Nine Months.  Operating expenses for the nine months ended December 29, 2002 totaled $142.3 million, or 9.2% of sales, an increase of $38.8 million compared to $103.5 million, or 8.0% of sales, in the comparable period of the prior year. The increase in both the amount and the amount as a percentage of sales was primarily due to the addition of the civil ammunition business.

Including the civil ammunition business, ATK expects its operating expenses for fiscal 2003 as a percentage of sales to be approximately 9.2%.

Income from Continuing Operations Before Interest and Income Taxes

Quarter.  Income from continuing operations before interest and income taxes for the quarter ended December 29, 2002 was $71.5 million, or 13.7% of sales, an increase of $13.6 million, or 23.5%, compared to $57.9 million, or 12.5% of sales, in the comparable quarter of the prior year. Had goodwill not been amortized in the prior year, income from continuing operations before interest and income taxes as a percentage of sales for the quarter ended December 30, 2001 would have been 13.4%.

Income from continuing operations before interest and income taxes for the Aerospace segment for the quarter ended December 29, 2002 was $33.6 million, or 14.9% of sales, a decrease of $2.1 million compared to $35.7 million, or 15.3% of sales, in the prior year. This decrease was driven by decreases on the Titan IV B program and the GEM programs, which were partially offset by the elimination of goodwill amortization expense.

Income from continuing operations before interest and income taxes for the Precision Systems segment for the quarter ended December 29, 2002 was $16.9 million, or 11.1% of sales, an increase of $3.6 million compared to $13.3 million, or 9.9% of sales, in the prior year. This increase was mainly due to the inclusion of ATK Gun Systems, along with improvements in fuzing and sensors, missile defense, and tactical propulsion programs. These increases were partially offset by decreases on medium-caliber ammunition and barrier systems programs due to the completion of several international contracts in the prior-year period.

Income from continuing operations before interest and income taxes for the Ammunition segment for the quarter ended December 29, 2002 was $24.6 million, or 16.6% of sales, an increase of $13.0 million compared to $11.6 million, or 11.2% of sales, in the prior year. This increase was primarily due to the inclusion of the civil ammunition business, along with profit from additional sales of military small-caliber ammunition. Also driving the increase is a one-time curtailment gain of $4.8 million recorded in the quarter due to a change in a post-retirement benefit plan. Partially offsetting these increases was a decrease on the MK90 and M14 propellant programs, in connection with lower volume.

Nine Months.  Income from continuing operations before interest and income taxes for the nine months ended December 29, 2002 was $202.2 million, or 13.0% of sales, an increase of $41.2 million, or 25.6%, compared to $161.0 million, or 12.5% of sales, in the comparable period of the prior year. Had goodwill not been amortized in the prior year, income from continuing operations before interest and income taxes as a percentage of sales for the nine months ended December 30, 2001 would have been 13.4%. The reduction in the rate in the current year was anticipated due to the change in product mix due to the acquisition of the civil ammunition business.

Income from continuing operations before interest and income taxes for the Aerospace segment for the nine months ended December 29, 2002 was $112.0 million, or 16.3% of sales, an increase of $11.2 million compared to $100.8 million, or 15.4% of sales, in the prior year. This increase was driven by an increase in gross profit, which was primarily due to the increases at Thiokol, as discussed above; partially offsetting this increase were decreases on the Titan IV B program and the GEM programs. Also contributing to the increase in income from continuing operations before interest and income taxes was the elimination of goodwill amortization expense.

Income from continuing operations before interest and income taxes for the Precision Systems segment for the nine months ended December 29, 2002 was $42.9 million, or 10.1% of sales, an increase of $9.7 million compared to $33.2 million, or 8.6% of sales, in the prior year. This increase was mainly due to the inclusion of ATK Gun Systems; along with improvements on fuzing and sensors, missile defense, missile warning, and composites programs. These increases were partially offset by decreases on medium-caliber ammunition and barrier systems programs, which was primarily due to the completion of several international contracts in the prior-year period, along with cost growth associated with production start-up issues on a battery program in the current period.

Income from continuing operations before interest and income taxes for the Ammunition segment for the nine months ended December 29, 2002 was $53.6 million, or 11.7% of sales, an increase of $20.3 million compared to $33.3 million, or 12.5% of sales, in the prior year. The increase in dollars was driven by the inclusion of the civil ammunition business (which, as anticipated due to the change in product mix, also drove the decrease in the amount as a percentage of sales), along with profit from additional sales of military small-caliber ammunition. Also driving the increase is a one-time curtailment gain of $4.8 million recorded in the period due to a change in a post-retirement benefit plan. Partially offsetting these increases was a decrease on the MK90 and M14 propellant programs, in connection with lower volume.

Interest Expense

Net interest expense for the quarter ended December 29, 2002 was $14.2 million, an improvement of $7.2 million compared to $21.4 million in the comparable quarter of the prior year. Net interest expense for the nine months ended December 29, 2002 was $48.8 million, an improvement of $14.4 million compared to $63.2 million in the comparable period of the prior year. These decreases were due to a lower average borrowing rate due to the restructuring of ATK’s debt, as discussed below, partially offset by a higher average outstanding debt balance.

Income Tax Provision

The income tax provision for the quarter ended December 29, 2002 was $21.4 million, an increase of $7.5 million compared to $13.9 million in the comparable quarter of the prior year. The income tax provision for the nine months ended December 29, 2002 was $59.8 million, an increase of $22.7 million compared to $37.1 million in the comparable period of the prior year. These increases were due to an increase in the income tax rate from 38.0% to 39.0%, along with increases in income from continuing operations before income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for fiscal 2003 is reflective of ATK’s best estimate of the fiscal 2003 tax implications associated with its business strategies. ATK lowered its estimate of its effective tax rate for the year ending March 31, 2003 from 40.0% to 39.0% during the quarter ended December 29, 2002 due to the recognition of tax credits.

Extraordinary Loss on Early Extinguishment of Debt

The extraordinary loss on early extinguishment of debt for the quarter ended December 29, 2002 was $0.2 million, net of taxes, a reduction of $0.2 million from the loss of $0.4 million, net of taxes, in the comparable quarter of the prior year. The extraordinary loss on early extinguishment of debt for the nine months ended December 29, 2002 was $8.3 million, net of taxes of $5.3 million, a reduction of $2.7 million from the loss of $11.0 million, net of taxes of $6.7 million, in the comparable period of the prior year. This extraordinary loss was due to the write-off of debt issuance costs related to debt that was extinguished during the period.

Cumulative Effect of Change in Accounting Principle

The gain for the cumulative effect of change in accounting principle of $3.8 million, net of taxes of $2.4 million, was due to the write-off of negative goodwill upon ATK’s adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on April 1, 2002. The $63,000 cumulative effect of change in accounting principle for the quarter ended December 29, 2002 is due to the impact on this write-off of the change in the estimated tax rate for the year ending March 31, 2003, as discussed above.

Net Income

Quarter.  Net income for the quarter ended December 29, 2002 was $35.7 million, an increase of $14.1 million compared to $21.6 million in the comparable quarter of the prior year. The increase was due to an increase in gross profit of $21.2 million and a decrease in net interest expense of $7.2 million, partially offset by an increase in operating expenses of $7.7 million and an increase in the income tax provision of $7.5 million. Also contributing to the increase was a decrease of $0.2 million in the extraordinary loss on early extinguishment of debt and the absence of $0.6 million minority interest expense recorded in the prior year.

Nine Months.  Net income for the nine months ended December 29, 2002 was $89.1 million, an increase of $45.4 million compared to $43.7 million in the comparable period of the prior year. The increase was due to an increase in gross profit of $80.1 million and a decrease in net interest expense of $14.4 million, partially offset by an increase in operating expenses of $38.8 million and an increase in the income tax provision of $22.7 million. Also contributing to the increase were the absence of a loss on disposal of discontinued operations, which was $4.7 million in the prior year; the absence of minority interest expense, which was $1.2 million in the prior year; a decrease of $2.7 million in the extraordinary loss on early extinguishment of debt; and the gain of $3.8 million for the cumulative effect of change in accounting principle.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Flows

Cash provided by operating activities totaled $104.2 million for the nine months ended December 29, 2002, a decrease of $64.9 million compared to $169.1 million provided by operating activities in the comparable period of the prior year. This decrease was driven by the absence of a $48 million cash receipt from a customer that was received in the prior year; a build-up of inventory levels of $33 million, primarily in the Ammunition segment, in anticipation of future sales; and an increase of $29 million in net income taxes paid. Partially offsetting these items was an increase in income from continuing operations before income taxes of $56 million. During the current-year period, ATK also received $17 million from the re-couponing of two of ATK’s swap contracts, as discussed in the Debt section below. ATK also made an additional $20 million payment to its pension plans during the current-year period.

Cash used for investing activities for the nine months ended December 29, 2002 was $83.5 million, compared to $730.9 million used in the comparable period of the prior year. In the prior-year period, $712.4 million of cash was used to acquire new businesses, while in the current-year period, the net cash used to acquire new businesses was $77.6 million ($53.2 million for ATK Gun Systems, $42.0 million for ATK Missile Systems, less $8.7 million received from Blount as consideration paid to partially compensate ATK for assuming underfunded pension plans, less $8.9 million received from Blount as the final purchase price adjustment on the civil ammunition business acquisition). The current-year period included $4.0 million from the sale of property, plant, and equipment, an increase of $3.7 million. The current-year period includes proceeds of $20.4 million received from the sale of a subsidiary that ATK had purchased as part of the civil ammunition business, while the prior-year period included proceeds of $5.5 million received from the sale of a portion of a subsidiary. Capital expenditures increased $6.1 million, which was driven by expenditures made by the civil ammunition business.

Cash provided by financing activities for the nine months ended December 29, 2002 was $1.6 million, compared to $616.5 million generated in the comparable period of the prior year. The decrease is primarily due to a decrease of $800.0 million in the proceeds from the issuance of long-term debt, partially offset by a decrease of $131.9 million in payments made to repay debt, along with decreases of $41.9 million in payments made for debt issue costs and $8.1 million in payments made for stock issue costs.

Debt

As of December 29, 2002 and March 31, 2002, long-term debt, including the current portion, consisted of the following (in thousands):

	December 29, 2002	March 31, 2002
Tranche B term loans		$472,220
Tranche C term loans	$461,818
Senior Subordinated Notes	400,000	400,000
Notes payable	204	223
Total debt outstanding	$862,022	$872,443

In May 2002, ATK restructured its senior credit facilities, repaying the Tranche B term loans and entering into new seven-year term loans, Tranche C, in the amount of $525 million. The additional debt incurred on the Tranche C term loans was used to finance the purchase of ATK Gun Systems and to cover the debt issuance costs relating to the debt restructure. Interest charges on the Tranche C term loans are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.3%. As of December 29, 2002, the interest rate on the Tranche C term loans was 7.0% per annum after taking into account existing related swap agreements. Through December 29, 2002, ATK had paid $63.2 million on its Tranche C term loans, of which $59.4 million represented prepayments.

As a result of these financing activities, $8.3 million (net of $5.3 million in taxes) of debt issuance costs were written off as an extraordinary loss on early extinguishment of debt in the nine months ended December 29, 2002.

The scheduled minimum loan payments on outstanding long-term debt are $1.4 million for the remainder of fiscal 2003, $4.7 million in each of fiscal 2004 through 2007, and $841.8 million thereafter. ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 57% as of December 29, 2002 and 61% as of March 31, 2002.

As of December 29, 2002, ATK had no borrowings against its $250 million bank revolving credit facility and had outstanding letters of credit of $100.5 million, which reduced amounts available on the revolving facility to $149.5 million.

Net cash paid for interest during the nine months ended December 29, 2002 and December 30, 2001 totaled $56.4 million and $55.3 million, respectively.

ATK’s senior credit facilities and the indenture governing ATK’s senior subordinated notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that ATK meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of December 29, 2002, ATK was in compliance with the covenants.

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of December 29, 2002, ATK had the following interest rate swaps (in thousands):

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$95,147	$(6,313)	6.59%	1.80%	November 2004
Amortizing swap	105,000	(6,409)	5.25%	1.80%	December 2005
Amortizing swap	105,000	(6,474)	5.27%	1.80%	December 2005
Non-amortizing swap	100,000	(15,615)	6.06%	1.81%	November 2008
Derivative obligation		(34,811)

			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	885	8.50%	5.00%	May 2011
Non-amortizing swap	100,000	2,408	8.50%	5.21%	May 2011
Derivative asset		3,293
		$(31,518)

In May 2002, ATK entered into two nine-year swaps (the New Swaps), with a $100 million notional value each, against ATK’s $400 million Senior Subordinated Notes. ATK entered into the New Swaps to obtain greater access to the lower borrowing costs normally available on floating-rate debt. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

In the quarter ended September 29, 2002, ATK re-couponed its two $100 million floating-rate swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to LIBOR plus 3.7% and the receipt of $16.8 million cash, which is included in other long-term liabilities and will be amortized to reduce interest expense through May 2011. As of December 29, 2002, the interest rate on the Senior Subordinated Notes was 6.5% after taking into account these related swap agreements.

The fair market value of ATK’s interest rate swaps was $(31.5 million) at December 29, 2002, a decrease of $1.6 million since September 29, 2002. Of the fair market value of $(31.5 million), $(30.8 million) was recorded within other long-term liabilities on the balance sheet, $2.6 million was within other long-term assets, and $(3.3 million) was recorded within accrued interest in other current liabilities.

Contingencies

Litigation.  From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK’s business. ATK does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.

Environmental Remediation.  ATK is subject to various federal, state, and local environmental laws and regulations. A number of ATK’s facilities are in various stages of investigation or remediation of potential, alleged, or acknowledged contamination. The accrued liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. ATK expects that a portion of the environmental costs will be recovered, as discussed below. As collection of those recoveries is estimated to be probable, ATK has recorded a receivable representing the present value of those recoveries.

The environmental remediation liability and receivable have both been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.5%. This discount rate represents a decrease from 4.6% used in fiscal 2002, but is consistent with the rate used in the quarter ended September 29, 2002. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	December 29, 2002		March 31, 2002
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,003)	$24,372	$(63,519)	$24,937
Unamortized discount	10,135	(3,039)	14,818	(4,458)
Present value amounts (payable) receivable	$(50,868)	$21,333	$(48,701)	$20,479

The receivable primarily represents the expected recovery of costs associated with the facilities acquired from Hercules in March 1995 (Hercules Facilities) and from Alcoa in April 2001 (Thiokol Facilities). Under the respective purchase agreements, ATK generally assumed responsibility for environmental compliance at the acquired facilities. ATK expects that a portion of the compliance and remediation costs associated with the acquired facilities will be recoverable under U.S. Government contracts. ATK expects that those environmental remediation costs at Hercules Facilities not recovered through U.S. Government contracts will be recovered from Hercules under various indemnification agreements, subject to ATK having appropriately notified Hercules of issues identified prior to the expiration of the stipulated notification periods (March 2000 or March 2005, depending on site ownership). ATK has performed environmental condition evaluations and notified Hercules of its findings prior to the expiration of the March 2000 deadline and is planning to prepare a similar evaluation prior to the March 15, 2005 deadline. ATK has recorded an accrual of $16.4 million to cover those environmental remediation costs at Thiokol Facilities not recovered through U.S. Government contracts. ATK is responsible for any costs at Thiokol Facilities up to $29 million; ATK and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, subject to ATK having appropriately notified Alcoa of any issues prior to January 30, 2004; and ATK is responsible for any payments in excess of $49 million.

With respect to the facilities purchased from Blount, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extend through December 2006, are capped at $30 million, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125 million, less payments previously made.

ATK cannot ensure that the U.S. Government, Hercules, Alcoa, Blount, or other third parties will reimburse it for any particular environmental costs or reimburse ATK in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency’s operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. ATK’s failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, Blount, or other third parties could have a material adverse effect on its operating results, financial condition, or cash flows.

As of December 29, 2002, the estimated discounted range of reasonably possible costs of environmental remediation was $50.9 million to $92.8 million. ATK does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect its future operating results, financial condition, or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements in Item 1 of this report.

INFLATION

In the opinion of management, inflation has not had a significant impact upon the results of ATK’s operations. The selling prices under contracts, the majority of which are long term, generally include estimated cost to be incurred in future periods. These cost projections can generally be negotiated into new buys under fixed-price government contracts, while actual cost increases are recoverable on cost-type contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in ATK’s market risk during the quarter ended December 29, 2002. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the year ended March 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

ATK’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the Evaluation Date) within 90 days prior to the filing date of this report and have concluded that, as of the Evaluation Date, ATK’s disclosure controls and procedures are effective in timely alerting them to any material information relating to ATK (including its consolidated subsidiaries) required to be included in ATK’s periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the ordinary conduct of ATK’s business. ATK does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

Exhibit No.	Description
10.1

Amendment No. 1, dated as of October 11, 2002, to the Credit Agreement, as amended and restated by the Amendment and Restatement Agreement (incorporated by reference to Exhibit 4.10.5 to the registrant’s registration statement on Form S-8 filed January 6, 2003 (registration no. 333-102363))

(b)           Reports on Form 8-K.

During the quarter ended December 29, 2002, ATK filed one report on Form 8-K, on November 6, 2002, announcing that Admiral Paul David Miller, ATK’s chairman and chief executive officer, had established a plan to trade specific amounts of ATK stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

ATK also furnished information under Item 9 of Form 8-K pursuant to Regulation FD during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: February 11, 2003	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)

CERTIFICATIONS

I, Paul David Miller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alliant Techsystems Inc.;

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

Date: February 11, 2003	By:	/s/ Paul David Miller
	Name:	Paul David Miller
	Title:	Chief Executive Officer and Chairman of the Board

I, Eric S. Rangen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alliant Techsystems Inc.;

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

Date: February 11, 2003	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Vice President and Chief Financial Officer