Form 10-K
period 2003-03-31
ALLIANT TECHSYSTEMS INC
filed 2003-06-18
CIK 866121

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10582

Alliant Techsystems Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1672694 (I.R.S. Employer Identification No.)
5050 Lincoln Drive, Edina, Minnesota (Address of principal executive offices)	55436-1097 (Zip Code)

Registrant's telephone number, including area code:    (952) 351-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of May 30, 2003, 38,554,449 shares of the Registrant's voting common stock were outstanding. The aggregate market value of such stock held by non-affiliates of the Registrant on such date was approximately $1,946 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

        Alliant Techsystems Inc. (ATK), which is sometimes called the Registrant in this report, is a supplier of aerospace and defense products to the U.S. Government, U.S. allies, and major prime contractors. ATK is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets.

        ATK was incorporated as a Delaware corporation as a wholly-owned subsidiary of Honeywell Inc. in May 1990 in connection with Honeywell's plan to spin-off to its stockholders its Defense and Marine Systems Business, its Test Instruments Division, and its Signal Analysis Center. The spin-off became effective in September 1990, when Honeywell transferred to ATK substantially all of the assets and liabilities of those businesses. Honeywell subsequently distributed to its stockholders in October 1990 all of ATK's outstanding common stock on a pro rata basis.

        The following table summarizes ATK's significant acquisitions and divestitures:

Date	Company Involved	Event
September 1990	Defense and Marine Division	Spin-off from Honeywell
September 1990	Test Instruments Division	Spin-off from Honeywell
September 1990	Signal Analysis Center	Spin-off from Honeywell
December 1992	Test Instruments Division	Sold
October 1993	Accudyne Corporation	Acquired
October 1993	Kilgore Corporation	Acquired
November 1993	Ferrulmatic, Inc.	Acquired
March 1995	Hercules Aerospace Company	Acquired
March 1996	Demilitarization business	Discontinued operations
February 1997	Marine Systems Group	Sold
March 1998	Signal Analysis Center	Sold
February 2001	Alliant Kilgore Flares Company LLC	Sold
April 2001	Thiokol Propulsion Corp.	Acquired
December 2001	Sporting Equipment Group of Blount International, Inc. (now known as the civil ammunition business)	Acquired
May 2002	Ordnance business of The Boeing Company (now known as ATK Gun Systems)	Acquired
October 2002	Science and Applied Technology, Inc. (now known as ATK Missile Systems)	Acquired
January 2003	Composite Optics, Inc. (COI)	Acquired

        ATK conducts its business through a number of separate legal entities that are listed on Exhibit 21 to this report. These legal entities are grouped under holding companies that correspond to ATK's operating segments. During fiscal 2003, ATK had three operating segments: Aerospace, Precision Systems, and Ammunition. Sales, income from continuing operations before interest and income taxes, total assets, and other financial data for each of ATK's operating segments for the three years ended March 31, 2003 are set forth in Note 15 to the consolidated financial statements, included in Item 8 of this report.

        References in this report to a particular fiscal year are to the year ended March 31 of that calendar year.

        Many of ATK's products and programs are customarily referred to by customers or in the marketplace by acronyms. Many of these acronyms are included in this report (in parenthesis following the product or program name) for the convenience of subsequent reference, and for the benefit of readers who may be more familiar with the acronyms than with the actual product or program names.

Aerospace

        The Aerospace operating segment supplies solid propulsion systems for commercial and government space launch vehicles, strategic missiles, and missile defense interceptors; and provides operations and technical support services for space launches. ATK has a broad product portfolio of solid propulsion rocket motors for space launch vehicles encompassing all vehicle payload classes, from small to heavy-lift. ATK supplies high-performance composite structures for space launch vehicles, rocket motor casings, military and commercial aircraft, and spacecraft structures. ATK also designs and manufactures composite structures, which are formed from high-strength carbon fibers and resin and have performance advantages over metal structures through weight reduction, fatigue resistance, and thermal stability. These advantages, coupled with improved design and analysis capabilities and manufacturing process technologies, continue to expand the markets and applications using these structures. Additionally, ATK designs and manufactures engineered reflectors and structures for satellite systems and high-temperature products for aerospace and commercial applications using ceramic matrix composites.

        The following table summarizes the principal programs in ATK's Aerospace operating segment, including identification of the customer and the ultimate end-user (an * indicates that the programs and products are currently in development):

Principal Programs	Primary Customer	Ultimate End-User	Description
Civil Manned Space Launch Vehicles:
Reusable Solid Rocket Motors (RSRM) for the Space Shuttle	NASA	NASA	Reusable solid rocket motors for NASA's Space Shuttle. Motor cases are recovered, refurbished, and recast.
Unmanned Space Launch Vehicles:
Solid Rocket Motor Upgrade for Titan IVB	Lockheed Martin	U.S. Air Force	Solid rocket motor upgrade boosters for heavy-lift launch vehicles.
GEM-40, 46 and 60 for Delta II, III, and IV	Boeing	Commercial and government customers	Solid rocket boosters used for additional thrust on Boeing's Delta family of launch vehicles.
CASTOR 120® and CASTOR® IV series	Orbital Sciences, Lockheed Martin, Mitsubishi Heavy Industries, Astrium	Commercial and government customers
First and second stage propulsion for a number of small payload expendable launch vehicles and as strap-on boosters for medium payload vehicles. Used on the Taurus®, Atlas IIAS, Athena, Maxus, and H-IIA launch vehicles.
Orion Motors	Orbital Sciences	Commercial and government customers	Family of three rocket motors plus derivatives used for the Pegasus®, Taurus®, and Minotaur launch vehicles.

Strategic:
Trident II	Lockheed Martin	U.S. Navy	Solid rocket motors for first, second, and third stage of submarine-launched intercontinental ballistic missiles.
Minuteman III	Northrop Grumman	U.S. Air Force	Propulsion replacement solid rocket motors for all three stages of silo-launched intercontinental ballistic missiles. Includes motor washout, reclaiming/refurbishing hardware, and reloading motors.
Ground-based Midcourse Defense, Ground-based Interceptor*	Boeing, Orbital Sciences, Lockheed Martin	Missile Defense Agency	Solid propulsion systems for missiles to intercept incoming ballistic missiles. Derivatives of GEM and Orion motors are being used in multiple boost vehicle configurations.
Space Launch Vehicle Structures:
Delta II, III and IV	Boeing	Government and commercial customers	Vehicle components including interstages, nose cones, aeroskirts/heat shields, payload fairings, and payload adapters.
Atlas V	Lockheed Martin	Government and commercial customers	Composite interstages and heat shield.
Arrow II	Boeing	Allied nation	Composite rocket motor cases and nozzle components.
Other Space Launch Structures*	Various	Various	Includes composite interstages, payload adapters, and payload fairings for Pegasus® and other customers.
Aircraft Structures:
Commercial Aircraft Structures	Bell Helicopter, Boeing	Commercial airlines and private aircraft owners	Bell Helicopter 609 tilt-rotor composite fuselage panels; Boeing 767 composite torsion springs.
Military Aircraft	Lockheed Martin, Boeing, Vought	U.S. Air Force and U.S. Army
Composite pivot shaft, stabilator skins, and structural components for F/A-22 Stabilator Assembly, F/A-22 bypass offtake screen, C-17 counterbalance assembly, RAH-66 exhaust components, JSF structures, and Global Hawk wing components.
Foreign Military	Northrop Grumman	Foreign military	Radomes and supporting structures for the Wedgetail program.

Satellites:
Military Spacecraft Structures*	Various	Various	Proprietary program applications for satellite components and assemblies.
Precision Benches and Structures*	Various	Government and commercial customers	Antennas, optical and precision stable structures including instrument benches and telescope structures.

        Civil Manned Space Launch Vehicles.    ATK is the sole manufacturer of the Space Shuttle Reusable Solid Rocket Motors (RSRM), which provide 80% of the initial thrust necessary for the National Aeronautics and Space Administration (NASA)'s Space Shuttle orbiters to reach orbit. A set of two RSRMs provides propulsion, in tandem with a liquid propulsion system, for the Space Shuttle. The RSRM uses a metal case and nozzle components that are recovered from the ocean after each flight. The metal cases and nozzle components are then cleaned, refurbished, and manufactured for reuse. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. In fiscal 2003, the RSRM program represented 17% of ATK's total sales.

        As a result of the investigation of the Columbia failure and temporary suspension of Space Shuttle flights, NASA issued direction to ATK on June 3, 2003 to slow down the production rate of RSRM motor segments. NASA further states that ATK Thiokol should ensure that critical staffing skills be maintained. NASA indicated that as return to flight information is known, they will address returning to the regular RSRM motor production rate.

        ATK recognizes sales on the RSRM contract as costs are incurred. Prior to the Columbia accident, ATK had reached minimum staffing on the RSRM program. Therefore, any production slowdown is not expected to impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing will be only minimally affected, and any reduction to raw materials quantities is expected to be partially offset by increased storage costs and materials pricing impacts. As such, ATK expects the slowdown to have minimal if any impact on fiscal 2004 sales.

        Unmanned Space Launch Vehicles.    ATK produces propulsion systems for some of the most significant space launch vehicle programs in the United States, including the Titan, Delta, and Atlas programs.

  •
  Titan Solid Rocket Motor Upgrades.    The solid rocket motor upgrade that provides the initial stage propulsion for Lockheed Martin's Titan IV B heavy-lift launch vehicle is used by the U.S. Air Force. ATK completed production on this program in early calendar year 2002. Two motors are used per launch. These motors have three composite case segments. ATK also has a contract for Titan launch operations support through September 2003 (with a proposed extension through April 2005) for inspection and oversight of solid rocket motor processing operations at the launch sites.

  •
  Graphite Epoxy Motors, or GEM.    The GEM series of propulsion systems are used as solid strap-on boosters for Boeing's Delta launch vehicle family, which consists of the Delta II, Delta III, and Delta IV vehicles. The Delta II is a medium-lift expendable launch vehicle developed for both government and commercial applications. The Delta II employs the GEM-40, a graphite epoxy motor measuring 40 inches in diameter. ATK also produces, under contract to Boeing, a larger strap-on GEM-46 booster for the enhanced medium-lift Delta III expendable launch vehicle. Boeing also awarded ATK a contract to develop and produce a new, even larger GEM-60 booster to be used with versions of the new Delta IV expendable launch vehicle. Delta II uses either three, four, or nine motors per launch; Delta III uses nine motors per launch; and the Delta IV Medium Plus vehicle uses either two or four motors per launch.

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

  •
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

  •
  Orion Motors. Orion motors are used on the Pegasus®, Taurus®, and Minotaur launch vehicles. Pegasus® is a small-lift air-launched vehicle initially lifted by a conventional aircraft. Minotaur is a ground-launched vehicle for small payloads. Taurus® is a ground-launched vehicle for payloads larger than those that can be carried by Pegasus® and Minotaur. Pegasus® and Taurus® carry U.S. Government, foreign government, and commercial payloads. Minotaur carries only U.S. Government payloads. Each Pegasus® vehicle contains three solid propulsion stages, all produced by ATK. The three Pegasus® motors are also used in upper stages on Taurus® and two of the motors are used in upper stages on Minotaur. Minotaur also uses two refurbished motors from excess Minuteman strategic missiles.

        Strategic.    ATK provides propulsion systems for strategic missiles such as the Trident II and Minuteman, as well as those being proposed for Ground-based Midcourse Defense.

  •
  Intercontinental Ballistic Missiles.    Trident II is a submarine-launched intercontinental ballistic missile composed of three solid propulsion stages. ATK produces each of the three solid propulsion stages of this missile under a contract with Lockheed Martin. In addition to the Trident II production contract, ATK has contracts with Lockheed Martin to provide operational support services for the U.S. Navy's existing fleet of both Trident I and Trident II missiles.

    Through a joint venture with Pratt & Whitney Space and Missile Propulsion of United Technologies Corporation, ATK produces replacement solid rocket motors for all three stages of Minuteman III, which is a silo-launched intercontinental ballistic missile. ATK also refurbishes excess Minuteman solid rocket motors for use as U.S. Air Force target vehicles. ATK developed and produced all first stage motors for the Peacekeeper and Minuteman I, II, and III missiles, and third stages for both the Peacekeeper and Minuteman II missiles for the U.S. Air Force and provides continuing aging studies and some operational support services for these missile systems.

  •
  Ground-based Midcourse Defense.    ATK is currently working as a motor supplier and subcontractor for the development and testing phase for multiple boost vehicle configurations of the U.S. Government's Ground-based Midcourse Defense ground-based interceptor for incoming ballistic missiles. ATK is developing a vectorable nozzle version of the Delta II GEM-40 booster for Lockheed Martin to be used as the first stage in one vehicle configuration and is under contract to Orbital Sciences for derivatives of the three Pegasus motors in a second boost vehicle configuration. ATK is well positioned to participate in all evolving configurations while spiral development and future deployment options are exercised over the next few years.

        Space Launch Vehicle Structures.    ATK is under contract with Boeing to produce composite structures for its Delta II, III, and IV family of expendable launch vehicles. For the Delta IV, ATK makes the common booster core nose cones, interstages, composite payload fairing, payload adapters, and other large vehicle structures. ATK also produces large launch vehicle structure components for Lockheed Martin's Atlas V family of expendable launch vehicles, including interstages and a heat shield. Other launch vehicle structures being produced include the payload fairing for Pegasus®, and a payload adapter structure for Ariane V. ATK also produces composite cases for several solid rocket motors. Current programs include GEM motor cases for Delta II, III, and IV; Ground-based Midcourse Defense; Trident II first and second stage; and cases for motors used in Pegasus®, Taurus®, Athena, Minotaur, and Arrow II. ATK is developing low-cost, higher-performing launch structures technology under contract to the Air Force Research Laboratory.

        Aircraft Structures.    ATK has a contract to develop and produce fuselage skins for the Bell 609 commercial tilt-rotor aircraft. ATK is also under contract to produce a counterbalance mechanism for the C-17 transport aircraft, composite door springs for Boeing's 767 commercial aircraft and composite pivot shafts, stabilator skins and bypass offtake screens for F/A-22 military aircraft, and Global Hawk wing components. ATK produces exhaust components for the RAH 66 Comanche program and radomes/supporting structures for the Wedgetail program. Other new business opportunities being pursued include composite structure components on the F/A-18, C-17, F/A-22, and Joint Strike Fighter (JSF) military aircraft.

        Satellites.    ATK designs and fabricates composite structure components and assemblies for commercial, civil, and military satellites. Products include instrument benches and dimensionally stable assemblies, antennae and reflector assemblies, spacecraft bus structures, power systems components, and other component parts.

        Other Aerospace Products.    ATK also manufactures visible and infrared illuminating devices and laser initiation devices. ATK also provides solid rocket motor propellant reclamation services. ATK is a leader in propulsion technology and development and has multiple contracts with U.S. Government laboratories including the Air Force Research Laboratory.

Precision Systems

        The Precision Systems operating segment supplies gun-launched precision-guided munitions, propulsion for missile defense systems, tactical missile systems, tactical rocket motors and warheads, upper stages for spacecraft and launch vehicles, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, electronic warfare and support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, tank ammunition, medium-caliber gun systems, and medium-caliber ammunition.

        The following table summarizes the principal programs in ATK's Precision Systems operating segment, including identification of the customer and the ultimate end-user (an * indicates that the programs and products are currently in development):

Principal Programs	Primary Customer	Ultimate End-User	Description
Precision Munitions:
Mid Range Munition (MRM)*	U.S. Army	U.S. Army	Precision-guided kinetic energy ammunition for the Future Combat System (FCS) used during line-of-sight and beyond line-of-sight engagements requiring precision fire.
Autonomous Naval Support Round (ANSR)*	U.S. Navy	U.S. Navy	Development of a five-inch rocket-assisted gun-launched guided projectile for the U.S. Navy's Naval Surface Fire Support (NSFS) requirement.

Advanced Gun System Long Range Land Attack Projectile (AGS LRLAP)*	Lockheed Martin	U.S. Navy	Development and transition to production of the aft assembly for the 155mm rocket-assisted gun-launched guided projectile being developed for the DD(X) Advanced Gun System.
Extended Range Guided Munition (ERGM)*	Raytheon	U.S. Navy	Propulsion system for rocket-assisted gun-launched projectile.
Missile Defense:
Third Stage Rocket Motor (TSRM)*	Raytheon	U.S. Navy	Third Stage Rocket Motor and solid DACS are being developed for use in the Standard Missile 3 configuration
Divert and Attitude Control (DACS)*	Raytheon	U.S. Navy	interceptor missiles for Navy Aegis Ballistic Missile Defense system.
Advanced Solid Axial Stage (ASAS) Boosters	Raytheon, Lockheed Martin	Missile Defense Agency	ASAS boosters are the leading candidates for emerging Missile Defense Agency boost phase intercept requirements.
Missile Systems:
Advanced Anti-Radiation Guided Missile (AARGM)*	U.S. Navy	U.S. Navy	Upgrade to the AGM-88 High-Speed Anti-Radiation Missile (HARM) designed to counter threat shutdown tactics and improve accuracy using an advanced precision strike guidance system.
Quick Bolt*	U.S. Navy	U.S. Navy	Enhancements to AARGM improving situational awareness and weapon impact assessment.
High Speed Anti-Radiation missile Demonstration (HSAD)*	U.S. Navy	U.S. Navy	Upgraded forebody (seeker, payload, and transition section) for Office of Naval Research demonstration program for the next generation anti-radiation weapon.
Tactical Rocket Motors and Warheads:
Air-to-Air:
Advanced Medium-Range Air-to-Air Missile (AMRAAM)	Raytheon	U.S. Air Force, U.S. Navy, and allied nations	Propulsion and warhead for the AIM-120 Advanced Medium-Range Air-to-Air Missile.
Sidewinder	Raytheon	U.S. Navy and U.S. Air Force	Propulsion for the AIM-9X and AIM-9M Sidewinder air-to-air missile.
Sparrow	U.S. Navy	Allied nations	Propulsion for the AIM-7 air-to-air missile and the RIM-7 Sea Sparrow surface-to-air missile.

Air-to-Ground:
Hellfire/Longbow	Lockheed Martin	U.S. Army, U.S. Marines, and allied nations	Solid propulsion for the AGM-114 anti-armor air-to-surface missile, generally fired from helicopters. It has also been launched from the Predator Unmanned Aerial Vehicle (UAV).
Brimstone	Boeing	U.K. Ministry of Defense	Propulsion for anti-armor air-to-surface missile. ATK is also responsible for the shaped charge warhead.
Sensor Fuzed Weapon	Textron	U.S. Air Force and allied nations	Propulsion for sensor fuzed weapon anti-armor cluster munitions.
Maverick	Raytheon	U.S. Air Force, U.S. Navy, and allied nations	Propulsion, heavy and light warhead for the AGM-65 air-to-surface missile.
Harpoon	Boeing	U.S. Navy and allied nations	Solid propulsion booster motor for the Harpoon missile.
Ground-to-Ground:
Tube-launched, Optically-tracked, Wire-guided (TOW-2) Missile	Raytheon	U.S. Army and allied nations	Propulsion for tube-launched, optically-tracked, wire-guided anti-tank missile.
Line-of-Sight Anti-Tank (LOSAT)*	Lockheed Martin	U.S. Army	Propulsion for the LOSAT kinetic energy missile that will defeat advanced armor systems.
Compact Kinetic Energy Missile (CKEM)*	Raytheon, Miltec	U.S. Army	Propulsion for CKEM that will defeat advanced armor systems.
Predator	Lockheed Martin	U.S. Marines	Propulsion for a shoulder launched anti-tank missile.
Mongoose*	BAE Systems	U.S. Army	Tractor motor for deploying a mine detonation net.
Surface-to-Air:
Evolved Sea Sparrow	Raytheon	U.S. Navy and NATO countries	Propulsion for surface-to-air missile.
Rolling Airframe Missile (RAM)	U.S. Navy	U.S. Navy and German Navy	Solid propulsion for the RAM ship defense missile.
Space Stages:
STAR™ Motors and Stages	Boeing, NASA, and Lockheed Martin	Commercial and government	Rocket motors and integrated stages in a range of sizes used as customers upper stages on a variety of spacecraft and launch vehicles.

Composite Structures:
F-22 Pivot Shaft and By-Pass Screen	Lockheed Martin	U.S. Air Force	Structural component for the F-22 aircraft.
Global Hawk Wing Components	Northrop Grumman, Vought	U.S. Air Force	Wing inner support structure and flight control surfaces.
Javelin Launch Tube	Raytheon/Lockheed Martin Joint Venture	U.S. Army	Fully integrated composite launch tube with sighting mechanism.
Soldier Weapon Systems:
XM29*	U.S. Army	U.S. Army	Lightweight, shoulder-fired weapon that fires standard 5.56mm Ammo and Air-Bursting Grenades.
XM8*	U.S. Army	U.S. Army	XM29 5.56mm rifle portion as a stand-alone assault rifle.
Air Weapons:
Crash Pad	U.S. Air Force	U.S. Air Force	An improved, air delivered 2000 lb MK-84 munition (designated BLU-119 / B).
Fuzes and Proximity Sensors:
Gun Hardened Fuzes:
Multi-Function Fuze (MFF)*	U.S. Navy	U.S. Navy	Electronic fuze designed to allow projectiles to attack both ground and air targets.
M734A1 Safe and Arming Device	L-3/KDI Precision Products Inc.	U.S. Army	M734 multi-option mortar fuze has proximity, near-burst, impact, and delay setting capabilities.
Multi-Option Fuze for Artillery (MOFA)	U.S. Army	U.S. Army	NATO-standard all-purpose artillery fuze for bursting munitions. Inductively set to detonate by target proximity, time, delay after impact, or upon impact.
Electronic Time Fuze for Mortars (ETFM)	U.S. Army	U.S. Army	Electronic fuze to replace multiple mechanical Mortar fuzes.
Air Armament Fuzes:
Hard Target Smart Fuze (HTSF)*	U.S. Air Force	U.S. Air Force	Flexible, single-fuzing system designed for bomb and missile penetrator weapons.
DSU-33 Proximity Sensor	U.S. Air Force	U.S. Air Force	Proximity sensor that detonates bombs as they approach the ground.

Electronic Warfare Systems and Electronic Support Equipment:
AAR-47 Missile Warning System	U.S. Navy	U.S. Navy, U.S. Air Force, and international customers	Electronic Warfare system designed to protect helicopters and slow/low-flying aircraft against surface-to-air missiles.
Common Munitions BIT/Reprogramming Equipment (CMBRE)	U.S. Air Force	U.S. Air Force, U.S. Navy, and international customers
Portable flight line tester designed to interface with smart munitions. CMBRE initiates built-in-test (BIT), provides BIT status, and uploads/downloads Operational Flight Programs (OFPs) and mission planning data.
Barrier Systems:
Volcano	U.S. Army	U.S. Army	Anti-tank barrier dispensed by either ground vehicles or helicopters.
Spider*	U.S. Army	U.S. Army	Land barrier system that uses operators in the loop to avoid indiscriminate activation.
VLSAS International	Allied nations	Allied nations	Vehicle-launched scatterable anti-tank barrier system.
Lithium and Lithium-ION Batteries:
Multi-Option Fuze for Artillery (MOFA) Battery	U.S. Army and L-3/KDI Precision Products Inc.	U.S. Army	Lithium reserve battery for artillery applications.
Advanced Sailor Delivery System (ASDS) Battery*	U.S. Navy	U.S. Navy	Lithium-ION polymer rechargeable battery for underwater vehicle propulsion.
Tank Ammunition:
120mm Training Ammo	U.S. Army	U.S. Army, U.S. Marines, and allied nations	Training ammunition for the Abrams tanks of the U.S. forces and allied nations.
M829A3 Tactical Ammo	U.S. Army	U.S. Army	Tactical ammunition for the Abrams tank.
M830A1 Tactical Ammo	U.S. Army	U.S. Army and U.S. Marines	Tactical ammunition for the Abrams tank.
120mm Egypt Co-Pro	U.S. Army	Egyptian Government	Equipment and services to establish manufacturing of 120mm training ammunition in Egypt.

Medium-Caliber Chain Guns:
25mm M242 Bushmaster	U.S. Army, U.S. Navy, and allied nations	U.S. Army, U.S. Navy, and allied nations	Chain gun used on the U.S. Army's Bradley Fighting Vehicle and the U.S. Marine's Light Armored Vehicle (LAV).
30/40mm MK44	U.S. Marines, U.S. Navy, and allied nations	U.S. Marines, U.S. Navy, and allied nations	Chain gun used by the U.S. Marines for the Advanced Amphibious Assault Vehicle (AAAV) and the CV9030 fighting vehicle.
30mm M230	U.S. Army	U.S. Army and allied nations	Chain gun used on the U.S. Army's AH-64 Apache and Apache Longbow helicopters.
Medium-Caliber Ammunition:
25/30mm Medium-caliber Training Ammo	U.S. Army	U.S. Army, U.S. Navy, U.S. Marines, and U.S. Air Force	Medium-caliber training ammunition for ground vehicle and aircraft mounted guns.
Turkiye Co-Pro/Ammo Systems	Makina Ve Kimya Endustrisi Kurumu	Turkish Government	Equipment and services to establish manufacture of 25mm ammunition in Turkiye.
GAU-8 30mm Ammo	U.S. Army	U.S. Air Force	30mm ammunition for the A-10 aircraft.
20mm Ammo	U.S. Army	U.S. Air Force, U.S. Navy, and allied nations	Medium-caliber ammunition for aircraft mounted guns.
LW30 Tactical Ammo	U.S. Army	U.S. Army	Lightweight 30mm tactical ammunition for the Apache helicopters.

        Precision Munitions.    ATK is applying its capabilities in system engineering, Guidance, Navigation and Control (GNC), airframes, propulsion, warheads, and gun hardened electronics to the development of the next generation of precision munitions. Current key development contracts include:

  •
  Mid Range Munition (MRM). ATK is developing an extended range kinetic energy tank round for use by the U.S. Army's Future Combat System (FCS). This smart tank round incorporates a multi-mode seeker and advanced rocket motor to locate and destroy intended targets at beyond-line-of-sight ranges.

  •
  Autonomous Naval Support Round (ANSR). ATK is leading an industry team developing a ballistic trajectory, Global Positioning System (GPS) guided solution to U.S. Navy and U.S. Marine requirements for affordable, long-range, precise artillery. ANSR differs from other approaches in its simplicity and relatively low cost, as well as its application to various gun types and calibers. ANSR's application to the existing Navy inventory of 5"/54-caliber guns enables rapid introduction throughout the fleet, providing the Navy a break-through improvement in fire support capability.

  •
  Advanced Gun System Long Range Land Attack Projectile (AGS LRLAP). ATK is supporting Lockheed Martin Missiles and Fire Control with development and transition to production of the round's aft assembly that includes airframe, tail fin assembly, and rocket motor for this 155mm extended range guided projectile for the Advanced Gun System under development for DD(X).

        ATK has an agreement with GIWS, a joint venture between Rheinmetall W & M GmbH and Diehl Munitions System GmbH & Co. KG., to sell the SMArt 155® 155mm sensor fuzed munition in the United States and other countries. ATK estimates that future Army funding for a Sensor Fuzed Munition program appears likely in 2004 for inter-operability confirmation of the SMArt 155® system with follow-on production potential in 2006.

        In July 2002, ATK initiated internal funding for the development and pursuit of an Army Course Correction Module (2-D) for conventional 155mm artillery ammunition. ATK anticipates competitive Army funding in 2003 and 2004 for a technology demonstration program. Successful development would provide precision system accuracy for existing stocks of standard 155mm artillery ammunition.

        Missile Defense.    ATK is supplying all new propulsion elements for Raytheon's STANDARD Missile-3 (SM-3). SM-3 is a component of the U.S. Navy Aegis Ballistic Missile Defense System, slated for initial deployment in 2004 at President Bush's direction. ATK contributions include the Mk136 ASAS™-derived Third Stage Rocket Motor (TSRM) and the solid divert and attitude control system (SDACS) for the missile's Mk142 Kinetic Warhead (KW). The Mk136 TSRM is a dual-pulse rocket motor with integral thrust vector and attitude control systems. It provides the velocity required to track and engage the target. The SDACS provides the final lateral thrust to enable hit-to-kill intercepts.

        ATK is well positioned for emerging Missile Defense Agency boost phase intercept requirements, such as Kinetic Energy Interceptor, with its Advanced Solid Axial Stage (ASAS™) boosters. The ASAS™ booster family represents the result of significant government investment in advanced component technologies and manufacturing processes, along with ATK investment in motor demonstration tests. ATK is also developing technologies on programs such as the Miniature Kill Vehicle that will lower cost and enhance performance of future divert and attitude control systems.

        Missile Systems.    ATK is combining the missile system engineering capabilities it gained it its acquisition of Science and Applied Technologies, Inc. (SAT) in October 2002 with its traditional strengths in propulsion, warheads, and high volume manufacturing in the pursuit of key missile systems opportunities. Key current programs include:

  •
  AGM-88E Advanced Anti-Radiation Guided Missile (AARGM). AARGM is an innovative, multi-sensor, fuzed weapon system upgrade to the current generation AGM-88 High Speed Anti-radiation Missile (HARM). AARGM employs a multi-sensor guidance system capable of engaging enemy air defenses even after shut down of radar emissions. AARGM's multi-sensor fuzed design incorporates state-of-the-art passive and active radar systems that are integrated in a distributed architecture to provide enhanced performance and modular growth to meet evolving threat capabilities. ATK is in the process of transitioning this program to the System Development and Demonstration phase and anticipates low rate production by 2008.

  •
  Quick Bolt. The Quick Bolt program takes the baseline AARGM weapon system and adds features to enhance situational awareness and provide weapon impact assessment. With this capability, the weapon, while on the wing of the tactical aircraft, receives enemy target information in real time. This information is displayed in the cockpit and provides additional situational awareness to the pilot. After launch and just prior to impact, the weapon will transmit an encrypted, Weapon Impact Assessment (WIA) burst message back to national assets via its Quick Bolt transmitter, providing information regarding the weapon and target locations, and features about the target which it is about to destroy. The Quick Bolt Advanced Concept Technology Development (ACTD) program is jointly funded by the U.S. Navy, Office of the Secretary of Defense's ACTD program office, and the National Reconnaissance Office.

  •
  High Speed Anti-radiation missile Demonstration (HSAD). ATK is under contract to provide the forebody (seeker, payload, and transition section) for the Office of Naval Research's demonstration program known as HSAD. This program is intended to develop and demonstrate a next-generation anti-radiation weapon that will fly twice the range of the current HARM at two to three times the average velocity. Ultimately, this weapon will provide the U.S. Navy the capability to prosecute enemy air defenses, command and control systems, and other time-critical targets from a safe, stand-off distance and will be deployable from all planned U.S. Navy tactical aircraft including the F/A-18C/D/E/F, the EA-6B and follow-on airplane, the JSF, and the Unmanned Combat Air Vehicle (UCAV).

        Tactical Rocket Motors and Warheads.    ATK designs, develops, and supplies solid propulsion systems and advanced warheads for tactical weapons used by the U.S. Army, U.S. Navy, and U.S. Air Force. These include air-to-air missiles, air-to-ground missiles, ground-to-ground missiles, and ground-to-air missiles.

  •
  Air-to-Air. ATK is the sole producer of air-to-air missile propulsion for the U.S. Department of Defense. The AIM-120 Advanced Medium-Range Air-to-Air Missile (AMRAAM) is beginning Lot 16 of 24 planned production lots. In addition, rocket motors for the AIM-9X and AIM-9M Sidewinder and the AIM-7 Sparrow air intercept missiles are being produced. Technology development programs include next generation propulsion systems for AMRAAM and AIM-9X.

  •
  Air-to-Ground. Major production programs include the AGM-114 Hellfire II/Longbow and Brimstone rocket motors and warheads; all are anti-armor missiles fired from rotary wing and fixed wing aircraft. The Sensor Fuzed Weapon is used to neutralize land combat vehicles, defeating multiple targets from a single munitions dispenser. The AGM-65 Maverick is a general purpose air-to-ground missile. A technology development program is the Controllable Thrust for Common Missile, an advanced anti-armor missile.

  •
  Ground-to-Ground. ATK has been the U.S. Army's primary supplier of launch and flight motors for the TOW-2 (a tube launched, optically tracked, wire guided anti-tank missile) since the program's inception in 1981. ATK produces the propulsion for the Line-of-Sight Anti-Tank (LOSAT) missile, a high-speed kinetic energy missile used to defeat advanced armor systems. ATK is developing propulsion systems for the Predator, an integral launch and flight propulsion system for a shoulder launched anti-tank missile; Mongoose, a tractor motor for deploying a mine detonation net for advancement of combat vehicles on the battlefield; and Compact Kinetic Energy Missile (CKEM), a kinetic energy missile that will defeat advanced armor systems.

  •
  Surface-to-Air. Major production programs include the Evolved Sea Sparrow Missile (ESSM), a longer range version of the Sea Sparrow propulsion system; the RIM-7 Sparrow, the current medium range ship defense missile; and the rocket motor case for the MK112 RAM propulsion system, a short range ship defense missile.

        Space Stages.    The STAR™ family of motors are used as the upper stages for a variety of launch vehicles, for final positioning of satellites, or to propel a spacecraft beyond earth's orbit. These motors come in a wide variety of sizes (3 to 92 inch diameter) to meet a range of payload applications. STAR™ motors have a 40-year history with more than 3600 successful tests and flights and a 99.87% success rate. Integrated STAR™ stages combine proven STAR™ motors with attachment structures and a common avionics module to provide advanced upper stages that are ELV and Shuttle compatible. Most notably, STAR™ 48 motors serving as Delta II ELV upper stages and STAR™ 37FM motors used as spacecraft apogee kick motors (AKMs) have been used to deploy and maintain the USAF Global Positioning System (GPS). STAR™ motors are also under consideration for spiral evolution paths of the Ground-based Midcourse Defense system.

        Composite Structures.    ATK is the sole source producer of composite Javelin Launch Tubes, composite sabots for the M829A3 Tactical Round, and composite Pivot Shafts and By-Pass Screens for the F22 Aircraft. ATK received a contract in 2002 for composite components on the redesigned Global Hawk Wing. Other composite structure opportunities include structural components for missiles, military land vehicles, Navy ships, gun turrets, torpedo launch tubes, composite overwrapped pressure vessels for use on satellites, and various structures for liquid propulsion tanks.

        Soldier Weapon Systems.    XM29 is a lightweight, shoulder-fired dual weapon system designed to gradually replace select weapons of the Infantry Squad. The system consists of a combined weapon that fires both a high-explosive air-bursting munition with a smart fuze and a 5.56mm kinetic energy round and utilizes a full function fire control system including day optics, laser range finder, and thermal sights. ATK is responsible for development and systems integration of the weapon system and its family of ammunition. XM8 is the 5.56mm portion of the XM29 weapon being designed as a separable / stand-alone assault rifle with the primary focus on commonality with the XM29 system.

        Air Weapons.    Crash Pad, or BLU—119 / B, is a weapon that was delivered under an accelerated program with the Defense Threat Reduction Agency (DTRA) and the Air Force Research Laboratory (AFRL) to destroy / neutralize an enemy's access to weapons of mass destruction. The weapon consists of an improved MK-84 (2000 lb) munition loaded with a unique fill and a Joint Direct Attack Munition (JDAM) tail kit. ATK developed and flight-tested the new munition with DTRA and the U.S. Air Force in less than six months.

        Fuzes and Proximity Sensors.    ATK designs, develops, and supplies fuzes and proximity sensors for tactical weapons used by the U.S. Army, Navy, and Air Force. These include gun hardened and air armament fuzes.

  •
  Gun Hardened Fuzes. ATK's sole source fuze production programs include the safe and arming subsystem for the M734A1 fuze for mortar rounds. The safe and arming subsystem ensures that a round is armed and ready to fire only after it has met specific safety events during launch. ATK is also developing and has been awarded a Low Rate Initial Production contract for the U.S. Navy's Mk419 Multi-Function Fuze (MFF), which provides point detonation, delay, variable time, and proximity functions including air mode. ATK is developing the U.S. Army's Electronic Time Fuze for Mortars (ETFM). ATK is also under a multi-year contract to produce the M782 Artillery Multi-Option Fuze for Artillery (MOFA), which is the U.S. Army's next-generation, NATO-standard all-purpose artillery fuze for bursting munitions. It is inductively set to detonate by target proximity, time, delay after impact, or upon impact, and is operable with all existing and developmental 105mm and 155mm artillery systems.

  •
  Air Armament Fuzes. ATK is under contract to produce the DSU-33B/B proximity sensor for air-delivered bombs. This sensor allows a bomb to be detonated as it approaches the ground, thereby increasing the bomb's overall effectiveness. In addition, ATK has recently been awarded four contracts with U.S. allied nations for the production of the FMU-139 B/B bomb fuze and is currently producing in excess of 18,000 FMU-139 Accessory Kits for the U.S. Navy. ATK has a U.S. Air Force development contract for the Hard Target Smart Fuze (HTSF) and has been awarded the first two years of Pre-Production options. In addition, ATK is under contract to the U.S. Air Force to develop the next-generation hard target fuze, the Multiple Event Hard Target Fuze.

        Electronic Warfare Systems and Electronic Support Equipment.    ATK produces the AAR-47 missile warning system, a passive electro-optic threat warning device used to protect low, slow-flying helicopters, and fixed-wing aircraft by detecting ground-to-air-missiles. ATK completed qualification testing of the system that has upgraded sensors with laser warning detection along with enhanced software and central processor unit for improved probabilities of detection, longer warning times, and lower false alarm rates. ATK is currently in production on this system.

        ATK produces the Common Munitions BIT/Reprogramming Equipment, or CMBRE, which is a portable field tester/mission programmer with a common interface to support the growing U.S. inventory of smart weapons. Smart weapons provide mid-air guidance updates and can locate, track, and attack targets at extended range. Production of the Common Munitions BIT/Reprogramming Equipment is expected to continue beyond 2006.

        Barrier Systems.    ATK develops and produces advanced barrier systems. Primary production programs are the Volcano system, a modular barrier system delivered from ground and air platforms, and Shielder, a vehicle-launched smart anti-tank munition system. ATK has other international contracts and opportunities in this area. ATK also has contracts to develop the Anti-Personnel Land Mine Alternative program, or Spider, which is designed to be an integrated barrier system having operator command and control capabilities as an alternative to current potentially indiscriminate land mines and mine fields. This system is designed to provide an increased measure of operational effectiveness and minimize risks to friendly troops and civilians. ATK is a subcontractor on a team selected by the U.S. Government to develop the next-generation scatterable barrier system. ATK is at the forefront of high-technology barrier system development in the United States.

        Lithium and Lithium-ION Batteries.    ATK develops and manufactures specialized lithium batteries for U.S. and foreign military and aerospace customers. The principal lithium battery products are reserve batteries, which are used in such applications as anti-tank barriers, fuzes, and artillery systems that require long-term storage capacity. ATK has been awarded contracts for the U.S. Army's M767 and MOFA fuzes. ATK is developing a LI-ION Polymer Battery for the U.S. Navy's Advanced Sailor Delivery System (ASDS).

        Tank Ammunition.    ATK produces and develops a family of tactical and training tank rounds that is used by the Abrams tanks of the U.S. Army, Army Reserve, National Guard, U.S. Marines, and U.S. allies. Such rounds include the M830A1 multi-purpose round, the M829A3 kinetic energy round, and the M831A1 and M865 training rounds. ATK is the only producer of the M830A1 and M829A3 rounds. ATK is one of two suppliers to the U.S. Government for the M831A1 and M865 training rounds. ATK is currently under contract to the U.S. Army for development of the multi-purpose anti-tank training round for future training requirements. Some of the tank ammunition contains depleted uranium which is used for its armor penetrating qualities. Questions have been raised about the health and environmental effects of depleted uranium. ATK is also able to manufacture tank ammunition using alternatives to depleted uranium such as tungsten. As a result, ATK does not believe that a move by the U.S. Government or other customers away from the use of depleted uranium would have a material impact on ATK's results of operations or financial condition.

        Medium-Caliber Chain Guns.    ATK supplies medium-caliber gun systems to the U.S. military and allied nations. The ATK "chain gun" family of products provides greater operational safety, lethality, accuracy, and reliability than gas-powered guns. Their lighter weight and lower recoil make them desirable for rotary aircraft, light vehicle, and shipboard deck mount applications. ATK produces the 25mm M242 Bushmaster used by the U.S. Army for the Bradley Fighting Vehicle and by the U.S. Marines for the Light Armored Vehicle (LAV). The M242 has been integrated into many international vehicles for U.S. allies. Additionally, the 30/40mm Mk44 is used by the U.S. Marines for the Advanced Amphibious Assault Vehicle (AAAV) and is also in international production for U.S. allies. The 30mm M230 Chain Gun for the U.S. Army's AH-64 Apache and AH-64D Apache Longbow is also entering international production for naval patrol applications. ATK also performs maintenance, refurbishment, and logistic support services for its chain guns in support of the U.S. military and its allies.

        Medium-Caliber Ammunition.    ATK is a leading supplier of medium-caliber ammunition and fuzes and produces, designs, and develops medium-caliber ammunition for the U.S. military and U.S. allies. Production programs include:

  •
  the 25mm family of Bushmaster rounds used for the main armaments of the U.S. Army's Bradley Fighting Vehicle and the LAV, as well as by some of the U.S. Navy's shipboard defense systems and by other fighting platforms of U.S. allies;

  •
  the Lightweight 30mm family of ammunition for the U.S. Army's Apache attack helicopter;

  •
  the GAU-8/A 30mm family of armor-piercing, high-explosive incendiary and target practice rounds currently used by the U.S. Air Force's A-10 close combat support aircraft, the CV9030 infantry fighting vehicle, and planned for use on the AAAV; and

  •
  20mm ammunition for U.S. Air Force, U.S. Navy, and allied fighter aircraft.

        ATK is also the only producer of the M758, M759, and FMU-151 fuzes for the Bradley Fighting Vehicle, the Apache helicopter, and the AC-130 gun ship's high-explosive medium-caliber ammunition.

        Medium caliber development programs are focused on the improvement in reliability and lethality of the ammunition. Programs include a new mechanically fuzed family of ZAP ammunition (20mm to 30mm) for delayed initiation applications and a new electromechanically fuzed family of ammunition for air burst applications. ATK has delivered initial contract quantities of the ZAP rounds to the U.S. Air Force, U.S. Navy and U.S. Marines. ATK has also conducted a live fire demonstration for the Army (PM—Maneuver Ammunition Systems) and the Marines (AAAV Program Office) from both a Bradley Fighting Vehicle configuration and a Bushmaster II ground mount that illustrated the accuracy and repeatability of the electromechanical (turns/time) fuze for Air Burst Munition (ABM) applications.

Ammunition

        The Ammunition operating segment supplies small-caliber military ammunition, ammunition and rocket propellants, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

        The following table summarizes the principal programs in ATK's Ammunition operating segment, including identification of the customer and the ultimate end-user:

Principal Programs	Primary Customer	Ultimate End-User	Description
Small-Caliber Ammunition:
Small-Caliber Ammunition	U.S. Army and allied nations	U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, and allied nations	Only source for Department of Defense for the following small-caliber ammunition: .22 Cal.; .45 Cal.; 5.56mm, 7.62mm, .30 Cal. and .50 Cal.
Solid Extruded Propellants:
Mk-90 (Hydra 70)	General Dynamics	U.S. Government	Propellant grains for the Mk-90 rocket motor for the Hydra-70 2.75" missile.
Commercial Powder	Original equipment manufacturers	Private citizen use	Gunpowder for original equipment manufacturers and reloaders.

Medium-Caliber Propellants	U.S. Army	U.S. Army, U.S. Navy, U.S. Air Force, and U.S. Marines	Flake propellants for 20mm, 25mm, and 30mm ammunition.
Modular Artillery Charge System (MACS)	U.S. Army	U.S. Army and U.S. Marines	Triple base propellant for 155mm Artillery charges
M14	General Dynamics	U.S. Army and U.S. Marines	Single base propellant for 120mm tank training ammunition.

        Small-Caliber Ammunition.    ATK manufactures and develops small-caliber ammunition for the U.S. military, U.S. allies, federal and local law enforcement agencies, and commercial markets. ATK produced approximately 800 million rounds of ammunition in fiscal 2003 for the U.S. military and U.S. allies, consisting of .22 caliber, .45 caliber, 5.56mm, 7.62mm, .30 caliber, and .50 caliber cartridges. ATK also manufactures metal links for belting of all sizes of ammunition, ranging from 5.56mm rifle ammunition to 40mm grenades.

        ATK's small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant in Independence, Missouri, which supplies over 95% of the Army's small-caliber ammunition needs. Lake City is the Army's only small-caliber ammunition production facility. ATK took over operation of this facility on April 1, 2000 and is responsible for managing it, including leasing excess space to third parties in the private sector. ATK has a 10-year production contract to supply the Army's small-caliber ammunition needs that expires in April 2010. ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 15 years after the plant production contract, were the plant production contract not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract.

        In addition to production, ATK performs research and development for military ammunition and ammunition manufacturing and supports the Army Research Development Engineering Center at Picatinny Arsenal, New Jersey for Department of Defense sponsored product design, development, and testing. ATK is currently under contract to the U.S. Government for production quantities of 5.56mm ammunition incorporating lead-free projectiles, or "green" ammunition, and expects it will be phased into use over the next several years as a substitute for ammunition that contains lead.

        ATK also manufactures small-caliber ammunition for federal and local law enforcement agencies and commercial markets. Principal products in the civil ammunition business include ammunition for shotguns, pistols, and rifles, and industrial power loads for the construction industry. These ammunition products are marketed under a number of well-known brand names including Federal (Premium, Gold Medal, Classic, and American Eagle), CCI, Speer (Gold Dot and Blazer), and Estate Cartridge. These products are well known in their respective markets and are recognized for their quality by law enforcement officials and shooting sports enthusiasts. These products are distributed via mass merchants, specialty sporting equipment stores, specialty sporting equipment distributors, law enforcement agencies, and government agencies.

        Solid Extruded Propellants.    ATK manufactures, designs, and develops solid extruded propellants for use in over 25 types of ammunition and rockets used by the U.S. military services. ATK also loads, assembles, and packs 155mm artillery propelling charges.

        Primary production programs include propellants for multiple training and war reserve 120mm tank rounds, the modular artillery charge system, and 25mm and 30mm ammunition. ATK is also the only supplier to the U.S. Government of Mk-90 propellant grains for use in the Hydra 70 missile and launch motors for the Tube-launched, Optically-tracked, Wire-guided (TOW-2) missile. ATK is a major producer of several types of smokeless nitrocellulose, which is a primary ingredient in the manufacturing of ammunition propellants and powders. In addition to the military programs, ATK produces a wide range of commercial gun powders for manufacturers of sporting ammunition and reloaders, who make their own ammunition by refilling previously-fired cartridge casings.

        Propellant development opportunities being pursued include next-generation 2.75" rocket propellant grain, environmentally-friendly propellant, and propellant for advanced artillery charges.

        Commercial Accessories.    ATK manufactures reloading equipment, gun care products, and other accessories. Principal products in the accessories operations include reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition, gun care products and accessories, and trap-shooting products. These products are sold under well-known brand names, including RCBS, Outers, Champion Target, Weaver, Redfield, and Simmons; are distributed via mass merchants, specialty sporting equipment stores, and specialty sporting equipment distributors; and have leading market shares in their respective product categories.

Major Customers

        ATK's sales are predominantly derived from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. The various U.S. Government customers, which include the U.S. Army, the National Aeronautics and Space Administration (NASA), the U.S. Air Force, and the U.S. Navy, exercise independent purchasing power. As a result, sales to the U.S. Government generally are not regarded as constituting sales to one customer; instead, each contracting customer entity is considered a separate customer.

        The following table summarizes the approximate percentage breakdown of all fiscal 2003 sales to various categories of customers:

Sales to:
U.S. Army	26%
NASA	17%
U.S. Air Force	13%
U.S. Navy	11%
Other U.S. government customers	6%

Total U.S. government customers	73%
Commercial and international customers	27%

Total sales	100%

        ATK's U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years are summarized in the following table:

Fiscal	U.S. Government Sales
2003	$1,587 million
2002	1,353 million
2001	873 million

        This significant reliance upon contracts related to U.S. Government programs entails inherent benefits and risks, including those particular to the defense and aerospace industry. ATK derived approximately 17% of its total sales in fiscal 2003 from the reusable solid rocket motor contract with NASA. No other single contract contributed more than 10% of ATK's sales in fiscal 2003. ATK's top five contracts accounted for approximately 38% of fiscal 2003 net sales.

        The following table summarizes the approximate percentage breakdown of fiscal 2003 sales to the U.S. Government as a prime contractor and a subcontractor:

Sales as a prime contractor	60%
Sales as a subcontractor	40%

TOTAL	100%

        No single customer, other than the U.S. Government customers listed above, accounted for more than 10% of ATK's fiscal 2003 sales.

        Approximately 7.5% of fiscal 2003 sales were to foreign governments and corporations, which must be approved by the Department of Defense and the State Department. Approximately 63% of these sales are in the Precision Systems segment, 28% are in the Ammunition segment, and 9% are in the Aerospace segment. These products are sold both directly and through the U.S. Government to U.S. allies. Foreign sales for each of the last three fiscal years are summarized below:

Fiscal	Foreign Sales
2003	$164 million
2002	125 million
2001	94 million

        Major law enforcement customers include the New York City Police Department, the Federal Bureau of Investigation, and the U.S. Secret Service. Major customers of the civil ammunition business include retailers, including Wal-Mart, as well as major wholesale distributors.

Risk Factors

        ATK is subject to a number of risks, including those related to being a U.S. Government contractor. Some of the risks facing ATK are discussed below.

ATK's business could be adversely impacted by reductions or changes in U.S. Government military spending.

        As the majority of ATK's sales are to the U.S. Government and its prime contractors, ATK depends heavily on the contracts underlying these programs. Also, a significant portion of ATK's sales come from a small number of contracts. ATK's top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 38% of fiscal 2003 sales. Although ATK expects the U.S. defense budget to continue to increase over the next five years, future levels of defense spending cannot be predicted with certainty. The loss or significant reduction of a material program in which ATK participates could have a material adverse effect on ATK's operating results, financial condition, or cash flows.

        U.S. Government contracts are also dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. In addition, most U.S. Government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which ATK participates, or any contract modification as a result of funding changes, could materially delay or terminate the program. This could have a material adverse effect on ATK's operating results, financial condition, or cash flows.

ATK may not be able to react to increases in its costs due to the nature of its U.S. Government contracts.

        ATK's U.S. Government contracts can be categorized as either "cost-plus" or "fixed-price."

        Cost-Plus Contracts.    Cost-plus contracts are either cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee contracts. Cost-plus-fixed-fee contracts allow ATK to recover its approved costs plus a fixed fee. Cost-plus-incentive-fee contracts and cost-plus-award-fee contracts allow ATK to recover its approved costs plus a fee that can fluctuate based on actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.

        Fixed-Price Contracts.    Fixed-price contracts are either firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, ATK agrees to perform certain work for a fixed price and absorb any cost underruns or overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract prices may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed-price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns, which could have a material adverse effect on operating results, financial condition, or cash flows. The U.S. Government also regulates the accounting methods under which costs are allocated to U.S. Government contracts.

        The following table summarizes how much each of these types of contracts contributed to ATK's U.S. Government business in fiscal 2003:

Cost-plus contracts:
Cost-plus-fixed-fee	12%
Cost-plus-incentive-fee/cost-plus-award-fee	35%
Fixed-price contracts:
Firm-fixed-price	44%
Fixed-price-incentive/fixed-price-level-of-effort	9%

TOTAL	100%

Contracts are subject to termination.

        The U.S. Government may terminate its contracts with its suppliers, either for its convenience or in the event of a default by the contractor. If a cost-plus contract is terminated, the contractor is entitled to reimbursement of its approved costs. If the termination is for convenience, the contractor is also entitled to receive payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated, the contractor is entitled to receive payment for items delivered to and accepted by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default:

  •
  the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government;

  •
  the U.S. Government is not liable for the contractor's costs for unaccepted items, and is entitled to repayment of any advance payments and progress payments related to the terminated portions of the contract; and

  •
  the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

ATK is subject to procurement and other related laws and regulations, non-compliance with which may expose ATK to adverse consequences.

        ATK is subject to extensive and complex U.S. Government procurement laws and regulations, along with ongoing U.S. Government audits and reviews of contract procurement, performance, and administration. ATK could suffer adverse consequences if it were to fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of munitions and other controlled products and commodities; or commit a significant violation of any other federal law. These consequences could include contract termination; civil and criminal penalties; and under certain circumstances, ATK's suspension and debarment from future U.S. Government contracts for a specified period of time. In addition, foreign sales are subject to greater variability and risk than ATK's domestic sales. Foreign sales subject ATK to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to ATK.

Novation of U.S. Government contracts involves risk.

        When U.S. Government contracts are transferred from one contractor to another, such as in connection with the sale of a business, the U.S. Government may require that the parties enter into a novation agreement. A novation agreement generally provides that:

  •
  the transferring contractor guarantees or otherwise assumes liability for the performance of the acquiring contractor's obligations under the contract;

  •
  the acquiring contractor assumes all obligations under the contract; and

  •
  the U.S. Government recognizes the transfer of the contract and related assets.

        ATK has completed novation agreements covering U.S. Government contracts acquired in the Hercules Aerospace Company, Boeing Ordnance, and Science and Applied Technology, Inc. acquisitions. These novation agreements provide that ATK assumes all obligations under the acquired contracts and that the U.S. Government recognizes the transfers to ATK of the acquired contracts and related assets. Under each novation agreement, the acquired contracts are scheduled to be performed over time, and it is not expected that they will be fully and finally discharged for several years. Under each novation agreement, the seller of the respective assets has agreed to indemnify ATK against any liability that ATK may incur under the novation agreement caused by any prior failure by the seller to perform its obligations under its respective novated contracts. ATK has agreed to indemnify the seller against any liability that the seller may incur under the novation agreement caused by any failure by ATK to perform its obligations under the novated contracts.

        ATK was not required to novate the U.S. Government contracts acquired in the Thiokol acquisition because ATK acquired Cordant's stock, rather than the assets of the business. ATK has provided the U.S. Government with a corporate guarantee that its obligations under the contracts will be fulfilled. ATK did not acquire any U.S. Government contracts that required novation in the acquisition of the civil ammunition business. ATK was not required to novate the U.S. Government contracts acquired in the Composite Optics, Inc. (COI) acquisition because ATK acquired COI's stock, rather than the assets of the business.

Other risks associated with U.S. Government contracts may expose ATK to adverse consequences.

        In addition, like all U.S. Government contractors, ATK is subject to risks associated with uncertain cost factors related to:

  •
  scarce technological skills and components;

  •
  the frequent need to bid on programs in advance of design completion, which may result in unforeseen technological difficulties and/or cost overruns;

  •
  the substantial time and effort required for design and development;

  •
  design complexity;

  •
  rapid obsolescence; and

  •
  the potential need for design improvement.

ATK is subject to intense competition and therefore may not be able to compete successfully.

        ATK encounters competition for most contracts. Some of these competitors have substantially greater financial, technical, marketing, manufacturing, distribution, and other resources. ATK's ability to compete for these contracts depends to a large extent upon:

  •
  its effectiveness and innovativeness of research and development programs;

  •
  its ability to offer better program performance than the competitors at a lower cost;

  •
  its readiness with respect to facilities, equipment, and personnel to undertake the programs for which it competes; and

  •
  its past performance and demonstrated capabilities.

        In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition. ATK's sole-source contracts accounted for 61% of U.S. Government sales in fiscal 2003 and include the following programs: reusable solid rocket motor (RSRM) Space Shuttle boosters, Trident II missiles, Minuteman III Propulsion Replacement Program, Titan IV solid rocket motor upgrade space boosters, Advanced Medium-Range Air-to-Air Missile (AMRAAM), Hellfire, Sensor Fuzed Weapon propulsion systems, M830A1 multi-purpose tank ammunition rounds, Volcano anti-tank scatterable barriers, M758 fuze for medium-caliber ammunition, the AAR-47 missile warning system, Javelin launch tubes, M829A3 tank ammunition, Solid Divert and Attitude Control Systems and Third Stage Rocket Motors (SDACS/TSRM), STAR™ Motors, and Advanced Anti-Radiation Guided Missile (AARGM).

        In the commercial ammunition and accessories markets, ATK competes against manufacturers that have well-established brand names and strong market positions.

        ATK generally faces competition from a number of competitors in each business area, although no single competitor competes along all three of ATK's operating segments. ATK's principal competitors in each of its operating segments are as follows:

          Aerospace: Pratt & Whitney Space and Missile Propulsion of United Technologies Corporation; Aerojet-General Corporation, a subsidiary of GenCorp Inc.; Atlantic Research Corporation, a subsidiary of Sequa Corporation; The Boeing Company; Lockheed Martin Corporation; Raytheon Company; Bell Helicopter Textron, a subsidiary of Textron Inc.; Northrop Grumman Corporation; Applied Aerospace Structures Corporation; Programmed Composites Inc., a division of Pressure Systems, Inc.; GKN plc; Aurora Bearing Company; AAR Corp.; Ducommun Incorporated; Marion and Lincoln Composites, both subsidiaries of General Dynamics Corporation; Vought Aircraft Industries, Inc.; and Goodrich Corporation.

          Precision Systems: General Dynamics Ordnance and Tactical Systems, Inc., (GD-OTS) a subsidiary of General Dynamics Corporation; Raytheon Company; Textron Inc.; L3/KDI; L3/Bulova Technologies; and Giat Industries S.A.

          Ammunition: GD-OTS; Winchester Ammunition of Olin Corporation; Remington; and various importers, including P.M.C., Fiocchi, and Selliers & Belloitt.

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

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process could adversely impact ATK.

        Key raw materials used in ATK's operations include aluminum, steel, steel alloys, copper, brass, lead, graphite fiber, prepreg, hydroxy terminated polybutadiene, epoxy resins and adhesives, ethylene propylene diene monomer rubbers, nitrocellulose, diethylether, x-ray film, plasticizers and nitrate esters, impregnated ablative materials, various natural and synthetic rubber compounds, polybutaadiene, acrylonitrile, and ammonium perchlorate. ATK also purchases chemicals; electronic, electro-mechanical and mechanical components; subassemblies; and subsystems which are integrated with the manufactured parts for final assembly into finished products and systems.

        ATK closely monitors sources of supply to assure that adequate raw materials and other supplies needed in manufacturing processes are available. As a U.S. Government contractor, ATK is frequently limited to procuring materials and components from sources of supply approved by the U.S. Department of Defense (DoD). In addition, as business conditions, the DoD budget, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The supply of ammonium perchlorate, a principal raw material used in ATK's operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion, or other problem impacting all production. ATK also presently relies on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for graphite fiber. Although other sources of graphite fiber exist, the addition of a new supplier would require ATK to qualify the new source for use.

        Current suppliers of some insulation materials used in rocket motors have announced plans to close manufacturing plants and discontinue product lines. These materials include polymers used in ethylene propylene diene monomer rubber insulation and aerospace grade rayon used in nozzles. ATK has qualified new replacement materials for certain programs. For other programs, ATK has produced sufficient inventory to cover program requirements through 2004 and is in the process of qualifying new replacement materials. ATK expects these new materials to be qualified in time to meet future production needs.

        Prolonged disruptions in the supply of any of ATK's key raw materials, difficulty completing qualification of new sources of supply, or implementing use of replacement materials or new sources of supply could have a material adverse effect on ATK's operating results, financial condition, or cash flows.

Due to the volatile and flammable nature of its products, fires or explosions may disrupt ATK's business.

        Many of ATK's products involve the manufacture and/or handling of a variety of explosive and flammable materials. From time to time, these activities have resulted in incidents which have temporarily shut down or otherwise disrupted some manufacturing processes, causing production delays and resulting in liability for workplace injuries and fatalities. ATK has safety and loss prevention programs which require detailed pre-construction reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies. However, ATK cannot ensure that it will not experience similar incidents in the future or that any similar incidents will not result in production delays or otherwise have a material adverse effect on its results of operations, financial condition, or cash flows.

ATK is subject to environmental rules and regulations, non-compliance with which may expose ATK to adverse consequences.

        ATK's operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, fines, and penalties, or third party property damage or personal injury claims, as a result of violations or liabilities of environmental laws or non-compliance with environmental permits.

        ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements. As part of its acquisition of the Hercules Aerospace Company, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules's representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. Hercules' environmental indemnity obligation relating to contamination on federal lands remains effective, provided that ATK gives notice of any claims related to federal lands on or before December 31, 2005.

        One of the Hercules Facilities is ATK's Bacchus facility in Magna, Utah. In December 2001, ATK received notice from the State of Utah of a potential claim against ATK under Section 107(f) of CERCLA for natural resource damages at Bacchus. The notice letter, which was issued to preserve the State's rights under CERCLA, also expressly acknowledged the State's willingness to allow ATK to go forward with its currently-planned monitoring and remediation program. The State's preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules' manufacturing operations at the site. ATK has had discussions with the State regarding this claim and entered into a tolling agreement with the State in fiscal 2002. In fiscal 2003, ATK entered into a similar tolling agreement with the State regarding the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol. These agreements effectively defer the bringing of any potential claim against ATK by the State for a period of at least 10 years. They allow ATK time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. Although ATK has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to ATK with respect to the affected areas, ATK cannot yet predict if or when a suit may be filed against it, nor can ATK determine any additional costs that may be incurred in connection with this matter.

        Under the Thiokol purchase agreement, ATK generally assumed responsibility for environmental compliance at the acquired facilities. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29 million; ATK and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, subject to ATK having appropriately notified Alcoa of any issues prior to January 30, 2004; and ATK is responsible for any payments in excess of $49 million.

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

        ATK also has an indemnification agreement from The Boeing Company in connection with the facilities of ATK Gun Systems.

        ATK cannot ensure that the U.S. Government, Hercules, Alcoa, Blount, or other third parties will reimburse it for any particular environmental costs or reimburse ATK in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. ATK's failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, Blount, or other third parties could have a material adverse effect on its operating results, financial condition, or cash flows. While ATK has environmental management programs in place to mitigate these risks, and environmental laws and regulations have not had a material adverse effect on ATK's operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.

Backlog

        Total backlog, which includes the estimated value of contracts awarded to ATK but for which revenue has not yet been recognized, plus the value of unexercised options, was $5.2 billion as of March 31, 2003, compared to $5.6 billion as of March 31, 2002. The decrease in backlog during fiscal 2003 results primarily from the NASA reusable solid rocket motor (RSRM) program. The current RSRM contract extends through May 2007. RSRM backlog will continue to decline over this time frame until a follow-on contract is executed.

        ATK expects that approximately 66% of fiscal 2004 sales will fill orders that were in backlog at April 1, 2003.

Research and Development

        ATK conducts a significant amount of research and development. Company-funded research and development is primarily for the development of next-generation technology. Customer-funded research and development primarily represents research and development efforts that ATK undertakes under contracts with the U.S. Government and its prime contractors. The following table summarizes research and development expenditures in each of the last three fiscal years:

Fiscal	Company-funded Research and Development	Customer-funded Research and Development
2003	$26.8 million	$243 million
2002	20.6 million	210 million
2001	11.6 million	179 million

Seasonality

        Sales of sporting ammunition are significantly higher in ATK's second and third fiscal quarters. ATK's other business is generally not seasonal in nature.

Employees

        As of March 31, 2003, ATK employed approximately 12,000 employees. Approximately 15% of these employees were covered by collective bargaining agreements. The following table summarizes the number of these agreements, the expiration dates of the agreements, and the approximate number of employees represented.

Location	Number of Contracts	Expiration Date	Approximate Number of Employees Represented
Rocket Center, WV	2	November 14, 2005 August 14, 2005	25 375
Magna, UT	1	February 15, 2007	150
Janesville, WI	1	February 28, 2006	75
Minneapolis, MN area	1	September 30, 2004	125
Radford, VA	2	October 6, 2005 November 1, 2005	825 200

        Relations between ATK and unionized and non-unionized employees and their various representatives are generally considered satisfactory. However, ATK cannot ensure that new labor contracts can be agreed to without work stoppages and resultant adverse financial impacts.

Patents

        As of March 31, 2003, ATK owned approximately 500 U.S. patents and 400 foreign patents and had approximately 150 U.S. patent applications and 300 foreign patent applications pending. Although the conduct of ATK's business involves the manufacture of various products that are covered by patents, ATK does not believe that any one single existing patent or license or group of patents is material to the success of the business as a whole. ATK believes that unpatented research, development, and engineering skills also make an important contribution to its business. The U.S. Government typically receives royalty-free licenses to inventions made under U.S. Government contracts, under which ATK retains all other rights, including all commercial rights, to such inventions. In addition, ATK's policy is to protect proprietary information from unauthorized disclosure, consistent with which, ATK ordinarily requires employees to sign confidentiality agreements as a condition of employment.

Captive Insurance Subsidiary

        Alliant Assurance Ltd. (Assurance) is a wholly-owned subsidiary of ATK. Assurance was organized to provide insurance and reinsurance for the property and liability risks of ATK. The various types of insurance coverage provided includes property damage and business interruption risks, excess liability, and general liability risks. In addition, Assurance has assumed specific liabilities of ATK for environmental remediation and post-retirement medical and life insurance benefits. For certain of these liabilities, reserves for policy claims are established based on actuarial projections of ultimate losses.

Available Information

        ATK makes available, free of charge on its internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). You can find these reports on ATK's website at www.atk.com under the "Investor Information" heading.

        These reports may also be obtained at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (202) 942-8090. You may also access this information at the SEC's website (http://www.sec.gov). This site contains reports, proxies, and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2.    PROPERTIES

        As of March 31, 2003, ATK occupied manufacturing, assembly, warehouse, test, research, development, and office properties having a total floor space of approximately 17.7 million square feet. These properties are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government. The following table provides summary information about the location and size of these properties, and indicates which operating segment is the principal user of the property—Aerospace ("Ae"), Precision Systems ("PS"), or Ammunition ("Am"). In some cases, property is used by more than one operating segment.

	Owned	Leased	Gov't Owned(1)	Total
	(thousands of square feet)
Principal Properties
Arizona
Mesa (PS)	57	25		82
California
Oroville (Am)	110			110
San Diego (Ae)		218		218
Woodland Hills (PS)		67		67
Florida
Clearwater (PS)		112		112
Idaho
Lewiston (Am)	305	3		308
Indiana
Richmond (Am)	40			40
Iowa
Burlington (PS)		20		20
Maryland
Elkton (PS)	345			345
Minnesota
Anoka (Am)	845			845
Arden Hills (PS)			437	437
Edina(2)		79		79
Elk River (PS)	145			145
Plymouth (PS)		141		141
Mississippi
Iuka (Ae)		325		325
Missouri
Independence (Am)			2,553	2,553
Pennsylvania
Horsham (PS)		51		51
Texas
Willis (Am)		38		38
Utah
Brigham (includes Promontory) (Ae)	3,434			3,434
Clearfield (Ae)		1,231		1,231
Corrine (Ae)		11		11
Magna (Ae)	1,775		518	2,293
Ogden (Ae)		105		105
Virginia
Radford (Am)			3,809	3,809
West Virginia
Rocket Center (PS)	96		875	971
Wisconsin
Janesville (PS)	110			110
Onalaska (Am)	250			250

Subtotal(3)	7,512	2,426	8,192	18,130
Other Properties(4)	7	51		58

Total	7,519	2,477	8,192	18,188

Percent of total	41%	14%	45%	100%

(1)
These properties are occupied rent-free under facilities contracts that require ATK to pay for all utilities, services, and maintenance costs.

(2)
The Edina facility is ATK's corporate headquarters.

(3)
Operating segment usage of these properties is as follows (in thousands of square feet): Aerospace 7,617; Precision Systems 2,481; and Ammunition, 7,953.

(4)
Principally sales and other offices, each of which has less than 10,000 square feet of floor space.

        The following table provides summary information about the location, size, and use of other owned or leased land, and indicates which operating segment is the principal user of the land:

	Owned	Leased	Use
	(acres)
Location
Idaho
Lewiston (Am)	28		Storage
Utah
Brigham (Ae)		2,365	Testing sites for illuminating devices
Brigham (Ae)	2,146		Land, wells, airstrip, illuminating device test range
Corrine (Ae)		163	Pressure zone
Magna (Ae)	414		Buffer zone
Minnesota
Elk River (PS)	3,169		Assembly, test, and evaluation
New Mexico
Socorro (PS)		1,177	Assembly, test, and evaluation

        ATK personnel also occupy space at the following facilities that are not owned by ATK: Marshall Space Flight Center, Huntsville, AL; Kennedy Space Center, Cape Canaveral, FL; Vandenburg Air Force Base, Vandenburg, CA; and Picatinny Arsenal, Picatinny, NJ.

        ATK's properties are well maintained and in good operating condition and are sufficient to meet ATK's near-term operating requirements.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK's business. ATK does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.

        U.S. Government Investigations.    ATK is also subject to U.S. Government investigations from which civil, criminal, or administrative proceedings could result. Such proceedings could involve claims by the U.S. Government for fines, penalties, compensatory and treble damages, restitution, and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. ATK believes, based upon all available information, that the outcome of any such government investigations will not have a material adverse effect on its operating results, financial condition, or cash flows.

        Environmental Remediation.    ATK's operations and ownership or use of real property are subject to a number of federal, state, and local laws and regulations, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such laws and regulations have resulted in ATK being involved with a number of related legal proceedings, claims, and remediation obligations. ATK routinely assesses, based on in-depth studies, expert analyses, and legal reviews, its contingencies, obligations, and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties. ATK's policy is to accrue and charge to expense in the current period any identified exposures related to environmental remediation sites based on estimates of investigation, cleanup, and monitoring costs to be incurred.

        ATK could incur substantial costs, including cleanup costs, fines, and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-compliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on ATK's operating results, financial condition, or cash flows in the past, and ATK has environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2003.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to ATK's executive officers as of May 1, 2003:

Name	Age	Title
Paul David Miller	61	Chief Executive Officer, Chairman of the Board and a Director
Ann D. Davidson	51	Vice President, General Counsel, and Corporate Secretary
Mark W. DeYoung	44	Group Vice President—Ammunition
Jeffrey O. Foote	42	Group Vice President—Aerospace
John E. Gordon	62	Vice President—Washington, D.C. Operations
Robert J. McReavy	44	Vice President and Treasurer
Mark L. Mele	46	Vice President—Corporate Strategy and Investor Relations
Daniel J. Murphy, Jr.	54	Group Vice President—Precision Systems
Paula J. Patineau	49	Vice President—Chief People Officer
John S. Picek	48	Vice President and Controller
Eric S. Rangen	46	Vice President and Chief Financial Officer
Robert D. Shadley	60	Vice President—Logistics and Army Operations
Nicholas G. Vlahakis	55	Senior Vice President and Chief Operating Officer

        Each of the above individuals serves at the pleasure of the Board of Directors and is subject to reelection annually on the date of the Annual Meeting of Stockholders. No family relationship exists between any of the executive officers or between any of them and any director of ATK. There are no outstanding loans from ATK to any of these individuals. Information regarding the employment history (in each case with ATK unless otherwise indicated) of each of the executive officers is set forth below.

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

        Ann D. Davidson has held her present position since January 2003. From April 2001 to January 2003, Ms. Davidson was Vice President and General Counsel. From 1996 to 2001, she was Associate General Counsel for Parker Hannifin Corporation. Prior to that, she was Vice President, General Counsel, and Corporate Secretary for Power Control Technologies Inc. Ms. Davidson was an attorney in private practice and for the U.S. Navy Office of General Counsel. She was an attorney for Honeywell from 1983 to 1990. She worked for ATK as Deputy General Counsel after its spin-off from Honeywell in 1990 until 1993.

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

        Mark L. Mele has held his present position since September 1999. He was Vice President—Strategic Planning from May 1998 until September 1999. From March 1995 to May 1998, he was Director, Business Planning. From February 1993 until March 1995, he served as Manager, New Product Development of Hercules Aerospace Company. Mr. Mele has an extensive background in finance, marketing, business development, and strategic planning.

        Daniel J. Murphy, Jr. has held his present position since April 2002. From April 2001 to April 2002, he served as President of ATK Tactical Systems Company. Prior to joining ATK in January 2001, he served in the grade of Vice Admiral as Commander, U.S. Sixth Fleet and Commander, NATO Striking and Support Forces Southern Europe. He has extensive policy leadership and operational experience, having served in key Pentagon and operational command positions throughout the course of a thirty-year career with the U.S. Navy.

        Paula J. Patineau has held her present position since August 2001. From January 2000 until August 2001, she served as Vice President—Human Resources and Senior Financial Officer. From January 1997 until January 2000, she served as Vice President and Controller. From June 1996 until January 1997, she served as acting Controller. From April 1992 until July 1996, she served as Director of Financial Reporting/Accounting Services. Ms. Patineau's background includes more than 20 years of experience in accounting and finance management, including process and systems improvement, acquisition integration, labor negotiations, and cost management.

        John S. Picek has held his present position since August 2001. From January 2000 until August 2001, he served as Vice President and Corporate Controller. From April 1997 until January 2000, he served as Director of Corporate Finance. From January 1992 until April 1997, he was the Director of Finance for the Defense Systems Group. Mr. Picek joined Honeywell/ATK in 1977 and has an extensive background in operational and corporate finance, strategic planning, and cash flow management.

        Eric S. Rangen has held his present position since January 2001. He had worked with Honeywell and ATK as an accountant with Deloitte & Touche LLP since 1983 and had been a partner there since 1994. He has experience in structuring business combinations, joint ventures, contract accounting, regulatory filings, registration statements, proxy statements, initial public offerings, and income taxes.

        Robert D. Shadley has held his present position since April 2001. From September 2000 to April 2001, he served as Group Vice President—Defense. Major General (Retired) Shadley joined ATK on June 2000 as Vice President, Army Operations, following a distinguished 33-year career in the U.S. Army in the field of logistics.

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

Succession Plan

        In May 2003, ATK's board of directors approved an executive leadership succession plan whereby Paul David Miller will retain his post as board chairman and will turn over his responsibilities as CEO to Daniel J. Murphy, Jr. on October 1, 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        ATK's common stock is listed and traded on the New York Stock Exchange under the symbol "ATK". The following table presents the high and low sales prices of the common stock for the periods indicated (adjusted to give effect to the 3-for-2 stock splits which became effective June 10, 2002 and September 7, 2001):

Period	High	Low
Fiscal 2003:
Quarter ended March 31, 2003	$63.49	$42.80
Quarter ended December 29, 2002	71.90	53.80
Quarter ended September 29, 2002	74.20	51.74
Quarter ended June 30, 2002	76.93	60.20
Fiscal 2002:
Quarter ended March 31, 2002	69.10	47.07
Quarter ended December 30, 2001	62.27	47.77
Quarter ended September 30, 2001	59.59	37.78
Quarter ended July 1, 2001	45.33	37.28

        The number of holders of record of ATK's common stock as of May 30, 2003, was 9,938.

        ATK has never paid cash dividends on its common stock. ATK's dividend policy will be reviewed by the Board of Directors at such future times as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be limited by covenants contained in ATK's senior credit facilities. The senior credit facilities currently limit the aggregate sum of dividends plus other designated restricted payments incurred after April 20, 2001, to $50 million. The senior credit facilities also prohibit dividend payments if loan defaults exist or the financial covenants contained in these facilities are not met.

Equity Compensation Plan Information

        The following table gives information about ATK's common stock that may be issued upon the exercise of options, warrants, and rights under each of ATK's existing equity compensation plans as of March 31, 2003, including the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the 1997 Employee Stock Purchase Plan, the Non-Employee Director Restricted Stock Plan, the Management Compensation Plan, and the 2000 Stock Incentive Plan, all as may be amended or restated as of March 31, 2003:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(a)	Weighted-average exercise price of outstanding options, warrants, and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan	1,385,751	$36.09	2,668,828	(1)
1997 Employee Stock Purchase Plan	—	N/A	705,402	(2)
Non-Employee Director Restricted Stock Plan	—	N/A	41,325	(3)
Management Compensation Plan	—	N/A	697,515	(4)
Equity compensation plans not approved by security holders:
2000 Stock Incentive Plan	742,662	34.01	34,569	(5)

Total	2,128,413	$35.36	4,147,639

(1)
Includes 499,325 shares reserved for issuance in connection with grants of performance share awards, which shares will be issued only if specified performance targets are achieved. Under the plan, no more than 843,750 shares may be issued in connection with awards of performance shares.

(2)
Shares are issued based on employees' elections to participate in the plan.

(3)
Shares available for awards of restricted stock in accordance with the terms of the plan.

(4)
Shares may be issued under the plan in payment of annual incentive compensation.

(5)
Includes 72,193 shares reserved for issuance in connection with grants of performance share awards, which shares will be issued only if specified performance targets are achieved. The plan permits the issuance of restricted stock, as determined in the discretion of the Board of Directors or the Personnel and Compensation Committee.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31
(Amounts in thousands except per share data)
	2003	2002	2001	2000	1999
Results of Operations
Sales	$2,172,135	$1,801,605	$1,141,949	$1,077,520	$1,090,438
Cost of sales	1,697,529	1,420,348	905,574	861,433	887,212

Gross profit	474,606	381,257	236,375	216,087	203,226
Operating expenses:
Research and development	26,849	20,589	11,575	11,177	8,874
Selling	64,200	44,063	24,372	25,188	31,518
General and administrative	108,014	92,923	64,334	59,149	59,771

Total operating expenses	199,063	157,575	100,281	95,514	100,163

Income from continuing operations before interest and income taxes	275,543	223,682	136,094	120,573	103,063
Interest expense, net	(64,312)	(82,806)	(32,700)	(33,343)	(23,516)

Income from continuing operations before income taxes	211,231	140,876	103,394	87,230	79,547
Income tax provision	82,384	53,533	35,473	22,778	11,932
Minority interest expense, net of income taxes		1,240

Income from continuing operations	128,847	86,103	67,921	64,452	67,615
(Loss) gain on disposal of discontinued operations, net of income taxes(1)		(4,660)		9,450

Income before extraordinary loss and cumulative effect of change in accounting principle	128,847	81,443	67,921	73,902	67,615
Extraordinary loss on early extinguishment of debt, net of income taxes(2)	(8,390)	(12,116)			(16,802)
Cumulative effect of change in accounting principle, net of income taxes(3)	3,830

Net income	$124,287	$69,327	$67,921	$73,902	$50,813

Basic earnings (loss) per common share:
Continuing operations	$3.37	$2.55	$2.19	$1.92	$1.68
Discontinued operations(1)		(0.14)		0.28
Extraordinary loss(2)	(0.22)	(0.36)			(0.42)
Cumulative effect of change in accounting principle(3)	0.10

Net income	$3.25	$2.05	$2.19	$2.20	$1.26

Diluted earnings (loss) per common share:
Continuing operations	$3.27	$2.45	$2.13	$1.88	$1.64
Discontinued operations(1)		(0.13)		0.28
Extraordinary loss(2)	(0.21)	(0.35)			(0.41)
Cumulative effect of change in accounting principle(3)	0.10

Net income	$3.16	$1.97	$2.13	$2.16	$1.23

Financial Position
Net current assets (liabilities)	$284,263	$295,062	$40,860	$(5,543)	$56,620
Net property, plant, and equipment	463,736	464,830	303,188	335,628	335,751
Total assets	2,479,264	2,190,201	879,504	905,984	894,318
Long-term debt (net of current portion)	820,856	867,638	207,909	277,109	305,993
Total stockholders' equity	477,924	556,801	198,332	114,947	118,723
Other Data
Depreciation and amortization	$67,134	$78,673	$44,980	$47,822	$45,885
Capital expenditures	54,171	42,884	24,755	45,573	43,690
Gross margin (gross profit as a percentage of sales)	21.8%	21.2%	20.7%	20.1%	18.6%

(1)
In fiscal 2002, ATK recorded a $4.7 million loss on disposal of discontinued operations, net of $2.9 million of income taxes, due to the settlement of litigation related to its former Marine Systems operations. See Note 13 to the consolidated financial statements. In fiscal 2000, ATK received net proceeds from an insurance settlement relating to its former demilitarization operations, resulting in a gain on disposal of discontinued operations of $9.5 million, net of $0.1 million of income taxes.

(2)
In fiscal 2003, ATK recorded an extraordinary loss of $8.4 million, net of $5.4 million of income taxes, due to the write-off of deferred financing costs associated with debt which was prepaid. In fiscal 2002, ATK recorded an extraordinary loss of $12.1 million, net of $7.4 million of income taxes, due to the write-off of deferred financing costs associated with debt which was prepaid. See Note 7 to the consolidated financial statements. In fiscal 1999, ATK refinanced its outstanding long-term notes with new bank credit facilities, resulting in an extraordinary loss of $16.8 million, net of $3.0 million tax benefit, due to the premium paid to retire the notes and the write-off of deferred financing costs.

(3)
In fiscal 2003, ATK recorded a gain of $3.8 million, net of $2.4 million of income taxes, for the write-off of negative goodwill as a cumulative effect of change in accounting principle upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. See Note 1 to the consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information is Subject to Risk and Uncertainty

        Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give ATK's current expectations or forecasts of future events. Words such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions are used to identify forward-looking statements. From time to time, ATK also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements ATK makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

  •
  changes in government spending and budgetary policies,

  •
  government laws and other rules and regulations surrounding various matters such as environmental remediation,

  •
  contract pricing,

  •
  changing economic and political conditions in the United States and in other countries,

  •
  changes in the number or timing of commercial and military space launches,

  •
  international trading restrictions,

  •
  outcome of periodic union negotiations,

  •
  customer product acceptance,

  •
  success in program pursuits,

  •
  program performance,

  •
  continued access to technical and capital resources,

  •
  supplier contract negotiations,

  •
  supply and availability of raw materials and components,

  •
  availability of insurance coverage at acceptable terms,

  •
  pension asset returns,

  •
  further delays or other changes in NASA's Space Shuttle program,

  •
  legal proceedings, and

  •
  other economic, political, and technological risks and uncertainties.

        This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact ATK's business. Additional information regarding these factors may be contained in ATK's filings with the Securities and Exchange Commission, especially on Forms 10-Q and 8-K.

Critical Accounting Policies

        ATK's discussion and analysis of its financial condition and results of operations are based upon ATK's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, ATK makes estimates and judgments that affect the reported amounts of assets, liabilities, sales, and expenses, and related disclosure of contingent assets and liabilities. ATK re-evaluates its estimates on an on-going basis. ATK's estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        ATK believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

        Long-Term Contracts—Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion (cost-to-cost) or based on results achieved, which usually coincides with customer acceptance (units-of-delivery). The majority of ATK's total revenue is accounted for using the cost-to-cost method of accounting.

        Profits expected to be realized on contracts are based on management estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to cost of sales.

        The complexity of the estimation process and all issues related to assumptions, risks, and uncertainties inherent with the application of the cost-to-cost method of accounting affect the amounts reported in ATK's financial statements. A number of internal and external factors affect the cost of sales estimates, including labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices, and customer specification and testing requirement changes. If business conditions were different, or if ATK had used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in ATK's financial statements.

        Cost management award fees have been recognized on certain contracts. ATK recognized cost management award fees totaling $25.9 million in fiscal 2003, $29.3 million in fiscal 2002, and $22.1 million in fiscal 2001. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final customer review. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or may be directly reimbursed. Circumstances which could erode cost management performance, and materially impact ATK profitability and cash flow, include failure of a component supplied by ATK, performance problems with the product leading to a major redesign and/or requalification effort, manufacturing problems, including supplier problems which result in production interruptions or delays, and major safety incidents.

        Commercial Products—Sales are recognized on commercial products when it is realized or realizable and has been earned. Sales are recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred, and payment is reasonably assured. Sales are reduced for allowances and price discounts.

Environmental Remediation and Compliance

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

        The cost of each environmental liability is estimated by ATK's engineering, financial, and legal specialists based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where ATK may be jointly and severally liable. ATK's estimates for environmental obligations are dependent on, and affected by, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, changes in environmental laws and regulations, future technological developments, and the timing of expenditures. Accordingly, such estimates could change materially as ATK periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

Employee Benefit Plans

        ATK's noncontributory defined benefit pension plans (the Plans) cover substantially all employees. Plans provide either pension benefits of stated amounts for each year of credited service, or pension benefits based on employee annual pay levels and years of credited service. ATK funds the plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for ATK are held in a trust and are invested in a diversified portfolio of equity securities, fixed income investments, and real estate investments.

        ATK recorded pension income for the Plans of approximately $16.9 million in fiscal 2003, $13.1 million (which is net of $8.4 million in special termination benefits cost) in fiscal 2002, and $12.3 million in fiscal 2001. These amounts are calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Plans' assets of 9.5%. In developing the expected long-term rate of return assumption, ATK considered input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK's own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. As of December 31, 2001, ATK's historical 5-year and 10-year compounded investments returns were 8.9% and 10.3%, respectively. Plan assets lost approximately 10.5% for the Plan year ended December 31, 2002. As of December 31, 2002, ATK's historical 5-year and 10-year compounded investments returns were 2.7% and 8.3%, respectively. The annualized returns for the 20-year period ended December 31, 2002 were 12.2% for U.S. equities (Russell 3000 Index), 9.7% for bonds (Lehman Aggregate Index), and 7.8% for real estate (NCREIF Index). Given the recent decline in investment returns, ATK decreased its long-term rate of return assumption to 9.0% for the Plan year ending December 31, 2003. The expected long-term rate of return on Plan assets is based on an asset allocation assumption of 65% with equity managers, with an expected long-term rate of return of 10%; 25% with fixed income managers, with an expected long-term rate of return of 7%; and 10% with real estate managers with an expected long-term rate of return of 8%. ATK regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. ATK will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually and will adjust as necessary.

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

        The discount rate that ATK uses for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis decreased from 7.25% at December 31, 2001 to 6.75% at December 31, 2002.

        Based on an expected rate of return on Plan assets of 9.0%, a discount rate of 6.75%, and various other assumptions, ATK estimates that its pension expense will be approximately $13 million in fiscal 2004. Future actual pension expense will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate and/or expected rate of return for fiscal 2004 were different, the impact on fiscal 2004 expense would be as follows: each 0.25% reduction in the discount rate would increase fiscal 2004 pension expense by approximately $4.4 million; each 1.0% reduction in the expected rate of return on plan assets would increase fiscal 2004 pension expense by approximately $16.6 million.

        Statement of Financial Accounting Standards (SFAS) No. 87, Employers' Accounting for Pensions, requires that the balance sheet reflect a prepaid pension asset or minimum pension liability based on the current market value of plan assets and the accumulated benefit obligation of the plans. Due to the performance of the pension plan assets during the Plan year ended December 31, 2002 and the assumption changes, ATK recorded a net after-tax adjustment in the fourth quarter of fiscal 2003 of $223 million to reflect a minimum pension liability and the write-off of certain prepaid pension assets. This adjustment was a non-cash reduction of equity and did not impact earnings. This adjustment could be reversed in future years should market performance improve and/or interest rates increase.

        ATK also provides post-retirement health care benefits and life insurance coverage to certain employees and retirees.

        The following is a summary of weighted-average assumptions used in the accounting for ATK's employee retirement plans:

	Pension Benefits Years Ended March 31			Post-retirement Benefits Years Ended March 31
	2003	2002	2001	2003		2002	2001
Discount rate	6.75%	7.25%	7.50%	6.75%		7.25%	7.50%
Expected long-term rate of return on plan assets	9.50%	9.50%	9.50%	6.00 8.50	%/ %	6.00%	6.00%
Rate of compensation increase:
Union	3.00%	3.00%	3.00%
Salaried	3.50%	4.00%	4.00%
Health care trend rate				9.00%		10.00%	5.00%

        For measurement purposes, a weighted average annual rate of increase of 9% in the cost of covered health care benefits was assumed for fiscal 2003 with that rate of increase decreasing 1% a year until an ultimate rate of increase of 5% is attained which is used thereafter.

        ATK also sponsors a number of defined contribution plans, such as 401(k) plans. Participation in one of these plans is available to substantially all employees.

Space Shuttle Contract

        ATK is the sole manufacturer of the Reusable Solid Rocket Motors (RSRM) for NASA's Space Shuttle. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. In fiscal 2003, the RSRM program represented 17% of ATK's total sales.

        As a result of the investigation of the Columbia failure and temporary suspension of Space Shuttle flights, NASA issued direction to ATK on June 3, 2003 to slow down the production rate of RSRM motor segments. NASA further states that ATK Thiokol should ensure that critical staffing skills be maintained. NASA indicated that as return to flight information is known, they will address returning to the regular RSRM motor production rate.

        ATK recognizes sales on the RSRM contract as costs are incurred. Prior to the Columbia accident, ATK had reached minimum staffing on the RSRM program. Therefore, any production slowdown is not expected to impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing will be only minimally affected, and any reduction to raw materials quantities is expected to be partially offset by increased storage costs and materials pricing impacts. As such, ATK expects the slowdown to have minimal if any impact on fiscal 2004 sales.

Results of Operations

        ATK had three operating segments during fiscal 2003: Aerospace, Precision Systems, and Ammunition.

  •
  The Aerospace segment supplies solid propulsion systems for commercial and government space launch vehicles, strategic missiles, and missile defense interceptors; and provides operations and technical support services for space launches. The Aerospace segment supplies high-performance composite structures for space launch vehicles, rocket motor casings, military and commercial aircraft, and spacecraft structures. Additionally, the Aerospace segment designs and manufactures engineered reflectors and structures for satellite systems and high-temperature products for aerospace and commercial applications using ceramic matrix composites.

  •
  The Precision Systems segment supplies gun-launched precision-guided munitions, propulsion for missile defense systems, tactical missile systems, tactical rocket motors and warheads, upper stages for spacecraft and launch vehicles, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, electronic warfare and support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, tank ammunition, medium-caliber gun systems, and medium-caliber ammunition.

  •
  The Ammunition segment supplies small-caliber military ammunition, ammunition and rocket propellants, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

          All of the operating segments derive the majority of their sales from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. The various U.S. Government customers exercise independent purchasing power, and sales to the U.S. Government generally are not regarded as constituting sales to one customer; instead, each contracting entity is considered a separate customer. During fiscal 2003, approximately 73% of sales were derived from contracts with the U.S. Government or U.S. Government prime contractors. No single customer, other than the U.S. Government customers, accounted for more than 10% of ATK's fiscal 2003 sales.

Acquisitions

        On April 20, 2001, ATK acquired Alcoa Inc.'s Thiokol propulsion business (Thiokol) for $708.3 million in cash. The majority of the Thiokol operations are included in ATK's Aerospace segment, and a portion is in the Precision Systems segment. On December 7, 2001, ATK acquired the civil ammunition and related products business (the civil ammunition business), formerly known as the Sporting Equipment Group (SEG), of Blount International, Inc. (Blount) for 4,573,170 shares of ATK's common stock plus a minimal amount of cash. During fiscal 2003, ATK finalized the purchase price of the civil ammunition business with Blount, resulting in the receipt of $8.9 million in cash from Blount. During fiscal 2003, ATK also received $8.7 million from Blount to partially compensate ATK for assuming underfunded pension plans. The civil ammunition business is included in the Ammunition segment. On May 31, 2002, ATK acquired the ordnance business of The Boeing Company (now known as ATK Gun Systems), which is included in the Precision Systems segment. On October 25, 2002, ATK acquired the assets of Science and Applied Technology, Inc. (now known as ATK Missile Systems), which is included in the Precision Systems segment. On January 8, 2003, ATK acquired Composite Optics, Inc. (COI), which is included in the Aerospace segment.

        ATK used the purchase method of accounting to account for these acquisitions, and, accordingly, the results of each of the acquired businesses are included in ATK's consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value. The purchase price allocation for Thiokol was considered complete as of March 31, 2002, the purchase price allocation for the civil ammunition business was considered complete as of December 29, 2002, and the allocations for ATK Gun Systems, ATK Missile Systems, and COI were finalized as of March 31, 2003. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill.

Fiscal 2003

Sales

        In fiscal 2003, sales were $2,172.1 million, an increase of $370.5 million, or 20.6%, from fiscal 2002 sales of $1,801.6 million. This increase is primarily due to the inclusion of the civil ammunition business for the entire year, the acquisitions described above, and organic growth in many of the existing businesses.

        Aerospace segment sales were $943.1 million, an increase of $79.2 million, or 9.2%, from fiscal 2002 sales of $863.9 million. The increase was primarily due to an additional $80 million generated by Thiokol, which was partially due to Thiokol being included in ATK for the entire year, approximately three weeks more than in the prior year; an increase of $50 million in the Minuteman III propulsion program, which ramped-up to full-rate production in early fiscal 2003; along with $12 million due to the successful resolution of an issue with the government regarding contract billing rates for work completed in the prior year. Also contributing to the increase in Aerospace segment sales was a $35 million increase on Orion and GEM rocket motors supporting GMD, an increase of $15 million on high-tech space structures for satellite and military applications, and an increase of $9 million on new business wins for composite structures. COI, which was acquired in January 2003, added $13 million in sales. Partially offsetting these increases were a decrease in the Titan IV B solid rocket motor upgrade program of $38 million due to the completion of production, along with a decrease of $38 million on the GEM solid rocket booster programs and composite structures contracts for the Boeing Delta family of rockets, consistent with the anticipated production schedule for these products.

        Precision Systems segment sales were $648.8 million, an increase of $85.4 million, or 15.2%, from fiscal 2002 sales of $563.4 million. The increase primarily reflects the acquisitions of ATK Gun Systems and ATK Missile Systems, which contributed $41 million and $17 million in sales to ATK in fiscal 2003, respectively. Also contributing was an increase of $16 million on fuzing and sensor programs, including Hard Target Smart Fuze (HTSF), FMU-139 Accessory Kits, DSU-33, and new business on Multi-Option Fuze for Artillery (MOFA); an increase of $16 million on Tank Ammunition, primarily M829A3; an increase of $16 million on initial production of the AN/AAR-47 missile warning program; and an increase of $4 million on Missile Defense. Partially offsetting these increases were a decrease of $20 million on barrier systems, due to award delays in the current year and completion of several international programs in the prior year, and a decrease of $4 million on medium-caliber ammunition.

        Ammunition segment sales were $619.3 million, an increase of $210.9 million, or 51.6%, from fiscal 2002 sales of $408.4 million. This increase was primarily due to the inclusion of the civil ammunition business for the entire year, which contributed an additional $188 million in sales to fiscal 2003 versus fiscal 2002. Also contributing to the increase were $47 million of additional sales of military small-caliber ammunition due to higher volume. Partially offsetting these increases was a decrease of $16 million on the MK90 and M14 propellant programs, as expected.

Gross Profit

        Gross profit in fiscal 2003 was $474.6 million, or 21.8% of sales, an increase of $93.3 million compared to fiscal 2002 gross profit of $381.3 million, or 21.2% of sales. The main drivers of the increase in the dollar amount were the inclusion of the civil ammunition business and Thiokol for the entire year and the acquisition of ATK Gun Systems. Gross profit also increased due to the elimination of $15.4 million of goodwill amortization expense, which is no longer required by generally accepted accounting principles. Had goodwill not been amortized in the prior year, gross margin for fiscal 2002 would have been 22.0%.

Research and Development Expense

        ATK-funded research and development expense in fiscal 2003 was $26.8 million, or 1.2% of sales, compared to $20.6 million, or 1.1% of sales, in fiscal 2002. The increase in this expense is primarily due to additional expenditures on precision-guided munitions and missile defense and the inclusion of the civil ammunition business for the entire year. ATK also spent $243 million on customer-funded research and development contracts in fiscal 2003, an increase of $33 million when compared with expenditures of $210 million in fiscal 2002. Customer-funded research and development primarily represents research and development efforts that ATK undertakes under contracts with the U.S. Government and its prime contractors.

Selling Expense

        Selling expense in fiscal 2003 totaled $64.2 million, or 3.0% of sales, compared to $44.1 million, or 2.4% of sales, in fiscal 2002. The increase in the amount of selling expense and the increase in selling expense as a percentage of sales is mainly due to the addition of the civil ammunition business, which incurs significantly greater selling expense as a percentage of sales than the rest of ATK's businesses. Selling expense of the civil ammunition business as a percentage of sales was 7.9% in fiscal 2003. Excluding the civil ammunition business, ATK's selling expense as a percentage of sales in fiscal 2003 was 2.3%, compared to 2.2% in fiscal 2002.

General and Administrative Expense

        General and administrative expense in fiscal 2003 was $108.0 million, or 5.0% of sales, compared to $92.9 million, or 5.2% of sales, in fiscal 2002. The increase in the amount of general and administrative expense is primarily due to the additions of the acquired businesses. The decrease in general and administrative expense as a percent of sales is partially due to synergies obtained through the integration of the acquired businesses into ATK's operations.

Income from Continuing Operations before Interest and Income Taxes

        Income from continuing operations before interest and income taxes (also known as earnings before interest and taxes, or EBIT) in fiscal 2003 was $275.5 million, or 12.7% of sales. This represents an increase of $51.8 million, or 23%, compared to $223.7 million, or 12.4% of sales, in fiscal 2002. Had goodwill not been amortized in the prior year, EBIT as a percentage of sales in fiscal 2002 would have been 13.3%. The reduction in the rate in the current year was anticipated due to the change in product mix due to the acquisition of the civil ammunition business.

        EBIT in the Aerospace segment in fiscal 2003 was $155.8 million, which represents an increase of $23.1 million, or 17%, compared to $132.7 million in fiscal 2002. This increase was driven by an increase in gross profit, which was primarily due to the increases at Thiokol, partially offset by the decreases on the Titan IV B program and the GEM programs. Also contributing to the increase in EBIT was the elimination of goodwill amortization expense.

        EBIT in the Precision Systems segment was $62.5 million in fiscal 2003, an increase of $13.1 million, or 27%, compared to $49.4 million in fiscal 2002. This increase is mainly due to the inclusion of ATK Gun Systems, along with improvements in fuzing and sensor programs, composite programs, and the AN/AAR-47 missile warning system. These increases were partially offset by reduced barrier systems volume and cost growth associated with production start-up issues on the MOFA battery.

        EBIT in the Ammunition segment was $70.0 million in fiscal 2003, an increase of $21.2 million, or 43%, compared to $48.8 million in fiscal 2002. This increase is due to the inclusion of the civil ammunition business for the entire year, versus 3.5 months in the prior year. Also contributing to the increase was EBIT on additional sales of military small-caliber ammunition.

        EBIT at the Corporate level was a loss of $12.8 million in fiscal 2003, compared to a loss of $7.2 million in fiscal 2002. This loss primarily reflects expenses incurred for certain administrative functions that are performed centrally at the corporate headquarters.

Interest Expense and Income

        Interest expense was $65.7 million in fiscal 2003, a decrease of $18.3 million compared to $84.0 million in fiscal 2002. Fiscal 2003 was impacted by lower average outstanding borrowings and lower interest rates. Interest income was $1.4 million in fiscal 2003 and $1.2 million in fiscal 2002.

Income Tax Provision

        Taxes on income from continuing operations in fiscal 2003 were $82.4 million, which reflects a 39.0% tax rate, compared to $53.5 million for fiscal 2002, which reflects a 38.0% rate. The tax rates vary from statutory tax rates principally due to tax effects associated with ATK's business strategies, resolution of tax matters, and utilization of available tax loss and research credit carryforwards.

Extraordinary Loss on Early Extinguishment of Debt

        As a result of the financing activities described in the "Liquidity and Capital Resources" section below, debt issuance costs of $8.4 million, net of $5.4 million in taxes, were written-off and recorded as an extraordinary loss on early extinguishment of debt in fiscal 2003, a decrease of $3.7 million compared to $12.1 million, net of $7.4 million in taxes, in fiscal 2002.

Cumulative Effect of Change in Accounting Principle

        The gain for the cumulative effect of change in accounting principle of $3.8 million, net of taxes of $2.4 million, was due to the write-off of negative goodwill upon ATK's adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on April 1, 2002.

Net Income

        Net income for fiscal 2003 was $124.3 million, an increase of $55.0 million, or 79%, compared to net income of $69.3 million for fiscal 2002. The increase is due to an increase in sales; reductions in interest expense, minority interest expense, loss on disposal of discontinued operations, and extraordinary loss on early extinguishment of debt; and the gain for the cumulative effect of change in accounting principle. These were partially offset by increases in cost of sales, operating expenses, and income tax expense.

Fiscal 2002

Sales

        In fiscal 2002, sales were $1,801.6 million, an increase of $659.7 million, or 57.8%, from fiscal 2001 sales of $1,141.9 million. This increase is primarily due to ATK's acquisitions of Thiokol and the civil ammunition business during the year.

        Aerospace segment sales in fiscal 2002 were $863.9 million, an increase of $479.7 million, or 125%, compared to $384.2 million in fiscal 2001. The increase primarily reflects the acquisition of Thiokol, which contributed $546 million in sales to the Aerospace segment in fiscal 2002. Also contributing to the increase was an increase of $11 million on composite structure components for Delta II and III vehicles due to a new contract, and an increase of $10 million on high-tech space structures for satellite and military applications. Partially offsetting these increases were a decrease of $48 million on the Titan IV B rocket motor program due to the wind-down of production; a decrease of $13 million on the Trident II strategic missile program as production had been accelerated in the prior year; a decrease of $12 million on the GEM solid rocket booster programs for the Boeing Delta family of rockets due to directed schedule changes; and a decrease of $7 million on the Pegasus solid rocket propulsion system program due to a delay in the award of the new follow-on contract.

        Precision Systems segment sales were $563.4 million, an increase of $93.3 million, or 19.8%, from fiscal 2001 sales of $470.1 million. The increase primarily reflects the acquisition of Thiokol, which contributed $68 million in sales to the Precision Systems segment in fiscal 2002. Also contributing were an increase in fuze and barrier systems programs of $21 million due to new contract awards; an increase in medium-caliber ammunition of $17 million due primarily to accelerated 25mm-round production and new 20mm-round business; and an increase of $15 million on propulsion systems for tactical missiles, mainly Sparrow, Advanced Medium-Range Air-to-Air Missile (AMRAAM), and Javelin programs. Partially offsetting these were the absence of $27 million of sales from the Kilgore flares operation (Kilgore), which ATK sold in February 2001.

        Ammunition segment sales were $408.4 million, an increase of $96.9 million, or 31.1%, from fiscal 2001 sales of $311.5 million. The increase primarily reflects the acquisition of the civil ammunition business, which contributed $73 million in sales to ATK in fiscal 2002. The increase was also due to an increase in military small-caliber ammunition of $21 million.

Gross Profit

        Gross profit in fiscal 2002 was $381.3 million, or 21.2% of sales, an increase of $144.9 million compared to fiscal 2001 gross profit of $236.4 million, or 20.7% of sales. The gross profit increased primarily due to the acquisition of Thiokol, which added $123 million, and the acquisition of the civil ammunition business, which contributed $14 million. Also contributing to the increase were significant improvements on fuze programs due to the absence of prior year write-offs associated with technical issues, along with increased gross profit due to higher volume of small- and medium-caliber ammunition. Partially offsetting these were decreases in the Titan IV B rocket motor program and Trident II programs, both due to lower sales. Fiscal 2002 was also impacted by an increase in pension income to $21 million (before the impact of $8 million for special termination benefits paid to certain employees who were terminated) from $12 million in fiscal 2001.

Research and Development Expense

        ATK-sponsored research and development expense for fiscal 2002 was $20.6 million, or 1.1% of sales, compared to $11.6 million, or 1.0% of sales, for fiscal 2001. The increase in this expense is primarily due to the addition of Thiokol. ATK also spent $210 million on customer-funded research and development contracts in fiscal 2002, an increase of $31 million when compared with expenditures of $179 million in fiscal 2001. Customer-funded research and development primarily represents research and development efforts that ATK undertakes under contracts with the U.S. Government and its prime contractors.

Selling Expense

        Selling expense for fiscal 2002 totaled $44.1 million, or 2.4% of sales, compared to $24.4 million, or 2.1% of sales, for fiscal 2001. The increase in the amount of selling expense is due to the addition of both Thiokol and the civil ammunition business. The increase in selling expense as a percentage of sales is mainly due to the addition of the civil ammunition business, which incurs significantly greater selling expense as a percentage of sales than the rest of ATK's businesses. Selling expense of the civil ammunition business as a percentage of sales was 8.8% in the period from December 7, 2001 to March 31, 2002. Excluding the civil ammunition business, ATK's selling expense as a percentage of sales in fiscal 2002 was 2.2%.

General and Administrative Expense

        General and administrative expense in fiscal 2002 was $92.9 million, or 5.2% of sales, compared to $64.3 million, or 5.6% of sales, in fiscal 2001. The increase in the amount of general and administrative expense is primarily due to the additions of Thiokol and the civil ammunition business. The decrease in general and administrative expense as a percent of sales is partially due to synergies obtained through the integration of Thiokol into ATK's operations.

Income from Continuing Operations before Interest and Income Taxes

        Income from continuing operations before interest and income taxes (also known as earnings before interest and taxes, or EBIT) for fiscal 2002 was $223.7 million, or 12.4% of sales. This represents an increase of $87.6 million, or 64%, compared to $136.1 million, or 11.9% of sales, in fiscal 2001.

        EBIT in the Aerospace segment was $132.7 million in fiscal 2002, an increase of $62.2 million, or 88%, compared to $70.5 million in fiscal 2001. This increase was driven by the EBIT generated by Thiokol, partially offset by an increase in amortization expense due to the goodwill generated by the acquisition of Thiokol.

        EBIT in the Precision Systems segment was $49.4 million in fiscal 2002, an increase of $18.7 million, or 61%, compared to $30.7 million in fiscal 2001. This increase was due primarily to the acquisition of Thiokol and the absence of losses generated by Kilgore.

        EBIT in the Ammunition segment was $48.8 million in fiscal 2002, an increase of $9.2 million, or 23%, compared to $39.6 million in fiscal 2001. This increase was due to EBIT generated by the civil ammunition business and additional volume of small-caliber ammunition.

        EBIT at the Corporate level was a loss of $7.2 million in fiscal 2002, compared to a loss of $4.8 million in fiscal 2001. This loss primarily reflects expenses incurred for certain administrative functions that are performed centrally at the corporate headquarters.

Interest Expense and Income

        Interest expense was $84.0 million in fiscal 2002, an increase of $50.3 million compared to $33.7 million in fiscal 2001. Fiscal 2002 was impacted by higher average outstanding borrowings, which was primarily driven by the Thiokol acquisition, partially offset by lower interest rates. Interest income was $1.2 million in fiscal 2002 and $1.0 million in fiscal 2001.

Income Tax Provision

        Taxes on income from continuing operations in fiscal 2002 were $53.5 million reflecting a 38.0% tax rate, compared to $35.5 million for fiscal 2001 reflecting a 34.3% rate. The tax rates vary from statutory tax rates principally due to tax effects associated with ATK's business strategies, resolution of tax matters, and utilization of available tax loss and research credit carryforwards.

Minority Interest Expense

        During fiscal 2002, ATK formed a joint venture with General Dynamics Ordnance and Tactical Systems, Inc. (GD-OTS), to which ATK contributed its contract to operate and manage the Radford Army Ammunition Plant and some related assets. GD-OTS contributed $5.5 million in cash in return for a minority ownership in the joint venture. The results of the joint venture were included in ATK's consolidated financial statements, and GD-OTS' portion of the joint venture's income was recorded as minority interest expense, net of income taxes, in the consolidated income statement. After the formation of the joint venture, ATK was informed by regulators of the need to dissolve the joint venture. As such, the cash that GD-OTS had contributed to the joint venture, along with the accumulated minority interest earnings, which totaled $7.5 million, was returned to GD-OTS in the quarter ended March 31, 2002.

Loss on Disposal of Discontinued Operations

        In fiscal 2002, ATK recorded a $4.7 million loss on disposal of discontinued operations, net of $2.9 million in taxes, due to the settlement of litigation related to the former Marine Systems operations.

Extraordinary Loss on Early Extinguishment of Debt

        As a result of the financing activities described in the "Liquidity and Capital Resources" section below, debt issuance costs of $12.1 million, net of $7.4 million in taxes, were written-off and recorded as an extraordinary loss on early extinguishment of debt in fiscal 2002.

Net Income

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

Cash Flows

Fiscal 2003

        Operating Activities.    Cash provided by operating activities during fiscal 2003 totaled $197 million, an increase of $35 million compared to $162 million in fiscal 2002. This increase was driven by an increase in income from continuing operations before income taxes of $70 million. Partially offsetting this was an increase in net income taxes paid of $15 million and $9 million additional cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances). During fiscal 2003, ATK also received $17 million from the re-couponing of two of its swap contracts, as discussed in the Debt section below. ATK also made an additional $21 million in payments to its pension plans during fiscal 2003.

        Investing Activities.    Cash used for investing activities was $157 million in fiscal 2003, compared to $759 million in fiscal 2002. Cash used to acquire new businesses decreased from $714 million (primarily to acquire Thiokol) in fiscal 2002 to $127 million (ATK Gun Systems, ATK Missile Systems, COI, and true-ups related to the civil ammunition business) in fiscal 2003. Capital expenditures increased $11 million, primarily due to the inclusion of the civil ammunition business for the entire year (versus 3.5 months in fiscal 2002) and additional expenditures in the Aerospace segment. Fiscal 2003 also includes proceeds of $20 million from the sale of a subsidiary that ATK had purchased as part of the civil ammunition business and increased proceeds from the sale of property, plant, and equipment.

        Financing Activities.    Cash used for financing activities totaled $34 million for fiscal 2003, compared to cash provided of $578 million in fiscal 2002. This increase in cash usage of $612 million is due to a decrease of $800 million in proceeds from issuance of debt, a decrease of $13 million in proceeds from the issuance of stock, and a decrease of $6 million in proceeds from employee stock compensation plans. Partially offsetting these were a decrease of $157 million in debt repayments, a decrease of $42 million in payments made for debt issue costs, and a decrease of $8 million in payments made for stock issue costs.

Fiscal 2002

        Operating Activities.    Cash provided by operating activities during fiscal 2002 totaled $162 million, an increase of $87 million compared to $75 million for fiscal 2001. The improved level of cash provided during the year was primarily driven by the following factors:

  •
  increased income from continuing operations, which increased $18 million;

  •
  an increase in non-cash expenses such as depreciation, which increased $17 million (due to the addition of both Thiokol and the civil ammunition business) and amortization, which increased $16 million (mainly due to the Thiokol acquisition);

  •
  tax strategies employed by ATK, which improved cash flows by approximately $15 million compared to the prior year; and

  •
  receipt of approximately $20 million in fiscal 2002 in accelerated cash payments from a commercial customer in consideration for customer-driven contract changes and future price considerations.

        Investing Activities.    Cash used for investing activities was $759 million in fiscal 2002, compared to cash provided by investing activities of $1 million in fiscal 2001. This increase in usage of $760 million is primarily due to the $708 million of cash used to purchase Thiokol; $6 million used to purchase other businesses; an increase of $18 million in capital expenditures, which was due to expenditures made by Thiokol and by the civil ammunition business; and a reduction in proceeds from the disposition of property, plant, and equipment of $9 million. In fiscal 2001, ATK received $18 million from the sale of the Kilgore flares operations.

        Financing Activities.    Cash provided by financing activities totaled $578 million for fiscal 2002, compared to cash used of $95 million in fiscal 2001. The increase of $673 million is a result of proceeds from debt issuances of $1,325 million, partially offset by debt repayments of $730 million (an increase of $625 million compared to repayments of $105 million in fiscal 2001), payments made for debt issue costs of $44 million, and payments made for stock issue costs of $8 million. Proceeds from employee stock compensation plans increased $10 million. In addition, proceeds of $13 million were generated when the underwriters of the stock that ATK issued in December 2001 exercised a portion of their over-allotment option, whereby ATK sold an additional 262,500 shares.

Share Repurchases

        ATK's Board of Directors has authorized ATK to repurchase up to 2.1 million shares of its common stock, of which approximately 1.8 million shares have been purchased through March 31, 2003, the last such purchase occurring in April 2000. Any authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. As of March 31, 2003, ATK's debt covenants permit ATK to make "restricted payments" (as defined in ATK's debt covenants) up to $50 million, which among other items, would allow payments for future stock repurchases.

Liquidity and Capital Resources

        ATK's principal sources of liquidity continue to be cash generated by operations and borrowings under credit facilities.

Debt

        As of March 31, 2003 and 2002, long-term debt, including the current portion, consisted of the following (in thousands):

	March 31
	2003	2002
Tranche B term loans		$472,220
Tranche C term loans	$425,000
Senior Subordinated Notes	400,000	400,000
Notes payable	187	223

Total debt outstanding	$825,187	$872,443

        In May 2001, ATK issued $400 million aggregate principal amount of 8.50% Senior Subordinated Notes that mature on May 15, 2011. The outstanding notes are general unsecured obligations. The outstanding notes rank equal in right of payment with all of the future senior subordinated indebtedness, and are subordinated in right of payment to all of the existing and future senior indebtedness, including the senior credit facilities. The outstanding notes are guaranteed on an unsecured basis by substantially all of ATK's domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors. Interest on the outstanding notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of March 31, 2003, the interest rate on the Senior Subordinated Notes was 6.5% after taking into account the related interest rate swap agreements, which are discussed below.

        Also in May 2001, in connection with the acquisition of Thiokol, ATK entered into senior credit facilities totaling $1,050 million. The senior credit facilities consisted of a six-year revolving credit facility of $250 million, $300 million six-year Tranche A term loans, and $500 million eight-year Tranche B term loans. In May 2002, ATK restructured the senior credit facilities, repaying the Tranche B term loans and entering into new seven-year term loans, Tranche C, in the amount of $525 million. The additional debt incurred on the Tranche C term loans was used to finance the purchase of ATK Gun Systems and to cover the approximately $2 million in debt issuance costs relating to this debt restructure. The debt issuance costs are being amortized to interest expense over the term of the Tranche C term loans. Through March 31, 2003, ATK had paid $100 million on its Tranche C term loans, of which approximately $95 million represented prepayments. The senior credit facilities are secured by perfected first priority security interests, subject only to permitted liens, in substantially all of ATK's tangible and intangible assets, including the capital stock of certain of its subsidiaries and are guaranteed by its domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. Interest charges on the Tranche C term loans are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.25%. As of March 31, 2003, the interest rate on the Tranche C term loans was 7.3% per annum after taking into account the related interest rate swap agreements, which are discussed below. As of March 31, 2003, ATK had no borrowings against its $250 million bank revolving credit facility and had outstanding letters of credit of approximately $61 million, which reduced amounts available on the revolving facility to approximately $189 million. Of this $189 million, $39 million may be used exclusively for the issuance of letters of credit and $150 million may be used for borrowings. Had ATK had an outstanding balance on the revolving credit loans, the interest rate would have been 3.7% per annum. ATK's weighted average interest rate on short-term borrowings was 5.0% during fiscal 2003 and 6.9% during fiscal 2002.

        As a result of these financing activities, $8.4 million (net of $5.4 million in taxes) of debt issuance costs were written off as an extraordinary loss on early extinguishment of debt in fiscal 2003.

        The scheduled minimum loan payments on outstanding long-term debt are $4.3 million in each of fiscal 2004 through 2007, $204 million in fiscal 2008, and $604 million in fiscal 2009 or later. ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 63% as of March 31, 2003 and 61% as of March 31, 2002.

        ATK's senior credit facilities and the indenture governing the Senior Subordinated Notes impose limitations on ATK's ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit ATK's ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that ATK meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. ATK's ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of March 31, 2003, ATK was in compliance with the covenants.

        ATK has limited amortization requirements under the senior credit facilities over the next few years. ATK's other debt service requirements consist principally of interest expense on the senior credit facilities and the Senior Subordinated Notes. ATK's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Interest Rate Swaps

        ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of March 31, 2003, ATK had the following interest rate swaps (in thousands):

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$95,147	$(4,307)	6.59%	1.29%	November 2004
Amortizing swap	105,000	(5,270)	5.25%	1.29%	December 2005
Amortizing swap	105,000	(5,322)	5.27%	1.29%	December 2005
Non-amortizing swap	100,000	(15,656)	6.06%	1.29%	November 2008

Derivative obligation		(30,555)
			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	2,006	8.50%	5.37%	May 2011
Non-amortizing swap	100,000	3,592	8.50%	5.58%	May 2011

Derivative asset		5,598

		$(24,957)

        In May 2002, ATK entered into two nine-year swaps (the New Swaps), with a $100 million notional value each, against ATK's $400 million Senior Subordinated Notes. ATK entered into the New Swaps to obtain greater access to the lower borrowing costs normally available on floating-rate debt. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. In fiscal 2003, ATK re-couponed its two $100 million floating-rate swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to LIBOR plus 3.7% and the receipt of $16.8 million cash, which is included in other long-term liabilities and will be amortized to reduce interest expense through May 2011.

        The fair market value of ATK's interest rate swaps was $(25.0 million) at March 31, 2003, a decrease of $12.9 million since March 31, 2002. Of the fair market value of $(25.0 million), $(29.4 million) was recorded within other long-term liabilities on the balance sheet, $3.1 million was within other long-term assets, and $1.3 million was recorded within other receivables.

        Based on ATK's current financial condition, management believes that future operating cash flows, combined with the availability of funding, if needed, under new revolving credit facilities, will be adequate to fund future growth as well as service long-term obligations over the next 12 months.

Contractual Obligations and Commercial Commitments

        The following table summarizes ATK's contractual obligations and commercial commitments as of March 31, 2003 (in thousands):

		Payments Due by Period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
Contractual Obligations:
Long-term debt	$825,187	$4,331	$8,662	$208,280	$603,914
Operating leases	176,428	29,585	53,317	43,622	49,904

Total contractual obligations	$1,001,615	$33,916	$61,979	$251,902	$653,818

Other Commercial Commitments:
Letters of credit	$60,932	$56,852	$4,080

Contingencies

        Litigation.    From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK's business. ATK does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.

        Environmental Remediation.    ATK's operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, fines, and penalties, or third party property damage or personal injury claims, as a result of violations or liabilities of environmental laws or non-compliance with environmental permits.

        The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.5% as of March 31, 2003. This discount rate represents a decrease from 4.6% used as of March 31, 2002. The impact of the reduction in the rate during fiscal 2003 was an increase in the net liability of approximately $1.9 million, which was recognized in expense during the year. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	March 31, 2003		March 31, 2002
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,865)	$26,415	$(63,519)	$24,937
Unamortized discount	11,675	(3,821)	14,818	(4,458)

Present value amounts (payable) receivable	$(50,190)	$22,594	$(48,701)	$20,479

        ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements. More information on these indemnification agreements can be found in the Risk Factors section within Item 1 on page 25 of this Report.

        ATK cannot ensure that other parties will reimburse it for any particular environmental costs or reimburse ATK in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. ATK's failure to obtain full or timely reimbursement from a third party could have a material adverse effect on its operating results, financial condition, or cash flows. While ATK has environmental management programs in place to mitigate these risks, and environmental laws and regulations have not had a material adverse effect on ATK's operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.

        Factors that could significantly change the estimates described in this section on environmental remediation include:

  •
  the adoption, implementation, and interpretation of new laws, regulations, or cleanup standards;

  •
  advances in technologies;

  •
  outcomes of negotiations or litigation with regulatory authorities and other parties;

  •
  additional information about the ultimate remedy selected at new and existing sites;

  •
  adjustment of ATK's share of the cost of such remedies;

  •
  changes in the extent and type of site utilization;

  •
  the discovery of new contamination;

  •
  the number of parties found liable at each site and their ability to pay; or

  •
  more current estimates of liabilities for these contingencies.

New Accounting Pronouncements

        On April 1, 2002, ATK adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting these statements, ATK no longer amortizes goodwill or other intangible assets with indefinite lives. Upon adoption of SFAS 142, goodwill amortization of $15.4 million, net of taxes, on an annual basis ceased. ATK also recorded a one-time gain of $3.8 million, net of $2.4 million in taxes, for the write-off of negative goodwill as a cumulative effect of a change in accounting principle.

        The following table provides a reconciliation of earnings and earnings per share (EPS), adjusted for the effects of SFAS 142 for the years ended March 31, 2003, 2002, and 2001, adding back amortization of goodwill and other intangibles that are no longer being amortized (in thousands, except per share amounts):

	Years Ended March 31
	2003	2002	2001
Reported income before extraordinary loss and cumulative effect of change in accounting principle	$128,847	$81,443	$67,921
Add back amortization		15,415	2,688

Adjusted income before extraordinary loss and cumulative effect of change in accounting principle	128,847	96,858	70,609
Extraordinary loss on early extinguishment of debt, net of income taxes	(8,390)	(12,116)
Cumulative effect of change in accounting principle, net of income taxes	3,830

Adjusted net income	$124,287	$84,742	$70,609

Basic earnings per share:
Basic EPS before extraordinary loss and cumulative effect of change in accounting principle	$3.37	$2.41	$2.18
Add back amortization		0.46	0.09

Adjusted basic EPS before extraordinary loss and cumulative effect of change in accounting principle	3.37	2.87	2.27
Extraordinary loss	(0.22)	(0.36)
Cumulative effect of change in accounting principle	0.10

Adjusted basic EPS	$3.25	$2.51	$2.27

Diluted earnings per share:
Diluted EPS before extraordinary loss and cumulative effect of change in accounting principle	$3.27	$2.32	$2.13
Add back amortization		0.44	0.08

Adjusted diluted EPS before extraordinary loss and cumulative effect of change in accounting principle	3.27	2.76	2.21
Extraordinary loss	(0.21)	(0.35)
Cumulative effect of change in accounting principle	0.10

Adjusted diluted EPS	$3.16	$2.41	$2.21

        In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for ATK on April 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. ATK believes that the adoption of SFAS 143 will not have a material impact on ATK's results of operations or financial condition.

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

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on ATK's results of operations or financial condition.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 became effective for ATK on December 30, 2002.

        In April 2003, the FAS issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. ATK believes that the adoption of SFAS 149 will not have a material impact on ATK's results of operations or financial condition.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. ATK believes that the adoption of SFAS 150 will not have a material impact on ATK's results of operations or financial condition.

        In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this Interpretation are effective for all guarantees issued or modified after December 31, 2002. ATK has made the additional required disclosures in this report; see Note 6 to the consolidated financial statements regarding ATK's product warranty liability. ATK has no guarantees of others which require disclosure.

        ATK does not make use of business arrangements or other business activities that involve off-balance sheet, variable interest, or special purpose entities.

Inflation

        In management's opinion, inflation has not had a significant impact upon the results of ATK's operations. The selling prices under contracts, the majority of which are long term, generally include estimated costs to be incurred in future periods. These cost projections can generally be negotiated into new buys under fixed-price government contracts, while actual cost increases are recoverable on cost-type contracts.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        ATK is exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, ATK has entered into various hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. ATK uses derivatives to hedge certain interest rate and commodity price risks, but does not use derivative financial instruments for trading or other speculative purposes, and ATK is not a party to leveraged financial instruments. Additional information regarding the financial instruments is contained in Note 7 to the consolidated financial statements. ATK's objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower the overall borrowing costs.

        ATK measures market risk related to holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical 10% change (increase and decrease) in interest rates. ATK used current market rates on the debt and derivative portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis.

        ATK's primary interest rate exposures relate to variable rate debt and interest rate swaps. The potential loss in fair values is based on an assumed immediate change in the net present values of interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to the change in rates. Based on ATK's analysis, a 10% change in interest rates would not have a material impact on the fair values or ATK's results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEPENDENT AUDITORS' REPORT

To the Stockholders of Alliant Techsystems Inc.:

        We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries (ATK) as of March 31, 2003 and 2002, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the years ended March 31, 2003, 2002, and 2001. These financial statements are the responsibility of ATK's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliant Techsystems Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of its operations, its cash flows, and its stockholders' equity for each of the years ended March 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, ATK changed its method of accounting for goodwill and other intangible assets effective April 1, 2002.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
May 8, 2003

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
(Amounts in thousands except per share data)	2003	2002	2001
Sales	$2,172,135	$1,801,605	$1,141,949
Cost of sales	1,697,529	1,420,348	905,574

Gross profit	474,606	381,257	236,375
Operating expenses:
Research and development	26,849	20,589	11,575
Selling	64,200	44,063	24,372
General and administrative	108,014	92,923	64,334

Total operating expenses	199,063	157,575	100,281

Income from continuing operations before interest and income taxes	275,543	223,682	136,094
Interest expense	(65,741)	(84,005)	(33,738)
Interest income	1,429	1,199	1,038

Income from continuing operations before income taxes	211,231	140,876	103,394
Income tax provision	82,384	53,533	35,473
Minority interest expense, net of income taxes		1,240

Income from continuing operations	128,847	86,103	67,921
Loss on disposal of discontinued operations, net of income taxes		(4,660)

Income before extraordinary loss and cumulative effect of change in accounting principle	128,847	81,443	67,921
Extraordinary loss on early extinguishment of debt, net of income taxes	(8,390)	(12,116)
Cumulative effect of change in accounting principle, net of income taxes	3,830

Net income	$124,287	$69,327	$67,921

Basic earnings (loss) per common share:
Continuing operations	$3.37	$2.55	$2.19
Discontinued operations		(0.14)
Extraordinary loss	(0.22)	(0.36)
Cumulative effect of change in accounting principle	0.10

Net income	$3.25	$2.05	$2.19

Diluted earnings (loss) per common share:
Continuing operations	$3.27	$2.45	$2.13
Discontinued operations		(0.13)
Extraordinary loss	(0.21)	(0.35)
Cumulative effect of change in accounting principle	0.10

Net income	$3.16	$1.97	$2.13

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$14,383	$8,513
Net receivables	464,966	411,732
Net inventories	137,849	125,308
Deferred income tax asset	69,460	62,299
Other current assets	25,658	42,467

Total current assets	712,316	650,319
Net property, plant, and equipment	463,736	464,830
Goodwill	839,893	748,050
Prepaid and intangible pension assets	281,941	234,218
Deferred income tax asset	62,537
Deferred charges and other non-current assets	118,841	92,784

Total assets	$2,479,264	$2,190,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,331	$4,805
Accounts payable	115,704	83,404
Contract advances and allowances	48,386	41,507
Accrued compensation	110,693	99,575
Accrued income taxes	23,107	4,408
Other accrued liabilities	125,832	121,558

Total current liabilities	428,053	355,257
Long-term debt	820,856	867,638
Deferred income tax liability		65,091
Post-retirement and post-employment benefits liability	234,037	235,639
Minimum pension liability	379,856	9,313
Other long-term liabilities	138,538	100,462

Total liabilities	2,001,340	1,633,400
Contingencies (Note 12)
Common stock—$.01 par value:
Authorized—90,000,000 shares
Issued and outstanding—38,486,630 shares at March 31, 2003 and 25,229,812 shares at March 31, 2002	416	289
Additional paid-in-capital	470,158	478,489
Retained earnings	458,794	334,507
Unearned compensation	(2,650)	(4,864)
Accumulated other comprehensive income	(246,878)	(14,122)
Common stock in treasury, at cost—3,070,468 shares held at March 31, 2003 and 3,625,702 shares held at March 31, 2002	(201,916)	(237,498)

Total stockholders' equity	477,924	556,801

Total liabilities and stockholders' equity	$2,479,264	$2,190,201

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2003	2002	2001
Operating Activities
Net income	$124,287	$69,327	$67,921
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	61,066	53,928	36,533
Amortization of intangible assets and unearned compensation	6,068	24,745	8,447
Deferred income tax	29,596	(4,387)	11,714
Loss on disposal of property	1,840	1,894	(251)
Minority interest expense, net of income taxes		1,240
Loss on disposal of discontinued operations, net of income taxes		4,660
Extraordinary loss on early extinguishment of debt, net of income taxes	8,390	12,116
Cumulative effect of change in accounting principle, net of income taxes	(3,830)
Changes in assets and liabilities:
Net receivables	(56,943)	5,245	30,157
Net inventories	726	(6,872)	(507)
Accounts payable	24,356	(23,651)	(6,224)
Contract advances and allowances	2,527	4,472	(37,188)
Accrued compensation	8,776	12,608	5,518
Accrued income taxes	28,912	19,450	4,443
Accrued environmental	(625)	(5,009)	(2,191)
Pension and post-retirement benefits	(49,997)	(24,061)	(35,028)
Other assets and liabilities	11,428	16,347	(8,724)

Cash provided by operating activities	196,577	162,052	74,620
Investing Activities
Capital expenditures	(54,171)	(42,884)	(24,755)
Acquisition of businesses	(127,325)	(714,353)	(1,400)
Proceeds from sale of a subsidiary	20,383		17,800
Payment made to minority interest in subsidiary		(2,000)
Proceeds from the disposition of property, plant, and equipment	4,374	276	9,709

Cash (used for) provided by investing activities	(156,739)	(758,961)	1,354
Financing Activities
Net payments on line of credit			(49,000)
Payments made on bank debt	(100,035)	(452,866)	(55,650)
Payments made to extinguish debt	(472,220)	(276,800)
Proceeds from issuance of long-term debt	525,000	1,325,000
Proceeds from issuance of stock		13,011
Payments made for debt issue costs	(2,160)	(43,985)
Payments made for stock issue costs		(8,137)
Net purchase of treasury shares	(2,804)	(2,697)	(4,652)
Proceeds from employee stock compensation plans	18,251	24,733	14,726

Cash (used for) provided by financing activities	(33,968)	578,259	(94,576)

Increase (decrease) in cash and cash equivalents	5,870	(18,650)	(18,602)
Cash and cash equivalents at beginning of year	8,513	27,163	45,765

Cash and cash equivalents at end of year	$14,383	$8,513	$27,163

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par
						Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings	Unearned Compensation		Treasury Stock	Total Stockholders' Equity
(Amounts in thousands except share data)	Shares	Amount
Balance, March 31, 2000	9,073,752	$139	$236,416	$197,259	$(2,520)	$(3,768)	$(312,579)	$114,947
Comprehensive income:
Net income				67,921				67,921
Other comprehensive income (see Note 1):
Adjustments, net						(2,372)		(2,372)

Comprehensive income								65,549
Treasury shares purchased	(61,100)						(4,652)	(4,652)
Exercise of stock options	341,020		(9,220)				21,296	12,076
Restricted stock grants	63,471		219		(4,357)		4,138	—
Stock split	4,618,689	46	(46)					—
Amortization of restricted stock			(55)		3,000			2,945
Tax benefits of employee benefit plans and other	34,737		4,284		23		3,160	7,467

Balance, March 31, 2001	14,070,569	185	231,598	265,180	(3,854)	(6,140)	(288,637)	198,332
Comprehensive income:
Net income				69,327				69,327
Other comprehensive income (see Note 1):
Adjustments, net						(7,982)		(7,982)

Comprehensive income								61,345
Exercise of stock options	739,378		(25,217)				44,801	19,584
Restricted stock grants	67,733		987		(5,545)		4,558	—
Stock split	7,037,670	71	(71)					—
Amortization of restricted stock					4,388			4,388
Stock issuance	3,223,780	33	260,796					260,829
Stock issuance costs			(8,137)					(8,137)
Tax benefits of employee benefit plans and other	90,682		18,533		147		1,780	20,460

Balance, March 31, 2002	25,229,812	289	478,489	334,507	(4,864)	(14,122)	(237,498)	556,801
Comprehensive income:
Net income				124,287				124,287
Other comprehensive income (see Note 1):
Adjustments, net						(232,756)		(232,756)

Comprehensive income								(108,469)
Exercise of stock options	464,538		(18,611)				30,520	11,909
Restricted stock grants	26,589		(155)		(1,595)		1,750	—
Stock split	12,701,583	127	(127)					—
Amortization of restricted stock					3,670			3,670
Tax benefits of employee benefit plans and other	64,108		10,562		139		3,312	14,013

Balance, March 31, 2003	38,486,630	$416	$470,158	$458,794	$(2,650)	$(246,878)	$(201,916)	$477,924

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        (Amounts in thousands except share and per share data and unless otherwise indicated)

1.     Summary of Significant Accounting Policies

        Nature of Operations.    Alliant Techsystems Inc. (ATK) is a supplier of aerospace and defense products to the U.S. Government, U.S. allies, and major prime contractors. ATK is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets. ATK is headquartered in Edina, Minnesota and has operating locations throughout the U.S.

        Basis of Presentation.    The consolidated financial statements of ATK include all majority-owned affiliates. All significant intercompany transactions and accounts have been eliminated.

        Use of Estimates.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

        Revenue Recognition.

          Long-Term Contracts—Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion (cost-to-cost) or based on results achieved, which usually coincides with customer acceptance (units-of-delivery).

          Profits expected to be realized on contracts are based on ATK's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to cost of sales.

          Cost management award fees have been recognized on certain contracts. ATK recognized cost management award fees totaling $25,911 in fiscal 2003, $29,333 in fiscal 2002, and $22,050 in fiscal 2001. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final customer review. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or may be directly reimbursed. Circumstances which could erode cost management performance, and materially impact ATK profitability and cash flow, include failure of a component supplied by ATK, performance problems with the product leading to a major redesign and/or requalification effort, manufacturing problems, including supplier problems which result in production interruptions or delays, and major safety incidents.

          Commercial Products—Sales are recognized on commercial products when it is realized or realizable and has been earned. Sales are recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred, and payment is reasonably assured. Sales are reduced for allowances and price discounts.

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

        The cost of each environmental liability is estimated by ATK's engineering, financial, and legal specialists based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where ATK may be jointly and severally liable. ATK's estimates for environmental obligations are dependent on, and affected by, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, changes in environmental laws and regulations, future technological developments, and the timing of expenditures; accordingly, such estimates could change materially as ATK periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

        Cash Equivalents.    Cash equivalents are all highly liquid temporary cash investments purchased with original maturities of three months or less.

        Marketable Securities.    Investments in marketable equity securities are classified as available for sale securities and are recorded at fair value within other current assets. The fair market value of such investments approximates cost. Unrealized gains and losses are recorded in Other Comprehensive Income (OCI). When such investments are sold, the unrealized gains or losses are reversed from OCI and recognized in the consolidated income statement.

        Inventories.    Inventories are stated at the lower of cost or market. Inventoried costs relating to contracts in progress are stated at actual production costs, including factory overhead, initial tooling, and other related costs incurred to date, reduced by amounts associated with recognized sales. Raw materials, work in process, and finished goods are generally determined using the standard costing method.

        Inventories consist of the following:

	March 31
	2003	2002
Raw materials	$53,677	$36,786
Work in process	20,558	18,037
Finished goods	35,023	25,945
Contracts in progress	28,591	44,540

Total inventories	$137,849	$125,308

        Progress payments received from customers relating to the uncompleted portions of contracts are offset first against unbilled receivable balances, then against applicable inventories. Any remaining progress payment balances are classified as contract advances. Inventories are shown net of reductions of $10,194 as of March 31, 2003 and $6,299 as of March 31, 2002 for customer progress payments received on uncompleted portions of contracts.

        Stock-Based Compensation.    ATK offers stock-based employee compensation plans, which are described more fully in Note 11. ATK accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if ATK had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Earnings per share for all periods have been calculated to reflect two 3-for-2 stock splits (in the form of stock dividends) that became effective June 10, 2002 and September 7, 2001.

	Years Ended March 31
	2003	2002	2001
Net income, as reported	$124,287	$69,327	$67,921
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(4,963)	(5,756)	(4,559)

Pro forma net income	$119,324	$63,571	$63,362

Earnings per share:
Basic—as reported	$3.25	$2.05	$2.19
Basic—pro forma	3.12	1.88	2.04
Diluted—as reported	3.16	1.97	2.13
Diluted—pro forma	3.03	1.81	1.99

        Income Taxes.    Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes.

        Financial Instruments and Hedging.    ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. ATK does not hold or issue derivative financial instruments for trading purposes. Derivatives are used for hedging purposes only, and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. On April 1, 2001, ATK adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a transition adjustment that decreased OCI by $5,060, net of taxes of $3,101, and is reported as a cumulative effect of accounting change in OCI. The transition adjustment relates to hedging activities through March 31, 2001. The hedging activities which resulted in the net $5,060 adjustment are interest rate swaps with a fair value of $(8,080) and certain commodity and foreign currency contracts with a fair value of $(81), all of which have been designated as cash flow hedges. Prior to the application of SFAS 133, financial instruments designated as cash-flow hedges were not recorded in the financial statements, but cash flows from such contracts were recorded as adjustments to earnings as the hedged items affected earnings.

        Earnings Per Share Data.    All share and earnings per share (EPS) data for all periods have been calculated to reflect the 3-for-2 stock splits (in the form of stock dividends) which became effective June 10, 2002, September 7, 2001, and November 10, 2000. Basic EPS is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options (see Note 11) during each period presented, which, if exercised, would have a dilutive effect on earnings per share. In computing EPS for fiscal 2003, 2002, and 2001, earnings, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2003	2002	2001
Basic EPS shares outstanding	38,283	33,746	31,084
Dilutive effect of stock options	1,061	1,450	765

Diluted EPS shares outstanding	39,344	35,196	31,849

        There were also 42,425 stock options for fiscal 2003, 4,575 stock options for fiscal 2002, and 440,213 stock options for fiscal 2001 that were not included in the computation of diluted EPS due to the option price being greater than the average market price of the common shares.

        Comprehensive Income.    Comprehensive income is a measure of all changes in shareholders' equity except those resulting from investments by and distributions to owners. The components of comprehensive income for fiscal 2003, 2002, and 2001 are as follows:

	Years Ended March 31
	2003	2002	2001
Net income	$124,287	$69,327	$67,921
Other comprehensive (loss) income:
Cumulative effect of adoption of SFAS 133, net of income taxes		(5,060)
Change in fair value of derivatives, net of income taxes	(8,890)	(1,738)
Minimum pension liability, net of income taxes	(222,509)	(1,538)	(1,670)
Change in fair value of available-for-sale securities, net of income taxes	(1,357)	354	(702)

Total other comprehensive (loss) income	(232,756)	(7,982)	(2,372)

Total comprehensive (loss) income	$(108,469)	$61,345	$65,549

        New Accounting Pronouncements.

        On April 1, 2002, ATK adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting these statements, ATK no longer amortizes goodwill or other intangible assets with indefinite lives. Upon adoption of SFAS 142, goodwill amortization of $15,415, net of taxes, on an annual basis ceased. ATK also recorded a one-time gain of $3,830, net of $2,449 in taxes, for the write-off of negative goodwill as a cumulative effect of a change in accounting principle.

        The following table provides a reconciliation of earnings and earnings per share (EPS), adjusted for the effects of SFAS 142 for the years ended March 31, 2003, 2002, and 2001, adding back amortization of goodwill and other intangibles that are no longer being amortized:

	Years Ended March 31
	2003	2002	2001
Reported income before extraordinary loss and cumulative effect of change in accounting principle	$128,847	$81,443	$67,921
Add back amortization		15,415	2,688

Adjusted income before extraordinary loss and cumulative effect of change in accounting principle	128,847	96,858	70,609
Extraordinary loss on early extinguishment of debt, net of income taxes	(8,390)	(12,116)
Cumulative effect of change in accounting principle, net of income taxes	3,830

Adjusted net income	$124,287	$84,742	$70,609

Basic earnings per share:
Basic EPS before extraordinary loss and cumulative effect of change in accounting principle	$3.37	$2.41	$2.18
Add back amortization		0.46	0.09

Adjusted basic EPS before extraordinary loss and cumulative effect of change in accounting principle	3.37	2.87	2.27
Extraordinary loss	(0.22)	(0.36)
Cumulative effect of change in accounting principle	0.10

Adjusted basic EPS	$3.25	$2.51	$2.27

Diluted earnings per share:
Diluted EPS before extraordinary loss and cumulative effect of change in accounting principle	$3.27	$2.32	$2.13
Add back amortization		0.44	0.08

Adjusted diluted EPS before extraordinary loss and cumulative effect of change in accounting principle	3.27	2.76	2.21
Extraordinary loss	(0.21)	(0.35)
Cumulative effect of change in accounting principle	0.10

Adjusted diluted EPS	$3.16	$2.41	$2.21

        In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for ATK on April 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. ATK believes that the adoption of SFAS 143 will not have a material impact on ATK's results of operations or financial condition.

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

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on ATK's results of operations or financial condition.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 became effective for ATK on December 30, 2002.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. ATK believes that the adoption of SFAS 149 will not have a material impact on ATK's results of operations or financial condition.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. ATK believes that the adoption of SFAS 150 will not have a material impact on ATK's results of operations or financial condition.

        In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this Interpretation are effective for all guarantees issued or modified after December 31, 2002. ATK has made the additional required disclosures in this report; see Note 6 regarding ATK's product warranty liability. ATK has no guarantees of others which require disclosure.

        ATK does not make use of business arrangements or other business activities that involve off-balance sheet, variable interest, or special purpose entities.

        Reclassifications.    Certain reclassifications have been made to the fiscal 2002 and 2001 financial statements to conform to the fiscal 2003 classification. The reclassifications had no impact on income from continuing operations before income taxes, net income, or stockholders' equity.

2.     Acquisitions

        On April 20, 2001, ATK acquired Alcoa Inc.'s Thiokol propulsion business (Thiokol) for $708,343 in cash. The majority of the Thiokol operations are included in ATK's Aerospace segment, and a portion is in the Precision Systems segment. On December 7, 2001, ATK acquired the civil ammunition and related products business (the civil ammunition business), formerly known as the Sporting Equipment Group (SEG), of Blount International, Inc. (Blount) for 4,573,170 shares of ATK's common stock plus a minimal amount of cash. During fiscal 2003, ATK finalized the purchase price of the civil ammunition business with Blount, resulting in the receipt of $8,949 in cash from Blount. During fiscal 2003, ATK also received $8,722 from Blount to partially compensate ATK for assuming underfunded pension plans. The civil ammunition business is included in the Ammunition segment. On May 31, 2002, ATK acquired the ordnance business of The Boeing Company (now known as ATK Gun Systems), which is included in the Precision Systems segment. On October 25, 2002, ATK acquired the assets of Science and Applied Technology, Inc. (now known as ATK Missile Systems), which is included in the Precision Systems segment. On January 8, 2003, ATK acquired Composite Optics, Inc. (COI), which is included in the Aerospace segment.

        ATK used the purchase method of accounting to account for these acquisitions, and, accordingly, the results of each of the acquired businesses are included in ATK's consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value. The purchase price allocation for Thiokol was considered complete as of March 31, 2002, the purchase price allocation for the civil ammunition business was considered complete as of December 29, 2002, and the allocations for ATK Gun Systems, ATK Missile Systems, and COI were finalized as of March 31, 2003. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill.

        Pro forma information on results of operations for fiscal 2003 and 2002, as if all of these acquisitions had occurred on April 1, 2001, are as follows (unaudited):

	Years Ended March 31
	2003	2002
Sales	$2,242,963	$2,124,721
Income from continuing operations	127,394	89,573
Discontinued operations, net of income taxes		(4,660)
Extraordinary loss, net of income taxes	(8,390)	(12,116)
Cumulative effect of change in accounting principle, net of income taxes	3,830

Net income	$122,834	$72,797

Basic earnings per share:
Income from continuing operations	$3.33	$2.43
Discontinued operations		(0.13)
Extraordinary loss	(0.22)	(0.33)
Cumulative effect of change in accounting principle	0.10

Net income	$3.21	$1.97

Diluted earnings per share:
Income from continuing operations	$3.23	$2.34
Discontinued operations		(0.12)
Extraordinary loss	(0.21)	(0.32)
Cumulative effect of change in accounting principle	0.10

Net income	$3.12	$1.90

        The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions actually occurred on the assumed acquisition date.

3.     Receivables

        Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	March 31
	2003	2002
Contract receivables:
Billed receivables	$214,529	$207,561
Unbilled receivables	244,302	193,673
Other receivables	6,135	10,498

Total current receivables	$464,966	$411,732

        Receivable balances are shown net of customer progress payments received of $151,972 as of March 31, 2003 and $161,050 as of March 31, 2002. Receivable balances are shown net of allowances for doubtful accounts of $2,819 as of March 31, 2003 and $1,889 as of March 31, 2002.

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

4.     Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and test equipment is depreciated using the double declining balance method at most of ATK's subsidiaries, and using the straight-line method at other facilities. Other depreciable property is depreciated using the straight-line method. Depreciation expense was $61,066 in fiscal 2003, $53,928 in fiscal 2002, and $36,533 in fiscal 2001.

        ATK periodically reviews property, plant, and equipment for impairment. When such an impairment is identified, it is recorded as a loss in that period.

        Property, plant, and equipment consists of the following:

	March 31
	2003	2002
Land	$23,029	$30,023
Buildings and improvements	198,102	214,903
Machinery and equipment	565,179	494,547
Property not yet in service	5,168	16,935

Gross property, plant, and equipment	791,478	756,408
Less accumulated depreciation	(327,742)	(291,578)

Net property, plant, and equipment	$463,736	$464,830

5.     Goodwill and Deferred Charges and Other Non-Current Assets

        The changes in the carrying amount of goodwill for the year ended March 31, 2003 by operating segment were as follows:

	Aerospace	Precision Systems	Ammunition	Total
Balance at March 31, 2002	$554,755	$37,030	$156,265	$748,050
Acquisitions	39,793	94,737		134,530
Adjustments	(698)		(41,989)	(42,687)

Balance at March 31, 2003	$593,850	$131,767	$114,276	$839,893

        The acquisition within the Aerospace segment is the acquisition of Composite Optics, Inc. The acquisitions within the Precision Systems segment are ATK Gun Systems and ATK Missile Systems. The Ammunition segment adjustments relate to purchase price allocation adjustments for the civil ammunition business.

        Deferred charges and other non-current assets consists of the following:

	March 31
	2003	2002
Gross debt issuance costs	$15,463	$30,136
Less accumulated amortization	(2,516)	(3,841)

Net debt issuance costs	12,947	26,295
Other intangible assets	72,444	36,034
Environmental remediation receivable	19,047	16,861
Other non-current assets	14,403	13,594

Total deferred charges and other non-current assets	$118,841	$92,784

        Other intangible assets consists primarily of trademarks, patented technology, and brand names that are not being amortized as their estimated useful lives are considered indefinite. ATK has no material intangible assets that are required to be amortized under Statement of Financial Accounting Standards (SFAS) No. 142.

6.     Other Accrued Liabilities

        The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2003	2002
Employee benefits and insurance	$40,037	$43,038
Interest	14,932	14,238
Warranty	12,463	13,387
Environmental remediation	6,251	4,347
Legal	1,838	3,882
Other	50,311	42,666

Total other accrued liabilities—current	$125,832	$121,558

Environmental remediation	$43,939	$44,354
Interest rate swaps	29,371	10,965
Supplemental employee retirement plan	24,431	22,400
Management deferred compensation plan	11,967	9,466
Legal	3,000	7,590
Other	25,830	5,687

Total other long-term liabilities	$138,538	$100,462

        See discussion regarding the increase in the liability related to interest rate swaps in Note 7.

        ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are recorded when the product is shipped and are based on historical information and current trends. The following is a reconciliation of the changes in ATK's product warranty liability during fiscal 2003:

Balance at March 31, 2002	$13,387
Payments made	(1,063)
Warranties issued	1,534
Changes related to preexisting warranties	(1,809)
Warranties acquired in business acquisitions	414

Balance at March 31, 2003	$12,463

7.     Long-Term Debt and Interest Rate Swaps

        As of March 31, 2003 and 2002, long-term debt, including the current portion, consisted of the following:

	March 31
	2003	2002
Tranche B term loans		$472,220
Tranche C term loans	$425,000
Senior Subordinated Notes	400,000	400,000
Notes payable	187	223

Total debt outstanding	$825,187	$872,443

        In May 2001, ATK issued $400,000 aggregate principal amount of 8.50% Senior Subordinated Notes that mature on May 15, 2011. The outstanding notes are general unsecured obligations. The outstanding notes rank equal in right of payment with all of the future senior subordinated indebtedness, and are subordinated in right of payment to all of the existing and future senior indebtedness, including the senior credit facilities. The outstanding notes are guaranteed on an unsecured basis by substantially all of ATK's domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors. Interest on the outstanding notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of March 31, 2003, the interest rate on the Senior Subordinated Notes was 6.5% after taking into account the related interest rate swap agreements, which are discussed below.

        Also in May 2001, in connection with the acquisition of Thiokol, ATK entered into senior credit facilities totaling $1,050,000. The senior credit facilities consisted of a six-year revolving credit facility of $250,000, $300,000 six-year Tranche A term loans, and $500,000 eight-year Tranche B term loans. In May 2002, ATK restructured the senior credit facilities, repaying the Tranche B term loans and entering into new seven-year term loans, Tranche C, in the amount of $525,000. The additional debt incurred on the Tranche C term loans was used to finance the purchase of ATK Gun Systems and to cover the approximately $2,000 in debt issuance costs relating to this debt restructure. The debt issuance costs are being amortized to interest expense over the term of the Tranche C term loans. Through March 31, 2003, ATK had paid $100,000 on its Tranche C term loans, of which $95,037 represented prepayments. The senior credit facilities are secured by perfected first priority security interests, subject only to permitted liens, in substantially all of ATK's tangible and intangible assets, including the capital stock of certain of its subsidiaries and are guaranteed by its domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. Interest charges on the Tranche C term loans are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.25%. As of March 31, 2003, the interest rate on the Tranche C term loans was 7.3% per annum after taking into account the related interest rate swap agreements, which are discussed below. As of March 31, 2003, ATK had no borrowings against its $250,000 bank revolving credit facility and had outstanding letters of credit of $60,932, which reduced amounts available on the revolving facility to $189,068. Of this $189,068, $39,068 may be used exclusively for the issuance of letters of credit and $150,000 may be used for borrowings. Had ATK had an outstanding balance on the revolving credit loans, the interest rate would have been 3.7% per annum. ATK's weighted average interest rate on short-term borrowings was 5.0% during fiscal 2003 and 6.9% during fiscal 2002.

        As a result of these financing activities, $8,390 (net of $5,364 in taxes) of debt issuance costs were written off as an extraordinary loss on early extinguishment of debt in fiscal 2003.

        At March 31, 2003, the carrying amount of the variable-rate debt approximates fair market value, based on current rates for similar instruments with the same maturities.

        The scheduled minimum loan payments on outstanding long-term debt are $4,331 in each of fiscal 2004 through 2007, $203,949 in fiscal 2008, and $603,914 in fiscal 2009 or later. ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 63% as of March 31, 2003 and 61% as of March 31, 2002.

        ATK's senior credit facilities and the indenture governing the Senior Subordinated Notes impose limitations on ATK's ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit ATK's ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that ATK meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. ATK's ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of March 31, 2003, ATK was in compliance with the covenants.

        ATK has limited amortization requirements under the senior credit facilities over the next few years. ATK's other debt service requirements consist principally of interest expense on the senior credit facilities and the Senior Subordinated Notes. ATK's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Interest Rate Swaps

        ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of March 31, 2003, ATK had the following interest rate swaps:

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$95,147	$(4,307)	6.59%	1.29%	November 2004
Amortizing swap	105,000	(5,270)	5.25%	1.29%	December 2005
Amortizing swap	105,000	(5,322)	5.27%	1.29%	December 2005
Non-amortizing swap	100,000	(15,656)	6.06%	1.29%	November 2008

Derivative obligation		(30,555)

			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	2,006	8.50%	5.37%	May 2011
Non-amortizing swap	100,000	3,592	8.50%	5.58%	May 2011

Derivative asset		5,598

		$(24,957)

        In May 2002, ATK entered into two nine-year swaps (the New Swaps), with a $100,000 notional value each, against ATK's $400,000 Senior Subordinated Notes. ATK entered into the New Swaps to obtain greater access to the lower borrowing costs normally available on floating-rate debt. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. In fiscal 2003, ATK re-couponed its two $100,000 floating-rate swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to LIBOR plus 3.7% and the receipt of $16,750 cash, which is included in other long-term liabilities and will be amortized to reduce interest expense through May 2011.

        The fair market value of ATK's interest rate swaps was $(24,957) at March 31, 2003, a decrease of $12,869 since March 31, 2002. Of the fair market value of $(24,957), $(29,371) was recorded within other long-term liabilities on the balance sheet, $3,070 was within other long-term assets, $1,374 was recorded within other receivables, and $(30) was recorded within accrued interest in other current liabilities.

8.     Employee Benefit Plans

        ATK's noncontributory defined benefit pension plans cover substantially all employees. Plans provide either pension benefits of stated amounts for each year of credited service, or pension benefits based on employee annual pay levels and years of credited service. ATK funds the plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for ATK are held in a trust and are invested in a diversified portfolio of equity securities, fixed income investments, and real estate investments.

        Generally, employees retiring from ATK prior to December 31, 2002 and after attaining age 55 who have had at least five or ten years of service, depending on plan provisions, are entitled to post-retirement health care benefits and life insurance coverage until the retiree reaches age 65 or later. The portion of the premium cost borne by ATK for such benefits is dependent on the employee's years of service, start date, and age as of December 31, 2000. ATK will not provide a subsidy of retiree health care costs for employees commencing employment after March 31, 2000 or for employees who are younger than age 45 or have less than 20 years of service as of December 31, 2001. Generally, any employee currently eligible for this subsidy must retire by December 31, 2003 in order to retain subsidized coverage for age 65 or later, and must retire by December 31, 2005 to retain subsidized coverage for retirement date until age 65. Further contributions from retirees are also required based on plan deductibles and co-payment provisions.

        The change in benefit obligation and funded status of ATK's employee retirement plans are as follows:

	Pension Benefits Years Ended March 31		Post-retirement Benefits Years Ended March 31
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$1,595,225	$886,074	$372,552	$141,755
Benefit obligation of acquired businesses		671,422		162,638
Service cost	31,559	28,434	6,197	4,913
Interest cost	111,014	108,760	25,107	20,713
Amendments		(879)	(2,376)
Actuarial loss	74,167	66,195	17,721	71,011
Benefits paid	(121,520)	(164,781)	(29,142)	(28,478)

Benefit obligation at end of year	1,690,445	1,595,225	390,059	372,552
Change in plan assets
Fair value of plan assets at beginning of year	1,556,785	1,055,907	48,927	14,062
Adjustment to remove Rabbi Trust	(461)
Fair value of plan assets from acquired businesses		752,572		29,191
Actual return on plan assets	(176,201)	(91,652)	(986)	2,311
Retiree contributions			9,371	8,327
Employer contributions	24,087	4,739	32,617	31,144
Benefits paid	(121,520)	(164,781)	(37,934)	(36,108)

Fair value of plan assets at end of year	1,282,690	1,556,785	51,995	48,927

Funded status	(407,755)	(38,440)	(338,064)	(323,625)
Accrued contribution		820	4,418	3,642
Unrecognized net actuarial loss (gain)	628,707	217,049	134,326	116,793
Unrecognized prior service cost	9,883	11,312	(17,914)	(23,295)
Unrecognized net transition asset	1	15

Prepaid (accrued) benefit cost	$230,836	$190,756	$(217,234)	$(226,485)

Prepaid benefit cost	$111,882	$223,554
Accrued benefit liability	(260,902)	(42,111)
Intangible asset	10,134	1,394
Accumulated other comprehensive income	369,722	7,919

Prepaid benefit cost	$230,836	$190,756

        In accordance with SFAS No. 87, Employer's Accounting for Pensions, ATK has recognized the minimum liability for underfunded pension plans equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as an intangible asset to the extent of any unrecognized prior service cost, with the remaining balance recorded as a reduction to equity. The minimum pension liability in excess of the unrecognized prior service cost was $369,722 as of March 31, 2003 and $7,919 as of March 31, 2002. The March 31, 2003 balance consists of an intangible pension asset of $10,134 and a pension liability of $379,856, and the March 31, 2002 balance consists of an intangible pension asset of $1,394 and a pension liability of $9,313. The change in the additional minimum pension liability recognized in ATK's consolidated statement of stockholders' equity was as follows:

	Years Ended March 31
	2003	2002	2001
Change in:
Intangible assets	$8,740	$(1,302)	$1,673
Accrued pension benefit costs	(370,543)	(1,179)	(3,343)

Total change in additional minimum pension liability	$(361,803)	$(2,481)	$(1,670)

        ATK's nonpension post-retirement benefit obligations are generally not prefunded.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefits in excess of plan assets were $1,415,249, $1,280,754, and $1,020,880, respectively, as of March 31, 2003, and $673,734, $596,281, and $576,120, respectively, as of March 31, 2002.

        The components of net periodic benefit cost (income) for ATK's employee retirement plans are as follows:

	Pension Benefits Years Ended March 31			Post-retirement Benefits Years Ended March 31
	2003	2002	2001	2003	2002	2001
Service cost	$31,559	$28,434	$15,767	$6,197	$4,913	$589
Interest cost	111,014	108,760	63,119	25,107	20,713	10,452
Expected return on plan assets	(162,086)	(160,858)	(92,490)	(3,865)	(3,498)	(740)
Amortization of unrecognized net loss (gain)	610	400	(18)	5,358	2,252	733
Amortization of unrecognized prior service cost	2,007	2,001	1,850	(2,940)	(2,972)	(720)
Amortization of unrecognized net transition asset	14	(161)	(559)

Net periodic benefit (income) cost before special termination benefits / curtailment	(16,882)	(21,424)	(12,331)	29,857	21,408	10,314
Special termination benefits cost / curtailment		8,372		(4,817)

Net periodic benefit (income) cost	$(16,882)	$(13,052)	$(12,331)	$25,040	$21,408	$10,314

        During fiscal 2003, ATK recognized a curtailment benefit of $4,817 resulting from the elimination of retiree medical subsidies for certain future retirees. During fiscal 2002, ATK terminated certain employees within its Aerospace operations, resulting in the $8,372 charge to income.

        The weighted-average assumptions used in the accounting for ATK's employee retirement plans are as follows:

	Pension Benefits Years Ended March 31			Post-retirement Benefits Years Ended March 31
	2003	2002	2001	2003		2002	2001
Discount rate	6.75%	7.25%	7.50%	6.75%		7.25%	7.50%
Expected long-term rate of return on plan assets	9.50%	9.50%	9.50%	6.00 8.50	%/ %	6.00%	6.00%
Rate of compensation increase:
Union	3.00%	3.00%	3.00%
Salaried	3.50%	4.00%	4.00%
Health care trend rate				9.00%		10.00%	5.00%

        For measurement purposes, a weighted average annual rate of increase of 9% in the cost of covered health care benefits was assumed for fiscal 2003 with that rate of increase decreasing 1% a year until an ultimate rate of increase of 5% is attained which is used thereafter.

        Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$1,212	$(1,141)
Effect on postretirement benefit obligation	17,255	(16,425)

        ATK also sponsors a number of defined contribution plans. Participation in one of these plans is available to substantially all employees. The two principal defined contribution plans are 401(k) plans sponsored by ATK to which employees may contribute up to 50% of their pay, an increase as of January 1, 2003, from 20%. For the majority of participants, ATK contributes amounts equal to 50% of employee contributions up to 6% of the employee's pay. The amount expensed for ATK-match provision of the plans was $15,870 in fiscal 2003, $12,069 in fiscal 2002, and $6,828 in fiscal 2001.

        Approximately 1,775, or 15%, of ATK's employees are covered by collective bargaining agreements. None of these agreements are expected to be renegotiated during fiscal 2004, due to current agreement expirations.

9.     Income Taxes

        The total income tax provision was allocated as follows:

	Years Ended March 31
	2003	2002	2001
Income from continuing operations	$82,384	$53,533	$35,473
Minority interest expense		(760)
Loss on disposal of discontinued operations		(2,856)
Extraordinary loss on early extinguishment of debt	(5,364)	(7,426)
Cumulative effect of change in accounting principle	2,449
Stockholders' equity, for other comprehensive income	(149,658)	(4,891)

Income tax provision	$(70,189)	$37,600	$35,473

        ATK's income tax provision attributable to income from continuing operations consists of:

	Years Ended March 31
	2003	2002	2001
Current:
Federal	$42,834	$48,076	$25,347
State	9,978	4,953	3,291
Deferred	29,572	504	6,835

Income tax provision attributable to income from continuing operations	$82,384	$53,533	$35,473

        The items responsible for the differences between the federal statutory rate and ATK's effective rate are as follows:

	Years Ended March 31
	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	3.1%	3.4%	5.2%
Non-deductible goodwill amortization		3.8%	1.1%
Other permanent non-deductible costs, net	4.5%	0.6%	(1.2)%
Research and development credit	(3.6)%	(4.8)%	(5.8)%

Income tax provision attributable to income from continuing operations	39.0%	38.0%	34.3%

        Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. As of March 31, 2003 and 2002, the deferred tax assets and liabilities resulted from temporary differences related to the following:

	March 31
	2003	2002
Deferred income tax asset:
Reserves for employee benefits	$125,384	$133,017
Environmental reserves	6,780	14,516
Contingency reserve	14,756	14,549
Other reserves	24,744	19,951
Research tax credits	4,326	12,543
Alternative minimum tax credits	9,843	9,710
Other comprehensive income provision	154,550	4,892
Other	9,077	7,104

Deferred income tax asset	349,460	216,282

Deferred income tax liability:
Long-term contract method of revenue recognition	(9,012)	(29,947)
Property, plant, and equipment	(76,181)	(79,550)
Intangible assets	(20,712)	(14,932)
Prepaid pension asset	(111,558)	(94,645)

Deferred income tax liability	(217,463)	(219,074)

Net deferred income tax asset (liability)	$131,997	$(2,792)

        Realization of ATK's deferred tax assets is dependent upon future reversals of existing taxable temporary differences. Although realization is not assured, ATK believes it is more likely than not that the recorded benefits will be realized through the reduction of future taxable income. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

10.   Commitments

        ATK leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $35,326 in fiscal 2003, $29,437 in fiscal 2002, and $16,658 in fiscal 2001.

        The following table summarizes ATK's contractual obligations and commercial commitments as of March 31, 2003:

		Payments Due by Period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
Contractual Obligations:
Long-term debt	$825,187	$4,331	$8,662	$208,280	$603,914
Operating leases	176,428	29,585	53,317	43,622	49,904

Total contractual obligations	$1,001,615	$33,916	$61,979	$251,902	$653,818

Other Commercial Commitments:
Letters of credit	$60,932	$56,852	$4,080

        ATK currently leases its facility in Magna, Utah from a private party. This facility is used in the production and testing of some of ATK's rocket motors. The current lease extends through September 2007 and may be extended through September 2022 at ATK's sole discretion. The lease requires ATK to surrender the property back to its owner in its original condition. While ATK currently anticipates operating this facility indefinitely, ATK could incur significant costs if ATK were to terminate this lease.

11.   Stockholders' Equity

        ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

        ATK sponsors five stock-based incentive plans, including the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the 1997 Employee Stock Purchase Plan, the Non-Employee Director Restricted Stock Plan, the Management Compensation Plan, and the 2000 Stock Incentive Plan. ATK has reserved up to 16,089,794 common shares to be granted under these plans. Stock options are granted periodically, at the fair market value of ATK's common stock on the date of grant, and generally vest from one to three years from the date of grant and have a 10 year life. Restricted stock issued to non-employee directors and certain key employees totaled 26,589 shares in fiscal 2003, 101,600 shares in fiscal 2002, and 142,810 shares in fiscal 2001. Restricted shares vest over periods of one to four years from the date of award. As of March 31, 2003, net restricted shares of up to 571,518 shares were reserved for certain key officers which will vest upon achievement of certain financial performance goals through fiscal 2004.

        A summary of ATK's stock option activity, which reflects two 3-for-2 stock splits that became effective June 10, 2002 and September 7, 2001, is as follows:

	Years Ended March 31
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,300,350	$27.73	2,854,890	$20.81	3,101,085	$17.86
Granted	410,075	59.60	608,904	41.21	713,763	23.57
Exercised	(543,225)	21.84	(1,109,067)	17.73	(923,947)	13.05
Canceled	(38,788)	28.54	(54,377)	20.83	(36,011)	20.74

Outstanding at end of year	2,128,413	35.36	2,300,350	27.73	2,854,890	20.81
Options exercisable at year end	1,333,950	26.19	1,273,530	22.23	1,430,978	18.50
Weighted average fair value of options granted during the year		25.17		16.26		10.64

        The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The following weighted average assumptions were used for grants:

	Years Ended March 31
	2003	2002	2001
Risk-free rate	4.0%	4.8%	5.8%
Expected volatility	31.9%	30.5%	29.4%
Expected option life	7 years	6 years	7 years

        A summary of stock options outstanding at March 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0 - $14.99	85,202	2.8 years	$11.58	85,202	$11.58
$15 - $24.99	640,381	6.0 years	21.05	638,693	21.05
$25 - $34.99	470,505	7.3 years	26.75	375,355	26.59
$35 - $44.99	164,175	8.1 years	40.48	110,475	41.48
$45 - $54.99	370,375	8.8 years	47.76	123,075	47.76
$55 - $64.99	356,100	9.8 years	59.11	1,150	57.77
$65 - $74.99	41,675	9.2 years	67.79

Total	2,128,413	7.5 years	$35.36	1,333,950	$26.19

        ATK's Board of Directors has authorized ATK to repurchase up to 2.1 million shares of its common stock, of which approximately 1.8 million shares have been purchased through March 31, 2003, the last such purchase occurring in April 2000. Any authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. As of March 31, 2003, ATK's debt covenants permit ATK to make "restricted payments" (as defined in ATK's debt covenants) up to $50,000, which among other items, would allow payments for future stock repurchases.

12.   Contingencies

        Litigation.    From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK's business. ATK does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its operating results, financial condition, or cash flows.

        Environmental Remediation.    ATK's operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, fines, and penalties, or third party property damage or personal injury claims, as a result of violations or liabilities of environmental laws or non-compliance with environmental permits.

        The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.5% as of March 31, 2003. This discount rate represents a decrease from 4.6% used as of March 31, 2002. The impact of the reduction in the rate during fiscal 2003 was an increase in the net liability of approximately $1,900, which was recognized in expense during the year. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2003		March 31, 2002
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,865)	$26,415	$(63,519)	$24,937
Unamortized discount	11,675	(3,821)	14,818	(4,458)

Present value amounts (payable) receivable	$(50,190)	$22,594	$(48,701)	$20,479

        Of the $50,190 net liability, $6,251 is recorded within other current liabilities and $43,939 is recorded within other non-current liabilities. Of the $22,594 net receivable, $3,547 is recorded within other current assets and $19,047 is recorded within other non-current assets.

        ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements. As part of its acquisition of the Hercules Aerospace Company, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules's representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. Hercules' environmental indemnity obligation relating to contamination on federal lands remains effective, provided that ATK gives notice of any claims related to federal lands on or before December 31, 2005.

        Under the Thiokol purchase agreement, ATK generally assumed responsibility for environmental compliance at the acquired facilities. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29,000; ATK and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, subject to ATK having appropriately notified Alcoa of any issues prior to January 30, 2004; and ATK is responsible for any payments in excess of $49,000.

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

        ATK also has an indemnification agreement from The Boeing Company in connection with the facilities of ATK Gun Systems.

        ATK cannot ensure that the U.S. Government, Hercules, Alcoa, Blount, or other third parties will reimburse it for any particular environmental costs or reimburse ATK in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. ATK's failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, Blount, or other third parties could have a material adverse effect on its operating results, financial condition, or cash flows. While ATK has environmental management programs in place to mitigate these risks, and environmental laws and regulations have not had a material adverse effect on ATK's operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.

        At March 31, 2003, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be $2,799 in fiscal 2004, $1,134 in fiscal 2005, $928 in fiscal 2006, $3,597 in fiscal 2007, and $4,363 in fiscal 2008; estimated amounts payable thereafter total $22,629. Amounts payable/receivable in periods beyond fiscal 2004 have been classified as non-current on the March 31, 2003 balance sheet. As of March 31, 2003, the estimated discounted range of reasonably possible costs of environmental remediation was $50,190 to $89,637. ATK does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect its future operating results, financial condition, or cash flows. There were no material insurance recoveries related to environmental remediations during fiscal 2003, 2002, or 2001.

        Other Contingencies.    ATK is also subject to a number of other potential risks and contingencies, including the following:

  •
  reductions or changes in U.S. Government military spending;

  •
  increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts;

  •
  termination of its contracts;

  •
  procurement and other related laws and regulations;

  •
  contract novation;

  •
  intense competition;

  •
  disruptions in the supply of key raw materials and difficulties in the supplier qualification process; and

  •
  fires or explosions at one of ATK's facilities.

13.   Disposal of Discontinued Operations

        During fiscal 2002, ATK recorded a $4,660 loss on disposal of discontinued operations, net of $2,856 in taxes, due to litigation related to the former Marine Systems operations.

14.   Supplemental Cash Flow Information

        Income taxes paid totaled $28,253 in fiscal 2003, $16,739 in fiscal 2002, and $19,316 in fiscal 2001. Income tax refunds received totaled $8,674 in fiscal 2003, $12,500 in fiscal 2002, and $0 in fiscal 2001. Cash paid for interest totaled $57,017 in fiscal 2003, $66,297 in fiscal 2002, and $32,566 in fiscal 2001. Cash received for interest totaled $1,429 in fiscal 2003, $670 in fiscal 2002, and $1,038 in fiscal 2001.

        During fiscal 2002, ATK issued 4,573,170 shares of common stock, with a fair value of $247,817, directly to Blount to acquire the civil ammunition business. During fiscal 2001, ATK received approximately $5,200 in stock of Chemring Group PLC relating to the sale of the Kilgore Flare business. This stock is classified as other current assets on the balance sheet as of March 31, 2002. ATK sold this stock in fiscal 2003.

15.   Operating Segment Information

        On April 1, 2002, ATK realigned its business operations and now has three operating segments: Aerospace, Precision Systems, and Ammunition. These segments are defined based on the reporting used by the ATK's chief executive officer and other management.

  •
  The Aerospace segment supplies solid propulsion systems for commercial and government space launch vehicles, strategic missiles, and missile defense interceptors; and provides operations and technical support services for space launches. The Aerospace segment supplies high-performance composite structures for space launch vehicles, rocket motor casings, military and commercial aircraft, and spacecraft structures. Additionally, the Aerospace segment designs and manufactures engineered reflectors and structures for satellite systems and high-temperature products for aerospace and commercial applications using ceramic matrix composites.

  •
  The Precision Systems segment supplies gun-launched precision-guided munitions, propulsion for missile defense systems, tactical missile systems, tactical rocket motors and warheads, upper stages for spacecraft and launch vehicles, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, electronic warfare and support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, tank ammunition, medium-caliber gun systems, and medium-caliber ammunition.

  •
  The Ammunition segment supplies small-caliber military ammunition, ammunition and rocket propellants, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

        Also effective April 1, 2002, ATK is reporting segment results based on income from continuing operations before interest and income taxes, rather than income from continuing operations before income taxes, as was previously reported, to be more consistent with ATK's current internal reporting practices.

        Effective April 1, 2003, ATK further realigned its operations so that the medium-caliber ammunition programs will be included in the Ammunition segment rather than the Precision Systems segment.

        All of ATK's operating segments derive the majority of their sales from contracts with, and prime contractors to, the U.S. Government. During fiscal 2003, approximately 73% of ATK's sales were derived from contracts with the U.S. Government or U.S. Government prime contractors. U.S. Government contract sales were $1,587,213 in fiscal 2003, $1,353,274 in fiscal 2002, and $872,813 in fiscal 2001.

        Sales to The Boeing Company represented approximately 8%, 10%, and 15% of ATK's total sales in fiscal 2003, 2002, and 2001, respectively. Sales to Lockheed Martin represented approximately 6%, 9%, and 16% of ATK's total sales in fiscal 2003, 2002, and 2001, respectively. While the majority of sales to these contractors is derived from rocket propulsion contracts in the Aerospace segment, the Precision Systems segment also derives a portion of their sales from sales to these contractors.

        ATK's foreign sales to customers were $163,954 in fiscal 2003, $125,100 in fiscal 2002, and $93,500 in fiscal 2001. Approximately 63% of fiscal 2003 foreign sales were in the Precision Systems segment, 28% were in the Ammunition segment, and 9% were in the Aerospace segment. Sales to no individual country outside the U.S. accounted for more than 1% of ATK's sales in fiscal 2003.

        The following summarizes ATK's results by operating segment in fiscal 2003, 2002, and 2001:

	Year Ended March 31, 2003
	Aerospace	Precision Systems	Ammunition	Corporate	Total
Sales
External customers	$940,827	$642,846	$588,462		$2,172,135
Intercompany	2,234	5,976	30,819	$(39,029)	—

Total	943,061	648,822	619,281	(39,029)	2,172,135
Capital expenditures	21,624	12,264	20,283		54,171
Depreciation	39,293	11,462	10,311		61,066
Amortization	950	1,402	1,317	2,399	6,068
Income from continuing operations before interest and income taxes	155,759	62,528	70,010	(12,754)	275,543
Total assets	1,072,081	337,002	360,772	709,409	2,479,264

	Year Ended March 31, 2002
	Aerospace	Precision Systems	Ammunition	Corporate	Total
Sales
External customers	$862,806	$562,231	$376,568		$1,801,605
Intercompany	1,085	1,189	31,854	$(34,128)	—

Total	863,891	563,420	408,422	(34,128)	1,801,605
Capital expenditures	15,912	11,117	15,855		42,884
Depreciation	38,338	9,508	6,082		53,928
Amortization	16,988	2,590	1,326	3,841	24,745
Income from continuing operations before interest and income taxes	132,660	49,432	48,794	(7,204)	223,682
Total assets	1,069,672	227,856	362,662	530,011	2,190,201

	Year Ended March 31, 2001
	Aerospace	Precision Systems	Ammunition	Corporate	Total
Sales
External customers	$384,197	$470,012	$287,740		$1,141,949
Intercompany	33	50	23,808	$(23,891)	—

Total	384,230	470,062	311,548	(23,891)	1,141,949
Capital expenditures	8,986	6,888	8,881		24,755
Depreciation	25,411	9,318	1,804		36,533
Amortization	2,795	2,835	1,230	1,587	8,447
Income from continuing operations before interest and income taxes	70,501	30,748	39,600	(4,755)	136,094

        Certain administrative functions are primarily managed by ATK at the corporate headquarters ("Corporate"). Some examples of such functions are human resources, pension and post-retirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and post-retirement benefits, environmental liabilities, and income taxes. Pension and post-retirement benefit expenses are allocated to each operating segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each operating segment based on the origin of the underlying environmental cost. Transactions between operating segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate."

16.   Quarterly Financial Data (Unaudited)

        Quarterly financial data is summarized for fiscal 2003 and 2002 as follows:

	Fiscal 2003 Quarter Ended
	June 30	September 29	December 29	March 31
Sales	$519,890	$513,145	$519,758	$619,342
Gross profit	112,257	113,651	118,546	130,152
Income from continuing operations	29,126	28,541	35,886	35,294
Net income	24,843	28,474	35,747	35,223
Basic earnings per share:
Continuing operations	0.76	0.75	0.94	0.92
Net income	0.65	0.75	0.93	0.92
Diluted earnings per share:
Continuing operations	0.74	0.73	0.91	0.90
Net income	0.63	0.73	0.91	0.90

	Fiscal 2002 Quarter Ended
	July 1	September 30	December 30	March 31
Sales	$395,216	$427,567	$464,128	$514,694
Gross profit	79,815	87,316	97,295	116,831
Income from continuing operations	17,990	19,318	22,030	26,765
Net income	3,140	18,909	21,647	25,631
Basic earnings per share:
Continuing operations	0.57	0.60	0.65	0.71
Net income	0.10	0.59	0.64	0.69
Diluted earnings per share:
Continuing operations	0.54	0.57	0.63	0.69
Net income	0.09	0.56	0.62	0.66

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        The information required by Items 10 through 13 is incorporated by reference from ATK's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K, with the exception of the information required by Item 10 regarding ATK's executive officers, which is set forth following Item 4 in Part I of this Form 10-K. ATK will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2003.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.    CONTROLS AND PROCEDURES

        ATK's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of ATK's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the Evaluation Date) within 90 days prior to the filing date of this report and have concluded that, as of the Evaluation Date, ATK's disclosure controls and procedures are effective in timely alerting them to any material information relating to ATK (including its consolidated subsidiaries) required to be included in ATK's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

3.    Exhibits

        See Exhibit Index on Page 90 of this Report.

Reports on Form 8-K

        On February 11, 2003, ATK furnished information under Item 9 of Form 8-K pursuant to Regulation FD announcing that its Chief Executive Officer and Chief Financial Officer had each certified ATK's Form 10-Q for the quarter ended December 29, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.
Date: June 17, 2003	By:	/s/ ERIC S. RANGEN Eric S. Rangen Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ PAUL DAVID MILLER Paul David Miller	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ ERIC S. RANGEN Eric S. Rangen	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Frances D. Cook	Director
* Gilbert F. Decker	Director
* Jonathan G. Guss	Director
* David E. Jeremiah	Director
/s/ DANIEL J. MURPHY, JR. Daniel J. Murphy, Jr.	Director

* Robert W. RisCassi	Director
* Michael T. Smith	Director
* William G. Van Dyke	Director
Date: June 17, 2003	By:	/s/ ANN D. DAVIDSON Attorney-in-fact

CERTIFICATIONS

I, Paul David Miller, certify that:

1.
I have reviewed this annual report on Form 10-K of Alliant Techsystems Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003	By:	/s/ PAUL DAVID MILLER
	Name:	Paul David Miller
	Title:	Chief Executive Officer and Chairman of the Board

I, Eric S. Rangen, certify that:

1.
I have reviewed this annual report on Form 10-K of Alliant Techsystems Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003	By:	/s/ ERIC S. RANGEN
	Name:	Eric S. Rangen
	Title:	Vice President and Chief Financial Officer

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

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
3(i).1*	Restated Certificate of Incorporation of the Registrant, effective July 20, 1990, including Certificate of Correction effective September 21, 1990 (Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission, File No. 333-67316 (the "Form S-4")).
3(i).2*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3.2 to the Form S-4).
3(i).3*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (Exhibit 3.3 to the Form S-4).
3(ii).1*	By-Laws, as amended through March 19, 2002 (Exhibit 3(ii) to Form 8-K dated March 21, 2002).
4.1*	Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to Amendment No. 1 to the Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990 (the "Form 10")).
4.2*	Rights Agreement, dated as of May 7, 2002, by and between the Registrant and LaSalle Bank National Association, as rights agent (Exhibit 4.1 to the Registrant's Form 8-A filed on May 14, 2002).
4.3.1*	Indenture, dated as of May 14, 2001, between the Registrant and BNY Midwest Trust Company, as trustee (Exhibit 4.1 to the Form S-4).
4.3.2*	First Supplemental Indenture, dated as of December 19, 2001, among the Registrant, its subsidiaries and BNY Midwest Trust Company (Exhibit 4 to Form 10-Q for the quarter ended December 30, 2001).
4.3.3*	Second Supplemental Indenture, dated as of April 5, 2002, among the Registrant, its subsidiaries and BNY Midwest Trust Company (Exhibit 4.3.3 to the Registrant's Form 10-K for the year ended March 31, 2002 ("the Fiscal 2002 Form 10-K")).
4.4*	Form of Initial Notes (Exhibit 4.1 to the Form S-4).
4.5*	Form of Exchange Notes (Exhibit 4.1 to the Form S-4).
4.6.1*	Amended and Restated Credit Agreement, dated as of April 20, 2001, among the Registrant, the Borrowing Subsidiaries named therein, the Lenders named therein, the Issuing Banks named therein, Credit Lyonnais New York Branch, as Syndicate Agent, Bank of New York, First Union National Bank, the Toronto-Dominion Bank, and US Bank, as Documentation Agents, and The Chase Manhattan Bank, as Administrative Agent (the "Credit Agreement"), including Effectiveness Agreement among the Registrant, the Borrowing Subsidiaries names therein, the Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent (Exhibit 10.32 to the Form S-4).

4.6.2*	Amendment No. 1, dated as of May 11, 2001, to the Credit Agreement (Exhibit 10.33 to the Form S-4).
4.6.3*	Amendment and Restatement Agreement, dated as of May 8, 2002, among the Registrant, the Borrowing Subsidiaries named therein, the Lenders named therein, and JPMorgan Chase Bank, as administrative agent, under the Amended and Restated Credit Agreement dated as of April 20, 2001 (Exhibit 4.7.3 to the Fiscal 2002 Form 10-K).
4.6.4*	Reaffirmation Agreement, dated as of May 8, 2002, among the Registrant, the Borrowing Subsidiaries named therein, and JPMorgan Chase Bank, as administrative agent, under the Credit Agreement (Exhibit 4.7.4 to the Fiscal 2002 Form 10-K).
4.6.5*	Amendment No. 1, dated as of October 11, 2002 to the Credit Agreement, as amended and restated by the Amendment and Restatement Agreement (Exhibit 4.10.5 to the Form S-8 filed on January 6, 2003).
10.1*	Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1 to the Form 10).
10.2.1	Environmental Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated.
10.2.2	Amendment to Environmental Agreement, dated March 15, 1995.
10.3*	Tax Sharing Agreement, dated as of September 28, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2 to the Form 10).
10.4*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form 10).
10.5.1*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 1998).
10.5.2*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to Form 10-K for the fiscal year ended March 31, 1998).
10.5.3*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to Form 10-K for the fiscal year ended March 31, 1998).
10.6.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10 to Form 10-Q for the quarter ended September 27, 1998).
10.6.2*#	Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Fiscal 2002 Form 10-K).
10.6.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).
10.7*#	Hercules Supplementary Employee Retirement Plan (SERP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.38 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 13, 1995, File No. 33-91138).
10.8*#	Management Compensation Plan (Exhibit 10.14 to Amendment No. 1 to the Form 10).
10.9.1#	Nonqualified Deferred Compensation Plan effective January 1, 2003, as amended and restated March 18, 2003.
10.9.2#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003.
10.10#	Amended and Restated Non-Employee Director Restricted Stock Plan effective April 1, 2003.
10.11*#	Deferred Fee Plan for Non-Employee Directors (as amended and restated November 24, 1992) (Exhibit 10.18 to Form 10-K for the fiscal year ended March 31, 1993).
10.12.1*#	Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan (Exhibit 10.3 to Form 10-Q for quarter ended October 1, 2000).

10.12.2*#	Amendment No. 1 to Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan effective August 7, 2001 (Exhibit 10.16.2 to the Fiscal 2002 Form 10-K).
10.12.3*#	Amendment No. 2 to Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan effective March 19, 2002 (Exhibit 10.16.3 to the Fiscal 2002 Form 10-K).
10.13.1*#	Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to Form 10-K for the fiscal year ended March 31, 1998).
10.13.2*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).
10.14#	Employment Agreement between the Registrant and Paul David Miller dated March 30, 2003, as amended and restated as of March 31, 2003.
10.15*#	Honeywell Supplementary Retirement Plan (SRP) (assumed by the Registrant as to certain of its employees) (Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 1992).
10.16*#	Honeywell Supplementary Executive Retirement Plan for Compensation in Excess of $200,000 (assumed by the Registrant as to certain of its employees) (Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 1992).
10.17*#	Honeywell Supplementary Executive Retirement Plan for CECP Participants (assumed by the Registrant as to certain of its employees formerly employed by Honeywell) (Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 1992).
10.18*	Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).
10.19*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).
10.20.1*	Asset Purchase Agreement dated as of December 22, 1996 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.1 to Form 8-K dated February 28, 1997).
10.20.2*	Amendment to Asset Purchase Agreement dated February 28, 1997 by and between the Registrant and Hughes Aircraft Company (excluding schedules and exhibits) (Exhibit 2.2 to Form 8-K dated February 28, 1997).
10.21.1*#	First Amendment and Restatement of 2000 Stock Incentive Plan effective January 23, 2001 (Exhibit 10.25.1 to the Fiscal 2002 Form 10-K).
10.21.2*#	Amendment 1 to First Amendment and Restatement of 2000 Stock Incentive Plan effective April 24, 2001 (Exhibit 10.25.2 to the Fiscal 2002 Form 10-K).
10.21.3*#	Amendment 2 to First Amendment and Restatement of 2000 Stock Incentive Plan effective January 21, 2002 (Exhibit 10.25.3 to the Fiscal 2002 Form 10-K).
21.1	Subsidiaries of the Registrant as of March 31, 2003.
21.2	Subsidiaries of the Registrant as of April 1, 2003.
23	Consent of Independent Auditors.
24	Powers of Attorney.
99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
ALLIANT TECHSYSTEMS INC. FORM 10-K EXHIBIT INDEX