Form 10-Q
period 2003-06-29
ALLIANT TECHSYSTEMS INC
filed 2003-08-13
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Yes ☒   No ☐

As of July 31, 2003, 38,582,769 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED
(In thousands except per share data)	June 29, 2003	June 30, 2002
Sales	$559,138	$519,890
Cost of sales	438,043	406,561
Gross profit	121,095	113,329
Operating expenses:
Research and development	8,081	4,975
Selling	14,408	15,238
General and administrative	30,594	26,524
Total operating expenses	53,083	46,737
Income from continuing operations before interest and income taxes	68,012	66,592
Interest expense	(15,045)	(31,726)
Interest income	200	260
Income from continuing operations before income taxes	53,167	35,126
Income tax provision	20,203	14,050
Income from continuing operations before minority interest expense	32,964	21,076
Minority interest expense, net of income taxes	60
Income from continuing operations	32,904	21,076
Cumulative effect of change in accounting principle, net of income taxes		3,767
Net income	$32,904	$24,843

Basic earnings per common share:
Income from continuing operations	$0.85	$0.55
Cumulative effect of change in accounting principle		0.10
Net income	$0.85	$0.65
Diluted earnings per common share:
Income from continuing operations	$0.84	$0.54
Cumulative effect of change in accounting principle		0.09
Net income	$0.84	$0.63

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	June 29, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$16,143	$14,383
Net receivables	388,132	464,966
Net inventories	153,723	137,849
Deferred income tax asset	69,460	69,460
Other current assets	26,697	25,658
Total current assets	654,155	712,316
Net property, plant, and equipment	457,393	463,736
Goodwill	839,893	839,893
Prepaid and intangible pension assets	300,963	281,941
Deferred income tax asset	62,643	62,537
Deferred charges and other non-current assets	122,936	118,841
Total assets	$2,437,983	$2,479,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,082	$4,331
Accounts payable	79,071	115,704
Contract advances and allowances	41,022	48,386
Accrued compensation	73,522	110,693
Accrued income taxes	43,761	23,107
Other accrued liabilities	129,276	125,832
Total current liabilities	370,734	428,053
Long-term debt	795,540	820,856
Post-retirement and post-employment benefits liability	222,876	234,037
Minimum pension liability	379,999	379,856
Other long-term liabilities	153,911	138,538
Total liabilities	1,923,060	2,001,340
Contingencies (Note 11)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding 38,577,673 shares at June 29, 2003 and 38,486,630 at March 31, 2003	416	416
Additional paid-in-capital	469,740	470,158
Retained earnings	491,698	458,794
Unearned compensation	(2,031)	(2,650)
Accumulated other comprehensive income	(247,048)	(246,878)
Common stock in treasury, at cost 2,979,425 shares held at June 29, 2003 and 3,070,468 shares held at March 31, 2003	(197,852)	(201,916)
Total stockholders’ equity	514,923	477,924
Total liabilities and stockholders’ equity	$2,437,983	$2,479,264

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	QUARTERS ENDED
(In thousands)	June 29, 2003	June 30, 2002
Operating activities
Net income	$32,904	$24,843
Adjustments to net income to arrive at cash provided by (used for) operating activities:
Depreciation	15,335	15,932
Amortization of intangible assets and unearned compensation	1,404	1,634
Deferred income tax		199
(Gain) loss on disposal of property	(340)	359
Minority interest expense, net of income taxes	60
Cumulative effect of change in accounting principle, net of income taxes		(3,767)
Changes in assets and liabilities:
Net receivables	76,834	(27,486)
Net inventories	(15,874)	(9,268)
Accounts payable	(36,633)	(2,370)
Contract advances and allowances	(7,364)	5,738
Accrued compensation	(37,171)	(25,966)
Accrued income taxes	20,654	8,331
Accrued environmental	393	911
Pension and post-retirement benefits	(30,040)	(7,315)
Other assets and liabilities	11,300	16,068
Cash provided by (used for) operating activities	31,462	(2,157)
Investing activities
Capital expenditures	(9,179)	(7,712)
Acquisition of businesses		(41,278)
Proceeds from the disposition of property, plant, and equipment	1,394	2
Cash used for investing activities	(7,785)	(48,988)
Financing activities
Payments made on bank debt	(25,565)	(1,315)
Payments made to extinguish debt		(472,220)
Proceeds from issuance of long-term debt		525,000
Payments made for debt issue costs		(2,013)
Net purchase of treasury shares	(2,396)	(1,280)
Proceeds from employee stock compensation plans	6,044	7,630
Cash (used for) provided by financing activities	(21,917)	55,802
Increase in cash and cash equivalents	1,760	4,657
Cash and cash equivalents - beginning of period	14,383	8,513
Cash and cash equivalents - end of period	$16,143	$13,170

See Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Quarter Ended June 29, 2003

(Amounts in thousands except share and per share data and unless otherwise indicated)

1.              Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (fiscal 2003). Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of June 29, 2003, and its results of operations and cash flows for the quarters ended June 29, 2003 and June 30, 2002.

ATK has made certain reclassifications to the fiscal 2003 consolidated financial statements, as previously reported, to conform to current classification. These reclassifications did not change net income as previously reported.

Sales, expenses, cash flows, assets, and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.              New Accounting Pronouncements

On April 1, 2003, ATK adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of SFAS 143 did not have a material impact on ATK’s financial position or results of operations.

On April 1, 2003, ATK adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. Upon adoption of SFAS 145, ATK reclassified losses on extinguishment of debt that were classified as extraordinary items in prior periods to interest expense. For the quarter ended June 30, 2002, the amount reclassified was $13,417 (before income taxes).

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. ATK believes that the adoption of SFAS 149 will not have a material impact on ATK’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity.  SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. ATK believes that the adoption of SFAS 150 will not have a material impact on ATK’s results of operations or financial condition.

ATK does not make use of business arrangements or other business activities that involve off-balance sheet, variable interest, or special purpose entities.

3.               Acquisitions and Goodwill

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

ATK used the purchase method of accounting to account for these acquisitions and, accordingly, the results of ATK Gun Systems, ATK Missile Systems, and COI are included in ATK’s consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value. The purchase price allocations for ATK Gun Systems, ATK Missile Systems, and COI were considered complete as of March 31, 2003. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill.

Pro forma information on results of operations for the quarter ended June 30, 2002, as if all of these acquisitions had occurred on April 1, 2002, are as follows:

Quarter ended June 30, 2002
Sales	$551,069

Income from continuing operations	23,297
Cumulative effect of change in accounting principle	3,767
Net income	27,064

Basic Earnings Per Share:
Income from continuing operations	$0.61
Cumulative effect of change in accounting principle	0.10
Net income	$0.71

Diluted Earnings Per Share:
Income from continuing operations	$0.59
Cumulative effect of change in accounting principle	0.10
Net income	$0.69

The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions actually occurred on the assumed acquisition date.

There was no change in the carrying amount of goodwill during the quarter ended June 29, 2003.

Included in deferred charges and other non-current assets as of June 29, 2003 are other intangible assets of $72,444, which consists of trademarks, patented technology, and brand names that are not being amortized as their estimated useful lives are considered indefinite. ATK has no material intangible assets that are required to be amortized.

4.              Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the quarters ended June 29, 2003 and June 30, 2002, net income as reported for each respective quarter is divided by (in thousands):

	Quarters Ended
	June 29, 2003	June 30, 2002
Basic EPS shares outstanding	38,560	38,063
Dilutive effect of stock options	725	1,303
Diluted EPS shares outstanding	39,285	39,366

There were 531,675 stock options that were not included in the computation of diluted EPS for the quarter ended June 29, 2003 due to the option price being greater than the average market price of the common shares. There were 200 stock options that were not included in the computation of diluted EPS for the quarter ended June 30, 2002 due to the option price being greater than the average market price of the common shares.

5.              Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters ended June 29, 2003 and June 30, 2002 were as follows:

	Quarters Ended
	June 29, 2003	June 30, 2002
Net income	$32,904	$24,843
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes	(392)	(1,073)
Change in fair value of available-for-sale securities, net of income taxes	222	(669)
Total other comprehensive income	(170)	(1,742)
Total comprehensive income	$32,734	$23,101

6.              Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	June 29, 2003	March 31, 2003
Employee benefits and insurance	$46,805	$40,037
Warranty	13,076	12,463
Interest	9,075	14,932
Environmental remediation	6,639	6,251
Legal	1,838	1,838
Other	51,843	50,311
Total other accrued liabilities – current	$129,276	$125,832

Environmental remediation	$45,052	$43,939
Interest rate swaps	30,009	29,371
Supplemental employee retirement plan	25,684	24,431
Management deferred compensation plan	20,471	11,967
Minority interest in joint venture	6,339	6,279
Other	26,356	22,551
Total other long-term liabilities	$153,911	$138,538

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are recorded when the product is shipped and are based on historical information and current trends. The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter ended June 29, 2003:

Balance at March 31, 2003	$12,463
Payments made	(4)
Warranties issued	830
Changes related to preexisting warranties	(213)
Balance at June 29, 2003	$13,076

7.              Long-Term Debt

As of June 29, 2003 and March 31, 2003, long-term debt, including the current portion, consisted of the following:

	June 29, 2003	March 31, 2003
Tranche C term loans	$399,442	$425,000
Senior Subordinated Notes	400,000	400,000
Notes payable	180	187
Total debt outstanding	$799,622	$825,187

In May 2001, ATK issued $400,000 aggregate principal amount of 8.50% Senior Subordinated Notes that mature on May 15, 2011. The outstanding notes are general unsecured obligations. The outstanding notes rank equal in right of payment with all of the future senior subordinated indebtedness and are subordinated in right of payment to all of the existing and future senior indebtedness, including the senior credit facilities. The outstanding notes are guaranteed on an unsecured basis by substantially all of ATK’s domestic subsidiaries.

All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors. Interest on the outstanding notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of June 29, 2003, the interest rate on the Senior Subordinated Notes was 6.6% after taking into account the related interest rate swap agreements, which are discussed below.

In May 2002, ATK restructured its senior credit facilities, entering into seven-year term loans, Tranche C, in the amount of $525,000. Debt issuance costs of $2,160 are being amortized to interest expense over the term of the Tranche C term loans. Through June 29, 2003, ATK had paid $125,558 on its Tranche C term loans, of which $119,522 represented prepayments. The senior credit facilities are secured by perfected first priority security interests, subject only to permitted liens, in substantially all of ATK’s tangible and intangible assets, including the capital stock of certain of its subsidiaries and are guaranteed by its domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. Interest charges on the Tranche C term loans are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.25%. As of June 29, 2003, the interest rate on the Tranche C term loans was 7.3% per annum after taking into account the related interest rate swap agreements, which are discussed below. As of June 29, 2003, ATK had no borrowings against its $250,000 bank revolving credit facility and had outstanding letters of credit of $62,792, which reduced amounts available on the revolving facility to $187,208. Of this $187,208, $37,208 may be used exclusively for the issuance of additional letters of credit and $150,000 may be used for borrowings. Had ATK had an outstanding balance on the revolving credit loans, the interest rate would have been 3.6% per annum.

At June 29, 2003, the carrying amount of the variable-rate debt approximates fair market value, based on current rates for similar instruments with the same maturities.

The scheduled minimum loan payments on outstanding long-term debt are $3,213 in the rest of fiscal 2004, $4,045 in each of fiscal 2005 through 2007, $192,137 in fiscal 2008, and $592,137 in fiscal 2009 or later. ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 61% as of June 29, 2003 and 63% as of March 31, 2003.

Net cash paid for interest totaled $18,743 during the quarter ended June 29, 2003 and $26,102 in the quarter ended June 30, 2002.

ATK’s senior credit facilities and the indenture governing the Senior Subordinated Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that ATK meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of June 29, 2003, ATK was in compliance with the covenants.

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of June 29, 2003, ATK had the following interest rate swaps:

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$76,084	$(4,478)	6.59%	1.29%	November 2004
Amortizing swap	80,000	(5,895)	5.25%	1.29%	December 2005
Amortizing swap	80,000	(5,931)	5.27%	1.29%	December 2005
Non-amortizing swap	100,000	(17,492)	6.06%	1.29%	November 2008
Derivative obligation		(33,796)

			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	3,553	8.50%	5.64%	May 2011
Non-amortizing swap	100,000	4,485	8.50%	5.43%	May 2011
Derivative asset		8,038
		$(25,758)

In May 2002, ATK entered into two nine-year swaps, with a $100,000 notional value each, against ATK’s $400,000 Senior Subordinated Notes. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. In fiscal 2003, ATK re-couponed its two $100,000 floating-rate swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to LIBOR plus 3.7% and the receipt of $16,750 cash, which is included in other long-term liabilities and will be amortized to reduce interest expense through May 2011.

The fair market value of ATK’s interest rate swaps was $(25,758) at June 29, 2003, a decrease of $801 since March 31, 2003. Of the fair market value of $(25,758), $(30,009) was recorded within other long-term liabilities on the balance sheet, $(3,132) was within accrued interest in other current liabilities, and $7,383 was within other non-current assets.

8.              Income Taxes

Income taxes paid totaled $538 during the quarter ended June 29, 2003 and $8,793 during the quarter ended June 30, 2002. Income tax refunds received totaled $990 during the quarter ended June 29, 2003 and $771 during the quarter ended June 30, 2002.

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarters ended June 29, 2003 and June 30, 2002 represent effective tax rates of 38.0% and 40.0%, respectively. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for fiscal 2004 reflects ATK’s current estimate of the fiscal 2004 tax implications associated with its business strategies.

9.              Stock-Based Compensation

ATK offers stock-based employee compensation plans and accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if ATK had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarters ended
	June 29, 2003	June 30, 2002

Net income, as reported	$32,904	$24,843
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,382)	(1,117)
Pro forma net income	$31,522	$23,726
Earnings per share:
Basic—as reported	$0.85	$0.65
Basic—pro forma	0.82	0.62
Diluted—as reported	0.84	0.63
Diluted—pro forma	0.80	0.60

10.       Curtailment Gain

During the quarter ended June 29, 2003, ATK recorded a one-time curtailment gain of $7,179 due to a change in some of its post-retirement benefit plans. This gain was recorded as a reduction of cost of sales.

11.       Contingencies

Litigation.  From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK’s business. ATK does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its operating results, financial condition, or cash flows.

Environmental Remediation.  ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, fines, and penalties, or third party property damage or personal injury claims, as a result of violations or liabilities of environmental laws or non-compliance with environmental permits.

The liability for environmental remediation represents management’s current estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.25% as of June 29, 2003 and 3.50% as of March 31, 2003. The decrease in the rate during the quarter resulted in additional expense of approximately $400. The following is a summary of the amounts recorded for environmental remediation:

	June 29, 2003		March 31, 2003
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,682)	$26,651	$(61,865)	$26,415
Unamortized discount	9,991	(2,950)	11,675	(3,821)
Present value amounts (payable) receivable	$(51,691)	$23,701	$(50,190)	$22,594

Of the $51,691 net liability as of June 29, 2003, $6,639 was recorded within other current liabilities and $45,052 was recorded within other long-term liabilities. Of the $23,701 net receivable, $4,667 was recorded within other current assets and $19,034 was recorded within other non-current assets. As of June 29, 2003, the estimated discounted range of reasonably possible costs of environmental remediation was $51,691 to $91,813.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements. As part of its acquisition of the Hercules Aerospace Company, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’s representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. Hercules’ environmental indemnity obligation relating to contamination on federal lands remains effective, provided that ATK gives notice of any claims related to federal lands on or before December 31, 2005.

ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29,000; ATK and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, subject to ATK having appropriately notified Alcoa of any issues prior to January 30, 2004; and ATK is responsible for any payments in excess of $49,000.

With respect to the civil ammunition business’ facilities purchased from Blount, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extend for five years following closing, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125,000, less payments previously made.

ATK also has an indemnification agreement from The Boeing Company in connection with the facilities of ATK Gun Systems.

ATK cannot ensure that the U.S. Government, Hercules, Alcoa, Blount, Boeing, or other third parties will reimburse it for any particular environmental costs or reimburse ATK in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency’s operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. ATK’s failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, Blount, Boeing, or other third parties could have a material adverse effect on its operating results, financial condition, or cash flows. While ATK has environmental management programs in place to mitigate these risks, and environmental laws and regulations have not had a material adverse effect on ATK’s operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.

Subsequent Event.  Late on August 7, 2003, United Technologies Corporation’s Pratt & Whitney Space and Missile Propulsion facility experienced a propellant ignition incident during mixing operations.  This facility is used to manufacture replacement second and third stage solid rocket motors for the Minuteman III missile under a joint venture (JV) between Pratt & Whitney and ATK.  The Minuteman III program represents approximately 5% of ATK’s projected fiscal 2004 sales.  ATK’s management is currently evaluating what impact, if any, this event may have on ATK (via the JV).

12.       Operating Segment Information

ATK has three operating segments:  Aerospace, Ammunition, and Precision Systems. These operating segments are defined based on the reporting used by ATK’s chief executive officer and other management.

•                  The Aerospace segment supplies solid propulsion systems for commercial and government space launch vehicles, strategic missiles, and missile defense interceptors; and provides operations and technical support services for space launches. The Aerospace segment also supplies high-performance composite structures for space launch vehicles, rocket motor casings, military and commercial aircraft, and spacecraft structures. Additionally, the Aerospace segment designs and manufactures engineered reflectors and structures for satellite systems and high-temperature products for aerospace and commercial applications using ceramic matrix composites.

•                  The Ammunition segment supplies small-caliber military ammunition, medium-caliber ammunition, ammunition and rocket propellants, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•                  The Precision Systems segment supplies gun-launched guided and conventional munitions, tactical missile systems, propulsion for missile defense systems, tactical rocket motors and warheads, upper stages for spacecraft and launch vehicles, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, electronic warfare and support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, large-caliber ammunition, and medium-caliber gun systems.

The following summarizes ATK’s results by operating segment:

	Quarters Ended
	June 29, 2003	June 30, 2002
Sales to external customers:
Aerospace	$261,338	$250,321
Ammunition	172,816	164,647
Precision Systems	124,984	104,922
Total external sales	559,138	519,890
Intercompany sales:
Aerospace	572	880
Ammunition	3,141	6,919
Precision Systems	3,117	236
Corporate	(6,830)	(8,035)
Total intercompany sales	—	—
Total sales	$559,138	$519,890

Income from continuing operations before interest and income taxes:

Aerospace	$41,282	$46,662
Ammunition	15,896	12,324
Precision Systems	13,425	8,611
Corporate	(2,591)	(1,005)
Income from continuing operations before interest and income taxes	$68,012	$66,592

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information is Subject to Risk and Uncertainty

Some of the statements made and information contained in this report, excluding historical information, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give ATK’s current expectations or forecasts of future events. Words such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” and similar expressions are used to identify forward-looking statements. From time to time, ATK also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements ATK makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

•                  changes in government spending and budgetary policies,

•                  government laws and other rules and regulations surrounding various matters such as environmental remediation,

•                  contract pricing and timing of awards,

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

•                  continued access to technical and capital resources,

•                  supplier contract negotiations,

•                  supply and availability of raw materials and components,

•                  availability of insurance coverage at acceptable terms,

•                  pension asset returns,

•                  unforeseen delays or other changes in NASA’s Space Shuttle program,

•                  legal proceedings, and

•                  other economic, political, and technological risks and uncertainties.

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business.

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2003 (fiscal 2003). The accounting policies used in preparing ATK’s interim fiscal 2004 consolidated financial statements are the same as those described in ATK’s Annual Report, except as described in Note 2, New Accounting Pronouncements, to the unaudited consolidated financial statements included in this report.

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

ATK believes its critical accounting policies are those related to:

•                  Revenue recognition,

•                  Environmental remediation and compliance, and

•                  Employee benefit plans.

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s fiscal 2003 Annual Report on Form 10-K.

Results of Operations

ATK has three operating segments:  Aerospace, Ammunition, and Precision Systems. These operating segments are defined based on the reporting used by ATK’s chief executive officer and other management.

•                  The Aerospace segment supplies solid propulsion systems for commercial and government space launch vehicles, strategic missiles, and missile defense interceptors; and provides operations and technical support services for space launches. The Aerospace segment also supplies high-performance composite structures for space launch vehicles, rocket motor casings, military and commercial aircraft, and spacecraft structures. Additionally, the Aerospace segment designs and manufactures engineered reflectors and structures for satellite systems and high-temperature products for aerospace and commercial applications using ceramic matrix composites.

•                  The Ammunition segment supplies small-caliber military ammunition, medium-caliber ammunition, ammunition and rocket propellants, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•                  The Precision Systems segment supplies gun-launched guided and conventional munitions, tactical missile systems, propulsion for missile defense systems, tactical rocket motors and warheads, upper stages for spacecraft and launch vehicles, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, electronic warfare and support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, large-caliber ammunition, and medium-caliber gun systems.

Acquisitions

On May 31, 2002, ATK acquired the ordnance business of The Boeing Company (now known as ATK Gun Systems), which is included in the Precision Systems segment. On October 25, 2002, ATK acquired the assets of Science and Applied Technology, Inc. (now known as ATK Missile Systems), which is included in the Precision Systems segment. On January 8, 2003, ATK acquired Composite Optics, Inc. (COI), which is included in the Aerospace segment. ATK used the purchase method of accounting to account for these acquisitions and, accordingly, the results of ATK Gun Systems, ATK Missile Systems, and COI are included in ATK’s consolidated financial statements since the date of each acquisition.

Sales

ATK’s sales in the quarter ended June 29, 2003 totaled $559.1 million, an increase of $39.2 million, or 7.5%, compared to $519.9 million in the comparable quarter of the prior year. This increase was driven by the addition of COI and ATK Missile Systems, the inclusion of ATK Gun Systems for the entire quarter (versus one month in the prior-year quarter), and organic growth in many of the existing businesses.

Aerospace segment sales for the quarter were $261.9 million, an increase of $10.7 million, or 4.3%, compared to $251.2 million in the comparable quarter of the prior year. This increase was due to the acquisition of COI, which added $12 million in sales. Also contributing to the increase were new composite structures business, which added $7 million, and the Minuteman and Reusable Solid Rocket Motor (RSRM) programs, which increased by $5 million. These were partially offset by a decrease of $4 million on the GEM solid rocket booster programs and composite structures contracts for the Boeing Delta family of rockets, consistent with the anticipated production schedule for these motors. These increases more than offset $12 million in sales recorded in the comparable quarter of fiscal 2003 due to the successful resolution of an issue with the government regarding contract billing rates, the majority of which related to the RSRM program.

Ammunition segment sales for the quarter totaled $176.0 million, an increase of $4.4 million, or 2.6%, compared to $171.6 million in the comparable quarter of the prior year. This increase was due to an additional $15 million of sales of ammunition, including an increase of $3 million in sales of civil ammunition and related products. Partially offsetting this increase was an $8 million reduction of Mk-90 propellant sales.

Precision Systems segment sales for the quarter were $128.1 million, an increase of $22.9 million, or 21.8%, compared to $105.2 million in the comparable quarter of the prior year. The increase reflects the acquisition of ATK Missile Systems, which contributed $11 million in sales, and an additional $3 million due to the inclusion of ATK Gun Systems for the entire quarter (versus one month in the prior-year quarter). Also contributing was an increase of $10 million on large-caliber ammunition, which was driven by new awards and timing.

Gross Profit

Gross profit for the quarter ended June 29, 2003 was $121.1 million, or 21.7% of sales, an increase of $7.8 million compared to $113.3 million, or 21.8% of sales, in the comparable quarter of the prior year. Contributing to the increase in dollars was a one-time curtailment gain of $7.2 million due to a change in some of ATK’s post-retirement benefit plans, which was recorded as a reduction of cost of sales. Also contributing to the increase were the inclusion of ATK Gun Systems for the entire quarter and the inclusion of ATK Missile Systems and COI. These increases more than offset the $12 million recorded in the comparable quarter of the prior year due to the successful resolution of an issue with the government, as discussed in the Sales section above, along with the expected non-cash increase of approximately $7 million in pension expense.

Operating Expenses

Operating expenses for the quarter ended June 29, 2003 totaled $53.1 million, or 9.5% of sales, an increase of $6.4 million compared to $46.7 million, or 9.0% of sales, in the comparable quarter of the prior year. The increase in the dollar amount was primarily due to the inclusion of ATK Gun Systems for the entire quarter and the inclusion of ATK Missile Systems and COI. The increase was also driven by an increase in research and development on several programs in the Precision Systems segment.

Income from Continuing Operations Before Interest and Income Taxes

Income from continuing operations before interest and income taxes for the quarter ended June 29, 2003 was $68.0 million, or 12.2% of sales, compared to $66.6 million, or 12.8% of sales, in the comparable quarter of the prior year. As discussed in the Gross Profit section above, included in the current-year period was the curtailment gain of $7.2 million, while included in the prior-year period was $12 million due to the successful resolution of an issue with the government. Income from continuing operations before interest and income taxes was also impacted by the expected non-cash increase of approximately $7 million in pension expense.

Income from continuing operations before interest and income taxes for the Aerospace segment for the quarter ended June 29, 2003 was $41.3 million, or 15.8% of sales, a decrease of $5.4 million compared to $46.7 million, or 18.6% of sales, in the comparable quarter of fiscal 2003. This decrease was due to the $12 million recorded in the comparable quarter of fiscal 2003 due to the successful resolution of an issue with the government, as discussed in the Sales section above. Partially offsetting this were improved profitability on composite structures for the Boeing Delta family of rockets, along with Aerospace’s portion ($2.4 million) of the curtailment gain, which is discussed above.

Income from continuing operations before interest and income taxes for the Ammunition segment for the quarter ended June 29, 2003 was $15.9 million, or 9.1% of sales, an increase of $3.6 million compared to $12.3 million, or 7.2% of sales, in the comparable quarter of fiscal 2003. This increase was driven by an increase at Lake City on higher volume, along with Ammunition’s portion ($2.3 million) of the curtailment gain, which is discussed above. Partially offsetting these increases was a reduction in connection with lower Mk-90 propellant volume, as discussed in the Sales section above.

Income from continuing operations before interest and income taxes for the Precision Systems segment for the quarter ended June 29, 2003 was $13.4 million, or 10.5% of sales, an increase of $4.8 million compared to $8.6 million, or 8.2% of sales, in the comparable quarter of fiscal 2003. The increase is primarily due to the inclusion of ATK Gun Systems and ATK Missile Systems, improved program performance in missile defense, tactical propulsion, and fuzing, and Precision Systems’ portion ($2.5 million) of the curtailment gain.

Income from continuing operations before interest and income taxes at the Corporate level was a loss of $2.6 million, compared to a loss of $1.0 million in the comparable quarter of the prior year. This loss primarily reflects expenses incurred for certain administrative functions that are performed centrally at corporate headquarters.

Interest Expense

Net interest expense for the quarter ended June 29, 2003 was $14.8 million, an improvement of $16.7 million compared to $31.5 million in the comparable quarter of fiscal 2003. Due to ATK’s adoption of Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 1,

2003, amounts previously classified as extraordinary loss on early extinguishment of debt are now included in interest expense. This resulted in an increase in interest expense in the first quarter of fiscal 2003 of $13.4 million from the amount previously reported. Excluding this reclassification, interest expense decreased $3.3 million, which was due to a lower average outstanding debt balance and a lower average borrowing rate.

Income Tax Provision

The income tax provision for the quarter ended June 29, 2003 was $20.2 million, an increase of $6.1 million compared to $14.1 million in the comparable quarter of fiscal 2003. ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarters ended June 29, 2003 and June 30, 2002 represent effective tax rates of 38.0% and 40.0%, respectively. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate for fiscal 2004 reflects ATK’s current estimate of the fiscal 2004 tax implications associated with its business strategies.

Minority Interest Expense

The minority interest expense of $0.1 million in fiscal 2004 represents the minority owner’s portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with COI and is consolidated into ATK’s financial statements.

Cumulative Effect of Change in Accounting Principle

In the first quarter of fiscal 2003, ATK recorded a one-time gain for the cumulative effect of change in accounting principle of $3.8 million, net of taxes of $2.4 million. This gain was due to the write-off of negative goodwill upon ATK’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002.

Net Income

Net income for the quarter ended June 29, 2003 was $32.9 million, an increase of $8.1 million compared to $24.8 million in the comparable quarter of fiscal 2003. The increase was due to an increase in gross profit of $7.8 million and a decrease in net interest expense of $16.7 million, partially offset by an increase in operating expenses of $6.4 million, an increase in the income tax provision of $6.1 million, and the absence of the gain for the cumulative effect of change in accounting principle of $3.8 million.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Flows

Cash provided by operating activities totaled $31.5 million for the quarter ended June 29, 2003, an increase of $33.7 million compared to $2.2 million used for operating activities in the comparable quarter of the prior year. Driving this increase was a net increase in cash provided by working capital of $50 million, which was principally due to increased collections of receivables, particularly on the Delta and Minuteman III programs. Also contributing to the increase in cash provided by operating activities was an $8 million reduction in net income tax payments made. Partially offsetting these increases was an additional payment of $20 million that ATK made to its pension plans during the current year quarter.

Cash used for investing activities for the quarter ended June 29, 2003 was $7.8 million, a decrease of $41.2 million compared to $49.0 million used in the comparable quarter of the prior year. In the prior-year period, $41.3 million of cash was used in business acquisitions, while none was used in the current year period. Capital expenditures increased $1.5 million driven by expenditures made by businesses acquired in the past year.

Cash used by financing activities for the quarter ended June 29, 2003 was $21.9 million, compared to $55.8 million generated in the comparable period of fiscal 2003. The prior year quarter included net proceeds from issuance of debt of $49.5 million, issued in connection with the acquisition of a business, while the current year period included repayment of debt of $25.6 million.

Debt

As of June 29, 2003 and March 31, 2003, long-term debt, including the current portion, consisted of the following (in thousands):

	June 29, 2003	March 31, 2003
Tranche C term loans	$399,442	$425,000
Senior Subordinated Notes	400,000	400,000
Notes payable	180	187
Total debt outstanding	$799,622	$825,187

In May 2001, ATK issued $400 million aggregate principal amount of 8.50% Senior Subordinated Notes that mature on May 15, 2011. The outstanding notes are general unsecured obligations. The outstanding notes rank equal in right of payment with all of the future senior subordinated indebtedness and are subordinated in right of payment to all of the existing and future senior indebtedness, including the senior credit facilities. The outstanding notes are guaranteed on an unsecured basis by substantially all of ATK’s domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors. Interest on the outstanding notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of June 29, 2003, the interest rate on the Senior Subordinated Notes was 6.6% after taking into account the related interest rate swap agreements, which are discussed below.

In May 2002, ATK restructured its senior credit facilities, entering into seven-year term loans, Tranche C, in the amount of $525 million. Debt issuance costs of $2.2 million are being amortized to interest expense over the term of the Tranche C term loans. Through June 29, 2003, ATK had paid $125.6 million on its Tranche C term loans, of which $119.5 million represented prepayments. The senior credit facilities are secured by perfected first priority security interests, subject only to permitted liens, in substantially all of ATK’s tangible and intangible assets, including the capital stock of certain of its subsidiaries and are guaranteed by its domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. Interest charges on the Tranche C term loans are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.25%. As of June 29, 2003, the interest rate on the Tranche C term loans was 7.3% per annum after taking into account the related interest rate swap agreements, which are discussed below. As of June 29, 2003, ATK had no borrowings against its $250 million bank revolving credit facility and had outstanding letters of credit of $62.8 million, which reduced amounts available on the revolving facility to $187.2 million. Of this $187.2 million, $37.2 million may be used exclusively for the issuance of additional letters of credit and $150 million may be used for borrowings. Had ATK had an outstanding balance on the revolving credit loans, the interest rate would have been 3.6% per annum.

The scheduled minimum loan payments on outstanding long-term debt are $3.2 million in the rest of fiscal 2004, $4.0 million in each of fiscal 2005 through 2007, $192.2 million in fiscal 2008, and $592.2 million in fiscal 2009 or later. ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 61% as of June 29, 2003 and 63% as of March 31, 2003.

ATK’s senior credit facilities and the indenture governing the Senior Subordinated Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that ATK meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of June 29, 2003, ATK was in compliance with the covenants.

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of June 29, 2003, ATK had the following interest rate swaps (in thousands):

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$76,084	$(4,478)	6.59%	1.29%	November 2004
Amortizing swap	80,000	(5,895)	5.25%	1.29%	December 2005
Amortizing swap	80,000	(5,931)	5.27%	1.29%	December 2005
Non-amortizing swap	100,000	(17,492)	6.06%	1.29%	November 2008
Derivative obligation		(33,796)

			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	3,553	8.50%	5.64%	May 2011
Non-amortizing swap	100,000	4,485	8.50%	5.43%	May 2011
Derivative asset		8,038
		$(25,758)

In May 2002, ATK entered into two nine-year swaps, with a $100 million notional value each, against ATK’s $400 million Senior Subordinated Notes. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. In fiscal 2003, ATK re-couponed its two $100 million floating-rate swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to LIBOR plus 3.7% and the receipt of $16.8 million cash, which is included in other long-term liabilities and will be amortized to reduce interest expense through May 2011.

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

Environmental Remediation.  ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, fines, and penalties, or third party property damage or personal injury claims, as a result of violations or liabilities of environmental laws or non-compliance with environmental permits.

The liability for environmental remediation represents management’s current estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.25% as of June 29, 2003 and 3.50% as of March 31, 2003. The decrease in the rate during the quarter resulted in additional expense of approximately $400,000. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	June 29, 2003		March 31, 2003
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,682)	$26,651	$(61,865)	$26,415
Unamortized discount	9,991	(2,950)	11,675	(3,821)
Present value amounts (payable) receivable	$(51,691)	$23,701	$(50,190)	$22,594

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements. As part of its acquisition of the Hercules Aerospace Company, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’s representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. Hercules’ environmental indemnity obligation relating to contamination on federal lands remains effective, provided that ATK gives notice of any claims related to federal lands on or before December 31, 2005.

ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29 million; ATK and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, subject to ATK having appropriately notified Alcoa of any issues prior to January 30, 2004; and ATK is responsible for any payments in excess of $49 million.

With respect to the civil ammunition business’ facilities purchased from Blount, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extend for five years following closing, are capped at $30 million, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125 million, less payments previously made.

ATK also has an indemnification agreement from The Boeing Company in connection with the facilities of ATK Gun Systems.

ATK cannot ensure that the U.S. Government, Hercules, Alcoa, Blount, Boeing, or other third parties will reimburse it for any particular environmental costs or reimburse ATK in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency’s operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. ATK’s failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, Blount, Boeing, or other third parties could have a material adverse effect on its operating results, financial condition, or cash flows. While ATK has environmental management programs in place to mitigate these risks, and environmental laws and regulations have not had a material adverse effect on ATK’s operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.

Subsequent Event.  Late on August 7, 2003, United Technologies Corporation’s Pratt & Whitney Space and Missile Propulsion facility experienced a propellant ignition incident during mixing operations.  This facility is used to manufacture replacement second and third stage solid rocket motors for the Minuteman III missile under a joint venture (JV) between Pratt & Whitney and ATK.  The Minuteman III program represents approximately 5% of ATK’s projected fiscal 2004 sales.  ATK’s management is currently evaluating what impact, if any, this event may have on ATK (via the JV).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in ATK’s market risk during the quarter ended June 29, 2003. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the year ended March 31, 2003.

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

3(i).1

Restated Certificate of Incorporation of the Registrant, effective July 20, 1990, including Certificate of Correction effective September 21, 1990 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission, File No. 333-67316 (the “Form S-4”)).

3(i).2

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (incorporated by reference to Exhibit 3.2 to the Form S-4.)

3(i).3	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (incorporated by reference to Exhibit 3.3 to the Form S-4.)
3(i).4	Certificate of Amendment of Restated Certificate of Incorporation, effective August 7, 2002.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.

On May 8, 2003, ATK furnished information under Item 9 of Form 8-K pursuant to Regulation FD and Item 12, indicating that ATK had issued press releases announcing that its Board of Directors had approved an executive leadership succession plan on May 6, announcing that Dan Murphy had joined its Board of Directors on May 6, and announcing that ATK had issued a press release reporting its financial results for the fiscal year ended March 31, 2003.

On June 18, 2003, ATK filed information under Item 5 of Form 8-K presenting ATK’s results by operating segment taking into account the move of the medium-caliber ammunition programs for each quarter in the years ended March 31, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: August 12, 2003	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)