Form 10-Q
period 2003-09-28
ALLIANT TECHSYSTEMS INC
filed 2003-11-12
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

Yes ☒   No ☐

As of October 31, 2003, 38,622,679 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                            PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED		SIX MONTHS ENDED
(In thousands except per share data)	Sept 28, 2003	Sept 29, 2002	Sept 28, 2003	Sept 29, 2002
Sales	$566,551	$513,145	$1,125,689	$1,033,035
Cost of sales	445,812	398,321	883,855	804,882
Gross profit	120,739	114,824	241,834	228,153
Operating expenses:
Research and development	8,294	5,656	16,375	10,631
Selling	16,328	15,717	30,736	30,955
General and administrative	26,437	29,344	57,031	55,868
Total operating expenses	51,059	50,717	104,142	97,454
Income from continuing operations before interest and income taxes	69,680	64,107	137,692	130,699
Interest expense	(15,133)	(16,819)	(30,178)	(48,545)
Interest income	168	169	368	429
Income from continuing operations before income taxes	54,715	47,457	107,882	82,583
Income tax provision	17,873	18,983	38,076	33,033
Income from continuing operations before minority interest expense	36,842	28,474	69,806	49,550
Minority interest expense, net of income taxes	195		255
Income from continuing operations	36,647	28,474	69,551	49,550
Cumulative effect of change in accounting principle, net of income taxes				3,767
Net income	$36,647	$28,474	$69,551	$53,317

Basic earnings per common share:
Income from continuing operations	$0.95	$0.75	$1.80	$1.30
Cumulative effect of change in accounting principle				0.10
Net income	$0.95	$0.75	$1.80	$1.40
Diluted earnings per common share:
Income from continuing operations	$0.93	$0.73	$1.77	$1.25
Cumulative effect of change in accounting principle				0.10
Net income	$0.93	$0.73	$1.77	$1.35

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	September 28, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$46,114	$14,383
Net receivables	442,196	464,966
Net inventories	149,169	137,849
Deferred income tax asset	69,460	69,460
Other current assets	18,900	25,658
Total current assets	725,839	712,316
Net property, plant, and equipment	451,770	463,736
Goodwill	839,893	839,893
Prepaid and intangible pension assets	310,490	281,941
Deferred income tax asset	60,742	62,537
Deferred charges and other non-current assets	117,679	118,841
Total assets	$2,506,413	$2,479,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,080	$4,331
Accounts payable	98,280	115,704
Contract advances and allowances	38,331	48,386
Accrued compensation	82,722	110,693
Accrued income taxes	58,440	23,107
Other accrued liabilities	127,269	125,832
Total current liabilities	409,122	428,053
Long-term debt	795,536	820,856
Post-retirement and post-employment benefits liability	221,908	234,037
Minimum pension liability	379,999	379,856
Other long-term liabilities	143,121	138,538
Total liabilities	1,949,686	2,001,340
Contingencies (Note 10)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding 38,618,811 shares at September 28, 2003 and 38,486,630 at March 31, 2003	416	416
Additional paid-in-capital	468,727	470,158
Retained earnings	528,345	458,794
Unearned compensation	(1,773)	(2,650)
Accumulated other comprehensive income	(244,010)	(246,878)
Common stock in treasury, at cost 2,938,287 shares held at September 28, 2003 and 3,070,468 shares held at March 31, 2003	(194,978)	(201,916)
Total stockholders’ equity	556,727	477,924
Total liabilities and stockholders’ equity	$2,506,413	$2,479,264

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
(In thousands)	September 28, 2003	September 29, 2002
Operating activities
Net income	$69,551	$53,317
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	30,811	32,116
Amortization of intangible assets and unearned compensation	2,675	3,044
Deferred income tax		(6,819)
(Gain) loss on disposal of property	(497)	216
Minority interest expense, net of income taxes	255
Cumulative effect of change in accounting principle, net of income taxes		(3,767)
Changes in assets and liabilities:
Net receivables	22,770	19,875
Net inventories	(11,320)	(27,412)
Accounts payable	(17,424)	(3,854)
Contract advances and allowances	(10,055)	9,035
Accrued compensation	(18,700)	(13,069)
Accrued income taxes	35,333	15,711
Accrued environmental	(643)	1,458
Pension and post-retirement benefits	(40,535)	(33,444)
Other assets and liabilities	7,422	47,597
Cash provided by operating activities	69,643	94,004
Investing activities
Capital expenditures	(19,103)	(17,734)
Acquisition of businesses		(44,526)
Proceeds from the disposition of property, plant, and equipment	1,627	4,009
Cash used for investing activities	(17,476)	(58,251)
Financing activities
Payments made on bank debt	(25,571)	(32,633)
Payments made to extinguish debt		(472,220)
Proceeds from issuance of long-term debt		525,000
Payments made for debt issue costs		(2,053)
Net purchase of treasury shares	(2,426)	(1,427)
Proceeds from employee stock compensation plans	7,561	9,424
Cash (used for) provided by financing activities	(20,436)	26,091
Increase in cash and cash equivalents	31,731	61,844
Cash and cash equivalents - beginning of period	14,383	8,513
Cash and cash equivalents - end of period	$46,114	$70,357

See Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Quarter and Six Months Ended September 28, 2003

(Amounts in thousands except share and per share data and unless otherwise indicated)

1.              Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (fiscal 2003). Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of September 28, 2003, and its results of operations and cash flows for the quarters and six months ended September 28, 2003 and September 29, 2002.

ATK has made certain reclassifications to the fiscal 2003 consolidated financial statements, as previously reported, to conform to current classification. These reclassifications did not change net income or stockholders’ equity as previously reported.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

On April 1, 2003, ATK adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. Upon adoption of SFAS 145, ATK reclassified losses on extinguishment of debt that were classified as extraordinary items in prior periods to interest expense. For the quarter and six months ended September 29, 2002, the amounts reclassified were $112 and $13,528, respectively (before income taxes).

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on ATK’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity.  SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (with some limited exceptions). The adoption of SFAS 150 did not have a material impact on ATK’s results of operations or financial condition.

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

Pro forma information on results of operations for the quarter and six months ended September 29, 2002, as if all of these acquisitions had occurred on April 1, 2002, are as follows:

	Quarter Ended September 29, 2002	Six Months Ended September 29, 2002
Sales	$537,935	$1,089,004

Income from continuing operations	27,976	51,273
Cumulative effect of change in accounting principle		3,767
Net income	$27,976	$55,040

Basic earnings per share:
Income from continuing operations	$0.73	$1.34
Cumulative effect of change in accounting principle		0.10
Net income	$0.73	$1.44

Diluted earnings per share:
Income from continuing operations	$0.71	$1.30
Cumulative effect of change in accounting principle		0.10
Net income	$0.71	$1.40

The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions actually occurred on the assumed acquisition date.

There was no change in the carrying amount of goodwill for ATK or any of its operating segments during the quarter or six months ended September 28, 2003.

Included in deferred charges and other non-current assets as of September 28, 2003 are other intangible assets of $72,444, which consists of trademarks, patented technology, and brand names that are not being amortized as their estimated useful lives are considered indefinite. ATK has no material intangible assets that are required to be amortized.

4.              Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the quarters and six months ended September 28, 2003 and September 29, 2002, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Six Months Ended
	Sept 28, 2003	Sept 29, 2002	Sept 28, 2003	Sept 29, 2002
Basic EPS shares outstanding	38,583	38,130	38,572	38,142
Dilutive effect of stock options	710	1,136	718	1,220
Diluted EPS shares outstanding	39,293	39,266	39,290	39,362

There were 541,825 stock options that were not included in the computation of diluted EPS for the quarter and six months ended September 28, 2003, due to the option exercise price being greater than the average market price of the common shares. There were 41,975 stock options that were not included in the computation of diluted EPS for the quarter and six months ended September 29, 2002, due to the option exercise price being greater than the average market price of the common shares.

5.              Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and six months ended September 28, 2003 and September 29, 2002 were as follows:

	Quarters Ended		Six Months Ended
	Sept 28, 2003	Sept 29, 2002	Sept 28, 2003	Sept 29, 2002
Net income	$36,647	$28,474	$69,551	$53,317
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes	2,976	(9,080)	2,584	(10,153)
Change in fair value of available-for-sale securities, net of income taxes	62	(628)	284	(1,297)
Total comprehensive income	$39,685	$18,766	$72,419	$41,867

6.              Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	September 28, 2003	March 31, 2003
Employee benefits and insurance	$39,424	$40,037
Interest	15,074	14,932
Warranty	11,957	12,463
Environmental remediation	8,138	6,251
Legal	1,771	1,838
Other	50,905	50,311
Total other accrued liabilities – current	$127,269	$125,832

Environmental remediation	$42,122	$43,939
Supplemental employee retirement plan	27,812	24,431
Interest rate swaps	25,169	29,371
Management deferred compensation plan	21,238	11,967
Minority interest in joint venture	6,534	6,279
Other	20,246	22,551
Total other long-term liabilities	$143,121	$138,538

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter ended September 28, 2003:

Balance at June 29, 2003	$13,076
Payments made	—
Warranties issued	41
Changes related to preexisting warranties	(1,160)
Balance at September 28, 2003	$11,957

7.              Long-Term Debt

As of September 28, 2003 and March 31, 2003, long-term debt, including the current portion, consisted of the following:

	September 28, 2003	March 31, 2003
Tranche C term loan	$399,442	$425,000
Senior Subordinated Notes	400,000	400,000
Notes payable	174	187
Total debt outstanding	$799,616	$825,187

In May 2001, ATK issued $400,000 aggregate principal amount of 8.50% Senior Subordinated Notes that mature on May 15, 2011. The outstanding notes are general unsecured obligations. The outstanding notes rank equal in right of payment with all of the future senior subordinated indebtedness and are subordinated in right of payment to all of the existing and future senior indebtedness, including the senior credit facilities. The outstanding notes are guaranteed on an unsecured basis by substantially all of ATK’s domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors. Interest on the outstanding notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of September 28, 2003, the interest rate on the Senior Subordinated Notes was 6.6% after taking into account the related interest rate swap agreements, which are discussed below.

In May 2002, ATK restructured its senior credit facilities, entering into a seven-year term loan, Tranche C, in the amount of $525,000. Debt issuance costs of $2,160 are being amortized to interest expense over the term of the Tranche C term loan. Through September 28, 2003, ATK had paid $125,558 on its Tranche C term loan, of which $119,522 represented prepayments. The senior credit facilities are secured by perfected first priority security interests, subject only to permitted liens, in substantially all of ATK’s tangible and intangible assets, including the capital stock of certain of its subsidiaries and are guaranteed by its domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. Interest charges on the Tranche C term loan are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.25%. As of September 28, 2003, the interest rate on the Tranche C term loan was 7.3% per annum after taking into account the related interest rate swap agreements, which are discussed below. As of September 28, 2003, ATK had no borrowings against its $250,000 bank revolving credit facility and had outstanding letters of credit of $66,448, which reduced amounts available on the revolving facility to $183,552. Of this $183,552, $8,552 may be used exclusively for the issuance of additional letters of credit and $175,000 may be used for borrowings. Had ATK had an outstanding balance on the revolving credit loans, the interest rate would have been 3.4% per annum.

At September 28, 2003, the carrying amount of the variable-rate debt approximates fair market value, based on current rates for similar instruments with the same maturities.

The scheduled minimum loan payments on outstanding long-term debt are $3,207 in the rest of fiscal 2004, $4,045 in each of fiscal 2005 through 2007, $192,137 in fiscal 2008, and $592,137 in fiscal 2009 or later. ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 59% as of September 28, 2003 and 63% as of March 31, 2003.

Net cash paid for interest totaled $27,714 during the six months ended September 28, 2003 and $29,874 in the six months ended September 29, 2002.

ATK’s senior credit facilities and the indenture governing the Senior Subordinated Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that ATK meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of September 28, 2003, ATK was in compliance with the covenants.

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of September 28, 2003, ATK had the following interest rate swaps:

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$66,553	$(3,468)	6.59%	1.10%	November 2004
Amortizing swap	80,000	(4,975)	5.25%	1.10%	December 2005
Amortizing swap	80,000	(5,009)	5.27%	1.10%	December 2005
Non-amortizing swap	100,000	(14,500)	6.06%	1.11%	November 2008
Derivative obligation		(27,952)

			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	1,176	8.50%	5.64%	May 2011
Non-amortizing swap	100,000	2,010	8.50%	5.43%	May 2011
Derivative asset		3,186
		$(24,766)

In May 2002, ATK entered into two nine-year swaps, with a $100,000 notional value each, against ATK’s $400,000 Senior Subordinated Notes. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. In fiscal 2003, ATK re-couponed its two $100,000 floating-rate swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to LIBOR plus 3.7% and the receipt of $16,750 cash, which is included in other long-term liabilities and is being amortized to reduce interest expense through May 2011.

The fair market value of ATK’s interest rate swaps was $(24,766) at September 28, 2003, an increase of $992 since June 29, 2003. Of the fair market value of $(24,766), $(25,169) was recorded within other long-term liabilities on the balance sheet, $(1,377) was within accrued interest in other current liabilities, and $1,780 was within other non-current assets.

8.              Income Taxes

Income taxes paid totaled $4,293 during the six months ended September 28, 2003 and $21,648 during the six months ended September 29, 2002. Income tax refunds received totaled $1,549 during the six months ended September 28, 2003 and $955 during the six months ended September 29, 2002.

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarters and six months ended September 28, 2003 represent effective tax rates of 32.7% and 35.3%, respectively. The income tax provisions for the quarters and six months ended September 29, 2002 represent effective tax rates of 40.0%. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate of 36.5% for fiscal 2004 reflects ATK’s current estimate of the fiscal 2004 tax implications associated with its business strategies. ATK’s tax provisions for the quarter and six months ended September 28, 2003 reflect a change in estimate relating to research tax credits for the fiscal years 1999 through 2002 which resulted in a $2,700 reduction in the income tax provision.

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

No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarters Ended		Six Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net income, as reported	$36,647	$28,474	$69,551	$53,317
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,561)	(1,157)	(2,943)	(2,274)
Pro forma net income	$35,086	$27,317	$66,608	$51,043

Earnings per share:
Basic—as reported	$0.95	$0.75	$1.80	$1.40
Basic—pro forma	0.91	0.72	1.73	1.34
Diluted—as reported	0.93	0.73	1.77	1.35
Diluted—pro forma	0.89	0.70	1.70	1.30

10.       Contingencies

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

The liability for environmental remediation represents management’s current estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.75% as of September 28, 2003, 3.25% as of June 29, 2003, and 3.50% as of March 31, 2003. The increase in the rate during the quarter ended September 28, 2003 resulted in a reduction of expense of approximately $850 in the quarter. The net increase in the rate since March 31, 2003 resulted in a reduction of expense of approximately $450 in the six months ended September 28, 2003. The following is a summary of the amounts recorded for environmental remediation:

	September 28, 2003		March 31, 2003
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,299)	$26,750	$(61,865)	$26,415
Unamortized discount	11,039	(3,443)	11,675	(3,821)
Present value amounts (payable) receivable	$(50,260)	$23,307	$(50,190)	$22,594

Of the $50,260 net liability as of September 28, 2003, $8,138 was recorded within other current liabilities and $42,122 was recorded within other long-term liabilities. Of the $23,307 net receivable, $5,796 was recorded within other current assets and $17,511 was recorded within other non-current assets. As of September 28, 2003, the estimated discounted range of reasonably possible costs of environmental remediation was $50,260 to $89,233.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements. As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules

Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’s representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. Hercules’ environmental indemnity obligation relating to contamination on federal lands remains effective, provided that ATK gives notice of any claims related to federal lands on or before December 31, 2005.

ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. in fiscal 2002. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29,000; ATK and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, subject to ATK having appropriately notified Alcoa of any issues prior to January 30, 2004; and ATK is responsible for any payments in excess of $49,000.

With respect to the civil ammunition business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extend for five years following closing, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125,000, less payments previously made.

ATK also has an indemnification agreement from The Boeing Company in connection with the facilities of ATK Gun Systems, which was acquired in fiscal 2003.

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

11.       Operating Segment Information

ATK has three operating segments:  Aerospace, Ammunition, and Precision Systems. These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.

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

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Six Months Ended
	Sept 28, 2003	Sept 29, 2002	Sept 28, 2003	Sept 29, 2002
Sales to external customers:
Aerospace	$240,341	$211,181	$501,679	$461,502
Ammunition	191,351	164,989	364,167	329,636
Precision Systems	134,859	136,975	259,843	241,897
Total external sales	566,551	513,145	1,125,689	1,033,035
Intercompany sales:
Aerospace	336	322	908	1,202
Ammunition	5,788	2,213	8,929	9,132
Precision Systems	3,582	489	6,699	725
Corporate	(9,706)	(3,024)	(16,536)	(11,059)
Total intercompany sales	—	—	—	—
Total sales	$566,551	$513,145	$1,125,689	$1,033,035

Income from continuing operations before interest and income taxes:

Aerospace	$37,641	$31,741	$78,923	$78,403
Ammunition	19,371	17,723	35,267	30,047
Precision Systems	15,364	16,353	28,789	24,964
Corporate	(2,696)	(1,710)	(5,287)	(2,715)
Income from continuing operations before interest and income taxes	$69,680	$64,107	$137,692	$130,699

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

•                  changes in government spending and budgetary policies, and sourcing strategy,

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

Space Shuttle Contract

ATK is the sole manufacturer of the Reusable Solid Rocket Motors (RSRM) for NASA’s Space Shuttle. As a result of the investigation of the Columbia failure and temporary suspension of Space Shuttle flights, NASA issued direction to ATK on June 3, 2003 to slow down the production rate of RSRM motor segments, but to maintain critical staffing skills.

ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. In the six months ended September 28, 2003, the RSRM program represented 18% of ATK’s total sales. Prior to the Columbia accident, ATK had reached minimum staffing on the RSRM program. Therefore, the production slowdown has not and is not expected to impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing are only being minimally affected, and any reduction to raw materials quantities is expected to be partially offset by materials pricing impacts and increases in program safety initiatives. As such, ATK expects the slowdown to continue to have minimal if any impact on fiscal 2004 sales. Currently, it is anticipated that the Space Shuttle will return to flight in the autumn of 2004.

Minuteman Joint Venture

ATK participates in a joint venture (JV) agreement with United Technologies Corporation’s Pratt & Whitney to perform the Minuteman III Propulsion Replacement program. On August 7, 2003, Pratt &Whitney’s Space and Missile Propulsion manufacturing facility experienced a propellant ignition incident. As a result, Minuteman III product deliveries have not been made in accordance with the contract schedule. ATK and Pratt & Whitney have reached a revised work split agreement to facilitate program recovery. In addition, the JV has reached agreement with its customer, Northrop Grumman, to restructure the JV contract in a manner acceptable to the Air Force. The contract is now under review and awaiting approval by the Air Force. This agreement will cause manufacturing of Minuteman second and third stage solid rocket motors to be moved to ATK’s Utah facilities. The Minuteman III program represents approximately 5% of ATK’s projected fiscal 2004 sales. Based on current information, ATK does not expect this situation to have a material impact on its current year results.

Results of Operations

ATK has three operating segments:  Aerospace, Ammunition, and Precision Systems. These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.

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

Sales

Quarter.

ATK’s sales in the quarter ended September 28, 2003 totaled $566.6 million, an increase of $53.5 million, or 10%, compared to $513.1 million in the comparable quarter of the prior year. This increase was driven by organic growth in many of the existing businesses, along with the addition of COI and ATK Missile Systems.

Aerospace segment sales in the quarter ended September 28, 2003 totaled $240.7 million, an increase of $29.2 million, or 14%, compared to $211.5 million in the comparable quarter of the prior year. This increase was due to the acquisition of COI, which added $12 million in sales to the quarter; increases on the Minuteman and Reusable Solid Rocket Motor (RSRM) programs, which increased by $9 million in total; new composite structures business, which added $8 million; and $7.5 million due to the successful resolution of an issue with the government regarding contract billing rates primarily impacting the RSRM program. These increases more than offset a $7 million reduction on the GEM solid rocket booster programs, consistent with the anticipated production schedule for these motors.

Ammunition segment sales in the quarter ended September 28, 2003 totaled $197.1 million, an increase of $29.9 million, or 18%, compared to $167.2 million in the comparable quarter of the prior year. This increase was driven by $28 million of additional sales of military small-caliber ammunition produced by ATK’s Lake City Army Ammunition Plant. Partially offsetting this increase was a $2 million reduction of Mk-90 propellant sales.

Precision Systems segment sales in the quarter ended September 28, 2003 totaled $138.4 million, a slight increase from $137.5 million in the comparable quarter of the prior year. ATK Missile Systems, which was acquired in October 2002, contributed $8 million to the quarter. Offsetting these new revenues was a decrease of $8 million due to the completion of several international medium-caliber gun systems contracts in the quarter ended September 29, 2002.

Six Months.

ATK’s sales in the six months ended September 28, 2003 totaled $1,125.7 million, an increase of $92.7 million, or 9%, compared to $1,033.0 million in the comparable period of the prior year. This increase was driven by organic growth in many of the existing businesses, along with the addition of COI and ATK Missile Systems.

Aerospace segment sales in the six months ended September 28, 2003 totaled $502.6 million, an increase of $39.9 million, or 9%, compared to $462.7 million in the comparable period of the prior year. This increase was due to the acquisition of COI, which added $24 million in sales to the six month period; new composite structures business, which added $15 million; and increases on the Minuteman and Reusable Solid Rocket Motor (RSRM) programs, which increased by $14 million in total. Also included in the current year period was $7.5 million due to the successful resolution of an issue with the government regarding contract billing rates primarily impacting the RSRM program, a net decrease of $4.5 million compared to $12 million recorded in the comparable period of the prior year on similar issues. Also offsetting the increases was a $12 million reduction on the GEM solid rocket booster programs, consistent with the anticipated production schedule for these motors.

Ammunition segment sales in the six months ended September 28, 2003 totaled $373.1 million, an increase of $34.3 million, or 10%, compared to $338.8 million in the comparable period of the prior year. This increase was driven by $45 million of additional sales of military small-caliber ammunition produced by ATK’s Lake City Army Ammunition Plant. Partially offsetting this were reductions of $10 million in Mk-90 propellant sales and $4 million in medium-caliber ammunition sales.

Precision Systems segment sales in the six months ended September 28, 2003 totaled $266.5 million, an increase of $23.9 million, or 10%, compared to $242.6 million in the comparable period of the prior year. ATK Missile Systems contributed $19 million to the period. Also contributing was an increase of $13 million from large-caliber ammunition programs, primarily tactical tank ammunition. Partially offsetting these increases was a decrease of $6 million due to the completion of several international contracts in the six months ended September 29, 2002.

Gross Profit

Quarter.  Gross profit for the quarter ended September 28, 2003 was $120.7 million, or 21.3% of sales, an increase of $5.9 million compared to $114.8 million, or 22.4% of sales, in the comparable quarter of the prior year. Contributing to the increase in dollars were the inclusion of ATK Missile Systems and COI, along with improvements on various programs. Also included in the current year quarter was $7.5 million due to the successful resolution of a contract billing rate issue with the government, as discussed in the Sales section above. These increases more than offset the expected non-cash increase of approximately $8 million in pension expense. This increase in pension expense also drove the decrease in the amount as a percent of sales.

Six Months.  Gross profit for the six months ended September 28, 2003 was $241.8 million, or 21.5% of sales, an increase of $13.6 million compared to $228.2 million, or 22.1% of sales, in the comparable quarter of the prior year. Contributing to the increase in dollars was a one-time curtailment gain of $7.2 million due to a change in some of ATK’s post-retirement benefit plans, which was recorded as a reduction of cost of sales. Also contributing to the increase were the inclusion of ATK Missile Systems and COI. These increases more than offset the net decrease of $4.5 million in the amounts related to the successful resolution of contract billing rate issues with the government, as discussed in the Sales section above, along with the expected non-cash increase of approximately $15 million in pension expense. This increase in pension expense also drove the decrease in the amount as a percent of sales.

Operating Expenses

Quarter.  Operating expenses for the quarter ended September 28, 2003 totaled $51.1 million, or 9.0% of sales, an increase of $0.4 million compared to $50.7 million, or 9.9% of sales, in the comparable quarter of the prior year. The increase in the dollar amount was primarily due to the inclusion of ATK Missile Systems and COI. The decrease in the amount as a percent of sales is due to a consistent amount of expenses being spread over a greater sales base, particularly at Lake City.

Six Months.  Operating expenses for the six months ended September 28, 2003 totaled $104.1 million, or 9.3% of sales, an increase of $6.6 million compared to $97.5 million, or 9.4% of sales, in the comparable period of the prior year. The increase in the dollar amount was primarily due to the inclusion of ATK Missile Systems and COI, along with an increase in research and development on several programs in the Precision Systems segment.

Income from Continuing Operations Before Interest and Income Taxes

Quarter.

Income from continuing operations before interest and income taxes for the quarter ended September 28, 2003 was $69.7 million, or 12.3% of sales, compared to $64.1 million, or 12.5% of sales, in the comparable quarter of the prior year. The increase in dollars is primarily associated with the increase in sales. Included in the current year quarter was $7.5 million due to the successful resolution of a contract billing rate issue with the government, as discussed in the Sales section above. Offsetting this was the expected non-cash increase of approximately $8 million in pension expense as discussed in the Gross Profit section above.

Income from continuing operations before interest and income taxes for the Aerospace segment for the quarter ended September 28, 2003 was $37.6 million, or 15.6% of sales, compared to $31.7 million, or 15.0% of sales, in the comparable quarter of the prior year. The increase in dollars was driven by the $7.5 million due to the successful resolution of a contract billing rate issue with the government. Partially offsetting this was a decrease in connection with lower sales of GEM solid rocket booster programs.

Income from continuing operations before interest and income taxes for the Ammunition segment for the quarter ended September 28, 2003 was $19.4 million, or 9.8% of sales, compared to $17.7 million, or 10.6% of sales, in the comparable quarter of the prior year. The increase in dollars was driven primarily by higher military small-caliber ammunition volume. This was partially offset by a reduction in connection with the lower Mk-90 propellant volume, changes in product mix in civil ammunition, and the increase in pension expense.

Income from continuing operations before interest and income taxes for the Precision Systems segment for the quarter ended September 28, 2003 was $15.4 million, or 11.1% of sales, compared to $16.4 million, or 11.9% of sales, in the comparable quarter of the prior year. This decrease was primarily driven by reduced volume on high-margin international and fuzing contracts completed in the quarter ended September 29, 2002, along with the increase in pension expense. Partially offsetting these decreases was the acquisition of ATK Missile Systems, along with improvements in defense electronics and warning systems.

Income from continuing operations before interest and income taxes at the corporate level for the quarter ended September 28, 2003 was a loss of $2.7 million, compared to a loss of $1.7 million in the comparable quarter of the prior year. This loss primarily reflects expenses incurred for certain administrative functions that are performed centrally at corporate headquarters. The increase in the loss is primarily due to the increase in pension expense.

Six Months.

Income from continuing operations before interest and income taxes for the six months ended September 28, 2003 was $137.7 million, or 12.2% of sales, compared to $130.7 million, or 12.7% of sales, in the comparable period of the prior year. The increase in dollars is primarily associated with the increase in sales. As discussed in the Gross Profit section above, included in the current-year period was the curtailment gain of $7.2 million. Offsetting this was the net decrease of $4.5 million in the amounts related to the successful resolution of contract billing rate issues with the government, as discussed in the Sales section above, along with the expected non-cash increase of approximately $15 million in pension expense.

Income from continuing operations before interest and income taxes for the Aerospace segment for the six months ended September 28, 2003 was $78.9 million, or 15.7% of sales, compared to $78.4 million, or 16.9% of sales, in the comparable period of the prior year. The slight increase in dollars was due to improved profitability on composite structures for the Boeing Delta family of rockets, along with Aerospace’s portion ($2.4 million) of the curtailment gain. These increases more than offset the net decrease of $4.5 million in the amounts related to the successful resolution of contract billing rate issues with the government.

Income from continuing operations before interest and income taxes for the Ammunition segment for the six months ended September 28, 2003 was $35.3 million, or 9.5% of sales, compared to $30.0 million, or 8.9% of sales, in the comparable period of the prior year. The increase was driven primarily by higher military small-caliber ammunition volume. Also contributing to the increase was Ammunition’s portion ($2.4 million) of the curtailment gain. These increases were partially offset by a reduction in connection with the lower Mk-90 propellant volume, changes in product mix in civil ammunition, and the increase in pension expense.

Income from continuing operations before interest and income taxes for the Precision Systems segment for the six months ended September 28, 2003 was $28.8 million, or 10.8% of sales, compared to $25.0 million, or 10.3% of sales, in the comparable period of the prior year. The increase primarily reflects the inclusion of ATK Missile Systems, along with program improvements in defense electronics and warning systems, missile defense, and tactical propulsion programs. Also contributing to the increase was Precision Systems’ portion ($2.5 million) of the curtailment gain. These increases were partially offset by reduced volume on high-margin international and fuzing contracts completed in the period ended September 29, 2002, and the increase in pension expense.

Income from continuing operations before interest and income taxes at the corporate level for the six months ended September 28, 2003 was a loss of $5.3 million, compared to a loss of $2.7 million in the comparable period of the prior year. This loss primarily reflects expenses incurred for certain administrative functions that are performed centrally at corporate headquarters. The increase in the loss is primarily due to the increase in pension expense.

Interest Expense

Quarter.  Net interest expense for the quarter ended September 28, 2003 was $15.0 million, an improvement of $1.7 million compared to $16.7 million in the comparable quarter of fiscal 2003. This improvement was due to a lower average outstanding debt balance and a lower average borrowing rate. Due to ATK’s adoption of Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 1, 2003, debt issuance costs that are written off when debt is extinguished, which were previously classified as extraordinary loss on early extinguishment of debt, are now included in interest expense. This resulted in an increase in interest expense in the quarter ended September 29, 2002 of $0.1 million from the amount previously reported.

Six Months.  Net interest expense for the six months ended September 28, 2003 was $29.8 million, an improvement of $18.3 million compared to $48.1 million in the comparable period of fiscal 2003. ATK’s adoption of SFAS 145 resulted in an increase in interest expense in the six months ended September 29, 2002 of $13.5 million from the amount previously reported. This improvement was due to a decrease in the amount of debt issuance costs written off during the period, along with a lower average outstanding debt balance and a lower average borrowing rate.

Income Tax Provision

Quarter.  The income tax provision for the quarter ended September 28, 2003 was $17.9 million, a decrease of $1.1 million compared to $19.0 million in the comparable quarter of fiscal 2003. ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarters ended September 28, 2003 and September 29, 2002 represent effective tax rates of 32.7% and 40.0%, respectively. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The estimated effective tax rate of 36.5% for fiscal 2004 reflects ATK’s current estimate of the fiscal 2004 tax implications associated with its business strategies. ATK’s tax provision for the quarter ended September 28, 2003 reflects a change in estimate relating to research tax credits for the fiscal years 1999 through 2002 which resulted in a $2.7 million reduction in the income tax provision.

Six Months.  The income tax provision for the six months ended September 28, 2003 was $38.1 million, an increase of $5.1 million compared to $33.0 million in the comparable period of fiscal 2003. The income tax provisions for the six months ended September 28, 2003 and September 29, 2002 represent effective tax rates of 35.3% and 40.0%, respectively. ATK’s tax provision for the six months ended September 28, 2003 reflects a change in estimate relating to research tax credits for the fiscal years 1999 through 2002 which resulted in a $2.7 million reduction in the income tax provision.

Minority Interest Expense

Quarter.  The minority interest expense of $0.2 million in the quarter ended September 28, 2003 represents the minority owner’s portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with COI and is consolidated into ATK’s financial statements.

Six Months.  The minority interest expense of $0.3 million in the six month ended September 28, 2003 represents the minority owner’s portion of the income of a joint venture in which ATK is the primary owner.

Cumulative Effect of Change in Accounting Principle

Six Months.  In the first quarter of fiscal 2003, ATK recorded a one-time gain for the cumulative effect of change in accounting principle of $3.8 million, net of taxes of $2.4 million. This gain was due to the write-off of negative goodwill upon ATK’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002.

Net Income

Quarter.  Net income for the quarter ended September 28, 2003 was $36.6 million, an increase of $8.1 million compared to $28.5 million in the comparable quarter of fiscal 2003. The increase was due to an increase in gross profit of $5.9 million, a decrease in net interest expense of $1.7 million, and a decrease in the income tax provision of $1.1 million, partially offset by an increase in operating expenses of $0.4 million and the minority interest expense of $0.2 million.

Six Months.  Net income for the six months ended September 28, 2003 was $69.6 million, an increase of $16.3 million compared to $53.3 million in the comparable period of fiscal 2003. The increase was due to an increase in gross profit of $13.6 million and a decrease in net interest expense of $18.3 million, partially offset by an increase in operating expenses of $6.6 million, an increase in the income tax provision of $5.1 million, the absence of the gain for the cumulative effect of change in accounting principle of $3.8 million, and the minority interest expense of $0.3 million.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Flows

Cash provided by operating activities totaled $70 million for the six months ended September 28, 2003, a decrease of $24 million compared to $94 million provided by operating activities in the comparable period of the prior year. Driving this decrease was $14 million in additional cash used for working capital, primarily in the Precision Systems segment; and $10 million in additional contributions that ATK made to its pension plans. The prior year period included the receipt of $17 million from the re-couponing of two of ATK’s swap contracts. Partially offsetting these were an increase in income from continuing operations of $20 million and an $18 million reduction in net income tax payments made.

Cash used for investing activities totaled $17 million for the six months ended September 28, 2003, a decrease of $41 million compared to $58 million used in the comparable period of the prior year. In the prior-year period, $45 million of cash was used in business acquisitions, while none was used in the current year period.

Cash used by financing activities for the six months ended September 28, 2003 was $20 million, compared to $26 million generated in the comparable period of fiscal 2003. The prior-year period included net proceeds from issuance of debt of $20 million, issued in connection with the acquisition of a business, while the current year period included repayment of debt of $26 million.

Debt

As of September 28, 2003 and March 31, 2003, long-term debt, including the current portion, consisted of the following (in thousands):

	September 28, 2003	March 31, 2003
Tranche C term loan	$399,442	$425,000
Senior Subordinated Notes	400,000	400,000
Notes payable	174	187
Total debt outstanding	$799,616	$825,187

In May 2001, ATK issued $400 million aggregate principal amount of 8.50% Senior Subordinated Notes that mature on May 15, 2011. The outstanding notes are general unsecured obligations. The outstanding notes rank equal in right of payment with all of the future senior subordinated indebtedness and are subordinated in right of payment to all of the existing and future senior indebtedness, including the senior credit facilities. The outstanding notes are guaranteed on an unsecured basis by substantially all of ATK’s domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors. Interest on the outstanding notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of September 28, 2003, the interest rate on the Senior Subordinated Notes was 6.6% after taking into account the related interest rate swap agreements, which are discussed below.

In May 2002, ATK restructured its senior credit facilities, entering into a seven-year term loan, Tranche C, in the amount of $525 million. Debt issuance costs of $2.2 million are being amortized to interest expense over the term of the Tranche C term loan. Through September 28, 2003, ATK had paid $125.6 million on its Tranche C term loan, of which $119.5 million represented prepayments. The senior credit facilities are secured by perfected first priority security interests, subject only to permitted liens, in substantially all of ATK’s tangible and intangible assets, including the capital stock of certain of its subsidiaries and are guaranteed by its domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. Interest charges on the Tranche C term loan are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.25%. As of September 28, 2003, the interest rate on the Tranche C term loan was 7.3% per annum after taking into account the related interest rate swap agreements, which are discussed below. As of September 28, 2003, ATK had no borrowings against its $250 million bank revolving credit facility and had outstanding letters of credit of $66.4 million, which reduced amounts available on the revolving facility to $183.6 million. Of this $183.6 million, $8.6 million may be used exclusively for the issuance of additional letters of credit and $175 million may be used for borrowings. Had ATK had an outstanding balance on the revolving credit loans, the interest rate would have been 3.4% per annum.

The scheduled minimum loan payments on outstanding long-term debt are $3.2 million in the rest of fiscal 2004, $4.0 million in each of fiscal 2005 through 2007, $192.2 million in fiscal 2008, and $592.2 million in fiscal 2009 or later. ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 59% as of September 28, 2003 and 63% as of March 31, 2003.

Net cash paid for interest totaled $27.7 million during the six months ended September 28, 2003 and $29.9 million in the six months ended September 29, 2002.

ATK’s senior credit facilities and the indenture governing the Senior Subordinated Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that ATK meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of September 28, 2003, ATK was in compliance with the covenants.

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of September 28, 2003, ATK had the following interest rate swaps (in thousands):

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$66,553	$(3,468)	6.59%	1.10%	November 2004
Amortizing swap	80,000	(4,975)	5.25%	1.10%	December 2005
Amortizing swap	80,000	(5,009)	5.27%	1.10%	December 2005
Non-amortizing swap	100,000	(14,500)	6.06%	1.11%	November 2008
Derivative obligation		(27,952)

			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	1,176	8.50%	5.64%	May 2011
Non-amortizing swap	100,000	2,010	8.50%	5.43%	May 2011
Derivative asset		3,186
		$(24,766)

In May 2002, ATK entered into two nine-year swaps, with a $100 million notional value each, against ATK’s $400 million Senior Subordinated Notes. These swap agreements involve the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. In fiscal 2003, ATK re-couponed its two $100 million floating-rate swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to LIBOR plus 3.7% and the receipt of $16.8 million cash, which is included in other long-term liabilities and is being amortized to reduce interest expense through May 2011.

The fair market value of ATK’s interest rate swaps was $(24.8 million) at September 28, 2003, an increase of $1.0 million since June 29, 2003. Of the fair market value of $(24.8 million), $(25.2 million) was recorded within other long-term liabilities on the balance sheet, $(1.4 million) was within accrued interest in other current liabilities, and $1.8 million was within other non-current assets.

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

The liability for environmental remediation represents management’s current estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.75% as of September 28, 2003, 3.25% as of June 29, 2003, and 3.50% as of March 31, 2003. The increase in the rate during the quarter ended September 28, 2003 resulted in a reduction of expense of approximately $850,000 in the quarter. The net increase in the rate since March 31, 2003 resulted in a reduction of expense of approximately $450,000 in the six months ended September 28, 2003. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	September 28, 2003		March 31, 2003
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,299)	$26,750	$(61,865)	$26,415
Unamortized discount	11,039	(3,443)	11,675	(3,821)
Present value amounts (payable) receivable	$(50,260)	$23,307	$(50,190)	$22,594

Of the $50.3 million net liability as of September 28, 2003, $8.1 million was recorded within other current liabilities and $42.2 million was recorded within other long-term liabilities. Of the $23.3 million net receivable, $5.8 million was recorded within other current assets and $17.5 million was recorded within other non-current assets. As of September 28, 2003, the estimated discounted range of reasonably possible costs of environmental remediation was $50.3 million to $89.2 million.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements. As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’s representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. Hercules’ environmental indemnity obligation relating to contamination on federal lands remains effective, provided that ATK gives notice of any claims related to federal lands on or before December 31, 2005.

ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. in fiscal 2002. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29 million; ATK and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, subject to ATK having appropriately notified Alcoa of any issues prior to January 30, 2004; and ATK is responsible for any payments in excess of $49 million.

With respect to the civil ammunition business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extend for five years following closing, are capped at $30 million, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125 million, less payments previously made.

ATK also has an indemnification agreement from The Boeing Company in connection with the facilities of ATK Gun Systems, which was acquired in fiscal 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in ATK’s market risk during the quarter ended September 28, 2003. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the year ended March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 28, 2003, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in ATK’s periodic SEC filings. During the quarter ended September 28, 2003, there were no changes in ATK’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  On August 5, 2003, the registrant held its annual meeting of stockholders.

(b)                                 At the annual meeting, the following persons were elected directors to serve until the next annual meeting of stockholders: Frances D. Cook; Gilbert F. Decker; Jonathan G. Guss; David E. Jeremiah; Paul David Miller; Daniel J. Murphy, Jr.; Robert W. RisCassi; Michael T. Smith; and William G. Van Dyke.

(c)                                  At the above annual meeting, the stockholders voted upon the following proposals: (1) election of directors; (2) ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending March 31, 2004; and (3) a stockholder proposal. The votes cast on each of the above proposals were as follows:

Proposal Number 1:  Election of Directors

	Votes Cast
	For	Withheld
Frances D. Cook	30,356,555	504,723

Gilbert F. Decker	29,560,333	1,300,945

Jonathan G. Guss	30,350,817	510,361

David E. Jeremiah	29,558,054	1,303,224

Paul David Miller	30,122,766	738,512

Daniel J. Murphy, Jr.	30,358,653	502,625

Robert W. RisCassi	30,378,562	482,716

Michael T. Smith	29,446,391	1,414,887

William G. Van Dyke	29,269,193	1,592,085

Broker non-votes: None

Proposal Number 2:  Ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending March 31, 2004

For	Votes Cast Against	Abstain
29,089,051	1,708,725	63,502

Proposal Number 3:  Stockholder proposal – Weaponization of Space

For	Votes Cast Against	Abstain
1,092,693	26,529,556	1,398,895

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

4.1

Amended and Restated Credit Agreement, dated as of April 20, 2001, among the Registrant and Credit Lyonnais New York Branch, et al. (as amended, restated and set forth as Exhibit A to the Amendment and Restatement Agreement, dated as of May 8, 2002, among the Registrant, the Borrowing Subsidiaries named therein, the Lenders named therein, and JPMorgan Chase Bank, as administrative agent, under the Amended and Restated Credit Agreement dated as of April 20, 2001)

4.2	Fourth Supplemental Indenture, dated as of August 20, 2003, among the Registrant, its subsidiaries and BNY Midwest Trust Company, as trustee.
10.1	Schedule of Directors and Executive Officers of Alliant Techsystems Inc. Who Have Executed Indemnification Agreements as of November 12, 2003.
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.

On August 7, 2003, ATK furnished information under Item 9 of Form 8-K pursuant to Regulation FD and Item 12, indicating that ATK had issued a press release reporting its financial results for the fiscal quarter ended June 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: November 12, 2003	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)