Form 10-Q
period 2003-12-28
ALLIANT TECHSYSTEMS INC
filed 2004-02-10
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

As of January 30, 2004, 38,709,109 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
(In thousands except per share data)	Dec 28, 2003	Dec 29, 2002	Dec 28, 2003	Dec 29, 2002
Sales	$563,817	$519,758	$1,689,506	$1,552,793
Cost of sales	438,972	399,970	1,322,827	1,204,852
Gross profit	124,845	119,788	366,679	347,941
Operating expenses:
Research and development	5,814	6,070	22,189	16,701
Selling	15,629	13,716	46,365	44,671
General and administrative	32,951	28,537	89,982	84,405
Total operating expenses	54,394	48,323	158,536	145,777
Income from continuing operations before interest and income taxes	70,451	71,465	208,143	202,164
Interest expense	(14,302)	(15,174)	(44,480)	(63,719)
Interest income	112	628	480	1,057
Income from continuing operations before income taxes	56,261	56,919	164,143	139,502
Income tax provision	14,256	21,235	52,332	54,268
Income from continuing operations before minority interest expense	42,005	35,684	111,811	85,234
Minority interest expense, net of income taxes	148		403
Income from continuing operations	41,857	35,684	111,408	85,234
Cumulative effect of change in accounting principle, net of income taxes		63		3,830
Net income	$41,857	$35,747	$111,408	$89,064

Basic earnings per common share:
Income from continuing operations	$1.08	$0.93	$2.89	$2.23
Cumulative effect of change in accounting principle				0.10
Net income	$1.08	$0.93	$2.89	$2.33
Diluted earnings per common share:
Income from continuing operations	$1.06	$0.91	$2.83	$2.16
Cumulative effect of change in accounting principle				0.10
Net income	$1.06	$0.91	$2.83	$2.26

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	December 28, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$42,164	$14,383
Net receivables	429,088	464,966
Net inventories	146,674	137,849
Deferred income tax asset	75,238	69,460
Other current assets	20,124	25,658
Total current assets	713,288	712,316
Net property, plant, and equipment	449,705	463,736
Goodwill	880,270	839,893
Prepaid and intangible pension assets	330,239	281,941
Deferred income tax asset	59,310	62,537
Deferred charges and other non-current assets	116,156	118,841
Total assets	$2,548,968	$2,479,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,080	$4,331
Accounts payable	88,895	115,704
Contract advances and allowances	46,181	48,386
Accrued compensation	85,743	110,693
Accrued income taxes	75,358	23,107
Other accrued liabilities	110,655	125,832
Total current liabilities	410,912	428,053
Long-term debt	794,517	820,856
Post-retirement and post-employment benefits liability	220,441	234,037
Minimum pension liability	379,969	379,856
Other long-term liabilities	139,256	138,538
Total liabilities	1,945,095	2,001,340
Contingencies (Note 10)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding 38,665,455 shares at December 28, 2003 and 38,486,630 at March 31, 2003	416	416
Additional paid-in-capital	467,105	470,158
Retained earnings	570,202	458,794
Unearned compensation	(1,332)	(2,650)
Accumulated other comprehensive income	(240,823)	(246,878)
Common stock in treasury, at cost, 2,889,230 shares held at December 28, 2003 and 3,070,468 shares held at March 31, 2003	(191,695)	(201,916)
Total stockholders’ equity	603,873	477,924
Total liabilities and stockholders’ equity	$2,548,968	$2,479,264

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
(In thousands)	December 28, 2003	December 29, 2002
Operating activities
Net income	$111,408	$89,064
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	46,447	45,087
Amortization of intangible assets and unearned compensation	3,637	4,395
Deferred income tax	(6,713)	(10,397)
(Gain) loss on disposal of property	(498)	436
Minority interest expense, net of income taxes	403
Cumulative effect of change in accounting principle, net of income taxes		(3,830)
Changes in assets and liabilities:
Net receivables	41,958	(998)
Net inventories	(8,805)	(33,774)
Accounts payable	(29,155)	(4,315)
Contract advances and allowances	(3,782)	1,861
Accrued compensation	(16,294)	(9,442)
Accrued income taxes	52,325	36,777
Accrued environmental	(796)	1,314
Pension and post-retirement benefits	(61,781)	(48,246)
Other assets and liabilities	(8,118)	36,281
Cash provided by operating activities	120,236	104,213
Investing activities
Capital expenditures	(30,993)	(30,370)
Acquisition of businesses	(43,312)	(77,577)
Proceeds from the sale of a subsidiary		20,383
Proceeds from the disposition of property, plant, and equipment	1,646	4,036
Cash used for investing activities	(72,659)	(83,528)
Financing activities
Payments made on bank debt	(26,590)	(63,306)
Payments made to extinguish debt		(472,220)
Proceeds from issuance of long-term debt		525,000
Payments made for debt issue costs		(2,053)
Net purchase of treasury shares	(2,526)	(1,535)
Proceeds from employee stock compensation plans	9,320	15,676
Cash (used for) provided by financing activities	(19,796)	1,562
Increase in cash and cash equivalents	27,781	22,247
Cash and cash equivalents - beginning of period	14,383	8,513
Cash and cash equivalents - end of period	$42,164	$30,760

See Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Quarter and Nine Months Ended December 28, 2003

(Amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (fiscal 2003). Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of December 28, 2003, and its results of operations and cash flows for the quarters and nine months ended December 28, 2003 and December 29, 2002.

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

On April 1, 2003, ATK adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. Upon adoption of SFAS 145, ATK reclassified losses on extinguishment of debt that were classified as extraordinary items in prior periods to interest expense. For the quarter and nine months ended December 29, 2002, the amounts reclassified were $334 and $13,863, respectively (before income taxes).

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

In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension and other postretirement plans. The revised requirements will be effective for ATK’s financial statements for the year ending March 31, 2004.

3.     Acquisitions and Goodwill

On November 21, 2003, ATK acquired two businesses, Micro Craft and GASL, from Allied Aerospace for $43,312 in cash. Micro Craft and GASL (now known together as ATK GASL) are leaders in the development of hypervelocity and air-breathing systems for next-generation space vehicles, missiles, and projectiles. The transaction adds leading-edge propulsion and airframe technologies for aerospace and defense applications to ATK’s portfolio. Micro Craft is located in Tullahoma, TN, and GASL is located in Ronkonkoma, NY. ATK GASL is included in the Precision Systems segment. The purchase price allocation for ATK GASL has not yet been finalized pending resolution of the closing balance sheet and the valuation of any intangible assets.

During the year ended March 31, 2003, ATK acquired the following three entities for an aggregate cost of $144,996, which was paid in cash:

•                  the assets of the ordnance business of The Boeing Company (now known as ATK Gun Systems, which is included in the Precision Systems segment), on May 31, 2002,

•                  the assets of Science and Applied Technology, Inc. (now known as ATK Missile Systems, which is included in the Precision Systems segment), on October 25, 2002, and

•                  the stock of Composite Optics, Inc. (COI, which is included in the Aerospace segment), on January 8, 2003.

Goodwill recognized in those three transactions totaled $134,543, of which $96,681 was assigned to the Precision Systems segment. The remaining $37,862 was assigned to the Aerospace segment. Of the $134,543 of goodwill, $94,210 is expected to be deductible for tax purposes. The purchase price allocations for ATK Gun Systems, ATK Missile Systems, and COI were considered complete as of March 31, 2003.

ATK used the purchase method of accounting to account for all of these acquisitions and, accordingly, the results of each entity are included in ATK’s consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired for each of these transactions was recorded as goodwill.

Pro forma information on results of operations for the quarter and nine months ended December 29, 2002, as if all four of these acquisitions had occurred on April 1, 2002, are as follows:

	Quarter Ended December 29, 2002	Nine Months Ended December 29, 2002
Sales	$540,772	$1,645,051

Income from continuing operations	32,155	82,631
Cumulative effect of change in accounting principle	63	3,830
Net income	$32,218	$86,461

Basic earnings per share:
Income from continuing operations	$0.84	$2.16
Cumulative effect of change in accounting principle		0.10
Net income	$0.84	$2.26

Diluted earnings per share:
Income from continuing operations	$0.82	$2.10
Cumulative effect of change in accounting principle		0.10
Net income	$0.82	$2.20

The impact of adding ATK GASL to ATK’s fiscal 2004 results of operations is not significant and, therefore, pro forma results for fiscal 2004 are not being presented. The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions actually occurred on the assumed acquisition date.

The changes in the carrying amount of goodwill for the quarter ended December 28, 2003 by operating segment were as follows:

	Aerospace	Precision Systems	Ammunition	Total
Balance at September 28, 2003	$593,850	$131,767	$114,276	$839,893
Acquisition		42,909		42,909
Adjustments	(3,086)	(56)	610	(2,532)
Balance at December 28, 2003	$590,764	$174,620	$114,886	$880,270

The acquisition within the Precision Systems segment is the acquisition of ATK GASL. The adjustments to each segment’s goodwill during the quarter are due to adjustments of deferred income taxes and resolution of contingencies related to acquisitions made prior to the current fiscal year.

Included in deferred charges and other non-current assets as of December 28, 2003 are other intangible assets of $72,337, which consists of trademarks, patented technology, and brand names that are not being amortized as their estimated useful lives are considered indefinite. ATK has no material intangible assets that are required to be amortized.

4.     Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the quarters and nine months ended December 28, 2003 and December 29, 2002, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Nine Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Basic EPS shares outstanding	38,624	38,299	38,589	38,224
Dilutive effect of stock options	709	980	715	1,141
Diluted EPS shares outstanding	39,333	39,279	39,304	39,365

There were 541,325 stock options that were not included in the computation of diluted EPS for the quarter and nine months ended December 28, 2003, due to the option exercise price being greater than the average market price of the common shares. There were 42,575 and 41,825 stock options that were not included in the computation of diluted EPS for the quarter and nine months ended December 29, 2002, respectively, due to the option exercise price being greater than the average market price of the common shares.

5.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and nine months ended December 28, 2003 and December 29, 2002 were as follows:

	Quarters Ended		Nine Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Net income	$41,857	$35,747	$111,408	$89,064
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes	2,965	173	5,549	(9,980)
Change in fair value of available-for-sale securities, net of income taxes	222	130	506	(1,167)
Total comprehensive income	$45,044	$36,050	$117,463	$77,917

6.     Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	December 28, 2003	March 31, 2003
Employee benefits and insurance	$41,284	$40,037
Warranty	11,868	12,463
Environmental remediation	8,856	6,251
Interest	8,714	14,932
Legal	1,771	1,838
Other	38,162	50,311
Total other accrued liabilities – current	$110,655	$125,832

Environmental remediation	$40,955	$43,939
Supplemental employee retirement plan	29,149	24,431
Interest rate swaps	20,347	29,371
Management deferred compensation plan	22,665	11,967
Minority interest in joint venture	6,682	6,279
Other	19,458	22,551
Total other long-term liabilities	$139,256	$138,538

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter ended December 28, 2003:

Balance at September 28, 2003	$11,957
Warranties issued	121
Changes related to preexisting warranties	(210)
Balance at December 28, 2003	$11,868

7.     Long-Term Debt

As of December 28, 2003 and March 31, 2003, long-term debt, including the current portion, consisted of the following:

	December 28, 2003	March 31, 2003
Tranche C term loan	$398,431	$425,000
Senior Subordinated Notes	400,000	400,000
Notes payable	166	187
Total debt outstanding	$798,597	$825,187

In May 2001, ATK issued $400,000 aggregate principal amount of 8.50% Senior Subordinated Notes that mature on May 15, 2011. The outstanding notes are general unsecured obligations. The outstanding notes rank equal in right of payment with all of the future senior subordinated indebtedness and are subordinated in right of payment to all of the existing and future senior indebtedness, including the senior credit facilities. The outstanding notes are guaranteed on an unsecured basis by substantially all of ATK’s domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors. Interest on the outstanding notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of December 28, 2003, the interest rate on the Senior Subordinated Notes was 6.6% after taking into account the related interest rate swap agreements, which are discussed below.

In May 2002, ATK restructured its senior credit facilities, entering into a seven-year term loan, Tranche C, in the amount of $525,000. Debt issuance costs of $2,160 are being amortized to interest expense over the term of the Tranche C term loan. Through December 28, 2003, ATK had paid $126,569 on its Tranche C term loan, of which $119,522 represented prepayments. The senior credit facilities are secured by perfected first priority security interests, subject only to permitted liens, in substantially all of ATK’s tangible and intangible assets, including the capital stock of certain of its subsidiaries and are guaranteed by its domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. Interest charges on the Tranche C term loan are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.25%. As of December 28, 2003, the interest rate on the Tranche C term loan was 7.1% per annum after taking into account the related interest rate swap agreements, which are discussed below. As of December 28, 2003, ATK had no borrowings against its $250,000 bank revolving credit facility and had outstanding letters of credit of $67,937, which reduced amounts available on the revolving facility to $182,063. Of this $182,063, $7,063 may be used exclusively for the issuance of additional letters of credit and $175,000 may be used for borrowings. Had ATK had an outstanding balance on the revolving credit loans, the interest rate would have been 3.5% per annum.

At December 28, 2003, the carrying amount of the variable-rate debt approximates fair market value, based on current rates for similar instruments with the same maturities.

The scheduled minimum loan payments on outstanding long-term debt are $2,188 in the rest of fiscal 2004, $4,045 in each of fiscal 2005 through 2007, $192,137 in fiscal 2008, and $592,137 in fiscal 2009 or later. ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 57% as of December 28, 2003 and 63% as of March 31, 2003.

Net cash paid for interest totaled $48,240 during the nine months ended December 28, 2003 and $56,446 in the nine months ended December 29, 2002.

ATK’s senior credit facilities and the indenture governing the Senior Subordinated Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that ATK meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of December 28, 2003, ATK was in compliance with the covenants.

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of December 28, 2003, ATK had the following interest rate swaps:

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$57,022	$(2,550)	6.59%	1.14%	November 2004
Amortizing swap	80,000	(4,157)	5.25%	1.14%	December 2005
Amortizing swap	80,000	(4,184)	5.27%	1.14%	December 2005
Non-amortizing swap	100,000	(13,191)	6.06%	1.16%	November 2008
Derivative obligation		(24,082)

			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	1,176	8.50%	5.67%	May 2011
Non-amortizing swap	100,000	2,010	8.50%	5.46%	May 2011
Derivative asset		3,186
		$(20,896)

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

The fair market value of ATK’s interest rate swaps was $(20,896) at December 28, 2003, an increase of $3,870 since September 28, 2003. Of the fair market value of $(20,896), $(20,347) was recorded within other long-term liabilities on the balance sheet, $(3,072) was within accrued interest in other current liabilities, and $2,523 was within other non-current assets.

8.     Income Taxes

ATK made tax payments totaling $9,723 during the nine months ended December 28, 2003 and $22,080 during the nine months ended December 29, 2002. ATK received income tax refunds totaling $2,806 during the nine months ended December 28, 2003 and $1,055 during the nine months ended December 29, 2002.

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarters and nine months ended December 28, 2003 represent effective tax rates of 25.3% and 31.9%, respectively. The income tax provisions for the quarters and nine months ended December 29, 2002 represent effective tax rates of 37.6% and 39.0%, respectively. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The total estimated effective tax rate for fiscal 2004 is approximately 33%, reflecting ATK’s current estimate of the fiscal 2004 tax implications associated with its business strategies, and it is based on a rate of 36.3% for the current fiscal year reduced by 3.2% for the impact of prior year tax benefits recognized in the current year. The reduction in the income tax rate for the quarter ended December 28, 2003 is due to reducing the current year’s annual tax rate from 37.6% to 36.3% based on revised estimates, the recognition of $3,235 of benefit due to favorable guidance issued by the Internal Revenue Service during the quarter on the taxability of foreign sales, and an additional $1,320 of research and development credit for the year ended March 31, 2003 based on the tax return as filed. The income tax provision for the nine months ended December 28, 2003 also reflects a change in estimate relating to research tax credits for the fiscal years 1999 through 2002 which resulted in a $2,700 reduction in the income tax provision in the quarter ended September 28, 2003.

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

	Quarters Ended		Nine Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002

Net income, as reported	$41,857	$35,747	$111,408	$89,064
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,471)	(1,209)	(4,339)	(3,488)
Pro forma net income	$40,386	$34,538	$107,069	$85,576

Earnings per share:
Basic—as reported	$1.08	$0.93	$2.89	$2.33
Basic—pro forma	1.05	0.90	2.77	2.24
Diluted—as reported	1.06	0.91	2.83	2.26
Diluted—pro forma	1.03	0.88	2.72	2.17

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

The liability for environmental remediation represents management’s current estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.75% as of December 28, 2003 (the same as the rate as of September 28, 2003), and 3.50% as of March 31, 2003. The increase in the rate since March 31, 2003 resulted in a reduction of expense of approximately $450 in the nine months ended December 28, 2003. The following is a summary of the amounts recorded for environmental remediation:

	December 28, 2003		March 31, 2003
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,726)	$26,586	$(61,865)	$26,415
Unamortized discount	10,915	(3,575)	11,675	(3,821)
Present value amounts (payable) receivable	$(49,811)	$23,011	$(50,190)	$22,594

Of the $49,811 net liability as of December 28, 2003, $8,856 was recorded within other current liabilities and $40,955 was recorded within other long-term liabilities. Of the $23,011 net receivable, $6,263 was recorded within other current assets and $16,748 was recorded within other non-current assets. As of December 28, 2003, the estimated discounted range of reasonably possible costs of environmental remediation was $49,811 to $79,050.

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

ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. in fiscal 2002. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29,000, ATK and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, and ATK is responsible for any payments in excess of $49,000.

With respect to the civil ammunition business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extend through December 7, 2006, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125,000, less payments previously made.

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

•                  The Precision Systems segment supplies gun-launched guided and conventional munitions, tactical missile systems, propulsion for missile defense systems, tactical rocket motors and warheads, upper stages for spacecraft and launch vehicles, advanced hypervelocity and air-breathing propulsion systems for space vehicles and weapon systems, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, electronic warfare and support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, large-caliber ammunition, and medium-caliber gun systems.

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Nine Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Sales to external customers:
Aerospace	$231,044	$224,797	$732,723	$686,299
Ammunition	184,279	163,905	548,446	493,541
Precision Systems	148,494	131,056	408,337	372,953
Total external sales	563,817	519,758	1,689,506	1,552,793
Intercompany sales:
Aerospace	358	127	1,266	1,329
Ammunition	2,858	3,283	11,787	12,415
Precision Systems	3,640	660	10,339	1,385
Corporate	(6,856)	(4,070)	(23,392)	(15,129)
Total intercompany sales	—	—	—	—
Total sales	$563,817	$519,758	$1,689,506	$1,552,793

Income from continuing operations before interest and income taxes:

Aerospace	$34,305	$33,641	$113,228	$112,044
Ammunition	19,938	25,039	55,205	55,086
Precision Systems	18,399	16,426	47,188	41,390
Corporate	(2,191)	(3,641)	(7,478)	(6,356)
Income from continuing operations before interest and income taxes	$70,451	$71,465	$208,143	$202,164

12.  Subsequent Event

On January 28, 2004, ATK announced that it has agreed to acquire Mission Research Corporation (MRC), a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. MRC has approximately 560 employees at 16 facilities in 10 states.  The transaction, which ATK intends to finance with debt, is subject to regulatory approval and MRC shareholder approval and is expected to close in March 2004.

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

•                  program terminations,

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

Pension Assumptions

Pension Plans.  ATK’s noncontributory defined benefit pension plans (the Plans) cover substantially all employees. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table illustrates ATK’s assumptions used in determining pension expense for the years ending March 31, 2005 and 2004:

	Years Ending March 31
	2005	2004
Expected long-term rate of return on plan assets	9.00%	9.00%
Discount rate	6.25%	6.75%
Rate of compensation increase:
Union	3.00%	3.00%
Salaried	3.25%	3.50%

In developing the expected long-term rate of return assumption, ATK considered input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK’s own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. The expected long-term rate of return on Plan assets is based on an asset allocation assumption of 45% to 75% with equity managers, with an expected long-term rate of return of 10.8%; 10% to 30% with fixed income managers, with an expected long-term rate of return of 6.5%; 5% to 15% with real estate managers with an expected long-term rate of return of 9.5%; and 5% to 20% with hedge fund managers with an expected rate of return of 9.6%. ATK regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. ATK will continue to evaluate its actuarial assumptions, including the expected rate of return at least annually, and will adjust as necessary.

The discount rate that ATK uses for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 6.75% at December 31, 2002 to 6.25% at December 31, 2003.

Based on these and other assumptions, ATK estimates that its pension expense will be approximately $33 million in fiscal 2005, an increase of approximately $20 million over fiscal 2004. Future actual pension expense will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate and/or expected rate of return for fiscal 2005 were different, the impact on fiscal 2005 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2005 pension expense by approximately $5 million; each 1.0% change in the expected rate of return on plan assets would change fiscal 2005 pension expense by approximately $17 million.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. In accordance with FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, any measures of the accumulated postretirement benefit obligation (APBO) or net periodic postretirement benefit cost in ATK’s financial statements as of

December 28, 2003 or accompanying notes do not reflect the effects of the Act on the plan. ATK is currently evaluating the Act’s possible consequences for ATK and its benefit plans.

Space Shuttle Contract

ATK is the sole manufacturer of the Reusable Solid Rocket Motors (RSRM) for NASA’s Space Shuttle. As a result of the investigation of the Columbia failure and temporary suspension of Space Shuttle flights, NASA issued direction to ATK on June 3, 2003 to slow down the production rate of RSRM motor segments, but to maintain critical staffing skills.

ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. In the nine months ended December 28, 2003, the RSRM program represented 17% of ATK’s total sales. Prior to the Columbia accident, ATK had reached minimum staffing on the RSRM program. Therefore, the production slowdown has not and is not expected to impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing are only being minimally affected, and any reduction to raw materials quantities is expected to be partially offset by materials pricing impacts and increases in program safety initiatives. As such, ATK expects the slowdown to continue to have minimal if any impact on fiscal 2004 sales. Currently, it is anticipated that the Space Shuttle will return to flight in the latter part of calendar year 2004.

In January 2004, President Bush announced a new space exploration program, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The program anticipates the Space Shuttle will be retired from service as early as 2010, to be replaced by a new spacecraft. The impact of this change, if any, on ATK is not currently known. ATK is well positioned to provide continuing support to the Space Shuttle Program while also leveraging existing infrastructure, workforce, and assets to support future exploration initiatives.

Minuteman Joint Venture

ATK participates in a joint venture (JV) agreement with United Technologies Corporation’s Pratt & Whitney to perform the Minuteman III Propulsion Replacement program. On August 7, 2003, Pratt &Whitney’s Space and Missile Propulsion manufacturing facility experienced a propellant ignition incident. As a result, Minuteman III product deliveries have not been made in accordance with the contract schedule. ATK and Pratt & Whitney have reached a revised work split agreement to facilitate program recovery. In addition, the JV members are expected to reach agreement with their customer, Northrop Grumman, to restructure the JV contract in a manner acceptable to the Air Force. In accordance with this new agreement, manufacturing of Minuteman second and third stage solid rocket motors will be moved to ATK’s Utah facilities. The contract is being finalized and is expected to be available for Air Force review shortly. The Minuteman III program represents approximately 6% of ATK’s projected fiscal 2004 sales. Based on current information, ATK does not expect this situation to have a material impact on its current year results.

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

•                  The Precision Systems segment supplies gun-launched guided and conventional munitions, tactical missile systems, propulsion for missile defense systems, tactical rocket motors and warheads, upper stages for spacecraft and launch vehicles, advanced hypervelocity and air-breathing propulsion systems for space vehicles and weapon systems, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, electronic warfare and support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, large-caliber ammunition, and medium-caliber gun systems.

Acquisitions

On November 21, 2003, ATK acquired two businesses, Micro Craft and GASL, from Allied Aerospace. Micro Craft and GASL (now known together as ATK GASL) are leaders in the development of hypervelocity and air-breathing systems for next-generation space vehicles, missiles, and projectiles. The transaction adds leading-edge propulsion and airframe technologies for aerospace and defense applications to ATK’s portfolio. Micro Craft is located in Tullahoma, TN, and GASL is located in Ronkonkoma, NY. ATK GASL is included in the Precision Systems segment.

During the year ended March 31, 2003, ATK acquired the following three entities:

•                  the assets of the ordnance business of The Boeing Company (now known as ATK Gun Systems, which is included in the Precision Systems segment), on May 31, 2002,

•                  the assets of Science and Applied Technology, Inc. (now known as ATK Missile Systems, which is included in the Precision Systems segment), on October 25, 2002, and

•                  the stock of Composite Optics, Inc. (COI, which is included in the Aerospace segment), on January 8, 2003.

ATK used the purchase method of accounting to account for all of these acquisitions and, accordingly, the results of each entity are included in ATK’s consolidated financial statements since the date of each acquisition.

On January 28, 2004, ATK announced that it has agreed to acquire Mission Research Corporation (MRC), a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. The acquisition of MRC is a strategic transaction that will give ATK an advanced aerospace and defense technology pipeline spanning concept development to full-scale production. MRC has a reputation as a national asset in such areas as directed energy; electro-optical and infrared sensors; aircraft sensor integration; high-performance antennas and radomes; advanced signal processing; and specialized composites. Each of these areas is attractive in its own right, but of significantly greater potential value when coupled with ATK's precision weapons and energetics capabilities. MRC has approximately 560 employees at 16 facilities in 10 states and anticipates calendar year 2004 sales of between $170 million and $180 million. The transaction, which ATK intends to finance with debt, is subject to regulatory approval and MRC shareholder approval and is expected to close in March 2004.

Sales

The following is a summary of each operating segment’s sales, including intercompany sales (in millions):

	Quarters Ended				Nine Months Ended
	Dec 28, 2003	Dec 29, 2002	$ Change	% Change	Dec 28, 2003	Dec 29, 2002	$ Change	% Change

Aerospace	$231.4	$224.9	$6.5	3%	$734.0	$687.6	$46.4	7%
Ammunition	187.1	167.2	19.9	12%	560.2	505.9	54.3	11%
Precision Systems	152.1	131.7	20.4	15%	418.7	374.4	44.3	12%
Intercompany	(6.8)	(4.0)	(2.8)		(23.4)	(15.1)	(8.3)
Total sales	$563.8	$519.8	$44.0	8%	$1,689.5	$1,552.8	$136.7	9%

Quarter.

The increase in ATK’s sales for the quarter ended December 28, 2003 compared to the quarter ended December 29, 2002 was driven by organic growth in many of the existing businesses, along with the addition of COI and ATK GASL, and the inclusion of ATK Missile Systems for the entire quarter.

The increase in the Aerospace segment’s sales was due to the acquisition of COI, which added $11 million in sales to the quarter. Also contributing was new composite structures business, which added $13 million, along with an additional $3 million of illuminating devices. Partially offsetting these were decreases on the Minuteman and Reusable Solid Rocket Motor (RSRM) programs totaling $15 million due to the timing of material purchases, as expected; along with a $7 million reduction on the GEM solid rocket booster programs, consistent with the anticipated production schedule for these motors.

The increase in the Ammunition segment’s sales was driven by $14 million of additional sales of military small-caliber ammunition produced by the Lake City Army Ammunition Plant, along with an increase of $4 million of sales of civil ammunition and related products.

The increase in the Precision Systems segment’s sales was due to increases of $9 million on large-caliber ammunition due primarily to new M830A1 business and $5 million on higher volume from the AN/AAR-47 Missile Warning program. Also contributing were ATK Missile Systems, which was acquired in October 2002 and contributed $5 million more in sales to the current-year quarter than the prior-year quarter, and the acquisition of ATK GASL during the current quarter, which added $2 million in sales. Partially offsetting these was a decrease of $6 million on medium-caliber gun systems due to the completion of several international contracts.

Nine Months.

The increase in ATK’s sales for the nine months ended December 28, 2003 compared to the nine months ended December 29, 2002 was driven by organic growth in many of the existing businesses, along with the addition of COI and ATK Missile Systems.

The increase in the Aerospace segment’s sales was due to the acquisition of COI, which added $35 million in sales to the period. Also contributing was new composite structures business, which added $27 million, along with an additional $7 million of illuminating devices. Partially offsetting the increases was a $19 million reduction on the GEM solid rocket booster programs, consistent with the anticipated production schedule for these motors. Also included in the current year period was $7.5 million due to the successful resolution of an issue with the government regarding contract billing rates primarily impacting the RSRM program, a net decrease of $4.5 million compared to $12 million recorded in the comparable period of the prior year on similar issues.

The increase in the Ammunition segment’s sales was driven by $59 million of additional sales of military small-caliber ammunition produced by the Lake City Army Ammunition Plant, along with an increase of $7 million of sales of civil ammunition and related products. Partially offsetting this was a reduction of $15 million in Mk-90 propellant sales.

The increase in the Precision Systems segment’s sales was due to the acquisition of ATK Missile Systems, which contributed an additional $25 million to the period; a $22 million increase on large-caliber ammunition, primarily M830A1 and international contracts; and an increase of $5 million on the initial full-rate production of the AN/AAR-47 Missile Warning program. Partially offsetting these were a decrease of $6 million due to the scope reduction of the XM8/29 infantry rifle system program and a decrease of $5 million on medium-caliber gun systems due to the completion of several international contracts.

Gross Profit

The following is a summary of ATK’s gross profit (in millions):

	Quarters Ended					Nine Months Ended
	Dec 28, 2003	As a % of Sales	Dec 29, 2002	As a % of Sales	Change	Dec 28, 2003	As a % of Sales	Dec 29, 2002	As a % of Sales	Change

Gross profit	$124.8	22.1%	$119.8	23.0%	$5.0	$366.7	21.7%	$347.9	22.4%	$18.8

Quarter.  Contributing to the increase in the dollar amount of gross profit for the quarter were the inclusion of ATK Missile Systems for the entire quarter, the inclusion of COI, and improvements on various programs. These increases more than offset the increase of approximately $8 million in pension expense, as expected; along with the absence of the $4.8 million curtailment gain that was recorded as a reduction of cost of sales in the prior-year quarter in connection with a change in one of ATK’s post-retirement benefit plans. The increase in pension expense and the absence of the curtailment gain also drove the decrease in the amount as a percent of sales.

Nine Months.  Contributing to the increase in the dollar amount of gross profit for the nine months were:

•                  the inclusion of ATK Missile Systems for the entire period,

•                  the inclusion of COI,

•                  improvements on various programs, and

•                  a curtailment gain of $7.2 million due to a change in some of ATK’s post-retirement benefit plans, which was recorded as a reduction of cost of sales in the first quarter of this fiscal year; this curtailment gain was $2.4 million greater than the curtailment gain of $4.8 million that was recorded in the third quarter of the prior year.

These increases more than offset the increase of approximately $23 million in pension expense, as expected; and the net decrease of $4.5 million in the amounts related to the successful resolution of contract billing rate issues with the government, as discussed in the Sales section above; these items also drove the decrease in the amount as a percent of sales.

Operating Expenses

Quarter.  Operating expenses for the quarter ended December 28, 2003 totaled $54.4 million, or 9.6% of sales, an increase of $6.1 million compared to $48.3 million, or 9.3% of sales, in the comparable quarter of the prior year. The increase in the dollar amount was primarily associated with the increase in sales.

Nine Months.  Operating expenses for the nine months ended December 28, 2003 totaled $158.5 million, or 9.4% of sales, an increase of $12.7 million compared to $145.8 million, or 9.4% of sales, in the comparable period of the prior year. The increase in the dollar amount was primarily associated with the increase in sales.

Income from Continuing Operations Before Interest and Income Taxes

The following is a summary of each operating segment’s income from continuing operations before interest and income taxes (in millions):

	Quarters Ended					Nine Months Ended
	Dec 28, 2003	As a % of Sales	Dec 29, 2002	As a % of Sales	Change	Dec 28, 2003	As a % of Sales	Dec 29, 2002	As a % of Sales	Change

Aerospace	$34.3	14.8%	$33.6	15.0%	$0.7	$113.2	15.4%	$112.0	16.3%	$1.2
Ammunition	19.9	10.7%	25.0	15.0%	(5.1)	55.2	9.9%	55.1	10.9%	0.1
Precision Systems	18.4	12.1%	16.4	12.5%	2.0	47.2	11.3%	41.4	11.1%	5.8
Corporate	(2.1)		(3.5)		1.4	(7.5)		(6.3)		(1.2)
Total	$70.5	12.5%	$71.5	13.7%	$(1.0)	$208.1	12.3%	$202.2	13.0%	$5.9

Quarter.

The decrease in ATK’s income from continuing operations before interest and income taxes for the quarter ended December 28, 2003 compared to the quarter ended December 29, 2002 was primarily due to the increase of approximately $8 million in pension expense, as expected and discussed in the Gross Profit section above. Also contributing to the decrease was the absence of a curtailment gain of $4.8 million that was recorded in the prior year’s quarter, also discussed in the Gross Profit section above. Partially offsetting these were increases on various programs, as discussed below.

The slight increase in the Aerospace segment was due to the recognition of the reimbursement of litigation settlement costs, the recognition of flight incentive fees on the Trident II Solid Rocket Motors program, and the recognition of fees in connection with the close-out of the Titan IVB Solid Rocket Motor Upgrade (SRMU) production contract. Partially offsetting these were decreases in connection with lower sales on the RSRM, Minuteman, and GEM solid rocket booster programs and the absence of royalty payments received in the prior year.

The decrease in the Ammunition segment was driven primarily by the absence of a curtailment gain of $4.8 million that was recorded in the prior year, along with the increase in pension expense.

The increase in the Precision Systems segment primarily reflects the inclusion of ATK Missile Systems, which was acquired in October 2002, along with improvements in missile defense and large-caliber ammunition. Partially offsetting these were decreases in medium-caliber gun systems and barrier systems due to the completion of several international contracts, and the increase in pension expense.

The net expense at the corporate level primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters.

Nine Months.

The increase in ATK’s income from continuing operations before interest and income taxes for the nine months ended December 28, 2003 compared to the nine months ended December 29, 2002 is primarily associated with the increase in sales. As discussed in the Gross Profit section above, included in the current-year period was a curtailment gain of $7.2 million, which was recorded in the first quarter of this fiscal year; this curtailment gain was $2.4 million greater than the curtailment gain of $4.8 million that was recorded by the Ammunition segment in the third quarter of the prior year. These increases more than offset the increase of approximately $23 million in pension expense, as anticipated; and the net decrease of $4.5 million in the amounts related to the successful resolution of contract billing rate issues with the government, as discussed in the Sales section above.

The slight increase in the Aerospace segment is primarily due to:

•                  improved profitability on composite structures for the Boeing Delta family of rockets,

•                  improved profitability on Orion and GEM solid rocket motors in support of Ground-based Missile Defense,

•                  the recognition of fees in connection with the close-out of the Titan IVB SRMU production contract,

•                  the recognition of the reimbursement of litigation settlement costs, and

•                  Aerospace’s portion ($2.4 million) of the current year curtailment gain.

These increases more than offset a reduction in royalty payments received in the prior year, the net decrease of $4.5 million in the amounts related to the successful resolution of contract billing rate issues with the government, and the decrease in connection with lower sales on the GEM solid rocket booster program.

The slight increase in the Ammunition segment was driven by higher military small-caliber ammunition volume. Partially offsetting this were:

•                  the increase in pension expense,

•                  a decrease on medium-caliber ammunition program profitability,

•                  a decrease on Mk-90 propellant in connection with lower volume, and

•                  a decrease of $2.4 million in curtailment gains recorded (from $4.8 million last year to $2.4 million this year, which was Ammunition’s portion of the $7.2 million gain recorded in the first quarter of the current fiscal year),

The increase in the Precision Systems segment is primarily due to the inclusion of ATK Missile Systems, along with improvements in missile defense and tactical propulsion programs. Also contributing to the increase was Precision Systems’ portion ($2.5 million) of the current year curtailment gain. Offsetting these increases were the increase in pension expense, decreases in medium-caliber gun systems and barrier systems (due to the completion of international contracts), and decreases in large-caliber ammunition and fuzing programs.

The net expense at the corporate level primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters.

Interest Expense

Quarter.  Net interest expense for the quarter ended December 28, 2003 was $14.2 million, an improvement of $0.3 million compared to $14.5 million in the comparable quarter of fiscal 2003. This improvement was due to a lower average outstanding debt balance and a lower average borrowing rate. Due to ATK’s adoption of Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 1, 2003, debt issuance costs that are written off when debt is extinguished, which were previously classified as extraordinary loss on early extinguishment of debt, are now included in interest expense. This resulted in an increase in interest expense in the quarter ended December 29, 2002 of $0.3 million from the amount previously reported.

Nine Months.  Net interest expense for the nine months ended December 28, 2003 was $44.0 million, an improvement of $18.7 million compared to $62.7 million in the comparable period of fiscal 2003. This improvement was due to a decrease in the amount of debt issuance costs written off during the period, along with a lower average outstanding debt balance and a lower average borrowing rate. ATK’s adoption of SFAS 145 resulted in an increase in interest expense in the nine months ended December 29, 2002 of $13.9 million from the amount previously reported.

Income Tax Provision

The following is a summary of ATK’s income tax provision (in millions):

	Quarters Ended					Nine Months Ended
	Dec 28, 2003	Effective Rate	Dec 29, 2002	Effective Rate	Change	Dec 28, 2003	Effective Rate	Dec 29, 2002	Effective Rate	Change

Income tax provision	$14.3	25.3%	$21.2	37.6%	$(6.9)	$52.3	31.9%	$54.3	39.0%	$(2.0)

ATK’s income tax provision includes both federal and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The total estimated effective tax rate for fiscal 2004 is approximately 33%, reflecting ATK’s current estimate of the fiscal 2004 tax implications associated with its business strategies, and it is based on a rate of 36.3% for the current fiscal year reduced by 3.2% for the impact of prior year tax benefits recognized in the current year. The reduction in the income tax rate for the quarter ended December 28, 2003 is due to reducing the current year’s annual tax rate from 37.6% to 36.3% based on revised estimates, the recognition of $3.3 million of benefit due to favorable guidance issued by the Internal Revenue Service during the quarter on the taxability of foreign sales, and an additional $1.3 million of research and development credit for the year ended March 31, 2003 based on the tax return as filed. The income tax provision for the nine months ended December 28, 2003 also reflects a change in estimate relating to research tax credits for the fiscal years 1999 through 2002 which resulted in a $2.7 million reduction in the income tax provision in the quarter ended September 28, 2003.

Minority Interest Expense

The minority interest expense in each period represents the minority owner’s portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with COI and is consolidated into ATK’s financial statements.

Cumulative Effect of Change in Accounting Principle

Nine Months.  In the first quarter of fiscal 2003, ATK recorded a one-time gain for the cumulative effect of change in accounting principle of $3.8 million, net of taxes of $2.4 million. This gain was due to the write-off of negative goodwill upon ATK’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002.

Net Income

Quarter.  Net income for the quarter ended December 28, 2003 was $41.9 million, an increase of $6.2 million compared to $35.7 million in the comparable quarter of fiscal 2003. The increase was due to an increase in gross profit of $5.0 million, a decrease in net interest expense of $0.3 million, and a decrease in the income tax provision of $6.9 million, partially offset by an increase in operating expenses of $6.1 million and the minority interest expense of $0.1 million.

Nine Months.  Net income for the nine months ended December 28, 2003 was $111.4 million, an increase of $22.3 million compared to $89.1 million in the comparable period of fiscal 2003. The increase was due to an increase in gross profit of $18.8 million, a decrease in net interest expense of $18.7 million, and a decrease in the income tax provision of $2.0 million, partially offset by an increase in operating expenses of $12.7 million, the absence of the gain for the cumulative effect of change in accounting principle of $3.8 million, and the minority interest expense of $0.4 million.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Flows

Cash provided by operating activities totaled $120 million for the nine months ended December 28, 2003, an increase of $16 million compared to $104 million provided by operating activities in the comparable period of the prior year. Driving this increase was $37 million in working capital improvements, primarily timing of receivables collections on small- and medium-caliber ammunition and tactical propulsion programs; an increase in income from continuing operations of $26 million; and a $14 million reduction in net income tax payments made. Partially offsetting these were $30 million in additional contributions that ATK made to its pension plans and the absence of the $17 million receipt from the re-couponing of two of ATK’s swap contracts in the prior year.

Cash used for investing activities totaled $73 million for the nine months ended December 28, 2003, a decrease of $11 million compared to $84 million used in the comparable period of the prior year. This decrease was due to less cash used to acquire businesses during the current year.

Cash used by financing activities for the nine months ended December 28, 2003 was $20 million, compared to $2 million generated in the comparable period of fiscal 2003. The prior-year period included net proceeds from issuance of debt of $51 million, issued in connection with the acquisition of a business, and repayments of debt of $63 million. The current year period included repayments of debt of $27 million.

ATK does not expect its level of capital expenditures to change significantly in the foreseeable future.

ATK typically generates cash flows from operating activities in excess of its commitments. If this occurs, ATK has several strategic opportunities for capital deployment, which may include funding acquisitions, stock repurchases, debt repayments, and other alternatives.

Debt

As of December 28, 2003 and March 31, 2003, long-term debt, including the current portion, consisted of the following (in thousands):

	December 28, 2003	March 31, 2003
Tranche C term loan	$398,431	$425,000
Senior Subordinated Notes	400,000	400,000
Notes payable	166	187
Total debt outstanding	$798,597	$825,187

In May 2001, ATK issued $400 million aggregate principal amount of 8.50% Senior Subordinated Notes that mature on May 15, 2011. The outstanding notes are general unsecured obligations. The outstanding notes rank equal in right of payment with all of the future senior subordinated indebtedness and are subordinated in right of payment to all of the existing and future senior indebtedness, including the senior credit facilities. The outstanding notes are guaranteed on an unsecured basis by substantially all of ATK’s domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors. Interest on the outstanding notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of December 28, 2003, the interest rate on the Senior Subordinated Notes was 6.6% after taking into account the related interest rate swap agreements, which are discussed below.

In May 2002, ATK restructured its senior credit facilities, entering into a seven-year term loan, Tranche C, in the amount of $525 million. Debt issuance costs of $2.2 million are being amortized to interest expense over the term of the Tranche C term loan. Through December 28, 2003, ATK had paid $126.6 million on its Tranche C term loan, of which $119.5 million represented prepayments. The senior credit facilities are secured by perfected first priority security interests, subject only to permitted liens, in substantially all of ATK’s tangible and intangible assets, including the capital stock of certain of its subsidiaries and are guaranteed by its domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. Interest charges on the Tranche C term loan are at the London Inter-Bank Offered Rate (LIBOR) plus a fixed rate of 2.25%. As of December 28, 2003, the interest rate on the Tranche C term loan was 7.1% per annum after taking into account the related interest rate swap agreements, which are discussed below. As of December 28, 2003, ATK had no borrowings against its $250 million bank revolving credit facility and had outstanding letters of credit of $67.9 million, which reduced amounts available on the revolving facility to $182.1 million. Of this $182.1 million, $7.1 million may be used exclusively for the issuance of additional letters of credit and $175 million may be used for borrowings. Had ATK had an outstanding balance on the revolving credit loans, the interest rate would have been 3.5% per annum.

At December 28, 2003, the carrying amount of the variable-rate debt approximates fair market value, based on current rates for similar instruments with the same maturities.

The scheduled minimum loan payments on outstanding long-term debt are $2.2 million in the rest of fiscal 2004, $4.0 million in each of fiscal 2005 through 2007, $192.2 million in fiscal 2008, and $592.2 million in fiscal 2009 or later. ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 57% as of December 28, 2003 and 63% as of March 31, 2003.

Net cash paid for interest totaled $48.2 million during the nine months ended December 28, 2003 and $56.4 million in the nine months ended December 29, 2002.

ATK’s senior credit facilities and the indenture governing the Senior Subordinated Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the senior credit facilities limit ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The senior credit facilities also require that ATK meet and maintain specified financial ratios and tests, including: a minimum consolidated net worth, a maximum leverage ratio, and a minimum interest coverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios and tests may be affected by events beyond its control. Borrowings under the revolving credit facility are subject to compliance with these covenants. As of December 28, 2003, ATK was in compliance with the covenants.

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of December 28, 2003, ATK had the following interest rate swaps (in thousands):

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$57,022	$(2,550)	6.59%	1.14%	November 2004
Amortizing swap	80,000	(4,157)	5.25%	1.14%	December 2005
Amortizing swap	80,000	(4,184)	5.27%	1.14%	December 2005
Non-amortizing swap	100,000	(13,191)	6.06%	1.16%	November 2008
Derivative obligation		(24,082)

			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	1,176	8.50%	5.67%	May 2011
Non-amortizing swap	100,000	2,010	8.50%	5.46%	May 2011
Derivative asset		3,186
		$(20,896)

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

The fair market value of ATK’s interest rate swaps was $(20.9 million) at December 28, 2003, an increase of $3.9 million since September 28, 2003. Of the fair market value of $(20.9 million), $(20.3 million) was recorded within other long-term liabilities on the balance sheet, $(3.1 million) was within accrued interest in other current liabilities, and $2.5 million was within other non-current assets.

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

The liability for environmental remediation represents management’s current estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.75% as of December 28, 2003 (the same as the rate as of September 28, 2003), and 3.50% as of March 31, 2003. The increase in the rate since March 31, 2003 resulted in a reduction of expense of approximately $450,000 in the nine months ended December 28, 2003. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	December 28, 2003		March 31, 2003
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,726)	$26,586	$(61,865)	$26,415
Unamortized discount	10,915	(3,575)	11,675	(3,821)
Present value amounts (payable) receivable	$(49,811)	$23,011	$(50,190)	$22,594

Of the $49.8 million net liability as of December 28, 2003, $8.9 million was recorded within other current liabilities and $40.9 million was recorded within other long-term liabilities. Of the $23.0 million net receivable, $6.3 million was recorded within other current assets and $16.7 million was recorded within other non-current assets. As of December 28, 2003, the estimated discounted range of reasonably possible costs of environmental remediation was $49.8 million to $79.1 million.

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

ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. in fiscal 2002. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29 million, ATK and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, and ATK is responsible for any payments in excess of $49 million.

With respect to the civil ammunition business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extend through December 7, 2006, are capped at $30 million, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125 million, less payments previously made.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in ATK’s market risk during the quarter ended December 28, 2003. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the year ended March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of December 28, 2003, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in ATK’s periodic SEC filings. During the quarter ended December 28, 2003, there were no changes in ATK’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

4.3	Third Supplemental Indenture, dated as of June 6, 2002, among the Registrant, its subsidiaries and BNY Midwest Trust Company, as Trustee.
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.

On October 7, 2003, ATK furnished information under Item 9 of Form 8-K pursuant to Regulation FD, indicating that ATK had issued a press release announcing that Dan Murphy had become chief executive officer and that Paul David Miller had retained his post as chairman of the board and continues to serve as a corporate officer.

On October 30, 2003, ATK furnished information under Item 9 of Form 8-K pursuant to Regulation FD and Item 12, indicating that ATK had issued a press release reporting its financial results for the fiscal quarter ended September 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: February 10, 2004	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)