Form 10-K
period 2004-03-31
ALLIANT TECHSYSTEMS INC
filed 2004-05-28
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of April 30, 2004, 37,205,687 shares of the Registrant’s voting common stock were outstanding. The aggregate market value of such stock held by non-affiliates of the Registrant on such date was approximately $2,194 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.                    BUSINESS

Alliant Techsystems Inc. (ATK), which is sometimes called the Registrant in this report, is a supplier of aerospace and defense products to the U.S. Government, U.S. allies, and major prime contractors. ATK is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets.

ATK was incorporated as a Delaware corporation as a wholly-owned subsidiary of Honeywell Inc. in May 1990 in connection with Honeywell’s plan to spin-off to its stockholders certain of its businesses. The spin-off became effective in September 1990, when Honeywell transferred to ATK substantially all of the assets and liabilities of those businesses. Honeywell subsequently distributed to its stockholders in October 1990 all of ATK’s outstanding common stock on a pro rata basis.

The following table summarizes ATK’s recent significant acquisitions and divestitures:

Date	Company Involved	Event
April 2001	Thiokol Propulsion Corp.	Acquired
December 2001	Sporting Equipment Group of Blount International, Inc. (now known as the civil ammunition business)	Acquired
May 2002	Ordnance business of The Boeing Company (now known as ATK Gun Systems)	Acquired
October 2002	The business of Science and Applied Technology, Inc. (now known as ATK Missile Systems)	Acquired
January 2003	Composite Optics, Inc. (COI)	Acquired
November 2003	Micro Craft and GASL (now known together as ATK GASL)	Acquired
March 2004	Mission Research Corporation (MRC)	Acquired

ATK conducts its business through a number of separate legal entities that are listed on Exhibit 21 to this report. These legal entities are grouped into ATK’s operating segments. During fiscal 2004, ATK had three operating segments: Aerospace, Ammunition, and Precision Systems.

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

•       The Ammunition segment supplies small-caliber military ammunition, medium-caliber ammunition, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•       The Precision Systems segment develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, propulsion and attitude control for missile defense systems, tactical rocket motors and warheads, upper stages for spacecraft and launch vehicles, advanced hypervelocity and air-breathing propulsion systems for space vehicles and weapon systems, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, and medium-caliber gun systems.

Sales, income from continuing operations before interest and income taxes, total assets, and other financial data for each segment for the three years ended March 31, 2004 are set forth in Note 16 to the consolidated financial statements, included in Item 8 of this report.

Effective April 1, 2004, ATK realigned its business operations, forming a new segment, Advanced Propulsion and Space Systems. Following this realignment, and the acquisition of Mission Research Corporation, ATK has five segments: ATK Thiokol, Ammunition, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research. The April 1, 2004 realignment is not reflected in the information contained in this report. The fiscal 2005 segments are as follows:

•       The ATK Thiokol segment is a solid rocket motor manufacturer, providing motors for human access to space (Space Shuttle), land- and sea-based strategic missiles, commercial and government space launch vehicles, and missile defense interceptors. The segment also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials/structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

•       The Ammunition segment supplies small-caliber military ammunition, medium-caliber ammunition, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•       The Precision Systems segment develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, tactical rocket motors and warheads, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, and medium-caliber gun systems.

•       The Advanced Propulsion and Space Systems segment supplies solid propellant rocket motors, integrated boosters and upper stages, advanced ordnance, and control systems for missile defense, space, strategic, tactical, and commercial applications; high-performance composite structures for space launch vehicles, rocket motor casings, military and commercial aircraft; telescope, satellite and spacecraft structures, optical benches, and antenna reflectors; and advanced hypervelocity and air-breathing propulsion systems for aerospace vehicles and weapon systems.

•       The ATK Mission Research segment is a developer of advanced technologies that address emerging national security and homeland defense requirements in such areas as directed energy; electro-optical and infrared sensors; aircraft sensor integration; high-performance antennas and radomes; advanced signal processing; and specialized composites.

References in this report to a particular fiscal year are to the year ended March 31 of that calendar year.

Many of ATK’s products and programs are customarily referred to by customers or in the marketplace by acronyms. Many of these acronyms are included in this report (in parentheses following the product or program name) for the convenience of subsequent reference, and for the benefit of readers who may be more familiar with the acronyms than with the actual product or program names.

Aerospace

The following table summarizes the principal programs in ATK’s Aerospace segment, including identification of the customer and the ultimate end-user (an * indicates that the programs and products are in development and not yet in production):

Principal Programs	Primary Customer	Ultimate End-User	Description
Civil Manned Space Launch Vehicles:
Reusable Solid Rocket Motors (RSRM) for the Space Shuttle	NASA	NASA	Reusable solid rocket motors for NASA’s Space Shuttle. Motor cases are recovered, refurbished, and recast.
Unmanned Space Launch Vehicles:
Solid Rocket Motor Upgrade for Titan IVB	Lockheed Martin	U.S. Air Force	Solid rocket motor upgrade boosters for heavy-lift launch vehicles.
GEM-40, 46 and 60 for Delta II, III, and IV	Boeing	Commercial and government customers	Solid rocket boosters used for additional thrust on Boeing’s Delta family of launch vehicles.
CASTOR 120® and CASTOR® IV series	Orbital Sciences, Lockheed Martin, Mitsubishi Heavy Industries, Astrium	Commercial and government customers

First and second stage propulsion for a number of small payload expendable launch vehicles and as strap-on boosters for medium payload vehicles. Used on the Taurus®, Atlas IIAS, Athena, Maxus, and H-IIA launch vehicles.

Orion Motors	Orbital Sciences	Commercial and government customers	Family of three rocket motors plus derivatives used for the Pegasus®, Taurus®, and Minotaur launch vehicles.
Strategic:
Trident II	Lockheed Martin	U.S. Navy	Solid rocket motors for first, second, and third stage of submarine-launched intercontinental ballistic missiles.
Minuteman III	Northrop Grumman	U.S. Air Force	Propulsion replacement solid rocket motors for all three stages of silo-launched intercontinental ballistic missiles. Includes motor washout, reclaiming/refurbishing hardware, and reloading motors.
Ground-based Midcourse Defense, Ground-based Interceptor	Boeing, Orbital Sciences, Lockheed Martin	Missile Defense Agency	Solid propulsion systems for missiles to intercept incoming ballistic missiles. Derivatives of GEM and Orion motors are being used in multiple boost vehicle configurations.

Space Launch Vehicle Structures:
Delta II, III and IV	Boeing	Government and commercial customers	Vehicle components including interstages, nose cones, aeroskirts/heat shields, payload fairings, and payload adapters.
Atlas V	Lockheed Martin	Government and commercial customers	Composite interstages and heat shield.
Arrow II	Boeing	Allied nation	Composite rocket motor cases and nozzle components.
Other Space Launch Structures*	Various	Various	Includes composite interstages, payload adapters, and payload fairings for Pegasus® and other customers.
Aircraft Structures:
Commercial Aircraft Structures	Bell Helicopter, Boeing	Commercial airlines and private aircraft owners	Bell Helicopter 609 tilt-rotor composite fuselage panels; Boeing 767 composite torsion springs.
Military Aircraft	Lockheed Martin, Boeing, Vought	U.S. Air Force and U.S. Army

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

Civil Manned Space Launch Vehicles.   ATK is the sole manufacturer of the Space Shuttle Reusable Solid Rocket Motors (RSRM), which provide 80% of the initial thrust necessary for the National Aeronautics and Space Administration (NASA)’s Space Shuttle orbiters to reach orbit. A set of two RSRMs provides propulsion, in tandem with a liquid propulsion system, for the Space Shuttle. The RSRM uses a metal case and nozzle components that are recovered from the ocean after each flight. The metal cases and nozzle components are then cleaned, refurbished, and manufactured for reuse. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. The RSRM program represented 16% of ATK’s total fiscal 2004 sales.

As a result of the investigation of the February 1, 2003 Columbia failure and temporary suspension of Space Shuttle flights, NASA directed ATK on June 3, 2003 to slow down the production rate of RSRM motor segments, but to maintain necessary and critical staffing skills. Therefore, the production slowdown has not and is not expected to significantly impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing are the items being most affected by the slowdown, but the reduction to raw materials purchase quantities is expected to be partially offset by materials pricing impacts and increases in program safety and supplier viability initiatives. ATK has also become involved in other shuttle-related activities such as an Alternate source for the Booster Separation Motors and developing and defining a repair system for the Orbiter Thermal Protection tiles. As such, ATK expects the slowdown to continue to have minimal impact on sales in the foreseeable future. Currently, it is anticipated that the Space Shuttle will return to flight in the spring of calendar 2005.

In January 2004, President Bush announced a new space exploration program, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The new program anticipates that the Space Shuttle will be retired from service as early as 2010, to be replaced by a new spacecraft. The impact of this change, if any, on ATK is not currently known, but ATK believes that the RSRM will be part of the NASA launch system supporting the follow-on to the Space Shuttle Program. ATK believes that its RSRM and RSRM derivatives will be important to achieving an affordable launch system for the alternatives now under consideration.

Unmanned Space Launch Vehicles.   ATK produces propulsion systems for some of the most significant space launch vehicle programs in the United States, including the Titan, Delta, and Atlas programs.

•       Titan Solid Rocket Motor Upgrades.   The solid rocket motor upgrade that provides the initial stage propulsion for Lockheed Martin’s Titan IV B heavy-lift launch vehicle is used by the U.S. Air Force. ATK completed production on this program in early calendar year 2002. Two motors are used per launch. These motors have three composite case segments. ATK also has a contract for Titan launch operations support through April 2005 for inspection and oversight of solid rocket motor processing operations at the launch sites.

•       Graphite Epoxy Motors, or GEM.   The GEM series of propulsion systems are used as solid strap-on boosters for Boeing’s Delta launch vehicle family, which consists of the Delta II, Delta III, and Delta IV vehicles. The Delta II is a medium-lift expendable launch vehicle developed for both government and commercial applications. The Delta II employs the GEM-40, a graphite epoxy motor measuring 40 inches in diameter. ATK also produces, under contract to Boeing, a larger strap-on GEM-46 booster for the enhanced medium-lift Delta III expendable launch vehicle. Boeing also awarded ATK a contract to develop and produce a new, even larger GEM-60 booster to be used with versions of the new Delta IV expendable launch vehicle. Delta II uses either three, four, or nine motors per launch; Delta III uses nine motors per launch; and the Delta IV Medium Plus vehicle uses either two or four motors per launch.

With a 40-year history, the Delta family of expendable launch vehicles has what is perhaps the most successful flight record of any rocket currently in service. The Delta family has also launched into orbit the first passive communications satellite, ECHO; the first European satellite, Ariel 1; the first communications satellite to reach geosynchronous orbit, Syncom 2; and the two recent Mars Rover missions.

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

•       Orion Motors.   Orion motors are used on the Pegasus®, Taurus®, and Minotaur launch vehicles. Pegasus® is a small-lift air-launched vehicle initially lifted by a conventional aircraft. Minotaur is a ground-launched vehicle for small payloads. Taurus® is a ground-launched vehicle for payloads larger than those that can be carried by Pegasus® and Minotaur. Pegasus® and Taurus® carry U.S. Government, foreign government, and commercial payloads. Minotaur carries only U.S. Government payloads. Each Pegasus® vehicle contains three solid propulsion stages, all produced by ATK. The three Orion motors are also used in upper stages on Taurus® and two of the motors are used in upper stages on Minotaur. Minotaur also uses two refurbished motors from excess Minuteman strategic missiles.

Strategic.   ATK provides propulsion systems for strategic missiles such as the Trident II and Minuteman, as well as those being proposed for Ground-based Midcourse Defense.

•       Intercontinental Ballistic Missiles.   Trident II is a submarine-launched intercontinental ballistic missile composed of three solid propulsion stages. ATK produces each of the three solid propulsion stages of this missile under a contract with Lockheed Martin. In addition to the Trident II production contract, ATK has contracts with Lockheed Martin to provide operational support services for the U.S. Navy’s existing fleet of both Trident I and Trident II missiles.

ATK participates in a contract sharing agreement with United Technologies Corporation’s Pratt & Whitney to perform the Minuteman III Propulsion Replacement program. Through this agreement, ATK produces replacement solid rocket motors for all three stages of Minuteman III, which is a silo-launched intercontinental ballistic missile. ATK also refurbishes excess Minuteman solid rocket motors for use as U.S. Air Force target vehicles. ATK developed and produced all first stage motors for the Peacekeeper and Minuteman I, II, and III missiles, and third stages for both the Peacekeeper and Minuteman II missiles for the U.S. Air Force and provides continuing aging studies and some operational support services for these missile systems.

On August 7, 2003, Pratt &Whitney’s Space and Missile Propulsion manufacturing facility experienced a propellant ignition incident. As a result, Minuteman III product deliveries have not been made in accordance with the contract schedule. In order to facilitate program recovery and meet the objectives of each party, ATK and Pratt & Whitney have reached an agreement to transfer all work previously performed by Pratt & Whitney to ATK. The planned transition is in progress and is expected to be complete in mid fiscal 2005. This transition includes the qualification of production processes at ATK facilities to perform the work being transferred. In addition, ATK and Pratt & Whitney are working with the customer, Northrop Grumman, to restructure the Minuteman contract in a manner acceptable to the Air Force. This restructuring activity is being finalized and is expected to be available for Air Force review by mid fiscal 2005. The Minuteman III program represented 6% of ATK’s fiscal 2004 sales.

•       Ground-based Midcourse Defense.   ATK is currently working as a motor supplier and subcontractor for the development and testing phase for multiple boost vehicle configurations of the U.S. Government’s Ground-based Midcourse Defense ground-based interceptor for incoming ballistic missiles. ATK is producing a vectorable nozzle version of the Delta II GEM-40 booster for Lockheed Martin to be used as the first stage in one vehicle configuration and is under contract to Orbital Sciences for derivatives of three Orion motors in a second boost vehicle configuration. ATK is well positioned to participate in all evolving configurations while spiral development and future deployment options are exercised over the next few years.

Space Launch Vehicle Structures.   ATK is under contract with Boeing to produce composite structures for its Delta II, III, and IV family of expendable launch vehicles. For the Delta IV, ATK makes the common booster core nose cones, interstages, composite payload fairing, payload adapters, and other large vehicle structures. ATK also produces large launch vehicle structure components for Lockheed Martin’s Atlas V family of expendable launch vehicles, including interstages and a heat shield. Other launch vehicle structures being produced include the payload fairing for Pegasus®, and a payload adapter structure for Ariane V. ATK also produces composite cases for several solid rocket motors. Current programs include GEM motor cases for Delta II, III, and IV; Ground-based Midcourse Defense; Trident II first and second stage; and cases for motors used in Pegasus®, Taurus®, Athena, Minotaur, and Arrow II. ATK is developing low-cost, higher-performing launch structures technology under contract to the Air Force Research Laboratory.

Aircraft Structures.   ATK has a contract to develop and produce fuselage skins for the Bell 609 commercial tilt-rotor aircraft. ATK is also under contract to produce a counterbalance mechanism for the C-17 transport aircraft, composite door springs for Boeing’s 767 commercial aircraft and composite pivot shafts, stabilator skins and bypass offtake screens for F/A-22 military aircraft, and Global Hawk wing components. ATK produces exhaust components for the RAH 66 Comanche program and radomes/supporting structures for the Wedgetail program. Other new business opportunities being pursued include composite structure components on the F/A-18, C-17, F/A-22, and Joint Strike Fighter (JSF) military aircraft.

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

Ammunition

The following table summarizes the principal programs in ATK’s Ammunition segment, including identification of the customer and the ultimate end-user:

Principal Programs	Primary Customer	Ultimate End-User	Description
Small-Caliber Ammunition:
Small-Caliber Ammunition	U.S. Army and allied nations	U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, and allied nations	Primary source to the U.S. Department of Defense for the following small-caliber ammunition: .22 Cal.; .45 Cal.; 5.56mm, 7.62mm, .30 Cal. and .50 Cal.
Solid Extruded Propellants:
Mk-90 (APKWS)	General Dynamics	U.S. Army, U.S. Air Force	Mk-90 propellant grains for the APKWS 2.75” rocket.

Commercial Powder	Original equipment manufacturers	Private citizen use	Gunpowder for original equipment manufacturers and reloaders.
Medium-Caliber Propellants	U.S. Army	U.S. Army, U.S. Navy, U.S. Air Force, and U.S. Marines	Flake propellants for 20mm, 25mm, and 30mm ammunition.
Modular Artillery Charge System (MACS)	U.S. Army	U.S. Army and U.S. Marines	Triple base propellant for 155mm Artillery charges.
M14	General Dynamics	U.S. Army and U.S. Marines	Single base propellant for 120mm tank training ammunition.
Medium-Caliber Ammunition:
20mm Ammo	U.S. Air Force, U.S. Navy	U.S. Air Force, U.S. Navy, and allied nations	20mm ammunition for fixed-wing aircraft.
25/30mm Medium-caliber Training Ammo	U.S. Army	U.S. Army, U.S. Navy, U.S. Marines, and U.S. Air Force	Medium-caliber training ammunition for ground vehicle and aircraft mounted guns.
GAU-8 30mm Ammo	U.S. Air Force	U.S. Air Force	30mm ammunition for the A-10 aircraft.
LW30 Tactical Ammo	U.S. Army	U.S. Army	Lightweight 30mm tactical ammunition for the Apache and Black Hawk helicopters.
Energetic Materials:
TNT	U.S. Army	U.S. Army, U.S. Air Force, U.S. Marines	TNT explosive fill for artillery rounds and general purpose bombs.
Nitrocellulose	U.S. Department of Defense	U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, Commercial	Primary energetic material used in the manufacture of gun propellants, rocket motor grains, and combustible cases.

Small-Caliber Ammunition.   ATK manufactures and develops small-caliber ammunition for the U.S. military, U.S. allies, federal and local law enforcement agencies, and commercial markets. ATK produced approximately 1.0 billion rounds of ammunition in fiscal 2004 for the U.S. military and U.S. allies, consisting of .22 caliber, .45 caliber, 5.56mm, 7.62mm, .30 caliber, and .50 caliber cartridges. ATK also manufactures metal links for belting of all sizes of ammunition, ranging from 5.56mm rifle ammunition to 40mm grenades.

ATK’s small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant (Lake City) in Independence, Missouri, which supplies over 95% of the Army’s small-caliber ammunition needs. Lake City is the Army’s principal small-caliber ammunition production facility. ATK took over operation of this facility on April 1, 2000 and is responsible for managing it, including leasing excess space to third parties in the private sector. ATK has a 10-year production contract to supply the Army’s small-caliber ammunition needs that expires in April 2010. ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 15 years after the plant production contract, were the plant production contract not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract.

In addition to production, ATK performs research and development for military ammunition and ammunition manufacturing and supports the Army Research Development Engineering Center at Picatinny Arsenal, New Jersey for U.S. Department of Defense (DoD) sponsored product design, development, and testing. ATK is currently under contract to the U.S. Government for identification and test of a replacement material for lead in 5.56mm ammunition. This is commonly referred to as “green” ammunition. ATK expects green ammunition will be phased into use over the next several years as a substitute for ammunition that contains lead.

ATK also manufactures small-caliber ammunition for federal and local law enforcement agencies and commercial markets. Principal products in the civil ammunition business include ammunition for shotguns, pistols, and rifles, and industrial power loads for the construction industry. These ammunition products are marketed under a number of well-known brand names including Federal (Premium, Gold Medal, and American Eagle), CCI, Speer (Gold Dot and Blazer), and Estate Cartridge. These products are well known in their respective markets and are recognized for their quality by law enforcement officials and shooting sports enthusiasts. These products are distributed via mass merchants, specialty sporting equipment stores, specialty sporting equipment distributors, law enforcement agencies, and government agencies.

Solid Extruded Propellants.   ATK manufactures, designs, and develops solid extruded propellants for use in over 25 types of ammunition and rockets used by the U.S. military services.

Primary production programs include propellants for multiple training and war reserve 120mm tank rounds, the modular artillery charge system, and 25mm and 30mm ammunition. ATK is also the only supplier to the U.S. Government of Mk-90 propellant grains for use in the Advanced Precision Kill Weapon System (APKWS) rocket and launch motors for the Tube-launched, Optically-tracked, Wire-guided (TOW-2) missile. ATK is a major producer of several types of smokeless nitrocellulose, which is a primary ingredient in the manufacturing of ammunition propellants and powders. In addition to the military programs, ATK produces a wide range of commercial gun powders for manufacturers of sporting ammunition and reloaders, who make their own ammunition by refilling previously-fired cartridge casings.

Medium-Caliber Ammunition.   ATK is a leading supplier of medium-caliber ammunition and fuzes and produces, designs, and develops medium-caliber ammunition for the U.S. military and U.S. allies. Production programs include:

•       The 20mm family of ammunition for U.S. Air Force, U.S. Navy, and allied fighter aircraft and attack helicopters;

•       The 25mm family of Bushmaster rounds used for the main armaments of the U.S. Army’s Bradley Fighting Vehicle and the LAV, as well as by some of the U.S. Navy’s shipboard defense systems and by other fighting platforms of U.S. allies;

•       The Lightweight 30mm family of ammunition for the U.S. Army’s Apache attack helicopter; and

•       The GAU-8/A 30mm family of armor-piercing, high-explosive incendiary and target practice rounds currently used by the U.S. Air Force’s A-10 close combat support aircraft, the CV9030 infantry fighting vehicle, and planned for use on the U.S. Marine Corps Expeditionary Fighting Vehicle (EFV).

ATK is also the only producer of the M758, M759, and FMU-151 family of mechanical fuzes for the Bradley Fighting Vehicle, the Apache helicopter, and the AC-130 gun ship’s high-explosive medium-caliber ammunition.

Medium caliber development programs are focused on the improvement in reliability and lethality of the ammunition. Programs include a new mechanically fuzed family of ZAP ammunition (20mm to 30mm) for delayed initiation applications and a new electromechanically fuzed family of ammunition for air burst applications. ATK has delivered initial contract quantities of the ZAP rounds to the U.S. Air Force, U.S. Navy and U.S. Marines. ATK has also conducted a live fire demonstration for the Army (PM - Maneuver Ammunition Systems) and the Marines (EFV Program Office) from both a Bradley Fighting Vehicle configuration and a Bushmaster II ground mount that illustrated the accuracy and repeatability of the electromechanical (turns/time) fuze for Air Burst Munition (ABM) applications.

Energetic Materials.   In fiscal 2004, ATK received a contract to produce ordnance energetic material (TNT) for the DoD. Work under the contract will be performed at the Radford Army Ammunition Plant (Radford) in Radford, Virginia. This contract makes ATK the sole supplier of TNT to the DoD. The contract is a 5-year Indefinite Delivery/Indefinite Quantity procurement for TNT that includes the construction of a National Industrial Technology Base facility capable of producing 15 million pounds of ordnance energetics per year. The primary uses of the TNT being produced is for General Purpose bombs and 155mm artillery.

ATK is the only North American supplier of military-specification nitrocellulose, which is the primary energetic material for many gun propellants, rocket motor grains, and combustible cases. ATK nitrocellulose is used in all tank and artillery ammunition, APKWS rocket motors, and combustible cases for 120mm tank rounds as well as the 155mm MACS for the Paladin Self Propelled Howitzer. The nitrocellulose produced by ATK at Radford is also used in both the combustible case and propellants for most mortar systems used by the U.S. Army. In addition to these larger caliber applications, ATK’s nitrocellulose is used to manufacture the propellants used in production of small-caliber ammunition at Lake City.

Commercial Accessories.   ATK manufactures reloading equipment, gun care products, and other accessories. Principal products in the accessories operations include reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition, gun care products and accessories, and trap-shooting products. ATK sells these products under well-known brand names, including RCBS, Outers, Champion Target, Shooter’s Ridge, Weaver, Redfield, and Simmons. ATK distributes these products via mass merchants, specialty sporting equipment stores, and specialty sporting equipment distributors. These products have leading market shares in their respective product categories.

Precision Systems

The following table summarizes the principal programs in ATK’s Precision Systems segment, including identification of the customer and the ultimate end-user (an * indicates that the programs and products are in development and not yet in production):

Principal Programs	Primary Customer	Ultimate End-User	Description
Precision Munitions:
Mid Range Munition (MRM)*	U.S. Army	U.S. Army	Precision-guided kinetic energy ammunition for the Future Combat System (FCS) used during line-of-sight and beyond line-of-sight engagements requiring precision fire.
Precision-Guided Mortar Munition (PGMM)*	U.S. Army	U.S. Army	Precision-guided 120mm mortar round for existing and Future Combat System (FCS) line-of-sight and beyond line-of-sight applications.
Extended Range Munition (ERM) / Ballistic Trajectory Extended Range Munition (BTERM II)*	U.S. Navy	U.S. Navy	Development of a five-inch rocket-assisted gun-launched guided projectile for the U.S. Navy’s Naval Surface Fire Support (NSFS) requirement.
Advanced Gun System Long Range Land Attack Projectile (AGS LRLAP)*	Lockheed Martin	U.S. Navy	Development and transition to production of the aft assembly for the 155mm rocket-assisted gun-launched guided projectile being developed for the DD(X) Advanced Gun System.
Extended Range Guided Munition (ERGM)*	Raytheon	U.S. Navy	Propulsion system for rocket-assisted gun-launched projectile.
Missile Defense:
Third Stage Rocket Motor (TSRM)*	Raytheon	U.S. Navy	Third Stage Rocket Motor and solid DACS are being developed for use in the Standard Missile 3 configuration
Divert and Attitude Control (DACS)*	Raytheon	U.S. Navy	interceptor missiles for Navy Aegis Ballistic Missile Defense system.
Advanced Solid Axial Stage (ASAS) Boosters	Raytheon, Lockheed Martin	Missile Defense Agency	ASAS boosters are the leading candidates for emerging Missile Defense Agency boost phase intercept requirements.

Missile Systems:
Advanced Anti-Radiation Guided Missile (AARGM)*	U.S. Navy	U.S. Navy	Upgrade to the AGM-88 High-Speed Anti-Radiation Missile (HARM) designed to counter threat shutdown tactics and improve accuracy using an advanced precision strike guidance system.
Quick Bolt*	U.S. Navy	U.S. Navy	Enhancements to AARGM improving situational awareness and weapon impact assessment.
High Speed Anti-Radiation missile Demonstration (HSAD)*	U.S. Navy	U.S. Navy	Upgraded forebody (seeker, payload, and transition section) for Office of Naval Research demonstration program for the next generation anti-radiation weapon.
Tactical Rocket Motors and Warheads:
Air-to-Air:
Advanced Medium-Range Air-to-Air Missile (AMRAAM)	Raytheon	U.S. Air Force, U.S. Navy, and allied nations	Propulsion and warhead for the AIM-120 Advanced Medium-Range Air-to-Air Missile.
Sidewinder	Raytheon	U.S. Navy and U.S. Air Force	Propulsion for the AIM-9X and AIM-9M Sidewinder air-to-air missile.
Sparrow	U.S. Navy	Allied nations	Propulsion for the AIM-7 air-to-air missile and the RIM-7 Sea Sparrow surface-to-air missile.
Air-to-Ground:
Hellfire/Longbow	Lockheed Martin	U.S. Army, U.S. Marines, and allied nations	Solid propulsion for the AGM-114 anti-armor air-to-surface missile, generally fired from helicopters. It has also been launched from the Predator Unmanned Aerial Vehicle (UAV).
Brimstone	Boeing	U.K. Ministry of Defense	Propulsion for anti-armor air-to-surface missile. ATK is also responsible for the shaped charge warhead.
Sensor Fuzed Weapon	Textron	U.S. Air Force and allied nations	Propulsion for sensor fuzed weapon anti-armor cluster munitions.
Maverick	Raytheon	U.S. Air Force, U.S. Navy, and allied nations	Propulsion, heavy and light warhead for the AGM-65 air-to-surface missile.
Harpoon	Boeing	U.S. Navy and allied nations	Solid propulsion booster motor for the Harpoon missile.

Ground-to-Ground:
Tube-launched, Optically-tracked, Wire-guided (TOW-2) Missile	Raytheon	U.S. Army and allied nations	Propulsion for tube-launched, optically-tracked, wire-guided anti-tank missile.
Line-of-Sight Anti-Tank (LOSAT)	Lockheed Martin	U.S. Army	Propulsion for the LOSAT kinetic energy missile that will defeat advanced armor systems.
Compact Kinetic Energy Missile (CKEM)*	Raytheon, Miltec	U.S. Army	Propulsion for CKEM that will defeat advanced armor systems.
Predator	Lockheed Martin	U.S. Marines	Propulsion for a shoulder launched anti-tank missile.
Mongoose*	BAE Systems	U.S. Army	Tractor motor for deploying a mine detonation net.
Surface-to-Air:
Evolved Sea Sparrow	Raytheon	U.S. Navy and NATO countries	Propulsion for surface-to-air missile.
Rolling Airframe Missile (RAM)	U.S. Navy	U.S. Navy and German Navy	Solid propulsion for the RAM ship defense missile.
Space Stages:
STAR TM Motors and Stages	Boeing, NASA, and Lockheed Martin	Commercial and government customers	Rocket motors and integrated stages in a range of sizes used as upper stages on a variety of spacecraft and launch vehicles.
Composite Structures:
F-22 Pivot Shaft and By-Pass Screen	Lockheed Martin	U.S. Air Force	Structural component for the F-22 aircraft.
Global Hawk Wing Components	Northrop Grumman, Vought	U.S. Air Force	Wing inner support structure and flight control surfaces.
Javelin Launch Tube	Raytheon/ Lockheed Martin Joint Venture	U.S. Army	Fully integrated composite launch tube with sighting mechanism.
Soldier Weapon Systems:
XM29*	U.S. Army	U.S. Army	Lightweight, shoulder-fired weapon that fires standard 5.56mm Ammo and Air-Bursting Grenades.
XM8*	U.S. Army	U.S. Army	XM29 5.56mm rifle portion as a stand-alone assault rifle.
XM25*	U.S. Army	U.S. Army	Lightweight, shoulder-fired weapon that fires 25mm Air-Bursting Grenades.

Air Weapons:
Crash Pad	U.S. Air Force	U.S. Air Force	An improved, air delivered 2000 lb MK-84 munition for select targets (designated BLU-119 / B).
Shredder	U.S. Air Force	U.S. Air Force	An improved, air-delivered, precision-guided penetrating munition designed to neutralize chemical or biological weapons of mass destruction.
Fuzes and Proximity Sensors:
Gun Hardened Fuzes:
Multi-Function Fuze (MFF)	U.S. Navy	U.S. Navy	Electronic fuze designed to allow projectiles to attack both ground and air targets.
M734A1 Safe and Arming Device	L-3/KDI Precision Products Inc.	U.S. Army	M734 multi-option mortar fuze has proximity, near-burst, impact, and delay setting capabilities.
Multi-Option Fuze for Artillery (MOFA)	U.S. Army	U.S. Army	NATO-standard all-purpose artillery fuze for bursting munitions. Inductively set to detonate by target proximity, time, delay after impact, or upon impact.
Electronic Time Fuze for Mortars (ETFM)*	U.S. Army	U.S. Army	Electronic fuze to replace multiple mechanical Mortar fuzes.
Air Armament Fuzes:
Hard Target Smart Fuze (HTSF)*	U.S. Air Force	U.S. Air Force	Flexible, single-fuzing system designed for bomb and missile penetrator weapons.
DSU-33 Proximity Sensor	U.S. Air Force	U.S. Air Force	Proximity sensor that detonates bombs as they approach the ground.
FMU-139 International	Allied nations	Allied nations	Electronic bomb fuze designed for MK80 series general-purpose air-delivered weapons.
Electronic Warfare Systems and Electronic Support Equipment:
AAR-47 Missile Warning System	U.S. Navy	U.S. Navy, U.S. Air Force, and international customers	Electronic Warfare system designed to protect helicopters and slow/low-flying aircraft against surface-to-air missiles.
Mobile Ground-to-Air Radar Jamming System (MGARJS)	Republic of Egypt	Republic of Egypt	Provide enhancements to previously-delivered MGARJS systems.

Common Munitions BIT/Reprogramming Equipment (CMBRE)	U.S. Air Force	U.S. Air Force, U.S. Navy, and international customers

Portable flight line tester designed to interface with smart munitions. CMBRE initiates built-in-test (BIT), provides BIT status, and uploads/downloads Operational Flight Programs (OFPs) and mission planning data.

Barrier Systems:
Volcano	U.S. Army	U.S. Army	Anti-tank barrier dispensed by either ground vehicles or helicopters.
Spider*	U.S. Army	U.S. Army	Land barrier system that uses operators in the loop to avoid indiscriminate activation.
VLSAS International	Allied nations	Allied nations	Vehicle-launched scatterable anti-tank barrier system.
Lithium and Lithium-ION Batteries:
Multi-Option Fuze for Artillery (MOFA) Battery	U.S. Army and L-3/KDI Precision Products Inc.	U.S. Army	Lithium reserve battery for artillery applications.
Advanced SEAL Delivery System (ASDS) Battery*	U.S. Navy	U.S. Navy	Lithium-ION polymer rechargeable battery for underwater vehicle propulsion.
Tank Ammunition:
120mm Training Ammo	U.S. Army	U.S. Army, U.S. Marines, and allied nations	Training ammunition for the Abrams tanks of the U.S. forces and allied nations.
M829A3 Tactical Ammo	U.S. Army	U.S. Army	Tactical ammunition for the Abrams tank.
M830A1 Tactical Ammo	U.S. Army	U.S. Army and U.S. Marines	Tactical ammunition for the Abrams tank.
120mm Egypt Co-Pro	U.S. Army	Egyptian Government	Equipment and services to establish manufacturing of 120mm training ammunition in Egypt.
Medium-Caliber Chain Guns:
25mm M242 Bushmaster	U.S. Army, U.S. Navy, and Allied nations	U.S. Army, U.S. Navy, and allied nations	Chain gun used on the U.S. Army’s Bradley Fighting Vehicle and the U.S. Marine’s Light Armored Vehicle (LAV).
30/40mm MK44	U.S. Marines, U.S. Navy, and allied nations	U.S. Marines, U.S. Navy, and allied nations	Chain gun used by the U.S. Marines for the Advanced Amphibious Assault Vehicle (AAAV) and the CV9030 fighting vehicle.

30mm M230	U.S. Army	U.S. Army and allied nations	Chain gun used on the U.S. Army’s AH-64 Apache and Apache Longbow helicopters.
Hypersonic Vehicles:
X-43A*	NASA	NASA	Hypersonic Mach (7-10) test and demonstration vehicle.
FALCON*	Boeing, Andrews Aerospace	DARPA/USA	Development of Common Air Vehicle and Hypersonic Cruise Vehicle technologies with ultimate goal of global strike from continental U.S. in under two hours.
RASCAL*	Space Launch Corp.	DARPA/USA	Development and demonstration of a first stage propulsion system for an access to space system.

Precision Munitions.   ATK is applying its capabilities in system engineering, Guidance, Navigation and Control (GNC), airframes, propulsion, warheads, and gun hardened electronics to the development of the next generation of precision munitions. Current key development contracts include:

•       Mid Range Munition (MRM).   ATK is developing an extended range kinetic energy tank round for use by the U.S. Army’s Future Combat System (FCS). This smart tank round incorporates a multi-mode seeker and advanced rocket motor to locate and destroy intended targets at beyond-line-of-sight ranges.

•       Precision Guided Mortar Munition (PGMM).   ATK has been selected to develop and begin low-rate production for a precision-guided 120mm mortar for the U.S. Army. This smart mortar round flies ballistically to a laser-designated target, maneuvers in flight, and delivers its warhead for maximum effectiveness while minimizing collateral damage.

•       Extended Range Munition (ERM) / Ballistic Trajectory Extended Range Munition (BTERM II).   ATK is leading an industry team developing a ballistic trajectory, Global Positioning System (GPS)-guided solution to U.S. Navy and U.S. Marine requirements for affordable, long-range, precise artillery. ATK’s BTERM II differs from other approaches in its simplicity and relatively low cost, as well as its application to various gun types and calibers. Its application to the existing Navy inventory of 5”/54-caliber guns enables rapid introduction throughout the fleet, providing the Navy a break-through improvement in fire support capability. In early fiscal 2005, ATK’s BTERM II, an extension of the Autonomous Naval Support Round (ANSR), captured the U.S. Navy’s ERM development program. The intent of this 16-month development program is to provide a lower-risk alternative to Extended Range Guided Munition (ERGM).

•       Advanced Gun System Long Range Land Attack Projectile (AGS LRLAP).   ATK is supporting Lockheed Martin Missiles and Fire Control with development and transition to production of the round’s aft assembly that includes airframe, tail fin assembly, and rocket motor for this 155mm extended range guided projectile for the Advanced Gun System under development for DD(X).

ATK has an agreement with GIWS, a joint venture between Rheinmetall W & M GmbH and Diehl Munitions System GmbH & Co. KG., to sell the SMArt 155® 155mm sensor fuzed munition in the United States and other countries. ATK has initiated an Army-funded test program designed to support the Army Material Release process for the SMArt 155® and subsequent production in 2006.

Missile Defense.   ATK is supplying all new propulsion elements for Raytheon’s STANDARD Missile-3 (SM-3). SM-3 is a component of the U.S. Navy Aegis Ballistic Missile Defense System, slated for initial deployment in 2004 at President Bush’s direction. ATK contributions include the Mk136 ASASTM-derived Third Stage Rocket Motor (TSRM) and the solid divert and attitude control system (SDACS) for the missile’s Mk142 Kinetic Warhead (KW). The Mk136 TSRM is a dual-pulse rocket motor with integral thrust vector and attitude control systems. It provides the velocity required to track and engage the target. The SDACS provides the final lateral thrust to enable hit-to-kill intercepts.

ATK is well positioned for emerging Missile Defense Agency boost phase intercept requirements, such as Kinetic Energy Interceptor, with its Advanced Solid Axial Stage (ASASTM) boosters. The ASASTM booster family represents the result of significant government investment in advanced component technologies and manufacturing processes, along with ATK investment in motor demonstration tests. ATK is also developing technologies on programs such as the Miniature Kill Vehicle that will lower cost and enhance performance of future divert and attitude control systems.

Missile Systems.   ATK has combined its missile system engineering capabilities with its strengths in propulsion, warheads, and high volume manufacturing in the pursuit of missile systems opportunities. Key programs include:

•       AGM-88E Advanced Anti-Radiation Guided Missile (AARGM).   AARGM is an innovative weapon system upgrade to the current generation AGM-88 High Speed Anti-radiation Missile (HARM). AARGM employs a multi-sensor guidance system capable of engaging enemy air defenses even after shut down of radar emissions. AARGM’s design incorporates state-of-the-art passive and active radar systems that are integrated in a distributed architecture to provide enhanced performance and modular growth to meet evolving threat capabilities. ATK is in the System Development and Demonstration (SDD) phase and anticipates transitioning to low rate production by 2008.

•       Quick Bolt.   The Quick Bolt program takes the baseline AARGM weapon system and adds features to enhance situational awareness and provide weapon impact assessment. With this capability, the weapon, while on the wing of the tactical aircraft, receives enemy target information and displays it in the cockpit in real time. After launch and just prior to impact, the weapon will transmit an encrypted Weapon Impact Assessment (WIA) burst message back to national assets via its Quick Bolt transmitter, providing information regarding the weapon and target locations, and features about the target which it is about to destroy. The Quick Bolt Advanced Concept Technology Development (ACTD) program is jointly funded by the U.S. Navy, Office of the Secretary of Defense’s ACTD program office, and the National Reconnaissance Office. The ACTD program was completed in fiscal 2004, and the Quick Bolt capability is now incorporated in the AARGM program.

•       High Speed Anti-radiation missile Demonstration (HSAD).   ATK is under contract to provide the forebody (seeker, payload, and transition section) for the Office of Naval Research’s demonstration program known as HSAD. This program is intended to develop and demonstrate a next-generation anti-radiation weapon that will fly twice the range of the current HARM at two to three times the average velocity. Ultimately, this weapon will provide the U.S. Navy the capability to prosecute enemy air defenses, command and control systems, and other time-critical targets from a safe, stand-off distance and will be deployable from all planned U.S. Navy tactical aircraft including the F/A-18C/D/E/F, the EA-6B and follow-on airplane, the JSF, and the Unmanned Combat Air Vehicle (UCAV).

Tactical Rocket Motors and Warheads.   ATK designs, develops, and supplies solid propulsion systems and advanced warheads for tactical weapons used by the U.S. Army, U.S. Navy, and U.S. Air Force. These include air-to-air missiles, air-to-ground missiles, ground-to-ground missiles, and ground-to-air missiles.

•       Air-to-Air.   ATK is the sole producer of air-to-air missile propulsion for the U.S. Department of Defense (DoD). The AIM-120 Advanced Medium-Range Air-to-Air Missile (AMRAAM) is beginning Lot 17 of 24 planned production lots. In addition, rocket motors for the AIM-9X and AIM-9M Sidewinder and the AIM-7 Sparrow air intercept missiles are being produced. Technology development programs include next generation propulsion systems for AMRAAM and AIM-9X.

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

•       Ground-to-Ground.   ATK has been the U.S. Army’s primary supplier of launch and flight motors for the TOW-2 (a tube launched, optically tracked, wire guided anti-tank missile) since the program’s inception in 1981. ATK produces the propulsion for the Line-of-Sight Anti-Tank (LOSAT) missile, a high-speed kinetic energy missile used to defeat advanced armor systems. ATK is developing propulsion systems for the Predator, an integral launch and flight propulsion system for a shoulder launched anti-tank missile; Mongoose, a tractor motor for deploying a mine detonation net for advancement of combat vehicles on the battlefield; and Compact Kinetic Energy Missile (CKEM), a kinetic energy missile that will defeat advanced armor systems.

•       Surface-to-Air.   Major production programs include the Evolved Sea Sparrow Missile (ESSM), a longer range version of the Sea Sparrow propulsion system; the RIM-7 Sparrow, the current medium range ship defense missile; and the rocket motor case for the MK112 RAM propulsion system, a short range ship defense missile.

Space Stages.   The STARTM family of motors are used as the upper stages for a variety of launch vehicles, for final positioning of satellites, or to propel a spacecraft beyond earth’s orbit. These motors come in a wide variety of sizes (3 to 92 inch diameter) to meet a range of payload applications. STARTM motors have a 40-year history with more than 3600 successful tests and flights. Integrated STARTM stages combine proven STARTM motors with attachment structures and a common avionics module to provide advanced upper stages that are ELV and Shuttle compatible. Most notably, STARTM 48 motors serving as Delta II ELV upper stages and STARTM 37FM motors used as spacecraft apogee kick motors (AKMs) have been used to deploy and maintain the USAF Global Positioning System (GPS). STARTM motors are also under consideration for spiral evolution paths of the Ground-based Midcourse Defense system.

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

Soldier Weapon Systems.   The XM29 is a lightweight, shoulder-fired dual weapon system that fires both a 25mm air-bursting munition and standard 5.56mm ammunition. The U.S. Army restructured the program, separating the XM29 into two weapons, the XM8 and the XM25. The XM8 is a 5.56mm light assault weapon that is currently undergoing testing and could be fielded in fiscal 2006. The XM25 is a 25mm weapon system that fires a high-explosive air-bursting munition with a smart fuze providing increased firepower and lethality. The XM25 utilizes a full function fire control system including day optics, laser range finder, and thermal sights and is scheduled to start SDD in fiscal 2005. ATK is responsible for development and systems integration of the XM25 weapon system.

Air Weapons.   Crash Pad, or BLU—119 / B, is a weapon that was delivered under an accelerated program with the Defense Threat Reduction Agency (DTRA) and the Air Force Research Laboratory (AFRL) to destroy or neutralize an enemy’s access to weapons of mass destruction. The weapon consists of an improved MK-84 (2000 lb) munition loaded with a unique fill and a Joint Direct Attack Munition (JDAM) tail kit. ATK developed and flight-tested the new munition with DTRA and the U.S. Air Force in less than six months.

Shredder is a weapon being developed for the Air Force Research Laboratory (AFRL) to destroy or neutralize Weapons of Mass Destruction (WMD) stored in hardened bunkers. This weapon will demonstrate the potential to provide the warfighter with an improved method of attacking hardened WMD facilities, over conventional methods currently used, while minimizing collateral damage.

Fuzes and Proximity Sensors.   ATK designs, develops, and supplies fuzes and proximity sensors for tactical weapons used by the U.S. Army, Navy, Air Force, and allied nations. These include gun hardened and air armament fuzes.

•       Gun Hardened Fuzes.   ATK’s sole source fuze production programs include the safe and arming subsystem for the M734A1 fuze for mortar rounds. The safe and arming subsystem ensures that a round is armed and ready to fire only after it has met specific safety events during launch. ATK is also developing and has been awarded a Low Rate Initial Production contract for the U.S. Navy’s Mk419 Multi-Function Fuze (MFF), which provides point detonation, delay, variable time, and proximity functions including air mode. ATK is developing the U.S. Army’s Electronic Time Fuze for Mortars (ETFM). ATK is also under a multi-year contract to produce the M782 Artillery Multi-Option Fuze for Artillery (MOFA), which is the U.S. Army’s next-generation, NATO-standard all-purpose artillery fuze for bursting munitions. It is inductively set to detonate by target proximity, time, delay after impact, or upon impact, and is operable with all existing and developmental 105mm and 155mm artillery systems.

•       Air Armament Fuzes.   ATK is under contract to produce the DSU-33B/B proximity sensor for air-delivered bombs. This sensor allows a bomb to be detonated as it approaches the ground, thereby increasing the bomb’s overall effectiveness. ATK has received direct commercial production contracts from several nations allied with the U.S. The FMU-139 fuze is compatible with MK80 series weapons and variants used by Air Force and Navy aircraft. ATK has a U.S. Air Force development contract for the Hard Target Smart Fuze (HTSF) and has been awarded the first two years of Pre-Production options. In addition, ATK is under contract to the U.S. Air Force to develop the next-generation hard target fuze, the Multiple Event Hard Target Fuze.

Electronic Warfare Systems and Electronic Support Equipment.

•       AAR-47 Missile Warning System.   ATK produces the AAR-47 missile warning system, a passive electro-optic threat warning device used to protect low, slow-flying helicopters, and fixed-wing aircraft by detecting ground-to-air-missiles. ATK completed qualification testing of the system with upgraded sensors and laser warning detection along with enhanced software and a central processor unit. These improve probabilities of detection, warning times, and false alarm rates. ATK is currently producing this system.

•       Mobile Ground-to-Air Radar Jamming System (MGARJS).   ATK produces the MGARJS, which provides electronic warfare field support capability to protect high-value targets and installations. The system provides air surveillance, acquisition, and analysis of airborne radar systems, directed electronic countermeasures to deny the effective use of those radar systems, and radar track integration with air defense networks.

•       Common Munitions BIT/Reprogramming Equipment (CMBRE).   ATK produces the CMBRE, which is a portable field tester/mission programmer with a common interface to support the growing U.S. inventory of smart weapons. Smart weapons provide mid-air guidance updates and can locate, track, and attack targets at extended range. Production of the Common Munitions BIT/Reprogramming Equipment is expected to continue beyond 2006.

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

Lithium and Lithium-ION Batteries.   ATK develops and manufactures specialized lithium batteries for U.S. and foreign military and aerospace customers. The principal lithium battery products are reserve batteries, which are used in such applications as anti-tank barriers, fuzes, and artillery systems that require long-term storage capacity. ATK has been awarded contracts for the U.S. Army’s M767 and MOFA fuzes. ATK is developing a LI-ION Polymer Battery for the U.S. Navy’s Advanced Sailor Delivery System (ASDS).

Tank Ammunition.   ATK produces and develops a family of tactical and training tank rounds that is used by the Abrams tanks of the U.S. Army, Army Reserve, National Guard, U.S. Marines, and U.S. allies. Such rounds include the M830A1 multi-purpose round, the M829A3 kinetic energy round, and the M831A1 and M865 training rounds. ATK is the only producer of the M830A1 and M829A3 rounds. ATK is one of two suppliers to the U.S. Government for the M831A1 and M865 training rounds. ATK is currently under contract to the U.S. Army for development of the multi-purpose anti-tank training round for future training requirements. Some of the tank ammunition contains depleted uranium which is used for its armor penetrating qualities. Questions have been raised about the health and environmental effects of depleted uranium. ATK is also able to manufacture tank ammunition using alternatives to depleted uranium such as tungsten. As a result, ATK does not believe that a move by the U.S. Government or other customers away from the use of depleted uranium would have a material impact on ATK’s results of operations or financial condition.

Medium-Caliber Chain Guns.   ATK supplies medium-caliber gun systems to the U.S. military and allied nations. The ATK “chain gun” family of products provides greater operational safety, lethality, accuracy, and reliability than gas-powered guns. Their lighter weight and lower recoil make them desirable for rotary aircraft, light vehicle, and shipboard deck mount applications. ATK produces the 25mm M242 Bushmaster used by the U.S. Army for the Bradley Fighting Vehicle and by the U.S. Marines for the Light Armored Vehicle (LAV). The M242 has been integrated into many international vehicles for U.S. allies. Additionally, the 30/40mm Mk44 is used by the U.S. Marines for the Advanced Amphibious Assault Vehicle (AAAV) and is also in international production for U.S. allies. The 30mm M230 Chain Gun for the U.S. Army’s AH-64 Apache and AH-64D Apache Longbow is also entering international production for naval patrol applications. ATK also performs maintenance, refurbishment, and logistic support services for its chain guns in support of the U.S. military and its allies.

Hypersonic Vehicles.   ATK GASL supplies hypersonic propulsion, ground and flight testing, and aerospace prototyping. Currently ATK is the prime contractor for NASA’s X-43 series of hypersonic flight demonstrations. ATK is involved in a number of advanced propulsion programs for the Defense Advanced Research Projects Agency (DARPA) including FALCON, HyFly, and RASCAL. Each of these programs focuses on either advanced very high speed weapons delivery or affordable responsive space access.

Major Customers

ATK’s sales are predominantly derived from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. The various U.S. Government customers, which include the U.S. Army, the National Aeronautics and Space Administration (NASA), the U.S. Air Force, and the U.S. Navy, exercise independent purchasing power. As a result, sales to the U.S. Government generally are not regarded as constituting sales to one customer; instead, each contracting customer entity is considered a separate customer.

The approximate percentage breakdown of all fiscal 2004 sales to various categories of customers was as follows:

Sales to:
U.S. Army	30%
NASA	16%
U.S. Air Force	14%
U.S. Navy	11%
Other U.S. Government customers	6%
Total U.S. Government customers	77%
Commercial and international customers	23%
Total	100%

ATK’s U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government sales	Percent of sales
2004	$1,810 million	77%
2003	1,587 million	73%
2002	1,353 million	75%

This significant reliance upon contracts related to U.S. Government programs entails inherent benefits and risks, including those particular to the defense and aerospace industry. ATK derived approximately 16% of its total sales in fiscal 2004 from the Reusable Solid Rocket Motor contract with NASA and approximately 12% from the military small-caliber ammunition contract at Lake City. No other single contract contributed more than 10% of ATK’s sales in fiscal 2004. ATK’s top five contracts accounted for approximately 39% of fiscal 2004 net sales.

The approximate percentage breakdown of fiscal 2004 sales to the U.S. Government as a prime contractor and a subcontractor was as follows:

Sales as a prime contractor	68%
Sales as a subcontractor	32%
Total	100%

No single customer, other than the U.S. Government customers listed above, accounted for more than 10% of ATK’s fiscal 2004 sales.

Foreign sales for each of the last three fiscal years are summarized below:

Fiscal	Foreign sales	Percent of sales
2004	$156 million	6.6%
2003	164 million	7.5%
2002	125 million	6.9%

Sales to foreign governments must be approved by the Department of Defense and the State Department. Approximately 57% of these sales are in the Precision Systems segment, 29% are in the Ammunition segment, and 14% are in the Aerospace segment. These products are sold both directly and through the U.S. Government to U.S. allies.

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

ATK’s business could be adversely impacted by reductions or changes in NASA or U.S. Government military spending.

As the majority of ATK’s sales are to the U.S. Government and its prime contractors, ATK depends heavily on the contracts underlying these programs. Also, a significant portion of ATK’s sales come from a small number of contracts. ATK’s top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 39% of fiscal 2004 sales. ATK’s largest contract, the Reusable Solid Rocket Motors (RSRM) for NASA’s Space Shuttle, represented 16% of ATK’s total fiscal 2004 sales and the military small-caliber ammunition contract at Lake City contributed approximately 12% of total fiscal 2004 sales.

In January 2004, President Bush announced a new space exploration program, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The program anticipates the Space Shuttle will be retired from service as early as 2010, to be replaced by a new spacecraft. Although ATK expects that the RSRM will be part of the NASA launch system supporting the follow-on to the Space Shuttle Program and believes that its RSRM and RSRM derivatives will be important to achieving an affordable launch system for the alternatives now under consideration, future programs and levels of government spending cannot be predicted with certainty. The loss or significant reduction of a material program in which ATK participates could have a material adverse effect on ATK’s operating results, financial condition, or cash flows.

U.S. Government contracts are also dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. In addition, most U.S. Government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which ATK participates, or any contract modification as a result of funding changes, could materially delay or terminate the program. This could have a material adverse effect on ATK’s operating results, financial condition, or cash flows.

ATK may not be able to react to increases in its costs due to the nature of its U.S. Government contracts.

ATK’s U.S. Government contracts can be categorized as either “cost-plus” or “fixed-price.”

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

The following table summarizes how much each of these types of contracts contributed to ATK’s U.S. Government business in fiscal 2004:

Cost-plus contracts:
Cost-plus-fixed-fee	10%
Cost-plus-incentive-fee/cost-plus-award-fee	31%
Fixed-price contracts:
Firm-fixed-price	51%
Fixed-price-incentive/fixed-price-level-of-effort	8%
Total	100%

ATK’s U.S. Government contracts are subject to termination.

ATK is subject to the risk that the U.S. Government may terminate its contracts with its suppliers, either for its convenience or in the event of a default by the contractor. If a cost-plus contract is terminated, the contractor is entitled to reimbursement of its approved costs. If the contractor would have incurred a loss had the entire contract been performed, then no profit is allowed by the government. If the termination is for convenience, the contractor is also entitled to receive payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated, the contractor is entitled to receive payment for items delivered to and accepted by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default:

•       the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government,

•       the U.S. Government is not liable for the contractor’s costs for unaccepted items, and is entitled to repayment of any advance payments and progress payments related to the terminated portions of the contract, and

•       the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

ATK is subject to procurement and other related laws and regulations, non-compliance with which may expose ATK to adverse consequences.

ATK is subject to extensive and complex U.S. Government procurement laws and regulations, along with ongoing U.S. Government audits and reviews of contract procurement, performance, and administration. ATK could suffer adverse consequences if it were to fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of munitions and other controlled products and commodities; or commit a significant violation of any other federal law. These consequences could include contract termination; civil and criminal penalties; and under certain circumstances, ATK’s suspension and debarment from future U.S. Government contracts for a period of time. In addition, foreign sales are subject to greater variability and risk than ATK’s domestic sales. Foreign sales subject ATK to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to ATK.

Novation of U.S. Government contracts involves risk.

When U.S. Government contracts are transferred from one contractor to another, such as in connection with the sale of a business, the U.S. Government may require that the parties enter into a novation agreement. A novation agreement generally provides that:

•       the transferring contractor guarantees or otherwise assumes liability for the performance of the acquiring contractor’s obligations under the contract,

•       the acquiring contractor assumes all obligations under the contract, and

•       the U.S. Government recognizes the transfer of the contract and related assets.

In connection with recent acquisitions, ATK has completed novation agreements covering U.S. Government contracts acquired in the Boeing Ordnance and Science and Applied Technology acquisitions. These novation agreements provide that ATK assumes all obligations under the acquired contracts and that the U.S. Government recognizes the transfers to ATK of the acquired contracts and related assets. Under each novation agreement, the acquired contracts are scheduled to be performed over time, and it is not expected that they will be fully and finally discharged for several years. Under each novation agreement, the seller of the respective assets has agreed to indemnify ATK against any liability that ATK may incur under the novation agreement caused by any prior failure by the seller to perform its obligations under its respective novated contracts. ATK has agreed to indemnify the seller against any liability that the seller may incur under the novation agreement caused by any failure by ATK to perform its obligations under the novated contracts. ATK was not required to novate the U.S. Government contracts acquired in the Thiokol acquisition because ATK acquired Cordant Technologies, Inc.’s (the entity that owned the assets and liabilities of the Thiokol propulsion business) stock, rather than the assets of the business. ATK has provided the U.S. Government with a corporate guarantee that its obligations under the contracts will be fulfilled. ATK did not acquire any U.S. Government contracts that required novation in the acquisition of the civil ammunition business. ATK was not required to novate the U.S. Government contracts acquired in the Composite Optics, Inc. (COI) acquisition because ATK acquired COI’s stock, rather than the assets of the business. ATK has not determined whether novation agreements will be required in connection with the Micro Craft and GASL or Mission Research Corporation acquisitions.

Other risks associated with U.S. Government contracts may expose ATK to adverse consequences.

In addition, like all U.S. Government contractors, ATK is subject to risks associated with uncertain cost factors related to:

•       scarce technological skills and components,

•       the frequent need to bid on programs in advance of design completion, which may result in unforeseen technological difficulties and/or cost overruns,

•       the substantial time and effort required for design and development,

•       design complexity,

•       rapid obsolescence, and

•       the potential need for design improvement.

ATK has a substantial amount of debt, and the cost of servicing that debt could adversely affect ATK’s business and hinder ATK’s ability to make payments on its debt.

ATK has a substantial amount of indebtedness. As of March 31, 2004, ATK had total debt of $1,080 million. In addition, ATK had approximately $72 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $228 million of availability under its revolving credit facility. Additional information on ATK’s debt can be found under “Liquidity and Capital Resources” in Item 7 of this report.

ATK has demands on its cash resources in addition to interest and principal payments on its debt, including, among others, operating expenses. ATK’s level of indebtedness and these significant demands on ATK’s cash resources could:

•       make it more difficult for ATK to satisfy its obligations,

•       require ATK to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes,

•       limit ATK’s flexibility in planning for, or reacting to, changes in the defense and aerospace industries,

•       place ATK at a competitive disadvantage compared to competitors that have lower debt service obligations and significantly greater operating and financing flexibility,

•       limit, along with the financial and other restrictive covenants applicable to ATK’s indebtedness, among other things, ATK’s ability to borrow additional funds,

•       increase ATK’s vulnerability to general adverse economic and industry conditions, and

•       result in an event of default upon a failure to comply with financial covenants contained in ATK’s senior credit facilities which, if not cured or waived, could have a material adverse effect on ATK’s business, financial condition, or results of operations.

ATK’s ability to pay interest on and repay its long-term debt and to satisfy its other liabilities will depend upon future operating performance and ATK’s ability to refinance its debt as it becomes due. ATK’s future operating performance and ability to refinance will be affected by prevailing economic conditions at that time and financial, business and other factors, many of which are beyond ATK’s control.

If ATK is unable to service its indebtedness and fund operating costs, ATK will be forced to adopt alternative strategies that may include:

•       reducing or delaying capital expenditures,

•       seeking additional debt financing or equity capital,

•       selling assets, or

•       restructuring or refinancing debt.

There can be no assurance that any such strategies could be implemented on satisfactory terms, if at all.

ATK is subject to intense competition and therefore may not be able to compete successfully.

ATK encounters competition for most contracts. Some of these competitors have substantially greater financial, technical, marketing, manufacturing, distribution, and other resources. ATK’s ability to compete for these contracts depends to a large extent upon:

•       its effectiveness and innovativeness of research and development programs,

•       its ability to offer better program performance than the competitors at a lower cost,

•       its readiness with respect to facilities, equipment, and personnel to undertake the programs for which it competes, and

•       its past performance and demonstrated capabilities.

In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition. ATK’s sole-source contracts accounted for 56% of U.S. Government sales in fiscal 2004 and include the following programs: reusable solid rocket motor (RSRM) Space Shuttle boosters, Trident II missiles, Minuteman III Propulsion Replacement Program, Titan IV solid rocket motor upgrade space boosters, Advanced Medium-Range Air-to-Air Missile (AMRAAM), Hellfire, Sensor Fuzed Weapon propulsion systems, M830A1 multi-purpose tank ammunition rounds, Volcano anti-tank scatterable barriers, M789 Lightweight 30 High Explosive Dual Purpose (HEDP) for medium-caliber ammunition, the AAR-47 missile warning system, Javelin launch tubes, M829A3 tank ammunition, Solid Divert and Attitude Control Systems and Third Stage Rocket Motors (SDACS/TSRM), STARTM Motors, Advanced Anti-Radiation Guided Missile (AARGM), Mobile Ground-to-Air Radar Jamming System (MGARJS), and the XM-29/XM-8/XM-25 Family of Gun Systems.

In the commercial ammunition and accessories markets, ATK competes against manufacturers that have well-established brand names and strong market positions.

ATK generally faces competition from a number of competitors in each business area, although no single competitor competes along all three of ATK’s segments. ATK’s principal competitors in each of its segments are as follows:

Aerospace:   Aerojet-General Corporation, a subsidiary of GenCorp Inc.; Pratt & Whitney Space and Missile Propulsion of United Technologies Corporation; The Boeing Company; Lockheed Martin Corporation; Raytheon Company; Bell Helicopter Textron, a subsidiary of Textron Inc.; Northrop Grumman Corporation; Applied Aerospace Structures Corporation; Programmed Composites Inc., a division of Pressure Systems, Inc.; GKN plc; Aurora Bearing Company; AAR Corp.; Ducommun Incorporated; Marion and Lincoln Composites, both subsidiaries of General Dynamics Corporation; Vought Aircraft Industries, Inc.; and Goodrich Corporation.

Ammunition:   General Dynamics Ordnance and Tactical Systems, Inc., (GD-OTS) a subsidiary of General Dynamics Corporation; SNC Technologies Inc.; Winchester Ammunition of Olin Corporation; Remington; and various importers, including P.M.C., Fiocchi, and Selliers & Belloitt.

Precision Systems:   GD-OTS; Raytheon Company; Textron Inc.; L3/KDI; L3/Bulova Technologies; and Giat Industries S.A.

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

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact ATK.

Key raw materials used in ATK’s operations include aluminum, steel, steel alloys, copper, brass, lead, graphite fiber, prepreg, hydroxy terminated polybutadiene, epoxy resins and adhesives, ethylene propylene diene monomer rubbers, cotton fiber, wood pulp cellulose, diethylether, x-ray film, plasticizers and nitrate esters, impregnated ablative materials, various natural and synthetic rubber compounds, polybutadiene, acrylonitrile, and ammonium perchlorate. ATK also purchases chemicals; electronic, electro-mechanical and mechanical components; subassemblies; and subsystems which are integrated with the manufactured parts for final assembly into finished products and systems.

ATK closely monitors sources of supply to assure that adequate raw materials and other supplies needed in manufacturing processes are available. As a U.S. Government contractor, ATK is frequently limited to procuring materials and components from sources of supply approved by the U.S. Department of Defense (DoD). In addition, as business conditions, the DoD budget, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The supply of ammonium perchlorate, a principal raw material used in ATK’s operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion, or other problem impacting all production. ATK also presently relies on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for graphite fiber. Although other sources of graphite fiber exist, the addition of a new supplier would require ATK to qualify the new source for use.

Current suppliers of some insulation materials used in rocket motors have announced plans to close manufacturing plants and discontinue product lines. These materials include polymers used in ethylene propylene diene monomer rubber insulation and aerospace grade rayon used in nozzles. ATK has qualified new replacement materials for some programs. For other programs, ATK has produced sufficient inventory to cover current program requirements and is in the process of qualifying new replacement materials to be qualified in time to meet future production needs.

ATK is also impacted by increases in the prices of raw materials used in production on fixed-price contracts. Most recently, ATK has seen an increase in the price of commodity metals, primarily lead, copper, and zinc.

Prolonged disruptions in the supply of any of ATK’s key raw materials, difficulty completing qualification of new sources of supply, implementing use of replacement materials or new sources of supply, or a continuing increase in the prices of raw materials could have a material adverse effect on ATK’s operating results, financial condition, or cash flows.

Due to the volatile and flammable nature of its products, fires or explosions may disrupt ATK’s business.

Many of ATK’s products involve the manufacture and/or handling of a variety of explosive and flammable materials. From time to time, these activities have resulted in incidents which have temporarily shut down or otherwise disrupted some manufacturing processes, causing production delays and resulting in liability for workplace injuries and fatalities. ATK has safety and loss prevention programs which require detailed pre-construction reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies. However, ATK cannot ensure that it will not experience similar incidents in the future or that any similar incidents will not result in production delays or otherwise have a material adverse effect on its results of operations, financial condition, or cash flows.

ATK is subject to environmental rules and regulations, non-compliance with which may expose ATK to adverse consequences.

ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites that ATK owns or operates or formerly owns or operates, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, fines, and penalties, or third party property damage or personal injury claims, as a result of violations or liabilities of environmental laws or non-compliance with environmental permits.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•       As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’ representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. Hercules’ environmental indemnity obligation relating to contamination on federal lands remains effective, provided that ATK gives notice of any claims related to federal lands on or before December 31, 2005.

•       ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. in fiscal 2002. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29 million, ATK and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, and ATK is responsible for any payments in excess of $49 million.

•       With respect to the civil ammunition business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extend through December 7, 2006, are capped at $30 million, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125 million, less payments previously made.

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

In December 2001, ATK received notice from the State of Utah of a potential claim against ATK under Section 107(f) of CERCLA for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State’s rights under CERCLA, also expressly acknowledged the State’s willingness to allow ATK to go forward with its currently-planned monitoring and remediation program. The State’s preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules’ manufacturing operations at the site. ATK has had discussions with the State regarding this claim and entered into a tolling agreement with the State in fiscal 2002. In fiscal 2003, ATK entered into a similar tolling agreement with the State regarding the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol. These agreements effectively defer the bringing of any potential claim against ATK by the State for a period of at least 10 years. They allow ATK time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. Although ATK has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to ATK with respect to the affected areas, ATK cannot yet predict if or when a suit may be filed against it, nor can ATK determine any additional costs that may be incurred in connection with this matter.

While ATK has environmental management programs in place to mitigate risks, and environmental laws and regulations have not had a material adverse effect on ATK’s operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.

Backlog

The total amount of Contracted Backlog was approximately $3.8 billion as of March 31, 2004, compared to $3.4 billion as of March 31, 2003. Contracted Backlog is the estimated value of contracts for which ATK is authorized to incur costs and for which orders have been recorded, but for which revenue has not yet been recognized. Included in Contracted Backlog as of March 31, 2004 was $1.9 billion of contracts that were not yet funded. Approximately 53% of Contracted Backlog as of March 31, 2004 is not expected to be filled within fiscal 2005. Total Backlog, which includes Contracted Backlog plus the value of unexercised options, was approximately $5.1 billion as of March 31, 2004 and $5.2 billion as of March 31, 2003.

Research and Development

ATK conducts a significant amount of research and development (R&D). Company-funded R&D is primarily for the development of next-generation technology. Customer-funded R&D primarily represents R&D efforts that ATK undertakes under contracts with the U.S. Government and its prime contractors. R&D expenditures in each of the last three fiscal years were as follows:

Fiscal	Company-funded Research and Development	Customer-funded Research and Development
2004	$28.9 million	$250 million
2003	26.8 million	231 million
2002	20.6 million	210 million

Seasonality

Sales of sporting ammunition are significantly higher in ATK’s second and third fiscal quarters. ATK’s other business is generally not seasonal in nature.

Employees

As of March 31, 2004, ATK had approximately 13,100 employees. Approximately 15% of these employees were covered by collective bargaining agreements. The following table summarizes the number of these agreements, the expiration dates of the agreements, and the approximate number of employees represented.

Location	Number of Contracts	Expiration Date	Approximate Number of Employees Represented
Rocket Center, WV	2	November 14, 2010 August 14, 2010	25 400
Magna, UT	1	February 15, 2007	175
Janesville, WI	1	February 28, 2006	100
Minneapolis, MN area	1	September 30, 2004	125
Radford, VA	2	October 6, 2005 November 1, 2005	775 175

Relations between ATK and unionized and non-unionized employees and their various representatives are generally considered satisfactory. However, ATK cannot ensure that new labor contracts can be agreed to without work stoppages and resultant adverse financial impacts.

Patents

As of March 31, 2004, ATK owned approximately 375 U.S. patents and 350 foreign patents and had approximately 150 U.S. patent applications and 250 foreign patent applications pending. Although the conduct of ATK’s business involves the manufacture of various products that are covered by patents, ATK does not believe that any one single existing patent or license or group of patents is material to the success of the business as a whole. ATK believes that unpatented research, development, and engineering skills also make an important contribution to its business. The U.S. Government typically receives royalty-free licenses to inventions made under U.S. Government contracts, under which ATK retains all other rights, including all commercial rights, to such inventions. In addition, ATK’s policy is to protect proprietary information from unauthorized disclosure, consistent with which, ATK ordinarily requires employees to sign confidentiality agreements as a condition of employment.

As many of ATK’s products and solutions include complex technology involving patented and other proprietary technologies, ATK faces a risk of claims that it has infringed third parties’ intellectual property rights. Any such claims could result in costly and time-consuming litigation, the invalidation of intellectual property rights, or increased licensing costs.

Captive Insurance Subsidiary

During fiscal 2004, ATK dissolved its wholly-owned captive insurance subsidiary, Alliant Assurance Ltd. (Assurance). The environmental remediation and postretirement medical and life insurance benefits liabilities that Assurance had assumed were transferred back to the parent company. ATK then established a new captive insurance subsidiary, ATK Insurance Company, a wholly-owned subsidiary of ATK. ATK Insurance Company provides insurance and reinsurance for the property and liability risks of ATK. The various types of insurance coverage provided includes property damage and business interruption risks, excess liability, and general liability risks.

Executive Officers

The following table sets forth certain information with respect to ATK’s executive officers as of May 1, 2004:

Name	Age	Title
Daniel J. Murphy, Jr.	55	Chief Executive Officer
Ann D. Davidson	52	Senior Vice President, General Counsel, and Corporate Secretary
Mark W. DeYoung	45	Senior Vice President—Ammunition
Ronald D. Dittemore	52	Senior Vice President—ATK Thiokol
John E. Gordon	63	Senior Vice President, Washington Operations
Robert J. McReavy	45	Treasurer, Vice President Tax and Risk Management
Mark L. Mele	47	Senior Vice President, Corporate Strategy and Investor Relations
Paula J. Patineau	50	Senior Vice President and Chief People Officer
John S. Picek	49	Vice President and Corporate Controller
Eric S. Rangen	47	Executive Vice President and Chief Financial Officer
Donald E. Shaffer	60	Senior Vice President—Advanced Propulsion and Space Systems
Nicholas G. Vlahakis	56	Executive Vice President and Chief Operating Officer
Thomas R. Wilson	58	Senior Vice President—Precision Systems

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

Daniel J. Murphy, Jr. was appointed CEO in September 2003. From April 2002 to September 2003, he was Group Vice President—Precision Systems. From April 2001 to April 2002, he served as President of ATK Tactical Systems Company. Prior to joining ATK in January 2001, he served in the grade of Vice

Admiral as Commander, U.S. Sixth Fleet and Commander, NATO Striking and Support Forces Southern Europe.

Ann D. Davidson has held her present position since April 2001, with the title Senior Vice President, General Counsel, and Corporate Secretary since April 2004, Vice President, General Counsel, and Corporate Secretary from January 2003 to March 2004, and Vice President and General Counsel from April 2001 to January 2003. Prior to that, she held executive legal positions with other public companies and was an attorney in private practice and for the U.S. Navy.

Mark W. DeYoung has held his present position since April 2002, with the title Senior Vice President—Ammunition since April 2004 and Group Vice President—Ammunition from April 2002 to March 2004. From December 2001 until April 2002, he served as President of ATK Ammunition and Related Products. From December 1999 until December 2001, he served as President of Alliant Lake City Small Caliber Ammunition Company, LLC. Prior to that, he served in key leadership roles at both ATK’s Ammunition Powder Company and Missile Products Company.

Ronald D. Dittemore has held his present position since April 2004. From February to March 2004, he was President, ATK Thiokol Propulsion. Mr. Dittemore joined ATK in August 2003 as an assistant to the Chief Operating Officer following a 26-year career with NASA, where he served in several senior executive positions, including Director of the Space Shuttle Program.

John E. Gordon has held his present position since June 2001, with the title Senior Vice President, Washington Operations since April 2004 and Vice President, Washington Operations from June 2001 to March 2004. Prior to that, he was with Litton Industries where he served as Vice President of its Washington office, which he joined in 1994 following his retirement from the U.S. Navy as Judge Advocate General with the rank of Rear Admiral.

Robert J. McReavy has held his present position since April 2004. From October 2001 to March 2004, he was Vice President and Treasurer. From June 2001 until September 2001, he served as Vice President—Tax. He previously was a partner of the international accounting firm Deloitte & Touche LLP.

Mark L. Mele has held his present position since September 1999, with the title Senior Vice President, Corporate Strategy and Investor Relations since April 2004 and Vice President, Corporate Strategy and Investor Relations from September 1999 to March 2004. He was Vice President, Strategic Planning from May 1998 until September 1999.

Paula J. Patineau has held her present position since August 2001, with the title Senior Vice President and Chief People Officer since April 2004 and Vice President—Chief People Officer from August 2001 to March 2004. From January 2000 until August 2001, she served as Vice President—Human Resources and Senior Financial Officer. From January 1997 until January 2000, she served as Vice President and Controller.

John S. Picek has held his present position since January 2000. From April 1997 until January 2000, he served as Director of Corporate Finance.

Eric S. Rangen has held his present position since January 2001, with the title Vice President and Chief Financial Officer upon joining ATK in January 2001 through March 2004, and since April 2004 as Executive Vice President and Chief Financial Officer. Previously, he was a partner of Deloitte & Touche LLP.

Donald E. Shaffer has held his present position since April 2004. From April 2003 to March 2004, he was President of ATK Elkton. From April 2001 to March 2003, he was Vice President and General Manager of ATK Elkton. Prior to that, he was Director of Programs.

Nicholas G. Vlahakis has held his present position since April 2002, with the title Executive Vice President and Chief Operating Officer since April 2004 and Senior Vice President and Chief Operating Officer from April 2002 to March 2004. From April 2001 until April 2002, he served as Group Vice President—Defense. From December 1997 until April 2001, he was Group Vice President—Conventional Munitions.

Thomas R. Wilson has held his present position since October 2003, with the title Senior Vice President—Precision Systems since April 2004 and Group Vice President—Precision Systems from October 2003 to March 2004. He joined ATK in November 2002 as President of ATK Missile Systems. Prior to joining ATK, Vice Admiral Wilson had a thirty-four year career in the U.S. Navy as an intelligence officer, and he last served as Director of the Defense Intelligence Agency from July 1999 to July 2002.

Available Information

ATK makes available, free of charge on its internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). You can find these reports on ATK’s website at www.atk.com under the “Investor Information” heading.

These reports may also be obtained at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (202) 942-8090. You may also access this information at the SEC’s website (http://www.sec.gov). This site contains reports, proxies, and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2.                    PROPERTIES

Facilities.   As of March 31, 2004, ATK occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 18.6 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government. The following table provides summary information about the location and size of these facilities, and indicates which segment is the principal user of the facility—Aerospace (“Ae”), Ammunition (“Am”), Precision Systems (“PS”), or ATK Mission Research (“MR”). In some cases, the facility is used by more than one segment.

	Owned	Leased	Gov’t Owned(1)	Total
	(thousands of square feet)
Principal Facilities
Arizona
Mesa (PS)	57	25		82
California
Oroville (Am)	110			110
San Diego (Ae)		77		77
Santa Barbara (MR)		40		40
Torrance (MR)		12		12
Woodland Hills (PS)		99		99
Colorado
Colorado Springs (MR)		21		21
Florida
Clearwater (PS)		112		112
Idaho
Lewiston (Am)	305	3		308
Indiana
Richmond (Am)	40			40
Iowa
Burlington (PS)		20		20
Maryland
Elkton (PS)	345			345
Minnesota
Anoka (Am)	845			845
Arden Hills (Am)			437	437
Edina(2)		79		79
Elk River (PS)	145			145
Plymouth (PS)		141		141
Mississippi
Iuka (Ae)		325		325
Missouri
Independence (Am)			2,553	2,553
New Mexico
Albuquerque (MR)		40		40
New York
Ronkonkoma (PS)		57		57
Ohio
Dayton (MR)		61		61
Pennsylvania
Horsham (PS)		51		51
Tennessee
Tullahoma (PS)		86		86
Texas
Fort Worth (MR)		173		173
Utah
Brigham (includes Promontory) (Ae)	3,434			3,434
Clearfield (Ae)		1,231		1,231
Corrine (Ae)		11		11
Logan (MR)		11		11
Magna (Ae)(3)	1,775		518	2,293
Ogden (Ae)		105		105
Virginia
Newington (MR)		15		15
Radford (Am)			3,809	3,809
West Virginia
Rocket Center (PS)	96		873	969
Wisconsin
Janesville (PS)	110			110
Onalaska (Am)	250			250
Subtotal(4)	7,512	2,795	8,190	18,497
Other Facilities(5)	7	83		90
Total	7,519	2,878	8,190	18,587
Percent of total	41%	15%	44%	100%

(1)                These facilities are occupied rent-free under facilities contracts that generally require ATK to pay for all utilities, services, and maintenance costs.

(2)                The Edina facility is ATK’s corporate headquarters.

(3)                ATK leases 4,043 acres in Magna, UT with renewal options through 2022.

(4)                Operating segment usage of these facilities is as follows (in thousands of square feet): Aerospace 7,476; Ammunition, 8,352; Precision Systems 2,217; and ATK Mission Research 373.

(5)                Principally sales and other offices, each of which has less than 10,000 square feet of floor space.

Land.   The following table provides summary information about the location, size, and use of other owned or leased land, and indicates which segment is the principal user of the land:

	Owned	Leased	Use
	(acres)
Location
Idaho
Lewiston (Am)	28		Storage
Utah
Brigham (Ae)		2,365	Testing sites for illuminating devices
Brigham (Ae)	2,146		Land, wells, airstrip, illuminating device test range
Corrine (Ae)		163	Pressure zone
Magna (Ae)	414		Buffer zone
Minnesota
Elk River (PS)	3,089		Assembly, test, and evaluation
New Mexico
Socorro (PS)		1,177	Assembly, test, and evaluation

ATK personnel also occupy space at the following facilities that are not owned or operated by ATK: Marshall Space Flight Center, Huntsville, AL; Kennedy Space Center, Cape Canaveral, FL; Vandenburg Air Force Base, Vandenburg, CA; and Picatinny Arsenal, Picatinny, NJ.

ATK’s properties are well maintained and in good operating condition and are sufficient to meet ATK’s near-term operating requirements.

ITEM 3.                    LEGAL PROCEEDINGS

From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK’s business. ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.

U.S. Government Investigations.   ATK is also subject to U.S. Government investigations from which civil, criminal, or administrative proceedings could result. Such proceedings could involve claims by the U.S. Government for fines, penalties, compensatory and treble damages, restitution, and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. ATK believes, based upon all available information, that the outcome of any such pending government investigations will not have a material adverse effect on its operating results, financial condition, or cash flows.

Environmental Remediation.   ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local laws and regulations, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such laws and regulations have resulted in ATK being involved with a number of related legal proceedings, claims, and remediation obligations. ATK routinely assesses, based on in-depth studies, expert analyses, and legal reviews, its contingencies, obligations, and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties. ATK’s policy is to accrue and charge to expense in the current period any identified exposures related to environmental remediation sites based on estimates of investigation, cleanup, and monitoring costs to be incurred.

ATK could incur substantial costs, including cleanup costs, fines, and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-compliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on ATK’s operating results, financial condition, or cash flows in the past, and ATK has environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ATK’s common stock is listed and traded on the New York Stock Exchange under the symbol “ATK”. The following table presents the high and low sales prices of the common stock for the periods indicated (adjusted to give effect to the 3-for-2 stock split which became effective June 10, 2002):

Period	High	Low
Fiscal 2004:
Quarter ended March 31, 2004	$60.59	$53.14
Quarter ended December 28, 2003	56.99	47.38
Quarter ended September 28, 2003	55.98	46.50
Quarter ended June 29, 2003	55.35	47.16
Fiscal 2003:
Quarter ended March 31, 2003	63.49	42.80
Quarter ended December 29, 2002	71.90	53.80
Quarter ended September 29, 2002	74.20	51.74
Quarter ended June 30, 2002	76.93	60.20

The number of holders of record of ATK’s common stock as of May 19, 2004, was 9,747.

ATK has never paid cash dividends on its common stock. ATK’s dividend policy will be reviewed by the Board of Directors at such future times as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be limited by covenants contained in ATK’s Senior Credit Facility (as described under “Liquidity and Capital Resources” in Item 7 of this report). As of March 31, 2004, the Senior Credit Facility limits the aggregate sum of dividends plus other designated restricted payments incurred after March 31, 2004 to $50 million. As of April 1, 2004, the limit increased to $75 million. The limit is subject to further change in future years. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.

Equity Compensation Plan Information

The following table gives information about ATK’s common stock that may be issued upon the exercise of options, warrants, and rights under each of ATK’s existing equity compensation plans as of March 31, 2004, including the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the 1997 Employee Stock Purchase Plan, the Non-Employee Director Restricted Stock Plan, the Management Compensation Plan, and the 2000 Stock Incentive Plan, all as amended or restated as of March 31, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan	1,772,294	$41.95	2,230,449	(1)
1997 Employee Stock Purchase Plan	—	N/A	580,535	(2)
Non-Employee Director Restricted Stock Plan	—	N/A	34,094	(3)
Management Compensation Plan	—	N/A	697,515	(4)
Equity compensation plans not approved by security holders:
2000 Stock Incentive Plan	715,910	$35.96	51,530	(5)
Total	2,488,204	$40.23	3,594,123

(1)          Includes 143,093 shares reserved for issuance in connection with grants of performance share awards, which shares will be issued only if specified performance targets are achieved. Under the plan, no more than 843,750 shares may be issued in connection with awards of performance shares.

(2)          Shares are issued based on employees’ elections to participate in the plan.

(3)          Shares available for awards of restricted stock in accordance with the terms of the plan.

(4)          Shares may be issued under the plan in payment of annual incentive compensation.

(5)          Includes 14,439 shares reserved for issuance in connection with grants of performance share awards, which shares will be issued only if specified performance targets are achieved.

The 2000 Stock Incentive Plan (the 2000 Plan) is administered by the Personnel and Compensation Committee (the P&C Committee) of ATK’s Board of Directors. ATK stopped granting options and all other awards under the 2000 Plan in January 2004 and is only continuing the plan for the exercise, payment or forfeiture of awards granted on and before January 2004. Under the 2000 Plan, all employees (other than officers and directors), consultants, and independent contractors providing services to ATK or its affiliates were eligible to receive awards. The P&C Committee designated the participants who received awards, determined the types and amounts of awards granted, and determined the terms and conditions of awards granted, subject to the provisions of the 2000 Plan. The 2000 Plan provided for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards. Options granted under the 2000 Plan prior to January 2004 vest in three equal annual installments and have a term of 10 years; options granted in January 2004 vest after three years and have a term of seven years. Options may vest immediately in the event of a change in control of ATK or in the event of a participant’s death, disability or retirement. If an option holder’s employment terminates, the option remains exercisable for a fixed period of time, as determined by the P&C Committee, up to the remainder of the option’s term. Payment of the exercise price of an option may be made in cash or in shares of ATK common stock previously acquired by the option holder.

ITEM 6.                    SELECTED FINANCIAL DATA

	Years Ended March 31
	2004	2003	2002	2001	2000
	(Amounts in thousands except per share data)
Results of Operations
Sales	$2,366,193	$2,172,135	$1,801,605	$1,141,949	$1,077,520
Cost of sales	1,872,253	1,692,742	1,420,348	905,574	861,433
Gross profit	493,940	479,393	381,257	236,375	216,087
Operating expenses:
Research and development	28,936	26,849	20,589	11,575	11,177
Selling	67,204	64,200	44,063	24,372	25,188
General and administrative	120,737	112,801	92,923	64,334	59,149
Total operating expenses	216,877	203,850	157,575	100,281	95,514
Income from continuing operations before interest, income taxes, and minority interest expense	277,063	275,543	223,682	136,094	120,573
Interest expense, net(1)	(59,267)	(78,066)	(102,348)	(32,700)	(33,343)
Income from continuing operations before income taxes and minority interest expense	217,796	197,477	121,334	103,394	87,230
Income tax provision	55,041	77,020	46,107	35,473	22,778
Income from continuing operations before minority interest expense	162,755	120,457	75,227	67,921	64,452
Minority interest expense, net of income taxes	450		1,240
Income from continuing operations	162,305	120,457	73,987	67,921	64,452
(Loss) gain on disposal of discontinued operations, net of income taxes(2)			(4,660)		9,450
Income before cumulative effect of change in accounting principle	162,305	120,457	69,327	67,921	73,902
Cumulative effect of change in accounting principle, net of income taxes(3)		3,830
Net income	$162,305	$124,287	$69,327	$67,921	$73,902
Basic earnings (loss) per common share:
Continuing operations	$4.22	$3.15	$2.19	$2.19	$1.92
Discontinued operations(2)			(0.14)		0.28
Cumulative effect of change in accounting principle(3)		0.10
Net income	$4.22	$3.25	$2.05	$2.19	$2.20
Diluted earnings (loss) per common share:
Continuing operations	$4.14	$3.06	$2.10	$2.13	$1.88
Discontinued operations(2)			(0.13)		0.28
Cumulative effect of change in accounting principle(3)		0.10
Net income	$4.14	$3.16	$1.97	$2.13	$2.16
Financial Position
Net current assets (liabilities)	$377,294	$284,263	$295,062	$40,860	$(5,543)
Net property, plant, and equipment	465,786	463,736	464,830	303,188	335,628
Total assets	2,833,329	2,483,043	2,190,201	879,504	905,984
Long-term debt (including current portion)	1,080,000	825,187	872,443	277,109	332,759
Total stockholders’ equity	564,200	477,924	556,801	198,332	114,947
Other Data
Depreciation and amortization	$69,918	$67,134	$78,673	$44,980	$47,822
Capital expenditures	58,754	54,171	42,884	24,755	45,573
Gross margin (gross profit as a percentage of sales)	20.9%	22.1%	21.2%	20.7%	20.1%

(1)           Due to ATK’s adoption of Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 1, 2003, debt issuance costs that are written off when debt is extinguished, which were previously classified as extraordinary loss on early extinguishment of debt, are now included in interest expense. This resulted in an increase in interest expense from the amounts previously reported of $13.8 million in fiscal 2003 and $19.5 million in fiscal 2002.

(2)           In fiscal 2002, ATK recorded a $4.7 million loss on disposal of discontinued operations, net of $2.9 million of income taxes, due to the settlement of litigation related to its former Marine Systems operations. See Note 14 to the consolidated financial statements. In fiscal 2000, ATK received net proceeds from an insurance settlement relating to its former demilitarization operations, resulting in a gain on disposal of discontinued operations of $9.5 million, net of $0.1 million of income taxes.

(3)           In fiscal 2003, ATK adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, ATK no longer amortizes goodwill or other intangible assets with indefinite lives. ATK also recorded a gain of $3.8 million, net of $2.4 million of income taxes, for the write-off of negative goodwill as a cumulative effect of change in accounting principle. See Note 1 to the consolidated financial statements for further information.

See Note 2 to the consolidated financial statements for a description of acquisitions made in fiscal 2004, 2003, and 2002. There were no significant acquisitions in fiscal 2001 or 2000.

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. Additional information regarding these factors may be contained in ATK’s filings with the Securities and Exchange Commission, especially on Forms 10-Q and 8-K.

Overview

ATK is a supplier of aerospace and defense products to the U.S. Government, U.S. allies, and major prime contractors. ATK is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets. ATK is headquartered in Edina, Minnesota and has operating locations throughout the U.S. During fiscal 2004, ATK operated through three operating segments: Aerospace, Ammunition, and Precision Systems.

•       The Aerospace segment, which generated about 42% of total sales in fiscal 2004, supplies solid propulsion systems for commercial and government space launch vehicles, strategic missiles, and missile defense interceptors; and provides operations and technical support services for space launches. The Aerospace segment also supplies high-performance composite structures for space launch vehicles, rocket motor casings, military and commercial aircraft, and spacecraft structures. Additionally, the Aerospace segment designs and manufactures engineered reflectors and structures for satellite systems and high-temperature products for aerospace and commercial applications using ceramic matrix composites.

•       The Ammunition segment, which represented approximately 32% of total sales in fiscal 2004, supplies small-caliber military ammunition, medium-caliber ammunition, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•       The Precision Systems segment, which generated approximately 26% of total sales in fiscal 2004, develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, propulsion and attitude control for missile defense systems, tactical rocket motors and warheads, upper stages for spacecraft and launch vehicles, advanced hypervelocity and air-breathing propulsion systems for space vehicles and weapon systems, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, and medium-caliber gun systems.

The majority of ATK’s sales are recognized as costs are incurred. ATK’s customers pay ATK cash as the program reaches certain milestones or upon delivery of the product.

As a supplier to the U.S. aerospace and defense industry, ATK is dependent on funding levels of the U.S. Department of Defense (DoD) and NASA. The U.S. defense industry has experienced significant changes over the past few years. During the 1990s, the DoD budget declined, however that trend has reversed during the 2000s due to continuing geopolitical uncertainties. While the DoD’s budget for procurement and research, development, test, and evaluation continues to grow each year, the degree of future growth is not known and it may slow or even contract. However, ATK believes it is well-positioned in this budget environment to maintain or even increase its relative participation in the DoD budget, as it derives the majority of its DoD sales from products that are consumed (and then reprocured) in both tactical and training operations. ATK anticipates that, to the extent that future budget pressures mount, the majority of budget cuts would come in the areas where the DoD is developing new “platforms”—the vehicles used to deliver the weapons, including ships, aircraft, tanks and helicopters (such as the recently cancelled Comanche Program). Much of ATK’s product portfolio is “platform independent,” meaning it can be used in the legacy platforms of today (for example, M1A1 battle tanks and F-16 fighters) as well as in the platforms being developed for future use (for example, Future Combat Systems, Joint Strike Fighter, and F-22 stealth fighters/bombers). Therefore, if and when these future platform development programs come under budget pressures, ATK believes that it has limited exposure, relative to its industry peers.

In January 2004, President Bush announced a new space exploration program, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The new program anticipates that the Space Shuttle will be retired from service as early as 2010, to be replaced by a new spacecraft. The impact of this change, if any, on ATK is not currently known, but ATK believes that the RSRM will be part of the NASA launch system supporting the follow-on to the Space Shuttle Program. ATK believes that its RSRM and RSRM derivatives will be important to achieving an affordable launch system for the alternatives now under consideration.

ATK management believes that the key to its continued success is to focus on performance, simplicity, and affordability, and that its future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures on procurement and research and development accounts mount. ATK will concentrate on developing the ‘faster, farther, more accurate, and more lethal’ systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as strike fighters, guided-missile destroyers, and main battle tanks. ATK’s transformational weapons such as AARGM, BTERM, PGMM and MRM are aimed squarely at this growing market. At the same time, ATK believes it is pushing the envelope of technologies essential to ‘generation after next’ weapons and platforms—advanced sensor/seeker integration, directed energy, weapon data links, high-speed, long-range projectiles, thermal-resistant materials, and scramjet engines are examples.

Critical Accounting Policies

ATK’s discussion and analysis of its financial condition and results of operations are based upon ATK’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, ATK makes estimates and judgments that affect the reported amounts of assets, liabilities, sales, and expenses, and related disclosure of contingent assets and liabilities. ATK re-evaluates its estimates on an on-going basis. ATK’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

ATK believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Long-Term Contracts—Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion (cost-to-cost) or based on results achieved, which usually coincides with customer acceptance (units-of-delivery). The majority of ATK’s total revenue is accounted for using the cost-to-cost method of accounting.

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

The complexity of the estimation process and all issues related to assumptions, risks, and uncertainties inherent with the application of the cost-to-cost method of accounting affect the amounts reported in ATK’s financial statements. A number of internal and external factors affect the cost of sales estimates, including labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices, and customer specification and testing requirement changes. If business conditions were different, or if ATK had used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in ATK’s financial statements. In the past, ATK’s estimates and assumptions have been materially accurate.

In previous years, ATK recognized cost management award fees on the Reusable Solid Rocket Motors (RSRM) contract. Realization of such fees were reasonably expected by ATK based on past performance and future expectations, even though all cost management fees remained at risk until final contract completion. ATK and NASA have since reconfigured the RSRM fee structure such that the contingent aspect of cost management award fees was eliminated. The current contract structure no longer requires substantial cost underruns to earn award fees. Rather, NASA and ATK have agreed on added safety, quality and product reliability incentives to supplant the prior cost incentives. ATK has not recorded any significant cost management award fees that are at risk as of March 31, 2004.

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

The cost of each environmental liability is estimated by ATK’s engineering, financial, and legal specialists based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where ATK may be jointly and severally liable. ATK’s estimates for environmental obligations are dependent on, and affected by, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, changes in environmental laws and regulations, future technological developments, and the timing of expenditures. Accordingly, such estimates could change materially as ATK periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

Employee Benefit Plans

Defined Benefit Pension Plans.   ATK’s noncontributory defined benefit pension plans (the Plans) cover substantially all employees. Plans provide either pension benefits of stated amounts for each year of credited service, or pension benefits based on employee annual pay levels and years of credited service. ATK funds the Plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for ATK are held in a trust and are invested in a diversified portfolio of equity securities, fixed income investments, real estate and other investments.

ATK recorded pension expense for the Plans of $11.4 million in fiscal 2004, an increase of $28.3 million over the $16.9 million of pension income recorded in fiscal 2003. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table illustrates ATK’s assumptions used in determining pension expense for fiscal 2004 and 2003, and projections for fiscal 2005:

	Years Ending March 31
	2005	2004	2003
Expected long-term rate of return on plan assets	9.00%	9.00%	9.50%
Discount rate	6.25%	6.75%	7.25%
Rate of compensation increase:
Union	3.00%	3.00%	3.00%
Salaried	3.25%	3.50%	4.00%

ATK’s expected return on assets assumption is derived from a detailed periodic study conducted by ATK’s pension consultant and consultation with ATK’s actuary. The study includes a review of the asset allocation strategy, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations for each of the asset classes that comprise the funds’ asset mix. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

The discount rate that ATK uses for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 6.75% at December 31, 2002 to 6.25% at December 31, 2003. The discount rate as of December 31 impacts the following fiscal year’s pension expense.

Based on these and other assumptions, ATK estimates that its pension expense will be approximately $33 million in fiscal 2005, an increase of approximately $22 million over fiscal 2004. Future actual pension expense will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate and/or expected rate of return for fiscal 2005 were different, the impact on fiscal 2005 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2005 pension expense by approximately $5 million; each 1.0% change in the expected rate of return on plan assets would change fiscal 2005 pension expense by approximately $17 million.

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

ATK made pension plan contributions, including contributions to the trust fund and directly to retirees, during fiscal 2004 of $65.6 million, of which $42.2 million was above the minimum amount legally required for the year. ATK expects to make pension plan contributions of approximately $45 million in fiscal 2005, of which $27 million is above the minimum amount legally required for the year. A substantial portion of ATK’s pension plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, requires that the balance sheet reflect a prepaid pension asset or minimum pension liability based on the current market value of plan assets and the accumulated benefit obligation of the plans. Due to the performance of the pension plan assets during the Plan year ended December 31, 2002 and the assumption changes made during that year, ATK recorded a net after-tax adjustment in the fourth quarter of fiscal 2003 of $223 million to reflect a minimum pension liability and the write-off of certain prepaid pension assets. During fiscal 2004, ATK recorded an additional net after-tax adjustment of $21 million due to assumption changes during the year. These adjustments were non-cash reductions of equity and did not impact earnings. The adjustments could be reversed in future years should market performance improve and/or interest rates increase.

Postretirement Benefits.   ATK also provides postretirement health care benefits and life insurance coverage to certain employees and retirees.

The following table illustrates ATK’s assumptions used to determine net periodic benefit cost for postretirement benefit plans for fiscal 2004 and 2003, and projections for fiscal 2005:

	Years Ending March 31
	2005	2004	2003
Expected long-term rate of return on plan assets	6.00%/	6.00%/	6.00%/
	8.00%	8.00%	8.50%
Discount rate	6.25%	6.75%	7.25%
Health care cost trend rate assumed for next year	7.00%	8.00%	9.00%

The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) is 5.0%, which will be reached in fiscal 2008.

Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$1,119	$(1,070)
Effect on postretirement benefit obligation	16,410	(15,735)

ATK made postretirement benefit plan contributions of $32.7 million in fiscal 2004. ATK expects to make postretirement benefit plan contributions of approximately $32 million in fiscal 2005.

Defined Contribution Plans.   ATK also sponsors a number of defined contribution plans, such as 401(k) plans. Participation in one of these plans is available to substantially all employees.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. In accordance with FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, ATK’s financial statements as of March 31, 2004 do not reflect the effects of the Act, if any, on the accumulated postretirement benefit obligation (APBO) or net periodic postretirement benefit cost.

Space Shuttle Contract

ATK is the sole manufacturer of the Reusable Solid Rocket Motors (RSRM) for NASA’s Space Shuttle. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. The RSRM program represented 16% of ATK’s total fiscal 2004 sales.

As a result of the investigation of the February 1, 2003 Columbia failure and temporary suspension of Space Shuttle flights, NASA directed ATK on June 3, 2003 to slow down the production rate of RSRM motor segments, but to maintain necessary and critical staffing skills. Therefore, the production slowdown has not and is not expected to significantly impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing are the items being most affected by the slowdown, but the reduction to raw materials purchase quantities is expected to be partially offset by materials pricing impacts and increases in program safety and supplier viability initiatives. ATK has also become involved in other shuttle-related activities such as an Alternate source for the Booster Separation Motors and developing and defining a repair system for the Orbiter Thermal Protection tiles. As such, ATK expects the slowdown to continue to have minimal impact on sales in the foreseeable future. Currently, it is anticipated that the Space Shuttle will return to flight in the spring of calendar 2005.

Minuteman III Contract

ATK participates in a contract sharing agreement with United Technologies Corporation’s Pratt & Whitney to perform the Minuteman III Propulsion Replacement program. On August 7, 2003, Pratt &Whitney’s Space and Missile Propulsion manufacturing facility experienced a propellant ignition incident. As a result, Minuteman III product deliveries have not been made in accordance with the contract schedule. In order to facilitate program recovery and meet the objectives of each party, ATK and Pratt & Whitney have reached an agreement to transfer all work previously performed by Pratt & Whitney to ATK. The planned transition is in progress and is planned to be complete in mid fiscal 2005. This transition includes the qualification of production processes at ATK facilities to perform the work being transferred. In addition, ATK and Pratt & Whitney are working with the customer, Northrop Grumman, to restructure the Minuteman contract in a manner acceptable to the Air Force. This restructuring activity is being finalized and is expected to be available for Air Force review by mid fiscal 2005. The Minuteman III program represented 6% of ATK’s fiscal 2004 sales.

Restructuring Charges

During the fourth quarter, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin City Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The relocation is expected to be completed by the end of September 2004. In connection with these restructuring and related activities, ATK recorded costs of approximately $8 million in fiscal 2004, primarily for employee termination benefits, facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales in the fourth quarter, primarily within the Ammunition segment.The liability related to these costs as of March 31, 2004 was approximately $6.0 million. ATK expects approximately $8 million in additional costs will be recorded in fiscal 2005 related to the restructuring and related activities.

Acquisitions

During fiscal 2004, ATK made the following two acquisitions:

•       On March 15, 2004, ATK acquired Mission Research Corporation (MRC) for $215 million in cash. MRC is a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. The acquisition of MRC is a strategic transaction that gives ATK an advanced aerospace and defense technology pipeline spanning concept development to full-scale production. MRC has a reputation as a national asset in such areas as directed energy; electro-optical and infrared sensors; aircraft sensor integration; high-performance antennas and radomes; advanced signal processing; and specialized composites. Each of these areas is attractive in its own right, but of significantly greater potential value when coupled with ATK’s precision weapons and energetics capabilities. MRC has approximately 560 employees at 16 facilities in 10 states and anticipates calendar year 2004 sales of between $170 million and $180 million. For fiscal 2004, MRC is included in the “intercompany and other” or “corporate and other” category within the Results of Operations discussion below. In fiscal 2005, MRC will be its own segment, known as ATK Mission Research.

•       On November 21, 2003, ATK acquired two businesses, Micro Craft and GASL, from Allied Aerospace for $43.3 million in cash. Micro Craft and GASL (now known together as ATK GASL) are leaders in the development of hypervelocity and air-breathing systems for next-generation space vehicles, missiles, and projectiles. The transaction adds leading-edge propulsion and airframe technologies for aerospace and defense applications to ATK’s portfolio. Micro Craft is located in Tullahoma, TN, and GASL is located in Ronkonkoma, NY. ATK GASL is included in the Precision Systems segment.

During fiscal 2003, ATK acquired the following three entities for an aggregate cost of $145.0 million, which was paid in cash:

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

During fiscal 2002, ATK acquired the following entities:

•       Alcoa Inc.’s Thiokol propulsion business (Thiokol) for $708.3 million in cash, on April 20, 2001. The majority of the Thiokol operations are included in ATK’s Aerospace segment, and a portion is in the Precision Systems segment.

•       The civil ammunition and related products business (the civil ammunition business), formerly known as the Sporting Equipment Group (SEG), of Blount International, Inc. (Blount) for 4,573,170 shares of ATK’s common stock, with a fair value of $247.8 million, plus a minimal amount of cash, on December 7, 2001. The civil ammunition business is included in the Ammunition segment.

ATK used the purchase method of accounting to account for all of these acquisitions, and, accordingly, the results of each of the acquired businesses are included in ATK’s consolidated financial statements since the date of each acquisition.

Results of Operations

The following information should be read in conjunction with ATK’s consolidated financial statements. The key performance indicators that ATK’s management uses in managing the business are each operating segment’s orders, sales, income from continuing operations before interest and income taxes, and cash flows.

Fiscal 2004

Sales

The following is a summary of each operating segment’s sales, including intercompany sales (in millions):

	Years Ended March 31
	2004	2003	$ Change	% Change
Aerospace	$984.9	$943.1	$41.8	4%
Ammunition	785.7	705.7	80.0	11%
Precision Systems	627.8	555.5	72.3	13%
Intercompany and other	(32.2)	(32.2)	—	—
Total sales	$2,366.2	$2,172.1	$194.1	9%

The increase in sales was driven by organic growth in many of the existing businesses, along with sales from businesses acquired during the past two years, as described above. MRC contributed $6.5 million in sales to fiscal 2004 (which is included in “intercompany and other” in the table above).

Aerospace.   The increase in Aerospace’s sales was due to:

•       the acquisition of COI in the fourth quarter of fiscal 2003, which contributed $37 million more in sales to fiscal 2004 than fiscal 2003,

•       new aircraft composite structures business, including the Joint Strike Fighter and Global Hawk programs, which added a total of $36 million,

•       an additional $19 million on the Minuteman III Propulsion Replacement program, and

•       an additional $10 million of illuminating devices.

Partially offsetting the increases were:

•       a $27 million reduction on the GEM solid rocket booster programs, consistent with the anticipated production schedule for these motors,

•       a decrease of $11 million on the Reusable Solid Rocket Motor (RSRM) program due to the timing of material purchases,

•       a decrease of $9 million in royalty payments received, and

•       a net decrease of $4.5 million in the amounts recognized in connection with the successful resolution of issues with the government regarding contract billing rates primarily impacting the RSRM program ($7.5 million in fiscal 2004 versus $12 million in fiscal 2003).

Ammunition.   The increase in Ammunition’s sales was driven by:

•       an $83 million increase of military small-caliber ammunition produced by the Lake City Army Ammunition Plant,

•       an increase of $11 million of sales of civil ammunition and related products due to higher government and retail sales partially offset by a reduction in law enforcement sales, and

•       an increase of $7 million in sales of TNT.

Partially offsetting these were reductions of $14 million in medium-caliber ammunition and $13 million in Mk-90 and M14 propellant sales.

Precision Systems.   The increase in Precision Systems’ sales was due to:

•       the acquisition of ATK Missile Systems in the third quarter of fiscal 2003, which contributed $26 million more in sales to fiscal 2004 than fiscal 2003,

•       the acquisition of ATK GASL in fiscal 2004, which added $10 million in sales,

•       a $24 million increase on large-caliber ammunition, primarily tactical and international tank production,

•       a $13 million increase in fuzes & proximity sensors, primarily Multi-Option Fuze for Artillery (MOFA) program and DSU-33, partially offset by Hard Target Smart Fuze (HTSF),

•       an $11 million increase on Missile Defense (SM-3) due to increased production in support of initial deployment rounds, and

•       an increase of $10 million on the family of AN/AAR-47 Missile Warning System programs, primarily driven by the transition to full-rate production (FRP).

Partially offsetting these were:

•       a decrease of $8 million on air weapons, primarily due to program completions,

•       a decrease of $6 million on soldier weapon systems (XM8/25/29) due to reduction in scope, and

•       a decrease of $5 million on barrier systems due to the completion of several international contracts in the prior year.

Gross Profit

	Years Ended March 31
	2004	As a % of Sales	2003	As a % of Sales	Change
	(amounts in millions)
Gross profit	$493.9	20.9%	$479.4	22.1%	$14.5

Contributing to the increase in the dollar amount of gross profit for the year were:

•       the inclusion of ATK Missile Systems and COI for the entire period,

•       the inclusion of ATK GASL and MRC,

•       improvements on various programs, and

•       curtailment gains, totaling $8.3 million, due to changes in some of ATK’s post-retirement benefit plans, which were recorded as reductions of cost of sales; these curtailment gains were $3.5 million greater than the curtailment gain of $4.8 million that was recorded in the prior year.

These increases more than offset the increase of $28 million in pension expense, as expected; the costs for restructuring and related activities of approximately $8 million, which were primarily the result of the plans to exit the Twin Cities Army Ammunition Plant (TCAAP), as discussed above; and the net decrease of $4.5 million in the amounts related to the successful resolution of contract billing rate issues with the government, as discussed in the Sales section above. These items, along with a change in the sales mix to include a higher proportion of lower-margin programs, such as small-caliber ammunition, also drove the decrease in the amount as a percent of sales.

Operating Expenses

	Years Ended March 31
	2004	As a % of Sales	2003	As a % of Sales	Change
	(amounts in millions)
Research and development	$28.9	1.2%	$26.9	1.2%	$2.0
Selling	67.2	2.8%	64.2	3.0%	3.0
General and administrative	120.8	5.2%	112.8	5.2%	8.0
Total	$216.9	9.2%	$203.9	9.4%	$13.0

The increase in the dollar amount of operating expenses was primarily associated with the increase in sales.

In addition to the company-funded research and development (R&D) costs shown above, ATK also spent $250 million on customer-funded R&D contracts in fiscal 2004, an increase of $19 million when compared with expenditures of $231 million in fiscal 2003. Customer-funded R&D primarily represents R&D efforts that ATK undertakes under contracts with the U.S. Government and its prime contractors.

Income from Continuing Operations before Interest, Income Taxes, and Minority Interest Expense

	Years Ended March 31
	2004	As a % of Sales	2003	As a % of Sales	Change
	(amounts in millions)
Aerospace	$147.1	14.9%	$155.8	16.5%	$(8.7)
Ammunition	70.9	9.0%	73.2	10.4%	(2.3)
Precision Systems	69.1	11.0%	59.4	10.7%	9.7
Corporate and other	(10.0)		(12.9)		2.9
Total	$277.1	11.7%	$275.5	12.7%	$1.6

The increase in ATK’s income from continuing operations before interest, income taxes, and minority interest expense is primarily associated with the increase in sales. As discussed in the Gross Profit section above, included in fiscal 2004 were curtailment gains totaling $8.3 million; these curtailment gains were $3.5 million greater than the curtailment gain of $4.8 million that was recorded by the Ammunition segment in fiscal 2003. These increases more than offset the increase of $28 million in pension expense, as anticipated; the costs for restructuring and related activities of approximately $8 million, which were primarily the result of the plans to exit TCAAP, as discussed above; and the net decrease of $4.5 million in the amounts related to the successful resolution of contract billing rate issues with the government, as discussed in the Sales section above. These items, along with a change in the sales mix to include a higher proportion of lower-margin programs, such as small-caliber ammunition, also drove the decrease in the amount as a percent of sales.

Aerospace.   The decrease in the Aerospace segment is primarily due to:

•       a $9 million reduction in royalty payments received, consistent with the royalty agreement,

•       a decrease in connection with lower sales on the GEM solid rocket booster program, and

•       the net decrease of $4.5 million in the amounts related to the successful resolution of contract billing rate issues with the government.

These items were partially offset by:

•       improved profitability on composite structures for the Boeing Delta family of rockets,

•       higher volume of illuminating flares,

•       the recognition of the reimbursement of litigation settlement costs, and

•       Aerospace’s portion ($2.4 million) of the current year curtailment gains.

Ammunition.   The decrease in the Ammunition segment was driven by:

•       the increase in pension expense,

•       a decrease on medium-caliber ammunition program profitability,

•       a decrease on Mk-90 propellant in connection with lower volume,

•       approximately $6 million of the $8 million of costs for restructuring and related activities, which were primarily the result of the plans to exit TCAAP, as discussed above, and

•       a decrease of $2.4 million in curtailment gains recorded (from $4.8 million last year to $2.4 million this year, which was Ammunition’s portion of the $8.3 million gains recorded in fiscal 2004).

Partially offsetting these were higher military small-caliber ammunition volume and improvements in civil ammunition and related products.

Precision Systems.   The increase in the Precision Systems segment is primarily due to:

•       the inclusion of ATK Missile Systems for the entire year,

•       improvements in fuzing programs (primarily the MOFA program), medium-caliber gun systems, and tactical propulsion programs, and

•       Precision Systems’ portion ($3.6 million) of the current year curtailment gains.

Offsetting these increases were the increase in pension expense, along with decreases in barrier systems (due to the completion of international contracts in the prior year) and large-caliber ammunition.

The net expense at the corporate level primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters.

Net Interest Expense

Net interest expense for fiscal 2004 was $59.3 million, an improvement of $18.8 million compared to $78.1 million in fiscal 2003. This improvement was due to a decrease in the amount of debt issuance costs expensed during the period, which decreased from $15.9 million in fiscal 2003 to $3.5 million in fiscal 2004, along with a lower average outstanding debt balance and a lower average borrowing rate. Due to ATK’s adoption of Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 1, 2003, debt issuance costs that are written off when debt is extinguished, which were previously classified as extraordinary loss on early extinguishment of debt, are now included in interest expense. This resulted in an increase in interest expense in fiscal 2003 of $13.8 million from the amount previously reported.

Income Tax Provision

	Years Ended March 31
	2004	Effective Rate	2003	Effective Rate	Change
	(amounts in millions)
Income tax provision	$55.0	25.3%	$77.0	39.0%	$(22.0)

ATK’s income tax provision includes both federal and state income taxes. The income tax provision for fiscal 2004 reflects the recognition of tax benefits from Research and Development (R&D) tax credits, Extraterritorial Income (ETI) exclusion tax benefits, and the favorable resolution of audit issues for fiscal 1999 through 2001. Specifically, the fiscal 2004 tax provision was impacted by the following items:

•       as a result of the audit settlement, ATK recognized $2.7 million of R&D credit and $7.2 million of Foreign Sales Corporation (FSC)/ETI benefit;

•       ATK also recognized an additional $1.3 million of R&D tax credits related to fiscal 2003 based on the tax return as filed;

•       ATK recognized $3.2 million of ETI benefit because of favorable guidance issued by the Internal Revenue Service on the taxability of foreign sales; and

•       the valuation allowance was reduced by $2.4 million because expectations of the amount of state carryforward benefits that will be utilized before expiration was increased as a result of changes made to ATK’s structure.

The World Trade Organization has ruled that the FSC provisions of the Internal Revenue Code, and the FSC’s replacement provisions contained in the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (the ETI Act), are prohibited export subsidies. Federal legislation has proposed the repeal of the ETI Act. Until such legislation is signed into law, ATK expects to earn a benefit under the ETI Act provisions. If such legislation is signed into law, ATK’s effective tax rate would increase in future years.

In addition, the federal R&D tax credit will expire on June 30, 2004. If Congress does not pass legislation to extend this tax credit, ATK’s effective tax rate would increase in future years.

Minority Interest Expense

The minority interest expense in fiscal 2004 represents the minority owner’s portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with COI and is consolidated into ATK’s financial statements.

Net Income

Net income for fiscal 2004 was $162.3 million, an increase of $38.0 million compared to $124.3 million in fiscal 2003. The increase was due to an increase in gross profit of $14.5 million, a decrease in net interest expense of $18.8 million, and a decrease in the income tax provision of $22.0 million, partially offset by an increase in operating expenses of $13.0 million, the absence of the gain for the cumulative effect of change in accounting principle of $3.8 million, and the minority interest expense of $0.5 million.

Fiscal 2003

Sales

The following is a summary of each operating segment’s sales, including intercompany sales (in millions):

	Years Ended March 31
	2003	2002	$ Change	% Change
Aerospace	$943.1	$863.9	$79.2	9%
Ammunition	705.7	497.0	208.7	42%
Precision Systems	555.5	469.2	86.3	18%
Intercompany	(32.2)	(28.5)	(3.7)
Total sales	$2,172.1	$1,801.6	$370.5	21%

The increase in sales is primarily due to the inclusion of the civil ammunition business for the entire year, the acquisitions described above, and organic growth in many of the existing businesses.

The increase in Aerospace sales was primarily due to an additional $80 million generated by Thiokol, which was partially due to Thiokol being included in ATK for the entire year, approximately three weeks more than in the prior year; an increase of $50 million in the Minuteman III propulsion program, which ramped-up to full-rate production in early fiscal 2003; along with $12 million due to the successful resolution of an issue with the government regarding contract billing rates for work completed in prior year. Also contributing to the increase in Aerospace segment sales was a $35 million increase on Orion and GEM rocket motors supporting GMD, an increase of $15 million on high-tech space structures for satellite and military applications, and an increase of $9 million on new business wins for composite structures. COI, which was acquired in January 2003, added $13 million in sales. Partially offsetting these increases were a decrease in the Titan IV B solid rocket motor upgrade program of $38 million due to the completion of production, along with a decrease of $38 million on the GEM solid rocket booster programs and composite structures contracts for the Boeing Delta family of rockets, consistent with the anticipated production schedule for these products.

The increase in Ammunition sales was primarily due to the inclusion of the civil ammunition business for the entire year, which contributed an additional $188 million in sales to fiscal 2003 versus fiscal 2002. Also contributing to the increase were $47 million of additional sales of military small-caliber ammunition due to higher volume. Partially offsetting these increases was a decrease of $16 million on the MK90 and M14 propellant programs, as expected, and a decrease of $4 million on medium-caliber ammunition.

The increase in Precision Systems sales primarily reflects the acquisitions of ATK Gun Systems and ATK Missile Systems, which contributed $41 million and $17 million in sales to ATK in fiscal 2003, respectively. Also contributing was an increase of $16 million on fuzing and sensor programs, including Hard Target Smart Fuze (HTSF), FMU-139 Accessory Kits, DSU-33, and new business on Multi-Option Fuze for Artillery (MOFA); an increase of $16 million on Tank Ammunition, primarily M829A3; an increase of $16 million on initial production of the AN/AAR-47 missile warning program; and an increase of $4 million on Missile Defense. Partially offsetting these increases was a decrease of $20 million on barrier systems, due to award delays in the current year and completion of several international programs in the prior year.

Gross Profit

	Years Ended March 31
	2003	As a % of Sales	2002	As a % of Sales	Change
	(amounts in millions)
Gross profit	$479.4	22.1%	$381.3	21.2%	$98.1

The main drivers of the increase in the dollar amount were the inclusion of the civil ammunition business and Thiokol for the entire year and the acquisition of ATK Gun Systems. Gross profit also increased due to the elimination of $15.4 million of goodwill amortization expense, which is no longer required by generally accepted accounting principles. Had goodwill not been amortized in fiscal 2002, gross margin would have been 22.0%.

Research and Development Expense

ATK-funded research and development (R&D) expense in fiscal 2003 was $26.8 million, or 1.2% of sales, compared to $20.6 million, or 1.1% of sales, in fiscal 2002. The increase in this expense is primarily due to additional expenditures on precision-guided munitions and missile defense and the inclusion of the civil ammunition business for the entire year. ATK also spent $231 million on customer-funded R&D contracts in fiscal 2003, an increase of $21 million when compared with expenditures of $210 million in fiscal 2002. Customer-funded R&D primarily represents R&D efforts that ATK undertakes under contracts with the U.S. Government and its prime contractors.

Selling Expense

Selling expense in fiscal 2003 totaled $64.2 million, or 3.0% of sales, compared to $44.1 million, or 2.4% of sales, in fiscal 2002. The increase in the amount of selling expense and the increase in selling expense as a percentage of sales is mainly due to the addition of the civil ammunition business, which incurs significantly greater selling expense as a percentage of sales than the rest of ATK’s businesses. Selling expense of the civil ammunition business as a percentage of sales was 7.9% in fiscal 2003. Excluding the civil ammunition business, ATK’s selling expense as a percentage of sales in fiscal 2003 was 2.3%, compared to 2.2% in fiscal 2002.

General and Administrative Expense

General and administrative expense in fiscal 2003 was $112.8 million, or 5.2% of sales, compared to $92.9 million, or 5.2% of sales, in fiscal 2002. The increase in the amount of general and administrative expense is primarily due to the additions of the acquired businesses.

Income from Continuing Operations before Interest and Income Taxes

	Years Ended March 31
	2003	As a % of Sales	2002	As a % of Sales	Change
	(amounts in millions)
Aerospace	$155.8	16.5%	$132.7	15.4%	$23.1
Ammunition	73.2	10.4%	57.5	11.6%	15.7
Precision Systems	59.4	10.7%	40.7	8.7%	18.7
Corporate	(12.9)		(7.2)		(5.7)
Total	$275.5	12.7%	$223.7	12.4%	$51.8

Had goodwill not been amortized in fiscal 2002, income from continuing operations before interest and income taxes as a percentage of sales in fiscal 2002 would have been 13.3%. The reduction in the rate in the current year was anticipated due to the change in product mix due to the acquisition of the civil ammunition business.

The increase in the Aerospace segment was driven by an increase in gross profit, which was primarily due to the increases at Thiokol, partially offset by the decreases on the Titan IV B program and the GEM programs. Also contributing to the increase was the elimination of goodwill amortization expense.

The increase in the Ammunition segment was due to the inclusion of the civil ammunition business for the entire year, versus 3.5 months in the prior year. Also contributing to the increase was earnings associated with additional sales of military small-caliber ammunition.

The increase in the Precision Systems segment was mainly due to the inclusion of ATK Gun Systems, along with improvements in fuzing and sensor programs, composite programs, and the AN/AAR-47 missile warning system. These increases were partially offset by reduced barrier systems volume and cost growth associated with production start-up issues on the MOFA battery.

The net expense at the corporate level primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters.

Net Interest Expense

Net interest expense was $78.1 million in fiscal 2003, a decrease of $24.2 million compared to $102.3 million in fiscal 2002. Fiscal 2003 was impacted by lower average outstanding borrowings, lower interest rates, and a $5.7 million reduction in the amount of debt issuance costs expensed. Due to ATK’s adoption of Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 1, 2003, debt issuance costs that are written off when debt is extinguished, which were previously classified as extraordinary loss on early extinguishment of debt, are now included in interest expense. This resulted in an increase in interest expense of $13.8 million in fiscal 2003 and $19.5 million in fiscal 2002 from the amounts previously reported.

Income Tax Provision

	Years Ended March 31
	2003	Effective Rate	2002	Effective Rate	Change
	(amounts in millions)
Income tax provision	$77.0	39.0%	$46.1	38.0%	$30.9

The tax rates vary from statutory tax rates principally due to tax effects associated with ATK’s business strategies and resolution of tax matters.

Cumulative Effect of Change in Accounting Principle

The gain for the cumulative effect of change in accounting principle of $3.8 million, net of taxes of $2.4 million, was due to the write-off of negative goodwill upon ATK’s adoption of SFAS No. 142 on April 1, 2002.

Net Income

Net income for fiscal 2003 was $124.3 million, an increase of $55.0 million, or 79%, compared to net income of $69.3 million for fiscal 2002. The increase is due to an increase in sales; reductions in interest expense, minority interest expense, and loss on disposal of discontinued operations; and the gain for the cumulative effect of change in accounting principle. These were partially offset by increases in cost of sales, operating expenses, and income tax expense.

Cash Flows

Fiscal 2004

	Years Ended March 31
	2004	2003	Change
	(amounts in millions)
Cash flows provided by operating activities	$180	$197	$(17)
Cash flows used for investing activities	(315)	(157)	(158)
Cash flows provided by (used for) financing activities	178	(34)	212
Net cash flows	$43	$6	$37

Operating Activities.   The decrease in cash provided by operating activities was caused by $37 million in additional payments to ATK’s pension plans, and the absence of $17 million from the re-couponing of two swap contracts done in the prior year. Partially offsetting these items were an increase in income from continuing operations before income taxes of $20 million, along with a $25 million decrease in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances).

Investing Activities.   Cash used to acquire new businesses during fiscal 2004 included $215 million to acquire Mission Research Corporation and $43 million to acquire ATK GASL. Cash used to acquire new businesses during fiscal 2003 totaled $127 million (ATK Gun Systems, ATK Missile Systems, COI, and true-ups related to the civil ammunition business). Fiscal 2003 included proceeds of $20 million from the sale of a subsidiary that ATK had purchased as part of the civil ammunition business. Capital expenditures were $59 million in fiscal 2004, $5 million, or 8%, greater than last year, consistent with the overall growth of ATK.

Financing Activities.   As discussed in the Liquidity and Capital Resources section below, ATK restructured its debt, resulting in the extinguishment of $398 million of debt and the issuance of $680 million of new debt. In connection with the refinancing, ATK incurred $11 million of debt issue costs. During the current year, ATK also repurchased 1,320,200 shares of its common stock for $75 million.

Fiscal 2003

	Years Ended March 31
	2003	2002	Change
	(amounts in millions)
Cash flows provided by operating activities	$197	$162	$35
Cash flows used for investing activities	(157)	(759)	602
Cash flows (used for) provided by financing activities	(34)	578	(612)
Net cash flows	$6	$(19)	$25

Operating Activities.   The increase in cash provided by operating activities was driven by an increase in income from continuing operations before income taxes of $76 million. Partially offsetting this was an increase in net income taxes paid of $15 million and $9 million additional cash used for working capital. During fiscal 2003, ATK also received $17 million from the re-couponing of two of its swap contracts, as discussed in the Debt section below. ATK also made an additional $21 million in payments to its pension plans during fiscal 2003.

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

Financing Activities.   The increase in cash usage is due to a decrease of $800 million in proceeds from issuance of debt, a decrease of $13 million in proceeds from the issuance of stock, and a decrease of $6 million in proceeds from employee stock compensation plans. Partially offsetting these were a decrease of $157 million in debt repayments, a decrease of $42 million in payments made for debt issue costs, and a decrease of $8 million in payments made for stock issue costs.

ATK does not expect its level of capital expenditures to change significantly in the foreseeable future.

ATK typically generates cash flows from operating activities in excess of its commitments. If this occurs, ATK has several strategic opportunities for capital deployment, which may include funding acquisitions, stock repurchases, debt repayments, and other alternatives.

Liquidity and Capital Resources

ATK’s principal sources of liquidity continue to be cash generated by operations and borrowings under credit facilities. Based on ATK’s current financial condition, management believes that future operating cash flows, combined with the availability of funding, if needed, under new revolving credit facilities, will be adequate to fund future growth as well as service long-term obligations and fund share repurchases, as discussed below, over the next 12 months.

Debt

As of March 31, 2004 and 2003, long-term debt, including the current portion, consisted of the following (in thousands):

	March 31
	2004	2003
Senior Credit Facility dated March 31, 2004:
Term Loan B due 2011	$400,000
Revolving Credit Facility due 2009
8.50% Senior Subordinated Notes due 2011	400,000	$400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000
Senior Credit Facility dated April 20, 2001:
Tranche C term loan		425,000
Revolving Credit Facility due 2007
Notes payable		187
Total long-term debt	1,080,000	825,187
Less current portion	4,000	4,331
Long-term debt	$1,076,000	$820,856

In March 2004, ATK entered into a new $700 million Senior Credit Facility (the Senior Credit Facility) and repaid the Tranche C term loan under the previous senior credit facility dated April 20, 2001. The Senior Credit Facility is comprised of a Term Loan B of $400 million maturing in 2011 and a $300 million Revolving Credit Facility maturing in 2009. The Term Loan B requires quarterly principal payments of $1 million through March 2010 and $94 million from June 2010 through March 2011. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4 million are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term Loan B was 4.75% at March 31, 2004. As of March 31, 2004, the interest rate on the Term Loan B was 7.75% per annum after taking into account the related interest rate swap agreements, which are discussed below. The interest rate at March 31, 2004 is higher than expected due to the closing of the new Senior Credit Facility on that date as ATK was required to borrow at the base rate for two weeks effective the date of closing. Had ATK been allowed to use the Eurodollar rate immediately, the interest rates would have been approximately 2.92% and 5.93%, respectively. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.375% at March 31, 2004. As of March 31, 2004, ATK had no borrowings against its $300 million revolving credit facility and had outstanding letters of credit of $72 million, which reduced amounts available on the revolving facility to $228 million. ATK’s weighted average interest rate on short-term borrowings was 3.5% during fiscal 2004 and 5.0% during fiscal 2003.

In February 2004, ATK issued $280 million aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the Convertible Notes) that mature on February 15, 2024. Interest on the Convertible Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2004. Beginning with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the Convertible Notes in cash at any time on or after August 20, 2009. Holders of the Convertible Notes may require ATK to repurchase in cash some or all of the Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may convert their Convertible Notes into shares of ATK’s common stock at a conversion rate of 12.5843 shares per $1,000 principal amount of Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. Upon conversion, ATK is required to satisfy its obligations either solely in cash or solely in shares of its common stock. ATK currently intends to satisfy its obligations solely in cash, however, ATK retains the right to amend the indenture to require ATK to satisfy 100% of the principal amount of the Convertible Notes solely in cash, with any remaining amounts to be satisfied in cash, common stock, or a combination of cash and common stock. These contingently issuable shares are not included in diluted earnings per share because the circumstances allowing conversion have not occurred. Debt issuance costs of approximately $7 million are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the Convertible Notes.

In May 2001, ATK issued $400 million aggregate principal amount of 8.50% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. The outstanding Senior Subordinated Notes are general unsecured obligations. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of March 31, 2004, the interest rate on the Senior Subordinated Notes was 4.74% after taking into account the related interest rate swap agreements, which are discussed below.

Both the Convertible Notes and the Senior Subordinated Notes rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis by substantially all of ATK’s domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

The scheduled minimum loan payments on outstanding long-term debt are as follows (in thousands):

Fiscal 2005	$4,000
Fiscal 2006	4,000
Fiscal 2007	4,000
Fiscal 2008	4,000
Fiscal 2009	4,000
Thereafter	1,060,000
Total	$1,080,000

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 66% as of March 31, 2004 and 63% as of March 31, 2003.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes and the Convertible Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2004, ATK was in compliance with the covenants.

Moody’s Investors Service has assigned ATK an issuer rating of B1 with a stable outlook and assigned a Ba2 rating to ATK’s Senior Credit Facility. Standard & Poor’s Ratings Services has assigned ATK a BB- corporate credit rating with a stable outlook and assigned a BB rating to the Senior Credit Facility.

ATK has limited amortization requirements under the Senior Credit Facility over the next few years. ATK’s other debt service requirements consist principally of interest expense on its long-term debt. Additional cash may be required to repurchase or convert the Convertible Notes under certain circumstances, as discussed above. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of March 31, 2004, ATK had the following interest rate swaps (in thousands):

			Interest Rate
Cash flow hedges:	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$37,960	$(1,160)	6.59%	1.11%	November 2004
Amortizing swap	60,000	(3,113)	5.25%	1.11%	December 2005
Amortizing swap	60,000	(3,138)	5.27%	1.11%	December 2005
Non-amortizing swap	100,000	(14,748)	6.06%	1.11%	November 2008
Derivative obligation		(22,159)

Fair value hedges:			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	4,071	8.50%	4.85%	May 2011
Non-amortizing swap	100,000	2,774	8.50%	5.06%	May 2011
Non-amortizing swap	200,000	(660)	8.50%	5.43%	May 2011
Derivative asset		6,185
		$(15,974)

In March 2004, ATK entered into a seven-year swap, with a $200 million notional value, against ATK’s Senior Subordinated Notes. This swap agreement involves the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

In May 2002, ATK entered into two nine-year swaps, with a $100 million notional value each, against ATK’s Senior Subordinated Notes. In fiscal 2003, ATK re-couponed these swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to LIBOR plus 3.7% and the receipt of $17 million cash, which is included in other long-term liabilities and is being amortized to reduce interest expense through May 2011.

Share Repurchases

In January 2004, ATK’s Board of Directors authorized ATK to repurchase up to 2,000,000 shares of its common stock. In February 2004, ATK repurchased 1,320,200 shares for approximately $75 million. ATK repurchased an additional 414,200 shares, at a cost of approximately $25 million, of its common stock in April and May of fiscal 2005. Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. As of March 31, 2004, ATK’s debt covenants permit ATK to make “restricted payments” (as defined in ATK’s debt covenants) up to $50 million, which among other items, would allow payments for future stock repurchases. As of April 1, 2004, the limit on restricted payments increased to $75 million.

Contractual Obligations and Commercial Commitments

The following table summarizes ATK’s contractual obligations and commercial commitments as of March 31, 2004 (in thousands):

		Payments due by period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
Contractual obligations:
Long-term debt	$1,080,000	$4,000	$8,000	$8,000	$1,060,000
Operating leases	170,699	33,387	56,355	43,605	37,352
Pension plan contributions	252,000	18,000	90,000	144,000
Purchase obligations	13,500	4,500	9,000
Total contractual obligations	$1,516,199	$59,887	$163,355	$195,605	$1,097,352
Other commercial commitments:
Letters of credit	$72,355	$65,585	$6,770

Pension plan contributions is an estimate of ATK’s minimum funding requirements through fiscal 2009 to provide pension benefits for employees based on service provided through fiscal 2004 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulatory rules.

Purchase obligations represent contractual agreements to purchase a fixed or minimum amount of goods or services at a fixed or minimum price that are legally binding and are not cancelable without a substantial penalty or the occurrence of a remote contingency.

Contingencies

Litigation.   From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK’s business. ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.

Environmental Remediation.

ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites that ATK owns or operates or formerly owns or operates, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, fines, and penalties, or third party property damage or personal injury claims, as a result of violations or liabilities of environmental laws or non-compliance with environmental permits.

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.5% as of March 31, 2004 and 2003. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	March 31, 2004		March 31, 2003
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(58,625)	$25,876	$(61,865)	$26,415
Unamortized discount	10,975	(3,745)	11,675	(3,821)
Present value amounts (payable) receivable	$(47,650)	$22,131	$(50,190)	$22,594

Amounts payable or receivable in periods beyond fiscal 2005 have been classified as non-current on the March 31, 2004 balance sheet. As of March 31, 2004, the estimated discounted range of reasonably possible costs of environmental remediation was $48 million to $74 million.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•       As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’ representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. Hercules’ environmental indemnity obligation relating to contamination on federal lands remains effective, provided that ATK gives notice of any claims related to federal lands on or before December 31, 2005.

•       ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. in fiscal 2002. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29 million, ATK and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, and ATK is responsible for any payments in excess of $49 million.

•       With respect to the civil ammunition business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extend through December 7, 2006, are capped at $30 million, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125 million, less payments previously made.

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

At March 31, 2004, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be (in thousands):

Fiscal 2005	$1,831
Fiscal 2006	1,964
Fiscal 2007	1,674
Fiscal 2008	3,473
Fiscal 2009	3,425
Thereafter	20,382
Total	$32,749

ATK does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect its future operating results, financial condition, or cash flows. There were no material insurance recoveries related to environmental remediations during fiscal 2004, 2003, or 2002.

Factors that could significantly change the estimates described in this section on environmental remediation include:

•       the adoption, implementation, and interpretation of new laws, regulations, or cleanup standards,

•       advances in technologies,

•       outcomes of negotiations or litigation with regulatory authorities and other parties,

•       additional information about the ultimate remedy selected at new and existing sites,

•       adjustment of ATK’s share of the cost of such remedies,

•       changes in the extent and type of site utilization,

•       the discovery of new contamination,

•       the number of parties found liable at each site and their ability to pay, or

•       more current estimates of liabilities for these contingencies.

New Accounting Pronouncements

See Note 1 to the consolidated financial statements in Item 8 of this report for discussion of new accounting pronouncements.

Inflation

In management’s opinion, inflation has not had a significant impact upon the results of ATK’s operations. The selling prices under contracts, the majority of which are long term, generally include estimated costs to be incurred in future periods. These cost projections can generally be negotiated into new buys under fixed-price government contracts, while actual cost increases are recoverable on cost-type contracts.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ATK is exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, ATK has entered into various hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. ATK uses derivatives to hedge certain interest rate and commodity price risks, but does not use derivative financial instruments for trading or other speculative purposes, and ATK is not a party to leveraged financial instruments. Additional information regarding the financial instruments is contained in Note 7 to the consolidated financial statements. ATK’s objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower the overall borrowing costs.

ATK measures market risk related to holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical 10% change (increase and decrease) in interest rates. ATK used current market rates on the debt and derivative portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other postretirement benefits were not included in the analysis.

ATK’s primary interest rate exposures relate to variable rate debt and interest rate swaps. The potential loss in fair values is based on an assumed immediate change in the net present values of interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to the change in rates. Based on ATK’s analysis, a 10% change in interest rates would not have a material impact on the fair values or ATK’s results of operations or cash flows.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Alliant Techsystems Inc.:

We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries (ATK) as of March 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of ATK’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ATK at March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, ATK changed its method of accounting for goodwill and other intangible assets effective April 1, 2002.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
May 26, 2004

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
	2004	2003	2002
	(Amounts in thousands except per share data)
Sales	$2,366,193	$2,172,135	$1,801,605
Cost of sales	1,872,253	1,692,742	1,420,348
Gross profit	493,940	479,393	381,257
Operating expenses:
Research and development	28,936	26,849	20,589
Selling	67,204	64,200	44,063
General and administrative	120,737	112,801	92,923
Total operating expenses	216,877	203,850	157,575
Income from continuing operations before interest, income taxes, and minority interest expense	277,063	275,543	223,682
Interest expense	(60,327)	(79,495)	(103,547)
Interest income	1,060	1,429	1,199
Income from continuing operations before income taxes and minority interest expense	217,796	197,477	121,334
Income tax provision	55,041	77,020	46,107
Income from continuing operations before minority interest expense	162,755	120,457	75,227
Minority interest expense, net of income taxes	450		1,240
Income from continuing operations	162,305	120,457	73,987
Loss on disposal of discontinued operations, net of income taxes			(4,660)
Income before cumulative effect of change in accounting principle	162,305	120,457	69,327
Cumulative effect of change in accounting principle, net of income taxes		3,830
Net income	$162,305	$124,287	$69,327
Basic earnings (loss) per common share:
Continuing operations	$4.22	$3.15	$2.19
Discontinued operations			(0.14)
Cumulative effect of change in accounting principle		0.10
Net income	$4.22	$3.25	$2.05
Diluted earnings (loss) per common share:
Continuing operations	$4.14	$3.06	$2.10
Discontinued operations			(0.13)
Cumulative effect of change in accounting principle		0.10
Net income	$4.14	$3.16	$1.97

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31
	2004	2003
	(Amounts in thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,891	$14,383
Net receivables	528,848	451,156
Net inventories	134,676	155,438
Deferred income tax asset	53,105	69,460
Other current assets	32,165	25,658
Total current assets	805,685	716,095
Net property, plant, and equipment	465,786	463,736
Goodwill	1,063,711	839,893
Prepaid and intangible pension assets	331,860	281,941
Deferred income tax asset	38,940	62,537
Deferred charges and other non-current assets	127,347	118,841
Total assets	$2,833,329	$2,483,043
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,331
Accounts payable	142,941	115,704
Contract advances and allowances	46,221	48,386
Accrued compensation	117,333	110,693
Accrued income taxes	10,278	23,107
Other accrued liabilities	107,618	129,611
Total current liabilities	428,391	431,832
Long-term debt	1,076,000	820,856
Postretirement and postemployment benefits liability	218,755	234,037
Minimum pension liability	397,232	379,856
Other long-term liabilities	148,751	138,538
Total liabilities	2,269,129	2,005,119
Commitments and contingencies (Notes 10 and 11)
Common stock—$.01 par value:
Authorized—90,000,000 shares
Issued and outstanding—37,439,972 shares at March 31, 2004 and 38,486,630 shares at March 31, 2003	416	416
Additional paid-in-capital	468,044	470,158
Retained earnings	621,099	458,794
Unearned compensation	(1,015)	(2,650)
Accumulated other comprehensive income	(263,687)	(246,878)
Common stock in treasury, at cost—4,117,126 shares held at March 31, 2004 and 3,070,468 shares held at March 31, 2003	(260,657)	(201,916)
Total stockholders’ equity	564,200	477,924
Total liabilities and stockholders’ equity	$2,833,329	$2,483,043

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
	2004	2003	2002
	(Amounts in thousands)
Operating Activities
Net income	$162,305	$124,287	$69,327
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	63,923	61,066	53,928
Amortization of intangible assets and unearned compensation	5,995	6,068	24,745
Deferred income tax	46,512	29,596	(4,387)
Loss on disposal of property	1,229	1,840	1,894
Minority interest expense, net of income taxes	450		1,240
Loss on disposal of discontinued operations, net of income taxes			4,660
Cumulative effect of change in accounting principle, net of income taxes		(3,830)
Changes in assets and liabilities:
Net receivables	(44,314)	(39,354)	5,245
Net inventories	20,783	(16,863)	(6,872)
Accounts payable	20,140	24,356	(23,651)
Contract advances and allowances	(3,794)	2,527	4,472
Accrued compensation	14,148	8,776	12,608
Accrued income taxes	(8,747)	28,912	19,450
Accrued environmental	(2,152)	(625)	(5,009)
Pension and postretirement benefits	(74,496)	(49,997)	(24,061)
Other assets and liabilities	(22,181)	19,818	28,463
Cash provided by operating activities	179,801	196,577	162,052
Investing Activities
Capital expenditures	(58,754)	(54,171)	(42,884)
Acquisition of businesses	(258,312)	(127,325)	(714,353)
Proceeds from sale of a subsidiary		20,383
Payment made to minority interest in subsidiary			(2,000)
Proceeds from the disposition of property, plant, and equipment	1,650	4,374	276
Cash used for investing activities	(315,416)	(156,739)	(758,961)
Financing Activities
Payments made on bank debt	(27,601)	(100,035)	(452,866)
Payments made to extinguish debt	(397,586)	(472,220)	(276,800)
Proceeds from issuance of long-term debt	680,000	525,000	1,325,000
Proceeds from issuance of stock			13,011
Payments made for debt issue costs	(10,814)	(2,160)	(43,985)
Payments made for stock issue costs			(8,137)
Net purchase of treasury shares	(77,792)	(2,804)	(2,697)
Proceeds from employee stock compensation plans	11,916	18,251	24,733
Cash provided by (used for) financing activities	178,123	(33,968)	578,259
Increase (decrease) in cash and cash equivalents	42,508	5,870	(18,650)
Cash and cash equivalents at beginning of year	14,383	8,513	27,163
Cash and cash equivalents at end of year	$56,891	$14,383	$8,513

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock $.01 Par		Additional Paid-In	Retained	Unearned	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Stock	Equity
	(Amounts in thousands except share data)
Balance, April 1, 2001	14,070,569	$185	$231,598	$265,180	$(3,854)	$(6,140)	$(288,637)	$198,332
Comprehensive income:
Net income				69,327				69,327
Other comprehensive income (see Note 1):
Adjustments, net						(7,982)		(7,982)
Comprehensive income								61,345
Exercise of stock options	739,378		(25,217)				44,801	19,584
Restricted stock grants	67,733		987		(5,545)		4,558	—
Stock split	7,037,670	71	(71)					—
Amortization of restricted stock					4,388			4,388
Stock issuance	3,223,780	33	260,796					260,829
Stock issuance costs			(8,137)					(8,137)
Employee benefit plans and other	90,682		18,533		147		1,780	20,460
Balance, March 31, 2002	25,229,812	289	478,489	334,507	(4,864)	(14,122)	(237,498)	556,801
Comprehensive income:
Net income				124,287				124,287
Other comprehensive income (see Note 1):
Adjustments, net						(232,756)		(232,756)
Comprehensive income								(108,469)
Exercise of stock options	464,538		(18,611)				30,520	11,909
Restricted stock grants	26,589		(155)		(1,595)		1,750	—
Stock split	12,701,583	127	(127)					—
Amortization of restricted stock					3,670			3,670
Employee benefit plans and other	64,108		10,562		139		3,312	14,013
Balance, March 31, 2003	38,486,630	416	470,158	458,794	(2,650)	(246,878)	(201,916)	477,924
Comprehensive income:
Net income				162,305				162,305
Other comprehensive income (see Note 1):
Adjustments, net						(16,809)		(16,809)
Comprehensive income								145,496
Exercise of stock options	124,336		(5,362)				8,167	2,805
Restricted stock grants	10,181		(151)		(524)		675	—
Amortization of restricted stock					2,119			2,119
Treasury stock purchased	(1,320,200)						(74,948)	(74,948)
Employee benefit plans and other	139,025		3,399		40		7,365	10,804
Balance, March 31, 2004	37,439,972	$416	$468,044	$621,099	$(1,015)	$(263,687)	$(260,657)	$564,200

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

Fiscal Year.   References in this report to a particular fiscal year are to the year ended March 31 of that calendar year. ATK’s interim quarterly periods are based on 13-week periods and end on Sundays.

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

Profits expected to be realized on contracts are based on ATK’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to cost of sales.

In previous years, ATK recognized cost management award fees on the Reusable Solid Rocket Motors (RSRM) contract. Realization of such fees were reasonably expected by ATK based on past performance and future expectations, even though all cost management fees remained at risk until final contract completion. ATK and NASA have since reconfigured the RSRM fee structure such that the contingent aspect of cost management award fees was eliminated. The current contract structure no longer requires substantial cost underruns to earn award fees. Rather, NASA and ATK have agreed on added safety, quality and product reliability incentives to supplant the prior cost incentives. ATK has not recorded any significant cost management award fees that are at risk as of March 31, 2004.

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

The cost of each environmental liability is estimated by ATK’s engineering, financial, and legal specialists based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where ATK may be jointly and severally liable. ATK’s estimates for environmental obligations are dependent on, and affected by, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, changes in environmental laws and regulations, future technological developments, and the timing of expenditures; accordingly, such estimates could change materially as ATK periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

Cash Equivalents.   Cash equivalents are all highly liquid temporary cash investments purchased with original maturities of three months or less.

Marketable Securities.   Investments in marketable equity securities are classified as available-for-sale securities and are recorded at fair value within other current assets. Unrealized gains and losses are recorded in Other Comprehensive Income (OCI). When such investments are sold, the unrealized gains or losses are reversed from OCI and recognized in the consolidated income statement.

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

Inventories consist of the following:

	March 31
	2004	2003
Raw materials	$42,689	$58,501
Work in process	21,605	23,798
Finished goods	46,988	39,513
Contracts in progress	23,394	33,626
Total inventories	$134,676	$155,438

Progress payments received from customers relating to the uncompleted portions of contracts are offset first against unbilled receivable balances, then against applicable inventories. Any remaining progress payment balances are classified as contract advances. Inventories are shown net of reductions of $4,975 as of March 31, 2004 and $10,194 as of March 31, 2003 for customer progress payments received on uncompleted portions of contracts.

Stock-Based Compensation.   ATK offers stock-based employee compensation plans, which are described more fully in Note 12. ATK accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock awards are recorded as compensation expense over the vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to stockholders’ equity. The following table illustrates the effect on net income and earnings per share if ATK had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock options.

	Years Ended March 31
	2004	2003	2002
Net income, as reported	$162,305	$124,287	$69,327
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(6,127)	(4,963)	(5,756)
Pro forma net income	$156,178	$119,324	$63,571
Earnings per share:
Basic—as reported	$4.22	$3.25	$2.05
Basic—pro forma	4.06	3.12	1.88
Diluted—as reported	4.14	3.16	1.97
Diluted—pro forma	3.99	3.03	1.81

Income Taxes.   Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes.

Financial Instruments and Hedging.   ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates. ATK does not hold or issue derivative financial instruments for trading purposes. Derivatives which are used for hedging purposes must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. On April 1, 2001, ATK adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a transition adjustment that decreased OCI by $5,060, net of taxes of $3,101, and is reported as a cumulative effect of accounting change in OCI. The transition adjustment relates to hedging activities through March 31, 2001. The hedging activities which resulted in the net $5,060 adjustment are interest rate swaps with a fair value of $(8,080) and certain commodity and foreign currency contracts with a fair value of $(81), all of which have been designated as cash flow hedges. Prior to the application of SFAS 133, financial instruments designated as cash-flow hedges were not recorded in the financial statements, but cash flows from such contracts were recorded as adjustments to earnings as the hedged items affected earnings.

Earnings Per Share Data.    Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options (see Note 12) during each period presented, which, if exercised, would have a dilutive effect on earnings per share. In computing EPS for fiscal 2004, 2003, and 2002, earnings, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2004	2003	2002
Basic EPS shares outstanding	38,447	38,283	33,746
Dilutive effect of stock options	729	1,061	1,450
Diluted EPS shares outstanding	39,176	39,344	35,196

There were also 887,875 stock options for fiscal 2004, 42,425 stock options for fiscal 2003, and 4,575 stock options for fiscal 2002 that were not included in the computation of diluted EPS due to the option price being greater than the average market price of the common shares.

Comprehensive Income.   Comprehensive income is a measure of all changes in shareholders’ equity except those resulting from investments by and distributions to owners. The components of comprehensive income for fiscal 2004, 2003, and 2002 are as follows:

	Years Ended March 31
	2004	2003	2002
Net income	$162,305	$124,287	$69,327
Other comprehensive income (OCI):
Cumulative effect of adoption of SFAS 133, net of income taxes of $3,101			(5,060)
Change in fair value of derivatives, net of income taxes of $(2,642), $7,141, and $1,064	3,924	(11,264)	(1,738)
Minimum pension liability, net of income taxes of $9,795, $141,400, and $943	(20,845)	(220,403)	(1,538)
Change in fair value of available-for-sale securities, net of income taxes of $(88), $1,117, and $(217)	112	(1,089)	354
Total other comprehensive income (loss)	(16,809)	(232,756)	(7,982)
Total comprehensive income (loss)	$145,496	$(108,469)	$61,345

New Accounting Pronouncements.

On April 1, 2002, ATK adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. As a result, ATK no longer amortizes goodwill or other intangible assets with indefinite lives. ATK also recorded a one-time gain of $3,830, net of $2,449 in taxes, for the write-off of negative goodwill as a cumulative effect of a change in accounting principle.

The following table provides a reconciliation of earnings and EPS, adjusted for the effects of SFAS 142 for fiscal 2004, 2003, and 2002, adding back amortization of goodwill and other intangibles that are no longer being amortized:

	Years Ended March 31
	2004	2003	2002
Reported income before cumulative effect of change in accounting principle	$162,305	$120,457	$69,327
Add back amortization			15,415
Adjusted income before cumulative effect of change in accounting principle	162,305	120,457	84,742
Cumulative effect of change in accounting principle, net of income taxes		3,830
Adjusted net income	$162,305	$124,287	$84,742
Basic earnings per share:
Basic EPS before cumulative effect of change in accounting principle	$4.22	$3.15	$2.05
Add back amortization			0.46
Adjusted basic EPS before cumulative effect of change in accounting principle	4.22	3.15	2.51
Cumulative effect of change in accounting principle		0.10
Adjusted basic EPS	$4.22	$3.25	$2.51
Diluted earnings per share:
Diluted EPS before cumulative effect of change in accounting principle	$4.14	$3.06	$1.97
Add back amortization			0.44
Adjusted diluted EPS before cumulative effect of change in accounting principle	4.14	3.06	2.41
Cumulative effect of change in accounting principle		0.10
Adjusted diluted EPS	$4.14	$3.16	$2.41

On April 1, 2003, ATK adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of SFAS 143 did not have a material impact on ATK’s financial position or results of operations.

On April 1, 2003, ATK adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. Upon adoption of SFAS 145, ATK reclassified losses on extinguishment of debt that were classified as extraordinary items in prior periods to interest expense. The amounts reclassified (before income taxes) were $13,754 in fiscal 2003 and $19,542 in fiscal 2002.

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on ATK’s results of operations or financial position.

On December 30, 2002, ATK adopted SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on ATK’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (with some limited exceptions). The adoption of SFAS 150 did not have a material impact on ATK’s results of operations or financial position.

In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension and other postretirement plans. The revised requirements are effective for ATK’s financial statements for fiscal 2004—see Note 8.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In December 2003, the FASB revised FIN 46 (FIN 46R), delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. FIN 46R requires certain disclosures of an entity’s relationship with variable interest entities. FIN 46R was effective for companies with interests in variable interest entities or potential variable interest entities (commonly referred to as special-purpose entities, or SPEs) for periods ending after December 15, 2003. FIN 46R was effective for companies with all other types of entities (i.e. non-SPFs) for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on ATK’s results of operations or financial position.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. ATK’s financial statements as of March 31, 2004 do not reflect the effects of the Act, if any, on the APBO or net periodic postretirement benefit cost. ATK has not yet determined whether its postretirement benefit plans are “actuarially equivalent” to Medicare Part D under the Act. FSP 106-2 is effective for ATK beginning in the second fiscal quarter of its fiscal 2005.

Reclassifications.   Certain reclassifications have been made to the fiscal 2003 and 2002 financial statements to conform to the fiscal 2004 classification. The reclassifications had no impact on income from continuing operations before income taxes, net income, or stockholders’ equity.

2.                 Acquisitions

ATK used the purchase method of accounting to account for each of the following acquisitions, and, accordingly, the results of each acquired business are included in ATK’s consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill.

During fiscal 2004, ATK made the following two acquisitions:

•       On March 15, 2004, ATK acquired Mission Research Corporation (MRC) for $215,000 in cash. MRC is a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. The acquisition of MRC is a strategic transaction that gives ATK an advanced aerospace and defense technology pipeline spanning concept development to full-scale production. MRC has a reputation as a national asset in such areas as directed energy; electro-optical and infrared sensors; aircraft sensor integration; high-performance antennas and radomes; advanced signal processing; and specialized composites. Each of these areas is attractive in its own right, but of significantly greater potential value when coupled with ATK’s precision weapons and energetics capabilities. MRC has approximately 560 employees at 16 facilities in 10 states. The purchase price allocation for MRC has not yet been finalized pending valuation of intangible assets. None of the goodwill generated in this acquisition is expected to be deductible for tax purposes. For fiscal 2004, MRC is included in the “corporate and other” category within the segment results presented in Note 16. In fiscal 2005, MRC will be its own segment, known as ATK Mission Research.

•       On November 21, 2003, ATK acquired two businesses, Micro Craft and GASL, from Allied Aerospace for $43,312 in cash. Micro Craft and GASL (now known together as ATK GASL) are leaders in the development of hypervelocity and air-breathing systems for next-generation space vehicles, missiles, and projectiles. The transaction adds leading-edge propulsion and airframe technologies for aerospace and defense applications to ATK’s portfolio. Micro Craft is located in Tullahoma, TN, and GASL is located in Ronkonkoma, NY. ATK GASL is included in the Precision Systems segment. The purchase price allocation for ATK GASL has not yet been finalized pending the valuation of any intangible assets. Goodwill related to Micro Craft is not deductible for tax purposes, while the goodwill related to GASL is deductible.

During fiscal 2003, ATK acquired the following three entities for an aggregate cost of $144,996, which was paid in cash:

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

Goodwill recognized in those three transactions totaled $134,543, of which $96,681 was assigned to the Precision Systems segment. The remaining $37,862 was assigned to the Aerospace segment. Of the $134,543 of goodwill, $94,210 is deductible for tax purposes. The purchase price allocations for ATK Gun Systems, ATK Missile Systems, and COI were considered complete as of March 31, 2003.

During fiscal 2002, ATK acquired the following two entities:

•       Alcoa Inc.’s Thiokol propulsion business (Thiokol) for $708,343 in cash, on April 20, 2001. The majority of the Thiokol operations are included in ATK’s Aerospace segment, and a portion is in the Precision Systems segment. The purchase price allocation for Thiokol was considered complete as of March 31, 2002. The goodwill generated in this acquisition is not deductible for tax purposes.

•       The civil ammunition and related products business (the civil ammunition business), formerly known as the Sporting Equipment Group (SEG), of Blount International, Inc. (Blount) for 4,573,170 shares of ATK’s common stock, with a fair value of $247,817, plus a minimal amount of cash, on December 7, 2001. During fiscal 2003, ATK finalized the purchase price of the civil ammunition business with Blount, resulting in the receipt of $8,949 in cash from Blount, and also received $8,722 from Blount to partially compensate ATK for assuming underfunded pension plans. The civil ammunition business is included in the Ammunition segment. The purchase price allocation for the civil ammunition business was considered complete as of December 29, 2002. The goodwill generated in this acquisition is deductible for tax purposes.

Pro forma information on results of operations for fiscal 2004 and 2003, as if all of the fiscal 2004 and fiscal 2003 acquisitions had occurred on April 1, 2002, are as follows (unaudited):

	Years Ended March 31
	2004	2003
Sales	$2,517,634	$2,396,772
Income from continuing operations	161,806	116,954
Cumulative effect of change in accounting principle		3,830
Net income	$161,806	$120,784
Basic Earnings Per Share:
Income from continuing operations	$4.21	$3.05
Cumulative effect of change in accounting principle		0.10
Net income	$4.21	$3.15
Diluted Earnings Per Share:
Income from continuing operations	$4.13	$2.97
Cumulative effect of change in accounting principle		0.10
Net income	$4.13	$3.07

The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions actually occurred on the assumed acquisition date.

3.                 Receivables

Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	March 31
	2004	2003
Contract receivables:
Billed receivables	$230,062	$214,529
Unbilled receivables	295,377	230,492
Other receivables	3,409	6,135
Total current receivables	$528,848	$451,156

Receivable balances are shown net of customer progress payments received of $183,586 as of March 31, 2004 and $151,972 as of March 31, 2003. Receivable balances are shown net of allowances for doubtful accounts of $3,278 as of March 31, 2004 and $2,819 as of March 31, 2003.

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

4.                 Property, Plant, and Equipment

Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and test equipment is depreciated using the double declining balance method at most of ATK’s subsidiaries, and using the straight-line method at other facilities. Other depreciable property is depreciated using the straight-line method. Machinery and equipment are depreciated over three to 23 years and buildings and improvements are depreciated over three to 45 years. Depreciation expense was $63,923 in fiscal 2004, $61,066 in fiscal 2003, and $53,928 in fiscal 2002.

ATK periodically reviews property, plant, and equipment for impairment. When such an impairment is identified, it is recorded as a loss in that period.

Property, plant, and equipment consists of the following:

	March 31
	2004	2003
Land	$21,491	$23,029
Buildings and improvements	198,780	187,167
Machinery and equipment	593,701	539,876
Property not yet in service	36,429	41,406
Gross property, plant, and equipment	850,401	791,478
Less accumulated depreciation	(384,615)	(327,742)
Net property, plant, and equipment	$465,786	$463,736

5.                 Goodwill and Deferred Charges and Other Non-Current Assets

In accordance with SFAS 142, ATK tests goodwill for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment. Goodwill impairment testing under SFAS 142 is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. ATK estimates the fair values of the related operations using discounted cash flows. If the fair value is determined to be less than the carrying value, a second step would be performed to determine the amount of impairment. SFAS 142 requires that goodwill be tested as of the same date every year; ATK’s annual testing date is the first day of its fourth fiscal quarter. ATK has not had to record any goodwill impairment charges under SFAS 142.

The changes in the carrying amount of goodwill by segment were as follows:

	Aerospace	Ammunition	Precision Systems	Other	Total
Balance at April 1, 2002	$554,755	$156,265	$37,030		$748,050
Acquisitions	39,793		94,737		134,530
Adjustments	(698)	(41,989)			(42,687)
Balance at March 31, 2003	593,850	114,276	131,767	$—	839,893
Acquisitions			40,538	184,971	225,509
Adjustments	(2,246)	610	(55)		(1,691)
Balance at March 31, 2004	$591,604	$114,886	$172,250	$184,971	$1,063,711

The fiscal 2004 adjustments within each segment were due to adjustments of deferred income taxes and resolution of contingencies related to acquisitions made prior to the current fiscal year. The fiscal 2004 acquisition within the Precision Systems segment was the initial recording of ATK GASL. The fiscal 2004 acquisition within the Other segment was the initial recording of MRC. The fiscal 2003 adjustments within the Ammunition segment related to purchase price allocation adjustments for the civil ammunition business. The fiscal 2003 acquisition within the Aerospace segment was the acquisition of Composite Optics, Inc. The fiscal 2003 acquisitions within the Precision Systems segment were ATK Gun Systems and ATK Missile Systems.

Deferred charges and other non-current assets consists of the following:

	March 31
	2004	2003
Gross debt issuance costs	$24,809	$16,422
Less accumulated amortization	(4,555)	(3,475)
Net debt issuance costs	20,254	12,947
Other intangible assets	72,299	72,444
Environmental remediation receivable	17,191	19,047
Other non-current assets	17,603	14,403
Total deferred charges and other non-current assets	$127,347	$118,841

Other intangible assets consists primarily of trademarks, patented technology, and brand names that are not being amortized as their estimated useful lives are considered indefinite. As of March 31, 2004, ATK has no material intangible assets that are required to be amortized under SFAS 142; however, the purchase price allocation for ATK GASL and MRC have not yet been finalized pending valuation of acquired intangible assets.

6.                 Other Accrued Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2004	2003
Employee benefits and insurance	$35,713	$40,037
Warranty	14,559	16,242
Interest	10,838	14,932
Environmental remediation	6,709	6,251
Legal	1,767	1,838
Other	38,032	50,311
Total other accrued liabilities—current	$107,618	$129,611
Environmental remediation	$40,941	$43,939
Supplemental employee retirement plan	33,240	24,431
Management deferred compensation plan	24,258	11,967
Interest rate swaps	22,805	29,371
Minority interest in joint venture	6,729	6,279
Other	20,778	22,551
Total other long-term liabilities	$148,751	$138,538

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The following is a reconciliation of the changes in ATK’s product warranty liability during fiscal 2004:

Balance at March 31, 2003	$16,242
Payments made	(7)
Warranties issued	970
Changes related to preexisting warranties	(2,646)
Warranties acquired in business acquisitions	—
Balance at March 31, 2004	$14,559

7.      Long-Term Debt and Interest Rate Swaps

As of March 31, 2004 and 2003, long-term debt, including the current portion, consisted of the following:

	March 31
	2004	2003
Senior Credit Facility dated March 31, 2004:
Term Loan B due 2011	$400,000
Revolving Credit Facility due 2009
8.50% Senior Subordinated Notes due 2011	400,000	$400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000
Senior Credit Facility dated April 20, 2001:
Tranche C term loan		425,000
Revolving Credit Facility due 2007
Notes payable		187
Total long-term debt	1,080,000	825,187
Less current portion	4,000	4,331
Long-term debt	$1,076,000	$820,856

In March 2004, ATK entered into a new $700,000 Senior Credit Facility (the Senior Credit Facility) and repaid the Tranche C term loan under the previous senior credit facility dated April 20, 2001. The Senior Credit Facility is comprised of a Term Loan B of $400,000 maturing in 2011 and a $300,000 Revolving Credit Facility maturing in 2009. The Term Loan B requires quarterly principal payments of $1,000 through March 2010 and $94,000 from June 2010 through March 2011. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4,000 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term Loan B was 4.75% at March 31, 2004. As of March 31, 2004, the interest rate on the Term Loan B was 7.75% per annum after taking into account the related interest rate swap agreements, which are discussed below. The interest rate at March 31, 2004 is higher than expected due to the closing of the new Senior Credit Facility on that date as ATK was required to borrow at the base rate for two weeks effective the date of closing. Had ATK been allowed to use the Eurodollar rate immediately, the interest rates would have been approximately 2.92% and 5.93%, respectively. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.375% at March 31, 2004. As of March 31, 2004, ATK had no borrowings against its $300,000 revolving credit facility and had outstanding letters of credit of $72,355, which reduced amounts available on the revolving facility to $227,645. ATK’s weighted average interest rate on short-term borrowings was 3.5% during fiscal 2004 and 5.0% during fiscal 2003.

In February 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the Convertible Notes) that mature on February 15, 2024. Interest on the Convertible Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2004. Beginning with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the Convertible Notes in cash at any time on or after August 20, 2009. Holders of the Convertible Notes may require ATK to repurchase in cash some or all of the Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may convert their Convertible Notes into shares of ATK’s common stock at a conversion rate of 12.5843 shares per $1 principal amount of Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. Upon conversion, ATK is required to satisfy its obligations either solely in cash or solely in shares of its common stock. ATK currently intends to satisfy its obligations solely in cash, however, ATK retains the right to amend the indenture to require ATK to satisfy 100% of the principal amount of the Convertible Notes solely in cash, with any remaining amounts to be satisfied in cash, common stock, or a combination of cash and common stock. These contingently issuable shares are not included in diluted earnings per share because the circumstances allowing conversion have not occurred. Debt issuance costs of approximately $7,000 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the Convertible Notes.

In May 2001, ATK issued $400,000 aggregate principal amount of 8.50% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. The outstanding Senior Subordinated Notes are general unsecured obligations. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of March 31, 2004, the interest rate on the Senior Subordinated Notes was 4.74% after taking into account the related interest rate swap agreements, which are discussed below.

Both the Convertible Notes and the Senior Subordinated Notes rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis by substantially all of ATK’s domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

At March 31, 2004, the carrying amount of the variable-rate debt approximates fair market value, based on current rates for similar instruments with the same maturities. The fair value of the fixed-rate debt was approximately $722,000, $42,000 more than its carrying value. The fair value was determined based on market quotes for each issuance.

The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2005	$4,000
Fiscal 2006	4,000
Fiscal 2007	4,000
Fiscal 2008	4,000
Fiscal 2009	4,000
Thereafter	1,060,000
Total	$1,080,000

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 66% as of March 31, 2004 and 63% as of March 31, 2003.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes and the Convertible Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2004, ATK was in compliance with the covenants.

ATK has limited amortization requirements under the Senior Credit Facility over the next few years. ATK’s other debt service requirements consist principally of interest expense on its long-term debt. Additional cash may be required to repurchase or convert the Convertible Notes under certain circumstances, as discussed above. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of March 31, 2004, ATK had the following interest rate swaps:

			Interest Rate
Cash flow hedges:	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$37,960	$(1,160)	6.59%	1.11%	November 2004
Amortizing swap	60,000	(3,113)	5.25%	1.11%	December 2005
Amortizing swap	60,000	(3,138)	5.27%	1.11%	December 2005
Non-amortizing swap	100,000	(14,748)	6.06%	1.11%	November 2008
Derivative obligation		(22,159)

Fair value hedges:			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	4,071	8.50%	4.85%	May 2011
Non-amortizing swap	100,000	2,774	8.50%	5.06%	May 2011
Non-amortizing swap	200,000	(660)	8.50%	5.43%	May 2011
Derivative asset		6,185
		$(15,974)

In March 2004, ATK entered into a seven-year swap, with a $200,000 notional value, against ATK’s Senior Subordinated Notes. This swap agreement involves the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

In May 2002, ATK entered into two nine-year swaps, with a $100,000 notional value each, against ATK’s Senior Subordinated Notes. In fiscal 2003, ATK re-couponed these swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to LIBOR plus 3.7% and the receipt of $16,750 cash, which is included in other long-term liabilities and is being amortized to reduce interest expense through May 2011.

The fair market value of ATK’s interest rate swaps was $(15,974) at March 31, 2004, an improvement of $8,983 since March 31, 2003. Of the fair market value of $(15,974), $(22,805) was recorded within other long-term liabilities on the balance sheet, $2,537 was within accrued interest in other current liabilities, and $4,294 was within other non-current assets.

Cash paid for interest totaled $60,964 in fiscal 2004, $57,017 in fiscal 2003, and $66,297 in fiscal 2002. Cash received for interest totaled $1,060 in fiscal 2004, $1,429 in fiscal 2003, and $670 in fiscal 2002.

8.                 Employee Benefit Plans

Defined Benefit Plans

Pension Plans.   ATK has noncontributory defined benefit pension plans that cover substantially all employees. The plans provide either pension benefits of stated amounts for each year of credited service, or pension benefits based on employee annual pay levels and years of credited service. ATK funds the plans in accordance with federal requirements calculated using appropriate actuarial methods.

Postretirement Benefit Plans.   Generally, employees who retired from ATK on or before January 1, 2004 and were are at least age 55 with at least five or ten years of service, depending on pension plan provisions, are entitled to a pre- and/or post-65 healthcare company subsidy and retiree life insurance benefits. The portion of the healthcare premium cost borne by ATK for such benefits is based on the pension plan they are eligible for, years of service, and age at retirement. Generally, employees who retire after January 1, 2004 but before January 1, 2006, will be eligible for a pre-65 company subsidy.

ATK uses a December 31 measurement date for its pension and postretirement benefit plans.

Obligations and Funded Status

	Pension Benefits		Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$1,690,445	$1,595,225	$390,059	$372,552
Service cost	38,109	31,559	604	6,197
Interest cost	113,625	111,014	22,421	25,107
Amendments	(15,858)		(44,968)	(2,376)
Actuarial loss	179,277	74,167	26,884	17,721
Benefits paid	(124,667)	(121,520)	(34,859)	(29,142)
Benefit obligation at end of year	1,880,931	1,690,445	360,141	390,059
Change in plan assets
Fair value of plan assets at beginning of year	1,282,690	1,556,785	51,995	48,927
Adjustment to remove Rabbi Trust		(461)
Actual return on plan assets	285,988	(176,201)	4,218	(986)
Retiree contributions			8,909	9,371
Employer contributions	53,630	24,087	35,419	32,617
Benefits paid	(124,667)	(121,520)	(43,333)	(37,934)
Fair value of plan assets at end of year	1,497,641	1,282,690	57,208	51,995
Funded status	(383,290)	(407,755)	(302,933)	(338,064)
Accrued contribution	12,000		1,713	4,418
Unrecognized net actuarial loss	666,922	628,707	150,117	134,326
Unrecognized prior service (benefit) cost	(10,600)	9,883	(47,646)	(17,914)
Unrecognized net transition asset		1
Net amount recognized	$285,032	$230,836	$(198,749)	$(217,234)

Amounts Recognized in the Balance Sheet

	Pension Benefits
	2004	2003
Prepaid benefit cost	$113,897	$111,882
Accrued benefit liability	(230,178)	(260,902)
Intangible asset	951	10,134
Accumulated other comprehensive income	400,362	369,722
Prepaid benefit cost	$285,032	$230,836

The accumulated benefit obligation for all defined benefit pension plans was $1,712,409 as of March 31, 2004 and $1,535,129 as of March 31, 2003.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	March 31
	2004	2003
Projected benefit obligation	$1,628,795	$1,415,249
Accumulated benefit obligation	1,478,230	1,280,754
Fair value of plan assets	1,237,755	1,020,880

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits
	Years Ended March 31			Years Ended March 31
	2004	2003	2002	2004	2003	2002
Service cost	$38,109	$31,559	$28,434	$604	$6,197	$4,913
Interest cost	113,624	111,014	108,760	22,421	25,107	20,713
Expected return on plan assets	(151,350)	(162,086)	(160,858)	(3,713)	(3,865)	(3,498)
Amortization of unrecognized net loss	6,425	610	400	8,194	5,358	2,252
Amortization of unrecognized prior service cost	4,625	2,007	2,001	(4,564)	(2,940)	(2,972)
Amortization of unrecognized net transition asset	1	14	(161)
Net periodic benefit (income) cost before special termination benefits cost / curtailment	11,434	(16,882)	(21,424)	22,942	29,857	21,408
Special termination benefits cost / curtailment			8,372	(8,277)	(4,817)
Net periodic benefit (income) cost	$11,434	$(16,882)	$(13,052)	$14,665	$25,040	$21,408

During fiscal 2004, ATK recognized a curtailment benefit of $8,277 resulting from the elimination of retiree medical subsidies for most future retirees. During fiscal 2003, ATK recognized a curtailment benefit of $4,817 resulting from the elimination of retiree medical subsidies for certain future retirees. During fiscal 2002, ATK terminated certain employees within its Aerospace operations, resulting in the $8,372 charge to income for an enhanced pension benefit.

In accordance with SFAS No. 87, Employer’s Accounting for Pensions, ATK has recognized the minimum liability for underfunded pension plans equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as an intangible asset to the extent of any unrecognized prior service cost, with the remaining balance recorded as a reduction to equity. The minimum pension liability in excess of the unrecognized prior service cost was $400,362 as of March 31, 2004 and $369,722 as of March 31, 2003. The March 31, 2004 balance consists of an intangible pension asset of $951 and a pension liability of $401,313, and the March 31, 2003 balance consists of an intangible pension asset of $10,134 and a pension liability of $379,856. The change in the additional minimum pension liability recognized in other comprehensive income was as follows:

	Years Ended March 31
	2004	2003	2002
Change in:
Intangible assets	$(9,183)	$8,740	$(1,302)
Accrued pension benefit costs	(21,457)	(370,543)	(1,179)
Total change in additional minimum pension liability	$(30,640)	$(361,803)	$(2,481)

Assumptions

Weighted-Average Assumptions Used to Determine Benefit Obligations as of March 31

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Rate of compensation increase:
Union	3.00%	3.00%	3.00%
Salaried	3.25%	3.50%	4.00%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended March 31

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected long-term rate of return on plan assets	9.00%	9.50%	9.50%	6.00%/	6.00%/	6.00%
				8.00%	8.50%
Rate of compensation increase:
Union	3.00%	3.00%	3.00%
Salaried	3.50%	4.00%	4.00%

In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK’s own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. The expected long-term rate of return of 9.0% used in fiscal 2004 for pension plans was based on an asset allocation assumption of 65% with equity managers, with an expected long-term rate of return of 10%; 25% with fixed income managers, with an expected long-term rate of return of 7%; and 10% with real estate managers with an expected long-term rate of return of 8%.

Assumed Health Care Cost Trend Rates at March 31

	2004	2003
Health care cost trend rate assumed for next year	8.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Fiscal year that the rate reaches the ultimate trend rate	2008	2008

Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$1,119	$(1,070)
Effect on postretirement benefit obligation	16,410	(15,735)

Plan Assets

ATK’s pension plan weighted-average asset allocations at March 31, 2004 and 2003, and the target allocations for fiscal 2005, by asset category are as follows:

	Target	Actual as of March 31
Asset Category	2005	2004	2003
Domestic equity securities	35%	43%	42%
International equity securities	20%	25%	21%
Fixed income investments	20%	22%	27%
Other investments	25%	10%	10%
Total	100%	100%	100%

Pension plan assets for ATK are held in a trust and are invested in a diversified portfolio of equity securities, fixed income investments, and other investments (which includes real estate, hedge funds, and cash). ATK’s investment objectives for the pension plan assets are to minimize the present value of expected funding contributions and to meet or exceed the rate of return assumed for plan funding purposes over the long term. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. ATK regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. From time to time, the assets within each category may be outside the targeted range by amounts ATK deems acceptable.

Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goals are (1) to exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. Liability studies are conducted on a regular basis to provide guidance in setting investment goals with an objective to balance risk. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans’ investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.

Domestic equity securities include ATK common stock in the amounts of approximately $12,900 (0.8% of total plan assets) as of March 31, 2004 and approximately $12,800 (1.1% of total plan assets) as of March 31, 2003.

ATK’s nonpension postretirement benefit obligations are generally not prefunded.

Contributions

ATK expects to contribute approximately $45,000 to its pension plans and approximately $32,000 to its other postretirement benefit plans in fiscal 2005.

Defined Contribution Plans

ATK also sponsors a number of defined contribution plans. Participation in one of these plans is available to substantially all employees. The two principal defined contribution plans are 401(k) plans sponsored by ATK to which employees may contribute up to 50% of their pay (subject to limitations), an increase as of January 1, 2003, from 20%. Effective January 1, 2004, the ATK match to these plans changed. Depending on a participant’s years of service and certain other factors, participants receive either:

•       a matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% (or, in certain cases, 3%) of the participant’s contributed pay, or

•       a matching contribution of 50% up to 6% of the participant’s contributed pay.

Prior to January 1, 2004, most participants received a matching contribution of 50% up to 6% of the participant’s contributed pay, while employees hired after January 1, 2003 and employees of acquired companies received a match of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2%. The amount expensed for the ATK contribution to the plans was $17,764 in fiscal 2004, $15,870 in fiscal 2003, and $12,069 in fiscal 2002.

Approximately 1,775, or 15%, of ATK’s employees are covered by collective bargaining agreements. One of these agreements is expected to be renegotiated during fiscal 2005 due to current agreement expirations.

9.                 Income Taxes

The total income tax provision was allocated as follows:

	Years Ended March 31
	2004	2003	2002
Income from continuing operations	$55,041	$77,020	$46,107
Minority interest expense	(245)		(760)
Loss on disposal of discontinued operations			(2,856)
Cumulative effect of change in accounting principle		2,449
Stockholders’ equity, for other comprehensive income	(7,065)	(149,658)	(4,891)
Income tax provision	$47,731	$(70,189)	$37,600

ATK’s income tax provision attributable to income from continuing operations consists of:

	Years Ended March 31
	2004	2003	2002
Current:
Federal	$5,757	$39,728	$41,727
State	2,773	7,720	3,876
Deferred	46,511	29,572	504
Income tax provision attributable to income from continuing operations	$55,041	$77,020	$46,107

The items responsible for the differences between the federal statutory rate and ATK’s effective rate are as follows:

	Years Ended March 31
	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	2.3%	3.1%	3.4%
Non-deductible goodwill amortization			3.8%
Extraterritorial income benefit	(5.9)%	(0.4)%	(0.6)%
Other (tax benefits) / non-deductible costs, net	(1.3)%	4.9%	1.2%
Research and development credit	(3.9)%	(3.6)%	(4.8)%
Change in valuation allowance	(0.9)%
Income tax provision attributable to income from continuing operations	25.3%	39.0%	38.0%

The effective tax rate for fiscal 2004 of 25.3% varies from the federal statutory rate of 35% principally due to tax benefits from Research and Development (R&D) tax credits, Extraterritorial Income (ETI) exclusion tax benefits, and the favorable resolution of audit issues for fiscal 1999 through 2001. As a result of the audit settlement, ATK recognized $2,700 of R&D credit and $7,165 of Foreign Sales Corporation (FSC)/ETI benefit. In addition, ATK recognized $3,235 of ETI benefit because of favorable guidance issued by the Internal Revenue Service on the taxability of foreign sales. Approximately 3% of the lower rate for fiscal 2004 represents current year benefit associated with the R&D credit and ETI tax benefits.

The tax rates for fiscal 2003 and 2002 also reflect a benefit for R&D credit, which was partially offset in fiscal 2003 by tax charges for other permanent nondeductible costs and in fiscal 2002 by tax charges related to non-deductible goodwill amortization.

Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. As of March 31, 2004 and 2003, the deferred tax assets and liabilities resulted from temporary differences related to the following:

	March 31
	2004	2003
Deferred income tax asset:
Reserves for employee benefits	$127,145	$125,384
Environmental reserves	9,745	6,780
Long-term contract method of revenue recognition		5,743
Other reserves	27,115	24,744
Research tax credits	23,193	4,331
Alternative minimum tax credits	9,242	9,955
Other comprehensive income provision	161,615	154,550
Other	268	16,077
Gross deferred income tax asset	358,323	347,564
Valuation allowance	(4,759)	(7,116)
Deferred income tax asset, net	353,564	340,448
Deferred income tax liability:
Long-term contract method of revenue recognition	(21,269)
Property, plant, and equipment	(78,455)	(76,181)
Intangible assets	(26,778)	(20,712)
Prepaid pension asset	(135,017)	(111,558)
Deferred income tax liability	(261,519)	(208,451)
Net deferred income tax asset	$92,045	$131,997

ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The valuation allowance of $4,759 at March 31, 2004 relates to capital loss carryforwards and certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance was reduced by $2,357 during fiscal 2004 because expectations of the amount of state carryforward benefits that will be utilized before expiration was increased as a result of changes made to ATK’s structure. Of the valuation allowance, $365 will be allocated to reduce goodwill if the related deferred tax asset is ultimately recognized.

The deferred tax assets of $23,193 related to federal and state research tax credit carryforwards and $3,677 of state net operating loss carryforwards expire in years ending from March 31, 2005 through March 31, 2024. The alternative minimum tax credits of $9,242 may be carried forward indefinitely.

Income taxes paid, net of refunds, totaled $17,187 in fiscal 2004, $19,579 in fiscal 2003, and $4,239 in fiscal 2002.

10.          Commitments

ATK leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $43,563 in fiscal 2004, $35,326 in fiscal 2003, and $29,437 in fiscal 2002.

The following table summarizes ATK’s contractual obligations and commercial commitments as of March 31, 2004:

		Payments due by period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
Contractual obligations:
Long-term debt	$1,080,000	$4,000	$8,000	$8,000	$1,060,000
Operating leases	170,699	33,387	56,355	43,605	37,352
Pension plan contributions	252,000	18,000	90,000	144,000
Purchase obligations	13,500	4,500	9,000
Total contractual obligations	$1,516,199	$59,887	$163,355	$195,605	$1,097,352
Other commercial commitments:
Letters of credit	$72,355	$65,585	$6,770

Pension plan contributions is an estimate of ATK’s minimum funding requirements through fiscal 2009 to provide pension benefits for employees based on service provided through fiscal 2004 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulatory rules.

Purchase obligations represent contractual agreements to purchase a fixed or minimum amount of goods or services at a fixed or minimum price that are legally binding and are not cancelable without a substantial penalty or the occurrence of a remote contingency.

ATK currently leases its facility in Magna, Utah from a private party. This facility is used in the production and testing of some of ATK’s rocket motors. The current lease extends through September 2007 and may be extended through September 2022 at ATK’s sole discretion. The lease requires ATK to surrender the property back to its owner in its original condition. While ATK currently anticipates operating this facility indefinitely, ATK could incur significant costs if ATK were to terminate this lease.

11.          Contingencies

Litigation.   From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK’s business. ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its operating results, financial condition, or cash flows.

Environmental Remediation.   ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites that ATK owns or operates or formerly owns or operates, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, fines, and penalties, or third party property damage or personal injury claims, as a result of violations or liabilities of environmental laws or non-compliance with environmental permits.

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.5% as of March 31, 2004 and 2003. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2004		March 31, 2003
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(58,625)	$25,876	$(61,865)	$26,415
Unamortized discount	10,975	(3,745)	11,675	(3,821)
Present value amounts (payable) receivable	$(47,650)	$22,131	$(50,190)	$22,594

Amounts payable or receivable in periods beyond fiscal 2005 have been classified as non-current on the March 31, 2004 balance sheet. As such, of the $47,650 net liability, $6,709 is recorded within other current liabilities and $40,941 is recorded within other non-current liabilities. Of the $22,131 net receivable, $4,939 is recorded within other current assets and $17,192 is recorded within other non-current assets. As of March 31, 2004, the estimated discounted range of reasonably possible costs of environmental remediation was $47,650 to $74,025.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•       As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’ representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. Hercules’

environmental indemnity obligation relating to contamination on federal lands remains effective, provided that ATK gives notice of any claims related to federal lands on or before December 31, 2005.

•       ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. in fiscal 2002. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29,000, ATK and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, and ATK is responsible for any payments in excess of $49,000.

•       With respect to the civil ammunition business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extend through December 7, 2006, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125,000, less payments previously made.

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

At March 31, 2004, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2005	$1,831
Fiscal 2006	1,964
Fiscal 2007	1,674
Fiscal 2008	3,473
Fiscal 2009	3,425
Thereafter	20,382
Total	$32,749

ATK does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect its future operating results, financial condition, or cash flows. There were no material insurance recoveries related to environmental remediations during fiscal 2004, 2003, or 2002.

Other Contingencies.   ATK is also subject to a number of other potential risks and contingencies, including the following:

•       reductions or changes in NASA or U.S. Government military spending,

•       increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

•       termination of its contracts,

•       procurement and other related laws and regulations,

•       contract novation,

•       intense competition,

•       disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, and

•       fires or explosions at one of ATK’s facilities.

12.          Stockholders’ Equity

ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

ATK sponsors five stock-based incentive plans, including the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the 1997 Employee Stock Purchase Plan, the Non-Employee Director Restricted Stock Plan, the Management Compensation Plan, and the 2000 Stock Incentive Plan. ATK has reserved up to 16,089,794 common shares to be granted under these plans. Stock options are granted periodically, at the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. During fiscal 2004, ATK began issuing options under the 1990 Equity Incentive Plan and the 2000 Stock Incentive Plan with a seven-year term; most grants issued prior to that had a ten-year term. Restricted stock issued to non-employee directors and certain key employees totaled 10,181 shares in fiscal 2004, 26,589 shares in fiscal 2003, and 101,600 shares in fiscal 2002. Restricted shares vest over periods of one to four years from the date of award. As of March 31, 2004, net restricted shares of up to 157,532 shares were reserved for certain key officers which will vest upon achievement of certain financial performance goals through fiscal 2005.

A summary of ATK’s stock option activity is as follows:

	Years Ended March 31
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,128,413	$35.36	2,300,350	$27.73	2,854,890	$20.81
Granted	508,702	56.48	410,075	59.60	608,904	41.21
Exercised	(124,336)	22.56	(543,225)	21.84	(1,109,067)	17.73
Canceled	(24,575)	46.10	(38,787)	28.54	(54,377)	20.83
Outstanding at end of year	2,488,204	40.23	2,128,413	35.36	2,300,350	27.73
Options exercisable at year end	1,609,448	31.75	1,333,950	26.19	1,273,530	22.23
Weighted average fair value of options granted during the year		20.32		25.17		16.26

The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The following weighted average assumptions were used for grants:

	Years Ended March 31
	2004	2003	2002
Risk-free rate	3.5%	4.0%	4.8%
Expected volatility	31.2%	31.9%	30.5%
Expected option life	5 or 7 years	7 years	6 years

ATK has assumed an expected option life of five years for options with a seven-year term and seven years for options with a ten-year term.

A summary of stock options outstanding at March 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0 - $14.99	70,872	2.1 years	$11.87	70,872	$11.87
$15 - $24.99	588,515	4.1 years	21.28	588,515	21.28
$25 - $34.99	420,092	5.3 years	26.79	420,092	26.79
$35 - $44.99	155,550	4.4 years	40.63	137,700	40.88
$45 - $54.99	499,100	8.0 years	49.75	234,325	47.76
$55 - $64.99	712,850	7.8 years	58.25	120,003	59.09
$65 - $74.99	41,225	8.2 years	67.79	37,941	67.76
Total	2,488,204	6.2 years	$40.23	1,609,448	$31.75

In January 2004, ATK’s Board of Directors authorized ATK to repurchase up to 2,000,000 shares of its common stock. In February 2004, ATK repurchased 1,320,200 shares for approximately $75,000. ATK repurchased an additional 414,200 shares, at a cost of approximately $25,000, of its common stock in April and May of fiscal 2005. Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. As of March 31, 2004, ATK’s debt covenants permit ATK to make “restricted payments” (as defined in ATK’s debt covenants) up to $50,000, which among other items, would allow payments for future stock repurchases. As of April 1, 2004, the limit on restricted payments increased to $75,000.

13.          Restructuring Charges

During the fourth quarter of fiscal 2004, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin City Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The relocation is expected to be completed by the end of September 2004. In connection with these restructuring and related activities, ATK recorded costs of approximately $8,000 in fiscal 2004, primarily for employee termination benefits, facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales in the fourth quarter, primarily within the Ammunition segment.The liability related to these costs as of March 31, 2004 was approximately $6,000. ATK expects approximately $8,000 in additional costs will be recorded in fiscal 2005 related to the restructuring and related activities.

14.          Disposal of Discontinued Operations

During fiscal 2002, ATK recorded a $4,660 loss on disposal of discontinued operations, net of $2,856 in taxes, due to litigation related to the former Marine Systems operations.

15.          Supplemental Cash Flow Information

During fiscal 2002, ATK issued 4,573,170 shares of common stock, with a fair value of $247,817, directly to Blount to acquire the civil ammunition business.

16.          Operating Segment Information

During fiscal 2004, ATK had three operating segments:  Aerospace, Ammunition, and Precision Systems. These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.

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

•       The Ammunition segment supplies small-caliber military ammunition, medium-caliber ammunition, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•       The Precision Systems segment develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, propulsion and attitude control for missile defense systems, tactical rocket motors and warheads, upper stages for spacecraft and launch vehicles, advanced hypervelocity and air-breathing propulsion systems for space vehicles and weapon systems, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, and medium-caliber gun systems.

Effective April 1, 2004 (fiscal 2005), ATK realigned its business operations, forming a new segment, Advanced Propulsion and Space Systems. Following this realignment, and the acquisition of Mission Research Corporation (MRC), ATK has five segments: ATK Thiokol, Ammunition, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research. The April 1, 2004 realignment is not reflected in the information contained in this report.

All of ATK’s segments derive the majority of their sales from contracts with, and prime contractors to, the U.S. Government. ATK’s U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government sales	Percent of sales
2004	$1,810,000	77%
2003	1,587,000	73%
2002	1,353,000	75%

Sales to The Boeing Company represented approximately 5%, 8%, and 10% of ATK’s total sales in fiscal 2004, 2003, and 2002, respectively. While the majority of sales to this contractor were derived from rocket propulsion contracts in the Aerospace segment, the Precision Systems segment also derived a portion of their sales from sales to this contractor.

ATK’s foreign sales to customers were $155,533 in fiscal 2004, $163,954 in fiscal 2003, and $125,100 in fiscal 2002. Approximately 57% of fiscal 2004 foreign sales were in the Precision Systems segment, 29% were in the Ammunition segment, and 14% were in the Aerospace segment. Sales to no individual country outside the U.S. accounted for more than 1% of ATK’s sales in fiscal 2004. Substantially all of ATK’s assets are held in the U.S.

The following summarizes ATK’s results by segment:

	Year Ended March 31, 2004
	Aerospace	Ammunition	Precision Systems	Corporate and other	Total
Sales:
External customers	$982,063	$765,622	$611,969	$6,539	$2,366,193
Intercompany	2,810	20,096	15,872	(38,778)	—
Total	984,873	785,718	627,841	(32,239)	2,366,193
Capital expenditures	25,317	19,933	11,600	1,904	58,754
Depreciation	40,183	12,703	9,749	1,288	63,923
Amortization	1,099	670	628	3,598	5,995
Income from continuing operations before interest, income taxes and minority interest expense	147,068	70,883	69,056	(9,944)	277,063
Total assets	1,098,552	502,736	414,921	817,120	2,833,329

	Year Ended March 31, 2003
	Aerospace	Ammunition	Precision Systems	Corporate	Total
Sales:
External customers	$940,827	$681,762	$549,546		$2,172,135
Intercompany	2,234	23,919	5,976	$(32,129)	—
Total	943,061	705,681	555,522	(32,129)	2,172,135
Capital expenditures	21,336	19,885	11,840	1,110	54,171
Depreciation	38,713	9,508	10,606	2,239	61,066
Amortization	950	1,317	1,402	2,399	6,068
Income from continuing operations before interest and income taxes	155,759	73,181	59,357	(12,754)	275,543
Total assets	1,075,860	401,393	296,381	709,409	2,483,043

	Year Ended March 31, 2002
	Aerospace	Ammunition	Precision Systems	Corporate	Total
Sales:
External customers	$862,806	$470,783	$468,016		$1,801,605
Intercompany	1,085	26,254	1,189	$(28,528)	—
Total	863,891	497,037	469,205	(28,528)	1,801,605
Capital expenditures	14,072	15,243	10,193	3,376	42,884
Depreciation	37,014	5,641	8,843	2,430	53,928
Amortization	16,988	1,326	2,590	3,841	24,745
Income from continuing operations before interest and income taxes	132,660	57,508	40,718	(7,204)	223,682

Certain administrative functions are primarily managed by ATK at the corporate headquarters (“Corporate”). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, and income taxes. Pension and postretirement benefit expenses are allocated to each segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate.” MRC, which was acquired on March 15, 2004, is included in “Corporate and other”.

17.          Quarterly Financial Data (Unaudited)

Quarterly financial data is summarized as follows:

	Fiscal 2004 Quarter Ended
	June 29	September 28	December 28	March 31
Sales	$559,138	$566,551	$563,817	$676,687
Gross profit	121,095	120,739	124,845	127,261
Income from continuing operations	32,904	36,647	41,857	50,897
Net income	32,904	36,647	41,857	50,897
Earnings per share:
Basic earnings per share from continuing operations	0.85	0.95	1.08	1.34
Basic earnings per share	0.85	0.95	1.08	1.34
Diluted earnings per share from continuing operations	0.84	0.93	1.06	1.31
Diluted earnings per share	0.84	0.93	1.06	1.31

	Fiscal 2003 Quarter Ended
	June 30	September 29	December 29	March 31
Sales	$519,890	$513,145	$519,758	$619,342
Gross profit	113,329	114,824	119,788	131,452
Income from continuing operations	21,076	28,474	35,684	35,223
Net income	24,843	28,474	35,747	35,223
Earnings per share:
Basic earnings per share from continuing operations	0.55	0.75	0.93	0.92
Basic earnings per share	0.65	0.75	0.93	0.92
Diluted earnings per share from continuing operations	0.54	0.73	0.91	0.90
Diluted earnings per share	0.63	0.73	0.91	0.90

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

As of March 31, 2004, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in ATK’s periodic SEC filings. During the year ended March 31, 2004, there were no changes in ATK’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

PART III

The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from ATK’s definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K. ATK will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2004.

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding ATK’s executive officers is set forth in Item 1 in Part I of this Form 10-K.

ATK has adopted the ATK Code of Business Ethics & Conduct (the Code of BE&C) for all directors, officers, and employees. The Code of BE&C is included in the Corporate Governance section of ATK’s website at www.atk.com. The Code of BE&C satisfies the SEC’s requirements for a “code of ethics”.

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

3. Exhibits

See Exhibit Index on Page 104 of this Report.

Reports on Form 8-K

On January 22, 2004, ATK furnished information under Item 9 of Form 8-K pursuant to Regulation FD and Item 12, indicating that ATK had issued a press release reporting its financial results for the fiscal quarter ended December 28, 2003.

On February 13, 2004, ATK furnished information under Item 9 of Form 8-K pursuant to Regulation FD, indicating that ATK had issued three press releases:

•       announcing that its Board of Directors had authorized the repurchase of up to two million shares of ATK’s common stock through March 31, 2005;

•       announcing that it intended to offer $250 million principal amount of convertible senior subordinated notes due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933; and

•       announcing the pricing of that note offering and that it had granted the initial purchasers of the notes the option to purchase up to an additional $30 million aggregate principal amount of notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliant Techsystems Inc.
Date: May 27, 2004	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Daniel J. Murphy, Jr.	Chief Executive Officer (Principal Executive Officer)
Daniel J. Murphy, Jr.
/s/ Eric S. Rangen	Executive Vice President and Chief Financial Officer
Eric S. Rangen	(Principal Financial and Accounting Officer)
*	Director
Frances D. Cook
*	Director
Gilbert F. Decker
*	Director
Ronald R. Fogleman
*	Director
Jonathan G. Guss
*	Director
David E. Jeremiah
*	Director
Roman Martinez IV

*	Director and Chairman of the Board
Paul David Miller
*	Director
Robert W. RisCassi
*	Director
Michael T. Smith
*	Director
William G. Van Dyke

Date: May 27, 2004	By:	/s/ Ann D. Davidson
	Name:	Ann D. Davidson
Attorney-in-fact

ALLIANT TECHSYSTEMS INC.
FISCAL 2004 FORM 10-K
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

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
3(i).	1*

Restated Certificate of Incorporation of the Registrant, effective July 20, 1990, including Certificate of Correction effective September 21, 1990 (Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2001, File No. 333-67316 (the “Form S-4”)).

3(i).	2*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3.2 to the Form S-4).
3(i).	3*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (Exhibit 3.3 to the Form S-4).
3(ii).	1*	By-Laws, as amended through March 19, 2002 (Exhibit 3(ii) to Form 8-K dated March 21, 2002).
4.	1*

Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to Amendment No. 1 filed September 17, 1990, to the Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990 (the “Form 10”)).

4.	2*	Rights Agreement, dated as of May 7, 2002, by and between the Registrant and LaSalle Bank National Association, as rights agent (Exhibit 4.1 to the Registrant’s Form 8-A filed on May 14, 2002).
4.	3.1*	Indenture, dated as of May 14, 2001, between the Registrant and BNY Midwest Trust Company, as trustee, 8.50% Senior Subordinated Notes due 2011 (Exhibit 4.1 to the Form S-4).
4.	3.2*

First Supplemental Indenture, dated as of December 19, 2001, among the Registrant, its subsidiaries and BNY Midwest Trust Company, 8.50% Senior Subordinated Notes due 2011 (Exhibit 4 to Form 10-Q for the quarter ended December 30, 2001).

4.	3.3*

Second Supplemental Indenture, dated as of April 5, 2002, among the Registrant, its subsidiaries and BNY Midwest Trust Company, 8.50% Senior Subordinated Notes due 2011 (Exhibit 4.3.3 to the Registrant’s Form 10-K for the year ended March 31, 2002 (“the Fiscal 2002 Form 10-K”)).

4.	3.4*

Third Supplemental Indenture, dated as of June 6, 2002, among the Registrant, its subsidiaries and BNY Midwest Trust Company, 8.50% Senior Subordinated Notes due 2011 (Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.	3.5*

Fourth Supplemental Indenture, dated as of August 20, 2003, among the Registrant, its subsidiaries and BNY Midwest Trust Company, 8.50% Senior Subordinated Notes due 2011 (Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 28, 2003).

4.	3.6	Fifth Supplemental Indenture, dated as of February 9, 2004, among the Registrant, its subsidiaries and BNY Midwest Trust Company, 8.50% Senior Subordinated Notes due 2011.
4.	4

Registration Rights Agreement, dated as of February 19, 2004, among the Registrant and Banc of America Securities LLC, Credit Lyonnais Securities (USA) Inc., BNY Capital Markets, Inc. and NatCity Investments, Inc.

4.	5	Indenture, dated as of February 19, 2004, among the Registrant and BNY Midwest Trust Company, an Illinois trust company, as trustee, 2.75% Convertible Senior Subordinated Notes due 2024.
10.	1*	Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1, filed October 1, 1990, to the Form 10).
10.	2.1*

Environmental Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (Exhibit 10.2.1 to the Registrant’s Form 10-K for the year ended March 31, 2003 (“the Fiscal 2003 Form 10-K”)).

10.	2.2*	Amendment to Environmental Agreement, dated March 15, 1995 (Exhibit 10.2.2 to the Fiscal 2003 Form 10-K).
10.	3*	Form of Tax Sharing Agreement between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2, filed September 26, 1990, to the Form 10).
10.	4*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form 10).
10.	5.1*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 1998 (“the Fiscal 1998 Form 10-K”)).
10.	5.2*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to the Fiscal 1998 Form 10-K).
10.	5.3*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to the Fiscal 1998 Form 10-K).
10.	6.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10 to Form 10-Q for the quarter ended September 27, 1998).
10.	6.2*#	Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Fiscal 2002 Form 10-K).
10.	6.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).
10.	6.4#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002.
10.	7#	Alliant Techsystems Inc. Supplemental Executive Retirement Plan, effective January 1, 2003.
10.	8#	Alliant Techsystems Inc. Management Compensation Plan effective January 1, 2002.
10.	9.1*#	Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan effective January 1, 2003, as amended and restated March 18, 2003 (Exhibit 10.9.1 to the Fiscal 2003 Form 10-K).
10.	9.2*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).
10.	9.3#	First Amendment to the Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan effective February 2, 2004.
10.	10#	Amended and Restated Non-Employee Director Restricted Stock Plan effective May 4, 2004.
10.	11*#	Deferred Fee Plan for Non-Employee Directors (as amended and restated November 24, 1992) (Exhibit 10.18 to Form 10-K for the fiscal year ended March 31, 1993).

10.	12.1*#	Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan (Exhibit 10.3 to Form 10-Q for quarter ended October 1, 2000).
10.	12.2*#	Amendment No. 1 to Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan effective August 7, 2001 (Exhibit 10.16.2 to the Fiscal 2002 Form 10-K).
10.	12.3*#	Amendment No. 2 to Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan effective March 19, 2002 (Exhibit 10.16.3 to the Fiscal 2002 Form 10-K).
10.	13.1*#	Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Fiscal 1998 Form 10-K).
10.	13.2*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).
10.	14*#	Employment Agreement between the Registrant and Paul David Miller dated March 30, 2001, as amended and restated as of March 31, 2003 (Exhibit 10.14 to the Fiscal 2003 Form 10-K).
10.	15#	Employment Agreement with Daniel J. Murphy, Jr. dated February 1, 2004.
10.	16#	Separation Agreement and General Release of Claims between the Registrant and Jeff O. Foote, dated March 30, 2004.
10.	17*

Credit Agreement, dated as of March 31, 2004, among the Registrant, Bank of America, N.A., as Administrative Agent; the Lenders named therein; Credit Lyonnais New York Branch, as Syndication Agent; The Bank of New York, U.S. Bank National Association, and National City Bank, as Co-Documentation Agents; Banc of America Securities LLC and Credit Lyonnais New York Branch, as Joint Lead Arrangers; and Banc of America Securities LLC, as Sole Bookrunning Manager (the “Credit Agreement”) (Exhibit 99.1 to the Registrant’s Form 8-K dated April 6, 2004).

10.	18*

Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the “Purchase Agreement”), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).

10.	19*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).
10.	20.1*#	First Amendment and Restatement of 2000 Stock Incentive Plan effective January 23, 2001 (Exhibit 10.25.1 to the Fiscal 2002 Form 10-K).
10.	20.2*#	Amendment 1 to First Amendment and Restatement of 2000 Stock Incentive Plan effective April 24, 2001 (Exhibit 10.25.2 to the Fiscal 2002 Form 10-K).
10.	20.3*#	Amendment 2 to First Amendment and Restatement of 2000 Stock Incentive Plan effective January 21, 2002 (Exhibit 10.25.3 to the Fiscal 2002 Form 10-K).
10.	21#	Alliant Techsystems Inc. Executive Severance Plan as amended effective April 1, 2004.
21.	1	Subsidiaries of the Registrant as of March 31, 2004.
21.	2	Subsidiaries of the Registrant as of April 1, 2004.
23		Consent of Independent Registered Public Accounting Firm.
24		Powers of Attorney.
31.	1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.	2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.775148.102
ATK 10K FISCAL YEAR