Form 10-Q
period 2004-07-04
ALLIANT TECHSYSTEMS INC
filed 2004-08-09
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

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

Yes ☒   No ☐

As of July 30, 2004, 37,579,831 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED
(In thousands except per share data)	July 4, 2004	June 29, 2003
Sales	$644,395	$559,138
Cost of sales	531,557	438,043
Gross profit	112,838	121,095
Operating expenses:
Research and development	5,969	8,081
Selling	17,842	14,408
General and administrative	30,688	30,594
Total operating expenses	54,499	53,083
Income before interest, income taxes, and minority interest expense	58,339	68,012
Interest expense	(14,983)	(15,045)
Interest income	95	200
Income before income taxes and minority interest expense	43,451	53,167
Income tax provision	15,751	20,203
Income before minority interest expense	27,700	32,964
Minority interest expense, net of income taxes	126	60
Net income	$27,574	$32,904

Earnings per common share:
Basic	$0.74	$0.85
Diluted	0.72	0.84

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	July 4, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$18,151	$56,891
Net receivables	572,245	528,848
Net inventories	125,974	134,676
Deferred income tax asset	54,184	53,105
Other current assets	31,485	32,165
Total current assets	802,039	805,685
Net property, plant, and equipment	457,056	465,786
Goodwill	1,038,362	1,063,711
Prepaid and intangible pension assets	322,296	331,860
Deferred income tax asset	25,267	38,940
Deferred charges and other non-current assets	161,119	127,347
Total assets	$2,806,139	$2,833,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,000
Line of credit borrowings	3,000
Accounts payable	118,674	142,941
Contract advances and allowances	44,537	46,221
Accrued compensation	81,604	117,333
Accrued income taxes	33,724	10,278
Other accrued liabilities	117,608	107,618
Total current liabilities	403,147	428,391
Long-term debt	1,075,000	1,076,000
Postretirement and postemployment benefits liability	219,243	218,755
Minimum pension liability	401,314	401,314
Other long-term liabilities	124,845	144,669
Total liabilities	2,223,549	2,269,129
Contingencies (Note 11)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding 37,622,430 shares at July 4, 2004 and 37,439,972 at March 31, 2004	416	416
Additional paid-in-capital	446,982	468,044
Retained earnings	648,673	621,099
Unearned compensation	(983)	(1,015)
Accumulated other comprehensive income	(263,639)	(263,687)
Common stock in treasury, at cost, 3,934,668 shares held at July 4, 2004 and 4,117,126 shares held at March 31, 2004	(248,859)	(260,657)
Total stockholders’ equity	582,590	564,200
Total liabilities and stockholders’ equity	$2,806,139	$2,833,329

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	QUARTERS ENDED
(In thousands)	July 4, 2004	June 29, 2003
Operating activities
Net income	$27,574	$32,904
Adjustments to net income to arrive at cash (used for) provided by operating activities:
Depreciation	16,182	15,335
Amortization of intangible assets and unearned compensation	2,564	1,404
Deferred income tax	(1,079)
Loss (gain) on disposal of property	2,204	(340)
Minority interest expense, net of income taxes	126	60
Changes in assets and liabilities:
Net receivables	(43,397)	59,245
Net inventories	8,702	1,715
Accounts payable	(24,267)	(36,633)
Contract advances and allowances	(1,684)	(7,364)
Accrued compensation	(37,084)	(37,171)
Accrued income taxes	24,598	20,654
Accrued environmental	(160)	393
Pension and other postretirement benefits	10,052	(30,040)
Other assets and liabilities	(5,209)	11,300
Cash (used for) provided by operating activities	(20,878)	31,462
Investing activities
Capital expenditures	(10,332)	(9,179)
Proceeds from the disposition of property, plant, and equipment	7	1,394
Cash used for investing activities	(10,325)	(7,785)
Financing activities
Net borrowings on line of credit	3,000
Payments made on bank debt	(1,000)	(25,565)
Net purchase of treasury shares	(25,972)	(2,396)
Proceeds from employee stock compensation plans	16,435	6,044
Cash used for financing activities	(7,537)	(21,917)
(Decrease) increase in cash and cash equivalents	(38,740)	1,760
Cash and cash equivalents - beginning of period	56,891	14,383
Cash and cash equivalents - end of period	$18,151	$16,143

See Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Quarter Ended July 4, 2004

(Amounts in thousands except share and per share data and unless otherwise indicated)

1.             Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (fiscal 2004). Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of July 4, 2004, and its results of operations and cash flows for the quarters ended July 4, 2004 and June 29, 2003.

ATK has made certain reclassifications to the fiscal 2004 consolidated financial statements, as previously reported, to conform to current classification. These reclassifications did not change net income or stockholders’ equity as previously reported.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.             New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension and other postretirement plans. The revised annual disclosure requirements were effective for ATK’s financial statements for fiscal 2004. The interim-period disclosures are effective for ATK’s fiscal quarter ended July 4, 2004 – see Note 8.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. ATK’s financial statements as of July 4, 2004 do not reflect the effects of the Act, if any, on the APBO or net periodic postretirement benefit cost. ATK believes that one of its postretirement benefit plans is actuarially equivalent to Medicare Part D under the Act, but ATK believes that the subsidies it may receive related to this one plan will not be significant. FSP 106-2 is effective for ATK beginning in the second fiscal quarter of its fiscal 2005.

3.             Acquisitions and Goodwill

ATK did not make any acquisitions during the quarter ended July 4, 2004.

During the year ended March 31, 2004, ATK made the following two acquisitions:

•      On March 15, 2004, ATK acquired Mission Research Corporation (MRC) for $215,000 in cash and now operates the company as a separate segment under the name ATK Mission Research. ATK Mission Research is a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. The acquisition of ATK Mission Research is a strategic transaction that gives ATK an advanced aerospace and defense technology pipeline spanning concept development to full-scale production. ATK Mission Research has a reputation as a national asset in such areas as directed energy; electro-optical and infrared sensors; aircraft sensor integration; high-performance antennas and radomes; advanced signal processing; and specialized composites. Each of these areas is attractive in its own right, but of significantly greater potential value when coupled with ATK’s precision weapons and energetics capabilities. ATK Mission Research has approximately 560 employees at 16 facilities in 10 states. The purchase price allocation for ATK Mission Research has not yet been completed pending final valuation of acquired assets. None of the goodwill generated in this acquisition is expected to be deductible for tax purposes.

•      On November 21, 2003, ATK acquired two businesses, Micro Craft and GASL, from Allied Aerospace for $43,312 in cash. Micro Craft and GASL (now known together as ATK GASL) are leaders in the development of hypervelocity and air-breathing systems for next-generation space vehicles, missiles, and projectiles. The transaction adds leading-edge propulsion and airframe technologies for aerospace and defense applications to ATK’s portfolio. Micro Craft is located in Tullahoma, TN, and GASL is located in Ronkonkoma, NY. ATK GASL is included in the Advanced Propulsion and Space Systems segment. The purchase price allocation for ATK GASL was finalized as of July 4, 2004. Goodwill related to Micro Craft of approximately $17,000 is not deductible for tax purposes, while the goodwill related to GASL of approximately $19,000 is deductible.

ATK used the purchase method of accounting to account for these acquisitions and, accordingly, the results of each entity are included in ATK’s consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired for each of these transactions was recorded as goodwill.

Subsequent Event.  On July 12, 2004, ATK announced that it has agreed in principle to acquire the PSI Group, which includes Pressure Systems Inc., Programmed Composites Inc., and Able Engineering Company, Inc. The PSI Group is a leading manufacturer of satellite components and propellant tanks. The PSI Group provides mission-critical components for the emerging needs of the U.S. military, including next-generation global positioning, navigation and communication satellites. Headquartered in Commerce, CA, the PSI Group employs approximately 350 people. Pending federal regulatory review and approval, the acquisition, which ATK intends to finance with senior or subordinated debt, is expected to close in late-August 2004.

The changes in the carrying amount of goodwill for the quarter ended July 4, 2004 by operating segment were as follows:

	ATK Thiokol	Ammunition	Precision Systems	Advanced Propulsion & Space Systems	ATK Mission Research	Total
Balance at March 31, 2004	$462,696	$114,886	$131,712	$169,446	$184,971	$1,063,711
Adjustments				(4,706)	(20,643)	(25,349)
Balance at July 4, 2004	$462,696	$114,886	$131,712	$164,740	$164,328	$1,038,362

The adjustments to Advanced Propulsion and Space Systems’ and ATK Mission Research’s goodwill during the quarter were primarily due to the recording of other intangible assets for ATK GASL and ATK Mission Research, respectively, resulting in a deduction from goodwill.

Included in deferred charges and other non-current assets as of July 4, 2004 are other intangible assets of $72,263, which consists of trademarks, patented technology, and brand names that are not being amortized as their estimated useful lives are considered indefinite. Also included in deferred charges and other non-current assets as of July 4, 2004 are contracts and customer relationships intangible assets that are being amortized over their estimated useful lives, which range from 2 to 12 years.  The gross carrying amount of these amortizing assets as of July 4, 2004 is $38,405.  Amortization expense for the quarter ended July 4, 2004, as well as the total accumulated amortization as of July 4, 2004, was $1,627.  ATK expects amortization expense related to these assets to be $4,881 for the remainder of fiscal 2005, $6,508 in fiscal 2006, and $6,143 in each of fiscal 2007 through fiscal 2009.

4.             Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the quarters ended July 4, 2004 and June 29, 2003, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended
	July 4, 2004	June 29, 2003
Basic EPS shares outstanding	37,456	38,560
Dilutive effect of stock options	629	725
Diluted EPS shares outstanding	38,085	39,285

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	181	532

5.             Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters ended July 4, 2004 and June 29, 2003 were as follows:

	Quarters Ended
	July 4, 2004	June 29, 2003
Net income	$27,574	$32,904
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $(51) and $240	82	(392)
Change in fair value of available-for-sale securities, net of income taxes of $21 and $(136)	(34)	222
Total other comprehensive income (loss)	48	(170)
Total comprehensive income	$27,622	$32,734

6.             Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	July 4, 2004	March 31, 2004
Employee benefits and insurance	$36,395	$35,713
Warranty	14,088	14,559
Environmental remediation	7,915	6,709
Interest	7,904	10,838
Legal	1,768	1,767
Other	49,538	38,032
Total other accrued liabilities - current	$117,608	$107,618

Environmental remediation	$40,601	$40,941
Management deferred compensation plan	23,937	24,258
Interest rate swaps	22,672	22,805
Supplemental employee retirement plan	16,094	29,158
Minority interest in joint venture	6,855	6,729
Other	14,686	20,778
Total other long-term liabilities	$124,845	$144,669

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter ended July 4, 2004:

Balance at March 31, 2004	$14,559
Payments made	(288)
Warranties issued	130
Changes related to preexisting warranties	(313)
Balance at July 4, 2004	$14,088

7.             Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	July 4, 2004	March 31, 2004
Senior Credit Facility dated March 31, 2004:
Term Loan B due 2011	$399,000	$400,000
Revolving Credit Facility due 2009	3,000
8.50% Senior Subordinated Notes due 2011	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
Total long-term debt	1,082,000	1,080,000
Less current portion	7,000	4,000
Long-term debt	$1,075,000	$1,076,000

In March 2004, ATK entered into a new $700,000 Senior Credit Facility (the Senior Credit Facility) and repaid the Tranche C term loan under the previous senior credit facility dated April 20, 2001. The Senior Credit Facility is comprised of a Term Loan B of $400,000 maturing in 2011 and a $300,000 Revolving Credit Facility maturing in 2009. The Term Loan B requires quarterly principal payments of $1,000 through March 2010 and $94,000 from June 2010 through March 2011. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4,000 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. As of July 4, 2004, the weighted average interest rate for the Term Loan B was 2.94%. During the quarter ended July 4, 2004, the interest rate on the Term Loan B was 5.55% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.375% at July 4, 2004. As of July 4, 2004, ATK had $3,000 in borrowings against its $300,000 revolving credit facility and had outstanding letters of credit of $69,853, which reduced amounts available on the revolving facility to $227,147. ATK’s weighted average interest rate on short-term borrowings was 4.0% during the quarter ended July 4, 2004.

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

In May 2001, ATK issued $400,000 aggregate principal amount of 8.50% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. The outstanding Senior Subordinated Notes are general unsecured obligations. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of July 4, 2004, the interest rate on the Senior Subordinated Notes was 5.37% after taking into account the related interest rate swap agreements, which are discussed below.

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

The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of fiscal 2005	$6,000
Fiscal 2006	4,000
Fiscal 2007	4,000
Fiscal 2008	4,000
Fiscal 2009	4,000
Thereafter	1,060,000
Total	$1,082,000

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 65% as of July 4, 2004 and 66% as of March 31, 2004.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes and the Convertible Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 4, 2004, ATK was in compliance with the covenants.

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

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of July 4, 2004, ATK had the following interest rate swaps:

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Cash flow hedges:
Amortizing swap	$31,734	$(582)	6.59%	1.59%	November 2004
Amortizing swap	60,000	(1,980)	5.25%	1.59%	December 2005
Amortizing swap	60,000	(1,993)	5.27%	1.59%	December 2005
Non-amortizing swap	100,000	(9,125)	6.06%	1.60%	November 2008
Derivative obligation		(13,680)

			Receive Fixed	Pay Floating
Fair value hedges:
Non-amortizing swap	100,000	537	8.50%	5.69%	May 2011
Non-amortizing swap	100,000	(1,893)	8.50%	5.48%	May 2011
Non-amortizing swap	200,000	(6,101)	8.50%	6.06%	May 2011
Derivative obligation		(7,457)
		$(21,137)

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

In fiscal 2003, ATK re-couponed two $100,000 notional value swap contracts against ATK’s Senior Subordinated Notes. The transaction resulted in the receipt of $16,750 cash, which is included in other long-term liabilities and is being amortized to reduce interest expense through May 2011.

The fair market value of ATK’s interest rate swaps was $(21,137) at July 4, 2004, a decline of $5,163 since March 31, 2004. Of the fair market value of $(21,137), $(22,672) was recorded within other long-term liabilities on the balance sheet, $1,384 was within accrued interest in other current liabilities, and $151 was within other non-current assets.

Net cash paid for interest totaled $17,532 in the quarter ended July 4, 2004 and $18,743 in the quarter ended June 29, 2003.

8.             Employee Benefit Plans

	Pension Benefits Quarters Ended		Postretirement Benefits Quarters Ended
Components of Net Periodic Benefit Cost	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Service cost	$10,289	$11,525	$247	$131
Interest cost	28,377	34,363	5,292	4,850
Expected return on plan assets	(37,363)	(45,772)	(983)	(803)
Amortization of unrecognized net loss	4,920	1,943	2,278	1,773
Amortization of unrecognized prior service cost	(206)	1,399	(1,075)	(987)
Net periodic benefit cost before special termination benefits cost / curtailment	6,017	3,458	5,759	4,964
Special termination benefits costs / curtailment	813		1,905	(7,179)
Net periodic benefit cost (income)	$6,830	$3,458	$7,664	$(2,215)

The special termination benefits costs in the pension and other postretirement benefit (PRB) plans in the quarter ended July 4, 2004 were recorded in connection with the closure of the Twin Cities Army Ammunition Plant (TCAAP), as discussed in Note 12. The curtailment gain recorded during the quarter ended June 29, 2003 of $7,179 was due to a change in some of ATK’s other PRB plans.

Employer Contributions.  During the quarter ended July 4, 2004, ATK contributed $14,666 to its pension plans and $7,198 to its other PRB plans. Consistent with previous expectations, ATK presently anticipates contributing a total of $45,000 to its pension plans and $32,000 to its other PRB plans in fiscal 2005.

9.             Income Taxes

Income tax refunds, net of payments made, totaled $7,768 for the quarter ended July 4, 2004 and $452 for the quarter ended June 29, 2003. The refunds received during the current-year quarter were estimated taxes paid during the prior fiscal year.

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarters ended July 4, 2004 and June 29, 2003 represent effective tax rates of 36.3% and 38.0%, respectively. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate of 36.3% for the quarter ended July 4, 2004 differed from the federal statutory rate of 35% due to Extraterritorial Income (ETI) exclusion tax benefits, research and development tax credits, and state income taxes.

10.          Stock-Based Compensation

ATK offers stock-based employee compensation plans and accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-

based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock awards are recorded as compensation expense over the vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to stockholders’ equity. The following table illustrates the effect on net income and earnings per share if ATK had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock options.

	Quarters Ended
	July 4, 2004	June 29, 2003

Net income, as reported	$27,574	$32,904
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,526)	(1,382)
Pro forma net income	$26,048	$31,522

Earnings per share:
Basic—as reported	$0.74	$0.85
Basic—pro forma	0.70	0.82
Diluted—as reported	0.72	0.84
Diluted—pro forma	0.68	0.80

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

Environmental Remediation.  ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, fines, and penalties, or third-party property damage or personal injury claims, as a result of violations or liabilities of environmental laws or non-compliance with environmental permits.

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.5% as of July 4, 2004 and March 31, 2004. The following is a summary of the amounts recorded for environmental remediation:

	July 4, 2004		March 31, 2004
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(58,473)	$26,259	$(58,625)	$25,876
Unamortized discount	9,957	(3,102)	10,975	(3,745)
Discounted (liability) receivable	$(48,516)	$23,157	$(47,650)	$22,131

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. As such, of the $48,516 discounted liability as of July 4, 2004, $7,915 was recorded within other current liabilities and $40,601 was recorded within other long-term liabilities. Of the $23,157 discounted receivable, $5,964 was recorded within other current assets and $17,193 was recorded within other non-current assets. As of July 4, 2004, the estimated discounted range of reasonably possible costs of environmental remediation was $48,516 to $74,141.

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

12.          Restructuring Charges

In fiscal 2004, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin City Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The relocation is expected to be completed by the end of September 2004. In connection with these restructuring and related activities, ATK recorded costs of approximately $8,000 in fiscal 2004, primarily for employee termination benefits, facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2004 was approximately $6,000. During the quarter ended July 4, 2004, approximately $4,000 of this amount was disbursed and an additional $5,000 was expensed (including $2,718 for special termination benefits for pension and other postretirement benefits (PRB)). The liability as of July 4, 2004 was approximately $4,000 (not including the impact on the pension and other PRB plans). ATK expects approximately $4,000 in additional costs will be recorded in fiscal 2005 related to the restructuring and related activities.

13.          Stock Repurchases

In February 2004, ATK’s Board of Directors authorized ATK to repurchase up to 2,000,000 shares of its common stock. In fiscal 2004, ATK repurchased 1,320,200 shares. ATK repurchased an additional 414,200 shares, at a cost of approximately $25,000, in the quarter ended July 4, 2004. On August 3, 2004, ATK’s Board of Directors canceled authorization for the 265,600 shares remaining under the February 2004 authorization and authorized the repurchase of up to 2,000,000 additional shares through March 2006.

14.          Operating Segment Information

Effective April 1, 2004 (fiscal 2005), ATK realigned its business operations, forming a new segment, Advanced Propulsion and Space Systems. Following this realignment, ATK has five segments: ATK Thiokol, Ammunition, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research. These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.

•      The ATK Thiokol segment is a solid propellant rocket motor manufacturer, providing motors for human access to space (Space Shuttle), land- and sea-based strategic missiles, commercial and government space launch vehicles, and missile defense interceptors. The segment also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials/structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

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

The following summarizes ATK’s results by operating segment:

	Quarters Ended
	July 4, 2004	June 29, 2003
Sales to external customers:
ATK Thiokol	$208,031	$217,956
Ammunition	189,461	172,816
Precision Systems	122,202	109,267
Advanced Propulsion and Space Systems	77,890	59,099
ATK Mission Research	46,811
Total external sales	644,395	559,138
Intercompany sales:
ATK Thiokol	626	720
Ammunition	4,998	3,141
Precision Systems	4,351	2,376
Advanced Propulsion and Space Systems	8,085	9,168
ATK Mission Research
Corporate	(18,060)	(15,405)
Total intercompany sales	—	—
Total sales	$644,395	$559,138

Income before interest, income taxes, and minority interest expense:
ATK Thiokol	$32,866	$34,082
Ammunition	10,230	15,896
Precision Systems	13,978	11,714
Advanced Propulsion and Space Systems	1,488	8,911
ATK Mission Research	2,488
Corporate	(2,711)	(2,591)
Income before interest, income taxes, and minority interest expense	$58,339	$68,012

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

Overview

ATK is a supplier of aerospace and defense products to the U.S. Government, U.S. allies, and major prime contractors. ATK is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets. ATK is headquartered in Edina, Minnesota and has operating locations throughout the U.S. Effective April 1, 2004 (fiscal 2005), ATK realigned its business operations, forming a new segment, Advanced Propulsion and Space Systems. Following this realignment, ATK has five segments: ATK Thiokol, Ammunition, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research:

•      The ATK Thiokol segment, which generated 32% of ATK’s sales in the quarter ended July 4, 2004, is a solid propellant rocket motor manufacturer, providing motors for human access to space (Space Shuttle), land- and sea-based strategic missiles, commercial and government space launch vehicles, and missile defense interceptors. The segment also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials/structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

•      The Ammunition segment, which contributed 30% of ATK’s sales in the quarter ended July 4, 2004, supplies small-caliber military ammunition, medium-caliber ammunition, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•      The Precision Systems segment, which generated 19% of ATK’s sales in the quarter ended July 4, 2004, develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, tactical rocket motors and warheads, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, and medium-caliber gun systems.

•      The Advanced Propulsion and Space Systems segment, which accounted for 12% of ATK’s sales in the quarter ended July 4, 2004, supplies solid propellant rocket motors, integrated boosters and upper stages, advanced ordnance, and control systems for missile defense, space, strategic, tactical, and commercial applications; high-performance composite structures for space launch vehicles, rocket motor casings, military and commercial aircraft; telescope, satellite and spacecraft structures, optical benches, and antenna reflectors; and advanced hypervelocity and air-breathing propulsion systems for aerospace vehicles and weapon systems.

•      The ATK Mission Research segment, which contributed 7% of ATK’s sales in the quarter ended July 4, 2004, is a developer of advanced technologies that address emerging national security and homeland defense requirements in such areas as directed energy; electro-optical and infrared sensors; aircraft sensor integration; high-performance antennas and radomes; advanced signal processing; and specialized composites.

The majority of ATK’s sales are recognized as costs are incurred. ATK’s customers pay ATK cash based on costs incurred and profit earned, upon achievement of program milestones, or upon delivery of the product.

As a supplier to the U.S. aerospace and defense industry, ATK is dependent on funding levels of the U.S. Department of Defense (DoD) and NASA. The U.S. defense industry has experienced significant changes over the past few years. During the 1990s, the DoD budget declined, however that trend has reversed during the 2000s due to continuing geopolitical uncertainties. While the DoD’s budget for procurement and research, development, test, and evaluation continues to grow each year, the degree of future growth is not known and it may slow or even contract. However, ATK believes it is well-positioned in this budget environment to maintain or even increase its relative participation in the DoD budget, as it derives the majority of its DoD sales from products that are consumed (and then reprocured) in both tactical and training operations. ATK anticipates that, to the extent that future budget pressures mount, the majority of budget cuts would come in the areas where the DoD is developing new “platforms” - the vehicles used to deliver the weapons, including ships, aircraft, tanks and helicopters. Much of ATK’s product portfolio is “platform independent,” meaning it can be used in the legacy platforms of today (for example, M1A1 battle tanks and F-16 fighters) as well as in the platforms being developed for future use (for example, Future Combat Systems, Joint Strike Fighter, and F-22 stealth fighters/bombers). Therefore, if and when these future platform development programs come under budget pressures, ATK believes that it has limited exposure, relative to its industry peers.

In January 2004, President Bush announced a new space exploration program, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The new program anticipates that the Space Shuttle will be retired from service as early as 2010, to be replaced by a new spacecraft. The impact of this change, if any, on ATK is not currently known, but ATK believes that the Reusable Solid Rocket Motors (RSRM) will be part of the NASA launch system supporting the follow-on to the Space Shuttle Program. ATK believes that its RSRM and RSRM derivatives will be important to achieving an affordable launch system for the alternatives now under consideration.

ATK management believes that the key to its continued success is to focus on performance, simplicity, and affordability, and that its future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures on procurement and research and development accounts mount. ATK will concentrate on developing the ‘faster, farther, more accurate, and more lethal’ systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as strike fighters, guided-missile destroyers, and main battle tanks. ATK’s transformational weapons such as AARGM, BTERM, PGMM and MRM are aimed squarely at this growing market. At the same time, ATK believes it is pushing the envelope of technologies essential to ‘generation after next’ weapons and platforms – advanced sensor/seeker integration, directed energy, weapon data links, high-speed, long-range projectiles, thermal-resistant materials, and scramjet engines are examples.

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2004 (fiscal 2004). The accounting policies used in preparing ATK’s interim fiscal 2005 consolidated financial statements are the same as those described in ATK’s Annual Report, except as described in Note 2, New Accounting Pronouncements, to the unaudited consolidated financial statements included in this report.

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

ATK believes its critical accounting policies are those related to:

•      Revenue recognition,

•      Environmental remediation and compliance, and

•      Employee benefit plans.

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s fiscal 2004 Annual Report on Form 10-K.

Pension Assumptions

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

Based on these and other assumptions, ATK estimates that its pension expense will be approximately $31 million in fiscal 2005, an increase of approximately $20 million over fiscal 2004. Future actual pension expense will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Plans.

ATK expects to make pension plan contributions of approximately $45 million in fiscal 2005, of which $27 million is above the minimum amount legally required for the year. A substantial portion of ATK’s pension plan contributions are recoverable from the U.S. Government as allowable indirect contract costs, although not necessarily in the same year the contribution is made.

ATK expects to make contributions to its other postretirement benefit plans of approximately $32 million in fiscal 2005.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. In accordance with FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, ATK’s financial statements as of July 4, 2004 do not reflect the effects of the Act, if any, on the accumulated postretirement benefit obligation (APBO) or net periodic postretirement benefit cost. ATK believes that one of its postretirement benefit plans is actuarially equivalent to Medicare Part D under the Act, but ATK believes that the subsidies it may receive related to this one plan will not be significant. FSP 106-2 is effective for ATK beginning in the second fiscal quarter of its fiscal 2005.

Space Shuttle Contract

ATK is the sole manufacturer of the Reusable Solid Rocket Motors (RSRM) for NASA’s Space Shuttle. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. The RSRM program represented 16% of ATK’s total sales in the quarter ended July 4, 2004.

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

Minuteman III Contract

ATK participates in a contract sharing agreement with United Technologies Corporation’s Pratt & Whitney to perform the Minuteman III Propulsion Replacement program. On August 7, 2003, Pratt &Whitney’s Space and Missile Propulsion manufacturing facility experienced a propellant ignition incident. As a result, Minuteman III product deliveries have not been made in accordance with the contract schedule. In order to facilitate program recovery and meet the objectives of each party, ATK and Pratt & Whitney have reached an agreement to transfer all work previously performed by Pratt & Whitney to ATK. The planned transition is in progress and is planned to be complete in mid-fiscal 2005. This transition includes the qualification of production processes at ATK facilities to perform the work being transferred. In addition, ATK and Pratt & Whitney are working with the customer, Northrop Grumman, to restructure the Minuteman contract in a manner acceptable to the Air Force. This restructuring activity is being finalized and is expected to be available for Air Force review by mid-fiscal 2005. The Minuteman III program represented 6% of ATK’s sales in the quarter ended July 4, 2004.

Restructuring Charges

In fiscal 2004, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin City Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The relocation is expected to be completed by the end of September 2004. In connection with these restructuring and related activities, ATK recorded costs of approximately $8 million in fiscal 2004, primarily for employee termination benefits, facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2004 was approximately $6 million. During the quarter ended July 4, 2004, approximately $4 million of this amount was disbursed and an additional $5 million was expensed (including $2.7 million for special termination benefits for pension and other postretirement benefits (PRB)). The liability as of July 4, 2004 was approximately $4 million (not including the impact on the pension and other PRB plans). ATK expects approximately $4 million in additional costs will be recorded in fiscal 2005 related to the restructuring and related activities.

Results of Operations

Acquisitions

ATK did not make any acquisitions during the quarter ended July 4, 2004.

During the year ended March 31, 2004, ATK made the following two acquisitions:

•      On March 15, 2004, ATK acquired Mission Research Corporation (MRC) for $215 million in cash and now operates the company as a separate segment under the name ATK Mission Research. ATK Mission Research is a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. The acquisition of ATK Mission Research is a strategic transaction that gives ATK an advanced aerospace and defense technology pipeline spanning concept development to full-scale production. ATK Mission Research has a reputation as a national asset in such areas as directed energy; electro-optical and infrared sensors; aircraft sensor integration; high-performance antennas and radomes; advanced signal processing; and specialized composites. Each of these areas is attractive in its own right, but of significantly greater potential value when coupled with ATK’s precision weapons and energetics capabilities. ATK Mission Research has approximately 560 employees at 16 facilities in 10 states.

•      On November 21, 2003, ATK acquired two businesses, Micro Craft and GASL, from Allied Aerospace for $43.3 million in cash. Micro Craft and GASL (now known together as ATK GASL) are leaders in the development of hypervelocity and air-breathing systems for next-generation space vehicles, missiles, and projectiles. The transaction adds leading-edge propulsion and airframe technologies for aerospace and defense applications to ATK’s portfolio. Micro Craft is located in Tullahoma, TN, and GASL is located in Ronkonkoma, NY. ATK GASL is included in the Advanced Propulsion and Space Systems segment.

ATK used the purchase method of accounting to account for all of these acquisitions and, accordingly, the results of each entity are included in ATK’s consolidated financial statements since the date of each acquisition.

On July 12, 2004, ATK announced that it has agreed in principle to acquire the PSI Group, which includes Pressure Systems Inc., Programmed Composites Inc., and Able Engineering Company, Inc. The PSI Group is a leading manufacturer of satellite components and propellant tanks. The PSI Group provides mission-critical components for the emerging needs of the U.S. military, including next-generation global positioning, navigation and communication satellites. Headquartered in Commerce, CA, the PSI Group employs approximately 350 people. Pending federal regulatory review and approval, the acquisition, which ATK intends to finance with senior or subordinated debt, is expected to close in late-August 2004.

Sales

The following is a summary of each operating segment’s sales, including intercompany sales (in millions):

	Quarters Ended
	July 4, 2004	June 29, 2003	$ Change	% Change

ATK Thiokol	$208.7	$218.7	$(10.0)	(5)%
Ammunition	194.5	176.0	18.5	11%
Precision Systems	126.6	111.6	15.0	13%
Advanced Propulsion and Space Systems	86.0	68.3	17.7	26%
ATK Mission Research	46.8		46.8
Intercompany	(18.2)	(15.5)	(2.7)
Total sales	$644.4	$559.1	$85.3	15%

The increase in sales was driven by organic growth in many of the existing businesses, along with sales from businesses acquired during the past year, as described above.

ATK Thiokol.  The decrease in sales was due to:

•      a $9 million reduction on the GEM solid rocket booster programs, consistent with the anticipated production schedule for these motors,

•      a decrease of $3 million in royalty payments received, and

•      a $3 million reduction on the Titan IVB Solid Rocket Motor Upgrade (SRMU) contract, consistent with the anticipated post-production/launch support schedule.

Partially offsetting these was an increase of $5 million on the Reusable Solid Rocket Motor (RSRM) program due to the timing of material purchases.

Ammunition.  The increase in sales was driven by:

•      an increase of $8 million in Mk-90 propellant sales,

•      a $7 million increase in civil ammunition and related products due to higher government and law enforcement sales, and

•      a $3 million increase of military small-caliber ammunition produced by the Lake City Army Ammunition Plant.

Precision Systems.  The increase in sales was due to:

•      an increase of $8 million in missile warning systems, primarily the family of AN/AAR-47 programs,

•      a $5 million increase in fuzes & proximity sensors, principally the DSU-33 and Multi-Option Fuze for Artillery (MOFA) programs,

•      a $4 million increase in medium-caliber gun systems,

•      an increase of $3 million on barrier systems, and

•      a $3 million increase in composite structures.

Partially offsetting these was a $4 million reduction in precision munitions, primarily the Mid Range Munition (MRM) program.

Advanced Propulsion and Space Systems.  The increase in sales was due to:

•      the acquisition of ATK GASL in the third quarter of fiscal 2004, which added $8 million in sales,

•      an increase of $6 million in missile defense, principally SM-3 in connection with increased production in support of initial deployment rounds, and

•       a $2 million increase in military aircraft structures, primarily the Global Hawk wing components.

Partially offsetting these was a $3 million reduction in composite launch structures, principally the Delta programs.

Gross Profit

	Quarters Ended
(amounts in millions)	July 4, 2004	As a% of Sales	June 29, 2003	As a% of Sales	Change

Gross profit	$112.8	17.5%	$121.1	21.7%	$(8.3)

The decrease in gross profit was due to:

•      a charge of approximately $7 million in the current-year quarter due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program in the Advanced Propulsion and Space Systems segment,

•      the absence of the $7 million curtailment gain that was recorded as a reduction of cost of sales in the prior-year quarter in connection with a change in some of ATK’s postretirement benefit plans,

•      costs of $5 million for restructuring and related activities as a result of the U.S. Army’s announced plans to exit the Twin City Army Ammunition Plant (TCAAP), as discussed above, and

•      the increase of approximately $3 million in pension expense.

Partially offsetting these decreases was an increase in gross profit in connection with higher sales.

Operating Expenses

	Quarters Ended
(amounts in millions)	July 4, 2004	As a% of Sales	June 29, 2003	As a% of Sales	Change

Research and development	$6.0	0.9%	$8.1	1.4%	$(2.1)
Selling	17.8	2.8%	14.4	2.6%	3.4
General and administrative	30.7	4.8%	30.6	5.5%	0.1
Total	$54.5	8.5%	$53.1	9.5%	$1.4

Operating expenses increased primarily due to the inclusion of businesses acquired in the past year, partially offset by the absence of increased research and development costs incurred by the Precision Systems segment in the prior year.

Income Before Interest, Income Taxes, and Minority Interest Expense

	Quarters Ended
(amounts in millions)	July 4, 2004	As a% of Sales	June 29, 2003	As a% of Sales	Change

ATK Thiokol	$32.9	15.8%	$34.1	15.6%	$(1.2)
Ammunition	10.2	5.3%	15.9	9.0%	(5.7)
Precision Systems	14.0	11.0%	11.7	10.5%	2.3
Advanced Propulsion and Space Systems	1.5	1.7%	8.9	13.0%	(7.4)
ATK Mission Research	2.5	5.3%			2.5
Corporate	(2.8)		(2.6)		(0.2)
Total	$58.3	9.1%	$68.0	12.2%	$(9.7)

The decrease in income before interest, income taxes, and minority interest expense was due to:

•      a charge of approximately $7 million during the current-year quarter on the F/A-22 Stabilator composite structures program in the Advanced Propulsion and Space Systems segment, as described below,

•      the absence of the $7 million curtailment gain that was recorded as a reduction of cost of sales in the prior-year quarter in connection with a change in some of ATK’s postretirement benefit plans,

•      costs of $5 million for restructuring and related activities as a result of the U.S. Army’s announced plans to exit the Twin City Army Ammunition Plant (TCAAP), as discussed above, and

•      the increase of approximately $3 million in pension expense.

Partially offsetting these decreases was an increase in connection with higher sales. See below for other program-related changes within each operating segment.

ATK Thiokol.  The decrease was primarily due to a decrease of $3 million in royalty payments received and the absence of ATK Thiokol’s portion of the curtailment gain ($1.4 million), as discussed above. These decreases were partially offset by an increase in profitability on the Ground-based Midcourse Defense program.

Ammunition.  The decrease was due to the restructuring costs of $5 million, as discussed above, along with the absence of Ammunition’s portion of the curtailment gain ($2.4 million), as discussed above. Partially offsetting these was an increase in profitability from higher Mk-90 propellant sales.

Precision Systems.  The increase is due to increases on medium-caliber gun systems, large-caliber ammunition, fuzing & integrated ordnance, and missile warning systems programs. Partially offsetting these was the absence of Precision Systems’ portion of the curtailment gain ($2.3 million), as discussed above.

Advanced Propulsion and Space Systems.  The decrease was driven by the charge of approximately $7 million in the current-year quarter due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program, as well as a decline in launch structures programs and the absence of Advanced Propulsion and Space Systems’ portion of the curtailment gain ($1.1 million), as discussed above. Partially offsetting these items were increases on composite optics structure and missile defense programs.

The net expense at the corporate level primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters.

Interest Expense

Net interest expense for the quarter ended July 4, 2004 was $14.9 million, an increase of $0.1 million compared to $14.8 million in the comparable quarter of fiscal 2004. This increase was due to a higher average outstanding debt balance, partially offset by a lower average borrowing rate.

Income Tax Provision

	Quarters Ended
(amounts in millions)	July 4, 2004	Effective Rate	June 29, 2003	Effective Rate	Change

Income tax provision	$15.8	36.3%	$20.2	38.0%	$(4.4)

ATK’s provision for income taxes includes both federal and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate of 36.3% for the quarter ended July 4, 2004 differed from the federal statutory rate of 35% due to Extraterritorial Income (ETI) exclusion tax benefits, research and development tax credits, and state income taxes.

Minority Interest Expense

The minority interest expense in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. and is consolidated into ATK’s financial statements.

Net Income

Net income for the quarter ended July 4, 2004 was $27.6 million, a decrease of $5.3 million compared to $32.9 million in the comparable quarter of fiscal 2004. The decrease was due to a decrease in gross profit of $8.3 million and an increase in operating expenses of $1.4 million, partially offset by a decrease in the income tax provision of $4.4 million.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Flows

Cash used for operating activities totaled $21 million, a decrease of $52 million compared to cash provided by operating activities of $31 million in the comparable quarter of the prior year. This reduction was due to $78 million of additional cash used for working capital primarily due to significant accounts receivable collections in the prior year, particularly on the Delta and Minuteman III programs. Also contributing to the decrease was approximately $14 million in cash that was contributed to ATK’s supplemental employee retirement plan (SERP) to cover a lump-sum retirement benefit payment to ATK’s former CEO during the quarter; payments to the SERP are included in the “other assets and liabilities” line in the statement of cash flows. These items were partially offset by a $40 million improvement for pension and other postretirement benefits (PRB) due to a $20 million reduction in contributions to the qualified pension plans and a $13 million increase in pension and other PRB expense.

Cash used for investing activities totaled $10 million, compared to $8 million used in the comparable quarter of the prior year. Capital expenditures increased $1 million in connection with the overall growth of the company.

Cash used for financing activities totaled $8 million, $14 million less than the $22 million used in the prior-year quarter. Payments on bank debt decreased $25 million. Proceeds from employee stock compensation plans increased $10 million. During the quarter ended July 4, 2004, ATK repurchased 414,200 shares of its common stock, at a cost of approximately $25 million.

ATK does not expect its level of capital expenditures to change significantly in the foreseeable future.

ATK typically generates cash flows from operating activities in excess of its commitments. If this occurs, ATK has several strategic opportunities for capital deployment, which may include funding acquisitions, stock repurchases, debt repayments, and other alternatives.

Debt

Long-term debt, including the current portion, consisted of the following (in thousands):

	July 4, 2004	March 31, 2004
Senior Credit Facility dated March 31, 2004:
Term Loan B due 2011	$399,000	$400,000
Revolving Credit Facility due 2009	3,000
8.50% Senior Subordinated Notes due 2011	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
Total long-term debt	1,082,000	1,080,000
Less current portion	7,000	4,000
Long-term debt	$1,075,000	$1,076,000

In March 2004, ATK entered into a new $700 million Senior Credit Facility (the Senior Credit Facility) and repaid the Tranche C term loan under the previous senior credit facility dated April 20, 2001. The Senior Credit Facility is comprised of a Term Loan B of $400 million maturing in 2011 and a $300 million Revolving Credit Facility maturing in 2009. The Term Loan B requires quarterly principal payments of $1 million through March 2010 and $94 million from June 2010 through March 2011. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4 million are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. As of July 4, 2004, the weighted average interest rate for the Term Loan B was 2.94%. During the quarter ended July 4, 2004, the interest rate on the Term Loan B was 5.55% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.375% at July 4, 2004. As of July 4, 2004, ATK had $3 million in borrowings against its $300 million revolving credit facility and had outstanding letters of credit of $70 million, which reduced amounts available on the revolving facility to $227 million. ATK’s weighted average interest rate on short-term borrowings was 4.0% during the quarter ended July 4, 2004.

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

In May 2001, ATK issued $400 million aggregate principal amount of 8.50% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. The outstanding Senior Subordinated Notes are general unsecured obligations. Interest on the outstanding

Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of July 4, 2004, the interest rate on the Senior Subordinated Notes was 5.37% after taking into account the related interest rate swap agreements, which are discussed below.

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

The scheduled minimum loan payments on outstanding long-term debt are as follows (in thousands):

Remainder of fiscal 2005	$6,000
Fiscal 2006	4,000
Fiscal 2007	4,000
Fiscal 2008	4,000
Fiscal 2009	4,000
Thereafter	1,060,000
Total	$1,082,000

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 65% as of July 4, 2004 and 66% as of March 31, 2004.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes and the Convertible Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 4, 2004, ATK was in compliance with the covenants.

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

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of July 4, 2004, ATK had the following interest rate swaps (in thousands):

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Cash flow hedges:
Amortizing swap	$31,734	$(582)	6.59%	1.59%	November 2004
Amortizing swap	60,000	(1,980)	5.25%	1.59%	December 2005
Amortizing swap	60,000	(1,993)	5.27%	1.59%	December 2005
Non-amortizing swap	100,000	(9,125)	6.06%	1.60%	November 2008
Derivative obligation		(13,680)

			Receive Fixed	Pay Floating
Fair value hedges:
Non-amortizing swap	100,000	537	8.50%	5.69%	May 2011
Non-amortizing swap	100,000	(1,893)	8.50%	5.48%	May 2011
Non-amortizing swap	200,000	(6,101)	8.50%	6.06%	May 2011
Derivative obligation		(7,457)
		$(21,137)

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

In fiscal 2003, ATK re-couponed two $100 million notional value swap contracts against ATK’s Senior Subordinated Notes. The transaction resulted in the receipt of $16.8 million cash, which is included in other long-term liabilities and is being amortized to reduce interest expense through May 2011.

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

Environmental Remediation.  ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, fines, and penalties, or third-party property damage or personal injury claims, as a result of violations or liabilities of environmental laws or non-compliance with environmental permits.

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.5% as of July 4, 2004 and March 31, 2004. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	July 4, 2004		March 31, 2004
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(58,473)	$26,259	$(58,625)	$25,876
Unamortized discount	9,957	(3,102)	10,975	(3,745)
Discounted (liability) receivable	$(48,516)	$23,157	$(47,650)	$22,131

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. As of July 4, 2004, the estimated discounted range of reasonably possible costs of environmental remediation was $48.5 million to $74.1 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in ATK’s market risk during the quarter ended July 4, 2004. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the year ended March 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

As of July 4, 2004, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in ATK’s periodic SEC filings. During the quarter ended July 4, 2004, there were no changes in ATK’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1- 30, 2004	290,400	$60.69	290,400	(a)	389,400	(b)
May 1 - 31, 2004	123,800	59.64	123,800	(a)	265,600	(b)
June 1 - 30, 2004	0	n/a	0		265,600	(b)
	414,200	$60.36	414,200	(a)

These repurchases were made in open-market transactions.

(a) In February 2004, ATK’s Board of Directors authorized ATK to repurchase up to 2,000,000 shares of its common stock. In fiscal 2004, ATK repurchased 1,320,200 shares.

(b) On August 3, 2004, ATK’s Board of Directors canceled authorization for the 265,600 shares remaining under the February 2004 authorization and authorized the repurchase of up to 2,000,000 additional shares through March 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

4.1	Sixth Supplemental Indenture, dated as of June 4, 2004, among the Registrant, its subsidiaries and BNY Midwest Trust Company, 8½% Senior Subordinated Notes due 2011.
10.1	Second Amendment to the Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan effective July 1, 2004
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K.

On April 6, 2004, ATK filed information under Item 5 and Item 7 indicating that ATK had entered into a Credit Agreement among ATK as the Borrower; Bank of America, N.A., as Administrative Agent; the Lenders from time to time parties thereto; the Swing Line Lender as identified therein; Credit Lyonnais New York Branch, as Syndication Agent; The Bank of New York, U.S. Bank National Association, and National City Bank, as Co-Documentation Agents; Banc of America Securities LLC and Credit Lyonnais New York Branch, as Joint Lead Arrangers; and Banc of America Securities LLC as Sole Bookrunning Manager.

On May 6, 2004, ATK furnished information under Item 7, Item 9 of Form 8-K pursuant to Regulation FD, and Item 12, indicating that ATK had issued a press release reporting its financial results for the fiscal year ended March 31, 2004.

On May 10, 2004, ATK furnished information under Item 7 and Item 9 of Form 8-K pursuant to Regulation FD, indicating that ATK had issued a press release reporting that Gen. Ronald R. Fogleman (U.S. Air Force, Retired) and Roman Martinez IV had been elected to ATK’s board of directors, effective May 5, 2004.

On June 2, 2004, ATK filed information under Item 5 of Form 8-K to present Items 7 and 8 from ATK’s fiscal 2004 Form 10-K taking into account the realignment of its business operations effective April 1, 2004.

On June 10, 2004, ATK filed information under Item 5 of Form 8-K to present ATK’s results by operating segment for each quarter in fiscal 2004 and 2003 taking into account the realignment of its business operations effective April 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: August 9, 2004	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)