Form 10-Q
period 2004-10-03
ALLIANT TECHSYSTEMS INC
filed 2004-11-12
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

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

Yes ☒   No ☐

As of October 29, 2004, 37,678,884 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I – Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II – Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures
Exhibit Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED		SIX MONTHS ENDED
(In thousands except per share data)	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Sales	$673,050	$566,551	$1,317,445	$1,125,689
Cost of sales	552,472	446,947	1,084,029	884,990
Gross profit	120,578	119,604	233,416	240,699
Operating expenses:
Research and development	7,513	8,294	13,482	16,375
Selling	16,302	16,328	34,144	30,736
General and administrative	35,317	25,302	66,005	55,896
Total operating expenses	59,132	49,924	113,631	103,007
Income before interest, income taxes, and minority interest	61,446	69,680	119,785	137,692
Interest expense	(15,549)	(15,133)	(30,532)	(30,178)
Interest income	388	168	483	368
Income before income taxes and minority interest	46,285	54,715	89,736	107,882
Income tax provision	16,369	17,873	32,120	38,076
Income before minority interest	29,916	36,842	57,616	69,806
Minority interest, net of income taxes	18	195	144	255
Net income	$29,898	$36,647	$57,472	$69,551

Earnings per common share:
Basic	$0.80	$0.95	$1.53	$1.80
Diluted	0.78	0.93	1.51	1.77

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	October 3, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$95,879	$56,891
Net receivables	612,458	528,848
Net inventories	126,715	134,676
Deferred income tax asset	58,444	53,105
Other current assets	27,755	32,165
Total current assets	921,251	805,685
Net property, plant, and equipment	459,309	465,786
Goodwill	1,173,551	1,063,711
Prepaid and intangible pension assets	317,683	331,860
Deferred income tax asset	17,476	38,940
Deferred charges and other non-current assets	182,330	127,347
Total assets	$3,071,600	$2,833,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,000
Accounts payable	120,836	142,941
Contract advances and allowances	35,403	46,221
Accrued compensation	86,484	117,333
Accrued income taxes	50,447	10,278
Other accrued liabilities	137,289	107,618
Total current liabilities	434,459	428,391
Long-term debt	1,274,000	1,076,000
Postretirement and postemployment benefits liability	215,436	218,755
Minimum pension liability	401,314	401,314
Other long-term liabilities	129,646	144,669
Total liabilities	2,454,855	2,269,129
Contingencies (Note 11)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding 37,672,127 shares at October 3, 2004 and 37,439,972 at March 31, 2004	416	416
Additional paid-in-capital	446,248	468,044
Retained earnings	678,571	621,099
Unearned compensation	(1,623)	(1,015)
Accumulated other comprehensive income	(261,153)	(263,687)
Common stock in treasury, at cost, 3,884,971 shares held at October 3, 2004 and 4,117,126 shares held at March 31, 2004	(245,714)	(260,657)
Total stockholders’ equity	616,745	564,200
Total liabilities and stockholders’ equity	$3,071,600	$2,833,329

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
(In thousands)	October 3, 2004	September 28, 2003
Operating activities
Net income	$57,472	$69,551
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	32,949	30,811
Amortization of intangible assets and unearned compensation	4,667	2,675
Deferred income tax	(1,604)
Loss (gain) on disposal of property	2,102	(497)
Minority interest, net of income taxes	144	255
Changes in assets and liabilities:
Net receivables	(65,570)	5,181
Net inventories	13,411	6,269
Accounts payable	(25,461)	(17,424)
Contract advances and allowances	(12,275)	(10,055)
Accrued compensation	(34,018)	(18,700)
Accrued income taxes	42,327	35,333
Accrued environmental	138	(643)
Pension and other postretirement benefits	10,858	(40,535)
Other assets and liabilities	17,582	7,422
Cash provided by operating activities	42,722	69,643
Investing activities
Capital expenditures	(24,603)	(19,103)
Acquisition of business	(164,198)
Proceeds from the disposition of property, plant, and equipment	289	1,627
Cash used for investing activities	(188,512)	(17,476)
Financing activities
Payments made on bank debt	(2,000)	(25,571)
Proceeds from issuance of long-term debt	200,000
Payments made for debt issue costs	(5,567)
Net purchase of treasury shares	(25,988)	(2,426)
Proceeds from employee stock compensation plans	18,333	7,561
Cash provided by (used for) financing activities	184,778	(20,436)
Increase in cash and cash equivalents	38,988	31,731
Cash and cash equivalents - beginning of period	56,891	14,383
Cash and cash equivalents - end of period	$95,879	$46,114

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements (Unaudited)

Quarter Ended October 3, 2004

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.              Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (fiscal 2004). Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of October 3, 2004, and its results of operations and cash flows for the quarters and six months ended October 3, 2004 and September 28, 2003.

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

2.              New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension and other postretirement plans. The revised annual disclosure requirements were effective for ATK’s financial statements for fiscal 2004. The interim-period disclosures were effective for ATK beginning in fiscal 2005 – see Note 8.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. FSP 106-2 became effective for ATK beginning in the quarter ended October 3, 2004. ATK believes that one of its postretirement benefit (PRB) plans is actuarially equivalent to Medicare, but does not believe that the subsidies it may receive under the Act will be significant. Because ATK believes that participation levels in its other PRB plans will decline, the impact of adopting this FSP reduced ATK’s APBO by approximately $31,000. The impact to ATK’s results of operations in any period is not expected to be significant.

3.              Acquisitions and Goodwill

On September 23, 2004, ATK acquired the PSI Group, which includes Pressure Systems Inc., Programmed Composites Inc., and Able Engineering Company, Inc. for $164,198 in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthens ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. Headquartered in Commerce, CA, the PSI Group employs approximately 350 people. The PSI Group is included in the Advanced Propulsion and Space Systems segment. The purchase price allocation for the PSI Group has not yet been completed pending final valuation of acquired assets. None of the goodwill generated in this acquisition will be deductible for tax purposes.

During fiscal 2004, ATK made the following two acquisitions:

•                  On March 15, 2004, ATK acquired Mission Research Corporation (MRC) for $215,000 in cash and now operates the company as a separate segment under the name ATK Mission Research. ATK Mission Research is a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. ATK believes that the acquisition of ATK Mission Research is a strategic transaction that gives ATK an advanced aerospace and defense technology pipeline spanning concept development to full-scale production. ATK Mission Research has a reputation as a national asset in such areas as directed energy, electro-optical and infrared sensors, aircraft sensor integration, high-performance antennas and radomes, advanced signal processing, and specialized composites. Each of these areas is attractive in its own right, but of significantly greater potential value when coupled with ATK’s precision weapons and energetics capabilities. As of the date of acquisition, ATK Mission Research had approximately 560 employees at 16 facilities in 10 states. The purchase price allocation for ATK Mission Research was finalized as of October 3, 2004. None of the goodwill generated in this acquisition will be deductible for tax purposes.

•                  On November 21, 2003, ATK acquired two businesses, Micro Craft and GASL, from Allied Aerospace for $43,312 in cash. Micro Craft and GASL (now known together as ATK GASL) are leaders in the development of hypervelocity and air-breathing systems for next-generation space vehicles, missiles, and projectiles. ATK believes that the transaction adds leading-edge propulsion and airframe technologies for aerospace and defense applications to ATK’s portfolio. Micro Craft is located in Tullahoma, TN, and GASL is located in Ronkonkoma, NY. ATK GASL is included in the Advanced Propulsion and Space Systems segment. The purchase price allocation for ATK GASL was finalized as of July 4, 2004. Goodwill related to Micro Craft of approximately $16,000 is not deductible for tax purposes, while the goodwill related to GASL of approximately $18,000 is deductible.

ATK used the purchase method of accounting to account for these acquisitions and, accordingly, the results of each entity are included in ATK’s consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired for each of these transactions was recorded as goodwill. Pro forma information on results of operations for fiscal 2005 and 2004, as if all the fiscal 2005 and 2004 acquisitions had occurred at the beginning of fiscal 2004, are not being presented because the acquisitions are not material to ATK for that purpose.

The changes in the carrying amount of goodwill by operating segment were as follows:

	ATK Thiokol	Ammunition	Precision Systems	Advanced Propulsion & Space Systems	Other	Total
Balance at March 31, 2004	$462,696	$114,886	$131,712	$169,446	$184,971	$1,063,711
Adjustments				(4,706)	(20,643)	(25,349)
Balance at July 4, 2004	462,696	114,886	131,712	164,740	164,328	1,038,362
Adjustments		(1,021)		(1,635)	(9,567)	(12,223)
Acquisition				147,412		147,412
Balance at October 3, 2004	$462,696	$113,865	$131,712	$310,517	$154,761	$1,173,551

The adjustments to Ammunition’s and Advanced Propulsion and Space Systems’s goodwill during the quarters were primarily due to adjustments of deferred taxes related to previous acquisitions. The adjustments to the Other goodwill were primarily due to the recording of other intangible assets for ATK Mission Research, resulting in deductions from goodwill. The acquisition in Advanced Propulsion and Space Systems was the PSI Group.

Included in deferred charges and other non-current assets as of October 3, 2004 are other intangible assets of $87,973, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite.

Also included in deferred charges and other non-current assets as of October 3, 2004 are amortizing intangible assets consisting of  contracts and customer relationships, as follows:

Gross carrying amount	$39,597
Accumulated amortization	(3,009)
Net carrying amount	$36,588

These assets are being amortized over their estimated useful lives, which range from two to 12 years. Amortization expense for the quarter and six months ended October 3, 2004 was $1,382 and $3,009, respectively. ATK expects amortization expense related to these assets over the next five years to be as follows:

Remainder of fiscal 2005	$2,698
Fiscal 2006	5,398
Fiscal 2007	5,031
Fiscal 2008	5,031
Fiscal 2009	2,749

4.              Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the quarters and six months ended October 3, 2004 and September 28, 2003, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Six Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Basic shares outstanding	37,590	38,583	37,507	38,572
Dilutive effect of stock options	504	710	569	718
Diluted shares outstanding	38,094	39,293	38,076	39,290

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	47	542	48	542

5.              Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and six months ended October 3, 2004 and September 28, 2003 were as follows:

	Quarters Ended		Six Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net income	$29,898	$36,647	$57,472	$69,551
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $1,557, $1,824, $1,608, and $1,584, respectively	2,540	2,976	2,623	2,584
Change in fair value of available-for-sale securities, net of income taxes of $(34), $38, $(55), and $174, respectively	(55)	62	(89)	284
Total other comprehensive income	2,485	3,038	2,534	2,868
Total comprehensive income	$32,383	$39,685	$60,006	$72,419

6.              Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	October 3, 2004	March 31, 2004
Employee benefits and insurance	$42,809	$35,713
Warranty	14,052	14,559
Interest	13,242	10,838
Environmental remediation	8,571	6,709
Legal	1,767	1,767
Other	56,848	38,032
Total other current accrued liabilities	$137,289	$107,618

Environmental remediation	$42,083	$40,941
Management deferred compensation plan	24,611	24,258
Supplemental employee retirement plan	23,028	29,158
Interest rate swaps	18,573	22,805
Minority interest in joint venture	6,873	6,729
Other	14,478	20,778
Total other long-term liabilities	$129,646	$144,669

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter ended October 3, 2004:

Balance at July 4, 2004	$14,088
Payments made	(11)
Warranties issued	47
Changes related to preexisting warranties	(72)
Balance at October 3, 2004	$14,052

7.              Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	October 3, 2004	March 31, 2004
Senior Credit Facility dated March 31, 2004:
Term Loan B due 2011	$398,000	$400,000
Revolving Credit Facility due 2009
8½% Senior Subordinated Notes due 2011	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000
Total long-term debt	1,278,000	1,080,000
Less current portion	4,000	4,000
Long-term debt	$1,274,000	$1,076,000

In August 2004, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on the 3.00% Convertible Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of the 3.00% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 3.00% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 3.00% Convertible Notes in cash at any time on or after August 20, 2014. Holders of the 3.00% Convertible Notes may require ATK to repurchase in cash some or all of the 3.00% Convertible Notes on August 15, 2014 and August 15, 2019. Holders may convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to

130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 3.00% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 3.00% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 3.00% Convertible Notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $6,000 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase the 3.00% Convertible Notes.

In March 2004, ATK entered into a new $700,000 Senior Credit Facility (the Senior Credit Facility) and repaid the Tranche C term loan under the previous senior credit facility dated April 20, 2001. The Senior Credit Facility is comprised of a Term Loan B of $400,000 maturing in 2011 and a $300,000 Revolving Credit Facility maturing in 2009. The Term Loan B requires quarterly principal payments of $1,000 through March 2010 and $94,000 from June 2010 through March 2011. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4,000 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. As of October 3, 2004, the weighted average interest rate for the Term Loan B was 3.23%. As of October 3, 2004, the interest rate on the Term Loan B was 5.54% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.375% at October 3, 2004. As of October 3, 2004, ATK had no borrowings against its $300,000 revolving credit facility and had outstanding letters of credit of $65,940, which reduced amounts available on the revolving facility to $234,059. ATK’s weighted average interest rate on short-term borrowings was 3.45% during the quarter ended October 3, 2004.

In February 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes) that mature on February 15, 2024. Interest on the 2.75% Convertible Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2004. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the 2.75% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 2.75% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 2.75% Convertible Notes in cash at any time on or after August 20, 2009. Holders of the 2.75% Convertible Notes may require ATK to repurchase in cash some or all of the 2.75% Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 2.75% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 2.75% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $7,000 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the 2.75% Convertible Notes.

In May 2001, ATK issued $400,000 aggregate principal amount of 8½% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. The outstanding Senior Subordinated Notes are general unsecured obligations of the subsidiary guarantors of ATK. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of October 3, 2004, the interest rate on the Senior Subordinated Notes was 5.74% after taking into account the related interest rate swap agreements, which are discussed below.

The 3.00% Convertible Notes, the 2.75% Convertible Notes, and the Senior Subordinated Notes rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis by substantially all of ATK’s domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of fiscal 2005	$2,000
Fiscal 2006	4,000
Fiscal 2007	4,000
Fiscal 2008	4,000
Fiscal 2009	4,000
Thereafter	1,260,000
Total	$1,278,000

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 67% as of October 3, 2004 and 66% as of March 31, 2004.

Net cash paid for interest totaled $26,777 in the six months ended October 3, 2004 and $27,714 in the six months ended September 28, 2003.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of October 3, 2004, ATK was in compliance with the covenants.

ATK has limited amortization requirements under the Senior Credit Facility over the next few years. ATK’s other debt service requirements consist principally of interest expense on its long-term debt. Additional cash may be required to repurchase or convert the 3.00% Convertible Notes or the 2.75% Convertible Notes under certain circumstances, as discussed above. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of October 3, 2004, ATK had the following interest rate swaps:

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Cash flow hedges:
Amortizing swap	$25,508	$(179)	6.59%	1.89%	November 2004
Amortizing swap	60,000	(1,525)	5.25%	1.98%	December 2005
Amortizing swap	60,000	(1,531)	5.27%	1.98%	December 2005
Non-amortizing swap	100,000	(9,622)	6.06%	2.01%	November 2008
Derivative obligation		(12,857)

			Receive Fixed	Pay Floating
Fair value hedges:
Non-amortizing swap	100,000	1,358	8.50%	6.01%	May 2011
Non-amortizing swap	100,000	291	8.50%	5.80%	May 2011
Non-amortizing swap	200,000	(3,402)	8.50%	6.38%	May 2011
Derivative obligation		(1,753)
		$(14,610)

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

The fair market value of ATK’s interest rate swaps was $(14,610) at October 3, 2004, an improvement of $6,527 since July 4, 2004. Of the fair market value of $(14,610), $(18,573) was recorded within other long-term liabilities on the balance sheet, $3,641 was within accrued interest in other current liabilities, and $322 was within other non-current assets.

8.              Employee Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits
	Quarters Ended		Six Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Service cost	$10,076	$11,268	$20,365	$22,793
Interest cost	28,607	33,597	56,984	67,960
Expected return on plan assets	(37,431)	(44,751)	(74,794)	(90,523)
Amortization of unrecognized net loss	5,113	1,900	10,033	3,843
Amortization of unrecognized prior service cost	(224)	1,368	(430)	2,767
Net periodic benefit cost before settlement / special termination benefits cost	6,141	3,382	12,158	6,840
Settlement	6,402		6,402
Special termination benefits costs			813
Net periodic benefit cost	$12,543	$3,382	$19,373	$6,840

Components of Net Periodic Benefit Cost

	Postretirement Benefits
	Quarters Ended		Six Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Service cost	$255	$150	$502	$281
Interest cost	4,521	5,570	9,813	10,420
Expected return on plan assets	(999)	(922)	(1,982)	(1,725)
Amortization of unrecognized net loss	1,300	2,036	3,578	3,809
Amortization of unrecognized prior service cost	(1,113)	(1,134)	(2,188)	(2,121)
Net periodic benefit cost before special termination benefits cost / curtailment	3,964	5,700	9,723	10,664
Special termination benefits costs			1,905
Curtailment				(7,179)
Net periodic benefit cost	$3,964	$5,700	$11,628	$3,485

During the quarter ended October 3, 2004, ATK recorded a $6,402 settlement charge to recognize the impact of lump sum pension benefits that were paid. During the six months ended October 3, 2004, ATK also recorded special termination benefits costs in the pension plans of $813 and other postretirement benefit (PRB) plans of $1,905 in connection with the closure of the Twin Cities Army Ammunition Plant (TCAAP), as discussed in Note 12. The curtailment gain recorded during the six months ended September 28, 2003 of $7,179 was due to a change in some of ATK’s other PRB plans.

Employer Contributions.  During the six months ended October 3, 2004, ATK contributed $15,943 to its pension plans and $14,374 to its other PRB plans. Consistent with previous expectations, ATK anticipates contributing a total of $45,000 to its pension plans during fiscal 2005. ATK now anticipates contributing a total of $31,000 to its other PRB plans, a decrease of $1,000 from previous expectations, in fiscal 2005.

9.              Income Taxes

Income tax refunds, net of payments made, totaled $8,740 during the six months ended October 3, 2004. Income taxes paid, net of refunds received, totaled $2,744 during the six months ended September 28, 2003.

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarter and six months ended October 3, 2004 represent effective tax rates of 35.4% and 35.8%, respectively.  The income tax provisions for the quarter and six months ended September 28, 2003 represent effective tax rates of 32.7% and 35.3%, respectively.

Income tax provisions for interim periods are based on estimated effective annual income tax rates (and are based on laws in effect during those interim periods and therefore do not contemplate the impact of the legislation discussed below). The estimated effective tax rate for fiscal 2005 of 36.1% differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and Extraterritorial Income (ETI) exclusion tax benefits and research and development (R&D) tax credits, which decrease the rate.

On October 4, 2004, President Bush signed into law the “Working Families Tax Relief Act of 2004” which retroactively reinstated the R&D tax credit from June 30, 2004. Because the bill was not signed until after the close of second quarter, the extension of the R&D credit is not reflected in the tax rates noted above. ATK expects that the impact of this legislation will be to reduce the fiscal 2005 annual tax rate by approximately 2%. The change will be reflected in third quarter results.

On October 22, 2004, President Bush signed into law the “American Jobs Creation Act of 2004” which repealed the ETI exclusion with transition relief and created a domestic manufacturing deduction. The provisions of this new law, which generally are effective after December 31, 2004, are not expected to have a material impact on ATK’s tax rate for fiscal 2005.

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

	Quarters Ended		Six Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003

Net income, as reported	$29,898	$36,647	$57,472	$69,551
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,537)	(1,561)	(2,997)	(2,943)
Pro forma net income	$28,361	$35,086	$54,475	$66,608

Earnings per share:
Basic—as reported	$0.80	$0.95	$1.53	$1.80
Basic—pro forma	0.75	0.91	1.45	1.73
Diluted—as reported	0.78	0.93	1.51	1.77
Diluted—pro forma	0.74	0.89	1.43	1.70

11.       Contingencies

Litigation.  From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK’s business. Other than the matter discussed below, ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its operating results, financial condition, or cash flows.

On March 12, 2002, a civil action was filed against ATK in the U.S. District Court for the Southern District of California, National Metal Technologies, Inc. and National Manufacturing Technologies, Inc. v. Alliant Techsystems Inc., et al., asserting various claims arising in connection with an agreement under which National Metal Technologies, Inc. (NMT) agreed to supply ATK with ammunition links for small- and medium-caliber ammunition. Specifically, the plaintiffs allege that they are entitled to damages in excess of $30,000 for alleged breach of contract, violation of the antitrust laws, and tortious interference with prospective economic advantage as a result of ATK’s termination of the supply agreement in 2001. ATK has denied these allegations and alleges that the agreement was terminated as a result of NMT’s default. On August 10, 2004, the trial court denied ATK’s motion for summary judgment. A trial date has not yet been set.

ATK believes that ATK lawfully terminated the agreement with NMT, and ATK believes it is likely that the trial court will conclude that ATK did not breach the agreement, violate the antitrust laws or interfere with the plaintiffs’ prospective economic advantage, and that no damages will ultimately be awarded to the plaintiffs. Although it is not possible at this time to predict the outcome of the trial or any subsequent appeals in this case, some potential does remain for an adverse judgment that could be material to ATK’s financial position, results of operations, or cash flows. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.25% as of October 3, 2004 and 3.50% as of March 31, 2004. The decrease in the rate during the quarter ended October 3, 2004 resulted in additional expense of approximately $400. The following is a summary of the amounts recorded for environmental remediation:

	October 3, 2004		March 31, 2004
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(60,396)	$28,702	$(58,625)	$25,876
Unamortized discount	9,742	(3,310)	10,975	(3,745)
Discounted (liability) receivable	$(50,654)	$25,392	$(47,650)	$22,131

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. As such, of the $50,654 discounted liability as of October 3, 2004, $8,571 was recorded within other current liabilities and $42,083 was recorded within other long-term liabilities. Of the $25,392 discounted receivable, $7,102 was recorded within other current assets and $18,290 was recorded within other non-current assets. As of October 3, 2004, the estimated discounted range of reasonably possible costs of environmental remediation was $50,654 to $77,084.

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

12.       Restructuring Charges

In fiscal 2004, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. During the quarter ended October 3, 2004, the relocation of assets was completed and the production of qualification parts was initiated. The qualification and start of production is expected to be completed by the end of November 2004. The final exit from TCAAP is expected to be completed by the end of March 2005. In connection with these restructuring and related activities, ATK recorded costs of approximately $8,000 in fiscal 2004, primarily for employee termination benefits, facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2004 was approximately $6,000. During the quarter ended October 3, 2004, approximately $2,000 was disbursed and an additional $1,000 was expensed. During the six months ended October 3, 2004, approximately $6,000 was disbursed and an additional $6,000 was expensed (including $2,718 for special termination benefits for pension and other postretirement benefits (PRB)). The liability as of October 3, 2004 was approximately $3,000 (not including the impact on the pension and other PRB plans). ATK expects approximately $2,000 to $3,000 in additional costs will be recorded in fiscal 2005 related to the restructuring and related activities.

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

•                  The ATK Mission Research segment, which is included in “Other” or “Corporate and other” in the table below, is a developer of advanced technologies that address emerging national security and homeland defense requirements in such areas as directed energy, electro-optical and infrared sensors, aircraft sensor integration, high-performance antennas and radomes, advanced signal processing, and specialized composites. This segment is not reported separately as it is not material to ATK.

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Six Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Sales to external customers:
ATK Thiokol	$211,050	$200,922	$419,081	$418,878
Ammunition	215,147	191,351	404,608	364,167
Precision Systems	127,904	119,138	250,106	228,405
Advanced Propulsion and Space Systems	85,683	55,140	163,573	114,239
Other	33,266		80,077
Total external sales	673,050	566,551	1,317,445	1,125,689
Intercompany sales:
ATK Thiokol	1,142	579	1,768	1,299
Ammunition	3,491	5,788	8,489	8,929
Precision Systems	5,900	3,221	10,251	5,597
Advanced Propulsion and Space Systems	9,462	7,787	17,547	16,955
Corporate and other	(19,995)	(17,375)	(38,055)	(32,780)
Total intercompany sales	—	—	—	—
Total sales	$673,050	$566,551	$1,317,445	$1,125,689

Income before interest, income taxes, and minority interest:
ATK Thiokol	$27,382	$36,517	$60,248	$70,599
Ammunition	19,941	19,371	30,171	35,267
Precision Systems	12,675	12,686	26,653	24,400
Advanced Propulsion and Space Systems	8,201	5,757	9,689	16,486
Corporate and other	(6,753)	(4,651)	(6,976)	(9,060)
Income before interest, income taxes, and minority interest	$61,446	$69,680	$119,785	$137,692

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information is Subject to Risk and Uncertainty

Some of the statements made and information contained in this report, excluding historical information, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” and similar expressions are used to identify forward-looking statements. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements we make could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

•      reductions or changes in NASA or U.S. Government military spending and budgetary policies, and sourcing strategy,

•      increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

•      government laws and other rules and regulations applicable to ATK, such as procurement and environmental remediation,

•      contract pricing and timing of awards,

•      changing economic and political conditions in the United States and in other countries,

•      changes in the number or timing of commercial and military space launches,

•      international trading restrictions,

•      outcome of periodic union negotiations,

•      customer product acceptance,

•      intense competition,

•      program performance,

•      program terminations,

•      contract novation,

•      continued access to technical and capital resources,

•      supplier contract negotiations and difficulties in the supplier qualification process,

•      supply, availability, and costs of raw materials and components,

•      fires or explosions at one of ATK’s facilities,

•      availability of insurance coverage at acceptable terms,

•      pension asset returns,

•      unforeseen delays or other changes in NASA’s Space Shuttle program,

•      legal proceedings, and

•      other economic, political, and technological risks and uncertainties.

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. We undertake no obligation to update any forward-looking statements.

Overview

ATK is a supplier of aerospace and defense products to the U.S. Government, U.S. allies, and major prime contractors. ATK is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets. ATK is headquartered in Edina, Minnesota and has operating locations throughout the U.S. Effective April 1, 2004 (fiscal 2005), ATK realigned its business operations, forming a new segment, Advanced Propulsion and Space Systems. Following this realignment, ATK has five segments: ATK Thiokol, Ammunition, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research:

•      The ATK Thiokol segment, which generated 32% of ATK’s sales in the six months ended October 3, 2004, is a solid propellant rocket motor manufacturer, providing motors for human access to space (Space Shuttle), land- and sea-based strategic missiles, commercial and government space launch vehicles, and missile defense interceptors. The segment also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials/structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

•      The Ammunition segment, which contributed 31% of ATK’s sales in the six months ended October 3, 2004, supplies small-caliber military ammunition, medium-caliber ammunition, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•      The Precision Systems segment, which generated 19% of ATK’s sales in the six months ended October 3, 2004, develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, tactical rocket motors and warheads, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, and medium-caliber gun systems.

•      The Advanced Propulsion and Space Systems segment, which accounted for 12% of ATK’s sales in the six months ended October 3, 2004, supplies solid propellant rocket motors, integrated boosters and upper stages, advanced ordnance, and control systems for missile defense, space, strategic, tactical, and commercial applications; high-performance composite structures for space launch vehicles, rocket motor casings, military and commercial aircraft; telescope, satellite and spacecraft structures, optical benches, and antenna reflectors; and advanced hypervelocity and air-breathing propulsion systems for aerospace vehicles and weapon systems.

•      The ATK Mission Research segment, which is included in “Intercompany and other” or “Corporate and other” in the Results of Operations section below, accounted for the remainder of ATK’s sales. ATK Mission Research is a developer of advanced technologies that address emerging national security and homeland defense requirements in such areas as directed energy, electro-optical and infrared sensors, aircraft sensor integration, high-performance antennas and radomes, advanced signal processing, and specialized composites.

The majority of ATK’s sales are recognized as costs are incurred. ATK’s customers pay ATK cash based on costs incurred and profit earned, upon achievement of program milestones, or upon delivery of the product.

As a supplier to the U.S. aerospace and defense industry, ATK is dependent on funding levels of the U.S. Department of Defense (DoD) and NASA. The U.S. defense industry has experienced significant changes over the past few years. During the 1990s, the DoD budget declined, however that trend has reversed during the 2000s due to continuing geopolitical uncertainties. While the DoD’s budget for procurement and research, development, test, and evaluation continues to grow each year, the degree of future growth is not known and it may slow or even contract. However, ATK believes it is well positioned in this budget environment to maintain or even increase its relative participation in the DoD budget, as it derives the majority of its DoD sales from products that are consumed (and then reprocured) in both tactical and training operations. ATK anticipates that, to the extent that future budget pressures mount, the majority of budget cuts would come in the areas where the DoD is developing new “platforms” - the vehicles used to deliver the weapons, including ships, aircraft, tanks and helicopters. Much of ATK’s product portfolio is “platform independent,” meaning it can be used in the legacy platforms of today (for example, M1A1 battle tanks and F-16 fighters), as well as in the platforms being developed for future use (for example, Future Combat Systems, Joint Strike Fighter, and F-22 stealth fighters/bombers). Therefore, if and when these future platform development programs come under budget pressures, ATK believes that it has limited exposure, relative to its industry peers.

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

ATK management believes that the key to its continued success is to focus on performance, simplicity, and affordability, and that its future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures on procurement and research and development accounts mount. ATK will concentrate on developing the “faster, farther, more accurate, and more lethal” systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as strike fighters, guided-missile destroyers, and main battle tanks. ATK’s transformational weapons such as AARGM, BTERM, PGMM and MRM are aimed squarely at this growing market. At the same time, ATK believes it is pushing the envelope of technologies essential to “generation after next” weapons and platforms – advanced sensor/seeker integration, directed energy, weapon data links, high-speed, long-range projectiles, thermal-resistant materials, and scramjet engines are examples.

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2004 (fiscal 2004). The accounting policies used in preparing ATK’s interim fiscal 2005 consolidated financial statements are the same as those described in ATK’s Annual Report, except as described in this report in Note 2, New Accounting Pronouncements, to the unaudited consolidated financial statements.

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

ATK expects to make pension plan contributions of approximately $45 million in fiscal 2005, of which $28 million is above the minimum amount legally required for the year. A substantial portion of ATK’s pension plan contributions are recoverable from the U.S. Government as allowable indirect contract costs, although not necessarily in the same year the contribution is made.

ATK expects to make contributions to its other postretirement benefit plans of approximately $31 million in fiscal 2005.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. FSP 106-2 became effective for ATK beginning in the quarter ended October 3, 2004. ATK believes that one of its postretirement benefit (PRB) plans is actuarially equivalent to Medicare, but does not believe that the subsidies it may receive under the Act will be significant. Because ATK believes that participation levels in its other PRB plans will decline, the impact of adopting this FSP reduced ATK’s APBO by approximately $31 million. The impact to ATK’s results of operations in any period is not expected to be significant.

Space Shuttle Contract

ATK is the sole manufacturer of the Reusable Solid Rocket Motors (RSRM) for NASA’s Space Shuttle. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. The RSRM program represented 15% of ATK’s total sales in the six months ended October 3, 2004.

As a result of the investigation of the February 1, 2003 Columbia failure and temporary suspension of Space Shuttle flights, NASA directed ATK on June 3, 2003 to slow down the production rate of RSRM motor segments, but to maintain necessary and critical staffing skills. Therefore, the production slowdown has not and is not expected to significantly impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing are the items being most affected by the slowdown, but the reduction to raw materials purchase quantities is expected to be partially offset by materials pricing impacts and increases in program safety and supplier viability initiatives. ATK has also become involved in other shuttle-related activities such as an Alternate source for the Booster Separation Motors and developing and defining a repair system for the Orbiter Thermal Protection tiles. As such, ATK expects the slowdown to continue to have minimal impact on sales in the foreseeable future. Currently, it is anticipated that the Space Shuttle will return to flight in the second quarter of calendar 2005.

Minuteman III Contract

ATK participates in a contract sharing agreement with United Technologies Corporation’s Pratt & Whitney to perform the Minuteman III Propulsion Replacement program. On August 7, 2003, Pratt &Whitney’s Space and Missile Propulsion manufacturing facility experienced a propellant ignition incident. As a result, Minuteman III product deliveries have not been made in accordance with the original contract schedule. In order to facilitate program recovery and meet the objectives of each party, ATK and Pratt & Whitney have reached an agreement to transfer all work previously performed by Pratt & Whitney to ATK. The primary elements of program transition have been completed and the program has returned to full rate production. An additional subcomponent remains to be qualified at a new facility, but due to existing inventory of this subcomponent, this qualification is expected to occur with no impact to production. In addition, ATK and Pratt & Whitney have been working with the customer, Northrop Grumman, to restructure the Minuteman contract in a manner acceptable to the Air Force. This restructuring activity was recently completed. The Minuteman III program represented 6% of ATK’s sales in the six months ended October 3, 2004.

Restructuring Charges

In fiscal 2004, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. During the quarter ended October 3, 2004, the relocation of assets was completed and the production of qualification parts was initiated. The qualification and start of production is expected to be completed by the end of November 2004. The final exit from TCAAP is expected to be completed by the end of March 2005. In connection with these restructuring and related activities, ATK recorded costs of approximately $8 million in fiscal 2004, primarily for employee termination benefits, facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2004 was approximately $6 million. During the quarter ended October 3, 2004, approximately $2 million was disbursed and an additional $1 million was expensed. During the six months ended October 3, 2004, approximately $6 million was disbursed and an additional $6 million was expensed (including $2.7 million for special termination benefits for pension and other postretirement benefits (PRB)). The liability as of October 3, 2004 was approximately $3 million (not including the impact on the pension and other PRB plans). ATK expects approximately $2 million to $3 million in additional costs will be recorded in fiscal 2005 related to the restructuring and related activities.

Results of Operations

Acquisitions

On September 23, 2004, ATK acquired the PSI Group, which includes Pressure Systems Inc., Programmed Composites Inc., and Able Engineering Company, Inc. for $164 million in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthens ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. Headquartered in Commerce, CA, the PSI Group employs approximately 350 people. The PSI Group is included in the Advanced Propulsion and Space Systems segment.

During the year ended March 31, 2004, ATK made the following two acquisitions:

•      On March 15, 2004, ATK acquired Mission Research Corporation (MRC) for $215 million in cash and now operates the company as a separate segment under the name ATK Mission Research. ATK Mission Research is a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. ATK believes that the acquisition of ATK Mission Research is a strategic transaction that gives ATK an advanced aerospace and defense technology pipeline spanning concept development to full-scale production. ATK Mission Research has a reputation as a national asset in such areas as directed energy, electro-optical and infrared sensors, aircraft sensor integration, high-performance antennas and radomes, advanced signal processing, and specialized composites. Each of these areas is attractive in its own right, but of significantly greater potential value when coupled with ATK’s precision weapons and energetics capabilities. As of the date of acquisition, ATK Mission Research had approximately 560 employees at 16 facilities in 10 states. ATK Mission Research is reported under “intercompany and other” or “corporate and other” below.

•      On November 21, 2003, ATK acquired two businesses, Micro Craft and GASL, from Allied Aerospace for $43.3 million in cash. Micro Craft and GASL (now known together as ATK GASL) are leaders in the development of hypervelocity and air-breathing systems for next-generation space vehicles, missiles, and projectiles. ATK believes that the transaction adds leading-edge propulsion and airframe technologies for aerospace and defense applications to ATK’s portfolio. Micro Craft is located in Tullahoma, TN, and GASL is located in Ronkonkoma, NY. ATK GASL is included in the Advanced Propulsion and Space Systems segment.

ATK used the purchase method of accounting to account for all of these acquisitions and, accordingly, the results of each entity are included in ATK’s consolidated financial statements since the date of each acquisition.

Sales

The following is a summary of each operating segment’s sales, including intercompany sales (in millions):

	Quarters Ended				Six Months Ended
	Oct 3, 2004	Sept 28, 2003	$ Change	% Change	Oct 3, 2004	Sept 28, 2003	$ Change	% Change

ATK Thiokol	$212.2	$201.5	$10.7	5%	$420.8	$420.2	$0.6	—
Ammunition	218.6	197.1	21.5	11%	413.1	373.1	40.0	11%
Precision Systems	133.8	122.4	11.4	9%	260.4	234.0	26.4	11%
Advanced Propulsion and Space Systems	95.1	62.9	32.2	51%	181.1	131.2	49.9	38%
Intercompany and other	13.4	(17.3)	30.7		42.0	(32.8)	74.8
Total sales	$673.1	$566.6	$106.5	19%	$1,317.4	$1,125.7	$191.7	17%

Quarter.

The increase in sales was driven by organic growth in many of the existing businesses, along with sales from businesses acquired during the past year, as described above. ATK Mission Research contributed $33 million in sales to the quarter.

ATK Thiokol.  The increase in sales was due to:

•      an increase of $9 million on the Minuteman III Propulsion Replacement program, mainly due to the transfer of all work previously performed by Pratt & Whitney to ATK, as discussed above, and

•      an increase of $6 million in flares and decoys.

Partially offsetting these items was a reduction of $5 million in commercial nozzle and material programs.

Ammunition.  The increase in sales was driven by:

•      a $14 million increase in military small-caliber ammunition produced by the Lake City Army Ammunition Plant,

•      an increase totaling $11 million in Mk-90 and TNT propellant, and

•      a $4 million increase in civil ammunition due to higher government and law enforcement sales.

Partially offsetting these was a decrease of $5 million in medium-caliber ammunition, primarily due to the relocation of the metal parts manufacturing, as discussed under “Restructuring Charges” above.

Precision Systems.  The increase in sales was due to:

•      an increase of $5 million in defense electronics, primarily the family of AN/AAR-47 missile warning systems programs,

•      a $4 million increase in precision munitions, mainly the BTERM program,

•      an increase of $4 million in composite structures, and

•      an increase of $2 million in barrier systems.

These increases were partly offset by a $4 million reduction in tank ammunition.

Advanced Propulsion and Space Systems.  The increase in sales was due to:

•      a $12 million increase in missile defense, principally SM-3 in connection with increased production in support of initial deployment rounds,

•      the acquisition of ATK GASL in the third quarter of fiscal 2004, which added $7 million in sales,

•      an increase of $6 million in military aircraft structures, primarily Global Hawk wing components, and

•      a $4 million increase in propulsion cases.

Six Months.

The increase in sales was driven by organic growth in many of the existing businesses, along with sales from businesses acquired during the past year, as described above. ATK Mission Research contributed $80 million in sales to the period.

ATK Thiokol.  The slight increase in sales was due to:

•      an increase of $8 million on the Minuteman III Propulsion Replacement program, mainly due to the transfer of all work previously performed by Pratt & Whitney to ATK, as discussed above,

•      an increase of $6 million in flares and decoys, and

•      an increase of $4 million on the RSRM program due to the addition of related return-to-flight contracts.

Offsetting these items were:

•      an $8 million reduction on the GEM solid rocket booster programs, consistent with the anticipated production schedule for these motors,

•      the lack of $7.5 million recognized in the prior-year period in connection with the successful resolution of an issue with the government regarding contract billing rates, primarily impacting the RSRM program, and

•      a reduction of $7 million in commercial nozzle and material programs.

Ammunition.  The increase in sales was driven by:

•      an increase totaling $24 million in Mk-90 and TNT propellant,

•      a $17 million increase in military small-caliber ammunition produced by the Lake City Army Ammunition Plant, and

•      an increase of $12 million in civil ammunition due to strong retail, law enforcement, and government sales.

These increases were partly offset by a decrease of $11 million in medium-caliber ammunition, primarily due to the relocation of the metal parts manufacturing, as discussed under “Restructuring Charges” above.

Precision Systems.  The increase in sales was due to:

•      an increase of $13 million in defense electronics, primarily the family of AN/AAR-47 missile warning system programs,

•      an increase of $7 million in composite structures,

•      a $6 million increase in fuzes and proximity sensors, principally the DSU-33 and Multi-Option Fuze for Artillery (MOFA) programs, and

•      an increase of $5 million in barrier systems.

Partly offsetting these was a $6 million decrease in tank ammunition.

Advanced Propulsion and Space Systems.  The increase in sales was due to:

•      a $17 million increase in missile defense, principally SM-3 in connection with increased production in support of initial deployment rounds,

•      the acquisition of ATK GASL in the third quarter of fiscal 2004, which added $15 million in sales,

•      an increase of $9 million in military aircraft structures, primarily Global Hawk wing components, and

•      a $5 million increase in propulsion cases.

Gross Profit

	Quarters Ended					Six Months Ended
(amounts in millions)	Oct 3, 2004	As a % of Sales	Sept 28, 2003	As a % of Sales	Change	Oct 3, 2004	As a % of Sales	Sept 28, 2003	As a % of Sales	Change

Gross profit	$120.6	17.9%	$119.6	21.1%	$1.0	$233.4	17.7%	$240.7	21.4%	$(7.3)

Quarter.

The increase in gross profit was driven by higher sales, partially offset by:

•      the lack of $7.5 million recognized in the prior-year quarter in connection with the successful resolution of an issue with the government, as discussed above,

•      the increase of approximately $3 million in pension expense, and

•      costs of approximately $1 million for restructuring and related activities as a result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP), as discussed above.

Six Months.

The decrease in gross profit was due to:

•      the lack of $7.5 million recognized in the prior-year period in connection with the successful resolution of an issue with the government, as discussed in the Sales section above,

•      a charge of approximately $7 million in the current-year period due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program in the Advanced Propulsion and Space Systems segment,

•      the absence of the $7 million curtailment gain that was recorded as a reduction of cost of sales in the prior-year period in connection with a change in some of ATK’s postretirement benefit plans,

•      costs of approximately $6 million for restructuring and related activities as a result of the U.S. Army’s announced plans to exit TCAAP, as discussed above, and

•      the increase of approximately $5 million in pension expense.

Partially offsetting these decreases was an increase in gross profit in connection with higher sales.

Operating Expenses

	Quarters Ended					Six Months Ended
(amounts in millions)	Oct 3, 2004	As a % of Sales	Sept 28, 2003	As a % of Sales	Change	Oct 3, 2004	As a % of Sales	Sept 28, 2003	As a % of Sales	Change

Research and development	$7.5	1.1%	$8.3	1.5%	$(0.8)	$13.5	1.0%	$16.4	1.5%	$(2.9)
Selling	16.3	2.4%	16.3	2.9%	—	34.1	2.6%	30.7	2.7%	3.4
General and administrative	35.3	5.2%	25.3	4.5%	10.0	66.0	5.0%	55.9	5.0%	10.1
Total	$59.1	8.8%	$49.9	8.8%	$9.2	$113.6	8.6%	$103.0	9.2%	$10.6

Operating expenses increased primarily due to the inclusion of businesses acquired in the past year, along with a $6.4 million settlement charge to recognize the impact of lump sum pension benefits that were paid, which was recorded in general and administrative expense in the quarter ended October 3, 2004. Partially offsetting these were the absence of increased research and development costs incurred by the Precision Systems segment in the prior year.

Income Before Interest, Income Taxes, and Minority Interest

	Quarters Ended					Six Months Ended
(amounts in millions)	Oct 3, 2004	As a% of Sales	Sept 28, 2003	As a% of Sales	Change	Oct 3, 2004	As a% of Sales	Sept 28, 2003	As a% of Sales	Change

ATK Thiokol	$27.4	12.9%	$36.5	18.1%	$(9.1)	$60.2	14.3%	$70.6	16.8%	$(10.4)
Ammunition	19.9	9.1%	19.4	9.8%	0.5	30.2	7.3%	35.3	9.5%	(5.1)
Precision Systems	12.7	9.5%	12.7	10.4%	—	26.7	10.2%	24.4	10.4%	2.3
Advanced Propulsion and Space Systems	8.2	8.6%	5.8	9.1%	2.4	9.7	5.3%	16.5	12.6%	(6.8)
Corporate and other	(6.8)		(4.7)		(2.1)	(7.0)		(9.1)		2.1
Total	$61.4	9.1%	$69.7	12.3%	$(8.3)	$119.8	9.1%	$137.7	12.2%	$(17.9)

Quarter.

The decrease in income before interest, income taxes, and minority interest was due to:

•      the lack of $7.5 million recognized in the prior-year quarter in connection with the successful resolution of an issue with the government, as discussed above,

•      a $6.4 million settlement charge to recognize the impact of lump sum pension benefits that were paid,

•      the increase of approximately $3 million in pension expense, and

•      costs of approximately $1 million for restructuring and related activities as a result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP), as discussed above.

Partially offsetting these decreases was an increase in connection with higher sales, along with income generated by ATK Mission Research and ATK GASL. See below for other program-related changes within each operating segment.

ATK Thiokol.  The decrease was mainly due to the lack of $7.5 million recognized in the prior-year quarter in connection with the successful resolution of an issue with the government, along with a decrease on commercial nozzle and material programs in connection with lower sales.

Ammunition.  Income in connection with higher sales on propellant drove the increase in this segment, partially offset by the restructuring costs of approximately $1 million, as discussed above, and a decrease in civil ammunition due to a change in product mix and an increase in the cost of raw materials.

Precision Systems.  An increase in income from fuzing and proximity sensors programs was offset by decreases on barrier systems and medium-caliber gun systems programs, due to program close-outs in the prior period.

Advanced Propulsion and Space Systems.  The increase was primarily due to an increase in missile defense programs and income generated by ATK GASL, partly offset by a decrease on military aircraft structures programs, principally the F/A-22 Stabilator program.

Six Months.

The decrease in income before interest, income taxes, and minority interest was due to:

•      the lack of $7.5 million recognized in the prior-year period in connection with the successful resolution of an issue with the government, as discussed in the Sales section above,

•      a charge of approximately $7 million in the current-year period due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program in the Advanced Propulsion and Space Systems segment,

•      the absence of the $7 million curtailment gain that was recorded as a reduction of cost of sales in the prior-year period in connection with a change in some of ATK’s postretirement benefit plans,

•      a $6.4 million settlement charge to recognize the impact of lump sum pension benefits that were paid,

•      costs of approximately $6 million for restructuring and related activities as a result of the U.S. Army’s announced plans to exit TCAAP, as discussed above, and

•      the increase of approximately $5 million in pension expense.

Partially offsetting these decreases was an increase in connection with higher sales, along with income generated by ATK Mission Research and ATK GASL. See below for other program-related changes within each operating segment.

ATK Thiokol.  The decrease was primarily due to the lack of $7.5 million recognized in the prior-year period in connection with the successful resolution of an issue with the government, the absence of $3 million in royalty payments received in the prior year, along with the absence of ATK Thiokol’s portion of the curtailment gain ($1.4 million), as discussed above. These decreases were partially offset by higher profit on Ground-based Missile Defense.

Ammunition.  The decrease was due to the restructuring costs of approximately $6 million, as discussed above, along with the absence of Ammunition’s portion of the curtailment gain ($2.4 million), as discussed above, and a decrease on civil ammunition due to a change in product mix and an increase in the cost of raw materials. Partially offsetting these was an increase in connection with higher sales of propellant.

Precision Systems.  The increase is due to increases on fuzing and proximity sensors and medium-caliber gun systems programs. Partially offsetting these was the absence of Precision Systems’ portion of the curtailment gain ($2.3 million), as discussed above, along with a decrease on barrier systems, due to program close-outs in the prior period.

Advanced Propulsion and Space Systems.  The decrease was driven by the charge of approximately $7 million in the current-year period due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program, and the absence of Advanced Propulsion and Space Systems’s portion of the curtailment gain ($1.1 million), as discussed above. Partially offsetting these items were increases on missile defense programs, as well as income generated by ATK GASL.

The net expense of corporate and other primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, partially offset by income generated by ATK Mission Research.

Interest Expense

Quarter.  Net interest expense for the quarter ended October 3, 2004 was $15.2 million, an increase of $0.2 million compared to $15.0 million in the comparable quarter of fiscal 2004. This slight increase was due to a higher average outstanding debt balance, partly offset by a lower average borrowing rate.

Six Months.  Net interest expense for the six months ended October 3, 2004 was $30.0 million, an increase of $0.2 million compared to $29.8 million in the comparable period of fiscal 2004. This slight increase was due to a higher average outstanding debt balance, partially offset by a lower average borrowing rate.

Income Tax Provision

	Quarters Ended					Six Months Ended
	Oct 3, 2004	Effective Rate	Sept 28, 2003	Effective Rate	Change	Oct 3, 2004	Effective Rate	Sept 28, 2003	Effective Rate	Change

Income tax provision	$16.4	35.4%	$17.9	32.7%	$(1.5)	$32.1	35.8%	$38.1	35.3%	$(6.0)

ATK’s provision for income taxes includes both federal and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates (and are based on laws in effect during those interim periods and therefore do not contemplate the impact of the legislation discussed below). The estimated effective tax rate for fiscal 2005 of 36.1% differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and Extraterritorial Income (ETI) exclusion tax benefits and research and development (R&D) tax credits, which decrease the rate.

On October 4, 2004, President Bush signed into law the “Working Families Tax Relief Act of 2004” which retroactively reinstated the R&D tax credit from June 30, 2004. Because the bill was not signed until after the close of second quarter, the extension of the R&D credit is not reflected in the tax rates noted above. ATK expects that the impact of this legislation will be to reduce the fiscal 2005 annual tax rate by approximately 2%. The change will be reflected in third quarter results. ATK’s tax rate guidance for fiscal 2005 had already anticipated this legislation.

On October 22, 2004, President Bush signed into law the “American Jobs Creation Act of 2004” which repealed the ETI exclusion with transition relief and created a domestic manufacturing deduction. The provisions of this new law, which generally are effective after December 31, 2004, are not expected to have a material impact on ATK’s tax rate for fiscal 2005.

Minority Interest

The minority interest in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. and is consolidated into ATK’s financial statements.

Net Income

Quarter.  Net income for the quarter ended October 3, 2004 was $29.9 million, a decrease of $6.7 million compared to $36.6 million in the comparable quarter of fiscal 2004. The decrease was due an increase in operating expenses of $9.2 million, partially offset by an increase in gross profit of $1.0 million and a decrease in the income tax provision of $1.5 million.

Six Months.  Net income for the six months ended October 3, 2004 was $57.5 million, a decrease of $12.1 million compared to $69.6 million in the comparable period of fiscal 2004. The decrease was due to a decrease in gross profit of $7.3 million and an increase in operating expenses of $10.6 million, partially offset by a decrease in the income tax provision of $6.0 million.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Flows

Cash provided by operating activities for the six months ended October 3, 2004 totaled $43 million, a decrease of $27 million compared to $70 million in the comparable period of the prior year. This reduction was due to $74 million of additional cash used for working capital primarily due to the timing of significant accounts receivable collections in the prior year, particularly by the ATK Thiokol segment, and an increase in working capital to support the growth of ATK. Also contributing to the decrease was approximately $14 million in cash that ATK contributed to its supplemental employee retirement plan (SERP) to cover a lump-sum retirement benefit payment to ATK’s former CEO during the period; payments to the SERP are included in the “other assets and liabilities” line in the statement of cash flows. These items were partially offset by a $51 million improvement for pension and other post-retirement benefits (PRB) due to a $29 million reduction in contributions to the qualified pension plans and a $21 million increase in pension and other PRB expense.

Cash used for investing activities totaled $189 million, compared to $17 million used in the comparable period of the prior year. ATK used $164 million to purchase the PSI Group during the current year period. Capital expenditures increased $6 million in connection with the overall growth of the company.

Cash provided by financing activities totaled $185 million, compared to $20 million used in the prior-year period. Proceeds from the issuance of debt increased $200 million. In connection with its debt issuance, ATK paid $6 million in fees and other costs. Payments on bank debt decreased $24 million. Proceeds from employee stock compensation plans increased $11 million, primarily in connection with increased stock option exercises. During the six months ended October 3, 2004, ATK repurchased 414,200 shares of its common stock, at a cost of approximately $25 million.

ATK does not expect its level of capital expenditures to change significantly in the foreseeable future.

ATK typically generates cash flows from operating activities in excess of its commitments. ATK has several strategic opportunities for capital deployment, which may include funding acquisitions, stock repurchases, debt repayments, and other alternatives.

Debt

Long-term debt, including the current portion, consisted of the following (in thousands):

	October 3, 2004	March 31, 2004
Senior Credit Facility dated March 31, 2004:
Term Loan B due 2011	$398,000	$400,000
Revolving Credit Facility due 2009
8½% Senior Subordinated Notes due 2011	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000
Total long-term debt	1,278,000	1,080,000
Less current portion	4,000	4,000
Long-term debt	$1,274,000	$1,076,000

In August 2004, ATK issued $200 million aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on the 3.00% Convertible Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of the 3.00% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 3.00% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 3.00% Convertible Notes in cash at any time on or after August 20, 2014. Holders of the 3.00% Convertible Notes may require ATK to repurchase in cash some or all of the 3.00% Convertible Notes on August 15, 2014 and August 15, 2019. Holders may convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1,000 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 3.00% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 3.00% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 3.00% Convertible Notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $6 million are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase the 3.00% Convertible Notes.

In March 2004, ATK entered into a new $700 million Senior Credit Facility (the Senior Credit Facility) and repaid the Tranche C term loan under the previous senior credit facility dated April 20, 2001. The Senior Credit Facility is comprised of a Term Loan B of $400 million maturing in 2011 and a $300 million Revolving Credit Facility maturing in 2009. The Term Loan B requires quarterly principal payments of $1 million through March 2010 and $94 million from June 2010 through March 2011. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4 million are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. As of October 3, 2004, the weighted average interest rate for the Term Loan B was 3.23%. As of October 3, 2004, the interest rate on the Term Loan B was 5.54% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.375% at October 3, 2004. As of October 3, 2004, ATK had no borrowings against its $300 million revolving credit facility and had outstanding letters of credit of $65.9 million, which reduced amounts available on the revolving facility to $234.1 million. ATK’s weighted average interest rate on short-term borrowings was 3.45% during the quarter ended October 3, 2004.

In February 2004, ATK issued $280 million aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes) that mature on February 15, 2024. Interest on the 2.75% Convertible Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2004. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the 2.75% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 2.75% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 2.75% Convertible Notes in cash at any time on or after August 20, 2009. Holders of the 2.75% Convertible Notes may require ATK to repurchase in cash some or all of the 2.75% Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1,000 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 2.75% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 2.75% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $7 million are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the 2.75% Convertible Notes.

In May 2001, ATK issued $400 million aggregate principal amount of 8½% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. The outstanding Senior Subordinated Notes are general unsecured obligations of the subsidiary guarantors of ATK. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of October 3, 2004, the interest rate on the Senior Subordinated Notes was 5.74% after taking into account the related interest rate swap agreements, which are discussed below.

The 3.00% Convertible Notes, the 2.75% Convertible Notes, and the Senior Subordinated Notes rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis by substantially all of

ATK’s domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

The scheduled minimum loan payments on outstanding long-term debt are as follows (in thousands):

Remainder of fiscal 2005	$2,000
Fiscal 2006	4,000
Fiscal 2007	4,000
Fiscal 2008	4,000
Fiscal 2009	4,000
Thereafter	1,260,000
Total	$1,278,000

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 67% as of October 3, 2004 and 66% as of March 31, 2004.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of October 3, 2004, ATK was in compliance with the covenants.

ATK has limited amortization requirements under the Senior Credit Facility over the next few years. ATK’s other debt service requirements consist principally of interest expense on its long-term debt. Additional cash may be required to repurchase or convert the 3.00% Convertible Notes or the 2.75% Convertible Notes under certain circumstances, as discussed above. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of October 3, 2004, ATK had the following interest rate swaps (in thousands):

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Cash flow hedges:
Amortizing swap	$25,508	$(179)	6.59%	1.89%	November 2004
Amortizing swap	60,000	(1,525)	5.25%	1.98%	December 2005
Amortizing swap	60,000	(1,531)	5.27%	1.98%	December 2005
Non-amortizing swap	100,000	(9,622)	6.06%	2.01%	November 2008
Derivative obligation		(12,857)
			Receive Fixed	Pay Floating
Fair value hedges:
Non-amortizing swap	100,000	1,358	8.50%	6.01%	May 2011
Non-amortizing swap	100,000	291	8.50%	5.80%	May 2011
Non-amortizing swap	200,000	(3,402)	8.50%	6.38%	May 2011
Derivative obligation		(1,753)
		$(14,610)

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

Contingencies

Litigation.  From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK’s business. Other than the matter discussed below, ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its operating results, financial condition, or cash flows.

On March 12, 2002, a civil action was filed against ATK in the U.S. District Court for the Southern District of California, National Metal Technologies, Inc. and National Manufacturing Technologies, Inc. v. Alliant Techsystems Inc., et al., asserting various claims arising in connection with an agreement under which National Metal Technologies, Inc. (NMT) agreed to supply ATK with ammunition links for small- and medium-caliber ammunition. Specifically, the plaintiffs allege that they are entitled to damages in excess of $30 million for alleged breach of contract, violation of the antitrust laws, and tortious interference with prospective economic advantage as a result of ATK’s termination of the supply agreement in 2001. ATK has denied these allegations and alleges that the agreement was terminated as a result of NMT’s default. On August 10, 2004, the trial court denied ATK’s motion for summary judgment. A trial date has not yet been set.

ATK believes that ATK lawfully terminated the agreement with NMT, and ATK believes it is likely that the trial court will conclude that ATK did not breach the agreement, violate the antitrust laws or interfere with the plaintiffs’ prospective economic advantage, and that no damages will ultimately be awarded to the plaintiffs. Although it is not possible at this time to predict the outcome of the trial or any subsequent appeals in this case, some potential does remain for an adverse judgment that could be material to ATK’s financial position, results of operations, or cash flows. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.25% as of October 3, 2004 and 3.50% as of March 31, 2004. The decrease in the rate during the quarter ended October 3, 2004 resulted in additional expense of approximately $400,000. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	October 3, 2004		March 31, 2004
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(60,396)	$28,702	$(58,625)	$25,876
Unamortized discount	9,742	(3,310)	10,975	(3,745)
Discounted (liability) receivable	$(50,654)	$25,392	$(47,650)	$22,131

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. As of October 3, 2004, the estimated discounted range of reasonably possible costs of environmental remediation was $50 million to $77 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in ATK’s market risk during the quarter ended October 3, 2004. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the year ended March 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

As of October 3, 2004, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in ATK’s periodic SEC filings. During the quarter ended October 3, 2004, there were no changes in ATK’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

The description of certain legal proceedings and environmental matters contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contingencies,” is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 5 August 8, 2004	—	N/A	—
August 9 – September 5, 2004	25	$62.81	—
September 6 – October 3, 2004	248	$57.30	—
Fiscal quarter ended October 3, 2004	273	$57.80

All of the transactions noted above represent shares withheld to pay taxes upon vesting of restricted stock or performance shares, which were granted under ATK’s incentive compensation plans.

(1) On August 3, 2004, ATK’s Board of Directors authorized the repurchase of up to 2,000,000 shares through March 2006. ATK made no repurchases during the quarter ended October 3, 2004, so there are 2,000,000 shares that may yet be purchased under that program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           On August 3, 2004, ATK held its annual meeting of stockholders.

(b)           At the annual meeting, the stockholders elected the following persons as directors to serve until the next annual meeting of stockholders: Frances D. Cook, Gilbert F. Decker, Ronald R. Fogleman, Jonathan G. Guss, David E. Jeremiah, Roman Martinez IV, Paul David Miller, Daniel J. Murphy, Robert W. RisCassi, Michael T. Smith, and William G. Van Dyke.

(c)           At the annual meeting, the stockholders voted upon the following proposals: (1) election of 11 directors, (2) ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending March 31, 2005, and (3) a stockholder proposal. The voting results are as follows:

Proposal Number 1:  Election of Directors

	For	Withheld
Frances D. Cook	32,344,100	334,251

Gilbert F. Decker	31,589,032	1,089,319

Ronald R. Fogleman	32,346,202	332,149

Jonathan G. Guss	32,348,055	330,296

David E. Jeremiah	31,567,968	1,110,383

Roman Martinez IV	32,354,549	323,802

Paul David Miller	32,068,961	609,390

Daniel J. Murphy	32,334,234	344,117

Robert W. RisCassi	31,203,000	1,475,351

Michael T. Smith	31,457,544	1,220,807

William G. Van Dyke	31,464,043	1,214,308

Proposal Number 2:  Ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending March 31, 2005

For	Against	Abstain	Broker Non-Votes
29,315,083	3,293,417	69,851	—

Proposal Number 3:  Stockholder proposal – Weaponization of Space

For	Against	Abstain	Broker Non-Votes
1,158,731	26,412,827	1,161,450	3,945,343

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

4.1

Indenture dated as of August 13, 2004 among Alliant Techsystems Inc., as Issuer, the Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee, relating to 3.00% Convertible Senior Subordinated Notes due 2024.

4.2

First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of August 13, 2004 among Alliant Techsystems, Inc., as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee.

4.3

First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of February 19, 2004 among Alliant Techsystems, Inc., as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee.

10.1	Compensation arrangement with Nicholas G. Vlahakis, Executive Vice President and Chief Operating Officer, dated August 3, 2004.
10.2	Amendment 3 to First Amendment and Restatement of Alliant Techsystems Inc. 2000 Stock Incentive Plan.
31.1	Rule 13a-14a Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: November 11, 2004	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)