Form 10-Q
period 2005-01-02
ALLIANT TECHSYSTEMS INC
filed 2005-02-10
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2005

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

Yes ☒   No ☐

As of January 31, 2005, 37,806,214 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

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
Item 6. Exhibits
Signatures
Exhibit Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
(In thousands except per share data)	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003
Sales	$684,493	$563,817	$2,001,938	$1,689,506
Cost of sales	546,683	440,106	1,630,712	1,325,096
Gross profit	137,810	123,711	371,226	364,410
Operating expenses:
Research and development	10,203	5,814	23,685	22,189
Selling	16,454	15,629	50,598	46,365
General and administrative	29,250	31,817	95,255	87,713
Total operating expenses	55,907	53,260	169,538	156,267
Income before interest, income taxes, and minority interest	81,903	70,451	201,688	208,143
Interest expense	(17,492)	(14,302)	(48,024)	(44,480)
Interest income	162	112	645	480
Income before income taxes and minority interest	64,573	56,261	154,309	164,143
Income tax provision	16,621	14,256	48,741	52,332
Income before minority interest	47,952	42,005	105,568	111,811
Minority interest, net of income taxes	104	148	248	403
Net income	$47,848	$41,857	$105,320	$111,408

Earnings per common share:
Basic	$1.27	$1.08	$2.80	$2.89
Diluted	$1.25	$1.06	$2.76	$2.83

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	January 2, 2005	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$47,121	$56,891
Net receivables	575,742	528,848
Net inventories	144,872	134,676
Deferred income tax asset	56,991	53,105
Other current assets	27,703	32,165
Total current assets	852,429	805,685
Net property, plant, and equipment	453,457	465,786
Goodwill	1,158,080	1,063,711
Prepaid and intangible pension assets	342,056	331,860
Deferred income tax asset	6,972	38,940
Deferred charges and other non-current assets	216,748	127,347
Total assets	$3,029,742	$2,833,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,096	$4,000
Accounts payable	95,245	142,941
Contract advances and allowances	39,234	46,221
Accrued compensation	95,194	117,333
Accrued income taxes	64,404	10,278
Other accrued liabilities	124,586	107,618
Total current liabilities	421,759	428,391
Long-term debt	1,184,130	1,076,000
Postretirement and postemployment benefits liability	212,750	218,755
Minimum pension liability	401,314	401,314
Other long-term liabilities	139,506	144,669
Total liabilities	2,359,459	2,269,129
Contingencies (Note 11)
Common stock - $.01 par value
Authorized - 90,000,000 shares
Issued and outstanding 37,793,898 shares at January 2, 2005 and 37,439,972 at March 31, 2004	416	416
Additional paid-in-capital	442,590	468,044
Retained earnings	726,419	621,099
Unearned compensation	(1,869)	(1,015)
Accumulated other comprehensive income	(259,267)	(263,687)
Common stock in treasury, at cost, 3,763,200 shares held at January 2, 2005 and 4,117,126 shares held at March 31, 2004	(238,006)	(260,657)
Total stockholders’ equity	670,283	564,200
Total liabilities and stockholders’ equity	$3,029,742	$2,833,329

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
(In thousands)	January 2, 2005	December 28, 2003
Operating activities
Net income	$105,320	$111,408
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	50,613	46,447
Amortization of intangible assets and unearned compensation	8,117	3,637
Deferred income tax		(6,713)
Loss (gain) on disposal of property	2,386	(498)
Minority interest, net of income taxes	248	403
Changes in assets and liabilities:
Net receivables	(28,853)	24,369
Net inventories	(4,745)	8,784
Accounts payable	(51,052)	(29,155)
Contract advances and allowances	(8,444)	(3,782)
Accrued compensation	(25,102)	(16,294)
Accrued income taxes	56,284	52,325
Accrued environmental	454	(796)
Pension and other postretirement benefits	(16,201)	(61,781)
Other assets and liabilities	4,552	(8,118)
Cash provided by operating activities	93,577	120,236
Investing activities
Capital expenditures	(36,533)	(30,993)
Acquisition of businesses	(164,198)	(43,312)
Proceeds from the disposition of property, plant, and equipment	305	1,646
Cash used for investing activities	(200,426)	(72,659)
Financing activities
Payments made on bank debt	(92,774)	(26,590)
Proceeds from issuance of long-term debt	200,000
Payments made for debt issue costs	(6,144)
Net purchase of treasury shares	(26,085)	(2,526)
Proceeds from employee stock compensation plans	22,082	9,320
Cash provided by (used for) financing activities	97,079	(19,796)
(Decrease) increase in cash and cash equivalents	(9,770)	27,781
Cash and cash equivalents - beginning of period	56,891	14,383
Cash and cash equivalents - end of period	$47,121	$42,164

See Notes to the Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Quarter Ended January 2, 2005

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.              Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (fiscal 2004). Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of January 2, 2005, and its results of operations and cash flows for the quarters and nine months ended January 2, 2005 and December 28, 2003.

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

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. FSP No. 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. FSP No. 106-2 became effective for ATK beginning in the quarter ended October 3, 2004. ATK believes that one of its postretirement benefit (PRB) plans is actuarially equivalent to Medicare, but does not believe that the subsidies it may receive under the Act will be significant. Because ATK believes that participation levels in its other PRB plans will decline, the impact of adopting this FSP reduced ATK’s APBO by approximately $31,000. The impact to ATK’s results of operations in any period is not expected to be significant.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges.  The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred by ATK beginning in fiscal 2007.  ATK is in the process of determining the impact adoption of this Statement will have on its results of operations.

In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No. 123R).  This Statement supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.   SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.  ATK is required to adopt SFAS No. 123R as of July 4, 2005 but may elect to early adopt.  As of the effective date, this Statement applies to all new awards granted as well as awards modified, repurchased, or cancelled.  Additionally, compensation cost for stock-based awards that has not previously been recognized will be recognized as the remaining service is rendered.  ATK may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date.  ATK is in the process of determining which method of adoption it will elect as well as the potential impact on its consolidated financial statements upon adoption.

3.              Acquisitions and Goodwill

On September 23, 2004, ATK acquired the PSI Group, which includes Pressure Systems Inc., Programmed Composites Inc., and Able Engineering Company, Inc., for $164,198 in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthens ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. Headquartered in Commerce, CA, the PSI Group employs approximately 350 people. The PSI Group is included in the Advanced Propulsion and Space Systems segment. The purchase price allocation for the PSI Group has not yet been completed pending final valuation of acquired assets. None of the goodwill generated in this acquisition will be deductible for tax purposes.

During fiscal 2004, ATK made the following two acquisitions:

•                  On March 15, 2004, ATK acquired Mission Research Corporation (MRC) for $215,000 in cash and now operates the company as a separate segment under the name ATK Mission Research which is included in “Other” in the table below. ATK Mission Research is a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. ATK believes that the acquisition of ATK Mission Research was a strategic transaction that gives ATK an advanced aerospace and defense technology pipeline spanning concept development to full-scale production. ATK Mission Research has a reputation as a national asset in such areas as directed energy, electro-optical and infrared sensors, aircraft sensor integration, high-performance antennas and radomes, advanced signal processing, and specialized composites. Each of these areas is attractive in its own right, but of significantly greater potential value when coupled with ATK’s precision weapons and energetics capabilities. As of the date of acquisition, ATK Mission Research had approximately 560 employees at 16 facilities in 10 states. The purchase price allocation for ATK Mission Research was finalized as of October 3, 2004. None of the goodwill of approximately $155,000 generated in this acquisition is deductible for tax purposes.

•                  On November 21, 2003, ATK acquired two businesses, Micro Craft and GASL, from Allied Aerospace for $43,312 in cash. Micro Craft and GASL (now known together as ATK GASL) are leaders in the development of hypervelocity and air-breathing systems for next-generation space vehicles, missiles, and projectiles. ATK believes that the acquisition adds leading-edge propulsion and airframe technologies for aerospace and defense applications to ATK’s portfolio. Micro Craft is located in Tullahoma, TN, and GASL is located in Ronkonkoma, NY. ATK GASL is included in the Advanced Propulsion and Space Systems segment. The purchase price allocation for ATK GASL was finalized as of July 4, 2004. Goodwill related to Micro Craft of approximately $16,000 is not deductible for tax purposes, while the goodwill related to GASL of approximately $18,000 is deductible.

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

The changes in the carrying amount of goodwill by operating segment were as follows:

	ATK Thiokol	Ammunition	Precision Systems	Advanced Propulsion & Space Systems	Other	Total
Balance at March 31, 2004	$462,696	$114,886	$131,712	$169,446	$184,971	$1,063,711
Adjustments				(4,706)	(20,643)	(25,349)
Balance at July 4, 2004	462,696	114,886	131,712	164,740	164,328	1,038,362
Adjustments		(1,021)		(1,635)	(9,567)	(12,223)
Acquisition				147,412		147,412
Balance at October 3, 2004	462,696	113,865	131,712	310,517	154,761	1,173,551
Adjustments				(15,319)	(152)	(15,471)
Balance at January 2, 2005	$462,696	$113,865	$131,712	$295,198	$154,609	$1,158,080

The adjustment to Ammunition’s goodwill during the quarter ended October 3, 2004 was due to adjustments of deferred taxes related to previous acquisitions.  The adjustments to Advanced Propulsion and Space Systems’ goodwill during the six months ended October 3, 2004 were primarily due to the recording of other intangible assets for ATK GASL resulting in a deduction from goodwill and adjustments of deferred taxes related to previous acquisitions while the adjustment during the quarter ended January 2, 2005 was due to the recording of other intangible assets for the PSI Group.  The adjustments to the Other goodwill were primarily due to the recording of other intangible assets for ATK Mission Research as well as adjustments of deferred taxes. The acquisition in Advanced Propulsion and Space Systems was the PSI Group.

Included in deferred charges and other non-current assets as of January 2, 2005 are other intangible assets of $87,973, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite.

Also included in deferred charges and other non-current assets as of January 2, 2005 are amortizing intangible assets consisting of contracts and customer relationships, as follows:

Gross carrying amount	$64,380
Accumulated amortization	(5,420)
Net carrying amount	$58,960

These assets are being amortized over their estimated useful lives, which range from two to 12 years. Amortization expense for the quarter and nine months ended January 2, 2005 was $2,411 and $5,420, respectively. ATK expects amortization expense related to these assets over the next five years to be as follows:

Remainder of fiscal 2005	$2,411
Fiscal 2006	9,644
Fiscal 2007	9,278
Fiscal 2008	9,278
Fiscal 2009	6,995

4.              Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which, if exercised, would have a dilutive effect on EPS. In computing EPS for the quarters and nine months ended January 2, 2005 and December 28, 2003, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Nine Months Ended
	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003
Basic shares outstanding	37,718	38,624	37,576	38,589
Dilutive effect of stock options	524	709	556	715
Diluted shares outstanding	38,242	39,333	38,132	39,304

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	106	541	106	541

5.              Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and nine months ended January 2, 2005 and December 28, 2003 were as follows:

	Quarters Ended		Nine Months Ended
	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003
Net income	$47,848	$41,857	$105,320	$111,408
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $811, $1,817, $2,419, and $3,401, respectively	1,323	2,965	3,946	5,549
Change in fair value of available-for-sale securities, net of income taxes of $345, $136, $291, and $310, respectively	563	222	474	506
Total other comprehensive income	1,886	3,187	4,420	6,055
Total comprehensive income	$49,734	$45,044	$109,740	$117,463

6.              Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	January 2, 2005	March 31, 2004
Employee benefits and insurance	$33,315	$35,713
Warranty	13,698	14,559
Interest	10,934	10,838
Environmental remediation	9,071	6,709
Other	57,568	39,799
Total other current accrued liabilities	$124,586	$107,618

Environmental remediation	$53,728	$40,941
Management deferred compensation plan	26,037	24,258
Supplemental employee retirement plan	23,821	29,158
Interest rate swaps	14,928	22,805
Minority interest in joint venture	6,977	6,729
Other	14,015	20,778
Total other long-term liabilities	$139,506	$144,669

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter ended January 2, 2005:

Balance at October 3, 2004	$14,052
Warranties issued	536
Changes related to preexisting warranties	(890)
Balance at January 2, 2005	$13,698

7.              Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	January 2, 2005	March 31, 2004
Senior Credit Facility dated March 31, 2004:
Term Loan B due 2011	$307,226	$400,000
Revolving Credit Facility due 2009
8½% Senior Subordinated Notes due 2011	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000
Total long-term debt	1,187,226	1,080,000
Less current portion	3,096	4,000
Long-term debt	$1,184,130	$1,076,000

In August 2004, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on the 3.00% Convertible Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of the 3.00% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 3.00% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 3.00% Convertible Notes in cash at any time on or after August 20, 2014. Holders of the 3.00% Convertible Notes may require ATK to repurchase in cash some or all of the 3.00% Convertible Notes on August 15, 2014 and August 15, 2019. Holders may convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 3.00% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 3.00% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 3.00% Convertible Notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $4,700 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase the 3.00% Convertible Notes.

In March 2004, ATK entered into a new $700,000 Senior Credit Facility (the Senior Credit Facility) and repaid the Tranche C term loan under the previous senior credit facility dated April 20, 2001. The Senior Credit Facility is comprised of a $300,000 Revolving Credit Facility maturing in 2009 and a Term Loan B of $307,226 maturing in 2011.  The Term Loan B had an original balance of $400,000 of which ATK paid $90,000 in optional prepayments along with $2,774 of scheduled payments during the nine months ended January 2, 2005.  The Term Loan B requires quarterly principal payments of approximately $774 through March 2010 and approximately $72,744 from June 2010 through March 2011.  Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $3,900 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a

Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. As of January 2, 2005, the weighted average interest rate for the Term Loan B was 3.88%. As of January 2, 2005, the interest rate on the Term Loan B was 5.76% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.50% at January 2, 2005. As of January 2, 2005, ATK had no borrowings against its $300,000 revolving credit facility and had outstanding letters of credit of $65,198, which reduced amounts available on the revolving facility to $234,802. ATK’s weighted average interest rate on short-term borrowings was 4.80% during the quarter ended January 2, 2005.

In February 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes) that mature on February 15, 2024. Interest on the 2.75% Convertible Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2004. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the 2.75% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 2.75% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 2.75% Convertible Notes in cash at any time on or after August 20, 2009. Holders of the 2.75% Convertible Notes may require ATK to repurchase in cash some or all of the 2.75% Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 2.75% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 2.75% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the 2.75% Convertible Notes.

In May 2001, ATK issued $400,000 aggregate principal amount of 8½% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. The outstanding Senior Subordinated Notes are general unsecured obligations of the subsidiary guarantors of ATK. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of January 2, 2005, the interest rate on the Senior Subordinated Notes was 6.54% after taking into account the related interest rate swap agreements, which are discussed below.

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

The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of fiscal 2005	$774
Fiscal 2006	3,096
Fiscal 2007	3,096
Fiscal 2008	3,096
Fiscal 2009	3,096
Thereafter	1,174,068
Total	$1,187,226

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 64% as of January 2, 2005 and 66% as of March 31, 2004.

Net cash paid for interest totaled $45,931 in the nine months ended January 2, 2005 and $48,240 in the nine months ended December 28, 2003.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of January 2, 2005, ATK was in compliance with the covenants.

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

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of January 2, 2005, ATK had the following interest rate swaps:

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Cash flow hedges:
Amortizing swap	$42,000	$(898)	5.25%	2.56%	December 2005
Amortizing swap	42,000	(907)	5.27%	2.55%	December 2005
Non-amortizing swap	100,000	(9,390)	6.06%	2.56%	November 2008
Derivative obligation		(11,195)

			Receive Fixed	Pay Floating
Fair value hedges:
Non-amortizing swap	100,000	476	8.50%	6.60%	May 2011
Non-amortizing swap	100,000	(285)	8.50%	6.81%	May 2011
Non-amortizing swap	200,000	(4,826)	8.50%	7.18%	May 2011
Derivative obligation		(4,635)
		$(15,830)

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

The fair market value of ATK’s interest rate swaps was $(15,830) at January 2, 2005, a decline of $1,220 since October 3, 2004. Of the fair market value of $(15,830), $(14,928) was recorded within other long-term liabilities on the balance sheet, $(1,167) was in other current liabilities, and $265 was within other non-current assets.

8.     Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Nine Months Ended
	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003
Components of Net Periodic Benefit Cost
Service cost	$10,502	$8,498	$30,867	$31,291
Interest cost	29,179	25,338	86,163	93,298
Expected return on plan assets	(38,859)	(33,750)	(113,653)	(124,273)
Amortization of unrecognized net loss	5,144	1,433	15,177	5,276
Amortization of unrecognized prior service cost	(222)	1,031	(652)	3,798
Net periodic benefit cost before settlement / special termination benefits cost	5,744	2,550	17,902	9,390
Settlement			6,402
Special termination benefits costs			813
Net periodic benefit cost	$5,744	$2,550	$25,117	$9,390

	Postretirement Benefits
	Quarters Ended		Nine Months Ended
	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003
Components of Net Periodic Benefit Cost
Service cost	$296	$171	$798	$452
Interest cost	4,646	6,344	14,459	16,764
Expected return on plan assets	(1,166)	(1,051)	(3,148)	(2,776)
Amortization of unrecognized net loss	2,166	2,318	5,744	6,127
Amortization of unrecognized prior service cost	(2,551)	(1,291)	(4,739)	(3,412)
Net periodic benefit cost before special termination benefits cost / curtailment	3,391	6,491	13,114	17,155
Special termination benefits costs			1,905
Curtailment				(7,179)
Net periodic benefit cost	$3,391	$6,491	$15,019	$9,976

During the nine months ended January 2, 2005, ATK recorded a $6,402 settlement charge to recognize the impact of lump sum pension benefits that were paid.  ATK also recorded special termination benefits costs in the pension plans of $813 and other postretirement benefit (PRB) plans of $1,905 in connection with the closure of the Twin Cities Army Ammunition Plant (TCAAP), as discussed in Note 12. The curtailment gain recorded during the nine months ended December 28, 2003 of $7,179 was due to a change in some of ATK’s other PRB plans.

Employer Contributions.  During the nine months ended January 2, 2005, ATK contributed $44,555 to its pension plans and $19,800 to its other PRB plans. Consistent with previous expectations, ATK anticipates contributing a total of $45,000 to its pension plans during fiscal 2005. ATK now anticipates contributing a total of $30,000 to its other PRB plans in fiscal 2005, a decrease of $1,000 from previous expectations.

9.              Income Taxes

Income tax refunds, net of payments made, totaled $7,682 during the nine months ended January 2, 2005. Income taxes paid, net of refunds received, totaled $6,917 during the nine months ended December 28, 2003.

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarter and nine months ended January 2, 2005 represent effective tax rates of 25.7% and 31.6%, respectively. The income tax provisions for the quarter and nine months ended December 28, 2003 represent effective tax rates of 25.3% and 31.9%, respectively.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The estimated effective tax rate for fiscal year 2005 of 32.4% differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and the following items which decrease the rate:  extraterritorial income (ETI) exclusion tax benefits, research and development (R&D) tax credits and the net benefit of discrete tax items, as explained further below.

On October 4, 2004, President Bush signed into law the “Working Families Tax Relief Act of 2004” which reinstated the R&D credit from July 1, 2004 through December 31, 2005.  The extension of the R&D credit is reflected in the tax rates noted above.

In addition, during the quarter ended January 2, 2005, the Company recorded discrete tax benefits of $1,826 for federal and state R&D credits as a result of a settlement with the Internal Revenue Service (IRS) for fiscal years 2002 and 2003 and related revisions in estimates, $675 for fiscal year 2004 federal and state R&D credits based on the tax return as filed and revisions in the estimated benefit that is ultimately expected to be realized, and $699 for a change in estimate of ETI benefit ultimately expected to be realized for fiscal year 2004.

On October 22, 2004, President Bush signed into law the “American Jobs Creation Act of 2004” which repealed the ETI exclusion with transition relief and created a domestic manufacturing deduction.  The provisions of this new law, which are generally effective after December 31, 2004, are not expected to have a material impact on ATK’s tax rate for fiscal 2005.

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

	Quarters Ended		Nine Months Ended
	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003

Net income, as reported	$47,848	$41,857	$105,320	$111,408
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,693)	(1,471)	(4,690)	(4,339)
Pro forma net income	$46,155	$40,386	$100,630	$107,069

Earnings per share:
Basic—as reported	$1.27	$1.08	$2.80	$2.89
Basic—pro forma	1.22	1.05	2.68	2.77
Diluted—as reported	1.25	1.06	2.76	2.83
Diluted—pro forma	1.21	1.03	2.64	2.72

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

On March 12, 2002, a civil action was filed against ATK in the U.S. District Court for the Southern District of California, National Metal Technologies, Inc. and National Manufacturing Technologies, Inc. v. Alliant Techsystems Inc., et al., asserting various claims arising in connection with an agreement under which National Metal Technologies, Inc. (NMT) agreed to supply ATK with ammunition links for small- and medium-caliber ammunition. Specifically, the plaintiffs allege that they are entitled to damages in excess of $30,000 for alleged breach of contract, violation of the antitrust laws, and tortious interference with prospective economic advantage as a result of ATK’s termination of the supply agreement in 2001. ATK has denied these allegations and alleges that the agreement was terminated as a result of NMT’s default. On August 10, 2004, the trial court denied ATK’s motion for summary judgment. A trial date has been tentatively set for February 22, 2005.

ATK believes that it lawfully terminated the agreement with NMT, and ATK believes it is likely that the trial court will conclude that ATK did not breach the agreement, violate the antitrust laws or interfere with the plaintiffs’ prospective economic advantage, and that no damages will ultimately be awarded to the plaintiffs. Although it is not possible at this time to predict the outcome of the trial or any subsequent appeals in this case, some potential does remain for an adverse judgment that could be material to ATK’s financial position, results of operations, or cash flows. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.00% as of January 2, 2005 and 3.50% as of March 31, 2004. The decrease in the rate during the quarter ended January 2, 2005 resulted in additional expense of approximately $400. The following is a summary of the amounts recorded for environmental remediation:

	January 2, 2005		March 31, 2004
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(74,354)	$43,235	$(58,625)	$25,876
Unamortized discount	11,555	(6,409)	10,975	(3,745)
Discounted (liability) receivable	$(62,799)	$36,826	$(47,650)	$22,131

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. As such, of the $62,799 discounted liability as of January 2, 2005, $9,071 was recorded within other current liabilities and $53,728 was recorded within other long-term liabilities. Of the $36,826 discounted receivable, $6,806 was recorded within other current assets and $30,020 was recorded within other non-current assets. As of January 2, 2005, the estimated discounted range of reasonably possible costs of environmental remediation was $62,799 to $98,935.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•                  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’s representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50.  Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. Hercules’ environmental indemnity obligation relating to contamination on federal lands remains effective, provided that ATK gives notice of any claims related to federal lands on or before March 31, 2005.

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

12.       Restructuring Charges

In fiscal 2004, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products occurred during the quarter ended January 2, 2005.   The final exit from TCAAP is expected to be completed by the end of March 2005, however, the timing is dependent on obtaining final exit approval from the Army.  In connection with these restructuring and related activities, ATK recorded costs of approximately $8,000 in fiscal 2004, primarily for employee termination benefits, facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2004 was approximately $6,000. During the quarter ended January 2, 2005, approximately $1,000 was disbursed and an additional $400 was expensed. During the nine months ended January 2, 2005, approximately $8,000 was disbursed and an additional $6,000 was expensed (including $2,718 for special termination benefits for pension and other postretirement benefits (PRB)). The liability as of January 2, 2005 was approximately $1,300 (not including the impact on the pension and other PRB plans).

ATK expects approximately $1,400 in additional costs will be recorded, primarily in fiscal 2005, related to these restructuring and related activities.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV.  In connection with this move, ATK expects to incur costs of approximately $5,000 during the fourth quarter of fiscal 2005 related primarily to employee termination benefits and accelerated depreciation.  ATK also expects to incur additional costs of approximately $5,000 in fiscal year 2006 primarily related to relocation and facility clean-up costs.  As the decision to move was made subsequent to January 2, 2005, no related costs or liabilities were recorded during or as of the quarter ended January 2, 2005.

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

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Nine Months Ended
	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003
Sales to external customers:
ATK Thiokol	$204,645	$184,463	$623,726	$603,341
Ammunition	205,310	184,279	609,918	548,446
Precision Systems	132,712	126,571	382,818	354,976
Advanced Propulsion and Space Systems	109,556	68,504	273,129	182,743
Other	32,270		112,347
Total external sales	684,493	563,817	2,001,938	1,689,506
Intercompany sales:
ATK Thiokol	1,357	629	3,125	1,928
Ammunition	2,881	2,858	11,370	11,787
Precision Systems	11,982	2,720	22,233	8,317
Advanced Propulsion and Space Systems	12,056	7,410	29,603	24,365
Corporate and other	(28,276)	(13,617)	(66,331)	(46,397)
Total intercompany sales	—	—	—	—
Total sales	$684,493	$563,817	$2,001,938	$1,689,506

Income before interest, income taxes, and minority interest:
ATK Thiokol	$28,105	$31,052	$88,357	$101,648
Ammunition	21,046	19,416	49,704	53,649
Precision Systems	17,887	14,601	43,710	38,226
Advanced Propulsion and Space Systems	11,637	8,064	17,009	24,395
Corporate and other	3,228	(2,682)	2,908	(9,775)
Income before interest, income taxes, and minority interest	$81,903	$70,451	$201,688	$208,143

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

•                  supplier contract negotiations and difficulties in the supplier qualification process,

•                  supply, availability, and costs of raw materials and components,

•                  fires or explosions at one of ATK’s facilities,

•                  availability of insurance coverage at acceptable terms,

•                  unforeseen delays or other changes in NASA’s Space Shuttle program,

•                  changes in accounting or tax rules or pronouncements,

•                  actual pension asset returns and assumptions regarding future returns, discount rates, and service costs,

•                  changes in cost estimates related to restructuring or relocation of facilities,

•                  legal proceedings, and

•                  other economic, political, and technological risks and uncertainties.

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. We undertake no obligation to update any forward-looking statements.

Overview

ATK is a supplier of aerospace and defense products to the U.S. Government, U.S. allies, and major prime contractors. ATK is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets. ATK is headquartered in Edina, Minnesota and has operating locations throughout the United States. Effective April 1, 2004 (fiscal 2005), ATK realigned its business operations, forming a new segment, Advanced Propulsion and Space Systems. Following this realignment, ATK has five segments: ATK Thiokol, Ammunition, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research.

•                  The ATK Thiokol segment, which generated 31% of ATK’s sales in the nine months ended January 2, 2005, is a solid propellant rocket motor manufacturer, providing motors for human access to space (Space Shuttle), land- and sea-based strategic missiles, commercial and government space launch vehicles, and missile defense interceptors. The segment also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials/structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

•                  The Ammunition segment, which contributed 30% of ATK’s sales in the nine months ended January 2, 2005, supplies small-caliber military ammunition, medium-caliber ammunition, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•                  The Precision Systems segment, which generated 19% of ATK’s sales in the nine months ended January 2, 2005, develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, tactical rocket motors and warheads, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, lithium and lithium-ION batteries for military and aerospace applications, and medium-caliber gun systems.

•                  The Advanced Propulsion and Space Systems segment, which accounted for 14% of ATK’s sales in the nine months ended January 2, 2005, supplies solid propellant rocket motors, integrated boosters and upper stages, advanced ordnance, and control systems for missile defense, space, strategic, tactical, and commercial applications; high-performance composite structures for space launch vehicles, rocket motor casings, military and commercial aircraft; telescope, satellite and spacecraft structures, optical benches, and antenna reflectors; and advanced hypervelocity and air-breathing propulsion systems for aerospace vehicles and weapon systems.

•                  The ATK Mission Research segment, which is included in “Other” or “Corporate and other” in the Results of Operations section below, accounted for the remainder of ATK’s sales. ATK Mission Research is a developer of advanced technologies that address emerging national security and homeland defense requirements in such areas as directed energy, electro-optical and infrared sensors, aircraft sensor integration, high-performance antennas and radomes, advanced signal processing, and specialized composites.

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

ATK management believes that the key to ATK’s continued success is to focus on performance, simplicity, and affordability, and that ATK’s future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures on procurement and research and development accounts mount. ATK will concentrate on developing the “faster, farther, more accurate, and more lethal” systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as strike fighters, guided-missile destroyers, and main battle tanks. ATK’s transformational weapons such as AARGM, BTERM, PGMM and MRM are aimed squarely at this growing market. At the same time, ATK believes it is pushing the envelope of technologies essential to “generation after next” weapons and platforms such as advanced sensor/seeker integration, directed energy, weapon data links, high-speed, long-range projectiles, thermal-resistant materials, and scramjet engines.

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

ATK expects to make contributions to its other postretirement benefit plans of approximately $30 million in fiscal 2005.

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

Space Shuttle Contract

ATK is the sole manufacturer of the Reusable Solid Rocket Motors (RSRM) for NASA’s Space Shuttle. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. The RSRM program represented 15% of ATK’s total sales in the nine months ended January 2, 2005.

As a result of the investigation of the February 1, 2003 Columbia failure and temporary suspension of Space Shuttle flights, NASA directed ATK on June 3, 2003 to slow down the production rate of RSRM motor segments, but to maintain necessary and critical staffing skills. Therefore, the production slowdown has not and is not expected to significantly impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing are the items being most affected by the slowdown, but the reduction to raw materials purchase quantities is expected to be partially offset by materials pricing increases, as well as increased work scope related to program safety and supplier viability initiatives. ATK has also become involved in other shuttle-related activities such as becoming the new source for Booster Separation Motors and developing and defining a repair system for the Orbiter Thermal Protection tiles. As such, ATK expects the slowdown to continue to have minimal impact on sales in the foreseeable future. Currently, it is anticipated that the Space Shuttle will return to flight in May of 2005.

Minuteman III Contract

ATK participates in a contract sharing agreement with United Technologies Corporation’s Pratt & Whitney to perform the Minuteman III Propulsion Replacement program. On August 7, 2003, Pratt & Whitney’s Space and Missile Propulsion manufacturing facility experienced a propellant ignition incident. As a result, Minuteman III product deliveries have not been made in accordance with the original contract schedule. In order to facilitate program recovery and meet the objectives of each party, ATK and Pratt & Whitney have reached an agreement to transfer all work previously performed by Pratt & Whitney to ATK. The primary elements of program transition have been completed and the program has returned to full rate production. An additional subcomponent remains to be qualified at a new facility, but due to existing inventory of this subcomponent, this qualification is expected to occur with no impact to production. In addition, ATK and Pratt & Whitney worked with the customer, Northrop Grumman, to restructure the Minuteman contract in a manner acceptable to the Air Force. This agreement to restructure the program was completed during the third quarter of fiscal 2005. The Minuteman III program represented 7% of ATK’s sales in the nine months ended January 2, 2005.

Restructuring Charges

In fiscal 2004, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products occurred during the quarter ended January 2, 2005.   The final exit from TCAAP is expected to be completed by the end of March 2005, however, the timing is dependent on obtaining final exit approval from the Army.  In connection with these restructuring and related activities, ATK recorded costs of approximately $8 million in fiscal 2004, primarily for employee termination benefits, facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2004 was approximately $6 million. During the quarter ended January 2, 2005, approximately $1 million was disbursed and an additional $0.4 million was expensed. During the nine months ended January 2, 2005, approximately $8 million was disbursed and an additional $6 million was expensed (including $2.7 million for special termination benefits for pension and other postretirement benefits (PRB)). The liability as of January 2, 2005 was approximately $1.3 million (not including the impact on the pension and other PRB plans). ATK expects approximately $1.4 million in additional costs will be recorded, primarily in fiscal 2005, related to these restructuring and related activities.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV.  In connection with this move, ATK expects to incur costs of approximately $5 million during the fourth quarter of fiscal 2005 related primarily to employee termination benefits and accelerated depreciation.  ATK also expects to incur additional costs of approximately $5 million in fiscal year 2006 primarily related to relocation and facility clean-up costs.  As the decision to move was made subsequent to January 2, 2005, no related costs or liabilities were recorded during or as of the quarter ended January 2, 2005.

Results of Operations

Acquisitions

On September 23, 2004, ATK acquired the PSI Group, which includes Pressure Systems Inc., Programmed Composites Inc., and Able Engineering Company, Inc., for $164.2 million in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthens ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. Headquartered in Commerce, CA, the PSI Group employs approximately 350 people. The PSI Group is included in the Advanced Propulsion and Space Systems segment.

During the year ended March 31, 2004, ATK made the following two acquisitions:

•                  On March 15, 2004, ATK acquired Mission Research Corporation (MRC) for $215 million in cash and now operates the company as a separate segment under the name ATK Mission Research. ATK Mission Research is a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. ATK believes that the acquisition of ATK Mission Research was a strategic transaction that gives ATK an advanced aerospace and defense technology pipeline spanning concept development to full-scale production. ATK Mission Research has a reputation as a national asset in such areas as directed energy, electro-optical and infrared sensors, aircraft sensor integration, high-performance antennas and radomes, advanced signal processing, and specialized composites. Each of these areas is attractive in its own right, but of significantly greater potential value when coupled with ATK’s precision weapons and energetics capabilities. As of the date of acquisition, ATK Mission Research had approximately 560 employees at 16 facilities in 10 states. ATK Mission Research is reported under “other” or “corporate and other” below.

•                  On November 21, 2003, ATK acquired two businesses, Micro Craft and GASL, from Allied Aerospace for $43.3 million in cash. Micro Craft and GASL (now known together as ATK GASL) are leaders in the development of hypervelocity and air-breathing systems for next-generation space vehicles, missiles, and projectiles. ATK believes that the acquisition adds leading-edge propulsion and airframe technologies for aerospace and defense applications to ATK’s portfolio. Micro Craft is located in Tullahoma, TN, and GASL is located in Ronkonkoma, NY. ATK GASL is included in the Advanced Propulsion and Space Systems segment.

ATK used the purchase method of accounting to account for all of these acquisitions and, accordingly, the results of each entity are included in ATK’s consolidated financial statements since the date of each acquisition.

Sales

The following is a summary of each operating segment’s external sales (in millions):

	Quarters Ended				Nine Months Ended
	Jan 2, 2005	Dec 28, 2003	$ Change	% Change	Jan 2, 2005	Dec 28, 2003	$ Change	% Change

ATK Thiokol	$204.6	$184.4	$20.2	11%	$623.7	$603.3	$20.4	3%
Ammunition	205.3	184.3	21.0	11%	609.9	548.5	61.4	11%
Precision Systems	132.7	126.6	6.1	5%	382.8	355.0	27.8	8%
Advanced Propulsion and Space Systems	109.6	68.5	41.1	60%	273.1	182.7	90.4	49%
Other	32.3		32.3		112.4		112.4
Total sales	$684.5	$563.8	$120.7	21%	$2,001.9	$1,689.5	$312.4	18%

Quarter.

The increase in sales was driven by organic growth in many of the existing businesses, along with sales from businesses acquired during the past year, as described above. ATK Mission Research contributed $32 million in sales to the quarter.

ATK Thiokol.  The increase in sales was due to:

•                  an increase of $25 million on the Minuteman III Propulsion Replacement program, mainly due to the transfer of all work previously performed by Pratt & Whitney to ATK, as discussed above, and

•                  an increase of $8 million in flares and decoys.

Partially offsetting these increases was a reduction of $7 million in other solid propulsion programs.

Ammunition.  The increase in sales was driven by:

•                  a $20 million increase in military small-caliber ammunition produced by the Lake City Army Ammunition Plant,

•                  an $8 million increase in civil ammunition due to higher retail, government, and international sales, and

•                  an increase totaling $5 million in Mk-90 and TNT.

Partially offsetting these increases was a decrease of $12 million in medium-caliber ammunition, primarily due to the relocation of the metal parts manufacturing, as discussed under “Restructuring Charges” above.

Precision Systems.  The increase in sales was due to:

•                  an increase of $4 million in fuzes, principally the Multi-Option Fuze for Artillery (MOFA) program,

•                  a $4 million increase in missile systems, principally due to increased systems design and development on the Advanced Anti-Radiation Guided Missile (AARGM), and

•                  an increase of $3 million in defense electronics, primarily the AAR-47 missile warning system program.

Partially offsetting these increases was a $4 million decline in tactical rocket motors.

Advanced Propulsion and Space Systems.  The increase in sales was due to:

•                  the acquisition of the PSI Group during the second quarter which added $26 million,

•                  an increase of $6 million in military aircraft structures,

•                  an increase of $6 million in satellites and reflectors, and

•                  a $5 million increase in missile defense, principally SM-3 in connection with increased production in support of initial deployment rounds.

Nine Months.

The increase in sales was driven by organic growth in many of the existing businesses, along with sales from businesses acquired during the past year, as described above. ATK Mission Research contributed $112 million in sales to the period.

ATK Thiokol.  The increase in sales was due to:

•                  an increase of $33 million on the Minuteman III Propulsion Replacement program, mainly due to the transfer of all work previously performed by Pratt & Whitney to ATK, as discussed above,

•                  an increase of $14 million in flares and decoys, and

•                  an increase of $10 million on the RSRM program due to the addition of related return-to-flight contracts.

Offsetting these items were:

•                  a reduction of $10 million in commercial nozzle, motor, and material programs,

•                  a $10 million reduction on the Titan IV SRMU program consistent with the anticipated contract schedule, and

•                  a $6 million reduction on the GEM solid rocket booster programs, consistent with the anticipated production schedule for these motors.

Ammunition.  The increase in sales was driven by:

•                  a $37 million increase in military small-caliber ammunition produced by the Lake City Army Ammunition Plant,

•                  an increase totaling $29 million in Mk-90 and TNT, and

•                  an increase of $20 million in civil ammunition due to strong retail, law enforcement, government, and international sales.

These increases were partly offset by a decrease of $23 million in medium-caliber ammunition, primarily due to the relocation of the metal parts manufacturing, as discussed under “Restructuring Charges” above.

Precision Systems.  The increase in sales was due to:

•                  an increase of $15 million in defense electronics, primarily the family of AN/AAR-47 missile warning system programs,

•                  $11 million increase in fuzes and proximity sensors, principally the DSU-33 and Multi-Option Fuze for Artillery (MOFA) programs,

•                  an increase of $10 million in barrier systems, and

•                  an increase of $4 million in medium-caliber gun systems.

Partially offsetting these increases was a $6 million decline in tactical rocket motors and a $6 million decline in tank ammunition.

Advanced Propulsion and Space Systems.  The increase in sales was due to:

•                  the acquisition of the PSI Group during the second quarter which added $26 million,

•                  a $20 million increase in missile defense, principally SM-3 in connection with increased production in support of initial deployment rounds,

•                  the acquisition of ATK GASL late in the third quarter of fiscal 2004, which added $18 million in sales,

•                  an increase of $14 million in military aircraft structures,

•                  an $11 million increase in satellites and reflectors, and

•                  a $6 million increase in propulsion cases.

Gross Profit

	Quarters Ended					Nine Months Ended
(amounts in millions)	Jan 2, 2005	As a % of Sales	Dec 28, 2003	As a % of Sales	Change	Jan 2, 2005	As a % of Sales	Dec 28, 2003	As a % of Sales	Change

Gross profit	$137.8	20.1%	$123.7	21.9%	$14.1	$371.2	18.5%	$364.4	21.6%	$6.8

Quarter.

The increase in gross profit was driven by higher sales, partially offset by:

•                  the increase of approximately $3.2 million in pension expense, and

•                  costs of approximately $0.4 million for restructuring and related activities as a result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP), as discussed above.

Nine Months.

The increase in gross profit was due to higher sales offset by:

•                  the increase of approximately $8.5 million in pension expense,

•                  the lack of $7.5 million recognized in the prior-year period in connection with the successful resolution of an issue with the government regarding contract billing rates, primarily impacting the RSRM program,

•                  a charge of approximately $7 million in the current-year period due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program in the Advanced Propulsion and Space Systems segment,

•                  the absence of the $7 million curtailment gain that was recorded as a reduction of cost of sales in the prior-year period in connection with a change in some of ATK’s postretirement benefit plans, and

•                  costs of approximately $6.4 million for restructuring and related activities as a result of the U.S. Army’s announced plans to exit TCAAP, as discussed above.

Operating Expenses

	Quarters Ended					Nine Months Ended
(amounts in millions)	Jan 2, 2005	As a % of Sales	Dec 28, 2003	As a % of Sales	Change	Jan 2, 2005	As a % of Sales	Dec 28, 2003	As a % of Sales	Change

Research and development	$10.2	1.5%	$5.8	1.0%	$4.4	$23.7	1.2%	$22.2	1.3%	$1.5
Selling	16.5	2.4%	15.7	2.8%	0.8	50.6	2.5%	46.4	2.7%	4.2
General and administrative	29.2	4.3%	31.8	5.6%	(2.6)	95.2	4.8%	87.7	5.2%	7.5
Total	$55.9	8.2%	$53.3	9.4%	$2.6	$169.5	8.5%	$156.3	9.2%	$13.2

Operating expenses increased primarily due to the inclusion of businesses acquired in the past year, along with a $6.4 million settlement charge to recognize the impact of lump sum pension benefits that were paid, which was recorded in general and administrative expense in the nine months ended January 2, 2005.

Income Before Interest, Income Taxes, and Minority Interest

	Quarters Ended					Nine Months Ended
(amounts in millions)	Jan 2, 2005	As a % of Sales	Dec 28, 2003	As a % of Sales	Change	Jan 2, 2005	As a % of Sales	Dec 28, 2003	As a % of Sales	Change

ATK Thiokol	$28.1	13.7%	$31.1	16.8%	$(3.0)	$88.4	14.2%	$101.6	16.8%	$(13.2)
Ammunition	21.1	10.3%	19.4	10.5%	1.7	49.7	8.1%	53.7	9.8%	(4.0)
Precision Systems	17.9	13.5%	14.6	11.5%	3.3	43.7	11.4%	38.2	10.8%	5.5
Advanced Propulsion and Space Systems	11.6	10.6%	8.1	11.8%	3.5	17.0	6.2%	24.4	13.3%	(7.4)
Corporate and other	3.2		(2.7)		5.9	2.9		(9.8)		12.7
Total	$81.9	12.0%	$70.5	12.5%	$11.4	$201.7	10.1%	$208.1	12.3%	$(6.4)

Quarter.

The increase in income before interest, income taxes, and minority interest was due to higher sales along with income generated by ATK Mission Research and the PSI Group offset by:

•      the increase of approximately $3.2 million in pension expense, and

•      program-related changes within the ATK Thiokol and Ammunition operating segments as discussed below.

See below for program-related changes within each operating segment.

ATK Thiokol.  The decrease was mainly due to the lack of $3.8 million recognized in the prior-year quarter in connection with the successful resolution of a reimbursement issue with the government.

Ammunition.  The increase was driven by higher sales on propellant and military small-caliber ammunition, partially offset by the restructuring costs of approximately $0.4 million, as discussed above, and a decrease in civil ammunition due to a change in product mix and an increase in the cost of raw materials.

Precision Systems.  The increase was due to higher sales volume and profit improvements from fuzing, medium-caliber gun systems, and defense electronics.

Advanced Propulsion and Space Systems.  The increase was primarily driven by income generated by the PSI Group.

Nine Months.

The decrease in income before interest, income taxes, and minority interest was due to:

•      the increase of approximately $8.5 million in pension expense,

•      the absence of the $7 million curtailment gain that was recorded as a reduction of cost of sales in the prior-year period in connection with a change in some of ATK’s postretirement benefit plans,

•      a $6.4 million settlement charge to recognize the impact of lump sum pension benefits that were paid, and

•      program-related changes within each of the operating segments as discussed below.

Partially offsetting these decreases was an increase resulting from higher sales, income generated by ATK Mission Research and the PSI Group, and program-related changes within each operating segment as discussed below.

ATK Thiokol.  The decrease was primarily due to the lack of $7.5 million recognized in the prior-year period in connection with the successful resolution of an issue with the government, the absence of $3 million in royalty payments received in the prior year, along with ATK Thiokol’s portion of the increase in pension expense ($2.5 million) and absence of its portion of the curtailment gain ($1.4 million), as discussed above. These decreases were partially offset by higher profit on ground-based missile defense.

Ammunition.  The decrease was primarily due to the restructuring costs of approximately $6.4 million, as discussed above, along with Ammunition’s portion of the increase in pension expense ($5.2 million) and the absence of its portion of the curtailment gain ($2.4 million), as discussed above, as well as a decrease on civil ammunition due to a change in product mix and an increase in the cost of raw materials. Partially offsetting these decreases was an increase in connection with higher sales of propellant and military small-caliber ammunition.

Precision Systems.  The increase was due to increased sales volume and profit improvements on fuzing, medium-caliber gun systems, and defense electronics. Partially offsetting these was the absence of Precision Systems’ portion of the curtailment gain ($2.3 million), as discussed above, along with a decrease on barrier systems, due to program close-outs in the prior period.

Advanced Propulsion and Space Systems.  The decrease was driven by the charge of approximately $7 million in the current-year period due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program, along with Advanced Propulsion and Space Systems’ portion of the increase in pension expense ($1.3 million) and the absence of its portion of the curtailment gain ($1.1 million), as discussed above. Partially offsetting these items were increases on missile defense programs, as well as income generated by the PSI Group.

The net expense of Corporate and other primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, partially offset by income generated by ATK Mission Research.

Interest Expense

Quarter.  Net interest expense for the quarter ended January 2, 2005 was $17.3 million, an increase of $3.1 million compared to $14.2 million in the comparable quarter of fiscal 2004. This increase was due to a higher average outstanding debt balance, slightly offset by a lower average borrowing rate.

Nine Months.  Net interest expense for the nine months ended January 2, 2005 was $47.4 million, an increase of $3.4 million compared to $44.0 million in the comparable period of fiscal 2004. This increase was due to a higher average outstanding debt balance, partially offset by a lower average borrowing rate.

Income Tax Provision

	Quarters Ended					Nine Months Ended
(amounts in millions)	Jan 2, 2005	Effective Rate	Dec 28, 2003	Effective Rate	Change	Jan 2, 2005	Effective Rate	Dec 28, 2003	Effective Rate	Change

Income tax provision	$16.6	25.7%	$14.3	25.3%	$2.3	$48.7	31.6%	$52.3	31.9%	$(3.6)

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.  The estimated effective tax rate for fiscal year 2005 of 32.4% differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and the following items which decrease the rate:  extraterritorial income (ETI) exclusion tax benefits, research and development (R&D) tax credits and the net benefit of discrete tax items, as explained further below.  The tax rate for the current fiscal year is 33.9% reduced by 1.5% for the discrete tax items explained below.

On October 4, 2004, President Bush signed into law the “Working Families Tax Relief Act of 2004” which reinstated the R&D credit from July 1, 2004 through December 31, 2005.  The extension of the R&D credit is reflected in the tax rates noted above.

In addition, during the quarter ended January 2, 2005, ATK recorded discrete tax benefits of $1.8 million for federal and state R&D credits as a result of a settlement with the Internal Revenue Service (IRS) for fiscal years 2002 and 2003 and related revisions in estimates, $0.7 million for fiscal year 2004 federal and state R&D credits based on the tax return as filed and revisions in the estimated benefit that is ultimately expected to be realized, and $0.7 million for a change in estimate of ETI benefit ultimately expected to be realized for fiscal 2004.

On October 22, 2004, President Bush signed into law the “American Jobs Creation Act of 2004” which repealed the ETI exclusion with transition relief and created a domestic manufacturing deduction.  The provisions of this new law, which are generally effective after December 31, 2004, are not expected to have a material impact on ATK’s tax rate for fiscal year 2005.

Minority Interest

The minority interest in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. and is consolidated into ATK’s financial statements.

Net Income

Quarter.  Net income for the quarter ended January 2, 2005 was $47.8 million, an increase of $5.9 million compared to $41.9 million in the comparable quarter of fiscal 2004. The increase was due to a gross profit increase of $14.1 million, offset by an increase in operating expenses of $2.6 million, an increase of $3.1 million in net interest expense, and an increase in the income tax provision of $2.3 million.

Nine Months.  Net income for the nine months ended January 2, 2005 was $105.3 million, a decrease of $6.1 million compared to $111.4 million in the comparable period of fiscal 2004. The decrease was due to an increase in operating expenses of $13.3 million and increased net interest expense of $3.4 million, offset by an increase in gross profit of $6.8 million and a decrease in the income tax provision of $3.6 million.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Flows

Cash provided by operating activities for the nine months ended January 2, 2005 totaled $94 million compared to $120 million in the comparable period of the prior year. This reduction was due to $93 million of additional cash used for working capital primarily due to the timing of significant accounts receivable collections, particularly by the ATK Thiokol and Ammunition segments. Also contributing to the decrease was approximately $14 million in cash that ATK contributed to its supplemental employee retirement plan (SERP) to cover a lump-sum retirement benefit payment to ATK’s former CEO during the period; payments to the SERP are included in the “other assets and liabilities” line in the consolidated statement of cash flows. These items were partially offset by a $46 million improvement for pension and other post-retirement benefits (PRB) due to a $31 million reduction in contributions to the qualified pension plans and a $15 million increase in pension and other PRB expense.

Cash used for investing activities totaled $200 million, compared to $73 million used in the comparable period of the prior year. ATK used $164 million to purchase the PSI Group during the current year period. Capital expenditures increased $6 million in connection with the overall growth of the Company.

Cash provided by financing activities totaled $97 million, compared to $20 million used in the prior-year period. Proceeds from the issuance of debt increased $200 million. In connection with its debt issuance, ATK paid $6 million in fees and other costs. Payments on bank debt increased $66 million. Proceeds from employee stock compensation plans increased $13 million, primarily in connection with increased stock option exercises. During the nine months ended January 2, 2005, ATK repurchased 414,200 shares of its common stock, at a cost of approximately $25 million.

ATK does not expect its level of capital expenditures to change significantly in the foreseeable future.

ATK typically generates cash flows from operating activities in excess of its commitments. ATK has several strategic opportunities for capital deployment, which may include debt repayments, stock repurchases, funding acquisitions, and other alternatives.

Debt

Long-term debt, including the current portion, consisted of the following (in thousands):

	January 2, 2005	March 31, 2004
Senior Credit Facility dated March 31, 2004:
Term Loan B due 2011	$307,226	$400,000
Revolving Credit Facility due 2009
8 1/2 % Senior Subordinated Notes due 2011	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000
Total long-term debt	1,187,226	1,080,000
Less current portion	3,096	4,000
Long-term debt	$1,184,130	$1,076,000

In August 2004, ATK issued $200 million aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on the 3.00% Convertible Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of the 3.00% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 3.00% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 3.00% Convertible Notes in cash at any time on or after August 20, 2014. Holders of the 3.00% Convertible Notes may require ATK to repurchase in cash some or all of the 3.00% Convertible Notes on August 15, 2014 and August 15, 2019. Holders may convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 3.00% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 3.00% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 3.00% Convertible Notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $4.7 million are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase the 3.00% Convertible Notes.

In March 2004, ATK entered into a new $700 million Senior Credit Facility (the Senior Credit Facility) and repaid the Tranche C term loan under the previous senior credit facility dated April 20, 2001. The Senior Credit Facility is comprised of a $300 million Revolving Credit Facility maturing in 2009 and a Term Loan B of $307.2 million maturing in 2011.  The Term Loan B had an original balance of $400 million of which ATK paid $90 million in optional prepayments along with $2.8 million of scheduled payments during the nine months ended January 2, 2005.  The Term Loan B requires quarterly principal payments of approximately $0.8 million through March 2010 and approximately $72.7 million from June 2010 through March 2011.  Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $3.9 million are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. As of January 2, 2005, the weighted average interest rate for the Term Loan B was 3.88%. As of January 2, 2005, the interest rate on the Term Loan B was 5.76% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.50% at January 2, 2005. As of January 2, 2005, ATK had no borrowings against its $300 million revolving credit facility and had outstanding letters of credit of $65.2 million, which reduced amounts available on the revolving facility to $234.8 million. ATK’s weighted average interest rate on short-term borrowings was 4.80% during the quarter ended January 2, 2005.

In February 2004, ATK issued $280 million aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes) that mature on February 15, 2024. Interest on the 2.75% Convertible Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2004. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the 2.75% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 2.75% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 2.75% Convertible Notes in cash at any time on or after August 20, 2009. Holders of the 2.75% Convertible Notes may require ATK to repurchase in cash some or all of the 2.75% Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 2.75% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 2.75% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $8.6 million are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the 2.75% Convertible Notes.

In May 2001, ATK issued $400 million aggregate principal amount of 8½% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. The outstanding Senior Subordinated Notes are general unsecured obligations of the subsidiary guarantors of ATK. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of January 2, 2005, the interest rate on the Senior Subordinated Notes was 6.54% after taking into account the related interest rate swap agreements, which are discussed below.

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

The scheduled minimum loan payments on outstanding long-term debt are as follows (in thousands):

Remainder of fiscal 2005	$774
Fiscal 2006	3,096
Fiscal 2007	3,096
Fiscal 2008	3,096
Fiscal 2009	3,096
Thereafter	1,174,068
Total	$1,187,226

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 64% as of January 2, 2005 and 66% as of March 31, 2004.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose limitations on ATK’s ability to, among other things, incur additional indebtedness, including capital leases, liens, pay dividends and make other restricted payments, sell assets, or merge or consolidate with or into another person. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of January 2, 2005, ATK was in compliance with the covenants.

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

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of January 2, 2005, ATK had the following interest rate swaps (in thousands):

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Cash flow hedges:
Amortizing swap	$42,000	$(898)	5.25%	2.56%	December 2005
Amortizing swap	42,000	(907)	5.27%	2.55%	December 2005
Non-amortizing swap	100,000	(9,390)	6.06%	2.56%	November 2008
Derivative obligation		(11,195)

			Receive Fixed	Pay Floating
Fair value hedges:
Non-amortizing swap	100,000	476	8.50%	6.60%	May 2011
Non-amortizing swap	100,000	(285)	8.50%	6.81%	May 2011
Non-amortizing swap	200,000	(4,826)	8.50%	7.18%	May 2011
Derivative obligation		(4,635)
		$(15,830)

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

On March 12, 2002, a civil action was filed against ATK in the U.S. District Court for the Southern District of California, National Metal Technologies, Inc. and National Manufacturing Technologies, Inc. v. Alliant Techsystems Inc., et al., asserting various claims arising in connection with an agreement under which National Metal Technologies, Inc. (NMT) agreed to supply ATK with ammunition links for small- and medium-caliber ammunition. Specifically, the plaintiffs allege that they are entitled to damages in excess of $30 million for alleged breach of contract, violation of the antitrust laws, and tortious interference with prospective economic advantage as a result of ATK’s termination of the supply agreement in 2001. ATK has denied these allegations and alleges that the agreement was terminated as a result of NMT’s default. On August 10, 2004, the trial court denied ATK’s motion for summary judgment. A trial date has been tentatively set for February 22, 2005.

ATK believes that it lawfully terminated the agreement with NMT, and ATK believes it is likely that the trial court will conclude that ATK did not breach the agreement, violate the antitrust laws or interfere with the plaintiffs’ prospective economic advantage, and that no damages will ultimately be awarded to the plaintiffs. Although it is not possible at this time to predict the outcome of the trial or any subsequent appeals in this case, some potential does remain for an adverse judgment that could be material to ATK’s financial position, results of operations, or cash flows. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.00% as of January 2, 2005 and 3.50% as of March 31, 2004. The decrease in the rate during the quarter ended January 2, 2005 resulted in additional expense of approximately $0.4 million. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	January 2, 2005		March 31, 2004
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(74,354)	$43,235	$(58,625)	$25,876
Unamortized discount	11,555	(6,409)	10,975	(3,745)
Discounted (liability) receivable	$(62,799)	$36,826	$(47,650)	$22,131

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. As such, of the $62.8 million discounted liability as of January 2, 2005, $9.1 million was recorded within other current liabilities and $53.7 million was recorded within other long-term liabilities. Of the $36.8 million discounted receivable, $6.8 million was recorded within other current assets and $30.0 million was recorded within other non-current assets. As of January 2, 2005, the estimated discounted range of reasonably possible costs of environmental remediation was $62.8 million to $98.9 million.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•                  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’s representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000.  Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. Hercules’ environmental indemnity obligation relating to contamination on federal lands remains effective, provided that ATK gives notice of any claims related to federal lands on or before March 31, 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in ATK’s market risk during the quarter ended January 2, 2005. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

As of January 2, 2005, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in ATK’s periodic SEC filings. During the quarter ended January 2, 2005, there were no changes in ATK’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the ordinary conduct of ATK’s business. Other than the matter discussed in Part I, Item 2, which is incorporated by reference below, ATK does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.

The description of certain legal proceedings and environmental matters contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contingencies,” is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 4 – November 7	1,319	$58.59	—
November 8 – December 5	306	$64.42	—
December 6 – January 2, 2005	—	N/A	—
Fiscal quarter ended January 2, 2005	1,625	$59.69

All of the transactions noted above represent shares withheld to pay taxes upon vesting of restricted stock or performance shares, which were granted under ATK’s incentive compensation plans.

(1) On August 3, 2004, ATK’s Board of Directors authorized the repurchase of up to 2,000,000 shares through March 2006. ATK made no repurchases during the quarters ended October 3, 2004 or January 2, 2005, so there are 2,000,000 shares that may yet be purchased under that program.

The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK’s debt instruments as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Debt,” is incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
4.1

First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of August 13, 2004 among Alliant Techsystems, Inc., as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended October 3, 2004).

4.2

First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of February 19, 2004 among Alliant Techsystems, Inc., as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended October 3, 2004).

10.1	Description of non-employee directors’ cash compensation (incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated November 16, 2004).
31.1	Rule 13a-14a Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: February 10, 2005	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)