Form 10-K
period 2005-03-31
ALLIANT TECHSYSTEMS INC
filed 2005-05-24
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

As of October 1, 2004, the aggregate market value of the Registrant’s voting common stock held by non-affiliates was approximately $2.243 billion (based upon the closing price of these shares on the New York Stock Exchange).

As of April 30, 2005, 36,900,774 shares of the Registrant’s voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

The following table summarizes ATK’s recent significant acquisitions:

Date	Company Involved
April 2001	Thiokol Propulsion Corp.
December 2001	Sporting Equipment Group of Blount International, Inc. (now known as the civil ammunition business)
May 2002	Ordnance business of The Boeing Company (now known as ATK Gun Systems)
October 2002	The business of Science and Applied Technology, Inc. (now known as ATK Missile Systems)
January 2003	Composite Optics, Inc. (COI)
November 2003	Micro Craft and GASL (now known together as ATK GASL)
March 2004	Mission Research Corporation (now known as ATK Mission Research)
September 2004	The PSI Group

ATK conducts its business through a number of separate legal entities that are listed on Exhibit 21 to this report. These legal entities are grouped into ATK’s operating segments. Effective April 1, 2004, ATK realigned its business operations, forming a new segment, Advanced Propulsion and Space Systems. Following this realignment and the acquisition of Mission Research Corporation, ATK has five segments: ATK Thiokol, Ammunition, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research. The fiscal 2005 segments are as follows:

•       The ATK Thiokol segment is a solid propellant rocket motor manufacturer, providing motors for human access to space (Space Shuttle), land- and sea-based strategic missiles, commercial and government space launch vehicles, and missile defense interceptors. The segment also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials and structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

•       The Ammunition segment supplies small-caliber military ammunition, medium-caliber ammunition, medium-caliber gun systems, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•       The Precision Systems segment develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, tactical rocket motors and warheads, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, and lithium and lithium-ION batteries for military and aerospace applications.

•       The Advanced Propulsion and Space Systems segment supplies highly engineered propulsion solutions for missile defense, space, strategic, tactical, and commercial applications, and advanced ordnance and control systems; high-performance structures for space launch vehicles, rocket motor casings, military and commercial aircraft; telescope, satellite and spacecraft, launch vehicles, satellite pressurant and liquid propellant tanks, optical benches, and antenna reflectors; and advanced hypervelocity and air-breathing propulsion systems for aerospace vehicles and weapon systems.

•       The ATK Mission Research segment is a developer of advanced technologies that address emerging national security and homeland defense requirements in such areas as directed energy; electro-optical and infrared sensors; aircraft sensor integration; high-performance antennas and radomes; advanced signal processing; and specialized composites. ATK Mission Research is reported within “Corporate” or “Corporate and Other”.

Effective May 1, 2005, ATK Gun Systems, which was previously reported within the Precision Systems segment, is now reported within the Ammunition segment. All periods presented have been restated to reflect this change.

Sales, income before interest and income taxes, total assets, and other financial data for each segment for the three years ended March 31, 2005 are set forth in Note 14 to the consolidated financial statements, included in Item 8 of this report.

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

ATK Thiokol

The following table summarizes the principal programs in the ATK Thiokol segment, including identification of the customer and the ultimate end-user:

Principal Programs	Primary Customer	Ultimate End-User	Description
Civil Manned Space Launch Vehicles:
Reusable Solid Rocket Motors (RSRM) for the Space Shuttle	NASA	NASA	Reusable solid rocket motors for NASA’s Space Shuttle. Motor cases are recovered, refurbished, and recast.
Unmanned Space Launch Vehicles:
Graphite Epoxy Motor (GEM) 40, 46 and 60 for Delta II, III, and IV	Boeing	Commercial and government customers	Solid rocket boosters used for additional thrust on Boeing’s Delta family of launch vehicles.
Orion Motors	Orbital Sciences	Commercial and government customers	Family of three rocket motors plus derivatives used for the Pegasus®, Taurus®, and Minotaur launch vehicles.
CASTOR 120® and CASTOR® IV series	Orbital Sciences, Lockheed Martin, Mitsubishi Heavy Industries, Astrium	Commercial and government customers

First and second stage propulsion for a number of small payload expendable launch vehicles and as strap-on boosters for medium payload vehicles. Used on the Taurus®, Atlas IIAS, Athena, Maxus, and H-IIA launch vehicles.

Solid Rocket Motor Upgrade for Titan IVB	Lockheed Martin	U.S. Air Force	Solid rocket motor upgrade boosters for heavy-lift launch vehicles.
Strategic:
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

Civil Manned Space Launch Vehicles.   ATK is the sole manufacturer of the Space Shuttle Reusable Solid Rocket Motors (RSRM), which provide 80% of the initial thrust necessary for the National Aeronautics and Space Administration (NASA)’s Space Shuttle orbiters to reach orbit. A set of two RSRMs provides propulsion, in tandem with a liquid propulsion system, for the Space Shuttle. The RSRM uses a metal case and nozzle components that are recovered from the ocean after each flight. The metal cases and nozzle components are then cleaned, refurbished, and manufactured for reuse. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. The RSRM program represented 14% of ATK’s total fiscal 2005 sales.

As a result of the investigation of the February 1, 2003 Columbia failure and temporary suspension of Space Shuttle flights, NASA directed ATK on June 3, 2003 to slow down the production rate of RSRM motor segments, but to maintain necessary and critical staffing skills. Therefore, the production slowdown has not and is not expected to significantly impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing are the items being most affected by the slowdown, but the reduction to raw materials purchase quantities has been and is expected to continue to be partially offset by materials pricing increases, as well as increased work scope related to program safety and supplier viability initiatives. ATK has also been selected by NASA to provide the Space Shuttle Booster Separation Motors and to develop and provide a repair system for the Orbiter Wing Leading Edge. As such, ATK expects the slowdown to continue to have minimal impact on sales in the foreseeable future. Currently, it is anticipated that the Space Shuttle will return to flight in July 2005.

In January 2004, President Bush announced a new vision for space exploration, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The new program anticipates that the Space Shuttle will be retired from service as early as 2010, to be replaced by new spacecraft and supporting exploration launch systems. The impact of this change, if any, on ATK is not currently known, but ATK expects that the RSRM will continue to be part of the NASA launch system supporting space exploration objectives as ATK believes that its RSRM and RSRM derivatives will be important to achieving an affordable launch system for the alternatives now under consideration.

Unmanned Space Launch Vehicles.   ATK produces propulsion systems for some of the most significant space launch vehicle programs in the United States, including the Titan, Delta, and Atlas programs.

•       Graphite Epoxy Motors, or GEM.   The GEM series of propulsion systems are used as solid strap-on boosters for Boeing’s Delta launch vehicle family, which consists of the Delta II, Delta III, and Delta IV vehicles. The Delta II is a medium-lift expendable launch vehicle developed for both government and commercial applications. The Delta II employs the GEM-40, a graphite epoxy motor measuring 40 inches in diameter. ATK is completing production on a contract with Boeing for a larger strap-on GEM-46 booster for the enhanced medium-lift Delta III expendable launch vehicle. ATK also has a contract to produce a new, even larger GEM-60 booster to be used with versions of the new Delta IV expendable launch vehicle. Delta II uses either three, four, or nine motors per launch; Delta III uses nine motors per launch; and the Delta IV Medium Plus vehicle uses either two or four motors per launch.

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

•       CASTOR® Motors.   The CASTOR® family of solid rocket motors are used in the first and second stages of a number of small payload expendable launch vehicles and as strap-on boosters. CASTOR 120® is used as the first stage on the Taurus® launch vehicle, the first stage on Athena I, and the first and second stage on Athena II launch vehicles. CASTOR® IV is used as strap-on thrust augmentation on the Atlas IIAS, with four motors used per launch. CASTOR IVA-XL motors are used as strap-on boosters on the Japanese H-IIA launch vehicles, with two or four motors used per launch. Taurus and Athena I and II are small payload launch vehicles, and Atlas IIAS and Japanese H-IIA are medium-lift vehicles. CASTOR IVB is also used on the Maxus sounding rocket.

•       Titan Solid Rocket Motor Upgrades.   The solid rocket motor upgrade that provides the initial stage propulsion for Lockheed Martin’s Titan IV B heavy-lift launch vehicle is used by the U.S. Air Force. ATK completed production on this program in early calendar year 2002. Two motors are used per launch. These motors have three composite case segments. ATK also has a contract for Titan launch operations support through September 2005 for inspection and oversight of solid rocket motor processing operations at the launch sites.

Strategic.   ATK provides propulsion systems for strategic missiles such as the Trident II and Minuteman, as well as those being proposed for Ground-based Midcourse Defense.

•       Intercontinental Ballistic Missiles.   ATK currently participates in a contract sharing agreement with United Technologies Corporation’s Pratt & Whitney to perform the Minuteman III Propulsion Replacement program. Through this agreement, ATK produces replacement solid rocket motors for all three stages of Minuteman III, which is a silo-launched intercontinental ballistic missile. ATK developed and produced all first stage motors for the Peacekeeper and Minuteman I, II, and III missiles, and third stages for both the Peacekeeper and Minuteman II missiles for the U.S. Air Force and provides continuing aging studies and some operational support services for these missile systems.

On August 7, 2003, Pratt &Whitney’s Space and Missile Propulsion manufacturing facility experienced a propellant ignition incident. As a result, Minuteman III product deliveries were not made in accordance with the contract schedule. In order to facilitate program recovery and meet the objectives of each party, ATK and Pratt & Whitney reached an agreement to transfer all work previously performed by Pratt & Whitney to ATK. This transfer of work has been completed and the program has returned to full rate production at ATK facilities. The Minuteman III program represented 7% of ATK’s fiscal 2005 sales.

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

Other Products.   ATK also manufactures visible and infrared illuminating devices and laser initiation devices. ATK also provides solid rocket motor propellant reclamation services. ATK is a leader in propulsion technology and development and has multiple contracts with U.S. Government laboratories including the Air Force Research Laboratory.

Ammunition

The following table summarizes the principal programs in ATK’s Ammunition segment, including identification of the customer and the ultimate end-user:

Principal Programs	Primary Customer	Ultimate End-User	Description
Small-Caliber Ammunition:
Small-Caliber Ammunition	U.S. Army and allied nations	U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, and allied nations	Primary source to the U.S. Department of Defense for the following small-caliber ammunition: .22 Cal.; .45 Cal.; 5.56mm, 7.62mm, .30 Cal. and .50 Cal.
Medium-Caliber Chain Guns:
25mm M242 Bushmaster	U.S. Army, U.S. Navy, and Allied nations	U.S. Army, U.S. Navy, and allied nations	Chain gun used on the U.S. Army’s Bradley Fighting Vehicle and the U.S. Marine’s Light Armored Vehicle (LAV).
30/40mm MK44	U.S. Marines, U.S. Navy, and allied nations	U.S. Marines, U.S. Navy, and allied nations	Chain gun used by the U.S. Marines for the Advanced Amphibious Assault Vehicle (AAAV) and the CV9030 fighting vehicle.
30mm M230	U.S. Army	U.S. Army and allied nations	Chain gun used on the U.S. Army’s AH-64 Apache and Apache Longbow helicopters.
Medium-Caliber Ammunition:
20mm Ammo	U.S. Air Force, U.S. Navy	U.S. Air Force, U.S. Navy, and allied nations	20mm ammunition for fixed-wing and rotary aircraft and Navy ship-mounted cannons.
25mm Ammo	U.S. Army	U.S. Army, U.S. Navy, U.S. Marines, and U.S. Air Force	Medium-caliber training and tactical ammunition for ground vehicle and aircraft mounted guns.

30mm Ammo	U.S. Air Force, U.S Army	U.S. Air Force, U.S. Army	LW30mm and 30mm training and tactical ammunition for ground vehicles and aircraft mounted guns.
Solid Extruded Propellants:
Mk-90	General Dynamics	U.S. Army, U.S. Air Force	Mk-90 propellant grains for the Hydra 70 and APKWS II unguided and guided applications.
Large-Caliber Propellants	General Dynamics, U.S. Army, and U.S. Marines	U.S. Army and U.S. Marines	Single and triple base propellant for 155mm Modular Artillery Charge Systems (MACS). Single and double base propellant for 120mm tank training and tactical ammunition.
Medium-Caliber Propellants	U.S. Army	U.S. Army, U.S. Navy, U.S. Air Force, and U.S. Marines	Flake propellants for 25mm and 30mm training and tactical ammunition.
Commercial Powder	Original equipment manufacturers	Private citizen use	Gunpowder for original equipment manufacturers and reloaders.
Energetic Materials:
TNT	U.S. Army	U.S. Army, U.S. Air Force, U.S. Marines	TNT explosive fill for artillery rounds and general purpose bombs.
Nitrocellulose	U.S. Department of Defense	U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, Commercial	Primary energetic material used in the manufacture of gun propellants, rocket motor grains, and combustible cases.

Small-Caliber Ammunition.   ATK manufactures and develops small-caliber ammunition for the U.S. military, U.S. allies, federal and local law enforcement agencies, and commercial markets. ATK produced approximately 1.2 billion rounds of ammunition in fiscal 2005 for the U.S. military and U.S. allies, consisting of .22 caliber, ..45 caliber, 5.56mm, 7.62mm, .30 caliber, and .50 caliber cartridges. ATK also manufactures metal links for belting of all sizes of ammunition, ranging from 5.56mm rifle ammunition to 40mm grenades.

ATK’s small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant (Lake City) in Independence, Missouri, which supplies approximately 95% of the Army’s small-caliber ammunition needs. Lake City is the Army’s principal small-caliber ammunition production facility. ATK took over operation of this facility on April 1, 2000 and is responsible for managing it, including leasing excess space to third parties in the private sector. ATK has a 10-year production contract to supply the Army’s small-caliber ammunition needs that expires April 1, 2010. ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 15 years after the plant production contract, if the plant production contract is not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract.

In addition to production, ATK performs research and development for military ammunition and ammunition manufacturing and supports the Armament Research, Development and Engineering Center (ARDEC) at Picatinny Arsenal, New Jersey for U.S. Department of Defense (DoD) sponsored product design, development, and testing. ATK is working on several technologies to reduce the weight of small-caliber ammunition and its associated packaging. ATK is also working with ARDEC on replacement of the lead contained in most rounds, driving towards an environmentally clean round, referred to as “green” ammunition, for training use on ranges where lead contamination has been identified as an issue.

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

Medium-Caliber Chain Guns.   ATK supplies medium-caliber gun systems to the U.S. military and allied nations. The ATK “chain gun” family of products provides greater operational safety, lethality, accuracy, and reliability than gas-powered guns. Their lighter weight and lower recoil make them desirable for rotary aircraft, light vehicle, and shipboard deck mount applications. ATK produces the 25mm M242 Bushmaster used by the U.S. Army for the Bradley Fighting Vehicle and by the U.S. Marines for the Light Armored Vehicle (LAV). The M242 has been integrated into many international vehicles for U.S. allies. Additionally, the 30/40mm Mk44 is used by the U.S. Marines for the Advanced Amphibious Assault Vehicle (AAAV) and is also in international production for U.S. allies. ATK has also developed the next generation Bushmaster chain gun, the 35mm Bushmaster III, and is currently under contract to supply production quantities to the allied nations. The 30mm M230 Chain Gun for the U.S. Army’s AH-64 Apache and AH-64D Apache Longbow is also entering international production for naval patrol applications. ATK also performs maintenance, refurbishment, and logistic support services for its chain guns in support of the U.S. military and its allies.

Medium-Caliber Ammunition.   ATK is a leading supplier of medium-caliber ammunition and fuzes and produces, designs, and develops medium-caliber ammunition for the U.S. military and U.S. allies. Production programs include:

•       The 20mm family of ammunition for U.S. Air Force, U.S. Navy, and allied fighter aircraft and attack helicopters, and Navy ship-mounted cannons;

•       The 25mm family of Bushmaster rounds used for the main armaments of the U.S. Army’s Bradley Fighting Vehicle and the Light Armored Vehicle (LAV), as well as by some of the U.S. Navy’s shipboard defense systems and by other fighting platforms of U.S. allies;

•       The Lightweight 30mm family of ammunition for the U.S. Army’s Apache attack and Blackhawk helicopters; and

•       The GAU-8/A 30mm family of armor-piercing, high-explosive incendiary and target practice rounds currently used by the U.S. Air Force’s A-10 close combat support aircraft, the CV9030 infantry fighting vehicle, and planned for use on the U.S. Marine Corps Expeditionary Fighting Vehicle (EFV) and the U.S. Air Force AC-130 gunship.

ATK is also the only producer of the M758, M759, and FMU-151 family of mechanical fuzes for the high-explosive medium-caliber ammunition used on the Bradley Fighting Vehicle, the Apache helicopter, and the AC-130 gun ship.

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

Primary production programs include propellants for multiple training and war reserve 120mm tank rounds, the modular artillery charge system, and 25mm and 30mm ammunition. ATK is also the only supplier to the U.S. Government of Mk-90 propellant grains for use in the Hydra 70 and Advanced Precision Kill Weapon System (APKWS II) rocket applications and launch motors for the Tube-launched, Optically-tracked, Wire-guided (TOW-2) missile. ATK is a major producer of several types of smokeless nitrocellulose, which is a primary ingredient in the manufacturing of ammunition propellants and powders. In addition to the military programs, ATK produces a wide range of commercial gun powders for manufacturers of sporting ammunition and reloaders, who make their own ammunition by refilling previously-fired cartridge casings.

Energetic Materials.   In fiscal 2004, ATK received a contract to produce ordnance energetic material (TNT) for the DoD. Work under the contract is being performed at the Radford Army Ammunition Plant (Radford) in Radford, Virginia. This contract makes ATK the sole supplier of TNT to the DoD. The contract is a 5-year Indefinite Delivery/Indefinite Quantity procurement for TNT that includes the construction of a National Industrial Technology Base facility capable of producing 15 million pounds of ordnance energetics per year. The primary uses of the TNT being produced is for General Purpose bombs and 155mm artillery.

ATK is the only North American supplier of military-specification nitrocellulose, which is the primary energetic material for many gun propellants, rocket motor grains, and combustible cases. ATK nitrocellulose is used in all tank and artillery ammunition, APKWS rocket motors, and combustible cases for 120mm tank rounds as well as the 155mm MACS for the Paladin Self Propelled Howitzer. The nitrocellulose produced by ATK at Radford is also used in both the combustible case and propellants for most mortar systems used by the U.S. Army. In addition to these larger caliber applications, ATK’s nitrocellulose is used to manufacture the propellants used in production of small- and medium-caliber ammunition and commercial propellants.

Commercial Accessories.   ATK manufactures reloading equipment, gun care products, and other accessories. Principal products in the accessories operations include reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition, gun care products and accessories, and trap-shooting products. ATK sells these products under well-known brand names, including RCBS, Outers, Champion Traps & Targets, Shooter’s Ridge, Weaver, Redfield, and Simmons. ATK distributes these products via mass merchants, specialty sporting equipment stores, and specialty sporting equipment distributors. These products have leading market shares in their respective product categories.

Precision Systems

The following table summarizes the principal programs in ATK’s Precision Systems segment, including identification of the customer and the ultimate end-user (an * indicates that the programs and products are in development and not yet in production):

Principal Programs	Primary Customer	Ultimate End-User	Description
Missile Systems:
Advanced Anti-Radiation Guided Missile (AARGM)*	U.S. Navy	U.S. Navy	Upgrade to the AGM-88 High-Speed Anti-Radiation Missile (HARM) designed to counter threat shutdown tactics and improve accuracy using an advanced precision strike guidance system.

High Speed Anti-Radiation missile Demonstration (HSAD)*	U.S. Navy	U.S. Navy	Upgraded forebody (seeker, payload, and transition section) for Office of Naval Research demonstration program for the next generation anti-radiation weapon.
Precision Munitions:
Precision-Guided Mortar Munition (PGMM)*	U.S. Army	U.S. Army	Precision-guided 120mm mortar round for existing and Future Combat System (FCS) line-of-sight and beyond line-of-sight applications.
Extended Range Munition (ERM) / Ballistic Trajectory Extended Range Munition (BTERM II)*	U.S. Navy	U.S. Navy	Development of a five-inch rocket-assisted gun-launched guided projectile for the U.S. Navy’s Naval Surface Fire Support (NSFS) requirement.
Mid Range Munition (MRM)*	U.S. Army	U.S. Army	Precision-guided kinetic energy ammunition for the Future Combat System (FCS) used during line-of-sight and beyond line-of-sight engagements requiring precision fire.
Advanced Gun System Long Range Land Attack Projectile (AGS LRLAP)*	Lockheed Martin	U.S. Navy	Development and transition to production of the aft assembly for the 155mm rocket-assisted gun-launched guided projectile being developed for the DD(X) Advanced Gun System.
Tank Ammunition:
120mm Training Ammo	U.S. Army	U.S. Army, U.S. Marines, and allied nations	Training ammunition for the Abrams tanks of the U.S. forces and allied nations.
Multi-purpose Anti-Tank (MPAT) Training Ammo	U.S. Army	U.S. Army	Future training round for the Abrams tank.
M829A3 Tactical Ammo	U.S. Army	U.S. Army	Tactical ammunition for the Abrams tank.
M830A1 Tactical Ammo	U.S. Army	U.S. Army and U.S. Marines	Tactical ammunition for the Abrams tank.
120mm Egypt Co-Pro	U.S. Army	Egyptian Government	Equipment and services to establish manufacturing of 120mm training ammunition in Egypt.
105mm Canister (XM1040)	U.S. Army	U.S. Army	105mm Canister round (Anti-personnel) for application with Stryker brigades.

Barrier Systems:
Spider*	U.S. Army	U.S. Army	Land barrier system that uses operators in the loop to avoid indiscriminate activation.
Matrix (Spider Lite)	U.S. Army	U.S. Army	Land barrier systems that builds on Spider technology for protection of ground-based personnel.
Volcano	U.S. Army	U.S. Army	Anti-tank barrier dispensed by either ground vehicles or helicopters.
VLSAS International	Allied nations	Allied nations	Vehicle-launched scatterable anti-tank barrier system.
Electronic Warfare Systems and Electronic Support Equipment:
AAR-47 Missile Warning System	U.S. Navy	U.S. Navy, U.S. Air Force, and international customers	Electronic Warfare system designed to protect helicopters and slow/low-flying aircraft against surface-to-air missiles.
Mobile Ground-to-Air Radar Jamming System (MGARJS)	Republic of Egypt	Republic of Egypt	Provide enhancements to previously-delivered MGARJS systems.
Common Munitions BIT/Reprogramming Equipment (CMBRE)	U.S. Air Force	U.S. Air Force, U.S. Navy, and international customers

Portable flight line tester designed to interface with smart munitions. CMBRE initiates built-in-test (BIT), provides BIT status, and uploads/downloads Operational Flight Programs (OFPs) and mission planning data.

Soldier Weapon Systems:
XM29*	U.S. Army	U.S. Army	Lightweight, shoulder-fired weapon that fires standard 5.56mm Ammo and Air-Bursting Grenades.
XM25*	U.S. Army	U.S. Army	Lightweight, shoulder-fired weapon that fires 25mm Air-Bursting Grenades.
Tactical Rocket Motors and Warheads:
Air-to-Air:
Advanced Medium-Range Air-to-Air Missile (AMRAAM)	Raytheon	U.S. Air Force, U.S. Navy, and allied nations	Propulsion and warhead for the AIM-120 Advanced Medium-Range Air-to-Air Missile.
Sidewinder	Raytheon	U.S. Navy and U.S. Air Force	Propulsion for the AIM-9X and AIM-9M Sidewinder air-to-air missile.

Sparrow	U.S. Navy	Allied nations	Propulsion for the AIM-7 air-to-air missile and the RIM-7 Sea Sparrow surface-to-air missile.
Air-to-Ground:
Hellfire/Longbow	Lockheed Martin	U.S. Army, U.S. Marines, and allied nations	Solid propulsion for the AGM-114 anti-armor air-to-surface missile, generally fired from helicopters. It has also been launched from the Predator Unmanned Aerial Vehicle (UAV).
Brimstone	Boeing	U.K. Ministry of Defense	Propulsion for anti-armor air-to-surface missile. ATK is also responsible for the shaped charge warhead.
Sensor Fuzed Weapon	Textron	U.S. Air Force and allied nations	Propulsion for sensor fuzed weapon anti-armor cluster munitions.
Maverick	Raytheon	U.S. Air Force, U.S. Navy, and allied nations	Propulsion, heavy and light warhead for the AGM-65 air-to-surface missile.
Harpoon	Boeing	U.S. Navy and allied nations	Solid propulsion booster motor for the Harpoon missile.
Ground-to-Ground:
Tube-launched, Optically-tracked, Wire-guided (TOW-2) Missile	Raytheon	U.S. Army and allied nations	Propulsion for tube-launched, optically-tracked, wire-guided anti-tank missile.
Line-of-Sight Anti-Tank (LOSAT)	Lockheed Martin	U.S. Army	Propulsion for the LOSAT kinetic energy missile that will defeat advanced armor systems.
Compact Kinetic Energy Missile (CKEM)*	Raytheon, Miltec	U.S. Army	Propulsion for CKEM that will defeat advanced armor systems.
Predator	Lockheed Martin	U.S. Marines	Propulsion for a shoulder launched anti-tank missile.
Mongoose*	BAE Systems	U.S. Army	Tractor motor for deploying a mine detonation net.
Surface-to-Air:
Evolved Sea Sparrow	Raytheon	U.S. Navy and NATO countries	Propulsion for surface-to-air missile.
Rolling Airframe Missile (RAM)	U.S. Navy	U.S. Navy and German Navy	Solid propulsion for the RAM ship defense missile.

Fuzes and Proximity Sensors:
Gun Hardened Fuzes:
M734A1 Safe and Arming Device	L-3/KDI Precision Products Inc.	U.S. Army	M734 multi-option mortar fuze has proximity, near-burst, impact, and delay setting capabilities.
Multi-Option Fuze for Artillery (MOFA)	U.S. Army	U.S. Army	NATO-standard all-purpose artillery fuze for bursting munitions. Inductively set to detonate by target proximity, time, delay after impact, or upon impact.
Electronic Time Fuze for Mortars (ETFM)*	U.S. Army	U.S. Army	Electronic fuze to replace multiple mechanical Mortar fuzes.
Air Armament Fuzes:
DSU-33 Proximity Sensor	U.S. Air Force	U.S. Air Force	Proximity sensor that detonates bombs as they approach the ground.
FMU-139	Allied nations and U.S. Navy	Allied nations, U.S. Navy and U.S. Air Force	Electronic bomb fuze designed for MK80 series general-purpose air-delivered weapons.
Composite Structures:
F-22 Pivot Shaft and By-Pass Screen	Lockheed Martin	U.S. Air Force	Structural component for the F-22 aircraft.
Javelin Launch Tube	Raytheon/ Lockheed Martin Joint Venture	U.S. Army	Fully integrated composite launch tube with sighting mechanism.
Lithium and Lithium-ION Batteries:
Multi-Option Fuze for Artillery (MOFA) Battery	U.S. Army and L-3/KDI Precision Products Inc.	U.S. Army	Lithium reserve battery for artillery applications.
Advanced SEAL Delivery System (ASDS) Battery*	U.S. Navy	U.S. Navy	Lithium-ION polymer rechargeable battery for underwater vehicle propulsion.

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

Precision Munitions.   ATK is applying its capabilities in system engineering, Guidance, Navigation and Control (GNC), airframes, propulsion, warheads, sensor and seeker technology, and gun hardened electronics to the development of the next generation of precision munitions. Current key development contracts include:

•       Precision Guided Mortar Munition (PGMM).   ATK is under contract to develop and begin low-rate production for a precision-guided 120mm mortar for the U.S. Army. This smart mortar round flies ballistically to a laser-designated target, maneuvers in flight, and delivers its warhead for maximum effectiveness while minimizing collateral damage.

•       Extended Range Munition (ERM) / Ballistic Trajectory Extended Range Munition (BTERM II).   ATK is leading an industry team developing a ballistic trajectory, Global Positioning System (GPS)-guided solution to U.S. Navy and U.S. Marine requirements for affordable, long-range, precise artillery. ATK’s BTERM II differs from other approaches in its simplicity and relatively low cost, as well as its application to various gun types and calibers. Its application to the existing Navy inventory of 5”/54-caliber guns enables rapid introduction throughout the fleet, providing the Navy a break-through improvement in fire support capability. In early fiscal 2005, ATK’s BTERM II captured the U.S. Navy’s ERM development program. The intent of this 16-month development program is to provide a lower-risk alternative to Extended Range Guided Munition (ERGM).

•       Mid Range Munition (MRM).   ATK is developing an extended range kinetic energy tank round for use by the U.S. Army’s Future Combat System (FCS). This smart tank round incorporates a multi-mode seeker (MilliMeter Wave (MMW) and Semi-Active Laser (SAL)) and advanced rocket motor to locate and destroy intended targets at beyond-line-of-sight ranges.

•       Advanced Gun System Long Range Land Attack Projectile (AGS LRLAP).   ATK is supporting Lockheed Martin Missiles and Fire Control with development and transition to production of the round’s aft assembly that includes airframe, tail fin assembly, and rocket motor for this 155mm extended range guided projectile for the Advanced Gun System under development for DD(X).

ATK has an agreement with GIWS, a joint venture between Rheinmetall W & M GmbH and Diehl Munitions System GmbH & Co. KG., to sell the SMArt 155® 155mm sensor fuzed munition in the United States and other countries. ATK is pursuing DoD customer funded testing to support the Material Release process for the SMArt 155® and subsequent production in 2007.

Tank Ammunition.   ATK produces and develops a family of tactical and training tank rounds that is used by the Abrams tanks of the U.S. Army, Army Reserve, National Guard, U.S. Marines, and U.S. allies. Such rounds include the M830A1 multi-purpose round, the M829A3 kinetic energy round, and the M831A1 and M865 training rounds. ATK is the only producer of the M830A1 and M829A3 rounds. ATK is one of two suppliers to the U.S. Government for the M831A1 and M865 training rounds. ATK is currently under contract to the U.S. Army for initial production of the Multi-Purpose Anti-Tank (MPAT) training round, designated the XM1002, and is completing development of the XM1040 105mm Canister Anti-Personnel Round for the Stryker Brigade vehicles.

Barrier Systems.   ATK develops and produces advanced barrier systems. Primary production programs are the Volcano system, a modular barrier system delivered from ground and air platforms, and Shielder, a vehicle-launched smart anti-tank munition system. ATK has other international contracts and opportunities in this area. ATK also has contracts to develop the Anti-Personnel Land Mine Alternative program, or Spider, which is designed to be an integrated barrier system having operator command and control capabilities as an alternative to current potentially indiscriminate land mines and mine fields. This system is designed to provide an increased measure of operational effectiveness and minimize risks to friendly troops and civilians. ATK has also developed Matrix (Spider Lite) and is under contract for rapid deployment of this technology to the field, utilizing man-in-the-loop control of multiple demolitions and munitions such as the Spider Munitions Control Assembly, Claymore, SLAM, and Modular Crowd Control Munition.

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

Soldier Weapon Systems.   The XM29 is a lightweight, shoulder-fired dual weapon system that fires both a 25mm air-bursting munition and standard 5.56mm ammunition. The XM25 is a 25mm weapon system that fires a high-explosive air-bursting munition with a smart fuze providing increased firepower and lethality. The XM25 uses a full function fire control system including day optics, laser range finder, and thermal sights and is scheduled to start SDD in fiscal 2006. ATK is responsible for development and systems integration of the XM25 and XM29 weapon systems.

Tactical Rocket Motors and Warheads.   ATK designs, develops, and supplies solid propulsion systems and advanced warheads for tactical weapons used by the U.S. Army, U.S. Navy, and U.S. Air Force. These include air-to-air missiles, air-to-ground missiles, ground-to-ground missiles, and ground-to-air missiles.

•       Air-to-Air.   ATK is the sole producer of air-to-air missile propulsion for the U.S. DoD. The AIM-120 Advanced Medium-Range Air-to-Air Missile (AMRAAM) is beginning Lot 17 of 24 planned production lots. In addition, rocket motors for the AIM-9X and AIM-9M Sidewinder and the AIM-7 Sparrow air intercept missiles are being produced. Technology development programs include next generation propulsion systems for AMRAAM and AIM-9X.

•       Air-to-Ground.   Major production programs include the AGM-114 Hellfire II/Longbow and Brimstone rocket motors and warheads, all of which are anti-armor missiles fired from rotary wing and fixed wing aircraft. The Sensor Fuzed Weapon is used to neutralize land combat vehicles, defeating multiple targets from a single munitions dispenser. The AGM-65 Maverick is a general purpose air-to-ground missile. A technology development program is the Controllable Thrust for Common Missile, an advanced anti-armor missile.

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

•       Gun Hardened Fuzes.   ATK’s sole source fuze production programs include the safe and arming subsystem for the M734A1 fuze for mortar rounds. The safe and arming subsystem ensures that a round is armed and ready to fire only after it has met specific safety events during launch. ATK is also developing the U.S. Army’s Electronic Time Fuze for Mortars (ETFM). ATK is also under a multi-year contract to produce the M782 Artillery Multi-Option Fuze for Artillery (MOFA), which is the U.S. Army’s next-generation, NATO-standard all-purpose artillery fuze for bursting munitions. It is inductively set to detonate by target proximity, time, delay after impact, or upon impact, and is operable with all existing and developmental 105mm and 155mm artillery systems.

•       Air Armament Fuzes.   ATK is under contract to produce the DSU-33B/B proximity sensor for air-delivered bombs. This sensor allows a bomb to be detonated as it approaches the ground, thereby increasing the bomb’s overall effectiveness. ATK has received direct production contracts from several nations allied with the United States. The FMU-139 fuze is compatible with MK80 series weapons and variants used by Air Force and Navy aircraft.

Composite Structures.   ATK is the sole source producer of composite Javelin Launch Tubes, composite sabots for the M829A3 Tactical Round, and composite Pivot Shafts and By-Pass Screens for the F-22 Aircraft. Other composite structure opportunities include structural components for missiles, military land vehicles, Navy ships, gun turrets, torpedo launch tubes, composite overwrapped pressure vessels for use on satellites, and various structures for liquid propulsion tanks.

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

Advanced Propulsion and Space Systems

The following table summarizes the principal programs in ATK’s Advanced Propulsion and Space Systems segment, including identification of the customer and the ultimate end-user (an * indicates that the programs and products are in development and not yet in production):

Principal Programs	Primary Customer	Ultimate End-User	Description
Satellites:
Solar Arrays and Deployable Subsystems	Boeing, NASA, Orbital Sciences	Various	Puma Solar Arrays for GPS satellites, Ultraflex Solar Array for civil space programs, Advanced Deployable Solar Sail.
Military Spacecraft Structures	Various	Various	Proprietary program applications for satellite components and assemblies.
Precision Benches and Structures*	Various	Various	Antennas, optical and precision stable structures including instrument benches and telescope structures such as the James Webb Space Telescope.
Bus Structure	Boeing, Lockheed Martin, Orbital Sciences	Various	Assemblies for A2100 and 702 Buses, Star2 Bus Structure, various structures with thermal control.
Hypersonic Vehicles:
X-43A	NASA	NASA	Hypersonic Mach (7-10) test and demonstration vehicle.
X-43C	NASA	NASA	Hypersonic flight demonstration vehicle for accelerating systems.
FALCON*	Boeing, Andrews Aerospace	DARPA/USA	Development of Common Air Vehicle and Hypersonic Cruise Vehicle technologies with ultimate goal of global strike from continental U.S. in under two hours.
RASCAL*	Space Launch Corp.	DARPA/USA	Development and demonstration of a first stage propulsion system for an access to space system.
Space Launch Vehicle Structures:
Delta II, III and IV	Boeing	Government and commercial customers	Large vehicle structures including interstages, nose cones, aeroskirts/heat shields, payload fairings, and payload adapters.
Atlas V	Lockheed Martin	Government and commercial customers	Large vehicle structures including interstages and heat shield.
Arrow II	Boeing	Allied nation	Composite rocket motor cases and nozzle components.

Other Space Launch Structures	Various	Various	Includes composite interstages, payload adapters, and payload fairings for Pegasus® and other customers.
Missile Defense:
Third Stage Rocket Motor (TSRM)*	Raytheon	Missile Defense Agency and U.S. Navy	TSRM and SDACS are being developed for use in the Standard Missile 3 configuration interceptor missiles for Navy Aegis
Solid Divert and Attitude Control (SDACS)*	Raytheon	Missile Defense Agency and U.S. Navy	Ballistic Missile Defense system.
Advanced Solid Axial Stage (ASAS™) Boosters	Raytheon, Lockheed Martin, NASA	Missile Defense Agency and NASA

ASAS™ boosters are the leading candidates for emerging Missile Defense Agency boost phase intercept requirements. ASAS™ boosters are also being considered for the next generation of NASA sounding rockets.

Kinetic Energy Interceptor	Raytheon and Northrop Grumman	Missile Defense Agency	ATK has been selected to supply first, second, and third stage propulsion for KEI booster.
Space Stages:
STAR TM Motors and Stages	Boeing, NASA, and Lockheed Martin	Commercial and government customers	Rocket motors and integrated stages in a range of sizes used as upper stages on a variety of spacecraft and launch vehicles.
Aircraft Structures:
Commercial Aircraft Structures	Boeing, Bell Helicopter	Commercial airlines and private aircraft owners	Boeing 767 composite torsion springs, Bell Helicopter 609 tilt-rotor composite fuselage panels.
Military Aircraft	Lockheed Martin, Northrop Grumman, Boeing, Pratt & Whitney, Vought	U.S. Air Force

Composite pivot shaft and structural components for F-22 Stabilator Assembly, F-22 bypass screen, C-17 counterbalance assembly, JSF structures, Global Hawk Radome components, advanced high temperature jet engine components. Radomes and supporting structures for the Wedgetail program.

P-3, S-3, C-130	Lockheed Martin	U.S. Government	Reverse engineering and manufacturing aircraft parts.

Wind Tunnel Models	Various	U.S. Government	Manufacturing models to support research and development programs.
F-22 and F-35	Lockheed Martin	U.S. Government	Machining metal, ceramic, and composite inserts.
X-45	Boeing	U.S. Government	Fabrication and assembly of exhaust components.
Pressure Vessels:
Military, Civil, and Commercial Satellites	Lockheed Martin, Boeing, S/S Loral, OSC, NASA, MELCO	Various	Liquid propulsion propellant tanks with diaphragms, propellant management devices (PMD) and pressurization tanks.
Launch vehicles	Lockheed Martin, Boeing, NASA, AVIO	Various	Liquid propulsion propellant tanks, pressurization tanks, and integrated tank and structures.

Satellites.   ATK designs and fabricates composite structure components and assemblies for commercial, civil, and military satellites. Products include instrument benches and dimensionally stable assemblies, antennae and reflector assemblies, spacecraft bus structures, power systems components, and other component parts. Programs include numerous components for the A2100, GPS, 702 and Star 2 Buses as well as a number of components for proprietary customers. ATK’s precision design, analysis, and fabrication technology is instrumental for the James Webb Space Telescope.

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

Space Launch Vehicle Structures.   ATK is under contract with Boeing to produce composite structures for its Delta II, III, and IV family of expendable launch vehicles. For the Delta IV, ATK makes the common booster core nose cones, interstages, composite payload fairing, payload adapters, and other large vehicle structures. ATK also produces large launch vehicle structure components for Lockheed Martin’s Atlas V family of expendable launch vehicles, including interstages and a heat shield. Other launch vehicle structures being produced include the payload fairing for Pegasus®, and a payload adapter structure for Ariane V. ATK also produces composite cases for several solid rocket motors. Current programs include GEM motor cases for Delta II, III, and IV; Ground-based Midcourse Defense; Trident II first and second stage; and cases for motors used in Minuteman, KEI, Orbus, Pegasus®, Taurus®, Athena, Minotaur, and Arrow II. ATK is developing low-cost, higher-performing launch structures technology under contract to the Air Force Research Laboratory.

Missile Defense.   ATK is supplying new propulsion elements for Raytheon’s STANDARD Missile-3 (SM-3). SM-3 is a component of the U.S. Navy Aegis Ballistic Missile Defense System, which was initially deployed in 2004. ATK contributions include the Mk136 ASAS™-derived Third Stage Rocket Motor (TSRM) and the solid divert and attitude control system (SDACS) for the missile’s Mk142 Kinetic Warhead (KW). The Mk136 TSRM is a dual-pulse rocket motor with integral thrust vector and attitude control systems. It provides the velocity required to track and engage the target. The SDACS provides the final lateral thrust to enable target intercepts.

ATK used its Advanced Solid Axial Stage (ASAS™) booster technology to meet Missile Defense Agency boost phase intercept requirements through the Kinetic Energy Interceptor program. The ASAS™ booster family represents the result of significant government investment in advanced component technologies and manufacturing processes, along with ATK investment in motor demonstration tests. These investments have allowed ATK to provide all three axial propulsion stages for the KEI vehicle.

Space Stages. The STAR™ family of motors are used as the upper stages for a variety of launch vehicles, for final positioning of satellites, or to propel a spacecraft beyond earth’s orbit. These motors come in a wide variety of sizes (3 to 92 inch diameter) to meet a range of payload applications. STAR™ motors have a 40-year history with more than 3600 successful tests and flights. Integrated STAR™ stages combine proven STAR™ motors with attachment structures and a common avionics module to provide advanced upper stages that are ELV and Shuttle compatible. Most notably, STAR™ 48 motors serving as Delta II upper stages and STAR™ 37FM motors used as spacecraft apogee kick motors (AKMs) have been used to deploy and maintain the USAF Global Positioning System (GPS).

Aircraft Structures. ATK is under contract to produce a counterbalance mechanism for the C-17 transport aircraft, composite door springs for Boeing’s 767 commercial aircraft and composite pivot shafts, stabilator skins and bypass screens for F-22 military aircraft. ATK produces radomes/supporting structures for the Wedgetail and Global Hawk programs. ATK has a contract to develop and produce fuselage skins for the Bell 609 commercial tilt-rotor aircraft.

Pressure Vessels. ATK designs and fabricates titanium and titanium lined pressure vessels for commercial, civil, and military satellites and launch vehicles. Products include liquid propulsion propellant tanks containing active elastomeric diaphragms or passive propellant management devices (PMDs), and monolithic or composite overwrapped pressurant tanks, motor cases, and marine products.

ATK Mission Research

The following table summarizes the principal programs in the ATK Mission Research segment, including identification of the customer and the ultimate end-user:

Principal Programs	Primary Customer	Ultimate End-User	Description
MMIII GRP Shields	Boeing	U.S. Air Force	Radiation Shielding components for the Minuteman III Guidance System Upgrade.
Homeland Defense Aircrafts	U.S. Air Force	Homeland Defense	Aircrafts modified for Homeland Defense of United States coastal waters and northern border.
DTRA RHM	Defense Threat Reduction Agency (DTRA)	DTRA	Technical support of the DTRA Radiation Hardened Microelectronics (RHM) program.
LPD Radomes	Northrop Grumman, Ship Systems	U.S. Navy	Radome manufacturing.
DD(X) VSR Radome	Lockheed Martin	U.S. Navy	High Power Radar Radome Development.

MMIII GRP Shields. ATK Mission Research has supported Boeing with the development and production of radiation shielding components for the MMIII guidance system from its Cleanroom Production Facility in Dayton, Ohio. ATK Mission Research is currently in year six of production which is scheduled for nine years. Each year-long production contract is awarded and negotiated as a stand-alone contract.

Homeland Defense Aircrafts. Mission Research Integrated Systems, located in Fort Worth, Texas, is under contract to provide integration services and modification of commercial aircraft for Homeland Defense. The first modified aircraft is nearing completion and will be delivered in the near future. Two additional aircraft are currently under contract.

A separate contract, also for modification of commercial aircraft for Homeland Defense, has been awarded to Mission Research Integrated Systems. The first two aircraft have been delivered and production on a third aircraft has begun under an undefinitized contract award (UCA). The UCA for the third aircraft, along with option pricing for three additional aircrafts is expected to be definitized during the first quarter of fiscal 2006.

DTRA RHM. The DTRA Radiation Hardened Microelectronics (RHM) program focuses on new technology characterization and mitigation techniques. This program provides an alternative for radiation-hardened electronics. This program includes investigations into the effect of heavy ions on microcircuits and methods for reducing or eliminating these effects. ATK Mission Research is currently in year six of nine years of scheduled production.

LPD Series Radomes. ATK Mission Research is outfitting the San Antonio class Landing Platform Dock (LPD) amphibious ships with radomes. These radomes reduce the radar cross section of the ship resulting from masts on the ship. The radomes enclose mast structure and search radar antennas.

DD(X) Volume Surveillance Radar (VSR) Radome. ATK Mission Research is designing, developing and manufacturing the first full-size engineering development model (EDM) radome for the low observable VSR radar for DD(X). This is a state of the art design that handles high RF power and possesses anti-icing circuitry. EDM fabrication and delivery is scheduled for early calendar year 2006.

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

The approximate percentage breakdown of all fiscal 2005 sales to various categories of customers was as follows:

Sales to:
U.S. Army	27%
U.S. Air Force	17%
NASA	15%
U.S. Navy	11%
Other U.S. Government customers	8%
Total U.S. Government customers	78%
Commercial and international customers	22%
Total	100%

ATK’s U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government sales	Percent of sales
2005	$2,186 million	78%
2004	1,810 million	77%
2003	1,587 million	73%

This significant reliance upon contracts related to U.S. Government programs entails inherent benefits and risks, including those particular to the defense and aerospace industry. ATK derived approximately 14% of its total sales in fiscal 2005 from the Reusable Solid Rocket Motor contract with NASA and approximately 12% from the military small-caliber ammunition contract at Lake City. No other single contract contributed more than 10% of ATK’s sales in fiscal 2005. ATK’s top five contracts accounted for approximately 38% of fiscal 2005 net sales.

The approximate percentage breakdown of fiscal 2005 sales to the U.S. Government as a prime contractor and a subcontractor was as follows:

Sales as a prime contractor	65%
Sales as a subcontractor	35%
Total	100%

No single customer, other than the U.S. Government customers listed above, accounted for more than 10% of ATK’s fiscal 2005 sales.

Foreign sales for each of the last three fiscal years are summarized below:

Fiscal	Foreign sales	Percent of sales
2005	$195 million	7.0%
2004	156 million	6.6%
2003	164 million	7.5%

Sales to foreign governments must be approved by the Department of Defense and the State Department. Approximately 43% of these sales are in the Precision Systems segment, 32% are in the Ammunition segment, 21% are in the Advanced Propulsion and Space Systems segment, 2% are in the ATK Thiokol segment, and 2% are in the ATK Mission Research segment. These products are sold both directly and through the U.S. Government to U.S. allies.

Major law enforcement customers include the New York City Police Department, the Department of Homeland Security, the Federal Bureau of Investigation, and the U.S. Secret Service. Major customers of the civil ammunition business include retailers such as Wal-Mart, Cabela’s, and Gander Mountain, as well as major wholesale distributors.

Risk Factors

ATK is subject to a number of risks, including those related to being a U.S. Government contractor. Some of the risks facing ATK are discussed below.

ATK’s business could be adversely impacted by reductions or changes in NASA or U.S. Government military spending.

As the majority of ATK’s sales are to the U.S. Government and its prime contractors, ATK depends heavily on the contracts underlying these programs. Also, significant portions of ATK’s sales come from a small number of contracts. ATK’s top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 38% of fiscal 2005 sales. ATK’s largest contract, the Reusable Solid Rocket Motors (RSRM) for NASA’s Space Shuttle, represented 14% of ATK’s total fiscal 2005 sales and the military small-caliber ammunition contract at Lake City contributed approximately 12% of total fiscal 2005 sales.

In January 2004, President Bush announced a new vision for space exploration, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The program anticipates the Space Shuttle will be retired from service as early as 2010, to be replaced by a new spacecraft and supporting exploration launch systems. Although ATK expects that the RSRM will be part of the NASA launch system supporting space exploration objectives and believes that its RSRM and RSRM derivatives will be important to achieving an affordable launch system for the alternatives now under consideration, future programs and levels of government spending cannot be predicted with certainty. The loss or significant reduction of a material program in which ATK participates could have a material adverse effect on ATK’s operating results, financial condition, or cash flows.

U.S. Government contracts are also dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. Government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which ATK participates, or any contract modification as a result of funding changes, could materially delay or terminate the program. This could have a material adverse effect on ATK’s operating results, financial condition, or cash flows.

ATK may not be able to react to increases in its costs due to the nature of its U.S. Government contracts.

ATK’s U.S. Government contracts can be categorized as either “cost-plus” or “fixed-price.”

Cost-Plus Contracts. Cost-plus contracts are cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee contracts. Cost-plus-fixed-fee contracts allow ATK to recover its approved costs plus a fixed fee. Cost-plus-incentive-fee contracts and cost-plus-award-fee contracts allow ATK to recover its approved costs plus a fee that can fluctuate based on actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.

Fixed-Price Contracts.   Fixed-price contracts are firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, ATK agrees to perform certain work for a fixed price and absorb any cost underruns or overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract prices may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed-price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns, which could have a material adverse effect on operating results, financial condition, or cash flows. The U.S. Government also regulates the accounting methods under which costs are allocated to U.S. Government contracts.

The following table summarizes how much each of these types of contracts contributed to ATK’s U.S. Government business in fiscal 2005:

Cost-plus contracts:
Cost-plus-fixed-fee	11%
Cost-plus-incentive-fee/cost-plus-award-fee	34%
Fixed-price contracts:
Firm-fixed-price	52%
Fixed-price-incentive/fixed-price-level-of-effort	3%
Total	100%

ATK’s U.S. Government contracts are subject to termination.

ATK is subject to the risk that the U.S. Government may terminate its contracts with its suppliers, either for its convenience or in the event of a default by the contractor. If a cost-plus contract is terminated, the contractor is entitled to reimbursement of its approved costs. If the contractor would have incurred a loss had the entire contract been performed, then no profit is allowed by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated, the contractor is entitled to receive payment for items delivered to and accepted by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default:

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

ATK is subject to extensive and complex U.S. Government procurement laws and regulations, along with ongoing U.S. Government audits and reviews of contract procurement, performance, and administration. ATK could suffer adverse consequences if it were to fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of munitions and other controlled products and commodities; or commit a significant violation of any other federal law. These consequences could include contract termination; civil and criminal penalties; and, under certain circumstances, ATK’s suspension and debarment from future U.S. Government contracts for a period of time. In addition, foreign sales are subject to greater variability and risk than ATK’s domestic sales. Foreign sales subject ATK to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to ATK.

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

ATK has completed novation agreements covering U.S. Government contracts acquired in the Boeing Ordnance (now known as ATK Gun Systems) and Science and Applied Technology (now known as ATK Missile Systems) acquisitions. These novation agreements provide that ATK assumes all obligations under the acquired contracts and that the U.S. Government recognizes the transfers to ATK of the acquired contracts and related assets. Under each novation agreement, the acquired contracts are scheduled to be performed over time, and it is not expected that they will be fully and finally discharged for several years. Under each novation agreement, the seller of the respective assets has agreed to indemnify ATK against any liability that ATK may incur under the novation agreement caused by any prior failure by the seller to perform its obligations under its respective novated contracts. ATK has agreed to indemnify the seller against any liability that the seller may incur under the novation agreement caused by any failure by ATK to perform its obligations under the novated contracts. ATK was not required to novate the U.S. Government contracts acquired in the Thiokol acquisition because ATK acquired Cordant Technologies, Inc.’s (the entity that owned the assets and liabilities of the Thiokol propulsion business) stock, rather than the assets of the business. ATK has provided the U.S. Government with a corporate guarantee that its obligations under the contracts will be fulfilled. ATK did not acquire any U.S. Government contracts that required novation in the acquisition of the civil ammunition business or its recent acquisition of the PSI Group. ATK was not required to novate the U.S. Government contracts acquired in the acquisitions of Composite Optics, Inc., Micro Craft Inc., GASL, Inc. or Mission Research Corporation because ATK acquired the stock, rather than the assets of the businesses.

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

ATK has a substantial amount of indebtedness. As of March 31, 2005, ATK had total debt of $1,134 million. In addition, ATK had approximately $67.7 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $232.3 million of availability under its revolving credit facility. Additional information on ATK’s debt can be found under “Liquidity and Capital Resources” in Item 7 of this report.

ATK has demands on its cash resources in addition to interest and principal payments on its debt, including, among others, operating expenses. ATK’s level of indebtedness and these significant demands on ATK’s cash resources could:

•       make it more difficult for ATK to satisfy its obligations,

•       require ATK to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the amount of cash flow available for working capital, capital expenditures, share repurchases, acquisitions, and other general corporate purposes,

•       limit ATK’s flexibility in planning for, or reacting to, changes in the defense and aerospace industries,

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

•       reducing or delaying expenditures for capital equipment and/or share repurchases,

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

In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition. ATK’s sole-source contracts accounted for 62% of U.S. Government sales in fiscal 2005 and include the following programs: reusable solid rocket motor (RSRM) Space Shuttle boosters, Trident II missiles, Minuteman III Propulsion Replacement Program, Titan IV solid rocket motor upgrade space boosters, Advanced Medium-Range Air-to-Air Missile (AMRAAM), Hellfire, Sensor Fuzed Weapon propulsion systems, M830A1 multi-purpose tank ammunition rounds, Volcano anti-tank scatterable barriers, M789 Lightweight 30 High Explosive Dual Purpose (HEDP) for medium-caliber ammunition, the AAR-47 missile warning system, Javelin launch tubes, M829A3 tank ammunition, Solid Divert and Attitude Control Systems and Third Stage Rocket Motors (SDACS/TSRM), STARTM Motors, Advanced Anti-Radiation Guided Missile (AARGM), Mobile Ground-to-Air Radar Jamming System (MGARJS), and the XM-29/XM-8/XM-25 Family of Gun Systems.

In the commercial ammunition and accessories markets, ATK competes against manufacturers that have well-established brand names and strong market positions.

ATK generally faces competition from a number of competitors in each business area, although no single competitor competes along all five of ATK’s segments. ATK’s principal competitors in each of its segments are as follows:

ATK Thiokol:   Aerojet-General Corporation, a subsidiary of GenCorp Inc.; Pratt & Whitney Space and Missile Propulsion of United Technologies Corporation; and Rocketdyne, Inc., a subsidiary of The Boeing Company.

Ammunition:   General Dynamics Ordnance and Tactical Systems, Inc., a subsidiary of General Dynamics Corporation; SNC Technologies Inc.; Winchester Ammunition of Olin Corporation; Remington; and various importers, including P.M.C., Fiocchi, and Selliers & Belloitt.

Precision Systems:   Aerojet-General Corporation, a subsidiary of GenCorp Inc.; General Dynamics Corporation; Lockheed Martin Corporation; Raytheon Company; Textron Inc.; L3/KDI; and L3/Bulova Technologies.

Advanced Propulsion and Space Systems:   Pratt & Whitney Space and Missile Propulsion of United Technologies Corporation; Aerojet-General Corporation, a subsidiary of GenCorp Inc.; The Boeing Company; Lockheed Martin Corporation; L-3 Communications Corporation; Northrop Grumman Corporation; GKN plc; AAR Corp.; Marion and Lincoln Composites, both subsidiaries of General Dynamics Corporation; Vought Aircraft Industries, Inc.; Goodrich Corporation; and Applied Aerospace Structures Corporation.

ATK Mission Research:   Science Applications International Corporation (SAIC); The Titan Corporation; L-3 Communications Corporation; Ball Aerospace & Technologies Corporation, a subsidiary of Ball Corporation; and Georgia University of Technology.

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

ATK closely monitors sources of supply to assure that adequate raw materials and other supplies needed in manufacturing processes are available. As a U.S. Government contractor, ATK is frequently limited to procuring materials and components from sources of supply approved by the U.S. Department of Defense (DoD). In addition, as business conditions, the DoD budget, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The supply of ammonium perchlorate, a principal raw material used in ATK’s operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion, or other problem impacting all production. ATK may also rely on one primary supplier for other production materials. Although other suppliers of the same materials may exist, the addition of a new supplier may require ATK to qualify the new source for use. The qualification process may impact ATK’s profitability or ability to meet contract deliveries.

Certain suppliers of materials used in the manufacturing of rocket motors have discontinued the production of some materials. These materials include certain insulation and resin materials for rocket motor cases and aerospace grade rayon for nozzles. ATK has qualified new replacement materials for some programs. For other programs, ATK or ATK’s customer has procured sufficient inventory to cover current program requirements and is in the process of qualifying new replacement materials to be qualified in time to meet future production needs. ATK’s profitability may be affected if unforeseen difficulties in developing and qualifying replacement materials occur.

ATK is also impacted by increases in the prices of raw materials used in production on fixed-price contracts. Most recently, ATK has seen an increase in the price of commodity metals, primarily lead, copper, steel, and zinc. The increased cost of natural gas and electricity also has an impact on the cost of operating ATK’s factories.

Prolonged disruptions in the supply of any of ATK’s key raw materials, difficulty completing qualification of new sources of supply, implementing use of replacement materials or new sources of supply, or a continuing increase in the prices of raw materials and energy could have a material adverse effect on ATK’s operating results, financial condition, or cash flows.

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

•       As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’ representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on federal lands on or before March 31, 2005.

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

In December 2001, ATK received notice from the State of Utah of a potential claim against ATK under Section 107(f) of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State’s rights under CERCLA, also expressly acknowledged the State’s willingness to allow ATK to go forward with its currently-planned monitoring and remediation program. The State’s preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules’ manufacturing operations at the site. ATK has had discussions with the State regarding this claim and entered into a tolling agreement with the State in fiscal 2002. In fiscal 2003, ATK entered into a similar tolling agreement with the State regarding the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol. These agreements effectively defer the bringing of any potential claim against ATK by the State for a period of at least 10 years. They allow ATK time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. Although ATK has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to ATK with respect to the affected areas, ATK cannot yet predict if or when a suit may be filed against it, nor can ATK determine any additional costs that may be incurred in connection with this matter.

While ATK has environmental management programs in place to mitigate risks, and environmental laws and regulations have not had a material adverse effect on ATK’s operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.

Backlog

The total amount of Contracted Backlog was approximately $3.7 billion as of March 31, 2005, compared to $3.8 billion as of March 31, 2004. Contracted Backlog is the estimated value of contracts for which ATK is authorized to incur costs and for which orders have been recorded, but for which revenue has not yet been recognized. Included in Contracted Backlog as of March 31, 2005 was $1.1 billion of contracts that were not yet funded. Approximately 41% of Contracted Backlog as of March 31, 2005 is not expected to be filled within fiscal 2006. Total Backlog, which includes Contracted Backlog plus the value of unexercised options, was approximately $5.0 billion as of March 31, 2005 and $5.1 billion as of March 31, 2004.

Research and Development

ATK conducts a significant amount of research and development (R&D). Company-funded R&D is primarily for the development of next-generation technology. Customer-funded R&D primarily represents R&D efforts that ATK undertakes under contracts with the U.S. Government and its prime contractors. R&D expenditures in each of the last three fiscal years were as follows:

Fiscal	Company-funded Research and Development	Customer-funded Research and Development
2005	$37.9 million	$478.1 million
2004	28.9 million	250.0 million
2003	26.8 million	231.0 million

Seasonality

Sales of sporting ammunition are significantly higher in ATK’s second and third fiscal quarters. ATK’s other business is generally not seasonal in nature.

Employees

As of March 31, 2005, ATK had approximately 14,000 employees. Approximately 12% of these employees were covered by collective bargaining agreements. The following table summarizes the number of these agreements, the expiration dates of the agreements, and the approximate number of employees represented.

Location	Number of Contracts	Expiration Date	Approximate Number of Employees Represented
Rocket Center, WV	2	November 14, 2010 August 14, 2010	15 420
Magna, UT	1	February 15, 2007	230
Janesville, WI	1	May 30, 2005	125
Minneapolis, MN area	1	September 30, 2005	20
Radford, VA	2	October 6, 2005 November 1, 2005	745 135

Relations between ATK and unionized and non-unionized employees and their various representatives are generally considered satisfactory. However, ATK cannot ensure that new labor contracts can be agreed to without work stoppages and resultant adverse financial impacts. The expiration date of the Janesville, WI agreement coincides with ATK’s expected exit date from the facilities as noted in “Restructuring Charges” below.

Patents

As of March 31, 2005, ATK owned approximately 390 U.S. patents and 330 foreign patents and had approximately 150 U.S. patent applications and 215 foreign patent applications pending. Although the conduct of ATK’s business involves the manufacture of various products that are covered by patents, ATK does not believe that any one single existing patent or license or group of patents is material to the success of the business as a whole. ATK believes that unpatented research, development, and engineering skills also make an important contribution to its business. The U.S. Government typically receives royalty-free licenses to inventions made under U.S. Government contracts. In addition, ATK’s policy is to protect proprietary information from unauthorized disclosure, consistent with which, ATK ordinarily requires employees to sign confidentiality agreements as a condition of employment.

As many of ATK’s products and solutions include complex technology involving patented and other proprietary technologies, ATK faces a risk of claims that it has infringed third parties’ intellectual property rights. Any such claims could result in costly and time-consuming litigation, the invalidation of intellectual property rights, or increased licensing costs.

Captive Insurance Subsidiary

During fiscal 2004, ATK dissolved its wholly-owned captive insurance subsidiary, Alliant Assurance Ltd. (Assurance). The environmental remediation and postretirement medical and life insurance benefits liabilities that Assurance had assumed were transferred back to the parent company. ATK then established a new captive insurance subsidiary, ATK Insurance Company, a wholly-owned subsidiary of ATK. ATK Insurance Company provides insurance and reinsurance for the property and liability risks of ATK. The various types of insurance coverage provided includes property damage and business interruption risks, excess liability, workers’ compensation, automobile, and general liability risks. The insurance subsidiary insures directly and reinsures an admitted carrier.

Executive Officers

The following table sets forth certain information with respect to ATK’s executive officers as of May 1, 2005:

Name	Age	Title

Daniel J. Murphy	56	Chairman of the Board, President, and Chief Executive Officer
Dianne Deering Anton	48	Vice President, Contracts and Strategic Agreements
Mark W. DeYoung	46	Senior Vice President, Ammunition
Ronald D. Dittemore	53	Senior Vice President, ATK Thiokol
Michael B. Dolby	46	President, ATK Mission Research
John E. Gordon	64	Senior Vice President, Washington Operations
Blake E. Larson	45	Senior Vice President, Advanced Propulsion and Space Systems
Robert J. McReavy	46	Vice President and Treasurer
Mark L. Mele	48	Senior Vice President, Corporate Strategy
Paula J. Patineau	51	Senior Vice President, Human Resources and Administrative Services
John S. Picek	50	Vice President and Controller
Eric S. Rangen	48	Executive Vice President and Chief Financial Officer
Keith D. Ross	48	Senior Vice President, General Counsel, and Corporate Secretary
Brian V. See	47	Vice President, Mission Assurance
Donald E. Shaffer	61	Special Assistant to the Chief Executive Officer
Nicholas G. Vlahakis	57	Executive Vice President and Chief Operating Officer
Thomas R. Wilson	59	Senior Vice President, Precision Systems

Each of the above individuals serves at the pleasure of the Board of Directors and is subject to reelection annually on the date of the Annual Meeting of Stockholders. No family relationship exists among any of the executive officers or among any of them and any director of ATK. There are no outstanding loans from ATK to any of these individuals. Information regarding the employment history (in each case with ATK unless otherwise indicated) of each of the executive officers is set forth below.

Daniel J. Murphy has served as CEO since October 2003, and as Chairman of the Board since April 2005. From 2002 to 2003, he was Group Vice President, Precision Systems. From 2001 to 2002, he served as President of ATK Tactical Systems Company. Prior to joining ATK in 2000, he served for 30 years in the U.S. Navy, attaining the rank of Vice Admiral.

Dianne Deering Anton has held her present position since 2003. From 2002 to 2003, she was Vice President, Contracts and Strategic Agreements, for the Precision Systems Group. From 1999 to 2002, she was Executive Vice President, Operations, and Vice President, Finance, and Controller for ATK Ordnance Systems.

Mark W. DeYoung has served in his present position since 2002, holding the title of Senior Vice President, Ammunition, since 2004 and Group Vice President, Ammunition, from 2002 to 2004. He was President, ATK Ammunition and Related Products, from 2001 to 2002. Before that, he was President, ATK Lake City Ammunition.

Ronald D. Dittemore has held his present position since 2004. Mr. Dittemore joined ATK in 2003 as assistant to the Chief Operating Officer, following a 26-year career with NASA. He served in several NASA senior executive positions, including Director of the Space Shuttle Program.

Michael B. Dolby has held his present position since 2005. He was Vice President, Business Development, from 2004 to 2005, and Vice President, Mergers and Acquisitions, from 2001 to 2004. Prior to that he was Vice President, Corporate Strategic Development.

John E. Gordon has held his present position since 2001. Prior to that, he was Corporate Vice President and director of Washington, D.C. Operations for Litton Industries. Mr. Gordon also worked for Northrop Grumman Corporation in the company’s Washington office.

Blake E. Larson has held his present position since 2005. From 2004 to 2005, he was Vice President and General Manager, ATK Space Systems. From 2003 to 2004, he was Executive Vice President, ATK Ordnance and Ground Systems. He served as President, ATK Precision Fuze Company, from 2000 to 2003.

Robert J. McReavy has held his present position since October 2001. From June 2001 until October 2001, he served as Vice President, Tax. Prior to joining ATK, he was a partner in the international public accounting firm Deloitte & Touche LLP, and also held partner and associate positions with two law firms.

Mark L. Mele has served in his present position since 2005. He was Senior Vice President, Corporate Strategy and Investor Relations, from 2004 to 2005, and Vice President, Corporate Strategy and Investor Relations, from 2001 to 2004. Prior to that he was Vice President, Investor Relations and Strategic Planning.

Paula J. Patineau has held her present position since 2004. From April 2004 until November 2004, she was Senior Vice President and Chief People Officer. From 2002 to 2004, she was Vice President and Chief People Officer. She was Vice President, Human Resources, and Senior Financial Officer from 2000 to 2002.

John S. Picek has held his present position since 2000. From 1997 until 2000, he served as Director of Corporate Finance.

Eric S. Rangen has served in his current position since 2001, holding the title of Executive Vice President and Chief Financial Officer since April 2004 and Vice President and Chief Financial Officer from 2001 to 2004. Prior to that, he was a partner with the international public accounting firm Deloitte & Touche LLP.

Keith D. Ross has held his present position since 2004. From 2001 to 2004, he served as Vice President and Assistant General Counsel. Prior to joining ATK, Mr. Ross held corporate legal positions in the manufacturing and financial services industries and was an attorney with several law firms.

Brian V. See has held his present position since May 2005. Prior to that he had served as Vice President, Technology, since April 2004, and as President, ATK Mission Research, since June 2004. From 2002 to 2004 he was Vice President, Technology and Quality, for the ATK Precision Systems Group. He was Director of Technology for ATK’s defense businesses from 1998 to 2002.

Donald E. Shaffer has held his present position since 2005. From 2004 to 2005, he was Senior Vice President, ATK Advanced Propulsion and Space Systems Group. From 2003 to 2004, he was President, ATK Elkton. He was Vice President and General Manager, ATK Elkton, from 2000 to 2003.

Nicholas G. Vlahakis has served in his present position since 2002, holding the title of Executive Vice President and Chief Operating Officer since April 2004 and Senior Vice President and Chief Operating Officer from 2002 to 2004. From 2001 to 2002, he was Group Vice President, Defense. Prior to that he was Group Vice President, Conventional Munitions.

Thomas R. Wilson has held his present position since 2003. Mr. Wilson joined ATK in 2002 as President of ATK Missile Systems. Prior to joining ATK, he served as an intelligence officer in the U.S. Navy for 34 years, attaining the rank of Vice Admiral.

Available Information

ATK makes available, free of charge on its internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). You can find these reports on ATK’s website at www.atk.com under the “Investor Relations” heading.

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

ITEM 2.     PROPERTIES

Facilities.   As of March 31, 2005, ATK occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 18.9 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government. The following table provides summary information about the location and size of these facilities, and indicates which segment is the principal user of the facility—ATK Thiokol (“Th”), Ammunition (“Am”), Precision Systems (“PS”), Advanced Propulsion and Space Systems (“AP”) or ATK Mission Research (“MR”). In some cases, the facility is used by more than one segment.

	Owned	Leased	Gov’t Owned(1)	Total
	(thousands of square feet)
Principal Facilities
Arizona
Mesa (Am)	57	25		82
California
Commerce (AP)		104		104
Corona (AP)		116		116
Goleta (AP)		58		58
Oroville (Am)	110			110
Rancho Bernardo (AP)		43		43

San Diego (AP)		176		176
Santa Barbara (MR)		45		45
Torrance (MR)		12		12
Woodland Hills (PS)		99		99
Colorado
Colorado Springs (MR)		25		25
Florida
Clearwater (PS)		113		113
Idaho
Lewiston (Am)	305	3		308
Indiana
Richmond (Am)	40			40
Iowa
Burlington (PS)		20		20
Maryland
Elkton (AP)	345			345
Minnesota
Anoka (Am)	845			845
Arden Hills (Am)(6)			437	437
Edina(2)		82		82
Elk River (PS)	145			145
Plymouth (PS)		141		141
Mississippi
Iuka (AP)		325		325
Missouri
Independence (Am)			2,553	2,553
New Mexico
Albuquerque (MR)		54		54
New York
Ronkonkoma (AP)		57		57
Ohio
Dayton (MR)		68		68
Pennsylvania
Horsham (PS)		51		51
Tennessee
Tullahoma (AP)		86		86
Texas
Fort Worth (MR)		65		65
Utah
Brigham (includes Promontory) (Th)	3,434			3,434
Clearfield (AP)		1,231		1,231
Corrine (Th)		11		11
Logan (MR)		11		11
Magna (Th)(3)	1,775		518	2,293
Ogden (AP)		105		105
Virginia
Arlington		14		14
Newington (MR)		15		15

Radford (Am)			3,809	3,809
West Virginia
Rocket Center (PS)	96		873	969
Wisconsin
Janesville (PS)	110			110
Onalaska (Am)	250			250
Subtotal(4)	7,512	3,155	8,190	18,857
Other Facilities(5)	7	68		75
Total	7,519	3,223	8,190	18,932
Percent of total	40%	17%	43%	100%

(1)          These facilities are occupied rent-free under facilities contracts that generally require ATK to pay for all utilities, services, and maintenance costs.

(2)          The Edina facility is ATK’s corporate headquarters.

(3)          ATK leases 4,043 acres in Magna, UT with renewal options through 2022.

(4)          Operating segment usage of these facilities is as follows (in thousands of square feet): ATK Thiokol 5,738; Ammunition 8,434; Precision Systems 1,648; Advanced Propulsion and Space Systems 2,646, and ATK Mission Research 295.

(5)          Principally sales and other offices, each of which has less than 10,000 square feet of floor space.

(6)          This facility is vacant until final approval of its exit as discussed in “Restructuring Charges” in Item 7 below.

Land.   The following table provides summary information about the location, size, and use of other owned or leased land, and indicates which segment is the principal user of the land:

	Owned	Leased	Use
	(acres)
Location
Idaho
Lewiston (Am)	28		Storage
Utah
Brigham (Th)		2,365	Testing sites for illuminating devices
Brigham (Th)	2,146		Land, wells, airstrip, illuminating device test range
Corrine (Th)		163	Pressure zone
Magna (Th)	414		Buffer zone
Minnesota
Elk River (PS)	3,089		Assembly, test, and evaluation
New Mexico
Socorro (PS)		1,177	Assembly, test, and evaluation

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

On March 12, 2002, a civil action was filed against ATK in the U.S. District Court for the Southern District of California, National Metal Technologies, Inc. and National Manufacturing Technologies, Inc. v. Alliant Techsystems Inc., et al., asserting various claims arising in connection with an agreement under which National Metal Technologies, Inc. (NMT) agreed to supply ATK with ammunition links for small- and medium-caliber ammunition. Specifically, the plaintiffs alleged that they were entitled to damages in excess of $30 million for alleged breach of contract, violation of the antitrust laws, and tortious interference with prospective economic advantage as a result of ATK’s termination of the supply agreement in 2001. ATK denied these allegations and alleged that the agreement was terminated as a result of NMT’s default. On March 24, 2005, ATK and NMT agreed to settle the litigation for $6 million.

U.S. Government Investigations   ATK is also subject to U.S. Government investigations from which civil, criminal, or administrative proceedings could result. Such proceedings could involve claims by the U.S. Government for fines, penalties, compensatory and treble damages, restitution, and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. ATK believes, based upon all available information, that the outcome of any such pending government investigations will not have a material adverse effect on its operating results, financial condition, or cash flows.

Environmental Remediation   ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local laws and regulations, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such laws and regulations have resulted in ATK being involved with a number of related legal proceedings, claims, and remediation obligations. ATK routinely assesses, based on in-depth studies, expert analyses, and legal reviews, its contingencies, obligations, and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties. ATK’s policy is to accrue and charge to expense in the current period any identified exposures related to environmental remediation sites based on estimates of investigation, cleanup, and monitoring costs to be incurred.

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

The description of certain environmental matters contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contingencies” is incorporated herein by reference.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

ATK’s common stock is listed and traded on the New York Stock Exchange under the symbol “ATK”. The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Fiscal 2005:
Quarter ended March 31, 2005	$75.50	$62.86
Quarter ended January 2, 2005	67.82	56.05
Quarter ended October 3, 2004	66.86	56.07
Quarter ended July 4, 2004	64.16	54.34
Fiscal 2004:
Quarter ended March 31, 2004	60.59	53.14
Quarter ended December 28, 2003	56.99	47.38
Quarter ended September 28, 2003	55.98	46.50
Quarter ended June 29, 2003	55.35	47.16

The number of holders of record of ATK’s common stock as of May 13, 2005, was 9,122.

ATK has never paid cash dividends on its common stock. ATK’s dividend policy is reviewed by the Board of Directors from time to time as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be limited by covenants contained in ATK’s Senior Credit Facility (as described under “Liquidity and Capital Resources” in Item 7 of this report). As of March 31, 2005, the Senior Credit Facility limited the aggregate sum of dividends plus other designated restricted payments incurred after March 31, 2004 to $75 million. On May 5, 2005, ATK entered into an amendment to its Senior Credit Facility, as discussed under the heading “Liquidity and Capital Resources” in Item 7 of this report. The amended agreement allows for unlimited restricted payments as long as ATK maintains certain debt limits, with an annual limit of $50 million when those debt limits are not met. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.

Equity Compensation Plan Information

The following table gives information about ATK’s common stock that may be issued upon the exercise of options, warrants and rights under each of ATK’s existing equity compensation plans as of March 31, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan	1,740,662	$54.92	1,051,959	(1)
1997 Employee Stock Purchase Plan	—	N/A	474,746	(2)
Non-Employee Director Restricted Stock Plan	—	N/A	31,466	(3)
Management Compensation Plan	—	N/A	697,515	(4)
Equity compensation plans not approved by security holders:
2000 Stock Incentive Plan	509,440	38.18	0
Total	2,250,102	$51.13	2,255,686

(1)          Includes 644,756 shares reserved for issuance in connection with grants of performance share awards, which shares will be issued only if specified performance targets are achieved. Under the plan, no more than 843,750 shares may be issued in connection with awards of performance shares.

(2)          Shares are issued based on employees’ elections to participate in the plan.

(3)          Shares available for awards of restricted stock in accordance with the terms of the plan.

(4)          Shares may be issued under the plan in payment of annual incentive compensation.

The 2000 Stock Incentive Plan (the 2000 Plan) is administered by the Personnel and Compensation Committee (the P&C Committee) of ATK’s Board of Directors. ATK stopped granting options and all other awards under the 2000 Plan in January 2004 and is only continuing the plan for the exercise, payment or forfeiture of awards granted in or before January 2004. Under the 2000 Plan, all employees (other than officers and directors), consultants, and independent contractors providing services to ATK or its affiliates were eligible to receive awards. The P&C Committee designated the participants who received awards, determined the types and amounts of awards granted, and determined the terms and conditions of awards granted, subject to the provisions of the 2000 Plan. The 2000 Plan provided for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards. Options granted under the 2000 Plan have an exercise price equal to the fair market value of ATK’s common stock on the date of grant. Options granted under the 2000 Plan prior to January 2004 vest in three equal annual installments and have a term of 10 years. Options granted in January 2004 vest after three years and have a term of seven years. Options may vest immediately in the event of a change in control of ATK or in the event of a participant’s death, disability or retirement. If an option holder’s employment terminates, the option remains exercisable for a fixed period of time, as determined by the P&C Committee, up to the remainder of the option’s term. Payment of the exercise price of an option may be made in cash or in shares of ATK common stock previously acquired by the option holder.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
January 3 – February 6	255	$64.02	—
February 7 – March 6	654,445	69.71	654,300
March 7 – March 31	59,600	73.53	59,600
Fiscal quarter ended March 31, 2005	714,300	$70.03	713,900	1,286,100

(1)          Of the transactions noted, 400 shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or performance shares, which were granted under ATK’s incentive compensation plans.

(2)          On August 3, 2004, ATK’s Board of Directors authorized the repurchase of up to 2,000,000 shares through March 2006. ATK repurchased 713,900 shares for approximately $50 million leaving 1,286,100 shares that may be purchased under that program as of March 31, 2005. The Company also repurchased 350,800 shares in April 2005 under that program.

The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK’s debt instruments as discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Debt,” is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended March 31
	2005	2004	2003	2002	2001
	(Amounts in thousands except per share data)
Results of Operations
Sales	$2,801,129	$2,366,193	$2,172,135	$1,801,605	$1,141,949
Cost of sales	2,269,927	1,875,656	1,692,742	1,420,348	905,574
Gross profit	531,202	490,537	479,393	381,257	236,375
Operating expenses:
Research and development	37,929	28,936	26,849	20,589	11,575
Selling	71,112	67,204	64,200	44,063	24,372
General and administrative	137,169	117,334	112,801	92,923	64,334
Total operating expenses	246,210	213,474	203,850	157,575	100,281
Income from continuing operations before interest, income taxes, and minority interest	284,992	277,063	275,543	223,682	136,094
Interest expense, net(1)	(64,452)	(59,267)	(78,066)	(102,348)	(32,700)
Income from continuing operations before income taxes and minority interest	220,540	217,796	197,477	121,334	103,394
Income tax provision	66,549	55,041	77,020	46,107	35,473
Income from continuing operations before minority interest	153,991	162,755	120,457	75,227	67,921
Minority interest, net of income taxes	451	450		1,240
Income from continuing operations	153,540	162,305	120,457	73,987	67,921
Loss on disposal of discontinued operations, net of income taxes(2)				(4,660)
Income before cumulative effect of change in accounting principle	153,540	162,305	120,457	69,327	67,921
Cumulative effect of change in accounting principle, net of income taxes(3)			3,830
Net income	$153,540	$162,305	$124,287	$69,327	$67,921
Basic earnings (loss) per common share:
Continuing operations	$4.09	$4.22	$3.15	$2.19	$2.19
Discontinued operations(2)				(0.14)
Cumulative effect of change in accounting principle(3)			0.10
Net income	$4.09	$4.22	$3.25	$2.05	$2.19
Diluted earnings (loss) per common share:
Continuing operations	$4.03	$4.14	$3.06	$2.10	$2.13
Discontinued operations(2)				(0.13)
Cumulative effect of change in accounting principle(3)			0.10
Net income	$4.03	$4.14	$3.16	$1.97	$2.13
Financial Position
Net current assets	$401,674	$377,294	$284,263	$295,062	$40,860
Net property, plant, and equipment	456,310	465,786	463,736	464,830	303,188
Total assets	3,015,810	2,800,744	2,468,660	2,181,688	860,510
Long-term debt (including current portion)	1,134,045	1,084,294	825,187	872,443	277,109
Total stockholders’ equity	686,359	564,200	477,924	556,801	198,332
Other Data
Depreciation and amortization	$84,325	$69,918	$67,134	$78,673	$44,980
Capital expenditures	62,600	58,754	54,171	42,884	24,755
Gross margin (gross profit as a percentage of sales)	19.0%	20.7%	22.1%	21.2%	20.7%

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

See Note 2 to the consolidated financial statements for a description of acquisitions made in fiscal 2005, 2004, and 2003.

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

•       supplier contract negotiations and difficulties in the suppler qualification process,

•       supply, availability, and costs of raw materials and components,

•       fires or explosions at any of ATK’s facilities,

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

Overview

ATK is a supplier of aerospace and defense products to the U.S. Government, U.S. allies, and major prime contractors. ATK is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets. ATK is headquartered in Edina, Minnesota and has operating locations throughout the United States. Effective April 1, 2004, ATK realigned its business operations, forming a new segment, Advanced Propulsion and Space Systems. Following this realignment and the acquisition of Mission Research Corporation, ATK has five segments: ATK Thiokol, Ammunition, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research. The fiscal 2005 segments are as follows:

•       The ATK Thiokol segment, which generated approximately 30% of total external sales in fiscal 2005, is a solid propellant rocket motor manufacturer, providing motors for human access to space (Space Shuttle), land- and sea-based strategic missiles, commercial and government space launch vehicles, and missile defense interceptors. The segment also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials/structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

•       The Ammunition segment, which generated approximately 32% of total external sales in fiscal 2005, supplies small-caliber military ammunition, medium-caliber ammunition, medium-caliber gun systems, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•       The Precision Systems segment, which generated approximately 18% of total external sales, develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, tactical rocket motors and warheads, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, and lithium and lithium-ION batteries for military and aerospace applications.

•       The Advanced Propulsion and Space Systems segment, which generated approximately 14% of total external sales, supplies highly engineered propulsion solutions for missile defense, space, strategic, tactical, and commercial applications, and advanced ordnance and control systems; high-performance structures for space launch vehicles, rocket motor casings, military and commercial aircraft; telescope, satellite and spacecraft, launch vehicles, satellite pressurant and liquid propellant tanks, optical benches, and antenna reflectors; and advanced hypervelocity and air-breathing propulsion systems for aerospace vehicles and weapon systems.

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

As a supplier to the U.S. aerospace and defense industry, ATK is dependent on funding levels of the U.S. Department of Defense (DoD) and NASA. The U.S. defense industry has experienced significant changes over the past few years. During the 1990s, the DoD budget declined, however that trend has reversed during the 2000s due to continuing geopolitical uncertainties. While the DoD’s budget for procurement and research, development, test, and evaluation continues to grow each year, the degree of future growth is not known and it may slow or even contract. However, ATK believes it is well positioned in this budget environment to maintain or even increase its relative participation in the DoD budget, as it derives the majority of its DoD sales from products that are consumed (and then reprocured) in both tactical and training operations. ATK anticipates that, to the extent that future budget pressures mount, the majority of budget cuts would come in the areas where the DoD is developing new “platforms”—the vehicles used to deliver the weapons, including ships, aircraft, tanks and helicopters. Much of ATK’s product portfolio is “platform independent,” meaning it can be used in the legacy platforms of today (for example, M1A1 battle tanks and F-16 fighters) as well as in the platforms being developed for future use (for example, Future Combat Systems and Joint Strike Fighter). Therefore, if and when these future platform development programs come under budget pressures, ATK believes that it has limited exposure, relative to its industry peers.

In January 2004, President Bush announced a new vision for space exploration, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The new program anticipates that the Space Shuttle will be retired from service as early as 2010, to be replaced by new spacecraft and supporting exploration launch systems. The impact of this change, if any, on ATK is not currently known, but ATK believes that the RSRM will continue to be part of the NASA launch system supporting space exploration objectives as ATK believes that its RSRM and RSRM derivatives will be important to achieving an affordable launch system for the alternatives now under consideration.

ATK management believes that the key to ATK’s continued success is to focus on performance, simplicity, and affordability, and that ATK’s future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures on procurement and research and development accounts mount. ATK will concentrate on developing the “faster, farther, more accurate, and more lethal” systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks. ATK’s transformational weapons such as AARGM, BTERM, PGMM and MRM are aimed squarely at this growing market. At the same time, ATK believes it is on the leading edge of technologies essential to “generation after next” weapons and platforms—advanced sensor/seeker integration, directed energy, weapon data links, high-speed, long-range projectiles, thermal-resistant materials, reactive materials, and scramjet engines are examples.

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

ATK believes the following are its critical accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The complexity of the estimation process and all issues related to assumptions, risks, and uncertainties inherent with the application of the cost-to-cost method of accounting affect the amounts reported in ATK’s financial statements. A number of internal and external factors affect the cost of sales estimates, including labor rate and efficiency variances, overhead rate estimates, revised estimates of warranty costs, estimated future material prices, and customer specification and testing requirement changes. If business conditions were different, or if ATK had used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in ATK’s financial statements. In the past, ATK’s estimates and assumptions have been materially accurate.

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

ATK’s engineering, financial, and legal specialists estimate, based on current law and existing technologies, the cost of each environmental liability. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where ATK may be jointly and severally liable. ATK’s estimates for environmental obligations are dependent on, and affected by, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, changes in environmental laws and regulations, future technological developments, and the timing of expenditures. Accordingly, such estimates could change materially as ATK periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

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

ATK recorded pension expense for the Plans of $30.9 million in fiscal 2005, an increase of $19.5 million over the $11.4 million of pension expense recorded in fiscal 2004. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table sets forth ATK’s assumptions used in determining pension expense for fiscal 2005 and 2004, and projections for fiscal 2006:

	Years Ending March 31
	2006	2005	2004
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Discount rate	5.90%	6.25%	6.75%
Rate of compensation increase:
Union	3.00%	3.00%	3.00%
Salaried	3.25%	3.25%	3.50%

In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK’s own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. The expected long-term rate of return of 9.0% used in fiscal 2005 for pension plans was based on an asset allocation assumption of 70% with equity managers, with an expected long-term rate of return of 10%; 20% with fixed income managers, with an expected long-term rate of return of 7%; and 10% with real estate managers with an expected long-term rate of return of 8%.

The discount rate that ATK uses is a yield curve approach. The yield curve matches projected plan pension benefit payment streams with bond portfolios reflecting actual liability duration unique to ATK plans. The discount rate using the yield curve approach was 5.90% at December 31, 2004. Prior to December 31, 2004, the discount rate that ATK used for determining future pension obligations was based on a review of long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis was 6.25% at December 31, 2003. The discount rate as of December 31 impacts the following fiscal year’s pension expense.

Based on these and other assumptions, ATK estimates that its pension expense will be approximately $48 million in fiscal 2006, an increase of approximately $17 million over fiscal 2005. Future actual pension expense will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate and/or expected rate of return for fiscal 2006 were different, the impact on fiscal 2006 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2006 pension expense by approximately $5 million; each 1.0% change in the expected rate of return on plan assets would change fiscal 2006 pension expense by approximately $17 million.

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

ATK made pension plan contributions, including contributions to the trust fund and directly to retirees, during fiscal 2005 of $70.2 million, of which $53.0 million was above the minimum amount legally required for the year. ATK expects to make qualified pension plan trust contributions of approximately $15.0 million in fiscal 2006, of which $1.3 million is above the minimum amount legally required for the year. ATK also expects to make contributions directly to retirees of approximately $4.1 million in fiscal 2006. A substantial portion of ATK’s pension plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, requires that the balance sheet reflect a prepaid pension asset or minimum pension liability based on the current market value of plan assets and the accumulated benefit obligation of the plans. Due to the performance of the pension plan assets during the Plan year ended December 31, 2002 and the assumption changes made during that year, ATK recorded a net after-tax adjustment in the fourth quarter of fiscal 2003 of $223 million to reflect a minimum pension liability and the write-off of certain prepaid pension assets. During fiscal 2005 and fiscal 2004, ATK recorded additional net after-tax adjustments of $5.4 million and $21 million, respectively due to assumption changes during the years. These adjustments were non-cash reductions of equity and did not impact earnings. The adjustments could be reversed in future years should market performance improve and/or interest rates increase.

Other Postretirement Benefits.   ATK also provides postretirement health care benefits and life insurance coverage to certain employees and retirees.

The following table sets forth ATK’s assumptions used to determine net periodic benefit cost for other postretirement benefit (PRB) plans for fiscal 2005 and 2004, and projections for fiscal 2006:

	Years Ending March 31
	2006	2005	2004
Expected long-term rate of return on plan assets	6.00%/	6.00%/	6.00%/
	8.00%	8.00%	8.00%
Discount rate	5.90%	6.25%	6.75%
Health care cost trend rate	7.00%	8.00%	9.00%

In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2005, 27% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those in fixed income investments.

The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) is 5.0%, which will be reached in fiscal 2008.

Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$868	$(832)
Effect on postretirement benefit obligation	10,601	(10,095)

ATK made other PRB plan contributions of $27.0 million in fiscal 2005. ATK expects to make other PRB plan contributions of approximately $21.5 million in fiscal 2006.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. FSP 106-2 became effective for ATK during fiscal 2005. ATK believes that one of its other PRB plans is actuarially equivalent to Medicare, but does not believe that the subsidies it may receive under the Act will be significant. Because ATK believes that participation levels in its other PRB plans will decline, the impact of adopting this FSP reduced ATK’s APBO by approximately $31 million. The impact to ATK’s results of operations in any period is not expected to be significant.

Defined Contribution Plans.   ATK also sponsors a number of defined contribution plans, such as 401(k) plans. Participation in one of these plans is available to substantially all employees.

Income Taxes

Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. ATK establishes reserves for income tax contingencies when, despite the belief that ATK’s tax return positions are fully supportable, there remain certain positions that are likely to be challenged and possibly disallowed by the tax authorities. The tax provision and related accruals include the impact of such reasonably estimable losses and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change.

Acquisitions and Goodwill

ATK uses the purchase method of accounting to account for its acquisitions, and, accordingly, the results of acquired businesses are included in ATK’s consolidated financial statements from the date of acquisition. The purchase price for acquisitions is allocated to the acquired assets and liabilities based on fair value. Estimates are used in determining the fair value and estimated remaining lives of intangible assets until the final purchase price allocation is completed. Actual fair values and remaining lives of intangible assets may vary from those estimates. The excess purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, ATK tests goodwill for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment. Goodwill impairment testing under SFAS 142 is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. ATK estimates the fair values of the related operations using discounted cash flows. If the fair value is determined to be less than the carrying value, a second step would be performed to determine the amount of impairment. SFAS 142 requires that goodwill be tested as of the same date every year; ATK’s annual testing date is the first day of its fourth fiscal quarter. ATK has not had to record any goodwill impairment charges under SFAS 142.

Other Matters

Space Shuttle Contract

ATK is the sole manufacturer of the Reusable Solid Rocket Motors (RSRM) for NASA’s Space Shuttle. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. The RSRM program represented 14% of ATK’s total fiscal 2005 sales.

As a result of the investigation of the February 1, 2003 Columbia failure and temporary suspension of Space Shuttle flights, NASA directed ATK on June 3, 2003 to slow down the production rate of RSRM motor segments, but to maintain necessary and critical staffing skills. Therefore, the production slowdown has not and is not expected to significantly impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing are the items being most affected by the slowdown, but the reduction to raw materials purchase quantities is expected to be partially offset by materials pricing increases and increases in program safety and supplier viability initiatives. ATK has also been selected by NASA to provide Space Shuttle Booster Separation Motors and to develop and provide a repair system for the Orbiter Wing Leading Edge. As such, ATK expects the slowdown to continue to have minimal impact on sales in the foreseeable future. Currently, it is anticipated that the Space Shuttle will return to flight in July 2005.

Minuteman III Contract

ATK participates in a contract sharing agreement with United Technologies Corporation’s Pratt & Whitney to perform the Minuteman III Propulsion Replacement program. On August 7, 2003, Pratt &Whitney’s Space and Missile Propulsion manufacturing facility experienced a propellant ignition incident. As a result, Minuteman III product deliveries have not been made in accordance with the contract schedule. In order to facilitate program recovery and meet the objectives of each party, ATK and Pratt & Whitney reached an agreement to transfer all work previously performed by Pratt & Whitney to ATK. This transfer of work has been completed and the program has returned to full rate production at ATK facilities. The Minuteman III program represented 7% of ATK’s fiscal 2005 sales.

Restructuring Charges

In fiscal 2004 and 2005, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin City Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005. ATK expects Army approval for the final exit from TCAAP in fiscal 2006. In connection with these restructuring and related activities, ATK recorded costs of approximately $8 million in fiscal 2004, primarily for employee termination benefits, facility clean-up, and accelerated depreciation. The liability related to these costs as of March 31, 2004 was approximately $6 million. During fiscal 2005 approximately $9.0 million was disbursed and an additional $6.7 million in costs were recorded (including $2.7 million for special termination benefits for pension and other post-retirement benefits (PRB)). Costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2005 was approximately $0.8 million (not including the impact on the pension and other PRB plans). ATK expects minimal additional expenses will be recorded related to these restructuring and related activities.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV. In connection with this move, ATK recorded costs of approximately $5.2 million during the fourth quarter of fiscal 2005 related primarily to employee termination benefits and accelerated depreciation. These costs were recorded within cost of sales in the fourth quarter within the Precision Systems segment. The liability related to these costs as of March 31, 2005 was approximately $2.3 million. ATK also expects to incur additional costs of approximately $5 million primarily during the first half of fiscal 2006 related to additional employee termination benefits, relocation, and facility clean-up costs.

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

During fiscal 2004, ATK made the following two acquisitions:

•       On March 15, 2004, ATK acquired Mission Research Corporation for $215.0 million in cash and now operates the Company as a separate segment under the name ATK Mission Research. ATK Mission Research is a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. ATK believes that the acquisition of ATK Mission Research was a strategic transaction that gives ATK an advanced aerospace and defense technology pipeline spanning concept development to full-scale production. ATK Mission Research has a reputation as a national asset in such areas as directed energy; electro-optical and infrared sensors; aircraft sensor integration; high-performance antennas and radomes; advanced signal processing; and specialized composites. Each of these areas is attractive in its own right, but of significantly greater potential value when coupled with ATK’s precision weapons and energetics capabilities. ATK Mission Research has approximately 560 employees at 16 facilities in 10 states. ATK Mission Research is reported in “other” or “corporate and other”.

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

During fiscal 2003, ATK acquired the following three entities for an aggregate cost of $145.0 million, which was paid in cash:

•       the assets of the ordnance business of The Boeing Company (now known as ATK Gun Systems, which is included in the Ammunition segment), on May 31, 2002,

•       the assets of Science and Applied Technology, Inc. (now known as ATK Missile Systems, which is included in the Precision Systems segment), on October 25, 2002, and

•       the stock of Composite Optics, Inc. (COI, which is included in the Advanced Propulsion and Space Systems segment), on January 8, 2003.

ATK used the purchase method of accounting to account for all of these acquisitions, and, accordingly, the results of each of the acquired businesses are included in ATK’s consolidated financial statements since the date of each acquisition.

Results of Operations

The following information should be read in conjunction with ATK’s consolidated financial statements. The key performance indicators that ATK’s management uses in managing the business are each operating segment’s orders, sales, income before interest and income taxes, and cash flows.

Fiscal 2005

Sales

The following is a summary of each operating segment’s external sales (in millions):

	Years Ended March 31
	2005	2004	$ Change	% Change
ATK Thiokol	$845.2	$799.3	$45.9	5.7%
Ammunition	888.7	805.7	83.0	10.3%
Precision Systems	517.6	483.4	34.2	7.1%
Advanced Propulsion and Space Systems	392.8	271.3	121.5	44.8%
Other	156.8	6.5	150.3	2,312.3%
Total sales	$2,801.1	$2,366.2	$434.9	18.4%

The increase in sales was driven by organic growth in many of the existing businesses, along with sales from businesses acquired during the past two years, as described above.

ATK Thiokol.   The increase in sales was due to:

•  an increase of $55 million on the Minuteman III Propulsion Replacement program, mainly due to the transfer of all work previously performed by Pratt & Whitney to ATK, as discussed above,

•  an increase of $21 million in flares and decoys due to increased contract requirements, and

•  an increase of $8 million on the RSRM program due to the addition of return-to-flight contracts.

Partially offsetting the increases were:

•  a $12 million reduction on the Titan IV SRMU program consistent with the anticipated contract schedule,

•       a reduction of $12 million in commercial nozzle and motor programs due to decreased commercial launch activity, and

•       a $3 million reduction in the Trident II strategic missile program consistent with the anticipated contract schedule.

Ammunition.   The increase in sales was driven by:

•       a $63 million increase of military small-caliber ammunition produced by the Lake City Army Ammunition Plant,

•       an increase of $28 million of sales of civil ammunition and related products due to higher retail, law enforcement, government, and international sales, and

•       an increase of $13 million in sales of TNT due to a full year of activity.

Partially offsetting these increases was a reduction of $26 million in medium-caliber ammunition, primarily due to the relocation of the metal parts manufacturing, as discussed under “Restructuring Charges” above.

Precision Systems.   The increase in sales was due to:

•       an increase of $14 million in defense electronics, primarily the family of AN/AAR-47 missile warning systems due to increased demand,

•       a $13 million increase in precision munitions, primarily the BTERM guided projectile,

•       an increase of $12 million in barrier systems due to new contracts,

•       a $10 million increase in fuzes and proximity sensors, principally the DSU-33 and Multi-Option Fuze for Artillery (MOFA) programs, and

•       an increase of $7 million in missile systems principally due to increased development activities on the Advanced Anti-Radiation Guided Missile (AARGM).

Partially offsetting these were a $12 million decline in tank ammunition due to delays and timing and a $9 million decrease in tactical rocket motors due to reduced volume.

Advanced Propulsion and Space Systems.   The increase in sales was due to:

•       the acquisition of the PSI Group during the second quarter of fiscal 2005 which added $51 million,

•       a $29 million increase in missile defense, principally SM-3 in connection with increased production in support of initial deployment rounds,

•       the acquisition of ATK GASL late in the third quarter of fiscal 2004 which added $17 million,

•       an increase of $12 million in military aircraft structures, and

•       an increase of $11 million in satellites and reflectors.

Partially offsetting these increases was a reduction of $9 million in space launch vehicle structures due to reduced volume on the Delta program.

Gross Profit

	Years Ended March 31
	2005	As a % of Sales	2004	As a % of Sales	Change
	(amounts in millions)
Gross profit	$531.2	19.0%	$490.5	20.7%	$40.7

Contributing to the increase in the dollar amount of gross profit for the year was higher sales offset by:

•       the increase of approximately $13.1 million in pension expense (overall increase was $19.5 million, of which $6.4 million is included in operating expenses and discussed below),

•       the absence of the $8.3 million curtailment gain that was recorded as a reduction of cost of sales in fiscal 2004 in connection with a change in some of ATK’s postretirement benefit plans,

•       the lack of approximately $7.5 million recognized in fiscal 2004 in connection with the successful resolution with the government of contract billing rate issues related to pension, and

•       higher costs of restructuring and related activities of approximately $4 million, as discussed above.

Operating Expenses

	Years Ended March 31
	2005	As a % of Sales	2004	As a % of Sales	Change
	(amounts in millions)
Research and development	$37.9	1.4%	$28.9	1.2%	$9.0
Selling	71.1	2.5%	67.2	2.8%	3.9
General and administrative	137.2	4.9%	117.4	5.0%	19.8
Total	$246.2	8.8%	$213.5	9.0%	$32.7

The increase in the dollar amount of operating expenses was primarily due to higher sales, the inclusion of businesses acquired in the past year, a $6.4 million settlement charge to recognize the impact of lump sum pension benefits that were paid, and $6 million for a litigation settlement as discussed above in the “Legal Proceedings” section of Item 3 along with the incremental legal costs.

Income before Interest, Income Taxes, and Minority Interest

	Years Ended March 31
	2005	As a % of Sales	2004	As a % of Sales	Change
	(amounts in millions)
ATK Thiokol	$121.8	14.4%	$136.0	17.0%	$(14.2)
Ammunition	84.5	9.5%	77.8	9.7%	6.7
Precision Systems	45.2	8.7%	47.4	9.8%	(2.2)
Advanced Propulsion and Space Systems	31.8	8.1%	23.2	8.6%	8.6
Corporate and Other	1.7	1.1%	(7.3)		9.0
Total	$285.0	10.2%	$277.1	11.7%	$7.9

The increase in income before interest, income taxes, and minority interest was due to higher sales along with income generated by 2004 and 2005 acquisitions, and program-related changes within each operating segment as discussed below.

These increases were partially offset by:

•       the increase of approximately $19.5 million in pension expense which includes a $6.4 million settlement charge to recognize the lump sum pension benefits that were paid,

•       the absence of the $8.3 million curtailment gain that was recorded as a reduction of cost of sales in the prior-year period in connection with a change in some of ATK’s postretirement benefit plans,

•       a $6 million litigation settlement during fiscal 2005 along with the incremental legal costs, and

•       program-related changes within each of the operating segments as discussed below.

ATK Thiokol.   The decrease was primarily due to the lack of approximately $7.5 million recognized in the prior year in connection with the successful resolution with the government of contract billing rate issues related to pension, a $3 million net reduction in space launch vehicles due to lower sales and the lack of a flight incentive recognized in the prior year, ATK Thiokol’s portion of the increase in pension expense and the absence of its portion of the curtailment gain ($1.4 million), as discussed above. These decreases were partially offset by higher profit on ground-based missile defense along with higher sales on Minuteman and flares and decoys.

Ammunition.   The increase was primarily due to higher sales and improved profitability on military small-caliber ammunition along with higher sales of propellant. These increases were partially offset by Ammunition’s portion of the increase in pension expense and the absence of its portion of the curtailment gain ($2.4 million), as discussed above, as well as a decrease on civil ammunition due to a change in product mix and an increase in the cost of raw materials.

Precision Systems.   The decrease was due to the costs of restructuring and related activities of approximately $5.2 million, the absence of Precision Systems’ portion of the curtailment gain ($3.4 million), and increase in pension expense, each discussed above, along with a decrease in tank ammunition due to technical issues on the M829A3 program. These decreases were partially offset by increased sales volume and profit improvements on fuzing and defense electronics.

Advanced Propulsion and Space Systems.   The increase was driven by income generated by the PSI Group and ATK GASL as well as an increase in missile defense programs. Partially offsetting these items were Advanced Propulsion and Space Systems’ portion of the increase in pension expense and the absence of its portion of the curtailment gain ($1.1 million), as discussed above.

Corporate and Other.   The net of Corporate and Other primarily reflects income generated by ATK Mission Research offset by expenses incurred for administrative functions that are performed centrally at the corporate headquarters. The $6 million litigation settlement plus incremental legal costs discussed above is also included in Corporate and Other for fiscal 2005.

Net Interest Expense

Net interest expense for fiscal 2005 was $64.5 million, an increase of $5.2 million compared to $59.3 million in fiscal 2004. This increase was due to a higher average outstanding debt balance primarily driven by the acquisition of the PSI Group during fiscal 2005 and the acquisition of MRC at the end of fiscal 2004, partially offset by a lower average borrowing rate.

Income Tax Provision

	Years Ended March 31
	2005	Effective Rate	2004	Effective Rate	Change
	(amounts in millions)
Income tax provision	$66.5	30.2%	$55.0	25.3%	$11.5

ATK’s provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2005 of 30.2% differs from the federal statutory rate of 35% due to state income taxes and an increase in the valuation allowance, which both increased the rate, and the following items which decreased the rate: extraterritorial income (ETI) exclusion tax benefits, research and development (R&D) tax credits, the tax benefit from the favorable resolution of federal and state audit issues, and amounts recorded to adjust provision numbers to the returns as filed. During fiscal 2005, ATK recognized $8.2 million of previously established tax reserves because of favorable audit results from several states, a settlement reached with the IRS and a change in estimate of reserves needed. In addition, the valuation allowance was increased by $0.7 million because expectations of the amount of state carryforward benefits that will be utilized before expiration was decreased primarily as a result of the decision to move the fuze production operations.

The tax rate for fiscal 2004 differs from the federal statutory rate due to state income taxes, the ETI benefit, the R&D credit, provision adjustments, the tax benefit from favorable resolution of audit issues, and a decrease in the valuation allowance. In fiscal 2004, $15.5 million of previously recorded tax reserves were recognized because a settlement was reached with the IRS for fiscal 1999 through 2001, favorable guidance was issued by the IRS on the taxability of foreign sales and there was a change in estimate of reserves needed. In addition, the valuation allowance was reduced by $2.4 million because expectations of the amount of state carryforward benefits that will be utilized before expiration was increased as a result of changes made to ATK’s structure.

Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. These timing differences result in deferred tax assets and liabilities, which are recorded on the balance sheet.

At March 31, 2005, ATK had gross deferred tax assets of $391 million, including $10 million of federal and state credit carryforwards and $4 million of state loss carryforwards, which are subject to various limitations and will expire if unused within their respective carryforward periods. ATK has assessed the likelihood that the deferred tax assets will be realized in future years based on projected taxable income and, to the extent that recovery is not likely, a valuation allowance has been established. The valuation allowance of $3.2 million at March 31, 2005 relates principally to certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. Of the valuation allowance, $0.4 million will be allocated to reduce goodwill if the related deferred tax asset is ultimately realized.

IRS examinations have been completed through fiscal 2001 and all tax matters with the IRS have been settled for those years. The exam for fiscal 2002 and 2003 is in process.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from fiscal 2006 through 2011. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing ETI exclusion tax benefit for foreign sales, which the World Trade Organization (WTO) ruled was an illegal export subsidy. ATK expects to be able to continue to claim ETI benefits for the years going forward based on the provisions of the law as written. However, the European Union (EU) believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these provisions are in compliance with their prior ruling. It is not possible to predict what impact this issue will have on future earnings pending the final resolution of this matter.

On December 21, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP No. FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed, beginning with fiscal 2006. Since tax guidance on the deduction for qualifying domestic production activities is still pending, ATK has been unable to quantify its impact.

The federal R&D tax credit will expire on December 31, 2005. If Congress does not pass legislation to extend this credit, ATK’s effective tax rate will increase in future years.

Minority Interest

The minority interest represents the minority owner’s portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with COI and is consolidated into ATK’s financial statements.

Net Income

Net income for fiscal 2005 was $153.5 million, a decrease of $8.8 million compared to $162.3 million in fiscal 2004. The decrease was due to an increase in operating expenses of $32.7 million, along with increases in net interest expense of $5.2 million and income tax provision of $11.5 million, partially offset by a $40.7 million increase in gross profit.

Fiscal 2004

Sales

The following is a summary of each operating segment’s external sales (in millions):

	Years Ended March 31
	2004	2003	$ Change	% Change
ATK Thiokol	$799.3	$830.3	$(31.0)	(3.7)%
Ammunition	805.7	722.1	83.6	11.6%
Precision Systems	483.4	439.6	43.8	10.0%
Advanced Propulsion and Space Systems	271.3	180.1	91.2	50.6%
Other	6.5	—	6.5
Total sales	$2,366.2	$2,172.1	$194.1	8.9%

The increase in sales was driven by organic growth in many of the existing businesses, along with sales from businesses acquired during fiscal 2004 and fiscal 2003, as described above.

ATK Thiokol.   The decrease in ATK Thiokol’s sales was due to:

•       a $27 million reduction on the GEM solid rocket booster programs, consistent with the anticipated production schedule for these motors,

•       a decrease of $11 million on the Reusable Solid Rocket Motor (RSRM) program due to the timing of material purchases, and

•       a decrease of $9 million in royalty payments received.

Partially offsetting the decreases were:

•       an additional $19 million on the Minuteman III Propulsion Replacement program and

•       an additional $10 million of illuminating devices.

Ammunition.   The increase in Ammunition’s sales was driven by:

•       an $83 million increase of military small-caliber ammunition produced by the Lake City Army Ammunition Plant,

•       increased international sales during fiscal 2004 added $15 million,

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

•       a $13 million increase in fuzes & proximity sensors, primarily Multi-Option Fuze for Artillery (MOFA) program and DSU-33, partially offset by Hard Target Smart Fuze (HTSF), and

•       an increase of $10 million on the family of AN/AAR-47 Missile Warning System programs, primarily driven by the transition to full-rate production (FRP).

Partially offsetting these were:

•       a decrease of $8 million on air weapons, primarily due to program completions,

•       a decrease of $6 million on soldier weapon systems (XM8/25/29) due to reduction in scope, and

•       a decrease of $5 million on barrier systems due to the completion of several international contracts in the prior year.

Advanced Propulsion and Space Systems.   The increase in Advanced Propulsion and Space Systems’ sales was due to:

•       the acquisition of COI in the fourth quarter of fiscal 2003, which contributed $37 million more in sales to fiscal 2004 than fiscal 2003,

•       new aircraft composite structures business, including the Joint Strike Fighter and Global Hawk programs, which added a total of $36 million,

•       an $11 million increase on Missile Defense (SM-3) due to increased production in support of initial deployment rounds, and

•       the acquisition of ATK GASL in fiscal 2004, which added $10 million in sales.

Partially offsetting these was a $7 million reduction on composite structures for the GEM solid rocket booster programs, consistent with the anticipated production schedule for these motors.

Gross Profit

	Years Ended March 31
	2004	As a % of Sales	2003	As a % of Sales	Change
	(amounts in millions)
Gross profit	$490.5	20.7%	$479.4	22.1%	$11.1

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

These increases more than offset the increase of $28 million in pension expense, as expected; the costs for restructuring and related activities of approximately $8 million, which were primarily the result of the plans to exit the Twin Cities Army Ammunition Plant (TCAAP), as discussed above; and the net decrease of $4.5 million in the amounts related to the successful resolution with the government of contract billing rate issues related to pension. These items, along with a change in the sales mix to include a higher proportion of lower-margin programs, such as small-caliber ammunition, also drove the decrease in the amount as a percent of sales.

Operating Expenses

	Years Ended March 31
	2004	As a % of Sales	2003	As a % of Sales	Change
	(amounts in millions)
Research and development	$28.9	1.2%	$26.9	1.2%	$2.0
Selling	67.2	2.8%	64.2	3.0%	3.0
General and administrative	117.4	5.0%	112.8	5.2%	4.6
Total	$213.5	9.0%	$203.9	9.4%	$9.6

The increase in the dollar amount of operating expenses was primarily associated with the increase in sales.

Income before Interest, Income Taxes, and Minority Interest

	Years Ended March 31
	2004	As a % of Sales	2003	As a % of Sales	Change
	(amounts in millions)
ATK Thiokol	$136.0	17.0%	$138.1	16.6%	$(2.1)
Ammunition	77.8	9.7%	77.9	10.9%	(0.1)
Precision Systems	47.4	9.8%	48.6	11.0%	(1.2)
Advanced Propulsion and Space Systems	23.2	8.6%	21.7	12.1%	1.5
Corporate and Other	(7.3)		(10.8)		3.5
Total	$277.1	11.7%	$275.5	12.7%	$1.6

The increase in ATK’s income before interest, income taxes, and minority interest expense is primarily associated with the increase in sales. As discussed in the Gross Profit section above, included in fiscal 2004 were curtailment gains totaling $8.3 million; these curtailment gains were $3.5 million greater than the curtailment gain of $4.8 million that was recorded by the Ammunition segment in fiscal 2003. These increases more than offset the increase of $28 million in pension expense, as anticipated; the costs for restructuring and related activities of approximately $8 million, which were primarily the result of the plans to exit TCAAP, as discussed above; and the net decrease of $4.5 million in the amounts related to the successful resolution of contract billing rate issues with the government, as discussed above. These items, along with a change in the sales mix to include a higher proportion of lower-margin programs, such as small-caliber ammunition, also drove the decrease in the amount as a percent of sales.

ATK Thiokol.   The decrease in the ATK Thiokol segment is primarily due to:

•       a $9 million reduction in royalty payments received, consistent with the royalty agreement,

•       a decrease in connection with lower sales on the GEM solid rocket booster program, and

•       the net decrease of $4.5 million in the amounts related to the successful resolution with the government of contract billing rate issues related to pension.

These items were partially offset by:

•       higher volume of illuminating flares,

•       the recognition of the reimbursement of litigation settlement costs, and

•       ATK Thiokol’s portion ($1.4 million) of the fiscal 2004 curtailment gains.

Ammunition.   The decrease in the Ammunition segment was driven by:

•       the increase in pension expense,

•       a decrease on medium-caliber ammunition program profitability,

•       a decrease on Mk-90 propellant in connection with lower volume,

•       approximately $6 million of the $8 million of costs for restructuring and related activities, which were primarily the result of the plans to exit TCAAP, as discussed above, and

•       a decrease of $2.4 million in curtailment gains recorded (from $4.8 million in fiscal 2003 to $2.4 million in fiscal 2004, which was Ammunition’s portion of the $8.3 million gains recorded in fiscal 2004).

Offsetting these were higher military small-caliber ammunition volume and improvements in civil ammunition and related products.

Precision Systems.   The decrease in the Precision Systems segment is primarily due to:

•       increase in pension expense,

•       decreases in barrier systems (due to the completion of international contracts in fiscal 2003), and

•       large caliber ammunition.

These items were partially offset by:

•       the inclusion of ATK Missile Systems for the entire fiscal year 2004,

•       improvements in fuzing programs (primarily the MOFA program), medium-caliber gun systems, and tactical propulsion programs, and

•       Precision Systems’ portion ($3.4 million) of the fiscal year 2004 curtailment gains.

Advanced Propulsion and Space Systems.   The increase in Advanced Propulsion and Space Systems is due to improved profitability on composite structures for the Boeing Delta family of rockets and Advanced Propulsion and Space Systems’ portion ($1.1 million) of the fiscal 2004 curtailment gains, partially offset by the increase in pension expense and decreased profitability on certain aircraft composite structures programs.

Corporate and Other.   The net expense at the corporate level primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters.

Net Interest Expense

Net interest expense for fiscal 2004 was $59.3 million, an improvement of $18.8 million compared to $78.1 million in fiscal 2003. This improvement was due to a decrease in the amount of debt issuance costs expensed, which decreased from $15.9 million in fiscal 2003 to $3.5 million in fiscal 2004, along with a lower average outstanding debt balance and a lower average borrowing rate. Due to ATK’s adoption of Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 1, 2003, debt issuance costs that are written off when debt is extinguished, which were previously classified as extraordinary loss on early extinguishment of debt, are now included in interest expense. This resulted in an increase in interest expense in fiscal 2003 of $13.8 million from the amount previously reported.

Income Tax Provision

	Years Ended March 31
	2004	Effective Rate	2003	Effective Rate	Change
	(amounts in millions)
Income tax provision	$55.0	25.3%	$77.0	39.0%	$(22.0)

ATK’s income tax provision includes both federal and state income taxes. The tax rate for fiscal 2004 differs from the federal statutory rate due to state income taxes, the ETI benefit, the R&D credit, provision adjustments, the tax benefit from favorable resolution of audit issues, and a decrease in the valuation allowance. In fiscal 2004, $15.5 million of previously recorded tax reserves were recognized because a settlement was reached with the IRS for fiscal 1999 through 2001, favorable guidance was issued by the IRS on the taxability of foreign sales and there was a change in estimate of reserves needed. In addition, the valuation allowance was reduced by $2.4 million because expectations of the amount of state carryforward benefits that will be utilized before expiration was increased as a result of changes made to ATK’s structure.

The tax rate for fiscal 2003 reflects a benefit for R&D credit partially offset by tax charges for other permanent non-deductible costs.

Minority Interest

The minority interest in fiscal 2004 represents the minority owner’s portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with COI and is consolidated into ATK’s financial statements.

Net Income

Net income for fiscal 2004 was $162.3 million, an increase of $38.0 million compared to $124.3 million in fiscal 2003. The increase was due to an increase in gross profit of $11.1 million, a decrease in net interest expense of $18.8 million, and a decrease in the income tax provision of $22.0 million, partially offset by an increase in operating expenses of $9.6 million, the absence of the gain for the cumulative effect of change in accounting principle of $3.8 million, and the minority interest of $0.5 million.

Cash Flows

Fiscal 2005

	Years Ended March 31
	2005	2004	Change
	(amounts in millions)
Cash flows provided by operating activities	$196	$181	$15
Cash flows used for investing activities	(226)	(315)	89
Cash flows provided by financing activities	18	158	(140)
Net cash flows	$(12)	$24	$(36)

Operating Activities.   The increase in cash provided by operating activities was primarily due to a $34 million improvement for pension and other post-retirement benefits (PRB) due to a reduction of $15 million in contributions to the qualified pension and other PRB plans and a $20 million increase in pension and other PRB expense along with an increase in accrued compensation of $27 million due to increased headcount. These increases were partially offset by a $42 million increase in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) primarily due to timing of significant accounts receivable collections and an increase of $13 million in contributions to ATK’s supplemental employee retirement plan (SERP) primarily due to a lump-sum retirement benefit payment made in fiscal 2005 (included in “other assets and liabilities” in the statement of cash flows).

Investing Activities.   Cash used to acquire new businesses during fiscal 2005 included $164 million to acquire the PSI Group. Cash used to acquire new businesses during fiscal 2004 included $215 million to acquire Mission Research Corporation and $43 million to acquire ATK GASL. Capital expenditures were $63 million in fiscal 2005, which was $4 million, or 7%, greater than last year.

Financing Activities.   As discussed in the Liquidity and Capital Resources section below, ATK issued $200 million of convertible senior subordinated notes during fiscal 2005 while making payments on its bank debt of $133 million. In connection with its financing activities, ATK incurred $6 million of debt issue costs during fiscal 2005. ATK received proceeds from employee stock compensation plans of $28 million primarily due to stock option exercises. During the current year, ATK also repurchased 1,128,100 shares of its common stock for $75 million.

Fiscal 2004

	Years Ended March 31
	2004	2003	Change
	(amounts in millions)
Cash flows provided by operating activities	$181	$189	$(8)
Cash flows used for investing activities	(315)	(157)	(158)
Cash flows provided by (used for) financing activities	158	(32)	190
Net cash flows	$24	$—	$24

Operating Activities.   The decrease in cash provided by operating activities was caused by $37 million in additional payments to ATK’s pension plans, and the absence of $17 million from the re-couponing of two swap contracts done in fiscal 2003. Partially offsetting these items were an increase in income from continuing operations before income taxes of $20 million, along with a $31 million decrease in cash used for working capital.

Investing Activities.   Cash used to acquire new businesses during fiscal 2004 included $215 million to acquire Mission Research Corporation and $43 million to acquire ATK GASL. Cash used to acquire new businesses during fiscal 2003 totaled $127 million (ATK Gun Systems, ATK Missile Systems, COI, and true-ups related to the civil ammunition business). Fiscal 2003 included proceeds of $20 million from the sale of a subsidiary that ATK had purchased as part of the civil ammunition business. Capital expenditures were $59 million in fiscal 2004, which was $5 million, or 8%, greater than fiscal 2003.

Financing Activities.   As discussed in the Liquidity and Capital Resources section below, ATK restructured its debt, resulting in the extinguishment of $398 million of debt and the issuance of $680 million of new debt. In connection with the refinancing, ATK incurred $11 million of debt issue costs. During fiscal 2004, ATK also repurchased 1,320,200 shares of its common stock for $75 million.

ATK does not expect its level of capital expenditures to change significantly in the foreseeable future.

ATK typically generates cash flows from operating activities in excess of its commitments. If this occurs, ATK has several strategic opportunities for capital deployment, which may include debt repayments, stock repurchases, funding acquisitions, and other alternatives.

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

Debt

As of March 31, 2005 and 2004, long-term debt, including the current portion, consisted of the following (in thousands):

	March 31
	2005	2004
Senior Credit Facility dated March 31, 2004:
Term B Loan due 2011	$266,553	$400,000
Revolving Credit Facility due 2009
8.50% Senior Subordinated Notes due 2011	387,492	404,294
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000
Total long-term debt	1,134,045	1,084,294
Less current portion	2,692	4,000
Long-term debt	$1,131,353	$1,080,294

On May 5, 2005, ATK entered into an amendment to its $700 million Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility). Prior to the amendment, the Senior Credit Facility was comprised of a Term B Loan of approximately $266.6 million maturing in 2011 and a $300 million Revolving Credit Facility maturing in 2009. The Term B Loan had an original balance of $400 million of which ATK paid $130 million in optional prepayments along with $3.4 million of scheduled payments during fiscal 2005. The amendment to the Senior Credit Facility was entered into in order to refinance the Term B Loan with the issuance of a new term loan in the amount of $270 million (the Term A Loan) maturing in 2009. The Term A Loan requires quarterly principal payments of approximately $6.8 million through December 2008 and $168.8 million in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $3.9 million are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term B Loan was 4.38% at March 31, 2005. As of March 31, 2005, the interest rate on the Term B Loan was 6.50% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.50% at March 31, 2005. As of March 31, 2005, ATK had no borrowings against its $300 million revolving credit facility and had outstanding letters of credit of $67.7 million, which reduced amounts available on the revolving facility to $232.3 million. ATK’s weighted average interest rate on short-term borrowings was 4.22% during fiscal 2005 and 3.50% during fiscal 2004.

In August 2004, ATK issued $200 million aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on the 3.00% Convertible Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of the 3.00% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 3.00% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 3.00% Convertible Notes in cash at any time on or after August 20, 2014. Holders of the 3.00% Convertible Notes may require ATK to repurchase in cash some or all of the 3.00% Convertible Notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1,000 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 3.00% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 3.00% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 3.00% Convertible Notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $4.7 million are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase the 3.00% Convertible Notes.

In February 2004, ATK issued $280 million aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes) that mature on February 15, 2024. Interest on the 2.75% Convertible Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2004. Beginning with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the 2.75% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 2.75% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 2.75% Convertible Notes in cash at any time on or after August 20, 2009. Holders of the 2.75% Convertible Notes may require ATK to repurchase in cash some or all of the Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes into shares of ATK’s common stock at a conversion rate of 12.5843 shares per $1,000 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 2.75% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 2.75% Convertible

Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $8.6 million are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the 2.75% Convertible Notes.

In May 2001, ATK issued $400 million aggregate principal amount of 8.50% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. In May 2002, ATK entered into two nine-year interest-rate swaps, with a $100 million notional value each, and in March 2004 entered into a seven-year swap, with a $200 million notional value, discussed below, against the Senior Subordinated Notes. The carrying value of the Senior Subordinated Notes was decreased to $387.5 million at March 31, 2005 and increased to $404.3 million as of March 31, 2004 as a result of these swaps. The outstanding Senior Subordinated Notes are general unsecured obligations. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of March 31, 2005, the interest rate on the Senior Subordinated Notes was 6.84% after taking into account the related interest rate swap agreements, which are discussed below.

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

The scheduled minimum loan payments on outstanding long-term debt are as follows (in thousands):

Fiscal 2006	$2,692
Fiscal 2007	2,692
Fiscal 2008	2,692
Fiscal 2009	2,692
Fiscal 2010	2,692
Thereafter	1,120,585
Total	$1,134,045

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 62% as of March 31, 2005 and 66% as of March 31, 2004.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2005, ATK was in compliance with the covenants.

Moody’s Investors Service has assigned ATK an issuer rating of B1 with a stable outlook. Standard & Poor’s Ratings Services has assigned ATK a BB- corporate credit rating with a positive outlook.

ATK has limited amortization requirements under the Senior Credit Facility over the next few years. ATK’s other debt service requirements consist principally of interest expense on its long-term debt. Additional cash may be required to repurchase or convert the 2.75% Convertible Notes or the 3.00% Convertible Notes under certain circumstances, as discussed above. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of March 31, 2005, ATK had the following interest rate swaps (in thousands):

			Interest Rate
Cashflow hedges:	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Amortizing swap	$40,000	$(511)	5.25%	3.09%	December 2005
Amortizing swap	40,000	(517)	5.27%	3.09%	December 2005
Non-amortizing swap	100,000	(6,440)	6.06%	3.10%	November 2008
Derivative obligation		(7,468)
Fair value hedges:			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	(985)	8.50%	6.88%	May 2011
Non-amortizing swap	100,000	(1,993)	8.50%	7.09%	May 2011
Non-amortizing swap	200,000	(7,781)	8.50%	7.46%	May 2011
Derivative obligation		(10,759)
		$(18,227)

In March 2004, ATK entered into a seven-year swap, with a $200 million notional value, against ATK’s Senior Subordinated Notes. This swap agreement involves the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate of 4.18% over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

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

Share Repurchases

In January 2004, ATK’s Board of Directors authorized ATK to repurchase up to 2,000,000 shares of its common stock. In February 2004, ATK repurchased 1,320,200 shares for approximately $75 million. ATK repurchased an additional 414,200 shares, at a cost of approximately $25 million, of its common stock in April and May of fiscal 2005. On August 3, 2004, ATK’s Board of Directors canceled authorization for the 265,600 shares remaining under the January 2004 authorization and authorized the repurchase of up to 2,000,000 additional shares through March 2006. In February and March of 2005, ATK repurchased 713,900 shares for approximately $50 million. ATK also repurchased 350,800 shares for approximately $25 million in April 2005. Any additional authorized repurchases would be subject to market conditions and

ATK’s compliance with its debt covenants. As of March 31, 2005, ATK’s debt covenants permit ATK to make “restricted payments” (as defined in ATK’s debt covenants) up to $75 million, which among other items, would allow payments for future stock repurchases. On May 5, 2005, ATK entered into an amendment to its Senior Credit Facility as discussed above. The amended agreement allows for unlimited “restricted payments” as long as ATK maintains certain debt limits, with an annual limit of $50 million when those debt limits are not met.

Contractual Obligations and Commercial Commitments

The following table summarizes ATK’s contractual obligations and commercial commitments as of March 31, 2005 (in thousands):

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt	$1,134,045	$2,692	$5,384	$5,384	$1,120,585
Operating leases	200,265	47,634	75,458	48,601	28,572
Pension plan contributions	202,700	13,700	112,000	77,000
Total contractual obligations	$1,537,010	$64,026	$192,842	$130,985	$1,149,157
Other commercial commitments:
Letters of credit	$67,731	$58,934	$8,797

Pension plan contributions is an estimate of ATK’s minimum funding requirements through fiscal 2010 to provide pension benefits for employees based on service provided through fiscal 2005 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations.

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

On March 12, 2002, a civil action was filed against ATK in the U.S. District Court for the Southern District of California, National Metal Technologies, Inc. and National Manufacturing Technologies, Inc. v. Alliant Techsystems Inc., et al., asserting various claims arising in connection with an agreement under which National Metal Technologies, Inc. (NMT) agreed to supply ATK with ammunition links for small- and medium-caliber ammunition. Specifically, the plaintiffs alleged that they were entitled to damages in excess of $30 million for alleged breach of contract, violation of the antitrust laws, and tortious interference with prospective economic advantage as a result of ATK’s termination of the supply agreement in 2001. ATK denied these allegations and alleged that the agreement was terminated as a result of NMT’s default. On March 24, 2005, ATK and NMT agreed to settle the litigation for $6 million.

Environmental Remediation

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.0% and 3.5% as of March 31, 2005 and 2004, respectively. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	March 31, 2005		March 31, 2004
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(70,791)	$40,213	$(58,625)	$25,876
Unamortized discount	11,918	(5,907)	10,975	(3,745)
Present value amounts (payable) receivable	$(58,873)	$34,306	$(47,650)	$22,131

Amounts payable or receivable in periods beyond fiscal 2006 have been classified as non-current on the March 31, 2005 balance sheet. As of March 31, 2005, the estimated discounted range of reasonably possible costs of environmental remediation was $59 million to $98 million.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•       As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’ representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on federal lands on or before March 31, 2005.

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

At March 31, 2005, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be (in thousands):

Fiscal 2006	$1,598
Fiscal 2007	2,694
Fiscal 2008	642
Fiscal 2009	3,484
Fiscal 2010	3,504
Thereafter	18,656
Total	$30,578

ATK does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect its future operating results, financial condition, or cash flows. There were no material insurance recoveries related to environmental remediations during fiscal 2005, 2004, or 2003.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective April 1, 2002.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
May 23, 2005

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
	2005	2004	2003
	(Amounts in thousands except per share data)
Sales	$2,801,129	$2,366,193	$2,172,135
Cost of sales	2,269,927	1,875,656	1,692,742
Gross profit	531,202	490,537	479,393
Operating expenses:
Research and development	37,929	28,936	26,849
Selling	71,112	67,204	64,200
General and administrative	137,169	117,334	112,801
Total operating expenses	246,210	213,474	203,850
Income before interest, income taxes, and minority interest	284,992	277,063	275,543
Interest expense	(65,382)	(60,327)	(79,495)
Interest income	930	1,060	1,429
Income before income taxes and minority interest	220,540	217,796	197,477
Income tax provision	66,549	55,041	77,020
Income before minority interest	153,991	162,755	120,457
Minority interest, net of income taxes	451	450
Income before cumulative effect of change in accounting principle	153,540	162,305	120,457
Cumulative effect of change in accounting principle, net of income taxes			3,830
Net income	$153,540	$162,305	$124,287
Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$4.09	$4.22	$3.15
Cumulative effect of change in accounting principle			0.10
Net income	$4.09	$4.22	$3.25
Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$4.03	$4.14	$3.06
Cumulative effect of change in accounting principle			0.10
Net income	$4.03	$4.14	$3.16

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31
	2005	2004
	(Amounts in thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,772	$24,306
Net receivables	626,711	528,848
Net inventories	125,190	134,676
Deferred income tax asset	30,754	53,105
Other current assets	37,987	32,165
Total current assets	833,414	773,100
Net property, plant, and equipment	456,310	465,786
Goodwill	1,154,406	1,063,711
Prepaid and intangible pension assets	362,158	331,860
Deferred income tax asset		38,940
Deferred charges and other non-current assets	209,522	127,347
Total assets	$3,015,810	$2,800,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$6,092
Current portion of long-term debt	2,692	$4,000
Accounts payable	147,286	110,356
Contract advances and allowances	31,717	46,221
Accrued compensation	107,509	117,333
Accrued income taxes		10,278
Other accrued liabilities	136,444	107,618
Total current liabilities	431,740	395,806
Long-term debt	1,131,353	1,080,294
Deferred income tax liability	8,279
Postretirement and postemployment benefits liability	209,893	218,755
Minimum pension liability	409,042	401,314
Other long-term liabilities	139,144	140,375
Total liabilities	2,329,451	2,236,544
Commitments and contingencies (Notes 10 and 11)
Common stock—$.01 par value:
Authorized—90,000,000 shares
Issued and outstanding—37,248,241 shares at March 31, 2005 and 37,439,972 shares at March 31, 2004	416	416
Additional paid-in-capital	449,883	468,044
Retained earnings	774,639	621,099
Unearned compensation	(1,674)	(1,015)
Accumulated other comprehensive income	(259,590)	(263,687)
Common stock in treasury, at cost—4,308,857 shares held at March 31, 2005 and 4,117,126 shares held at March 31, 2004	(277,315)	(260,657)
Total stockholders’ equity	686,359	564,200
Total liabilities and stockholders’ equity	$3,015,810	$2,800,744

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
	2005	2004	2003
	(Amounts in thousands)
Operating Activities
Net income	$153,540	$162,305	$124,287
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	71,138	63,923	61,066
Amortization of intangible assets and unearned compensation	13,187	5,995	6,068
Deferred income tax	48,932	46,512	29,596
Loss on disposal of property	3,928	1,229	1,840
Minority interest, net of income taxes	451	450
Cumulative effect of change in accounting principle, net of income taxes			(3,830)
Changes in assets and liabilities:
Net receivables	(80,158)	(44,314)	(39,354)
Net inventories	14,886	20,783	(16,863)
Accounts payable	33,574	21,224	16,590
Contract advances and allowances	(15,961)	(3,794)	2,527
Accrued compensation	(12,930)	14,148	8,776
Accrued income taxes	1,435	(8,747)	28,912
Accrued environmental	(952)	(2,152)	(625)
Pension and postretirement benefits	(40,048)	(74,496)	(49,997)
Other assets and liabilities	5,033	(22,181)	19,818
Cash provided by operating activities	196,055	180,885	188,811
Investing Activities
Capital expenditures	(62,600)	(58,754)	(54,171)
Acquisition of businesses	(164,198)	(258,312)	(127,325)
Proceeds from sale of a subsidiary			20,383
Proceeds from the disposition of property, plant, and equipment	948	1,650	4,374
Cash used for investing activities	(225,850)	(315,416)	(156,739)
Financing Activities
Change in cash overdrafts	6,092	(19,286)	1,896
Payments made on bank debt	(133,447)	(27,601)	(100,035)
Payments made to extinguish debt		(397,586)	(472,220)
Proceeds from issuance of long-term debt	200,000	680,000	525,000
Payments made for debt issue costs	(6,336)	(10,814)	(2,160)
Net purchase of treasury shares	(76,106)	(77,792)	(2,804)
Proceeds from employee stock compensation plans	28,058	11,916	18,251
Cash provided by (used for) financing activities	18,261	158,837	(32,072)
(Decrease) increase in cash and cash equivalents	(11,534)	24,306
Cash and cash equivalents at beginning of year	24,306
Cash and cash equivalents at end of year	$12,772	$24,306	$—

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands	Common Stock $.01 Par		Additional Paid-In	Retained	Unearned	Accumulated Other Comprehensive	Treasury	Total Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Compensation	Income	Stock	Equity
Balance, April 1, 2002	25,229,812	$289	$478,489	$334,507	$(4,864)	$(14,122)	$(237,498)	$556,801
Comprehensive income:
Net income				124,287				124,287
Other comprehensive income (see Note 1):
Adjustments, net						(232,756)		(232,756)
Comprehensive income								(108,469)
Exercise of stock options	464,538		(18,611)				30,520	11,909
Restricted stock grants	26,589		(155)		(1,595)		1,750	—
Stock split	12,701,583	127	(127)					—
Amortization of restricted stock					3,670			3,670
Employee benefit plans and other	64,108		10,562		139		3,312	14,013
Balance, March 31, 2003	38,486,630	416	470,158	458,794	(2,650)	(246,878)	(201,916)	477,924
Comprehensive income:
Net income				162,305				162,305
Other comprehensive income (see Note 1):
Adjustments, net						(16,809)		(16,809)
Comprehensive income								145,496
Exercise of stock options	124,336		(5,362)				8,167	2,805
Restricted stock grants	10,181		(151)		(524)		675	—
Amortization of restricted stock					2,119			2,119
Treasury stock purchased	(1,320,200)						(74,948)	(74,948)
Employee benefit plans and other	139,025		3,399		40		7,365	10,804
Balance, March 31, 2004	37,439,972	416	468,044	621,099	(1,015)	(263,687)	(260,657)	564,200
Comprehensive income:
Net income				153,540				153,540
Other comprehensive income (see Note 1):
Adjustments, net						4,097		4,097
Comprehensive income								157,637
Exercise of stock options	801,130		(28,877)				50,623	21,746
Restricted stock grants	28,444		(34)		(1,754)		1,799	11
Amortization of unearned compensation					1,040			1,040
Treasury stock purchased	(1,128,100)						(75,003)	(75,003)
Employee benefit plans and other	106,795		10,750		55		5,923	16,728
Balance, March 31, 2005	37,248,241	$416	$449,883	$774,639	$(1,674)	$(259,590)	$(277,315)	$686,359

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

Basis of Presentation.   The consolidated financial statements of ATK include all majority-owned affiliates. All significant intercompany transactions and accounts have been eliminated. Effective May 1, 2005, ATK Gun Systems, which was previously reported within the Precision Systems segment, is now reported within the Ammunition segment. All periods presented have been restated to reflect this change.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

ATK’s engineering, financial, and legal specialists estimate, based on current law and existing technologies, the cost of each environmental liability. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where ATK may be jointly and severally liable. ATK’s estimates for environmental obligations are dependent on, and affected by, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, changes in environmental laws and regulations, future technological developments, and the timing of expenditures; accordingly, such estimates could change materially as ATK periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

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

Inventories consist of the following:

	March 31
	2005	2004
Raw materials	$40,384	$42,689
Work in process	29,184	21,605
Finished goods	31,883	46,988
Contracts in progress	23,739	23,394
Total inventories	$125,190	$134,676

Progress payments received from customers relating to the uncompleted portions of contracts are offset first against unbilled receivable balances, then against applicable inventories. Any remaining progress payment balances are classified as contract advances. Inventories are shown net of reductions of $11,657 as of March 31, 2005 and $4,975 as of March 31, 2004 for customer progress payments received on uncompleted portions of contracts.

Stock-Based Compensation.   ATK offers stock-based employee compensation plans, which are described more fully in Note 12. ATK accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

the market value of the underlying common stock on the date of grant. Restricted stock awards are recorded as compensation expense over the vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to stockholders’ equity. The following table illustrates the effect on net income and earnings per share if ATK had applied the fair value recognition provisions of

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock options.

	Years Ended March 31
	2005	2004	2003
Net income, as reported	$153,540	$162,305	$124,287
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(6,240)	(6,127)	(4,963)
Pro forma net income	$147,300	$156,178	$119,324
Earnings per share:
Basic—as reported	$4.09	$4.22	$3.25
Basic—pro forma	3.92	4.06	3.12
Diluted—as reported	4.03	4.14	3.16
Diluted—pro forma	3.86	3.99	3.03

Income Taxes.   Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. ATK establishes reserves for income tax contingencies when, despite the belief that ATK’s tax return positions are fully supportable, there remain certain positions that are likely to be challenged and possibly disallowed by the tax authorities. The tax provision and related accruals include the impact of such reasonably estimable losses and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change.

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

Earnings Per Share Data.   Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options (see Note 12) during each period presented, which, if exercised,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

would have a dilutive effect on earnings per share. In computing EPS for fiscal 2005, 2004, and 2003, earnings, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2005	2004	2003
Basic EPS shares outstanding	37,576	38,447	38,283
Dilutive effect of stock options	569	729	1,061
Diluted EPS shares outstanding	38,145	39,176	39,344
Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	494	888	42

Comprehensive Income.   Comprehensive income is a measure of all changes in shareholders’ equity except those resulting from investments by and distributions to owners. The components of comprehensive income for fiscal 2005, 2004, and 2003 are as follows:

	Years Ended March 31
	2005	2004	2003
Net income	$153,540	$162,305	$124,287
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $(5,562), $(2,642), and $7,141	9,076	3,924	(11,264)
Minimum pension liability, net of income taxes of $3,298, $9,795, and $141,400	(5,382)	(20,845)	(220,403)
Change in fair value of available-for-sale securities, net of income taxes of $(247), $(88), and $1,117	403	112	(1,089)
Total other comprehensive income (loss)	4,097	(16,809)	(232,756)
Total comprehensive income (loss)	$157,637	$145,496	$(108,469)

New Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard (SFAS) No. 123, Share Based Payment (SFAS No. 123R). This Statement supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005 the required effective date of SFAS No. 123R was deferred to the fiscal year beginning after June 15, 2005. As of the effective date, this Statement applies to all new awards granted as well as awards modified, repurchased, or cancelled. Additionally, compensation cost for stock-based awards that has not previously been recognized will be recognized as the remaining service is rendered. ATK plans to apply SFAS No. 123R prospectively as of April 1, 2006. ATK is in the process of determining the potential impact on its consolidated financial statements upon adoption.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges. The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by ATK beginning in fiscal 2007. ATK is in the process of determining the impact adoption of this Statement may have on its results of operations.

On April 1, 2002, ATK adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. As a result, ATK no longer amortizes goodwill or other intangible assets with indefinite lives. Upon adoption ATK also recorded a one-time gain of $3,830, net of $2,449 in taxes, in fiscal 2003 for the write-off of negative goodwill as a cumulative effect of a change in accounting principle.

Reclassifications.   Certain reclassifications have been made to the fiscal 2004 and 2003 financial statements to conform to the fiscal 2005 classification. The reclassifications had no impact on income before income taxes, net income, or stockholders’ equity.

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

During fiscal 2004, ATK made the following two acquisitions:

•       On March 15, 2004, ATK acquired Mission Research Corporation (MRC) for $215,000 in cash and now operates the company as a separate segment under the name ATK Mission Research which is reported in “corporate” or “corporate and other” in the tables within Note 14. ATK Mission Research is a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. ATK believes that the acquisition of ATK Mission Research is a strategic transaction that gives ATK an advanced aerospace and defense technology pipeline spanning concept development to full-scale production. ATK Mission Research has a reputation as a national asset in such areas as directed energy, electro-optical and infrared sensors, aircraft sensor integration, high-performance antennas and radomes, advanced signal processing,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

2. Acquisitions (Continued)

and specialized composites. Each of these areas is attractive in its own right, but of significantly greater potential value when coupled with ATK’s precision weapons and energetics capabilities. As of the date of acquisition, ATK Mission Research had approximately 560 employees at 16 facilities in 10 states. The purchase price allocation for ATK Mission Research was finalized in fiscal 2005. None of the goodwill generated in this acquisition will be deductible for tax purposes.

•       On November 21, 2003, ATK acquired two businesses, Micro Craft and GASL, from Allied Aerospace for $43,312 in cash. Micro Craft and GASL (now known together as ATK GASL) are leaders in the development of hypervelocity and air-breathing systems for next-generation space vehicles, missiles, and projectiles. ATK believes that the transaction adds leading-edge propulsion and airframe technologies for aerospace and defense applications to ATK’s portfolio. Micro Craft is located in Tullahoma, TN, and GASL is located in Ronkonkoma, NY. ATK GASL is included in the Advanced Propulsion and Space Systems segment. The purchase price allocation for ATK GASL was finalized in fiscal 2005. Goodwill related to Micro Craft of approximately $16,000 is not deductible for tax purposes, while the goodwill related to GASL of approximately $18,000 is deductible.

During fiscal 2003, ATK acquired the following three entities for an aggregate cost of $144,996, which was paid in cash:

•       the assets of the ordnance business of The Boeing Company (now known as ATK Gun Systems, which is included in the Ammunition segment), on May 31, 2002,

•       the assets of Science and Applied Technology, Inc. (now known as ATK Missile Systems, which is included in the Precision Systems segment), on October 25, 2002, and

•       the stock of Composite Optics, Inc. (COI, which is included in the Advanced Propulsion and Space Systems segment), on January 8, 2003.

Goodwill recognized in those three transactions totaled $134,543, of which $39,209 was assigned to the Precision Systems segment and $57,472 was assigned to the Ammunition segment. The remaining $37,862 was assigned to the Advanced Propulsion and Space Systems segment. Of the $134,543 of goodwill, $94,210 is deductible for tax purposes. The purchase price allocations for ATK Gun Systems, ATK Missile Systems, and COI were considered complete as of March 31, 2003.

Pro forma information on results of operations for fiscal 2005 and 2004, as if all of the fiscal 2005 and fiscal 2004 acquisitions had occurred on April 1, 2003, are as follows (unaudited):

	Years Ended March 31
	2005	2004
Sales	$2,851,485	$2,587,634
Net Income	155,982	163,756
Basic Earnings Per Share:
Net income	4.15	4.26
Diluted Earnings Per Share:
Net income	4.09	4.18

The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions actually occurred on the assumed acquisition date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

3. Receivables

Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	March 31
	2005	2004
Contract receivables:
Billed receivables	$293,539	$230,062
Unbilled receivables	328,498	295,377
Other receivables	4,674	3,409
Total current receivables	$626,711	$528,848

Receivable balances are shown net of customer progress payments received of $210,939 as of March 31, 2005 and $183,586 as of March 31, 2004. Receivable balances are shown net of allowances for doubtful accounts of $5,315 as of March 31, 2005 and $3,278 as of March 31, 2004.

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

4. Property, Plant, and Equipment

Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and test equipment is depreciated using the double declining balance method at most of ATK’s subsidiaries, and using the straight-line method at other facilities. Other depreciable property is depreciated using the straight-line method. Machinery and equipment are depreciated over three to 18 years and buildings and improvements are depreciated over five to 40 years. Depreciation expense was $71,138 in fiscal 2005, $63,923 in fiscal 2004, and $61,066 in fiscal 2003.

ATK periodically reviews property, plant, and equipment for impairment. When such an impairment is identified, it is recorded as a loss in that period.

Property, plant, and equipment consists of the following:

	March 31
	2005	2004
Land	$25,015	$21,491
Buildings and improvements	215,885	198,780
Machinery and equipment	634,020	593,701
Property not yet in service	41,438	36,429
Gross property, plant, and equipment	916,358	850,401
Less accumulated depreciation	(460,048)	(384,615)
Net property, plant, and equipment	$456,310	$465,786

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

5. Goodwill and Deferred Charges and Other Non-Current Assets

In accordance with SFAS No. 142, ATK tests goodwill for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment. Goodwill impairment testing under SFAS No. 142 is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. ATK estimates the fair values of the related operations using discounted cash flows. If the fair value is determined to be less than the carrying value, a second step would be performed to determine the amount of impairment. SFAS No. 142 requires that goodwill be tested as of the same date every year; ATK’s annual testing date is the first day of its fourth fiscal quarter. ATK has not had to record any goodwill impairment charges under SFAS No. 142.

The changes in the carrying amount of goodwill by segment were as follows:

	ATK Thiokol	Ammunition	Precision Systems	Advanced Propulsion & Space Systems	Other	Total
Balance at April 1, 2003	$462,964	$171,748	$74,295	$130,886		$839,893
Acquisitions				40,538	$184,971	225,509
Adjustments	(268)	610	(55)	(1,978)		(1,691)
Balance at March 31, 2004	462,696	172,358	74,240	169,446	184,971	1,063,711
Acquisition				129,000		129,000
Adjustment	(834)	(1,021)		(7,179)	(29,271)	(38,305)
Balance at March 31, 2005	$461,862	$171,337	$74,240	$291,267	$155,700	$1,154,406

The fiscal 2005 acquisition within the Advanced Propulsion and Space Systems segment was the PSI Group. The fiscal 2005 adjustments within the ATK Thiokol and Ammunition segments were due to adjustments of deferred income taxes related to previous acquisitions. The fiscal 2005 adjustments within Other were primarily due to the recording of intangible assets and adjustments of deferred income taxes for ATK Mission Research. The fiscal 2005 adjustments to the Advanced Propulsion and Space Systems segment were primarily related to the recording of intangible assets for ATK GASL and adjustments of deferred income taxes for ATK GASL and prior acquisitions.

The fiscal 2004 adjustments within each segment were due to adjustments of deferred income taxes and resolution of contingencies related to acquisitions made prior to fiscal 2004. The fiscal 2004 acquisition within the Advanced Propulsion and Space Systems segment was ATK GASL. The fiscal 2004 acquisition within Other was ATK Mission Research.

Deferred charges and other non-current assets consists of the following:

	March 31
	2005	2004
Gross debt issuance costs	$31,145	$24,809
Less accumulated amortization	(9,255)	(4,555)
Net debt issuance costs	21,890	20,254
Other intangible assets	144,770	72,299
Environmental remediation receivable	27,958	17,191
Other non-current assets	14,904	17,603
Total deferred charges and other non-current assets	$209,522	$127,347

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

5. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

Other intangible assets consists primarily of trademarks, patented technology, and brand names of $88,238 and $72,299 as of March 31, 2005 and 2004, respectively, that are not being amortized as their estimated useful lives are considered indefinite. As of March 31, 2005, other intangible assets also include amortizing intangible assets consisting of contracts and customer relationships, as follows:

Gross carrying amount	$64,297
Accumulated amortization	(7,765)
Net carrying amount	$56,532

These assets are being amortized over their estimated useful lives, which range from two to 12 years. Amortization expense related to these assets for fiscal 2005 was $7,765. There was no amortization expense recognized in fiscal 2004 or 2003. ATK expects amortization expense related to these assets over the next five years to be as follows:

Fiscal 2006	$9,645
Fiscal 2007	9,278
Fiscal 2008	9,278
Fiscal 2009	6,996
Fiscal 2010	6,339
Thereafter	14,996
$56,532

6. Other Accrued Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2005	2004
Employee benefits and insurance	$42,624	$35,713
Warranty	13,869	14,559
Interest	16,193	10,838
Environmental remediation	7,899	6,709
Other	55,859	39,799
Total other accrued liabilities—current	$136,444	$107,618
Environmental remediation	$50,974	$40,941
Supplemental employee retirement plan	24,550	29,158
Management deferred compensation plan	26,491	24,258
Interest rate swaps	18,948	22,805
Minority interest in joint venture	7,180	6,729
Other	11,001	16,484
Total other long-term liabilities	$139,144	$140,375

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

6. Other Accrued Liabilities (Continued)

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The product warranties relate primarily to the commercial launch structures within the ATK Thiokol segment, as well as the Shielder program (within the Precision Systems segment) on which production was completed in fiscal 2000 and which included a ten-year warranty from the date of delivery. The following is a reconciliation of the changes in ATK’s product warranty liability during fiscal 2004 and 2005:

Balance at April 1, 2003	$16,242
Payments made	(7)
Warranties issued	970
Changes related to preexisting warranties	(2,646)
Balance at March 31, 2004	14,559
Payments made	(299)
Warranties issued	1,642
Changes related to preexisting warranties	(2,033)
Balance at March 31, 2005	$13,869

7. Long-Term Debt and Interest Rate Swaps

As of March 31, 2005 and 2004, long-term debt, including the current portion, consisted of the following:

	March 31
	2005	2004
Senior Credit Facility dated March 31, 2004:
Term B Loan due 2011	$266,553	$400,000
Revolving Credit Facility due 2009
8.50% Senior Subordinated Notes due 2011	387,492	404,294
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000
Total long-term debt	1,134,045	1,084,294
Less current portion	2,692	4,000
Long-term debt	$1,131,353	$1,080,294

On May 5, 2005, ATK entered into an amendment to its $700,000 Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility). Prior to the amendment, the Senior Credit Facility was comprised of a Term B Loan of approximately $266,553 maturing in 2011 and a $300,000 Revolving Credit Facility maturing in 2009. The Term B Loan had an original balance of $400,000 of which ATK paid $130,000 in optional prepayments along with $3,447 of scheduled payments during fiscal 2005. The amendment to the credit agreement was entered into in order to refinance the Term B Loan with the issuance of a new term loan in the amount of $270,000 (the Term A Loan) maturing in 2009. The Term A Loan requires quarterly principal payments of approximately $6,750 through December 2008 and $168,750

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $3,900 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term B Loan was 4.38% at March 31, 2005. As of March 31, 2005, the interest rate on the Term B Loan was 6.50% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.50% at March 31, 2005. As of March 31, 2005, ATK had no borrowings against its $300,000 revolving credit facility and had outstanding letters of credit of $67,731, which reduced amounts available on the revolving facility to $232,269. ATK’s weighted average interest rate on short-term borrowings was 4.22% during fiscal 2005 and 3.50% during fiscal 2004.

In August 2004, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on the 3.00% Convertible Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of the 3.00% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 3.00% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 3.00% Convertible Notes in cash at any time on or after August 20, 2014. Holders of the 3.00% Convertible Notes may require ATK to repurchase in cash some or all of the 3.00% Convertible Notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 3.00% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 3.00% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 3.00% Convertible Notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $4,700 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase the 3.00% Convertible Notes.

In February 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes) that mature on February 15, 2024. Interest on the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

2.75% Convertible Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2004. Beginning with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the 2.75% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 2.75% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 2.75% Convertible Notes in cash at any time on or after August 20, 2009. Holders of the 2.75% Convertible Notes may require ATK to repurchase in cash some or all of the Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes into shares of ATK’s common stock at a conversion rate of 12.5843 shares per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 2.75% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 2.75% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the 2.75% Convertible Notes.

In May 2001, ATK issued $400,000 aggregate principal amount of 8.50% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. In May 2002, ATK entered into two nine-year interest-rate swaps, with a $100,000 notional value each, and in March 2004 entered into a seven-year swap, with a $200,000 notional value, as discussed below, against the Senior Subordinated Notes). The carrying value of the Senior Subordinated Notes was decreased to $387,492 as of March 31, 2005, and increased to $404,294 as of March 31, 2004, as a result of these swaps. The outstanding Senior Subordinated Notes are general unsecured obligations. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of March 31, 2005, the interest rate on the Senior Subordinated Notes was 6.84% after taking into account the related interest rate swap agreements, which are discussed below.

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

At March 31, 2005, the carrying amount of the variable-rate debt approximates fair market value, based on current rates for similar instruments with the same maturities. The fair value of the fixed-rate

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

debt was approximately $953,000, $86,000 more than its carrying value. The fair value was determined based on market quotes for each issuance.

The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2006	$2,692
Fiscal 2007	2,692
Fiscal 2008	2,692
Fiscal 2009	2,692
Fiscal 2010	2,692
Thereafter	1,120,585
Total	$1,134,045

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 62% as of March 31, 2005 and 66% as of March 31, 2004.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2005, ATK was in compliance with the covenants.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of March 31, 2005, ATK had the following interest rate swaps:

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Cash flow hedges:
Amortizing swap	$40,000	$(511)	5.25%	3.09%	December 2005
Amortizing swap	40,000	(517)	5.27%	3.09%	December 2005
Non-amortizing swap	100,000	(6,440)	6.06%	3.10%	November 2008
		(7,468)
			Receive Fixed	Pay Floating
Fair value hedges:
Non-amortizing swap	100,000	(985)	8.50%	6.88%	May 2011
Non-amortizing swap	100,000	(1,993)	8.50%	7.09%	May 2011
Non-amortizing swap	200,000	(7,781)	8.50%	7.46%	May 2011
Derivative obligation		(10,759)
		$(18,227)

In March 2004, ATK entered into a seven-year swap, with a $200,000 notional value, against ATK’s Senior Subordinated Notes. This swap agreement involves the exchange of amounts based on a variable rate of six-month LIBOR plus an adder rate of 4.18% over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

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

The fair market value of ATK’s interest rate swaps was $(18,227) at March 31, 2005, a decline of $2,253 since March 31, 2004. Of the fair market value of $(18,227), $(18,948) was recorded within other long-term liabilities on the balance sheet, $(1,028) was within other accrued liabilities, and $1,749 was within other current assets.

Cash paid for interest totaled $58,646 in fiscal 2005, $60,964 in fiscal 2004, and $57,017 in fiscal 2003. Cash received for interest totaled $930 in fiscal 2005, $1,060 in fiscal 2004, and $1,429 in fiscal 2003.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

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

ATK uses a December 31 measurement date for its pension and postretirement benefit plans.

Obligations and Funded Status

	Pension Benefits		Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$1,880,931	$1,690,445	$360,141	$390,059
Service cost	40,929	38,109	1,005	604
Interest cost	113,543	113,625	18,199	22,421
Amendments	(480)	(15,858)	(58,755)	(44,968)
Actuarial loss (gain)	89,740	179,277	(35,823)	26,884
Benefits paid	(137,728)	(124,667)	(31,154)	(34,859)
Benefit obligation at end of year	1,986,935	1,880,931	253,613	360,141
Change in plan assets
Fair value of plan assets at beginning of year	1,497,641	1,282,690	57,208	51,995
Actual return on plan assets	172,449	285,988	2,180	4,218
Retiree contributions			11,043	8,909
Employer contributions	57,232	53,630	27,286	35,419
Benefits paid	(137,728)	(124,667)	(42,197)	(43,333)
Fair value of plan assets at end of year	1,589,594	1,497,641	55,520	57,208
Funded status	(397,341)	(383,290)	(198,093)	(302,933)
Accrued contribution	25,000	12,000	1,405	1,713
Unrecognized net actuarial loss	707,755	666,922	108,847	150,117
Unrecognized prior service benefit	(11,033)	(10,600)	(102,342)	(47,646)
Net amount recognized	$324,381	$285,032	$(190,183)	$(198,749)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8.   Employee Benefit Plans (Continued)

Amounts Recognized in the Balance Sheet

	Pension Benefits
	2005	2004
Prepaid benefit cost	$126,787	$113,897
Accrued benefit liability	(211,448)	(230,178)
Intangible asset		951
Accumulated other comprehensive income	409,042	400,362
Net amount recognized	$324,381	$285,032

The accumulated benefit obligation for all defined benefit pension plans was $1,802,213 as of March 31, 2005 and $1,712,409 as of March 31, 2004.

Information for Pension Plans with an Accumulated
Benefit Obligation in Excess of Plan Assets

	March 31
	2005	2004
Projected benefit obligation	$1,670,576	$1,628,795
Accumulated benefit obligation	1,515,424	1,478,230
Fair value of plan assets	1,278,975	1,237,755

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits
	Years Ended March 31			Years Ended March 31
	2005	2004	2003	2005	2004	2003
Service cost	$40,929	$38,109	$31,559	$1,004	$604	$6,197
Interest cost	113,543	113,624	111,014	18,199	22,421	25,107
Expected return on plan assets	(149,914)	(151,350)	(162,086)	(3,962)	(3,713)	(3,865)
Amortization of unrecognized net loss	19,970	6,425	610	7,230	8,194	5,358
Amortization of unrecognized prior service cost	(860)	4,625	2,007	(5,964)	(4,564)	(2,940)
Amortization of unrecognized net transition obligation		1	14
Net periodic benefit cost (income) before special termination benefits cost / curtailment	23,668	11,434	(16,882)	16,507	22,942	29,857
Special termination benefits cost / curtailment	7,215			1,905	(8,277)	(4,817)
Net periodic benefit cost (income)	$30,883	$11,434	$(16,882)	$18,412	$14,665	$25,040

During fiscal 2005, ATK recorded a pension settlement expense of $6,402 to recognize the impact of lump sum pension benefits that were paid. ATK also recorded special termination benefits costs in the pension plans of $813 and other postretirement benefit (PRB) plans of $1,905 in connection with the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8.   Employee Benefit Plans (Continued)

closure of the Twin Cities Army Ammunition Plant (TCAAP). During fiscal 2004, ATK recognized a curtailment benefit of $8,277 resulting from the elimination of retiree medical subsidies for most future retirees. During fiscal 2003, ATK recognized a curtailment benefit of $4,817 resulting from the elimination of retiree medical subsidies for certain future retirees.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. FSP 106-2 became effective for ATK during fiscal 2005. ATK believes that one of its other PRB plans is actuarially equivalent to Medicare, but does not believe that the subsidies it may receive under the Act will be significant. Because ATK believes that participation levels in its other PRB plans will decline, the impact of adopting this FSP reduced ATK’s APBO by approximately $31,000. The impact to ATK’s results of operations in any period is not expected to be significant.

In accordance with SFAS No. 87, Employer’s Accounting for Pensions, ATK has recognized the minimum liability for underfunded pension plans equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as an intangible asset to the extent of any unrecognized prior service cost, with the remaining balance recorded as a reduction to equity. The minimum pension liability in excess of the unrecognized prior service cost was $409,042 as of March 31, 2005 and $400,362 as of March 31, 2004. The March 31, 2005 balance consists of a pension liability of $409,042, and the March 31, 2004 balance consists of an intangible pension asset of $951 and a pension liability of $401,313. The change in the additional minimum pension liability recognized in other comprehensive income was as follows:

	Years Ended March 31
	2005	2004	2003
Change in:
Intangible assets	$(951)	$(9,183)	$8,740
Accrued pension benefit costs	(7,729)	(21,457)	(370,543)
Total change in additional minimum pension liability	$(8,680)	$(30,640)	$(361,803)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8.   Employee Benefit Plans (Continued)

Assumptions

Weighted-Average Assumptions Used to Determine Benefit
Obligations as of March 31

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.90%	6.25%	6.75%	5.90%	6.25%	6.75%
Rate of compensation increase:
Union	3.00%	3.00%	3.00%
Salaried	3.25%	3.25%	3.50%

Weighted-Average Assumptions Used to Determine Net Periodic
Benefit Cost for Years Ended March 31

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005		2004		2003
Discount rate	6.25%	6.75%	7.25%	6.25%		6.75%		7.25%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.50%	6.00 8.00	%/ %	6.00 8.00	%/ %	6.00 8.50	%/ %
Rate of compensation increase:
Union	3.00%	3.00%	3.00%
Salaried	3.25%	3.50%	4.00%

In developing the expected long-term rate of return assumption for pension plans, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK’s own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. The expected long-term rate of return of 9.0% used in fiscal 2005 for pension plans was based on an asset allocation assumption of 70% with equity managers, with an expected long-term rate of return of 10%; 20% with fixed income managers, with an expected long-term rate of return of 7%; and 10% with real estate managers with an expected long-term rate of return of 8%.

In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2005, 27% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

Assumed Health Care Cost Trend Rates at March 31

	2005	2004
Health care cost trend rate	8.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Fiscal year that the rate reaches the ultimate trend rate	2008	2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8.   Employee Benefit Plans (Continued)

Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$868	$(832)
Effect on postretirement benefit obligation	10,601	(10,095)

Plan Assets

Pension.   ATK’s pension plan weighted-average asset allocations at March 31, 2005 and 2004, and the target allocations for fiscal 2006, by asset category are as follows:

	Target	Actual as of March 31
Asset Category	2006	2005	2004
Domestic equity securities	35%	36%	43%
International equity securities	20%	23%	25%
Fixed income investments	20%	19%	22%
Other investments	25%	22%	10%
Total	100%	100%	100%

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

Domestic equity securities include ATK common stock in the amount of approximately $12,900 (0.8% of total plan assets) as of March 31, 2004. There is no ATK common stock included in domestic equity securities as of March 31, 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8.   Employee Benefit Plans (Continued)

Other Postretirement Benefits.   ATK’s other PRB obligations were 22% and 16% pre-funded as of March 31, 2005 and 2004, respectively.

Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 27% and 28% of the assets were held in the 401(h) account as of March 31, 2005 and 2004, respectively. The remaining assets are in fixed income investments. ATK’s investment objective for the other PRB plan assets is the preservation and safety of capital.

Contributions

ATK expects to contribute approximately $15,000 to its qualified pension plans, approximately $4,100 directly to retirees, and approximately $21,500 to its other postretirement benefit plans in fiscal 2006.

Expected Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid in the years ended March 31. The pension benefits will be paid primarily out of the pension trust. The postretirement benefit payments are shown net of the expected subsidy for the Medicare prescription drug benefit under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

	Pension Benefits	Postretirement Benefits
2006	$113,300	$30,700
2007	111,200	22,500
2008	111,000	21,700
2009	116,700	20,800
2010	111,900	20,000
2011 through 2015	595,400	87,400

Defined Contribution Plans

ATK also sponsors a number of defined contribution plans. Participation in one of these plans is available to substantially all employees. The two principal defined contribution plans are 401(k) plans sponsored by ATK to which employees may contribute up to 50% of their pay (subject to limitations). Effective January 1, 2004, the ATK match to these plans depends on a participant’s years of service and certain other factors. Participants receive either:

•       a matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% (or, in certain cases, 3%) of the participant’s contributed pay, or

•       a matching contribution of 50% up to 6% of the participant’s contributed pay.

Prior to January 1, 2004, most participants received a matching contribution of 50% up to 6% of the participant’s contributed pay, while employees hired after January 1, 2003 and employees of acquired companies received a match of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2%. The amount expensed for the ATK contribution to the plans was $20,654 in fiscal 2005, $17,764 in fiscal 2004, and $15,870 in fiscal 2003.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8.   Employee Benefit Plans (Continued)

Approximately 1,690, or 12%, of ATK’s employees are covered by collective bargaining agreements.

9. Income Taxes

The total income tax provision was allocated as follows:

	Years Ended March 31
	2005	2004	2003
Income	$66,549	$55,041	$77,020
Minority interest	(18)	(245)
Cumulative effect of change in accounting principle			2,449
Stockholders’ equity, for other comprehensive income	2,511	(7,065)	(149,658)
Income tax provision	$69,042	$47,731	$(70,189)

ATK’s income tax provision attributable to income consists of:

	Years Ended March 31
	2005	2004	2003
Current:
Federal	$14,924	$5,757	$39,728
State	2,694	2,773	7,720
Deferred
Federal	45,637	43,551	25,295
State	3,294	2,960	4,277
Income tax provision attributable to income	$66,549	$55,041	$77,020

The items responsible for the differences between the federal statutory rate and ATK’s effective rate are as follows:

	Years Ended March 31
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	2.5%	2.3%	3.1%
Extraterritorial income benefit	(1.6)%	(5.9)%	(0.4)%
Other (tax benefits) / non-deductible costs, net	(2.2)%	(1.3)%	4.9%
Research and development credit	(3.8)%	(3.9)%	(3.6)%
Change in valuation allowance	0.3%	(0.9)%
Income tax provision attributable to income	30.2%	25.3%	39.0%

ATK’s provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2005 of 30.2% differs from the federal statutory rate of 35% due to state income taxes and an increase in the valuation allowance, which both increased the rate, and the following items which decreased the rate: extraterritorial income (ETI) exclusion tax benefits, research and development (R&D) tax credits, tax benefits resulting from the settlement of federal and state audit issues and amounts recorded to adjust provision numbers to the returns as filed.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

9. Income Taxes (Continued)

The tax rate for fiscal 2004 differs from the federal statutory rate due to state income taxes, the ETI benefit, the R&D credit, provision adjustments, the tax benefit from favorable resolution of audit issues, and a decrease in the valuation allowance.

The tax rate for fiscal 2003 reflects a benefit for R&D credit partially offset by tax charges for other permanent non-deductible costs.

Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. As of March 31, 2005 and 2004, the components of deferred tax assets and liabilities were as follows:

	Years Ended March 31
	2005	2004
Deferred tax assets	$390,637	$404,296
Deferred tax liabilities	(364,920)	(309,708)
Valuation allowance	(3,242)	(2,543)
Net deferred tax assets	$22,475	$92,045

As of March 31, 2005 and 2004, the deferred tax assets and liabilities resulted from temporary differences related to the following:

	March 31
	2005	2004
Reserves for employee benefits	$118,235	$127,145
Environmental reserves	9,336	9,745
Other reserves	28,387	27,115
Research tax credits	10,320	21,286
Alternative minimum tax credits	8,135	9,242
Other comprehensive income provision	159,104	161,615
Long-term contract method of revenue recognition	(19,783)	(21,269)
Property, plant, and equipment	(75,207)	(78,455)
Intangible assets	(57,681)	(26,778)
Prepaid pension asset	(142,772)	(135,017)
Other	(12,357)	(41)
Valuation allowance	(3,242)	(2,543)
Net deferred income tax asset	$22,475	$92,045

ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The valuation allowance of $3,242 at March 31, 2005 relates to certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance was increased by $699 during fiscal 2005 because expectations of the amount of state carryforward benefits that will be utilized before expiration was decreased primarily as a result of the decision to move the fuze production operations. Of the valuation allowance, $365 will be allocated to reduce goodwill if the related deferred tax asset is ultimately realized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

9. Income Taxes (Continued)

Amounts accrued for potential federal and state tax assessments total $28,892 at March 31, 2005 and $26,633 at March 31, 2004. These accruals relate to federal and state tax issues such as the tax benefits from the ETI tax deduction, the amount of R&D tax credits claimed and other federal and state issues.

IRS examinations have been completed through fiscal 2001 and all tax matters with the IRS have been settled for those years. The IRS exam for fiscal 2002 and 2003 is in process.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from fiscal 2006 through 2011. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing ETI exclusion tax benefit for foreign sales, which the World Trade Organization (WTO) ruled was an illegal export subsidy. ATK expects to be able to continue to claim ETI benefits for the years going forward based on the provisions of the law as written. However, the European Union (EU) believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these provisions are in compliance with their prior ruling. It is not possible to predict what impact this issue will have on future earnings pending the final resolution of this matter.

On December 21, 2004, the FASB Staff Position (FSP) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed, beginning with fiscal 2006. Since tax guidance on the deduction for qualifying domestic production activities is still pending, ATK has been unable to quantify its impact.

The deferred tax assets of $10,320 related to federal and state research tax credit carryforwards and $4,436 of state net operating loss carryforwards expire as follows: $958 in fiscal 2006 through fiscal 2010, $2,206 in fiscal 2011 through fiscal 2015, $2,682 in fiscal 2016 through fiscal 2020, $7,860 in fiscal 2021 through fiscal 2026. The remaining $1,050 as well as alternative minimum tax credits of $8,135 can be carried forward indefinitely.

Income taxes paid, net of refunds, totaled $16,336 in fiscal 2005, $17,187 in fiscal 2004, and $19,579 in fiscal 2003.

10. Commitments

ATK leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $49,396 in fiscal 2005, $43,563 in fiscal 2004, and $35,326 in fiscal 2003.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

 10. Commitments (Continued)

The following table summarizes ATK’s contractual obligations and commercial commitments as of March 31, 2005:

		Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt	$1,134,045	$2,692	$5,384	$5,384	$1,120,585
Operating leases	200,265	47,634	75,458	48,601	28,572
Pension plan contributions	202,700	13,700	112,000	77,000
Total contractual obligations	$1,537,010	$64,026	$192,842	$130,985	$1,149,157
Other commercial commitments:
Letters of credit	$67,731	$58,934	$8,797

Pension plan contributions are an estimate of ATK’s minimum funding requirements through fiscal 2010 to provide pension benefits for employees based on service provided through fiscal 2005 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulatory rules.

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

On March 12, 2002, a civil action was filed against ATK in the U.S. District Court for the Southern District of California, National Metal Technologies, Inc. and National Manufacturing Technologies, Inc. v. Alliant Techsystems Inc., et al., asserting various claims arising in connection with an agreement under which National Metal Technologies, Inc. (NMT) agreed to supply ATK with ammunition links for small- and medium-caliber ammunition. Specifically, the plaintiffs alleged that they were entitled to damages in excess of $30,000 for alleged breach of contract, violation of the antitrust laws, and tortious interference with prospective economic advantage as a result of ATK’s termination of the supply agreement in 2001. ATK denied these allegations and alleged that the agreement was terminated as a result of NMT’s default. On March 24, 2005, ATK and NMT agreed to settle the litigation for $6,000. The $6,000 is recorded within other accrued liabilities at March 31, 2005 and was paid in April 2005.

Environmental Remediation.   ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites that ATK owns or

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

11. Contingencies (Continued)

operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, fines, and penalties, or third party property damage or personal injury claims, as a result of violations or liabilities of environmental laws or non-compliance with environmental permits.

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.0% and 3.5% as of March 31, 2005 and 2004, respectively. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2005		March 31, 2004
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(70,791)	$40,213	$(58,625)	$25,876
Unamortized discount	11,918	(5,907)	10,975	(3,745)
Present value amounts (payable) receivable	$(58,873)	$34,306	$(47,650)	$22,131

Amounts payable or receivable in periods beyond fiscal 2006 have been classified as non-current on the March 31, 2005 balance sheet. As such, of the $58,873 net liability, $7,899 is recorded within other current liabilities and $50,974 is recorded within other non-current liabilities. Of the $34,306 net receivable, $6,348 is recorded within other current assets and $27,958 is recorded within other non-current assets. As of March 31, 2005, the estimated discounted range of reasonably possible costs of environmental remediation was $58,873 to $97,689.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•       As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’ representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on federal lands on or before March 31, 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

11. Contingencies (Continued)

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

At March 31, 2005, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2006	$1,598
Fiscal 2007	2,694
Fiscal 2008	642
Fiscal 2009	3,484
Fiscal 2010	3,504
Thereafter	18,656
Total	$30,578

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

11. Contingencies (Continued)

ATK does not anticipate that resolution of the environmental contingencies in excess of amounts accrued, net of recoveries, will materially affect its future operating results, financial condition, or cash flows. There were no material insurance recoveries related to environmental remediations during fiscal 2005, 2004, or 2003.

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

•       reductions or changes in NASA or U.S. Government military spending,

•       increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

•       termination of its contracts,

•       procurement and other related laws and regulations,

•       contract novation,

•       intense competition,

•       disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, and

•       fires or explosions at any of ATK’s facilities.

12. Stockholders’ Equity

ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

ATK sponsors five stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the 1997 Employee Stock Purchase Plan, the Non-Employee Director Restricted Stock Plan, the Management Compensation Plan, and the 2000 Stock Incentive Plan. ATK has reserved up to 16,089,794 common shares to be granted under these plans. Stock options are granted periodically, at the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. During fiscal 2004, ATK began issuing options under the 1990 Equity Incentive Plan and the 2000 Stock Incentive Plan with a seven-year term; most grants issued prior to that had a ten-year term. Restricted stock issued to non-employee directors and certain key employees totaled 28,444 shares in fiscal 2005, 10,181 shares in fiscal 2004, and 26,589 shares in fiscal 2003. Restricted shares vest over periods of one to three years from the date of award. As of March 31, 2005, there were also net restricted performance shares of up to 644,756 shares reserved for certain employees, which will vest upon achievement of certain financial performance goals through fiscal 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

12. Stockholders’ Equity (Continued)

A summary of ATK’s stock option activity is as follows:

	Years Ended March 31
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,488,204	$40.23	2,128,413	$35.36	2,300,350	$27.73
Granted	606,400	64.58	508,702	56.48	410,075	59.60
Exercised	(801,130)	27.14	(124,336)	22.56	(543,225)	21.84
Canceled	(43,372)	56.88	(24,575)	46.10	(38,787)	28.54
Outstanding at end of year	2,250,102	51.13	2,488,204	40.23	2,128,413	35.36
Options exercisable at year end	1,145,095	41.37	1,609,448	31.75	1,333,950	26.19
Weighted average fair value of options granted during the year		22.10		20.32		25.17

The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The following weighted average assumptions were used for grants:

	Years Ended March 31
	2005	2004	2003
Risk-free rate	4.0%	3.5%	4.0%
Expected volatility	30.4%	31.2%	31.9%
Expected option life	5 or 7 years	5 or 7 years	7 years

ATK has assumed an expected option life of five years for options with a seven-year term and seven years for options with a ten-year term.

A summary of stock options outstanding at March 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0 - $14.99	32,288	1.2	$10.98	32,288	$10.98
$15 - $24.99	157,696	3.9	18.09	157,696	18.09
$25 - $34.99	219,859	4.5	26.71	219,859	26.71
$35 - $44.99	120,325	2.8	41.21	120,325	41.21
$45 - $54.99	409,750	6.9	50.03	315,472	48.69
$55 - $64.99	874,459	6.4	58.80	261,172	58.89
$65 - $74.99	435,725	6.8	66.75	38,283	67.78
Total	2,250,102	6.0	$51.13	1,145,095	$41.37

In January 2004, ATK’s Board of Directors authorized ATK to repurchase up to 2,000,000 shares of its common stock. In February 2004, ATK repurchased 1,320,200 shares for approximately $75,000. ATK repurchased an additional 414,200 shares, at a cost of approximately $25,000, of its common stock in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

12. Stockholders’ Equity (Continued)

April and May of fiscal 2005. On August 3, 2004, ATK’s Board of Directors canceled authorization for the 265,600 shares remaining under the February 2004 authorization and authorized the repurchase of up to 2,000,000 additional shares through March 2006. In February and March of 2005, ATK repurchased 713,900 shares for approximately $50,000. ATK also repurchased 350,800 shares for approximately $25,000 in April 2005. Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. As of March 31, 2005, ATK’s debt covenants permit ATK to make “restricted payments” (as defined in ATK’s debt covenants) up to $75,000, which among other items, would allow payments for future stock repurchases. On May 5, 2005, ATK entered into an amendment to its Senior Credit Facility, as discussed in Note 7. The amended agreement allows for unlimited “restricted payments” as long as ATK maintains certain debt limits, with an annual limit of $50,000 when those debt limits are not met.

13. Restructuring Charges

In fiscal 2004 and 2005, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin City Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005. ATK expects Army approval for the final exit from TCAAP in fiscal 2006. In connection with these restructuring and related activities, ATK recorded costs of approximately $8,000 in fiscal 2004, primarily for employee termination benefits, facility clean-up, and accelerated depreciation. The liability related to these costs as of March 31, 2004 was approximately $6,000. During fiscal 2005 approximately $9,000 was disbursed and an additional $6,700 in costs were recorded (including $2,718 for special termination benefits for pension and other post-retirement benefits (PRB)). Costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2005 was approximately $800 (not including the impact on the pension and other PRB plans). ATK expects minimal additional costs will be recorded related to these restructuring and related activities.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV. In connection with this move, ATK recorded costs of approximately $5,200 during the fourth quarter of fiscal 2005 related primarily to employee termination benefits and accelerated depreciation. These costs were recorded within cost of sales in the fourth quarter within the Precision Systems segment. The liability related to these costs as of March 31, 2005 was approximately $2,300. ATK also expects to incur additional costs of approximately $5,000 in during the first half of fiscal year 2006 primarily related to additional employee termination benefits, relocation, and facility clean-up costs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

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

•       The Ammunition segment supplies small-caliber military ammunition, medium-caliber ammunition, medium-caliber gun systems, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•       The Precision Systems segment develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, tactical rocket motors and warheads, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, and lithium and lithium-ION batteries for military and aerospace applications.

•       The Advanced Propulsion and Space Systems segment supplies highly engineered propulsion solutions for missile defense, space, strategic, tactical, and commercial applications, and advanced ordnance and control systems; high-performance structures for space launch vehicles, rocket motor casings, military and commercial aircraft; telescope, satellite and spacecraft, launch vehicles, satellite pressurant and liquid propellant tanks, optical benches, and antenna reflectors; and advanced hypervelocity and air-breathing propulsion systems for aerospace vehicles and weapon systems.

•       The ATK Mission Research segment is a developer of advanced technologies that address emerging national security and homeland defense requirements in such areas as directed energy; electro-optical and infrared sensors; aircraft sensor integration; high-performance antennas and radomes; advanced signal processing; and specialized composites.

Effective May 1, 2005, ATK Gun Systems, which was previously reported within the Precision Systems segment, is now reported within the Ammunition segment. All periods presented have been restated to reflect this change.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

14. Operating Segment Information (Continued)

All of ATK’s segments derive the majority of their sales from contracts with, and prime contractors to, the U.S. Government. ATK’s U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government Sales	Percent of sales
2005	$2,186,000	78%
2004	1,810,000	77%
2003	1,587,000	73%

No single commercial customer accounted for 10% or more of ATK’s total sales during fiscal 2005, 2004, or 2003.

ATK’s foreign sales to customers were $194,785 in fiscal 2005, $155,533 in fiscal 2004, and $163,954 in fiscal 2003. Approximately 43% of these sales are in the Precision Systems segment, 32% are in the Ammunition segment, 21% are in the Advanced Propulsion and Space Systems segment, 2% are in the ATK Thiokol segment, and 2% are in the ATK Mission Research segment. Sales to no individual country outside the United States accounted for more than 1% of ATK’s sales in fiscal 2005. Substantially all of ATK’s assets are held in the United States.

The following summarizes ATK’s results by segment:

	Year Ended March 31, 2005
	ATK Thiokol	Ammunition	Precision Systems	Advanced Propulsion & Space Systems	Corporate and Other	Total
Sales:
External customers	$845,197	$888,661	$517,632	$392,820	$156,819	$2,801,129
Intercompany	4,292	17,345	44,434	44,299	(110,370)	—
Total	849,489	906,006	562,066	437,119	46,449	2,801,129
Capital expenditures	8,964	24,708	11,283	11,877	5,768	62,600
Depreciation	28,038	13,023	9,970	10,212	9,895	71,138
Amortization	252	208	258	150	12,319	13,187
Income before interest, income taxes and minority interest	121,747	84,511	45,214	31,796	1,724	284,992
Total assets	865,309	602,197	241,359	468,211	838,734	3,015,810

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

14. Operating Segment Information (Continued)

	Year Ended March 31, 2004
	ATK Thiokol	Ammunition	Precision Systems	Advanced Propulsion & Space Systems	Corporate and Other	Total
Sales:
External customers	$799,227	$805,720	$483,442	$271,264	$6,540	$2,366,193
Intercompany	2,402	20,096	13,006	34,980	(70,484)	—
Total	801,629	825,816	496,448	306,244	(63,944)	2,366,193
Capital expenditures	15,960	19,933	8,985	11,972	1,904	58,754
Depreciation	33,312	12,703	7,936	8,684	1,288	63,923
Amortization	851	670	543	333	3,598	5,995
Income before interest, income taxes and minority interest	135,959	77,851	47,392	23,210	(7,349)	277,063
Total assets	985,191	570,611	257,962	250,938	736,042	2,800,744

	Year Ended March 31, 2003
	ATK Thiokol	Ammunition	Precision Systems	Advanced Propulsion & Space Systems	Corporate	Total
Sales:
External customers	$830,289	$716,430	$439,595	$180,098	$5,723	$2,172,135
Intercompany	2,809	30,897	4,451	38,028	(76,185)	—
Total	833,098	747,327	444,046	218,126	(70,462)	2,172,135
Capital expenditures	15,273	21,639	8,518	7,631	1,110	54,171
Depreciation	33,752	9,846	8,628	6,558	2,282	61,066
Amortization	595	1,317	1,238	520	2,398	6,068
Income before interest and income taxes	138,129	77,903	48,552	21,738	(10,779)	275,543
Total assets	1,006,094	365,361	303,789	146,733	646,683	2,468,660

Certain administrative functions are primarily managed by ATK at the corporate headquarters (“Corporate”). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, and income taxes. Pension and postretirement benefit expenses are allocated to each segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” or “Corporate and Other”.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

15. Quarterly Financial Data (Unaudited)

Quarterly financial data is summarized as follows:

	Fiscal 2005 Quarter Ended
	July 4	October 3	January 2	March 31
Sales	$644,395	$673,050	$684,493	$799,191
Gross profit	112,838	120,578	137,810	159,976
Net income	27,574	29,898	47,848	48,220
Earnings per share:
Basic earnings per share	0.74	0.80	1.27	1.28
Diluted earnings per share	0.72	0.78	1.25	1.26

	Fiscal 2004 Quarter Ended
	June 29	September 28	December 28	March 31
Sales	$559,138	$566,551	$563,817	$676,687
Gross profit	121,095	119,604	123,711	126,127
Net income	32,904	36,647	41,857	50,897
Earnings per share:
Basic earnings per share	0.85	0.95	1.08	1.34
Diluted earnings per share	0.84	0.93	1.06	1.31

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2005, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 ..

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2005, there was no change in ATK’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ATK’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of ATK prepared and is responsible for the consolidated financial statements and all related financial information contained in this Form 10-K. This responsibility includes establishing and maintaining adequate internal control over financial reporting. ATK’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, ATK designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of ATK’s internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors ATK’s internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that ATK’s internal control over financial reporting is effective as of March 31, 2005.

Deloitte & Touche LLP issued an audit report dated May 23, 2005, concerning management’s assessment of ATK’s internal control over financial reporting, which is contained in this Form 10-K. ATK’s consolidated financial statements as of and for the year ended March 31, 2005, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with standards of the Public Company Accounting Oversight Board (United States).

/s/ Daniel J. Murphy
Chairman of the Board, President, and Chief Executive Officer

/s/ Eric S. Rangen
Executive Vice President and Chief Financial Officer

May 23, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Alliant Techsystems Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2005 of the Company and our report dated May 23, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota May 23, 2005

ITEM 9B.       OTHER INFORMATION

None.

PART III

The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from ATK’s definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K. ATK will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2005.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding ATK’s directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in ATK’s Proxy Statement for the 2005 Annual Meeting of Stockholders. Information regarding ATK’s executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10. Information regarding ATK’s Audit Committee, including the Audit Committee’s financial expert, is incorporated by reference from the section entitled Corporate Governance—Duties of the Committees—Audit Committee in the 2005 Proxy Statement. Since the date of ATK’s 2004 Proxy Statement, there have been no material changes to the procedures by which security holders may recommend nominees to ATK’s Board of Directors. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2005 Proxy Statement.

Information regarding ATK’s code of ethics (ATK’s Business Ethics Code of Conduct), which ATK has adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Business Ethics Code of Conduct in the 2005 Proxy Statement.

ITEM 11.         EXECUTIVE COMPENSATION

Information about compensation of ATK’s named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2005 Proxy Statement, with the exception of the subsection of Executive Compensation under the heading Report of the Personnel and Compensation Committee of the Board on Executive Compensation, which subsection is not incorporated by reference. Information about compensation of ATK’s directors is incorporated by reference from the section entitled Corporate Governance—Compensation of Directors in the 2005 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2005 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about principal accounting fees and services as well as related pre-approval policies is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Documents filed as part of this Report

1. Financial Statements

The following is a list of all of the Consolidated Financial Statements included in Item 8 of Part II:

2. Financial Statement Schedules

All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

3. Exhibits

See Exhibit Index at the end of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: May 24, 2005	By:	/s/ ERIC S. RANGEN
	Name:	Eric S. Rangen
	Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ DANIEL J. MURPHY	Chairman of the Board, President, and
Daniel J. Murphy	Chief Executive Officer (principal executive officer)
/s/ ERIC S. RANGEN	Executive Vice President and Chief Financial Officer
Eric S. Rangen	(principal financial and accounting officer)
*	Director
Frances D. Cook
*	Director
Gilbert F. Decker
*	Director
Ronald R. Fogleman
*	Director
Jonathan G. Guss
*	Director
David E. Jeremiah
*	Director
Roman Martinez IV
*	Director
Robert W. RisCassi
*	Director
Michael T. Smith
*	Director
William G. Van Dyke

Date: May 24, 2005	*By:	/s/ KEITH D. ROSS
	Name:	Keith D. Ross
Attorney-in-fact

ALLIANT TECHSYSTEMS INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2005
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

3(i).2*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3.2 to the Form S-4).
3(i).3*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (Exhibit 3.3 to the Form S-4).
3 (i).4*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 7, 2002 (Exhibit 3(i).4 to Form 10-Q for the quarter ended June 29, 2003).
3(ii).1*	By-Laws, as amended through March 19, 2002 (Exhibit 3(ii) to Form 8-K dated March 21, 2002).
4.1	Form of Certificate for common stock, par value $.01 per share.
4.2*	Rights Agreement, dated as of May 7, 2002, by and between the Registrant and LaSalle Bank National Association, as rights agent (Exhibit 4.1 to the Registrant’s Form 8-A filed on May 14, 2002).
4.3.1*	Indenture, dated as of May 14, 2001, between the Registrant and BNY Midwest Trust Company, as trustee, 8.50% Senior Subordinated Notes due 2011 (Exhibit 4.1 to the Form S-4).
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

4.3.4*

Third Supplemental Indenture, dated as of June 6, 2002, among the Registrant, its subsidiaries and BNY Midwest Trust Company, 8.50% Senior Subordinated Notes due 2011 (Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.3.5*

Fourth Supplemental Indenture, dated as of August 20, 2003, among the Registrant, its subsidiaries and BNY Midwest Trust Company, 8.50% Senior Subordinated Notes due 2011 (Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 28, 2003).

4.3.6*

Fifth Supplemental Indenture, dated as of February 9, 2004, among the Registrant, its subsidiaries and BNY Midwest Trust Company, 8.50% Senior Subordinated Notes due 2011 (Exhibit 4.3.6 to the Registrant’s Form 10-K for the year ended March 31, 2004 (“the Fiscal 2004 Form 10-K”).

4.3.7*

Sixth Supplemental Indenture, dated as of June 4, 2004, among the Registrant, its subsidiaries and BNY Midwest Trust Company, 8.50% Senior Subordinated Notes due 2011 (Exhibit 4.1 to Form 10-Q for the quarter ended July 4, 2004).

4.4*

Registration Rights Agreement, dated as of February 19, 2004, among the Registrant and Banc of America Securities LLC, Credit Lyonnais Securities (USA) Inc., BNY Capital Markets, Inc. and NatCity Investments, Inc.

4.5.1*

Indenture, dated as of February 19, 2004, among the Registrant and BNY Midwest Trust Company, an Illinois trust company, as trustee, 2.75% Convertible Senior Subordinated Notes due 2024 (Exhibit 4.5 to the Fiscal 2004 Form 10-K).

4.5.2*

First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of February 19, 2004 among Alliant Techsystems, Inc., as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee (Exhibit 4.3 to Form 10-Q for the quarter ended October 3, 2004).

4.6.1*

Indenture dated as of August 13, 2004 among Alliant Techsystems, Inc., as Issuer, the Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee, relating to 3.00% Convertible Senior Subordinated Notes due 2024 (Exhibit 4.1 to Form 10-Q for the quarter ended October 3, 2004).

4.6.2*

First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of August 13, 2004 among Alliant Techsystems, Inc., as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee (Exhibit 4.2 to Form 10-Q for the quarter ended October 3, 2004).

10.1*	Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1, filed October 1, 1990, to the Form 10).
10.2.1*

Environmental Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (Exhibit 10.2.1 to the Registrant’s Form 10-K for the year ended March 31, 2003 (“the Fiscal 2003 Form 10-K”)).

10.2.2*	Amendment to Environmental Agreement, dated March 15, 1995 (Exhibit 10.2.2 to the Fiscal 2003 Form 10-K).
10.3*	Form of Tax Sharing Agreement between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2, filed September 26, 1990, to the Form 10).
10.4*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form 10).
10.5.1*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 1998 (“the Fiscal 1998 Form 10-K”)).

10.5.2*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to the Fiscal 1998 Form 10-K).
10.5.3*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to the Fiscal 1998 Form 10-K).
10.6.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10 to Form 10-Q for the quarter ended September 27, 1998).
10.6.2*#	Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Fiscal 2002 Form 10-K).
10.6.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).
10.6.4*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Fiscal 2004 Form 10-K).
10.6.5*#	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.1 to the Form 8-K dated February 4, 2005).
10.6.6*#	Form of Performance Share Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.2 to the Form 8-K dated February 4, 2005).
10.6.7*#	Form of Restricted Stock Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.1 to the Form 8-K dated May 6, 2005).
10.7*#	Alliant Techsystems Inc. Supplemental Executive Retirement Plan, effective January 1, 2003 (Exhibit 10.7 to the Fiscal 2004 Form 10-K).
10.8*#	Alliant Techsystems Inc. Management Compensation Plan effective January 1, 2002 (Exhibit 10.8 to the Fiscal 2004 Form 10-K).
10.9.1*#	Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan effective January 1, 2003, as amended and restated March 18, 2003 (Exhibit 10.9.1 to the Fiscal 2003 Form 10-K).
10.9.2*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).
10.9.3*#	First Amendment to the Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan effective February 2, 2004 (Exhibit 10.9.3 to the Fiscal 2004 Form 10-K).
10.9.4*#	Second Amendment to the Alliant Techsystems, Inc. Nonqualified Deferred Compensation Plan effective July 1, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended July 4, 2004).
10.10*#	Amended and Restated Non-Employee Director Restricted Stock Plan effective May 4, 2004 (Exhibit 10.10 to the Fiscal 2004 Form 10-K).
10.11*#	Deferred Fee Plan for Non-Employee Directors (as amended and restated November 24, 1992) (Exhibit 10.18 to Form 10-K for the fiscal year ended March 31, 1993).
10.12.1*#	Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan (Exhibit 10.3 to Form 10-Q for quarter ended October 1, 2000).
10.12.2*#	Amendment No. 1 to Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan effective August 7, 2001 (Exhibit 10.16.2 to the Fiscal 2002 Form 10-K).
10.12.3*#	Amendment No. 2 to Amendment and Restatement of Alliant Techsystems Inc. Income Security Plan effective March 19, 2002 (Exhibit 10.16.3 to the Fiscal 2002 Form 10-K).

10.13.1*#	Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Fiscal 1998 Form 10-K).
10.13.2*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).
10.14*#	Employment Agreement between the Registrant and Paul David Miller dated March 30, 2001, as amended and restated as of March 31, 2003 (Exhibit 10.14 to the Fiscal 2003 Form 10-K).
10.15*#	Employment Agreement with Daniel J. Murphy, Jr. dated February 1, 2004 (Exhibit 10.15to the Fiscal 2004 Form 10-K).
10.16*	Compensation arrangement with Nicholas G. Vlahakis, Executive Vice President and Chief Operating Officer, dated August 3, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended October 3, 2004).
10.17.1*

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

10.17.2*

Amendment No. 1 to the Credit Agreement, dated as of May 5, 2005, among ATK, as the Borrower, the Lenders named therein; Bank of America, N.A. (“Bank of America”) as Swing Line Lender; Bank of America, Calyon New York Branch (f/k/a Credit Lyonnais New York Branch), U.S. Bank National Association and JPMorgan Chase Bank, as L/C Issuers; and Bank of America, as Administrative Agent for the Lenders (Exhibit 10.2 to the Registrant’s Form 8-K dated May 11, 2005).

10.18*

Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the “Purchase Agreement”), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).

10.19*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).
10.20.1*#	First Amendment and Restatement of 2000 Stock Incentive Plan effective January 23, 2001 (Exhibit 10.25.1 to the Fiscal 2002 Form 10-K).
10.20.2*#	Amendment 1 to First Amendment and Restatement of 2000 Stock Incentive Plan effective April 24, 2001 (Exhibit 10.25.2 to the Fiscal 2002 Form 10-K).
10.20.3*#	Amendment 2 to First Amendment and Restatement of 2000 Stock Incentive Plan effective January 21, 2002 (Exhibit 10.25.3 to the Fiscal 2002 Form 10-K).
10.20.4*#	Amendment 3 to First Amendment and Restatement of Alliant Techsystems, Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 10-Q for the quarter ended October 3, 2004).
10.21*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective April 1, 2004 (Exhibit 10.21 to the Fiscal 2004 Form 10-K).
10.22*#	Description of non-employee Directors’ cash compensation (Item 1.01 of Form 8-K dated November 18, 2004).

10.23*#	Description of performance awards to certain executive officers (Item 1.01 of Form 8-K dated February 4, 2005).
10.24*#

Description of performance goals pursuant to the Registrant’s Management Compensation Plan for the Registrant’s executive officers for the fiscal year ending March 31, 2006 (Item 1.01 of Form 8-K dated March 18, 2005).

10.25*#

Description of annual cash bonus payments for the fiscal year ended March 31, 2005 and performance awards for the three-year performance period ended March 31 to the Registrant’s named executive officers (Item 1.01 of Form 8-K dated May 6, 2005).

10.26*#	Description of retirement arrangement between the Registrant and Donald E. Shaffer (Item 1.01 of Form 8-K dated May 6, 2005).
21	Subsidiaries of the Registrant as of March 31, 2005.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.