Form 10-Q
period 2005-07-03
ALLIANT TECHSYSTEMS INC
filed 2005-08-10
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Yes ☒   No ☐

As of July 31, 2005, 37,163,629 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED
(In thousands except per share data)	July 3, 2005	July 4, 2004
Sales	$756,992	$644,395
Cost of sales	623,589	531,557
Gross profit	133,403	112,838
Operating expenses:
Research and development	9,881	5,969
Selling	17,976	17,842
General and administrative	35,365	30,688
Total operating expenses	63,222	54,499
Income before interest, income taxes, and minority interest	70,181	58,339
Interest expense	(17,470)	(14,983)
Interest income	127	95
Income before income taxes and minority interest	52,838	43,451
Income tax provision	15,509	15,751
Income before minority interest	37,329	27,700
Minority interest, net of income taxes	109	126
Net income	$37,220	$27,574

Earnings per common share:
Basic	$1.01	$0.74
Diluted	$0.99	$0.72

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	July 3, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,935	$12,772
Net receivables	669,723	626,711
Net inventories	130,687	125,190
Deferred income tax asset	29,023	30,754
Other current assets	32,124	37,987
Total current assets	869,492	833,414
Net property, plant, and equipment	445,018	456,310
Goodwill	1,167,649	1,154,406
Prepaid and intangible pension assets	350,573	362,158
Deferred charges and other non-current assets	194,199	209,522
Total assets	$3,026,931	$3,015,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$17,948	$6,092
Current portion of long-term debt	27,000	2,692
Accounts payable	109,394	147,286
Contract advances and allowances	59,170	31,717
Accrued compensation	91,972	107,509
Accrued income taxes	18,997
Other accrued liabilities	127,374	136,444
Total current liabilities	451,855	431,740
Long-term debt	1,112,254	1,131,353
Deferred income tax liability	1,839	8,279
Postretirement and postemployment benefits liability	205,889	209,893
Minimum pension liability	409,042	409,042
Other long-term liabilities	135,638	139,144
Total liabilities	2,316,517	2,329,451
Contingencies (Note 11)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding 37,146,008 shares at July 3, 2005 and 37,248,241 at March 31, 2005	416	416
Additional paid-in-capital	446,517	449,883
Retained earnings	811,859	774,639
Unearned compensation	(2,140)	(1,674)
Accumulated other comprehensive loss	(259,464)	(259,590)
Common stock in treasury, at cost, 4,411,090 shares held at July 3, 2005 and 4,308,857 shares held at March 31, 2005	(286,774)	(277,315)
Total stockholders’ equity	710,414	686,359
Total liabilities and stockholders’ equity	$3,026,931	$3,015,810

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	QUARTERS ENDED
(In thousands)	July 3, 2005	July 4, 2004
Operating activities
Net income	$37,220	$27,574
Adjustments to net income to arrive at cash provided by (used for) operating activities:
Depreciation	17,094	16,182
Amortization of intangible assets and unearned compensation	3,485	2,564
Deferred income tax	3,072	(1,079)
Loss on disposal of property	220	2,204
Minority interest, net of income taxes	109	126
Changes in assets and liabilities:
Net receivables	(44,590)	(43,397)
Net inventories	(8,271)	8,702
Accounts payable	(37,892)	(30,191)
Contract advances and allowances	27,453	(1,684)
Accrued compensation	(13,257)	(37,084)
Accrued income taxes	19,137	24,598
Accrued environmental	(739)	(160)
Pension and other postretirement benefits	7,581	10,052
Other assets and liabilities	(3,342)	(4,629)
Cash provided by (used for) operating activities	7,280	(26,222)
Investing activities
Capital expenditures	(6,618)	(10,332)
Proceeds from the disposition of property, plant, and equipment	8	7
Cash used for investing activities	(6,610)	(10,325)
Financing activities
Change in cash overdrafts	11,856	20,358
Net borrowings on line of credit		3,000
Payments made on bank debt	(273,303)	(1,000)
Proceeds from issuance of long-term debt	270,000
Payments made for debt issue costs	(644)	(580)
Net purchase of treasury shares	(24,989)	(25,972)
Proceeds from employee stock compensation plans	11,573	16,435
Cash (used for) provided by financing activities	(5,507)	12,241
Decrease in cash and cash equivalents	(4,837)	(24,306)
Cash and cash equivalents - beginning of period	12,772	24,306
Cash and cash equivalents - end of period	$7,935	$—

See Notes to the Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Quarter Ended July 3, 2005

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.              Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (fiscal 2005). Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of July 3, 2005, and its results of operations and cash flows for the quarters ended July 3, 2005 and July 4, 2004.

ATK has made certain reclassifications to the fiscal 2005 consolidated financial statements, as previously reported, to conform to current classification. These reclassifications did not change net income or stockholders’ equity as previously reported.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.              New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable while carrying forward the provisions of APB Opinion No. 20 with respect to reporting a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  ATK does not expect SFAS No. 154 will have a material impact on ATK’s consolidated financial statements upon adoption in fiscal 2007.

In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No. 123R).  This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.   SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.  In April 2005 the required effective date of SFAS No. 123R was deferred to the first fiscal year beginning after June 15, 2005.  As of the effective date, this Statement applies to all new awards granted as well as awards modified, repurchased, or cancelled.  Additionally, compensation cost for stock-based awards that has not previously been recognized will be recognized as the remaining service is rendered.  ATK plans to apply SFAS No. 123R using the modified prospective method as of April 1, 2006 (fiscal 2007).  ATK is in the process of determining the impact SFAS No. 123R will have on its consolidated financial statements upon adoption.

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

3.               Acquisitions and Goodwill

ATK did not make any acquisitions during the quarter ended July 3, 2005.

During fiscal 2005, ATK acquired the PSI Group, which includes Pressure Systems Inc., Programmed Composites Inc., and AEC – Able Engineering Company, Inc., for $164,198 in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthened ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. The PSI Group is included in the Advanced Propulsion and Space Systems segment. The purchase price allocation for the PSI Group was completed during the quarter ended July 3, 2005. None of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of the PSI Group are included in ATK’s consolidated financial statements since the date of acquisition. The purchase price for the PSI Group was allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill. Pro forma information on results of operations for fiscal 2005, as if the PSI Group acquisition had occurred at the beginning of fiscal 2005, is not being presented because the acquisition is not material to ATK for that purpose.

The changes in the carrying amount of goodwill by operating segment were as follows:

	ATK Thiokol	Ammunition	Precision Systems	Advanced Propulsion & Space Systems	Other	Total
Balance at March 31, 2005	$461,862	$171,337	$74,240	$291,267	$155,700	$1,154,406
Adjustments				13,243		13,243
Balance at July 3, 2005	$461,862	$171,337	$74,240	$304,510	$155,700	$1,167,649

The adjustments to Advanced Propulsion and Space Systems’ goodwill during the quarter ended July 3, 2005 were primarily due to the recording of the final valuation of other intangible assets for the PSI Group resulting in an increase in goodwill, as well as adjustments of deferred taxes related to the PSI Group acquisition.

Included in deferred charges and other non-current assets as of July 3, 2005 are other intangible assets of $87,973, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite.  Also included in deferred charges and other non-current assets as of July 3, 2005 are amortizing intangible assets consisting of contracts and customer relationships, as follows:

Gross carrying amount	$46,801
Accumulated amortization	(9,943)
Net carrying amount	$36,858

These assets are being amortized over their estimated useful lives, which range from two to 12 years. The recording of the final valuation of intangible assets for the PSI Group resulted in a decrease to amortizing intangible assets during the quarter ended July 3, 2005. Amortization expense for the quarters ended July 3, 2005 and July 4, 2004 was $2,178 and $1,627, respectively. ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2006	$6,604
Fiscal 2007	6,856
Fiscal 2008	5,238
Fiscal 2009	2,923
Fiscal 2010	2,266
Thereafter	12,971
Total	$36,858

4.              Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which, if exercised, would dilute EPS. In computing EPS for the quarters ended July 3, 2005 and July 4, 2004, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended
	July 3, 2005	July 4, 2004
Basic shares outstanding	37,035	37,456
Dilutive effect of stock options	581	629
Diluted shares outstanding	37,616	38,085

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	7	181

5.              Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters ended July 3, 2005 and July 4, 2004 were as follows:

	Quarters Ended
	July 3, 2005	July 4, 2004
Net income	$37,220	$27,574
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $58 and $(51)	(95)	82
Change in fair value of available-for-sale securities, net of income taxes of $(136) and $21	221	(34)
Total other comprehensive income	126	48
Total comprehensive income	$37,346	$27,622

6.              Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	July 3, 2005	March 31, 2005
Employee benefits and insurance	$41,406	$42,624
Warranty	14,469	13,869
Interest	11,088	16,193
Environmental remediation	7,957	7,899
Other	52,454	55,859
Total other current accrued liabilities	$127,374	$136,444

Environmental remediation	$53,291	$50,974
Management deferred compensation plan	29,147	26,491
Supplemental employee retirement plan	25,207	24,550
Interest rate swaps	10,202	18,948
Minority interest in joint venture	7,289	7,180
Other	10,502	11,001
Total other long-term liabilities	$135,638	$139,144

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The product warranties relate primarily to the commercial launch structures (within the ATK Thiokol segment), as well as barrier systems programs (within the Precision Systems segment) on which production was completed in fiscal 2000 and which included a ten-year warranty from the date of delivery. The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter ended July 3, 2005:

Balance at March 31, 2005	$13,869
Warranties issued	991
Changes related to preexisting warranties	(391)
Balance at July 3, 2005	$14,469

7.              Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	July 3, 2005	March 31, 2005
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$263,250
Term B Loan		$266,553
Revolving Credit Facility due 2009
8.50% Senior Subordinated Notes due 2011	396,004	387,492
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,139,254	1,134,045
Less current portion	27,000	2,692
Long-term debt	$1,112,254	$1,131,353

On May 5, 2005, ATK entered into an amendment to its $700,000 Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility).  At March 31, 2005, prior to the amendment, the Senior Credit Facility was comprised of a Term B Loan of approximately $266,553 maturing in 2011 and a $300,000 Revolving Credit Facility maturing in 2009. The amendment to the Senior Credit Facility was entered into in order to refinance the Term B Loan with the issuance of a new term loan in the amount of $270,000 (the Term A Loan) maturing in 2009.  The Term A Loan requires quarterly principal payments of $6,750 through December 2008 and a final payment of $168,750 in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4,700 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 4.66% at July 3, 2005. As of July 3, 2005, the interest rate on the Term A Loan was 6.17% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.30% at July 3, 2005. As of July 3, 2005, ATK had no borrowings against its $300,000 revolving credit facility and had outstanding letters of credit of $74,232, which reduced amounts available on the revolving facility to $225,768. ATK’s weighted average interest rate on short-term borrowings was 4.80% during the quarter ended July 3, 2005.

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

In February 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes) that mature on February 15, 2024. Interest on the 2.75% Convertible Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2004. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the 2.75% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 2.75% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 2.75% Convertible Notes in cash at any time on or after August 20, 2009. Holders of the 2.75% Convertible Notes may require ATK to repurchase in cash some or all of the 2.75% Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 2.75% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 2.75% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the 2.75% Convertible Notes.

In May 2001, ATK issued $400,000 aggregate principal amount of 8.50% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. In May 2002, ATK entered into two nine-year interest-rate swaps, with a $100,000 notional value each, and in March 2004 entered into a seven-year swap, with a $200,000 notional value, discussed below, against the Senior Subordinated Notes. The carrying value of the Senior Subordinated Notes was decreased to $396,004 at July 3, 2005 and $387,492 at March 31, 2005 as a result of these swaps.  The outstanding Senior Subordinated Notes are general unsecured obligations. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of July 3, 2005, the interest rate on the Senior Subordinated Notes was 7.03% after taking into account the related interest rate swap agreements, which are discussed below.

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

The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of fiscal 2006	$20,250
Fiscal 2007	27,000
Fiscal 2008	27,000
Fiscal 2009	189,000
Fiscal 2010	—
Thereafter	876,004
Total	$1,139,254

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 62% as of July 3, 2005 and March 31, 2005.

Net cash paid for interest totaled $20,060 in the quarter ended July 3, 2005 and $17,532 in the quarter ended July 4, 2004.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 3, 2005, ATK was in compliance with the covenants.

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

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of July 3, 2005, ATK had the following interest rate swaps:

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Cash flow hedges:
Amortizing swap	$40,000	$(310)	5.25%	3.09%	December 2005
Amortizing swap	40,000	(316)	5.27%	3.09%	December 2005
Non-amortizing swap	100,000	(6,205)	6.06%	3.10%	November 2008
Derivative obligation		(6,831)

			Receive Fixed	Pay Floating
Fair value hedges:
Non-amortizing swap	100,000	490	8.50%	7.60%	May 2011
Non-amortizing swap	100,000	(348)	8.50%	7.81%	May 2011
Non-amortizing swap	200,000	(3,910)	8.50%	8.18%	May 2011
Derivative obligation		(3,768)
		$(10,599)

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

In May 2002, ATK entered into two nine-year swaps, with a $100,000 notional value each, against ATK’s Senior Subordinated Notes. In fiscal 2003, ATK re-couponed these swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to LIBOR plus 3.7% and the receipt of $16,750 in cash, which is included in other long-term liabilities and is being amortized to reduce interest expense through May 2011.

The fair market value of ATK’s interest rate swaps was $(10,599) at July 3, 2005, an increase of $7,628 since March 31, 2005. Of the fair market value of $(10,599), $(10,202) was recorded within other long-term liabilities on the balance sheet, $(593) was in other current liabilities, and $196 was within other current assets.

8.     Employee Benefit Plans

	Pension Benefits Quarters Ended		Postretirement Benefits Quarters Ended
Components of Net Periodic Benefit Cost	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Service cost	$12,200	$10,289	$126	$247
Interest cost	29,325	28,377	3,539	5,292
Expected return on plan assets	(36,875)	(37,363)	(960)	(983)
Amortization of unrecognized net loss	8,975	4,920	1,643	2,278
Amortization of unrecognized prior service cost	(225)	(206)	(2,326)	(1,075)
Net periodic benefit cost before special termination benefits cost	13,400	6,017	2,022	5,759
Special termination benefits costs		813		1,905
Net periodic benefit cost	$13,400	$6,830	$2,022	$7,664

During the quarter ended July 4, 2004, ATK recorded special termination benefits costs in the pension plans of $813 and other postretirement benefit (PRB) plans of $1,905 in connection with the closure of the Twin Cities Army Ammunition Plant (TCAAP), as discussed in Note 12.

Employer Contributions.  During the quarter ended July 3, 2005, ATK contributed $643 of pension payments directly to retirees and $6,296 to its other PRB plans. Consistent with previous expectations, ATK anticipates contributing a total of $15,000 to its qualified pension plans, $4,100 directly to retirees, and $21,500 to its other PRB plans during fiscal 2006.

9.              Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarters ended July 3, 2005 and July 4, 2004 represent effective tax rates of 29.4% and 36.3%, respectively.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The effective tax rate of 29.4% for the quarter ended July 3, 2005 differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and the following items which decrease the rate:  extraterritorial income (ETI) exclusion tax benefits, research and development (R&D) tax credits, qualified domestic manufacturing deduction (DMD) and the net benefit of discrete tax items, as explained further below.  The effective income tax rate of 36.3% for the quarter ended July 4, 2004 also differed from the federal statutory rate due to state income taxes, ETI benefits and R&D credits.

During the quarter ended July 3, 2005, the Company recorded net discrete tax benefits of $3,011.  Of this amount, $4,791 of benefit resulted from settlement of the IRS audit for fiscal 2002 and 2003 and related revisions in state liabilities recorded.  In addition, $1,780 of additional expense was recorded to reduce the expected benefits related to federal and state ETI and R&D credits for fiscal 2004 and 2005 to revised estimates.

Amounts accrued for potential federal and state tax assessments total $21,457 and $28,892 at July 3, 2005 and March 31, 2005, respectively.  The accruals relate to federal and state tax issues such as the tax benefits from the ETI deduction, the DMD deduction, the amount of R&D tax credits claimed, and other federal and state issues.

The U.S. Internal Revenue Service (IRS) has completed its examinations through fiscal 2003 and all matters with the IRS have been agreed upon for those years.  The refunds for fiscal 2002 and 2003 are tentative pending review by the Congressional Joint Committee on Taxation.  There are currently no IRS examinations in process.

Income tax refunds, net of payments made, totaled $6,699 during the quarter ended July 3, 2005 and $7,768 for the quarter ended July 4, 2004.  The refunds received were estimated tax payments paid during the prior fiscal year.

10.       Stock-Based Compensation

ATK offers stock-based employee compensation plans and accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock awards are recorded as compensation expense over the vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to stockholders’ equity. The following table illustrates the effect on net income and earnings per share if ATK had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock options.

	Quarters Ended
	July 3, 2005	July 4, 2004

Net income, as reported	$37,220	$27,574
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,740)	(1,526)
Pro forma net income	$35,480	$26,048

Earnings per share:
Basic—as reported	$1.01	$0.74
Basic—pro forma	0.96	0.70
Diluted—as reported	0.99	0.72
Diluted—pro forma	0.94	0.68

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

On March 12, 2002, a civil action was filed against ATK in the U.S. District Court for the Southern District of California, National Metal Technologies, Inc. and National Manufacturing Technologies, Inc. v. Alliant Techsystems Inc., et al., asserting various claims arising in connection with an agreement under which National Metal Technologies, Inc. (NMT) agreed to supply ATK with ammunition links for small- and medium-caliber ammunition. Specifically, the plaintiffs alleged that they were entitled to damages in excess of $30,000 for alleged breach of contract, violation of the antitrust laws, and tortious interference with prospective economic advantage as a result of ATK’s termination of the supply agreement in 2001. ATK denied these allegations and alleged that the agreement was terminated as a result of NMT’s default. On March 24, 2005, ATK and NMT agreed to settle the litigation for $6,000.  The $6,000 was recorded within other accrued liabilities at March 31, 2005 and was paid during the quarter ended July 3, 2005.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.50% as of July 3, 2005 and 3.00% as of March 31, 2005. The decrease in the rate during the quarter ended July 3, 2005 resulted in additional expense of approximately $800. The following is a summary of the amounts recorded for environmental remediation:

	July 3, 2005		March 31, 2005
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(70,464)	$41,947	$(70,791)	$40,213
Unamortized discount	9,216	(4,527)	11,918	(5,907)
Discounted (liability) receivable	$(61,248)	$37,420	$(58,873)	$34,306

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $61,248 discounted liability as of July 3, 2005, $7,957 was recorded within other current liabilities and $53,291 was recorded within other long-term liabilities. Of the $37,420 discounted receivable, $6,147 was recorded within other current assets and $31,273 was recorded within other non-current assets. As of July 3, 2005, the estimated discounted range of reasonably possible costs of environmental remediation was $61,248 to $99,925.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies, including the following:

•                  reductions or changes in NASA or U.S. Government military spending,

•                  increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

•                  government laws and other rules and regulations applicable to ATK, such as procurement and environmental remediation,

•                  intense competition,

•                  program terminations,

•                  contract novation,

•                  supplier contract negotiations and difficulties in the supplier qualification process,

•                  supply, availability, and costs of raw materials and components, and

•                  fires or explosions at any of ATK’s facilities.

12.  Restructuring Charges

In fiscal 2004 and 2005, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005.   ATK expects Army approval for the final exit from TCAAP in fiscal 2006.  In connection with these restructuring and related activities, ATK recorded costs of approximately $14,700 in fiscal 2004 and 2005, primarily for employee termination benefits (including $2,718 for special termination benefits for pension and other postretirement benefits (PRB) in fiscal 2005), facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2005 was approximately $800 (not including the $2,718 impact on the pension and other PRB plans).  During the quarter ended July 3, 2005, approximately $400 was disbursed and an additional $200 in costs were recorded. The liability as of July 3, 2005 was approximately $600 (not including the impact on the pension and other PRB plans). ATK expects minimal additional costs will be recorded for these restructuring and related activities.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV.  In connection with this move, ATK recorded costs of approximately $5,200 during fiscal 2005 related primarily to employee termination benefits and accelerated depreciation.  These costs were recorded within cost of sales in the Precision Systems segment.  The liability related to these costs as of March 31, 2005 was approximately $2,300.  During the quarter ended July 3, 2005, approximately $3,300 was disbursed and an additional $2,000 in costs were recorded.  The liability as of July 3, 2005 was approximately $1,000. ATK expects to incur additional costs of approximately $3,000 during the remainder of fiscal year 2006 primarily related to relocation and production line start-up costs.

13.  Stock Repurchases

On August 3, 2004, ATK’s Board of Directors authorized the repurchase of up to 2,000,000 shares through March 2006. In February and March of 2005, ATK repurchased 713,900 shares for approximately $50,000.  During the quarter ended July 3, 2005, ATK also repurchased 350,800 shares for approximately $25,000.

14.       Operating Segment Information

ATK has five operating segments: ATK Thiokol, Ammunition, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research. These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.

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

The following summarizes ATK’s results by operating segment:

	Quarters Ended
	July 3, 2005	July 4, 2004
Sales to external customers:
ATK Thiokol	$230,640	$208,031
Ammunition	247,005	199,611
Precision Systems	127,640	112,052
Advanced Propulsion and Space Systems	110,725	77,890
Other	40,982	46,811
Total external sales	756,992	644,395
Intercompany sales:
ATK Thiokol	3,034	626
Ammunition	3,739	4,998
Precision Systems	8,624	4,351
Advanced Propulsion and Space Systems	14,340	8,085
Corporate and Other	(29,737)	(18,060)
Total intercompany sales	—	—
Total sales	$756,992	$644,395

Income before interest, income taxes, and minority interest:
ATK Thiokol	$32,151	$32,866
Ammunition	20,514	12,829
Precision Systems	9,461	11,379
Advanced Propulsion and Space Systems	11,897	1,488
Corporate and Other	(3,842)	(223)
Income before interest, income taxes, and minority interest	$70,181	$58,339

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

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. We undertake no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s fiscal 2005 Annual Report on Form 10-K.  Additional information regarding these factors may be contained in ATK’s filings with the Securities and Exchange Commission, especially on Forms 8-K.

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

•                  The ATK Thiokol segment, which generated 30% of ATK’s external sales in the quarter ended July 3, 2005, is a solid propellant rocket motor manufacturer, providing motors for human access to space (Space Shuttle), land- and sea-based strategic missiles, commercial and government space launch vehicles, and missile defense interceptors. The segment also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials and structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

•                  The Ammunition segment, which contributed 33% of ATK’s external sales in the quarter ended July 3, 2005, supplies small caliber military ammunition, medium caliber ammunition, medium-caliber gun systems, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition related products.

•                  The Precision Systems segment, which generated 17% of ATK’s external sales in the quarter ended July 3, 2005, develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, tactical rocket motors and warheads, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, and lithium and lithium-ION batteries for military and aerospace applications.

•                  The Advanced Propulsion and Space Systems segment, which accounted for 15% of ATK’s external sales in the quarter ended July 3, 2005, supplies highly engineered propulsion solutions for missile defense, space, strategic, tactical, and commercial applications, and advanced ordnance and control systems; high-performance structures for space launch vehicles, rocket motor casings, military and commercial aircraft; telescope, satellite and spacecraft, launch vehicles, satellite pressurant and liquid propellant tanks, optical benches, and antenna reflectors; and advanced hypervelocity and air-breathing propulsion systems for aerospace vehicles and weapon systems.

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

In January 2004, President Bush announced a new vision for space exploration, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The new program anticipates that the Space Shuttle will be retired from service as early as 2010, to be replaced by a new spacecraft and supporting exploration launch systems. The impact of this change, if any, on ATK is not currently known, but ATK believes that the Reusable Solid Rocket Motors (RSRM) will continue to be part of the NASA launch system supporting space exploration objectives as ATK believes that its RSRM and RSRM derivatives will be important to achieving an affordable launch system for the alternatives now under consideration. The Space Shuttle returned to flight July 26, 2005, however, NASA announced that it has concerns with the foam applied to the liquid fuel tank and would delay future Shuttle flights until the issue can be addressed.  ATK expects that this delay will continue to have a minimal impact on sales in the foreseeable future.

ATK management believes that the key to ATK’s continued success is to focus on performance, simplicity, and affordability, and that ATK’s future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures on procurement and research and development accounts mount. ATK will concentrate on developing the “faster, farther, more accurate, and more lethal” systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks. ATK’s transformational weapons such as AARGM, BTERM, PGMM and MRM are aimed squarely at this growing market. At the same time, ATK believes it is on the leading edge of technologies essential to “generation after next” weapons and platforms - advanced sensor/seeker integration, directed energy, weapon data links, high-speed, long-range projectiles, thermal-resistant materials, reactive materials, and scramjet engines are examples.

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2005 (fiscal 2005). The accounting policies used in preparing ATK’s interim fiscal 2006 consolidated financial statements are the same as those described in ATK’s Annual Report, except as described in this report in Note 2, New Accounting Pronouncements, to the unaudited consolidated financial statements.

In preparing the consolidated financial statements, ATK follows accounting principles generally accepted in the United States. The preparation of these financial statements requires ATK to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. ATK re-evaluates its estimates on an on-going basis. ATK’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

ATK believes its critical accounting policies are those related to:

•                  revenue recognition,

•                  environmental remediation and compliance,

•                  employee benefit plans,

•                  income taxes, and

•                  acquisitions and goodwill.

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s fiscal 2005 Annual Report on Form 10-K.

Space Shuttle Contract

ATK is the sole manufacturer of the Reusable Solid Rocket Motors (RSRM) for NASA’s Space Shuttle. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. The RSRM program represented 15% of ATK’s total sales in the quarter ended July 3, 2005.

As a result of the investigation of the February 1, 2003 Columbia failure and temporary suspension of Space Shuttle flights, NASA directed ATK on June 3, 2003 to slow down the production rate of RSRM motor segments, but to maintain necessary and critical staffing skills. Therefore, the production slowdown has not and is not expected to significantly impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing are the items being most affected by the slowdown, but the reduction to raw materials purchase quantities is expected to be partially offset by materials pricing increases and increases in program safety and supplier viability initiatives. ATK has also been selected to provide Space Shuttle Booster Separation Motors and has developed and provided a repair system for the Orbiter Wing Leading Edge. The Space Shuttle returned to flight July 26, 2005, however, NASA announced that it has concerns with the foam applied to the liquid fuel tank and would delay future Shuttle flights until the issue can be addressed. ATK expects this delay to continue to have a minimal impact on sales in the foreseeable future.

Restructuring Charges

In fiscal 2004 and 2005, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005.   ATK expects Army approval for the final exit from TCAAP in fiscal 2006.  In connection with these restructuring and related activities, ATK recorded costs of approximately $14.7 million in fiscal 2004 and 2005, primarily for employee termination benefits (including $2.7 million for special termination benefits for pension and other postretirement benefits (PRB) in fiscal 2005), facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2005 was approximately $0.8 million (not including the $2.7 million impact on the pension and other PRB plans).  During the quarter ended July 3, 2005, approximately $0.4 million was disbursed and an additional $0.2 million in costs were recorded. The liability as of July 3, 2005 was approximately $0.6 million (not including the impact on the pension and other PRB plans). ATK expects minimal additional costs will be recorded for these restructuring and related activities.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV.  In connection with this move, ATK recorded costs of approximately $5.2 million during fiscal 2005 related primarily to employee termination benefits and accelerated depreciation.  These costs were recorded within cost of sales in the Precision Systems segment.  The liability related to these costs as of March 31, 2005 was approximately $2.3 million.  During the quarter ended July 3, 2005, approximately $3.3 million was disbursed and an additional $2.0 million in costs were recorded.  The liability as of July 3, 2005 was approximately $1.0 million. ATK expects to incur additional costs of approximately $3.0 million during the remainder of fiscal year 2006 primarily related to relocation and production line start-up costs.

Results of Operations

Acquisitions

ATK did not make any acquisitions during the quarter ended July 3, 2005.

During fiscal 2005, ATK acquired the PSI Group, which includes Pressure Systems Inc., Programmed Composites Inc., and AEC – Able Engineering Company, Inc., for $164.2 million in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthened ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. The PSI Group is included in the Advanced Propulsion and Space Systems segment.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of the PSI Group are included in ATK’s consolidated financial statements since the date of acquisition.

Sales

The following is a summary of each operating segment’s external sales (in millions):

	Quarters Ended
	July 3, 2005	July 4, 2004	$ Change	% Change

ATK Thiokol	$230.7	$208.0	$22.7	10.9%
Ammunition	247.0	199.6	47.4	23.7%
Precision Systems	127.6	112.1	15.5	13.8%
Advanced Propulsion and Space Systems	110.7	77.9	32.8	42.1%
Other	41.0	46.8	(5.8)	(12.4)%
Total sales	$757.0	$644.4	$112.6	17.5%

The increase in sales was primarily driven by organic growth in many of the existing businesses, along with sales from The PSI Group which was acquired during the past year, as described above.

ATK Thiokol.  The increase in sales was due to:

•                  an increase of $13 million on the Minuteman III Propulsion Replacement program, mainly due to the transfer of all work previously performed by Pratt & Whitney to ATK,

•                  a $7 million increase in reusable solid rocket motors and related services due to an increase in return to flight activity, and

•                  an increase of $7 million in flares and decoys.

Ammunition.  The increase in sales was driven by:

•                  a $34 million increase in military small-caliber ammunition produced by the Lake City Army Ammunition Plant, and

•                  a $12 million increase in medium-caliber ammunition and gun systems due to increased volume.

Partially offsetting these increases was a net decrease of $5 million on various propellant and energetic materials programs.

Precision Systems.  The increase in sales was due to:

•                  an increase of $18 million in precision munitions, principally the Precision-Guided Mortar Munition and Extended Range Munition programs,

•                  a $5 million increase in missile systems, principally due to increased systems design and development on the Advanced Anti-Radiation Guided Missile (AARGM), and

•                  an increase of $4 million in defense electronics, primarily the AAR-47 missile warning system program.

Partially offsetting these increases was a $7 million decline in fuzes and proximity sensors due to moving the fuze production operations as discussed above.

Advanced Propulsion and Space Systems.  The increase in sales was due to:

•     the acquisition of the PSI Group during the second quarter of fiscal 2005 which added $24 million to first quarter fiscal 2006 sales, and

•     an increase of $11 million in missile defense, principally SM-3 in connection with increased support of deployment rounds, as well as the Kinetic Energy Interceptor program.

Gross Profit

	Quarters Ended
(amounts in millions)	July 3, 2005	As a % of Sales	July 4, 2004	As a % of Sales	Change

Gross profit	$133.4	17.6%	$112.8	17.5%	$20.6

The increase in gross profit was driven by higher sales, the lack of a prior year charge of $7 million due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program within the Advanced Propulsion Space Systems segment, and a net decrease of approximately $3.1 million for total restructuring and related activities as a result of the restructuring activities discussed above.  These increases were partially offset by a net increase in pension and other postretirement benefit costs of $3.6 million (not including the $2.7 million in special termination costs related to the TCAAP restructuring activities incurred in the prior year) along with a charge for weather-related property damage.

Operating Expenses

	Quarters Ended
(amounts in millions)	July 3, 2005	As a % of Sales	July 4, 2004	As a % of Sales	Change

Research and development	$9.9	1.3%	$6.0	0.9%	$3.9
Selling	18.0	2.4%	17.8	2.8%	0.2
General and administrative	35.3	4.7%	30.7	4.8%	4.6
Total	$63.2	8.4%	$54.5	8.5%	$8.7

Operating expenses increased primarily due to an increase in research and development costs due to increased activity primarily within the ATK Thiokol segment, an increase in general and administrative expenses due to increased headcount, and the inclusion of the PSI Group which was acquired in the past year.

Income Before Interest, Income Taxes, and Minority Interest

	Quarters Ended
(amounts in millions)	July 3, 2005	As a % of Sales	July 4, 2004	As a % of Sales	Change

ATK Thiokol	$32.1	13.8%	$32.9	15.7%	$(0.8)
Ammunition	20.5	8.2%	12.8	6.3%	7.7
Precision Systems	9.5	6.9%	11.4	9.8%	(1.9)
Advanced Propulsion and Space Systems	11.9	9.5%	1.5	1.7%	10.4
Corporate and Other	(3.8)		(0.3)		(3.5)
Total	$70.2	9.3%	$58.3	9.1%	$11.9

The increase in income before interest, income taxes, and minority interest was due to higher sales along with the program-related changes within the operating segments as discussed below.

ATK Thiokol.  The decrease was mainly due to lower profit on commercial and ground-based midcourse defense contracts, partially offset by the increased volume for the Minuteman III Propulsion Replacement Program and flares and decoys.

Ammunition.  The increase was driven by the lack of $5 million of restructuring and related activities costs incurred in the prior year along with higher sales on military small- and medium-caliber ammunition and gun systems.

Precision Systems.  The decrease was primarily due to $2 million of restructuring and related activities costs for moving the fuze production operations, as discussed above.

Advanced Propulsion and Space Systems.  The increase was primarily driven by the lack of a prior year charge of $7 million due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program, as well as income generated by the PSI Group.

Corporate and Other.  The net expense of Corporate and other primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, partially offset by income generated by ATK Mission Research.  The decrease was primarily driven by a charge for weather-related property damage.

Interest Expense

Net interest expense for the quarter ended July 3, 2005 was $17.3 million, an increase of $2.4 million compared to $14.9 million in the comparable quarter of fiscal 2005. This increase was due to a higher average outstanding debt balance and a higher average borrowing rate.

Income Tax Provision

	Quarters Ended
(amounts in millions)	July 3, 2005	Effective Rate	July 4, 2004	Effective Rate	Change

Income tax provision	$15.5	29.4%	$15.8	36.3%	$(0.3)

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarters ended July 3, 2005 and July 4, 2004 represent effective tax rates of 29.4% and 36.3%, respectively.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The effective tax rate of 29.4% for the quarter ended July 3, 2005 differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and the following items which decrease the rate:  extraterritorial income (ETI) exclusion tax benefits, research and development (R&D) tax credits, qualified domestic manufacturing deduction (DMD) and the net benefit of discrete tax items, as explained further below.  The effective income tax rate of 36.3% for the quarter ended July 4, 2004 also differed from the federal statutory rate due to state income taxes, ETI benefits and R&D credits.

During the quarter ended July 3, 2005, the Company recorded net discrete tax benefits of $3.0 million.  Of this amount, $4.8 million of benefit resulted from settlement of the IRS audit for fiscal 2002 and 2003 and related revisions in state liabilities recorded.  In addition, $1.8 million of additional expense was recorded to reduce the expected benefits related to federal and state ETI and R&D credits for fiscal 2004 and 2005 to revised estimates.

The IRS has completed its examinations through fiscal 2003 and all matters with the IRS have been agreed upon for those years.  The refunds for fiscal 2002 and 2003 are tentative pending review by the Congressional Joint Committee on Taxation.  There are currently no IRS examinations in process.

Minority Interest

The minority interest in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

Net Income

Net income for the quarter ended July 3, 2005 was $37.2 million, an increase of $9.6 million compared to $27.6 million in the comparable quarter of fiscal 2005. The increase was due to a gross profit increase of $20.6 million and decrease in the income tax provision of $0.3 million, offset by increases in operating expenses of $8.7 million and net interest expense of $2.4 million.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Flows

Cash provided by operating activities for the quarter ended July 3, 2005 totaled $7 million compared to $26 million used in the comparable period of the prior year. This improvement was primarily due to a $24 million reduction in cash used for accrued compensation due to higher payroll accruals primarily related to timing and a decrease in deferred compensation payouts, as well as higher net income and improved working capital management.

Cash used for investing activities totaled $7 million, compared to $10 million used in the comparable period of the prior year due to a reduction in capital expenditures due primarily to higher expenditures in fiscal 2005 related to a new facility for the Ammunition segment. ATK expects fiscal 2006 capital expenditures to approximate $70 million.

Cash used for financing activities totaled $6 million, compared to $12 million provided in the comparable period of the prior year. Cash provided by the change in cash overdrafts decreased $9 million. Proceeds from the issuance of debt increased $270 million offset by an increase in payments on bank debt of $272 million. Proceeds from employee stock compensation plans decreased $5 million, primarily in connection with decreased stock option exercises. During the quarter ended July 3, 2005, ATK repurchased 350,800 shares of its common stock, at a cost of approximately $25 million.

Consistent with previous expectations, ATK anticipates contributing a total of $15 million to its qualified pension plans, $4.1 million directly to retirees, and $21.5 million to its other PRB plans during fiscal 2006.

ATK typically generates cash flows from operating activities in excess of its commitments. ATK has several strategic opportunities for capital deployment, which may include debt repayments, stock repurchases, funding acquisitions, and other alternatives.

Debt

Long-term debt, including the current portion, consisted of the following (in thousands):

	July 3, 2005	March 31, 2005
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$263,250
Term B Loan		$266,553
Revolving Credit Facility due 2009
8.50% Senior Subordinated Notes due 2011	396,004	387,492
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,139,254	1,134,045
Less current portion	27,000	2,692
Long-term debt	$1,112,254	$1,131,353

On May 5, 2005, ATK entered into an amendment to its $700 million Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility).  At March 31, 2005, prior to the amendment, the Senior Credit Facility was comprised of a Term B Loan of approximately $266.6 million maturing in 2011 and a $300 million Revolving Credit Facility maturing in 2009. The amendment to the Senior Credit Facility was entered into in order to refinance the Term B Loan with the issuance of a new term loan in the amount of $270 million (the Term A Loan) maturing in 2009.  The Term Loan A requires quarterly principal payments of $6.8 million through December 2008 and a final payment of $169 million in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4.7 million are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 4.66% at July 3, 2005. As of July 3, 2005, the interest rate on the Term A Loan was 6.17% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.30% at July 3, 2005. As of July 3, 2005, ATK had no borrowings against its $300 million revolving credit facility and had outstanding letters of credit of $74.2 million, which reduced amounts available on the revolving facility to $225.8 million. ATK’s weighted average interest rate on short-term borrowings was 4.80% during the quarter ended July 3, 2005.

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

In February 2004, ATK issued $280 million aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes) that mature on February 15, 2024. Interest on the 2.75% Convertible Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2004. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the 2.75% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 2.75% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 2.75% Convertible Notes in cash at any time on or after August 20, 2009. Holders of the 2.75% Convertible Notes may require ATK to repurchase in cash some or all of the 2.75% Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1,000 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 2.75% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 2.75% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $8.6 million are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the 2.75% Convertible Notes.

In May 2001, ATK issued $400 million aggregate principal amount of 8.50% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. In May 2002, ATK entered into two nine-year interest-rate swaps, with a $100 million notional value each, and in March 2004 entered into a seven-year swap, with a $200 million notional value, discussed below, against the Senior Subordinated Notes. The carrying value of the Senior Subordinated Notes was decreased to $396.0 million at July 3, 2005 and $387.5 million at March 31, 2005 as a result of these swaps.  The outstanding Senior Subordinated Notes are general unsecured obligations. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of July 3, 2005, the interest rate on the Senior Subordinated Notes was 7.03% after taking into account the related interest rate swap agreements, which are discussed below.

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

The scheduled minimum loan payments on outstanding long-term debt are as follows (in thousands):

Remainder of fiscal 2006	$20,250
Fiscal 2007	27,000
Fiscal 2008	27,000
Fiscal 2009	189,000
Fiscal 2010	—
Thereafter	876,004
Total	$1,139,254

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 62% as of July 3, 2005 and March 31, 2005.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 3, 2005, ATK was in compliance with the covenants.

Moody’s Investors Service has assigned ATK an issuer rating of B1 with a stable outlook and assigned a Ba2 rating to ATK’s Senior Credit Facility. Standard & Poor’s Ratings Services has assigned ATK a BB- corporate credit rating with a positive outlook and assigned a BB rating to the Senior Credit Facility.

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

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of July 3, 2005, ATK had the following interest rate swaps (in thousands):

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Cash flow hedges:
Amortizing swap	$40,000	$(310)	5.25%	3.09%	December 2005
Amortizing swap	40,000	(316)	5.27%	3.09%	December 2005
Non-amortizing swap	100,000	(6,205)	6.06%	3.10%	November 2008
Derivative obligation		(6,831)

			Receive Fixed	Pay Floating
Fair value hedges:
Non-amortizing swap	100,000	490	8.50%	7.60%	May 2011
Non-amortizing swap	100,000	(348)	8.50%	7.81%	May 2011
Non-amortizing swap	200,000	(3,910)	8.50%	8.18%	May 2011
Derivative obligation		(3,768)
		$(10,599)

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

In May 2002, ATK entered into two nine-year swaps, with a $100 million notional value each, against ATK’s Senior Subordinated Notes. In fiscal 2003, ATK re-couponed these swap contracts. The transaction resulted in resetting the interest rate from LIBOR plus 2.3% to

LIBOR plus 3.7% and the receipt of $16.8 million in cash, which is included in other long-term liabilities and is being amortized to reduce interest expense through May 2011.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.50% as of July 3, 2005 and 3.00% as of March 31, 2005. The decrease in the rate during the quarter ended July 3, 2005 resulted in additional expense of approximately $0.8 million. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	July 3, 2005		March 31, 2005
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(70,464)	$41,947	$(70,791)	$40,213
Unamortized discount	9,216	(4,527)	11,918	(5,907)
Discounted (liability) receivable	$(61,248)	$37,420	$(58,873)	$34,306

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $61.2 million discounted liability as of July 3, 2005, $7.9 million was recorded within other current liabilities and $53.3 million was recorded within other long-term liabilities. Of the $37.4 million discounted receivable, $6.1 million was recorded within other current assets and $31.3 million was recorded within other non-current assets. As of July 3, 2005, the estimated discounted range of reasonably possible costs of environmental remediation was $61.2 million to $99.9 million.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies, including the following:

•                  reductions or changes in NASA or U.S. Government military spending,

•                  increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

•                  government laws and other rules and regulations applicable to ATK, such as procurement and environmental remediation,

•                  intense competition,

•                  program terminations,

•                  contract novation,

•                  supplier contract negotiations and difficulties in the supplier qualification process,

•                  supply, availability, and costs of raw materials and components, and

•                  fires or explosions at any of ATK’s facilities.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the unaudited consolidated financial statements in Item 1 of this report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in ATK’s market risk during the quarter ended July 3, 2005. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

As of July 3, 2005, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the quarter ended July 3, 2005, there were no changes in ATK’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1 – May 1	350,800	$71.18	350,800
May 2 – May 29	9,376	68.88	—
May 30 – July 3	76	70.55	—
Fiscal quarter ended July 3, 2005	360,252	$71.12	350,800	935,300

(1)  Of the transactions noted, 9,452 shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or performance shares, which were granted under ATK’s incentive compensation plans.

(2)  On August 3, 2004, ATK’s Board of Directors authorized the repurchase of up to 2,000,000 shares through March 2006. ATK repurchased 713,900 shares for approximately $50 million under that program as of March 31, 2005.  During the quarter ended July 3, 2005, ATK also repurchased 350,800 shares for approximately $25 million under that program.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.1	Form of Restricted Stock Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 6, 2005).
10.2

Description of annual cash bonus payments for the fiscal year ended March 31, 2005 and performance awards for the three-year performance period ended March 31 to the Registrant’s named executive officers (incorporated by reference to Item 1.01 of Form 8-K dated May 6, 2005).

10.3	Description of retirement arrangement between the Registrant and Donald E. Shaffer (incorporated by reference to Item 1.01 of Form 8-K dated May 6, 2005).
10.4

Amendment No. 1 to Credit Agreement, dated as of May 5, 2005, among ATK, as the Borrower; the Lenders named therein; Bank of America, N.A. (“Bank of America”) as Swing Line Lender; Bank of America, Calyon New York Branch (f/k/a Credit Lyonnais New York Branch), U.S. Bank National Association and JPMorgan Chase Bank, as L/C Issuers; and Bank of America, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.2 of Form 8-K dated May 11, 2005).

10.5	Description of cancellation of performance awards granted to certain executive officers (incorporated by reference to Exhibit 1.01 of Form 8-K/A dated June 16, 2005).
10.6	Description of regrant of performance awards and form of Performance Award Agreement (incorporated by reference to Item 1.01 and Exhibit 10.2 of Form 8-K dated August 4, 2005).
10.7	Alliant Techsystems Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K dated August 4, 2005).
31.1	Rule 13a-14a Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: August 10, 2005	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)