Form 10-Q
period 2005-10-02
ALLIANT TECHSYSTEMS INC
filed 2005-11-07
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of October 31, 2005, 36,646,737 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

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
Item 6. Exhibits
Signatures
Exhibit Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED		SIX MONTHS ENDED
(In thousands except per share data)	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Sales	$772,092	$673,050	$1,529,084	$1,317,445
Cost of sales	621,647	552,159	1,245,236	1,082,933
Gross profit	150,445	120,891	283,848	234,512
Operating expenses:
Research and development	14,196	7,698	24,077	13,229
Selling	19,309	16,085	37,285	35,262
General and administrative	38,676	35,662	74,041	66,236
Total operating expenses	72,181	59,445	135,403	114,727
Income before interest, income taxes, and minority interest	78,264	61,446	148,445	119,785
Interest expense	(17,044)	(15,549)	(34,514)	(30,532)
Interest income	241	388	368	483
Income before income taxes and minority interest	61,461	46,285	114,299	89,736
Income tax provision	21,207	16,369	36,716	32,120
Income before minority interest	40,254	29,916	77,583	57,616
Minority interest, net of income taxes	102	18	211	144
Net income	$40,152	$29,898	$77,372	$57,472

Earnings per common share:
Basic	$1.08	$0.80	$2.09	$1.53
Diluted	1.07	0.78	2.06	1.51

Weighted-average number of common shares outstanding:
Basic	37,027	37,590	37,026	37,507
Diluted	37,646	38,094	37,625	38,076

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	October 2, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$37,820	$12,772
Net receivables	608,318	626,711
Net inventories	142,644	125,190
Deferred income tax asset	29,066	30,754
Other current assets	35,711	37,987
Total current assets	853,559	833,414
Net property, plant, and equipment	441,477	456,310
Goodwill	1,167,649	1,154,406
Prepaid and intangible pension assets	364,284	362,158
Deferred charges and other non-current assets	189,501	209,522
Total assets	$3,016,470	$3,015,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts		$6,092
Current portion of long-term debt	$27,000	2,692
Accounts payable	86,994	147,286
Contract advances and allowances	44,961	31,717
Accrued compensation	106,574	107,509
Accrued income taxes	36,075
Other accrued liabilities	140,707	136,444
Total current liabilities	442,311	431,740
Long-term debt	1,099,727	1,131,353
Deferred income tax liability	9,442	8,279
Postretirement and postemployment benefits liability	202,415	209,893
Accrued pension liability	409,042	409,042
Other long-term liabilities	137,999	139,144
Total liabilities	2,300,936	2,329,451
Contingencies (Note 11)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding 36,646,605 shares at October 2, 2005 and 37,248,241 at March 31, 2005	416	416
Additional paid-in-capital	444,130	449,883
Retained earnings	852,011	774,639
Unearned compensation	(2,136)	(1,674)
Accumulated other comprehensive loss	(253,148)	(259,590)
Common stock in treasury, at cost, 4,910,493 shares held at October 2, 2005 and 4,308,857 shares held at March 31, 2005	(325,739)	(277,315)
Total stockholders’ equity	715,534	686,359
Total liabilities and stockholders’ equity	$3,016,470	$3,015,810

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
(In thousands)	October 2, 2005	October 3, 2004
Operating activities
Net income	$77,372	$57,472
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	34,137	32,949
Amortization of intangible assets and unearned compensation	6,962	4,667
Deferred income tax	6,762	(1,604)
Loss on disposal of property	266	2,102
Minority interest, net of income taxes	211	144
Changes in assets and liabilities:
Net receivables	16,814	(65,570)
Net inventories	(20,227)	13,411
Accounts payable	(60,292)	(40,332)
Contract advances and allowances	13,244	(12,275)
Accrued compensation	900	(34,018)
Accrued income taxes	36,318	42,327
Accrued environmental	(1,174)	138
Pension and other postretirement benefits	(9,604)	10,858
Other assets and liabilities	14,662	17,582
Cash provided by operating activities	116,351	27,851
Investing activities
Capital expenditures	(20,430)	(24,603)
Acquisition of business		(164,198)
Proceeds from the disposition of property, plant, and equipment	1,371	289
Cash used for investing activities	(19,059)	(188,512)
Financing activities
Change in cash overdrafts	(6,092)
Payments made on bank debt	(280,053)	(2,000)
Proceeds from issuance of long-term debt	270,000	200,000
Payments made for debt issue costs	(699)	(5,567)
Net purchase of treasury shares	(69,908)	(25,988)
Proceeds from employee stock compensation plans	14,508	18,333
Cash (used for) provided by financing activities	(72,244)	184,778
Increase in cash and cash equivalents	25,048	24,117
Cash and cash equivalents - beginning of period	12,772	24,306
Cash and cash equivalents - end of period	$37,820	$48,423

See Notes to the Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Quarter Ended October 2, 2005

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.             Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (fiscal 2005). Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of October 2, 2005, and its results of operations and cash flows for the quarters and six months ended October 2, 2005 and October 3, 2004.

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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47) which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. ATK does not expect FIN 47 will have a material effect on ATK’s consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No. 123(R)).  This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.   SFAS No. 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.  In April 2005 the required effective date of SFAS No. 123(R) was deferred to the first fiscal year beginning after June 15, 2005.  As of the effective date, this Statement applies to all new awards granted as well as awards modified, repurchased, or cancelled.  Additionally, compensation cost for stock-based awards that has not previously been recognized will be recognized as the remaining service is rendered.  ATK plans to apply SFAS No. 123(R) using the modified prospective method as of April 1, 2006 (fiscal 2007).  ATK is in the process of determining the impact SFAS No. 123(R) will have on its consolidated financial statements upon adoption.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges.  The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred by ATK beginning in fiscal 2007.  ATK does not expect SFAS No. 151 will have a material impact on ATK’s consolidated financial statements upon adoption in fiscal 2007.

3.             Acquisitions and Goodwill

ATK did not make any acquisitions during the six months ended October 2, 2005.

During fiscal 2005, ATK acquired the PSI Group, which included Pressure Systems Inc. (renamed ATK Space Systems Inc. as of October 3, 2005), Programmed Composites Inc., and AEC – Able Engineering Company, Inc., for $164,198 in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthened ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. The PSI Group is included in the Advanced Propulsion and Space Systems segment. The purchase price allocation for the PSI Group was finalized as of July 3, 2005. None of the goodwill generated in this acquisition will be deductible for tax purposes.

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

The changes in the carrying amount of goodwill by operating segment were as follows:

	ATK Thiokol	Ammunition	Precision Systems	Advanced Propulsion & Space Systems	Other	Total
Balance at March 31, 2005	$461,862	$171,337	$74,240	$291,267	$155,700	$1,154,406
Adjustments				13,243		13,243
Balance at October 2, 2005	$461,862	$171,337	$74,240	$304,510	$155,700	$1,167,649

The adjustments to Advanced Propulsion and Space Systems’ goodwill during the quarter ended July 3, 2005 were primarily due to the recording of the final valuation of other intangible assets for the PSI Group resulting in an increase in goodwill, as well as adjustments of deferred taxes related to the PSI Group acquisition.  No adjustments were made during the quarter ended October 2, 2005.

Included in deferred charges and other non-current assets as of October 2, 2005 are other intangible assets of $87,973, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite.  Also included in deferred charges and other non-current assets as of October 2, 2005 are amortizing intangible assets consisting of contracts and customer relationships, as follows:

Gross carrying amount	$46,801
Accumulated amortization	(12,120)
Net carrying amount	$34,681

These assets are being amortized over their estimated useful lives, which range from two to 12 years. Amortization expense for the quarter and six months ended October 2, 2005 was $2,177 and $4,355, respectively. Amortization expense for the quarter and six months ended October 3, 2004 was $1,382, and $3,009, respectively. ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2006	$4,403
Fiscal 2007	6,856
Fiscal 2008	5,238
Fiscal 2009	2,923
Fiscal 2010	2,266
Thereafter	12,995
Total	$34,681

4.             Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which, if exercised, would dilute EPS. In computing EPS for the quarters and six months ended October 2, 2005 and October 3, 2004, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Six Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Basic shares outstanding	37,027	37,590	37,026	37,507
Dilutive effect of stock options	619	504	599	569
Diluted shares outstanding	37,646	38,094	37,625	38,076

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	4	47	10	48

5.             Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and six months ended October 2, 2005 and October 3, 2004 were as follows:

	Quarters Ended		Six Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net income	$40,152	$29,898	$77,372	$57,472
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $3,659, $1,557, $3,601, and $1,608, respectively	5,971	2,540	5,876	2,623
Change in fair value of available-for-sale securities, net of income taxes of $211, $(34), $347, and $(55), respectively	345	(55)	566	(89)
Total other comprehensive income	6,316	2,485	6,442	2,534
Total comprehensive income	$46,468	$32,383	$83,814	$60,006

In addition to the interest rate swaps used to manage interest costs and the risk associated with changing interest rates of long-term debt as discussed in Note 7, ATK also uses derivatives to hedge certain commodity price risks.

6.             Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	October 2, 2005	March 31, 2005
Employee benefits and insurance	$39,040	$42,624
Warranty	15,092	13,869
Interest	16,751	16,193
Environmental remediation	8,990	7,899
Other	60,834	55,859
Total other current accrued liabilities	$140,707	$136,444

Environmental remediation	$50,854	$50,974
Management deferred compensation plan	29,744	26,491
Supplemental employee retirement plan	25,849	24,550
Interest rate swaps	14,907	18,948
Minority interest in joint venture	7,391	7,180
Other	9,254	11,001
Total other long-term liabilities	$137,999	$139,144

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The product warranties relate primarily to the commercial launch structures (within the ATK Thiokol segment), as well as barrier systems programs (within the Precision Systems segment) on which production was completed in fiscal 2000 and which included a ten-year warranty from the date of delivery. The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter and six months ended October 2, 2005:

Balance at March 31, 2005	$13,869
Warranties issued	991
Changes related to preexisting warranties	(391)
Balance at July 3, 2005	14,469
Warranties issued	633
Changes related to preexisting warranties	(10)
Balance at October 2, 2005	$15,092

7.             Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	October 2, 2005	March 31, 2005
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$256,500
Term B Loan		$266,553
Revolving Credit Facility due 2009
8.50% Senior Subordinated Notes due 2011	390,227	387,492
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,126,727	1,134,045
Less current portion	27,000	2,692
Long-term debt	$1,099,727	$1,131,353

On May 5, 2005, ATK entered into an amendment to its $700,000 Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility).  At March 31, 2005, prior to the amendment, the Senior Credit Facility was comprised of a Term B Loan of approximately $266,553 maturing in 2011 and a $300,000 Revolving Credit Facility maturing in 2009. The amendment to the Senior Credit Facility was entered into in order to refinance the Term B Loan with the issuance of a new term loan in the amount of $270,000 (the Term A Loan) maturing in 2009.  The Term A Loan requires quarterly principal payments of $6,750 through December 2008 and a final payment of $168,750 in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4,700 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 4.69% at October 2, 2005. As of October 2, 2005, the interest rate on the Term A Loan was 6.24% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.30% at October 2, 2005. As of October 2, 2005, ATK had no borrowings against its $300,000 revolving credit facility and had outstanding letters of credit of $73,636, which reduced amounts available on the revolving facility to $226,364. ATK’s weighted average interest rate on short-term borrowings was 6.25% during the quarter ended October 2, 2005.

In August 2004, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on the 3.00% Convertible Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of the 3.00% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 3.00% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 3.00% Convertible Notes in cash at any time on or after August 20, 2014. Holders of the 3.00% Convertible Notes may require ATK to repurchase in cash some or all of the 3.00% Convertible Notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 3.00% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 3.00% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 3.00% Convertible Notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $4,800 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase the 3.00% Convertible Notes.

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

In May 2001, ATK issued $400,000 aggregate principal amount of 8.50% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. In May 2002, ATK entered into two nine-year interest-rate swaps, with a $100,000 notional value each, and in March 2004 entered into a seven-year swap, with a $200,000 notional value, discussed below, against the Senior Subordinated Notes. The carrying value of the Senior Subordinated Notes was decreased to $390,227 at October 2, 2005 and $387,492 at March 31, 2005 as a result of these swaps.  The outstanding Senior Subordinated Notes are general unsecured obligations. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of October 2, 2005, the interest rate on the Senior Subordinated Notes was 7.54% after taking into account the related interest rate swap agreements, which are discussed below.

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

The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of fiscal 2006	$13,500
Fiscal 2007	27,000
Fiscal 2008	27,000
Fiscal 2009	189,000
Fiscal 2010	—
Thereafter	870,227
Total	$1,126,727

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 61% as of October 2, 2005 and 62% as of March 31, 2005.

Net cash paid for interest totaled $31,282 in the six months ended October 2, 2005 and $26,777 in the six months ended October 3, 2004.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of October 2, 2005, ATK was in compliance with the covenants.

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

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of October 2, 2005, ATK had the following interest rate swaps:

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Cash flow hedges:
Amortizing swap	$40,000	$(124)	5.25%	3.49%	December 2005
Amortizing swap	40,000	(125)	5.27%	3.49%	December 2005
Non-amortizing swap	100,000	(5,134)	6.06%	3.50%	November 2008
Derivative obligation		(5,383)

			Receive Fixed	Pay Floating
Fair value hedges:
Non-amortizing swap	100,000	(760)	8.50%	7.60%	May 2011
Non-amortizing swap	100,000	(1,731)	8.50%	7.81%	May 2011
Non-amortizing swap	200,000	(6,628)	8.50%	8.18%	May 2011
Derivative obligation		(9,119)
		$(14,502)

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

The fair market value of ATK’s interest rate swaps was $(14,502) at October 2, 2005, an improvement of $3,725 since March 31, 2005. Of the fair market value of $(14,502), $(14,907) was recorded within other long-term liabilities on the balance sheet, $(246) was in other current liabilities, and $651 was within other current assets.

8.             Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Service cost	$12,194	$10,076	$24,394	$20,365
Interest cost	29,309	28,607	58,634	56,984
Expected return on plan assets	(36,855)	(37,431)	(73,730)	(74,794)
Amortization of unrecognized net loss	8,970	5,113	17,945	10,033
Amortization of unrecognized prior service cost	(225)	(224)	(450)	(430)
Net periodic benefit cost before settlement / special termination benefits cost	13,393	6,141	26,793	12,158
Settlement		6,402		6,402
Special termination benefits costs				813
Net periodic benefit cost	$13,393	$12,543	$26,793	$19,373

	Postretirement Benefits
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Service cost	$125	$255	$251	$502
Interest cost	3,500	4,521	7,039	9,813
Expected return on plan assets	(950)	(999)	(1,910)	(1,982)
Amortization of unrecognized net loss	1,625	1,300	3,268	3,578
Amortization of unrecognized prior service cost	(2,300)	(1,113)	(4,626)	(2,188)
Net periodic benefit cost before special termination benefits cost	2,000	3,964	4,022	9,723
Special termination benefits costs				1,905
Net periodic benefit cost	$2,000	$3,964	$4,022	$11,628

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

Employer Contributions.  During the six months ended October 2, 2005, ATK contributed $25,798 of pension payments to its qualified pension plans, $1,294 directly to retirees, and $12,078 to its other PRB plans. ATK does not anticipate making any additional contributions to its qualified pension plans during fiscal 2006.  Consistent with previous expectations, ATK anticipates contributing a total of $4,100 directly to retirees and $21,500 to its other PRB plans during fiscal 2006.

9.             Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarter and six months ended October 2, 2005 represent effective tax rates of 34.5% and 32.1%, respectively.  The income tax provisions for the quarter and six months ended October 3, 2004 represent effective rates of 35.4% and 35.8%, respectively.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The effective tax rate of 32.1% for the six months ended October 2, 2005 differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and the following items which decrease the rate:  extraterritorial income (ETI) exclusion tax benefits, research and development (R&D) tax credits, qualified domestic manufacturing deduction (DMD) and the net benefit of discrete tax items, as explained further below.  The effective income tax rate of 35.8% for the six months ended October 3, 2004 also differed from the federal statutory rate due to state income taxes, ETI benefits and R&D credits.

During the six months ended October 2, 2005, the Company recorded net discrete tax benefits of $3,357.  Of this amount, $5,020 of benefit resulted from settlement of the U.S. Internal Revenue Service (IRS) audit for fiscal 2002 and 2003 and related revisions in state liabilities.  In addition, $1,354 of expense was recorded to adjust the fiscal 2005 tax provision amounts to the returns as filed and $309 of net expense was recorded for adjustments related to fiscal years prior to 2005.

Amounts accrued for potential federal and state tax assessments total $20,078 and $28,892 at October 2, 2005 and March 31, 2005 respectively.  The accruals relate to federal and state tax issues such as the tax benefits from the ETI exclusion, the DMD deduction, the amount of R&D tax credits claimed, and other federal and state issues.

The IRS has completed its examinations through fiscal 2003 and all matters with the IRS have been agreed upon for those years.  The refunds for fiscal 2002 and 2003 were approved by the Congressional Joint Committee of Taxation on November 1, 2005.  There are currently no IRS examinations in process.

Income tax refunds, net of payments made, totaled $6,361 during the six months ended October 2, 2005 and $8,740 for the six months ended October 3, 2004.  The refunds received were estimated tax payments paid during the prior fiscal year.

The American Jobs Creation Act of 2004 (the Act) provides for a special deduction for qualified domestic production activities and a two-year phase-out of the existing ETI exclusion tax benefit for foreign sales which the World Trade Organization (WTO) ruled was an illegal export subsidy.  ATK is currently assessing the impact these two provisions will have on the fiscal 2006 income tax rate.

The European Union filed a complaint with the WTO challenging the transitional provisions of the Act.  On September 30, 2005 the WTO ruled that the Act failed to comply with their prior ruling.  The United States is expected to appeal the decision.  It is not possible to predict what impact this issue will have on future earnings or cash flows pending the final resolution of this matter.

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

	Quarters Ended		Six Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Net income, as reported	$40,152	$29,898	$77,372	$57,472
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,608)	(1,537)	(3,348)	(2,997)
Pro forma net income	$38,544	$28,361	$74,024	$54,475

Earnings per share:
Basic—as reported	$1.08	$0.80	$2.09	$1.53
Basic—pro forma	1.04	0.75	2.00	1.45
Diluted—as reported	1.07	0.78	2.06	1.51
Diluted—pro forma	1.02	0.74	1.97	1.43

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.75% as of October 2, 2005 and 3.00% as of March 31, 2005. The decrease in the rate during the six months ended October 2, 2005 resulted in additional expense of approximately $400. The following is a summary of the amounts recorded for environmental remediation:

	October 2, 2005		March 31, 2005
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(69,676)	$41,505	$(70,791)	$40,213
Unamortized discount	9,832	(5,054)	11,918	(5,907)
Discounted (liability) receivable	$(59,844)	$36,451	$(58,873)	$34,306

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $59,844 discounted liability as of October 2, 2005, $8,990 was recorded within other current liabilities and $50,854 was recorded within other long-term liabilities. Of the $36,451 discounted receivable, $6,504 was recorded within other current assets and $29,947 was recorded within other non-current assets. As of October 2, 2005, the estimated discounted range of reasonably possible costs of environmental remediation was $59,844 to $97,564.

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

12.          Restructuring Charges

In fiscal 2004 and 2005, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005.   ATK expects Army approval for the final exit from TCAAP in fiscal 2006.  In connection with these restructuring and related activities, ATK recorded costs of approximately $14,700 in fiscal 2004 and 2005, primarily for employee termination benefits (including $2,718 for special termination benefits for pension and other postretirement benefits (PRB) in fiscal 2005), facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2005 was approximately $800 (not including the $2,718 impact on the pension and other PRB plans).  During the quarter ended October 2, 2005, approximately $100 was disbursed. During the six months ended October 2, 2005, approximately $500 was disbursed and an additional $200 in costs were recorded. The liability as of October 2, 2005 was approximately $500 (not including the impact on the pension and other PRB plans). ATK expects to record minimal additional costs for these restructuring and related activities.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV.  In connection with this move, ATK recorded costs of approximately $5,200 during fiscal 2005 related primarily to employee termination benefits and accelerated depreciation.  These costs were recorded within cost of sales in the Precision Systems segment.  The liability related to these costs as of March 31, 2005 was approximately $2,300.  During the quarter ended October 2, 2005, approximately $2,200 was disbursed, an additional $2,200 in costs were recorded, and cash of $1,400 was received from the sale of the Janesville facility.  During the six months ended October 2, 2005, approximately $5,500 was disbursed, an additional $4,200 in costs were recorded, and cash of $1,400 was received from the sale of the Janesville facility.  The liability as of October 2, 2005 was approximately $1,000. ATK expects to incur additional costs of approximately $800 during the remainder of fiscal year 2006 primarily related to production line start-up costs.

13.  Stock Repurchases

On August 3, 2004, ATK’s Board of Directors authorized the repurchase of up to 2,000,000 shares through March 2006. In February and March of 2005, ATK repurchased 713,900 shares for approximately $50,000.  During the six months ended October 2, 2005, ATK repurchased a total of 941,200 shares for approximately $69,900.  As of October 2, 2005, there are 344,900 remaining shares authorized to be repurchased.

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

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Six Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Sales to external customers:
ATK Thiokol	$242,768	$211,050	$473,408	$419,081
Ammunition	252,009	224,481	499,014	424,092
Precision Systems	123,663	118,570	251,303	230,622
Advanced Propulsion and Space Systems	116,007	85,683	226,732	163,573
Other	37,645	33,266	78,627	80,077
Total external sales	772,092	673,050	1,529,084	1,317,445
Intercompany sales:
ATK Thiokol	3,455	1,142	6,489	1,768
Ammunition	2,082	3,490	5,821	8,488
Precision Systems	8,546	5,901	17,170	10,252
Advanced Propulsion and Space Systems	17,547	9,462	31,887	17,547
Corporate and other	(31,630)	(19,995)	(61,367)	(38,055)
Total intercompany sales	—	—	—	—
Total sales	$772,092	$673,050	$1,529,084	$1,317,445

Income before interest, income taxes, and minority interest:
ATK Thiokol	$34,496	$27,382	$66,647	$60,248
Ammunition	23,873	21,570	44,387	34,399
Precision Systems	10,071	11,046	19,532	22,425
Advanced Propulsion and Space Systems	13,110	8,201	25,007	9,689
Corporate and other	(3,286)	(6,753)	(7,128)	(6,976)
Income before interest, income taxes, and minority interest	$78,264	$61,446	$148,445	$119,785

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

•      The ATK Thiokol segment, which generated 31% of ATK’s external sales in the six months ended October 2, 2005, is a solid propellant rocket motor manufacturer, providing motors for human access to space (Space Shuttle), land- and sea-based strategic missiles, commercial and government space launch vehicles, and missile defense interceptors. The segment also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials and structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

•      The Ammunition segment, which contributed 33% of ATK’s external sales in the six months ended October 2, 2005, supplies small-caliber military ammunition, medium-caliber ammunition, medium-caliber gun systems, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•      The Precision Systems segment, which generated 16% of ATK’s external sales in the six months ended October 2, 2005, develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, tactical rocket motors and warheads, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, and lithium and lithium-ION batteries for military and aerospace applications.

•      The Advanced Propulsion and Space Systems segment, which accounted for 15% of ATK’s external sales in the six months ended October 2, 2005, supplies highly engineered propulsion solutions for missile defense, space, strategic, tactical, and commercial applications, and advanced ordnance and control systems; high-performance structures for space launch vehicles, rocket motor casings, military and commercial aircraft; telescope, satellite and spacecraft, launch vehicles, satellite pressurant and liquid propellant tanks, optical benches, and antenna reflectors; and advanced hypervelocity and air-breathing propulsion systems for aerospace vehicles and weapon systems.

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

As a supplier to the U.S. aerospace and defense industry, ATK is dependent on funding levels of the U.S. Department of Defense (DoD) and NASA. The U.S. defense industry has experienced significant changes over the past few years. During the 1990s, the DoD budget declined, but that trend has reversed during the 2000s due to continuing geopolitical uncertainties. While the DoD’s budget for procurement and research, development, test, and evaluation continues to grow each year, the degree of future growth is not known and it may slow or even contract. However, ATK believes it is well positioned in this budget environment to maintain or even increase its relative participation in the DoD budget, as it derives the majority of its DoD sales from products that are consumed (and then reprocured) in both tactical and training operations. ATK anticipates that, to the extent that future budget pressures mount, the majority of budget cuts would come in the areas where the DoD is developing new “platforms” - the vehicles used to deliver the weapons, including ships, aircraft, tanks and helicopters. Much of ATK’s product portfolio is “platform independent,” meaning it can be used in the legacy platforms of today (for example, M1A1 battle tanks and F-16 fighters), as well as in the platforms being developed for future use (for example, Future Combat Systems and Joint Strike Fighter). Therefore, if and when these future platform development programs come under budget pressures, ATK believes that it has limited exposure, relative to its industry peers.

In January 2004, President Bush announced a new vision for space exploration, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The new program anticipates that the Space Shuttle will be retired from service as early as 2010, to be replaced by a new spacecraft and supporting exploration launch systems. On September 19, 2005, NASA announced the results of its architecture study from which NASA chose the shuttle-derived option for its new launch system due to its superior safety, cost and its availability. This option includes the current four-segment Shuttle Solid Rocket Booster as the first stage for its new Apollo-style Crew Launch Vehicle (CLV) and two five-segment Shuttle Solid Rocket Boosters as the initial thrust for its Heavy Lift Launch Vehicle (HLLV) for the future NASA launch systems.  A technical directive under ATK’s current Reusable Solid Rocket Motors (RSRM) contract has been received from NASA for ATK to begin studying and planning for the use of the ATK RSRM in these two new systems.

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

Space Shuttle Contract

ATK is the sole manufacturer of the RSRM for NASA’s Space Shuttle. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. The RSRM program represented 14% of ATK’s total sales in the six months ended October 2, 2005.

As a result of the investigation of the February 1, 2003 Columbia failure and temporary suspension of Space Shuttle flights, NASA directed ATK on June 3, 2003 to slow down the production rate of RSRM motor segments, but to maintain necessary and critical staffing skills. The Space Shuttle returned to flight July 26, 2005, and the next launch is currently expected to be in May 2006.  The continued

production slowdown has not and is not expected to significantly impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing are the items being most affected by the slowdown, but the reduction to raw materials purchase quantities is expected to be partially offset by materials pricing increases due to the lower quantities being purchased and increases in program safety and supplier viability initiatives. In addition to ATK’s future role in the CLV and HLLV discussed above, ATK has also been selected to provide Space Shuttle Booster Separation Motors, which likely will be used for the HLLV, and has developed and provided a repair system for the Orbiter Wing Leading Edge.

Restructuring Charges

In fiscal 2004 and 2005, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005.   ATK expects Army approval for the final exit from TCAAP in fiscal 2006.  In connection with these restructuring and related activities, ATK recorded costs of approximately $14.7 million in fiscal 2004 and 2005, primarily for employee termination benefits (including $2.7 million for special termination benefits for pension and other postretirement benefits (PRB) in fiscal 2005), facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2005 was approximately $0.8 million (not including the $2.7 million impact on the pension and other PRB plans).  During the quarter ended October 2, 2005, approximately $0.1 million was disbursed.  During the six months ended October 2, 2005, approximately $0.5 million was disbursed and an additional $0.2 million in costs were recorded. The liability as of October 2, 2005 was approximately $0.5 million (not including the impact on the pension and other PRB plans). ATK expects to record minimal additional costs for these restructuring and related activities.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV.  In connection with this move, ATK recorded costs of approximately $5.2 million during fiscal 2005 related primarily to employee termination benefits and accelerated depreciation.  These costs were recorded within cost of sales in the Precision Systems segment.  The liability related to these costs as of March 31, 2005 was approximately $2.3 million.  During the quarter ended October 2, 2005, approximately $2.2 million was disbursed, an additional $2.2 million in costs were recorded, and cash of $1.4 million was received from the sale of the Janesville facility.  During the six months ended October 2, 2005, approximately $5.5 million was disbursed, an additional $4.2 million in costs were recorded, and cash of $1.4 million was received from the sale of the Janesville facility.  The liability as of October 2, 2005 was approximately $1.0 million. ATK expects to incur additional costs of approximately $0.8 million during the remainder of fiscal year 2006 primarily related to production line start-up costs.

Results of Operations

Acquisitions

ATK did not make any acquisitions during the quarter ended October 2, 2005.

During fiscal 2005, ATK acquired the PSI Group, which included Pressure Systems Inc. (renamed ATK Space Systems Inc. as of October 3, 2005), Programmed Composites Inc., and AEC – Able Engineering Company, Inc., for $164.2 million in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthened ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. The PSI Group is included in the Advanced Propulsion and Space Systems segment.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of the PSI Group are included in ATK’s consolidated financial statements since the date of acquisition.

Sales

The following is a summary of each operating segment’s external sales (in millions):

	Quarters Ended				Six Months Ended
	Oct 2, 2005	Oct 3, 2004	$ Change	% Change	Oct 2, 2005	Oct 3, 2004	$ Change	% Change

ATK Thiokol	$242.8	$211.0	$31.8	15.1%	$473.5	$419.0	$54.5	13.0%
Ammunition	252.0	224.5	27.5	12.2%	499.0	424.1	74.9	17.7%
Precision Systems	123.7	118.6	5.1	4.3%	251.3	230.6	20.7	9.0%
Advanced Propulsion and Space Systems	116.0	85.7	30.3	35.4%	226.7	163.6	63.1	38.6%
Other	37.6	33.3	4.3	12.9%	78.6	80.1	(1.5)	(1.9)%
Total sales	$772.1	$673.1	$99.0	14.7%	$1,529.1	$1,317.4	$211.7	16.1%

Quarter.

The increase in sales was primarily driven by organic growth in many of the existing businesses, along with sales from the PSI Group which was acquired during the past year, as described above.

ATK Thiokol.  The increase in sales was due to:

•     an increase of $19 million on the Minuteman III Propulsion Replacement program, mainly due to the transfer of all work previously performed by Pratt & Whitney to ATK,

•     an increase of $7 million in flares and decoys, and

•     a $3 million increase in the Space Shuttle program due to an increase in return to flight activity and the timing of material purchases.

Ammunition.  The increase in sales was driven by:

•    an $18 million increase in military small-caliber ammunition produced by the Lake City Army Ammunition Plant,

•    a $9 million increase in medium-caliber ammunition, and

•    a net increase of $3 million on various propellant and energetic materials programs.

Precision Systems.  The increase in sales was due to:

•     an increase of $11 million in precision munitions, principally the Precision-Guided Mortar Munition, Mid-Range Munition, and Extended Range Munition programs, and

•     a $6 million increase in missile systems, principally due to increased systems design and development on the Advanced Anti-Radiation Guided Missile (AARGM).

Partially offsetting these increases was a $4 million decline in fuzes and proximity sensors due to moving the fuze production operations, as discussed above, along with a $4 million decline in barrier systems.

Advanced Propulsion and Space Systems.  The increase in sales was due to:

•     the acquisition of the PSI Group at the end of the second quarter of fiscal 2005 which added $28 million to second quarter fiscal 2006 sales,

•     an increase of $9 million in missile defense, principally the Kinetic Energy Interceptor program, along with SM-3 in connection with increased support of deployment rounds, and

•     a $4 million increase in space and ordnance programs.

Partially offsetting these increases was a reduction in military aircraft of $9 million, primarily the Global Hawk program.

Six Months.

The increase in sales was primarily driven by organic growth in many of the existing businesses, along with sales from the PSI Group which was acquired during the past year, as described above.

ATK Thiokol.  The increase in sales was due to:

•     an increase of $32 million on the Minuteman III Propulsion Replacement program, mainly due to the transfer of all work previously performed by Pratt & Whitney to ATK,

•     an increase of $13 million in flares and decoys, and

•     a $10 million increase in the Space Shuttle program due to an increase in return to flight activity and the timing of material purchases.

Ammunition.  The increase in sales was driven by:

•    a $56 million increase in military small-caliber ammunition produced by the Lake City Army Ammunition Plant, and

•    a $19 million increase in medium-caliber ammunition and gun systems.

Precision Systems.  The increase in sales was due to:

•     an increase of $28 million in precision munitions, principally the Precision-Guided Mortar Munition, Mid-Range Munition, and Extended Range Munition programs,

•     an $11 million increase in missile systems, principally due to increased systems design and development on the Advanced Anti-Radiation Guided Missile (AARGM), and

•     an increase of $5 million in defense electronics, primarily the AAR-47 missile warning system program.

Partially offsetting these increases was a $12 million decline in fuzes and proximity sensors due to moving the fuze production operations, as discussed above, along with a $5 million decline in barrier systems.

Advanced Propulsion and Space Systems.  The increase in sales was due to:

•     the acquisition of the PSI Group at the end of the second quarter of fiscal 2005 which added $51 million to sales for the first half of fiscal 2006,

•     an increase of $20 million in missile defense, principally the Kinetic Energy Interceptor program, along with SM-3 in connection with increased support of deployment rounds, and

•     an $8 million increase in space and ordnance programs.

Partially offsetting these increases was a reduction in military aircraft of $10 million, primarily the Global Hawk program.

Gross Profit

	Quarters Ended					Six Months Ended
(amounts in millions)	Oct 2, 2005	As a % of Sales	Oct 3, 2004	As a % of Sales	Change	Oct 2, 2005	As a % of Sales	Oct 3, 2004	As a % of Sales	Change

Gross profit	$150.4	19.5%	$120.9	18.0%	$29.5	$283.8	18.6%	$234.5	17.8%	$49.3

Quarter.

The increase in gross profit was driven by higher sales along with higher margins.  These increases were partially offset by an increase in pension costs (excluding the $6.4 million settlement to recognize lump sum pension benefits that was recorded in general and administrative costs in the prior-year period).

Six Months.

The increase in gross profit was driven by higher sales and margins, a reduction in other postretirement benefit costs, and the lack of a prior year charge of $7 million due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program within the Advanced Propulsion Space Systems segment.  These increases were partially offset by an increase in pension costs (excluding the $6.4 million settlement to recognize lump sum pension benefits that was recorded in general and administrative costs in the prior-year period).

Operating Expenses

	Quarters Ended					Six Months Ended
(amounts in millions)	Oct 2, 2005	As a % of Sales	Oct 3, 2004	As a % of Sales	Change	Oct 2, 2005	As a % of Sales	Oct 3, 2004	As a % of Sales	Change

Research and development	$14.2	1.8%	$7.7	1.1%	$6.5	$24.1	1.6%	$13.2	1.0%	$10.9
Selling	19.3	2.5%	16.1	2.4%	3.2	37.3	2.4%	35.3	2.7%	2.0
General and administrative	38.7	5.0%	35.7	5.3%	3.0	74.0	4.8%	66.2	5.0%	7.8
Total	$72.2	9.3%	$59.5	8.8%	$12.7	$135.4	8.9%	$114.7	8.7%	$20.7

Operating expenses increased primarily due to an increase in research and development costs as a result of increased activity primarily within the ATK Thiokol segment.  General and administrative expenses increased due to increased headcount and other compensation-related costs along with the inclusion of the PSI Group that was acquired in the past year.  These increases were partially offset by the lack of a $6.4 million settlement charge in the prior-year period to recognize the impact of lump sum pension benefits that were paid.

Income Before Interest, Income Taxes, and Minority Interest

	Quarters Ended					Six Months Ended
(amounts in millions)	Oct 2, 2005	As a % of Sales	Oct 3, 2004	As a % of Sales	Change	Oct 2, 2005	As a % of Sales	Oct 3, 2004	As a % of Sales	Change

ATK Thiokol	$34.5	14.0%	$27.4	12.9%	$7.1	$66.6	13.9%	$60.3	14.3%	$6.3
Ammunition	23.9	9.4%	21.6	9.5%	2.3	44.4	8.8%	34.4	8.0%	10.0
Precision Systems	10.1	7.6%	11.0	8.9%	(0.9)	19.5	7.3%	22.4	9.3%	(2.9)
Advanced Propulsion and Space Systems	13.1	9.8%	8.2	8.6%	4.9	25.0	9.7%	9.7	5.3%	15.3
Corporate and other	(3.3)		(6.8)		3.5	(7.1)		(7.0)		(0.1)
Total	$78.3	10.1%	$61.4	9.1%	$16.9	$148.4	9.7%	$119.8	9.1%	$28.6

Quarter.

The increase in income before interest, income taxes, and minority interest was due to higher sales along with the program-related changes within the operating segments as discussed below.

ATK Thiokol.  The increase was mainly due to the increased volume for the Minuteman III Propulsion Replacement program and flares and decoys.

Ammunition.  The increase was driven by higher sales on military small-caliber ammunition.

Precision Systems.  The decrease was primarily due to $2 million of restructuring and related activities costs for moving the fuze production operations, as discussed above.

Advanced Propulsion and Space Systems.  The increase was primarily driven by income generated by the PSI Group.

Corporate and Other.  The net expense of Corporate and other primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, along with the results of operations of ATK Mission Research.

Six Months.

The increase in income before interest, income taxes, and minority interest was due to higher sales along with the program-related changes within the operating segments as discussed below.

ATK Thiokol.  The increase was mainly due to the increased volume for the Minuteman III Propulsion Replacement program and flares and decoys, partially offset by lower profit on commercial and ground-based midcourse defense contracts.

Ammunition.  The increase was driven by the lack of restructuring and related activities costs incurred in the prior year along with higher sales on military small- and medium-caliber ammunition and gun systems.

Precision Systems.  The decrease was primarily due to $4 million of restructuring and related activities costs for moving the fuze production operations, as discussed above, partially offset by increased margin on the AAR-47 missile warning system program.

Advanced Propulsion and Space Systems.  The increase was primarily driven by the lack of a prior year charge of $7 million due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program, along with income generated by the PSI Group.

Corporate and Other.  The net expense of Corporate and other primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, along with the results of operations of ATK Mission Research.

Interest Expense

Quarter.

Net interest expense for the quarter ended October 2, 2005 was $16.8 million, an increase of $1.6 million compared to $15.2 million in the comparable quarter of fiscal 2005. This increase was due to a higher average outstanding debt balance and a higher average borrowing rate.

Six Months.

Net interest expense for the six months ended October 2, 2005 was $34.1 million, an increase of $4.1 million compared to $30.0 million in the comparable six months of fiscal 2005. This increase was due to a higher average outstanding debt balance and a higher average borrowing rate.

Income Tax Provision

	Quarters Ended					Six Months Ended
(amounts in millions)	Oct 2, 2005	Effective Rate	Oct 3, 2004	Effective Rate	Change	Oct 2, 2005	Effective Rate	Oct 3, 2004	Effective Rate	Change

Income tax provision	$21.2	34.5%	$16.4	35.4%	$4.8	$36.7	32.1%	$32.1	35.8%	$4.6

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarter and six months ended October 2, 2005 represent effective tax rates of 34.5% and 32.1%, respectively.  The income tax provisions for the quarter and six months ended October 3, 2004 represent effective rates of 35.4% and 35.8%, respectively.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The effective tax rate of 32.1% for the six months ended October 2, 2005 differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and the following items which decrease the rate:  extraterritorial income (ETI) exclusion tax benefits, research and development (R&D) tax credits, qualified domestic manufacturing deduction (DMD) and the net benefit of discrete tax items, as explained further below.  The effective income tax rate of 35.8% for the six months ended October 3, 2004 also differed from the federal statutory rate due to state income taxes, ETI benefits and R&D credits.

During the six months ended October 2, 2005, the Company recorded net discrete tax benefits of $3.4 million.  Of this amount, $5.0 million of benefit resulted from settlement of the U.S. Internal Revenue Service (IRS) audit for fiscal 2002 and 2003 and related revisions in state liabilities.  In addition, $1.3 million of expense was recorded to adjust the fiscal 2005 tax provision amounts to the returns as filed and $0.3 million of net expense was recorded for adjustments related to fiscal years prior to 2005.

The IRS has completed its examinations through fiscal 2003 and all matters with the IRS have been agreed upon for those years.  The refunds for fiscal 2002 and 2003 were approved by the Congressional Joint Committee of Taxation on November 1, 2005.  There are currently no IRS examinations in process.

The American Jobs Creation Act of 2004 (the Act) provides for a special deduction for qualified domestic production activities and a two-year phase-out of the existing ETI exclusion tax benefit for foreign sales which the World Trade Organization (WTO) ruled was an illegal export subsidy.  ATK is currently assessing the impact these two provisions will have on the fiscal 2006 income tax rate.

The European Union filed a complaint with the WTO challenging the transitional provisions of the Act.  On September 30, 2005 the WTO ruled that the Act failed to comply with their prior ruling.  The United States is expected to appeal the decision.  It is not possible to predict what impact this issue will have on future earnings or cash flows pending the final resolution of this matter.

Minority Interest

The minority interest in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

Net Income

Quarter.

Net income for the quarter ended October 2, 2005 was $40.2 million, an increase of $10.3 million compared to $29.9 million in the comparable quarter of fiscal 2005. The increase was due to a gross profit increase of $29.6 million, offset by increases in operating expenses of $12.7 million, net interest expense of $1.6 million, and income tax expense of $4.8 million.

Six Months.

Net income for the six months ended October 2, 2005 was $77.4 million, an increase of $19.9 million compared to $57.5 million in the comparable six months of fiscal 2005. The increase was due to a gross profit increase of $49.3 million, offset by increases in operating expenses of $20.7 million, net interest expense of $4.1 million, and income tax expense of $4.6 million.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Flows

Cash provided by operating activities for the six months ended October 2, 2005 totaled $116.4 million, an increase of $88.5 million compared to $27.9 million provided in the comparable period of the prior year. This improvement was primarily due to better working capital positions including significant accounts receivable collections within the Ammunition and ATK Thiokol segments, a $34.9 million reduction in cash used for accrued compensation due to higher payroll accruals primarily related to timing and a decrease in deferred compensation payouts, as well as higher net income.  These improvements were partially offset by an increase in contributions to qualified pension plans.

Cash used for investing activities totaled $19.1 million, a decrease of $169.4 million compared to $188.5 million used in the comparable period of the prior year, primarily due to the acquisition of the PSI Group in the prior year for $164.2 million. ATK expects fiscal 2006 capital expenditures to approximate $70 million.

Cash used for financing activities totaled $72.2 million, compared to $184.8 million provided in the comparable period of the prior year. Proceeds from the issuance of debt increased $70.0 million offset by an increase in payments on bank debt of $278.1 million. Proceeds from employee stock compensation plans decreased $3.8 million, primarily in connection with decreased stock option exercises. During the six months ended October 2, 2005, ATK repurchased 941,200 shares of its common stock at a cost of approximately $69.9 million.

During the six months ended October 2, 2005, ATK contributed $25.8 million of pension payments to its qualified pension plans, $1.3 million directly to retirees, and $12.1 million to its other postretirement benefit (PRB) plans.  ATK does not anticipate making any additional contributions to its qualified pension plans during fiscal 2006.  Consistent with previous expectations, ATK anticipates contributing a total of $4.1 million directly to retirees and $21.5 million to its other PRB plans during fiscal 2006.

ATK typically generates cash flows from operating activities in excess of its commitments. ATK has several strategic opportunities for capital deployment, which may include debt repayments, stock repurchases, funding acquisitions, and other alternatives.

Debt

Long-term debt, including the current portion, consisted of the following (in thousands):

	October 2, 2005	March 31, 2005
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$256,500
Term B Loan		$266,553
Revolving Credit Facility due 2009
8.50% Senior Subordinated Notes due 2011	390,227	387,492
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,126,727	1,134,045
Less current portion	27,000	2,692
Long-term debt	$1,099,727	$1,131,353

On May 5, 2005, ATK entered into an amendment to its $700 million Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility).  At March 31, 2005, prior to the amendment, the Senior Credit Facility was comprised of a Term B Loan of approximately $266.6 million maturing in 2011 and a $300 million Revolving Credit Facility maturing in 2009. The amendment to the Senior Credit Facility was entered into in order to refinance the Term B Loan with the issuance of a new term loan in the amount of $270 million (the Term A Loan) maturing in 2009.  The Term Loan A requires quarterly principal payments of $6.8 million through December 2008 and a final payment of $168.8 million in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4.7 million are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 4.69% at October 2, 2005. As of October 2, 2005, the interest rate on the Term A Loan was 6.24% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.30% at October 2, 2005.  As of October 2, 2005, ATK had no borrowings against its $300 million revolving credit facility and had outstanding letters of credit of $73.6 million, which reduced amounts available on the revolving facility to $226.4 million. ATK’s weighted average interest rate on short-term borrowings was 6.25% during the quarter ended October 2, 2005.

In August 2004, ATK issued $200 million aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on the 3.00% Convertible Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of the 3.00% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 3.00% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 3.00% Convertible Notes in cash at any time on or after August 20, 2014. Holders of the 3.00% Convertible Notes may require ATK to repurchase in cash some or all of the 3.00% Convertible Notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1,000 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 3.00% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. On October 26, 2004, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 3.00% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 3.00% Convertible Notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price is below the conversion price. Debt issuance costs of approximately $4.8 million are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase the 3.00% Convertible Notes.

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

In May 2001, ATK issued $400 million aggregate principal amount of 8.50% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. In May 2002, ATK entered into two nine-year interest-rate swaps, with a $100 million notional value each, and in March 2004 entered into a seven-year swap, with a $200 million notional value, discussed below, against the Senior Subordinated Notes. The carrying value of the Senior Subordinated Notes was decreased to $390.2 million at October 2, 2005 and $387.5 million at March 31, 2005 as a result of these swaps.  The outstanding Senior Subordinated Notes are general unsecured obligations. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of October 2, 2005, the interest rate on the Senior Subordinated Notes was 7.54% after taking into account the related interest rate swap agreements, which are discussed below.

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

The scheduled minimum loan payments on outstanding long-term debt are as follows (in thousands):

Remainder of fiscal 2006	$13,500
Fiscal 2007	27,000
Fiscal 2008	27,000
Fiscal 2009	189,000
Fiscal 2010	—
Thereafter	870,227
Total	$1,126,727

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 61% as of October 2, 2005 and 62% as of March 31, 2005.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of October 2, 2005, ATK was in compliance with the covenants.

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

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of October 2, 2005, ATK had the following interest rate swaps (in thousands):

			Interest Rate
	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Cash flow hedges:
Amortizing swap	$40,000	$(124)	5.25%	3.49%	December 2005
Amortizing swap	40,000	(125)	5.27%	3.49%	December 2005
Non-amortizing swap	100,000	(5,134)	6.06%	3.50%	November 2008
Derivative obligation		(5,383)

			Receive Fixed	Pay Floating
Fair value hedges:
Non-amortizing swap	100,000	(760)	8.50%	7.60%	May 2011
Non-amortizing swap	100,000	(1,731)	8.50%	7.81%	May 2011
Non-amortizing swap	200,000	(6,628)	8.50%	8.18%	May 2011
Derivative obligation		(9,119)
		$(14,502)

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.75% as of October 2, 2005 and 3.00% as of March 31, 2005. The decrease in the rate during the six months ended October 2, 2005 resulted in additional expense of approximately $0.4 million. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	October 2, 2005		March 31, 2005
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(69,676)	$41,505	$(70,791)	$40,213
Unamortized discount	9,832	(5,054)	11,918	(5,907)
Discounted (liability) receivable	$(59,844)	$36,451	$(58,873)	$34,306

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $59.8 million discounted liability as of October 2, 2005, $9.0 million was recorded within other current liabilities and $50.8 million was recorded within other long-term liabilities. Of the $36.5 million discounted receivable, $6.5 million was recorded within other current assets and $30.0 million was recorded within other non-current assets. As of October 2, 2005, the estimated discounted range of reasonably possible costs of environmental remediation was $59.8 million to $97.6 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in ATK’s market risk during the quarter or six months ended October 2, 2005. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

As of October 2, 2005, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the quarter ended October 2, 2005, there were no changes in ATK’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

The description of certain environmental matters contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contingencies,” is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 4 – July 31	—	—	—
August 1 – August 28	90,000	$76.64	90,000
August 29 – October 2	500,400	75.98	500,400
Fiscal quarter ended October 2, 2005	590,400	$76.08	590,400	344,900

(1)    On August 3, 2004, ATK’s Board of Directors authorized the repurchase of up to 2,000,000 shares through March 2006. ATK repurchased 713,900 shares for approximately $50 million under that program as of March 31, 2005.  During the six months ended October 2, 2005, ATK also repurchased 941,200 shares for approximately $70 million under that program.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                On August 2, 2005, ATK held its annual meeting of stockholders.

(b)                               At the annual meeting, the stockholders elected the following persons as directors to serve until the next annual meeting of stockholders: Frances D. Cook, Gilbert F. Decker, Ronald R. Fogleman, David E. Jeremiah, Roman Martinez IV, Daniel J. Murphy, Robert W. RisCassi, Michael T. Smith, and William G. Van Dyke.

(c)                                At the annual meeting, the stockholders voted upon the following proposals: (1) election of nine directors, (2) ratification of the appointment of Deloitte & Touche LLP as ATK’s independent registered public accounting firm for the fiscal year ending March 31, 2006, (3) approval of the Alliant Techsystems Inc. 2005 Stock Incentive Plan and (4) a stockholder proposal. The voting results are as follows:

Proposal Number 1:  Election of Directors

	For	Withheld
Frances D. Cook	34,002,330	363,975

Gilbert F. Decker	34,139,455	226,850

Ronald R. Fogleman	33,622,121	744,184

David E. Jeremiah	34,116,175	250,130

Roman Martinez IV	34,005,099	361,206

Daniel J. Murphy	33,797,661	568,644

Robert W. RisCassi	34,131,424	234,881

Michael T. Smith	33,892,403	473,902

William G. Van Dyke	33,590,689	775,616

Proposal Number 2:  Ratification of the appointment of Deloitte & Touche LLP as ATK’s independent registered public accounting firm for the fiscal year ending March 31, 2006

For	Against	Abstain	Broker Non-Votes
33,843,012	473,181	50,112	—

Proposal Number 3:  Approval of 2005 Stock Incentive Plan

For	Against	Abstain	Broker Non-Votes
26,897,782	3,213,958	127,603	4,126,962

Proposal Number 4:  Stockholder proposal – Ethical Criteria for Military Contracts

For	Against	Abstain	Broker Non-Votes
1,654,356	27,277,176	1,307,811	4,126,962

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.1	Alliant Techsystems Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K dated August 2, 2005).
10.2	Description of re-grant of performance awards to certain executive officers (incorporated by reference to Item 1.01 of Form 8-K dated August 2, 2005).
10.3	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.2 of Form 8-K dated August 2, 2005).
10.4	Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated Effective January 1, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K dated September 15, 2005).
31.1	Rule 13a-14a Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: November 7, 2005	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)