Form 10-Q
period 2006-01-01
ALLIANT TECHSYSTEMS INC
filed 2006-02-03
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006

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

Yes ☐   No ☒

As of January 31, 2006, 36,478,737 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

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
Item 6. Exhibits
Signatures

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
(In thousands except per share data)	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Sales	$770,029	$684,493	$2,299,113	$2,001,938
Cost of sales	614,315	546,637	1,859,551	1,629,570
Gross profit	155,714	137,856	439,562	372,368
Operating expenses:
Research and development	11,024	10,242	35,101	23,471
Selling	19,527	16,732	56,812	51,994
General and administrative	37,001	28,979	111,042	95,215
Total operating expenses	67,552	55,953	202,955	170,680
Income before interest, income taxes, and minority interest	88,162	81,903	236,607	201,688
Interest expense	(17,189)	(17,492)	(51,703)	(48,024)
Interest income	573	162	941	645
Income before income taxes and minority interest	71,546	64,573	185,845	154,309
Income tax provision	24,323	16,621	61,039	48,741
Income before minority interest	47,223	47,952	124,806	105,568
Minority interest, net of income taxes	124	104	335	248
Net income	$47,099	$47,848	$124,471	$105,320

Earnings per common share:
Basic	$1.28	$1.27	$3.39	$2.80
Diluted	1.26	1.25	3.34	2.76

Weighted-average number of common shares outstanding:
Basic	36,714	37,718	36,716	37,576
Diluted	37,283	38,242	37,306	38,132

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	January 1, 2006	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$39,223	$12,772
Net receivables	648,862	626,711
Net inventories	154,814	125,190
Deferred income tax asset	29,065	30,754
Other current assets	38,641	37,987
Total current assets	910,605	833,414
Net property, plant, and equipment	438,983	456,310
Goodwill	1,167,649	1,154,406
Prepaid and intangible pension assets	351,768	362,158
Deferred charges and other non-current assets	185,665	209,522
Total assets	$3,054,670	$3,015,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts		$6,092
Current portion of long-term debt	$27,000	2,692
Accounts payable	105,099	147,286
Contract advances and allowances	38,926	31,717
Accrued compensation	95,549	107,509
Accrued income taxes	30,068
Other accrued liabilities	125,094	136,444
Total current liabilities	421,736	431,740
Long-term debt	1,091,679	1,131,353
Deferred income tax liability	10,749	8,279
Postretirement and postemployment benefits liability	198,081	209,893
Accrued pension liability	409,042	409,042
Other long-term liabilities	138,794	139,144
Total liabilities	2,270,081	2,329,451
Contingencies (Note 11)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding 36,640,315 shares at January 1, 2006 and 37,248,241 at March 31, 2005	366	372
Additional paid-in-capital	464,209	449,927
Retained earnings	899,110	774,639
Unearned compensation	(2,950)	(1,674)
Accumulated other comprehensive loss	(248,890)	(259,590)
Common stock in treasury, at cost, 4,916,783 shares held at January 1, 2006 and 4,308,857 shares held at March 31, 2005	(327,256)	(277,315)
Total stockholders’ equity	784,589	686,359
Total liabilities and stockholders’ equity	$3,054,670	$3,015,810

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
(In thousands)	January 1, 2006	January 2, 2005
Operating activities
Net income	$124,471	$105,320
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	52,377	50,613
Amortization of intangible assets and unearned compensation	10,518	8,117
Deferred income tax	5,459
Loss on disposal of property	296	2,386
Minority interest, net of income taxes	335	248
Changes in assets and liabilities:
Net receivables	(23,730)	(28,853)
Net inventories	(32,397)	(4,745)
Accounts payable	(42,187)	(38,667)
Contract advances and allowances	7,209	(8,444)
Accrued compensation	11,220	(25,102)
Accrued income taxes	30,311	56,284
Accrued environmental	(768)	454
Pension and other postretirement benefits	(1,422)	(16,201)
Other assets and liabilities	3,105	4,552
Cash provided by operating activities	144,797	105,962
Investing activities
Capital expenditures	(36,694)	(36,533)
Acquisition of business		(164,198)
Proceeds from the disposition of property, plant, and equipment	1,623	305
Cash used for investing activities	(35,071)	(200,426)
Financing activities
Change in cash overdrafts	(6,092)
Payments made on bank debt	(286,803)	(92,774)
Proceeds from issuance of long-term debt	270,000	200,000
Payments made for debt issue costs	(728)	(6,144)
Net purchase of treasury shares	(78,498)	(26,085)
Proceeds from employee stock compensation plans	18,846	22,082
Cash (used for) provided by financing activities	(83,275)	97,079
Increase in cash and cash equivalents	26,451	2,615
Cash and cash equivalents - beginning of period	12,772	24,306
Cash and cash equivalents - end of period	$39,223	$26,921

See Notes to the Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Quarter Ended January 1, 2006

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (fiscal 2005). Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of January 1, 2006, its results of operations for the quarters and nine months ended January 1, 2006 and January 2, 2005, and its cash flows for the nine months ended January 1, 2006 and January 2, 2005.

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

2.     New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable while carrying forward the provisions of APB Opinion No. 20 with respect to reporting a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (ATK’s fiscal 2007). ATK expects that the adoption of SFAS No. 154 will not have a material impact on ATK’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47) which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (ATK’s fiscal 2006). ATK expects that the adoption of FIN 47 in the fourth quarter of fiscal 2006 will not have a material effect on ATK’s consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No. 123(R)). This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. SFAS No. 123(R) is effective in the first fiscal year beginning after June 15, 2005 (ATK’s fiscal 2007). As of the effective date, this Statement applies to all new awards granted as well as awards modified, repurchased, or cancelled. Additionally, compensation cost for stock-based awards that has not previously been recognized will be recognized as the remaining service is rendered. ATK will adopt

SFAS No. 123(R) using the modified prospective method on or before April 1, 2006. ATK anticipates that the impact of adopting SFAS No. 123(R) will be a pre-tax expense of approximately $14,000 in fiscal 2007.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges. The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by ATK beginning in fiscal 2007. ATK expects that the adoption of SFAS No. 151 will not have a material impact on ATK’s consolidated financial statements.

3.     Acquisitions and Goodwill

ATK did not make any acquisitions during the nine months ended January 1, 2006.

During fiscal 2005, ATK acquired the PSI Group, which included Pressure Systems Inc. (renamed ATK Space Systems Inc. as of October 3, 2005), Programmed Composites Inc., and AEC — Able Engineering Company, Inc., for $164,198 in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthened ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. The PSI Group is included in the Advanced Propulsion and Space Systems segment. The purchase price allocation for the PSI Group was finalized as of July 3, 2005. None of the goodwill generated in this acquisition will be deductible for tax purposes.

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

The changes in the carrying amount of goodwill by operating segment were as follows:

	Ammunition	ATK Thiokol	Precision Systems	Advanced Propulsion & Space Systems	Other	Total
Balance at March 31, 2005	$171,337	$461,862	$74,240	$291,267	$155,700	$1,154,406
Adjustments				13,243		13,243
Balance at October 2, 2005	171,337	461,862	74,240	304,510	155,700	1,167,649
Adjustments
Balance at January 1, 2006	$171,337	$461,862	$74,240	$304,510	$155,700	$1,167,649

The adjustments to Advanced Propulsion and Space Systems’ goodwill during the six months ended October 2, 2005 were primarily due to the recording of the final valuation of other intangible assets for the PSI Group resulting in an increase in goodwill, as well as adjustments of deferred taxes related to the PSI Group acquisition. No acquisitions or adjustments were made during the quarter ended January 1, 2006.

Included in deferred charges and other non-current assets as of January 1, 2006 are other intangible assets of $87,973, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite. Also included in deferred charges and other non-current assets as of January 1, 2006 are amortizing intangible assets, as follows:

	Contracts	Customer Relationships	Total
Gross carrying amount	$19,944	$26,825	$46,769
Accumulated amortization	(10,210)	(4,079)	(14,289)
Net carrying amount	$9,734	$22,746	$32,480

These assets are being amortized over their estimated useful lives, which range from two to 12 years. Amortization expense for the quarter and nine months ended January 1, 2006 was $2,185 and $6,540, respectively. Amortization expense for the quarter and nine months ended January 2, 2005 was $2,411, and $5,420, respectively. ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2006	$2,202
Fiscal 2007	6,856
Fiscal 2008	5,238
Fiscal 2009	2,923
Fiscal 2010	2,266
Thereafter	12,995
Total	$32,480

4.     Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which, if exercised, would dilute EPS. In computing EPS for the quarters and nine months ended January 1, 2006 and January 2, 2005, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Nine Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Basic shares outstanding	36,714	37,718	36,716	37,576
Dilutive effect of stock options	569	524	590	556
Diluted shares outstanding	37,283	38,242	37,306	38,132

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	13	106	13	106

As discussed in Note 7, the contingently issuable shares associated with ATK’s convertible senior subordinated notes are not included in diluted earnings per share because ATK’s stock price is below the conversion price.

5.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and nine months ended January 1, 2006 and January 2, 2005 were as follows:

	Quarters Ended		Nine Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Net income	$47,099	$47,848	$124,471	$105,320
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $2,427, $811, $6,027, and $2,419, respectively	3,959	1,323	9,835	3,946
Change in fair value of available-for-sale securities, net of income taxes of $183, $345, $530, and $291, respectively	299	563	865	474
Total OCI	4,259	1,886	10,700	4,420
Total comprehensive income	$51,358	$49,734	$135,171	$109,740

In addition to the interest rate swaps used to manage interest costs and the risk associated with changing interest rates of long-term debt as discussed in Note 7, ATK also uses derivatives to hedge certain commodity price risks. As of January 1, 2006, ATK had a forward contract for 19,157,000 pounds of copper through January 2007, which had a fair value of $10,735, and a forward contract for 1,677 metric tons of zinc through January 2007, which had a fair value of $1,055. The contracts essentially establish a fixed price for the underlying commodities and have been designated and qualify as effective hedges of purchases of these commodities. The fair value of these contracts was recorded as a current asset and reflected in OCI as of and for the periods ended January 1, 2006. ATK expects substantially all of these amounts will be realized and reported in cost of sales during the next twelve months as the commodities are purchased. During the quarter ended January 1, 2006, accumulated OCI decreased by $3,670 for these contracts, which reduced cost of sales, offsetting the increased prices that ATK paid its suppliers for these commodities. Estimated and actual gains or losses will change during the next twelve months as market prices change.

6.     Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	January 1, 2006	March 31, 2005
Employee benefits and insurance	$41,407	$42,624
Warranty	14,931	13,869
Interest	9,294	16,193
Environmental remediation	7,060	7,899
Other	52,402	55,859
Total other current accrued liabilities	$125,094	$136,444

Environmental remediation	$51,184	$50,974
Management deferred compensation plan	29,982	26,491
Supplemental employee retirement plan	26,480	24,550
Interest rate swaps	15,095	18,948
Minority interest in joint venture	7,515	7,180
Other	8,538	11,001
Total other long-term liabilities	$138,794	$139,144

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The product warranties relate primarily to the commercial rocket motors (within the ATK Thiokol segment), as well as barrier systems programs (within the Precision Systems segment) on which production was completed in fiscal 2000 and which included a ten-year warranty from the date of delivery. The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter and nine months ended January 1, 2006:

Balance at March 31, 2005	$13,869
Warranties issued	1,624
Changes related to preexisting warranties	(401)
Balance at October 2, 2005	15,092
Warranties issued	164
Changes related to preexisting warranties	(325)
Balance at January 1, 2006	$14,931

7.     Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	January 1, 2006	March 31, 2005
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$249,750
Term B Loan		$266,553
Revolving Credit Facility due 2009
8.50% Senior Subordinated Notes due 2011	388,929	387,492
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,118,679	1,134,045
Less current portion	27,000	2,692
Long-term debt	$1,091,679	$1,131,353

On May 5, 2005, ATK entered into an amendment to its $700,000 Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility). At March 31, 2005, prior to the amendment, the Senior Credit Facility was comprised of a Term B Loan of $266,553 maturing in 2011 and a $300,000 Revolving Credit Facility maturing in 2009. The amendment to the Senior Credit Facility was entered into in order to refinance the Term B Loan with the issuance of a new term loan in the amount of $270,000 (the Term A Loan) maturing in 2009. The Term A Loan requires quarterly principal payments of $6,750 through December 2008 and a final payment of $168,750 in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4,500 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 5.49% at January 1, 2006. As of January 1, 2006, the interest rate on the Term A Loan was 6.10% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.30% at January 1, 2006. As of January 1, 2006, ATK had no borrowings against its $300,000 revolving credit facility and had outstanding letters of credit of $73,802, which reduced amounts available on the revolving facility to $226,198.

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

In May 2001, ATK issued $400,000 aggregate principal amount of 8.50% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. In May 2002, ATK entered into two nine-year interest-rate swaps, with a $100,000 notional value each, and in March 2004 entered into a seven-year swap, with a $200,000 notional value, discussed below, against the Senior Subordinated Notes. The carrying value of the Senior Subordinated Notes was decreased to $388,929 at January 1, 2006 and $387,492 at March 31, 2005 as a result of these swaps. The outstanding Senior Subordinated Notes are general unsecured obligations. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of January 1, 2006, the interest rate on the Senior Subordinated Notes was 8.28% after taking into account the related interest rate swap agreements, which are discussed below. Debt issuance costs of approximately $14,000 are being amortized to interest expense over ten years. On or after May 15, 2006, ATK has the right to redeem some or all of the Senior Subordinated Notes at a price of 104.25% of the principal amount.

The 3.00% Convertible Notes, the 2.75% Convertible Notes, and the Senior Subordinated Notes rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and irrevocably and unconditionally, by substantially all of ATK’s domestic subsidiaries. Subsidiaries of ATK other than the subsidiary guarantors are minor. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of fiscal 2006	$6,750
Fiscal 2007	27,000
Fiscal 2008	27,000
Fiscal 2009	189,000
Fiscal 2010	—
Thereafter	880,000
Total payments	$1,129,750

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 59% as of January 1, 2006 and 62% as of March 31, 2005.

Net cash paid for interest totaled $54,702 in the nine months ended January 1, 2006 and $45,931 in the nine months ended January 2, 2005.

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of January 1, 2006, ATK was in compliance with the covenants.

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

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of January 1, 2006, ATK had the following interest rate swaps:

			Interest Rate
Cash flow hedge:	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(4,024)	6.06%	4.53%	November 2008

Fair value hedges:			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	(1,427)	8.50%	8.34%	May 2011
Non-amortizing swap	100,000	(2,487)	8.50%	8.55%	May 2011
Non-amortizing swap	200,000	(7,554)	8.50%	8.92%	May 2011
Derivative obligation		(11,468)
		$(15,492)

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

The fair market value of ATK’s interest rate swaps was $(15,492) at January 1, 2006, an improvement of $2,735 since March 31, 2005. Of the fair market value of $(15,492), $(15,095) was recorded within other long-term liabilities and $(397) was within other current liabilities on the balance sheet.

8.     Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Service cost	$12,154	$10,502	$36,548	$30,867
Interest cost	29,169	29,179	87,803	86,163
Expected return on plan assets	(36,756)	(38,859)	(110,486)	(113,653)
Amortization of unrecognized net loss	8,970	5,144	26,915	15,177
Amortization of unrecognized prior service cost	(194)	(222)	(644)	(652)
Net periodic benefit cost before settlement / special termination benefits cost	13,343	5,744	40,136	17,902
Settlement				6,402
Special termination benefits costs				813
Net periodic benefit cost	$13,343	$5,744	$40,136	$25,117

	Postretirement Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Service cost	$91	$296	$342	$798
Interest cost	3,459	4,646	10,498	14,459
Expected return on plan assets	(967)	(1,166)	(2,877)	(3,148)
Amortization of unrecognized net loss	1,590	2,166	4,858	5,744
Amortization of unrecognized prior service cost	(2,230)	(2,551)	(6,856)	(4,739)
Net periodic benefit cost before curtailment / special termination benefits cost	1,943	3,391	5,965	13,114
Curtailment / special termination benefits cost	(603)		(603)	1,905
Net periodic benefit cost	$1,340	$3,391	$5,362	$15,019

During the quarter ended January 1, 2006, ATK recorded a curtailment gain of $603 to recognize the impact on postretirement benefit (PRB) plans associated with the elimination of future subsidized medical benefits under a negotiated union contract. During the nine months ended January 2, 2005, ATK recorded a $6,402 settlement charge to recognize the impact of lump sum pension benefits that were paid, in addition to special termination benefits costs in the pension plans of $813 and other PRB plans of $1,905 in connection with the closure of the Twin Cities Army Ammunition Plant (TCAAP), as discussed in Note 12.

Employer Contributions.  During the nine months ended January 1, 2006, ATK contributed $25,798 of pension payments to its qualified pension plans, $1,959 directly to retirees, and $18,031 to its other PRB plans. Consistent with previous expectations, ATK does not anticipate making any additional contributions to its qualified pension plans during fiscal 2006 and anticipates contributing a total of $21,500 to its other PRB plans. ATK anticipates contributing a total of $2,600 directly to retirees in fiscal 2006, a reduction of $1,500 from its previous expectation.

9.     Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarter and nine months ended January 1, 2006 represent effective tax rates of 34.0% and 32.8%, respectively. The income tax provisions for the quarter and nine months ended January 2, 2005 represent effective rates of 25.7% and 31.6%, respectively. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The effective tax rate of 32.8% for the nine months ended January 1, 2006 differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and the following items which decrease the rate:  extraterritorial income (ETI) exclusion tax benefits, research and development (R&D) tax credits, qualified domestic manufacturing deduction (DMD) and the net benefit of discrete tax items, as explained further below. The effective income tax rate of 31.6% for the nine months ended January 2, 2005 also differed from the federal statutory rate due to state income taxes, ETI benefits, R&D credits, and the net benefit of discrete tax items.

During the nine months ended January 1, 2006, ATK recorded net discrete tax benefits of $4,403. Of this amount, $5,020 of benefit resulted from settlement of the U.S. Internal Revenue Service (IRS) audit for fiscal 2002 and 2003 and related revisions in state liabilities, and $(617) of expense for provision adjustments related to fiscal 2005 and prior years. During the nine months ended January 2, 2005, ATK recorded net discrete tax benefits of $3,600, which included $2,501 for federal and state R&D credits adjusted as a result of a settlement with the IRS and revisions in estimates, $699 for a change in estimate of ETI benefit, and $400 for other provision adjustments.

Amounts accrued for potential federal and state tax assessments total $20,905 and $28,892 at January 1, 2006 and March 31, 2005, respectively. The accruals relate to federal and state tax issues such as the tax benefits from the ETI exclusion, the DMD deduction, the amount of R&D tax credits claimed, and other federal and state issues.

The IRS has completed its examinations through fiscal 2003 and all matters with the IRS have been agreed upon for those years. The refunds for fiscal 2002 and 2003 were approved by the Congressional Joint Committee of Taxation on November 1, 2005. IRS examinations of the fiscal 2004 and 2005 tax returns commenced in January 2006.

Income tax payments made, net of refunds, totaled $25,866 during the nine months ended January 1, 2006. Income tax refunds received, net of payments, totaled $7,682 for the nine months ended January 2, 2005.

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

10.  Stock-Based Compensation

ATK offers stock-based employee compensation plans and accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Likewise, no stock-based employee compensation cost related to the employee stock purchase plan (ESPP) is reflected in net income, as the plan is considered non-compensatory under APB No. 25. Restricted stock awards are recorded as compensation expense over the vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to stockholders’ equity.

The following table illustrates the effect on net income and earnings per share if ATK had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

	Quarters Ended		Nine Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005

Net income, as reported	$47,099	$47,848	$124,471	$105,320
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,047)	(1,693)	(5,395)	(4,690)
Pro forma net income	$45,052	$46,155	$119,076	$100,630

Earnings per share:
Basic—as reported	$1.28	$1.27	$3.39	$2.80
Basic—pro forma	1.23	1.22	3.24	2.68
Diluted—as reported	1.26	1.25	3.34	2.76
Diluted—pro forma	1.21	1.21	3.19	2.64

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.75% as of January 1, 2006 and 3.00% as of March 31, 2005. The decrease in the rate during the nine months ended January 1, 2006 resulted in additional expense of approximately $400. The following is a summary of the amounts recorded for environmental remediation:

	January 1, 2006		March 31, 2005
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(67,392)	$39,479	$(70,791)	$40,213
Unamortized discount	9,148	(5,035)	11,918	(5,907)
Discounted (liability) receivable	$(58,244)	$34,444	$(58,873)	$34,306

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $58,244 discounted liability as of January 1, 2006, $7,060 was recorded within other current liabilities and $51,184 was recorded within other long-term liabilities. Of the $34,444 discounted receivable, ATK recorded $5,615 within other current assets and $28,829 within other non-current assets. As of January 1, 2006, the estimated discounted range of reasonably possible costs of environmental remediation was $58,244 to $96,925.

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

12.  Restructuring Charges

In fiscal 2004 and 2005, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005. ATK expects Army approval for the final exit from TCAAP in fiscal 2006. In connection with these restructuring and related activities, ATK recorded costs of approximately $14,700 in fiscal 2004 and 2005, primarily for employee termination benefits (including $2,718 for special termination benefits for pension and other postretirement benefits (PRB) in fiscal 2005), facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2005 was approximately $800 (not including the $2,718 impact on the pension and other PRB plans). During the quarter ended January 1, 2006, no funds were disbursed and no additional expense was recorded. During the nine months ended January 1, 2006, approximately $500 was disbursed and an additional $200 in costs were recorded. The liability as of January 1, 2006 was approximately $500 (not including the impact on the pension and other PRB plans). ATK expects to record minimal additional costs for these restructuring and related activities.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV. In connection with this move, ATK recorded costs of approximately $5,200 during fiscal 2005 related primarily to employee termination benefits and accelerated depreciation. These costs were recorded within cost of sales in the Precision Systems segment. The liability related to these costs as of March 31, 2005 was approximately $2,300. During the quarter ended January 1, 2006, approximately $700 was disbursed and an additional $300 in costs were recorded. During the nine months ended January 1, 2006, approximately $6,200 was disbursed, an additional $4,500 in costs were recorded, and cash of $1,400 was received from the sale of the Janesville facility. The liability as of January 1, 2006 was approximately $600. ATK expects to incur minimal additional costs for this restructuring activity.

13.  Stock Repurchases

On August 3, 2004, ATK’s Board of Directors authorized the repurchase of up to 2,000,000 shares through March 2006. In February and March of 2005, ATK repurchased 713,900 shares for approximately $50,000. During the quarter ended January 1, 2006, ATK repurchased 113,000 shares for approximately $8,500. During the nine months ended January 1, 2006, ATK repurchased a total of 1,054,200 shares for approximately $78,400. As of January 1, 2006, there were 231,900 remaining shares authorized to be repurchased. During the month of January, ATK repurchased 227,000 shares for approximately $17,500. On January 31, 2006, ATK’s Board of Directors terminated this share repurchase program and authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.

14.  Operating Segment Information

ATK has five operating segments:  Ammunition, ATK Thiokol, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research. These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.

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

Income before interest, income taxes, and minority interest by segment for the quarter and nine months ended January 2, 2005 was previously reported after the elimination of intercompany profit. The prior-year periods have been recast to include intercompany profit, consistent with presentation of the quarter and nine months ended January 1, 2006. The following summarizes ATK’s results by operating segment:

	Quarters Ended		Nine Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Sales to external customers:
Ammunition	$265,649	$215,322	$764,663	$639,414
ATK Thiokol	229,092	204,645	702,500	623,726
Precision Systems	127,741	122,700	379,044	353,322
Advanced Propulsion and Space Systems	110,410	109,556	337,142	273,129
Other	37,137	32,270	115,764	112,347
Total external sales	770,029	684,493	2,299,113	2,001,938
Intercompany sales:
Ammunition	4,331	2,882	10,152	11,370
ATK Thiokol	3,198	1,357	9,687	3,125
Precision Systems	9,364	11,981	26,534	22,233
Advanced Propulsion and Space Systems	17,291	12,056	49,178	29,603
Corporate and other	(34,184)	(28,276)	(95,551)	(66,331)
Total intercompany sales	—	—	—	—
Total sales	$770,029	$684,493	$2,299,113	$2,001,938

Income before interest, income taxes, and minority interest:
Ammunition	$31,421	$23,877	$75,808	$58,276
ATK Thiokol	33,631	28,214	100,278	88,462
Precision Systems	13,200	16,286	32,732	38,711
Advanced Propulsion and Space Systems	13,957	13,957	38,964	23,646
Corporate and other	(4,047)	(431)	(11,175)	(7,407)
Income before interest, income taxes, and minority interest	$88,162	$81,903	$236,607	$201,688

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information is Subject to Risk and Uncertainty

Some of the statements made and information contained in this report, excluding historical information, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” and similar expressions are used to identify forward-looking statements. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements we make could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

•      reductions or changes in NASA or U.S. Government military spending and budgetary policies and sourcing strategy,

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

•      unforeseen delays or other changes in NASA’s Space Shuttle program,

•      changes in accounting or tax rules or pronouncements,

•      actual pension asset returns and assumptions regarding future returns, discount rates, and service costs,

•      changes in cost estimates related to restructuring or relocation of facilities,

•      the timing and extent of changes in commodity prices and interest rates,

•      access to capital markets and the costs thereof,

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

Overview

ATK is a supplier of aerospace and defense products to the U.S. Government, U.S. allies, and major prime contractors. ATK is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets. ATK is headquartered in Edina, Minnesota and has operating locations throughout the United States. ATK has five segments: Ammunition, ATK Thiokol, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research.

•      The Ammunition segment, which contributed 33% of ATK’s external sales in the nine months ended January 1, 2006, supplies small-caliber military ammunition, medium-caliber ammunition, medium-caliber gun systems, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition-related products.

•      The ATK Thiokol segment, which generated 31% of ATK’s external sales in the nine months ended January 1, 2006, is a solid propellant rocket motor manufacturer, providing motors for human access to space (Space Shuttle), land- and sea-based strategic missiles, commercial and government space launch vehicles, and missile defense interceptors. The segment also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials and structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

•      The Precision Systems segment, which generated 16% of ATK’s external sales in the nine months ended January 1, 2006, develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, tactical rocket motors and warheads, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, and lithium and lithium-ION batteries for military and aerospace applications.

•      The Advanced Propulsion and Space Systems segment, which accounted for 15% of ATK’s external sales in the nine months ended January 1, 2006, supplies highly engineered propulsion solutions for missile defense, space, strategic, tactical, and commercial applications, and advanced ordnance and control systems; high-performance structures for space launch vehicles, rocket motor casings, military and commercial aircraft; telescope, satellite and spacecraft, launch vehicles, satellite pressurant and liquid propellant tanks, optical benches, and antenna reflectors; and advanced hypervelocity and air-breathing propulsion systems for aerospace vehicles and weapon systems.

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

Space Shuttle Contract

ATK is the sole manufacturer of the RSRM for NASA’s Space Shuttle. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. The RSRM program represented 13% of ATK’s total sales in the nine months ended January 1, 2006.

As a result of the investigation of the February 1, 2003 Columbia failure and temporary suspension of Space Shuttle flights, NASA directed ATK on June 3, 2003 to slow down the production rate of RSRM motor segments, but to maintain necessary and critical staffing skills. The Space Shuttle returned to flight July 26, 2005, and the next launch will occur in May 2006 or later. The continued production slowdown has not and is not expected to significantly impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing are the items most affected by the slowdown, but the reduction to raw materials purchase quantities is expected to be partially offset by materials pricing increases due to the lower quantities being purchased and increases in program safety and supplier viability initiatives. In addition to ATK’s future role in the CLV and HLLV discussed above, ATK has also been selected to provide Space Shuttle Booster Separation Motors, which likely will be used for the HLLV, and has developed and provided a repair system for the Orbiter Wing Leading Edge.

Restructuring Charges

In fiscal 2004 and 2005, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005. ATK expects Army approval for the final exit from TCAAP in fiscal 2006. In connection with these restructuring and related activities, ATK recorded costs of approximately $14.7 million in fiscal 2004 and 2005, primarily for employee termination benefits (including $2.7 million for special termination benefits for pension and other postretirement benefits (PRB) in fiscal 2005), facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2005 was approximately $0.8 million (not including the $2.7 million impact on the pension and other PRB plans). During the quarter ended January 1, 2006, no funds were disbursed and no additional expense was recorded. During the nine months ended January 1, 2006, approximately $0.5 million was disbursed and an additional $0.2 million in costs were recorded. The liability as of January 1, 2006 was approximately $0.5 million (not including the impact on the pension and other PRB plans). ATK expects to record minimal additional costs for these restructuring and related activities.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV. In connection with this move, ATK recorded costs of approximately $5.2 million during fiscal 2005 related primarily to employee termination benefits and accelerated depreciation. These costs were recorded within cost of sales in the Precision Systems segment. The liability related to these costs as of March 31, 2005 was approximately $2.3 million. During the quarter ended January 1, 2006, approximately $0.7 million was disbursed and an additional $0.3 million in costs were recorded. During the nine months ended January 1, 2006, approximately $6.2 million was disbursed, an additional $4.5 million in costs were recorded, and cash of $1.4 million was received from the sale of the Janesville facility. The liability as of January 1, 2006 was approximately $0.6 million. ATK expects to incur minimal additional costs for this restructuring activity.

Results of Operations

Acquisitions

ATK did not make any acquisitions during the nine months ended January 1, 2006.

During fiscal 2005, ATK acquired the PSI Group, which included Pressure Systems Inc. (renamed ATK Space Systems Inc. as of October 3, 2005), Programmed Composites Inc., and AEC — Able Engineering Company, Inc., for $164.2 million in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthened ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. The PSI Group is included in the Advanced Propulsion and Space Systems segment.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of the PSI Group are included in ATK’s consolidated financial statements since the date of acquisition.

Sales

The following is a summary of each operating segment’s external sales (in millions):

	Quarters Ended				Nine Months Ended
	Jan 1, 2006	Jan 2, 2005	$ Change	% Change	Jan 1, 2006	Jan 2, 2005	$ Change	% Change

Ammunition	$265.6	$215.3	$50.3	23%	$764.7	$639.4	$125.3	20%
ATK Thiokol	229.1	204.6	24.5	12%	702.5	623.7	78.8	13%
Precision Systems	127.7	122.7	5.0	4%	379.0	353.3	25.7	7%
Advanced Propulsion and Space Systems	110.4	109.6	0.8	1%	337.1	273.1	64.0	23%
Other	37.2	32.3	4.9	15%	115.8	112.4	3.4	3%
Total sales	$770.0	$684.5	$85.5	12%	$2,299.1	$2,001.9	$297.2	15%

Quarter.

The increase in sales was due to organic growth in many of the existing businesses.

Ammunition.  The increase in sales was driven by:

•                  a $22 million increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant,

•                  an increase of $12 million in civil ammunition and related products due to stronger domestic, law enforcement and Powerload sales,

•                  a $9 million increase in medium-caliber ammunition,

•                  a net increase of $6 million on various propellant and energetic materials programs, and

•                  an increase of $3 million in gun systems.

ATK Thiokol.  The increase in sales was due to:

•                  an increase of $14 million on the Minuteman III Propulsion Replacement program, mainly due to the transfer of all work previously performed by Pratt & Whitney to ATK, and

•                  a $7 million increase on the Trident II Missile program and related technology contracts.

These were partially offset by a $4 million reduction in Graphite Epoxy Motor production for Delta rockets.

Precision Systems.  The increase in sales was due to:

•                  an increase of $10 million in precision munitions, principally the Precision-Guided Mortar Munition, Mid-Range Munition, and Extended Range Munition programs, and

•                  a $4 million increase in missile systems, principally due to increased systems design and development on the Advanced Anti-Radiation Guided Missile (AARGM).

Partially offsetting these increases were:

•                  an $8 million decline in barrier systems, and

•                  a $6 million decline in fuzes and proximity sensors, primarily due to a break in production as a result of moving the fuze production operations, as discussed above.

Advanced Propulsion and Space Systems.  The slight increase in sales was due to:

•                  an increase of $3 million in missile defense, principally the SM-3 in connection with increased support of deployment rounds,

•                  an increase of $3 million in the hypersonic flight programs, and

•                  a $3 million increase in space and ordnance programs, principally the Orbus program.

Partially offsetting these increases was a reduction in military aircraft of $8 million, primarily the Global Hawk program.

Nine Months.

The increase in sales was primarily driven by organic growth in many of the existing businesses, along with sales from the PSI Group which was acquired at the end of last year’s second quarter, as described above.

Ammunition.  The increase in sales was driven by:

•                  an increase of $78 million in military small-caliber ammunition sales at the Lake City Army Ammunition Plant,

•                  a $26 million increase in medium-caliber ammunition,

•                  a $13 million increase in civil ammunition and related products due to stronger Powerload and international sales, and

•                  an increase of $8 million in gun systems.

ATK Thiokol.  The increase in sales was due to:

•                  an increase of $46 million on the Minuteman III Propulsion Replacement program, mainly due to the transfer of all work previously performed by Pratt & Whitney to ATK,

•                  an increase of $13 million in flares and decoys,

•                  a $10 million increase in the Space Shuttle program due to an increase in return to flight activity and the timing of material purchases, and

•                  a $9 million increase on the Trident II Missile program and related technology contracts.

These were partially offset by a $5 million reduction in Graphite Epoxy Motor production for Delta rockets.

Precision Systems.  The increase in sales was due to:

•                  an increase of $38 million in precision munitions, principally the Precision-Guided Mortar Munition, Mid-Range Munition, and Extended Range Munition programs,

•                  a $15 million increase in missile systems, principally due to increased systems design and development on the Advanced Anti-Radiation Guided Missile (AARGM),

•                  an increase of $10 million across various tactical rocket motor programs, and

•                  an increase of $4 million in defense electronics, primarily the AAR-47 missile warning system program.

Partially offsetting these increases were:

•                  an $18 million decline in fuzes and proximity sensors due to a break in production as a result of moving the fuze production operations, as discussed above, and

•                  a $14 million decline in barrier systems principally due to timing of development activities on the Spider Advanced Munition program.

Advanced Propulsion and Space Systems.  The increase in sales was due to:

•                  the acquisition of the PSI Group at the end of the second quarter of fiscal 2005, which added $51 million to sales for the first half of fiscal 2006,

•                  an increase of $24 million in missile defense, principally the SM-3 in connection with increased support of deployment rounds, and

•                  an $11 million increase in space and ordnance programs, principally the Orbus program.

Partially offsetting these increases was a reduction in military aircraft of $16 million, primarily the Global Hawk program.

Gross Profit

	Quarters Ended					Nine Months Ended
(amounts in millions)	Jan 1, 2006	As a of % Sales	Jan 2, 2005	As a of % Sales	Change	Jan 1, 2006	As a of % Sales	Jan 2, 2005	As a of % Sales	Change

Gross profit	$155.7	20.2%	$137.9	20.1%	$17.8	$439.6	19.1%	$372.4	18.6%	$67.2

Quarter.

The increase in gross profit was driven by higher sales. These increases were partially offset by an increase in pension costs (excluding the $6.4 million settlement to recognize lump sum pension benefits that was recorded in general and administrative costs in the prior-year period).

Nine Months.

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

Operating Expenses

	Quarters Ended					Nine Months Ended
(amounts in millions)	Jan 1, 2006	As a of % Sales	Jan 2 2005	As a of % Sales	Change	Jan 1, 2006	As a of % Sales	Jan 1 2005	As a of % Sales	Change

Research and development	$11.1	1.4%	$10.3	1.5%	$0.8	$35.1	1.5%	$23.5	1.2%	$11.6
Selling	19.5	2.5%	16.7	2.4%	2.8	56.8	2.5%	52.0	2.6%	4.8
General and administrative	37.0	4.8%	29.0	4.2%	8.0	111.1	4.8%	95.2	4.8%	15.9
Total	$67.6	8.8%	$56.0	8.2%	$11.6	$203.0	8.8%	$170.7	8.5%	$32.3

Operating expenses increased primarily due to increased research and development activity primarily within the ATK Thiokol and Precision Systems segments. General and administrative expenses increased due to increased headcount and other compensation-related costs along with the inclusion of the PSI Group that was acquired at the end of last year’s second quarter. These increases were partially offset by the lack of a $6.4 million settlement charge in the prior-year period to recognize the impact of lump sum pension benefits that were paid.

Income Before Interest, Income Taxes, and Minority Interest

	Quarters Ended			Nine Months Ended
(amounts in millions)	Jan 1, 2006	Jan 2, 2005	Change	Jan 1, 2006	Jan 2, 2005	Change

Ammunition	$31.4	$23.9	$7.5	$75.8	$58.3	$17.5
ATK Thiokol	33.6	28.2	5.4	100.3	88.5	11.8
Precision Systems	13.2	16.3	(3.1)	32.7	38.7	(6.0)
Advanced Propulsion and Space Systems	14.0	14.0	0.0	39.0	23.6	15.4
Corporate and other	(4.0)	(0.5)	(3.5)	(11.2)	(7.4)	(3.8)
Total	$88.2	$81.9	$6.3	$236.6	$201.7	$34.9

Income before interest, income taxes, and minority interest by segment for the quarter and nine months ended January 2, 2005 was previously reported after the elimination of intercompany profit. The prior-year period has been recast to include intercompany profit, consistent with presentation of the quarter and nine months ended January 1, 2006.

Quarter.

The increase in income before interest, income taxes, and minority interest was due to higher sales along with program-related changes within the operating segments as described below.

Ammunition.  The increase was related to higher sales across the business segment, as discussed in the Sales section above.

ATK Thiokol.  The increase was mainly due to the increased volume for the Minuteman III Propulsion Replacement program, partially offset by lower profit on Graphite Epoxy Motors in connection with lower sales.

Precision Systems.  The decrease was due to a decrease on barrier systems and fuzes and proximity sensors in connection with lower sales due to moving the fuze production operations, as well as increases in discretionary spending for research and development and bid and proposal activities.

Advanced Propulsion and Space Systems.  An increase on launch structures was offset by reductions on Global Hawk.

Corporate and Other.  The net expense of Corporate and other primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, along with the results of operations of ATK Mission Research.

Nine Months.

The increase in income before interest, income taxes, and minority interest was due to higher sales, program-related changes within the operating segments as described below, as well as the inclusion of the PSI Group for the entire period, which was acquired at the end of last year’s second quarter.

Ammunition.  The increase was driven by the absence of $6 million of restructuring and related activities costs incurred in the prior year, as well as higher profit in connection with increased sales of military small- and medium-caliber ammunition and gun systems.

ATK Thiokol.  The increase was mainly due to the increased volume for the Minuteman III Propulsion Replacement program and flares and decoys, partially offset by lower profit on Graphite Epoxy Motors in connection with lower sales.

Precision Systems.  The decrease was primarily due to $4.5 million of restructuring and related activities costs for moving the fuze production operations, as discussed above, along with a decline on barrier systems in connection with lower sales and increased discretionary spending for research and development and bid and proposal activities. These decreases were partially offset by increased margin on the AAR-47 missile warning system program and an increase on tactical rocket motors in connection with higher sales.

Advanced Propulsion and Space Systems.  The increase was primarily driven by the lack of a prior year charge of $7 million due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program, as well as the inclusion of the PSI Group for the entire nine-month period in fiscal 2006, versus three months in the prior period.

Corporate and Other.  The net expense of Corporate and other primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, along with the results of operations of ATK Mission Research.

Interest Expense

Quarter.

Net interest expense for the quarter ended January 1, 2006 was $16.6 million, an improvement of $0.7 million compared to $17.3 million in the comparable quarter of fiscal 2005. This improvement was due to a lower average outstanding debt balance, partially offset by a higher average borrowing rate.

Nine Months.

Net interest expense for the nine months ended January 1, 2006 was $50.8 million, an increase of $3.4 million compared to $47.4 million in the comparable nine months of fiscal 2005. This increase was due to a higher average outstanding debt balance and a higher average borrowing rate.

Income Tax Provision

	Quarters Ended					Nine Months Ended
(amounts in millions)	Jan 1, 2006	Effective Rate	Jan 2, 2005	Effective Rate	Change	Jan 1, 2006	Effective Rate	Jan 2, 2005	Effective Rate	Change

Income tax provision	$24.3	34.0%	$16.6	25.7%	$7.7	$61.0	32.8%	$48.7	31.6%	$12.3

ATK’s provision for income taxes includes both federal and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The effective tax rate of 32.8% for the nine months ended January 1, 2006 differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and the following items which decrease the rate:  extraterritorial income (ETI) exclusion tax benefits, research and development (R&D) tax credits, qualified domestic manufacturing deduction (DMD) and the net benefit of discrete tax items, as explained further below. The effective income tax rate of 31.6% for the nine months ended January 2, 2005 also differed from the federal statutory rate due to state income taxes, ETI benefits, R&D credits, and the net benefit of discrete tax items.

During the nine months ended January 1, 2006, ATK recorded net discrete tax benefits of $4.4 million. Of this amount, $5.0 million of benefit resulted from settlement of the U.S. Internal Revenue Service (IRS) audit for fiscal 2002 and 2003 and related revisions in state liabilities, and $(0.6 million) of expense for provision adjustments related to fiscal 2005 and prior years. During the nine months ended January 2, 2005, ATK recorded net discrete tax benefits of $3.6 million, which included $2.5 million for federal and state R&D credits adjusted as a result of a settlement with the IRS and revisions in estimates, $0.7 million for a change in estimate of ETI benefit, and $0.4 million for other provision adjustments.

The IRS has completed its examinations through fiscal 2003 and all matters with the IRS have been agreed upon for those years. The refunds for fiscal 2002 and 2003 were approved by the Congressional Joint Committee of Taxation on November 1, 2005. IRS examinations of the fiscal 2004 and 2005 tax returns commenced in January 2006.

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

Net Income

Quarter.

Net income for the quarter ended January 1, 2006 was $47.1 million, a decrease of $0.7 million compared to $47.8 million in the comparable quarter of fiscal 2005. This decline was due to increases in operating expenses of $11.6 million and income tax expense of $7.7 million, partially offset by a gross profit increase of $17.8 million and a decrease in net interest expense of $0.7 million.

Nine Months.

Net income for the nine months ended January 1, 2006 was $124.5 million, an increase of $19.2 million compared to $105.3 million in the comparable nine months of fiscal 2005. The increase was due to a gross profit increase of $67.2 million, offset by increases in operating expenses of $32.3 million, income tax expense of $12.3 million, and net interest expense of $3.4 million.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Flows

Cash provided by operating activities for the nine months ended January 1, 2006 totaled $145 million, an increase of $39 million compared to $106 million provided in the comparable period of the prior year. This improvement was primarily due to:

•                  a $36 million reduction in cash used for compensation due to higher payroll accruals primarily related to timing and a decrease in deferred compensation payouts,

•                  a decrease of $16 million in contributions to pension and other PRB plans, and

•                  an increase of $19 million in net income.

Offsetting these were an increase in net cash paid for income taxes of $34 million and an increase in cash used for net working capital of $10 million, primarily in the Ammunition and Precision Systems segments.

Cash used for investing activities totaled $35 million, a decrease of $165 million compared to $200 million used in the comparable period of the prior year, primarily due to the acquisition of the PSI Group in the prior year for $164 million. ATK expects fiscal 2006 capital expenditures to approximate $70 million.

Cash used for financing activities totaled $83 million, compared to $97 million provided in the comparable period of the prior year. Proceeds from the issuance of debt increased $70 million offset by an increase in payments on bank debt of $194 million. Payments for debt issue costs decreased $5 million and proceeds from employee stock compensation plans decreased $3 million. During the nine months ended January 1, 2006, ATK repurchased 1,054,200 shares of its common stock at a cost of approximately $78 million.

Postretirement Benefit Plans Contributions.  During the nine months ended January 1, 2006, ATK contributed $25,798 of pension payments to its qualified pension plans, $1,959 directly to retirees, and $18,031 to its other PRB plans. Consistent with previous expectations, ATK does not anticipate making any additional contributions to its qualified pension plans during fiscal 2006 and anticipates contributing a total of $21,500 to its other PRB plans. ATK anticipates contributing a total of $2,600 directly to retirees in fiscal 2006, a reduction of $1,500 from its previous expectation.

ATK typically generates cash flows from operating activities in excess of its commitments. ATK has several strategic opportunities for capital deployment, which may include debt repayments, stock repurchases, funding acquisitions, and other alternatives.

Debt

Long-term debt, including the current portion, consisted of the following (in thousands):

	January 1, 2006	March 31, 2005
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$249,750
Term B Loan		$266,553
Revolving Credit Facility due 2009
8.50% Senior Subordinated Notes due 2011	388,929	387,492
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,118,679	1,134,045
Less current portion	27,000	2,692
Long-term debt	$1,091,679	$1,131,353

On May 5, 2005, ATK entered into an amendment to its $700 million Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility). At March 31, 2005, prior to the amendment, the Senior Credit Facility was comprised of a Term B Loan of $266.6 million maturing in 2011 and a $300 million Revolving Credit Facility maturing in 2009. The amendment to the Senior Credit Facility was entered into in order to refinance the Term B Loan with the issuance of a new term loan in the amount of $270 million (the Term A Loan) maturing in 2009. The Term A Loan requires quarterly principal payments of $6.75 million through December 2008 and a final payment of $168.75 million in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4.5 million are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 5.49% at January 1, 2006. As of January 1, 2006, the interest rate on the Term A Loan was 6.10% per annum after taking into account the related interest rate swap agreements, which are discussed below. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.30% at January 1, 2006. As of January 1, 2006, ATK had no borrowings against its $300 million revolving credit facility and had outstanding letters of credit of $73.8 million, which reduced amounts available on the revolving facility to $226.2 million.

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

In May 2001, ATK issued $400 million aggregate principal amount of 8.50% Senior Subordinated Notes (the Senior Subordinated Notes) that mature on May 15, 2011. In May 2002, ATK entered into two nine-year interest-rate swaps, with a $100 million notional value each, and in March 2004 entered into a seven-year swap, with a $200 million notional value, discussed below, against the Senior Subordinated Notes. The carrying value of the Senior Subordinated Notes was decreased to $388.9 million at January 1, 2006 and $387.5 million at March 31, 2005 as a result of these swaps. The outstanding Senior Subordinated Notes are general unsecured obligations. Interest on the outstanding Senior Subordinated Notes accrues at a rate of 8.50% per annum and is payable semi-annually on May 15 and November 15 of each year. As of January 1, 2006, the interest rate on the Senior Subordinated Notes was 8.28% after taking into account the related interest rate swap agreements, which are discussed below. Debt issuance costs of approximately $14 million are being amortized to interest expense over ten years. On or after May 15, 2006, ATK has the right to redeem some or all of the Senior Subordinated Notes at a price of 104.25% of the principal amount.

The 3.00% Convertible Notes, the 2.75% Convertible Notes, and the Senior Subordinated Notes rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and irrevocably and unconditionally, by substantially all of ATK’s domestic subsidiaries. Subsidiaries of ATK other than the subsidiary guarantors are minor. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

The scheduled minimum loan payments on outstanding long-term debt are as follows (in thousands):

Remainder of fiscal 2006	$6,750
Fiscal 2007	27,000
Fiscal 2008	27,000
Fiscal 2009	189,000
Fiscal 2010	—
Thereafter	880,000
Total payments	$1,129,750

ATK’s Senior Credit Facility and the indentures governing the Senior Subordinated Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of January 1, 2006, ATK was in compliance with the covenants.

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

Interest Rate Swaps

ATK uses interest rate swaps to manage interest costs and the risk associated with changing interest rates of long-term debt. ATK does not hold or issue derivative instruments for trading purposes. Derivatives are used for hedging purposes only and must be designated as, and effective as, a hedge of identified risk exposure at the inception of the derivative contract. As of January 1, 2006, ATK had the following interest rate swaps (in thousands):

			Interest Rate
Cash flow hedge:	Notional Amount	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(4,024)	6.06%	4.53%	November 2008

Fair value hedges:			Receive Fixed	Pay Floating
Non-amortizing swap	100,000	(1,427)	8.50%	8.34%	May 2011
Non-amortizing swap	100,000	(2,487)	8.50%	8.55%	May 2011
Non-amortizing swap	200,000	(7,554)	8.50%	8.92%	May 2011
Derivative obligation		(11,468)
		$(15,492)

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

ATK is currently evaluating its debt structure.

Commodity Swaps

ATK uses derivatives to hedge certain commodity price risks. As of January 1, 2006, ATK had a forward contract for 19,157,000 pounds of copper through January 2007, which had a fair value of $10.7 million, and a forward contract for 1,677 metric tons of zinc through January 2007, which had a fair value of $1.1 million. The contracts essentially establish a fixed price for the underlying commodities and have been designated and qualify as effective hedges of purchases of these commodities. ATK expects substantially all of these amounts will be realized and reported in cost of sales during the next twelve months as the commodities are purchased. During the quarter ended January 1, 2006, accumulated other comprehensive income decreased by $3.7 million for these contracts, which reduced cost of sales, offsetting the increased prices that ATK paid its suppliers for these commodities. Estimated and actual gains or losses will change during the next twelve months as market prices change.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.75% as of January 1, 2006 and 3.00% as of March 31, 2005. The decrease in the rate during the nine months ended January 1, 2006 resulted in additional expense of approximately $400,000. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	January 1, 2006		March 31, 2005
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(67,392)	$39,479	$(70,791)	$40,213
Unamortized discount	9,148	(5,035)	11,918	(5,907)
Discounted (liability) receivable	$(58,244)	$34,444	$(58,873)	$34,306

As of January 1, 2006, the estimated discounted range of reasonably possible costs of environmental remediation was $58.2 million to $96.9 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in ATK’s market risk during the quarter or nine months ended January 1, 2006. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

As of January 1, 2006, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the quarter ended January 1, 2006, there were no changes in ATK’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 3 – October 30	0	n/a	0
October 31 – November 27	0	n/a	0
November 28 – January 1	113,000	$75.26	113,000
Fiscal quarter ended January 1, 2006	113,000	$75.26	113,000	231,900

(1)          On August 3, 2004, ATK’s Board of Directors authorized the repurchase of up to 2,000,000 shares through March 2006. ATK repurchased 713,900 shares for approximately $50 million under that program through March 31, 2005. During the nine months ended January 1, 2006, ATK also repurchased 1,054,200 shares for approximately $78.4 million under that program. During the month of January, ATK repurchased 227,000 shares for approximately $17.5 million. On January 31, 2006, ATK’s Board of Directors terminated this share repurchase program and authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.

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
10.1

Alliant Techsystems Inc. Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated as of December 12, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K dated December 12, 2005).

10.2	Alliant Techsystems Inc. Deferred Fee Plan for Non-Employee Directors, as amended and restated December 12, 2005 (incorporated by reference to Exhibit 10.2 of Form 8-K dated December 12, 2005).
10.3	Alliant Techsystems Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K dated December 20, 2005).
10.4	Amendment to Employment Agreement between ATK and Daniel J. Murphy, Jr., dated as of December 20, 2005 (incorporated by reference to Exhibit 10.2 of Form 8-K dated December 20, 2005).
31.1	Rule 13a-14a Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: February 3, 2006	By:	/s/ Eric S. Rangen
	Name:	Eric S. Rangen
	Title:	Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial and accounting officer)