Form 10-K
period 2006-03-31
ALLIANT TECHSYSTEMS INC
filed 2006-05-26
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒        Accelerated Filer ☐        Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 2, 2005, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $2.724 billion (based upon the closing price of the common stock on the New York Stock Exchange on September 30, 2005).

As of April 28, 2006, there were 35,227,225 shares of the Registrant’s voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.                BUSINESS

Alliant Techsystems Inc. (ATK), which is sometimes called the Registrant in this report, is a supplier of aerospace and defense products to the U.S. Government, U.S. allies, and major prime contractors. ATK is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets.

ATK was incorporated as a Delaware corporation as a wholly-owned subsidiary of Honeywell Inc. in May 1990 in connection with Honeywell’s plan to spin-off to its stockholders certain businesses. The spin-off became effective in September 1990, when Honeywell transferred to ATK substantially all of the assets and liabilities of those businesses. Honeywell subsequently distributed to its stockholders in October 1990 all of ATK’s outstanding common stock on a pro rata basis.

The following table summarizes ATK’s significant acquisitions:

Date	Company Involved
April 2001	Thiokol Propulsion Corp.
December 2001	Sporting Equipment Group of Blount International, Inc. (now known as the civil ammunition business)
May 2002	Ordnance business of The Boeing Company (now known as ATK Medium Caliber Systems)
October 2002	The business of Science and Applied Technology, Inc. (now known as ATK Missile Systems)
January 2003	Composite Optics, Inc. (COI)
November 2003	Micro Craft and GASL (now known together as ATK GASL)
March 2004	Mission Research Corporation (now known as ATK Mission Research)
September 2004	The PSI Group

ATK conducts its business through a number of separate legal entities that are listed on Exhibit 21 to this report. These legal entities are grouped into ATK’s operating segments. ATK’s fiscal 2006 segments are as follows: Ammunition, ATK Thiokol, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research.

•       The Ammunition segment supplies small-caliber military ammunition, medium-caliber ammunition, medium-caliber gun systems, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition accessories.

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

Sales, income before interest, income taxes and minority interest, total assets, and other financial data for each segment for the three years ended March 31, 2006 are set forth in Note 14 to the consolidated financial statements, included in Item 8 of this report.

Effective April 1, 2006, ATK realigned its business operations. As a result of this realignment, ATK renamed its ATK Thiokol segment to Launch Systems Group and its Ammunition segment to Ammunition Systems Group, and consolidated the Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research segments into a new segment, Mission Systems Group. Following this realignment, ATK has three segments: Mission Systems Group, Ammunition Systems Group, and Launch Systems Group. The April 1, 2006 realignment is not reflected in the information contained in this report.

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

Ammunition

The following table summarizes the principal programs in ATK’s Ammunition segment, including identification of the customer and the ultimate end-user:

Principal Programs	Primary Customer	Ultimate End-User	Description
Small-Caliber Ammunition:
Small-Caliber Ammunition	U.S. Army and allied nations	U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, and allied nations	Primary source to the U.S. Department of Defense for the following small-caliber ammunition: .22 Cal.; .45 Cal.; 5.56mm, 7.62mm, .30 Cal. and .50 Cal.
Medium-Caliber Chain Guns:
25mm M242 Bushmaster	U.S. Army, U.S. Navy, and allied nations	U.S. Army, U.S. Navy, and allied nations	Chain gun used on the U.S. Army’s Bradley Fighting Vehicle and the U.S. Marine’s Light Armored Vehicle (LAV).

30/40mm MK44	U.S. Marines, U.S. Navy, and allied nations	U.S. Marines, U.S. Navy, and allied nations	Chain gun used by the U.S. Marines for the Advanced Amphibious Assault Vehicle (AAAV) and the CV9030 fighting vehicle.
30mm M230	U.S. Army	U.S. Army and allied nations	Chain gun used on the U.S. Army’s AH-64 Apache and Apache Longbow helicopters.
Medium-Caliber Ammunition:
20mm Ammo	U.S. Air Force, U.S. Navy	U.S. Air Force, U.S. Navy, and allied nations	20mm ammunition for fixed-wing and rotary aircraft, Navy ship-mounted cannons, and Army counter rocket, artillery, and mortar systems.
25mm Ammo	U.S. Army	U.S. Army, U.S. Navy, U.S. Marines, and U.S. Air Force	Medium-caliber training and tactical ammunition for ground vehicle and aircraft mounted guns.
30mm Ammo	U.S. Air Force, U.S Army	U.S. Air Force, U.S. Army	LW30mm and 30mm training and tactical ammunition for ground vehicles and aircraft mounted guns.
Solid Extruded Propellants:
Mk-90	General Dynamics	U.S. Army, U.S. Air Force	Mk-90 propellant grains for the Hydra 70 and APKWS unguided and guided applications.
Large-Caliber Propellants	General Dynamics, U.S. Army, and U.S. Marines	U.S. Army and U.S. Marines	Single and triple base propellant for 155mm Modular Artillery Charge Systems (MACS). Single and double base propellant for 120mm tank training and tactical ammunition.
Medium-Caliber Propellants	U.S. Army	U.S. Army, U.S. Navy, U.S. Air Force, and U.S. Marines	Flake propellants for 25mm and 30mm training and tactical ammunition.
Commercial Powder	Original equipment manufacturers	Private citizen use	Gunpowder for original equipment manufacturers and reloaders.
Energetic Materials:
TNT	U.S. Army	U.S. Army, U.S. Air Force, U.S. Marines	TNT explosive fill for artillery rounds and general purpose bombs.
Nitrocellulose	U.S. Department of Defense	U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, Commercial	Primary energetic material used in the manufacture of gun propellants, rocket motor grains, and combustible cases.

Small-Caliber Ammunition.   ATK manufactures and develops small-caliber ammunition for the U.S. military, U.S. allies, federal and local law enforcement agencies, and commercial markets. ATK produced approximately 1.3 billion rounds of ammunition in fiscal 2006 for the U.S. military and U.S. allies, consisting of .22 caliber, .45 caliber, 5.56mm, 7.62mm, .30 caliber, and .50 caliber cartridges. ATK also manufactures metal links for belting of all sizes of ammunition, ranging from 5.56mm rifle ammunition to 40mm grenades.

ATK’s small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant (Lake City) in Independence, Missouri. Lake City is the Army’s principal small-caliber ammunition production facility and is the primary supplier of the U.S. military’s small-caliber ammunition needs. ATK took over operation of this facility on April 1, 2000 and is responsible for managing it, including leasing excess space to third parties in the private sector. ATK has a 10-year production contract to supply the Army’s small-caliber ammunition needs that expires April 1, 2010. ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 15 years after the plant production contract, if the plant production contract is not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract.

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

Medium-Caliber Chain Guns.   ATK supplies medium-caliber gun systems to the U.S. military and allied nations. The ATK “chain gun” family of products provides greater operational safety, accuracy, and reliability than gas-powered guns. Their lighter weight and lower recoil make them desirable for rotary aircraft, light vehicle, and shipboard deck mount applications. ATK produces the 25mm M242 Bushmaster used by the U.S. Army for the Bradley Fighting Vehicle and by the U.S. Marines for the Light Armored Vehicle (LAV). The M242 has been integrated into many international vehicles for U.S. allies. Additionally, the 30/40mm Mk44 is used by the U.S. Marines for the Advanced Amphibious Assault Vehicle (AAAV) and is also in international production for U.S. allies. ATK has also developed the next generation Bushmaster chain gun, the 35mm Bushmaster III, and is currently under contract to supply production quantities to allied nations. The 30mm M230 Chain Gun for the U.S. Army’s AH-64 Apache and AH-64D Apache Longbow is also entering international production for naval patrol applications. ATK also performs maintenance, refurbishment, and logistic support services for its chain guns in support of the U.S. military and its allies.

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

Medium caliber development programs are focused on the improvement in reliability and performance of the ammunition. Programs include a new 20mm Penetrator with Enhanced Lateral Effect (PELE®) fragmenting ammunition, a 25mm multi-purpose ammunition for urban target sets, and a new electromechanically fuzed family of ammunition for air burst applications.

Solid Extruded Propellants.   ATK manufactures, designs, and develops solid extruded propellants for use in over 25 types of ammunition and rockets used by the U.S. military services.

Primary production programs include propellants for multiple training and war reserve 120mm tank rounds, the modular artillery charge system, and 25mm and 30mm ammunition. ATK is also the only supplier to the U.S. Government of Mk-90 propellant grains for use in the Hydra 70 and Advanced Precision Kill Weapon System (APKWS) rocket applications and launch motors for the Tube-launched, Optically-tracked, Wire-guided (TOW-2) missile. ATK is a major producer of several types of smokeless nitrocellulose, which is a primary ingredient in the manufacturing of ammunition propellants and powders. In addition to the military programs, ATK produces a wide range of commercial gun powders for manufacturers of sporting ammunition and reloaders, who make their own ammunition by refilling previously-fired cartridge casings.

Energetic Materials.   In fiscal 2004, ATK received a contract to produce ordnance energetic material (TNT) for the DoD. Work under the contract is being performed at the Radford Army Ammunition Plant (Radford) in Radford, Virginia. This contract makes ATK the sole supplier of TNT to the DoD. The contract is a 5-year Indefinite Delivery/Indefinite Quantity procurement for TNT that includes the construction of a National Industrial Technology Base facility capable of producing 15 million pounds of ordnance energetics per year. The TNT being produced is primarily for general purpose bombs and 155mm artillery.

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

ATK Thiokol

The following table summarizes the principal programs in the ATK Thiokol segment, including identification of the customer and the ultimate end-user:

Principal Programs	Primary Customer	Ultimate End-User	Description
Civil Manned Space Launch Vehicles:
Reusable Solid Rocket Motors (RSRM) and Booster Separation Motors for the Space Shuttle	NASA	NASA	Reusable solid rocket motors for NASA’s Space Shuttle. Motor cases are recovered, refurbished, and recast.
Unmanned Space Launch Vehicles:
Graphite Epoxy Motor (GEM) 40, 46 and 60 for Delta II, III, and IV	Boeing	Commercial and government customers	Solid rocket boosters used for additional thrust on Boeing’s Delta family of launch vehicles.
Orion Motors	Orbital Sciences	Commercial and government customers	Family of three rocket motors plus derivatives used for the Pegasus®, Taurus®, and Minotaur launch vehicles.
CASTOR 120® and CASTOR® IV series	Orbital Sciences, Lockheed Martin, Mitsubishi Heavy Industries, Astrium	Commercial and government customers

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

Civil Manned Space Launch Vehicles.   ATK is the sole manufacturer of the Space Shuttle Reusable Solid Rocket Motors (RSRM), which provide 80% of the initial thrust necessary for the National Aeronautics and Space Administration (NASA)’s Space Shuttle orbiters to reach orbit. A set of two RSRMs provides propulsion, in tandem with a liquid propulsion system, for the Space Shuttle. The RSRM uses a metal case and nozzle components that are recovered from the ocean after each flight. The metal cases and nozzle components are then cleaned, refurbished, and manufactured for reuse. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. The RSRM program represented 13% of ATK’s total fiscal 2006 sales.

As a result of the investigation of the February 1, 2003 Columbia failure and temporary suspension of Space Shuttle flights, NASA directed ATK on June 3, 2003 to slow down the production rate of RSRM motor segments, but to maintain necessary and critical staffing skills. The Space Shuttle returned to flight July 26, 2005, and the next launch is scheduled to occur in July 2006 or later. The continued production slowdown has not and is not expected to significantly impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing are the items being most affected by the slowdown, but the reduction to raw materials purchase quantities has been and is expected to continue to be partially offset by materials pricing increases due to the lower quantities being purchased and increases in program safety and supplier viability initiatives. In addition to ATK’s future role in the Crew Launch Vehicle (CLV) and Heavy Lift Launch Vehicle (HLLV) discussed below, ATK has also been selected to provide Space Shuttle Booster Separation Motors, which likely will be used for the HLLV, and has developed and provided a repair system for the Orbiter Wing Leading Edge.

In January 2004, President Bush announced a new vision for space exploration, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The new program anticipates that the Space Shuttle will be retired from service as early as 2010; to be replaced by new spacecraft and supporting exploration launch systems. On September 19, 2005, NASA announced the results of its architecture study from which NASA chose the shuttle-derived option for its new launch system due to its superior safety, cost and its availability. This option includes the current four-segment, or an upgraded five-segment, Shuttle Solid Rocket Booster as the first stage for its new Apollo-style CLV and two five-segment Shuttle Solid Rocket Boosters as the initial thrust for its

HLLV for the future NASA launch systems. A technical directive under ATK’s current RSRM contract has been received from NASA for ATK to begin studying and planning for the use of the ATK RSRM in these two new systems.

Unmanned Space Launch Vehicles.   ATK produces propulsion systems for some of the most significant space launch vehicle programs in the United States, including the Titan, Delta, and Atlas programs.

•       Graphite Epoxy Motors, or GEM.   The GEM series of propulsion systems is used as solid strap-on boosters for Boeing’s Delta launch vehicle family, which consists of the Delta II, Delta III, and Delta IV vehicles. The Delta II is a medium-lift expendable launch vehicle developed for both government and commercial applications. The Delta II employs the GEM-40, a graphite epoxy motor measuring 40 inches in diameter. ATK is completing production on a contract with Boeing for a larger strap-on GEM-46 booster for the enhanced medium-lift Delta III expendable launch vehicle. ATK also has a contract to produce a new, even larger GEM-60 booster to be used with versions of the new Delta IV expendable launch vehicle. Delta II uses either three, four, or nine motors per launch; Delta III uses nine motors per launch; and the Delta IV Medium Plus vehicle uses either two or four motors per launch.

With a 40-year history, the Delta family of expendable launch vehicles has what is perhaps the most successful flight record of any rocket currently in service. The Delta family has also launched into orbit the first passive communications satellite, ECHO; the first European satellite, Ariel 1; the first communications satellite to reach geosynchronous orbit, Syncom 2; and two Mars Rover missions.

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

•       CASTOR® Motors.   The CASTOR® family of solid rocket motors is used in the first and second stages of a number of small payload expendable launch vehicles and as strap-on boosters. CASTOR 120® is used as the first stage on the Taurus® launch vehicle, the first stage on Athena I, and the first and second stage on Athena II launch vehicles. CASTOR® IV is used as strap-on thrust augmentation on the Atlas IIAS, with four motors used per launch. CASTOR IVA-XL motors are used as strap-on boosters on the Japanese H-IIA launch vehicles, with two or four motors used per launch. Taurus and Athena I and II are small payload launch vehicles, and Atlas IIAS and Japanese H-IIA are medium-lift vehicles. CASTOR® IVB is also used on the Maxus sounding rocket.

•       Titan Solid Rocket Motor Upgrades.   The solid rocket motor upgrade that provides the initial stage propulsion for Lockheed Martin’s Titan IV B HLLV is used by the U.S. Air Force. Two motors are used per launch and each motor has three composite case segments. ATK completed production on this program in early calendar year 2002 and completed launch support in November 2005. ATK is in the process of closing out its contract for Titan launch operations support for inspection and oversight of solid rocket motor processing operations at the launch sites.

Strategic.   ATK provides propulsion systems for strategic missiles such as the Trident II and Minuteman, as well as those being proposed for Ground-based Midcourse Defense.

•       Intercontinental Ballistic Missiles.   ATK produces replacement solid rocket motors for all three stages of Minuteman III, which is a silo-launched intercontinental ballistic missile. ATK has responsibility to perform all manufacturing on the Minuteman III Program, but maintains a contract sharing agreement with United Technologies Corporation’s Pratt and Whitney that previously manufactured certain elements of the Minuteman III stages. ATK developed and produced all first stage motors for the Peacekeeper and Minuteman I, II, and III missiles, and third stages for both the Peacekeeper and Minuteman II missiles for the U.S. Air Force and provides continuing aging studies and some operational support services for these missile systems.

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

•       Ground-based Midcourse Defense.   ATK is currently working as a motor supplier and subcontractor for the development and testing phase for multiple boost vehicle configurations of the U.S. Government’s Ground-based Midcourse Defense ground-based interceptor for incoming ballistic missiles. ATK recently completed a contract for a vectorable nozzle version of the Delta II GEM-40 booster for Lockheed Martin to be used as the first stage in one vehicle configuration. ATK is also under contract to Orbital Sciences for derivatives of three Orion motors in a second boost vehicle configuration. ATK is well positioned to participate in all evolving configurations while spiral development and future deployment options are exercised over the next few years.

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

Precision Systems

The following table summarizes the principal programs in ATK’s Precision Systems segment, including identification of the customer and the ultimate end-user (an * indicates that the programs and products are in development and not yet in production):

Principal Programs	Primary Customer	Ultimate End-User	Description
Missile Systems:
Advanced Anti-Radiation Guided Missile (AARGM)*	U.S. Navy	U.S. Navy	Upgrade to the AGM-88 High-Speed Anti-Radiation Missile (HARM) designed to counter threat shutdown tactics and improve accuracy using an advanced precision strike guidance system.
High Speed Anti-Radiation missile Demonstration (HSAD)*	U.S. Navy	U.S. Navy	Upgraded forebody (seeker, payload, and transition section) for Office of Naval Research demonstration program for the next generation anti-radiation weapon.

Precision Munitions:
Precision-Guided Mortar Munition (PGMM)*	U.S. Army	U.S. Army	Precision-guided 120mm mortar round for existing and Future Combat System (FCS) line-of-sight and beyond line-of-sight applications.
Extended Range Munition (ERM) / Ballistic Trajectory Extended Range Munition (BTERM II)*	U.S. Navy	U.S. Navy	Development of a five-inch rocket-assisted gun-launched guided projectile for the U.S. Navy’s Naval Surface Fire Support (NSFS) requirement.
Mid Range Munition (MRM)*	U.S. Army	U.S. Army	Precision-guided kinetic energy ammunition for the Future Combat System (FCS) used during line-of-sight and beyond line-of-sight engagements requiring precision fire.
Advanced Gun System Long Range Land Attack Projectile (AGS LRLAP)*	Lockheed Martin	U.S. Navy	Development and transition to production of the aft assembly for the 155mm rocket-assisted gun-launched guided projectile being developed for the DDG-1000 Advanced Gun System.
Tank Ammunition:
120mm Training Ammo	U.S. Army	U.S. Army, U.S. Marines, and allied nations	Training ammunition for the Abrams tanks of the U.S. forces and allied nations.
Multi-purpose Anti-Tank (MPAT) Training Ammo*	U.S. Army	U.S. Army	Future training round for the Abrams tank.
M829A3 Tactical Ammo	U.S. Army	U.S. Army	Tactical ammunition for the Abrams tank.
M830A1 Tactical Ammo	U.S. Army	U.S. Army and U.S. Marines	Tactical ammunition for the Abrams tank.
120mm Egypt Co-Pro	U.S. Army	Egyptian Government	Equipment and services to manufacture 120mm training ammunition in Egypt.
105mm Canister (XM1040)*	U.S. Army	U.S. Army	105mm Canister round (Anti-personnel) for application with Stryker brigades.
Barrier Systems:
Spider	U.S. Army	U.S. Army	Land barrier system that uses operators in the loop to avoid indiscriminate activation.

Matrix	U.S. Army	U.S. Army	Land barrier systems that builds on Spider technology for protection of ground-based personnel.
VLSAS International	Allied nations	Allied nations	Vehicle-launched scatterable anti-tank barrier system.
Electronic Warfare Systems and Electronic Support Equipment:
AAR-47 Missile Warning System	U.S. Navy	U.S. Navy, U.S. Air Force, and international customers	Electronic Warfare system designed to protect helicopters and slow/low-flying aircraft against surface-to-air missiles.
Mobile Ground-to-Air Radar Jamming System (MGARJS)	Republic of Egypt	Republic of Egypt	Provide enhancements to previously-delivered MGARJS systems.
Common Munitions BIT/Reprogramming Equipment (CMBRE)	U.S. Air Force	U.S. Air Force, U.S. Navy, and international customers

Portable flight line tester designed to interface with smart munitions. CMBRE initiates built-in-test (BIT), provides BIT status, and uploads/downloads Operational Flight Programs (OFPs) and mission planning data.

Soldier Weapon Systems:
XM25*	U.S. Army	U.S. Army	Lightweight, shoulder-fired weapon that fires 25mm Air-Bursting Grenades.
Tactical Rocket Motors and Warheads:
Air-to-Air:
Advanced Medium-Range Air-to-Air Missile (AMRAAM)	Raytheon	U.S. Air Force, U.S. Navy, and allied nations	Propulsion and warhead for the AIM-120 Advanced Medium-Range Air-to-Air Missile.
Sidewinder	Raytheon	U.S. Navy and U.S. Air Force	Propulsion for the AIM-9X and AIM-9M Sidewinder air-to-air missile.
Sparrow	U.S. Navy	Allied nations	Propulsion for the AIM-7 air-to-air missile and the RIM-7 Sea Sparrow surface-to-air missile.
Air-to-Ground:
Hellfire/Longbow	Lockheed Martin	U.S. Army, U.S. Marines, and allied nations	Solid propulsion for the AGM-114 anti-armor air-to-surface missile generally fired from helicopters. It has also been launched from the Predator Unmanned Aerial Vehicle (UAV).

Brimstone	Boeing	U.K. Ministry of Defense	Propulsion for anti-armor air-to-surface missile. ATK is also responsible for the shaped charge warhead.
Sensor Fuzed Weapon	Textron	U.S. Air Force and allied nations	Propulsion for sensor fuzed weapon anti-armor munitions.
Maverick	Raytheon	U.S. Air Force, U.S. Navy, and allied nations	Propulsion, heavy and light warhead for the AGM-65 air-to-surface missile.
Harpoon	Boeing	U.S. Navy and allied nations	Solid propulsion booster motor for the Harpoon missile.
Ground-to-Ground:
Tube-launched, Optically-tracked, Wire-guided (TOW-2) Missile	Raytheon	U.S. Army and allied nations	Propulsion for tube-launched, optically-tracked, wire-guided anti-tank missile.
Line-of-Sight Anti-Tank (LOSAT)	Lockheed Martin	U.S. Army	Propulsion for the LOSAT kinetic energy missile that will defeat advanced armor systems.
Compact Kinetic Energy Missile (CKEM)*	Raytheon, Miltec	U.S. Army	Propulsion for CKEM that will defeat advanced armor systems.
Predator	Lockheed Martin	U.S. Marines	Propulsion for a shoulder launched anti-tank missile.
Surface-to-Air:
Evolved Sea Sparrow	Raytheon	U.S. Navy and NATO countries	Propulsion for surface-to-air missile.
Rolling Airframe Missile (RAM)	U.S. Navy	U.S. Navy and German Navy	Solid propulsion for the RAM ship defense missile.
Fuzes and Proximity Sensors:
Gun Hardened Fuzes:
M734A1 Safe and Arming Device	L-3/KDI Precision Products Inc.	U.S. Army	M734 multi-option mortar fuze has proximity, near-burst, impact, and delay setting capabilities.
Multi-Option Fuze for Artillery (MOFA)	U.S. Army	U.S. Army	NATO-standard all-purpose artillery fuze for bursting munitions. Inductively set to detonate by target proximity, time, delay after impact, or upon impact.
Electronic Time Fuze for Mortars (ETFM)*	U.S. Army	U.S. Army	Electronic fuze to replace multiple mechanical Mortar fuzes.

Air Armament Fuzes:
DSU-33 Proximity Sensor	U.S. Air Force	U.S. Air Force	Proximity sensor that detonates bombs as they approach the ground.
FMU-139	Allied nations and U.S. Navy	Allied nations, U.S. Navy and U.S. Air Force	Electronic bomb fuze designed for MK80 series general-purpose air-delivered weapons.
Composite Structures:
F-22 Pivot Shaft and By-Pass Screen	Lockheed Martin	U.S. Air Force	Structural component for the F-22 aircraft.
Javelin Launch Tube	Raytheon/ Lockheed Martin Joint Venture	U.S. Army	Fully integrated composite launch tube with sighting mechanism.
Lithium and Lithium-ION Batteries:
Multi-Option Fuze for Artillery (MOFA) Battery	U.S. Army and L-3/KDI Precision Products Inc.	U.S. Army	Lithium reserve battery for artillery applications.

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

•       Advanced Gun System Long Range Land Attack Projectile (AGS LRLAP).   ATK is supporting Lockheed Martin with development and transition to production of the round’s aft assembly that includes airframe, tail fin assembly, and rocket motor for this 155mm extended range guided projectile for the Advanced Gun System under development for DDG-1000.

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

Barrier Systems.   ATK develops and produces advanced barrier systems. ATK has international contracts and opportunities in Vehicle-launched Scatterable Anti-tank munition systems (VLSAS) in this area. ATK also has contracts to develop the Anti-Personnel Land Mine Alternative program, or Spider, which is designed to be an integrated barrier system having operator command and control capabilities as an alternative to current potentially indiscriminate land mines and mine fields. This system is designed to provide an increased measure of operational effectiveness and minimize risks to friendly troops and civilians. ATK has also developed Matrix, a derivative of Spider and is under contract for rapid deployment of this technology to the field.

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

Soldier Weapon Systems.   The XM25 is a 25mm weapon system that fires a high-explosive air-bursting munition with a smart fuze providing increased firepower. The XM25 uses a full function fire control system including day optics, laser range finder, and thermal sights. ATK is responsible for development and systems integration of the XM25 weapon system.

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

•       Gun Hardened Fuzes.   ATK’s sole source fuze production programs include the safe and arming subsystem for the M734A1 fuze for mortar rounds. The safe and arming subsystem ensures that a round is armed and ready to fire only after it has met specific safety events during launch. ATK is also developing the U.S. Army’s Electronic Time Fuze for Mortars (ETFM). ATK is also under a multi-year contract to produce the M782 Artillery Multi-Option Fuze for Artillery (MOFA). It is inductively set to detonate by target proximity, time, delay after impact, or upon impact, and is operable with all existing and developmental 105mm and 155mm artillery systems.

•       Air Armament Fuzes.   ATK is under contract to produce the DSU-33C/B proximity sensor for air-delivered bombs. This sensor allows a bomb to be detonated as it approaches the ground, thereby increasing the bomb’s overall effectiveness. ATK has received direct production contracts from several nations allied with the United States. The FMU-139 fuze is compatible with MK80 series weapons and variants used by Air Force and Navy aircraft.

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

Advanced Propulsion and Space Systems

The following table summarizes the principal programs in ATK’s Advanced Propulsion and Space Systems segment, including identification of the customer and the ultimate end-user (an * indicates that the programs and products are in development and not yet in production):

Principal Programs	Primary Customer	Ultimate End-User	Description
Satellites:
Solar Arrays and Deployable Subsystems	Boeing, NASA, Orbital Sciences	Various	Puma Solar Arrays for GPS satellites, Ultraflex Solar Array for civil space programs, Advanced Deployable Solar Sail.
Military Spacecraft Structures	Various	Various	Proprietary program applications for satellite components and assemblies.
Precision Benches and Structures*	Various	Various	Antennas, optical and precision stable structures including instrument benches and telescope structures such as the James Webb Space Telescope.
Bus Structure	Boeing, Lockheed Martin, Orbital Sciences	Various	Assemblies for A2100 and 702 Buses, Star2 Bus Structure, various structures with thermal control.
Hypersonic Vehicles:
X-43C	NASA	NASA	Hypersonic flight demonstration vehicle for accelerating systems.
FASTT*	DARPA/ONR	DARPA/ONR	Build and flight test liquid-fueled hypersonic missile configuration.
Space Launch Vehicle Structures:
Delta II, III and IV	Boeing	Government and commercial customers	Large vehicle structures including interstages, nose cones, aeroskirts/heat shields, payload fairings, and payload adapters.
Atlas V	Lockheed Martin	Government and commercial customers	Large vehicle structures including interstages and heat shield.

Arrow II	Boeing	Allied nation	Composite rocket motor cases and nozzle components.
Other Space Launch Structures	Various	Various	Includes composite interstages, payload adapters, and payload fairings for Pegasus® and other customers.
Missile Defense:
Third Stage Rocket Motor (TSRM)*	Raytheon	Missile Defense Agency and U.S. Navy	TSRM and SDACS are being developed for use in the Standard Missile 3 configuration interceptor missiles for Navy Aegis
Solid Divert and Attitude Control (SDACS)*	Raytheon	Missile Defense Agency and U.S. Navy	Ballistic Missile Defense system.
Advanced Solid Axial Stage (ASAS™) Boosters	Raytheon, Lockheed Martin, NASA	Missile Defense Agency and NASA

ASAS™ boosters are the leading candidates for emerging Missile Defense Agency boost phase intercept requirements. ASAS™ boosters are also being considered for the next generation of NASA sounding rockets.

Kinetic Energy Interceptor	Raytheon and Northrop Grumman	Missile Defense Agency	ATK has been selected to supply first, second, and third stage propulsion for KEI booster.
Space Stages:
STAR™ Motors and Stages	Boeing, NASA, Orbital Sciences, and Lockheed Martin	Commercial and government customers	Rocket motors and integrated stages in a range of sizes used as upper stages on a variety of spacecraft and launch vehicles.
Aircraft Structures:
Commercial Aircraft Structures	Boeing, ATG, Bell Helicopter	Commercial airlines, private aircraft owners, and foreign governments	Boeing 767 composite torsion springs, Bell Helicopter 609 tilt-rotor composite fuselage panels and Javelin fuselage structures.
Military Aircraft	Lockheed Martin, Northrop Grumman, Boeing, Pratt & Whitney, Vought	U.S. Air Force

Composite pivot shaft and structural components for F-22 Stabilator Assembly, F-22 bypass screen, C-17 counterbalance assembly, JSF structures, Global Hawk Radome components, and advanced high temperature jet engine components. Radomes and supporting structures for the Wedgetail program.

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

Hypersonic Vehicles.   ATK GASL supplies hypersonic propulsion, ground and flight testing, and aerospace prototyping. Currently ATK is the prime contractor for NASA’s X-43 series of hypersonic flight demonstrations. ATK is involved in advanced propulsion programs for the Defense Advanced Research Projects Agency (DARPA) including FASTT. These programs focus on either advanced very high speed weapons delivery or affordable responsive space access.

Space Launch Vehicle Structures.   ATK is under contract with Boeing to produce composite structures for its Delta II, III, and IV family of expendable launch vehicles. For the Delta IV, ATK makes the common booster core nose cones, interstages, composite payload fairing, payload adapters, and other large vehicle structures. ATK also produces large launch vehicle structure components for Lockheed Martin’s Atlas V family of expendable launch vehicles, including interstages and a heat shield. Other launch vehicle structures being produced include the payload fairing for Pegasus® , and a payload adapter structure for Ariane V. ATK also produces composite cases for several solid rocket motors. Current programs include GEM motor cases for Delta II, III, and IV; Ground-based Midcourse Defense; Trident II first and second stage; and cases for motors used in Minuteman, KEI, Orbus, Pegasus® , Taurus® , Athena, Minotaur, and Arrow II. ATK is developing low-cost, higher-performing launch structures technology under contract to the Air Force Research Laboratory.

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

Aircraft Structures.   ATK is under contract to produce a counterbalance mechanism for the C-17 transport aircraft, composite door springs for Boeing’s 767 commercial aircraft and composite pivot shafts, stabilator skins and bypass screens for F-22 military aircraft. ATK produces radomes/supporting structures for the Wedgetail and Global Hawk programs. ATK has a contract to develop and produce fuselage skins for the Bell 609 commercial tilt-rotor aircraft and a development contract to design the fuselage structure for the Javelin aircraft.

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

ATK Mission Research

The following table summarizes the principal programs in the ATK Mission Research segment, including identification of the customer and the ultimate end-user:

Principal Programs	Primary Customer	Ultimate End-User	Description
Maritime Patrol Aircraft (MPA)	Customs and Border Protection (CBP)	CBP	Multi-mission aircraft for counter drug detection and monitoring missions.
Multi-role Enforcement Aircraft (MEA)	U.S. Air Force	CBP	Multi-role enforcement aircraft for counter drug detection and monitoring missions.
Scathe View	U.S. Air Force	Reno Air National Guard	Pallet mounted intelligence, surveillance and reconnaissance system.
Scorpion II	Air Force Research Laboratory (AFRL)	US Marine Corp	High Powered Microwave system to counter a wide variety of remote controlled Improvised Explosive Devices (IED).

DTRA RHM	Defense Threat Reduction Agency (DTRA)	DTRA	Technical support of the DTRA Radiation Hardened Microelectronics (RHM) program.
LPD Radomes	Northrop Grumman, Ship Systems	U.S. Navy	Radome manufacturing.
DDG-1000 VSR Radome	Lockheed Martin	U.S. Navy	High Power Radar Radome development.

Maritime Patrol Aircraft (MPA).   The Maritime Patrol Aircraft program is a fleet of Bombardier Dash 8 twin turboprop aircraft with multi-mission capability (surveillance, cargo, passenger). The principal objectives of these missions are for counter-drug detection, monitoring of the transit zone, border security surveillance and enforcement operations.

Multi-role Enforcement Aircraft (MEA).   The Multi-role Enforcement Aircraft program is a fleet of Pilatus PC-12 single engine turboprop aircraft with multi-role enforcement capability (surveillance, cargo, passenger). The principal objectives of these missions are northern border patrol, counter-drug detection, monitoring of the transit zone, border security surveillance and enforcement operations.

Scathe View.   The Scathe View is a pallet mounted Intelligence, Surveillance and Reconnaissance (ISR) system for roll-on/roll-off surveillance capability on Reno Air National Guard (ANG) C-130 aircraft. The system provides Electro-Optical/Infra-Red (EO/IR) data for situation awareness review and exploitation. Scathe View was utilized in the aftermath of Hurricane Katrina to provide damage assessment and assist in search and rescue operations.

Scorpion II.   The Scorpion II program focuses the use of high powered microwaves to counter a wide variety of remote controlled Improvised Explosive Devices (IED’s). The program has demonstrated proof of concept and is preparing for demonstration of a mobile prototype by mid-calendar year 2006.

DTRA RHM.   The DTRA Radiation Hardened Microelectronics (RHM) program focuses on new technology characterization and mitigation techniques. This program provides an alternative for radiation-hardened electronics. This program includes investigations into the effect of heavy ions on microcircuits and methods for reducing or eliminating these effects.

LPD Series Radomes.   ATK Mission Research is outfitting the San Antonio class Landing Platform Dock (LPD) amphibious ships with radomes. These radomes reduce the radar cross section of the ship resulting from masts on the ship. The radomes enclose mast structure and search radar antennas without degrading their performance.

DDG-1000 Volume Surveillance Radar (VSR) Radome.   ATK Mission Research is designing, developing and manufacturing the first full-size engineering development model (EDM) radome for the low observable VSR radar for DDG-1000. This is a state of the art design that handles high RF power and possesses anti-icing circuitry. EDM fabrication and delivery is scheduled for calendar year 2006.

Major Customers

ATK’s sales are predominantly derived from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. The various U.S. Government customers including the U.S. Army, the U.S. Air Force, the National Aeronautics and Space Administration (NASA), and the U.S. Navy, exercise independent purchasing power. As a result, sales to the U.S. Government generally are not regarded as constituting sales to one customer; instead, each contracting customer entity is considered a separate customer.

The approximate percentage breakdown of all fiscal 2006 sales to various categories of customers was as follows:

Sales to:
U.S. Army	29%
U.S. Air Force	16%
NASA	14%
U.S. Navy	12%
Other U.S. Government customers	8%
Total U.S. Government customers	79%
Commercial and foreign customers	21%
Total	100%

ATK’s U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government sales	Percent of sales
2006	$2,549 million	79%
2005	2,186 million	78%
2004	1,810 million	77%

This significant reliance upon contracts related to U.S. Government programs entails inherent benefits and risks, including those particular to the defense and aerospace industry. ATK derived approximately 14% of its total sales from the military small-caliber ammunition contract at Lake City and approximately 13% from the Reusable Solid Rocket Motor contract with NASA. No other single contract contributed more than 10% of ATK’s sales in fiscal 2006. ATK’s top five contracts accounted for approximately 39% of fiscal 2006 net sales.

The approximate percentage breakdown of fiscal 2006 sales to the U.S. Government as a prime contractor and a subcontractor was as follows:

Sales as a prime contractor	63%
Sales as a subcontractor	37%
Total	100%

No single customer, other than the U.S. Government customers listed above, accounted for more than 10% of ATK’s fiscal 2006 sales.

Foreign sales for each of the last three fiscal years are summarized below:

Fiscal	Foreign sales	Percent of sales
2006	$227 million	7.1%
2005	195 million	7.0%
2004	156 million	6.6%

Sales to foreign governments must be approved by the Department of Defense and the State Department. Approximately 42% of these sales are in ATK’s Ammunition segment, 37% of these sales are in the Precision Systems segment, 18% are in the Advanced Propulsion and Space Systems segment, 2% are in the ATK Thiokol segment, and 1% are in the ATK Mission Research segment. These products are sold both directly and through the U.S. Government to U.S. allies.

Major law enforcement customers include major metropolitan police departments, the Department of Homeland Security, the Federal Bureau of Investigation, and the U.S. Secret Service. Major customers of the civil ammunition business include retailers such as Wal-Mart, Cabela’s, and Gander Mountain, as well as major wholesale distributors.

Backlog

The total amount of Contracted Backlog was approximately $3.7 billion as of March 31, 2006 and 2005. Contracted Backlog is the estimated value of contracts for which ATK is authorized to incur costs and for which orders have been recorded, but for which revenue has not yet been recognized. Included in Contracted Backlog as of March 31, 2006 was $0.7 billion of contracts that were not yet funded. Approximately 42% of Contracted Backlog as of March 31, 2006 is not expected to be filled within fiscal 2007. Total Backlog, which includes Contracted Backlog plus the value of unexercised options, was approximately $4.8 billion as of March 31, 2006 and $5.0 billion as of March 31, 2005.

Research and Development

ATK conducts a significant amount of research and development (R&D). Company-funded R&D is primarily for the development of next-generation technology. Customer-funded R&D primarily represents R&D efforts that ATK undertakes under contracts with the U.S. Government and its prime contractors. R&D expenditures in each of the last three fiscal years were as follows:

Fiscal	Company-funded Research and Development	Customer-funded Research and Development
2006	$51.5 million	$594.9 million
2005	39.1 million	478.1 million
2004	28.9 million	250.0 million

Seasonality

Sales of sporting ammunition are generally lower in ATK’s first fiscal quarter. ATK’s other business is generally not seasonal in nature.

Employees

As of March 31, 2006, ATK had approximately 15,200 employees. Approximately 12% of these employees were covered by collective bargaining agreements. The following table summarizes the number of these agreements, the expiration dates of the agreements, and the approximate number of employees represented.

Location	Number of Contracts	Expiration Date	Approximate Number of Employees Represented
Rocket Center, WV	2	November 14, 2010	15
		August 14, 2010	545
Magna, UT	1	February 15, 2007	230
Minneapolis, MN area	1	September 30, 2008	10
Radford, VA	2	October 6, 2007	890
		October 6, 2008	145

Relations between ATK and unionized and non-unionized employees and their various representatives are generally considered satisfactory. However, ATK cannot ensure that new labor contracts can be agreed to without work stoppages and related adverse financial impacts.

Patents

As of March 31, 2006, ATK owned approximately 430 U.S. patents and 370 foreign patents and had approximately 150 U.S. patent applications and 200 foreign patent applications pending. Although the conduct of ATK’s business involves the manufacture of various products that are covered by patents, ATK does not believe that any one single existing patent or license or group of patents is material to the success of the business as a whole. ATK believes that unpatented research, development, and engineering skills also make an important contribution to its business. The U.S. Government typically receives royalty-free licenses to inventions made under U.S. Government contracts. In addition, ATK’s policy is to protect proprietary information from unauthorized disclosure, consistent with which, ATK ordinarily requires employees to sign confidentiality agreements as a condition of employment.

As many of ATK’s products and solutions include complex technology involving patented and other proprietary technologies, ATK faces a risk of claims that it has infringed third parties’ intellectual property rights. Any such claims could result in costly and time-consuming litigation, the invalidation of intellectual property rights, or increased licensing costs.

Captive Insurance Subsidiary

During fiscal 2004, ATK dissolved its wholly-owned captive insurance subsidiary, Alliant Assurance Ltd. (Assurance). The environmental remediation and postretirement medical and life insurance benefits liabilities that Assurance had assumed were transferred back to the parent company. ATK then established a new captive insurance subsidiary, ATK Insurance Company, a wholly-owned subsidiary of ATK. ATK Insurance Company provides insurance and reinsurance for certain property and liability risks of ATK. The various types of insurance coverage provided include property damage and business interruption risks, excess liability, workers’ compensation, automobile, and general liability risks. The insurance subsidiary insures directly and reinsures an admitted carrier.

Executive Officers

The following table sets forth certain information with respect to ATK’s executive officers as of May 2, 2006:

Name	Age	Title
Daniel J. Murphy	57	Chairman of the Board, President, and Chief Executive Officer
Dianne Deering Anton	49	Vice President, Contracts and Supply Chain Management
John J. Cronin	49	Senior Vice President and President, Mission Systems Group
Mark W. DeYoung	47	Senior Vice President and President, Ammunition Systems Group
Ronald D. Dittemore	54	Senior Vice President and President, Launch Systems Group
Michael B. Dolby	47	Vice President, Corporate Development
John E. Gordon	65	Senior Vice President, Washington Operations
Blake E. Larson	46	Executive Vice President, Mission Systems Group
Robert J. McReavy	47	Vice President and Treasurer
Mark L. Mele	49	Senior Vice President, Corporate Strategy
Paula J. Patineau	52	Senior Vice President, Human Resources and Administrative Services
John S. Picek	51	Vice President and Controller
Keith D. Ross	49	Senior Vice President, General Counsel, and Secretary
Brian V. See	48	Vice President, Mission Assurance
John L. Shroyer	42	Senior Vice President and Chief Financial Officer
Thomas R. Wilson	60	Senior Vice President, Tidewater Operations

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

Dianne Deering Anton has held her present position since 2003, holding the title of Vice President, Contracts and Supply Chain Management since May 2006 and Vice President, Contracts and Strategic Agreements from 2003 to 2006. From 2002 to 2003, she was Vice President, Contracts and Strategic Agreements, for the Precision Systems Group. From 1999 to 2002, she was Executive Vice President, Operations, and Vice President, Finance, and Controller for ATK Ordnance Systems.

John J. Cronin has held his present position since April 2006. He joined ATK following a 20-year career with Raytheon Company where he served as President of Raytheon Systems Ltd., United Kingdom, from 2003 to 2006. Prior to that he served as Director of Advanced Systems and Vice President for Future Surface Combatants and Deputy General Manager for Naval and Maritime Integrated Systems at Raytheon Company.

Mark W. DeYoung has served in his present position since 2002, holding the title of Senior Vice President and President, Ammunition Systems Group since April 2006, Senior Vice President, Ammunition, from 2004 to 2006, and Group Vice President, Ammunition, from 2002 to 2004. He was President, ATK Ammunition and Related Products, from 2001 to 2002. Before that, he was President, ATK Lake City Ammunition.

Ronald D. Dittemore has held his present position since 2004, holding the title of Senior Vice President and President, Launch Systems Group since April 2006 and Senior Vice President, ATK Thiokol from 2004 to 2006. Mr. Dittemore joined ATK in 2003 as assistant to the Chief Operating Officer, following a 26-year career with NASA. He served in several NASA senior executive positions, including Director of the Space Shuttle Program.

Michael B. Dolby has held his present position since April 2006. Prior to that he served as President, ATK Mission Research from 2005 to 2006. He was Vice President, Business Development, from 2004 to 2005, and Vice President, Mergers and Acquisitions, from 2001 to 2004. Prior to that he was Vice President, Corporate Strategic Development.

John E. Gordon has held his present position since 2001. Prior to that, he was Corporate Vice President and director of Washington, D.C. Operations for Litton Industries. Mr. Gordon also worked for Northrop Grumman Corporation in the company’s Washington office.

Blake E. Larson has held his present position since April 2006. From 2005 to 2006 he was Senior Vice President and President, Advanced Propulsion and Space Systems. From 2004 to 2005, he was Vice President and General Manager, ATK Space Systems. From 2003 to 2004, he was Executive Vice President, ATK Ordnance and Ground Systems. He served as President, ATK Precision Fuze Company, from 2000 to 2003.

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

Keith D. Ross has held his present position since 2004. From 2001 to 2004, he served as Vice President and Assistant General Counsel. Prior to joining ATK, Mr. Ross held corporate legal positions in the manufacturing and financial services industries and was an attorney with the law firm of Gibson, Dunn and Crutcher.

Brian V. See has held his present position since May 2005. Prior to that he had served as Vice President, Technology, since April 2004, and as President, ATK Mission Research, since June 2004. From 2002 to 2004 he was Vice President, Technology and Quality, for the ATK Precision Systems Group. He was Director of Technology for ATK’s defense businesses from 1998 to 2002.

John L. Shroyer has held his present position since April 2006. From November 2005 to April 2006 he served as Vice President, Operations. He served as Vice President and General Manager, ATK Ordnance Systems from 2004 to November 2005. From 2002 to 2004, he was President of ATK Tactical Systems. He was Vice President, ATK Tactical Systems from 2001 to 2002, and Vice President and Treasurer, ATK Tactical Systems, from 2000 to 2001.

Thomas R. Wilson has held his present position since April 2006. Prior to that he had served as Senior Vice President, Precision Systems since 2003. Mr. Wilson joined ATK in 2002 as President of ATK Missile Systems. Prior to joining ATK, he served as an intelligence officer in the U.S. Navy for 34 years, attaining the rank of Vice Admiral.

Available Information

ATK makes available, free of charge on its internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). You can find these reports on ATK’s website at www.atk.com under the “Investor Relations” heading.

These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. You may also access this information at the SEC’s website (http://www.sec.gov). This site contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.        RISK FACTORS

ATK is subject to a number of risks, including those related to being a U.S. Government contractor. Some of the risks facing ATK are discussed below.

ATK’s business could be adversely impacted by reductions or changes in NASA or U.S. Government military spending.

As the majority of ATK’s sales are to the U.S. Government and its prime contractors, ATK depends heavily on the contracts underlying these programs. Also, significant portions of ATK’s sales come from a small number of contracts. ATK’s top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 39% of fiscal 2006 sales. ATK’s largest contract, the military small-caliber ammunition contract, contributed approximately 14% of total fiscal 2006 sales, and ATK’s contract with NASA for the Reusable Solid Rocket Motors (RSRM) for the Space Shuttle represented 13% of ATK’s total fiscal 2006 sales. The loss or significant reduction of a material program in which ATK participates could have a material adverse effect on ATK’s operating results, financial condition, or cash flows.

ATK’s small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant (Lake City) in Independence, Missouri. Lake City is the Army’s principal small-caliber ammunition production facility and is the primary supplier of the U.S. military’s small-caliber ammunition needs. ATK took over operation of this facility on April 1, 2000 and is responsible for managing it, including leasing excess space to third parties in the private sector. ATK has a 10-year production contract to supply the Army’s small-caliber ammunition needs that expires April 1, 2010. ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 15 years after the plant production contract, if the plant production contract is not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract.  Future ATK production under this contract or levels of government spending cannot be predicted with certainty.

In January 2004, President Bush announced a new vision for space exploration, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The program anticipates the Space Shuttle will be retired from service as early as 2010, to be replaced by a new spacecraft and supporting exploration launch systems. On September 19, 2005, NASA announced the results of its architecture study from which NASA chose the shuttle-derived option for its new launch system due to its superior safety, cost and its availability. This option includes the current four-segment, or an upgraded five-segment Shuttle Solid Rocket Booster as the first stage for its new Apollo-style CLV and two five-segment Shuttle Solid Rocket Boosters as the initial thrust for its HLLV for the future NASA launch systems. A technical directive under ATK’s current RSRM contract has been received from NASA for ATK to begin studying and planning for the use of the ATK RSRM in these two new systems. Although ATK believes that its RSRM and RSRM derivatives will be important to achieving an affordable launch system, future programs and levels of government spending cannot be predicted with certainty.

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

The following table summarizes how much each of these types of contracts contributed to ATK’s U.S. Government business in fiscal 2006:

Cost-plus contracts:
Cost-plus-fixed-fee	10%
Cost-plus-incentive-fee/cost-plus-award-fee	30%
Fixed-price contracts:
Firm-fixed-price	60%
Total	100%

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

ATK is subject to extensive and complex U.S. Government procurement laws and regulations, along with ongoing U.S. Government audits and reviews of contract procurement, performance, and administration. ATK could suffer adverse consequences if it were to fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of munitions and other controlled products and commodities; or commit a significant violation of any other federal law. These consequences could include contract termination; civil and criminal penalties; and, under certain circumstances, ATK’s suspension and debarment from future U.S. Government contracts for a period of time. In addition, foreign sales are subject to greater variability and risk than ATK’s domestic sales. Foreign sales subject ATK to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to ATK.

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

ATK has completed novation agreements covering U.S. Government contracts acquired in the Boeing Ordnance (now known as ATK Medium Caliber Systems) and Science and Applied Technology (now known as ATK Missile Systems) acquisitions. These novation agreements provide that ATK assumes all obligations under the acquired contracts and that the U.S. Government recognizes the transfers to ATK of the acquired contracts and related assets. Under each novation agreement, the acquired contracts are scheduled to be performed over time, and it is not expected that they will be fully and finally discharged for several years. Under each novation agreement, the seller of the respective assets has agreed to indemnify ATK against any liability that ATK may incur under the novation agreement caused by any prior failure by the seller to perform its obligations under its respective novated contracts. ATK has agreed to indemnify the seller against any liability that the seller may incur under the novation agreement caused by any failure by ATK to perform its obligations under the novated contracts. ATK was not required to novate the U.S. Government contracts acquired in the Thiokol acquisition because ATK acquired Cordant Technologies, Inc.’s (the entity that owned the assets and liabilities of the Thiokol propulsion business) stock, rather than the assets of the business. ATK has provided the U.S. Government with a corporate guarantee that its obligations under the contracts will be fulfilled. ATK did not acquire any U.S. Government contracts that required novation in the acquisitions of the civil ammunition business or the PSI Group. ATK was not required to novate the U.S. Government contracts acquired in the acquisitions of Micro Craft Inc., GASL, Inc. (known together as ATK GASL), Composite Optics, Inc. or Mission Research Corporation (now known as ATK Mission Research) because ATK acquired the stock, rather than the assets of the businesses.

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

ATK uses estimates in accounting for many of its programs. Changes in estimates could affect ATK’s financial results.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of ATK’s contracts, the estimation of total revenues and cost at completion is complex and subject to many variables. Assumptions are made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions are made regarding the future impacts of efficiency initiatives and cost reduction efforts. Incentives or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance. Estimates of award and incentive fees are also used in estimating revenue and profit rates based on actual and anticipated awards.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if ATK used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. Additional information on ATK’s accounting policies for revenue recognition can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section titled “Critical Accounting Policies” in Item 7 of this report.

ATK has a substantial amount of debt, and the cost of servicing that debt could adversely affect ATK’s business and hinder ATK’s ability to make payments on its debt.

ATK has a substantial amount of indebtedness. As of March 31, 2006, ATK had total debt of $1,126 million. In addition, ATK had $73.6 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $226.4 million of availability under its revolving credit facility. Additional information on ATK’s debt can be found under “Liquidity and Capital Resources” in Item 7 of this report.

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

In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition. ATK’s sole-source contracts accounted for 71% of U.S. Government sales in fiscal 2006 and include the following programs: reusable solid rocket motor (RSRM) Space Shuttle boosters, Trident II missiles, Minuteman III Propulsion Replacement Program, Titan IV solid rocket motor upgrade space boosters, Advanced Medium-Range Air-to-Air Missile (AMRAAM), Hellfire, Sensor Fuzed Weapon propulsion systems, M830A1 multi-purpose tank ammunition rounds, Mk-90 propellant grains for the Hydra 70 and APKWS unguided and guided applications, M789 Lightweight 30 High Explosive Dual Purpose (HEDP) for medium-caliber ammunition, the AAR-47 missile warning system, Javelin launch tubes, M829A3 tank ammunition, Solid Divert and Attitude Control Systems and Third Stage Rocket Motors (SDACS/TSRM), STARTM Motors, the Nautilus program, Advanced Anti-Radiation Guided Missile (AARGM), Mobile Ground-to-Air Radar Jamming System (MGARJS), and the XM-8/XM-25 Family of Gun Systems.

In the commercial ammunition and accessories markets, ATK competes against manufacturers that have well-established brand names and strong market positions.

ATK generally faces competition from a number of competitors in each business area, although no single competitor competes along all five of ATK’s segments. ATK’s principal competitors in each of its segments are as follows:

Ammunition:   General Dynamics Ordnance and Tactical Systems, Inc., a subsidiary of General Dynamics Corporation; SNC Technologies Inc.; Winchester Ammunition of Olin Corporation; Remington; and various smaller manufacturers and importers, including Hornady, Black Hills Ammunition, Wolf, Rio Ammunition, Fiocchi Ammunition, and Selliers & Belloitt.

ATK Thiokol:   Aerojet-General Corporation, a subsidiary of GenCorp Inc.; Pratt & Whitney Space and Missile Propulsion of United Technologies Corporation; and Rocketdyne, Inc., a subsidiary of United Technologies Corporation.

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

Failure of ATK’s subcontractors to perform their contractual obligations could materially and adversely impact ATK’s prime contract performance and ability to obtain future business.

ATK relies on subcontracts with other companies to perform a portion of the services ATK provides its customers on many of its contracts. There is a risk that ATK may have disputes with its subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, ATK’s failure to extend existing task orders or issue new task orders under a subcontract, or ATK’s hiring of personnel of a subcontractor. A failure by one or more of ATK’s subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact ATK’s ability to perform its obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating a contract for default. A default termination could expose ATK to liability and have a material adverse effect on the ability to compete for future contracts and orders.

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact ATK.

Key raw materials used in ATK’s operations include aluminum, steel, steel alloys, copper, zinc, lead, graphite fiber, prepreg, hydroxy terminated polybutadiene, epoxy resins and adhesives, ethylene propylene diene monomer rubbers, cotton fiber, wood pulp cellulose, diethylether, x-ray film, plasticizers and nitrate esters, impregnated ablative materials, various natural and synthetic rubber compounds, polybutadiene, acrylonitrile, and ammonium perchlorate. ATK also purchases chemicals; electronic, electro-mechanical and mechanical components; subassemblies; and subsystems that are integrated with the manufactured parts for final assembly into finished products and systems.

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

ATK is also impacted by increases in the prices of raw materials used in production on commercial and fixed-price business. Most recently, ATK has seen a significant increase in the price of commodity metals, primarily copper which has reached record high prices, along with lead, steel, and zinc. The increased cost of natural gas and electricity also has an impact on the cost of operating ATK’s factories.

Prolonged disruptions in the supply of any of ATK’s key raw materials, difficulty completing qualification of new sources of supply, implementing use of replacement materials or new sources of supply, or a continuing increase in the prices of raw materials and energy could have a material adverse effect on ATK’s operating results, financial condition, or cash flows.

ATK’s future success will depend, in part, on its ability to develop new technologies and maintain a qualified workforce to meet the needs of its customers.

Virtually all of the products produced and sold by ATK are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. Both the commercial and government markets in which the company operates are characterized by rapidly changing technologies. The product and program needs of ATK’s government and commercial customers change and evolve regularly. Accordingly, ATK’s future performance in part depends on its ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of its business, ATK must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by its customers. ATK’s sales and earnings may be adversely affected if it is unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel.

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

•       As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’ representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

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

In February 2005, ATK entered into a Consent Agreement with the U.S. Environmental Protection Agency. Pursuant to the agreement, ATK was required to pay a penalty of $675,000. The penalty related to ATK’s alleged failure to have a financial assurance mechanism in place that satisfied the requirements of the federal Resource Conservation and Recovery Act (RCRA). ATK paid the penalty and believes that it has a financial assurance mechanism in place that satisfies RCRA.

While ATK has environmental management programs in place to mitigate risks, and environmental laws and regulations have not had a material adverse effect on ATK’s operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.

The level of returns on pension and postretirement plan assets, changes in interest rates and other factors could affect ATK’s earnings.

ATK’s earnings may be positively or negatively impacted by the amount of expense recorded for employee benefit plans, primarily pension plans. Generally accepted accounting principles (GAAP) in the United States of America require ATK to calculate expense for the plans using actuarial valuations. These valuations are based on assumptions made relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in these assumptions. The key year-end assumptions used to estimate pension expense for the following year are the discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation levels. Additional information on how ATK’s financial statements can be affected by pension plan accounting policies can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section titled “Critical Accounting Policies” in Item 7 of this report.

International sales are subject to greater risks that sometimes are associated with doing business in foreign countries.

ATK’s international business may pose greater risks than its business in the United States because in some countries there is increased potential for changes in economic, legal and political environments. ATK’s international business is also sensitive to changes in a foreign government’s national priorities and budgets. International transactions frequently involve increased financial and legal risks arising from foreign exchange rate variability and differing legal systems and customs in other countries. In addition, some international customers require contractors to agree to offset programs that may require in-country purchases or manufacturing or financial support arrangements as a condition to awarding contracts. The contracts may include penalties in the event the company fails to perform in accordance with the offset requirements. An unfavorable event or trend in any one or more of these factors could adversely affect ATK’s sales and earnings associated with its international business.

ATK may make acquisitions which represent additional risk and could impact our future financial results.

ATK’s business strategy includes the potential for future acquisitions. Acquisitions involve a number of risks including integration of the acquired company with ATK’s operations and unanticipated liabilities or contingencies related to the acquired company. ATK cannot ensure that the expected benefits of any future acquisitions will be realized.

ATK’s profitability could be impacted by unanticipated changes in its tax provisions or exposure to additional income tax liabilities.

ATK’s business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting income tax expense and profitability. In addition, audits by income tax authorities could result in unanticipated increases in income tax expense.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.

ITEM 2.                PROPERTIES

Facilities.   As of March 31, 2006, ATK occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 19.3 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government.

As of March 31, 2006, ATK’s operating segments had significant operations at the following locations:

Ammunition	Mesa, AZ; Oroville, CA; Lewiston, ID; Anoka, MN; Independence, MO; Radford, VA; Onalaska, WI
ATK Thiokol	Brigham / Promontory, UT; Magna, UT
Precision Systems	Woodland Hills, CA; Clearwater, FL; Elk River, MN; Plymouth, MN; Horsham, PA; Rocket Center, WV
Advanced Propulsion and Space Systems	Commerce, CA; Corona, CA; Goleta, CA; San Diego, CA; Elkton, MD; Iuka, MS; Ronkonkoma, NY; Tullahoma, TN; Clearfield, UT; Ogden, UT
ATK Mission Research	Santa Barbara, CA; Albuquerque, NM; Dayton, OH; Fort Worth, TX
Corporate	Edina, MN

The following table summarizes the floor space occupied by each operating segment as of March 31, 2006:

	Owned	Leased	Government Owned(1)	Total
	(thousands of square feet)
Ammunition	1,554	6	6,362	7,922
ATK Thiokol	5,215	856	767	6,838
Precision Systems	298	450	1,189	1,937
Advanced Propulsion and Space Systems	429	1,785	—	2,214
ATK Mission Research	—	346	—	346
Corporate	—	90	—	90
Total	7,496	3,533	8,318	19,347
Percentage of total	39%	18%	43%	100%

(1)          These facilities are occupied rent-free under facilities contracts that generally require ATK to pay for all utilities, services, and maintenance costs.

Land.   ATK also uses land that it owns or leases for assembly, test, and evaluation, including in Brigham, Corrine, and Magna, UT, which is used by ATK Thiokol; and in Elk River, MN and Socorro, NM, which is used by Precision Systems.

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

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

ATK’s common stock is listed and traded on the New York Stock Exchange under the symbol “ATK”. The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Fiscal 2006:
Quarter ended March 31, 2006	$79.18	$72.37
Quarter ended January 1, 2006	77.50	67.21
Quarter ended October 2, 2005	78.29	69.96
Quarter ended July 3, 2005	72.34	66.00
Fiscal 2005:
Quarter ended March 31, 2005	75.50	62.86
Quarter ended January 2, 2005	67.82	56.05
Quarter ended October 3, 2004	66.86	56.07
Quarter ended July 4, 2004	64.16	54.34

The number of holders of record of ATK’s common stock as of May 16, 2006, was 8,783.

ATK has never paid cash dividends on its common stock. ATK’s dividend policy is reviewed by the Board of Directors from time to time as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be limited by covenants contained in ATK’s 6.75% Senior Subordinated Notes and Senior Credit Facility (as described under “Liquidity and Capital Resources” in Item 7 of this report). As of March 31, 2006, ATK’s 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made since April 1, 2001. As of March 31, 2006, this limit was approximately $272 million. As of March 31, 2006, the Senior Credit Facility allows ATK to pay unlimited dividends and make other designated restricted payments as long as ATK maintains certain debt limits, with an annual limit of $50 million when such debt limits are not met. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.

Equity Compensation Plan Information

The following table gives information about ATK’s common stock that may be issued upon the exercise of options, warrants and rights under each of ATK’s existing equity compensation plans as of March 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan	1,531,050	$58.23	414,527	(1)
1997 Employee Stock Purchase Plan	—	N/A	366,984	(2)
Non-Employee Director Restricted Stock Plan	—	N/A	28,384	(3)
2005 Stock Incentive Plan	19,300	73.74	2,707,820	(4)
Equity compensation plans not approved by security holders:
2000 Stock Incentive Plan	414,368	39.21	—
Total	1,964,718	$54.37	3,517,715

(1)          Shares reserved for issuance in connection with outstanding performance share awards, which shares will be issued only if specified performance goals are achieved. No additional awards may be granted under this plan.

(2)          Shares are issued based on employees’ elections to participate in the plan.

(3)          Shares available for awards of restricted stock in accordance with the terms of the plan.

(4)          Includes 256,480 shares reserved for issuance in connection with grants of performance share awards, which shares will be issued only if specified performance goals are achieved. Under the plan, no more than 1,000,000 shares may be issued pursuant to awards of restricted stock, restricted stock units, performance awards, and stock awards, and of that number only 100,000 shares may be issued as stock awards. No more than 150,000 shares in the aggregate may be granted pursuant to awards to non-employee directors of ATK.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
January 2 – January 29	227,000	$77.03	227,000
January 30 – February 26	356,701	75.88	356,400
February 27 – March 31	958,704	76.10	958,704
Fiscal quarter ended March 31, 2006	1,542,405	$76.19	1,542,104	3,684,896

(1)          Of the transactions noted, 301 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock that were granted under ATK’s incentive compensation plans.

(2)          On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. Under that program ATK repurchased 1,315,104 shares for approximately $100 million resulting in 3,684,896 remaining shares authorized to be repurchased as of March 31, 2006.

The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK’s debt instruments as discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Debt,” is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

	Years Ended March 31
	2006	2005	2004	2003	2002
	(Amounts in thousands except per share data)
Results of Operations
Sales	$3,216,807	$2,801,129	$2,366,193	$2,172,135	$1,801,605
Cost of sales	2,606,087	2,271,040	1,875,656	1,692,742	1,420,348
Gross profit	610,720	530,089	490,537	479,393	381,257
Operating expenses:
Research and development	51,506	39,117	28,936	26,849	20,589
Selling	82,038	68,811	67,204	64,200	44,063
General and administrative	150,027	137,169	117,334	112,801	92,923
Total operating expenses	283,571	245,097	213,474	203,850	157,575
Income from continuing operations before interest, income taxes, minority interest, and cumulative effect of change in accounting principle	327,149	284,992	277,063	275,543	223,682
Interest expense, net(1)	(99,592)	(64,452)	(59,267)	(78,066)	(102,348)
Income from continuing operations before income taxes, minority interest, and cumulative effect of change in accounting principle	227,557	220,540	217,796	197,477	121,334
Income tax provision	73,271	66,549	55,041	77,020	46,107
Income from continuing operations before minority interest and cumulative effect of change in accounting principle	154,286	153,991	162,755	120,457	75,227
Minority interest, net of income taxes	404	451	450	—	1,240
Income from continuing operations before cumulative effect of change in accounting principle	153,882	153,540	162,305	120,457	73,987
Loss on disposal of discontinued operations, net of income taxes(2)	—	—	—	—	(4,660)
Income before cumulative effect of change in accounting principle	153,882	153,540	162,305	120,457	69,327
Cumulative effect of change in accounting principle, net of income taxes(3)	—	—	—	3,830	—
Net income	$153,882	$153,540	$162,305	$124,287	$69,327
Basic earnings (loss) per common share:
Continuing operations	$4.19	$4.09	$4.22	$3.15	$2.19
Discontinued operations(2)	—	—	—	—	(0.14)
Cumulative effect of change in accounting principle(3)	—	—	—	0.10	—
Net income	$4.19	$4.09	$4.22	$3.25	$2.05
Diluted earnings (loss) per common share:
Continuing operations	$4.11	$4.03	$4.14	$3.06	$2.10
Discontinued operations(2)	—	—	—	—	(0.13)
Cumulative effect of change in accounting principle(3)	—	—	—	0.10	—
Net income	$4.11	$4.03	$4.14	$3.16	$1.97
Financial Position
Net current assets	$348,507	$401,674	$377,294	$284,263	$295,062
Net property, plant, and equipment	453,958	456,310	465,786	463,736	464,830
Total assets	2,901,980	3,015,810	2,800,744	2,468,660	2,181,688
Long-term debt (including current portion)	1,125,596	1,134,045	1,084,294	825,187	872,443
Total stockholders’ equity	628,358	686,359	564,200	477,924	556,801
Other Data
Depreciation and amortization	$83,617	$84,325	$69,918	$67,134	$78,673
Capital expenditures	65,352	62,600	58,754	54,171	42,884
Gross margin (gross profit as a percentage of sales)	19.0%	18.9%	20.7%	22.1%	21.2%

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

In fiscal 2006, ATK made a cash tender offer for its outstanding $400 million principal aggregate amount 8.50% Senior Subordinated Notes. Interest expense reflects $18.8 million for the premium to extinguish the debt, $7.1 million related to deferred financing costs that were written off, and $6.0 million for termination of the related interest-rate swaps.

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

See Note 2 to the consolidated financial statements for a description of acquisitions made since the beginning of fiscal 2004.

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

Forward-Looking Information is Subject to Risk and Uncertainty

Some of the statements made and information contained in this report, excluding historical information, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give ATK’s current expectations or forecasts of future events. Words such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” and similar expressions are used to identify forward-looking statements. From time to time, ATK also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements ATK makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

•       reductions or changes in NASA or U.S. Government military spending and budgetary policies and sourcing strategy,

•       increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

•       the potential termination of U.S. Government contracts,

•       government laws and other rules and regulations applicable to ATK, such as procurement and import-export control,

•       the novation of U.S. Government contracts,

•       other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

•       changes in cost estimates and/or timing of programs,

•       intense competition,

•       performance of ATK’s subcontractors,

•       supply, availability, and costs of raw materials and components,

•       development of key technologies and retention of a qualified workforce,

•       fires or explosions at any of ATK’s facilities,

•       environmental rules and regulations, noncompliance with which may expose ATK to adverse consequences,

•       actual pension asset returns and assumptions regarding future returns, discount rates, and service costs,

•       greater risk associated with international business,

•       unanticipated changes in the tax provision or exposure to additional tax liabilities,

•       results of acquisitions,

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

•       changes in accounting or pension rules or pronouncements,

•       changes in cost estimates related to restructuring or relocation of facilities,

•       the timing and extent of changes in commodity prices and interest rates,

•       access to capital markets and the costs thereof,

•       legal proceedings, and

•       other economic, political, and technological risks and uncertainties.

This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. Additional information regarding certain of these factors is contained in Item 1A of this report and may also be contained in ATK’s filings with the Securities and Exchange Commission on Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.

Overview

ATK is a supplier of aerospace and defense products to the U.S. Government, U.S. allies, and major prime contractors. ATK is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets. ATK is headquartered in Edina, Minnesota and has operating locations throughout the United States. ATK’s fiscal 2006 segments are as follows: Ammunition, ATK Thiokol, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research.

•       The Ammunition segment, which generated approximately 34% of total external sales in fiscal 2006, supplies small-caliber military ammunition, medium-caliber ammunition, medium-caliber gun systems, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition accessories.

•       The ATK Thiokol segment, which generated approximately 29% of total external sales in fiscal 2006, is a solid propellant rocket motor manufacturer, providing motors for human access to space (Space Shuttle), land- and sea-based strategic missiles, commercial and government space launch vehicles, and missile defense interceptors. The segment also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials/structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

•       The Precision Systems segment, which generated approximately 17% of total external sales in fiscal 2006, develops, demonstrates, and manufactures gun-launched guided and conventional large-caliber ammunition, tactical missile systems, tactical rocket motors and warheads, composite structures for aircraft and weapons systems, soldier weapon systems, air weapon systems, fuzes and proximity sensors, missile warning and radar jamming systems, electronic warfare support systems, barrier systems, and lithium and lithium-ION batteries for military and aerospace applications.

•       The Advanced Propulsion and Space Systems segment, which generated approximately 15% of total external sales in fiscal 2006, supplies highly engineered propulsion solutions for missile defense, space, strategic, tactical, and commercial applications, and advanced ordnance and control systems; high-performance structures for space launch vehicles, rocket motor casings, military and commercial aircraft; telescope, satellite and spacecraft, launch vehicles, satellite pressurant and liquid propellant tanks, optical benches, and antenna reflectors; and advanced hypervelocity and air-breathing propulsion systems for aerospace vehicles and weapon systems.

•       The ATK Mission Research segment, which is included in “Other” or “Corporate and Other” below, is a developer of advanced technologies that address emerging national security and homeland defense requirements in such areas as directed energy; electro-optical and infrared sensors; aircraft sensor integration; high-performance antennas and radomes; advanced signal processing; and specialized composites.

Effective April 1, 2006, ATK realigned its business operations. As a result of this realignment, ATK renamed its ATK Thiokol segment to Launch Systems Group and its Ammunition segment to Ammunition Systems Group, and consolidated the Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research segments into a new segment, Mission Systems Group. Following this realignment, ATK has three segments:  Mission Systems Group, Ammunition Systems Group, and Launch Systems Group. The April 1, 2006 realignment is not reflected in the information contained in this report.

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

In January 2004, President Bush announced a new vision for space exploration, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The new program anticipates that the Space Shuttle will be retired from service as early as 2010, to be replaced by new spacecraft and supporting exploration launch systems. On September 19, 2005, NASA announced the results of its architecture study from which NASA chose the shuttle-derived option for its new launch system due to its superior safety, cost and its availability. This option includes the current four-segment Shuttle Solid Rocket Booster as the first stage for its new Apollo-style Crew Launch Vehicle (CLV) and two five-segment Shuttle Solid Rocket Boosters as the initial thrust for its Heavy Launch Lift Vehicle (HLLV) for the future NASA launch systems. A technical directive under ATK’s current RSRM contract has been received from NASA for ATK to begin studying and planning for the use of the ATK RSRM in these two new systems.

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

Profits expected to be realized on contracts are based on management estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales.

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

Civil Ammunition Products—Sales are recognized on civil ammunition products when realized or realizable and when earned. Sales are recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred, and payment is reasonably assured. Sales are reduced for allowances and price discounts.

Environmental Remediation and Compliance

Costs associated with environmental compliance and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation and monitoring costs relating to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial activities when they are probable and the remediation cost can be reasonably estimated. As of March 31, 2006, the estimated discounted range of reasonably possible costs of environmental remediation was $56 million to $94 million.

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

Employee Benefit Plans

Defined Benefit Pension Plans.   ATK’s noncontributory defined benefit pension plans (the Plans) cover substantially all employees. Plans provide either pension benefits based on employee annual pay levels and years of credited service or based on stated amounts for each year of credited service. ATK funds the Plans in accordance with federal requirements calculated using appropriate actuarial methods.

Plan assets for ATK are held in a trust and are invested in a diversified portfolio of equity securities, fixed income investments, real estate investments, alternative investments, and other investments.

ATK recorded pension expense for the Plans of $53.6 million in fiscal 2006, an increase of $22.7 million over the $30.9 million of pension expense recorded in fiscal 2005. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table sets forth ATK’s assumptions used in determining pension expense for fiscal 2006 and 2005, and projections for fiscal 2007:

	Years Ending March 31
	2007	2006	2005
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Discount rate	5.80%	5.90%	6.25%
Rate of compensation increase:
Union	3.00%	3.00%	3.00%
Salaried	3.25%	3.25%	3.25%

In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK’s own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. The expected long-term rate of return of 9.0% used in fiscal 2006 for pension plans was based on an asset allocation assumption of 55% with equity managers, with an expected long-term rate of return of 10.9%; 20% with fixed income managers, with an expected long-term rate of return of 6.5%; 10% with real estate/real asset managers with an expected long-term rate of return of 9.6%; and 15% with alternate investment managers with an expected long-term rate of return of 9.6%.

ATK’s discount rate is determined using a yield curve approach. The yield curve matches projected plan pension benefit payment streams with bond portfolios reflecting actual liability duration unique to ATK plans. The discount rate using the yield curve approach was 5.80% and 5.90% at December 31, 2005 and 2004, respectively. Prior to December 31, 2004, the discount rate that ATK used for determining future pension obligations was based on a review of long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis was 6.25% at December 31, 2003. The discount rate as of December 31 impacts the following fiscal year’s pension expense.

Based on these and other assumptions, ATK estimates that its pension expense will be approximately $78 million in fiscal 2007, an increase of approximately $24 million over fiscal 2006. Future actual pension expense will depend on future investment performance, changes in future discount rates, legally required plan changes, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate and/or expected rate of return for fiscal 2007 were different, the impact on fiscal 2007 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2007 pension expense by approximately $6 million; each 1.0% change in the expected rate of return on plan assets would change fiscal 2007 pension expense by approximately $17 million.

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

ATK made pension plan contributions, including contributions to the trust fund and directly to retirees, during fiscal 2006 of $28.5 million, of which $24.6 million was above the minimum amount legally required for the year. ATK expects to make qualified pension plan trust contributions of approximately $86 million in fiscal 2007, which is the minimum amount legally required for the year. ATK also expects to make contributions directly to retirees of approximately $6 million in fiscal 2007. A substantial portion of ATK’s pension plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, requires that the balance sheet reflect a prepaid pension asset or minimum pension liability based on the current market value of plan assets and the accumulated benefit obligation of the plans. During fiscal 2006, fiscal 2005 and fiscal 2004, ATK recorded net after-tax adjustments of $87.1 million, $5.4 million and $20.8 million, respectively due to valuation changes during the years. These adjustments were non-cash reductions of equity and did not impact earnings. The minimum pension liability could change materially in future years.

Other Postretirement Benefits.   ATK also provides postretirement health care benefits and life insurance coverage to certain employees and retirees.

The following table sets forth ATK’s assumptions used to determine net periodic benefit cost for other postretirement benefit (PRB) plans for fiscal 2006 and 2005, and projections for fiscal 2007:

	Years Ending March 31
	2007	2006	2005
Expected long-term rate of return on plan assets:
Held solely in fixed income investments	6.00%	6.00%	6.00%
Held in pension master trust and fixed income investments	8.00%	8.00%	8.00%
Discount rate	5.80%	5.90%	6.25%
Weighted average initial health care cost trend rate	7.20%	7.00%	8.00%

Beginning in fiscal 2007, medical trend rates are set specifically for each benefit plan and design. Medical trend rates used to determine the net periodic benefit cost for employees is as follows: under age 65 is 8.00%; employees over age 65 is 6.50%; and the prescription drug portion is 14.00%.

The rates to which the cost trend rates are assumed to decline (the ultimate trend rates) are as follows:

Health care cost trend rate for employees under 65	5.50%
Health care cost trend rate for employees over 65	5.00%
Health care cost trend rate for prescription drugs	7.00%
Weighted average health care cost trend rate	5.40%

Each category of cost declines at a varying rate. The ultimate trend rate will be reached in fiscal 2014 for employees under age 65, in fiscal 2016 for employees over age 65, and in fiscal 2017 for prescription drugs.

In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2006, 29% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets.  The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$589	$(557)
Effect on postretirement benefit obligation	9,561	(9,049)

ATK made other PRB plan contributions of $22.1 million in fiscal 2006. ATK expects to make other PRB plan contributions of approximately $21 million in fiscal 2007.

In December 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. FSP 106-2 became effective for ATK during fiscal 2005. One of ATK’s other PRB plans is actuarially equivalent to Medicare, but ATK does not believe that the subsidies it will receive under the Act will be significant. Because ATK believes that participation levels in its other PRB plans will decline, the impact of adopting this FSP reduced ATK’s APBO by approximately $31 million. The impact to ATK’s results of operations in any period is not expected to be significant.

Defined Contribution Plans.   ATK also sponsors two 401(k) defined contribution plans. Participation in one of these plans is available to substantially all employees.

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

In accordance with SFAS 142, Goodwill and Other Intangible Assets, ATK tests goodwill for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment. Goodwill impairment testing under SFAS 142 is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. ATK estimates the fair values of the related operations using discounted cash flows. If the fair value is determined to be less than the carrying value, a second step would be performed to determine the amount of impairment. SFAS 142 requires that goodwill be tested as of the same date every year; ATK’s annual testing date is the first day of its fourth fiscal quarter. ATK has not recorded any goodwill impairment charges under SFAS 142. Under the valuation techniques and approach applied by ATK in its SFAS 142 analysis, a change in key assumptions, such as the discount rate and projected future cash flows, could significantly impact the results of our assessment.

Other Matters

Space Shuttle Contract

ATK is the sole manufacturer of the Reusable Solid Rocket Motors (RSRM) for NASA’s Space Shuttle. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. The RSRM program represented 13% of ATK’s total fiscal 2006 sales.

As a result of the investigation of the February 1, 2003 Columbia failure and temporary suspension of Space Shuttle flights, NASA directed ATK on June 3, 2003 to slow down the production rate of RSRM motor segments, but to maintain necessary and critical staffing skills. The Space Shuttle returned to flight July 26, 2005, and the next launch is scheduled to occur in July 2006 or later. The continued production slowdown has not and is not expected to significantly impact RSRM staffing. Metal case and nozzle hardware for the program have been purchased under prior contracts and are reused after each Space Shuttle flight. Expendable raw materials used in propellant manufacturing are the items being most affected by the slowdown, but the reduction to raw materials purchase quantities has been and is expected to continue to be partially offset by materials pricing increases due to the lower quantities being purchased and increases in program safety and supplier viability initiatives. In addition to ATK’s future role in the Crew Launch Vehicle (CLV) and Heavy Lift Launch Vehicle (HLLV) discussed above, ATK has also been selected to provide Space Shuttle Booster Separation Motors, which likely will be used for the HLLV, and has developed and provided a repair system for the Orbiter Wing Leading Edge.

Restructuring Charges

Since fiscal 2004, ATK has been recording costs for restructuring and related activities, the majority of which are the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result of this announcement, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005. ATK expects Army approval for the final exit from TCAAP in 2006. In connection with these restructuring and related activities, ATK recorded costs of approximately $14.7 million in fiscal 2004 and fiscal 2005, primarily for employee termination benefits (including $2.7 million for special termination benefits for pension and other PRB), facility clean-up, and accelerated depreciation, and disbursed approximately $9.0 million in fiscal 2005. The liability related to these costs as of March 31, 2005 was approximately $0.8 million. During fiscal 2006 approximately $0.5 million was disbursed and an additional $0.3 million in costs were recorded. Costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2006 was approximately $0.6 million (not including the impact on the pension and other PRB plans). A majority of the $0.6 million was paid in April 2006 effectively completing this restructuring and the related activities.

In January 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV. In connection with this move, ATK recorded costs of approximately $5.2 million during fiscal 2005 related primarily to employee termination benefits and accelerated depreciation. The liability related to these costs as of March 31, 2005 was approximately $2.3 million. During fiscal 2006, approximately $6.5 million was disbursed, an additional $4.6 million in costs were recorded primarily related to employee termination benefits, relocation, and facility clean-up costs. In addition, cash of $1.4 million was received from the sale of the Janesville facility. Costs were recorded within cost of sales within the Precision Systems segment. The liability related to these costs as of March 31, 2006 was approximately $0.4 million. ATK expects to incur minimal additional costs for this restructuring activity.

Acquisitions

ATK did not make any acquisitions during fiscal 2006.

During fiscal 2005 ATK acquired the PSI Group, which includes Pressure Systems Inc. (which was renamed ATK Space Systems Inc.), Programmed Composites Inc., and Able Engineering Company, Inc., for $164.2 million in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthened ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. The PSI Group is included in the Advanced Propulsion and Space Systems segment.

During fiscal 2004, ATK made the following two acquisitions:

•  On March 15, 2004, ATK acquired Mission Research Corporation for $215.0 million in cash and now operates it as a separate segment under the name ATK Mission Research. ATK Mission Research is a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. ATK believes that the acquisition of ATK Mission Research was a strategic transaction that gives ATK an advanced aerospace and defense technology pipeline spanning concept development to full-scale production. ATK Mission Research has a reputation as a national asset in such areas as directed energy; electro-optical and infrared sensors; aircraft sensor integration; high-performance antennas and radomes; advanced signal processing; and specialized composites. Each of these areas is attractive in its own right, but of significantly greater potential value when coupled with ATK’s precision weapons and energetics capabilities. ATK Mission Research is reported in “other” or “corporate and other”.

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

In accordance with SFAS 141, Business Combinations, the results of each of the acquired businesses are included in ATK’s consolidated financial statements since the date of each acquisition.

Results of Operations

The following information should be read in conjunction with ATK’s consolidated financial statements. The key performance indicators that ATK’s management uses in managing the business are each operating segment’s orders, sales, income before interest and income taxes, and cash flows.

Fiscal 2006

Sales

The following is a summary of each operating segment’s external sales (in millions):

	Years Ended March 31
	2006	2005	$ Change	% Change
Ammunition	$1,105.4	$888.7	$216.7	24.4%
ATK Thiokol	929.3	845.2	84.1	10.0%
Precision Systems	554.3	517.6	36.7	7.1%
Advanced Propulsion and Space Systems	468.0	392.8	75.2	19.1%
Other	159.8	156.8	3.0	1.9%
Total sales	$3,216.8	$2,801.1	$415.7	14.8%

The increase in sales was driven by organic growth in many of the existing businesses, along with a full year of sales from the PSI Group, which was acquired during fiscal 2005, as described above.

Ammunition.   The increase in sales was driven by:

•  an increase of $116 million in military small-caliber ammunition sales at the Lake City Army Ammunition Plant,

•  a $39 million increase in medium-caliber ammunition,

•  a $39 million increase in civil ammunition due to stronger domestic, international, law enforcement, government, and power load sales,

•  an increase of $13 million in gun systems, and

•  a $7 million increase in Mk-90 sales.

ATK Thiokol.   The increase in sales was due to:

•  an increase of $44 million on the Minuteman III Propulsion Replacement program, mainly due to the transfer of all work previously performed by Pratt & Whitney to ATK,

•  a $21 million increase in the Space Shuttle program due to an increase in return to flight activity and effort related to the Crew Launch Vehicle (CLV),

•  an increase of $15 million in flares and decoys, and

•  a $12 million increase on the Trident II Missile program and related technology contracts.

These were partially offset by a $13 million reduction in Graphite Epoxy Motor production for Delta rockets.

Precision Systems.   The increase in sales was due to:

•  a $40 million increase in precision munitions, principally the Precision-Guided Mortar Munition, Mid-Range Munition, and Extended Range Munition programs,

•  an increase of $18 million in missile systems, principally due to increased systems design and development on the Advanced Anti-Radiation Guided Missile (AARGM),

•  a $9 million increase across various tactical rocket motor programs, and

•  a net increase of $8 million in various tank ammunition programs.

Partially offsetting these increases were:

•  a $20 million decline in barrier systems principally due to timing of development activities on the Spider Advanced Munition program and Intelligent Munitions System, and

•  a $12 million decline in fuzes and proximity sensors primarily due to a break in production as a result of moving the fuze production operations, as discussed above.

Advanced Propulsion and Space Systems.   The increase in sales was due to:

•  the acquisition of the PSI Group at the end of the second quarter of fiscal 2005, which added $62 million during fiscal 2006,

•  an increase of $23 million in missile defense, principally the SM-3 in connection with increased support of deployment rounds, and

•  a $15 million increase in space and ordnance programs, principally the Orbus program.

Partially offsetting these increases was a reduction in military aircraft of $13 million, primarily the Global Hawk program, and a decrease of $11 million in other composites programs.

Gross Profit

	Years Ended March 31
	2006	As a % of Sales	2005	As a % of Sales	Change
	(amounts in millions)
Gross profit	$610.7	19.0%	$530.1	18.9%	$80.6

The increase in gross profit was driven by higher sales, a reduction in other postretirement benefit costs, the lack of a prior year charge of $7 million due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program within the Advanced Propulsion Space Systems segment, and a $5.8 million decrease in restructuring and related costs, as discussed in “Restructuring Charges” above. These items were partially offset by an increase in pension costs (excluding the $6.4 million settlement to recognize lump sum pension benefits that was recorded in general and administrative costs in fiscal 2005).

Operating Expenses

	Years Ended March 31
	2006	As a % of Sales	2005	As a % of Sales	Change
	(amounts in millions)
Research and development	$51.5	1.6%	$39.1	1.4%	$12.4
Selling	82.1	2.6%	68.8	2.5%	13.3
General and administrative	150.0	4.7%	137.2	4.9%	12.8
Total	$283.6	8.8%	$245.1	8.7%	$38.5

Operating expenses increased primarily due to higher sales, increased discretionary research and development activity primarily within the ATK Thiokol and Precision Systems segments, and the inclusion of a full year of the PSI Group, which was acquired in the prior fiscal year. General and administrative expenses increased due to increased headcount and other compensation-related costs. These increases were partially offset by the absence of a $6.4 million settlement charge in the prior-year period to recognize the impact of lump sum pension benefits that were paid and the absence of the $6 million litigation settlement along with the incremental legal costs recorded in fiscal 2005.

Income before Interest, Income Taxes, and Minority Interest

	Years Ended March 31
	2006	2005	Change
	(amounts in millions)
Ammunition	$109.3	$86.9	$22.4
ATK Thiokol	130.4	121.9	8.5
Precision Systems	48.5	49.0	(0.5)
Advanced Propulsion and Space Systems	53.0	41.0	12.0
Corporate and Other	(14.1)	(13.8)	(0.3)
Total	$327.1	$285.0	$42.1

Income before interest, income taxes, and minority interest by segment for fiscal 2005 was previously reported after the elimination of intercompany profit. Fiscal 2005 has been recast to include intercompany profit, consistent with presentation of fiscal 2006.

The increase in income before interest, income taxes, and minority interest was due to higher sales as well as:

•       a reduction in other postretirement benefit costs,

•       the absence of a $6.4 million settlement charge in the prior year to recognize lump sum pension benefits that were paid,

•       the absence of the $6 million litigation settlement along with the incremental legal costs that was recorded in fiscal 2005, and

•       certain program-related changes within the operating segments as described below.

These increases were partially offset by the increase in pension expense, increased headcount and other compensation-related costs, along with certain program-related changes within each of the operating segments as discussed below.

Ammunition.   The increase was related to higher sales across the segment, as discussed in the Sales section above, along with a decrease of $6.4 million for restructuring and related activities.

ATK Thiokol.   The increase was mainly due to the increased volume for the Minuteman III Propulsion Replacement program and flares and decoys, partially offset by lower profit on Graphite Epoxy Motors in connection with lower sales.

Precision Systems.   The slight decrease was primarily due to increased discretionary spending for research and development and bid and proposal activities along with a decline on barrier systems and fuzes and proximity sensors in connection with lower sales. These decreases were offset by increased margins on the AAR-47 missile warning system program and the M829A3 program.

Advanced Propulsion and Space Systems.   The increase was primarily driven by the lack of a prior year charge of $7 million due to higher material usage rates and technical issues related to the build process on the F/A-22 Stabilator composite structures program, improved margins in launch vehicle structures related to the Delta program, as well as the inclusion of the PSI Group for the entire fiscal 2006, versus six months in fiscal 2005.

Corporate and Other.   The net expense of Corporate and Other primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the elimination of intercompany profits, and the results of operations of ATK Mission Research. The $6 million litigation settlement plus incremental legal costs discussed above are also included in Corporate and Other in fiscal 2005.

Net Interest Expense

Net interest expense for fiscal 2006 was $99.6 million, an increase of $35.1 million compared to $64.5 million in fiscal 2005. As discussed in the “Liquidity and Capital Resources” section below, during fiscal 2006 ATK repaid the majority of its 8.50% Senior Subordinated Notes and issued 6.75% Senior Subordinated Notes. ATK’s interest expense includes the following items related to these financing activities:

•       $18.8 million premium paid to holders of the 8.50% Notes,

•       $7.1 million write-off of deferred costs from the issuance of the 8.50% Notes, and

•       a net expense of $6.0 million due to the termination of the related interest rate swaps.

Also contributing to the increase was a higher average borrowing rate.

Income Tax Provision

	Years Ended March 31
	2006	Effective Rate	2005	Effective Rate	Change
	(amounts in millions)
Income tax provision	$73.3	32.2%	$66.5	30.2%	$6.8

ATK’s provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2006 of 32.2% differs from the federal statutory rate of 35% due to state income taxes and an increase in the valuation allowance, both of which increased the effective rate, and the following items which decreased the rate:  extraterritorial income (ETI) exclusion tax benefits, domestic manufacturing deduction (DMD), research and development (R&D) tax credits, the tax benefit from the favorable resolution of federal and state audit issues, and amounts recorded to adjust provision numbers to the returns as filed. During fiscal 2006, ATK recognized $3.2 million of previously established reserves due to a settlement reached with the IRS and related changes in estimates of federal and state tax reserves needed. In addition, the valuation allowance was increased by $0.5 million because the amount of state carryforward benefits expected to be utilized before expiration decreased primarily due to changes to ATK’s legal entity structure.

The effective tax rate for fiscal 2005 of 30.2% differs from the federal statutory rate of 35% due to state income taxes and an increase in the valuation allowance, ETI exclusion tax benefits, R&D tax credits, the tax benefit from the favorable resolution of federal and state audit issues, and amounts recorded to adjust provision numbers to the returns as filed. During fiscal 2005, ATK recognized $8.2 million of previously established tax reserves because of favorable audit results from several states, a settlement reached with the IRS and a change in estimate of tax reserves needed. In addition, the valuation allowance was increased by $0.7 million because the amount of state carryforward benefits that are expected to be utilized before expiration decreased primarily as a result of the decision to move the fuze production operations.

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

At March 31, 2006, ATK had gross deferred tax assets of $577 million, including $6 million of state credit carryforwards and $7 million of state loss carryforwards, which are subject to various limitations and will expire if unused within their respective carryforward periods. ATK has assessed the likelihood that the deferred tax assets will be realized in future years based on projected taxable income and, to the extent that recovery is not likely, a valuation allowance has been established. The valuation allowance of $3.7 million at March 31, 2006 relates principally to certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. Of the valuation allowance, $0.4 million will be allocated to reduce goodwill if the related deferred tax asset is ultimately realized.

IRS examinations have been completed through fiscal 2003 and all tax matters with the IRS have been settled for those years. The examination for fiscal 2004 and 2005 began in March 2006.

The American Jobs Creation Act of 2004 (the 2004 Act) provides a deduction for qualified domestic production activities and a two-year phase-out (except for certain grandfathered contracts) of the existing ETI exclusion tax benefit for foreign sales, which the World Trade Organization (WTO) ruled was an illegal export subsidy. The European Union filed a complaint with the WTO challenging the transitional and grandfathered provisions of the 2004 Act. On September 30, 2005, the WTO ruled that the Act failed to comply with its prior ruling. The U.S. appealed, but the September ruling was upheld. On May 17, 2006, the President signed the Tax Increase Prevention and Reconciliation Act of 2005 (2005 Act). The 2005 Act repeals the grandfathered provisions of the 2004 Act effective for fiscal years beginning after the date of enactment.

Effective December 31, 2005, the R&D tax credit expired. Congress is working on legislation to reinstate the credit. If the proposed legislation is not signed into law, ATK’s fiscal 2007 tax rate could increase by approximately 1.2%.

Minority Interest

The minority interest represents the minority owner’s portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. and is consolidated into ATK’s financial statements.

Net Income

Net income for fiscal 2006 was $153.9 million, an increase of $0.4 million compared to $153.5 million in fiscal 2005. The increase was due to an increase of $80.6 million in gross profit, offset by an increase in operating expenses of $38.5 million, along with increases in net interest expense of $35.1 million and income tax provision of $6.8 million.

Fiscal 2005

Sales

The following is a summary of each operating segment’s external sales (in millions):

	Years Ended March 31
	2005	2004	$ Change	% Change
Ammunition	$888.7	$805.7	$83.0	10.3%
ATK Thiokol	845.2	799.3	45.9	5.7%
Precision Systems	517.6	483.4	34.2	7.1%
Advanced Propulsion and Space Systems	392.8	271.3	121.5	44.8%
Other	156.8	6.5	150.3	2,312.3%
Total sales	$2,801.1	$2,366.2	$434.9	18.4%

The increase in sales was driven by organic growth in many of the existing businesses, along with sales from businesses acquired during fiscal 2005 and 2004, as described above.

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

Partially offsetting these increases was a reduction of $9 million in space launch vehicle structures due to reduced volume on the Delta program.

Gross Profit

	Years Ended March 31
	2005	As a % of Sales	2004	As a % of Sales	Change
	(amounts in millions)
Gross profit	$530.1	18.9%	$490.5	20.7%	$39.6

Contributing to the increase in the dollar amount of gross profit was higher sales offset by:

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

•       higher costs of restructuring and related activities of approximately $4 million, as discussed above.

Operating Expenses

	Years Ended March 31
	2005	As a % of Sales	2004	As a % of Sales	Change
	(amounts in millions)
Research and development	$39.1	1.4%	$28.9	1.2%	$10.2
Selling	68.8	2.5%	67.2	2.8%	1.6
General and administrative	137.2	4.9%	117.4	5.0%	19.8
Total	$245.1	8.7%	$213.5	9.0%	$31.6

The increase in the dollar amount of operating expenses was primarily due to higher sales, the inclusion of businesses acquired during fiscal 2005, a $6.4 million settlement charge to recognize the impact of lump sum pension benefits that were paid, and $6 million for a litigation settlement along with the incremental legal costs.

Income before Interest, Income Taxes, and Minority Interest

	Years Ended March 31
	2005	2004	Change
	(amounts in millions)
Ammunition	$86.9	$79.8	$7.1
ATK Thiokol	121.9	136.0	(14.1)
Precision Systems	49.0	48.9	0.1
Advanced Propulsion and Space Systems	41.0	29.7	11.3
Corporate and Other	(13.8)	(17.3)	3.5
Total	$285.0	$277.1	$7.9

Income before interest, income taxes, and minority interest by segment for fiscal 2005 and fiscal 2004 was previously reported after the elimination of intercompany profit. Fiscal 2005 and fiscal 2004 have been recast to include intercompany profit, consistent with presentation of fiscal 2006.

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

ATK Thiokol.   The decrease was primarily due to the lack of approximately $7.5 million recognized in fiscal 2004 in connection with the successful resolution with the government of contract billing rate issues related to pension, a net $3 million reduction in space launch vehicles due to lower sales and the lack of a flight incentive recognized in fiscal 2004, ATK Thiokol’s portion of the increase in pension expense and the absence of its portion of the curtailment gain ($1.4 million), as discussed above. These decreases were partially offset by higher profit on ground-based missile defense along with higher sales on Minuteman and flares and decoys.

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

Corporate and Other.   The net of Corporate and Other primarily reflects income generated by ATK Mission Research offset by expenses incurred for administrative functions that are performed centrally at the corporate headquarters and the elimination of intercompany profits. A $6 million litigation settlement plus incremental legal costs is also included in Corporate and Other for fiscal 2005.

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

ATK’s provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2005 of 30.2% differs from the federal statutory rate of 35% due to state income taxes and an increase in the valuation allowance, which both increased the rate, and the following items which decreased the rate:  extraterritorial income (ETI) exclusion tax benefits, research and development (R&D) tax credits, the tax benefit from the favorable resolution of federal and state audit issues, and amounts recorded to adjust provision numbers to the returns as filed. During fiscal 2005, ATK recognized $8.2 million of previously established tax reserves because of favorable audit results from several states, a settlement reached with the IRS and a change in estimate of reserves needed. In addition, the valuation allowance was increased by $0.7 million because expectations of the amount of state carryforward benefits that would be utilized before expiration was decreased primarily as a result of the decision to move the fuze production operations.

The tax rate for fiscal 2004 differs from the federal statutory rate due to state income taxes, the ETI benefit, the R&D credit, provision adjustments, the tax benefit from favorable resolution of audit issues, and a decrease in the valuation allowance. In fiscal 2004, $15.5 million of previously recorded tax reserves were recognized because a settlement was reached with the IRS for fiscal 1999 through 2001, favorable guidance was issued by the IRS on the taxability of foreign sales and there was a change in estimate of reserves needed. In addition, the valuation allowance was reduced by $2.4 million because expectations of the amount of state carryforward benefits that would be utilized before expiration was increased as a result of changes made to ATK’s structure.

Minority Interest

The minority interest represents the minority owner’s portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with COI and is consolidated into ATK’s financial statements.

Net Income

Net income for fiscal 2005 was $153.5 million, a decrease of $8.8 million compared to $162.3 million in fiscal 2004. The decrease was due to an increase in operating expenses of $31.6 million, along with increases in net interest expense of $5.2 million and income tax provision of $11.5 million, partially offset by a $39.6 million increase in gross profit.

Cash Flows

Fiscal 2006

	Years Ended March 31
	2006	2005	Change
	(amounts in millions)
Cash flows provided by operating activities	$216.7	$196.1	$20.6
Cash flows used for investing activities	(63.6)	(225.9)	162.3
Cash flows (used for) provided by financing activities	(156.8)	18.3	(175.1)
Net cash flows	$(3.7)	$(11.5)	$7.8

Operating Activities.   The increase in cash provided by operating activities was primarily due to an increase of $43 million in accrued compensation due to timing and increased headcount and a $29 million reduction in pension and other postretirement benefits (PRB) plan contributions.

These increases were partially offset by an increase of $50 million in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) primarily due to increases in receivables and inventory levels to support increased production along with the timing of collection of receivables, early payment of interest due to the tender of the Senior Subordinated Notes, as discussed below, and $17 million in cash paid for the termination of interest rate swaps.

Investing Activities.   ATK did not make any acquisitions in fiscal 2006 while cash used to acquire new businesses during fiscal 2005 included $164 million to acquire the PSI Group. Capital expenditures were $65 million in fiscal 2006, which was $3 million, or 4%, greater than last year.

Financing Activities.   As discussed in the Liquidity and Capital Resources section below, ATK made a cash tender offer for its outstanding $400 million principal amount 8.50% Senior Subordinated Notes during fiscal 2006. As of March 31, 2006 ATK had repaid $397 million principal amount of these notes plus $19 million of related premium. In connection with this refinancing, ATK issued $400 million principal amount 6.75% Senior Subordinated Notes. ATK also amended its Senior Credit Facility and repaid its Term B Loan in the amount of $267 million and entered into a Term A Loan for $270 million on which ATK made $27 million in scheduled payments during fiscal 2006. In connection with its financing activities, ATK incurred $8 million of debt issuance costs during fiscal 2006. During fiscal 2006, ATK also repurchased shares of its common stock for $190 million in cash. ATK received proceeds from employee stock compensation plans of $24 million primarily due to stock option exercises. The change in cash overdrafts increased to $57 million, an increase of $51 million from the $6 million in fiscal 2005.

Fiscal 2005

	Years Ended March 31
	2005	2004	Change
	(amounts in millions)
Cash flows provided by operating activities	$196.1	$180.9	$15.2
Cash flows used for investing activities	(225.9)	(315.4)	89.5
Cash flows provided by financing activities	18.3	158.8	(140.5)
Net cash flows	$(11.5)	$24.3	$(35.8)

Operating Activities.   The increase in cash provided by operating activities was primarily due to a $34 million improvement for pension and other postretirement benefits (PRB) due to a reduction of $15 million in contributions to the qualified pension and other PRB plans and a $20 million increase in pension and other PRB expense along with an increase in accrued compensation of $27 million due to increased headcount. These increases were partially offset by a $42 million increase in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) primarily due to timing of significant accounts receivable collections along with an increase of $13 million in contributions to ATK’s supplemental employee retirement plan (SERP) primarily due to a lump-sum retirement benefit payment made in fiscal 2005 (included in “other assets and liabilities” in the statement of cash flows).

Investing Activities.   Cash used to acquire new businesses during fiscal 2005 included $164 million to acquire the PSI Group. Cash used to acquire new businesses during fiscal 2004 included $215 million to acquire Mission Research Corporation and $43 million to acquire ATK GASL. Capital expenditures were $63 million in fiscal 2005, which was $4 million, or 7%, greater than fiscal 2004.

Financing Activities.   ATK issued $200 million of convertible senior subordinated notes during fiscal 2005 while making payments on its bank debt of $133 million. In connection with its financing activities, ATK incurred $6 million of debt issue costs during fiscal 2005. ATK received proceeds from employee stock compensation plans of $28 million primarily due to stock option exercises. During fiscal 2005 ATK also repurchased 1,128,100 shares of its common stock for $75 million.

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

Debt

As of March 31, 2006 and 2005, long-term debt, including the current portion, consisted of the following (in thousands):

	March 31
	2006	2005
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$243,000	$—
Term B Loan	—	266,553
Revolving Credit Facility due 2009	—	—
8.50% Senior Subordinated Notes due 2011	2,596	387,492
6.75% Senior Subordinated Notes due 2016	400,000	—
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,125,596	1,134,045
Less current portion	29,596	2,692
Long-term debt	$1,096,000	$1,131,353

In March 2006, ATK made a cash tender offer for any and all of its outstanding $400 million aggregate principal amount 8.50% Senior Subordinated Notes due 2011 (the 8.50% Notes). As of March 31, 2006, $397.4 million principal amount of the 8.50% Notes had been repaid by ATK at a price of 104.75% of the principal amount. ATK redeemed the remaining $2.6 million principal amount in May 2006 at a price of 104.25% of the principal amount. In connection with the repayment of the 8.50% Notes, ATK wrote off $7.1 million of deferred debt issuance costs in fiscal 2006. ATK also terminated its three interest rate swaps against the 8.50% Notes, resulting in a cash payout of $14.4 million and a net expense of $6.0 million (consisting of the termination charge net of the unamortized portion of ATK’s proceeds from recouponing two of these interest rate swaps in fiscal 2003).

In March 2006, ATK issued $400 million aggregate principal amount of 6.75% Senior Subordinated Notes (the 6.75% Notes) that mature on April 1, 2016. The 6.75% Notes are general unsecured obligations. Interest on the 6.75% Notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2006. ATK has the right to redeem some or all of the 6.75% Notes from time to time on or after April 1, 2011, at specified redemption prices. Prior to April 1, 2011, ATK may redeem some or all of the 6.75% Notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to April 1, 2009, ATK may redeem up to 35% of the aggregate principal amount of the 6.75% Notes, at a price equal to 106.75% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs related to the 6.75% Notes, approximately $8 million, will be amortized to interest expense over ten years.

ATK’s Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility), as amended in May 2005, is comprised of a Term A Loan of $243 million and a $300 million Revolving Credit Facility maturing in 2009. The Term A Loan had an original balance of $270 million of which ATK paid $27 million of scheduled payments in fiscal 2006. The Term A Loan requires quarterly principal payments of approximately $6.8 million through December 2008 and $168.8 million in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4.5 million are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 6.15% at March 31, 2006. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.25% at March 31, 2006. As of March 31, 2006, ATK had no borrowings against its $300 million revolving credit facility and had outstanding letters of credit of $73.6 million, which reduced amounts available on the revolving facility to $226.4 million. ATK’s weighted average interest rate on short-term borrowings was 5.20% during fiscal 2006 and 4.22% during fiscal 2005. Two of ATK’s interest rate swaps against the Term A Loan matured in December 2005. During March 2006, ATK terminated its $100 million notional amount interest rate swap against the Term A Loan, resulting in a cash payout of $2.5 million. This amount is included in accumulated other comprehensive loss and will be amortized to interest expense through March 2009.

In August 2004, ATK issued $200 million aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on the 3.00% Convertible Notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of the 3.00% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 3.00% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 3.00% Convertible Notes in cash at any time on or after August 20, 2014. Holders of the 3.00% Convertible Notes may require ATK to repurchase in cash some or all of the 3.00% Convertible Notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1,000 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 3.00% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005 ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 3.00% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 3.00% Convertible Notes are convertible into shares of the acquiring or surviving company. The conversion option is treated as an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and the fair value of the option was insignificant at March 31, 2006 and 2005. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price was below the conversion price during fiscal 2006 and 2005. Debt issuance costs of approximately $4.7 million are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase the 3.00% Convertible Notes.

In February 2004, ATK issued $280 million aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes) that mature on February 15, 2024. Interest on the 2.75% Convertible Notes is payable on February 15 and August 15 of each year. Beginning with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the 2.75% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 2.75% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 2.75% Convertible Notes in cash at any time on or after August 20, 2009. Holders of the 2.75% Convertible Notes may require ATK to repurchase in cash some or all of the Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes into shares of ATK’s common stock at a conversion rate of 12.5843 shares per $1,000 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 2.75% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005 ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 2.75% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. The conversion option is treated as an embedded derivative under SFAS No. 133 and the fair value of the option was insignificant at March 31, 2006 and 2005. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price was below the conversion price during fiscal 2006, 2005, and 2004. Debt issuance costs of approximately $8.6 million are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the 2.75% Convertible Notes.

The 3.00% Convertible Notes, the 2.75% Convertible Notes, and the 6.75% Notes rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and irrevocably and unconditionally, by substantially all of ATK’s domestic subsidiaries. Subsidiaries of ATK other than the subsidiary guarantors are not significant. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

The scheduled minimum loan payments on outstanding long-term debt are as follows (in thousands):

Fiscal 2007	$29,596
Fiscal 2008	27,000
Fiscal 2009	189,000
Fiscal 2010	—
Fiscal 2011	—
Thereafter	880,000
Total	$1,125,596

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 64% as of March 31, 2006 and 62% as of March 31, 2005.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2006, ATK was in compliance with the covenants.

Moody’s Investors Service has assigned ATK an issuer rating of Ba3 with a stable outlook. Standard & Poor’s Ratings Services has assigned ATK a BB corporate credit rating with a stable outlook.

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

Shelf Registration.   On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time. As of March 31, 2006, ATK has the capacity under the registration statement to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt. During fiscal 2006 all of ATK’s interest rate swaps matured or were terminated, as discussed above. Therefore, as of March 31, 2006, ATK did not have any outstanding interest rate swaps.

Commodity Swaps

ATK uses derivatives to hedge certain commodity price risks. As of March 31, 2006, ATK had forward contracts for copper and zinc through January 2007 that had a combined fair value of $15.4 million. The contracts essentially establish a fixed price for the underlying commodities and have been designated and qualify as effective cash flow hedges of purchases of these commodities. The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated other comprehensive (loss) income (OCI) in the financial statements as of March 31, 2006. The following table summarizes the pre-tax activity in OCI related to these forward contracts during fiscal 2006 (in thousands):

Beginning of year unrealized loss in accumulated OCI	$(627)
Increase in fair value of derivatives	26,154
Gains reclassified from OCI, offsetting the price paid to suppliers	(10,365)
End of year unrealized gain in accumulated OCI	$15,162

The change in OCI related to these derivatives during fiscal 2005 and 2004 was not significant. The amount of ineffectiveness recognized in earnings for these contracts during fiscal 2006 was $0.2 million. ATK expects that substantially all of the unrealized gains will be realized and reported in cost of sales during the next twelve months as the cost of the commodities are included in cost of sales. Estimated and actual gains or losses will change as market prices change.

Share Repurchases

In fiscal 2005, ATK repurchased 1,128,100 shares for approximately $75 million. Between April 1, 2005 and January 30, 2006, ATK repurchased 1,281,200 shares for approximately $95.9 million. On January 31, 2006, ATK’s Board of Directors cancelled authorization for the 4,900 shares remaining under the August 3, 2004 authorization and authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. In February and March 2006, ATK repurchased 1,315,104 shares for $100.0 million. As of March 31, 2006, there were 3,684,896 remaining shares authorized to be repurchased.

Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. ATK’s 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2006, this limit was approximately $272 million. As of March 31, 2006, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in ATK’s debt covenants), which among other items, would allow payments for future stock repurchases, as long as ATK maintains certain debt limits, with an annual limit of $50 million when those debt limits are not met.

Contractual Obligations and Commercial Commitments

The following table summarizes ATK’s contractual obligations and commercial commitments as of March 31, 2006 (in thousands):

		Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt	$1,125,596	$29,596	$216,000		$880,000
Interest on debt(1)	557,825	55,408	105,779	$81,400	315,238
Operating leases	184,982	47,865	65,384	48,162	23,571
Environmental remediation costs, net	27,293	1,110	5,793	4,956	15,434
Pension and other PRB plan contributions	1,560,800	141,100	292,100	300,900	826,700
Total contractual obligations	$3,456,496	$275,079	$685,056	$435,418	$2,060,943

		Commitment Expiration by period
	Total	Within 1 year	1-3 years
Other commercial commitments:
Letters of credit	$73,567	$59,078	$14,489

(1)          Includes interest on variable rate debt calculated based on interest rates at March 31, 2006. Variable rate debt was approximately 22% of ATK’s total debt at March 31, 2006.

Pension plan contributions is an estimate of ATK’s minimum funding requirements through fiscal 2016 to provide pension benefits for employees based on service provided through fiscal 2006 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.25% and 3.0% as of March 31, 2006 and 2005, respectively. The following is a summary of the amounts recorded for environmental remediation (in thousands):

	March 31, 2006		March 31, 2005
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(67,065)	$39,772	$(70,791)	$40,213
Unamortized discount	11,470	(6,087)	11,918	(5,907)
Present value amounts (payable) receivable	$(55,595)	$33,685	$(58,873)	$34,306

As of March 31, 2006, the estimated discounted range of reasonably possible costs of environmental remediation was $56 million to $94 million.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•       As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’ representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

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

At March 31, 2006, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be (in thousands):

Fiscal 2007	$1,110
Fiscal 2008	5,641
Fiscal 2009	152
Fiscal 2010	2,890
Fiscal 2011	2,066
Thereafter	15,434
Total	$27,293

There were no material insurance recoveries related to environmental remediations during fiscal 2006, 2005, or 2004.

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

With respect to purchases of commodities, ATK is subject to commodity price risk, including the price of copper, which has reached record highs. If ATK is unable to recover the increased costs on existing contracts, ATK’s future results of operations and cash flows could be materially impacted. ATK’s risk management practices are discussed in Item 7A of this report.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ATK is exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, ATK occasionally enters into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. ATK uses derivatives to hedge certain interest rate and commodity price risks, but does not use derivative financial instruments for trading or other speculative purposes, and ATK is not a party to leveraged financial instruments. Additional information regarding the financial instruments is contained in Notes 1 and 7 to the consolidated financial statements. ATK’s objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower the overall borrowing costs.

ATK measures market risk related to holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical 10% change (increase and decrease) in interest rates. ATK used current market rates on the debt portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other postretirement benefits were not included in the analysis.

Currently ATK’s primary interest rate exposures relate to variable rate debt. The potential loss in fair values is based on an assumed immediate change in the net present values of interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to the change in rates. Based on ATK’s analysis, a 10% change in interest rates would not have a material impact on the fair values or ATK’s results of operations or cash flows.

ATK is subject to commodity price risk including copper used in production. ATK periodically uses commodity derivatives to hedge against potentially unfavorable price changes of commodities. The price of copper has reached record highs. If ATK is unable to recover the increased costs on existing contracts, ATK’s future results of operations and cash flows could be materially impacted.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliant Techsystems and subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 18, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

May 18, 2006

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
	2006	2005	2004
	(Amounts in thousands except share and per share data)
Sales	$3,216,807	$2,801,129	$2,366,193
Cost of sales	2,606,087	2,271,040	1,875,656
Gross profit	610,720	530,089	490,537
Operating expenses:
Research and development	51,506	39,117	28,936
Selling	82,038	68,811	67,204
General and administrative	150,027	137,169	117,334
Total operating expenses	283,571	245,097	213,474
Income before interest, income taxes, and minority interest	327,149	284,992	277,063
Interest expense	(100,837)	(65,382)	(60,327)
Interest income	1,245	930	1,060
Income before income taxes and minority interest	227,557	220,540	217,796
Income tax provision	73,271	66,549	55,041
Income before minority interest	154,286	153,991	162,755
Minority interest, net of income taxes	404	451	450
Net income	$153,882	$153,540	$162,305
Earnings per common share:
Basic	$4.19	$4.09	$4.22
Diluted	$4.11	$4.03	$4.14
Weighted-average number of common shares outstanding:
Basic	36,730	37,576	38,447
Diluted	37,402	38,145	39,176

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31
	2006	2005
	(Amounts in thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,090	$12,772
Net receivables	738,909	626,711
Net inventories	139,876	125,190
Deferred income tax assets	77,848	30,754
Other current assets	53,728	37,987
Total current assets	1,019,451	833,414
Net property, plant, and equipment	453,958	456,310
Goodwill	1,163,186	1,154,406
Prepaid and intangible pension assets	82,254	362,158
Deferred charges and other non-current assets	183,131	209,522
Total assets	$2,901,980	$3,015,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$63,036	$6,092
Current portion of long-term debt	29,596	2,692
Accounts payable	165,955	147,286
Contract advances and allowances	49,667	31,717
Accrued compensation	114,537	107,509
Accrued income taxes	23,710	—
Other accrued liabilities	224,443	136,444
Total current liabilities	670,944	431,740
Long-term debt	1,096,000	1,131,353
Deferred income tax liabilities	2,909	8,279
Postretirement and postemployment benefits liability	175,314	209,893
Minimum pension liability	212,258	409,042
Other long-term liabilities	116,197	139,144
Total liabilities	2,273,622	2,329,451
Commitments and contingencies (Notes 8, 10 and 11)
Common stock—$.01 par value:
Authorized—90,000,000 shares
Issued and outstanding—35,207,335 shares at March 31, 2006 and 37,248,241 shares at March 31, 2005	352	372
Additional paid-in-capital	472,861	449,927
Retained earnings	928,521	774,639
Unearned compensation	(2,760)	(1,674)
Accumulated other comprehensive loss	(333,136)	(259,590)
Common stock in treasury, at cost—6,347,726 shares held at March 31, 2006 and 4,308,857 shares held at March 31, 2005	(437,480)	(277,315)
Total stockholders’ equity	628,358	686,359
Total liabilities and stockholders’ equity	$2,901,980	$3,015,810

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
	2006	2005	2004
	(Amounts in thousands)
Operating Activities
Net income	$153,882	$153,540	$162,305
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	69,589	71,138	63,923
Amortization	14,028	13,187	5,995
Loss on extinguishment of debt	18,849	—	—
Deferred income tax	9,523	48,932	46,512
Loss on disposal of property	374	3,928	1,229
Minority interest, net of income taxes	404	451	450
Change in equity-based performance share plan	5,214	—	—
Changes in assets and liabilities:
Net receivables	(113,776)	(80,158)	(44,314)
Net inventories	(17,459)	14,886	20,783
Accounts payable	15,938	33,574	21,224
Contract advances and allowances	17,950	(15,961)	(3,794)
Accrued compensation	29,989	(12,930)	14,148
Accrued income taxes	29,491	1,435	(8,747)
Accrued environmental	(2,658)	(952)	(2,152)
Pension and postretirement benefits	9,016	(40,048)	(74,496)
Other assets and liabilities	(23,707)	5,033	(22,181)
Cash provided by operating activities	216,647	196,055	180,885
Investing Activities
Capital expenditures	(65,352)	(62,600)	(58,754)
Acquisition of businesses	—	(164,198)	(258,312)
Proceeds from the disposition of property, plant, and equipment	1,781	948	1,650
Cash used for investing activities	(63,571)	(225,850)	(315,416)
Financing Activities
Change in cash overdrafts	56,944	6,092	(19,286)
Payments made on bank debt	(27,000)	(133,447)	(27,601)
Payments made to extinguish debt	(663,957)	—	(397,586)
Proceeds from issuance of long-term debt	670,000	200,000	680,000
Premium to extinguish debt	(18,849)	—	—
Payments made for debt issuance costs	(7,993)	(6,336)	(10,814)
Net purchase of treasury shares	(189,860)	(76,106)	(77,792)
Proceeds from employee stock compensation plans	23,957	28,058	11,916
Cash (used for) provided by financing activities	(156,758)	18,261	158,837
(Decrease) increase in cash and cash equivalents	(3,682)	(11,534)	24,306
Cash and cash equivalents at beginning of year	12,772	24,306	—
Cash and cash equivalents at end of year	$9,090	$12,772	$24,306
Supplemental Cash Flow Disclosure:
Noncash investing activity: Capital expenditures included in accounts payable	$9,809	$7,078	$9,593
Noncash financing activity: Treasury shares purchased included in other accrued liabilities	$6,147	$—	$—

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock $.01 Par		Additional Paid-In	Retained	Unearned	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Stock	Equity
	(Amounts in thousands except share data)
Balance, April 1, 2003	38,486,630	385	470,189	458,794	(2,650)	(246,878)	(201,916)	477,924
Comprehensive income:
Net income				162,305				162,305
Other comprehensive income (see Note 1):
Adjustments, net						(16,809)		(16,809)
Comprehensive income								145,496
Exercise of stock options	124,336	1	(5,363)	—	—	—	8,167	2,805
Restricted stock grants	10,181	—	(151)	—	(524)	—	675	—
Amortization of restricted stock	—	—	—	—	2,119	—	—	2,119
Treasury stock purchased	(1,320,200)	(13)	13	—	—	—	(74,948)	(74,948)
Employee benefit plans and other	139,025	1	3,398	—	40	—	7,365	10,804
Balance, March 31, 2004	37,439,972	374	468,086	621,099	(1,015)	(263,687)	(260,657)	564,200
Comprehensive income:
Net income				153,540				153,540
Other comprehensive income (see Note 1):
Adjustments, net						4,097		4,097
Comprehensive income								157,637
Exercise of stock options	801,130	8	(28,885)	—	—	—	50,623	21,746
Restricted stock grants	28,444	—	(34)	—	(1,754)	—	1,799	11
Amortization of unearned compensation	—	—	—	—	1,040	—	—	1,040
Treasury stock purchased	(1,128,100)	(11)	11	—	—	—	(75,003)	(75,003)
Employee benefit plans and other	106,795	1	10,749	—	55	—	5,923	16,728
Balance, March 31, 2005	37,248,241	372	449,927	774,639	(1,674)	(259,590)	(277,315)	686,359
Comprehensive income:
Net income				153,882				153,882
Other comprehensive income (see Note 1):
Adjustments, net						(73,546)		(73,546)
Comprehensive income								80,336
Exercise of stock options	401,699	4	(9,473)	—	—	—	26,154	16,685
Restricted stock grants	36,406	—	244	—	(2,612)	—	2,387	19
Amortization of unearned compensation	—	—	—	—	1,519	—	—	1,519
Treasury stock purchased	(2,596,304)	(26)	26	—	—	—	(195,878)	(195,878)
Conversion of performance shares to an equity-based plan (see Note 12):	—	—	26,088	—	—	—	—	26,088
Employee benefit plans and other	117,293	2	6,049	—	7	—	7,172	13,230
Balance, March 31, 2006	35,207,335	$352	$472,861	$928,521	$(2,760)	$(333,136)	$(437,480)	$628,358

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

Marketable Securities.   Investments in marketable equity securities are classified as available-for-sale securities and are recorded at fair value within other current assets. Unrealized gains and losses are recorded in other comprehensive (loss) income (OCI). When such investments are sold, the unrealized gains or losses are reversed from OCI and recognized in the consolidated income statement.

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

Inventories consist of the following:

	March 31
	2006	2005
Raw materials	$40,282	$40,384
Work in process	35,415	29,184
Finished goods	33,184	31,883
Contracts in progress	30,995	23,739
Net inventories	$139,876	$125,190

Progress payments received from customers relating to the uncompleted portions of contracts are offset against unbilled receivable balances or applicable inventories. Any remaining progress payment balances are classified as contract advances. Inventories are shown net of reductions of $15,118 as of March 31, 2006 and $11,657 as of March 31, 2005 for customer progress payments received on uncompleted portions of contracts.

Stock-Based Compensation.   ATK offers stock-based employee compensation plans, which are described more fully in Note 12. ATK accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Likewise, no stock-based employee compensation cost related to the employee stock purchase plan (ESPP) is reflected in net income, as the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

plan is considered non-compensatory under APB No. 25. Restricted stock awards are recorded as compensation expense over the vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to stockholders’ equity. The following table illustrates the effect on net income and earnings per share if ATK had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

	Years Ended March 31
	2006	2005	2004
Net income, as reported	$153,882	$153,540	$162,305
Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	13,149	6,405	4,211
Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(20,526)	(12,645)	(10,338)
Pro forma net income	$146,505	$147,300	$156,178
Earnings per share:
Basic—as reported	$4.19	$4.09	$4.22
Basic—pro forma	3.99	3.92	4.06
Diluted—as reported	4.11	4.03	4.14
Diluted—pro forma	3.92	3.86	3.99

Effective April 1, 2006, ATK adopted SFAS 123(R), Share-Based Payments, and related Securities and Exchange Commission (SEC) rules included in Staff Accounting Bulletin (SAB) No. 107, on a modified prospective basis. The standard requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and requires the related excess tax benefit received upon exercise of the options, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity as currently presented. ATK will continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of SFAS 123(R). Unearned compensation for unvested restricted stock will be reclassified as additional paid-in capital.

ATK’s stock-based incentive plans, discussed in Note 12, provide for the grant of various types of stock-based incentive awards, including options to purchase common stock, restricted stock, and restricted performance shares. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on ATK’s overall strategy regarding compensation, including consideration of the impact of expensing stock option awards on ATK’s results of operations subsequent to the adoption of SFAS 123(R).

Income Taxes.   Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. ATK establishes reserves for income tax contingencies when, despite the belief that ATK’s tax return positions are fully supportable, there remain certain positions that are likely to be challenged and possibly disallowed by the tax authorities. The tax provision and related

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

accruals include the impact of such reasonably estimable losses and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, the change in estimate will impact the income tax provision in the period of the change.

Derivative Instruments and Hedging Activities.   From time to time, ATK uses derivatives, consisting mainly of interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt, commodity forward contracts to hedge forecasted purchases of certain commodities, and foreign currency exchange contracts to hedge forecasted transactions denominated in a foreign currency. ATK does not hold or issue derivatives for trading purposes. At the inception of each derivative instrument, ATK documents the relationship between the hedging instrument and the hedged item, as well as its risk-management objectives and strategy for undertaking the hedge transaction. ATK assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the hedged item. Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated OCI, and recognized in earnings when the hedged item affects earnings.

Commodity Forward Contracts.   ATK uses derivatives to hedge certain commodity price risks. As of March 31, 2006, ATK had forward contracts for copper and zinc through January 2007 that had a fair value of $15,403. The contracts essentially establish a fixed price for the underlying commodities and have been designated and qualify as effective cash flow hedges of purchases of these commodities. The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated OCI as of March 31, 2006. The following table summarizes the pre-tax activity in OCI related to these forward contracts during fiscal 2006:

Beginning of year unrealized loss in accumulated OCI	$(627)
Increase in fair value of derivatives	26,154
Gains reclassified from OCI, offsetting the price paid to suppliers	(10,365)
End of year unrealized gain in accumulated OCI	$15,162

The change in OCI related to these derivatives during fiscal 2005 and 2004 was not significant. The amount of ineffectiveness recognized in earnings for these contracts during fiscal 2006 was $241. ATK expects that substantially all of the unrealized gain will be realized and reported in cost of sales during the next twelve months as the cost of the commodities are included in cost of sales. Estimated and actual gains or losses will change as market prices change.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

Earnings Per Share Data.   Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options (see Note 12) during each period presented, which, if exercised, would have a dilutive effect on earnings per share. In computing EPS for fiscal 2006, 2005, and 2004, earnings, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2006	2005	2004
Basic EPS shares outstanding	36,730	37,576	38,447
Dilutive effect of stock options	672	569	729
Diluted EPS shares outstanding	37,402	38,145	39,176
Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	12	494	888

Contingently issuable shares related to ATK’s 3.00% and 2.75% Convertible Senior Subordinated Notes (see Note 7) are not included in diluted earnings per share because ATK’s stock price was below the conversion price during all fiscal years presented.

Comprehensive Income.   Comprehensive income is a measure of all changes in stockholders’ equity except those resulting from investments by and distributions to owners. The components of comprehensive income for fiscal 2006, 2005, and 2004 are as follows:

	Years Ended March 31
	2006	2005	2004
Net income	$153,882	$153,540	$162,305
Other comprehensive (loss) income (OCI):
Change in fair value of derivatives, net of income taxes of $(8,437), $(5,562), and $(2,642)	12,396	9,076	3,924
Minimum pension liability, net of income taxes of $58,914, $3,298, and $9,795	(87,141)	(5,382)	(20,845)
Change in fair value of available-for-sale securities, net of income taxes of $(816), $(247), and $(88)	1,199	403	112
Total other comprehensive (loss) income	(73,546)	4,097	(16,809)
Total comprehensive income	$80,336	$157,637	$145,496

The components of accumulated OCI, net of income taxes, are as follows:

	March 31
	2006	2005
Derivatives	$7,332	$(5,064)
Minimum pension liability	(340,747)	(253,606)
Available-for-sale securities	279	(920)
Total accumulated other comprehensive loss	$(333,136)	$(259,590)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments.   The carrying amount of cash and cash equivalents, receivables, inventory, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.

New Accounting Pronouncements.

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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47) which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (ATK’s fiscal 2006). The adoption of FIN 47 in fiscal 2006 did not have a material effect on ATK’s consolidated financial statements.

ATK has known conditional asset retirement obligations, such as contractual lease restoration obligations, to be performed in the future, that are not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation.

Accordingly, these obligations have not been recorded in the consolidated financial statements. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges. The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by ATK beginning in fiscal 2007. The adoption of this Statement will not have a material impact on ATK’s results of operations.

Reclassifications.   Certain reclassifications have been made to the fiscal 2005 and 2004 financial statements to conform to the fiscal 2006 classification. The reclassifications had no impact on income before income taxes, net income, or stockholders’ equity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

2. Acquisitions

In accordance with SFAS No. 141, Business Combinations, the results of each acquired business are included in ATK’s consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill.

During fiscal 2005, ATK acquired the PSI Group, which includes Pressure Systems Inc. (which was renamed ATK Space Systems Inc.), Programmed Composites Inc., and Able Engineering Company, Inc. for $164,198 in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthened ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. The PSI Group is included in the Advanced Propulsion and Space Systems segment. The purchase price allocation for the PSI Group was completed in fiscal 2006. None of the goodwill generated in this acquisition is deductible for tax purposes.

During fiscal 2004, ATK made the following two acquisitions:

•       On March 15, 2004, ATK acquired Mission Research Corporation (MRC) for $215,000 in cash and now operates the company as a separate segment under the name ATK Mission Research which is reported in “corporate” or “corporate and other” in the tables within Note 14. ATK Mission Research is a leader in the development of advanced technologies that address emerging national security and homeland defense requirements. ATK believes that the acquisition of ATK Mission Research is a strategic transaction that gives ATK an advanced aerospace and defense technology pipeline spanning concept development to full-scale production. ATK Mission Research has a reputation as a national asset in such areas as directed energy, electro-optical and infrared sensors, aircraft sensor integration, high-performance antennas and radomes, advanced signal processing, and specialized composites. Each of these areas is attractive in its own right, but of significantly greater potential value when coupled with ATK’s precision weapons and energetics capabilities. As of the date of acquisition, ATK Mission Research had approximately 560 employees at 16 facilities in 10 states. The purchase price allocation for ATK Mission Research was finalized in fiscal 2005. None of the goodwill generated in this acquisition is deductible for tax purposes.

•       On November 21, 2003, ATK acquired two businesses, Micro Craft and GASL (now known together as ATK GASL), from Allied Aerospace for $43,312 in cash. Micro Craft and GASL are leaders in the development of hypervelocity and air-breathing systems for next-generation space vehicles, missiles, and projectiles. ATK believes that the transaction adds leading-edge propulsion and airframe technologies for aerospace and defense applications to ATK’s portfolio. Micro Craft is located in Tullahoma, TN, and GASL is located in Ronkonkoma, NY. ATK GASL is included in the Advanced Propulsion and Space Systems segment. The purchase price allocation for ATK GASL was finalized in fiscal 2005. Goodwill related to Micro Craft of approximately $16,000 is not deductible for tax purposes, while the goodwill related to GASL of approximately $17,500 is deductible.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

2. Acquisitions (Continued)

Pro forma information on results of operations for fiscal 2005, as if the PSI Group acquisition had occurred on April 1, 2004, is as follows (unaudited):

Year Ended March 31, 2005
Sales	$2,851,485
Net Income	155,982
Basic Earnings Per Share	4.15
Diluted Earnings Per Share	4.09

The pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisition actually occurred on the assumed acquisition date.

During fiscal 2003, ATK acquired the assets of Science and Applied Technology, Inc. (now included in ATK Missile Systems, which is included in the Precision Systems segment). The sellers of this acquired business have the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones are attained with respect to one of the contracts acquired. Any additional contingent consideration paid to the sellers will be recorded by ATK as goodwill.

3. Receivables

Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	March 31
	2006	2005
Contract receivables:
Billed receivables	$309,857	$293,539
Unbilled receivables	424,690	328,498
Other receivables	4,362	4,674
Net receivables	$738,909	$626,711

Receivable balances are shown net of customer progress payments received of $232,907 as of March 31, 2006 and $210,939 as of March 31, 2005. Receivable balances are shown net of allowances for doubtful accounts of $4,961 as of March 31, 2006 and $5,315 as of March 31, 2005.

Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. These amounts include expected additional billable general overhead costs and fees on flexibly priced contracts awaiting final rate negotiations, and are expected to be billable and collectible within one year.

4. Property, Plant, and Equipment

Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and test equipment is depreciated using the double declining balance method at most of ATK’s facilities, and using the straight-line method at other facilities. Other depreciable property is depreciated

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

4. Property, Plant, and Equipment (Continued)

using the straight-line method. Machinery and equipment are depreciated over two to 20 years and buildings and improvements are depreciated over five to 45 years. Depreciation expense was $69,589 in fiscal 2006, $71,138 in fiscal 2005, and $63,923 in fiscal 2004.

ATK periodically reviews property, plant, and equipment for impairment. When such an impairment is identified, it is recorded as a loss in that period.

Maintenance and repairs are charged to expense as incurred. Major improvements that extend useful lives are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

Property, plant, and equipment consists of the following:

	March 31
	2006	2005
Land	$31,110	$30,779
Buildings and improvements	281,106	265,146
Machinery and equipment	636,542	578,995
Property not yet in service	33,233	41,438
Gross property, plant, and equipment	981,991	916,358
Less accumulated depreciation	(528,033)	(460,048)
Net property, plant, and equipment	$453,958	$456,310

5. Goodwill and Deferred Charges and Other Non-Current Assets

In accordance with SFAS No. 142, ATK tests goodwill for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment. Goodwill impairment testing under SFAS No. 142 is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. ATK estimates the fair values of the related operations using discounted cash flows. If the fair value is determined to be less than the carrying value, a second step would be performed to determine the amount of impairment. SFAS No. 142 requires that goodwill be tested as of the same date every year; ATK’s annual testing date is the first day of its fourth fiscal quarter. ATK has not recorded any goodwill impairment charges under SFAS No. 142.

The changes in the carrying amount of goodwill by segment were as follows:

	Ammunition	ATK Thiokol	Precision Systems	Advanced Propulsion & Space Systems	Other	Total
Balance at April 1, 2004	$172,358	$462,696	$74,240	$169,446	$184,971	$1,063,711
Acquisition	—	—	—	129,000	—	129,000
Adjustments	(1,021)	(834)	—	(7,179)	(29,271)	(38,305)
Balance at March 31, 2005	171,337	461,862	74,240	291,267	155,700	1,154,406
Adjustments	—	(4,463)	—	13,243	—	8,780
Balance at March 31, 2006	$171,337	$457,399	$74,240	$304,510	$155,700	$1,163,186

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

5. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

The fiscal 2006 adjustments to the Advanced Propulsion and Space Systems segment’s goodwill were primarily due to the recording of the final valuation of other intangible assets for the PSI Group resulting in an increase in goodwill, as well as adjustments of deferred taxes related to the PSI Group acquisition. The fiscal 2006 adjustments to ATK Thiokol’s goodwill were due to adjustments of deferred taxes related to the tax basis of fixed assets of previous acquisitions.

The fiscal 2005 acquisition within the Advanced Propulsion and Space Systems segment was the PSI Group. The fiscal 2005 adjustments within the Ammunition and ATK Thiokol segments were due to adjustments of deferred income taxes related to previous acquisitions. The fiscal 2005 adjustments within Other were primarily due to the recording of intangible assets and adjustments of deferred income taxes for ATK Mission Research. The fiscal 2005 adjustments to the Advanced Propulsion and Space Systems segment were primarily related to the recording of intangible assets for ATK GASL and adjustments of deferred income taxes for ATK GASL and prior acquisitions.

Deferred charges and other non-current assets consists of the following:

	March 31
	2006	2005
Gross debt issuance costs	$25,148	$31,145
Less accumulated amortization	(6,148)	(9,255)
Net debt issuance costs	19,000	21,890
Other intangible assets	118,386	144,770
Environmental remediation receivable	28,749	27,958
Other non-current assets	16,996	14,904
Total deferred charges and other non-current assets	$183,131	$209,522

Other intangible assets consists primarily of trademarks, patented technology, and brand names of $87,973 and $88,238 as of March 31, 2006 and 2005, respectively, that are not being amortized as their estimated useful lives are considered indefinite. Other intangible assets also include amortizing intangible assets, as follows:

	March 31, 2006			March 31, 2005
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$19,944	$(11,827)	$8,117	$37,744	$(5,354)	$32,390
Customer relationships	27,109	(4,813)	22,296	26,553	(2,411)	24,142
Total	$47,053	$(16,640)	$30,413	$64,297	$(7,765)	$56,532

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

5. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

These assets are being amortized over their estimated useful lives, which range from two to 12 years. Amortization expense related to these assets in fiscal 2006 and fiscal 2005 was $8,875 and $7,765, respectively. There was no amortization expense recognized in fiscal 2004. The recording of the final valuation of the intangible assets for the PSI Group during fiscal 2006 resulted in a decrease to amortizing intangible assets. ATK expects amortization expense related to these assets over the next five years to be as follows:

Fiscal 2007	$6,921
Fiscal 2008	5,303
Fiscal 2009	2,988
Fiscal 2010	2,266
Fiscal 2011	2,263
Thereafter	10,672
Total	$30,413

6. Other Accrued Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2006	2005
Employee benefits and insurance	$147,529	$42,624
Warranty	17,100	13,869
Interest	2,775	16,193
Environmental remediation	6,011	7,899
Share repurchase	6,147	—
Other	44,881	55,859
Total other accrued liabilities—current	$224,443	$136,444
Environmental remediation	$49,584	$50,974
Supplemental employee retirement plan	27,055	24,550
Management deferred compensation plan	30,819	26,491
Interest rate swaps	—	18,948
Minority interest in joint venture	7,584	7,180
Other	1,155	11,001
Total other long-term liabilities	$116,197	$139,144

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

6. Other Accrued Liabilities (Continued)

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The product warranties relate primarily to the commercial rocket motors (within the ATK Thiokol segment), as well as the barrier systems programs (within the Precision Systems segment) on which production was completed in fiscal 2000 and which included a ten-year warranty from the date of delivery. The following is a reconciliation of the changes in ATK’s product warranty liability during fiscal 2005 and 2006:

Balance at April 1, 2004	$14,559
Payments made	(299)
Warranties issued	1,642
Changes related to preexisting warranties	(2,033)
Balance at March 31, 2005	13,869
Payments made	(79)
Warranties issued	5,195
Changes related to preexisting warranties	(1,885)
Balance at March 31, 2006	$17,100

7. Long-Term Debt and Interest Rate Swaps

As of March 31, 2006 and 2005, long-term debt, including the current portion, consisted of the following:

	March 31
	2006	2005
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$243,000	$—
Term B Loan	—	266,553
Revolving Credit Facility due 2009	—	—
8.50% Senior Subordinated Notes	2,596	387,492
6.75% Senior Subordinated Notes due 2016	400,000	—
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,125,596	1,134,045
Less current portion	29,596	2,692
Long-term debt	$1,096,000	$1,131,353

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

In March 2006, ATK made a cash tender offer for any and all of its outstanding $400,000 aggregate principal amount 8.50% Senior Subordinated Notes due 2011 (the 8.50% Notes). As of March 31, 2006, $397,404 principal amount of the 8.50% Notes had been repaid by ATK at a price of 104.75% of the principal amount (resulting in a premium of $18,849). ATK redeemed the remaining $2,596 principal amount in May 2006 at a price of 104.25% of the principal amount. In connection with the repayment of the 8.50% Notes, ATK wrote off $7,119 of deferred debt issuance costs in fiscal 2006. ATK also terminated its three interest rate swaps against the 8.50% Notes, resulting in a cash payout of $14,419 and a net expense of $6,022 (consisting of the termination charge net of the unamortized portion of ATK’s proceeds from recouponing two of these interest rate swaps in fiscal 2003).

In March 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (the 6.75% Notes) that mature on April 1, 2016. The 6.75% Notes are general unsecured obligations. Interest on the 6.75% Notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2006. ATK has the right to redeem some or all of the 6.75% Notes from time to time on or after April 1, 2011, at specified redemption prices. Prior to April 1, 2011, ATK may redeem some or all of the 6.75% Notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified makewhole premium. In addition, prior to April 1, 2009, ATK may redeem up to 35% of the aggregate principal amount of the 6.75% Notes, at a price equal to 106.75% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs related to the 6.75% Notes, estimated at approximately $8,000, will be amortized to interest expense over ten years.

ATK’s Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility), as amended in May 2005, is comprised of a Term A Loan of $243,000 and a $300,000 Revolving Credit Facility maturing in 2009. The Term A Loan had an original balance of $270,000 of which ATK paid $27,000 of scheduled payments in fiscal 2006. The Term A Loan requires quarterly principal payments of $6,750 through December 2008 and $168,750 in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4,500 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 6.15% at March 31, 2006. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.25% at March 31, 2006. As of March 31, 2006, ATK had no borrowings against its $300,000 revolving credit facility and had outstanding letters of credit of $73,567, which reduced amounts available on the revolving facility to $226,433. ATK’s weighted average interest rate on short-term borrowings was 5.20% during fiscal 2006 and 4.22% during fiscal 2005. Two of ATK’s interest rate swaps against the Term A Loan matured in December 2005. During March 2006, ATK terminated its $100,000 notional amount interest rate swap against the Term A Loan, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and will be amortized to interest expense through March 2009.

In August 2004, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on the 3.00% Convertible Notes is payable on February 15 and August 15 of each year. Starting with the period

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of the 3.00% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 3.00% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 3.00% Convertible Notes in cash at any time on or after August 20, 2014. Holders of the 3.00% Convertible Notes may require ATK to repurchase in cash some or all of the 3.00% Convertible Notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 3.00% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005 ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 3.00% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 3.00% Convertible Notes are convertible into shares of the acquiring or surviving company. The conversion option is treated as an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and the fair value of the option was insignificant at March 31, 2006 and 2005. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price was below the conversion price during fiscal 2006 and 2005. Debt issuance costs of approximately $4,700 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase the 3.00% Convertible Notes.

In February 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes) that mature on February 15, 2024. Interest on the 2.75% Convertible Notes is payable on February 15 and August 15 of each year. Beginning with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the 2.75% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 2.75% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 2.75% Convertible Notes in cash at any time on or after August 20, 2009. Holders of the 2.75% Convertible Notes may require ATK to repurchase in cash some or all of the Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes into shares of ATK’s common stock at a conversion rate of 12.5843 shares per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 2.75% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005 ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 2.75% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. The conversion option is treated as an embedded derivative under SFAS No. 133, and the fair value of the option was insignificant at March 31, 2006 and 2005. These contingently issuable shares are not included in diluted earnings per share because ATK’s stock price was below the conversion price in fiscal 2006, 2005, and 2004. Debt issuance costs of approximately $8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the 2.75% Convertible Notes.

The 3.00% Convertible Notes, the 2.75% Convertible Notes, and the 6.75% Notes rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK’s domestic subsidiaries. Subsidiaries of ATK other than the subsidiary guarantors are minor. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

At March 31, 2006 and 2005, the carrying amount of the variable-rate debt approximated fair market value, based on current rates for similar instruments with the same maturities. The fair value of the fixed-rate debt was approximately $938,000, $55,000 more than its carrying value at March 31, 2006, and approximately $953,000, or $86,000 more than its carrying value at March 31, 2005. The fair value was determined based on market quotes for each issuance.

The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2007	$29,596
Fiscal 2008	27,000
Fiscal 2009	189,000
Fiscal 2010	—
Fiscal 2011	—
Thereafter	880,000
Total	$1,125,596

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 64% as of March 31, 2006 and 62% as of March 31, 2005.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a maximum

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2006, ATK was in compliance with the covenants.

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

Cash paid for interest totaled $111,448 in fiscal 2006, $58,646 in fiscal 2005, and $60,964 in fiscal 2004. Cash received for interest totaled $1,245 in fiscal 2006, $930 in fiscal 2005, and $1,060 in fiscal 2004.

Shelf Registration.   On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time. As of March 31, 2006, ATK has the capacity under the registration statement to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt. During fiscal 2006 all of ATK’s interest rate swaps matured or were terminated, as discussed above. Therefore, as of March 31, 2006, ATK did not have any outstanding interest rate swaps.

8. Employee Benefit Plans

Defined Benefit Plans

Pension Plans.   ATK has noncontributory defined benefit pension plans that cover substantially all employees. The plans provide either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. ATK funds the plans in accordance with federal requirements calculated using appropriate actuarial methods.

Other Postretirement Benefit Plans.   Generally, employees who retired from ATK on or before January 1, 2004 and were are at least age 55 with at least five or ten years of service, depending on pension plan provisions, are entitled to a pre- and/or post-65 healthcare company subsidy and retiree life insurance benefits. Employees who retired after January 1, 2004 but before January 1, 2006, are only eligible for a pre-65 company subsidy. The portion of the healthcare premium cost borne by ATK for such benefits is based on the pension plan they are eligible for, years of service, and age at retirement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

ATK uses a December 31 measurement date for its pension and other postretirement benefit (PRB) plans.

Obligations and Funded Status

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$1,986,935	$1,880,931	$253,613	$360,141
Service cost	48,836	40,929	450	1,005
Interest cost	117,327	113,543	13,945	18,199
Amendments	—	(480)	(450)	(58,755)
Actuarial loss (gain)	111,663	89,740	(11,349)	(35,823)
Benefits paid	(124,155)	(137,728)	(25,178)	(31,154)
Benefit obligation at end of year	2,140,606	1,986,935	231,031	253,613
Change in plan assets
Fair value of plan assets at beginning of year	1,589,594	1,497,641	55,520	57,208
Actual return on plan assets	133,391	172,449	1,823	2,180
Retiree contributions	—	—	11,268	11,043
Employer contributions	53,474	57,232	22,511	27,286
Benefits paid	(124,155)	(137,728)	(36,446)	(42,197)
Fair value of plan assets at end of year	1,652,304	1,589,594	54,676	55,520
Funded status	(488,302)	(397,341)	(176,355)	(198,093)
Accrued contribution	—	25,000	975	1,405
Unrecognized net actuarial loss	797,698	707,755	93,033	108,847
Unrecognized prior service benefit	(10,172)	(11,033)	(93,077)	(102,342)
Net amount recognized	$299,224	$324,381	$(175,424)	$(190,183)

Amounts Recognized in the Balance Sheet

	March 31
	2006	2005
Prepaid benefit cost	$65,075	$126,787
Accrued benefit liability	(325,089)	(211,448)
Intangible asset	4,141	—
Accumulated other comprehensive income	555,097	409,042
Net amount recognized	$299,224	$324,381

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $1,962,420 as of March 31, 2006 and $1,802,213 as of March 31, 2005.

Information for Pension Plans with an Accumulated
Benefit Obligation in Excess of Plan Assets

	March 31
	2006	2005
Projected benefit obligation	$2,010,213	$1,670,576
Accumulated benefit obligation	1,837,916	1,515,424
Fair value of plan assets	1,512,827	1,278,975

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	Years Ended March 31			Years Ended March 31
	2006	2005	2004	2006	2005	2004
Service cost	$48,836	$40,929	$38,109	$450	$1,004	$604
Interest cost	117,327	113,543	113,624	13,945	18,199	22,421
Expected return on plan assets	(147,637)	(149,914)	(151,350)	(3,836)	(3,962)	(3,713)
Amortization of unrecognized net loss	35,966	19,970	6,425	6,478	7,230	8,194
Amortization of unrecognized prior service cost	(860)	(860)	4,625	(9,113)	(5,964)	(4,564)
Amortization of unrecognized net transition obligation	—	—	1	—	—	—
Net periodic benefit cost before special termination benefits cost / curtailment	53,632	23,668	11,434	7,924	16,507	22,942
Special termination benefits cost / curtailment	—	7,215	—	(603)	1,905	(8,277)
Net periodic benefit cost	$53,632	$30,883	$11,434	$7,321	$18,412	$14,665

During fiscal 2006, ATK recorded a curtailment gain of $603 to recognize the impact on other PRB plans associated with the elimination of future subsidized medical benefits under a negotiated union contract.

During fiscal 2005, ATK recorded a pension settlement expense of $6,402 to recognize the impact of lump sum pension benefits that were paid.  ATK also recorded special termination benefits costs in the pension plans of $813 and other PRB plans of $1,905 in connection with the closure of the Twin Cities Army Ammunition Plant (TCAAP).

During fiscal 2004, ATK recognized a curtailment benefit of $8,277 resulting from the elimination of retiree medical subsidies for most future retirees.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

is at least “actuarially equivalent” to Medicare. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. FSP 106-2 became effective for ATK during fiscal 2005. One of ATK’s other PRB plans is actuarially equivalent to Medicare, but ATK does not believe that the subsidies it will receive under the Act will be significant. Because ATK believes that participation levels in its other PRB plans will decline, the impact of adopting this FSP reduced ATK’s APBO by approximately $31,000. The impact to ATK’s results of operations in any period is not expected to be significant.

In accordance with SFAS No. 87, Employer’s Accounting for Pensions, ATK has recognized the minimum liability for underfunded pension plans equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as an intangible asset to the extent of any unrecognized prior service cost, with the remaining balance recorded as a reduction to equity. The minimum pension liability in excess of the unrecognized prior service cost was $555,097 as of March 31, 2006 and $409,042 as of March 31, 2005. The March 31, 2006 balance consists of a pension liability of $559,238, and an intangible pension asset of $4,141, and the March 31, 2005 balance consists of a pension liability of $409,042. The change in the additional minimum pension liability recognized in other comprehensive income was as follows:

	Years Ended March 31
	2006	2005	2004
Change in:
Intangible assets	$4,141	$(951)	$(9,183)
Accrued pension benefit costs	(150,196)	(7,729)	(21,457)
Total change in minimum pension liability included in OCI	$(146,055)	$(8,680)	$(30,640)

Assumptions

Weighted-Average Assumptions Used to Determine Benefit
Obligations as of March 31

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.80%	5.90%	6.25%	5.80%	5.90%	6.25%
Rate of compensation increase:
Union	3.00%	3.00%	3.00%
Salaried	3.25%	3.25%	3.25%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

Weighted-Average Assumptions Used to Determine Net Periodic
Benefit Cost for Years Ended March 31

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006		2005		2004
Discount rate	5.90%	6.25%	6.75%	5.90%		6.25%		6.75%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	6.00 8.00	%/ %	6.00 8.00	%/ %	6.00 8.00	%/ %
Rate of compensation increase:
Union	3.00%	3.00%	3.00%
Salaried	3.25%	3.25%	3.50%

In developing the expected long-term rate of return assumption for pension plans, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK’s own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. The expected long-term rate of return of 9.0% used in fiscal 2006 for pension plans was based, in part, on an asset allocation assumption of 55% with equity managers, with an expected long-term rate of return of 10.9%; 20% with fixed income managers, with an expected long-term rate of return of 6.5%; 10% with real estate/real asset managers with an expected long-term rate of return of 9.6%; and 15% with alternate investment managers with an expected long-term rate of return of 9.6%.

In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2006, 29% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

Assumed Health Care Cost Trend Rates used to Measure Expected Cost of Benefits

	2007	2006
Weighted average health care cost trend rate	7.2%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.4%	5.0%
Fiscal year that the rate reaches the ultimate trend rate	2017	2008

Beginning in fiscal 2007, medical trend rates are set specifically for each benefit plan and design. Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$589	$(557)
Effect on postretirement benefit obligation	9,561	(9,049)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

Plan Assets

Pension.   ATK’s pension plan weighted-average asset allocations at March 31, 2006 and 2005, and the target allocations for fiscal 2007, by asset category are as follows:

	Target	Actual as of March 31
Asset Category	2007	2006	2005
Domestic equity securities	35%	35%	36%
International equity securities	20%	23%	23%
Fixed income investments	20%	18%	19%
Real estate/real asset investments	10%	11%	10%
Alternative investments	15%	13%	11%
Other investments	—	—	1%
Total	100%	100%	100%

Pension plan assets for ATK are held in a trust and are invested in a diversified portfolio of equity securities, fixed income investments,  real estate, hedge funds, and cash. ATK’s investment objectives for the pension plan assets are to minimize the present value of expected funding contributions and to meet or exceed the rate of return assumed for plan funding purposes over the long term. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. ATK regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. From time to time, the assets within each category may be outside the targeted range by amounts ATK deems acceptable.

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

There was no ATK common stock included in Plan assets as of March 31, 2006 or 2005.

Other Postretirement Benefits.   ATK’s other PRB obligations were 24% and 22% pre-funded as of March 31, 2006 and 2005, respectively.

Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets.  Approximately 29% and 27% of the assets were held in the 401(h) account as of March 31, 2006 and 2005, respectively. The remaining assets are in fixed income investments. ATK’s investment objective for the other PRB plan assets is the preservation and safety of capital.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

Contributions

ATK expects to contribute approximately $85,800 to its qualified pension plans, approximately $6,200 directly to retirees, and approximately $21,200 to its other postretirement benefit plans in fiscal 2007.

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

	Pension Benefits	Other Postretirement Benefits
2007	$119,300	$21,800
2008	121,000	21,300
2009	129,000	20,800
2010	129,700	20,400
2011	130,800	20,000
2012 through 2016	736,000	90,700

Defined Contribution Plans

ATK also sponsors a number of defined contribution plans. Participation in one of these plans is available to substantially all employees. The two principal defined contribution plans are 401(k) plans sponsored by ATK to which employees may contribute up to 50% of their pay (subject to limitations). Effective January 1, 2004, the ATK matching contribution to these plans depends on a participant’s years of service and certain other factors. Participants receive either:

•       a matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% (or, in certain cases, 3%) of the participant’s contributed pay,

•       a matching contribution of 50% up to 6% of the participant’s contributed pay, or

•       no matching contribution.

ATK’s contributions to the plans were $23,370 in fiscal 2006, $20,654 in fiscal 2005, and $17,764 in fiscal 2004.

Approximately 1,825, or 12%, of ATK’s employees are covered by collective bargaining agreements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

9. Income Taxes

The breakdown of the total income tax provision includes income before income taxes, minority interest, other comprehensive income (losses), and share-based compensation, as follows:

	Years Ended March 31
	2006	2005	2004
Income tax provision attributable to income	$73,271	$66,549	$55,041
Minority interest	(105)	(18)	(245)
Stockholders’ equity, for other comprehensive income	(49,661)	2,511	(7,065)
Stockholders’ equity, for share-based compensation	(5,432)	(11,530)	(4,260)
Income tax provision	$18,073	$57,512	$43,471

ATK’s income tax provision attributable to income consists of:

	Years Ended March 31
	2006	2005	2004
Current:
Federal	$58,421	$14,924	$5,756
State	5,327	2,693	2,773
Deferred:
Federal	13,657	45,637	43,552
State	(4,134)	3,295	2,960
Income tax provision attributable to income	$73,271	$66,549	$55,041

The items responsible for the differences between the federal statutory rate and ATK’s effective rate are as follows:

	Years Ended March 31
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	2.5%	2.5%	2.3%
Extraterritorial income benefit	(0.7)%	(1.3)%	(1.1)%
Domestic manufacturing deduction	(0.6)%	—	—
Research and development credit	(1.1)%	(2.2)%	(2.1)%
Change in previous contingencies	(1.4)%	(3.7)%	(4.4)%
Other (tax benefits)/non-deductible costs, net	(1.6)%	(0.4)%	(3.5)%
Change in valuation allowance	0.1%	0.3%	(0.9)%
Income tax provision attributable to income	32.2%	30.2%	25.3%

ATK’s provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2006 of 32.2% differs from the federal statutory rate of 35% due to state income taxes and an increase in the valuation allowance, both of which increased the effective rate, and the following items which decreased the rate:  extraterritorial income (ETI) exclusion tax benefits, domestic manufacturing deduction (DMD), research and development (R&D) tax credits and other provision adjustments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

9. Income Taxes (Continued)

The tax rate for fiscal 2005 differs from the federal statutory rate due to state income taxes, an increase in the valuation allowance, the ETI benefit, the R&D credit, tax benefits resulting from the settlement of federal and state audit issues and other provision adjustments.

The tax rate for fiscal 2004 differs from the federal statutory rate due to state income taxes, the ETI benefit, the R&D credit, provision adjustments, the tax benefit from favorable resolution of audit issues and a decrease in the valuation allowance.

Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. As of March 31, 2006 and 2005 the components of deferred tax assets and liabilities were as follows:

	Years Ended March 31
	2006	2005
Deferred tax assets	$577,398	$390,637
Deferred tax liabilities	(498,710)	(364,920)
Valuation allowance	(3,749)	(3,242)
Net deferred tax assets	$74,939	$22,475

As of March 31, 2006 and 2005, the deferred tax assets and liabilities resulted from temporary differences related to the following:

	March 31
	2006	2005
Reserves for employee benefits	$127,316	$108,732
Environmental reserves	8,883	9,336
Other reserves	22,788	28,387
Research tax credits	5,257	10,320
Alternative minimum tax credits	181	8,135
Other comprehensive income provision	213,327	159,104
Debt-related	(15,821)	(10,488)
Long-term contract method of revenue recognition	(10,090)	(19,783)
Property, plant, and equipment	(62,138)	(75,207)
Intangible assets	(54,431)	(57,681)
Prepaid pension asset	(161,135)	(133,269)
Other	4,551	(1,869)
Valuation allowance	(3,749)	(3,242)
Net deferred income tax asset	$74,939	$22,475

ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The valuation allowance of $3,749 at March 31, 2006 relates to certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance was increased by $507 during fiscal 2006 because the amount of state carryforward benefits expected to be utilized before expiration decreased primarily because of changes to ATK’s legal entity structure. Of the valuation allowance, $365 will be allocated to reduce goodwill if the related deferred tax asset is ultimately realized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

9. Income Taxes (Continued)

Amounts accrued for potential federal and state tax assessments total $23,386 at March 31, 2006 and $28,892 at March 31, 2005. These accruals relate to federal and state tax issues such as the tax benefits from the extraterritorial income (ETI) exclusion, the domestic manufacturing deduction (DMD), the amount of research and development (R&D) tax credits claimed, and other federal and state issues.

IRS examinations have been completed through fiscal 2003 and all tax matters with the IRS have been settled for those years. The IRS examination for fiscal 2004 and 2005 began in March 2006.

The American Jobs Creation Act of 2004 (the 2004 Act) provides a deduction for qualified domestic production activities and a two-year phase-out (except for certain grandfathered contracts) of the existing ETI exclusion tax benefit for foreign sales, which the World Trade Organization (WTO) ruled was an illegal export subsidy. The European Union filed a complaint with the WTO challenging the transitional and grandfathered provisions of the 2004 Act. On September 30, 2005, the WTO ruled that the Act failed to comply with its prior ruling. The U.S. appealed, but the September ruling was upheld. On May 17, 2006, the President signed the Tax Increase Prevention and Reconciliation Act of 2005 (2005 Act). The 2005 Act repeals the grandfathered provisions of the 2004 Act effective for fiscal years beginning after the date of enactment.

Effective December 31, 2005, the R&D tax credit expired. Congress is working on legislation to reinstate the credit. If the proposed legislation is not signed into law, ATK’s fiscal 2007 tax rate could increase by approximately 1.2%.

The deferred tax assets include $5,673 related to state tax credit carryforwards and $6,806 for state net operating loss carryforwards. These carryforwards expire as follows: $1,953 in fiscal 2007 through fiscal 2010, $2,128 in fiscal 2011 through fiscal 2015, $2,506 in fiscal 2016 through fiscal 2020, $3,961 in fiscal 2021 through fiscal 2026. The remaining $1,750 as well as alternative minimum tax credits of $181 can be carried forward indefinitely.

Income taxes paid, net of refunds, totaled $34,263 in fiscal 2006, $16,336 in fiscal 2005, and $17,187 in fiscal 2004.

10. Commitments

ATK leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $57,989 in fiscal 2006, $49,396 in fiscal 2005, and $43,563 in fiscal 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

10. Commitments (Continued)

The following table summarizes ATK’s contractual obligations and commercial commitments as of March 31, 2006:

		Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt	$1,125,596	$29,596	$216,000		$880,000
Interest on debt(1)	557,825	55,408	105,779	$81,400	315,238
Operating leases	184,982	47,865	65,384	48,162	23,571
Environmental remediation costs, net	27,293	1,110	5,793	4,956	15,434
Pension and other PRB plan contributions	1,560,800	141,100	292,100	300,900	826,700
Total contractual obligations	$3,456,496	$275,079	$685,056	$435,418	$2,060,943

		Commitment Expiration by period
	Total	Within 1 year	1-3 years
Other commercial commitments:
Letters of credit	$73,567	$59,078	$14,489

(1)          Includes interest on variable rate debt calculated based on interest rates at March 31, 2006. Variable rate debt was approximately 22% of ATK’s total debt at March 31, 2006.

Pension plan contributions are an estimate of ATK’s minimum funding requirements through fiscal 2016 to provide pension benefits for employees based on service provided through fiscal 2006 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulatory rules.

ATK currently leases its facility in Magna, Utah from a private party. This facility is used in the production and testing of some of ATK’s rocket motors. The current lease extends through September 2022. The lease requires ATK to surrender the property back to its owner in its original condition. While ATK currently anticipates operating this facility indefinitely, ATK could incur significant costs if ATK were to terminate this lease.

ATK has known conditional asset retirement obligations, such as contractual lease restoration obligations, to be performed in the future, that are not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, these obligations have not been recorded in the consolidated financial statements. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.25% and 3.0% as of March 31, 2006 and 2005, respectively. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2006		March 31, 2005
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(67,065)	$39,772	$(70,791)	$40,213
Unamortized discount	11,470	(6,087)	11,918	(5,907)
Present value amounts (payable) receivable	$(55,595)	$33,685	$(58,873)	$34,306

Amounts payable or receivable in periods beyond fiscal 2007 have been classified as non-current on the March 31, 2006 balance sheet. As such, of the $55,595 net liability, $6,011 is recorded within other current liabilities and $49,584 is recorded within other non-current liabilities. Of the $33,685 net receivable, $4,936 is recorded within other current assets and $28,749 is recorded within other non-current assets. As of March 31, 2006, the estimated discounted range of reasonably possible costs of environmental remediation was $55,595 to $93,870.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•       As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’ representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

11. Contingencies (Continued)

accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

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

At March 31, 2006, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2007	$1,110
Fiscal 2008	5,641
Fiscal 2009	152
Fiscal 2010	2,890
Fiscal 2011	2,066
Thereafter	15,434
Total	$27,293

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

11. Contingencies (Continued)

There were no material insurance recoveries related to environmental remediations during fiscal 2006, 2005, or 2004.

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

ATK sponsors five stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the 1997 Employee Stock Purchase Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of March 31, 2006, ATK has authorized up to 5,945,577 common shares to be granted under these plans. Stock options are granted periodically, at the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. During fiscal 2004, ATK began issuing options under the 1990 Equity Incentive Plan and the 2000 Stock Incentive Plan with a seven-year term; most grants issued prior to that had a ten-year term. Restricted stock issued to non-employee directors and certain key employees totaled 36,406 shares in fiscal 2006, 28,444 shares in fiscal 2005, and 10,181 shares in fiscal 2004. Restricted shares vest over periods of one to three years from the date of award. As of March 31, 2006, there were also performance awards of up to 671,007 shares reserved for key employees, which will become payable only upon achievement of certain financial performance goals through fiscal 2007.

During fiscal 2006, ATK modified its performance awards to require settlement in shares resulting in the awards being accounted for as additional paid-in-capital based on the number of shares expected to be issued. These awards were previously accounted for as a liability.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

12. Stockholders’ Equity (Continued)

A summary of ATK’s stock option activity is as follows:

	Years Ended March 31
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,250,102	$51.13	2,488,204	$40.23	2,128,413	$35.36
Granted	179,150	69.47	606,400	64.58	508,702	56.48
Exercised	(401,699)	41.55	(801,130)	27.14	(124,336)	22.56
Canceled	(62,835)	63.23	(43,372)	56.88	(24,575)	46.10
Outstanding at end of year	1,964,718	54.37	2,250,102	51.13	2,488,204	40.23
Options exercisable at year end	943,753	45.03	1,145,095	41.37	1,609,448	31.75
Weighted average fair value of options granted during the year		23.76		22.10		20.32

The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The following weighted average assumptions were used for grants:

	Years Ended March 31
	2006	2005	2004
Risk-free rate	4.0%	4.0%	3.5%
Expected volatility	30.2%	30.4%	31.2%
Expected option life	5 or 7 years	5 or 7 years	5 or 7 years

A summary of stock options outstanding at March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
		(in years)
$0 - $14.99	12,013	0.4	$11.06	12,013	$11.06
$15 - $24.99	132,050	2.8	18.20	132,050	18.20
$25 - $34.99	138,325	3.4	26.72	138,325	26.72
$35 - $44.99	35,633	3.3	38.33	35,633	38.33
$45 - $54.99	316,629	5.8	50.32	272,014	49.64
$55 - $64.99	743,493	5.2	58.74	286,393	58.89
$65 - $74.99	582,425	5.8	67.48	67,325	67.25
$75 - $79.99	4,150	6.6	76.36	—	—
Total	1,964,718	5.1	$54.37	943,753	$45.03

In fiscal 2005, ATK repurchased 1,128,100 shares for approximately $75,000. Between April 1, 2005 and January 30, 2006, ATK repurchased 1,281,200 shares for $95,900. On January 31, 2006, ATK’s Board of Directors cancelled authorization for the 4,900 shares remaining under the August 3, 2004 authorization and authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. In February and March 2006, ATK repurchased 1,315,104 shares for $100,000. As of March 31, 2006, there were 3,684,896 remaining shares authorized to be repurchased.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

12. Stockholders’ Equity (Continued)

Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. ATK’s 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2006, this limit was approximately $272,000. As of March 31, 2006, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in ATK’s debt covenants), which among other items, would allow payments for future stock repurchases, as long as ATK maintains certain debt limits, with an annual limit of $50,000 when such debt limits are not met.

13. Restructuring Charges

Since fiscal 2004, ATK has been recording costs for restructuring and related activities, the majority of which are the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result of this announcement, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005. ATK expects Army approval for the final exit from TCAAP in 2006. In connection with these restructuring and related activities, ATK recorded costs of approximately $14,700 in fiscal 2004 and fiscal 2005, primarily for employee termination benefits (including $2,718 for special termination benefits for pension and other postretirement benefits (PRB)), facility clean-up, and accelerated depreciation, and disbursed approximately $9,000 during fiscal 2005. The liability related to these costs as of March 31, 2005 was approximately $800. During fiscal 2006 approximately $500 was disbursed and an additional $300 in costs were recorded. Costs were recorded within cost of sales, primarily within the Ammunition segment. The liability related to these costs as of March 31, 2006 was approximately $600 (not including the impact on the pension and other PRB plans). A majority of the $600 was paid in April 2006 effectively completing this restructuring and the related activities.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV. In connection with this move, ATK recorded costs of approximately $5,200 during fiscal 2005 related primarily to employee termination benefits and accelerated depreciation. The liability related to these costs as of March 31, 2005 was approximately $2,300. During fiscal 2006, approximately $6,500 was disbursed, an additional $4,600 in costs were recorded primarily related to employee termination benefits, relocation, and facility clean-up costs. In addition, cash of $1,400 was received from the sale of the Janesville facility. Costs were recorded within the Precision Systems segment. The liability related to these costs as of March 31, 2006 was approximately $400.  ATK expects to incur minimal additional costs for this restructuring activity.

14. Operating Segment Information

ATK has five segments: Ammunition, ATK Thiokol, Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research. These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.

•       The Ammunition segment supplies small-caliber military ammunition, medium-caliber ammunition, medium-caliber gun systems, ammunition and rocket propellants, energetic materials, commercial

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

14. Operating Segment Information (Continued)

and military smokeless powder, law enforcement and sporting ammunition, and ammunition accessories.

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

Effective April 1, 2006, ATK realigned its business operations. As a result of this realignment, ATK renamed its ATK Thiokol segment to Launch Systems Group and its Ammunition segment to Ammunition Systems Group, and consolidated the Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research segments into a new segment, Mission Systems Group. Following this realignment, ATK has three segments:  Mission Systems Group, Ammunition Systems Group, and Launch Systems Group. The April 1, 2006 realignment is not reflected in the information contained in this report.

All of ATK’s segments derive the majority of their sales from contracts with, and prime contractors to, the U.S. Government. ATK’s U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government Sales	Percent of sales
2006	$2,549,000	79%
2005	2,186,000	78%
2004	1,810,000	77%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

14. Operating Segment Information (Continued)

The military small-caliber ammunition contract, which is reported within the Ammunition segment, contributed approximately 14% of total fiscal 2006 sales, and 12% of fiscal 2005 and 2004 total sales. ATK’s contract with NASA for the Reusable Solid Rocket Motors (RSRM) for the Space Shuttle, which is reported within the ATK Thiokol segment, represented 13% of ATK’s total fiscal 2006 sales, 14% of fiscal 2005 sales, and 16% of fiscal 2004 sales.

No single commercial customer accounted for 10% or more of ATK’s total sales during fiscal 2006, 2005, or 2004.

ATK’s foreign sales to customers were $227,406 in fiscal 2006, $194,785 in fiscal 2005, and $155,533 in fiscal 2004. Approximately 42% of these sales are in the Ammunition segment, 37% are in the Precision Systems segment, 18% are in the Advanced Propulsion and Space Systems segment, 2% are in the ATK Thiokol segment, and 1% are in the ATK Mission Research segment. Sales to no individual country outside the United States accounted for more than 1% of ATK’s sales in fiscal 2006. Substantially all of ATK’s assets are held in the United States.

The following summarizes ATK’s results by segment:

	Year Ended March 31, 2006
	Ammunition	ATK Thiokol	Precision Systems	Advanced Propulsion & Space Systems	Corporate and Other	Total
Sales:
External customers	$1,105,414	$929,256	$554,281	$468,057	$159,799	$3,216,807
Intercompany	19,378	13,721	39,984	68,246	(141,329)	—
Total	1,124,792	942,977	594,265	536,303	18,470	3,216,807
Capital expenditures	17,192	14,319	13,396	12,700	7,745	65,352
Depreciation	14,933	32,309	6,834	10,662	4,851	69,589
Amortization	349	417	315	5,046	7,901	14,028
Income before interest, income taxes and minority interest	109,283	130,407	48,554	53,017	(14,112)	327,149
Total assets	681,105	849,029	276,510	492,124	603,212	2,901,980

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

14. Operating Segment Information (Continued)

	Year Ended March 31, 2005
	Ammunition	ATK Thiokol	Precision Systems	Advanced Propulsion & Space Systems	Corporate and Other	Total
Sales:
External customers	$888,661	$845,197	$517,632	$392,820	$156,819	$2,801,129
Intercompany	17,345	4,292	44,434	44,299	(110,370)	—
Total	906,006	849,489	562,066	437,119	46,449	2,801,129
Capital expenditures	24,708	8,964	11,283	11,877	5,768	62,600
Depreciation	13,023	28,038	9,970	10,212	9,895	71,138
Amortization	208	252	258	150	12,319	13,187
Income before interest, income taxes and minority interest	86,952	121,887	48,978	40,964	(13,789)	284,992
Total assets	602,197	865,309	241,359	468,211	838,734	3,015,810

	Year Ended March 31, 2004
	Ammunition	ATK Thiokol	Precision Systems	Advanced Propulsion & Space Systems	Corporate	Total
Sales:
External customers	$805,720	$799,227	$483,442	$271,264	$6,540	$2,366,193
Intercompany	20,096	2,402	13,006	34,980	(70,484)	—
Total	825,816	801,629	496,448	306,244	(63,944)	2,366,193
Capital expenditures	19,933	15,960	8,985	11,972	1,904	58,754
Depreciation	12,703	33,312	7,936	8,684	1,288	63,923
Amortization	670	851	543	333	3,598	5,995
Income before interest, income taxes and minority interest	79,785	135,968	48,941	29,680	(17,311)	277,063
Total assets	570,611	985,191	257,962	250,938	736,042	2,800,744

Income before interest, income taxes, and minority interest by segment for fiscal 2005 and fiscal 2004 was previously reported after the elimination of intercompany profit. Fiscal 2005 and fiscal 2004 have been recast to include intercompany profit, consistent with presentation of fiscal 2006.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

15. Quarterly Financial Data (Unaudited)

Quarterly financial data is summarized as follows:

	Fiscal 2006 Quarter Ended
	July 3	October 2	January 1	March 31
Sales	$756,992	$772,092	$770,029	$917,694
Gross profit	133,403	150,445	155,714	171,158
Net income	37,220	40,152	47,099	29,411
Earnings per share:
Basic earnings per share	1.01	1.08	1.28	0.81
Diluted earnings per share	0.99	1.07	1.26	0.79

	Fiscal 2005 Quarter Ended
	July 4	October 3	January 2	March 31
Sales	$644,395	$673,050	$684,493	$799,191
Gross profit	113,621	120,891	137,856	157,721
Net income	27,574	29,898	47,848	48,220
Earnings per share:
Basic earnings per share	0.74	0.80	1.27	1.28
Diluted earnings per share	0.72	0.78	1.25	1.26

The sum of the per share amounts for the quarters may not equal the total for the year due to the application of the treasury stock method.

During the fourth quarter of fiscal 2006, in connection with the repayment of the 8.50% Notes described in Note 7, $397,404 principal amount of the 8.50% Notes was repaid by ATK resulting in a premium of $18,849 recognized as interest expense. In connection with this repayment, ATK also wrote off $7,119 of deferred debt issuance costs and terminated its three interest rate swaps against the 8.50% Notes, resulting in net expense of $6,022 (consisting of the termination charge net of the unamortized portion of ATK’s proceeds from recouponing two of these interest rate swaps in fiscal 2003).

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2006, there was no change in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, ATK designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of ATK’s internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors ATK’s internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that ATK’s internal control over financial reporting is effective as of March 31, 2006.

Deloitte & Touche LLP issued an audit report dated May 18, 2006, concerning management’s assessment of ATK’s internal control over financial reporting, which is contained in this Form 10-K. ATK’s consolidated financial statements as of and for the year ended March 31, 2006, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with standards of the Public Company Accounting Oversight Board (United States).

/s/ Daniel J. Murphy
Chairman of the Board, President, and Chief Executive Officer
/s/ John L. Shroyer
Senior Vice President and Chief Financial Officer
May 18, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Alliant Techsystems Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statement as of and for the year ended March 31, 2006 of the Company and our report dated May 18, 2006, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
May 18, 2006

ITEM 9B.       OTHER INFORMATION

None.

PART III

The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from ATK’s definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K. ATK will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2006.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding ATK’s directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in ATK’s Proxy Statement for the 2006 Annual Meeting of Stockholders. Information regarding ATK’s executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10. Information regarding ATK’s Audit Committee, including the Audit Committee’s financial experts, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2006 Proxy Statement. Since the date of ATK’s 2005 Proxy Statement, there have been no material changes to the procedures by which security holders may recommend nominees to ATK’s Board of Directors. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2006 Proxy Statement.

Information regarding ATK’s code of ethics (ATK’s Business Ethics Code of Conduct), which ATK has adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Business Ethics Code of Conduct in the 2006 Proxy Statement. ATK’s Business Ethics Code of Conduct is available on our website at www.atk.com by selecting About Us and then Values.

ITEM 11.         EXECUTIVE COMPENSATION

Information about compensation of ATK’s named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2006 Proxy Statement, with the exception of the subsection of Executive Compensation under the heading Report of the Personnel and Compensation Committee of the Board on Executive Compensation, which subsection is not incorporated by reference. Information about compensation of ATK’s directors is incorporated by reference from the section entitled Corporate Governance—Compensation of Directors in the 2006 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2006 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about principal accounting fees and services as well as related pre-approval policies is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2006 Proxy Statement.

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

ALLIANT TECHSYSTEMS INC.

Date: May 24, 2006	By:	/s/ JOHN L. SHROYER
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ DANIEL J. MURPHY	Chairman of the Board, President, and
Daniel J. Murphy	Chief Executive Officer (principal executive officer)
/s/ JOHN L. SHROYER	Senior Vice President and Chief Financial Officer
John L. Shroyer	(principal financial and accounting officer)
*	Director
Frances D. Cook
*	Director
Gilbert F. Decker
*	Director
Ronald R. Fogleman
*	Director
David E. Jeremiah
*	Director
Cynthia L. Lesher
*	Director
Douglas L. Maine
*	Director
Roman Martinez IV
*	Director
Robert W. RisCassi
*	Director
Michael T. Smith
*	Director
William G. Van Dyke

Date: May 24, 2006	*By:	/s/ KEITH D. ROSS
	Name:	Keith D. Ross
Attorney-in-fact

ALLIANT TECHSYSTEMS INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2006
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

3(i).2*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3.2 to the Form S-4).
3(i).3*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (Exhibit 3.3 to the Form S-4).
3 (i).4*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 7, 2002 (Exhibit 3(i).4 to Form 10-Q for the quarter ended June 29, 2003).
3(ii).1*	By-Laws, as amended through March 19, 2002 (Exhibit 3(ii) to Form 8-K dated March 21, 2002).
4.1*	Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to the Form 10-K for the year ended March 31, 2005).
4.2*	Rights Agreement, dated as of May 7, 2002, by and between the Registrant and LaSalle Bank National Association, as rights agent (Exhibit 4.1 to the Form 8-A filed on May 14, 2002).
4.3.1	Indenture, dated as of March 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A., as trustee, relating to 6.75% Senior Subordinated Notes due 2016.
4.3.2*

First Supplemental Indenture, dated as of March 15, 2006, among the Registrant, Subsidiary Guarantors identified in the Indenture and The Bank of New York Trust Company, N.A., as Trustee, relating to 6.75% Senior Subordinated Notes due 2016 (Exhibit 4.12 to Form 8-K dated March 15, 2006).

4.3.3*	Global Security representing the 6.75% Senior Subordinated Notes due 2016, dated March 15, 2006 (Exhibit 4.13 to Form 8-K dated March 15, 2006).

4.4*

Registration Rights Agreement, dated as of February 19, 2004, among the Registrant and Banc of America Securities LLC, Credit Lyonnais Securities (USA) Inc., BNY Capital Markets, Inc. and NatCity Investments, Inc. (Exhibit 4.4 to the Form 10-K for the year ended March 31, 2004 (the “Fiscal 2004 Form 10-K”)).

4.5.1*

Indenture, dated as of February 19, 2004, among the Registrant and BNY Midwest Trust Company, an Illinois trust company, as trustee, relating to 2.75% Convertible Senior Subordinated Notes due 2024 (Exhibit 4.5 to the Fiscal 2004 Form 10-K).

4.5.2*

First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of February 19, 2004 among Alliant Techsystems, Inc., as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee relating to 2.75% Convertible Senior Subordinated Notes due 2024 (Exhibit 4.3 to Form 10-Q for the quarter ended October 3, 2004).

4.6.1*

Indenture dated as of August 13, 2004 among Alliant Techsystems, Inc., as Issuer, the Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee, relating to 3.00% Convertible Senior Subordinated Notes due 2024 (Exhibit 4.1 to Form 10-Q for the quarter ended October 3, 2004).

4.6.2*

First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of August 13, 2004 among Alliant Techsystems, Inc., as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee relating to 3.00% Convertible Senior Subordinated Notes due 2024 (Exhibit 4.2 to Form 10-Q for the quarter ended October 3, 2004).

10.1*

Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1, filed October 1, 1990, to the Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990 (the “Form 10”)).

10.2.1*

Environmental Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (Exhibit 10.2.1 to the Form 10-K for the year ended March 31, 2003 (“the Fiscal 2003 Form 10-K”)).

10.2.2*	Amendment to Environmental Agreement, dated March 15, 1995 (Exhibit 10.2.2 to the Fiscal 2003 Form 10-K).
10.3*	Form of Tax Sharing Agreement between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2, filed September 26, 1990, to the Form 10).
10.4*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form 10).
10.5.1*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to the Form 10-K for the fiscal year ended March 31, 1998 (“the Fiscal 1998 Form 10-K”)).
10.5.2*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to the Fiscal 1998 Form 10-K).
10.5.3*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to the Fiscal 1998 Form 10-K).
10.6.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10 to Form 10-Q for the quarter ended September 27, 1998).

10.6.2*#

Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Form 10-K for the year ended March 31, 2002 (the “Fiscal 2002 Form 10-K”)).

10.6.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).
10.6.4*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Fiscal 2004 Form 10-K).
10.6.5*#	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.1 to Form 8-K dated February 4, 2005).
10.6.6*#	Form of Performance Share Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.2 to Form 8-K dated February 4, 2005).
10.6.7*#	Form of Restricted Stock Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.1 to Form 8-K dated May 6, 2005).
10.7*#	Alliant Techsystems Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2005, and as amended effective April 5, 2006 (Exhibit 10.1 to Form 8-K dated April 5, 2006).
10.8*#	Alliant Techsystems Inc. Management Compensation Plan effective January 1, 2002 (Exhibit 10.8 to the Fiscal 2004 Form 10-K).
10.9.1*#	Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit 10.1 to Form 8-K dated September 15, 2005).
10.9.2*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).
10.10.1*#	Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated as of December 12, 2005 (Exhibit 10.1 to Form 8-K dated December 12, 2005).
10.10.2*#	Amendment No. 1 to Amended and Restated Non-Employee Director Restricted Stock Plan effective May 2, 2006 (Exhibit 10.1 to Form 8-K dated May 2, 2006).
10.11*#	Deferred Fee Plan for Non-Employee Directors, as amended and restated December 12, 2005 (Exhibit 10.2 to Form 8-K dated December 12, 2005).
10.12*#	Alliant Techsystems Inc. Income Security Plan, effective March 13, 2006 (Exhibit 10.1 to Form 8-K dated March 13, 2006).
10.13.1*#	Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Fiscal 1998 Form 10-K).
10.13.2*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).
10.14.1*#	Employment Agreement with Daniel J. Murphy, Jr. dated February 1, 2004 (Exhibit 10.15 to the Fiscal 2004 Form 10-K).

10.14.2*#	Amendment to Employment Agreement with Daniel J. Murphy, Jr. (Exhibit 10.2 to Form 8-K dated December 20, 2005).
10.15*#	Compensation arrangement with Nicholas G. Vlahakis, Executive Vice President and Chief Operating Officer, dated August 3, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended October 3, 2004).
10.16.1*

Credit Agreement, dated as of March 31, 2004, among the Registrant, Bank of America, N.A., as Administrative Agent; the Lenders named therein; Credit Lyonnais New York Branch, as Syndication Agent; The Bank of New York, U.S. Bank National Association, and National City Bank, as Co-Documentation Agents; Banc of America Securities LLC and Credit Lyonnais New York Branch, as Joint Lead Arrangers; and Banc of America Securities LLC, as Sole Bookrunning Manager (the “Credit Agreement”) (Exhibit 99.1 to Form 8-K dated April 6, 2004).

10.16.2*

Amendment No. 1 to the Credit Agreement, dated as of May 5, 2005, among ATK, as the Borrower, the Lenders named therein; Bank of America, N.A. (“Bank of America”) as Swing Line Lender; Bank of America, Calyon New York Branch (f/k/a Credit Lyonnais New York Branch), U.S. Bank National Association and JPMorgan Chase Bank, as L/C Issuers; and Bank of America, as Administrative Agent for the Lenders (Exhibit 10.2 to Form 8-K dated May 11, 2005).

10.17*

Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the “Purchase Agreement”), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).

10.18*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).
10.19.1*#	First Amendment and Restatement of 2000 Stock Incentive Plan effective January 23, 2001 (Exhibit 10.25.1 to the Fiscal 2002 Form 10-K).
10.19.2*#	Amendment 1 to First Amendment and Restatement of 2000 Stock Incentive Plan effective April 24, 2001 (Exhibit 10.25.2 to the Fiscal 2002 Form 10-K).
10.19.3*#	Amendment 2 to First Amendment and Restatement of 2000 Stock Incentive Plan effective January 21, 2002 (Exhibit 10.25.3 to the Fiscal 2002 Form 10-K).
10.19.4*#	Amendment 3 to First Amendment and Restatement of Alliant Techsystems, Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 10-Q for the quarter ended October 3, 2004).
10.20*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective April 1, 2004 (Exhibit 10.21 to the Fiscal 2004 Form 10-K).
10.21*#	Description of non-employee Directors’ cash and equity compensation (Item 1.01 of Form 8-K dated May 2, 2006).
10.22*#	Description of re-grant of performance awards to certain executive officers (Item 1.01 of Form 8-K dated August 2, 2005).
10.23*#

Description of performance awards to certain executive officers for the three-year fiscal year 2007-2009 performance period and for the fiscal year 2007-2012 performance period (Item 1.01 of Form 8-K dated March 13, 2006).

10.24*#

Description of performance goals pursuant to the Registrant’s Management Compensation Plan for the Registrant’s executive officers for the fiscal year ending March 31, 2007 (Item 1.01 of Form 8-K dated March 13, 2006).

10.25.1*#	Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated August 4, 2005).
10.25.2#	Form of Non-Qualified Stock Option Award Agreement (Cliff Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan.
10.25.3#	Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan.
10.25.4*#	Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the fiscal year 2005-2007 performance period (Exhibit 10.2 to Form 8-K dated August 4, 2005).
10.25.5*#	Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2007-2009 Performance Period (Exhibit 10.2 to Form 8-K dated March 13, 2006).
10.25.6*#	Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2007-2012 Performance Period (Exhibit 10.3 to Form 8-K dated March 13, 2006).
10.25.7#	Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan.
10.26#	Separation Agreement with Eric S. Rangen dated March 24, 2006.
12	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant as of March 31, 2006.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.