Form 10-Q
period 2006-07-02
ALLIANT TECHSYSTEMS INC
filed 2006-08-07
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    ☒    Accelerated Filer   ☐   Non-Accelerated Filer   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 30, 2006, 34,690,940 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED
(In thousands except per share data)	July 2, 2006	July 3, 2005
Sales	$822,418	$756,992
Cost of sales	671,060	623,589
Gross profit	151,358	133,403
Operating expenses:
Research and development	11,657	9,881
Selling	24,798	17,976
General and administrative	35,525	35,365
Total operating expenses	71,980	63,222
Income before interest, income taxes, and minority interest	79,378	70,181
Interest expense	(16,835)	(17,470)
Interest income	203	127
Income before income taxes and minority interest	62,746	52,838
Income tax provision	23,800	15,509
Income before minority interest	38,946	37,329
Minority interest, net of income taxes	73	109
Net income	$38,873	$37,220

Earnings per common share:
Basic	$1.10	$1.01
Diluted	$1.09	$0.99

Weighted-average number of common shares outstanding:
Basic	35,327	37,035
Diluted	35,771	37,616

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	July 2, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,543	$9,090
Net receivables	789,741	738,909
Net inventories	159,980	139,876
Deferred income tax assets	77,279	77,848
Other current assets	52,372	53,728
Total current assets	1,090,915	1,019,451
Net property, plant, and equipment	447,521	453,958
Goodwill	1,163,186	1,163,186
Prepaid and intangible pension assets	81,964	82,254
Deferred charges and other non-current assets	180,679	183,131
Total assets	$2,964,265	$2,901,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$12,919	$63,036
Current portion of long-term debt	27,000	29,596
Line of credit borrowings	75,000	—
Accounts payable	146,137	165,955
Contract advances and allowances	44,861	49,667
Accrued compensation	85,466	114,537
Accrued income taxes	42,998	23,710
Other accrued liabilities	230,107	224,443
Total current liabilities	664,488	670,944
Long-term debt	1,089,250	1,096,000
Deferred income tax liabilities	3,011	2,909
Postretirement and postemployment benefits liability	172,362	175,314
Minimum pension liability	230,044	212,258
Other long-term liabilities	116,359	116,197
Total liabilities	2,275,514	2,273,622
Contingencies (Note 11)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding 35,449,002 shares at July 2, 2006 and 35,207,335 at March 31, 2006	355	352
Additional paid-in-capital	476,117	472,861
Retained earnings	967,394	928,521
Unearned compensation	—	(2,760)
Accumulated other comprehensive loss	(332,543)	(333,136)
Common stock in treasury, at cost, 6,106,059 shares held at July 2, 2006 and 6,347,726 shares held at March 31, 2006	(422,572)	(437,480)
Total stockholders’ equity	688,751	628,358
Total liabilities and stockholders’ equity	$2,964,265	$2,901,980

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	QUARTERS ENDED
(In thousands)	July 2, 2006	July 3, 2005
Operating activities
Net income	$38,873	$37,220
Adjustments to net income to arrive at cash (used for) provided by operating activities:
Depreciation	17,231	17,094
Amortization of intangible assets	2,043	2,178
Amortization of deferred financing costs	810	972
Deferred income taxes	271	3,072
(Gain) loss on disposal of property	(72)	220
Minority interest, net of income taxes	73	109
Share-based plans expense	9,137	4,900
Excess tax benefits from share-based plans	(1,385)	—
Changes in assets and liabilities:
Net receivables	(50,832)	(44,590)
Net inventories	(20,104)	(8,271)
Accounts payable	(12,538)	(37,892)
Contract advances and allowances	(4,806)	27,453
Accrued compensation	(27,923)	(17,674)
Accrued income taxes	19,288	19,137
Pension and other postretirement benefits	15,124	7,581
Other assets and liabilities	13,271	(4,229)
Cash (used for) provided by operating activities	(1,539)	7,280
Investing activities
Capital expenditures	(18,760)	(6,618)
Proceeds from the disposition of property, plant, and equipment	370	8
Cash used for investing activities	(18,390)	(6,610)
Financing activities
Change in cash overdrafts	(50,117)	11,856
Net borrowings on line of credit	75,000	—
Payments made on bank debt	(6,750)	(273,303)
Payments made to extinguish debt	(2,596)	—
Proceeds from issuance of long-term debt	—	270,000
Payments made for debt issue costs	(185)	(644)
Net purchase of treasury shares	(6,147)	(24,989)
Proceeds from employee stock compensation plans	11,792	11,573
Excess tax benefits from share-based plans	1,385	—
Cash provided by (used for) financing activities	22,382	(5,507)
Increase (decrease) in cash and cash equivalents	2,453	(4,837)
Cash and cash equivalents - beginning of period	9,090	12,772
Cash and cash equivalents - end of period	$11,543	$7,935

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$2,529	$901

See Notes to the Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Quarter Ended July 2, 2006

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (fiscal 2006). Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of July 2, 2006, and its results of operations and cash flows for the quarters ended July 2, 2006 and July 3, 2005.

ATK has made certain reclassifications to the fiscal 2006 consolidated financial statements, as previously reported, to conform to current presentation. These reclassifications did not change net income or stockholders’ equity as previously reported.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.     New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ATK must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is applicable for fiscal years beginning after December 15, 2006 (ATK’s fiscal 2008).  The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on April 1, 2007. ATK is evaluating the impact the adoption of FIN 48 will have on its financial statements.

Effective April 1, 2006, ATK adopted SFAS 123(R), Share-Based Payments, and related Securities and Exchange Commission (SEC) rules included in Staff Accounting Bulletin (SAB) No. 107.  ATK adopted SFAS 123(R) on a modified prospective basis which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. SFAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value.  See Note 10.

3.     Goodwill and Other Intangible Assets

The carrying amount of goodwill by operating segment as of July 2, 2006 and March 31, 2006 was as follows:

	July 2, 2006	March 31, 2006
Mission Systems Group	$534,450	$534,450
Ammunition Systems Group	171,337	171,337
Launch Systems Group	457,399	457,399
Total	$1,163,186	$1,163,186

No acquisitions or adjustments were made during the quarter ended July 2, 2006.

Included in deferred charges and other non-current assets as of July 2, 2006 are other intangible assets of $87,973, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite. Also included in deferred charges and other non-current assets as of July 2, 2006 and March 31, 2006 are amortizing intangible assets, as follows:

	July 2, 2006			March 31, 2006
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$19,944	$(13,353)	$6,591	$19,944	$(11,827)	$8,117
Customer relationships	27,109	(5,330)	21,779	27,109	(4,813)	22,296
Total	$47,053	$(18,683)	$28,370	$47,053	$(16,640)	$30,413

These assets are being amortized over their estimated useful lives, which range from two to 12 years. Amortization expense for the quarters ended July 2, 2006 and July 3, 2005 was $2,043 and $2,178, respectively. ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2007	$4,878
Fiscal 2008	5,303
Fiscal 2009	2,988
Fiscal 2010	2,266
Fiscal 2011	2,263
Thereafter	10,672
Total	$28,370

During fiscal 2003, ATK acquired the assets of Science and Applied Technology, Inc. (now included in ATK Missile Systems, which is included in the Mission Systems Group).  The sellers of this acquired business have the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones are attained with respect to one of the contracts acquired. Any additional contingent consideration paid to the sellers will be recorded by ATK as goodwill.

4.     Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards during each period presented, which, if exercised, would dilute EPS. In computing EPS for the quarters ended July 2, 2006 and July 3, 2005, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended
	July 2, 2006	July 3, 2005
Weighted-average basic shares outstanding	35,327	37,035
Dilutive potential common shares	444	581
Weighted average diluted shares outstanding	35,771	37,616

Shares excluded from the calculation of diluted EPS because the exercise/threshold price was greater than the average market price of the common shares	202	7

Contingently issuable shares related to ATK’s 3.00% and 2.75% Convertible Senior Subordinated Notes, as discussed in Note 7, are not included in diluted EPS because ATK’s average stock price was below the conversion price during the quarters ended July 2, 2006 and July 3, 2005.

5.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters ended July 2, 2006 and July 3, 2005 were as follows:

	Quarters Ended
	July 2, 2006	July 3, 2005
Net income	$38,873	$37,220
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $(281) and $58, respectively	417	(95)
Change in fair value of available-for-sale securities, net of income taxes of $(119) and $(136), respectively	176	221
Total OCI	593	126
Total comprehensive income	$39,466	$37,346

The components of accumulated OCI, net of income taxes, are as follows:

	July 2, 2006	March 31, 2006
Derivatives	$7,749	$7,332
Minimum pension liability	(340,747)	(340,747)
Available-for-sale securities	455	279
Total accumulated other comprehensive loss	$(332,543)	$(333,136)
Commodity Forward Contracts

ATK uses derivatives to hedge certain commodity price risks. As of July 2, 2006, ATK had forward contracts for copper, zinc, and lead through February 2007 that had a combined fair value of $15,683. The contracts essentially establish a fixed price for the underlying commodities and have been designated and qualify as effective cash flow hedges of purchases of these commodities. Ineffectiveness is calculated as the amount the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated OCI in the financial statements as of July 2, 2006.  The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarters ended July 2, 2006 and July 3, 2005:

	Quarters Ended
	July 2, 2006	July 3, 2005
Beginning of period unrealized gain (loss) in accumulated OCI	$15,162	$(627)
Increase (decrease) in fair value of derivatives	13,443	(505)
Gains reclassified from OCI, offsetting the price paid to suppliers	(12,953)	—
End of period unrealized gain (loss) in accumulated OCI	$15,652	$(1,132)

The amount of ineffectiveness recognized in earnings for these contracts was insignificant during the quarters ended July 2, 2006 and July 3, 2005.  ATK expects that substantially all of the unrealized gains will be realized and reported in cost of sales during the next 12 months as the cost of the commodities are included in cost of sales. Estimated and actual gains or losses will change as market prices change.

6.     Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	July 2, 2006	March 31, 2006
Employee benefits and insurance	$148,201	$147,529
Warranty	17,496	17,100
Interest	13,944	2,775
Environmental remediation	6,674	6,011
Share repurchase	—	6,147
Other	43,792	44,881
Total other accrued liabilities – current	$230,107	$224,443

Environmental remediation	$49,917	$49,584
Management deferred compensation plan	32,053	27,055
Supplemental employee retirement plan	25,151	30,819
Minority interest in joint venture	7,657	7,584
Other	1,581	1,155
Total other long-term liabilities	$116,359	$116,197

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The product warranties relate primarily to the commercial rocket motors (within the Launch Systems Group), as well as barrier systems programs (within the Mission Systems Group) on which production was completed in fiscal 2000 and which included a ten-year warranty from the date of delivery. The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter ended July 2, 2006:

Balance at March 31, 2006	$17,100
Warranties issued	484
Changes related to preexisting warranties	(88)
Balance at July 2, 2006	$17,496

7.     Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	July 2, 2006	March 31, 2006
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$236,250	$243,000
Revolving Credit Facility due 2009	75,000	—
8.50% Senior Subordinated Notes	—	2,596
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,191,250	1,125,596
Less current portion	102,000	29,596
Long-term debt	$1,089,250	$1,096,000

In fiscal 2006, ATK made a cash tender offer for any and all of its outstanding $400,000 aggregate principal amount 8.50% Senior Subordinated Notes due 2011 (the 8.50% Notes). As of March 31, 2006, $397,404 principal amount of the 8.50% Notes had been repaid by ATK at a price of 104.75% of the principal amount. ATK redeemed the remaining $2,596 principal amount during the quarter ended July 2, 2006 at a price of 104.25% of the principal amount.

In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (the 6.75% Notes) that mature on April 1, 2016. The 6.75% Notes are general unsecured obligations. Interest on the 6.75% Notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2006. ATK has the right to redeem some or all of the 6.75% Notes from time to time on or after April 1, 2011, at specified redemption prices. Prior to April 1, 2011, ATK may redeem some or all of the 6.75% Notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified makewhole premium. In addition, prior to April 1, 2009, ATK may redeem up to 35% of the aggregate principal amount of the 6.75% Notes, at a price equal to 106.75% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs related to the 6.75% Notes of approximately $8,000 are being amortized to interest expense over ten years.

ATK’s Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility), as amended in May 2005, is comprised of a Term A Loan of $236,250 and a $300,000 Revolving Credit Facility maturing in 2009.  The Term A Loan had an original balance of $270,000.  ATK made scheduled payments of $27,000 in fiscal 2006 and $6,750 in the quarter ended July 2, 2006. The Term A Loan requires quarterly principal payments of $6,750 through December 2008 and a final payment of $168,750 in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4,500 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on

ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 6.50% at July 2, 2006. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.25% at July 2, 2006. As of July 2, 2006, ATK had borrowed $75,000 against its $300,000 revolving credit facility and had outstanding letters of credit of $72,206, which reduced amounts available on the revolving facility to $152,794. ATK’s weighted average interest rate on short-term borrowings was 6.68% during the quarter ended July 2, 2006.  During fiscal 2006, ATK terminated its $100,000 notional amount interest rate swap against the Term A Loan, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense through March 2009.

In August 2004, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on the 3.00% Convertible Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of the 3.00% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 3.00% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 3.00% Convertible Notes in cash at any time on or after August 20, 2014. Holders of the 3.00% Convertible Notes may require ATK to repurchase in cash some or all of the 3.00% Convertible Notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 3.00% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 3.00% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 3.00% Convertible Notes are convertible into shares of the acquiring or surviving company. The conversion option is treated as an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and the fair value of the option was insignificant at July 2, 2006 and March 31, 2006.  These contingently issuable shares are not included in ATK’s diluted share count for the quarters ended July 2, 2006 or July 3, 2005 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $4,700 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase the 3.00% Convertible Notes.

In February 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes) that mature on February 15, 2024. Interest on the 2.75% Convertible Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2004. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the 2.75% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 2.75% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 2.75% Convertible Notes in cash at any time on or after August 20, 2009. Holders of the 2.75% Convertible Notes may require ATK to repurchase in cash some or all of the 2.75% Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 2.75% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 2.75% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. The conversion option is treated as an embedded derivative under SFAS No. 133 and the fair value of the option was insignificant at July 2, 2006 and March 31, 2006.  These contingently issuable shares are not included in ATK’s diluted share count for the quarters ended July 2, 2006 or July 3, 2005 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately

$8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the 2.75% Convertible Notes.

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

Although the $75,000 line of credit borrowings outstanding as of July 2, 2006 do not mature until 2009, ATK intends to repay the borrowings in fiscal 2007. Therefore, this amount is included as a current liability in the consolidated balance sheet and within the fiscal 2007 payments in the following schedule. The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of fiscal 2007	$95,250
Fiscal 2008	27,000
Fiscal 2009	189,000
Fiscal 2010	—
Fiscal 2011	—
Thereafter	880,000
Total payments	$1,191,250

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 63% as of July 2, 2006 and 64% as of March 31, 2006.

Net cash paid for interest totaled $4,567 in the quarter ended July 2, 2006 and $20,060 in the quarter ended July 3, 2005.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a minimum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 2, 2006, ATK was in compliance with the covenants.

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

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of July 2, 2006 or March 31, 2006.

8.              Employee Benefit Plans

	Pension Benefits Quarters Ended		Postretirement Benefits Quarters Ended
Components of Net Periodic Benefit Cost	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Service cost	$13,732	$12,200	$124	$126
Interest cost	30,343	29,325	3,174	3,539
Expected return on plan assets	(36,413)	(36,875)	(963)	(960)
Amortization of unrecognized net loss	11,521	8,975	1,302	1,643
Amortization of unrecognized prior service cost	(209)	(225)	(2,257)	(2,326)
Net periodic benefit cost	$18,974	$13,400	$1,380	$2,022

Employer Contributions.  During the quarter ended July 2, 2006, ATK contributed $311 to its qualified pension plans, $3,380 directly to retirees, and $4,633 to its other postretirement benefit (PRB) plans.  Under its current debt capacity and consistent with previous expectations, ATK anticipates making additional contributions to its qualified pension plans during fiscal 2007 of $85,500 and $16,600 to its other PRB plans.  ATK also anticipates making additional contributions of $3,200 directly to retirees.

9.     Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarters ended July 2, 2006 and July 3, 2005 represent effective tax rates of 37.9% and 29.4%, respectively.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The effective tax rate of 37.9% for the quarter ended July 2, 2006 differs from the federal statutory rate of 35% due to state income taxes and $339 of discrete tax expense, which increase the rate, and extraterritorial income (ETI) exclusion tax benefits and qualified domestic manufacturing deduction (DMD), both of which decrease the rate.

The effective income tax rate of 29.4% for the quarter ended July 3, 2005 differed from the federal statutory rate due to state income taxes, ETI benefits, DMD benefits, research and development (R&D) credits, and net discrete tax benefits of $3,011.  Of this discrete amount, $4,791 of benefit resulted from settlement of the U.S. Internal Revenue Service (IRS) audit for fiscal 2002 and 2003 and related revisions in state liabilities recorded.  In addition, $1,780 of expense was recorded to reduce fiscal 2004 and 2005 federal and state ETI benefits and R&D credits to revised estimates.

Amounts accrued for potential federal and state tax assessments totaled $25,204 and $23,386 at July 2, 2006 and March 31, 2006, respectively. The accruals relate to federal and state tax issues such as the tax benefits from the ETI exclusion, the DMD deduction, the amount of R&D tax credits claimed, and other federal and state issues.

The IRS began its examination of the fiscal 2004 and 2005 tax returns in January 2006.  ATK believes adequate provisions have been made for all outstanding issues.

Income tax payments made, net of refunds received, totaled $4,240 during the quarter ended July 2, 2006 and $6,699 for the quarter ended July 3, 2005.  The refunds received were estimated tax payments paid during the prior fiscal year.

The American Jobs Creation Act of 2004 (the 2004 Act) provides a special deduction for qualified domestic production activities and a two-year phase-out of the existing ETI exclusion tax benefit.  It also included grandfathered provisions that allowed ETI exclusion benefits to be claimed on revenue from contracts that existed as of September 17, 2003.  On May 17, 2006, the President signed the Tax Increase Prevention and Reconciliation Act of 2005 (2005 Act).  The 2005 Act repealed the grandfathered provisions of the American Jobs Creation Act of 2004 (the 2004 Act) effective for fiscal years beginning after the date of the enactment (ATK’s fiscal 2008).

Effective December 31, 2005, the R&D tax credit expired.  Congress is working on legislation to reinstate the credit.

10.  Stock-Based Compensation

ATK sponsors five stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the 1997 Employee Stock Purchase Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of July 2, 2006, ATK has authorized up to 5,691,260 common shares to be granted under these plans. Stock options are granted periodically, at the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; grants issued prior to that generally had a ten-year term. Restricted stock issued to non-employee directors and certain key employees totaled 3,000 shares during the quarter ended July 2, 2006. Restricted shares vest over periods of one to three years from the date of award. As of July 2, 2006, there were also performance awards of up to 990,639 shares reserved for key employees.  Of these shares, up to 639,339 shares will become payable only upon achievement of certain financial performance goals through fiscal 2007; 173,350 shares will become payable only upon attainment of a specified performance goal at any point through the end of fiscal 2012; and up to 177,950 shares will become payable only upon achievement of certain financial performance goals for the period fiscal 2007 through fiscal 2009.  ATK issues treasury shares upon the exercise of stock options or grant of restricted stock and payment of performance awards.

Effective April 1, 2006, ATK adopted SFAS 123(R), Share-Based Payments, and related Securities and Exchange Commission (SEC) rules included in Staff Accounting Bulletin (SAB) No. 107.  ATK adopted SFAS 123(R) on a modified prospective basis which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. Accordingly, ATK did not restate the financial information for prior fiscal periods as a result of the adoption. SFAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value. ATK will continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted.

Total pre-tax stock-based compensation expense recognized during the quarters ended July 2, 2006 and July 3, 2005 was $9,137 and $4,900, respectively. The total income tax benefit recognized in the income statement for share-based compensation for the quarters ended July 2, 2006 and July 3, 2005 was $3,353 and $1,862, respectively.  Due to the adoption of SFAS 123(R), ATK recognized incremental pre-tax stock-based compensation expense of $2,316, a decrease in net income of $1,554 ($0.04 impact on basic and diluted earnings per share), a reduction in cash flows from operating activities of $1,385 and an increase in cash flows from financing activities of $1,385 for the quarter ended July 2, 2006. Additionally, unearned compensation on non-vested restricted stock of $2,760 was reclassified to additional paid-in capital on April 1, 2006. The cumulative effect adjustment for forfeitures related to non-vested restricted stock and performance awards was not material.

Prior to fiscal 2007, ATK accounted for its stock-based plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The following table illustrates the effect on net income and earnings per share if ATK had applied the fair value recognition provisions of SFAS No. 123(R) during fiscal 2006.

Quarter Ended July 3, 2005

Net income, as reported	$37,220
Stock-based employee compensation cost included in the determination of net income as reported, net of related tax effects	3,038
Stock-based employee compensation cost determined under fair value-based method for all awards, net of related tax effects	(4,778)
Pro forma net income	$35,480

Earnings per share:
Basic—as reported	$1.01
Basic—pro forma	0.96
Diluted—as reported	0.99
Diluted—pro forma	0.94

A summary of ATK’s stock option activity is as follows:

	Quarter Ended July 2, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in 000s)

Outstanding at beginning of period	1,964,718	$54.37
Granted	18,050	78.72
Exercised	(211,689)	47.38
Forfeited/expired	(13,123)	63.08
Outstanding at end of period	1,757,956	$55.43	5.1	$97,445
Vested and expected to vest at end of period	1,745,422	$55.31	5.2	$96,540
Options exercisable at end of period	768,224	$44.93	5.0	$34,515

The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  The weighted average fair value of options granted during the quarters ended July 2, 2006 and July 3, 2005 was $28.58 and $23.46, respectively.  The following weighted average assumptions were used for grants:

	Quarters Ended
	July 2, 2006	July 3, 2005

Risk-free rate	4.9%	4.0%
Expected volatility	30.9%	30.2%
Expected dividend yield	0%	0%
Expected option life	5 years	5 years

The total intrinsic value of options exercised and cash received during the quarters ended July 2, 2006 and July 3, 2005 was $10,029 and $8,804, respectively.

The total fair value of restricted shares vested and performance awards earned during the quarters ended July 2, 2006 and July 3, 2005 was $137 and $41, respectively.  A summary of ATK’s restricted share and performance award activity is as follows:

	Quarter Ended July 2, 2006
	Shares	Weighted Average Grant Date Fair Value

Nonvested at April 1, 2006	713,736	$73.62
Granted	354,300	77.54
Canceled/forfeited	(250)	78.01
Vested	(1,901)	71.83
Nonvested at July 2, 2006	1,065,885	$74.92

As of July 2, 2006, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $47,056 and is expected to be realized over a weighted average period of 2.6 years.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.25% as of July 2, 2006 and March 31, 2006. The following is a summary of the amounts recorded for environmental remediation:

	July 2, 2006		March 31, 2006
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(66,764)	$40,055	$(67,065)	$39,772
Unamortized discount	10,173	(5,203)	11,470	(6,087)
Discounted (liability) receivable	$(56,591)	$34,852	$(55,595)	$33,685

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $56,591 discounted liability as of July 2, 2006, $6,674 was recorded within other current liabilities and $49,917 was recorded within other long-term liabilities. Of the $34,852 discounted receivable, ATK recorded $5,557 within other current assets and $29,295 within other non-current assets. As of July 2, 2006, the estimated discounted range of reasonably possible costs of environmental remediation was $56,591 to $94,954.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•                  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’s representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000 and on federal lands on or before March 31, 2005.

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

12.  Restructuring Charges

In fiscal 2004 and 2005, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005. ATK expects Army approval for the final exit from TCAAP in 2006. In connection with these restructuring and related activities, ATK recorded costs of approximately $15,000 through fiscal 2006, primarily for employee termination benefits (including $2,718 for special termination benefits for pension and other postretirement benefits (PRB) in fiscal 2005), facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition Systems Group. Approximately $9,500 was disbursed through fiscal 2006.  The liability related to these costs as of March 31, 2006 was approximately $600 (not including the $2,718 impact on the pension and other PRB plans). During the quarter ended July 2, 2006, no additional expense was recorded and a majority of the $600 liability was paid, effectively completing this restructuring and the related activity.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV. In connection with this move, ATK recorded costs of approximately $9,800 during fiscal 2005 and fiscal 2006 related primarily to employee termination benefits, relocation, and accelerated depreciation. These costs were recorded within cost of sales in the Mission Systems Group. Approximately $6,500 was disbursed during fiscal 2006 and cash of $1,400 was received from the sale of the Janesville facility.  The liability related to these costs as of March 31, 2006 was approximately $400. During the quarter ended July 2, 2006, approximately $50 was disbursed and no additional costs were recorded. The liability as of July 2, 2006 was approximately $350. ATK expects to incur minimal additional costs for this restructuring activity.

13.  Stock Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100,000.  During the quarter ended July 2, 2006, ATK made no share repurchases.   During July 2006, ATK repurchased 800,000 shares for $62,501.

14.  Operating Segment Information

Effective April 1, 2006, ATK realigned its business operations.  As a result of this realignment, ATK renamed its ATK Thiokol segment to Launch Systems Group and its Ammunition segment to Ammunition Systems Group, and consolidated the Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research segments into a new segment, Mission Systems

Group. Following this realignment, ATK has three segments:  Mission Systems Group, Ammunition Systems Group, and Launch Systems Group.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer.

•                  The Mission Systems Group operates in four distinct market areas: Weapons Systems, Aerospace Systems, Space Systems, and Technical Services.  In Weapons Systems, the Group develops and produces directly to government customers advanced missile systems, precision-guided munitions, speed-of-light weapons, soldier weapon systems, mine warfare systems, and large-caliber ammunition.  It is also a significant subcontractor to other weapons prime contractors, supplying tactical and hypersonic propulsion systems, warheads, fuzes, and missile defense divert and control systems.  In Aerospace Systems, the Group has prime contract roles on a variety of electronic warfare and aircraft integration contracts; it also develops products for aircraft primes, including precision-engineered low-observable structural components, high-temperature engine components, and high-performance radomes and apertures.  In Space Systems, the Group primarily supports space primes, classified customers, and other parts of ATK, developing and producing solar arrays, antenna reflectors, optical platforms, bus structures, launch structures, rocket motor casing, satellite pressurant and liquid propellant tanks, and in-space propulsion systems. In Technical Services, the Group supports government and industry customers with high-end technical services and engineering support in a wide variety of technical disciplines, including RF technology and testing, signal processing, optics, remote sensing, system survivability, and microelectronics.

•                  The Ammunition Systems Group supplies small-caliber military ammunition, medium-caliber ammunition, medium-caliber gun systems, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition accessories.

•                  The Launch Systems Group is a provider of launch systems and solid propellant rocket motors for human access to space (NASA’s Space Shuttle and ARES I Crew Launch Vehicle), land- and sea-based strategic missiles, commercial and government space launch vehicles, advanced high speed weapons, and missile defense interceptors. The Group also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials and structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

The following summarizes ATK’s results by operating segment:

	Quarters Ended
	July 2, 2006	July 3, 2005
Sales to external customers:
Mission Systems Group	$270,862	$272,947
Ammunition Systems Group	286,934	247,005
Launch Systems Group	264,622	237,040
Total external sales	822,418	756,992
Intercompany sales:
Mission Systems Group	20,764	20,117
Ammunition Systems Group	5,156	3,739
Launch Systems Group	4,492	1,734
Corporate	(30,412)	(25,590)
Total intercompany sales	—	—
Total sales	$822,418	$756,992

Income before interest, income taxes, and minority interest:
Mission Systems Group	$27,106	$21,985
Ammunition Systems Group	19,820	20,514
Launch Systems Group	37,646	32,551
Corporate	(5,194)	(4,869)
Total income before interest, income taxes, and minority interest	$79,378	$70,181

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

•                  supply, availability, and costs of raw materials and components,

•                  development of key technologies and retention of a qualified workforce,

•                  fires or explosions at any of ATK’s facilities,

•                  environmental rules and regulations, noncompliance with which may expose ATK to adverse consequences,

•                  actual pension asset returns and assumptions regarding future returns, discount rates, and service costs, and pension funding,

•                  greater risk associated with international business, including trading restrictions,

•                  unanticipated changes in the tax provision, tax rules or pronouncements, or exposure to additional tax liabilities,

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

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. We undertake no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Item 1A, Risk Factors, of ATK’s fiscal 2006 Annual Report on Form 10-K. Additional information regarding these factors may be contained in ATK’s filings with the Securities and Exchange Commission, especially on Forms 8-K.

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

•                  The Mission Systems Group, which generated 33% of ATK’s external sales in the quarter ended July 2, 2006, operates in four distinct market areas: Weapons Systems, Aerospace Systems, Space Systems, and Technical Services.  In Weapons Systems, the Group develops and produces directly to government customers advanced missile systems, precision-guided munitions, speed-of-light weapons, soldier weapon systems, mine warfare systems, and large-caliber ammunition.  It is also a significant subcontractor to other weapons prime contractors, supplying tactical and hypersonic propulsion systems, warheads, fuzes, and missile defense divert and control systems.  In Aerospace Systems, the Group has prime contract roles on a variety of electronic warfare and aircraft integration contracts; it also develops products for aircraft primes, including precision-engineered low-observable structural components, high-temperature engine components, and high-performance radomes and apertures.  In Space Systems, the Group primarily supports space primes, classified customers, and other parts of ATK, developing and producing solar arrays, antenna reflectors, optical platforms, bus structures, launch structures, rocket motor casing, satellite pressurant and liquid propellant tanks, and in-space propulsion systems. In Technical Services, the Group supports government and industry customers with high-end technical services and engineering support in a wide variety of technical disciplines, including RF technology and testing, signal processing, optics, remote sensing, system survivability, and microelectronics.

•                  The Ammunition Systems Group, which generated 35% of ATK’s external sales in the quarter ended July 2, 2006, supplies small-caliber military ammunition, medium-caliber ammunition, medium-caliber gun systems, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition accessories.

•                  The Launch Systems Group, which generated 32% of ATK’s external sales in the quarter ended July 2, 2006, is a provider of launch systems and solid propellant rocket motors for human access to space (NASA’s Space Shuttle and ARES I Crew Launch Vehicle), land- and sea-based strategic missiles, commercial and government space launch vehicles, advanced high speed weapons, and missile defense interceptors. The Group also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials and structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

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

In January 2004, President Bush announced a new vision for space exploration, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The new program anticipates that the Space Shuttle will be retired from service as early as 2010, to be replaced by a new spacecraft and supporting exploration launch systems. On September 19, 2005, NASA announced the results of its architecture study from which NASA chose the shuttle-derived option for its new launch system due to its superior safety, cost and its availability. NASA’s current plan includes an upgraded five-segment Shuttle Solid Rocket Booster as the first stage for its new Apollo-style Crew Launch Vehicle (CLV) and two five-segment Shuttle Solid Rocket Boosters as the initial thrust for its Heavy Lift Launch Vehicle (HLLV) for the future NASA launch systems. A contract has been received from NASA for ATK to begin development of the first stage of the CLV.

ATK management believes that the key to ATK’s continued success is to focus on performance, simplicity, and affordability, and that ATK’s future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures on procurement and research and development accounts mount. ATK will concentrate on developing the “faster, farther, more accurate, and more lethal” systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks. ATK’s transformational weapons such as AARGM, PGMM and PGK are aimed squarely at this growing market. At the same time, ATK believes it is on the leading edge of technologies essential to “generation after next” weapons and platforms - advanced sensor/seeker integration, directed energy, high-speed, long-range projectiles, thermal-resistant materials, reactive materials, and scramjet engines are examples.

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2006 (fiscal 2006). The accounting policies used in preparing ATK’s interim fiscal 2007 consolidated financial statements are the same as those described in ATK’s Annual Report, except as described in this report in Note 2, New Accounting Pronouncements, to the unaudited consolidated financial statements.

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

ATK believes its critical accounting policies are those related to:

•                  revenue recognition,

•                  environmental remediation and compliance,

•                  employee benefit plans,

•                  income taxes, and

•                  acquisitions and goodwill.

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s fiscal 2006 Annual Report on Form 10-K.

NASA Space Shuttle and Space Exploration Contracts

ATK is the sole manufacturer of the RSRM for NASA’s Space Shuttle. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred. The RSRM program represented 12% of ATK’s total sales in the quarter ended July 2, 2006.

The Space Shuttle returned to flight after temporary suspension of Space Shuttle flights following the February 1, 2003 Columbia failure.  A second launch occurred July 4, 2006 with the next flight scheduled for August 2006. In addition to ATK’s future role in the CLV and HLLV discussed above, ATK has also been selected to provide Space Shuttle Booster Separation Motors, which likely will be used for the HLLV, and has developed and provided a repair system for the Orbiter Wing Leading Edge.

Results of Operations

Sales

The following is a summary of each operating segment’s external sales:

	Quarters Ended
	July 2, 2006	July 3, 2005	$ Change	% Change

Mission Systems Group	$270,862	$272,947	$(2,085)	(0.7)%
Ammunition Systems Group	286,934	247,005	39,929	16.2%
Launch Systems Group	264,622	237,040	27,582	11.6%
Total sales	$822,418	$756,992	$65,426	8.6%

The increase in sales was due to organic growth in many of the existing businesses.

Mission Systems Group.  Sales were driven by a decrease in precision munitions of $7,500 due to timing of program milestones and a $6,200 decrease in barrier systems due to program completions, offset by an increase of $10,300 in fuzes and proximity sensors due to increased production upon completing the move of the fuze production operations, and an increase of $5,800 in missile systems due to successful completion of the critical design review (CDR) on the Advanced Anti-Radiation Guided Missile (AARGM).

Ammunition Systems Group.  The increase in sales was driven by:

•                  an increase of $18,500 in civil ammunition due to stronger domestic, law enforcement, and government sales,

•                  a $7,500 increase in nitrocellulose and TNT sales,

•                  a $6,400 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements, and

•                  an increase in medium caliber ammunition primarily due to $4,000 increase in 20mm ammunition which was not in production in the prior year period.

Launch Systems Group.  The increase in sales was due to:

•                  a $21,000 increase on the Minuteman III Propulsion Replacement program mainly due to the timing of material purchases,

•                  a $12,400 increase in flares and decoys as well as the Trident II Missile program and related technology contracts, and

•                  an increase of $6,300 on the Crew Launch Vehicle (CLV), which is a new program.

These increases were partially offset by a reduction of $9,900 due to the timing of material purchases for RSRM and a $3,800 reduction due to the near completion of the repair system for the Space Shuttle Orbiter Wing Leading Edge.

Gross Profit

	Quarters Ended
	July 2, 2006	As a % of Sales	July 3, 2005	As a % of Sales	Change

Gross profit	$151,358	18.4%	$133,403	17.6%	$17,955

The increase in gross profit was driven by higher sales along with improved margins primarily within the Mission Systems Group, as discussed below.

Operating Expenses

	Quarters Ended
	July 2, 2006	As a % of Sales	July 3, 2005	As a % of Sales	Change

Research and development	$11,657	1.4%	$9,881	1.3%	$1,776
Selling	24,798	3.0%	17,976	2.4%	6,822
General and administrative	35,525	4.3%	35,365	4.7%	160
Total	$71,980	8.8%	$63,222	8.4%	$8,758

Operating expenses increased primarily due to higher selling expenses consistent with higher sales.  Selling expenses within the Mission Systems Group also increased due to increasing program proposal efforts.  Research and development costs increased due to higher discretionary spending, primarily within the Launch Systems Group.

Income Before Interest, Income Taxes, and Minority Interest

	Quarters Ended
	July 2, 2006	July 3, 2005	Change

Mission Systems Group	$27,106	$21,985	$5,121
Ammunition Systems Group	19,820	20,514	(694)
Launch Systems Group	37,646	32,551	5,095
Corporate	(5,194)	(4,869)	(325)
Total	$79,378	$70,181	$9,197

The increase in income before interest, income taxes, and minority interest was due to higher sales along with program-related changes within the operating segments as described below.

Mission Systems Group.  The increase relates to improved margins on tank ammunition programs, an award fee tied to a successful flight intercept test on SM-3, increased production in fuzes and proximity sensors, and the absence of a fuze restructure charge that was included in the prior year period.

Ammunition Systems Group.  The decrease relates to a margin decline in the TNT program as a result of start up costs, offset by higher sales, as discussed above.

Launch Systems Group.  The increase was mainly due to the increased volume for the Minuteman III Propulsion Replacement program, as well as flares and decoys.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, expense recognized for stock options, and the elimination of intercompany profits.

Interest Expense

Net interest expense for the quarter ended July 2, 2006 was $16,632, an improvement of $711 compared to $17,343 in the comparable quarter of fiscal 2006 primarily due to a slight decrease in the average outstanding debt balance.

Income Tax Provision

	Quarters Ended
	July 2, 2006	Effective Rate	July 3, 2005	Effective Rate	Change

Income tax provision	$23,800	37.9%	$15,509	29.4%	$8,291

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarters ended July 2, 2006 and July 3, 2005 represent effective tax rates of 37.9% and 29.4%, respectively.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The effective tax rate of 37.9% for the quarter ended July 2, 2006 differs from the federal statutory rate of 35% due to state income taxes and $339 of discrete tax expense, which increase the rate, and extraterritorial income (ETI) exclusion tax benefits and qualified domestic manufacturing deduction (DMD), both of which decrease the rate.

The effective income tax rate of 29.4% for the quarter ended July 3, 2005 differed from the federal statutory rate due to state income taxes, ETI benefits, DMD benefits, research and development (R&D) credits, and net discrete tax benefits of $3,011.  Of this discrete amount, $4,791 of benefit resulted from settlement of the U.S. Internal Revenue Service (IRS) audit for fiscal 2002 and 2003 and related revisions in state liabilities recorded.  In addition, $1,780 of expense was recorded to reduce fiscal 2004 and 2005 federal and state ETI benefits and R&D credits to revised estimates.

The IRS began its examination of the fiscal 2004 and 2005 tax returns in January 2006.  ATK believes adequate provisions have been made for all outstanding issues.

Minority Interest

The minority interest in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

Net Income

Net income for the quarter ended July 2, 2006 was $38,873, an increase of $1,653 compared to $37,220 in the comparable quarter of fiscal 2006. This increase was due to increases in gross profit of $17,955 and a reduction in interest expense of $711, partially offset by increased operating expenses of $8,758 and income tax expense of $8,291.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Quarters Ended
	July 2, 2006	July 3, 2005	Change

Cash flows (used for) provided by operating activities	$(1,539)	$7,280	$(8,819)
Cash flows used for investing activities	(18,390)	(6,610)	(11,780)
Cash flows provided by (used for) financing activities	22,382	(5,507)	27,889
Net cash flows	$2,453	$(4,837)	$7,290

Cash used for operating activities for the quarter ended July 2, 2006 totaled $1,539, compared to $7,280 provided in the comparable period of the prior year primarily due to:

•                  a $24,980 increase in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) primarily due to a significant decrease in the amount of customer advances received in the quarter ended July 2, 2006 compared to the prior year period, offset by lower payments made on accounts payable as a result of timing, and

•                  an increase of $10,249 in cash used for compensation due to higher performance-based payments.

Partially offsetting these items was a decrease in cash paid for interest of $15,493 as the prior-year period included $17,000 of interest on the 8.50% Notes, which ATK repurchased through a tender offer in the fourth quarter of fiscal 2006.

Cash used for investing activities totaled $18,390, an increase of $11,780 compared to $6,610 used in the comparable period of the prior year primarily as a result of capital expenditures made at the end of fiscal 2006, but paid during the quarter ended July 2, 2006. ATK expects fiscal 2007 capital expenditures to approximate $75,000.

Cash provided by financing activities totaled $22,382, compared to $5,507 used in the comparable period of the prior year.  Payments on debt decreased $263,957, partially offset by a $195,000 decrease in proceeds from the issuance of debt and line of credit borrowings.  The decrease in cash overdrafts was $50,117 compared to an increase in the prior quarter of $11,856.  Cash paid for the purchase of treasury shares decreased $18,842.

Postretirement Benefit Plans Contributions.  During the quarter ended July 2, 2006, ATK contributed $311 to its qualified pension plans, $3,380 directly to retirees, and $4,633 to its other postretirement benefit (PRB) plans. Under its current debt capacity and consistent with previous expectations, ATK anticipates making additional contributions to its qualified pension plans during fiscal 2007 of $85,500 and $16,600 to its other PRB plans.  ATK also anticipates making additional contributions of $3,200 directly to retirees.

ATK typically generates cash flows from operating activities in excess of its commitments. ATK has several opportunities for capital deployment, which may include debt repayments, stock repurchases, pension funding, funding acquisitions, and other alternatives.

Debt

Long-term debt, including the current portion, consisted of the following:

	July 2, 2006	March 31, 2006
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$236,250	$243,000
Revolving Credit Facility due 2009	75,000	—
8.50% Senior Subordinated Notes	—	2,596
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,191,250	1,125,596
Less current portion	102,000	29,596
Long-term debt	$1,089,250	$1,096,000

In fiscal 2006, ATK made a cash tender offer for any and all of its outstanding $400,000 aggregate principal amount 8.50% Senior Subordinated Notes due 2011 (the 8.50% Notes). As of March 31, 2006, $397,404 principal amount of the 8.50% Notes had been repaid by ATK at a price of 104.75% of the principal amount. ATK redeemed the remaining $2,596 principal amount during the quarter ended July 2, 2006 at a price of 104.25% of the principal amount.

In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (the 6.75% Notes) that mature on April 1, 2016. The 6.75% Notes are general unsecured obligations. Interest on the 6.75% Notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2006. ATK has the right to redeem some or all of the 6.75% Notes from time to time on or after April 1, 2011, at specified redemption prices. Prior to April 1, 2011, ATK may redeem some or all of the 6.75% Notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified makewhole premium. In addition, prior to April 1, 2009, ATK may redeem up to 35% of the aggregate principal amount of the 6.75% Notes, at a price equal to 106.75% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs related to the 6.75% Notes of approximately $8,000 are being amortized to interest expense over ten years.

ATK’s Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility), as amended in May 2005, is comprised of a Term A Loan of $236,250 and a $300,000 Revolving Credit Facility maturing in 2009.  The Term A Loan had an original balance of $270,000.  ATK made scheduled payments of $27,000 in fiscal 2006 and $6,750 in the quarter ended July 2, 2006. The Term A Loan requires quarterly principal payments of $6,750 through December 2008 and a final payment of $168,750 in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4,500 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior

Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 6.50% at July 2, 2006. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.25% at July 2, 2006. As of July 2, 2006, ATK had borrowed $75,000 against its $300,000 revolving credit facility and had outstanding letters of credit of $72,206, which reduced amounts available on the revolving facility to $152,794. ATK’s weighted average interest rate on short-term borrowings was 6.68% during the quarter ended July 2, 2006.  During fiscal 2006, ATK terminated its $100,000 notional amount interest rate swap against the Term A Loan, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense through March 2009.

In August 2004, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on the 3.00% Convertible Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of the 3.00% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 3.00% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 3.00% Convertible Notes in cash at any time on or after August 20, 2014. Holders of the 3.00% Convertible Notes may require ATK to repurchase in cash some or all of the 3.00% Convertible Notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 3.00% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 3.00% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 3.00% Convertible Notes are convertible into shares of the acquiring or surviving company. The conversion option is treated as an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and the fair value of the option was insignificant at July 2, 2006 and March 31, 2006.  These contingently issuable shares are not included in ATK’s diluted share count for the quarters ended July 2, 2006 or July 3, 2005 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $4,700 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase the 3.00% Convertible Notes.

In February 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes) that mature on February 15, 2024. Interest on the 2.75% Convertible Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2004. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of the 2.75% Convertible Notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the 2.75% Convertible Notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. ATK may redeem some or all of the 2.75% Convertible Notes in cash at any time on or after August 20, 2009. Holders of the 2.75% Convertible Notes may require ATK to repurchase in cash some or all of the 2.75% Convertible Notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls the 2.75% Convertible Notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of the 2.75% Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. The conversion option is treated as an embedded derivative under SFAS No. 133, and the fair value of the option was insignificant at July 2, 2006 and March 31, 2006.  These contingently issuable shares are not included in ATK’s diluted share count for the quarters ended July 2, 2006 or

July 3, 2005 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase the 2.75% Convertible Notes.

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

Although the $75,000 line of credit borrowings outstanding as of July 2, 2006 do not mature until 2009, ATK intends to repay the borrowings in fiscal 2007. Therefore, this amount is included as a current liability in the consolidated balance sheet and within the fiscal 2007 payments in the following schedule. The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of fiscal 2007	$95,250
Fiscal 2008	27,000
Fiscal 2009	189,000
Fiscal 2010	—
Fiscal 2011	—
Thereafter	880,000
Total payments	$1,191,250

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a minimum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 2, 2006, ATK was in compliance with the covenants.

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

Shelf Registration.  On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time.  As of July 2, 2006, ATK has the capacity to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.
Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of July 2, 2006 or March 31, 2006.

Commodity Forward Contracts

ATK uses derivatives to hedge certain commodity price risks. As of July 2, 2006, ATK had forward contracts for copper, zinc, and lead through February 2007 that had a combined fair value of $15,683. The contracts essentially establish a fixed price for the underlying commodities and have been designated and qualify as effective cash flow hedges of purchases of these commodities. Ineffectiveness is calculated as the amount the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases. The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated other comprehensive (loss) income (OCI) in the financial statements as of July 2, 2006.  The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarters ended July 2, 2006 and July 3, 2005:

	Quarters Ended
	July 2, 2006	July 3, 2005
Beginning of period unrealized gain (loss) in accumulated OCI	$15,162	$(627)
Increase (decrease) in fair value of derivatives	13,443	(505)
Gains reclassified from OCI, offsetting the price paid to suppliers	(12,953)	—
End of period unrealized gain (loss) in accumulated OCI	$15,652	$(1,132)

The amount of ineffectiveness recognized in earnings for these contracts was insignificant during the quarters ended July 2, 2006 and July 3, 2005.  ATK expects that substantially all of the unrealized gains will be realized and reported in cost of sales during the next twelve months as the cost of the commodities are included in cost of sales. Estimated and actual gains or losses will change as market prices change.

Share Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100,000.  ATK made no share repurchases during the quarter ended July 2, 2006.  During July 2006, ATK repurchased 800,000 shares for $62,501.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.25% as of July 2, 2006 and March 31, 2006. The following is a summary of the amounts recorded for environmental remediation:

	July 2, 2006		March 31, 2006
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(66,764)	$40,055	$(67,065)	$39,772
Unamortized discount	10,173	(5,203)	11,470	(6,087)
Discounted (liability) receivable	$(56,591)	$34,852	$(55,595)	$33,685

As of July 2, 2006, the estimated discounted range of reasonably possible costs of environmental remediation was $56,591 to $94,954.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•                  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’s representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000 and on federal lands on or before March 31, 2005.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

With respect to purchases of commodities, ATK is subject to commodity price risk, including the price of copper, which has reached record highs.  If ATK is unable to mitigate any increased costs, ATK’s future results of operations and cash flows could be materially impacted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in ATK’s market risk during the quarter ended July 2, 2006. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

As of July 2, 2006, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the quarter ended July 2, 2006, there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

PART II–OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS

While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of ATK’s fiscal 2006 Form 10-K describes some of the risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results and future prospects. ATK does not believe that there have been any material changes to the risk factors previously disclosed in the fiscal 2006 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
April 1 – April 30	—	—	—
May 1 – May 28	—	—	—
May 29 – July 2	—	—	—
Fiscal quarter ended July 2, 2006	—	—	—	3,684,896

(1)        On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100 million.  During the quarter ended July 2, 2006, ATK made no share repurchases.  As of July 2, 2006, there were 3,684,896 remaining shares authorized to be repurchased. During July 2006, ATK repurchased 800,000 shares for $62.5 million.

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
10.1

Alliant Techsystems Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2005, and as amended effective April 5, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K dated April 5, 2006).

10.2	Amendment No. 1 to Amended and Restated Non-Employee Director Restricted Stock Plan effective May 2, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K dated May 2, 2006).
10.3	Description of non-employee directors’ cash and equity compensation (incorporated by reference to Item 1.01 of Form 8-K dated May 2, 2006).
31.1	Rule 13a-14a Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: August 7, 2006	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)