Form 10-Q
period 2006-10-01
ALLIANT TECHSYSTEMS INC
filed 2006-11-13
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

As of October 29, 2006, 32,932,211 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	QUARTERS ENDED		SIX MONTHS ENDED
(In thousands except per share data)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Sales	$833,055	$772,092	$1,655,473	$1,529,084
Cost of sales	672,852	621,647	1,343,912	1,245,236
Gross profit	160,203	150,445	311,561	283,848
Operating expenses:
Research and development	13,894	14,196	25,551	24,077
Selling	22,657	19,309	47,455	37,285
General and administrative	41,733	38,676	77,258	74,041
Total operating expenses	78,284	72,181	150,264	135,403
Income before interest, income taxes, and minority interest	81,919	78,264	161,297	148,445
Interest expense	(17,851)	(17,044)	(34,686)	(34,514)
Interest income	341	241	544	368
Income before income taxes and minority interest	64,409	61,461	127,155	114,299
Income tax provision	24,337	21,207	48,137	36,716
Income before minority interest	40,072	40,254	79,018	77,583
Minority interest, net of income taxes	145	102	218	211
Net income	$39,927	$40,152	$78,800	$77,372

Earnings per common share:
Basic	$1.17	$1.08	$2.27	$2.09
Diluted	1.15	1.07	2.24	2.06

Weighted-average number of common shares outstanding:
Basic	34,187	37,027	34,767	37,026
Diluted	34,612	37,646	35,196	37,625

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands except share data)	October 1, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,614	$9,090
Net receivables	728,445	738,909
Net inventories	184,416	139,876
Deferred income tax assets	86,088	77,848
Other current assets	43,069	53,728
Total current assets	1,054,632	1,019,451
Net property, plant, and equipment	447,859	453,958
Goodwill	1,163,186	1,163,186
Prepaid and intangible pension assets	78,771	82,254
Deferred charges and other non-current assets	184,172	183,131
Total assets	$2,928,620	$2,901,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$2,099	$63,036
Current portion of long-term debt	27,000	29,596
Line of credit borrowings	37,000	—
Accounts payable	172,056	165,955
Contract advances and allowances	67,782	49,667
Accrued compensation	95,439	114,537
Accrued income taxes	—	23,710
Other accrued liabilities	164,153	224,443
Total current liabilities	565,529	670,944
Long-term debt	1,382,500	1,096,000
Deferred income tax liabilities	78,829	2,909
Postretirement and postemployment benefits liability	173,396	175,314
Minimum pension liability	104,934	212,258
Other long-term liabilities	116,410	116,197
Total liabilities	2,421,598	2,273,622
Contingencies (Note 12)
Common stock - $.01 par value
Authorized — 90,000,000 shares
Issued and outstanding 32,918,140 shares at October 1, 2006 and 35,207,335 at March 31, 2006	329	352
Additional paid-in-capital	459,556	472,861
Retained earnings	1,007,321	928,521
Unearned compensation	—	(2,760)
Accumulated other comprehensive loss	(339,535)	(333,136)
Common stock in treasury, at cost, 8,636,921 shares held at October 1, 2006 and 6,347,726 shares held at March 31, 2006	(620,649)	(437,480)
Total stockholders’ equity	507,022	628,358
Total liabilities and stockholders’ equity	$2,928,620	$2,901,980

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
(In thousands)	October 1, 2006	October 2, 2005
Operating activities
Net income	$78,800	$77,372
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	34,066	34,137
Amortization of intangible assets	4,218	4,362
Amortization of deferred financing costs	1,630	1,937
Deferred income taxes	70,976	6,762
(Gain) loss on disposal of property	(84)	266
Minority interest, net of income taxes	218	211
Share-based plans expense	18,310	10,183
Excess tax benefits from share-based plans	(2,049)	—
Changes in assets and liabilities:
Net receivables	10,464	16,814
Net inventories	(44,540)	(20,227)
Accounts payable	12,887	(60,292)
Contract advances and allowances	18,115	13,244
Accrued compensation	(18,243)	(8,471)
Accrued income taxes	(24,858)	36,318
Pension and other postretirement benefits	(180,253)	(9,604)
Other assets and liabilities	25,276	13,339
Cash provided by operating activities	4,933	116,351
Investing activities
Capital expenditures	(35,569)	(20,430)
Proceeds from the disposition of property, plant, and equipment	510	1,371
Cash used for investing activities	(35,059)	(19,059)
Financing activities
Change in cash overdrafts	(60,937)	(6,092)
Net borrowings on line of credit	37,000	—
Payments made on bank debt	(13,500)	(280,053)
Payments made to extinguish debt	(2,596)	—
Proceeds from issuance of long-term debt	300,000	270,000
Purchase of call options	(50,850)	—
Sale of warrants	23,220	—
Payments made for debt issue costs	(6,344)	(699)
Net purchase of treasury shares	(208,027)	(69,908)
Proceeds from employee stock compensation plans	13,635	14,508
Excess tax benefits from share-based plans	2,049	—
Cash provided by (used for) financing activities	33,650	(72,244)
Increase in cash and cash equivalents	3,524	25,048
Cash and cash equivalents - beginning of period	9,090	12,772
Cash and cash equivalents - end of period	$12,614	$37,820

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$3,022	$1,342

See Notes to the Consolidated Financial Statements.

Alliant Techsystems Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Quarter Ended October 1, 2006

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (fiscal 2006). Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of October 1, 2006, and its results of operations and cash flows for the quarters and six months ended October 1, 2006 and October 2, 2005.

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

2.     New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the statement of financial position and requires recognition of changes in the funded status in the year in which the changes occur through comprehensive income. These provisions are applicable as of the end of the first fiscal year ending after December 15, 2006 (ATK’s fiscal 2007). SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the year-end statement of financial position.  This provision is applicable for fiscal years ending after December 15, 2008 (ATK’s fiscal 2009).  ATK is evaluating the impact the adoption of SFAS No. 158 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 (ATK’s fiscal 2009). ATK is evaluating the impact the adoption of SFAS No. 157 will have on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and  measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax  return.  ATK must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is applicable for fiscal years beginning after December 15, 2006 (ATK’s fiscal 2008).  The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on April 1, 2007. ATK is evaluating the impact the adoption of FIN 48 will have on its financial statements.

Effective April 1, 2006, ATK adopted SFAS 123(R), Share-Based Payments, and related Securities and Exchange Commission (SEC) rules included in Staff Accounting Bulletin (SAB) No. 107.  ATK adopted SFAS 123(R) on a modified prospective basis, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. SFAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value.  See Note 11.

3.     Goodwill and Other Intangible Assets

The carrying amount of goodwill by operating segment as of October 1, 2006 and March 31, 2006 was as follows:

	October 1, 2006	March 31, 2006
Mission Systems Group	$534,450	$534,450
Ammunition Systems Group	171,337	171,337
Launch Systems Group	457,399	457,399
Total	$1,163,186	$1,163,186

No acquisitions or adjustments were made during the quarter or six months ended October 1, 2006.

Included in deferred charges and other non-current assets as of October 1, 2006 are other intangible assets of $87,973, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite. Also included in deferred charges and other non-current assets as of October 1, 2006 and March 31, 2006 are amortizing intangible assets, as follows:

	October 1, 2006			March 31, 2006
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$19,944	$(14,880)	$5,064	$19,944	$(11,827)	$8,117
Customer relationships	27,109	(5,978)	21,131	27,109	(4,813)	22,296
Total	$47,053	$(20,858)	$26,195	$47,053	$(16,640)	$30,413

These assets are being amortized over their estimated useful lives, which range from two to 12 years. Amortization expense for the quarter and six months ended October 1, 2006 was $2,175 and $4,218, respectively.  Amortization expense for the quarter and six months ended October 2, 2005 was $2,184 and $4,362, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2007	$2,703
Fiscal 2008	5,303
Fiscal 2009	2,988
Fiscal 2010	2,266
Fiscal 2011	2,263
Thereafter	10,672
Total	$26,195

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

4.     Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards during each period presented, which, if exercised or earned, would dilute EPS.  In computing EPS for the quarters and six months ended October 1, 2006 and October 2, 2005, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Basic shares outstanding	34,187	37,027	34,767	37,026
Dilutive effect of stock options	425	619	429	599
Diluted shares outstanding	34,612	37,646	35,196	37,625

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	39	4	45	10

Contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes, as discussed in Note 8, are not included in diluted EPS because ATK’s average stock price was below the conversion price during the quarters and six months ended October 1, 2006 and October 2, 2005.  The Warrants, as discussed in Note 8, are not included in diluted EPS as ATK’s average stock price during the quarter and six months ended October 1, 2006 did not exceed $116.75.  The Call Options, also discussed in Note 8, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

5.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and six months ended October 1, 2006 and October 2, 2005 were as follows:

	Quarters Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income	$39,927	$40,152	$78,800	$77,372
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $4,852, $(3,659), $4,571, and $(3,601), respectively	(7,203)	5,971	(6,786)	5,876
Change in fair value of available-for-sale securities, net of income taxes of $(142), $(211), $(261), and $(347), respectively	211	345	387	566
Total other comprehensive (loss) income	(6,992)	6,316	(6,399)	6,442
Total comprehensive income	$32,935	$46,468	$72,401	$83,814

The components of accumulated OCI, net of income taxes, are as follows:

	October 1, 2006	March 31, 2006
Derivatives	$546	$7,332
Minimum pension liability	(340,747)	(340,747)
Available-for-sale securities	666	279
Total accumulated other comprehensive loss	$(339,535)	$(333,136)

Commodity Forward Contracts

ATK uses derivatives to hedge certain commodity price risks. As of October 1, 2006, ATK had forward contracts for copper and zinc through February 2007 that had a combined fair value of $3,389. The contracts essentially establish a fixed price for the underlying commodities and have been designated and qualify as effective cash flow hedges of purchases of these commodities. Ineffectiveness is calculated as the amount the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated OCI in the financial statements as of October 1, 2006.  The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarters and six months ended October 1, 2006 and October 2, 2005:

	Quarters Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Beginning of period unrealized gain (loss) in accumulated OCI	$15,652	$(1,132)	$15,162	$(627)
Increase in fair value of derivatives	1,476	8,541	14,919	8,036
Gains reclassified from OCI, offsetting the price paid to suppliers	(13,739)	(650)	(26,692)	(650)
End of period unrealized gain in accumulated OCI	$3,389	$6,759	$3,389	$6,759

The amount of ineffectiveness recognized in earnings for these contracts was insignificant during the quarters and six months ended October 1, 2006 and October 2, 2005.  ATK expects that substantially all of the unrealized gains will be realized and reported in cost of sales during the next 12 months as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

6.     Inventories

Inventories consist of the following:

	October 1, 2006	March 31, 2006
Raw materials	$62,234	$40,282
Work in process	40,603	35,415
Finished goods	32,284	33,184
Contracts in progress	49,295	30,995
Net inventories	$184,416	$139,876

7.     Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	October 1, 2006	March 31, 2006
Employee benefits and insurance	$73,677	$147,529
Warranty	15,379	17,100
Interest	17,418	2,775
Environmental remediation	7,750	6,011
Share repurchase	—	6,147
Other	49,929	44,881
Total other accrued liabilities — current	$164,153	$224,443

Environmental remediation	$50,479	$49,584
Management nonqualified deferred compensation plan	32,449	27,055
Supplemental employee retirement plan	24,840	30,819
Minority interest in joint venture	7,803	7,584
Other	839	1,155
Total other long-term liabilities	$116,410	$116,197

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The product warranties relate primarily to the commercial rocket motors (within the Launch Systems Group). The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter and six months ended October 1, 2006:

Balance at March 31, 2006	$17,100
Warranties issued	484
Changes related to preexisting warranties	(88)
Balance at July 2, 2006	17,496
Warranties issued	492
Payments made	(109)
Changes related to preexisting warranties	(2,500)
Balance at October 1, 2006	$15,379

8.     Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	October 1, 2006	March 31, 2006
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$229,500	$243,000
Revolving Credit Facility due 2009	37,000	—
8.50% Senior Subordinated Notes	—	2,596
2.75% Convertible Senior Subordinated Notes due 2011	300,000	—
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,446,500	1,125,596
Less current portion	64,000	29,596
Long-term debt	$1,382,500	$1,096,000

In September 2006, ATK completed a private offering of $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year, beginning on March 15, 2007. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51) under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2006, if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. ATK has agreed to register these notes for resale by the holders of the notes within 180 days after the closing of the offering; if the notes are not registered within the 180 days, ATK would be assessed additional interest of up to 0.50% of the principal amount.  These contingently issuable shares are not included in ATK’s diluted share count for the quarter or six months ended October 1, 2006 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs are expected to be approximately $8,000, which will be amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK purchased, at a cost of $50,850, call options (the Call Options) on its common stock. The Call Options, which become exercisable upon conversion of the related convertible notes, allow ATK to purchase approximately 3.1 million shares of ATK’s common stock and/or cash from the counterparty at an amount equal to the amount of common stock and/or cash related to the excess conversion value that ATK would pay to the holders of the related convertible notes upon conversion. For income tax reporting purposes, the related convertible notes and the Call Options are integrated. This creates an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options will be accounted for as interest expense over the term of the convertible notes for income tax reporting purposes. The associated income tax benefits will be recognized in the period in which the deduction is taken for income tax reporting purposes as an increase in additional paid-in capital (APIC) in stockholders’ equity. In addition, ATK sold warrants (the Warrants) to issue approximately 3.3 million shares of ATK’s common stock at an exercise price of $116.75 per share. The proceeds from the sale of the Warrants totaled $23,220. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, ATK recorded the net cost of the Call Options and the Warrants of $27,630 in APIC and will not recognize any changes in the fair value of the instruments. On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of ATK’s common stock in the event that the 2.75% Convertible Notes due 2011 are converted by effectively increasing the conversion price of these notes from $96.51 to $116.75. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The Warrants will result in additional diluted shares outstanding if ATK’s average common stock price exceeds $116.75.  The Call Options and the Warrants are separate and legally distinct instruments that bind ATK and the counterparty and have no binding effect on the holders of the convertible notes.

In fiscal 2006, ATK made a cash tender offer for any and all of its outstanding $400,000 aggregate principal amount 8.50% Senior Subordinated Notes due 2011 (the 8.50% Notes). As of March 31, 2006, $397,404 principal amount of these notes had been repaid by ATK at a price of 104.75% of the principal amount. ATK redeemed the remaining $2,596 principal amount during the first quarter of fiscal 2007 at a price of 104.25% of the principal amount.

In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (the 6.75% Notes) that mature on April 1, 2016. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2006. ATK has the right to redeem some or all of these notes from time to time on or after April 1, 2011, at specified redemption prices. Prior to April 1, 2011, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified makewhole premium. In addition, prior to April 1, 2009, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.75% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs related to these notes of approximately $8,000 are being amortized to interest expense over ten years.

ATK’s Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility), as amended in fiscal 2006, is comprised of a Term A Loan of $229,500 and a $300,000 Revolving Credit Facility maturing in 2009.  The Term A Loan had an original balance of $270,000.  ATK made scheduled payments of $27,000 in fiscal 2006 and $13,500 in the six months ended October 1, 2006. The Term A Loan requires quarterly principal payments of $6,750 through December 2008 and a final payment of $168,750 in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4,500 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 6.63% at October 1, 2006. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.25% at October 1, 2006. As of October 1, 2006, ATK had borrowed $37,000 against its $300,000 revolving credit facility and had outstanding letters of credit of $75,813, which reduced amounts available on the revolving facility to $187,187. ATK’s weighted average interest rate on short-term borrowings was 7.17% during the quarter ended October 1, 2006.  During fiscal 2006, ATK terminated its $100,000 notional amount interest rate swap against the Term A Loan, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense through March 2009.

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at October 1, 2006 and March 31, 2006.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in ATK’s diluted share count for the quarters or six months ended October 1, 2006 or October 2, 2005 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $4,700 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase these notes.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at October 1, 2006 and March 31, 2006.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares are not included in ATK’s diluted share count for the quarters or six months ended October 1, 2006 or October 2, 2005 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase these notes.

The 3.00% Convertible Notes, the 2.75% Convertible Notes due 2024, the 2.75% Convertible Notes due 2011, and the 6.75% Notes rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK’s domestic subsidiaries. Subsidiaries of ATK other than the subsidiary guarantors are minor. All of these guarantor subsidiaries are 100% owned by ATK. The parent company has no independent assets or operations, as defined by SEC Regulation S-X Rule 3-10.  These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2007	$50,500
Fiscal 2008	27,000
Fiscal 2009	189,000
Fiscal 2010	—
Fiscal 2011	—
Thereafter	1,180,000
Total payments	$1,446,500

Although the $37,000 revolving credit facility borrowings outstanding as of October 1, 2006, do not mature until 2009, ATK intends to repay the borrowings in fiscal 2007. Therefore, this amount is included in the fiscal 2007 payments in the schedule above.

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 74% as of October 1, 2006 and 64% as of March 31, 2006.

Net cash paid for interest totaled $17,835 in the six months ended October 1, 2006 and $31,282 in the six months ended October 2, 2005.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a minimum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of October 1, 2006, ATK was in compliance with the covenants.

ATK has limited amortization requirements under the Senior Credit Facility over the next few years. ATK’s other debt service requirements consist principally of interest expense on its long-term debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances, as discussed above. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of October 1, 2006 or March 31, 2006.

9.     Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Service cost	$14,364	$12,194	$28,096	$24,394
Interest cost	31,741	29,309	62,084	58,634
Expected return on plan assets	(40,599)	(36,855)	(77,012)	(73,730)
Amortization of unrecognized net loss	12,051	8,970	23,572	17,945
Amortization of unrecognized prior service cost	(219)	(225)	(428)	(450)
Net periodic benefit cost	$17,338	$13,393	$36,312	$26,793

	Postretirement Benefits
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Service cost	$124	$125	$248	$251
Interest cost	3,174	3,500	6,348	7,039
Expected return on plan assets	(963)	(950)	(1,926)	(1,910)
Amortization of unrecognized net loss	1,302	1,625	2,604	3,268
Amortization of unrecognized prior service cost	(2,257)	(2,300)	(4,514)	(4,626)
Net periodic benefit cost	$1,380	$2,000	$2,760	$4,022

Employer Contributions.  During the six months ended October 1, 2006, ATK contributed $212,271 to its qualified pension plans, $5,437 directly to retirees, and $8,895 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions to its qualified pension plans during fiscal 2007 of $173,500 and $8,900 to its other PRB plans.  ATK also anticipates making additional contributions of $1,400 directly to retirees.

10.  Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarter and six months ended October 1, 2006 represent effective tax rates of 37.8% and 37.9%, respectively.  The income tax provisions for the quarter and six months ended October 2, 2005 represent effective tax rates of 34.5% and 32.1%, respectively.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The effective tax rate of 37.9% for the six months ended October 1, 2006 differs from the federal statutory rate of 35% due to state income taxes and $1,662 of discrete tax expense, which increase the rate, and extraterritorial income (ETI) exclusion tax benefits and qualified domestic manufacturing deduction (DMD), both of which decrease the rate.  Of the $1,662 discrete tax expense, $764 of expense was to adjust the fiscal 2006 tax provision amounts to the returns as filed, $563 of expense was to adjust the deferred tax balances due to an internal legal entity reorganization and $335 of expense was for other miscellaneous adjustments.

The effective tax rate of 32.1% for the six months ended October 2, 2005 differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and ETI benefits, DMD benefits, research and development (R&D) tax credits and $3,357 of net discrete tax benefits, which all decrease the rate.  Of the $3,357 in net discrete tax benefits, $5,020 of benefit resulted from the settlement of the U.S. Internal Revenue Service (IRS) audit for fiscal 2002 and 2003 and related revisions in state liabilities, $1,354 of expense was to adjust the fiscal 2005 tax provision amounts to the returns as filed and $309 of expense was for other miscellaneous adjustments.

Amounts accrued for potential federal and state tax assessments total $28,014 and $23,386 at October 1, 2006 and March 31, 2006, respectively. The accruals relate to federal and state tax issues such as the tax benefits from the ETI exclusion, the DMD deduction, the amount of R&D tax credits claimed, and other federal and state issues.

The IRS began its examination of the fiscal 2004 and 2005 tax returns in January 2006.  The IRS subsequently decided to also include fiscal 2006 in its examination.  To the extent ATK were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, ATK’s tax provision in a given financial statement period may be materially impacted.

Net income tax payments totaled $2,020 during the six months ended October 1, 2006 and net income tax refunds totaled $6,361 for the six months ended October 2, 2005.  The refunds received were estimated tax payments paid during the prior fiscal year.

On May 17, 2006, the President signed the Tax Increase Prevention and Reconciliation Act of 2005, which repealed the ETI, grandfathered provisions of the American Jobs Creation Act of 2004 effective for fiscal years beginning after the date of the enactment.  As a result, fiscal 2007 will be the final year for recognizing ETI benefits.

The federal R&D tax credit expired effective December 31, 2005.  Congress is working on legislation to reinstate the credit.  No federal R&D credit has been recorded in fiscal 2007 earnings through October 1, 2006.

11.  Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of October 1, 2006, ATK has authorized up to 5,603,926 common shares to be granted under these plans. Stock options are granted periodically, at the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; grants issued prior to that generally had a ten-year term. Restricted stock issued to non-employee directors and certain key employees totaled 15,721 shares during the six months ended October 1, 2006. Restricted shares vest over periods of one to five years from the date of award. As of October 1, 2006, there were also performance awards of up to 1,001,343 shares reserved for key employees.  Of these shares, up to 639,339 shares will become payable only upon achievement of certain financial performance goals through fiscal 2007; 177,470 shares will become payable only upon attainment of a specified performance goal at any point through the end of fiscal 2012; and up to 184,534 shares will become payable only upon achievement of certain financial performance goals for the period fiscal 2007 through fiscal 2009.  ATK issues treasury shares upon the exercise of stock options or grant of restricted stock and payment of performance awards.

Effective April 1, 2006, ATK adopted SFAS 123(R), Share-Based Payments, and related Securities and Exchange Commission (SEC) rules included in Staff Accounting Bulletin (SAB) No. 107.  ATK adopted SFAS 123(R) on a modified prospective basis, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. Accordingly, ATK did not restate the financial information for prior fiscal periods as a result of the adoption. SFAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value. ATK will continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted.

Total pre-tax stock-based compensation expense recognized during the quarter and six months ended October 1, 2006 was $9,173 and $18,310, respectively.  Total pre-tax stock-based compensation expense recognized during the quarter and six months ended October 2, 2005 was $5,283 and $10,183, respectively. The total income tax benefit recognized in the income statement for share-based compensation for the quarter and six months ended October 1, 2006 was $3,563 and $6,916, respectively.  The total income tax benefit recognized in the income statement for share-based compensation for the quarter and six months ended October 2, 2005 was $2,010 and $3,872, respectively. Due to the adoption of SFAS 123(R), ATK recognized incremental pre-tax stock-based compensation expense for options of $1,661 and $3,757, a decrease in net income of $992 ($0.03 impact on basic and diluted earnings per share) and $2,371 ($0.07 impact on basic and diluted earnings per share), respectively, during the quarter and six months ended October 1, 2006.  Also as a result of the adoption of SFAS 123(R), ATK realized lower pre-tax stock-based compensation expense on its performance awards granted prior to adoption of $2,032 and $2,254, a benefit to net income of $1,259 ($0.04 impact on basic and diluted earnings per share) and $1,398 ($0.04 impact on basic and diluted earnings per share) respectively, during the quarter and six months ended October 1, 2006.  ATK also realized a reduction in cash flows from operating activities and an increase in cash flows from financing activities of $2,049 for the six months ended October 1, 2006. Additionally, unearned compensation on non-vested restricted stock of $2,760 was reclassified to additional paid-in capital on April 1, 2006. The cumulative effect adjustment for forfeitures related to non-vested restricted stock and performance awards was not material.

Prior to fiscal 2007, ATK accounted for its stock-based plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The following table illustrates the effect on net income and earnings per share if ATK had applied the fair value recognition provisions of SFAS No. 123(R) during fiscal 2006.

	Quarter Ended	Six Months Ended
	October 2, 2005	October 2, 2005

Net income, as reported	$40,152	$77,372
Stock-based employee compensation cost included in the determination of net income as reported, net of related tax effects	3,273	6,311
Stock-based employee compensation cost determined under fair value-based method for all awards, net of related tax effects	(4,881)	(9,659)
Pro forma net income	$38,544	$74,024

Earnings per share:
Basic—as reported	$1.08	$2.09
Basic—pro forma	1.04	2.00
Diluted—as reported	1.07	2.06
Diluted—pro forma	1.02	1.97

A summary of ATK’s stock option activity is as follows:

	Six Months Ended October 1, 2006
	Shares	WeightedAverage Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in 000s)

Outstanding at beginning of period	1,964,718	$54.37
Granted	18,050	78.72
Exercised	(257,580)	45.64
Forfeited/expired	(21,092)	63.52
Outstanding at end of period	1,704,096	$55.87	4.9	$95,210
Vested and expected to vest at end of period	1,687,962	$55.78	4.9	$94,153
Options exercisable at end of period	725,766	$45.43	4.8	$32,970

The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  There were no options granted during the quarter ended October 1, 2006.  The weighted average fair value of options granted during the six months ended October 1,

2006 was $28.58.  The weighted average fair value of options granted during the quarter and six months ended October 2, 2005 was $25.33 and $23.58, respectively.   The following weighted average assumptions were used for grants:

	Six Months Ended
	October 1, 2006	October 2, 2005

Risk-free rate	4.9%	4.0%
Expected volatility	30.9%	30.2%
Expected dividend yield	0%	0%
Expected option life	5 years	5 years

The total intrinsic value of options exercised and cash received during the six months ended October 1, 2006 and October 2, 2005 was $11,755 and $10,370, respectively.

The total fair value of restricted shares vested and performance awards earned during the quarters ended October 1, 2006 and October 2, 2005 was $906 and $337, respectively.  The total fair value of restricted shares vested and performance awards earned during the six months ended October 1, 2006 and October 2, 2005 was $1,043 and $378, respectively.  A summary of ATK’s restricted share and performance award activity is as follows:

	Six Months Ended October 1, 2006
	Shares	Weighted Average Grant Date Fair Value

Nonvested at April 1, 2006	713,736	$73.62
Granted	377,725	77.69
Canceled/forfeited	(550)	75.40
Vested	(17,535)	59.49
Nonvested at October 1, 2006	1,073,376	$75.18

As of October 1, 2006, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $40,624 and is expected to be realized over a weighted average period of 2.7 years.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.00% as of October 1, 2006 and 3.25% as of March 31, 2006. The decrease in the rate during the six months ended October 1, 2006 resulted in additional expense of approximately $300.  The following is a summary of the amounts recorded for environmental remediation:

	October 1, 2006		March 31, 2006
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(67,514)	$41,222	$(67,065)	$39,772
Unamortized discount	9,285	(5,031)	11,470	(6,087)
Discounted (liability) receivable	$(58,229)	$36,191	$(55,595)	$33,685

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $58,229 discounted liability as of October 1, 2006, $7,750 was recorded within other current liabilities and $50,479 was recorded within other long-term liabilities. Of the $36,191 discounted receivable, ATK recorded $5,880 within other current assets and $30,311 within other non-current assets. As of October 1, 2006, the estimated discounted range of reasonably possible costs of environmental remediation was $58,229 to $96,715.

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

13.  Restructuring Charges

In fiscal 2004 and 2005, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005. In connection with these restructuring and related activities, ATK recorded costs of approximately $15,000 through fiscal 2006, primarily for employee termination benefits (including $2,718 for special termination benefits for pension and other postretirement benefits (PRB) in fiscal 2005), facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition Systems Group. Approximately $9,500 was disbursed through fiscal 2006.  The liability related to these costs as of March 31, 2006 was approximately $600 (not including the $2,718 impact on the pension and other PRB plans). During the six months ended October 1, 2006, no additional expense was recorded and a majority of the $600 liability was paid.  In September 2006, ATK received Army approval of the final accounting and closure for property accountability at TCAAP, which closes out the TCAAP restructure.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV. In connection with this move, ATK recorded costs of approximately $9,800 during fiscal 2005 and fiscal 2006 related primarily to employee termination benefits, relocation, and accelerated depreciation. These costs were recorded within cost of sales in the Mission Systems Group. Approximately $6,500 was disbursed during fiscal 2006 and cash of $1,400 was received from the sale of the Janesville facility.  The liability related to these costs as of March 31, 2006 was approximately $400. During the six months ended October 1, 2006, approximately $80 was disbursed and no additional costs were recorded. The liability as of October 1, 2006 was approximately $320. ATK expects to incur minimal additional costs for this restructuring activity.

14.  Stock Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100,000.  During the quarter and six months ended October 1, 2006, ATK repurchased 2,585,200 shares for $201,880.

15.  Operating Segment Information

Effective April 1, 2006, ATK realigned its business operations.  As a result of this realignment, ATK changed the name of its ATK Thiokol segment to Launch Systems Group and changed the name of its Ammunition segment to Ammunition Systems Group, and consolidated the Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research segments into a new segment, Mission Systems Group. In addition, a program was transferred from the Mission Systems Group to the Launch Systems Group as of April 1, 2006.  Following this realignment, ATK has three segments:  Mission Systems Group, Ammunition Systems Group, and Launch Systems Group.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer.

•      The Mission Systems Group (MSG) operates in four areas: Weapons Systems, Aerospace Systems, Space Systems, and Technical Services.

•      In the Weapons Systems area, MSG develops and produces advanced missile systems, precision-guided munitions, speed-of-light weapons, soldier weapon systems, barrier systems, and large-caliber ammunition for the U.S. government or its allies; and is also a significant subcontractor to other prime contractors, supplying tactical and hypersonic propulsion systems, warheads, fuzes, and missile defense divert and control systems.

•      In the Aerospace Systems area, MSG is a prime contractor on a variety of electronic warfare and aircraft integration contracts and also develops products for other prime contractors, including precision-engineered low-observable structural components, high-temperature engine components, and high-performance radomes and apertures.

•      In the Space Systems area, MSG primarily supports other prime contractors, classified customers, and other parts of ATK, developing and producing solar arrays, antenna reflectors, optical platforms, bus structures, launch structures, rocket motor casing, satellite pressurant and liquid propellant tanks, and in-space propulsion systems.

•      In the Technical Services area, MSG supports government and prime contractor customers with high-end technical services and engineering support in a wide variety of technical disciplines, including radio frequency technology and testing, signal processing, optics, remote sensing, system survivability, and microelectronics.

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

The military small-caliber ammunition contract, which is reported within the Ammunition Systems Group, contributed approximately 14% of total external sales during the six months ended October 1, 2006 and October 2, 2005. ATK’s contract with NASA for the Reusable Solid Rocket Motors (RSRM) for the Space Shuttle, which is reported within the Launch Systems Group, represented approximately 12% and 14% of total external sales during the six months ended October 1, 2006 and October 2, 2005, respectively.

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Sales to external customers:
Mission Systems Group	$288,166	$270,415	$559,028	$543,362
Ammunition Systems Group	282,653	252,009	569,587	499,014
Launch Systems Group	262,236	249,668	526,858	486,708
Total external sales	833,055	772,092	1,655,473	1,529,084
Intercompany sales:
Mission Systems Group	24,211	21,585	44,975	41,702
Ammunition Systems Group	4,625	2,082	9,781	5,821
Launch Systems Group	4,293	2,154	8,785	3,888
Corporate	(33,129)	(25,821)	(63,541)	(51,411)
Total intercompany sales	—	—	—	—
Total sales	$833,055	$772,092	$1,655,473	$1,529,084

Income before interest, income taxes, and minority interest:
Mission Systems Group	$26,385	$21,346	$53,491	$43,331
Ammunition Systems Group	26,194	23,873	46,014	44,387
Launch Systems Group	35,427	36,744	73,073	67,446
Corporate	(6,087)	(3,699)	(11,281)	(6,719)
Total income before interest, income taxes, and minority interest	$81,919	$78,264	$161,297	$148,445

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

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. We undertake no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Additional information regarding these factors may be contained in ATK’s filings with the Securities and Exchange Commission, especially on Forms 8-K.

Overview

ATK is a supplier of aerospace and defense products to the U.S. Government, U.S. allies, and major prime contractors. ATK is also a supplier of ammunition to federal and local law enforcement agencies and commercial markets. ATK is headquartered in Edina, Minnesota and has operating locations throughout the United States.

Effective April 1, 2006, ATK realigned its business operations.  As a result of this realignment, ATK changed the name of its ATK Thiokol segment to Launch Systems Group and changed the name of its Ammunition segment to Ammunition Systems Group, and consolidated the Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research segments into a new segment, Mission Systems Group. In addition, a program was transferred from the Mission Systems Group to the Launch Systems Group as of April 1, 2006.  Following this realignment, ATK has three segments:  Mission Systems Group, Ammunition Systems Group, and Launch Systems Group.

•      The Mission Systems Group (MSG), which generated 34% of ATK’s external sales in the six months ended October 1, 2006, operates in four areas: Weapons Systems, Aerospace Systems, Space Systems, and Technical Services.

•      In the Weapons Systems area, MSG develops and produces advanced missile systems, precision-guided munitions, speed-of-light weapons, soldier weapon systems, barrier systems, and large-caliber ammunition for the U.S. government or its allies; and is also a significant subcontractor to other prime contractors, supplying tactical and hypersonic propulsion systems, warheads, fuzes, and missile defense divert and control systems.

•      In the Aerospace Systems area, MSG is a prime contractor on a variety of electronic warfare and aircraft integration contracts; and also develops products for other prime contractors, including precision-engineered low-observable structural components, high-temperature engine components, and high-performance radomes and apertures.

•      In the Space Systems area, MSG primarily supports other prime contractors, classified customers, and other parts of ATK, developing and producing solar arrays, antenna reflectors, optical platforms, bus structures, launch structures, rocket motor casing, satellite pressurant and liquid propellant tanks, and in-space propulsion systems.

•      In the Technical Services area, MSG supports government and prime contractor customers with high-end technical services and engineering support in a wide variety of technical disciplines, including radio frequency technology and testing, signal processing, optics, remote sensing, system survivability, and microelectronics.

•      The Ammunition Systems Group, which generated 34% of ATK’s external sales in the six months ended October 1, 2006, supplies small-caliber military ammunition, medium-caliber ammunition, medium-caliber gun systems, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition accessories.

•      The Launch Systems Group, which generated 32% of ATK’s external sales in the six months ended October 1, 2006, is a provider of launch systems and solid propellant rocket motors for human access to space (NASA’s Space Shuttle and ARES I Crew Launch Vehicle), land- and sea-based strategic missiles, commercial and government space launch vehicles, advanced high speed weapons, and missile defense interceptors. The Group also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials and structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

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

In January 2004, President Bush announced a new vision for space exploration, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The new program anticipates that the Space Shuttle will be retired from service as early as 2010, to be replaced by a new spacecraft and supporting exploration launch systems. On September 19, 2005, NASA announced the results of its architecture study from which NASA chose the shuttle-derived option for its new launch system due to its superior safety, cost and its availability. NASA’s current plan includes an upgraded five-segment Shuttle Solid Rocket Booster as the first stage for its new Apollo-style Crew Launch Vehicle, known as ARES I, and two five-segment Shuttle Solid Rocket Boosters as the initial thrust for its Heavy Lift Launch Vehicle (HLLV), known as ARES V, for the future NASA launch systems. A contract has been received from NASA for ATK to begin development of the first stage of ARES I.

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

ATK believes its critical accounting policies are those related to:

•      revenue recognition,

•      environmental remediation and compliance,

•      employee benefit plans,

•      income taxes, and

•      acquisitions and goodwill.

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

NASA Space Shuttle and Space Exploration Contracts

ATK is the sole manufacturer of the Reusable Solid Rocket Motors (RSRM) for NASA’s Space Shuttle. ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007. ATK recognizes sales on the RSRM contract as costs are incurred.

The Space Shuttle returned to flight after temporary suspension of Space Shuttle flights following the February 1, 2003 Columbia failure.  Shuttle flights have now resumed and are expected to continue through 2010. In addition to ATK’s future role in ARES I and ARES V discussed above, ATK has also been selected to provide Space Shuttle Booster Separation Motors, which likely will be used for ARES V, and has developed and provided a repair system for the Orbiter Wing Leading Edge.

Results of Operations

Sales

The military small-caliber ammunition contract, which is reported within the Ammunition Systems Group, contributed approximately 14% of total external sales during the six months ended October 1, 2006 and October 2, 2005. The RSRM program, which is reported within the Launch Systems Group, represented approximately 12% and 14% of total external sales during the six months ended October 1, 2006 and October 2, 2005, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended				Six Months Ended
	October 1, 2006	October 2, 2005	$ Change	% Change	October 1, 2006	October 2, 2005	$ Change	% Change

Mission Systems Group	$288,166	$270,415	$17,751	6.6%	$559,028	$543,362	$15,666	2.9%
Ammunition Systems Group	282,653	252,009	30,644	12.2%	569,587	499,014	70,573	14.1%
Launch Systems Group	262,236	249,668	12,568	5.0%	526,858	486,708	40,150	8.2%
Total external sales	$833,055	$772,092	$60,963	7.9%	$1,655,473	$1,529,084	$126,389	8.3%

The increase in sales was due to organic growth in many of the existing businesses.

Quarter.

Mission Systems Group.  The increase in sales was driven by:

•      an increase of $8,600 in electronic warfare sales, specifically higher volume on the AAR-47 missile warning system,

•      an increase of $8,100 in tank ammunition tactical programs, specifically due to increased production on M829A3 and M830A1,

•      an increase of $7,800 due to the timing of Maritime Patrol aircraft sales, and

•      an increase of $7,300 in tactical rocket motors due to the timing of production on various programs.

These increases were partially offset by a decrease in precision munitions of $8,900 due to timing of program efforts.

Ammunition Systems Group.  The increase in sales was driven by:

•      an increase of $14,900 in civil ammunition due to an increase in volume of domestic, law enforcement, and government sales,

•      a $10,000 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements, and

•      an increase of $4,800 in propellants, including the MK-90 program and other energetic materials.

Launch Systems Group.  The increase in sales was due to an increase of $13,500 on NASA’s new Crew Launch Vehicle, ARES I as discussed above, along with a $5,400 increase in the Trident II Missile program and related technology contracts.  These increases were partially offset by a $4,400 reduction in the Orion program as a result of overlapping contracts in the second quarter of fiscal 2006 that created higher sales in that period.

Six Months.

Mission Systems Group.  The increase in sales was driven by:

•      an increase of $11,800 in electronic warfare sales, specifically higher volume on the AAR-47 missile warning system,

•      an overall increase of $10,900 in tank ammunition, specifically the M829A3 and M830A1 tactical programs, partially offset by a reduction in sales of training rounds primarily due to the XM1002 contract due to timing,

•      an increase of $10,300 in fuzes and proximity sensors due to increased production upon completing the move of the fuze production operations,

•      an increase of $9,200 due to the timing of Maritime Patrol aircraft sales,

•      an increase of $8,000 in aircraft structures due to two new programs, ATG Javelin and GEnx fan case assembly, along with Joint Strike Fighter moving to production during the period,

•      an increase of $6,200 in missile systems due to successful completion of the critical design review (CDR) on the Advanced Anti-Radiation Guided Missile (AARGM) as well as a new AARGM contract with Italy, and

•      an increase of $3,900 in missile defense primarily due to a successful flight intercept test on the SM-3 program.

These increases were partially offset by:

•      a decrease in precision munitions of $14,000 due to timing of program effort,

•      an $11,200 decrease in engineering services due to lower orders, and

•      a $9,000 decrease due to timing as a result of a delay in receiving the order on the GPS II satellite program.

Ammunition Systems Group.  The increase in sales was driven by:

•      an increase of $33,400 in civil ammunition due to an increase in volume of domestic, law enforcement, and government sales,

•      a $15,000 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements,

•      an increase of $11,700 in sales of propellants and energetics, including TNT, and

•      a $3,900 increase in medium caliber gun sales.

Launch Systems Group.  The increase in sales was due to:

•      a $21,100 increase on the Minuteman III Propulsion Replacement program mainly due to the timing of material purchases,

•      an increase of 19,800 on ARES I, which is a new program, and

•      a $15,200 increase in Trident II Missile program and related technology contracts as well as an increase in demand for flares and decoys.

These increases were partially offset by a reduction of $7,000 due to the timing of material purchases for RSRM, a reduction of $5,300 due to the completion of launch support on the Titan IV program, as well as $4,800 reduction due to the completion of the repair system for the Space Shuttle Orbiter Wing Leading Edge.

Gross Profit

	Quarters Ended					Six Months Ended
	October 1, 2006	As a % of Sales	October 2, 2005	As a % of Sales	Change	October 1, 2006	As a % of Sales	October 2, 2005	As a % of Sales	Change

Gross profit	$160,203	19.2%	$150,445	19.5%	$9,758	$311,561	18.8%	$283,848	18.6%	$27,713

Quarter.  The increase in gross profit was driven by higher sales along with improved margins, primarily within the Mission Systems Group due to the absence of a fuze restructure charge, and within the Ammunition Systems Group due to a shift within medium-caliber systems to higher margin products.

Six Months.  The increase in gross profit was driven by higher sales along with improved margins, primarily within the Mission Systems Group, as discussed below.

Operating Expenses

	Quarters Ended					Six Months Ended
	October 1, 2006	As a % of Sales	October 2, 2005	As a % of Sales	Change	October 1, 2006	As a % of Sales	October 2, 2005	As a % of Sales	Change

Research and development	$13,894	1.7%	$14,196	1.8%	$(302)	$25,551	1.5%	$24,077	1.6%	$1,474
Selling	22,657	2.7%	19,309	2.5%	3,348	47,455	2.9%	37,285	2.4%	10,170
General and administrative	41,733	5.0%	38,676	5.0%	3,057	77,258	4.7%	74,041	4.8%	3,217
Total	$78,284	9.4%	$72,181	9.3%	$6,103	$150,264	9.1%	$135,403	8.9%	$14,861

Quarter.

Operating expenses increased primarily due to higher general and administrative expenses as a result of increased headcount to support increasing sales as well as stock option expense of $1,661.  Selling expenses also increased consistent with higher sales and program proposal efforts.

Six Months.

Operating expenses increased primarily due to higher selling expenses due to higher sales and increasing program proposal efforts.  General and administrative expenses also increased as a result of increased headcount to support increasing sales as well as stock option expense of $3,757.

Income Before Interest, Income Taxes, and Minority Interest

	Quarters Ended			Six Months Ended
	October 1, 2006	October 2, 2005	Change	October 1, 2006	October 2, 2005	Change

Mission Systems Group	$26,385	$21,346	$5,039	$53,491	$43,331	$10,160
Ammunition Systems Group	26,194	23,873	2,321	46,014	44,387	1,627
Launch Systems Group	35,427	36,744	(1,317)	73,073	67,446	5,627
Corporate	(6,087)	(3,699)	(2,388)	(11,281)	(6,719)	(4,562)
Total	$81,919	$78,264	$3,655	$161,297	$148,445	$12,852

The increase in income before interest, income taxes, and minority interest was due to higher sales along with program-related changes within the operating segments as described below.

Quarter.

Mission Systems Group.  The increase relates to higher sales and improved margins on electronic warfare programs, specifically the AAR-47 missile warning system, along with the absence of a fuze restructure charge that was included in the prior year period.

Ammunition Systems Group.  The increase relates to higher sales, including higher medium-caliber gun sales, which have higher margins, and the lack of lower margin programs within medium-caliber ammunition that were closed out in the same period of fiscal 2006.

Launch Systems Group.  The decrease was mainly due to a reduction in sales and margins on ordnance programs as well as lower sales on the Orion program, as discussed above, partially offset by increased volume and favorable contract performance on strategic programs.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters and the elimination of intercompany profits.  The increase is primarily due to the recognition of stock option expense during fiscal 2007.

Six Months.

Mission Systems Group.  The increase relates to the absence of a fuze restructure charge that was included in the prior year period, an award fee tied to a successful flight intercept test on SM-3, and higher sales and improved margins on electronic warfare programs, as discussed above.

Ammunition Systems Group. The increase relates to higher sales, including higher medium-caliber gun sales, which have higher margins, and the lack of lower margin programs within medium-caliber ammunition that were closed out in the same period of fiscal 2006.  These increases were partially offset by a margin decline in the TNT program as a result of start up costs.

Launch Systems Group.  The increase was mainly due to increased volume and favorable contract performance on strategic programs, partially offset by lower sales on the Orion program, as discussed above.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters and the elimination of intercompany profits.  The increase is primarily due to the recognition of stock option expense during fiscal 2007.

Interest Expense

Quarter.

Net interest expense for the quarter ended October 1, 2006 was $17,510, an increase of $707 compared to $16,803 in the comparable quarter of fiscal 2006 primarily due to an increase in the average outstanding debt balance.

Six Months.

Net interest expense for the six months ended October 1, 2006 was $34,142, a slight improvement compared to $34,146 in the comparable six months of fiscal 2006 due to a lower average borrowing rate offset by an increase in the average outstanding debt balance.

Income Tax Provision

	Quarters Ended					Six Months Ended
	October 1, 2006	Effective Rate	October 2, 2005	Effective Rate	Change	October 1, 2006	Effective Rate	October 2, 2005	Effective Rate	Change

Income tax provision	$24,337	37.8%	$21,207	34.5%	$3,130	$48,137	37.9%	$36,716	32.1%	$11,421

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarter and six months ended October 1, 2006 represent effective tax rates of 37.8% and 37.9%, respectively.  The income tax provisions for the quarter and six months ended October 2, 2005 represent effective tax rates of 34.5% and 32.1%, respectively.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The effective tax rate of 37.9% for the six months ended October 1, 2006 differs from the federal statutory rate of 35% due to state income taxes and $1,662 of discrete tax expense, which increase the rate, and extraterritorial income (ETI) exclusion tax benefits and qualified domestic manufacturing deduction (DMD), both of which decrease the rate.  Of the $1,662 discrete tax expense, $764 of expense was to adjust the fiscal 2006 tax provision amounts to the returns as filed, $563 of expense was to adjust the deferred tax balances due to an internal legal entity reorganization and $335 of expense was for other miscellaneous adjustments.

The effective tax rate of 32.1% for the six months ended October 2, 2005 differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and ETI benefits, DMD benefits, research and development (R&D) tax credits and $3,357 of net discrete tax benefits, which all decrease the rate.  Of the $3,357 in net discrete tax benefits, $5,020 of benefit resulted from the settlement of the U.S. Internal Revenue Service (IRS) audit for fiscal 2002 and 2003 and related revisions in state liabilities, $1,354 of expense was to adjust the fiscal 2005 tax provision amounts to the returns as filed and $309 of expense was for other miscellaneous adjustments.

Minority Interest

The minority interest in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

Net Income

Quarter.

Net income for the quarter ended October 1, 2006 was $39,927, a decrease of $225 compared to $40,152 in the comparable quarter of fiscal 2006. This decrease was due to an increase in operating expenses of $6,103, an increase in income tax expense of $3,130, and an increase in net interest expense of $707, partially offset by increases in gross profit of $9,758.

Six Months.

Net income for the six months ended October 1, 2006 was $78,800, an increase of $1,428 compared to $77,372 in the comparable six months of fiscal 2006. This increase was due to increases in gross profit of $27,713, partially offset by increased operating expenses of $14,861 and income tax expense of $11,421.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended
	October 1, 2006	October 2, 2005	Change

Cash flows provided by operating activities	$4,933	$116,351	$(111,418)
Cash flows used for investing activities	(35,059)	(19,059)	(16,000)
Cash flows provided by (used for) financing activities	33,650	(72,244)	105,894
Net cash flows	$3,524	$25,048	$(21,524)

Cash provided by operating activities for the six months ended October 1, 2006 totaled $4,933, compared to $116,351 in the comparable period of the prior year primarily due to an increase in pension contributions of $190,616 and an increase in cash used for compensation of $9,772 due to higher performance-based payments.

These increases were partially offset by a $47,387 decrease in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) primarily due to higher accounts payable as a result of increased sales and timing of payments to vendors partially offset by higher inventory levels on higher production along with increased material costs, and a $13,447 decrease in cash paid for interest as the prior-year period included $17,000 of interest on the 8.50% Notes, which ATK repurchased through a tender offer in the fourth quarter of fiscal 2006.

Cash used for investing activities totaled $35,059, an increase of $16,000 compared to $19,059 used in the comparable period of the prior year primarily as a result of capital expenditures made at the end of fiscal 2006, but paid during the six months ended October 1, 2006. ATK expects fiscal 2007 capital expenditures to approximate $75,000.

Cash provided by financing activities totaled $33,650, compared to $72,244 used in the comparable period of the prior year.  Payments on debt decreased $263,957 along with a $67,000 increase in proceeds from the issuance of debt and line of credit borrowings.  In connection with the issuance of its 2.75% Convertible Senior Subordinated Notes due 2011, ATK purchased call options for $50,850 and sold warrants for $23,220, as discussed below.  Cash paid for debt issuance costs also increased by $5,645 as a result of the issuance of these notes.  The decrease in cash overdrafts was $60,937 compared to a decrease in the prior period of $6,092 due to the timing of payments.  Cash paid for the purchase of treasury shares increased $138,119.

Postretirement Benefit Plans Contributions

During the six months ended October 1, 2006, ATK contributed $212,271 to its qualified pension plans, $5,437 directly to retirees, and $8,895 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions to its qualified pension plans during fiscal 2007 of $173,500 through cash generated from operations and borrowings on its Revolving Credit Facility, as well as contributions of $8,900 to its other PRB plans.  ATK also anticipates making additional contributions of $1,400 directly to retirees.

ATK typically generates cash flows from operating activities in excess of its commitments. ATK has several opportunities for capital deployment, which may include debt repayments, stock repurchases, pension funding, funding acquisitions, and other alternatives.

Debt

Long-term debt, including the current portion, consisted of the following:

	October 1, 2006	March 31, 2006
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$229,500	$243,000
Revolving Credit Facility due 2009	37,000	—
8.50% Senior Subordinated Notes	—	2,596
2.75% Convertible Senior Subordinated Notes due 2011	300,000	—
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,446,500	1,125,596
Less current portion	64,000	29,596
Long-term debt	$1,382,500	$1,096,000

In September 2006, ATK completed a private offering of $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year, beginning on March 15, 2007. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51) under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2006, if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. ATK has agreed to register these notes for resale by the holders of the notes within 180 days after the closing of the offering; if the notes are not registered within the 180 days, ATK would be assessed additional interest of up to 0.50% of the principal amount. These contingently issuable shares are not included in ATK’s diluted share count for the quarter or six months ended October 1, 2006 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs are expected to be approximately $8,000, which will be amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK purchased, at a cost of $50,850, call options (the Call Options) on its common stock. The Call Options, which become exercisable upon conversion of the related convertible notes, allow ATK to purchase approximately 3.1 million shares of ATK’s common stock and/or cash from the counterparty at an amount equal to the amount of common stock and/or cash related to the excess conversion value that ATK would pay to the holders of the related convertible notes upon conversion. For income tax reporting purposes, the related convertible notes and the Call Options are integrated. This creates an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options will be accounted for as interest expense over the term of the convertible notes for income tax reporting purposes. The associated income tax benefits will be recognized in the period in which the deduction is taken for income tax reporting purposes as an increase in additional paid-in capital (APIC) in stockholders’ equity. In addition, ATK sold warrants (the Warrants) to issue approximately 3.3 million shares of ATK’s common stock at an exercise price of $116.75 per share. The proceeds from the sale of the Warrants totaled $23,220. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, ATK recorded the net cost of the Call Options and the Warrants of $27,630 in APIC and will not recognize any changes in the fair value of the instruments. On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of ATK’s common stock in the event that the 2.75% Convertible Notes due 2011 are converted by effectively increasing the conversion price of these notes from $96.51 to $116.75. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The Warrants will result in additional diluted shares outstanding if ATK’s average common stock price exceeds $116.75.  The Call Options and the Warrants are separate and legally distinct instruments that bind ATK and the counterparty and have no binding effect on the holders of the convertible notes.

In fiscal 2006, ATK made a cash tender offer for any and all of its outstanding $400,000 aggregate principal amount 8.50% Senior Subordinated Notes due 2011 (the 8.50% Notes). As of March 31, 2006, $397,404 principal amount of these notes had been repaid by ATK at a price of 104.75% of the principal amount. ATK redeemed the remaining $2,596 principal amount during the first quarter of fiscal 2007 at a price of 104.25% of the principal amount.

In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (the 6.75% Notes) that mature on April 1, 2016. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2006. ATK has the right to redeem some or all of these notes from time to time on or after April 1, 2011, at specified redemption prices. Prior to April 1, 2011, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified makewhole premium. In addition, prior to April 1, 2009, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.75% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs related to these notes of approximately $8,000 are being amortized to interest expense over ten years.

ATK’s Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility), as amended in fiscal 2006, is comprised of a Term A Loan of $229,500 and a $300,000 Revolving Credit Facility maturing in 2009.  The Term A Loan had an original balance of $270,000.  ATK made scheduled payments of $27,000 in fiscal 2006 and $13,500 in the quarter ended October 1, 2006. The Term A Loan requires quarterly principal payments of $6,750 through December 2008 and a final payment of $168,750 in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4,500 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 6.63% at October 1, 2006. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.25% at October 1, 2006. As of October 1, 2006, ATK had borrowed $37,000 against its $300,000 revolving credit facility and had outstanding letters of credit of $75,813, which reduced amounts available on the revolving facility to $187,187. ATK’s weighted average interest rate on short-term borrowings was 7.17% during the quarter ended October 1, 2006.  During fiscal 2006, ATK terminated its $100,000 notional amount interest rate swap against the Term A Loan, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense through March 2009.

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at October 1, 2006 and March 31, 2006.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in ATK’s diluted share count for the quarters or six months ended October 1, 2006 or October 2, 2005 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $4,700 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase these notes.

In February 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year, beginning on August 15, 2004. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133 and the fair value of this feature was insignificant at October 1, 2006 and March 31, 2006.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares are not included in ATK’s diluted share count for the quarters or six months ended October 1, 2006 or October 2, 2005 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase these notes.

The 3.00% Convertible Notes, the 2.75% Convertible Notes due 2024, the 2.75% Convertible Notes due 2011, and the 6.75% Notes rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK’s domestic subsidiaries. Subsidiaries of ATK other than the subsidiary guarantors are minor. All of these guarantor subsidiaries are 100% owned by ATK. The parent company has no independent assets or operations, as defined by SEC Regulation S-X Rule 3-10.  These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2007	$50,500
Fiscal 2008	27,000
Fiscal 2009	189,000
Fiscal 2010	—
Fiscal 2011	—
Thereafter	1,180,000
Total payments	$1,446,500

Although the $37,000 revolving credit facility borrowings outstanding as of October 1, 2006, do not mature until 2009, ATK intends to repay the borrowings in fiscal 2007. Therefore, this amount is included in the fiscal 2007 payments in the schedule above.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2024, the 2.75% Convertible Notes due 2011, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a minimum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of October 1, 2006, ATK was in compliance with the covenants.

Moody’s Investors Service has assigned ATK an issuer rating of Ba3 with a stable outlook. Standard & Poor’s Ratings Services has assigned ATK a BB corporate credit rating with a stable outlook.

ATK has limited amortization requirements under the Senior Credit Facility over the next few years. ATK’s other debt service requirements consist principally of interest expense on its long-term debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances, as discussed above. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Shelf Registration.  On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time.  As of October 1, 2006, ATK has the capacity to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.
Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of October 1, 2006 or March 31, 2006.

Commodity Forward Contracts

ATK uses derivatives to hedge certain commodity price risks. As of October 1, 2006, ATK had forward contracts for copper and zinc through February 2007 that had a combined fair value of $3,389. The contracts essentially establish a fixed price for the underlying commodities and have been designated and qualify as effective cash flow hedges of purchases of these commodities. Ineffectiveness is calculated as the amount the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated other comprehensive (loss) income (OCI) in the financial statements as of October 1, 2006.  The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarters and six months ended October 1, 2006 and October 2, 2005:

	Quarters Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Beginning of period unrealized gain (loss) in accumulated OCI	$15,652	$(1,132)	$15,162	$(627)
Increase in fair value of derivatives	1,476	8,541	14,919	8,036
Gains reclassified from OCI, offsetting the price paid to suppliers	(13,739)	(650)	(26,692)	(650)
End of period unrealized gain in accumulated OCI	$3,389	$6,759	$3,389	$6,759

The amount of ineffectiveness recognized in earnings for these contracts was insignificant during the quarters and six months ended October 1, 2006 and October 2, 2005.  ATK expects that substantially all of the unrealized gains will be realized and reported in cost of sales during the next twelve months as the cost of the commodities are included in cost of sales. Estimated and actual gains or losses will change as market prices change.

Share Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100,000.  During the quarter and six months ended October 1, 2006, ATK repurchased 2,585,200 shares for $201,880.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.00% as of October 1, 2006 and 3.25% as of March 31, 2006. The decrease in the rate during the six months ended October 1, 2006 resulted in additional expense of approximately $300.  The following is a summary of the amounts recorded for environmental remediation:

	October 1, 2006		March 31, 2006
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(67,514)	$41,222	$(67,065)	$39,772
Unamortized discount	9,285	(5,031)	11,470	(6,087)
Discounted (liability) receivable	$(58,229)	$36,191	$(55,595)	$33,685

As of October 1, 2006, the estimated discounted range of reasonably possible costs of environmental remediation was $58,229 to $96,715.

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

INFLATION AND COMMODITY PRICE RISK

In management’s opinion, inflation in general has not had a significant impact upon the results of ATK’s operations. The selling prices under contracts, the majority of which are long term, generally include estimated costs to be incurred in future periods. These cost projections can generally be negotiated into new buys under fixed-price government contracts, while actual cost increases are recoverable on cost-type contracts.

ATK, however, has been impacted by increases in the prices of raw materials used in production. Most recently, we have seen significant increases in the prices of commodity metals, such as lead, zinc, and especially copper. These price increases generally impact our small caliber ammunition business.

With respect to ATK’s commercial ammunition business, ATK has improved manufacturing efficiencies and initiated price increases to offset these increased commodity costs. ATK will continue to evaluate the need for future price increases in light of these trends, ATK’s competitive landscape, and its financial results. If commodity costs continue to increase, and if ATK is unable to offset these increases with ongoing manufacturing efficiencies and price increases, ATK’s future results from operations and cash flows would be materially impacted.

With respect to ATK’s firm fixed-price contract to supply the DoD’s small-caliber ammunition needs through April 1, 2010, significant increases in commodities can negatively impact operating results.  Depending on market conditions, ATK has historically entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of ATK’s copper purchases under the small-caliber ammunition contract were hedged through September 30, 2006. Since September 30, ATK has purchased a majority of the copper for use in this contract at prevailing market prices. Depending on market conditions, ATK will continue to evaluate commodity hedging as a means to reduce the impact of commodity price fluctuations.  ATK is currently working within the terms of its contract to mitigate impacts from the increased cost of copper. Depending on the timing and outcome of these actions, the Ammunition Systems Group’s operating results could be adversely impacted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the section titled “Inflation and Commodity Price Risk”.

There have been no other material changes in ATK’s market risk during the quarter or six months ended October 1, 2006. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

As of October 1, 2006, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the quarter ended October 1, 2006, there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 describes some of the risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results and future prospects. ATK does not believe that there have been any material changes to the risk factors previously disclosed in the fiscal 2006 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 3 – July 30	760,000	$78.02	760,000
July 31 – August 27	540,000	78.80	540,000
August 28 – October 1	1,285,200	77.83	1,285,200
Fiscal quarter ended October 1, 2006	2,585,200	$78.09	2,585,200	1,099,696

(1)    On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100 million.  During the six months ended October 1, 2006, ATK repurchased 2,585,200 shares for $201.9 million.  As of October 1, 2006, there were 1,099,696 remaining shares authorized to be repurchased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           On August 1, 2006, ATK held its annual meeting of stockholders.

(b)           At the annual meeting, the stockholders elected the following persons as directors to serve until the next annual meeting of stockholders: Frances D. Cook, Gilbert F. Decker, Ronald R. Fogleman, Cynthia L. Lesher, Douglas L. Maine, Roman Martinez IV, Daniel J. Murphy, Michael T. Smith, and William G. Van Dyke.

(c)           At the annual meeting, the stockholders voted upon the following proposals: (1) election of nine directors, (2) ratification of the appointment of Deloitte & Touche LLP as ATK’s independent registered public accounting firm for the fiscal year ending

March 31, 2007, (3) approval of the Executive Officer Incentive Plan, (4) a stockholder proposal (Ethical Criteria for Military Contracts) and (5) another stockholder proposal (Report on Depleted Uranium Weapons and Components). The voting results are as follows:

Proposal Number 1:  Election of Directors

	For	Withheld
Frances D. Cook	29,467,322	2,855,520

Gilbert F. Decker	29,473,383	2,849,459

Ronald R. Fogleman	29,208,910	3,113,932

Cynthia L. Lesher	29,482,578	2,840,264

Douglas L. Maine	29,496,075	2,826,767

Roman Martinez IV	29,485,772	2,837,070

Daniel J. Murphy	29,117,823	3,205,019

Michael T. Smith	29,276,860	3,045,982

William G. Van Dyke	29,496,174	2,826,668

Proposal Number 2:  Ratification of the appointment of Deloitte & Touche LLP as ATK’s independent registered public accounting firm for the fiscal year ending March 31, 2006

For	Against	Abstain	Broker Non-Votes
31,868,623	379,578	74,641	—

Proposal Number 3:  Approval of the Executive Officer Incentive Plan

For	Against	Abstain	Broker Non-Votes
30,405,968	1,661,037	255,837	—

Proposal Number 4:  Stockholder proposal – Ethical Criteria for Military Contracts

For	Against	Abstain	Broker Non-Votes
1,448,479	25,634,317	1,908,247	3,331,799

Proposal Number 5:  Stockholder proposal – Report on Depleted Uranium Weapons and Components

For	Against	Abstain	Broker Non-Votes
1,376,511	25,825,626	1,788,906	3,331,799

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS
Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
3.1	Bylaws of Alliant Techsystems Inc., as Amended and Restated Effective August 1, 2006 (incorporated by reference to Exhibit 3.1 to Form 8-K dated August 1, 2006).
4.1

Indenture by and between Alliant Techsystems Inc., the subsidiary guarantors named therein and The Bank of New York, N.A., as trustee, dated as of September 12, 2006 (including form of Convertible Senior Subordinated Note) (incorporated by reference to Exhibit 4.1 to Form 8-K dated September 6, 2006).

4.2

Registration Rights Agreement by and among Alliant Techsystems Inc. and the other parties named therein dated as of September 12, 2006 (incorporated by reference to Exhibit 4.2 to Form 8-K dated September 6, 2006).

10.1	Alliant Techsystems Inc. Executive Officer Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 1, 2006).
10.2

Purchase Agreement by and among Alliant Techsystems Inc. and the Initial Purchasers named therein dated as of September 6, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 6, 2006).

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

ALLIANT TECHSYSTEMS INC.

Date: November 10, 2006	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)