Form 10-Q
period 2006-12-31
ALLIANT TECHSYSTEMS INC
filed 2007-02-02
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of January 28, 2007, 32,973,382 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
(In thousands except per share data)	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Sales	$900,301	$770,029	$2,555,774	$2,299,113
Cost of sales	733,151	614,315	2,077,063	1,859,551
Gross profit	167,150	155,714	478,711	439,562
Operating expenses:
Research and development	13,461	11,024	39,012	35,101
Selling	19,882	19,527	67,337	56,812
General and administrative	41,381	37,001	118,639	111,042
Total operating expenses	74,724	67,552	224,988	202,955
Income before interest, income taxes, and minority interest	92,426	88,162	253,723	236,607
Interest expense	(19,555)	(17,189)	(54,241)	(51,703)
Interest income	199	573	743	941
Income before income taxes and minority interest	73,070	71,546	200,225	185,845
Income tax provision	21,734	24,323	69,871	61,039
Income before minority interest	51,336	47,223	130,354	124,806
Minority interest, net of income taxes	106	124	324	335
Net income	$51,230	$47,099	$130,030	$124,471

Earnings per common share:
Basic	$1.55	$1.28	$3.81	$3.39
Diluted	1.53	1.26	3.74	3.34

Weighted-average number of common shares outstanding:
Basic	32,953	36,714	34,169	36,716
Diluted	33,556	37,283	34,749	37,306

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands except share data)	December 31, 2006	March 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$18,675	$9,090
Net receivables	802,255	738,909
Net inventories	177,804	139,876
Deferred income tax assets	75,689	77,848
Other current assets	26,974	53,728
Total current assets	1,101,397	1,019,451
Net property, plant, and equipment	447,756	453,958
Goodwill	1,163,186	1,163,186
Prepaid and intangible pension assets	79,093	82,254
Deferred charges and other non-current assets	184,115	183,131
Total assets	$2,975,547	$2,901,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$1,540	$63,036
Current portion of long-term debt	27,000	29,596
Line of credit borrowings	125,000	—
Accounts payable	145,291	165,955
Contract advances and allowances	76,382	49,667
Accrued compensation	99,879	114,537
Accrued income taxes	32,318	23,710
Other accrued liabilities	165,188	224,443
Total current liabilities	672,598	670,944
Long-term debt	1,375,750	1,096,000
Deferred income tax liabilities	49,754	2,909
Postretirement and postemployment benefits liability	170,733	175,314
Minimum pension liability	20,344	212,258
Other long-term liabilities	117,011	116,197
Total liabilities	2,406,190	2,273,622
Contingencies (Note 12)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding 32,955,299 shares at December 31, 2006 and 35,207,335 at March 31, 2006	330	352
Additional paid-in-capital	468,844	472,861
Retained earnings	1,058,551	928,521
Unearned compensation	—	(2,760)
Accumulated other comprehensive loss	(340,356)	(333,136)
Common stock in treasury, at cost, 8,599,762 shares held at December 31, 2006 and 6,347,726 shares held at March 31, 2006	(618,012)	(437,480)
Total stockholders’ equity	569,357	628,358
Total liabilities and stockholders’ equity	$2,975,547	$2,901,980

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
(In thousands)	December 31, 2006	January 1, 2006
Operating activities
Net income	$130,030	$124,471
Adjustments to net income to arrive at cash (used for) provided by operating activities:
Depreciation	51,347	52,377
Amortization of intangible assets	5,537	6,554
Amortization of deferred financing costs	2,814	2,901
Deferred income taxes	53,184	5,459
Loss on disposal of property	124	296
Minority interest, net of income taxes	324	335
Share-based plans expense	27,268	15,735
Excess tax benefits from share-based plans	(2,114)	—
Changes in assets and liabilities:
Net receivables	(63,346)	(19,694)
Net inventories	(37,928)	(36,433)
Accounts payable	(13,906)	(42,187)
Contract advances and allowances	26,715	7,209
Accrued compensation	(14,219)	(3,306)
Accrued income taxes	13,336	30,311
Pension and other postretirement benefits	(267,828)	(1,422)
Other assets and liabilities	35,961	2,191
Cash (used for) provided by operating activities	(52,701)	144,797
Investing activities
Capital expenditures	(52,990)	(36,694)
Proceeds from the disposition of property, plant, and equipment	572	1,623
Cash used for investing activities	(52,418)	(35,071)
Financing activities
Change in cash overdrafts	(61,496)	(6,092)
Net borrowings on line of credit	125,000	—
Payments made on bank debt	(20,250)	(20,250)
Payments made to extinguish debt	(2,596)	(266,553)
Proceeds from issuance of long-term debt	300,000	270,000
Purchase of call options	(50,850)	—
Sale of warrants	23,220	—
Payments made for debt issue costs	(7,478)	(728)
Net purchase of treasury shares	(208,027)	(78,498)
Proceeds from employee stock compensation plans	15,067	18,846
Excess tax benefits from share-based plans	2,114	—
Cash provided by (used for) financing activities	114,704	(83,275)
Increase in cash and cash equivalents	9,585	26,451
Cash and cash equivalents - beginning of period	9,090	12,772
Cash and cash equivalents - end of period	$18,675	$39,223

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$3,050	$3,396

See Notes to the Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Quarter Ended December 31, 2006

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (fiscal 2006). Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of December 31, 2006, and its results of operations and cash flows for the quarters and nine months ended December 31, 2006 and January 1, 2006.

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

3.     Goodwill and Other Intangible Assets

The carrying amount of goodwill by operating segment as of December 31, 2006 and March 31, 2006 was as follows:

	December 31, 2006	March 31, 2006
Mission Systems Group	$534,450	$534,450
Ammunition Systems Group	171,337	171,337
Launch Systems Group	457,399	457,399
Total	$1,163,186	$1,163,186

No acquisitions or adjustments were made during the quarter or nine months ended December 31, 2006.

Included in deferred charges and other non-current assets as of December 31, 2006 are other intangible assets of $87,973, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite. Also included in deferred charges and other non-current assets as of December 31, 2006 and March 31, 2006 are amortizing intangible assets, as follows:

	December 31, 2006			March 31, 2006
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$19,944	$(15,614)	$4,330	$19,944	$(11,827)	$8,117
Customer relationships	27,109	(6,563)	20,546	27,109	(4,813)	22,296
Total	$47,053	$(22,177)	$24,876	$47,053	$(16,640)	$30,413

These assets are being amortized over their estimated useful lives, which range from four to 12 years. Amortization expense for the quarter and nine months ended December 31, 2006 was $1,319 and $5,537, respectively.  Amortization expense for the quarter and nine months ended January 1, 2006 was $2,192 and $6,554, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2007	$1,384
Fiscal 2008	5,303
Fiscal 2009	2,988
Fiscal 2010	2,266
Fiscal 2011	2,263
Thereafter	10,672
Total	$24,876

During fiscal 2003, ATK acquired the assets of Science and Applied Technology, Inc. (now included in the Mission Systems Group).  The sellers of this acquired business have the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones are attained with respect to one of the contracts acquired. Any additional contingent consideration paid to the sellers will be recorded by ATK as goodwill.

4.     Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards during each period presented, which, if exercised or earned, would dilute EPS.  In computing EPS for the quarters and nine months ended December 31, 2006 and January 1, 2006, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Basic shares outstanding	32,953	36,714	34,169	36,716
Dilutive effect of stock-based awards	603	569	580	590
Diluted shares outstanding	33,556	37,283	34,749	37,306

Stock-based awards excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	36	13	38	13

Contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes, as discussed in Note 8, are not included in diluted EPS because ATK’s average stock price was below the conversion price during the quarters and nine months ended December 31, 2006 and January 1, 2006.  The Warrants, as discussed in Note 8, are not included in diluted EPS as ATK’s average stock price during the quarter and nine months ended December 31, 2006 did not exceed $116.75.  The Call Options, also discussed in Note 8, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

5.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and nine months ended December 31, 2006 and January 1, 2006 were as follows:

	Quarters Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Net income	$51,230	$47,099	$130,030	$124,471
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $969, $(2,427), $5,540, and $(6,027), respectively	(1,439)	3,960	(8,225)	9,835
Change in fair value of available-for-sale securities, net of income taxes of $(416), $(183), $(677), and $(530), respectively	618	299	1,005	865
Total other comprehensive (loss) income	(821)	4,259	(7,220)	10,700
Total comprehensive income	$50,409	$51,358	$122,810	$135,171

The components of accumulated OCI, net of income taxes, are as follows:

	December 31, 2006	March 31, 2006
Derivatives	$(893)	$7,332
Minimum pension liability	(340,747)	(340,747)
Available-for-sale securities	1,284	279
Total accumulated other comprehensive loss	$(340,356)	$(333,136)

Commodity Forward Contracts

ATK uses derivatives to hedge certain commodity price risks. As of December 31, 2006, ATK had forward contracts for copper and zinc through February 2007 that had a combined fair value of $695. The contracts essentially establish a fixed price for the underlying commodities and have been designated and qualify as effective cash flow hedges of purchases of these commodities. Ineffectiveness is calculated as the amount the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated OCI in the financial statements as of December 31, 2006.  The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarters and nine months ended December 31, 2006 and January 1, 2006:

	Quarters Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Beginning of period unrealized gain (loss) in accumulated OCI	$3,389	$6,759	$15,162	$(627)
(Decrease) increase in fair value of derivatives	(249)	8,701	14,670	16,737
Gains reclassified from OCI, offsetting the price paid to suppliers	(2,445)	(3,670)	(29,137)	(4,320)
End of period unrealized gain in accumulated OCI	$695	$11,790	$695	$11,790

The amount of ineffectiveness recognized in earnings for these contracts was insignificant during the quarters and nine months ended December 31, 2006 and January 1, 2006.  ATK expects that substantially all of the unrealized gains will be realized and reported in cost of sales during the next 12 months as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

6.     Inventories

Inventories consist of the following:

	December 31, 2006	March 31, 2006
Raw materials	$61,551	$40,282
Work in process	29,888	35,415
Finished goods	32,336	33,184
Contracts in progress	54,029	30,995
Net inventories	$177,804	$139,876

7.     Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	December 31, 2006	March 31, 2006
Employee benefits and insurance	$72,759	$147,529
Warranty	15,491	17,100
Interest	14,890	2,775
Environmental remediation	6,087	6,011
Share repurchase	—	6,147
Other	55,961	44,881
Total other accrued liabilities – current	$165,188	$224,443

Environmental remediation	$49,905	$49,584
Management nonqualified deferred compensation plan	32,820	27,055
Supplemental employee retirement plan	25,549	30,819
Minority interest in joint venture	7,908	7,584
Other	829	1,155
Total other long-term liabilities	$117,011	$116,197

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The product warranties relate primarily to the commercial rocket motors (within the Launch Systems Group). The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter and nine months ended December 31, 2006:

Balance at March 31, 2006	$17,100
Warranties issued	484
Changes related to preexisting warranties	(88)
Balance at July 2, 2006	17,496
Warranties issued	492
Payments made	(109)
Changes related to preexisting warranties	(2,500)
Balance at October 1, 2006	15,379
Warranties issued	203
Changes related to preexisting warranties	(91)
Balance at December 31, 2006	$15,491

8.     Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	December 31, 2006	March 31, 2006
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$222,750	$243,000
Revolving Credit Facility due 2009	125,000	—
8.50% Senior Subordinated Notes	—	2,596
2.75% Convertible Senior Subordinated Notes due 2011	300,000	—
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,527,750	1,125,596
Less current portion	152,000	29,596
Long-term debt	$1,375,750	$1,096,000

In September 2006, ATK completed a private offering of $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year, beginning on March 15, 2007. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2006, if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. ATK has agreed to register these notes for resale by the holders of the notes within 180 days after the closing of the offering; if the notes are not registered within the 180 days, ATK would be assessed additional interest of up to 0.50% of the principal amount.  These contingently issuable shares are not included in ATK’s diluted share count for the quarter or nine months ended December 31, 2006 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $7,500 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (the 6.75% Notes) that mature on April 1, 2016. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year, beginning on December 31, 2006. ATK has the right to redeem some or all of these notes from time to time on or after April 1, 2011, at specified redemption prices. Prior to April 1, 2011, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified makewhole premium. In addition, prior to April 1, 2009, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.75% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs related to these notes of approximately $7,700 are being amortized to interest expense over ten years.

ATK’s Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility), as amended in fiscal 2006, is comprised of a Term A Loan of $222,750 and a $300,000 Revolving Credit Facility maturing in 2009.  The Term A Loan had an original balance of $270,000.  ATK made scheduled payments of $27,000 in fiscal 2006 and $20,250 in the nine months ended December 31, 2006. The Term A Loan requires quarterly principal payments of $6,750 through December 2008 and a final payment of $168,750 in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4,500 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 6.76% at December 31, 2006. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.375% at December 31, 2006. As of December 31, 2006, ATK had borrowed $125,000 against its $300,000 revolving credit facility and had outstanding letters of credit of $77,731, which reduced amounts available on the revolving facility to $97,269. ATK’s weighted average interest rate on short-term borrowings was 7.94% during the quarter ended December 31, 2006.  During fiscal 2006, ATK terminated its $100,000 notional amount interest rate swap against the Term A Loan, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense through November 2008, the original maturity date of the swap.

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at December 31, 2006 and March 31, 2006.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in ATK’s diluted share count for the quarters or nine months ended December 31, 2006 or January 1, 2006 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $4,700 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase these notes.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at December 31, 2006 and March 31, 2006.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares are not included in ATK’s diluted share count for the quarters or nine months ended December 31, 2006 or January 1, 2006 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase these notes.

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

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2007	$81,750
Fiscal 2008	77,000
Fiscal 2009	189,000
Fiscal 2010	—
Fiscal 2011	—
Thereafter	1,180,000
Total payments	$1,527,750

Although the $125,000 revolving credit facility borrowings outstanding as of December 31, 2006, do not mature until 2009, ATK intends to repay approximately $75,000 of the borrowings in fiscal 2007. Therefore, this amount is included in the fiscal 2007 payments in the schedule above and the remaining $50,000 is included in fiscal 2008.

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 73% as of December 31, 2006 and 64% as of March 31, 2006.

Net cash paid for interest totaled $38,363 in the nine months ended December 31, 2006 and $54,702 in the nine months ended January 1, 2006.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a minimum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of December 31, 2006, ATK was in compliance with the covenants.

ATK has limited payment requirements under the Senior Credit Facility over the next few years. ATK’s other debt service requirements consist principally of interest expense on its long-term debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances, as discussed above. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of December 31, 2006 or March 31, 2006.

9.              Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Service cost	$13,416	$12,154	$41,512	$36,548
Interest cost	29,645	29,169	91,729	87,803
Expected return on plan assets	(36,773)	(36,756)	(113,785)	(110,486)
Amortization of unrecognized net loss	11,255	8,970	34,827	26,915
Amortization of unrecognized prior service cost	(204)	(194)	(632)	(644)
Net periodic benefit cost	$17,339	$13,343	$53,651	$40,136

	Postretirement Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Service cost	$124	$91	$372	$342
Interest cost	3,174	3,459	9,522	10,498
Expected return on plan assets	(963)	(967)	(2,889)	(2,877)
Amortization of unrecognized net loss	1,302	1,590	3,906	4,858
Amortization of unrecognized prior service cost	(2,257)	(2,230)	(6,771)	(6,856)
Net periodic benefit cost before curtailment gain	1,380	1,943	4,140	5,965
Curtailment gain	—	(603)	—	(603)
Net periodic benefit cost	$1,380	$1,340	$4,140	$5,362

During the nine months ended January 1, 2006, ATK recorded a curtailment gain of $603 to recognize the impact on postretirement benefit (PRB) plans associated with the elimination of future subsidized medical benefits under a negotiated union contract.

Employer Contributions.  During the nine months ended December 31, 2006, ATK contributed $312,671 to its qualified pension plans, $6,339 directly to retirees, and $13,204 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions to its qualified pension plans during fiscal 2007 of $73,500 and $4,600 to its other PRB plans.  ATK also anticipates making additional contributions of $1,300 directly to retirees.

10.  Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarter and nine months ended December 31, 2006 represent effective tax rates of 29.7% and 34.9%, respectively.  The income tax provisions for the quarter and nine months ended January 1, 2006 represent effective tax rates of 34.0% and 32.8%, respectively.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The effective tax rate of 34.9% for the nine months ended December 31, 2006 differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and the following items which decrease the rate:  research and development (R&D) tax credits, extraterritorial income (ETI) exclusion tax benefits, qualified domestic manufacturing deduction (DMD) and a $239 net discrete tax benefit, as explained further below.

On December 20, 2006, the President signed the Tax Relief and Health Care Act of 2006 which reinstated the R&D tax credit from January 1, 2006 through December 31, 2007.   The extension of the R&D credit is reflected in the tax rates noted above, which includes a discrete tax benefit of $1,566 during the nine months ended December 31, 2006.

In addition, during the nine months ended December 31, 2006, there was a discrete tax expense of $610 to adjust the fiscal 2006 tax provision amounts to the returns as filed and $717 of discrete tax expense to adjust the deferred tax balances due to an internal legal entity reorganization.

The effective tax rate of 32.8% for the nine months ended January 1, 2006 differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and the following items which decrease the rate:  ETI benefits, R&D credits, DMD and a $4,403 net discrete tax benefit comprised of a $5,020 benefit from settlement of the Internal Revenue Service (IRS) audit for fiscal 2002 and 2003 and related revisions in state liabilities and a $617 expense for tax provision adjustments related to fiscal 2005 and prior years.

Amounts accrued for potential federal and state tax assessments total $31,602 and $23,386 at December 31, 2006 and March 31, 2006, respectively. The accruals relate to federal and state tax issues such as tax benefits from the ETI exclusion, the DMD deduction, the amount of R&D tax credits claimed, and other federal and state issues.

The IRS began its examination of the fiscal 2004 and 2005 tax returns in January 2006 and subsequently added fiscal 2006 to the scope of its examination.  To the extent ATK were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, ATK’s tax provision in a given financial statement period may be materially impacted.

Net income tax payments totaled $3,476 during the nine months ended December 31, 2006 and $25,866 during the nine months ended January 1, 2006.

On May 17, 2006, the President signed the Tax Increase Prevention and Reconciliation Act of 2005, which repealed the ETI’s grandfathered provisions of the American Jobs Creation Act of 2004 effective for fiscal years beginning after the date of the enactment.  As a result, fiscal 2007 will be the final year for recognizing ETI benefits.

11.  Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of December 31, 2006, ATK has authorized up to 2,302,271 common shares to be awarded under the 2005 Stock Incentive Plan.  No additional awards will be made out of the other three plans.  Stock options are granted periodically, at the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; grants issued prior to that generally had a ten-year term. Restricted stock issued to non-employee directors and certain key employees totaled 29,484 shares during the nine months ended December 31, 2006. Restricted shares vest over periods of one to five years from the date of award. As of December 31, 2006, there were also performance awards of up to 1,009,877 shares reserved for key employees.  Of these shares, up to 639,339 shares will become payable only upon achievement of certain financial performance goals through fiscal 2007; 178,320 shares will become payable only upon attainment of a specified performance goal at any point through the end of fiscal 2012; and up to 192,218 shares will become payable only upon achievement of certain financial performance goals for the period fiscal 2007 through fiscal 2009.  ATK issues treasury shares upon the exercise of stock options or grant of restricted stock and payment of performance awards.

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

Total pre-tax stock-based compensation expense recognized during the quarter and nine months ended December 31, 2006 was $8,958 and $27,268, respectively, and $5,552 and $15,735 during the quarter and nine months ended January 1, 2006, respectively.  The total income tax benefit recognized in the income statement for share-based compensation for the quarter and nine months ended December 31, 2006 was $3,439 and $10,355, respectively, and $2,111 and $5,983 for the quarter and nine months ended January 1, 2006, respectively.  Due to the adoption of SFAS 123(R), ATK recognized incremental pre-tax stock-based compensation expense for stock options of $1,529 and $5,286, a decrease in net income of $914 ($0.03 impact on basic and diluted earnings per share) and $3,285 ($0.10 impact on basic earnings per share and $0.09 impact on diluted earnings per share), respectively, during the quarter and nine months ended December 31, 2006.  Also as a result of the adoption of SFAS 123(R), ATK realized incremental pre-tax stock-based compensation expense on its performance awards granted prior to adoption of $1,183, a decrease in net income of $734 ($0.02 impact on basic and diluted earnings per share) during the quarter ended December 31, 2006.  For the nine months ended December 31, 2006, ATK realized lower pre-tax stock-based compensation expense on these performance awards of $1,071, a benefit to net income of $664 ($0.02 impact on basic and diluted earnings per share).  ATK also realized a reduction in cash flows from operating activities and an increase in cash flows from financing activities of $2,114 for the nine months ended December 31, 2006. Additionally, unearned compensation on non-vested restricted stock of $2,760 was reclassified to additional paid-in capital on April 1, 2006. The cumulative effect adjustment for forfeitures related to non-vested restricted stock and performance awards was not material.

Prior to fiscal 2007, ATK accounted for its stock-based plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The following table illustrates the effect on net income and earnings per share if ATK had applied the fair value recognition provisions of SFAS No. 123(R) during fiscal 2006.

	Quarter Ended January 1, 2006	Nine Months Ended January 1, 2006

Net income, as reported	$47,099	$124,471
Stock-based employee compensation cost included in the determination of net income as reported, net of related tax effects	3,443	9,753
Stock-based employee compensation cost determined under fair value-based method for all awards, net of related tax effects	(5,490)	(15,148)
Pro forma net income	$45,052	$119,076

Earnings per share:
Basic—as reported	$1.28	$3.39
Basic—pro forma	1.23	3.24
Diluted—as reported	1.26	3.34
Diluted—pro forma	1.21	3.19

A summary of ATK’s stock option activity is as follows:

	Nine Months Ended December 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in 000s)

Outstanding at beginning of period	1,964,718	$54.37
Granted	18,050	78.72
Exercised	(283,285)	46.55
Forfeited/expired	(41,327)	63.66
Outstanding at end of period	1,658,156	$55.78	4.7	$37,170
Vested and expected to vest at end of period	1,651,364	$55.73	4.7	$37,105
Options exercisable at end of period	703,261	$45.06	4.5	$23,297

The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  There were no options granted during the quarter ended December 31, 2006.  The weighted average fair value of options granted during the nine months ended December 31, 2006 was $28.58.  The weighted average fair value of options granted during the quarter and nine months ended January 1, 2006 was $24.70 and $23.63, respectively.   The following weighted average assumptions were used for grants:

	Nine Months Ended
	December 31, 2006	January 1, 2006

Risk-free rate	4.9%	4.0%
Expected volatility	30.9%	30.2%
Expected dividend yield	0%	0%
Expected option life	5 years	5 years

The total intrinsic value of options exercised during the nine months ended December 31, 2006 and January 1, 2006 was $9,914 and $3,809, respectively.  Total cash received from options exercised during the nine months ended December 31, 2006 and January 1, 2006 was $13,187 and $13,281, respectively.

The total fair value of restricted shares vested and performance awards earned during the quarters ended December 31, 2006 and January 1, 2006 was $155 and $41, respectively.  The total fair value of restricted shares vested and performance awards earned during the nine months ended December 31, 2006 and January 1, 2006 was $1,061 and $378, respectively.  A summary of ATK’s restricted share and performance award activity is as follows:

	Nine Months Ended December 31, 2006
	Shares	Weighted Average Grant Date Fair Value

Nonvested at April 1, 2006	713,736	$73.62
Granted	402,774	77.81
Canceled/forfeited	(550)	75.40
Vested	(18,093)	58.67
Nonvested at December 31, 2006	1,097,867	$75.35

As of December 31, 2006, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $32,489 and is expected to be realized over a weighted average period of 2.9 years.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.00% as of December 31, 2006 and 3.25% as of March 31, 2006. The decrease in the rate during the nine months ended December 31, 2006 resulted in additional expense of approximately $300.  The following is a summary of the amounts recorded for environmental remediation:

	December 31, 2006		March 31, 2006
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(65,833)	$40,346	$(67,065)	$39,772
Unamortized discount	9,841	(5,317)	11,470	(6,087)
Discounted (liability) receivable	$(55,992)	$35,029	$(55,595)	$33,685

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $55,992 discounted liability as of December 31, 2006, $6,087 was recorded within other current liabilities and $49,905 was recorded within other long-term liabilities. Of the $35,029 discounted receivable, ATK recorded $5,364 within other current assets and $29,665 within other non-current assets. As of December 31, 2006, the estimated discounted range of reasonably possible costs of environmental remediation was $55,992 to $96,188.

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

13.  Restructuring Charges

In fiscal 2004 and 2005, ATK recorded costs for restructuring and related activities, the majority of which were the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to ATK’s Tactical Systems facility in Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005. In connection with these restructuring and related activities, ATK recorded costs of approximately $15,000 through fiscal 2006, primarily for employee termination benefits (including $2,718 for special termination benefits for pension and other postretirement benefits (PRB) in fiscal 2005), facility clean-up, and accelerated depreciation. These costs were recorded within cost of sales, primarily within the Ammunition Systems Group. Approximately $9,500 was disbursed through fiscal 2006.  The liability related to these costs as of March 31, 2006 was approximately $600 (not including the $2,718 impact on the pension and other PRB plans). During the nine months ended December 31, 2006, no additional expense was recorded and a majority of the $600 liability was paid.  In September 2006, ATK received Army approval of the final accounting and closure for property accountability at TCAAP, which closes out the TCAAP restructure.

On January 14, 2005, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV. In connection with this move, ATK recorded costs of approximately $9,800 during fiscal 2005 and fiscal 2006 related primarily to employee termination benefits, relocation, and accelerated depreciation. These costs were recorded within cost of sales in the Mission Systems Group. Approximately $6,500 was disbursed during fiscal 2006 and cash of $1,400 was received from the sale of the Janesville facility.  The liability related to these costs as of March 31, 2006 was approximately $400. During the nine months ended

December 31, 2006, the remaining liabilities were paid and no additional costs were recorded, effectively completing this restructuring activity.

14.  Stock Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100,000.  Through the second quarter of fiscal 2007, ATK repurchased 2,585,200 shares for $201,880.  ATK made no share repurchases during the quarter ended December 31, 2006.

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

The military small-caliber ammunition contract, which is reported within the Ammunition Systems Group, contributed approximately 14% of total external sales during the nine months ended December 31, 2006 and January 1, 2006.  ATK’s contract with NASA for Reusable Solid Rocket Motors (RSRM) for the Space Shuttle, which is reported within the Launch Systems Group, represented approximately 11% and 13% of total external sales during the nine months ended December 31, 2006 and January 1, 2006, respectively.

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Sales to external customers:
Mission Systems Group	$295,973	$269,451	$855,001	$812,813
Ammunition Systems Group	330,549	265,773	900,136	764,787
Launch Systems Group	273,779	234,805	800,637	721,513
Total external sales	900,301	770,029	2,555,774	2,299,113
Intercompany sales:
Mission Systems Group	30,170	23,279	75,145	64,981
Ammunition Systems Group	5,263	4,331	15,044	10,152
Launch Systems Group	3,859	1,798	12,644	5,686
Corporate	(39,292)	(29,408)	(102,833)	(80,819)
Total intercompany sales	—	—	—	—
Total sales	$900,301	$770,029	$2,555,774	$2,299,113

Income before interest, income taxes, and minority interest:
Mission Systems Group	$30,054	$27,232	$83,545	$70,563
Ammunition Systems Group	32,536	31,421	78,550	75,808
Launch Systems Group	34,611	33,931	107,684	101,377
Corporate	(4,775)	(4,422)	(16,056)	(11,141)
Total income before interest, income taxes, and minority interest	$92,426	$88,162	$253,723	$236,607

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

•                  The Mission Systems Group (MSG), which generated 33% of ATK’s external sales in the nine months ended December 31, 2006, operates in four areas: Weapons Systems, Aerospace Systems, Space Systems, and Technical Services.

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

•                  The Ammunition Systems Group, which generated 35% of ATK’s external sales in the nine months ended December 31, 2006, supplies small-caliber military ammunition, medium-caliber ammunition, medium-caliber gun systems, ammunition and rocket propellants, energetic materials, commercial and military smokeless powder, law enforcement and sporting ammunition, and ammunition accessories.

•                  The Launch Systems Group, which generated 31% of ATK’s external sales in the nine months ended December 31, 2006, is a provider of launch systems and solid propellant rocket motors for human access to space (NASA’s Space Shuttle and ARES I Crew Launch Vehicle), land- and sea-based strategic missiles, commercial and government space launch vehicles, advanced high speed weapons, and missile defense interceptors. The Group also provides advanced ordnance products, demilitarization products and services, operations and technical support for space launches, energetic materials, materials and structures for high temperature and hypersonic environments, and engineering and technical services for the advancement of propulsion systems and energetic materials.

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

In January 2004, President Bush announced a new vision for space exploration, which commits the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon. The new program anticipates that the Space Shuttle will be retired from service as early as 2010, to be replaced by a new spacecraft and supporting exploration launch systems. ATK is the sole manufacturer of the Reusable Solid Rocket Motors (RSRM) for NASA’s Space Shuttle and ATK is currently under contract with NASA to provide RSRMs and other related services through May 2007.  On September 19, 2005, NASA announced the results of its architecture study from which NASA chose the shuttle-derived option for its new launch system due to its superior safety, cost and its availability. NASA’s current plan includes an upgraded five-segment Shuttle Solid Rocket Booster as the first stage for its new Apollo-style Crew Launch Vehicle, known as ARES I, and two five-segment Shuttle Solid Rocket Boosters as the initial thrust for its Heavy Lift Launch Vehicle (HLLV), known as ARES V, for the future NASA launch systems. A contract has been received from NASA for ATK to begin development of the first stage of ARES I.

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

Results of Operations

Sales

The military small-caliber ammunition contract, which is reported within the Ammunition Systems Group, contributed approximately 14% of total external sales during the nine months ended December 31, 2006 and January 1, 2006.  The RSRM program, which is reported within the Launch Systems Group, represented approximately 11% and 13% of total external sales during the nine months ended December 31, 2006 and January 1, 2006, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended				Nine Months Ended
	December 31, 2006	January 1, 2006	$ Change	% Change	December 31, 2006	January 1, 2006	$ Change	% Change

Mission Systems Group	$295,973	$269,451	$26,522	9.8%	$855,001	$812,813	$42,188	5.2%
Ammunition Systems Group	330,549	265,773	64,776	24.4%	900,136	764,787	135,349	17.7%
Launch Systems Group	273,779	234,805	38,974	16.6%	800,637	721,513	79,124	11.0%
Total external sales	$900,301	$770,029	$130,272	16.9%	$2,555,774	$2,299,113	$256,661	11.2%

The increase in sales was due to organic growth in all of ATK’s segments.

Quarter.

Mission Systems Group.  The increase in sales was driven by:

•                  an increase of $14,300 in missile defense, primarily due to increased volume on the Standard Missile 3 (SM-3) program,

•                  an increase of $13,500 in aircraft integration due to increased demand and new program awards,

•                  a net increase of $7,800 in tank ammunition, specifically due to increased production on the M829A3 contract and the timing of 120MM training ammunition orders, partially offset by a reduction in international volume due to contract completions,

•                  an increase of $6,300 in aircraft structures due to the Joint Strike Fighter moving to production and new programs, primarily the GEnx fan containment case assembly, and

•                  an increase of $4,500 in barrier systems, primarily due to a new order for the Shielder canister.

These increases were partially offset by a decrease in precision munitions of $5,400 due to timing of program efforts.

Ammunition Systems Group.  The increase in sales was driven by:

•                  a $32,000 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements,

•                  an increase of $20,000 in civil ammunition due to an increase in volume of domestic, law enforcement, and international sales, and

•                  an increase of $17,700 in medium-caliber guns and ammunition due to various ammunition programs that were not in active production during the same period of the prior year.

These increases were partially offset by a $6,600 decline in production on propellant and energetics programs.

Launch Systems Group.  The increase in sales was due to:

•                  an increase of $23,400 on NASA’s new Crew Launch Vehicle, ARES I as discussed above,

•                  an increase of $5,200 on timing of material purchases for RSRM,

•                  an increase of $4,800 on increased demand for flares and decoys, and

•                  a $4,700 increase in the Minuteman III Propulsion Replacement program driven by higher orders for repair and replacement work.

These increases were partially offset by a decrease of $3,400 due to the completion of launch support on the Titan IV program during the second quarter of fiscal 2007.

Nine months.

Mission Systems Group.  The increase in sales was driven by:

•                  an increase of $23,600 in aircraft integration due to increased demand and new program awards along with the timing of Maritime Patrol aircraft sales,

•                  an increase of $19,900 in missile defense primarily due to increased production volume and a successful flight intercept test on the SM-3 program,

•                  an overall increase of $17,800 in tank ammunition, specifically the M829A3 and M830A1 tactical programs, partially offset by a reduction in international volume,

•                  an increase of $13,300 in aircraft structures due to new programs, primarily the GEnx fan containment case assembly, along with Joint Strike Fighter moving to production during the period,

•                  an increase of $12,600 in electronic warfare sales, primarily higher volume and timing of milestones achieved on the AAR-47 missile warning system and its derivatives,

•                  an increase of $12,000 in fuzes and proximity sensors due to increased production upon completing the move of the fuze production operations, and

•                  an increase of $4,800 in missile systems due to a new AARGM contract with Italy and successful completion of the critical design review (CDR) on the Advanced Anti-Radiation Guided Missile (AARGM), partially offset by completion of the High Speed Anti-Radiation missile Demonstration (HSAD).

These increases were partially offset by:

•                  a $20,400 decrease in engineering services due to lower orders,

•                  a decrease in precision munitions of $19,500 due to timing of program effort,

•                  a $7,400 decrease in satellites due to completion of the A2100 contract in the prior period and timing of orders, and

•                  a $6,100 decrease in space stages due to higher amounts of non-recurring development efforts on the Orbus program in the same period of the prior year.

Ammunition Systems Group.  The increase in sales was driven by:

•                  an increase of $53,400 in civil ammunition due to an increase in volume of domestic, law enforcement, OEM, and government sales,

•                  a $46,000 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements,

•                  an increase of $20,800 in medium-caliber guns and ammunition due to various programs that were not in active production during the same period of the prior year, and

•                  an increase of $5,100 in sales of various propellants and energetics programs due to higher demand.

Launch Systems Group.  The increase in sales was due to:

•                  an increase of $43,200 on ARES I, which is a new program,

•                  a $25,800 increase on the Minuteman III Propulsion Replacement program mainly due to the timing of material purchases and higher orders for repair and replacement work, and

•                  a $21,600 increase in Trident II Missile program and related technology contracts as well as an increase in demand for flares and decoys.

These increases were partially offset by a reduction of $8,800 due to the completion of launch support on the Titan IV program, as well as a $6,600 reduction due to the completion of the repair system for the Space Shuttle Orbiter Wing Leading Edge and a reduction in Orion Motors of $5,900 due to the timing of production.

Gross Profit

	Quarters Ended					Nine Months Ended
	December 31, 2006	As a % of Sales	January 1, 2006	As a % of Sales	Change	December 31, 2006	As a % of Sales	January 1, 2006	As a % of Sales	Change
Gross profit	$167,150	18.6%	$155,714	20.2%	$11,436	$478,711	18.7%	$439,562	19.1%	$39,149

Quarter.  The increase in gross profit was driven by higher sales which were offset by lower margin rates due to the lack of higher margin contracts that were closed out during the same period of the prior year, the absence of a flight incentive on the Titan program received in the prior year period within the Launch Systems Group, and lower margins on the TNT program within the Ammunition Systems Group.

Nine months.  The increase in gross profit was driven by higher sales partially offset by a decreased margin rate within Ammunition Systems Group as a result of lower margins on the TNT program.

Operating Expenses

	Quarters Ended					Nine Months Ended
	December 31, 2006	As a % of Sales	January 1, 2006	As a % of Sales	Change	December 31, 2006	As a % of Sales	January 1, 2006	As a % of Sales	Change

Research and development	$13,461	1.5%	$11,024	1.4%	$2,437	$39,012	1.5%	$35,101	1.5%	$3,911
Selling	19,882	2.2%	19,527	2.5%	355	67,337	2.6%	56,812	2.5%	10,525
General and administrative	41,381	4.6%	37,001	4.8%	4,380	118,639	4.6%	111,042	4.8%	7,597
Total	$74,724	8.3%	$67,552	8.8%	$7,172	$224,988	8.8%	$202,955	8.8%	$22,033

Quarter.

Operating expenses increased primarily due to higher general and administrative expenses as a result of increased headcount to support increasing sales as well as stock option expense of $1,529.  Selling expenses also increased consistent with higher sales.

Nine months.

Operating expenses increased primarily due to higher selling expenses due to higher sales and increasing program proposal efforts.  General and administrative expenses also increased as a result of increased headcount to support increasing sales as well as stock option expense of $5,286.

Income Before Interest, Income Taxes, and Minority Interest

	Quarters Ended			Nine Months Ended
	December 31, 2006	January 1, 2006	Change	December 31, 2006	January 1, 2006	Change

Mission Systems Group	$30,054	$27,232	$2,822	$83,545	$70,563	$12,982
Ammunition Systems Group	32,536	31,421	1,115	78,550	75,808	2,742
Launch Systems Group	34,611	33,931	680	107,684	101,377	6,307
Corporate	(4,775)	(4,422)	(353)	(16,056)	(11,141)	(4,915)
Total	$92,426	$88,162	$4,264	$253,723	$236,607	$17,116

The increase in income before interest, income taxes, and minority interest was due to higher sales along with program-related changes within the operating segments as described below.

Quarter.

Mission Systems Group.  The increase relates to higher sales and improved margins on tank ammunition programs.

Ammunition Systems Group.  The increase relates to higher sales along with improved margins on medium-caliber ammunition programs, partially offset by lower margins on the TNT program and higher raw material costs.

Launch Systems Group.  The increase was mainly due to higher sales and favorable contract performance on strategic programs, partially offset by lower margins on the Orion program as a result of favorable contract close-outs recognized in the same period of the prior year and the absence of a flight incentive on the Titan program received in the prior year period.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters and the elimination of intercompany profits.  The increase is primarily due to the recognition of stock option expense during fiscal 2007.

Nine months.

Mission Systems Group.  The increase relates to improved margins within tank ammunition, specifically the M829A3 and M830A1 tactical programs, the absence of a fuze restructure charge that was included in the prior year period, an award fee tied to a successful flight intercept test along with increased volume on the SM-3 program, and higher sales and improved margins on electronic warfare programs, barrier systems, and aircraft integration, as discussed above.  These increases were partially offset by lower sales volume within precision munitions and engineering services, also discussed above.

Ammunition Systems Group.  The increase relates to higher sales, including higher medium-caliber gun sales, which have higher margins, and the lack of lower margin programs within medium-caliber ammunition that were closed out in the same period of fiscal 2006.  These increases were partially offset by a margin decline in the TNT program.

Launch Systems Group.  The increase was mainly due to increased volume and favorable contract performance on strategic programs, partially offset by lower sales and lower margins on the Orion program as a result of favorable contract close-outs recognized in the same period of the prior year.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters and the elimination of intercompany profits.  The increase is primarily due to the recognition of stock option expense of $5,286 during fiscal 2007.

Interest Expense

Quarter.

Net interest expense for the quarter ended December 31, 2006 was $19,356, an increase of $2,740 compared to $16,616 in the comparable quarter of fiscal 2006 primarily due to an increase in the average outstanding debt balance, as discussed below within “Liquidity and Capital Resources” under the heading “Debt”.

Nine months.

Net interest expense for the nine months ended December 31, 2006 was $53,498, an increase of $2,736 compared to $50,762 in the comparable nine months of fiscal 2006 due to a higher average outstanding debt balance partially offset by a lower average borrowing rate.

Income Tax Provision

	Quarters Ended					Nine Months Ended
	December 31, 2006	Effective Rate	January 1, 2006	Effective Rate	Change	December 31, 2006	Effective Rate	January 1, 2006	Effective Rate	Change

Income tax provision	$21,734	29.7%	$24,323	34.0%	$(2,589)	$69,871	34.9%	$61,039	32.8%	$8,832

ATK’s provision for income taxes includes both federal and state income taxes. The income tax provisions for the quarter and nine months ended December 31, 2006 represent effective tax rates of 29.7% and 34.9%, respectively.  The income tax provisions for the quarter and nine months ended January 1, 2006 represent effective tax rates of 34.0% and 32.8%, respectively.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The effective tax rate of 34.9% for the nine months ended December 31, 2006 differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and the following items which decrease the rate:  research and development (R&D) tax credits, extraterritorial income (ETI) exclusion tax benefits, qualified domestic manufacturing deduction (DMD) and a $239 net discrete tax benefit, as explained further below.

On December 20, 2006, the President signed the Tax Relief and Health Care Act of 2006 which reinstated the R&D tax credit from January 1, 2006 through December 31, 2007.   The extension of the R&D credit is reflected in the tax rates noted above, which includes a discrete tax benefit of $1,566 during the nine months ended December 31, 2006.

In addition, during the nine months ended December 31, 2006, there was a discrete tax expense of $610 to adjust the fiscal 2006 tax provision amounts to the returns as filed and $717 of discrete tax expense to adjust the deferred tax balances due to an internal legal entity reorganization.

The effective tax rate of 32.8% for the nine months ended January 1, 2006 differs from the federal statutory rate of 35% due to state income taxes, which increase the rate, and the following items which decrease the rate:  ETI benefits, R&D credits, DMD and a $4,403 net discrete tax benefit comprised of a $5,020 benefit from settlement of the Internal Revenue Service (IRS) audit for fiscal 2002 and 2003 and related revisions in state liabilities and a $617 expense for tax provision adjustments related to fiscal 2005 and prior years.

Minority Interest

The minority interest in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

Net Income

Quarter.

Net income for the quarter ended December 31, 2006 was $51,230, an increase of $4,131 compared to $47,099 in the comparable quarter of fiscal 2006. This increase was due to an increase of $11,436 in gross profit and a decrease in income tax expense of $2,589, partially offset by an increase in net interest expense of $2,740 and an increase in operating expenses of $7,172.

Nine months.

Net income for the nine months ended December 31, 2006 was $130,030, an increase of $5,559 compared to $124,471 in the comparable nine months of fiscal 2006. This increase was due to increases in gross profit of $39,149, partially offset by increased operating expenses of $22,033, an increase in income tax expense of $8,832, and an increase in net interest expense of $2,736.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended
	December 31, 2006	January 1, 2006	Change

Cash flows (used for) provided by operating activities	$(52,701)	$144,797	$(197,498)
Cash flows used for investing activities	(52,418)	(35,071)	(17,347)
Cash flows provided by (used for) financing activities	114,704	(83,275)	197,979
Net cash flows	$9,585	$26,451	$(16,866)

Cash used for operating activities for the nine months ended December 31, 2006 totaled $52,701, compared to cash provided of $144,797 in the comparable period of the prior year.  This change is primarily due to an increase in pension contributions of $286,873 over the prior period and an increase in cash used for compensation of $10,913 due to higher performance-based payments.

These increases were partially offset by a decrease in net cash paid for taxes of $22,390 due to the timing of higher pension contributions, a $16,339 decrease in cash paid for interest as the prior-year period included $17,000 of interest on the 8.50% Notes, which ATK repurchased through a tender offer in the fourth quarter of fiscal 2006, an increase in net income of $5,559 (which was impacted by increases in pension expense of $13,515 and share-based plans expense of $11,533 which were non-cash), and a $2,640 decrease in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) primarily due to a higher receivables balance as a result of higher sales and timing of cash receipts, offset by an increase in accounts payable relating to timing of payments to vendors.

Cash used for investing activities totaled $52,418, an increase of $17,347 compared to $35,071 used in the comparable period of the prior year primarily as a result of higher capital expenditures including expenditures made at the end of fiscal 2006, but paid during the nine months ended December 31, 2006. ATK expects fiscal 2007 capital expenditures to approximate $75,000.

Cash provided by financing activities totaled $114,704, compared to $83,275 used in the comparable period of the prior year.  Payments on debt decreased $263,957 along with a $155,000 increase in proceeds from the issuance of debt and line of credit borrowings.  In connection with the issuance of its 2.75% Convertible Senior Subordinated Notes due 2011, ATK purchased call options for $50,850 and sold warrants for $23,220, as discussed below.  Cash paid for debt issuance costs also increased by $6,750 as a result of the issuance of these notes.  Cash paid for the purchase of treasury shares increased $129,529.  The decrease in cash overdrafts was $61,496 compared to a decrease in the prior period of $6,092 due to the timing of payments.

Postretirement Benefit Plans Contributions

During the nine months ended December 31, 2006, ATK contributed $312,671 to its qualified pension plans, $6,339 directly to retirees, and $13,204 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions to its qualified pension plans during fiscal 2007 of $73,500 and $4,600 to its other PRB plans.  ATK also anticipates making additional contributions of $1,300 directly to retirees.

ATK typically generates cash flows from operating activities in excess of its commitments. ATK has several opportunities for capital deployment, which may include debt repayments, stock repurchases, pension funding, funding acquisitions, and other alternatives.

Debt

Long-term debt, including the current portion, consisted of the following:

	December 31, 2006	March 31, 2006
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	$222,750	$243,000
Revolving Credit Facility due 2009	125,000	—
8.50% Senior Subordinated Notes	—	2,596
2.75% Convertible Senior Subordinated Notes due 2011	300,000	—
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,527,750	1,125,596
Less current portion	152,000	29,596
Long-term debt	$1,375,750	$1,096,000

In September 2006, ATK completed a private offering of $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year, beginning on March 15, 2007. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2006, if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. ATK has agreed to register these notes for resale by the holders of the notes within 180 days after the closing of the offering; if the notes are not registered within the 180 days, ATK would be assessed additional interest of up to 0.50% of the principal amount. These contingently issuable shares are not included in ATK’s diluted share count for the quarter or nine months ended December 31, 2006 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $7,500 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (the 6.75% Notes) that mature on April 1, 2016. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year, beginning on December 31, 2006. ATK has the right to redeem some or all of these notes from time to time on or after April 1, 2011, at specified redemption prices. Prior to April 1, 2011, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified makewhole premium. In addition, prior to April 1, 2009, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.75% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs related to these notes of approximately $7,700 are being amortized to interest expense over ten years.

ATK’s Senior Credit Facility dated March 31, 2004 (the Senior Credit Facility), as amended in fiscal 2006, is comprised of a Term A Loan of $222,750 and a $300,000 Revolving Credit Facility maturing in 2009.  The Term A Loan had an original balance of $270,000.  ATK made scheduled payments of $27,000 in fiscal 2006 and $20,250 in the nine months ended December 31, 2006. The Term A Loan requires quarterly principal payments of $6,750 through December 2008 and a final payment of $168,750 in March 2009. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Debt issuance costs of approximately $4,500 are being amortized over the term of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on ATK’s consolidated total leverage ratio, as defined by the Senior Credit Facility. The weighted average interest rate for the Term A Loan was 6.76% at December 31, 2006. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was

0.375% at December 31, 2006. As of December 31, 2006, ATK had borrowed $125,000 against its $300,000 revolving credit facility and had outstanding letters of credit of $77,731, which reduced amounts available on the revolving facility to $97,269. ATK’s weighted average interest rate on short-term borrowings was 7.94% during the quarter ended December 31, 2006.  During fiscal 2006, ATK terminated its $100,000 notional amount interest rate swap against the Term A Loan, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense through November 2008, the original maturity date of the swap.

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at December 31, 2006 and March 31, 2006.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in ATK’s diluted share count for the quarters or nine months ended December 31, 2006 or January 1, 2006 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $4,700 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase these notes.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at December 31, 2006 and March 31, 2006.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares are not included in ATK’s diluted share count for the quarters or nine months ended December 31, 2006 or January 1, 2006 because ATK’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase these notes.

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

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2007	$81,750
Fiscal 2008	77,000
Fiscal 2009	189,000
Fiscal 2010	—
Fiscal 2011	—
Thereafter	1,180,000
Total payments	$1,527,750

Although the $125,000 revolving credit facility borrowings outstanding as of December 31, 2006, do not mature until 2009, ATK intends to repay approximately $75,000 of the borrowings in fiscal 2007. Therefore, this amount is included in the fiscal 2007 payments in the schedule above and the remaining $50,000 is included in fiscal 2008.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2024, the 2.75% Convertible Notes due 2011, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions and to make certain capital expenditures. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including: a minimum interest coverage ratio, a maximum consolidated leverage ratio, and a maximum senior leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of December 31, 2006, ATK was in compliance with the covenants.

Moody’s Investors Service has assigned ATK an issuer rating of Ba3 with a stable outlook. Standard & Poor’s Ratings Services has assigned ATK a BB corporate credit rating with a stable outlook.

ATK has limited payment requirements under the Senior Credit Facility over the next few years. ATK’s other debt service requirements consist principally of interest expense on its long-term debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances, as discussed above. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Shelf Registration.  On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time.  As of December 31, 2006, ATK has the capacity to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.
Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of December 31, 2006 or March 31, 2006.

Commodity Forward Contracts

ATK uses derivatives to hedge certain commodity price risks. As of December 31, 2006, ATK had forward contracts for copper and zinc through February 2007 that had a combined fair value of $695. The contracts essentially establish a fixed price for the underlying commodities and have been designated and qualify as effective cash flow hedges of purchases of these commodities. Ineffectiveness is calculated as the amount the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated other comprehensive (loss) income (OCI) in the financial statements as of December 31, 2006.  The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarters and nine months ended December 31, 2006 and January 1, 2006:

	Quarters Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Beginning of period unrealized gain (loss) in accumulated OCI	$3,389	$6,759	$15,162	$(627)
(Decrease) increase in fair value of derivatives	(249)	8,701	14,670	16,737
Gains reclassified from OCI, offsetting the price paid to suppliers	(2,445)	(3,670)	(29,137)	(4,320)
End of period unrealized gain in accumulated OCI	$695	$11,790	$695	$11,790

The amount of ineffectiveness recognized in earnings for these contracts was insignificant during the quarters and nine months ended December 31, 2006 and January 1, 2006.  ATK expects that substantially all of the unrealized gains will be realized and reported in cost of sales during the next twelve months as the cost of the commodities are included in cost of sales. Estimated and actual gains or losses will change as market prices change.

Share Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100,000.  Through the second quarter of fiscal 2007, ATK repurchased 2,585,200 shares for $201,880.  ATK made no share repurchases during the quarter ended December 31, 2006.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.00% as of December 31, 2006 and 3.25% as of March 31, 2006. The decrease in the rate during the nine months ended December 31, 2006 resulted in additional expense of approximately $300.  The following is a summary of the amounts recorded for environmental remediation:

	December 31, 2006		March 31, 2006
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(65,833)	$40,346	$(67,065)	$39,772
Unamortized discount	9,841	(5,317)	11,470	(6,087)
Discounted (liability) receivable	$(55,992)	$35,029	$(55,595)	$33,685

As of December 31, 2006, the estimated discounted range of reasonably possible costs of environmental remediation was $55,992 to $96,188.

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

With respect to ATK’s firm fixed-price contract to supply the DoD’s small-caliber ammunition needs through April 1, 2010, significant increases in commodities can negatively impact operating results.  Depending on market conditions, ATKhas historically entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of ATK’s copper purchases under the small-caliber ammunition contract were hedged through September 30, 2006. Since September 30, ATK has purchased a majority of the copper for use in this contract at prevailing market prices. Depending on market conditions, ATK will continue to evaluate commodity hedging as a means to reduce the impact of commodity price fluctuations.  ATK is currently working within the terms of its contract to mitigate impacts from the increased cost of copper. Depending on the timing and outcome of these actions, the Ammunition Systems Group’s operating results could be adversely impacted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the section titled “Inflation and Commodity Price Risk”.

There have been no other material changes in ATK’s market risk during the quarter or nine months ended December 31, 2006. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

As of December 31, 2006, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the quarter ended December 31, 2006, there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
October 2 – October 29	1,969	$81.35	—
October 30 – November 26	—	—	—
November 27 – December 31	140	77.31	—
Fiscal quarter ended December 31, 2006	2,109	$81.08	—	1,099,696

(1)        Of the transactions noted, 2,109 shares purchased represent shares withheld to pay taxes upon vesting of restricted stock, which were granted under ATK’s incentive compensation plans.

(2)        On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100 million.  During the nine months ended December 31, 2006, ATK repurchased 2,585,200 shares for $201.9 million.  As of December 31, 2006, there were 1,099,696 remaining shares authorized to be repurchased.

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
10.1

Non-Employee Director Restricted Stock Award and Stock Deferral Program Under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 30, 2006).

10.2	Amendment 1 to Alliant Techsystems Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 30, 2006).
10.3	Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated October 30, 2006).
10.4	Amendment 1 to Alliant Techsystems Inc. Management Compensation Plan.
14.1	ATK Business Ethics Code of Conduct (incorporated by reference to Exhibit 14.1 to Form 8-K dated October 30, 2006).
31.1	Rule 13a-14a Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: February 2, 2007	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)