Form 10-K
period 2007-03-31
ALLIANT TECHSYSTEMS INC
filed 2007-05-25
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Large Accelerated Filer ☒        Accelerated Filer ☐        Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 1, 2006, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $2.658 billion (based upon the closing price of the common stock on the New York Stock Exchange on September 29, 2006).

As of April 28, 2007, there were 33,121,292 shares of the Registrant’s voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.                BUSINESS

Alliant Techsystems Inc. (“ATK” or the “Company”) is an advanced weapon and space systems company with approximately 16,000 employees and operations in 21 states.

ATK was incorporated in Delaware in 1990 when Honeywell Inc. spun off its defense businesses to its stockholders. The spin-off became effective in September 1990, when Honeywell transferred to ATK substantially all of the assets and liabilities of those businesses. Honeywell subsequently distributed to its stockholders in October 1990 all of ATK’s outstanding common stock on a pro rata basis. In 1995 we entered the aerospace market with the acquisition of Hercules Aerospace. Since then we have grown to become a leading supplier of aerospace and defense products to the U.S. government, allied nations, and prime contractors. We are also a major supplier of ammunition and related accessories to law enforcement agencies and commercial customers.

We have grown significantly over the past several years as a result of both internal expansion and a series of acquisitions, including:

•       Thiokol Propulsion in April 2001.

•       The Sporting Equipment Group of Blount International, Inc. in December 2001.

•       The ordnance business of The Boeing Company in May 2002.

•       The assets of Science and Applied Technology, Inc. in October 2002.

•       Composite Optics, Inc. in January 2003.

•       Micro Craft and GASL in November 2003.

•       Mission Research Corporation in March 2004.

•       The PSI Group in September 2004.

We conduct our business through a number of separate legal entities that are listed in Exhibit 21 to this report. These legal entities are grouped into our operating segments. Effective April 1, 2006, we realigned our business operations. As a result of this realignment, we changed the name of our ATK Thiokol segment to Launch Systems Group and changed the name of our Ammunition segment to Ammunition Systems Group, and consolidated the Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research segments into a new segment, Mission Systems Group. In addition, a program was transferred from the Mission Systems Group to the Launch Systems Group as of April 1, 2006. Following this realignment, we have three segments: Mission Systems Group, Ammunition Systems Group, and Launch Systems Group. The April 1, 2006 realignment is reflected in the information contained in this report and the segment information for prior periods has been restated.

Sales, income before interest, income taxes and minority interest, total assets, and other financial data for each segment for the three years ended March 31, 2007 are set forth in Note 14 to the consolidated financial statements, included in Item 8 of this report.

References in this report to a particular fiscal year are to the year ended March 31 of that calendar year.

Mission Systems Group

The Mission Systems Group operates in four areas: Weapon Systems, Aerospace Systems, Space Systems, and Technical Services.

Weapon Systems

We develop and produce advanced missile systems, precision-guided munitions, force protection systems, speed-of-light weapons, soldier weapon systems, barrier systems, and large-caliber ammunition for the U.S. government and its allies. We are also a subcontractor to prime contractors, supplying tactical and hypersonic propulsion systems, warheads, fuzes, and missile defense divert and control systems.

As a prime contractor, we are developing low-cost, innovative advanced weapon systems that will provide precision and effectiveness for combat forces, artillery batteries, naval gun systems, tanks, and tactical aircraft. Major programs include the Precision Guided Mortar Munition, Precision Guidance Kit, Ballistic Trajectory Extended Range Munition, Mid-Range Munition, and Advanced Anti-Radiation Guided Missile. We also produce 120mm ammunition for main battle tanks and 105mm ammunition for mobile gun systems.

Our force protection weapon systems are designed to protect military forces from ground and air threats. Key programs include the Spider combat barrier systems; the Shielder anti-tank barrier system; the XM25 airburst weapon system; and the Pulsed-Energy Projectile non-lethal weapon.

As a subcontractor, our work in missile defense primarily includes production of the third-stage motor and divert and attitude control system for the Standard Missile-3, the interceptor component of the U.S. Navy Aegis Ballistic Missile Defense System.

We produce rocket motors for tactical weapons fired by aircraft, ships, ground platforms, and combat troops. Major programs include propulsion for the only two U.S. air-to-air missiles in production, the Sidewinder and the Advanced Medium-Range Air-to-Air Missile; propulsion for the Army’s surface-to-surface, Non-Line of Sight—Precision Attack Missile; the Hellfire and Maverick air-to-surface missiles; and the Evolved Sea Sparrow surface-to-air missile. We also manufacture warheads for air-to-air and air-to-surface missiles.

We develop and produce precision fuzes to detonate military munitions, including conventional and precision-guided air-delivered bombs, artillery rounds, medium-caliber ammunition and mortar projectiles, and training hand grenades.

Aerospace Systems

We are a prime contractor on a variety of electronic warfare and aircraft integration programs. We also supply products to other prime contractors, including precision-engineered, low-observable structural components, high-temperature engine components, and high-performance radomes and apertures.

Electronic warfare products include the AN/AAR-47 Missile Warning System, designed to protect aircraft against surface-to-air and air-to-air missiles and laser-guided and laser-aided threats.

We are integrating sensor, display, and radar systems on military and commercial aircraft used by the Air National Guard and the Department of Homeland Security. The aircraft perform a variety of missions, including border surveillance, drug enforcement, intelligence gathering, and search and rescue.

Our lightweight, high-strength composite structures fly on aircraft and space launch vehicles. Aircraft structures include fan containment cases for the new General Electric GEnx aircraft engine, components for the F-22 Raptor, and an extensive range of external skins and components for the F-35 Joint Strike Fighter. Space launch structures fly on commercial rockets used to deploy satellites and on military rockets used for ballistic missile defense, prompt global strike, strategic nuclear deterrence, and satellite launch and deployment.

Space Systems

We supply a wide variety of satellite components and sub-systems to prime contractors, classified customers, and other ATK businesses, for military, civil, and commercial applications.

We design and produce solar arrays and solar panel substrates that generate power during the life of spacecraft. Major products include the Puma Solar Array for Global Positioning System satellites; Ultraflex solar array for civil space programs; and the Advanced Deployable Solar Sail.

We supply optical support structures that perform with precision in cryogenic temperatures, providing spacecraft telescopes and imaging systems like the Hubble Space Telescope the stability required for astronomical observations.

Our titanium propellant tanks for satellites, space launch vehicles, and space exploration vehicles have been part of many U.S. launch vehicles and geosynchronous earth orbit satellites.

Major composite products include advanced lightweight, high-performance radio frequency antenna reflectors and antennas that enable spacecraft to send and receive communications. We also produce composite bus structures, towers, and subsystems that house flight systems for satellites. Our mission-enabling, space-qualified deployable booms and masts play a role in the launch and recovery of space hardware.

Our STAR™ orbit insertion motors place satellites into orbit, serve as upper stages for launch vehicles, and provide earth escape velocity for spacecraft. Our STAR™ retro/separation motors separate payloads from launch vehicles and decelerate spacecraft as they descend to land on planetary surfaces.

Technical Services

We provide scientific, engineering, and technical assistance; contract research and development services; and specialized testing to prime contractors and government agencies. Our areas of technical expertise include radio frequency design; advanced signal processing; electro-optical and infrared systems; hardened microelectronics; and system survivability.

Ammunition Systems Group

The Ammunition Systems Group develops and produces military ammunition and gun systems; civil ammunition and accessories; and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

Military Ammunition and Gun Systems

We manufacture a variety of small-caliber training and combat ammunition rounds at the Lake City Army Ammunition Plant in Independence, Missouri, where production totaled approximately 1.4 billion rounds in fiscal year 2007. The Lake City contract represented approximately 14% of ATK’s total fiscal 2007 sales. ATK took over operation of this facility on April 1, 2000 and is responsible for managing it, including leasing excess space to third parties in the private sector. ATK has a 10-year production contract to supply the Army’s small-caliber ammunition needs that expires April 1, 2010. ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 15 years after the plant production contract, if the plant production contract is not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract. We also conduct small-caliber ammunition research and development activities for the U.S. Army. Current projects include the development of technology to replace lead in training ammunition with more environmentally friendly materials and caseless ammunition.

Medium-caliber ammunition products comprise various families of training and tactical ammunition fired from ground and air combat platforms like the Bradley Fighting Vehicle, Light Armored Vehicle, Apache and Blackhawk helicopters, A-10 close-combat support aircraft, and AC-130 gunship aircraft. New products include air-bursting ammunition.

We develop and manufacture a family of chain guns for medium-caliber gun systems that provides armament for U.S. and allied combat vehicles, helicopters, and naval vessels. Our gun systems are used on the Bradley Fighting Vehicle, Light Armored Vehicle, Expeditionary Fighting Vehicle, and Apache helicopter. We have supplied more than 15,000 medium-caliber gun systems to the U.S. military and 20 allied nations, including Poland, Finland, Denmark, the Netherlands, Switzerland, Norway, and the Czech Republic.

Civil Ammunition and Accessories

We develop and supply ammunition to law enforcement agencies and sport shooting enthusiasts under several different brands, including Federal Premium®, Fusion®, CCI®, Speer®, Blazer® and Estate Cartridge®. Our sport shooting products are distributed through mass merchants and specialty sporting equipment stores and distributors. Law enforcement products are sold to agencies such as the Federal Bureau of Investigation, the Federal Law Enforcement Training Center, and the Department of Homeland Security.

Our accessory portfolio includes products and equipment for sport shooting enthusiasts who reload their own ammunition; gun care products; targets and traps; and rifle scope mounts. They are marketed under a number of different brands, including RCBS®, Outers®, Champion®, Shooter’s Ridge®, Weaver®, Redfield®, and Simmons®. They are distributed through mass merchants and specialty sporting equipment stores and distributors.

Propellant and Energetic Material

We develop and manufacture solid extruded propellant for more than 25 types of military ammunition and rocket systems. Major production programs include propellant for medium caliber and tank ammunition, artillery charge systems, and air and ground launched rockets. We also produce commercial gun powder for sporting ammunition manufacturers and hunters and sport shooters who reload their own ammunition.

We are the only supplier of TNT to the U.S. Department of Defense. This product is used primarily as explosive material for bombs and artillery projectiles and is produced at the Radford Army Ammunition Plant in Radford, Virginia. We are also the only North American supplier of military-specification nitrocellulose used in all small, medium and large caliber propellant, and rocket motors.

Launch Systems Group

The Launch Systems Group produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. Other products include ordnance which includes decoy and illuminating flares.

Human Space Launch Vehicles

We are the sole manufacturer of the Reusable Solid Rocket Motor (“RSRM”) used to launch the National Aeronautics and Space Administration’s (“NASA”) Space Shuttle. In addition, we manufacture the booster separation systems that release the motors away from the Shuttle orbiter and the main liquid fuel tank. A set of two RSRMs provides propulsion, in tandem with a liquid propulsion system, for the Space Shuttle. The RSRM uses a metal case and nozzle components that are recovered from the ocean after each flight. The metal cases and nozzle components are then cleaned, refurbished, and manufactured for reuse. The RSRM program represented 11% of ATK’s total fiscal 2007 sales.

In 2006, we were chosen by NASA to design, develop, and manufacture the first-stage for the next-generation Ares I Crew Launch Vehicle, which will replace the Space Shuttle scheduled for retirement from service as early as 2010. As the prime contractor for first-stage, in addition to a new five segment motor derived from the Space Shuttle’s four segment Reusable Solid Rocket Motor, we are also responsible for thrust vector control, stage separation motors, forward and aft interface structures, ordnance, and parachute recovery systems. The first test flight is scheduled for 2009.

We recently submitted our proposal to NASA in the competition for the Ares I Upper Stage contract. In this proposal, we lead a team including Lockheed Martin and Pratt & Whitney Rocketdyne to perform development and production of the upper stage of the Ares I Crew Launch Vehicle. The contract spans a 10 year period and it is expected that NASA will make its selection in August 2007.

We are also on a team selected by NASA to build the launch abort system for the Orion Crew Exploration Vehicle, the primary payload for the Ares I vehicle. We are designing, developing, and manufacturing the main separation motor that is located on top of the Orion capsule that is designed to pull the crew away from the launch vehicle should problems develop during the launch phase.

Cargo Space Launch Vehicles

The five-segment reusable solid rocket motor we are developing for the Ares I Crew Launch Vehicle will also serve as the first-stage propulsion system for the NASA Ares V Cargo Launch Vehicle, the primary heavy lift launch vehicle supporting future missions to the Moon and beyond. Development activities to support application of the five-segment motor to the Ares V are expected to begin by 2010.

We are also developing the ATK Launch Vehicle in response to an emerging need for an operational responsive capability to quickly place small communications and surveillance satellites in orbit in support of military operations. The inaugural suborbital launch is planned for late 2007.

We manufacture a variety of rocket motor systems for launch vehicles that place payloads into orbit for commercial and government customers. These include motors supporting Boeing Delta launch vehicles; Orion® motors for Orbital Science Corporation Pegasus®, Taurus®, and Minotaur launch vehicles; and CASTOR® motors for Japan’s H-IIA rocket and the Orbital Taurus rocket.

Conventional and Strategic Missiles

We are refurbishing all three rocket motor stages for the U.S. Air Force silo-based Minuteman III Intercontinental Ballistic Missile under a contract from Northrop Grumman. We also manufacture rocket motor systems for all three stages of the U.S. Navy submarine-launched Trident II (D5) missile under a contract from Lockheed Martin Space Systems Company.

Conventional missile development programs include the U.S. Navy’s Submarine Launched Intermediate Range Ballistic Missile, which will travel at supersonic speed to reach targets within 15 minutes to provide the U.S. with a prompt global strike capability. Together with Lockheed Martin, we successfully completed a booster system demonstration for this program in 2006.

Missile Defense Interceptors

Under a contract from Orbital Sciences Corporation, we supply Orion® rocket motor systems for all three stages of the Ground-based Midcourse Defense system, which is designed to intercept and destroy long-range ballistic missiles during their midcourse phase of flight.

We supply rocket motor systems for all three stages of the Kinetic Energy Interceptor, which is designed to destroy medium-range, intermediate-range, and intercontinental ballistic missiles during the boost and ascent phases of flight. Northrop Grumman is the prime contractor on the program.

Customers

Our sales come primarily from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. As the various U.S. Government customers, including the U.S. Army, the U.S. Air Force, the National Aeronautics and Space Administration (NASA), and the U.S. Navy, make independent purchasing decisions, we do not generally regard the U.S. Government as one customer. Instead, we view each agency as a separate customer.

Fiscal 2007 sales by customer were as follows:

Sales to:	Percent of Sales
U.S. Army	29%
U.S. Air Force	17%
NASA	15%
U.S. Navy	13%
Other U.S. Government customers	5%
Total U.S. Government customers	79%
Commercial and foreign customers	21%
Total	100%

Sales to U.S. Government and its prime contractors during the last three fiscal years were as follows:

Fiscal	U.S. Government sales	Percent of sales
2007	$2,817 million	79%
2006	2,549 million	79%
2005	2,186 million	78%

Our reliance on U.S. Government contracts entails inherent benefits and risks, including those particular to the aerospace and defense industry. We derived approximately 14% of our total fiscal 2007 sales from the military small-caliber ammunition contract at Lake City and approximately 11% from the Reusable Solid Rocket Motor contract with NASA. No other single contract contributed more than 10% of our sales in fiscal 2007. Our top five contracts accounted for approximately 37% of fiscal 2007 sales.

The breakdown of our fiscal 2007 sales to the U.S. Government as a prime contractor and a subcontractor was as follows:

Sales as a prime contractor	62%
Sales as a subcontractor	38%
Total	100%

No single customer, other than the U.S. Government customers listed above, accounted for more than 10% of our fiscal 2007 sales.

Foreign sales for each of the last three fiscal years are summarized below:

Fiscal	Foreign sales	Percent of sales
2007	$247 million	6.9%
2006	227 million	7.1%
2005	195 million	7.0%

Sales to foreign governments must be approved by the U.S. Department of Defense and the U.S. State Department or U.S. Commerce Department. Our products are sold both directly and through the U.S. Government to U.S. allies. Approximately 48% of these sales were in the Mission Systems Group, 47% of these sales were in the Ammunition Systems Group, and 5% were in the Launch Systems Group.

Our major law enforcement customers include large metropolitan police departments, the Department of Homeland Security, the Federal Bureau of Investigation, and the U.S. Secret Service. Major customers of our civil ammunition business include retailers such as Wal-Mart, Cabela’s, and Gander Mountain, as well as large wholesale distributors.

Backlog

Contracted backlog is the estimated value of contracts for which we are authorized to incur costs and for which orders have been recorded, but for which revenue has not yet been recognized. The total amount of contracted backlog was approximately $4.0 billion and $3.7 billion as of March 31, 2007 and 2006, respectively. Included in contracted backlog as of March 31, 2007 was $0.4 billion of contracts not yet funded. Approximately 27% of contracted backlog as of March 31, 2007 is not expected to be filled within fiscal 2008.

Total backlog, which includes contracted backlog plus the value of unexercised options, was approximately $4.7 billion as of March 31, 2007 and $4.8 billion as of March 31, 2006.

Seasonality

Sales of sporting ammunition have been historically lower in our first fiscal quarter. Our other businesses are not generally seasonal in nature.

Competition

Our aerospace and defense businesses compete against other U.S. and foreign prime contractors and subcontractors, many of which have substantially more resources to deploy than we do in the pursuit of government and industry contracts. Our ability to compete successfully in this environment depends on a number of factors, including the effectiveness and innovativeness of research and development programs, our ability to offer better program performance than our competitors at a lower cost, our readiness with respect to facilities, equipment, and personnel to undertake the programs for which we compete, and our past performance and demonstrated capabilities. Additional information on the risks related to competition can be found under “Risk Factors” in Item 1A. of this report.

Our civil ammunition and accessory businesses compete against manufacturers with well-established brand names and strong market positions. A key strategy in these highly competitive markets is the consistent flow of new and innovative products. We also attempt to control operating costs, particularly for raw materials, since retail consumer purchasing decisions are often driven by price. Enhanced product performance is especially important to our law enforcement customers since they rely on our products to protect and serve the public.

ATK generally faces competition from a number of competitors in each business area, although no single competitor competes along all three of ATK’s segments. ATK’s principal competitors in each of its segments are as follows:

Mission Systems Group:   Aerojet-General Corporation, a subsidiary of GenCorp Inc.; General Dynamics Corporation; Lockheed Martin Corporation; Raytheon Company; Textron Inc.; Pratt & Whitney Space and Missile Propulsion of United Technologies Corporation; The Boeing Company; L-3 Communications Corporation; Northrop Grumman Corporation; GKN plc; AAR Corp.; Vought Aircraft Industries, Inc.; Goodrich Corporation; Applied Aerospace Structures Corporation; Science Applications International Corporation (SAIC); Ball Aerospace & Technologies Corporation, a subsidiary of Ball Corporation; and Georgia University of Technology.

Ammunition Systems Group:   General Dynamics Ordnance and Tactical Systems, Inc., a subsidiary of General Dynamics Corporation; BAE Systems; Winchester Ammunition of Olin Corporation; Remington Arms; and various smaller manufacturers and importers, including Hornady, Black Hills Ammunition, Wolf, Rio Ammunition, Fiocchi Ammunition, and Selliers & Belloitt.

Launch Systems Group:   Aerojet-General Corporation, a subsidiary of GenCorp Inc. and Pratt & Whitney Rocketdyne, Inc., a subsidiary of United Technologies Corporation.

Research and Development

We conduct extensive research and development (“R&D”) activities. Company-funded R&D is primarily for the development of next-generation technology. Customer-funded R&D comprises primarily activities we conduct under contracts with the U.S. Government and its prime contractors. R&D expenditures in each of the last three fiscal years were as follows:

Fiscal	Company-funded Research and Development	Customer-funded Research and Development
2007	$61.5 million	$596.6 million
2006	51.5 million	594.9 million
2005	39.1 million	478.1 million

Raw Materials

We use a broad range of raw materials in manufacturing our products, including aluminum, steel, copper, lead, graphite fiber, and epoxy resins and adhesives. We monitor the sources from which we purchase these materials in an attempt to ensure there are adequate supplies to support our operations. We also monitor the prices of materials, particularly commodity metals like copper, which have increased dramatically over the past several years.

We procure these materials from a variety of sources. In the case of our government contracts, we are often required to purchase from sources approved by the U.S. Department of Defense. When these suppliers or others choose to eliminate certain materials we require from their product offering, we attempt to qualify other suppliers or replacement materials to ensure there are no disruptions to our operations. Additional information on the risks related to raw materials can be found under “Risk Factors” in Item 1A. of this report.

Patents and Tradenames

As of March 31, 2007, we owned 417 U.S. patents and 365 foreign patents. We also had approximately 145 U.S. patent applications and approximately 150 foreign patent applications pending.

Although we manufacture various products covered by patents, we do not believe that any single existing patent, license, or group of patents is material to our success. We believe that unpatented research, development, and engineering skills also make an important contribution to our business. The U.S. Government typically receives royalty-free licenses to inventions made under U.S. Government contracts. Consistent with our policy to protect proprietary information from unauthorized disclosure, we ordinarily require employees to sign confidentiality agreements as a condition of employment.

As many of our products are complex and involve patented and other proprietary technologies, we face a risk of claims that we have infringed upon third-party intellectual property rights. Such claims could result in costly and time-consuming litigation, the invalidation of intellectual property rights, or increased licensing costs.

Regulatory Matters

U.S. Governmental Contracts

We are subject to the procurement policies and procedures set forth in the Federal Acquisition Regulation (“FAR”). The FAR governs all aspects of government contracting, including competition and acquisition planning; contracting methods and contract types; contractor qualifications; and acquisition procedures. Every government contract contains a list of FAR provisions that must be complied with in order for the contract to be awarded. The FAR provides for regular audits and reviews of contract procurement, performance, and administration. Failure to comply with the provisions of the FAR could result in contract termination.

The U.S. Government may terminate its contracts with its suppliers, either for its convenience or in the event of a default as a result of our failure to perform under the applicable contract. If a cost-plus contract is terminated for convenience, we are entitled to reimbursement of our approved costs and payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated for convenience, we are entitled to payment for items delivered to and accepted by the U.S. Government and fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default, we are paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government and may be liable to the U.S. Government for repayment of any advance payments and progress payments related to the terminated portions of the contract, as well as excess costs incurred by the U.S. Government in procuring undelivered items from another source. Additional information on the risks related to government contracts can be found under “Risk Factors” in Item 1A. of this report.

We also must comply with U.S. and foreign laws governing the export of munitions and other controlled products and commodities. These include regulations relating to import-export control; exchange controls; the Foreign Corrupt Practices Act; and the anti-boycott provisions of the U.S. Export Administration Act.

Environmental

Our operations are subject to a number of federal, state, and local environmental laws and regulations that govern the discharge, treatment, storage, remediation and disposal of certain materials and wastes. Compliance with these laws and regulations is a responsibility we take seriously. We believe that forward-looking, proper, and cost-effective management of air, land, and water resources is vital to the long-term success of our business. Our environmental policy identifies key objectives for implementing this commitment throughout our operations. Additional information on the risks related to environmental matters can be found under “Risk Factors” in Item 1A. of this report.

Employees

As of March 31, 2007, ATK had approximately 16,000 employees. Approximately 12% of these employees were covered by collective bargaining agreements. The majority of represented employees work at three locations. Two of the major collective bargaining agreements have three-year terms, expiring in 2010. One agreement will be renegotiated in the fall of 2007.

Executive Officers

The following table sets forth certain information with respect to ATK’s executive officers as of May 1, 2007:

Name	Age	Title
Daniel J. Murphy	58	Chairman of the Board, President and Chief Executive Officer
Steven J. Cortese	45	Senior Vice President Washington Operations
John J. Cronin	50	Senior Vice President and President Mission Systems Group
Mark W. DeYoung	48	Senior Vice President and President Ammunition Systems Group
Ronald D. Dittemore	55	Senior Vice President and President Launch Systems Group
Mark L. Mele	50	Senior Vice President Corporate Strategy
Paula J. Patineau	53	Senior Vice President Human Resources and Administrative Services
Keith D. Ross	50	Senior Vice President, General Counsel and Secretary
John L. Shroyer	43	Senior Vice President and Chief Financial Officer

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

Steven J. Cortese has held his present position since joining ATK in October 2006. Prior to joining ATK, he served as Vice President, Programs and Budgets for Lockheed Martin Washington Operations from 2003 to 2006. Prior to that he served the U.S. Senate Appropriations Committee in a number of key staff leadership posts from 1986 to 2003, including Minority and Majority Staff Director for the full committee.

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

Mark W. DeYoung has served in his present position since 2002, holding the title of Senior Vice President and President Ammunition Systems Group since April 2006, Senior Vice President, Ammunition, from 2004 to 2006, and Group Vice President, Ammunition, from 2002 to 2004. He was President, ATK Ammunition and Related Products, from 2001 to 2002. Before that, he was President, ATK Lake City Ammunition.

Ronald D. Dittemore has held his present position since 2004, holding the title of Senior Vice President and President Launch Systems Group since April 2006 and Senior Vice President, ATK Thiokol from 2004 to 2006. Mr. Dittemore joined ATK in 2003 as assistant to the Chief Operating Officer, following a 26-year career with NASA. He served in several NASA senior executive positions, including Director of the Space Shuttle Program.

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

Available Information

You can find reports on our company filed with the Securities and Exchange Commission (“SEC”) on our Internet site at www.atk.com under the “Investor Relations” heading free of charge. These include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make these reports available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

You can also obtain these reports from the SEC’s Public Reference Room, which is located at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by phone (1-800-SEC-0330) or on the Internet (www.sec.gov). This site contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.        RISK FACTORS

ATK is subject to a number of risks, including those related to being a U.S. Government contractor. Some of the risks facing ATK are discussed below.

ATK’s business could be adversely impacted by reductions or changes in NASA or U.S. Government military spending.

As the majority of ATK’s sales are to the U.S. Government and its prime contractors, ATK depends heavily on the contracts underlying these programs. Also, significant portions of ATK’s sales come from a small number of contracts. ATK’s top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 37% of fiscal 2007 sales. ATK’s military small-caliber ammunition contract contributed approximately 14% of total fiscal 2007 sales, and ATK’s contract with NASA for the Reusable

Solid Rocket Motors (RSRM) for the Space Shuttle represented 11% of ATK’s total fiscal 2007 sales. The loss or significant reduction of a material program in which ATK participates could have a material adverse effect on ATK’s operating results, financial condition, or cash flows.

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

In 2006, ATK was chosen by NASA to design, develop, and manufacture the first-stage for the next-generation Ares I Crew Launch Vehicle, which will replace the Space Shuttle launch system scheduled for retirement from service as early as 2010. As the prime contractor for first-stage, in addition to a new five segment motor derived from the Space Shuttle’s four segment Reusable Solid Rocket Motor (“RSRM”), ATK is also responsible for thrust vector control, stage separation motors, forward and aft interface structures, ordnance, and parachute recovery systems. The first test flight is scheduled for 2009. ATK believes that its RSRM products used on the Space Shuttle and the ARES I Crew Launch Vehicle will be important to achieving affordable launch systems for NASA.

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

The following table summarizes how much each of these types of contracts contributed to ATK’s U.S. Government business in fiscal 2007:

Cost-plus contracts:
Cost-plus-fixed-fee	12%
Cost-plus-incentive-fee/cost-plus-award-fee	27%
Fixed-price contracts:
Firm-fixed-price	61%
Total	100%

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

ATK has a substantial amount of indebtedness. As of March 31, 2007, ATK had total debt of $1.455 billion. In addition, ATK had $82.9 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $417.1 million of availability under its revolving credit facility. Additional information on ATK’s debt can be found under “Liquidity and Capital Resources” in Item 7 of this report.

ATK has demands on its cash resources in addition to interest and principal payments on its debt, including, among others, operating expenses. ATK’s level of indebtedness and these significant demands on ATK’s cash resources could:

•       make it more difficult for ATK to satisfy its obligations,

•       require ATK to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, share repurchases, and other general corporate purposes,

•       limit ATK’s flexibility in planning for, or reacting to, changes in the defense and aerospace industries,

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

ATK encounters competition for most contracts and programs. Some of these competitors have substantially greater financial, technical, marketing, manufacturing, distribution, and other resources. ATK’s ability to compete for these contracts depends to a large extent upon:

•       its effectiveness and innovativeness of research and development programs,

•       its ability to offer better program performance than the competitors at a lower cost,

•       its readiness with respect to facilities, equipment, and personnel to undertake the programs for which it competes, and

•       its past performance and demonstrated capabilities.

In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition. ATK’s sole-source contracts accounted for 65% of U.S. Government sales in fiscal 2007 and include the following programs: RSRM Space Shuttle boosters, Ares I stage I, Kinetic Energy Interceptor, Trident II missiles, Minuteman III Propulsion Replacement Program, Advanced Medium-Range Air-to-Air Missile (AMRAAM), Hellfire, Sensor Fuzed Weapon propulsion systems, M830A1 multi-purpose tank ammunition rounds, M829A3 tank ammunition, Mk-90 propellant grains for the Hydra 70 and APKWS unguided and guided applications, M789 Lightweight 30 High Explosive Dual Purpose (HEDP) for medium-caliber ammunition, the AAR-47 missile warning system, Javelin launch tubes, Solid Divert and Attitude Control Systems and Third Stage Rocket Motors (SDACS/TSRM), STAR™ Motors, the Nautilus program, Advanced Anti-Radiation Guided Missile (AARGM), Mobile Ground-to-Air Radar Jamming System (MGARJS), Spider Barrier System, and the XM-8/XM-25 Family of Gun Systems.

In the commercial ammunition and accessories markets, ATK competes against manufacturers that have well-established brand names and strong market positions.

The downsizing of the munitions industrial base has resulted in a reduction in the number of competitors through consolidations and departures from the industry. This has reduced the number of competitors for some contracts and programs, but has strengthened the capabilities of some of the remaining competitors. In addition, it is possible that there will be increasing competition from the remaining competitors in business areas where they do not currently compete, particularly in those business areas dealing with electronics.

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

ATK monitors sources of supply to attempt to assure that adequate raw materials and other supplies needed in manufacturing processes are available. As a U.S. Government contractor, ATK is frequently limited to procuring materials and components from sources of supply approved by the U.S. Department of Defense (DoD). In addition, as business conditions, the DoD budget, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The supply of ammonium perchlorate, a principal raw material used in ATK’s operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion, or other problem impacting all production. ATK may also rely on one primary supplier for other production materials. Although other suppliers of the same materials may exist, the addition of a new supplier may require ATK to qualify the new source for use. The qualification process may impact ATK’s profitability or ability to meet contract deliveries.

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

ATK is subject to environmental laws and regulations that govern both past practices and current compliance which may expose ATK to adverse consequences.

ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate, remediate, or provide resource restoration. ATK could incur substantial costs, including remediation costs, restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.

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

•       ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. (Alcoa) in fiscal 2002. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29 million, ATK and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, and ATK is responsible for any payments in excess of $49 million.

•       With respect to the civil ammunition business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extended through December 7, 2006, are capped at $30 million, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125 million, less payments previously made.

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

In December 2001, ATK received notice from the State of Utah of a potential claim against ATK under Section 107(f) of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State’s rights under CERCLA, also expressly acknowledged the State’s willingness to allow ATK to go forward with its currently-planned monitoring and remediation program. The State’s preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules’ manufacturing operations at the site. ATK has had discussions with the State regarding this claim and entered into a tolling agreement with the State in fiscal 2002. In fiscal 2003, ATK entered into a similar tolling agreement with the State regarding the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol. These agreements effectively defer the bringing of any potential claim against ATK by the State for a period of at least 10 years. These agreements allow ATK time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. Although ATK has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to ATK with respect to the affected areas, ATK cannot yet predict if or when a suit may be filed against it, nor can ATK determine any additional costs that may be incurred in connection with this matter.

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

ITEM 2.                PROPERTIES

Facilities.   As of March 31, 2007, ATK occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 19 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government.

As of March 31, 2007, ATK’s operating segments had significant operations at the following locations:

Mission Systems Group

Commerce, CA; Corona, CA; Goleta, CA; San Diego, CA; Woodland Hills, CA; Clearwater, FL; Elkton, MD; Elk River, MN; Plymouth, MN; Iuka, MS; Albuquerque, NM; Ronkonkoma, NY; Dayton, OH; Tullahoma, TN; Fort Worth, TX; Clearfield, UT; Rocket Center, WV

Ammunition Systems Group	Mesa, AZ; Oroville, CA; Lewiston, ID; Anoka, MN; Independence, MO; Radford, VA; Onalaska, WI
Launch Systems Group	Brigham City/ Promontory, UT; Magna, UT; Clearfield, UT
Corporate	Edina, MN

The following table summarizes the floor space occupied by each operating segment as of March 31, 2007:

	Owned	Leased	Government Owned(1)	Total
	(thousands of square feet)
Mission Systems Group	670	2,479	874	4,023
Ammunition Systems Group	1,611	63	6,362	8,036
Launch Systems Group	5,215	855	767	6,837
Corporate	—	105	—	105
Total	7,496	3,502	8,003	19,001
Percentage of total	40%	18%	42%	100%

(1)          These facilities are occupied rent-free under facilities contracts that generally require ATK to pay for all utilities, services, and maintenance costs.

Land.   ATK also uses land that it owns or leases for assembly, test, and evaluation, including in Brigham City, Corrine, and Magna, UT, which is used by the Launch Systems Group; and in Elk River, MN and Socorro, NM, which is used by the Mission Systems Group.

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

On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK’s LUU series illuminating flares. ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products. Further details regarding the investigation were not provided to ATK. On or about March 13, 2007, ATK received notice, for the first time, of the source and basis of the Government’s investigation, certain aspects of which remain confidential.

ATK has cooperated with the investigation and voluntarily produced documents to the DOJ; however, ATK denies any allegations of improper conduct. Based on what is known to ATK about the subject matter under investigation, ATK does not believe that it has violated any law or regulation and believes it could assert valid defenses to any legal action that might be associated with this investigation. Although it is not possible at this time to predict the outcome of the DOJ’s investigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.

Environmental Liabilities.   ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damages to the environment. Due in part to their complexity and pervasiveness, such laws and regulations have resulted in ATK being involved with a number of related legal proceedings, claims, and remediation obligations. ATK routinely assesses, based on in-depth studies, expert analyses, and legal reviews, its contingencies, obligations, and commitments for remediation of contaminated sites and past practices, including assessments of ranges and probabilities of recoveries from other responsible parties. ATK’s policy is to accrue and charge to expense in the current period any identified exposures related to environmental liabilities based on estimates of investigation, cleanup, monitoring, and resource restoration costs to be incurred.

ATK could incur substantial costs, including cleanup costs, resource restoration, fines, and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-compliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on ATK’s operating results, financial condition, or cash flows in the past, and ATK has environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.

The description of certain environmental matters contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contingencies” is incorporated herein by reference.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

ATK’s common stock is listed and traded on the New York Stock Exchange under the symbol “ATK”. The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Fiscal 2007:
Quarter ended March 31, 2007	$91.12	$77.78
Quarter ended December 31, 2006	83.41	75.50
Quarter ended October 1, 2006	82.99	75.36
Quarter ended July 2, 2006	84.90	74.41
Fiscal 2006:
Quarter ended March 31, 2006	79.18	72.37
Quarter ended January 1, 2006	77.50	67.21
Quarter ended October 2, 2005	78.29	69.96
Quarter ended July 3, 2005	72.34	66.00

The number of holders of record of ATK’s common stock as of May 21, 2007, was 8,610.

ATK has never paid cash dividends on its common stock. ATK’s dividend policy is reviewed by the Board of Directors from time to time as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be limited by covenants contained in ATK’s 6.75% Senior Subordinated Notes and Senior Credit Facility (as described under “Liquidity and Capital Resources” in Item 7 of this report). As of March 31, 2007, ATK’s 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made since April 1, 2001. As of March 31, 2007, this limit was approximately $187 million. As of March 31, 2007, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which include dividend payments and share repurchases, as long as ATK maintains a senior leverage ratio of less than 2.0. When that ratio is exceeded, there is an annual limit of $50 million plus proceeds of any equity issuances plus 50% of net income since March 29, 2007. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.

Equity Compensation Plan Information

The following table gives information about ATK’s common stock that may be issued upon the exercise of options, warrants and rights under each of ATK’s existing equity compensation plans as of March 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan	1,194,416	$60.01	398,668	(1)
Non-Employee Director Restricted Stock Plan	N/A	N/A	15,506	(2)
2005 Stock Incentive Plan	35,350	76.16	2,954,092	(3)
Equity compensation plans not approved by security holders:
2000 Stock Incentive Plan	284,521	40.97	—
Total	1,514,287	$56.81	3,368,266

(1)          Includes 381,409 shares reserved for issuance in connection with outstanding performance share awards, of which 294,126 shares were issued in May 2007 as the specified performance criteria was satisfied as of March 31, 2007. The remaining 87,283 shares were deferred and are therefore reserved for payment of deferred stock units. Also includes 17,259 shares reserved for payment of deferred stock units. No additional awards may be granted under this plan.

(2)          Shares reserved for payment of deferred stock units in accordance with the terms of the plan. No additional awards may be granted under this plan.

(3)          Includes 256,401 shares reserved for issuance in connection with outstanding performance awards, of which 211,934 shares were issued in May 2007 as the specified performance criteria was satisfied as of March 31, 2007. The remaining 44,467 shares were deferred and are therefore reserved for payment of deferred stock units. Also includes 569,701 shares reserved for issuance under outstanding performance share awards, which shares will be issued only if specified performance goals are achieved. Under the plan, no more than 1,000,000 shares may be issued pursuant to awards of restricted stock, restricted stock units, performance awards, and stock awards, and of that number only 100,000 shares may be issued as stock awards. No more than 150,000 shares in the aggregate may be granted pursuant to awards to non-employee directors of ATK.

The 2000 Stock Incentive Plan (the 2000 Plan) is administered by the Personnel and Compensation Committee (the P&C Committee) of ATK’s Board of Directors. ATK stopped granting options and all other awards under the 2000 Plan in January 2004 and is only continuing the plan for the exercise, payment or forfeiture of awards granted in or before January 2004. Under the 2000 Plan, all employees (other than officers and directors), consultants, and independent contractors providing services to ATK or its affiliates were eligible to receive awards. The P&C Committee designated the participants who received awards, determined the types and amounts of awards granted, and determined the terms and conditions of awards granted, subject to the provisions of the 2000 Plan. The 2000 Plan provided for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards. Options granted under the 2000 Plan have an exercise price equal to the fair market value of ATK’s common stock on the date of grant. Options granted under the 2000 Plan prior to January 2004 vested in three equal annual installments and have a term of 10 years. Options granted in January 2004 vested after three years and have a term of seven years. Options may vest immediately in the event of a change in control of ATK or in the event of a participant’s death, disability or retirement. If an option holder’s employment terminates, the option remains exercisable for a fixed period of time, as determined by the P&C Committee, up to the remainder of the option’s term. Payment of the exercise price of an option may be made in cash or in shares of ATK common stock previously acquired by the option holder.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
January 1 – January 28	520	$80.15	—
January 29 – February 25	123	84.54	—
February 26 – March 31	195	87.45	—
Fiscal quarter ended March 31, 2007	838	$82.49	—	1,099,696

(1)          The 838 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock that were granted under ATK’s incentive compensation plans.

(2)          On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. Under that program ATK repurchased 1,315,104 shares for approximately $100 million during fiscal 2006 and 2,585,200 shares for approximately $202 million during fiscal 2007 resulting in 1,099,696 remaining shares authorized to be repurchased as of March 31, 2007.

The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK’s debt instruments as discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Debt,” is incorporated herein by reference.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following graph compares, for the five fiscal years ended March 31, 2007, the cumulative total return for ATK common stock with the comparable cumulative total return of two indexes:

•       Standard & Poor’s Composite 500 Index, a broad equity market index; and

•       Dow Jones U.S. Aerospace Index, a published industry index.

The graph assumes that on April 1, 2002, $100 was invested in ATK common stock (at the closing price on the previous trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested. The graph indicates the dollar value of each hypothetical $100 investment as of March 31 in each of the years 2003, 2004, 2005, 2006 and 2007.

ITEM 6.                SELECTED FINANCIAL DATA

	Years Ended March 31
	2007	2006	2005	2004	2003
	(Amounts in thousands except per share data)
Results of Operations
Sales	$3,564,940	$3,216,807	$2,801,129	$2,366,193	$2,172,135
Cost of sales	2,893,023	2,606,087	2,271,040	1,875,656	1,692,742
Gross profit	671,917	610,720	530,089	490,537	479,393
Operating expenses:
Research and development	61,533	51,506	39,117	28,936	26,849
Selling	96,738	82,038	68,811	67,204	64,200
General and administrative	173,918	150,027	137,169	117,334	112,801
Total operating expenses	332,189	283,571	245,097	213,474	203,850
Income before interest, income taxes, minority interest, and cumulative effect of change in accounting principle	339,728	327,149	284,992	277,063	275,543
Interest expense, net(1)	(74,932)	(99,592)	(64,452)	(59,267)	(78,066)
Income before income taxes, minority interest, and cumulative effect of change in accounting principle	264,796	227,557	220,540	217,796	197,477
Income tax provision	80,217	73,271	66,549	55,041	77,020
Income before minority interest and cumulative effect of change in accounting principle	184,579	154,286	153,991	162,755	120,457
Minority interest, net of income taxes	451	404	451	450	—
Income before cumulative effect of change in accounting principle	184,128	153,882	153,540	162,305	120,457
Cumulative effect of change in accounting principle, net of income taxes(2)	—	—	—	—	3,830
Net income	$184,128	$153,882	$153,540	$162,305	$124,287
Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$5.43	$4.19	$4.09	$4.22	$3.15
Cumulative effect of change in accounting principle(2)	—	—	—	—	0.10
Net income	$5.43	$4.19	$4.09	$4.22	$3.25
Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$5.32	$4.11	$4.03	$4.14	$3.06
Cumulative effect of change in accounting principle(2)	—	—	—	—	0.10
Net income	$5.32	$4.11	$4.03	$4.14	$3.16
Financial Position
Net current assets	$525,746	$348,507	$401,674	$377,294	$284,263
Net property, plant, and equipment	454,748	453,958	456,310	465,786	463,736
Total assets	2,874,682	2,901,980	3,015,810	2,800,744	2,468,660
Long-term debt (including current portion)	1,455,000	1,125,596	1,134,045	1,084,294	825,187
Total stockholders’ equity(3)	557,881	628,358	686,359	564,200	477,924
Other Data
Depreciation and amortization of intangible assets	$76,152	$78,334	$78,586	$63,923	$61,066
Capital expenditures	81,086	65,352	62,600	58,754	54,171
Gross margin (gross profit as a percentage of sales)	18.8%	19.0%	18.9%	20.7%	22.1%

(1)           Due to ATK’s adoption of Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 1, 2003,

debt issuance costs that are written off when debt is extinguished, which were previously classified as extraordinary loss on early extinguishment of debt, are now included in interest expense. This resulted in an increase in interest expense from the amount previously reported of $13.8 million in fiscal 2003.

In fiscal 2006, ATK made a cash tender offer for its outstanding $400 million principal aggregate amount 8.50% Senior Subordinated Notes. Fiscal 2006 interest expense reflects $18.8 million for the premium to extinguish the debt, $7.1 million related to deferred financing costs that were written off, and $6.0 million for termination of the related interest-rate swaps.

(2)           In fiscal 2003, ATK adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, ATK no longer amortizes goodwill or other intangible assets with indefinite lives. ATK also recorded a gain of $3.8 million, net of $2.4 million of income taxes, for the write-off of negative goodwill as a cumulative effect of change in accounting principle.

(3)           In fiscal 2007, ATK adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), which required recognition of the funded status of defined benefit pension and other postretirement plans, with a corresponding after-tax adjustment to accumulated other comprehensive loss. The adoption of SFAS No. 158 resulted in a net $368.8 million decrease in total Stockholders’ equity. See Note 8 to the consolidated financial statements.

See Note 2 to the consolidated financial statements for a description of acquisitions made since the beginning of fiscal 2005.

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

•       government laws and other rules and regulations applicable to ATK, such as procurement and import-export control,

•       the novation of U.S. Government contracts,

•       other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

•       changes in cost estimates and/or timing of programs,

•       costs of servicing ATK’s substantial amount of debt, including interest rate fluctuations,

•       intense competition,

•       performance of ATK’s subcontractors,

•       supply, availability, and costs of raw materials and components, including commodity price fluctuations,

•       development of key technologies and retention of a qualified workforce,

•       fires or explosions at any of ATK’s facilities,

•       environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

•       actual pension asset returns and assumptions regarding future returns, discount rates, and service costs,

•       greater risk associated with international business,

•       results of acquisitions, and

•       unanticipated changes in the tax provision or exposure to additional tax liabilities.

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

Overview

ATK is a leading supplier of aerospace and defense products to the U.S. government, allied nations, and prime contractors. ATK is also a major supplier of ammunition and related accessories to law enforcement agencies and commercial customers. ATK is headquartered in Edina, Minnesota and has operating locations throughout the United States.

Effective April 1, 2006, ATK realigned its business operations. As a result of this realignment, ATK changed the name of its ATK Thiokol segment to Launch Systems Group and changed the name of its Ammunition segment to Ammunition Systems Group, and consolidated the Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research segments into a new segment, Mission Systems Group. In addition, a program was transferred from the Mission Systems Group to the Launch Systems Group as of April 1, 2006. Following this realignment, ATK has three segments: Mission Systems Group, Ammunition Systems Group, and Launch Systems Group. The April 1, 2006 realignment is reflected in the information contained in this report and the segment information for prior periods has been restated.

•       The Mission Systems Group, which generated 34% of ATK’s external sales in fiscal 2007, operates in four areas: Weapon Systems, Aerospace Systems, Space Systems, and Technical Services.

•       The Ammunition Systems Group, which generated 36% of ATK’s external sales in fiscal 2007, produces military ammunition and gun systems; civil ammunition and accessories; and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•       The Launch Systems Group, which generated 30% of ATK’s external sales in fiscal 2007, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. Other products include ordnance which includes decoy and illuminating flares.

As a supplier to the U.S. aerospace and defense industry, ATK is dependent on funding levels of the U.S. Department of Defense (DoD) and NASA. The U.S. defense industry has experienced significant changes over the past few years. During the 1990s, the DoD budget declined, however that trend has reversed during the 2000s due to continuing geopolitical uncertainties. While the DoD’s budget for procurement and research, development, test, and evaluation continues to grow each year, the degree of future growth is not known and it may slow or even contract. However, ATK believes it is well positioned in this budget environment to maintain or even increase its relative participation in the DoD budget, as it derives the majority of its DoD sales from products that are consumed (and then reprocured) in both tactical and training operations. ATK anticipates that, to the extent that future budget pressures mount, the majority of budget cuts would come in the areas where the DoD is developing new “platforms” - the vehicles used to deliver the weapons, including ships, aircraft, tanks and helicopters. Much of ATK’s product portfolio is “platform independent,” meaning it can be used in the legacy platforms of today, as well as in the platforms being developed for future use. Therefore, if and when these future platform development programs come under budget pressures, ATK believes that it has limited exposure, relative to its industry peers.

ATK management believes that the key to ATK’s continued success is to focus on performance, simplicity, and affordability, and that ATK’s future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures on procurement and research and development accounts mount. ATK will concentrate on developing systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks. ATK’s transformational weapons such as its Precision Guided Mortar Munition, Ballistic Trajectory Extended Range Munition, Mid-Range Munition, and Advanced Anti-Radiation Guided Missile are aimed squarely at this growing market. At the same time, ATK believes it is on the leading edge of technologies essential to “generation after next” weapons and platforms—advanced sensor/seeker integration, directed energy, weapon data links, high-speed, long-range projectiles, thermal-resistant materials, reactive materials, and scramjet engines are examples.

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

Civil Ammunition Products—Sales are recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred, and payment is reasonably assured. Sales are reduced for allowances and price discounts.

Environmental Remediation and Compliance

Costs associated with environmental compliance and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation, resource restoration, and monitoring costs relating to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial and resource restoration activities when they are probable and the cost can be reasonably estimated. As of March 31, 2007, the estimated discounted range of reasonably possible costs of environmental remediation, excluding potential recoveries as discussed under the “Contingencies” heading below, was $57,090 to $95,387.

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

Employee Benefit Plans

Defined Benefit Pension Plans.   ATK’s noncontributory defined benefit pension plans (the Plans) cover substantially all employees hired prior to January 1, 2007. Non-union employees hired on or after January 1, 2007 are covered by a defined contribution plan. Plans provide either pension benefits based on employee annual pay levels and years of credited service or based on stated amounts for each year of credited service. ATK funds the Plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for ATK are held in a trust and are invested in a diversified portfolio of equity securities, fixed income investments, real estate investments, alternative investments, and other investments.

ATK recorded pension expense for the Plans of $70,990 in fiscal 2007, an increase of $17,358 over the $53,632 of pension expense recorded in fiscal 2006. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table sets forth ATK’s assumptions used in determining pension expense for fiscal 2007 and 2006, and projections for fiscal 2008:

	Years Ending March 31
	2008	2007	2006
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Discount rate	5.90%	5.80%	5.90%
Rate of compensation increase:
Union	3.50%	3.00%	3.00%
Salaried	3.73%	3.25%	3.25%

In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK’s own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. The expected long-term rate of return of 9.0% used in fiscal 2007 for pension plans was based on an asset allocation assumption of 55% with equity managers, with an expected long-term rate of return of 10.8%; 20% with fixed income managers, with an expected long-term rate of return of 6.5%; 10% with real estate/real asset managers with an expected long-term rate of return of 9.5%; and 15% with alternate investment managers with an expected long-term rate of return of 9.4%.

ATK’s discount rate is determined using a yield curve approach. The yield curve matches projected plan pension benefit payment streams with bond portfolios reflecting actual liability duration unique to ATK plans. The discount rate using the yield curve approach was 5.90%, 5.80%, and 5.90% at December 31, 2006, 2005, and 2004, respectively. The discount rate as of December 31 impacts the following fiscal year’s pension expense.

Future actual pension expense will depend on future investment performance, changes in future discount rates, legally required plan changes, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate, compensation increase, and/or expected rate of return for fiscal 2008 were different, the impact on fiscal 2008 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2008 pension expense by approximately $6,500; each 0.25% change in the rate of compensation increase would change fiscal 2008 pension expense by approximately $4,500; each 1.0% change in the expected rate of return on plan assets would change fiscal 2008 pension expense by approximately $20,000.

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

ATK made pension plan contributions, including contributions to the trust fund and directly to retirees, during fiscal 2007 of $407,042, of which $396,433 was above the minimum amount legally required for the year. ATK does not expect to make qualified pension plan trust contributions in fiscal 2008, and there is no minimum amount legally required for the year. ATK expects to make contributions directly to retirees of approximately $3,500 in fiscal 2008. A substantial portion of ATK’s pension plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), which required recognition of the funded status of defined benefit pension and other postretirement plans, with a corresponding after-tax adjustment to accumulated other comprehensive loss. The adoption of SFAS No. 158 resulted in a net $368,850 decrease in total Stockholders’ equity. This decrease does not affect cash flows or the funded status of ATK’s benefit plans. ATK adopted the measurement provisions of SFAS No. 158 effective April 1, 2007. This adoption will change the discount rate assumption above which will change anticipated pension expense for fiscal 2008. Based on the revised discount rate and other assumptions as stated above, ATK estimates that its pension expense will be approximately $50,000 in fiscal 2008, a decrease of approximately $21,000 from fiscal 2007.

Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, required that the balance sheet reflect a prepaid pension asset or minimum pension liability based on the current market value of plan assets and the accumulated benefit obligation of the plans. During fiscal 2007, excluding the impact of SFAS No. 158 above, ATK recorded a net after-tax adjustment of $286,287 to its minimum pension liability. During fiscal 2006 and fiscal 2005, ATK recorded net after-tax adjustments of $87,100 and $5,400, respectively, due to valuation changes during the years. These adjustments were non-cash reductions of equity and did not impact earnings.

Other Postretirement Benefits.   ATK also provides postretirement health care benefits and life insurance coverage to certain employees and retirees.

The following table sets forth ATK’s assumptions used to determine net periodic benefit cost for other postretirement benefit (PRB) plans for fiscal 2007 and 2006, and projections for fiscal 2008:

	Years Ending March 31
	2008	2007	2006
Expected long-term rate of return on plan assets:
Held solely in fixed income investments	6.00%	6.00%	6.00%
Held in pension master trust and fixed income investments	8.00%	8.00%	8.00%
Discount rate	5.90%	5.80%	5.90%
Weighted average initial health care cost trend rate	7.30%	7.20%	7.00%

Since fiscal 2006, medical trend rates have been set specifically for each benefit plan and design. Medical trend rates used to determine the net periodic benefit cost for employees during fiscal 2007 was as follows: under age 65 was 8.00%; employees over age 65 was 6.50%; and the prescription drug portion was 13.00%.

The rates to which the cost trend rates are assumed to decline (the ultimate trend rates) are as follows:

Health care cost trend rate for employees under 65	5.5%
Health care cost trend rate for employees over 65	5.0%
Health care cost trend rate for prescription drugs	7.0%
Weighted average health care cost trend rate	5.5%

Each category of cost declines at a varying rate. The ultimate trend rate will be reached in fiscal 2014 for employees under age 65, in fiscal 2016 for employees over age 65, and in fiscal 2017 for prescription drugs.

In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2007, 31.5% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$792	$(685)
Effect on postretirement benefit obligation	13,067	(11,350)

ATK made other PRB plan contributions of $16,888 in fiscal 2007. ATK expects to make other PRB plan contributions of approximately $16,900 in fiscal 2008.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) reduced ATK’s accumulated projected benefit obligation (APBO) measured as of December 31, 2005. One of ATK’s other PRB plans is actuarially equivalent to Medicare, but ATK does not believe that the subsidies it will receive under the Act will be significant. Because ATK believes that participation levels in its other PRB plans will decline, the impact to ATK’s results of operations in any period is not expected to be significant.

Defined Contribution Plans.   ATK also sponsors a 401(k) defined contribution plan. Participation in this plan is available to substantially all employees.

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

Acquisitions and Goodwill

In accordance with SFAS 141, Business Combinations, ATK uses the purchase method of accounting to account for its acquisitions, and, accordingly, the results of acquired businesses are included in ATK’s consolidated financial statements from the date of acquisition. The purchase price for acquisitions is allocated to the acquired assets and liabilities based on fair value. Estimates are used in determining the fair value and estimated remaining lives of intangible assets until the final purchase price allocation is completed. Actual fair values and remaining lives of intangible assets may vary from those estimates. The excess purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

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

ATK did not make any acquisitions during fiscal 2007 or fiscal 2006.

In April 2007, ATK announced its intent to acquire Swales Aerospace, a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers. The transaction is subject to Hart-Scott-Rodino (HSR) review. ATK expects the acquisition to be completed during the first quarter of fiscal 2008.

During fiscal 2005 ATK acquired the PSI Group, which includes Pressure Systems Inc. (which was renamed ATK Space Systems Inc.), Programmed Composites Inc., and Able Engineering Company, Inc., for $164,198 in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthened ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. The PSI Group is included in the Mission Systems Group.

Results of Operations

The following information should be read in conjunction with ATK’s consolidated financial statements. The key performance indicators that ATK’s management uses in managing the business are orders, sales, income before interest and income taxes, and cash flows.

Fiscal 2007

Sales

The following is a summary of each operating segment’s external sales:

	Years Ended March 31
	2007	2006	$ Change	% Change
Mission Systems Group	$1,210,518	$1,157,065	$53,453	4.6%
Ammunition Systems Group	1,276,228	1,105,373	170,855	15.5%
Launch Systems Group	1,078,194	954,369	123,825	13.0%
Total external sales	$3,564,940	$3,216,807	$348,133	10.8%

The increase in sales was driven by organic growth in many of the existing businesses.

Mission Systems Group.   The increase in Group sales was driven by:

•       an increase of $31,900 in aircraft integration as a result of new program awards,

•       an increase of $22,900 in commercial and military aircraft structures due to new program wins, primarily the fan containment case for GEnx, and increased production on existing programs,

•       a net increase of $22,500 on missile defense programs, primarily SM-3, due to increased production volume and a successful flight intercept test,

•       an increase of $14,800 in electronic warfare systems due to higher volume and timing of milestones achieved on the AAR-47 missile warning system and its derivatives,

•       a net increase of $11,500 in force protection systems due to increased volume on new programs as well as new program wins replacing the decrease due to the completion of existing programs, and

•       a net increase of $5,600 in tank ammunition, primarily due to increased demand and timing of production on various large caliber tactical tank ammunition programs, partially offset by declines on tactical tank ammunition sold to international customers.

These increases were partially offset by:

•       a decrease of $15,500 in directed energy sales due to lower orders,

•       a decrease of $13,300 in technical services due to lower orders,

•       a decrease of $11,500 in space stage motors due primarily to the cancellation of the Orbus program during fiscal 2007, and

•       a decrease of $11,300 in military and commercial satellites due primarily to delay of follow-on orders.

Ammunition Systems Group.   The increase in sales was driven by:

•       a $68,700 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements,

•       an increase of $57,400 in civil ammunition due to an increase in volume of domestic, law enforcement, OEM, and government sales, and

•       an increase of $49,200 in medium-caliber guns and ammunition due to various programs that were not in active production during the prior year.

Launch Systems Group.   The increase in sales was due to:

•       an increase of $86,300 on Ares I, which is a new program,

•       a $27,500 increase in Trident II Missile program and related technology contracts as well as an increase in demand for flares and decoys,

•       a $20,000 increase on the Minuteman III Propulsion Replacement program mainly due to the timing of material purchases and higher orders for repair and replacement work,

•       an increase of $9,500 due to higher demand for CASTOR®  rocket motor systems, and

•       a $6,400 increase due to increased production on the Kinetic Energy Interceptor.

These increases were partially offset by:

•       a decrease of $16,700 on the Space Shuttle program due to the completion of the repair system for the Orbiter Wing Leading Edge and synergies with the Ares I program,

•       a decrease of $9,200 due to the completion of launch support on the Titan IV program, and

•       a decrease in Orion Motors of $5,500 due to the timing of production.

Gross Profit

	Years Ended March 31
	2007	As a % of Sales	2006	As a % of Sales	Change
Gross profit	$671,917	18.8%	$610,720	19.0%	$61,197

The increase in gross profit was driven by higher sales along with improved margin rates within the Launch Systems Group due to favorable performance on strategic programs. These items were partially offset by an increase in pension costs and decreased margin rate within the Ammunition Systems Group as a result of lower margins on the TNT program along with higher raw material costs.

Operating Expenses

	Years Ended March 31
	2007	As a % of Sales	2006	As a % of Sales	Change
Research and development	$61,533	1.7%	$51,506	1.6%	$10,027
Selling	96,738	2.7%	82,038	2.6%	14,700
General and administrative	173,918	4.9%	150,027	4.7%	23,891
Total	$332,189	9.3%	$283,571	8.8%	$48,618

Operating expenses increased primarily due to higher sales along with increased discretionary research and development activity within the Launch Systems Group and increased program proposal efforts within the Mission Systems Group. General and administrative expenses increased due to a charge of $9,300 related to the termination of an internal information systems project in the fourth quarter of fiscal 2007 along with increased headcount and other compensation-related costs including stock option expense of $7,011 as a result of the adoption of Statement on Financial Accounting Standards (SFAS) 123(R), Share-Based Payments.

Income before Interest, Income Taxes, and Minority Interest

	Years Ended March 31
	2007	2006	Change
Mission Systems Group	$114,566	$97,438	$17,128
Ammunition Systems Group	112,614	109,283	3,331
Launch Systems Group	147,340	133,607	13,733
Corporate	(34,792)	(13,179)	(21,613)
Total	$339,728	$327,149	$12,579

The increase in income before interest, income taxes, and minority interest was due to higher sales partially offset by an increase in pension expense, increased headcount and other compensation-related costs. The increase was also driven by certain program-related changes within the operating segments as described below.

Mission Systems Group.   The increase relates to improved margins on large caliber tactical tank ammunition programs, the absence of a fuze restructure charge that was included in the prior year, an award fee tied to a successful flight intercept test along with increased volume on the Standard Missile 3 program, and improved margins on aircraft integration and technical services. These increases were partially offset by lower sales volume within precision munitions and increased spending on program proposal efforts, as discussed above.

Ammunition Systems Group.   The increase relates to higher sales, including higher medium-caliber gun sales, which have higher margins, and the lack of lower margin programs within medium-caliber ammunition that were closed out in fiscal 2006. These increases were partially offset by a margin decline in the TNT program.

Launch Systems Group.   The increase was mainly due to increased volume, including Ares I, along with favorable contract performance on strategic programs, partially offset by lower margins on the Orion program as a result of favorable contract close-outs recognized in the prior year along with increased discretionary research and development activity.

Corporate.   The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters and the elimination of intercompany profits. The increase is primarily due to a charge of $9,300 related to the termination of an internal information systems project in the fourth quarter of fiscal 2007 along with stock option expense recorded under SFAS 123(R) of $7,011.

Net Interest Expense

Net interest expense for fiscal 2007 was $74,932, a decrease of $24,660 compared to $99,592 in fiscal 2006. During fiscal 2006 ATK repaid the majority of its 8.50% Senior Subordinated Notes and issued 6.75% Senior Subordinated Notes. As a result, ATK’s fiscal 2006 interest expense included the following items related to these financing activities:

•       $18,849 premium paid to holders of the 8.50% Notes,

•       $7,100 write-off of deferred costs from the issuance of the 8.50% Notes, and

•       a net expense of $6,000 due to the termination of the related interest rate swaps.

Income Tax Provision

	Years Ended March 31
	2007	Effective Rate	2006	Effective Rate	Change
Income tax provision	$80,217	30.3%	$73,271	32.2%	$6,946

ATK’s provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2007 of 30.3% differs from the federal statutory rate of 35% due to state income taxes which increased the effective rate, and the following items which decreased the rate: extraterritorial income (ETI) exclusion tax benefits, domestic manufacturing deduction (DMD), research and development (R&D) tax credits, the tax benefit from the favorable resolution of federal and state audit issues, and a decrease in the valuation allowance. During fiscal 2007, ATK recognized $6,863 of previously established reserves as the result of a settlement reached with the IRS and related changes in estimates of federal and state tax reserve requirements. In addition, the valuation allowance was decreased by $329 because the amount of state carryforward benefits expected to be utilized before expiration increased primarily due to changes in projected taxable income.

The effective tax rate for fiscal 2006 of 32.2% differs from the federal statutory rate of 35% due to state income taxes and an increase in the valuation allowance, both of which increased the effective rate, and the following items which decreased the rate: extraterritorial income (ETI) exclusion tax benefits, domestic manufacturing deduction (DMD), research and development (R&D) tax credits, and the tax benefit from the favorable resolution of federal and state audit issues. During fiscal 2006, ATK recognized $3,188 of previously established reserves due to a settlement reached with the IRS and related changes in estimates of federal and state tax reserve requirements. In addition, the valuation allowance was increased by $316 because the amount of state carryforward benefits expected to be utilized before expiration decreased primarily due to changes that occurred in fiscal 2006 to ATK’s legal entity structure.

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

At March 31, 2007, ATK had gross deferred tax assets of $620,807, including $5,889 of state credit carryforwards and $10,381 of state loss carryforwards, which are subject to various limitations and will expire if unused within their respective carryforward periods. ATK has assessed the likelihood that the deferred tax assets will be realized in future years based on projected taxable income and, to the extent that recovery is not likely, a valuation allowance has been established. The valuation allowance of $3,507 at March 31, 2007 relates principally to certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. Of the valuation allowance, $367 will be allocated to reduce goodwill if the related deferred tax asset is ultimately realized.

IRS examinations have been completed through fiscal 2006 and all tax matters with the IRS have been settled for years through fiscal 2006.

On May 17, 2006, the President signed the Tax Increase Prevention and Reconciliation Act of 2005, which repealed the ETI’s grandfathered provisions of the American Jobs Creation Act of 2004 effective for fiscal years beginning after the date of the enactment. As a result, fiscal 2007 will be the final year for recognizing ETI benefits.

On December 20, 2006, the President signed the Tax Relief and Health Care Act of 2006 which reinstated the R&D tax credit from January 1, 2006 through December 31, 2007. The extension of the R&D credit is reflected in the tax rates noted above, which includes a discrete tax benefit of $1,566. Congress is working on legislation to extend the credit. If the proposed legislation is not signed into law, ATK’s fiscal 2008 tax rate could increase by approximately 0.3%.

Minority Interest

The minority interest represents the minority owner’s portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. (COI) and is consolidated into ATK’s financial statements.

Net Income

Net income for fiscal 2007 was $184,128, an increase of $30,246 compared to $153,882 in fiscal 2006. The increase was due to an increase of $61,197 in gross profit and decrease in net interest expense of $24,660, offset by increases in operating expenses of $48,618 and income tax provision of $6,946.

Fiscal 2006

Sales

The following is a summary of each operating segment’s external sales:

	Years Ended March 31
	2006	2005	$ Change	% Change
Mission Systems Group	$1,157,065	$1,057,371	$99,694	9.4%
Ammunition Systems Group	1,105,373	888,661	216,712	24.4%
Launch Systems Group	954,369	855,097	99,272	11.6%
Total external sales	$3,216,807	$2,801,129	$415,678	14.8%

The increase in sales was driven by organic growth in many of the existing businesses, along with a full year of sales from the PSI Group, which was acquired during fiscal 2005, as described above.

Mission Systems Group.   The increase in sales was due to:

•       the acquisition of the PSI Group at the end of the second quarter of fiscal 2005, which added $62,000 during fiscal 2006,

•       a $40,000 increase in precision munitions, principally the Precision-Guided Mortar Munition, Mid-Range Munition, and Extended Range Munition programs,

•       an increase of $23,000 in missile defense, principally the SM-3 in connection with increased support of deployment rounds,

•       an increase of $18,000 in missile systems, principally due to increased systems design and development on the Advanced Anti-Radiation Guided Missile (AARGM),

•       a $15,000 increase in space and ordnance programs, principally the Orbus program,

•       a $9,000 increase across various tactical rocket motor programs, and

•       a net increase of $8,000 in various tank ammunition programs.

Partially offsetting these increases were:

•       a $20,000 decline in barrier systems principally due to timing of development activities on the Spider Advanced Munition program and Intelligent Munitions System,

•       a reduction in military aircraft of $13,000, primarily the Global Hawk program,

•       a $12,000 decline in fuzes and proximity sensors primarily due to a break in production as a result of moving the fuze production operations, as discussed above, and

•       a decrease of $11,000 in other composites programs.

Ammunition Systems Group.   The increase in sales was driven by:

•       an increase of $116,000 in military small-caliber ammunition sales at the Lake City Army Ammunition Plant,

•       a $39,000 increase in medium-caliber ammunition,

•       a $39,000 increase in civil ammunition due to stronger domestic, international, law enforcement, government, and power load sales,

•       an increase of $13,000 in gun systems, and

•       a $7,000 increase in Mk-90 sales.

Launch Systems Group.   The increase in sales was due to:

•       an increase of $44,000 on the Minuteman III Propulsion Replacement program, mainly due to the transfer of all work previously performed by Pratt & Whitney to ATK,

•       a $21,000 increase in the Space Shuttle program due to an increase in return to flight activity and effort related to the Crew Launch Vehicle (CLV),

•       an increase of $15,000 in flares and decoys, and

•       a $12,000 increase on the Trident II Missile program and related technology contracts.

These increases were partially offset by a $13,000 reduction in Graphite Epoxy Motor production for Delta rockets.

Gross Profit

	Years Ended March 31
	2006	As a % of Sales	2005	As a % of Sales	Change
Gross profit	$610,720	19.0%	$530,089	18.9%	$80,631

The increase in gross profit was driven by higher sales, a reduction in other postretirement benefit costs, the lack of a fiscal 2005 charge of $7,000 due to higher material usage rates and technical issues related to the build process on the F-22 Stabilator composite structures program within the Mission Systems Group, and a $5,800 decrease in restructuring and related costs. These items were partially offset by an increase in pension costs (excluding the $6,400 settlement to recognize lump sum pension benefits that was recorded in general and administrative costs in fiscal 2005).

Operating Expenses

	Years Ended March 31
	2006	As a % of Sales	2005	As a % of Sales	Change
Research and development	$51,506	1.6%	$39,117	1.4%	$12,389
Selling	82,038	2.6%	68,811	2.5%	13,227
General and administrative	150,027	4.7%	137,169	4.9%	12,858
Total	$283,571	8.8%	$245,097	8.7%	$38,474

Operating expenses increased primarily due to higher sales, increased discretionary research and development activity primarily within the Launch Systems Group and Mission Systems Group, and the inclusion of a full year of the PSI Group, which was acquired in the second quarter of fiscal 2005. General and administrative expenses increased due to increased headcount and other compensation-related costs. These increases were partially offset by the absence of a $6,400 settlement charge recorded in fiscal 2005 to recognize the impact of lump sum pension benefits that were paid and the absence of the $6,000 litigation settlement along with the incremental legal costs recorded in fiscal 2005.

Income before Interest, Income Taxes, and Minority Interest

	Years Ended March 31
	2006	2005	Change
Mission Systems Group	$97,438	$97,202	$236
Ammunition Systems Group	109,283	86,952	22,331
Launch Systems Group	133,607	122,688	10,919
Corporate	(13,179)	(21,850)	8,671
Total	$327,149	$284,992	$42,157

The increase in income before interest, income taxes, and minority interest was due to higher sales as well as:

•       a reduction in other postretirement benefit costs,

•       the absence of a $6,400 settlement charge recorded in fiscal 2005 to recognize lump sum pension benefits that were paid,

•       the absence of the $6,000 litigation settlement along with the incremental legal costs that was recorded in fiscal 2005, and

•       certain program-related changes within the operating segments as described below.

These increases were partially offset by the increase in pension expense, increased headcount and other compensation-related costs, along with certain program-related changes within each of the operating segments as discussed below.

Mission Systems Group.   The slight increase was primarily driven by the lack of a charge recorded in fiscal 2005 of $7,000 due to higher material usage rates and technical issues related to the build process on the F-22 Stabilator composite structures program, improved margins in launch vehicle structures related to the Delta program, increased margins on the AAR-47 missile warning system program and the M829A3 program, as well as the inclusion of the PSI Group for the entire fiscal 2006, versus six months in fiscal 2005. These increases were offset by increased discretionary spending for research and development and bid and proposal activities along with a decline on barrier systems and fuzes and proximity sensors in connection with lower sales.

Ammunition Systems Group.   The increase was related to higher sales across the group, as discussed in the Sales section above, along with a decrease of $6,400 for restructuring and related activities.

Launch Systems Group.   The increase was mainly due to the increased volume for the Minuteman III Propulsion Replacement program and flares and decoys, partially offset by lower profit on Graphite Epoxy solid rocket motors in connection with lower sales.

Corporate.   The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters and the elimination of intercompany profits. The $6,000 litigation settlement plus incremental legal costs discussed above are also included in Corporate in fiscal 2005.

Net Interest Expense

Net interest expense for fiscal 2006 was $99,592, an increase of $35,140 compared to $64,452 in fiscal 2005. During fiscal 2006 ATK repaid the majority of its 8.50% Senior Subordinated Notes and issued 6.75% Senior Subordinated Notes. ATK’s interest expense includes the following items related to these financing activities:

•       $18,849 premium paid to holders of the 8.50% Notes,

•       $7,100 write-off of deferred costs from the issuance of the 8.50% Notes, and

•       a net expense of $6,000 due to the termination of the related interest rate swaps.

Also contributing to the increase was a higher average borrowing rate.

Income Tax Provision

	Years Ended March 31
	2006	Effective Rate	2005	Effective Rate	Change
Income tax provision	$73,271	32.2%	$66,549	30.2%	$6,722

ATK’s provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2006 of 32.2% differs from the federal statutory rate of 35% due to state income taxes and an increase in the valuation allowance, both of which increased the effective rate, and the following items which decreased the rate: extraterritorial income (ETI) exclusion tax benefits, domestic manufacturing deduction (DMD), research and development (R&D) tax credits, and the tax benefit from the favorable resolution of federal and state audit issues. During fiscal 2006, ATK recognized $3,188 of previously established reserves due to a settlement reached with the IRS and related changes in estimates of federal and state reserve requirements. In addition, the valuation allowance was increased by $316 because the amount of state carryforward benefits expected to be utilized before expiration decreased primarily due to changes that occurred in fiscal 2006 to ATK’s legal entity structure.

The effective tax rate for fiscal 2005 of 30.2% differs from the federal statutory rate of 35% due to state income taxes and an increase in the valuation allowance, ETI exclusion tax benefits, R&D tax credits, the tax benefit from the favorable resolution of federal and state audit issues, and amounts recorded to adjust provision numbers to the returns as filed. During fiscal 2005, ATK recognized $8,163 of previously established tax reserves because of favorable audit results from several states, a settlement reached with the IRS and a change in estimate of tax reserves needed. In addition, the valuation allowance was increased by $699 because the amount of state carryforward benefits expected to be utilized before expiration decreased primarily as a result of the decision to move the fuze production operations.

Minority Interest

The minority interest represents the minority owner’s portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. (COI) and is consolidated into ATK’s financial statements.

Net Income

Net income for fiscal 2006 was $153,882, an increase of $342 compared to $153,540 in fiscal 2005. The increase was due to an increase of $80,631 in gross profit, offset by an increase in operating expenses of $38,474, along with increases in net interest expense of $35,140 and in the income tax provision of $6,722.

Cash Flows

Fiscal 2007

	Years Ended March 31
	2007	2006	Change
Cash flows provided by operating activities	$44,468	$216,647	$(172,179)
Cash flows used for investing activities	(80,483)	(63,571)	(16,912)
Cash flows provided by (used for) financing activities	43,018	(156,758)	199,776
Net cash flows	$7,003	$(3,682)	$10,685

Operating Activities.   The decrease in cash provided by operating activities was primarily due to an increase of approximately $378,600 in pension contributions over fiscal 2006.

This decrease was partially offset by a $90,949 decrease in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) primarily due to a lower receivables balance as a result of timing of cash receipts, offset by a decrease in accounts payable relating to timing of payments to vendors and an increase in inventories as a result of higher orders and raw material costs. Also offsetting the higher pension contributions was a decrease in net cash paid for taxes of $30,374 due to the timing of higher pension contributions, a $23,660 decrease in cash paid for interest as the prior-year period included $17,000 in cash paid for the termination of interest rate swaps and $11,000 in interest paid early on the 8.50% Notes which ATK repurchased through a tender offer in the fourth quarter of fiscal 2006, and an increase in net income of $30,246 (which was impacted by increases in pension expense of $17,358 and share-based plans expense of $16,820 which were non-cash).

Investing Activities.   Capital expenditures were $81,086 in fiscal 2007, which was $15,734, or 24.1%, greater than last year primarily due to capital expenditures related to an information systems project, a portion of which was written off in the fourth quarter of fiscal 2007, as discussed above, as well as expenditures to support the growth of all Groups.

Financing Activities.   As discussed in the Liquidity and Capital Resources section below, ATK entered into an amended and restated credit agreement in March 2007 which resulted in extinguishment of the principal of its existing Term A Loan of $222,750 and the issuance of a new $275,000 Term A Loan. ATK also issued $300,000 of 2.75% Convertible Senior Subordinated Notes due 2011 in October 2006. In connection with the issuance of the Convertible notes, ATK purchased call options for $50,850 and sold warrants for $23,220, as discussed below. Cash paid for the purchase of treasury shares increased $18,167. The change in cash overdrafts resulted in a use of $63,036, an increase of $119,980 from fiscal 2006 due to timing of vendor payments.

ATK does not expect its level of capital expenditures to change significantly in the foreseeable future.

ATK typically generates cash flows from operating activities in excess of its commitments. If this occurs, ATK has several strategic opportunities for capital deployment, which may include debt repayments, funding acquisitions, stock repurchases, and other alternatives.

Fiscal 2006

	Years Ended March 31
	2006	2005	Change
Cash flows provided by operating activities	$216,647	$196,055	$20,592
Cash flows used for investing activities	(63,571)	(225,850)	162,279
Cash flows (used for) provided by financing activities	(156,758)	18,261	(175,019)
Net cash flows	$(3,682)	$(11,534)	$7,852

Operating Activities.   The increase in cash provided by operating activities was primarily due to an increase of $35,422 in accrued compensation due to timing and increased headcount and a reduction of approximately $29,000 in pension and other postretirement benefits (PRB) plan contributions.

These increases were partially offset by an increase of $49,688 in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) primarily due to increases in receivables and inventory levels to support increased production along with the timing of collection of receivables, early payment of interest due to the tender of the 8.50% Senior Subordinated Notes and $17,000 in cash paid for the termination of interest rate swaps.

Investing Activities.   ATK did not make any acquisitions in fiscal 2006 while cash used to acquire new businesses during fiscal 2005 included $164,198 to acquire the PSI Group. Capital expenditures were $65,352 in fiscal 2006, which was $2,752, or 4%, greater than fiscal 2005.

Financing Activities.   ATK made a cash tender offer for its outstanding $400,000 principal amount 8.50% Senior Subordinated Notes during fiscal 2006. As of March 31, 2006, ATK had repaid $397,404 principal amount of these notes plus $18,849 of related premium. In connection with this refinancing, ATK issued $400,000 principal amount 6.75% Senior Subordinated Notes. ATK also amended its Senior Credit Facility and repaid its Term B Loan in the amount of $266,553 and entered into a Term A Loan for $270,000 on which ATK made $27,000 in scheduled payments during fiscal 2006. In connection with its financing activities, ATK incurred $7,993 of debt issuance costs during fiscal 2006. During fiscal 2006, ATK also repurchased shares of its common stock for $189,860 in cash. ATK received proceeds from employee stock compensation plans of $23,957 primarily due to stock option exercises. The change in cash overdrafts increased to $56,944, an increase of $50,852 from the $6,092 in fiscal 2005.

Liquidity and Capital Resources

ATK’s principal sources of liquidity continue to be cash generated by operations and borrowings under credit facilities. Based on ATK’s current financial condition, management believes that future operating cash flows, combined with the availability of funding, if needed, under new revolving credit facilities, will be adequate to fund future growth as well as service long-term obligations, make capital expenditures, fund any share repurchases, as discussed below, over the next 12 months.

Debt

As of March 31, 2007 and 2006, long-term debt, including the current portion, consisted of the following:

	March 31
	2007	2006
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000
Revolving Credit Facility due 2012	—
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	—	$243,000
8.50% Senior Subordinated Notes due 2011	—	2,596
2.75% Convertible Senior Subordinated Notes due 2011	300,000	—
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,455,000	1,125,596
Less current portion	—	29,596
Long-term debt	$1,455,000	$1,096,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Senior Credit Facility amends and restates ATK’s previous Credit Agreement dated March 31, 2004, as amended (the previous Credit Agreement). The previous Credit Agreement was comprised of a term loan with an original balance of $270,000 and a $300,000 revolving credit facility, both of which were to mature in 2009. In connection with this transaction, ATK wrote off $2,564 of deferred issuance costs related to the previous Credit Agreement. The Term A Loan is subject to quarterly principal payments of $0 in the years ending March 31, 2008 and 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 6.20% at March 31, 2007. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at March 31, 2007. As of March 31, 2007, ATK had no borrowings against its $500,000 revolving credit facility and had outstanding letters of credit of $82,887, which reduced amounts available on the revolving facility to $417,113. ATK’s weighted average interest rate on short-term borrowings was 7.24% during fiscal 2007 and 5.20% during fiscal 2006. Debt issuance costs of approximately $3,000 will be amortized over the term of the Senior Credit Facility. Two of ATK’s interest rate swaps related to floating-rate debt matured in December 2005. During March 2006, ATK terminated its remaining $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In September 2006, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) when, if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in ATK’s diluted share count for fiscal 2007 because ATK’s average stock price during that period was below the conversion price. Debt issuance costs of approximately $7,300 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2006, ATK made a cash tender offer for any and all of its outstanding $400,000 aggregate principal amount 8.50% Senior Subordinated Notes due 2011 (the 8.50% Notes). As of March 31, 2006, $397,404 principal amount of the 8.50% Notes had been repaid by ATK at a price of 104.75% of the principal amount (resulting in a premium of $18,849). ATK redeemed the remaining $2,596 principal amount during the first quarter of fiscal 2007 at a price of 104.25% of the principal amount. In connection with the repayment of the 8.50% Notes, ATK wrote off $7,119 of deferred debt issuance costs in fiscal 2006. ATK also terminated its three interest rate swaps associated with the 8.50% Notes, resulting in a cash payout of $14,419 and a net expense of $6,022 (consisting of the termination charge net of the unamortized portion of ATK’s proceeds from recouponing two of these interest rate swaps in fiscal 2003).

In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (the 6.75% Notes) that mature on April 1, 2016. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year. ATK has the right to redeem some or all of these notes from time to time on or after April 1, 2011, at specified redemption prices. Prior to April 1, 2011, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to April 1, 2009, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.75% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs related to these notes of $7,700 are being amortized to interest expense over ten years.

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at March 31, 2007 and 2006. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares during fiscal 2007 by 19,040 shares because ATK’s average stock price exceeded the conversion price during the year, but they were not included in fiscal 2006 or 2005 because ATK’s stock price was below the conversion price during those years. Debt issuance costs of $4,700 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase these notes.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Beginning with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at March 31, 2007 and 2006. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert these notes into shares of ATK’s common stock at a conversion rate of 12.5843 shares per $1 principal amount of the notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares during fiscal 2007 by 39,283 shares because ATK’s average stock price exceeded the conversion price during the year, but they were not included in fiscal 2006 or 2005 because ATK’s stock price was below the conversion price during those years. Debt issuance costs of $8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase these notes.

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

The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2008	$—
Fiscal 2009	—
Fiscal 2010	13,750
Fiscal 2011	13,750
Fiscal 2012	547,500
Thereafter	880,000
Total	$1,455,000

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 72% as of March 31, 2007 and 64% as of March 31, 2006.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. As of March 31, 2007, ATK was in compliance with the covenants.

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

Shelf Registration.   On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time. As of March 31, 2007, ATK has the capacity under the registration statement to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt. ATK did not have any outstanding interest rate swaps as of March 31, 2007 or 2006.

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks. During fiscal 2007, ATK had forward contracts for copper, zinc, and lead, all of which expired prior to March 31, 2007. The contracts essentially established a fixed price for the underlying commodities and were designated and qualified as effective cash flow hedges of purchases of these commodities. Ineffectiveness was calculated as the amount by which the change in the fair value of the derivatives exceeded the change in the fair value of the anticipated commodity purchases. The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated other comprehensive (loss) income (OCI) in the financial statements. The gains on these contracts were recorded in cost of sales as the commodities were purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during fiscal 2007 and 2006:

	Years Ended March 31
	2007	2006
Beginning of period unrealized gain (loss) in accumulated OCI	$15,162	$(627)
Increase in fair value of derivatives	14,446	26,154
Gains reclassified from OCI, offsetting the price paid to suppliers	(29,608)	(10,365)
End of period unrealized gain in accumulated OCI	$—	$15,162

The change in OCI related to these derivatives during fiscal 2005 was not significant. The amount of ineffectiveness recognized in earnings for these contracts was $(241) during fiscal 2007 and $200 in fiscal 2006.

Share Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. In February and March 2006, ATK repurchased 1,315,104 shares for $100,000. During fiscal 2007 ATK repurchased 2,585,200 shares for $201,880. As of March 31, 2007, there were 1,099,696 remaining shares authorized to be repurchased.

Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. ATK’s 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2007, this limit was approximately $187,000. As of March 31, 2007, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains a senior leverage ratio of less than 2.0. When that ratio is exceeded, there is an annual limit of $50,000 plus proceeds of any equity issuances plus 50% of net income since March 29, 2007.

Contractual Obligations and Commercial Commitments

The following table summarizes ATK’s contractual obligations and commercial commitments as of March 31, 2007:

		Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt	$1,455,000		$13,750	$561,250	$880,000
Interest on debt(1)	564,738	$58,636	116,847	114,717	274,538
Operating leases	248,066	68,945	111,408	57, 975	9,738
Environmental remediation costs, net	25,016	5,930	302	3,703	15,081
Pension and other PRB plan contributions	339,149	24,147	51,821	85,459	177,722
Total contractual obligations	$2,631,969	$157,658	$294,128	$823,104	$1,357,079

		Commitment Expiration by period
	Total	Within 1 year	1-3 years
Other commercial commitments:
Letters of credit	$82,887	$64,542	$18,345

(1)          Includes interest on variable rate debt calculated based on interest rates at March 31, 2007. Variable rate debt was approximately 19% of ATK’s total debt at March 31, 2007.

Pension plan contributions are an estimate of ATK’s minimum funding requirements through fiscal 2017 to provide pension benefits for employees based on service provided through fiscal 2007 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations.

Off-Balance Sheet Arrangements

In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK entered into call option and warrant transactions. The convertible note call option and warrant transactions are designed to increase the effective conversion price per share of ATK’s common stock from $96.51 to $116.75 and, therefore, mitigate the potential dilution upon conversion of the 2.75% Convertible Notes due 2011 at the time of conversion. The convertible note call option and warrant transactions have been recorded at cost within stockholders’ equity in the consolidated financial statements in accordance with Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock and EITF No. 01-6, The Meaning of “Indexed to a Company’s Own Stock”. See further discussion under the heading “Debt” above.

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

On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK’s LUU series illuminating flares. ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products. Further details regarding the investigation were not provided to ATK. On or about March 13, 2007, ATK received notice, for the first time, of the source and basis of the Government’s investigation, certain aspects of which remain confidential.

ATK has cooperated with the investigation and voluntarily produced documents to the DOJ; however, ATK denies any allegations of improper conduct. Based on what is known to ATK about the subject matter under investigation, ATK does not believe that it has violated any law or regulation and believes it could assert valid defenses to any legal action that might be associated with this investigation. Although it is not possible at this time to predict the outcome of the DOJ’s investigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.

Environmental Liabilities.   ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.0% and 3.25% as of March 31, 2007 and 2006, respectively. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2007		March 31, 2006
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(65,603)	$40,587	$(67,065)	$39,772
Unamortized discount	8,513	(4,490)	11,470	(6,087)
Present value amounts (payable) receivable	$(57,090)	$36,097	$(55,595)	$33,685

As of March 31, 2007, the estimated discounted range of reasonably possible costs of environmental remediation was $57,090 to $95,387.

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

•       ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. (Alcoa) in fiscal 2002. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29,000, ATK and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, and ATK is responsible for any payments in excess of $49,000.

•       With respect to the civil ammunition business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extended through December 7, 2006, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125,000, less payments previously made.

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

At March 31, 2007, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2008	$5,930
Fiscal 2009	151
Fiscal 2010	151
Fiscal 2011	2,056
Fiscal 2012	1,647
Thereafter	15,081
Total	$25,016

There were no material insurance recoveries related to environmental remediation during fiscal 2007, 2006, or 2005.

Factors that could significantly change the estimates described in this section on environmental liabilities include:

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

•       adjustment of ATK’s share of the cost of such remedies,

•       changes in the extent and type of site utilization,

•       the discovery of new contamination,

•       the number of parties found liable at each site and their ability to pay,

•       more current estimates of liabilities for these contingencies, or

•       liabilities associated with resource restoration as a result of contamination from past practices.

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

ATK, however, has been impacted by increases in the prices of raw materials used in production. Most recently, the prices of commodity metals, such as lead, zinc, and especially copper, have significantly increased. These price increases generally impact our small caliber ammunition business. ATK’s risk management practices are discussed in Item 7A of this report.

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

With respect to ATK’s commercial ammunition business, ATK has improved manufacturing efficiencies and initiated price increases to mitigate the impact of increased commodity costs. ATK will continue to evaluate the need for future price increases in light of these trends, ATK’s competitive landscape, and its financial results. If commodity costs continue to increase, and if ATK is unable to offset these increases with ongoing manufacturing efficiencies and price increases, ATK’s future results from operations and cash flows would be materially impacted.

With respect to ATK’s firm fixed-price contract to supply the DoD’s small-caliber ammunition needs through April 1, 2010, significant increases in commodities can negatively impact operating results. Depending on market conditions, ATK has historically entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of ATK’s copper purchases under the small-caliber ammunition contract were hedged through September 30, 2006. Since September 30, 2006, ATK has purchased a majority of the copper for use in this contract at prevailing market prices. Depending on market conditions, ATK will continue to evaluate commodity hedging as a means to reduce the impact of commodity price fluctuations. ATK is currently working within the terms of its contract to mitigate impacts from the increased cost of copper. Depending on the timing and outcome of these actions, the Ammunition Systems Group’s operating results could be adversely impacted.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliant Techsystems Inc. and subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 8 to the consolidated financial statements, in fiscal year 2007, the Company changed its method of accounting for defined benefit pension and postretirement benefit plans and as discussed in Notes 1 and 12 to the consolidated financial statements, in fiscal year 2007, the Company changed its method of accounting for stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

May 22, 2007

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
	2007	2006	2005
	(Amounts in thousands except per share data)
Sales	$3,564,940	$3,216,807	$2,801,129
Cost of sales	2,893,023	2,606,087	2,271,040
Gross profit	671,917	610,720	530,089
Operating expenses:
Research and development	61,533	51,506	39,117
Selling	96,738	82,038	68,811
General and administrative	173,918	150,027	137,169
Total operating expenses	332,189	283,571	245,097
Income before interest, income taxes, and minority interest	339,728	327,149	284,992
Interest expense	(76,144)	(100,837)	(65,382)
Interest income	1,212	1,245	930
Income before income taxes and minority interest	264,796	227,557	220,540
Income tax provision	80,217	73,271	66,549
Income before minority interest	184,579	154,286	153,991
Minority interest, net of income taxes	451	404	451
Net income	$184,128	$153,882	$153,540
Earnings per common share:
Basic	$5.43	$4.19	$4.09
Diluted	$5.32	$4.11	$4.03
Weighted-average number of common shares outstanding:
Basic	33,885	36,730	37,576
Diluted	34,591	37,402	38,145

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31
	2007	2006
	(Amounts in thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,093	$9,090
Net receivables	733,304	738,909
Net inventories	170,602	139,876
Deferred income tax assets	75,333	77,848
Other current assets	33,686	53,728
Total current assets	1,029,018	1,019,451
Net property, plant, and equipment	454,748	453,958
Goodwill	1,163,186	1,163,186
Prepaid and intangible pension assets	27,998	69,216
Deferred charges and other non-current assets	199,732	196,169
Total assets	$2,874,682	$2,901,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts		$63,036
Current portion of long-term debt		29,596
Accounts payable	$153,572	165,955
Contract advances and allowances	80,904	49,667
Accrued compensation	123,696	114,537
Accrued income taxes	11,791	23,710
Other accrued liabilities	133,309	224,443
Total current liabilities	503,272	670,944
Long-term debt	1,455,000	1,096,000
Deferred income tax liabilities	22,278	2,909
Postretirement and postemployment benefits liabilities	163,709	175,314
Accrued pension liability	89,383	239,313
Other long-term liabilities	83,159	89,142
Total liabilities	2,316,801	2,273,622
Commitments and contingencies (Notes 8, 10 and 11)
Common stock—$.01 par value:
Authorized—90,000,000 shares
Issued and outstanding—33,075,268 shares at March 31, 2007 and 35,207,335 shares at March 31, 2006	331	352
Additional paid-in-capital	477,554	472,861
Retained earnings	1,112,649	928,521
Unearned compensation	—	(2,760)
Accumulated other comprehensive loss	(424,075)	(333,136)
Common stock in treasury, at cost—8,479,793 shares held at March 31, 2007 and 6,347,726 shares held at March 31, 2006	(608,578)	(437,480)
Total stockholders’ equity	557,881	628,358
Total liabilities and stockholders’ equity	$2,874,682	$2,901,980

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
	2007	2006	2005
	(Amounts in thousands)
Operating Activities
Net income	$184,128	$153,882	$153,540
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	69,380	69,589	71,138
Amortization of intangible assets	6,772	8,745	7,448
Amortization of deferred financing costs	3,999	3,764	4,700
Loss on extinguishment of debt	—	18,849	—
Deferred income taxes	81,725	9,523	48,932
Loss on disposal of property	9,295	374	3,928
Minority interest, net of income taxes	451	404	451
Share-based plans expense	38,076	21,256	8,065
Excess tax benefits from share-based plans	(3,539)	—	—
Changes in assets and liabilities:
Net receivables	5,605	(113,776)	(80,158)
Net inventories	(30,726)	(17,459)	14,886
Accounts payable	(12,514)	15,938	33,574
Contract advances and allowances	31,237	17,950	(15,961)
Accrued compensation	5,470	15,466	(19,956)
Accrued income taxes	(5,312)	29,491	1,435
Pension and other postretirement benefits	(348,303)	9,109	(40,110)
Other assets and liabilities	8,724	(26,458)	4,143
Cash provided by operating activities	44,468	216,647	196,055
Investing Activities
Capital expenditures	(81,086)	(65,352)	(62,600)
Acquisition of businesses	—	—	(164,198)
Proceeds from the disposition of property, plant, and equipment	603	1,781	948
Cash used for investing activities	(80,483)	(63,571)	(225,850)
Financing Activities
Change in cash overdrafts	(63,036)	56,944	6,092
Payments made on bank debt	(20,250)	(27,000)	(133,447)
Payments made to extinguish debt	(225,346)	(663,957)	—
Proceeds from issuance of long-term debt	575,000	670,000	200,000
Premium to extinguish debt	—	(18,849)	—
Purchase of call options	(50,850)	—	—
Sale of warrants	23,220	—	—
Payments made for debt issue costs	(10,564)	(7,993)	(6,336)
Net purchase of treasury shares	(208,027)	(189,860)	(76,106)
Proceeds from employee stock compensation plans	19,332	23,957	28,058
Excess tax benefits from share-based plans	3,539	—	—
Cash provided by (used for) financing activities	43,018	(156,758)	18,261
Increase (decrease) in cash and cash equivalents	7,003	(3,682)	(11,534)
Cash and cash equivalents at beginning of year	9,090	12,772	24,306
Cash and cash equivalents at end of year	$16,093	$9,090	$12,772
Supplemental Cash Flow Disclosures:
Noncash investing activity: Capital expenditures included in accounts payable	$9,940	$9,809	$7,078
Noncash financing activity: Treasury shares purchased included in other accrued liabilities	$—	$6,147	$—

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock $.01 Par		Additional Paid-In	Retained	Unearned	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Stock	Equity
	(Amounts in thousands except share data)
Balance, April 1, 2004	37,439,972	$ 374	$ 468,086	$ 621,099	$ (1,015)	$ (263,687)	$ (260,657)	$ 564,200
Comprehensive income:
Net income				153,540				153,540
Other comprehensive income (see Note 1):
Adjustments, net						4,097		4,097
Comprehensive income								157,637
Exercise of stock options	801,130	8	(28,885)	—	—	—	50,623	21,746
Restricted stock grants	28,444	—	(34)	—	(1,754)	—	1,799	11
Amortization of restricted stock	—	—	—	—	1,040	—	—	1,040
Treasury stock purchased	(1,128,100)	(11)	11	—	—	—	(75,003)	(75,003)
Employee benefit plans and other	106,795	1	10,749	—	55	—	5,923	16,728
Balance, March 31, 2005	37,248,241	372	449,927	774,639	(1,674)	(259,590)	(277,315)	686,359
Comprehensive income:
Net income				153,882				153,882
Other comprehensive income (see Note 1):
Adjustments, net						(73,546)		(73,546)
Comprehensive income								80,336
Exercise of stock options	401,699	4	(9,473)	—	—	—	26,154	16,685
Restricted stock grants	36,406	—	244	—	(2,612)	—	2,387	19
Amortization of unearned compensation	—	—	—	—	1,519	—	—	1,519
Treasury stock purchased	(2,596,304)	(26)	26	—	—	—	(195,878)	(195,878)
Conversion of performance shares to an equity-based plan (see Note 12):	—	—	26,088	—	—	—	—	26,088
Employee benefit plans and other	117,293	2	6,049	—	7	—	7,172	13,230
Balance, March 31, 2006	35,207,335	352	472,861	928,521	(2,760)	(333,136)	(437,480)	628,358
Comprehensive income:
Net income				184,128				184,128
Other comprehensive income (see Note 1):
Adjustments, net						277,911		277,911
Comprehensive income								462,039
Adjustment for adoption of SFAS No. 158, net of income taxes of $239,490 (see Note 8)	—	—	—	—	—	(368,850)	—	(368,850)
Exercise of stock options	394,063	4	(10,159)	—	—	—	27,607	17,452
Restricted stock grants	38,214	—	(2,834)	—	—	—	2,819	(15)
Share-based compensation	—	—	38,076	—	—	—	—	38,076
Treasury stock purchased	(2,585,200)	(26)	26	—	—	—	(201,880)	(201,880)
Purchase of call options and sale of warrants, net (see Note 7)	—	—	(27,630)	—	—	—	—	(27,630)
Employee benefit plans and other	20,856	1	7,214	—	2,760	—	356	10,331
Balance, March 31, 2007	33,075,268	$ 331	$ 477,554	$ 1,112,649	$ —	$ (424,075)	$ (608,578)	$ 557,881

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies

Nature of Operations.   Alliant Techsystems Inc. (ATK) is a leading supplier of aerospace and defense products to the U.S. government, allied nations, and prime contractors. ATK is also a major supplier of ammunition and related accessories to law enforcement agencies and commercial customers. ATK is headquartered in Edina, Minnesota and has operating locations throughout the United States.

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

Commercial Products—Sales are recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred, and payment is reasonably assured. Sales are reduced for allowances and price discounts.

Operating Expenses.   Research and development, selling, and general and administrative costs are expensed in the year incurred.

Environmental Remediation and Compliance.   Costs associated with environmental compliance, restoration, and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation, restoration, and monitoring costs relating to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial and resource restoration activities when they are probable and the cost can be reasonably estimated.

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

Inventories consist of the following:

	March 31
	2007	2006
Raw materials	$51,239	$40,282
Work in process	47,520	35,415
Finished goods	35,373	33,184
Contracts in progress	36,470	30,995
Net inventories	$170,602	$139,876

Progress payments received from customers relating to the uncompleted portions of contracts are offset against unbilled receivable balances or applicable inventories. Any remaining progress payment balances are classified as contract advances. Inventories are shown net of reductions of $12,543 as of March 31, 2007 and $15,118 as of March 31, 2006 for customer progress payments received on uncompleted portions of contracts.

Stock-Based Compensation.   ATK’s stock-based employee compensation plans, which are described more fully in Note 12, provide for the grant of various types of stock-based incentive awards, including options to purchase common stock, restricted stock, and performance awards. Effective April 1, 2006, ATK adopted Statement on Financial Accounting Standards (SFAS) 123(R), Share-Based Payments, and related Securities and Exchange Commission (SEC) rules included in Staff Accounting Bulletin (SAB) No. 107, on a modified prospective basis. Prior to the adoption of SFAS 123(R), ATK accounted for those plans under

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

Commodity Forward Contracts.   ATK periodically uses derivatives to hedge certain commodity price risks. During fiscal 2007, ATK had forward contracts for copper, zinc, and lead, all of which expired prior to March 31, 2007. The contracts essentially established a fixed price for the underlying commodities and were designated and qualified as effective cash flow hedges of purchases of these commodities. Ineffectiveness was calculated as the amount by which the change in the fair value of the derivatives exceeded the change in the fair value of the anticipated commodity purchases. The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated other comprehensive (loss) income (OCI) in the financial statements. The gains on these contracts were recorded in cost of sales as the commodities were purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during fiscal 2007 and 2006:

	Years Ended March 31
	2007	2006
Beginning of period unrealized gain (loss) in accumulated OCI	$15,162	$(627)
Increase in fair value of derivatives	14,446	26,154
Gains reclassified from OCI, offsetting the price paid to suppliers	(29,608)	(10,365)
End of period unrealized gain in accumulated OCI	$—	$15,162

The change in OCI related to these derivatives during fiscal 2005 was not significant. The amount of ineffectiveness recognized in earnings for these contracts was $(241) during fiscal 2007 and $200 in fiscal 2006.

Earnings Per Share Data.   Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards (see Note 12) and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 7) during each period presented, which, if exercised or earned, would have a dilutive effect on earnings per share. In computing EPS for fiscal 2007, 2006, and 2005,  earnings, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2007	2006	2005
Basic EPS shares outstanding	33,885	36,730	37,576
Dilutive effect of stock-based awards	648	672	569
Dilutive effect of contingently issuable shares	58	—	—
Diluted EPS shares outstanding	34,591	37,402	38,145
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	34	12	494

Contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes and 2.75% Convertible Senior Subordinated Notes due 2024, as discussed in Note 7, are included in diluted EPS in fiscal 2007 but are not included in fiscal 2006 or fiscal 2005 because ATK’s average stock price was below the conversion price during those periods. Contingently issuable shares related to ATK’s 2.75%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

Convertible Senior Subordinated Notes due 2011, as discussed in Note 7, are not included in diluted EPS because ATK’s average stock price was below the conversion price during fiscal 2007. The Warrants, as discussed in Note 7, are not included in diluted EPS as ATK’s average stock price during fiscal 2007 did not exceed $116.75. The Call Options, also discussed in Note 7, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

Comprehensive Income.   Comprehensive income is a measure of all changes in stockholders’ equity except those resulting from investments by and distributions to owners. The components of comprehensive income for fiscal 2007, 2006, and 2005 are as follows:

	Years Ended March 31
	2007	2006	2005
Net income	$184,128	$153,882	$153,540
Other comprehensive income (loss) (OCI):
Change in fair value of derivatives, net of income taxes of $5,744, $(8,437), and $(5,562)	(8,482)	12,396	9,076
Pension and other postretirement benefit liabilities, net of income taxes of $(184,822), $58,914, and $3,298	286,287	(87,141)	(5,382)
Change in fair value of available-for-sale securities, net of income taxes of $(72), $(816), and $(247)	106	1,199	403
Total other comprehensive income (loss)	277,911	(73,546)	4,097
Total comprehensive income	$462,039	$80,336	$157,637

The components of accumulated OCI, net of income taxes, are as follows:

	March 31
	2007	2006
Derivatives	$(1,150)	$7,332
Pension and other postretirement benefit liabilities	(423,310)	(340,747)
Available-for-sale securities	385	279
Total accumulated other comprehensive loss	$(424,075)	$(333,136)

Fair Value of Financial Instruments.   The carrying amount of cash and cash equivalents, receivables, inventory, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.

New Accounting Pronouncements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (ATK’s fiscal 2009). ATK is currently evaluating the effect that adoption of this statement will have on its financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the statement of financial position and requires recognition of changes in the funded status in the year in which the changes occur through comprehensive income. These provisions were applicable as of the end of the first fiscal year ending after December 15, 2006 (ATK’s fiscal 2007) and resulted in a decrease in total stockholders’ equity of $368,850. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the year-end statement of financial position. This provision is applicable for fiscal years ending after December 15, 2008 (ATK’s fiscal 2009). ATK adopted the measurement provisions of SFAS No. 158 effective April 1, 2007 using the method which requires measurement of plan assets and benefit obligations as of the beginning of fiscal 2008. This adoption will change the discount rate assumption which will change anticipated pension expense for fiscal 2008. ATK is currently evaluating the effect that adoption of this statement will have on its financial statements. See Note 8.

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

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses diversity in practice in quantifying financial statement misstatements and requires that a company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 was effective for fiscal years ending after November 15, 2006 (ATK’s fiscal 2007), allowing a one-time transitional cumulative effect adjustment to retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have a material impact on ATK’s financial statements.

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

Reclassifications.   Certain reclassifications have been made to the fiscal 2006 and 2005 financial statements to conform to the fiscal 2007 classification. The reclassifications had no impact on income before income taxes, net income, or stockholders’ equity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

2. Acquisitions

In accordance with SFAS No. 141, Business Combinations, the results of acquired businesses are included in ATK’s consolidated financial statements from the date of acquisition. The purchase price for each acquisition is allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired is recorded as goodwill.

ATK made no acquisitions during fiscal 2007 or fiscal 2006.

In April 2007, ATK announced its intent to acquire Swales Aerospace, a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers. The transaction is subject to Hart-Scott-Rodino (HSR) review. ATK expects the acquisition to be completed during the first quarter of fiscal 2008.

During fiscal 2005, ATK acquired the PSI Group, which includes Pressure Systems Inc. (which was renamed ATK Space Systems Inc.), Programmed Composites Inc., and Able Engineering Company, Inc. for $164,198 in cash. The PSI Group is a leader in the design and manufacture of components for military and commercial space-based applications, including global positioning, navigation and communication satellites, satellite bus structures, struts, reflectors and deployable mast booms. ATK believes that the acquisition strengthened ATK’s advanced space systems portfolio and positions it to capture emerging opportunities in spacecraft integration and satellite technology. ATK expects to increase its content on space missions while expanding into new advanced space technology roles. The PSI Group is included in the Mission Systems Group. The purchase price allocation for the PSI Group was completed in fiscal 2006. None of the goodwill generated in this acquisition is deductible for tax purposes.

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

During fiscal 2003¸ ATK acquired the assets of Science and Applied Technology, Inc. (included in the Mission Systems Group). The sellers of this acquired business have the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones are attained with respect to one of the contracts acquired. Any additional contingent consideration paid to the sellers will be recorded by ATK as goodwill.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

3. Receivables

Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	March 31
	2007	2006
Contract receivables:
Billed receivables	$287,179	$309,857
Unbilled receivables	442,496	424,690
Other receivables	3,629	4,362
Net receivables	$733,304	$738,909

Receivable balances are shown net of customer progress payments received of $247,208 as of March 31, 2007 and $232,907 as of March 31, 2006. Receivable balances are shown net of allowances for doubtful accounts of $5,397 as of March 31, 2007 and $4,961 as of March 31, 2006.

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

4. Property, Plant, and Equipment

Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and test equipment is depreciated using the double declining balance method at most of ATK’s facilities, and using the straight-line method at other facilities. Other depreciable property is depreciated using the straight-line method. Machinery and equipment are depreciated over three to 20 years and buildings and improvements are depreciated over one to 45 years. Depreciation expense was $69,380 in fiscal 2007, $69,589 in fiscal 2006, and $71,138 in fiscal 2005.

ATK periodically reviews property, plant, and equipment for impairment. When such impairment is identified, it is recorded as a loss in that period. During the fourth quarter of fiscal 2007, ATK recorded an impairment charge of approximately $9,300 related to the termination of an internal information systems project.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

4. Property, Plant, and Equipment (Continued)

Property, plant, and equipment consists of the following:

	March 31
	2007	2006
Land	$32,445	$31,110
Buildings and improvements	293,326	281,106
Machinery and equipment	676,331	636,542
Property not yet in service	31,312	33,233
Gross property, plant, and equipment	1,033,414	981,991
Less accumulated depreciation	(578,666)	(528,033)
Net property, plant, and equipment	$454,748	$453,958

5. Goodwill and Deferred Charges and Other Non-Current Assets

In accordance with SFAS No. 142, ATK tests goodwill and intangible assets with indefinite lives for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment. Goodwill impairment testing under SFAS No. 142 is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. ATK estimates the fair values of the related operations using discounted cash flows. If the fair value is determined to be less than the carrying value, a second step would be performed to determine the amount of impairment. SFAS No. 142 requires that goodwill be tested as of the same date every year; ATK’s annual testing date is the first day of its fourth fiscal quarter. ATK has not recorded any goodwill impairment charges under SFAS No. 142.

The changes in the carrying amount of goodwill by segment were as follows:

	Mission Systems Group	Ammunition Systems Group	Launch Systems Group	Total
Balance at April 1, 2005	$521,207	$171,337	$461,862	$1,154,406
Adjustments	13,243	—	(4,463)	8,780
Balance at March 31, 2006	534,450	171,337	457,399	1,163,186
Adjustments	—	—	—	—
Balance at March 31, 2007	$534,450	$171,337	$457,399	$1,163,186

The fiscal 2006 adjustments to the Mission Systems Group goodwill were primarily due to the recording of the final valuation of other intangible assets for the PSI Group resulting in an increase in goodwill, as well as adjustments of deferred taxes related to the PSI Group acquisition. The fiscal 2006 adjustments to the Launch Systems Group goodwill were due to adjustments of deferred taxes related to the tax basis of fixed assets of previous acquisitions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

5. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

Deferred charges and other non-current assets consist of the following:

	March 31
	2007	2006
Gross debt issuance costs	$31,189	$25,148
Less accumulated amortization	(8,187)	(6,148)
Net debt issuance costs	23,002	19,000
Other intangible assets	111,912	118,386
Environmental remediation receivable	30,359	28,749
Other non-current assets	34,459	30,034
Total deferred charges and other non-current assets	$199,732	$196,169

Other intangible assets consists primarily of trademarks, patented technology, and brand names of $87,973 as of March 31, 2007 and 2006, that are not being amortized as their estimated useful lives are considered indefinite. Other intangible assets also include amortizing intangible assets, as follows:

	March 31, 2007			March 31, 2006
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$19,944	$(16,349)	$3,595	$19,944	$(11,827)	$8,117
Customer relationships and other	27,407	(7,063)	20,344	27,109	(4,813)	22,296
Total	$47,351	$(23,412)	$23,939	$47,053	$(16,640)	$30,413

These assets are being amortized using a straight-line method over their estimated useful lives, which range from four to five years for contracts and four to 12 years for customer relationships and other. Amortization expense related to these assets was $6,772 in fiscal 2007, $8,745 in fiscal 2006, and $7,448 in fiscal 2005. ATK expects amortization expense related to these assets to be as follows:

Fiscal 2008	$5,318
Fiscal 2009	3,003
Fiscal 2010	2,281
Fiscal 2011	2,278
Fiscal 2012	2,269
Thereafter	8,790
Total	$23,939

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

6. Other Accrued Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2007	2006
Employee benefits and insurance, including pension and other postretirement benefits	$55,879	$147,529
Warranty	14,870	17,100
Interest	2,121	2,775
Environmental remediation	11,668	6,011
Share repurchase	—	6,147
Other	48,771	44,881
Total other accrued liabilities—current	$133,309	$224,443
Environmental remediation	$45,422	$49,584
Management deferred compensation plan	28,155	30,819
Minority interest in joint venture	8,035	7,584
Other	1,547	1,155
Total other long-term liabilities	$83,159	$89,142

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The product warranties relate primarily to the commercial rocket motors (within the Launch Systems Group). The following is a reconciliation of the changes in ATK’s product warranty liability during fiscal 2006 and 2007:

Balance at April 1, 2005	$13,869
Payments made	(79)
Warranties issued	5,195
Changes related to preexisting warranties	(1,885)
Balance at March 31, 2006	17,100
Payments made	(459)
Warranties issued	2,443
Changes related to preexisting warranties	(4,214)
Balance at March 31, 2007	$14,870

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	March 31
	2007	2006
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000
Revolving Credit Facility due 2012	—
Senior Credit Facility dated March 31, 2004:
Term A Loan due 2009	—	$243,000
8.50% Senior Subordinated Notes	—	2,596
2.75% Convertible Senior Subordinated Notes due 2011	300,000	—
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total long-term debt	1,455,000	1,125,596
Less current portion	—	29,596
Long-term debt	$1,455,000	$1,096,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Senior Credit Facility amends and restates ATK’s previous Credit Agreement dated March 31, 2004, as amended (the previous Credit Agreement). The previous Credit Agreement was comprised of a term loan with an original balance of $270,000 and a $300,000 revolving credit facility, both of which were to mature in 2009. In connection with this transaction, ATK wrote off $2,564 of deferred issuance costs related to the previous Credit Agreement. The Term A Loan is subject to quarterly principal payments of $0 in the years ending March 31, 2008 and 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 6.20% at March 31, 2007. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at March 31, 2007. As of March 31, 2007, ATK had no borrowings against its $500,000 revolving credit facility and had outstanding letters of credit of $82,887, which reduced amounts available on the revolving facility to $417,113. ATK’s weighted average interest rate on short-term borrowings was 7.24% during fiscal 2007 and 5.20% during fiscal 2006. Debt issuance costs of approximately $3,000 will be amortized over the term of the Senior Credit Facility. Two of ATK’s interest rate swaps related to floating-rate debt matured in December 2005. During March 2006, ATK terminated its remaining $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In September 2006, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) when, if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares are not included in ATK’s diluted share count for fiscal 2007 because ATK’s average stock price during that period was below the conversion price. Debt issuance costs of approximately $7,300 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

In fiscal 2006, ATK made a cash tender offer for any and all of its outstanding $400,000 aggregate principal amount 8.50% Senior Subordinated Notes due 2011 (the 8.50% Notes). As of March 31, 2006, $397,404 principal amount of the 8.50% Notes had been repaid by ATK at a price of 104.75% of the principal amount (resulting in a premium of $18,849). ATK redeemed the remaining $2,596 principal amount during the first quarter of fiscal 2007 at a price of 104.25% of the principal amount. In connection with the repayment of the 8.50% Notes, ATK wrote off $7,119 of deferred debt issuance costs in fiscal 2006. ATK also terminated its three interest rate swaps associated with the 8.50% Notes, resulting in a cash payout of $14,419 and a net expense of $6,022 (consisting of the termination charge net of the unamortized portion of ATK’s proceeds from recouponing two of these interest rate swaps in fiscal 2003).

In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (the 6.75% Notes) that mature on April 1, 2016. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year. ATK has the right to redeem some or all of these notes from time to time on or after April 1, 2011, at specified redemption prices. Prior to April 1, 2011, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to April 1, 2009, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.75% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs related to these notes of $7,700 are being amortized to interest expense over ten years.

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at March 31, 2007 and 2006. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares during fiscal 2007 by 19,040 shares because ATK’s average stock price exceeded the conversion price during the year, but they were not included in fiscal 2006 or 2005 because ATK’s stock price was below the conversion price during those years. Debt issuance costs of $4,700 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase these notes.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Beginning with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at March 31, 2007 and 2006. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert these notes into shares of ATK’s common stock at a conversion rate of 12.5843 shares per $1 principal amount of the notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares during fiscal 2007 by 39,283 shares because ATK’s average stock price exceeded the conversion price during the year, but they were not included in fiscal 2006 or 2005 because ATK’s stock price was below the conversion price during those years. Debt issuance costs of $8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase these notes.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

At March 31, 2007 and 2006, the carrying amount of the variable-rate debt approximated fair market value, based on current rates for similar instruments with the same maturities. The fair value of the fixed-rate debt was approximately $1,315,950, $135,950 more than its carrying value at March 31, 2007, and $938,000, $55,000 more than its carrying value at March 31, 2006. The fair value was determined based on market quotes for each issuance.

The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2008	$—
Fiscal 2009	—
Fiscal 2010	13,750
Fiscal 2011	13,750
Fiscal 2012	547,500
Thereafter	880,000
Total	$1,455,000

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 72% as of March 31, 2007 and 64% as of March 31, 2006.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. As of March 31, 2007, ATK was in compliance with the covenants.

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

Cash paid for interest totaled $68,939 in fiscal 2007, $111,448 in fiscal 2006, and $58,646 in fiscal 2005. Cash received for interest totaled $1,212 in fiscal 2007, $1,245 in fiscal 2006, and $930 in fiscal 2005.

Shelf Registration.   On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time. As of March 31, 2007, ATK has the capacity under the registration statement to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt. As of March 31, 2007 and 2006, ATK did not have any outstanding interest rate swaps.

8. Employee Benefit Plans

Defined Benefit Plans

Pension Plans.   ATK has noncontributory defined benefit pension plans that cover substantially all employees hired prior to January 1, 2007. Non-union employees hired on or after January 1, 2007 are covered by a defined contribution plan, discussed below. The plans provide either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. ATK funds the plans in accordance with federal requirements calculated using appropriate actuarial methods.

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

Effective March 31, 2007, ATK adopted the recognition provisions of SFAS No. 158, which requires that the consolidated balance sheet reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. ATK has recognized the aggregate of all overfunded plans in prepaid and intangible pension assets and the aggregate of all underfunded plans within the accrued pension liability and postretirement and postemployment benefits liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in other accrued liabilities.

At March 31, 2007, previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in our consolidated balance sheet as required by SFAS No. 158. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive income in the period in which they occur.

Effective April 1, 2007, ATK adopted the measurement provisions of SFAS No. 158 which will require ATK to measure plan assets and benefit obligations at fiscal year end. ATK currently performs this measurement at December 31 of each year and will remeasure its plan assets and benefit obligations as of April 1, 2007 in accordance with the transition provisions of SFAS No. 158. The provisions of SFAS No. 158 do not permit retrospective application. This adoption will change ATK’s discount rate assumptions for fiscal 2008 which will change the anticipated pension expense for fiscal 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

The incremental effect of adopting the recognition provisions of SFAS No. 158 on individual line items in the consolidated balance sheet at March 31, 2007 is shown below:

	Before adoption of SFAS No. 158	Adjustments	After adoption of SFAS No. 158
Prepaid and intangible pension assets	$600,270	$(572,272)	$27,998
Total assets	$3,446,954	$(572,272)	$2,874,682
Deferred income tax liabilities	$261,768	$(239,490)	$22,278
Postretirement and postemployment benefits liabilities	170,006	(6,297)	163,709
Accrued pension liability	47,018	42,365	89,383
Total liabilities	2,520,223	(203,422)	2,316,801
Accumulated other comprehensive loss	(55,225)	(368,850)	(424,075)
Total stockholders’ equity	926,731	(368,850)	557,881
Total liabilities and stockholders’ equity	$3,446,954	$(572,272)	$2,874,682

Obligations and Funded Status

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$2,140,606	$1,986,935	$231,031	$253,613
Service cost	54,927	48,836	497	450
Interest cost	121,375	117,327	12,695	13,945
Amendments	3,253	—	—	(450)
Actuarial loss (gain)	42,205	111,663	(8,191)	(11,349)
Benefits paid	(134,111)	(124,155)	(20,154)	(25,178)
Benefit obligation at end of year	2,228,255	2,140,606	215,878	231,031
Change in plan assets
Fair value of plan assets at beginning of year	1,652,304	1,589,594	54,676	55,520
Actual return on plan assets	239,671	133,391	5,734	1,823
Retiree contributions	—	—	9,011	11,268
Employer contributions	319,536	53,474	17,123	22,511
Benefits paid	(134,111)	(124,155)	(29,165)	(36,446)
Fair value of plan assets at end of year	2,077,400	1,652,304	57,379	54,676
Adjustment for fourth quarter contributions	87,505	—	740	975
	2,164,905	1,652,304	58,119	55,651
Funded status at end of year	(63,350)	(488,302)	(157,759)	(175,380)
Unrecognized net actuarial loss	*	797,698	*	93,033
Unrecognized prior service benefit	*	(10,172)	*	(93,077)
Net amount recognized	$(63,350)	$299,224	$(157,759)	$(175,424)

*                    Not applicable due to the adoption of SFAS No. 158.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

Amounts Recognized in the Balance Sheet

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2007	2006	2007	2006
Prepaid and intangible pension assets	$27,998	$65,075
Other current accrued liabilities	(1,965)	(85,776)	$(13,902)	$(20,846)
Postretirement and postemployment benefits liabilities	—	—	(143,857)	(154,578)
Accrued pension liability	(89,383)	(239,313)	—	—
Intangible asset	*	4,141	*	—
Accumulated other comprehensive loss related to minimum pension liability	*	555,097	*	—
Net amount recognized	$(63,350)	$299,224	$(157,759)	$(175,424)
Accumulated other comprehensive loss (gain) related to:
Unrecognized net actuarial losses	704,707	$ *	77,751	$ *
Unrecognized prior service benefit	(6,082)	*	(84,048)	*
Accumulated other comprehensive loss (gain)	$698,625	$—	$(6,297)	$—

* Not applicable due to the adoption of SFAS No. 158.

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2008 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial losses	$45,813	$4,382
Amortization of prior service benefits	(599)	(9,006)
Total	$45,214	$(4,624)

The accumulated benefit obligation for all defined benefit pension plans was $1,966,831 as of March 31, 2007 and $1,962,420 as of March 31, 2006.

Information for Pension Plans with an Accumulated
Benefit Obligation in Excess of Plan Assets

	March 31
	2007	2006
Projected benefit obligation	$210,139	$2,010,213
Accumulated benefit obligation	186,261	1,837,916
Fair value of plan assets	137,277	1,512,827

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended March 31			Years Ended March 31
	2007	2006	2005	2007	2006	2005
Service cost	$54,927	$48,836	$40,929	$497	$450	$1,004
Interest cost	121,375	117,327	113,543	12,696	13,945	18,199
Expected return on plan assets	(150,557)	(147,637)	(149,914)	(3,851)	(3,836)	(3,962)
Amortization of unrecognized net loss	46,082	35,966	19,970	5,207	6,478	7,230
Amortization of unrecognized prior service cost	(837)	(860)	(860)	(9,029)	(9,113)	(5,964)
Net periodic benefit cost before special termination benefits cost / curtailment	70,990	53,632	23,668	5,520	7,924	16,507
Special termination benefits cost / curtailment	—	—	7,215	—	(603)	1,905
Net periodic benefit cost	$70,990	$53,632	$30,883	$5,520	$7,321	$18,412

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) reduced ATK’s APBO measured as of December 31, 2005. One of ATK’s other PRB plans is actuarially equivalent to Medicare, but ATK does not believe that the subsidies it will receive under the Act will be significant. Because ATK believes that participation levels in its other PRB plans will decline, the impact to ATK’s results of operations in any period is not expected to be significant.

Assumptions

Weighted-Average Assumptions Used to Determine Benefit
Obligations as of March 31

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.90%	5.80%	5.90%	5.90%	5.80%	5.90%
Rate of compensation increase:
Union	3.50%	3.00%	3.00%
Salaried	3.73%	3.25%	3.25%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

Weighted-Average Assumptions Used to Determine Net Periodic
Benefit Cost for Years Ended March 31

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.80%	5.90%	6.25%	5.80%	5.90%	6.25%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	6.00%/	6.00%/	6.00%/
				8.00%	8.00%	8.00%
Rate of compensation increase:
Union	3.00%	3.00%	3.00%
Salaried	3.25%	3.25%	3.25%

In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK’s own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. The expected long-term rate of return of 9.0% used in fiscal 2007 for pension plans was based on an asset allocation assumption of 55% with equity managers, with an expected long-term rate of return of 10.8%; 20% with fixed income managers, with an expected long-term rate of return of 6.5%; 10% with real estate/real asset managers with an expected long-term rate of return of 9.5%; and 15% with alternate investment managers with an expected long-term rate of return of 9.4%.

In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2007, 32% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

Assumed Health Care Cost Trend Rates used to Measure Expected Cost of Benefits

	2008	2007
Weighted average health care cost trend rate	7.3%	7.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.4%
Fiscal year that the rate reaches the ultimate trend rate	2017	2017

Since fiscal 2006, medical trend rates have been set specifically for each benefit plan and design. Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$792	$(685)
Effect on postretirement benefit obligation	13,067	(11,350)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

Plan Assets

Pension.   ATK’s pension plan weighted-average asset allocations at March 31, 2007 and 2006, and the target allocations for fiscal 2008, by asset category are as follows:

	Target	Actual as of March 31
Asset Category	2008	2007	2006
Domestic equity securities	35%	29.7%	35%
International equity securities	20%	20.6%	23%
Fixed income investments	20%	14.9%	18%
Real estate/real asset investments	10%	11.1%	11%
Alternative investments	15%	18.7%	13%
Other investments	—	5.0%	—
Total	100%	100%	100%

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

There was no ATK common stock included in Plan assets as of March 31, 2007 or 2006.

Other Postretirement Benefits.   ATK’s other PRB obligations were 27% and 24% pre-funded as of March 31, 2007 and 2006, respectively.

Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 32% and 29% of the assets were held in the 401(h) account as of March 31, 2007 and 2006, respectively. The remaining assets are in fixed income investments. ATK’s investment objective for the other PRB plan assets is the preservation and safety of capital.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

Contributions

ATK does not expect to make any contributions to its qualified pension plans but plans to contribute approximately $3,500 directly to retirees, and approximately $16,900 to its other postretirement benefit plans in fiscal 2008.

Expected Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid in the years ending March 31. The pension benefits will be paid primarily out of the pension trust. The postretirement benefit payments are shown net of the expected subsidy for the Medicare prescription drug benefit under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which are not material to be presented separately.

	Pension Benefits	Other Postretirement Benefits
2008	$119,788	$20,473
2009	130,251	19,862
2010	124,615	19,480
2011	129,522	19,084
2012	136,472	18,797
2013 through 2017	777,502	82,809

Defined Contribution Plan

ATK also sponsors a defined contribution plan. Participation in this plan is available to substantially all employees. The defined contribution plan is a 401(k) plan sponsored by ATK to which employees may contribute up to 50% of their pay (subject to limitations). Effective January 1, 2004, the ATK matching contribution to this plan depends on a participant’s years of service and certain other factors. Participants receive either:

•       a matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% (or, in certain cases, 3%) of the participant’s contributed pay,

•       a matching contribution of 50% up to 6% of the participant’s contributed pay,

•       an automatic 6% pre-tax contribution rate along with a matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 3% of the participant’s contributed pay (subject to one-year vesting) and a non-elective contribution based on recognized compensation and age and service (subject to three-year vesting), or

•       no matching contribution.

ATK’s contributions to the plan were $19,998 in fiscal 2007, $23,370 in fiscal 2006, and $20,654 in fiscal 2005.

Approximately 1,893, or 12%, of ATK’s employees are covered by collective bargaining agreements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

9. Income Taxes

The breakdown of the total income tax provision includes income before income taxes, minority interest, other comprehensive income (losses), and share-based compensation, as follows:

	Years Ended March 31
	2007	2006	2005
Income tax provision attributable to income	$80,217	$73,271	$66,549
Minority interest	(216)	(105)	(18)
Stockholders’ equity, for other comprehensive income	(60,340)	(49,661)	2,511
Stockholders’ equity, for share-based compensation	(7,016)	(5,432)	(11,530)
Income tax provision	$12,645	$18,073	$57,512

ATK’s income tax provision attributable to income consists of:

	Years Ended March 31
	2007	2006	2005
Current:
Federal	$(1,531)	$58,421	$14,924
State	23	5,327	2,693
Deferred:
Federal	74,142	13,657	45,637
State	7,583	(4,134)	3,295
Income tax provision attributable to income	$80,217	$73,271	$66,549

The items responsible for the differences between the federal statutory rate and ATK’s effective rate are as follows:

	Years Ended March 31
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	2.3%	2.5%	2.5%
Extraterritorial income benefit	(2.0)%	(0.7)%	(1.3)%
Domestic manufacturing deduction	(0.5)%	(0.6)%	—%
Research and development credit	(1.3)%	(1.1)%	(2.2)%
Change in previous contingencies	(2.6)%	(1.4)%	(3.7)%
Other (tax benefits)/non-deductible costs, net	(0.5)%	(1.6)%	(0.4)%
Change in valuation allowance	(0.1)%	0.1%	0.3%
Income tax provision attributable to income	30.3%	32.2%	30.2%

ATK’s provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2007 of 30.3% differs from the federal statutory rate of 35% due to state income taxes which increased the effective rate, and the following items which decreased the rate: extraterritorial income (ETI) exclusion tax benefits, domestic manufacturing deduction (DMD), research and development (R&D) tax credits, a decrease in the valuation allowance, and other provision adjustments.

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

Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. As of March 31, 2007 and 2006 the components of deferred tax assets and liabilities were as follows:

	Years Ended March 31
	2007	2006
Deferred tax assets	$620,807	$577,398
Deferred tax liabilities	(564,245)	(498,710)
Valuation allowance	(3,507)	(3,749)
Net deferred tax assets	$53,055	$74,939

As of March 31, 2007 and 2006, the deferred tax assets and liabilities resulted from temporary differences related to the following:

	March 31
	2007	2006
Reserves for employee benefits	$56,180	$42,532
Post-retirement benefit obligations	73,449	84,784
Environmental reserves	8,502	8,883
Other reserves	21,631	22,788
Research tax credits	5,474	5,257
Other comprehensive income provision	273,849	213,327
Debt-related	(20,877)	(15,821)
Long-term contract method of revenue recognition	(8,152)	(10,090)
Property, plant, and equipment	(57,051)	(62,138)
Intangible assets	(58,730)	(54,431)
Pension	(255,402)	(161,135)
Other	17,689	4,732
Valuation allowance	(3,507)	(3,749)
Net deferred income tax asset	$53,055	$74,939

ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The valuation allowance of $3,507 at March 31, 2007 relates to certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance was decreased by $242 during fiscal 2007 because the amount of state carryforward benefits expected to be utilized before expiration increased primarily because of changes to the projected taxable income. Of the valuation allowance, $367 will be allocated to reduce goodwill if the related deferred tax asset is ultimately realized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

9. Income Taxes (Continued)

Amounts accrued for potential federal and state tax assessments total $6,324 at March 31, 2007 and $23,386 at March 31, 2006. These accruals relate to federal and state tax issues such as the tax benefits from the extraterritorial income (ETI) exclusion, the domestic manufacturing deduction (DMD), the amount of research and development (R&D) tax credits claimed, and other federal and state issues.

IRS examinations have been completed through fiscal 2006 and all tax matters with the IRS have been settled for years through fiscal 2006.

On May 17, 2006, the President signed the Tax Increase Prevention and Reconciliation Act of 2005, which repealed the ETI’s grandfathered provisions of the American Jobs Creation Act of 2004 effective for fiscal years beginning after the date of the enactment. As a result, fiscal 2007 will be the final year for recognizing ETI benefits.

On December 20, 2006, the President signed the Tax Relief and Health Care Act of 2006 which reinstated the R&D tax credit from January 1, 2006 through December 31, 2007. The extension of the R&D credit is reflected in the tax rates noted above, which includes a discrete tax benefit of $1,566. Congress is working on legislation to extend the credit. If the proposed legislation is not signed into law, ATK’s fiscal 2008 tax rate could increase by approximately 0.3%.

The deferred tax assets include $5,889 related to state tax credit carryforwards and $10,381 for state net operating loss carryforwards. These carryforwards expire as follows: $946 through fiscal 2010, $1,751 in fiscal 2011 through fiscal 2015, $2,499 in fiscal 2016 through fiscal 2020, $9,204 in fiscal 2021 through fiscal 2028. The remaining $1,706 as well as alternative minimum tax credits of $164 can be carried forward indefinitely.

Income taxes paid, net of refunds, totaled $3,889 in fiscal 2007, $34,263 in fiscal 2006, and $16,336 in fiscal 2005.

10. Commitments

ATK leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $61,410 in fiscal 2007, $57,989 in fiscal 2006, and $49,396 in fiscal 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

10. Commitments (Continued)

The following table summarizes ATK’s contractual obligations and commercial commitments as of March 31, 2007:

		Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt	$1,455,000		$13,750	$561,250	$880,000
Interest on debt(1)	564,738	$58,636	116,847	114,717	274,538
Operating leases	248,066	68,945	111,408	57,975	9,738
Environmental remediation costs, net	25,016	5,930	302	3,703	15,081
Pension and other PRB plan contributions	339,149	24,147	51,821	85,459	177,722
Total contractual obligations	$2,631,969	$157,658	$294,128	$823,104	$1,357,079

		Commitment Expiration by period
	Total	Within 1 year	1-3 years
Other commercial commitments:
Letters of credit	$82,887	$64,542	$18,345

(1)          Includes interest on variable rate debt calculated based on interest rates at March 31, 2007. Variable rate debt was approximately 19% of ATK’s total debt at March 31, 2007.

Pension plan contributions are an estimate of ATK’s minimum funding requirements through fiscal 2017 to provide pension benefits for employees based on service provided through fiscal 2007 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulatory rules.

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

On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK’s LUU series illuminating flares. ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products. Further details regarding the investigation were not provided to ATK. On or about March 13, 2007, ATK received notice, for the first time, of the source and basis of the Government’s investigation, certain aspects of which remain confidential.

ATK has cooperated with the investigation and voluntarily produced documents to the DOJ; however, ATK denies any allegations of improper conduct. Based on what is known to ATK about the subject matter under investigation, ATK does not believe that it has violated any law or regulation and believes it could assert valid defenses to any legal action that might be associated with this investigation. Although it is not possible at this time to predict the outcome of the DOJ’s investigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.

Environmental Liabilities.   ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.0% and 3.25% as of March 31, 2007 and 2006, respectively. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2007		March 31, 2006
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(65,603)	$40,587	$(67,065)	$39,772
Unamortized discount	8,513	(4,490)	11,470	(6,087)
Present value amounts (payable) receivable	$(57,090)	$36,097	$(55,595)	$33,685

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

11. Contingencies (Continued)

Amounts payable or receivable in periods beyond fiscal 2008 have been classified as non-current on the March 31, 2007 balance sheet. As such, of the $57,090 net liability, $11,668 is recorded within other current liabilities and $45,422 is recorded within other non-current liabilities. Of the $36,097 net receivable, $5,738 is recorded within other current assets and $30,359 is recorded within other non-current assets. As of March 31, 2007, the estimated discounted range of reasonably possible costs of environmental remediation was $57,090 to $95,387.

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

•       ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. (Alcoa) in fiscal 2002. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29,000, ATK and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, and ATK is responsible for any payments in excess of $49,000.

•       With respect to the civil ammunition business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

11. Contingencies (Continued)

environmental matters, which extended through December 7, 2006, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125,000, less payments previously made.

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

At March 31, 2007, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2008	$5,930
Fiscal 2009	151
Fiscal 2010	151
Fiscal 2011	2,056
Fiscal 2012	1,647
Thereafter	15,081
Total	$25,016

There were no material insurance recoveries related to environmental remediation during fiscal 2007, 2006, or 2005.

12. Stockholders’ Equity

ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of March 31, 2007, ATK has authorized up to 3,000,000 common shares under the 2005 Stock Incentive Plan, of which 2,092,490 common shares are yet available to be granted. No new grants will be made out of the other three plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

12. Stockholders’ Equity (Continued)

Stock options may be granted from time to time, at the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally granted with a seven-year term; most grants prior to that had a ten-year term. Restricted stock issued to non-employee directors and certain key employees totaled 38,214 shares in fiscal 2007, 36,406 shares in fiscal 2006, and 28,444 shares in fiscal 2005. Restricted shares vest over periods of one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date. As of March 31, 2007, there were also performance awards of up to 1,209,179 shares reserved for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares, 637,810 shares were earned during fiscal 2007 upon achievement of certain financial performance goals through fiscal 2007 and were distributed in May 2007; 176,698 shares will become payable only upon attainment of a specified performance goal related to achievement of supply chain management savings at any point through the end of fiscal 2012; up to 189,656 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2007 through fiscal 2009 period; and up to 205,015 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2008 through fiscal 2010 period. ATK issues treasury shares upon the exercise of stock options or grant of restricted stock and payment of performance awards.

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

Total pre-tax stock-based compensation expense of $38,076, $21,256, and $8,065 was recognized during fiscal 2007, 2006, and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $15,169, $8,120, and $3,065 during fiscal 2007, 2006, and 2005, respectively. Due to the adoption of SFAS 123(R), ATK recognized incremental pre-tax stock-based compensation expense for stock options of $7,011, a decrease in net income of $4,307 ($0.13 and $0.12 impact on basic and diluted earnings per share, respectively) during fiscal 2007. Also as a result of the adoption of SFAS 123(R), ATK realized lower pre-tax stock-based compensation expense on its performance awards granted prior to adoption of $7,663, a decrease in net income of $4,590 ($0.14 and $0.13 impact on basic and diluted earnings per share, respectively) during fiscal 2007. ATK also realized a reduction in cash flows from operating activities and an increase in cash flows from financing activities of $3,539 for fiscal 2007. Additionally, unearned compensation on non-vested restricted stock of $2,760 was

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

12. Stockholders’ Equity (Continued)

reclassified to additional paid-in capital on April 1, 2006. The cumulative effect adjustment for forfeitures related to non-vested restricted stock and performance awards was not material.

Prior to fiscal 2007, ATK accounted for its stock-based plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if ATK had applied the fair value recognition provisions of SFAS No. 123(R) during fiscal 2006 and 2005.

	Years Ended March 31
	2006	2005
Net income, as reported	$153,882	$153,540
Stock-based employee compensation cost included in the determination of net income as reported, net of related tax effects	13,149	6,405
Stock-based employee compensation cost determined under fair value-based method for all awards, net of related tax effects	(20,526)	(12,645)
Pro forma net income	$146,505	$147,300
Earnings per share:
Basic—as reported	$4.19	$4.09
Basic—pro forma	3.99	3.92
Diluted—as reported	4.11	4.03
Diluted—pro forma	3.92	3.86

A summary of ATK’s stock option activity is as follows:

	Year Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in 000s)
Outstanding at beginning of period	1,964,718	$54.37
Granted	18,050	78.72
Exercised	(394,063)	44.29
Forfeited/expired	(74,418)	64.96
Outstanding at end of period	1,514,287	$56.81	4.5	$47,113
Vested and expected to vest at end of period	1,511,286	$56.77	4.5	$47,069
Options exercisable at end of period	862,086	$49.77	4.3	$32,885

The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK’s stock over the past five years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

12. Stockholders’ Equity (Continued)

termination trends. The weighted average fair value of options granted was $28.58, $23.76, and $22.10 during fiscal 2007, 2006, and 2005, respectively. The following weighted average assumptions were used for grants:

	Years Ended March 31
	2007	2006	2005
Risk-free rate	4.9%	4.0%	4.0%
Expected volatility	30.9%	30.2%	30.4%
Expected dividend yield	0%	0%	0%
Expected option life	5 years	5 years	5 years

The total intrinsic value of options exercised was $15,189, $5,969, and $8,990 during fiscal 2007, 2006, and 2005, respectively. Total cash received from options exercised was $17,452, $16,689, and $21,746 during fiscal 2007, 2006, and 2005, respectively.

The total fair value of restricted shares vested and performance awards earned was $48,639, $512, and $3,083 during fiscal 2007, 2006, and 2005, respectively. A summary of ATK’s restricted share and performance award activity is as follows:

	Year Ended March 31, 2007
	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 1, 2006	713,736	$73.62
Granted	613,795	81.37
Canceled/forfeited	(5,574)	77.13
Vested	(657,060)	74.03
Nonvested at March 31, 2007	664,897	$79.93

As of March 31, 2007, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $28,771 and is expected to be realized over a weighted average period of 1.8 years.

Share Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. In February and March 2006, ATK repurchased 1,315,104 shares for $100,000. During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880. As of March 31, 2007, there were 1,099,696 remaining shares authorized to be repurchased.

Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. ATK’s 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2007, this limit was approximately $187,000. As of March 31, 2007, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains a senior leverage ratio of less than 2.0. When that ratio is exceeded, there is an annual limit of $50,000 plus proceeds of any equity issuances plus 50% of net income since March 29, 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

13. Restructuring Charges

Since fiscal 2004, ATK has been recording costs for restructuring and related activities, the majority of which are the result of the U.S. Army’s announced plans to exit the Twin Cities Army Ammunition Plant (TCAAP) in Arden Hills, MN. As a result of this announcement, ATK’s management decided to relocate medium-caliber ammunition metal parts manufacturing from TCAAP to Rocket Center, WV. The product qualification and start of production for the primary medium-caliber ammunition products was completed during fiscal 2005. In connection with these restructuring and related activities, ATK recorded costs of approximately $15,000 through fiscal 2006 within cost of sales in the Ammunition Systems Group, primarily for employee termination benefits (including $2,718 for special termination benefits for pension and other postretirement benefits (PRB)), facility clean-up, and accelerated depreciation. ATK disbursed approximately $10,100 through fiscal 2007 in connection with these activities. There was no liability remaining as of March 31, 2007. In September 2006, ATK received Army approval of the final accounting and closure for property accountability at TCAAP, which closes out the TCAAP restructure.

During fiscal 2006, ATK announced its plans to move its fuze production operations from Janesville, WI to Rocket Center, WV. In connection with this move, ATK recorded costs of approximately $9,800 through fiscal 2006 within the Mission Systems Group related primarily to employee termination benefits, relocation, accelerated depreciation, and facility clean-up costs. Through fiscal 2007, approximately $6,900 was disbursed and cash of $1,400 was received from the sale of the Janesville facility. There was no liability remaining as of March 31, 2007 and the Janesville restructure is completed.

14. Operating Segment Information

Effective April 1, 2006, ATK realigned its business operations. As a result of this realignment, ATK changed the name of its ATK Thiokol segment to Launch Systems Group and changed the name of its Ammunition segment to Ammunition Systems Group, and consolidated the Precision Systems, Advanced Propulsion and Space Systems, and ATK Mission Research segments into a new segment, Mission Systems Group. In addition, a program was transferred from the Mission Systems Group to the Launch Systems Group as of April 1, 2006. Following this realignment, ATK has three segments: Mission Systems Group, Ammunition Systems Group, and Launch Systems Group. The April 1, 2006 realignment is reflected in the information contained in this report and the segment information for prior periods has been restated. These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer. Revenue by product line has not been provided as to do so would be impracticable.

•       The Mission Systems Group, which generated 34% of ATK’s external sales in fiscal 2007, operates in four areas: Weapon Systems, Aerospace Systems, Space Systems, and Technical Services.

•       The Ammunition Systems Group, which generated 36% of ATK’s external sales in fiscal 2007, produces military ammunition and gun systems; civil ammunition and accessories; and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•       The Launch Systems Group, which generated 30% of ATK’s external sales in fiscal 2007, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. Other products include ordnance which includes decoy and illuminating flares.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

14. Operating Segment Information (Continued)

All of ATK’s segments derive the majority of their sales from contracts with, and prime contractors to, the U.S. Government. ATK’s U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government Sales	Percent of sales
2007	$2,817,000	79%
2006	2,549,000	79%
2005	2,186,000	78%

The military small-caliber ammunition contract, which is reported within the Ammunition Systems Group, contributed approximately 14% of total fiscal 2007 and fiscal 2006 sales and 12% of fiscal 2005 total sales. ATK’s contract with NASA for the Reusable Solid Rocket Motors (RSRM) for the Space Shuttle, which is reported within the Launch Systems Group, represented 11%, 13%, and 14% of ATK’s total fiscal 2007, fiscal 2006, and fiscal 2005 sales, respectively.

No single commercial customer accounted for 10% or more of ATK’s total sales during fiscal 2007, 2006, or 2005.

ATK’s foreign sales to customers were $247,162 in fiscal 2007, $227,406 in fiscal 2006, and $194,785 in fiscal 2005. During fiscal 2007, approximately 48% of these sales were in the Mission Systems Group, 47% were in the Ammunition Systems Group, and 5% were in the Launch Systems Group. Sales to no individual country outside the United States accounted for more than 1% of ATK’s sales in fiscal 2007. Substantially all of ATK’s assets are held in the United States.

The following summarizes ATK’s results by segment:

	Year Ended March 31, 2007
	Mission Systems Group	Ammunition Systems Group	Launch Systems Group	Corporate	Total
Sales:
External customers	$1,210,518	$1,276,228	$1,078,194	$—	$3,564,940
Intercompany	108,852	25,605	17,536	(151,993)	—
Total	1,319,370	1,301,833	1,095,730	(151,993)	3,564,940
Capital expenditures	29,688	18,564	16,303	16,531	81,086
Depreciation	19,679	17,870	28,689	3,142	69,380
Amortization of intangible assets	6,772	—	—	—	6,772
Income before interest, income taxes and minority interest	114,566	112,614	147,340	(34,792)	339,728
Total assets	1,042,177	671,040	831,488	329,977	2,874,682

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

14. Operating Segment Information (Continued)

	Year Ended March 31, 2006
	Mission Systems Group	Ammunition Systems Group	Launch Systems Group	Corporate	Total
Sales:
External customers	$1,157,065	$1,105,373	$954,369	$—	$3,216,807
Intercompany	94,077	19,378	8,321	(121,776)	—
Total	1,251,142	1,124,751	962,690	(121,776)	3,216,807
Capital expenditures	27,837	17,192	14,319	6,004	65,352
Depreciation	20,319	14,933	32,309	2,028	69,589
Amortization of intangible assets	8,745	—	—	—	8,745
Income before interest, income taxes and minority interest	97,438	109,283	133,607	(13,179)	327,149
Total assets	1,020,826	681,105	849,029	351,020	2,901,980

	Year Ended March 31, 2005
	Mission Systems Group	Ammunition Systems Group	Launch Systems Group	Corporate	Total
Sales:
External customers	$1,057,371	$888,661	$855,097	$—	$2,801,129
Intercompany	69,886	17,345	4,292	(91,523)	—
Total	1,127,257	906,006	859,389	(91,523)	2,801,129
Capital expenditures	26,914	24,708	8,964	2,014	62,600
Depreciation	24,079	13,300	32,095	1,664	71,138
Amortization of intangible assets	7,448	—	—	—	7,448
Income before interest, income taxes and minority interest	97,202	86,952	122,688	(21,850)	284,992
Total assets	1,013,534	602,197	865,309	534,770	3,015,810

Certain administrative functions are primarily managed by ATK at the corporate headquarters (“Corporate”). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, and income taxes. Pension and postretirement benefit expenses are allocated to each segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate”.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

15. Quarterly Financial Data (Unaudited)

Quarterly financial data is summarized as follows:

	Fiscal 2007 Quarter Ended
	July 2	October 1	December 31	March 31
Sales	$822,418	$833,055	$900,301	$1,009,166
Gross profit	151,358	160,203	167,150	193,206
Net income	38,873	39,927	51,230	54,098
Earnings per share:
Basic earnings per share	1.10	1.17	1.55	1.64
Diluted earnings per share	1.09	1.15	1.53	1.57

	Fiscal 2006 Quarter Ended
	July 3	October 2	January 1	March 31
Sales	$756,992	$772,092	$770,029	$917,694
Gross profit	133,403	150,445	155,714	171,158
Net income	37,220	40,152	47,099	29,411
Earnings per share:
Basic earnings per share	1.01	1.08	1.28	0.81
Diluted earnings per share	0.99	1.07	1.26	0.79

The sum of the per share amounts for the quarters may not equal the total for the year due to the application of the treasury stock method.

During the fourth quarter of fiscal 2007, ATK recorded a pre-tax charge of approximately $9,300 related to the termination of an internal information systems project. ATK also recognized a tax benefit of $9,480 primarily related to favorable tax settlement of prior-year audits.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2007, there was no change in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, ATK designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of ATK’s internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors ATK’s internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that ATK’s internal control over financial reporting is effective as of March 31, 2007.

Deloitte & Touche LLP issued an audit report dated May 22, 2007, concerning management’s assessment of ATK’s internal control over financial reporting, which is contained in this Form 10-K. ATK’s consolidated financial statements as of and for the year ended March 31, 2007, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with standards of the Public Company Accounting Oversight Board (United States).

/s/ Daniel J. Murphy
Chairman of the Board, President and Chief Executive Officer

/s/ John L. Shroyer
Senior Vice President and Chief Financial Officer

May 22, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Alliant Techsystems Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in the COSO framework. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in the COSO framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statement as of and for the year ended March 31, 2007 of the Company and our report dated May 22, 2007, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s changes in its method of accounting for defined pension and postretirement benefit plans and stock-based compensation.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
May 22, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from ATK’s definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K. ATK will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2007.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding ATK’s directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in ATK’s Proxy Statement for the 2007 Annual Meeting of Stockholders. Information regarding ATK’s executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.

Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2007 Proxy Statement.

Information regarding ATK’s code of ethics (ATK’s Business Ethics Code of Conduct), which ATK has adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Business Ethics Code of Conduct in the 2007 Proxy Statement. ATK’s Business Ethics Code of Conduct is available on our website at www.atk.com by selecting About Us and then Values.

Since the date of ATK’s 2006 Proxy Statement, there have been no material changes to the procedures by which security holders may recommend nominees to ATK’s Board of Directors.

Information regarding ATK’s Audit Committee, including the Audit Committee’s financial experts, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2007 Proxy Statement.

ITEM 11.         EXECUTIVE COMPENSATION

Information about compensation of ATK’s named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2007 Proxy Statement, with the exception of the subsection of Executive Compensation under the heading Compensation Committee Report, which subsection is not incorporated by reference. Information about compensation of ATK’s directors is incorporated by reference from the section entitled Director Compensation in the 2007 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2007 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2007 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding transactions with related persons is incorporated by reference from the section entitled Certain Relationships and Related Transactions in the 2007 Proxy Statement.

Information about director independence is incorporated by reference from the section entitled Corporate Governance—Director Independence in the 2007 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about principal accounting fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2007 Proxy Statement.

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

ALLIANT TECHSYSTEMS INC.

Date: May 25, 2007	By:	/s/ JOHN L. SHROYER
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ DANIEL J. MURPHY	Chairman of the Board, President and
Daniel J. Murphy	Chief Executive Officer (principal executive officer)
/s/ JOHN L. SHROYER	Senior Vice President and Chief Financial Officer
John L. Shroyer	(principal financial and accounting officer)
*	Director
Frances D. Cook
*	Director
Gilbert F. Decker
*	Director
Martin C. Faga
*	Director
Ronald R. Fogleman
*	Director
Cynthia L. Lesher
*	Director
Douglas L. Maine
*	Director
Roman Martinez IV
*	Director
Mark H. Ronald
*	Director
Michael T. Smith
*	Director
William G. Van Dyke

Date: May 25, 2007	*By:	/s/ KEITH D. ROSS
	Name:	Keith D. Ross
Attorney-in-fact

ALLIANT TECHSYSTEMS INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2007
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

3(i).2*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3.2 to the Form S-4).
3(i).3*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (Exhibit 3.3 to the Form S-4).
3 (i).4*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 7, 2002 (Exhibit 3(i).4 to Form 10-Q for the quarter ended June 29, 2003).
3(ii).1*	Bylaws of the Registrant, as Amended and Restated Effective August 1, 2006 (Exhibit 3.1 to Form 8-K dated August 1, 2006).
4.1*	Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to the Form 10-K for the year ended March 31, 2005).
4.2*	Rights Agreement, dated as of May 7, 2002, by and between the Registrant and LaSalle Bank National Association, as rights agent (Exhibit 4.1 to the Form 8-A filed on May 14, 2002).
4.3.1	Call Option Agreement, dated as of September 6, 2006, between the Registrant and Bank of America, N.A.
4.3.2	Warrant Agreement, dated as of September 6, 2006, between the Registrant and Bank of America, N.A.
4.4.1*

Indenture, dated as of September 12, 2006, among the Registrant, as Issuer, the Subsidiary Guarantors identified in the Indenture (the “Subsidiary Guarantors”) and The Bank of New York Trust Company, N.A., as Trustee, relating to 2.75% Convertible Senior Subordinated Notes due 2011 (including form of Convertible Senior Subordinated Note) (Exhibit 4.1 to Form 8-K dated September 6, 2006).

4.4.2*

Registration Rights Agreement, dated as of September 12, 2006, among the Registrant, the Subsidiary Guarantors and Banc of America Securities LLC, as Representative of the Initial Purchasers under the Purchase Agreement (Exhibit 4.2 to Form 8-K dated September 6, 2006).

4.5.1*

Indenture, dated as of March 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A., as trustee, relating to 6.75% Senior Subordinated Notes due 2016 (Exhibit 4.9 to the Registration Statement on Form S-3ASR dated March 2, 2006).

4.5.2*

First Supplemental Indenture, dated as of March 15, 2006, among the Registrant, its subsidiaries and the Bank of New York Trust Company, N.A., 6.75% Senior Subordinated Notes due 2016 (Exhibit 4.12 to Form 8-K dated March 16, 2006).

4.5.3*	Global Security representing the 6.75% Senior Subordinated Notes due 2016, dated March 15, 2006 (Exhibit 4.13 to Form 8-K dated March 16, 2006).
4.6.1*

Indenture dated as of August 13, 2004 among the Registrant, as Issuer, the Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee, relating to 3.00% Convertible Senior Subordinated Notes due 2024 (Exhibit 4.1 to Form 10-Q for the quarter ended October 3, 2004).

4.6.2*

First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of August 13, 2004 among the Registrant, as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee (Exhibit 4.2 to Form 10-Q for the quarter ended October 3, 2004).

4.7.1*

Indenture, dated as of February 19, 2004, among the Registrant and BNY Midwest Trust Company, an Illinois trust company, as trustee, 2.75% Convertible Senior Subordinated Notes due 2024 (Exhibit 4.5 to the Form 10-K for the year ended March 31, 2004 (the “Fiscal 2004 Form 10-K”)).

4.7.2*

First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of February 19, 2004 among Alliant Techsystems, Inc., as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee (Exhibit 4.3 to Form 10-Q for the quarter ended October 3, 2004).

10.1*

Amended and Restated Credit Agreement, dated as of March 29, 2007, among the Registrant; the Lenders named therein; Bank of America, N.A., as Administrative Agent; Calyon, New York Branch, as Syndication Agent; Royal Bank of Scotland and U.S. Bank National Association, as Co-Documentation Agents; Banc of America Securities LLC (BAS) and Calyon, New York Branch, as Joint Lead Arrangers; and BAS, as Sole Bookrunning Manager (Exhibit 10.1 to Form 8-K dated March 29, 2007).

10.2*

Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the “Purchase Agreement”), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).

10.3*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).
10.4.1*

Environmental Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (Exhibit 10.2.1 to the Form 10-K for the year ended March 31, 2003 (“the Fiscal 2003 Form 10-K”)).

10.4.2*	Amendment to Environmental Agreement, dated March 15, 1995 (Exhibit 10.2.2 to the Fiscal 2003 Form 10-K).
10.5*	Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1, filed October 1, 1990, to the Form 10).
10.6*	Form of Tax Sharing Agreement between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2, filed September 26, 1990, to the Form 10).
10.7*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form 10).
10.8*#	Description of non-employee Directors’ cash and equity compensation (Item 1.01 of Form 8-K dated May 2, 2006).
10.9*#	Non-Employee Director Restricted Stock Award and Stock Deferral Program Under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated October 30, 2006).
10.10.1*#	Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated as of December 12, 2005 (Exhibit 10.1 to Form 8-K dated December 12, 2005).
10.10.2*#	Amendment No. 1 to Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated as of December 12, 2005 (Exhibit 10.1 to Form 8-K dated May 2, 2006).
10.11*#	Deferred Fee Plan for Non-Employee Directors, as amended and restated December 12, 2005 (Exhibit 10.2 to Form 8-K dated December 12, 2005).
10.12.1*#	Employment Agreement with Daniel J. Murphy dated February 1, 2004 (Exhibit 10.15 to the Fiscal 2004 Form 10-K).
10.12.2*#	Amendment to Employment Agreement with Daniel J. Murphy (Exhibit 10.2 to Form 8-K dated December 20, 2005).
10.13*#	Alliant Techsystems Inc. Executive Officer Incentive Plan (Exhibit 10.1 to Form 8-K dated August 1, 2006).
10.14.1*#	Alliant Techsystems Inc. Management Compensation Plan effective April 1, 2002 (Exhibit 10.8 to the Fiscal 2004 Form 10-K).
10.14.2*#	Amendment 1 to Alliant Techsystems Inc. Management Compensation Plan (Exhibit 10.4 to Form 10-Q for the quarter ended December 31, 2006).
10.14.3*#

Description of performance goals pursuant to the Registrant’s Management Compensation Plan for the Registrant’s executive officers for the fiscal year ended March 31, 2007 (Item 1.01 of Form 8-K dated March 13, 2006 and Item 1.01 of Form 8-K dated October 30, 2006).

10.15.1*#	Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated August 4, 2005).
10.15.2*#	Amendment No. 1 to Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated January 30, 2007).
10.15.3*#

Form of Non-Qualified Stock Option Award Agreement (Cliff Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.2 to the Form 10-K for the year ended March 31, 2006 (“the Fiscal 2006 Form 10-K”)).

10.15.4*#	Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.3 to the Fiscal 2006 Form 10-K).
10.15.5*#	Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2005-2007 Performance Period (Exhibit 10.2 to Form 8-K dated August 2, 2005).
10.15.6*#	Description of re-grant of performance awards to certain executive officers for the Fiscal Year 2005-2007 Performance Period (Item 1.01 of Form 8-K dated August 2, 2005).
10.15.7*#	Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2007-2009 Performance Period (Exhibit 10.1 to Form 8-K dated March 13, 2006).
10.15.8*#	Description of performance awards to certain executive officers for the Fiscal Year 2007-2009 performance period (Item 1.01 of Form 8-K dated March 13, 2006).
10.15.9*#	Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2007-2012 Performance Period (Exhibit 10.2 to Form 8-K dated March 13, 2006).
10.15.10*#	Description of performance awards to certain executive officers for the Fiscal Year 2007-2012 performance period (Item 1.01 of Form 8-K dated March 13, 2006).
10.15.11#	Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan.
10.15.12*#	Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.7 to the Fiscal 2006 Form 10-K).
10.16.1#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan.
10.16.2*#

Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Form 10-K for the year ended March 31, 2002 (the “Fiscal 2002 Form 10-K”)).

10.16.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).
10.16.4*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Fiscal 2004 Form 10-K).
10.16.5*#	Amendment No. 4 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.3 to Form 8-K dated January 30, 2007).
10.16.6*#	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.1 to Form 8-K dated February 4, 2005).
10.16.7*#	Form of Performance Share Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.2 to Form 8-K dated February 4, 2005).
10.16.8*#	Form of Restricted Stock Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.1 to Form 8-K dated May 6, 2005).
10.17.1*#	First Amendment and Restatement of 2000 Stock Incentive Plan effective January 23, 2001 (Exhibit 10.25.1 to the Fiscal 2002 Form 10-K).

10.17.2*#	Amendment 1 to First Amendment and Restatement of 2000 Stock Incentive Plan effective April 24, 2001 (Exhibit 10.25.2 to the Fiscal 2002 Form 10-K).
10.17.3*#	Amendment 2 to First Amendment and Restatement of 2000 Stock Incentive Plan effective January 21, 2002 (Exhibit 10.25.3 to the Fiscal 2002 Form 10-K).
10.17.4*#	Amendment 3 to First Amendment and Restatement of Alliant Techsystems, Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 10-Q for the quarter ended October 3, 2004).
10.17.5*#	Amendment 4 to First Amendment and Restatement of Alliant Techsystems, Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 8-K dated January 30, 2007).
10.18.1*#

Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit 4.12 to Registration Statement on Form S-8 filed on September 16, 2005 (File No. 333-128364)).

10.18.2*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).
10.19*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective April 1, 2004 (Exhibit 10.21 to the Fiscal 2004 Form 10-K).
10.20.1*#	Alliant Techsystems Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2005, and as amended effective April 5, 2006 (Exhibit 10.1 to Form 8-K dated April 5, 2006).
10.20.2*#	Amendment 1 to Alliant Techsystems Inc. Supplemental Executive Retirement Plan (Exhibit 10.2 to Form 8-K dated October 30, 2006).
10.21*#	Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, effective January 1, 2007 (Exhibit 10.3 to Form 8-K dated October 30, 2006).
10.22.1*#	Alliant Techsystems Inc. Income Security Plan, effective March 13, 2006 (Exhibit 10.1 to Form 8-K dated March 13, 2006).
10.22.2#	Amendment No. 1 to Alliant Techsystems Inc. Income Security Plan, effective March 12, 2007.
10.23.1*#

Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Form 10-K for the fiscal year ended March 31, 1998 (“the Fiscal 1998 Form 10-K”)).

10.23.2*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).
10.24.1*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to the Fiscal 1998 Form 10-K).
10.24.2*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to the Fiscal 1998 Form 10-K).
10.24.3*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to the Fiscal 1998 Form 10-K).
12	Computation of Ratio of Earnings to Fixed Charges
14.1*	The Registrant’s Business Ethics Code of Conduct (Exhibit 14.1 to Form 8-K dated October 30, 2006).
21	Subsidiaries of the Registrant as of March 31, 2007.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.

31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.