Form 10-Q
period 2007-07-01
ALLIANT TECHSYSTEMS INC
filed 2007-08-10
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

As of July 29, 2007, 33,603,024 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED
(In thousands except per share data)	July 1, 2007	July 2, 2006
Sales	$958,372	$822,494
Cost of sales	766,182	665,889
Gross profit	192,190	156,605
Operating expenses:
Research and development	12,683	11,657
Selling	29,930	25,615
General and administrative	48,073	39,955
Total operating expenses	90,686	77,227
Income before interest, income taxes, and minority interest	101,504	79,378
Interest expense	(19,297)	(16,835)
Interest income	284	203
Income before income taxes and minority interest	82,491	62,746
Income tax provision	29,913	23,800
Income before minority interest	52,578	38,946
Minority interest, net of income taxes	174	73
Net income	$52,404	$38,873

Earnings per common share:
Basic	$1.58	$1.10
Diluted	$1.50	$1.09

Weighted-average number of common shares outstanding:
Basic	33,255	35,327
Diluted	34,852	35,771

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	July 1, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$19,359	$16,093
Net receivables	848,942	733,304
Net inventories	183,269	170,602
Deferred income tax assets	69,810	75,333
Other current assets	34,860	33,686
Total current assets	1,156,240	1,029,018
Net property, plant, and equipment	458,705	454,748
Goodwill	1,236,211	1,163,186
Prepaid and intangible pension assets	58,027	27,998
Deferred charges and other non-current assets, net	198,389	199,732
Total assets	$3,107,572	$2,874,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$22,196
Accounts payable	164,731	$153,572
Contract advances and allowances	72,341	80,904
Accrued compensation	97,502	123,696
Accrued income taxes	6,554	11,791
Other accrued liabilities	161,176	133,309
Total current liabilities	524,500	503,272
Long-term debt	1,555,000	1,455,000
Deferred income tax liabilities	49,049	22,278
Postretirement and postemployment benefits liabilities	156,505	163,709
Accrued pension liability	62,518	89,383
Other long-term liabilities	101,512	83,159
Total liabilities	2,449,084	2,316,801
Contingencies (Note 12)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding 33,591,122 shares at July 1, 2007 and 33,075,268 at March 31, 2007	337	331
Additional paid-in-capital	446,452	477,554
Retained earnings	1,145,979	1,112,649
Accumulated other comprehensive loss	(370,868)	(424,075)
Common stock in treasury, at cost, 7,963,939 shares held at July 1, 2007 and 8,479,793 shares held at March 31, 2007	(563,412)	(608,578)
Total stockholders’ equity	658,488	557,881
Total liabilities and stockholders’ equity	$3,107,572	$2,874,682

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	QUARTERS ENDED
(In thousands)	July 1, 2007	July 2, 2006
Operating activities
Net income	$52,404	$38,873
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	17,693	17,231
Amortization of intangible assets	1,300	2,043
Amortization of deferred financing costs	1,258	810
Deferred income taxes	(761)	271
Loss (gain) on disposal of property	130	(72)
Minority interest, net of income taxes	174	73
Share-based plans expense	6,260	9,137
Excess tax benefits from share-based plans	(7,057)	(1,385)
Changes in assets and liabilities:
Net receivables	(77,152)	(50,832)
Net inventories	(11,255)	(20,104)
Accounts payable	8,733	(12,538)
Contract advances and allowances	(8,563)	(4,806)
Accrued compensation	(49,690)	(27,923)
Accrued income taxes	26,367	19,288
Pension and other postretirement benefits	8,403	12,506
Other assets and liabilities	14,614	15,889
Cash used for operating activities	(17,142)	(1,539)
Investing activities
Capital expenditures	(17,071)	(18,760)
Acquisition of business, net of cash acquired	(101,195)	—
Proceeds from the disposition of property, plant, and equipment	195	370
Cash used for investing activities	(118,071)	(18,390)
Financing activities
Change in cash overdrafts	22,196	(50,117)
Net borrowings on line of credit	100,000	75,000
Payments made on bank debt	—	(6,750)
Payments made to extinguish debt	—	(2,596)
Payments made for debt issue costs	(94)	(185)
Net purchase of treasury shares	—	(6,147)
Proceeds from employee stock compensation plans	9,320	11,792
Excess tax benefits from share-based plans	7,057	1,385
Cash provided by financing activities	138,479	22,382
Increase in cash and cash equivalents	3,266	2,453
Cash and cash equivalents - beginning of period	16,093	9,090
Cash and cash equivalents - end of period	$19,359	$11,543

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$3,908	$2,529

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended July 1, 2007

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (fiscal 2007).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of July 1, 2007, and its results of operations and cash flows for the quarters ended July 1, 2007 and July 2, 2006.

Subsequent to the issuance of its financial statements for the year ended March 31, 2007, ATK has made certain reclassifications to the fiscal 2007 consolidated financial statements, as previously reported. The reclassifications to the July 1, 2006 presentation resulted in a $.1 million increase to sales ($822.4 million to $822.5 million), a $5.2 million decrease to cost of sales ($671.1 million to $665.9 million), a $.8 million increase to selling ($24.8 million to $25.6 million), and a $4.4 million increase to general and administrative expenses ($35.5 million to $40.0 million). These reclassifications did not change income before interest, income taxes, and minority interest, net income, earnings per share, or stockholders’ equity as previously reported.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.     New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (ATK’s fiscal 2009). ATK is currently evaluating the effect that adoption of this statement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the statement of financial position and requires recognition of changes in the funded status in the year in which the changes occur through comprehensive income. ATK adopted these provisions in fiscal 2007.  SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the year-end statement of financial position.  This provision is applicable for fiscal years ending after December 15, 2008 (ATK’s fiscal 2009).  ATK adopted the measurement provisions of SFAS No. 158 effective April 1, 2007 using the method which requires measurement of plan assets and benefit obligations as of the beginning of fiscal 2008.  See Note 9.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ATK must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. FIN 48 was applicable for ATK as of April 1, 2007. See Note 10.

3.     Goodwill and Other Intangible Assets

On June 8, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195, net of cash acquired. ATK believes that the acquisition strengthens ATK’s satellite components, subsystems and small spacecraft portfolios and further increases ATK’s position as a supplier to the U.S. Government and industry.  ATK also believes the acquisition will enhance ATK’s systems engineering as ATK pursues strategic initiatives in space exploration programs.  Headquartered in Beltsville, Maryland, Swales employs approximately 750 people and is included in the Mission Systems Group. The purchase price allocation for Swales has not yet been completed pending final valuation of certain acquired assets and liabilities.  The final purchase price allocation could be significantly different than the estimate currently recorded.  None of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Swales are included in ATK’s consolidated financial statements since the date of the acquisition. The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill. Pro forma information on results of operations for fiscal 2008 and 2007, as if the acquisition had occurred at the beginning of fiscal 2007, are not being presented because the acquisition is not material to ATK for that purpose.

The changes in the carrying amount of goodwill by operating segment during the quarter ended July 1, 2007 were as follows:

	Ammunition Systems Group	Launch Systems Group	Mission Systems Group	Total
Balance at April 1, 2007	$171,337	$457,399	$534,450	$1,163,186
Acquisition	—	—	73,025	73,025
Balance at July 1, 2007	$171,337	$457,399	$607,475	$1,236,211

Included in deferred charges and other non-current assets as of July 1, 2007 are other intangible assets of $87,973, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite. Also included in deferred charges and other non-current assets as of July 1, 2007 and March 31, 2007 are amortizing intangible assets, as follows:

	July 1, 2007			March 31, 2007
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$19,944	$(17,084)	$2,860	$19,944	$(16,349)	$3,595
Customer relationships and other	27,407	(7,638)	19,769	27,407	(7,063)	20,344
Total	$47,351	$(24,722)	$22,629	$47,351	$(23,412)	$23,939

These assets are being amortized over their estimated useful lives over a weighted average remaining period of approximately 7.6 years. Amortization expense for the quarters ended July 1, 2007 and July 2, 2006 was $1,300 and $2,043, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2008	$4,006
Fiscal 2009	3,003
Fiscal 2010	2,281
Fiscal 2011	2,278
Fiscal 2012	2,269
Thereafter	8,792
Total	$22,629

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

4.     Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 8) during each period presented, which, if exercised or earned, would have a dilutive effect on EPS.  In computing EPS for the quarters ended July 1, 2007 and July 2, 2006, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended
	July 1, 2007	July 2, 2006
Weighted-average basic shares outstanding	33,255	35,327
Dilutive effect of stock-based awards	528	444
Dilutive effect of contingently issuable shares	1,069	—
Weighted average diluted shares outstanding	34,852	35,771

Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	—	202

Contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes, 2.75% Convertible Senior Subordinated Notes due 2024, and 2.75% Convertible Senior Subordinated Notes due 2011, as discussed in Note 8, are included in diluted EPS for the quarter ended July 1, 2007 but are not included in the quarter ended July 2, 2006 because ATK’s average stock price was below the conversion price during that quarter.  The Warrants, as discussed in Note 8, are not included in diluted EPS as ATK’s average stock price during the quarter ended July 1, 2007 did not exceed $116.75.  The Call Options, also discussed in Note 8, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

5.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters ended July 1, 2007 and July 2, 2006 were as follows:

	Quarters Ended
	July 1, 2007	July 2, 2006
Net income	$52,404	$38,873
Other comprehensive income (OCI):
Pension and other postretirement benefit liabilities, net of income taxes of $(3,590)	5,465	—
Change in fair value of derivatives, net of income taxes of $(58) and $(281), respectively	176	417
Change in fair value of available-for-sale securities, net of income taxes of $39 and $(119), respectively	(10)	176
Total OCI	5,631	593
Total comprehensive income	$58,035	$39,466

The components of accumulated OCI, net of income taxes, are as follows:

	July 1, 2007	March 31, 2007
Derivatives	$(974)	$(1,150)
Pension and other postretirement benefit liabilities	(370,269)	(423,310)
Available-for-sale securities	375	385
Total accumulated other comprehensive loss	$(370,868)	$(424,075)

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks. As of July 1, 2007, ATK had no such forward contracts.  ATK did have such contracts for copper, zinc, and lead during the quarter ended July 2, 2006.  The contracts essentially established a fixed price for the underlying commodities and were designated and qualified as effective cash flow hedges of purchases of these commodities. Ineffectiveness was calculated as the amount by which the change in the fair value of the derivatives exceeded the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated OCI in the financial statements.  The gains on these contracts were recorded in cost of sales as the commodities were purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarter ended July 2, 2006:

Quarter Ended July 2, 2006
Beginning of period unrealized gain in accumulated OCI	$15,162
Increase in fair value of derivatives	13,443
Gains reclassified from OCI, offsetting the price paid to suppliers	(12,953)
End of period unrealized gain in accumulated OCI	$15,652

The amount of ineffectiveness recognized in earnings for these contracts during the quarter ended July 2, 2006 was insignificant.

6.     Inventories

Inventories consist of the following:

	July 1, 2007	March 31, 2007
Raw materials	$66,365	$51,239
Work in process	42,324	47,520
Finished goods	32,036	35,373
Contracts in progress	42,544	36,470
Net inventories	$183,269	$170,602

7.     Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	July 1, 2007	March 31, 2007
Employee benefits and insurance, including pension and other postretirement benefits	$61,168	$55,879
Warranty	14,844	14,870
Interest	14,908	2,121
Environmental remediation	12,757	11,668
Other	57,499	48,771
Total other accrued liabilities – current	$161,176	$133,309

Environmental remediation	$43,608	$45,422
Management nonqualified deferred compensation plan	31,016	28,155
Long-term portion of accrued income taxes	17,193	—
Minority interest in joint venture	8,209	8,035
Other	1,486	1,547
Total other long-term liabilities	$101,512	$83,159

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The product warranties relate primarily to the commercial rocket motors (within the Launch Systems Group). The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter ended July 1, 2007:

Balance at April 1, 2007	$14,870
Warranties issued	1,038
Changes related to preexisting warranties	(1,064)
Balance at July 1, 2007	$14,844

8.     Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	July 1, 2007	March 31, 2007
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	100,000	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total debt	1,555,000	1,455,000
Less current portion	—	—
Long-term debt	$1,555,000	$1,455,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the years ending March 31, 2008 and 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 6.20% at July 1, 2007. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at July 1, 2007. As of July 1, 2007, ATK had $100,000 outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $85,920, which reduced amounts available on the revolving facility to $314,080. ATK’s weighted average interest rate on short-term borrowings was 7.09% during the quarter ended July 1, 2007. Debt issuance costs of approximately $3,000 are being amortized over the term of the Senior Credit Facility.

During March 2006, ATK terminated a $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In September 2006, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter commencing after July 1, 2007, if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter ended July 1, 2007 by 4,205 shares because ATK’s average stock price exceeded the conversion price during the quarter. Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at July 1, 2007 and March 31, 2007.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter ended July 1, 2007 by 438,304 shares because ATK’s average stock price exceeded the conversion price during the quarter, but there was no impact on the diluted shares outstanding during the quarter ended July 2, 2006 because ATK’s average stock price was below the conversion price during that period. Debt issuance costs of approximately $4,700 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase these notes.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at July 1, 2007 and March 31, 2007.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter ended July 1, 2007 by 626,253 shares because ATK’s average stock price exceeded the conversion price during the quarter, but there was no impact on the diluted shares outstanding during the quarter ended July 2, 2006 because ATK’s average stock price was below the conversion price during that period.  Debt issuance costs of approximately $8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase these notes.

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

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2008	$—
Fiscal 2009	—
Fiscal 2010	13,750
Fiscal 2011	13,750
Fiscal 2012	647,500
Thereafter	880,000
Total payments	$1,555,000

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 70% as of July 1, 2007 and 72% as of March 31, 2007.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 1, 2007, ATK was in compliance with the covenants.

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

Net cash paid for interest totaled $4,934 in the quarter ended July 1, 2007 and $4,567 in the quarter ended July 2, 2006.

Shelf Registration.  On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time.  As of July 1, 2007, ATK has the capacity to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.
Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of July 1, 2007 or March 31, 2007.

9.     Employee Benefit Plans

	Pension Benefits Quarters Ended		Postretirement Benefits Quarters Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Components of Net Periodic Benefit Cost
Service cost	$15,229	$13,732	$138	$124
Interest cost	32,488	30,343	3,057	3,174
Expected return on plan assets	(45,536)	(36,413)	(1,008)	(963)
Amortization of unrecognized net loss	10,512	11,521	939	1,302
Amortization of unrecognized prior service cost	(145)	(209)	(2,251)	(2,257)
Net periodic benefit cost	$12,548	$18,974	$875	$1,380

Effective April 1, 2007, ATK adopted the measurement provisions of SFAS No. 158 and remeasured the assets and liabilities.  Other than a change in the discount rate from 5.9% to 6.1%, the assumptions used to remeasure the assets and liabilities remain unchanged from year-end.  The funded status of the pension and other postretirement benefit plans was ($221,109) and ($156,692) as of March 31, 2007 and July 1, 2007, respectively.  The after-tax cumulative effect changes of this adoption included a decrease of approximately $9,000 in retained earnings, a decrease of approximately $47,600 in accumulated other comprehensive loss, an increase of approximately $30,700 in total assets, and a decrease of approximately $7,900 in total liabilities.

Employer Contributions.  During the quarter ended July 1, 2007, ATK contributed $772 directly to retirees, and $4,547 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of approximately $3,600 directly to retirees and approximately $12,500 to its other PRB plans during fiscal 2008.  ATK does not anticipate making any contributions to its qualified pension plans during fiscal 2008.

10.  Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended July 1, 2007 and July 2, 2006 represent effective tax rates of 36.3% and 37.9%, respectively.  The decrease in the rate for the quarter ended July 1, 2007 compared to the rate during the same period of the prior year is primarily due to the existence of federal research and development (R&D) credit and an increase in the domestic manufacturing deduction (DMD).  The reduction in the rate was offset by the elimination of the extraterritorial income (ETI) exclusion beginning in fiscal 2008.

ATK adopted FIN 48 as of April 1, 2007.  The cumulative effects of applying this interpretation have been recorded as a decrease of $7,676 to retained earnings, an increase of $2,693 to net deferred income tax assets, and an increase of $10,369 to accrued income taxes.

In conjunction with the adoption of FIN 48, ATK classified uncertain tax positions as other long-term liabilities unless expected to be paid within one year. ATK also began reporting income tax-related interest income within the income tax provision. In prior periods, such interest income was reported in other income. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of July 1 and April 1, 2007, the total amount of accrued income tax-related interest and penalties included in accrued income taxes was $1,423 and $1,223, respectively.

ATK or one of its subsidiaries files income tax returns in the United States (U.S.) federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2001.  The Internal Revenue Service has completed the audits of ATK through fiscal 2006.

As of July 1 and April 1, 2007, the total amount of unrecognized tax benefits was $17,678 and $16,243, respectively, of which $14,053 and $12,763, respectively, would affect the effective tax rate, if recognized.  In the next 12 months it is reasonably possible that the gross liability for unrecognized tax benefits will decrease by $485 as a result of the completion of examinations or amendment of income tax returns.

11.  Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of July 1, 2007, ATK has authorized up to 3,000,000 common shares under the 2005 Stock Incentive Plan, of which 2,081,768 common shares are yet available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarters ended July 1, 2007 and July 2, 2006 was $6,260 and $9,137, respectively.  The total income tax benefit recognized in the income statement for share-based compensation for the quarters ended July 1, 2007 and July 2, 2006 was $2,490 and $3,353, respectively.

There are three types of awards outstanding under ATK’s stock incentive plans: performance awards, restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance awards, grant of restricted stock, or exercise of stock options.  As of July 1, 2007, there were up to 557,976 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares, up to 171,896 shares will become payable only upon attainment of a specified performance goal related to achievement of supply chain management savings at any point through the end of fiscal 2012; up to 181,028 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2007 through fiscal 2009 period; and up to 205,052 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2008 through fiscal 2010 period.  In May 2007, 637,810 shares were paid based upon achievement of certain financial performance goals achieved through fiscal 2007.

Restricted stock issued to non-employee directors and certain key employees totaled 14,950 shares during the quarter ended July 1, 2007. Restricted shares vest over periods ranging from one to five years from the date of award.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; grants issued prior to that generally had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  No options were granted during the quarter ended July 1, 2007.  The weighted average fair value of options granted during the quarter ended July 2, 2006 was $28.58.  The following weighted average assumptions were used for grants:

Quarter Ended July 2, 2006

Risk-free rate	4.9%
Expected volatility	30.9%
Expected dividend yield	0%
Expected option life	5 years

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

On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK’s LUU series illuminating flares.  ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products.  Further details regarding the investigation were not provided to ATK.  On or about March 13, 2007, ATK received notice, for the first time, that the source and basis of the Government’s investigation was a qui tam complaint filed in federal court in Utah on or about April 10, 2006 by a former employee.  Thereafter in June 2007, ATK was informed by the DOJ that it intended to intervene in the qui tam action and that it intends to file an amended complaint.

ATK cooperated with the investigation and voluntarily produced documents to the DOJ; however, ATK denies any allegations of improper conduct.  Based on what is known to ATK about the subject matter of the DOJ investigation and the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct.  Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.

Environmental Liabilities.  ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damages to the environment. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third-party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.25% as of July 1, 2007 and 3.00% as of March 31, 2007. The increase in the rate during the quarter ended July 1, 2007 resulted in a reduction in expense of approximately $300.  The following is a summary of the amounts recorded for environmental remediation:

	July 1, 2007		March 31, 2007
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(65,700)	$40,847	$(65,603)	$40,587
Unamortized discount	9,335	(4,931)	8,513	(4,490)
Discounted (liability) receivable	$(56,365)	$35,916	$(57,090)	$36,097

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $56,365 discounted liability as of July 1, 2007, $12,757 was recorded within other current liabilities and $43,608 was recorded within other long-term liabilities. Of the $35,916 discounted receivable, ATK recorded $6,851 within other current assets and $29,065 within other non-current assets. As of July 1, 2007, the estimated discounted range of reasonably possible costs of environmental remediation was $56,365 to $91,398.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

13.  Stock Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100,000.  During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880.  ATK made no share repurchases during the quarter ended July 1, 2007.

14.  Operating Segment Information

ATK has three segments:  Ammunition Systems Group, Launch Systems Group, and Mission Systems Group.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer.

•                  The Ammunition Systems Group, which generated 35% of ATK’s external sales in the quarter ended July 1, 2007, produces military ammunition and gun systems; civil ammunition and accessories; and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  The Launch Systems Group, which generated 32% of ATK’s external sales in the quarter ended July 1, 2007, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors.  Other products include ordnance which includes decoy and illuminating flares.

•                  The Mission Systems Group, which generated 33% of ATK’s external sales in the quarter ended July 1, 2007, operates in four areas:  Weapon Systems, Aerospace Systems, Space Systems, and Technical Services.

The military small-caliber ammunition contract, which is reported within the Ammunition Systems Group, contributed approximately 14% of total external sales during the quarters ended July 1, 2007 and July 2, 2006.  ATK’s contract with NASA for Reusable Solid Rocket Motors (RSRM) for the Space Shuttle, which is reported within the Launch Systems Group, represented approximately 10% and 12% of total external sales during the quarters ended July 1, 2007 and July 2, 2006, respectively.

The following summarizes ATK’s results by operating segment:

	Quarters Ended
	July 1, 2007	July 2, 2006
Sales to external customers:
Ammunition Systems Group	335,502	$286,934
Launch Systems Group	305,099	264,622
Mission Systems Group	317,771	270,938
Total external sales	958,372	822,494
Intercompany sales:
Ammunition Systems Group	4,586	5,156
Launch Systems Group	3,349	4,492
Mission Systems Group	30,360	20,764
Eliminations	(38,295)	(30,412)
Total intercompany sales	—	—
Total sales	$958,372	$822,494

Income before interest, income taxes, and minority interest:
Ammunition Systems Group	$28,877	$19,820
Launch Systems Group	44,847	37,646
Mission Systems Group	33,502	27,106
Corporate	(5,722)	(5,194)
Total income before interest, income taxes, and minority interest	$101,504	$79,378

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

•                  government laws and other rules and regulations applicable to ATK, such as procurement and import-export control,

•                  the novation of U.S. Government contracts,

•                  other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

•                  changes in cost estimates and/or timing of programs,

•                  costs of servicing ATK’s debt, including cash requirements and interest rate fluctuations,

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

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Additional information regarding these factors may be contained in ATK’s subsequent filings with the Securities and Exchange Commission, including Forms 8-K.

Overview

ATK is a supplier of aerospace and defense products to the U.S. Government, allied nations, and prime contractors. ATK is also a supplier of ammunition and related accessories to law enforcement agencies and commercial customers. ATK is headquartered in Edina, Minnesota and has operating locations throughout the United States.

ATK has three segments:  Ammunition Systems Group, Launch Systems Group, and Mission Systems Group.

•                  The Ammunition Systems Group, which generated 35% of ATK’s external sales in the quarter ended July 1, 2007, produces military ammunition and gun systems; civil ammunition and accessories; and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  The Launch Systems Group, which generated 32% of ATK’s external sales in the quarter ended July 1, 2007, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors.  Other products include ordnance which includes decoy and illuminating flares.

•                  The Mission Systems Group, which generated 33% of ATK’s external sales in the quarter ended July 1, 2007, operates in four areas:  Weapon Systems, Aerospace Systems, Space Systems, and Technical Services.

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

ATK management believes that the key to ATK’s continued success is to focus on performance, simplicity, and affordability, and that ATK’s future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures on procurement and research and development accounts mount. ATK will concentrate on developing the systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks. ATK’s transformational weapons such as its Precision Guided Mortar Munition, Mid-Range Munition, Advanced Anti-Radiation Guided Missile, and the Precision Guidance Kit are aimed squarely at this growing market. At the same time, ATK believes it is on the leading edge of technologies essential to “generation after next” weapons and platforms - advanced sensor/seeker integration, directed energy, high-speed, long-range projectiles, thermal-resistant materials, reactive materials, and scramjet engines are examples.

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2007 (fiscal 2007). The accounting policies used in preparing ATK’s interim fiscal 2008 consolidated financial statements are the same as those described in ATK’s Annual Report, except as described in this report in Note 2, New Accounting Pronouncements, to the unaudited condensed consolidated financial statements.

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

ATK believes its critical accounting policies are those related to:

•                  revenue recognition,

•                  environmental remediation and compliance,

•                  employee benefit plans,

•                  income taxes, and

•                  acquisitions and goodwill.

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Results of Operations

Acquisition

On June 8, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195, net of cash acquired. ATK believes that the acquisition strengthens ATK’s satellite components, subsystems and small spacecraft portfolios and further increases ATK’s position as a supplier to the U.S. Government and industry.  ATK also believes the acquisition will enhance ATK’s systems engineering as ATK pursues strategic initiatives in space exploration programs.  Headquartered in Beltsville, Maryland, Swales employs approximately 750 people and is included in the Mission Systems Group.

ATK will follow the purchase method of accounting to account for this acquisition and, accordingly, the results of Swales are included in ATK’s consolidated financial statements since the date of acquisition.

Sales

The military small-caliber ammunition contract, which is reported within the Ammunition Systems Group, contributed approximately 14% of total external sales during the quarters ended July 1, 2007 and July 2, 2006.  The RSRM program, which is reported within the Launch Systems Group, represented approximately 10% and 12% of total external sales during the quarters ended July 1, 2007 and July 2, 2006, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended
	July 1, 2007	July 2, 2006	$ Change	% Change

Ammunition Systems Group	$335,502	$286,934	$48,568	16.9%
Launch Systems Group	305,099	264,622	40,477	15.3%
Mission Systems Group	317,771	270,938	46,833	17.3%
Total sales	$958,372	$822,494	$135,878	16.5%

The increase in sales was due to organic growth in all of ATK’s segments as well as the acquisition of Swales, as discussed above, which is reported within the Mission Systems Group.

Ammunition Systems Group.  The increase in sales was driven by:

•                  a $27,000 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements,

•                  an increase of $20,700 in civil ammunition due to an increase in volume of domestic, law enforcement, and international sales, along with price increases, and

•                  an increase of $9,300 in medium-caliber guns and ammunition due to various new programs.

These increases were partially offset by a $8,400 decline in production on propellant and energetics programs.

Launch Systems Group.  The increase in sales was due to:

•                  an increase of $33,700 on NASA’s new Crew Launch Vehicle, ARES I, and

•                  an increase of $12,400 on the new launch abort system for ARES I.

These increases were partially offset by a decrease of $6,000 during the quarter due to the scheduled reduction under ATK’s contract to refurbish the rocket motors for the Minuteman III Intercontinental Ballistic Missile.

Mission Systems Group.  The increase in sales was driven by:

•                  an increase of $13,100 in missile defense, primarily due to increased volume on the Standard Missile 3 (SM-3) program,

•                  an increase of $9,900 due to the acquisition of  Swales during the period,

•                  an increase of $7,000 for solar array and deployable satellite components,

•                  an increase of $6,300 in aircraft integration due to increased demand and new program awards, and

•                  an increase of $4,500 in international advanced weapon sales due to the Shielder anti-tank barrier system which was awarded in the second quarter of fiscal 2007.

Gross Profit

	Quarters Ended
	July 1, 2007	As a % of Sales	July 2, 2006	As a % of Sales	Change

Gross profit	$192,190	20.1%	$156,605	19.0%	$35,585

The increase in gross profit was driven by higher sales along with a reduction in pension expenses and increased production efficiencies.

Operating Expenses

	Quarters Ended
	July 1, 2007	As a % of Sales	July 2, 2006	As a % of Sales	Change

Research and development	$12,683	1.3%	$11,657	1.4%	$1,026
Selling	29,930	3.1%	25,615	3.1%	4,315
General and administrative	48,073	5.0%	39,955	4.9%	8,118
Total	$90,686	9.5%	$77,227	9.4%	$13,459

Operating expenses increased primarily due to higher general and administrative expenses as a result of increased employee headcount and other spending to support increasing sales.  Selling expenses also increased consistent with higher sales and increased program proposal efforts within the Mission Systems Group.

Income Before Interest, Income Taxes, and Minority Interest

	Quarters Ended
	July 1, 2007	July 2, 2006	Change

Ammunition Systems Group	$28,877	$19,820	$9,057
Launch Systems Group	44,847	37,646	7,201
Mission Systems Group	33,502	27,106	6,396
Corporate	(5,722)	(5,194)	(528)
Total	$101,504	$79,378	$22,126

The increase in income before interest, income taxes, and minority interest was due to higher sales, a reduction in pension expense in all operating segments, as well as program-related changes within the operating segments as described below.

Ammunition Systems Group.  The increase relates to higher sales and improved margins in medium-caliber ammunition programs.

Launch Systems Group.  The increase was mainly due to higher sales on ARES I and the launch abort system, as discussed above.

Mission Systems Group.  The increase relates to higher sales and improved margins on defense electronics programs and strong margins on international advanced weapon sales.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the elimination of intercompany profits, and stock option expense.

Interest Expense

Net interest expense for the quarter ended July 1, 2007 was $19,013, an increase of $2,381 compared to $16,632 in the comparable quarter of fiscal 2007 primarily due to an increase in the average outstanding debt balance, as discussed below within “Liquidity and Capital Resources” under the heading “Debt”.

Income Tax Provision

	Quarters Ended
	July 1, 2007	Effective Rate	July 2, 2006	Effective Rate	Change

Income tax provision	$29,913	36.3%	$23,800	37.9%	$6,113

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended July 1, 2007 and July 2, 2006 represent effective tax rates of 36.3% and 37.9%, respectively.  The decrease in the rate for the quarter ended July 1, 2007 compared to the rate during the same period of the prior year is primarily due to the existence of federal research and development (R&D) credit and an increase in the domestic manufacturing deduction (DMD).  The reduction in the rate was offset by the elimination of the extraterritorial income (ETI) exclusion beginning in fiscal 2008.

Minority Interest

The minority interest in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

Net Income

Net income for the quarter ended July 1, 2007 was $52,404, an increase of $13,531 compared to $38,873 in the comparable quarter of fiscal 2007. This increase was due to an increase of $33,935 in gross profit, partially offset by increases in operating expenses of $11,809, income tax expense of $6,113, and net interest expense of $2,381.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Quarters Ended
	July 1, 2007	July 2, 2006	Change

Cash flows used for operating activities	$(17,142)	$(1,539)	$(15,603)
Cash flows used for investing activities	(118,071)	(18,390)	(99,681)
Cash flows provided by financing activities	138,479	22,382	116,097
Net cash flows	$3,266	$2,453	$813

Cash used for operating activities for the quarter ended July 1, 2007 totaled $17,142, compared to $1,539 in the comparable period of the prior year primarily due to the cash payment during the quarter ended July 1, 2007 of withholding taxes equal to the value of shares withheld from employees in connection with a payout of stock-based compensation for the fiscal 2005-2007 performance period.  Net income increased $13,531 which partially offset the additional use of cash.

Cash used for investing activities totaled $118,071, an increase of $99,681 compared to $18,390 used in the comparable period of the prior year primarily as a result of the acquisition of Swales Aerospace for $101,195 during the quarter ended July 1, 2007, as discussed above.

Cash provided by financing activities totaled $138,479, compared to $22,382 in the comparable period of the prior year.  Net borrowings on the line of credit increased $25,000 due to the Swales acquisition.  Payments on debt decreased $9,346 due to the refinancing during March 2007 which requires no payments until March 2010.  The increase in cash overdrafts was $22,196 compared to a decrease in the prior period of $50,117 due to the timing of payments.

Postretirement Benefit Plans Contributions

During the quarter ended July 1, 2007, ATK contributed $772 directly to retirees, and $4,547 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of approximately $3,600 directly to retirees and approximately $12,500 to its other PRB plans during fiscal 2008.  ATK does not anticipate making any contributions to its qualified pension plans during fiscal 2008.

ATK typically generates cash flows from operating activities in excess of its commitments. ATK has several opportunities for capital deployment, which may include debt repayments, stock repurchases, pension funding, funding acquisitions, and other alternatives.

Debt

Long-term debt, including the current portion, consisted of the following:

	July 1, 2007	March 31, 2007
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	100,000	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total debt	1,555,000	1,455,000
Less current portion	—	—
Long-term debt	$1,555,000	$1,455,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012.  The Term A Loan is subject to quarterly principal payments of $0 in the years ending March 31, 2008 and 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 6.20% at July 1, 2007. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at July 1, 2007. As of July 1, 2007, ATK had $100,000 outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $85,920, which reduced amounts available on the revolving facility to $314,080. ATK’s weighted average interest rate on short-term borrowings was 7.09% during the quarter ended July 1, 2007. Debt issuance costs of approximately $3,000 are being amortized over the term of the Senior Credit Facility.

During March 2006, ATK terminated a $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In September 2006, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter commencing after July 1, 2007, if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter ended July 1, 2007 by 4,205 shares because ATK’s average stock price exceeded the conversion price during the quarter. Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at July 1, 2007 and March 31, 2007.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter ended July 1, 2007 by 438,304 shares because ATK’s average stock price exceeded the conversion price during the quarter, but there was no impact on the diluted shares outstanding during the quarter ended July 2, 2006 because ATK’s average stock price was below the conversion price during that period.  Debt issuance costs of approximately $4,700 are being amortized to interest expense over ten years, the period until the first date on which the holders can require ATK to repurchase these notes.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at July 1, 2007 and March 31, 2007.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter ended July 1, 2007 by 626,253 shares because ATK’s average stock price exceeded the conversion price during the quarter, but there was no impact on the diluted shares outstanding during the quarter ended July 2, 2006 because ATK’s average stock price was below the conversion price during that period.  Debt issuance costs of approximately $8,600 are being amortized to interest expense over five years, the period until the first date on which the holders can require ATK to repurchase these notes.

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

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2008	$—
Fiscal 2009	—
Fiscal 2010	13,750
Fiscal 2011	13,750
Fiscal 2012	647,500
Thereafter	880,000
Total payments	$1,555,000

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 70% as of July 1, 2007 and 72% as of March 31, 2007.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2024, the 2.75% Convertible Notes due 2011, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 1, 2007, ATK was in compliance with the covenants.

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

Shelf Registration.  On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time.  As of July 1, 2007, ATK has the capacity to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.
Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of July 1, 2007 or March 31, 2007.

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks. As of July 1, 2007, ATK had no such forward contracts.  ATK did have such contracts for copper, zinc, and lead during the quarter ended July 2, 2006. The contracts essentially established a fixed price for the underlying commodities and were designated and qualified as effective cash flow hedges of purchases of these commodities. Ineffectiveness was calculated as the amount by which the change in the fair value of the derivatives exceeded the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated other comprehensive (loss) income (OCI) in the financial statements.  The gains on these contracts were recorded in cost of sales as the commodities were purchased.  The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarter ended July 2, 2006:

Quarter Ended July 2, 2006
Beginning of period unrealized gain in accumulated OCI	$15,162
Increase in fair value of derivatives	13,443
Gains reclassified from OCI, offsetting the price paid to suppliers	(12,953)
End of period unrealized gain in accumulated OCI	$15,652

The amount of ineffectiveness recognized in earnings for these contracts during the quarter ended July 2, 2006 was insignificant.

Share Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100,000.  During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880.  ATK made no share repurchases during the quarter ended July 1, 2007.

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

On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK’s LUU series illuminating flares.  ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products.  Further details regarding the investigation were not provided to ATK.  On or about March 13, 2007, ATK received notice, for the first time, that the source and basis of the Government’s investigation was a qui tam complaint filed in federal court in Utah on or about April 10, 2006 by a former employee.  Thereafter in June 2007, ATK was informed by the DOJ that it intended to intervene in the qui tam action and that it intends to file an amended complaint.

ATK cooperated with the investigation and voluntarily produced documents to the DOJ; however, ATK denies any allegations of improper conduct.  Based on what is known to ATK about the subject matter of the DOJ investigation and the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct.  Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.

Environmental Liabilities.  ATK’s operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damages to the environment. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third-party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.25% as of July 1, 2007 and 3.00% as of March 31, 2007. The increase in the rate during the quarter ended July 1, 2007 resulted in a reduction in expense of approximately $300.  The following is a summary of the amounts recorded for environmental remediation:

	July 1, 2007		March 31, 2007
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(65,700)	$40,847	$(65,603)	$40,587
Unamortized discount	9,335	(4,931)	8,513	(4,490)
Discounted (liability) receivable	$(56,365)	$35,916	$(57,090)	$36,097

As of July 1, 2007, the estimated discounted range of reasonably possible costs of environmental remediation was $56,365 to $91,398.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the unaudited condensed consolidated financial statements in Item 1 of this report.

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

ATK, however, has been impacted by increases in the prices of raw materials used in production. Most recently, the prices of commodity metals, such as copper, lead, and zinc, have significantly increased. These price increases generally impact our small caliber ammunition business.

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

There have been no other material changes in ATK’s market risk during the quarter ended July 1, 2007. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 1, 2007, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended July 1, 2007, there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK’s LUU series illuminating flares.  ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products.  Further details regarding the investigation were not provided to ATK.  On or about March 13, 2007, ATK received notice, for the first time, that the source and basis of the Government’s investigation was a qui tam complaint filed in federal court in Utah on or about April 10, 2006 by a former employee.  Thereafter in June 2007, ATK was informed by the DOJ that it intended to intervene in the qui tam action and that it intends to file an amended complaint.

ATK cooperated with the investigation and voluntarily produced documents to the DOJ; however, ATK denies any allegations of improper conduct.  Based on what is known to ATK about the subject matter of the DOJ investigation and the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct.  Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.

The description of certain environmental matters contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contingencies,” is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 describes some of the risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results and future prospects. ATK does not believe that there have been any material changes to the risk factors previously disclosed in the fiscal 2007 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1– April 29	345	$87.96	—
April 30 – May 27	188,514	100.01	—
May 28 – July 1	1,433	101.27	—
Fiscal quarter ended July 1, 2007	190,292	$100.00	—	1,099,696

(1)        The 190,292 shares purchased represent shares withheld to pay taxes upon payment of performance shares earned or vesting of restricted stock, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)        On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100 million.  During fiscal 2007, ATK repurchased 2,585,200 shares for $202 million.  During the quarter ended July 1, 2007, ATK made no additional share repurchases.  As of July 1, 2007, there were 1,099,696 remaining shares authorized to be repurchased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS
Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: August 10, 2007	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)