Form 10-Q
period 2007-09-30
ALLIANT TECHSYSTEMS INC
filed 2007-11-02
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 28, 2007, 32,703,697 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED		SIX MONTHS ENDED
(In thousands except per share data)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Sales	$1,029,345	$830,374	$1,987,717	$1,652,868
Cost of sales	830,976	669,155	1,597,158	1,335,044
Gross profit	198,369	161,219	390,559	317,824
Operating expenses:
Research and development	17,325	13,894	30,008	25,551
Selling	30,861	23,167	60,791	48,782
General and administrative	45,108	42,239	93,181	82,194
Total operating expenses	93,294	79,300	183,980	156,527
Income before interest, income taxes, and minority interest	105,075	81,919	206,579	161,297
Interest expense	(26,055)	(17,851)	(45,352)	(34,686)
Interest income	416	341	700	544
Income before income taxes and minority interest	79,436	64,409	161,927	127,155
Income tax provision	28,171	24,337	58,084	48,137
Income before minority interest	51,265	40,072	103,843	79,018
Minority interest, net of income taxes	90	145	264	218
Net income	$51,175	$39,927	$103,579	$78,800

Earnings per common share:
Basic	$1.55	$1.17	$3.12	$2.27
Diluted	1.44	1.15	2.95	2.24

Weighted-average number of common shares outstanding:
Basic	33,120	34,187	33,193	34,767
Diluted	35,450	34,612	35,157	35,196

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$23,629	$16,093
Net receivables	821,342	733,304
Net inventories	213,087	170,602
Deferred income tax assets	64,221	75,333
Other current assets	32,016	33,686
Total current assets	1,154,295	1,029,018
Net property, plant, and equipment	456,437	454,748
Goodwill	1,236,309	1,163,186
Prepaid and intangible pension assets	58,034	27,998
Deferred charges and other non-current assets	192,170	199,732
Total assets	$3,097,245	$2,874,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$17,388
Current portion of long-term debt	480,000
Accounts payable	175,480	$153,572
Contract advances and allowances	79,859	80,904
Accrued compensation	111,806	123,696
Accrued income taxes	17,388	11,791
Other accrued liabilities	169,488	133,309
Total current liabilities	1,051,409	503,272
Long-term debt	1,050,000	1,455,000
Deferred income tax liabilities	49,025	22,278
Postretirement and postemployment benefits liabilities	157,343	163,709
Accrued pension liability	63,861	89,383
Other long-term liabilities	100,506	83,159
Total liabilities	2,472,144	2,316,801
Contingencies (Note 12)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding 32,699,217 shares at September 30, 2007 and 33,075,268 at March 31, 2007	327	331
Additional paid-in-capital	452,775	477,554
Retained earnings	1,197,154	1,112,649
Accumulated other comprehensive loss	(365,273)	(424,075)
Common stock in treasury, at cost, 8,855,844 shares held at September 30, 2007 and 8,479,793 shares held at March 31, 2007	(659,882)	(608,578)
Total stockholders’ equity	625,101	557,881
Total liabilities and stockholders’ equity	$3,097,245	$2,874,682

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
(In thousands)	September 30, 2007	October 1, 2006
Operating activities
Net income	$103,579	$78,800
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	34,980	34,066
Amortization of intangible assets	2,865	4,218
Amortization of deferred financing costs	2,441	1,630
Write-off of debt issuance costs associated with convertible notes	5,600	—
Deferred income taxes	4,184	70,976
Loss (gain) on disposal of property	1,610	(84)
Minority interest, net of income taxes	264	218
Share-based plans expense	11,770	18,310
Excess tax benefits from share-based plans	(8,062)	(2,049)
Changes in assets and liabilities:
Net receivables	(49,882)	10,464
Net inventories	(40,327)	(44,540)
Accounts payable	16,203	12,887
Contract advances and allowances	(1,045)	18,115
Accrued compensation	(36,478)	(18,243)
Accrued income taxes	38,486	(24,858)
Pension and other postretirement benefits	17,243	(186,031)
Other assets and liabilities	27,826	31,054
Cash provided by operating activities	131,257	4,933
Investing activities
Capital expenditures	(34,595)	(35,569)
Acquisition of business, net of cash acquired	(101,195)	—
Proceeds from the disposition of property, plant, and equipment	319	510
Cash used for investing activities	(135,471)	(35,059)
Financing activities
Change in cash overdrafts	17,388	(60,937)
Net borrowings on line of credit	75,000	37,000
Payments made on bank debt	—	(13,500)
Payments made to extinguish debt	—	(2,596)
Proceeds from issuance of long-term debt	—	300,000
Purchase of call options	—	(50,850)
Sale of warrants	—	23,220
Payments made for debt issue costs	(105)	(6,344)
Net purchase of treasury shares	(100,068)	(208,027)
Proceeds from employee stock compensation plans	11,473	13,635
Excess tax benefits from share-based plans	8,062	2,049
Cash provided by financing activities	11,750	33,650
Increase in cash and cash equivalents	7,536	3,524
Cash and cash equivalents - beginning of period	16,093	9,090
Cash and cash equivalents - end of period	$23,629	$12,614

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$4,904	$3,022

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended September 30, 2007

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (fiscal 2007). Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of September 30, 2007, and its results of operations and cash flows for the quarters and six months ended September 30, 2007 and October 1, 2006.

Subsequent to the issuance of its financial statements for the year ended March 31, 2007, ATK has made certain reclassifications to the fiscal 2007 consolidated financial statements, as previously reported to correct the prior periods to conform to current presentation. The reclassifications resulted in a decrease in sales of $2,681 ($833,055 to $830,374), a decrease in cost of sales of $3,697 ($672,852 to $669,155), an increase in selling expenses of $510 ($22,657 to $23,167), and an increase in general and administrative expenses of $506 ($41,733 to $42,239) to the quarter ended October 1, 2006 presentation. The reclassifications resulted in a decrease in sales of $2,605 ($1,655,473 to $1,652,868), a decrease in cost of sales of $8,868 ($1,343,912 to $1,335,044), an increase in selling expenses of $1,327 ($47,455 to $48,782), and an increase in general and administrative expenses of $4,936 ($77,258 to $82,194) to the six months ended October 1, 2006 presentation. These reclassifications did not change income before interest, income taxes, and minority interest, net income, earnings per share, or stockholders’ equity as previously reported.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.     New Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (FASB) ratified EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities (EITF 07-03). EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 (ATK’s fiscal 2009). ATK is currently evaluating the effect that adoption of EITF 07-03 will have on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (ATK’s fiscal 2009). ATK is currently evaluating the effect that adoption of this statement will have on its financial statements.

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

3.     Goodwill and Other Intangible Assets

On June 8, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195, net of cash acquired. ATK believes that the acquisition strengthens ATK’s satellite components, subsystems and small spacecraft portfolios and further increases ATK’s position as a supplier to the U.S. Government and industry. ATK also believes the acquisition will enhance ATK’s systems engineering as ATK pursues strategic initiatives in space exploration programs. Headquartered in Beltsville, Maryland, Swales employs approximately 750 people and is included in the Mission Systems Group. The purchase price allocation for Swales has not yet been completed pending final valuation of certain acquired assets and liabilities. The final purchase price allocation could be significantly different than the estimate currently recorded. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

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

The changes in the carrying amount of goodwill by operating segment during the quarter and six months ended September 30, 2007 were as follows:

	Ammunition Systems Group	Launch Systems Group	Mission Systems Group	Total
Balance at April 1, 2007	$171,337	$457,399	$534,450	$1,163,186
Acquisition	—	—	73,025	73,025
Balance at July 1, 2007	171,337	457,399	607,475	1,236,211
Adjustments	—	—	98	98
Balance at September 30, 2007	$171,337	$457,399	$607,573	$1,236,309

The acquisition in the Mission Systems Group was Swales, as discussed above. The adjustments within Mission Systems Group relate to the adjustment of certain assets and liabilities of Swales to their fair value including the recording of intangible assets which resulted in a deduction from goodwill.

Included in deferred charges and other non-current assets as of September 30, 2007 are other intangible assets of $87,973, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite. Also included in deferred charges and other non-current assets as of September 30, 2007 and March 31, 2007 are amortizing intangible assets, as follows:

	September 30, 2007			March 31, 2007
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$22,644	$(18,064)	$4,580	$19,944	$(16,349)	$3,595
Customer relationships and other	27,407	(8,213)	19,194	27,407	(7,063)	20,344
Total	$50,051	$(26,277)	$23,774	$47,351	$(23,412)	$23,939

These assets are being amortized over their estimated useful lives over a weighted average remaining period of approximately 7.0 years. Amortization expense for the quarter and six months ended September 30, 2007 was $1,555 and $2,865, respectively. Amortization expense for the quarter and six months ended October 1, 2006 was $2,175 and $4,218, respectively. ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2008	$3,187
Fiscal 2009	3,985
Fiscal 2010	3,262
Fiscal 2011	2,278
Fiscal 2012	2,269
Thereafter	8,793
Total	$23,774

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

4.     Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 8) during each period presented, which, if exercised or earned, would have a dilutive effect on EPS. In computing EPS for the quarters and six months ended September 30, 2007 and October 1, 2006, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Weighted-average basic shares outstanding	33,120	34,187	33,193	34,767
Dilutive effect of stock-based awards	558	425	528	429
Dilutive effect of contingently issuable shares	1,772	—	1,436	—
Weighted-average diluted shares outstanding	35,450	34,612	35,157	35,196

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	—	39	—	45

Contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes, 2.75% Convertible Senior Subordinated Notes due 2024, and 2.75% Convertible Senior Subordinated Notes due 2011, as discussed in Note 8, are included in diluted EPS for the quarter and six months ended September 30, 2007 but are not included in the quarter or six months ended October 1, 2006 because ATK’s average stock price was below the conversion price during those periods. The Warrants, as discussed in Note 8, are not included in diluted EPS as ATK’s average stock price during the quarter and six months ended September 30, 2007 and October 1, 2006 did not exceed $116.75. The Call Options, also discussed in Note 8, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

5.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and six months ended September 30, 2007 and October 1, 2006 were as follows:

	Quarters Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$51,175	$39,927	$103,579	$78,800
Other comprehensive income (OCI):
Pension and other postretirement benefit liabilities, net of income taxes of $(3,556) and $(7,145), respectively	5,499	—	10,964	—
Change in fair value of derivatives, net of income taxes of $(105), $4,852, $(163), and $4,571, respectively	155	(7,203)	331	(6,786)
Change in fair value of available-for-sale securities, net of income taxes of $40, $(142), $79, and $(261), respectively	(59)	211	(69)	387
Total other comprehensive income (loss)	5,595	(6,992)	11,226	(6,399)
Total comprehensive income	$56,770	$32,935	$114,805	$72,401

The components of accumulated OCI, net of income taxes, are as follows:

	September 30, 2007	March 31, 2007
Derivatives	$(819)	$(1,150)
Pension and other postretirement benefit liabilities	(364,770)	(423,310)
Available-for-sale securities	316	385
Total accumulated other comprehensive loss	$(365,273)	$(424,075)

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks. During the quarter and six months ended September 30, 2007, ATK had no such forward contracts. ATK did have such contracts for copper and zinc during the quarter and six months ended October 1, 2006. The contracts essentially established a fixed price for the underlying commodities and were designated and qualified as effective cash flow hedges of purchases of these commodities. Ineffectiveness was calculated as the amount by which the change in the fair value of the derivatives exceeded the change in the fair value of the anticipated commodity purchases. The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated OCI in the financial statements. The gains on these contracts were recorded in cost of sales as the commodities were purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarter and six months ended October 1, 2006:

	Quarter Ended October 1, 2006	Six Months Ended October 1, 2006
Beginning of period unrealized gain in accumulated OCI	$15,652	$15,162
Increase in fair value of derivatives	1,476	14,919
Gains reclassified from OCI, offsetting the price paid to suppliers	(13,739)	(26,692)
End of period unrealized gain in accumulated OCI	$3,389	$3,389

The amount of ineffectiveness recognized in earnings for these contracts during the quarter and six months ended October 1, 2006 was insignificant.

6.     Inventories

Inventories consist of the following:

	September 30, 2007	March 31, 2007
Raw materials	$74,213	$51,239
Work in process	42,543	47,520
Finished goods	33,825	35,373
Contracts in progress	62,506	36,470
Net inventories	$213,087	$170,602

7.     Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	September 30, 2007	March 31, 2007
Employee benefits and insurance, including pension and other postretirement benefits	$56,180	$55,879
Warranty	13,709	14,870
Interest	16,180	2,121
Environmental remediation	12,743	11,668
Other	70,676	48,771
Total other accrued liabilities - current	$169,488	$133,309

Environmental remediation	$43,818	$45,422
Management nonqualified deferred compensation plan	31,023	28,155
Long-term portion of accrued income taxes	16,070	—
Minority interest in joint venture	8,299	8,035
Other	1,296	1,547
Total other long-term liabilities	$100,506	$83,159

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. The product warranties relate primarily to the commercial rocket motors (within the Launch Systems Group). The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter and six months ended September 30, 2007:

Balance at April 1, 2007	$14,870
Warranties issued	1,038
Changes related to preexisting warranties	(1,064)
Balance at July 1, 2007	14,844
Warranties issued	317
Changes related to preexisting warranties	(1,452)
Balance at September 30, 2007	$13,709

8.     Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	September 30, 2007	March 31, 2007
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	75,000	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total debt	1,530,000	1,455,000
Less current portion	480,000	—
Long-term debt	$1,050,000	$1,455,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the years ending March 31, 2008 and 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 5.88% at September 30, 2007. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at September 30, 2007. As of September 30, 2007, ATK had $75,000 outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $95,469, which reduced amounts available on the revolving facility to $329,531. During the quarter and six months ended September 30, 2007, ATK’s weighted average interest rate on short-term borrowings was 6.58% and 6.71%, respectively. Debt issuance costs of approximately $3,000 are being amortized over the term of the Senior Credit Facility.

During March 2006, ATK terminated a $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In September 2006, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and six months ended September 30, 2007 by 274,846 and 145,547 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods. There was no impact on the diluted shares outstanding during the quarter or six months ended October 1, 2006 because ATK’s average stock price was below the conversion price during those periods. Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at September 30, 2007 and March 31, 2007. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied on September 17, 2007. Accordingly, the 3.00% Convertible Notes are now convertible at any time at the option of the holder from October 1, 2007 through December 30, 2007, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $200,000 was reclassified to current liabilities on the consolidated balance sheet as of September 30, 2007. In addition, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $3,200 were written off during the quarter ended September 30, 2007. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and six months ended September 30, 2007 by 618,731 and 532,531 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods. There was no impact on the diluted shares outstanding during the quarter or six months ended October 1, 2006 because ATK’s average stock price was below the conversion price during those periods.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at September 30, 2007 and March 31, 2007. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied on September 17, 2007. Accordingly, the 2.75% Convertible Notes due 2024 are now convertible at any time at the option of the holder from October 1, 2007 through December 30, 2007, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $280,000 was reclassified to current liabilities on the consolidated balance sheet as of September 30, 2007. In addition, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $2,400 were written off during the quarter ended September 30, 2007. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and six months ended September 30, 2007 by 878,851 and 758,172 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods. There was no impact on the diluted shares outstanding during the quarter or six months ended October 1, 2006 because ATK’s average stock price was below the conversion price during those periods.

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

Long-term debt maturities are as follows:

Remainder of fiscal 2008	$480,000
Fiscal 2009	—
Fiscal 2010	13,750
Fiscal 2011	13,750
Fiscal 2012	622,500
Thereafter	400,000
Total payments	$1,530,000

Although the 2.75% Convertible Notes due 2024 and the 3.00% Convertible Notes do not contractually mature until 2024, these amounts are categorized as current in the consolidated balance sheet and within the “Remainder of fiscal 2008” category above as they are now convertible at the option of the holders, as discussed above.

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 71% as of September 30, 2007 and 72% as of March 31, 2007.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of September 30, 2007, ATK was in compliance with the covenants.

ATK has limited payment requirements under the Senior Credit Facility over the next few years. ATK’s other debt service requirements consist principally of interest expense on its long-term debt. As discussed above, additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Net cash paid for interest totaled $21,557 in the six months ended September 30, 2007 and $17,835 in the six months ended October 1, 2006.

Shelf Registration. On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing

ATK to issue debt and/or equity securities at any time. As of September 30, 2007, ATK has the capacity to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt. ATK did not have any outstanding interest rate swaps as of September 30, 2007 or March 31, 2007.

9.              Employee Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits
	Quarters Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost	$15,229	$14,364	$30,458	$28,096
Interest cost	32,489	31,741	64,977	62,084
Expected return on plan assets	(45,537)	(40,599)	(91,073)	(77,012)
Amortization of unrecognized net loss	10,511	12,051	21,023	23,572
Amortization of unrecognized prior service cost	(144)	(219)	(289)	(428)
Net periodic benefit cost	$12,548	$17,338	$25,096	$36,312

Components of Net Periodic Benefit Cost

	Postretirement Benefits
	Quarters Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost	$138	$124	$276	$248
Interest cost	3,056	3,174	6,113	6,348
Expected return on plan assets	(1,008)	(963)	(2,016)	(1,926)
Amortization of unrecognized net loss	940	1,302	1,879	2,604
Amortization of unrecognized prior service cost	(2,252)	(2,257)	(4,503)	(4,514)
Net periodic benefit cost	$874	$1,380	$1,749	$2,760

Effective April 1, 2007, ATK adopted the measurement provisions of SFAS No. 158 and remeasured the plan assets and benefit obligations. Other than a change in the discount rate from 5.9% to 6.1%, the assumptions used to remeasure the assets and liabilities remain unchanged from fiscal 2007.  The funded status of the pension and other postretirement benefit plans was ($156,152) and ($221,109) as of September 30, 2007 and March 31, 2007, respectively.  The after-tax cumulative effect changes of this adoption included a decrease of approximately $9,000 in retained earnings, a decrease of approximately $47,600 in accumulated other comprehensive loss, an increase of approximately $30,700 in total assets, and a decrease of approximately $7,900 in total liabilities.

Employer Contributions. During the six months ended September 30, 2007, ATK contributed $1,617 directly to retirees and $8,625 to its other postretirement benefit (PRB) plans. ATK anticipates making additional contributions of approximately $2,300 directly to retirees and approximately $8,200 to its other PRB plans during the remainder of fiscal 2008. ATK does not anticipate making any contributions to its qualified pension plans during the remainder of fiscal 2008.

10.  Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the six months ended September 30, 2007 and October 1, 2006 represent effective tax rates of 35.9% and 37.9%, respectively. The decrease in the rate for the six months ended September 30, 2007 from the prior year period is primarily due to the existence of federal research and development (R&D) credit, an increase in the domestic manufacturing deduction (DMD), and adjustment of the provision amounts to the returns as filed. The reduction in rate was offset by the elimination of the extraterritorial income (ETI) exclusion for fiscal 2008.

ATK adopted FIN 48 as of April 1, 2007. The cumulative effects of applying this interpretation have been recorded as a decrease of $7,676 to retained earnings, an increase of $2,693 to net deferred income tax assets and an increase of $10,369 to accrued income taxes.

In conjunction with the adoption of FIN 48, ATK classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. ATK also began reporting income tax-related interest income within the income tax provision. In prior periods, such interest income was reported in other income. Penalties and tax-related interest expense are reported as a component of the income tax provision. As of September 30, 2007 and April 1, 2007, $1,142 and $671 of income tax-related interest and $575 and $551 of penalties were included in accrued income taxes, respectively.

ATK or one of its subsidiaries files income tax returns in the United States (U.S.) federal, various U.S. state, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service has completed the audits of ATK through fiscal 2006.

As of September 30, 2007 and April 1, 2007, the total amount of unrecognized tax benefits was $16,763 and $16,243, respectively, of which $13,034 and $12,763, respectively, would affect the effective tax rate, if recognized. In the next 12 months it is reasonably possible that the gross liability for unrecognized tax benefits will decrease by $693 as a result of the completion of examinations or amendment of income tax returns.

11.  Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of September 30, 2007, ATK has authorized up to 1,532,360 common shares under the 2005 Stock Incentive Plan, of which 618,071 common shares are yet available to be granted. No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarter and six months ended September 30, 2007 was $5,740 and $11,770, respectively. Total pre-tax stock-based compensation expense recognized during the quarter and six months ended October 1, 2006 was $9,173 and $18,310, respectively. The total income tax benefit recognized in the income statement for share-based compensation during the quarter and six months ended September 30, 2007 was $2,286 and $4,689, respectively. The total income tax benefit recognized in the income statement for share-based compensation during the quarter and six months ended October 1, 2006 was $3,563 and $6,916, respectively.

There are three types of awards outstanding under ATK’s stock incentive plans: performance awards, restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards, grant of restricted stock, or exercise of stock options. As of September 30, 2007, there were up to 556,233 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares, up to 170,671 shares will become payable only upon attainment of a specified performance goal related to achievement of supply chain management savings at any point through the end of fiscal 2012; up to 180,362 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2007 through fiscal 2009 period; and up to 205,200 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2008 through fiscal 2010 period. In May 2007, 637,810 shares were issued based upon achievement of certain financial performance goals achieved through fiscal 2007.

Restricted stock issued to non-employee directors and certain key employees totaled 22,663 shares during the six months ended September 30, 2007. Restricted shares vest over periods ranging from one to five years from the date of award.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; grants issued prior to that generally had a ten-year term. The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK’s stock over the past five years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. No options were granted during the six months ended September 30, 2007. The weighted average fair value of options granted during the six months ended October 1, 2006 was $28.58. The following weighted average assumptions were used for grants:

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.00% as of September 30, 2007 and March 31, 2007. The following is a summary of the amounts recorded for environmental remediation:

	September 30, 2007		March 31, 2007
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(65,531)	$40,894	$(65,603)	$40,587
Unamortized discount	8,970	(4,758)	8,513	(4,490)
Discounted (liability) receivable	$(56,561)	$36,136	$(57,090)	$36,097

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. Of the $56,561 discounted liability as of September 30, 2007, $12,743 was recorded within other current liabilities and $43,818 was recorded within other long-term liabilities. Of the $36,136 discounted receivable, ATK recorded $6,914 within other current assets and $29,222 within other non-current assets. As of September 30, 2007, the estimated discounted range of reasonably possible costs of environmental remediation was $56,561 to $91,865.

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

13. Stock Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. In February and March 2006, ATK repurchased 1,315,104 shares for $100,000. During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880. During the quarter ended September 30, 2007, ATK repurchased 942,200 shares for $100,068. As of September 30, 2007, there were 157,496 remaining shares authorized to be repurchased.

14.  Operating Segment Information

ATK has three segments:  Ammunition Systems Group, Launch Systems Group, and Mission Systems Group. These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer.

•                  The Ammunition Systems Group, which generated 35% of ATK’s external sales in the six months ended September 30, 2007, produces military ammunition and gun systems; civil ammunition and accessories; and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  The Launch Systems Group, which generated 31% of ATK’s external sales in the six months ended September 30, 2007, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. Other products include ordnance which includes decoy and illuminating flares.

•                  The Mission Systems Group, which generated 34% of ATK’s external sales in the six months ended September 30, 2007, operates in four areas:  Weapon Systems, Aerospace Systems, Space Systems, and Technical Services.

The military small-caliber ammunition contract, which is reported within the Ammunition Systems Group, contributed approximately 13% and 14% of total external sales during the six months ended September 30, 2007 and October 1, 2006, respectively. ATK’s contract with NASA for Reusable Solid Rocket Motors (RSRM) for the Space Shuttle, which is reported within the Launch Systems Group, represented approximately 9% and 12% of total external sales during the six months ended September 30, 2007 and October 1, 2006, respectively.

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Sales to external customers:
Ammunition Systems Group	$354,697	$282,653	$690,199	$569,587
Launch Systems Group	318,217	262,236	623,316	526,858
Mission Systems Group	356,431	285,485	674,202	556,423
Total external sales	1,029,345	830,374	1,987,717	1,652,868
Intercompany sales:
Ammunition Systems Group	2,599	4,625	7,185	9,781
Launch Systems Group	928	4,293	4,277	8,785
Mission Systems Group	40,323	24,211	70,683	44,975
Eliminations	(43,850)	(33,129)	(82,145)	(63,541)
Total intercompany sales	—	—	—	—
Total sales	$1,029,345	$830,374	$1,987,717	$1,652,868

Income before interest, income taxes, and minority interest:
Ammunition Systems Group	$32,182	$26,194	$61,059	$46,014
Launch Systems Group	43,305	35,427	88,152	73,073
Mission Systems Group	35,003	26,385	68,505	53,491
Corporate	(5,415)	(6,087)	(11,137)	(11,281)
Total income before interest, income taxes, and minority interest	$105,075	$81,919	$206,579	$161,297

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

ATK has three segments:  Ammunition Systems Group, Launch Systems Group, and Mission Systems Group.

•                  The Ammunition Systems Group, which generated 35% of ATK’s external sales in the six months ended September 30, 2007, produces military ammunition and gun systems; civil ammunition and accessories; and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  The Launch Systems Group, which generated 31% of ATK’s external sales in the six months ended September 30, 2007, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. Other products include ordnance which includes decoy and illuminating flares.

•                  The Mission Systems Group, which generated 34% of ATK’s external sales in the six months ended September 30, 2007, operates in four areas:  Weapon Systems, Aerospace Systems, Space Systems, and Technical Services.

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

Sales

The military small-caliber ammunition contract, which is reported within the Ammunition Systems Group, contributed approximately 13% and 14% of total external sales during the six months ended September 30, 2007 and October 1, 2006, respectively. The RSRM program, which is reported within the Launch Systems Group, represented approximately 9% and 12% of total external sales during the six months ended September 30, 2007 and October 1, 2006, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended				Six Months Ended
	September 30, 2007	October 1, 2006	$ Change	% Change	September 30, 2007	October 1, 2006	$ Change	% Change

Ammunition Systems Group	$354,697	$282,653	$72,044	25.5%	$690,199	$569,587	$120,612	21.2%
Launch Systems Group	318,217	262,236	55,981	21.3%	623,316	526,858	96,458	18.3%
Mission Systems Group	356,431	285,485	70,946	24.9%	674,202	556,423	117,779	21.2%
Total external sales	$1,029,345	$830,374	$198,971	24.0%	$1,987,717	$1,652,868	$334,849	20.3%

Quarter.

The increase in sales was due to organic growth in all of ATK’s segments as well as the acquisition of Swales, as discussed above, which is reported within the Mission Systems Group.

Ammunition Systems Group. The increase in sales was driven by:

•                  a $25,600 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements,

•                  an increase of $20,500 in civil ammunition due to an increase in volume of domestic, law enforcement, and OEM sales, along with price increases,

•                  an increase of $17,600 in medium-caliber guns and ammunition due to various new programs, and

•                  a $6,500 increase in TNT sales due to increased shipments.

Launch Systems Group. The increase in sales was due to:

•                  an increase of $39,000 on the new contract for NASA’s ARES I launch vehicle,

•                  an increase of $13,700 on the new contract for NASA’s Orion Crew Exploration Vehicle (CEV) launch abort system,

•                  a $6,000 increase due to the timing of U.S. Air Force sales, and

•                  a $4,000 increase due to higher demand for Castor® rocket motor systems.

These increases were partially offset by a decrease of $13,600 on the Space Shuttle program due to synergies with the ARES I program.

Mission Systems Group. The increase in sales was driven by:

•                  an increase of $38,000 due to the acquisition of Swales during the first quarter of fiscal 2008,

•                  an increase of $17,000 in aircraft integration due to increased demand and new program awards,

•                  a $12,000 increase in apertures and radomes due to increased volume, and

•                  an increase of $8,000 for solar array and deployable satellite components.

Six Months.

Ammunition Systems Group. The increase in sales was driven by:

•                  a $52,500 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements,

•                  an increase of $41,200 in civil ammunition due to an increase in volume of domestic, law enforcement, OEM, and international sales, along with price increases, and

•                  an increase of $26,900 in medium-caliber guns and ammunition due to various new programs.

Launch Systems Group. The increase in sales was due to:

•                  an increase of $72,500 on ARES I,

•                  an increase of $26,100 on the new launch abort system for the Orion CEV, and

•                  a $5,000 increase due to higher demand for Castor® rocket motor systems.

These increases were partially offset by a decrease of $14,700 on the Space Shuttle program due to synergies with the ARES I program.

Mission Systems Group. The increase in sales was driven by:

•                  an increase of $47,900 due to the acquisition of Swales during the period,

•                  an increase of $24,000 in aircraft integration due to increased demand and new program awards,

•                  an increase of $22,000 for solar array and deployable satellite components,

•                  an increase of $16,000 in missile defense, primarily due to increased volume on the Standard Missile 3 program,

•                  a $13,000 increase in apertures and radomes due to increased volume,

•                  a $9,000 increase in force protection, specifically due to the Spider Advanced Munition program, and

•                  an increase of $7,000 in international advanced weapon sales due to the Shielder anti-tank barrier system which was awarded in the second quarter of fiscal 2007.

These increases were partially offset by:

•                  a $10,000 decline in technical services due to decreased orders,

•                  a decrease of $9,000 in fuzes due to lower volume on the Multi-option Fuze for Artillery program and production delays on other fuze programs, and

•                  a $7,000 decrease in missile systems, specifically the Advanced Anti-radiation Guided Missile (AARGM) program.

Gross Profit

	Quarters Ended					Six Months Ended
	September 30, 2007	As a % of Sales	October 1, 2006	As a % of Sales	Change	September 30, 2007	As a % of Sales	October 1, 2006	As a % of Sales	Change

Gross profit	$198,369	19.3%	$161,219	19.4%	$37,150	$390,559	19.6%	$317,824	19.2%	$72,735

Quarter and Six Months. The increase in gross profit was driven by higher sales along with a reduction in pension expenses and increased operating efficiencies.

Operating Expenses

	Quarters Ended					Six Months Ended
	September 30, 2007	As a % of Sales	October 1, 2006	As a % of Sales	Change	September 30, 2007	As a % of Sales	October 1, 2006	As a % of Sales	Change

Research and development	$17,325	1.7%	$13,894	1.7%	$3,431	$30,008	1.5%	$25,551	1.5%	$4,457
Selling	30,861	3.0%	23,167	2.8%	7,694	60,791	3.1%	48,782	3.0%	12,009
General and administrative	45,108	4.4%	42,239	5.1%	2,869	93,181	4.7%	82,194	5.0%	10,987
Total	$93,294	9.1%	$79,300	9.5%	$13,994	$183,980	9.3%	$156,527	9.5%	$27,453

Quarter.

Operating expenses increased primarily due to higher selling expenses consistent with higher sales and increased program proposal efforts within Mission Systems Group and Launch Systems Group. Research and development expenses were up due to increased spending on major launch vehicle programs within the Launch Systems Group. General and administrative expenses also increased as a result of increased spending to support increasing sales.

Six Months.

Operating expenses increased primarily due to higher selling expenses consistent with higher sales and increased program proposal efforts within the Mission Systems Group. General and administrative expenses were up as a result of increased spending to support increasing sales. Research and development expenses were also up due to increased spending on major launch vehicle programs within the Launch Systems Group, partially offset by a reduction within the Mission Systems Group as a result of a shift to program proposal efforts.

Income Before Interest, Income Taxes, and Minority Interest

	Quarters Ended			Six Months Ended
	September 30, 2007	October 1, 2006	Change	September 30, 2007	October 1, 2006	Change

Ammunition Systems Group	$32,182	$26,194	$5,988	$61,059	$46,014	$15,045
Launch Systems Group	43,305	35,427	7,878	88,152	73,073	15,079
Mission Systems Group	35,003	26,385	8,618	68,505	53,491	15,014
Corporate	(5,415)	(6,087)	672	(11,137)	(11,281)	144
Total	$105,075	$81,919	$23,156	$206,579	$161,297	$45,282

The increase in income before interest, income taxes, and minority interest was due to higher sales, a reduction in pension expense in all operating segments, as well as program-related changes within the operating segments as described below.

Quarter.

Ammunition Systems Group. The increase relates to higher sales partially offset by a higher mix of medium caliber ammunition programs which have lower margins.

Launch Systems Group. The increase was mainly due to higher sales on ARES I and the launch abort system, as discussed above, partially offset by increased spending on strategic pursuits.

Mission Systems Group. The increase relates primarily to higher sales volume along with an incentive fee on the Standard Missile 3 program, partially offset by increased program proposal efforts.

Corporate. The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the elimination of intercompany profits, and stock option expense.

Six Months.

Ammunition Systems Group. The increase relates to higher sales along with margin improvement in the TNT program which incurred start up costs in the same period of the prior year.

Launch Systems Group. The increase was mainly due to higher sales on ARES I and the launch abort system, as discussed above, partially offset by increased spending on strategic pursuits.

Mission Systems Group. The increase relates to higher sales along with an incentive fee on the Standard Missile 3 program, partially offset by lower margins in missile systems and increased program proposal efforts.

Corporate. The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the elimination of intercompany profits, and stock option expense.

Interest Expense

Quarter.

Net interest expense for the quarter ended September 30, 2007 was $25,639, an increase of $8,129 compared to $17,510 in the comparable quarter of fiscal 2007 primarily due to the accelerated noncash write-off of $5,600 of debt issuance costs as a result of the 3.00% Convertible Senior Subordinated Notes and 2.75% Convertible Senior Subordinated Notes due 2024 becoming convertible during the quarter as well as an increase in the average outstanding debt balance, as discussed below within “Liquidity and Capital Resources” under the heading “Debt”.

Six Months.

Net interest expense for the six months ended September 30, 2007 was $44,652, an increase of $10,510 compared to $34,142 in the comparable period of fiscal 2007 primarily due to the accelerated noncash write-off of $5,600 of debt issuance costs discussed above as well as an increase in the average outstanding debt balance, as discussed below within “Liquidity and Capital Resources” under the heading “Debt”.

Income Tax Provision

	Quarters Ended					Six Months Ended
	September 30, 2007	Effective Rate	October 1, 2006	Effective Rate	Change	September 30, 2007	Effective Rate	October 1, 2006	Effective Rate	Change

Income tax provision	$28,171	35.5%	$24,337	37.8%	$3,834	$58,084	35.9%	$48,137	37.9%	$9,947

ATK’s provision for income taxes includes both federal and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the six months ended September 30, 2007 and October 1, 2006 represent effective tax rates of 35.9% and 37.9%, respectively. The decrease in the rate for the six months ended September 30, 2007 from the prior year period is primarily due to the existence of federal research and development (R&D) credit, an increase in the domestic manufacturing deduction (DMD), and adjustment of the provision amounts to the returns as filed. The reduction in rate was offset by the elimination of the extraterritorial income (ETI) exclusion for fiscal 2008.

Minority Interest

The minority interest in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

Net Income

Quarter.

Net income for the quarter ended September 30, 2007 was $51,175, an increase of $11,248 compared to $39,927 in the comparable quarter of fiscal 2007. This increase was due to an increase of $37,150 in gross profit, partially offset by increases in operating expenses of $13,994, net interest expense of $8,129, and income tax expense of $3,834.

Six Months.

Net income for the six months ended September 30, 2007 was $103,579, an increase of $24,779 compared to $78,800 in the comparable period of fiscal 2007. This increase was due to an increase of $72,735 in gross profit, partially offset by increases in operating expenses of $27,453, net interest expense of $10,510, and income tax expense of $9,947.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended
	September 30, 2007	October 1, 2006	Change

Cash flows provided by operating activities	$131,257	$4,933	$126,324
Cash flows used for investing activities	(135,471)	(35,059)	(100,412)
Cash flows provided by financing activities	11,750	33,650	(21,900)
Net cash flows	$7,536	$3,524	$4,012

Cash provided by operating activities for the six months ended September 30, 2007 totaled $131,257, compared to $4,933 in the comparable period of the prior year. The increase was primarily due to a decrease in pension contributions of $212,271 and an increase in net income of $24,779 over the prior year period.

These increases were partially offset by a $71,977 increase in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) due to increasing sales, timing of cash receipts from customers, liquidation of contract advances received in the same period of the prior fiscal year, and the cash payment during the six months ended September 30, 2007 of withholding taxes equal to the value of shares withheld from employees in connection with a payout of stock-based compensation for the fiscal 2005-2007 performance period.

Cash used for investing activities totaled $135,471, an increase of $100,412 compared to $35,059 used in the comparable period of the prior year primarily as a result of the acquisition of Swales Aerospace for $101,195 during the six months ended September 30, 2007, as discussed above.

Cash provided by financing activities totaled $11,750, compared to $33,650 in the comparable period of the prior year. Net borrowings on the line of credit increased $38,000 due to cash requirements for the Swales acquisition and share repurchase partially offset by cash provided from operations. During the prior year period, ATK issued $300,000 of 2.75% Convertible Senior Subordinated Notes due 2011, purchased call options for $50,850, and sold warrants for $23,220, as discussed below. Payments on debt decreased $16,096 due primarily to the refinancing during March 2007 which requires no payments until March 2010. The increase in cash overdrafts was $17,388 compared to a decrease in the prior period of $60,937 due to the timing of payments.

Postretirement Benefit Plans Contributions

During the six months ended September 30, 2007, ATK contributed $1,617 directly to retirees and $8,625 to its other postretirement benefit (PRB) plans. ATK anticipates making additional contributions of approximately $2,300 directly to retirees and approximately $8,200 to its other PRB plans during the remainder of fiscal 2008. ATK does not anticipate making any contributions to its qualified pension plans during the remainder of fiscal 2008.

ATK typically generates cash flows from operating activities in excess of its commitments. ATK has several opportunities for capital deployment, which may include debt repayments, stock repurchases, pension funding, funding acquisitions, and other alternatives.

Debt

Long-term debt, including the current portion, consisted of the following:

	September 30, 2007	March 31, 2007
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	75,000	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total debt	1,530,000	1,455,000
Less current portion	480,000	—
Long-term debt	$1,050,000	$1,455,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the years ending March 31, 2008 and 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 5.88% at September 30, 2007. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at September 30, 2007. As of September 30, 2007, ATK had $75,000 outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $95,469, which reduced amounts available on the revolving facility to $329,531. During the quarter and six months ended September 30, 2007, ATK’s weighted average interest rate on short-term borrowings was 6.58% and 6.71%, respectively. Debt issuance costs of approximately $3,000 are being amortized over the term of the Senior Credit Facility.

During March 2006, ATK terminated a $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In September 2006, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and six months ended September 30, 2007 by 274,846 and 145,547 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods. There was no impact on the diluted shares outstanding during the quarter or six months ended October 1, 2006 because ATK’s average stock price was below the conversion price during those periods. Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at September 30, 2007 and March 31, 2007. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied on September 17, 2007. Accordingly, the 3.00% Convertible Notes are now convertible at any time at the option of the holder from October 1, 2007 through December 30, 2007, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $200,000 was reclassified to current liabilities on the consolidated balance sheet as of September 30, 2007. In addition, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes,  of approximately $3,200 were written off during the quarter ended September 30, 2007. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and six months ended September 30, 2007 by 618,731 and 532,531 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods. There was no impact on the diluted shares outstanding during the quarter or six months ended October 1, 2006 because ATK’s average stock price was below the conversion price during those periods.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at September 30, 2007 and March 31, 2007. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied on September 17, 2007. Accordingly, the 2.75% Convertible Notes due 2024 are now convertible at any time at the option of the holder from October 1, 2007 through December 30, 2007, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $280,000 was reclassified to current liabilities on the consolidated balance sheet as of September 30, 2007. In addition, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $2,400 were written off during the quarter ended September 30, 2007. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and six months ended September 30, 2007 by 878,851 and 758,172 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods. There was no impact on the diluted shares outstanding during the quarter or six months ended October 1, 2006 because ATK’s average stock price was below the conversion price during those periods.

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

Long-term debt maturities are as follows:

Remainder of fiscal 2008	$480,000
Fiscal 2009	—
Fiscal 2010	13,750
Fiscal 2011	13,750
Fiscal 2012	622,500
Thereafter	400,000
Total payments	$1,530,000

Although the 2.75% Convertible Notes due 2024 and the 3.00% Convertible Notes do not contractually mature until 2024, these amounts are categorized as current in the consolidated balance sheet and within the “Remainder of fiscal 2008” category above as they are now convertible at the option of the holders, as discussed above.

ATK management does not believe the holders of the 2.75% Convertible Notes due 2024 and the 3.00% Convertible Notes will choose to convert their notes as the current market value exceeds the convertible value.  Based on ATK’s current financial condition, management believes that cash generated from operating activities, combined with the availability of funding, if needed, under its revolving credit facilities ($329,531 available as of September 30, 2007), as well as through future sources of funding, including additional bank financing, accessing equity markets through its shelf registration as well as debt markets, will be adequate to fund its current and long-term debt obligations, including the potential conversion of these notes, make capital expenditures, and fund future growth at ATK over the next 12 months.

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 71% as of September 30, 2007 and 72% as of March 31, 2007.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2024, the 2.75% Convertible Notes due 2011, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of September 30, 2007, ATK was in compliance with the covenants.

Moody’s Investors Service has assigned ATK an issuer rating of Ba3 with a stable outlook. Standard & Poor’s Ratings Services has assigned ATK a BB corporate credit rating with a stable outlook.

ATK has limited payment requirements under the Senior Credit Facility over the next few years. ATK’s other debt service requirements consist principally of interest expense on its long-term debt. As discussed above, additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Shelf Registration. On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time. As of September 30, 2007, ATK has the capacity to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt. ATK did not have any outstanding interest rate swaps as of September 30, 2007 or March 31, 2007.

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks. During the quarter and six months ended September 30, 2007, ATK had no such forward contracts. ATK did have such contracts for copper and zinc during the quarter and six months ended October 1, 2006. The contracts essentially established a fixed price for the underlying commodities and were designated and qualified as effective cash flow hedges of purchases of these commodities. Ineffectiveness was calculated as the amount by which the change in the fair value of the derivatives exceeded the change in the fair value of the anticipated commodity purchases. The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated other comprehensive (loss) income (OCI) in the financial statements. The gains on these contracts were recorded in cost of sales as the commodities were purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarter and six months ended October 1, 2006:

	Quarter Ended October 1, 2006	Six Months Ended October 1, 2006
Beginning of period unrealized gain in accumulated OCI	$15,652	$15,162
Increase in fair value of derivatives	1,476	14,919
Gains reclassified from OCI, offsetting the price paid to suppliers	(13,739)	(26,692)
End of period unrealized gain in accumulated OCI	$3,389	$3,389

The amount of ineffectiveness recognized in earnings for these contracts during the quarter and six months ended October 1, 2006 was insignificant.

Share Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. In February and March 2006, ATK repurchased 1,315,104 shares for $100,000. During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880. During the quarter ended September 30, 2007, ATK repurchased 942,200 shares for $100,068. As of September 30, 2007, there were 157,496 remaining shares authorized to be repurchased.

Other Contractual Obligations

The total liability for uncertain tax positions under FIN 48 at September 30, 2007 was approximately $16,763 (see Note 10). Of this amount, $16,070 is not expected to be paid within twelve months and is therefore classified within other long-term liabilities.

There have been no material changes with respect to the contractual obligations, other than noted above, or off-balance sheet arrangements described in ATK’s Annual Report on Form 10-K for fiscal 2007.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 3.00% as of September 30, 2007 and March 31, 2007. The following is a summary of the amounts recorded for environmental remediation:

	September 30, 2007		March 31, 2007
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(65,531)	$40,894	$(65,603)	$40,587
Unamortized discount	8,970	(4,758)	8,513	(4,490)
Discounted (liability) receivable	$(56,561)	$36,136	$(57,090)	$36,097

As of September 30, 2007, the estimated discounted range of reasonably possible costs of environmental remediation was $56,561 to $91,865.

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

ATK, however, has been impacted by increases in the prices of raw materials used in production. In particular, the prices of commodity metals, such as copper, lead, and zinc, have significantly increased. These price increases generally impact our small caliber ammunition business.

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

With respect to ATK’s firm fixed-price contract to supply the DoD’s small-caliber ammunition needs through April 1, 2010, significant increases in commodities can negatively impact operating results. Depending on market conditions, ATK has historically entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of ATK’s copper purchases under the small-caliber ammunition contract were hedged through September 30, 2006. Since that time, ATK has purchased a majority of the copper for use in this contract at prevailing market prices. Depending on market conditions, ATK will continue to evaluate commodity hedging as a means to reduce the impact of commodity price fluctuations. ATK continues to work within the terms of its contract to mitigate impacts from the increased cost of copper. Depending on the timing and outcome of these actions, the Ammunition Systems Group’s operating results could be adversely impacted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the section titled “Inflation and Commodity Price Risk”.

There have been no material changes in ATK’s market risk during the quarter or six months ended September 30, 2007. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2007, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 2 – July 29	443	$100.47	—
July 30 – August 26	942,448	106.21	942,200
August 27 – September 30	165	105.69	—
Fiscal quarter ended September 30, 2007	943,056	$106.20	—	157,496

(1)          Of the shares purchased, 856 shares purchased represent shares withheld to pay taxes upon vesting of restricted stock, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)          On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. In February and March 2006, ATK repurchased 1,315,104 shares for $100 million. During fiscal 2007, ATK repurchased 2,585,200 shares for $202 million. During the quarter ended September 30, 2007, ATK repurchased 942,200 shares for $100 million. As of September 30, 2007, there were 157,496 remaining shares authorized to be repurchased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          On July 31, 2007, ATK held its annual meeting of stockholders.

(b)          At the annual meeting, the stockholders elected the following persons as directors to serve until the next annual meeting of stockholders: Frances D. Cook, Martin C. Faga, Ronald R. Fogleman, Cynthia L. Lesher, Douglas L. Maine, Roman Martinez IV, Daniel J. Murphy, Mark H. Ronald, Michael T. Smith, and William G. Van Dyke.

(c)          At the annual meeting, the stockholders voted upon the following proposals: (1) election of ten directors, (2) ratification of the appointment of Deloitte & Touche LLP as ATK’s independent registered public accounting firm for the fiscal year ending March 31, 2008, (3) approval of an amendment and restatement of the Alliant Techsystems Inc. 2005 Stock Incentive Plan, and (4) a stockholder proposal (Report on Depleted Uranium Weapons and Components). The voting results are as follows:

Proposal Number 1:  Election of Directors

	For	Withheld
Frances D. Cook	31,249,418	269,789

Martin C. Faga	31,323,034	196,173

Ronald R. Fogleman	31,232,855	286,352

Cynthia L. Lesher	31,248,559	270,648

Douglas L. Maine	31,258,690	260,517

Roman Martinez IV	31,304,265	214,942

Daniel J. Murphy	31,166,446	352,761

Mark H. Ronald	31,327,109	192,098

Michael T. Smith	31,241,084	278,123

William G. Van Dyke	31,317,230	201,977

Proposal Number 2:  Ratification of the appointment of Deloitte & Touche LLP as ATK’s independent registered public accounting firm for the fiscal year ending March 31, 2008

For	Against	Abstain	Broker Non-Votes
31,325,609	136,319	57,277	—

Proposal Number 3:  Approval of an Amendment and Restatement of the Alliant Techsystems Inc. 2005 Stock Incentive Plan

For	Against	Abstain	Broker Non-Votes
26,000,416	2,944,364	157,424	2,417,002

Proposal Number 4:  Stockholder proposal – Report on Depleted Uranium Weapons and Components

For	Against	Abstain	Broker Non-Votes
1,302,925	25,755,837	5,043,442	2,417,002

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.1	Alliant Techsystems Inc. 2005 Stock Incentive Plan (As Amended and Restated Effective July 31, 2007) (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 31, 2007).
10.2

Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated Effective January 1, 2005, as Further Adopted on September 6, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K/A dated September 6, 2007).

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

ALLIANT TECHSYSTEMS INC.

Date: November 2, 2007	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)