Form 10-K/A
period 2007-03-31
ALLIANT TECHSYSTEMS INC
filed 2008-01-07
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Statement

Why we are filing this Amendment to our Form 10-K

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“fiscal 2007 10-K”) to amend our consolidated financial statements and related disclosures for certain reclassifications to the fiscal 2007 and fiscal 2006 financial statements, as previously reported, to correct these periods to conform to the fiscal 2008 Form 10-Q presentation.

During the first quarter of fiscal 2008, we reviewed the classification of certain expenses within our consolidated income statement.  Upon completing that review, management determined we should correct previously reported fiscal 2007 and fiscal 2006 amounts to conform to the fiscal 2008 Form 10-Q presentation.

The amendment of our prior period financial statements to reflect this change in presentation did not change income before interest, income taxes, and minority interest, net income, earnings per share, or stockholders’ equity as previously reported. The amendment does not affect total operating, investing or financing cash flows that we previously reported for those fiscal years. Additional information regarding the effect of the amendment to reflect this change is included in Note 1 of our consolidated financial statements included in this amendment.

Amended Items of Form 10-K

We are amending the following items of our fiscal 2007 10-K:

•	Part II - Item 6 - Selected Financial Data
•	Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II - Item 8 - Financial Statements and Supplementary Data
•	Part II - Item 9A - Controls and Procedures

We are also filing updated certifications by the Chief Executive Officer and Chief Financial Officer, as well as an updated Consent of Independent Registered Public Accounting Firm as exhibits to this 10-K/A.

All information not affected by amendment is unchanged

We have not changed any information included in our fiscal 2007 10-K that is not affected by the amended information. Accordingly, the information included in our fiscal 2007 10-K and included in this amendment that is not affected by these items describes conditions as they existed and were presented in our fiscal 2007 10-K at the time we filed that report with the Securities and Exchange Commission on May 25, 2007. We have not taken into account any other events occurring after the original filing of our fiscal 2007 10-K that might have affected those disclosures, nor have we modified or updated those disclosures, including the exhibits to our fiscal 2007 10-K, to reflect any other subsequent events. Accordingly, you should, in conjunction with reading this amendment to our fiscal 2007 10-K, also read our quarterly reports on Form 10-Q and all other filings we have made with the Securities and Exchange Commission since May 25, 2007.

ITEM 6.                    SELECTED FINANCIAL DATA

	Years Ended March 31
	2007	2006	2005	2004	2003
	(Amounts in thousands except per share data)
Results of Operations
Sales	$3,565,072	$3,216,142	$2,801,129	$2,366,193	$2,172,135
Cost of sales	2,878,711	2,592,842	2,271,040	1,875,656	1,692,742
Gross profit	686,361	623,300	530,089	490,537	479,393
Operating expenses:
Research and development	61,533	51,506	39,117	28,936	26,849
Selling	99,687	85,123	68,811	67,204	64,200
General and administrative	185,413	159,522	137,169	117,334	112,801
Total operating expenses	346,633	296,151	245,097	213,474	203,850
Income before interest, income taxes, minority interest, and cumulative effect of change in accounting principle	339,728	327,149	284,992	277,063	275,543
Interest expense, net(1)	(74,932)	(99,592)	(64,452)	(59,267)	(78,066)
Income before income taxes, minority interest, and cumulative effect of change in accounting principle	264,796	227,557	220,540	217,796	197,477
Income tax provision	80,217	73,271	66,549	55,041	77,020
Income before minority interest and cumulative effect of change in accounting principle	184,579	154,286	153,991	162,755	120,457
Minority interest, net of income taxes	451	404	451	450	—
Income before cumulative effect of change in accounting principle	184,128	153,882	153,540	162,305	120,457
Cumulative effect of change in accounting principle, net of income taxes(2)	—	—	—	—	3,830
Net income	$184,128	$153,882	$153,540	$162,305	$124,287
Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$5.43	$4.19	$4.09	$4.22	$3.15
Cumulative effect of change in accounting principle(2)	—	—	—	—	0.10
Net income	$5.43	$4.19	$4.09	$4.22	$3.25
Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$5.32	$4.11	$4.03	$4.14	$3.06
Cumulative effect of change in accounting principle(2)	—	—	—	—	0.10
Net income	$5.32	$4.11	$4.03	$4.14	$3.16
Financial Position
Net current assets	$525,746	$348,507	$401,674	$377,294	$284,263
Net property, plant, and equipment	454,748	453,958	456,310	465,786	463,736
Total assets	2,874,682	2,901,980	3,015,810	2,800,744	2,468,660
Long-term debt (including current portion)	1,455,000	1,125,596	1,134,045	1,084,294	825,187
Total stockholders’ equity(3)	557,881	628,358	686,359	564,200	477,924
Other Data
Depreciation and amortization of intangible assets	$76,152	$78,334	$78,586	$63,923	$61,066
Capital expenditures	81,086	65,352	62,600	58,754	54,171
Gross margin (gross profit as a percentage of sales)	19.3%	19.4%	18.9%	20.7%	22.1%

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

Fiscal 2007

Sales

The following is a summary of each operating segment’s external sales:

	Years Ended March 31
	2007	2006	$ Change	% Change
Mission Systems Group	$1,210,650	$1,156,400	$54,250	4.7%
Ammunition Systems Group	1,276,228	1,105,373	170,855	15.5%
Launch Systems Group	1,078,194	954,369	123,825	13.0%
Total external sales	$3,565,072	$3,216,142	$348,930	10.8%

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

•       a decrease in Orion Motors of $5,500 due to the timing of production.

Gross Profit

	Years Ended March 31
	2007	As a % of Sales	2006	As a % of Sales	Change
Gross profit	$686,361	19.3%	$623,300	19.4%	$63,061

The increase in gross profit was driven by higher sales along with improved margin rates within the Launch Systems Group due to favorable performance on strategic programs. These items were partially offset by an increase in pension costs and decreased margin rate within the Ammunition Systems Group as a result of lower margins on the TNT program along with higher raw material costs.

Operating Expenses

	Years Ended March 31
	2007	As a % of Sales	2006	As a % of Sales	Change
Research and development	$61,533	1.7%	$51,506	1.6%	$10,027
Selling	99,687	2.8%	85,123	2.6%	14,564
General and administrative	185,413	5.2%	159,522	5.0%	25,891
Total	$346,633	9.7%	$296,151	9.2%	$50,482

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

Net Income

Net income for fiscal 2007 was $184,128, an increase of $30,246 compared to $153,882 in fiscal 2006. The increase was due to an increase of $63,061 in gross profit and decrease in net interest expense of $24,660, offset by increases in operating expenses of $50,482 and income tax provision of $6,946.

Fiscal 2006

Sales

The following is a summary of each operating segment’s external sales:

	Years Ended March 31
	2006	2005	$ Change	% Change
Mission Systems Group	$1,156,400	$1,057,371	$99,029	9.4%
Ammunition Systems Group	1,105,373	888,661	216,712	24.4%
Launch Systems Group	954,369	855,097	99,272	11.6%
Total external sales	$3,216,142	$2,801,129	$415,013	14.8%

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

These increases were partially offset by a $13,000 reduction in Graphite Epoxy Motor production for Delta rockets.

Gross Profit

	Years Ended March 31
	2006	As a % of Sales	2005	As a % of Sales	Change
Gross profit	$623,300	19.4%	$530,089	18.9%	$93,211

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

Operating Expenses

	Years Ended March 31
	2006	As a % of Sales	2005	As a % of Sales	Change
Research and development	$51,506	1.6%	$39,117	1.4%	$12,389
Selling	85,123	2.6%	68,811	2.5%	16,312
General and administrative	159,522	5.0%	137,169	4.9%	22,353
Total	$296,151	9.2%	$245,097	8.7%	$51,054

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

Net Income

Net income for fiscal 2006 was $153,882, an increase of $342 compared to $153,540 in fiscal 2005. The increase was due to an increase of $93,211 in gross profit, offset by an increase in operating expenses of $51,054, along with increases in net interest expense of $35,140 and in the income tax provision of $6,722.

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

(1)Includes interest on variable rate debt calculated based on interest rates at March 31, 2007. Variable rate debt was approximately 19% of ATK’s total debt at March 31, 2007.

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

•As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the

Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’ representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

•ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. (Alcoa) in fiscal 2002. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29,000, ATK and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, and ATK is responsible for any payments in excess of $49,000.

•With respect to the civil ammunition business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extended through December 7, 2006, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extend through November 4, 2007, are capped at approximately $125,000, less payments previously made.

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

Factors that could significantly change the estimates described in this section on environmental liabilities include:

•the adoption, implementation, and interpretation of new laws, regulations, or cleanup standards,

•advances in technologies,

•outcomes of negotiations or litigation with regulatory authorities and other parties,

•additional information about the ultimate remedy selected at new and existing sites,

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

May 22, 2007 (January 3, 2008 as to the last two paragraphs and the last table in Note 1)

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
	2007	2006	2005
	(Amounts in thousands except per share data)
Sales	$3,565,072	$3,216,142	$2,801,129
Cost of sales	2,878,711	2,592,842	2,271,040
Gross profit	686,361	623,300	530,089
Operating expenses:
Research and development	61,533	51,506	39,117
Selling	99,687	85,123	68,811
General and administrative	185,413	159,522	137,169
Total operating expenses	346,633	296,151	245,097
Income before interest, income taxes, and minority interest	339,728	327,149	284,992
Interest expense	(76,144)	(100,837)	(65,382)
Interest income	1,212	1,245	930
Income before income taxes and minority interest	264,796	227,557	220,540
Income tax provision	80,217	73,271	66,549
Income before minority interest	184,579	154,286	153,991
Minority interest, net of income taxes	451	404	451
Net income	$184,128	$153,882	$153,540

Earnings per common share:
Basic	$5.43	$4.19	$4.09
Diluted	$5.32	$4.11	$4.03

Weighted-average number of common shares outstanding:
Basic	33,885	36,730	37,576
Diluted	34,591	37,402	38,145

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31
	2007	2006
	(Amounts in thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,093	$9,090
Net receivables	733,304	738,909
Net inventories	170,602	139,876
Deferred income tax assets	75,333	77,848
Other current assets	33,686	53,728
Total current assets	1,029,018	1,019,451
Net property, plant, and equipment	454,748	453,958
Goodwill	1,163,186	1,163,186
Prepaid and intangible pension assets	27,998	69,216
Deferred charges and other non-current assets	199,732	196,169
Total assets	$2,874,682	$2,901,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts		$63,036
Current portion of long-term debt		29,596
Accounts payable	$153,572	165,955
Contract advances and allowances	80,904	49,667
Accrued compensation	123,696	114,537
Accrued income taxes	11,791	23,710
Other accrued liabilities	133,309	224,443
Total current liabilities	503,272	670,944
Long-term debt	1,455,000	1,096,000
Deferred income tax liabilities	22,278	2,909
Postretirement and postemployment benefits liabilities	163,709	175,314
Accrued pension liability	89,383	239,313
Other long-term liabilities	83,159	89,142
Total liabilities	2,316,801	2,273,622
Commitments and contingencies (Notes 8, 10 and 11)
Common stock—$.01 par value:
Authorized—90,000,000 shares
Issued and outstanding—33,075,268 shares at March 31, 2007 and 35,207,335 shares at March 31, 2006	331	352
Additional paid-in-capital	477,554	472,861
Retained earnings	1,112,649	928,521
Unearned compensation	—	(2,760)
Accumulated other comprehensive loss	(424,075)	(333,136)
Common stock in treasury, at cost—8,479,793 shares held at March 31, 2007 and 6,347,726 shares held at March 31, 2006	(608,578)	(437,480)
Total stockholders’ equity	557,881	628,358
Total liabilities and stockholders’ equity	$2,874,682	$2,901,980

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
	2007	2006	2005
	(Amounts in thousands)
Operating Activities
Net income	$184,128	$153,882	$153,540
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	69,380	69,589	71,138
Amortization of intangible assets	6,772	8,745	7,448
Amortization of deferred financing costs	3,999	3,764	4,700
Loss on extinguishment of debt	—	18,849	—
Deferred income taxes	81,725	9,523	48,932
Loss on disposal of property	9,295	374	3,928
Minority interest, net of income taxes	451	404	451
Share-based plans expense	38,076	21,256	8,065
Excess tax benefits from share-based plans	(3,539)	—	—
Changes in assets and liabilities:
Net receivables	5,605	(113,776)	(80,158)
Net inventories	(30,726)	(17,459)	14,886
Accounts payable	(12,514)	15,938	33,574
Contract advances and allowances	31,237	17,950	(15,961)
Accrued compensation	5,470	15,466	(19,956)
Accrued income taxes	(5,312)	29,491	1,435
Pension and other postretirement benefits	(348,303)	9,109	(40,110)
Other assets and liabilities	8,724	(26,458)	4,143
Cash provided by operating activities	44,468	216,647	196,055
Investing Activities
Capital expenditures	(81,086)	(65,352)	(62,600)
Acquisition of businesses	—	—	(164,198)
Proceeds from the disposition of property, plant, and equipment	603	1,781	948
Cash used for investing activities	(80,483)	(63,571)	(225,850)
Financing Activities
Change in cash overdrafts	(63,036)	56,944	6,092
Payments made on bank debt	(20,250)	(27,000)	(133,447)
Payments made to extinguish debt	(225,346)	(663,957)	—
Proceeds from issuance of long-term debt	575,000	670,000	200,000
Premium to extinguish debt	—	(18,849)	—
Purchase of call options	(50,850)	—	—
Sale of warrants	23,220	—	—
Payments made for debt issue costs	(10,564)	(7,993)	(6,336)
Net purchase of treasury shares	(208,027)	(189,860)	(76,106)
Proceeds from employee stock compensation plans	19,332	23,957	28,058
Excess tax benefits from share-based plans	3,539	—	—
Cash provided by (used for) financing activities	43,018	(156,758)	18,261
Increase (decrease) in cash and cash equivalents	7,003	(3,682)	(11,534)
Cash and cash equivalents at beginning of year	9,090	12,772	24,306
Cash and cash equivalents at end of year	$16,093	$9,090	$12,772
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$9,940	$9,809	$7,078
Noncash financing activity:
Treasury shares purchased included in other accrued liabilities	$—	$6,147	$—

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock $ .01 Par		Additional Paid-In	Retained	Unearned	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Stock	Equity
	(Amounts in thousands except share data)
Balance, April 1, 2004	37,439,972	$374	$468,086	$621,099	$(1,015)	$(263,687)	$(260,657)	$564,200
Comprehensive income:
Net income				153,540				153,540
Other comprehensive income (see Note 1):
Adjustments, net						4,097		4,097
Comprehensive income								157,637
Exercise of stock options	801,130	8	(28,885)	—	—	—	50,623	21,746
Restricted stock grants	28,444	—	(34)	—	(1,754)	—	1,799	11
Amortization of restricted stock	—	—	—	—	1,040	—	—	1,040
Treasury stock purchased	(1,128,100)	(11)	11	—	—	—	(75,003)	(75,003)
Employee benefit plans and other	106,795	1	10,749	—	55	—	5,923	16,728
Balance, March 31, 2005	37,248,241	372	449,927	774,639	(1,674)	(259,590)	(277,315)	686,359
Comprehensive income:
Net income				153,882				153,882
Other comprehensive income (see Note 1):
Adjustments, net						(73,546)		(73,546)
Comprehensive income								80,336
Exercise of stock options	401,699	4	(9,473)	—	—	—	26,154	16,685
Restricted stock grants	36,406	—	244	—	(2,612)	—	2,387	19
Amortization of unearned compensation	—	—	—	—	1,519	—	—	1,519
Treasury stock purchased	(2,596,304)	(26)	26	—	—	—	(195,878)	(195,878)
Conversion of performance shares to an equity-based plan (see Note 12):	—	—	26,088		—	—	—	26,088
Employee benefit plans and other	117,293	2	6,049	—	7	—	7,172	13,230
Balance, March 31, 2006	35,207,335	352	472,861	928,521	(2,760)	(333,136)	(437,480)	628,358
Comprehensive income:
Net income				184,128				184,128
Other comprehensive income (see Note 1):
Adjustments, net						277,911		277,911
Comprehensive income								462,039
Adjustment for adoption of SFAS No. 158, net of income taxes of $239,490 (see Note 8)	—	—	—	—	—	(368,850)	—	(368,850)
Exercise of stock options	394,063	4	(10,159)	—	—	—	27,607	17,452
Restricted stock grants	38,214	—	(2,834)	—	—	—	2,819	(15)
Share-based compensation	—	—	38,076	—	—	—	—	38,076
Treasury stock purchased	(2,585,200)	(26)	26	—	—	—	(201,880)	(201,880)
Purchase of call options and sale of warrants, net (see Note 7)	—	—	(27,630)	—	—	—	—	(27,630)
Employee benefit plans and other	20,856	1	7,214	—	2,760	—	356	10,331
Balance, March 31, 2007	33,075,268	$331	$477,554	$1,112,649	$—	$(424,075)	$(608,578)	$557,881

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

Amendment.  During the first quarter of fiscal 2008, ATK reviewed the classification of certain expenses within its consolidated income statement.  Upon completing that review, management determined it should correct previously reported fiscal 2007 and fiscal 2006 amounts to conform to the fiscal 2008 Form 10-Q presentation.

The amendment of ATK’s prior period financial statements to reflect this change in presentation did not change income before interest, income taxes, and minority interest, net income, earnings per share, or stockholders’ equity as previously reported. The amendment does not affect total operating, investing or financing cash flows previously reported for those fiscal years.  The following tables summarize the effects of the correction on ATK’s consolidated income statements for the years ended March 31, 2007 and March 31, 2006.

	March 31, 2007			March 31, 2006
	As previously reported	Adjustments	As corrected	As previously reported	Adjustments	As corrected
Sales	$3,564,940	$132	$3,565,072	$3,216,807	$(665)	$3,216,142
Cost of sales	2,893,023	(14,312)	2,878,711	2,606,087	(13,245)	2,592,842
Gross profit	671,917	14,444	686,361	610,720	12,580	623,300
Selling	96,738	2,949	99,687	82,038	3,085	85,123
General and administrative	173,918	11,495	185,413	150,027	9,495	159,522
Total operating expenses	332,189	14,444	346,633	283,571	12,580	296,151

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

The following summarizes ATK’s results by segment:

	Year Ended March 31, 2007
	Mission Systems Group	Ammunition Systems Group	Launch Systems Group	Corporate	Total
Sales:
External customers	$1,210,650	$1,276,228	$1,078,194	$—	$3,565,072
Intercompany	108,852	25,605	17,536	(151,993)	—
Total	1,319,502	1,301,833	1,095,730	(151,993)	3,565,072
Capital expenditures	29,688	18,564	16,303	16,531	81,086
Depreciation	19,679	17,870	28,689	3,142	69,380
Amortization of intangible assets	6,772	—	—	—	6,772
Income before interest, income taxes and minority interest	114,566	112,614	147,340	(34,792)	339,728
Total assets	1,042,177	671,040	831,488	329,977	2,874,682

	Year Ended March 31, 2006
	Mission Systems Group	Ammunition Systems Group	Launch Systems Group	Corporate	Total
Sales:
External customers	$1,156,400	$1,105,373	$954,369	$—	$3,216,142
Intercompany	94,077	19,378	8,321	(121,776)	—
Total	1,250,477	1,124,751	962,690	(121,776)	3,216,142
Capital expenditures	27,837	17,192	14,319	6,004	65,352
Depreciation	20,319	14,933	32,309	2,028	69,589
Amortization of intangible assets	8,745	—	—	—	8,745
Income before interest, income taxes and minority interest	97,438	109,283	133,607	(13,179)	327,149
Total assets	1,020,826	681,105	849,029	351,020	2,901,980

	Year Ended March 31, 2005
	Mission Systems Group	Ammunition Systems Group	Launch Systems Group	Corporate	Total
Sales:
External customers	$1,057,371	$888,661	$855,097	$—	$2,801,129
Intercompany	69,886	17,345	4,292	(91,523)	—
Total	1,127,257	906,006	859,389	(91,523)	2,801,129
Capital expenditures	26,914	24,708	8,964	2,014	62,600
Depreciation	24,079	13,300	32,095	1,664	71,138
Amortization of intangible assets	7,448	—	—	—	7,448
Income before interest, income taxes and minority interest	97,202	86,952	122,688	(21,850)	284,992
Total assets	1,013,534	602,197	865,309	534,770	3,015,810

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

15. Quarterly Financial Data (Unaudited)

Quarterly financial data is summarized as follows:

	Fiscal 2007 Quarter Ended
	July 2	October 1	December 31	March 31
Sales	$822,494	$830,374	$903,803	$1,008,401
Gross profit	156,605	161,219	171,129	197,408
Net income	38,873	39,927	51,230	54,098
Earnings per share:
Basic earnings per share	1.10	1.17	1.55	1.64
Diluted earnings per share	1.09	1.15	1.53	1.57

	Fiscal 2006 Quarter Ended
	July 3	October 2	January 1	March 31
Sales	$756,992	$772,092	$770,029	$917,029
Gross profit	134,897	152,628	157,839	177,936
Net income	37,220	40,152	47,099	29,411
Earnings per share:
Basic earnings per share	1.01	1.08	1.28	0.81
Diluted earnings per share	0.99	1.07	1.26	0.79

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

In connection with the amendment described in Note 1 to the consolidated financial statements and the filing of this Form 10-K/A, ATK management, with the participation of the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of ATK’s disclosure controls and procedures. Based upon their re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, ATK’s disclosure controls and procedures were effective.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statement as of and for the year ended March 31, 2007 of the Company and our report dated May 22, 2007 (January 3, 2008 as to the last two paragraphs and the last table in Note 1), expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s changes in its method of accounting for defined pension and postretirement benefit plans and stock-based compensation.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
May 22, 2007

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this Report

3.  Exhibits

Exhibit Number	Description of Exhibit

23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: January 7, 2008	By:	/s/ JOHN L. SHROYER
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer