Form 10-Q
period 2007-12-30
ALLIANT TECHSYSTEMS INC
filed 2008-02-01
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

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

As of January 27, 2008, 32,798,039 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
(In thousands except per share data)	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Sales	$1,054,865	$903,803	$3,042,582	$2,556,671
Cost of sales	842,201	732,674	2,439,359	2,067,718
Gross profit	212,664	171,129	603,223	488,953
Operating expenses:
Research and development	14,360	13,461	44,368	39,012
Selling	31,639	20,609	92,430	69,391
General and administrative	56,109	44,633	149,290	126,827
Total operating expenses	102,108	78,703	286,088	235,230
Income before interest, income taxes, and minority interest	110,556	92,426	317,135	253,723
Interest expense	(18,659)	(19,555)	(64,011)	(54,241)
Interest income	306	199	1,006	743
Income before income taxes and minority interest	92,203	73,070	254,130	200,225
Income tax provision	33,716	21,734	91,800	69,871
Income before minority interest	58,487	51,336	162,330	130,354
Minority interest, net of income taxes	157	106	421	324
Net income	$58,330	$51,230	$161,909	$130,030

Earnings per common share:
Basic	$1.79	$1.55	$4.91	$3.81
Diluted	1.65	1.53	4.60	3.74

Weighted-average number of common shares outstanding:
Basic	32,626	32,953	32,980	34,169
Diluted	35,434	33,556	35,205	34,749

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	December 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$26,663	$16,093
Net receivables	838,872	733,304
Net inventories	226,515	170,602
Deferred income tax assets	61,842	75,333
Other current assets	31,558	33,686
Total current assets	1,185,450	1,029,018
Net property, plant, and equipment	468,332	454,748
Goodwill	1,236,350	1,163,186
Prepaid and intangible pension assets	58,230	27,998
Deferred charges and other non-current assets	191,985	199,732
Total assets	$3,140,347	$2,874,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$32,220
Current portion of long-term debt	480,000
Accounts payable	165,078	$153,572
Contract advances and allowances	79,597	80,904
Accrued compensation	116,326	123,696
Accrued income taxes	27,146	11,791
Other accrued liabilities	168,204	133,309
Total current liabilities	1,068,571	503,272
Long-term debt	999,000	1,455,000
Deferred income tax liabilities	51,072	22,278
Postretirement and postemployment benefits liabilities	155,465	163,709
Accrued pension liability	65,816	89,383
Other long-term liabilities	102,104	83,159
Total liabilities	2,442,028	2,316,801
Contingencies (Note 12)
Common stock - $.01 par value
Authorized — 90,000,000 shares
Issued and outstanding — 32,734,373 shares at December 30, 2007 and 33,075,268 at March 31, 2007	327	331
Additional paid-in-capital	459,463	477,554
Retained earnings	1,255,485	1,112,649
Accumulated other comprehensive loss	(359,556)	(424,075)
Common stock in treasury, at cost - 8,820,688 shares held at December 30, 2007 and 8,479,793 shares held at March 31, 2007	(657,400)	(608,578)
Total stockholders’ equity	698,319	557,881
Total liabilities and stockholders’ equity	$3,140,347	$2,874,682

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
(In thousands)	December 30, 2007	December 31, 2006
Operating activities
Net income	$161,909	$130,030
Adjustments to net income to arrive at cash provided by (used for) operating activities:
Depreciation	52,988	51,347
Amortization of intangible assets	4,420	5,537
Amortization of deferred financing costs	3,145	2,814
Write-off of debt issuance costs associated with convertible notes	5,600	—
Deferred income taxes	4,858	53,184
Loss on disposal of property	2,433	124
Minority interest, net of income taxes	421	324
Share-based plans expense	17,751	27,268
Excess tax benefits from share-based plans	(8,836)	(2,114)
Changes in assets and liabilities:
Net receivables	(67,411)	(63,346)
Net inventories	(53,755)	(37,928)
Accounts payable	4,537	(13,906)
Contract advances and allowances	(1,307)	26,715
Accrued compensation	(33,055)	(14,219)
Accrued income taxes	50,378	13,336
Pension and other postretirement benefits	26,218	(272,657)
Other assets and liabilities	27,021	40,790
Cash provided by (used for) operating activities	197,315	(52,701)
Investing activities
Capital expenditures	(63,959)	(52,990)
Acquisition of business, net of cash acquired	(101,195)	—
Proceeds from the disposition of property, plant, and equipment	292	572
Cash used for investing activities	(164,862)	(52,418)
Financing activities
Change in cash overdrafts	32,220	(61,496)
Net borrowings on line of credit	24,000	125,000
Payments made on bank debt	—	(20,250)
Payments made to extinguish debt	—	(2,596)
Proceeds from issuance of long-term debt	—	300,000
Purchase of call options	—	(50,850)
Sale of warrants	—	23,220
Payments made for debt issue costs	(102)	(7,478)
Net purchase of treasury shares	(100,068)	(208,027)
Proceeds from employee stock compensation plans	13,231	15,067
Excess tax benefits from share-based plans	8,836	2,114
Cash (used for) provided by financing activities	(21,883)	114,704
Increase in cash and cash equivalents	10,570	9,585
Cash and cash equivalents - beginning of period	16,093	9,090
Cash and cash equivalents - end of period	$26,663	$18,675

Supplemental Cash Flow Disclosure:
Noncash investing activity: Capital expenditures included in accounts payable	$6,167	$3,050

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended December 30, 2007

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.              Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (fiscal 2007).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of December 30, 2007, and its results of operations and cash flows for the quarters and nine months ended December 30, 2007 and December 31, 2006.

Subsequent to the issuance of its financial statements for the year ended March 31, 2007, ATK has made certain reclassifications to the fiscal 2007 consolidated financial statements, as previously reported to correct the prior periods to conform to current presentation.  The reclassifications resulted in an increase in sales of $3,502 ($900,301 to $903,803), a decrease in cost of sales of $477 ($733,151 to $732,674), an increase in selling expenses of $727 ($19,882 to $20,609), and an increase in general and administrative expenses of $3,252 ($41,381 to $44,633) to the quarter ended December 31, 2006 presentation.  The reclassifications resulted in an increase in sales of $897 ($2,555,774 to $2,556,671), a decrease in cost of sales of $9,345 ($2,077,063 to $2,067,718), an increase in selling expenses of $2,054 ($67,337 to $69,391), and an increase in general and administrative expenses of $8,188 ($118,639 to $126,827) to the nine months ended December 31, 2006 presentation. These reclassifications did not change income before interest, income taxes, and minority interest, net income, earnings per share, or stockholders’ equity as previously reported.  ATK filed a Form 10-K/A in January 2008 to reflect these reclassifications in its fiscal 2007 and fiscal 2006 financial statements.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.              New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. This statement replaces SFAS No. 141, “Business Combinations.” This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008 (ATK’s fiscal 2010). While ATK has not yet evaluated this statement for the impact that No. SFAS 141(R) will have on its consolidated financial statements, ATK will be required to expense costs related to any acquisitions after March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (ATK’s fiscal 2010). ATK is currently evaluating the effect that adoption of SFAS No. 160 will have on its financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities (EITF 07-03). EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 (ATK’s fiscal 2009). ATK is currently evaluating the effect that adoption of EITF 07-03 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (ATK’s fiscal 2009). ATK is currently evaluating the effect that adoption of this statement will have on its financial statements.

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

3.               Acquisitions, Goodwill, and Other Intangible Assets

In January 2008, ATK announced its intent to acquire the Information Systems and Geospatial Information Services businesses of Canadian-based MacDonald, Dettwiler and Associates (MDA), for $1,325,000 (CAD). ATK expects that this acquisition will establish ATK as a full-spectrum international space company, providing launch services, next-generation satellites, robotics, and the ground systems that will process and deliver mission critical information solutions. It will also provide an entry point for MDA’s technology to the U.S. market and diversify ATK’s portfolio into non-U.S. and commercial space markets. ATK also believes the acquisition will enhance its existing and potential content in space exploration while adding satellite ground station and geospatial imagery content.  While ATK expects the acquisition to close during the first quarter of fiscal 2009, it is subject to approval by the shareholders of MDA and other closing conditions including the expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval under certain Canadian laws and regulations.

On June 8, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195, net of cash acquired. ATK believes that the acquisition strengthens ATK’s satellite components, subsystems and small spacecraft portfolios and further increases ATK’s position as a supplier to the U.S. Government and industry.  ATK also believes the acquisition will enhance ATK’s systems engineering as ATK pursues strategic initiatives in space exploration programs.  Headquartered in Beltsville, Maryland, Swales employs approximately 750 people and is included in ATK Mission Systems. The purchase price allocation for Swales has not yet been completed pending final valuation of certain acquired assets and liabilities.  The final purchase price allocation could be different than the estimate currently recorded.  A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

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

The changes in the carrying amount of goodwill by operating segment during the quarter and nine months ended December 30, 2007 were as follows:

	ATK Ammunition Systems	ATK Launch Systems	ATK Mission Systems	Total
Balance at April 1, 2007	$171,337	$457,399	$534,450	$1,163,186
Acquisition	—	—	73,025	73,025
Balance at July 1, 2007	171,337	457,399	607,475	1,236,211
Adjustments	—	—	98	98
Balance at September 30, 2007	171,337	457,399	607,573	1,236,309
Adjustments	—	—	41	41
Balance at December 30, 2007	$171,337	$457,399	$607,614	$1,236,350

The acquisition in ATK Mission Systems was Swales, as discussed above.  The adjustments within ATK Mission Systems relate to the adjustment of certain assets and liabilities of Swales to their fair value including the recording of intangible assets which resulted in a deduction from goodwill.

Included in deferred charges and other non-current assets as of December 30, 2007 are other intangible assets of $87,973, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite. Also included in deferred charges and other non-current assets as of December 30, 2007 and March 31, 2007 are amortizing intangible assets, as follows:

	December 30, 2007			March 31, 2007
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$22,644	$(19,044)	$3,600	$19,944	$(16,349)	$3,595
Customer relationships and other	27,407	(8,788)	18,619	27,407	(7,063)	20,344
Total	$50,051	$(27,832)	$22,219	$47,351	$(23,412)	$23,939

These assets are being amortized over their estimated useful lives over a weighted average remaining period of approximately 7.1 years. Amortization expense for the quarter and nine months ended December 30, 2007 was $1,555 and $4,420, respectively.  Amortization expense for the quarter and nine months ended December 31, 2006 was $1,319 and $5,537, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2008	$1,631
Fiscal 2009	3,985
Fiscal 2010	3,262
Fiscal 2011	2,278
Fiscal 2012	2,269
Thereafter	8,794
Total	$22,219

During fiscal 2003, ATK acquired the assets of Science and Applied Technology, Inc. (now included in ATK Mission Systems).  The sellers of this acquired business have the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones are attained with respect to one of the contracts acquired. Any additional contingent consideration paid to the sellers will be recorded by ATK as goodwill.

4.              Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 8) during each period presented, which, if exercised or earned, would have a dilutive effect on EPS.  In computing EPS for the quarters and nine months ended December 30, 2007 and December 31, 2006, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Nine Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Weighted-average basic shares outstanding	32,626	32,953	32,980	34,169
Dilutive effect of stock-based awards	510	603	475	580
Dilutive effect of contingently issuable shares	2,298	—	1,750	—
Weighted-average diluted shares outstanding	35,434	33,556	35,205	34,749

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	—	36	—	38

Contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes, 2.75% Convertible Senior Subordinated Notes due 2024, and 2.75% Convertible Senior Subordinated Notes due 2011, as discussed in Note 8, are included in diluted EPS for the quarter and nine months ended December 30, 2007 but are not included in the quarter or nine months ended December 31, 2006 because ATK’s average stock price was below the conversion price during those periods.  The Warrants, as discussed in Note 8, are not included in diluted EPS as ATK’s average stock price during the quarter and nine months ended December 30, 2007 and December 31, 2006 did not exceed $116.75.  The Call Options, also discussed in Note 8, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

5.              Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and nine months ended December 30, 2007 and December 31, 2006 were as follows:

	Quarters Ended		Nine Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Net income	$58,330	$51,230	$161,909	$130,030
Other comprehensive income (OCI):
Pension and other postretirement benefit liabilities, net of income taxes of $(3,601) and $(10,746), respectively	5,492	—	16,456	—
Change in fair value of derivatives, net of income taxes of $(84), $969, $(247), and $5,540, respectively	124	(1,439)	455	(8,225)
Change in fair value of available-for-sale securities, net of income taxes of $(68), $(416), $11, and $(677), respectively	101	618	31	1,005
Total other comprehensive income (loss)	5,717	(821)	16,942	(7,220)
Total comprehensive income	$64,047	$50,409	$178,851	$122,810

The components of accumulated OCI, net of income taxes, are as follows:

	December 30, 2007	March 31, 2007
Derivatives	$(695)	$(1,150)
Pension and other postretirement benefit liabilities	(359,277)	(423,310)
Available-for-sale securities	416	385
Total accumulated other comprehensive loss	$(359,556)	$(424,075)

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks.  During the quarter and nine months ended December 30, 2007, ATK had no such forward contracts.  ATK did have such contracts for copper and zinc during the quarter and nine months ended December 31, 2006.  The contracts essentially established a fixed price for the underlying commodities and were designated and qualified as effective cash flow hedges of purchases of these commodities. Ineffectiveness was calculated as the amount by which the change in the fair value of the derivatives exceeded the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated OCI in the financial statements.  The gains on these contracts were recorded in cost of sales as the commodities were purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarter and nine months ended December 31, 2006:

	Quarter Ended December 31, 2006	Nine Months Ended December 31, 2006
Beginning of period unrealized gain in accumulated OCI	$3,389	$15,162
(Decrease) increase in fair value of derivatives	(249)	14,670
Gains reclassified from OCI, offsetting the price paid to suppliers	(2,445)	(29,137)
End of period unrealized gain in accumulated OCI	$695	$695

The amount of ineffectiveness recognized in earnings for these contracts during the quarter and nine months ended December 31, 2006 was insignificant.

6.              Inventories

Inventories consist of the following:

	December 30, 2007	March 31, 2007
Raw materials	$89,004	$51,239
Work in process	39,868	47,520
Finished goods	36,400	35,373
Contracts in progress	61,243	36,470
Net inventories	$226,515	$170,602

7.              Other Liabilities

Other current and long-term accrued liabilities consisted of the following:

	December 30, 2007	March 31, 2007
Employee benefits and insurance, including pension and other postretirement benefits	$60,969	$55,879
Warranty	13,178	14,870
Interest	14,400	2,121
Environmental remediation	11,319	11,668
Other	68,338	48,771
Total other accrued liabilities — current	$168,204	$133,309

Environmental remediation	$45,306	$45,422
Management nonqualified deferred compensation plan	30,162	28,155
Long-term portion of accrued income taxes	16,936	—
Minority interest in joint venture	8,456	8,035
Other	1,244	1,547
Total other long-term liabilities	$102,104	$83,159

ATK provides product warranties in conjunction with sales of certain products. These warranties entail repair or replacement of non-conforming items. Provisions for warranty costs are generally recorded when the product is shipped and are based on historical information and current trends. A significant portion of the product warranties relate to the commercial rocket motors (within ATK Launch Systems). The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter and nine months ended December 30, 2007:

Balance at April 1, 2007	$14,870
Warranties issued	1,038
Changes related to preexisting warranties	(1,064)
Balance at July 1, 2007	14,844
Warranties issued	317
Changes related to preexisting warranties	(1,452)
Balance at September 30, 2007	13,709
Warranties issued	876
Payments made	(351)
Changes related to preexisting warranties	(1,056)
Balance at December 30, 2007	$13,178

8.              Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	December 30, 2007	March 31, 2007
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	24,000	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total debt	1,479,000	1,455,000
Less current portion	480,000	—
Long-term debt	$999,000	$1,455,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the years ending March 31, 2008 and 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 5.86% at December 30, 2007. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at December 30, 2007. As of December 30, 2007, ATK had $24,000 outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $97,637, which reduced amounts available on the revolving facility to $378,363. During the quarter and nine months ended December 30, 2007, ATK’s weighted average interest rate on short-term borrowings was 6.28% and 6.59%, respectively. Debt issuance costs of approximately $3,000 are being amortized over the term of the Senior Credit Facility.

During March 2006, ATK terminated a $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In September 2006, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and nine months ended December 30, 2007 by 477,162 and 266,255 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods. There was no impact on the diluted shares outstanding during the quarter or nine months ended December 31, 2006 because ATK’s average stock price was below the conversion price during those periods.  Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at December 30, 2007 and March 31, 2007.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied on September 17, 2007. Accordingly, the 3.00% Convertible Notes are now convertible at any time at the option of the holder from December 31, 2007 through March 31, 2008, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $200,000 has been reclassified to current liabilities on the consolidated balance sheet. In addition, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $3,200 were written off during the nine months ended December 30, 2007. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and nine months ended December 30, 2007 by 753,608 and 613,003 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods.  There was no impact on the diluted shares outstanding during the quarter or nine months ended December 31, 2006 because ATK’s average stock price was below the conversion price during those periods.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at December 30, 2007 and March 31, 2007.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions.  The stock price condition was satisfied on September 17, 2007. Accordingly, the 2.75% Convertible Notes due 2024 are now convertible at any time at the option of the holder from December 31, 2007 through March 31, 2008, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $280,000 has been reclassified to current liabilities on the consolidated balance sheet. In addition, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $2,400 were written off during the nine months ended December 30, 2007.  In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and nine months ended December 30, 2007 by 1,067,679 and 870,833 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods.  There was no impact on the diluted shares outstanding during the quarter or nine months ended December 31, 2006 because ATK’s average stock price was below the conversion price during those periods.

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

Long-term debt maturities are as follows:

Remainder of fiscal 2008	$480,000
Fiscal 2009	—
Fiscal 2010	13,750
Fiscal 2011	13,750
Fiscal 2012	571,500
Thereafter	400,000
Total payments	$1,479,000

Although the 2.75% Convertible Notes due 2024 and the 3.00% Convertible Notes do not contractually mature until 2024, these amounts are categorized as current in the consolidated balance sheet and within the “Remainder of fiscal 2008” category above as they are now convertible at the option of the holders, as discussed above.

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 68% as of December 30, 2007 and 72% as of March 31, 2007.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of December 30, 2007, ATK was in compliance with the covenants.

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

Net cash paid for interest totaled $42,024 in the nine months ended December 30, 2007 and $38,363 in the nine months ended December 31, 2006.

Shelf Registration.  On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time.  As of December 30, 2007, ATK has the capacity to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of December 30, 2007 or March 31, 2007.

9.     Employee Benefit Plans

	Pension Benefits
Components of Net Periodic Benefit Cost	Quarters Ended		Nine Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Service cost	$15,229	$13,416	$45,687	$41,512
Interest cost	32,488	29,645	97,465	91,729
Expected return on plan assets	(45,536)	(36,773)	(136,609)	(113,785)
Amortization of unrecognized net loss	10,512	11,255	31,535	34,827
Amortization of unrecognized prior service cost	(145)	(204)	(434)	(632)
Net periodic benefit cost	$12,548	$17,339	$37,644	$53,651

	Postretirement Benefits
Components of Net Periodic Benefit Cost	Quarters Ended		Nine Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Service cost	$107	$124	$383	$372
Interest cost	3,023	3,174	9,136	9,522
Expected return on plan assets	(1,015)	(963)	(3,031)	(2,889)
Amortization of unrecognized net loss	929	1,302	2,808	3,906
Amortization of unrecognized prior service cost	(2,204)	(2,257)	(6,707)	(6,771)
Net periodic benefit cost before curtailment gain	840	1,380	2,589	4,140
Curtailment gain	(778)	—	(778)	—
Net periodic benefit cost	$62	$1,380	$1,811	$4,140

During the quarter ended December 30, 2007, ATK recorded a curtailment gain of $778 to recognize the impact on postretirement benefit (PRB) plans associated with the elimination of future subsidized medical benefits under a negotiated union contract.

Effective April 1, 2007, ATK adopted the measurement provisions of SFAS No. 158 and remeasured the plan assets and benefit obligations.  Other than a change in the discount rate from 5.9% to 6.1%, the assumptions used to remeasure the assets and liabilities remain unchanged from fiscal 2007.  The funded status of the pension and other postretirement benefit plans was ($155,709) and ($221,109) as of December 30, 2007 and March 31, 2007, respectively.  The after-tax cumulative effect changes of this adoption included a decrease of approximately $9,000 in retained earnings, a decrease of approximately $47,600 in accumulated other comprehensive loss, an increase of approximately $30,700 in total assets, and a decrease of approximately $7,900 in total liabilities.

Employer Contributions.  During the nine months ended December 30, 2007, ATK contributed $2,038 directly to retirees and $12,170 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of approximately $2,000 directly to retirees and approximately $4,500 to its other PRB plans during the remainder of fiscal 2008.  ATK does not anticipate making any contributions to its qualified pension plans during the remainder of fiscal 2008.

10.  Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the nine months ended December 30, 2007 and December 31, 2006 represent effective tax rates of 36.1% and 34.9%, respectively.  The increase in the rate for the nine months ended December 30, 2007 from the prior year period is primarily due to a reduction of federal research and development (R&D) credit, an increase in the state effective tax rate, and the elimination of the extraterritorial income (ETI) exclusion.  These increases were partially offset by an increase in the domestic manufacturing deduction (DMD) and a benefit from the adjustment of the provision amounts to the returns as filed.

ATK adopted FIN 48 as of April 1, 2007.  The cumulative effects of applying this interpretation have been recorded as a decrease of $7,676 to retained earnings, an increase of $2,693 to net deferred income tax assets and an increase of $10,369 to accrued income taxes.

In conjunction with the adoption of FIN 48, ATK classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. ATK also began reporting income tax-related interest income within the income tax provision. In prior periods, such interest income was reported in other income. Penalties and tax-related interest expense are reported as a component of the income tax provision. As of December 30, 2007 and April 1, 2007, $1,336 and $671 of income tax-related interest and $545 and $551 of penalties were included in accrued income taxes, respectively.

ATK or one of its subsidiaries files income tax returns in the United States (U.S.) federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2001.  The Internal Revenue Service has completed the audits of ATK through fiscal 2006.

As of December 30, 2007 and April 1, 2007, the total amount of unrecognized tax benefits was $18,261 and $16,243, respectively, of which $14,496 and $12,763, respectively, would affect the effective tax rate, if recognized.  In the next 12 months it is reasonably possible that the gross liability for unrecognized tax benefits will decrease by $1,325 as a result of the lapsing of the statute of limitation, completion of examinations, or amendment of income tax returns.

11.  Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of December 30, 2007, ATK has authorized up to 1,532,360 common shares under the 2005 Stock Incentive Plan, of which 615,888 common shares are yet available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarter and nine months ended December 30, 2007 was $5,982 and $17,751, respectively.  Total pre-tax stock-based compensation expense recognized during the quarter and nine months ended December 31, 2006 was $8,958 and $27,268, respectively.  The total income tax benefit recognized in the income statement for share-based compensation during the quarter and nine months ended December 30, 2007 was $2,384 and $7,072, respectively.  The total income tax benefit recognized in the income statement for share-based compensation during the quarter and nine months ended December 31, 2006 was $3,439 and $10,355, respectively.

There are three types of awards outstanding under ATK’s stock incentive plans: performance awards, restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance awards, grant of restricted stock, or exercise of stock options.  As of December 30, 2007, there were up to 555,366 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares, up to 169,471 shares will become payable only upon attainment of a specified performance goal related to achievement of supply chain management savings at any point through the end of fiscal 2012; up to 179,695 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2007 through fiscal 2009 period; and up to 206,200 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2008 through fiscal 2010 period.  In May 2007, 637,810 shares were issued based upon achievement of certain financial performance goals achieved through fiscal 2007.

Restricted stock issued to non-employee directors and certain key employees totaled 26,413 shares during the nine months ended December 30, 2007. Restricted shares vest over periods ranging from one to five years from the date of award.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; grants issued prior to that generally had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  No options were granted during the nine months ended December 30, 2007.  The weighted average fair value of options granted during the nine months ended December 31, 2006 was $28.58.  The following weighted average assumptions were used for grants:

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

On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK’s LUU series illuminating flares.  ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products.  Further details regarding the investigation were not provided to ATK.  On or about March 13, 2007, ATK received notice, for the first time, that the source and basis of the Government's investigation was a qui tam complaint filed in federal court in Utah on or about April 10, 2006 by a former employee.  Thereafter, ATK was informed by the DOJ that it intended to intervene in the qui tam action and filed an amended complaint on November 2, 2007.  On December 13, 2007, ATK filed a motion to dismiss the complaint.  The court has not yet ruled on this motion.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.75% and 3.00% as of December 30, 2007 and March 31, 2007, respectively. The following is a summary of the amounts recorded for environmental remediation:

	December 30, 2007		March 31, 2007
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(65,625)	$40,978	$(65,603)	$40,587
Unamortized discount	9,000	(4,941)	8,513	(4,490)
Discounted (liability) receivable	$(56,625)	$36,037	$(57,090)	$36,097

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $56,625 discounted liability as of December 30, 2007, $11,319 was recorded within other current liabilities and $45,306 was recorded within other long-term liabilities. Of the $36,037 discounted receivable, ATK recorded $5,617 within other current assets and $30,420 within other non-current assets. As of December 30, 2007, the estimated discounted range of reasonably possible costs of environmental remediation was $56,625 to $92,015.

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

•      With respect to the civil ammunition business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extended through December 7, 2006, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extended through November 4, 2007, are capped at approximately $125,000, less payments previously made.

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

13.  Stock Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100,000.  During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880.  During the nine months ended December 30, 2007, ATK repurchased 942,200 shares for $100,068.  As of December 30, 2007, there were 157,496 remaining shares authorized to be repurchased.

14.  Operating Segment Information

ATK has three segments:  ATK Ammunition Systems, ATK Launch Systems, and ATK Mission Systems.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer.

•      ATK Ammunition Systems, which generated 35% of ATK’s external sales in the nine months ended December 30, 2007, produces military ammunition and gun systems; civil ammunition and accessories; and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•      ATK Launch Systems, which generated 31% of ATK’s external sales in the nine months ended December 30, 2007, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors.  Other products include ordnance which includes decoy and illuminating flares.

•      ATK Mission Systems, which generated 34% of ATK’s external sales in the nine months ended December 30, 2007, operates in four areas:  Weapon Systems, Aerospace Systems, Space Systems, and Technical Services.

The military small-caliber ammunition contract, which is reported within ATK Ammunition Systems, contributed approximately 12% and 14% of total external sales during the nine months ended December 30, 2007 and December 31, 2006, respectively.  ATK’s contract with NASA for Reusable Solid Rocket Motors (RSRM) for the Space Shuttle, which is reported within ATK Launch Systems, represented approximately 9% and 11% of total external sales during the nine months ended December 30, 2007 and December 31, 2006, respectively.

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Nine Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Sales to external customers:
ATK Ammunition Systems	$381,313	$330,549	$1,071,512	$900,136
ATK Launch Systems	307,758	273,779	931,074	800,637
ATK Mission Systems	365,794	299,475	1,039,996	855,898
Total external sales	1,054,865	903,803	3,042,582	2,556,671
Intercompany sales:
ATK Ammunition Systems	4,364	5,263	11,549	15,044
ATK Launch Systems	944	3,859	5,221	12,644
ATK Mission Systems	35,547	30,170	106,230	75,145
Eliminations	(40,855)	(39,292)	(123,000)	(102,833)
Total intercompany sales	—	—	—	—
Total sales	$1,054,865	$903,803	$3,042,582	$2,556,671

Income before interest, income taxes, and minority interest:
ATK Ammunition Systems	$37,261	$32,536	$98,320	$78,550
ATK Launch Systems	43,317	34,611	131,469	107,684
ATK Mission Systems	36,666	30,054	105,171	83,545
Corporate	(6,688)	(4,775)	(17,825)	(16,056)
Total income before interest, income taxes, and minority interest	$110,556	$92,426	$317,135	$253,723

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

ATK has three segments:  ATK Ammunition Systems, ATK Launch Systems, and ATK Mission Systems.

•                  ATK Ammunition Systems, which generated 35% of ATK’s external sales in the nine months ended December 30, 2007, produces military ammunition and gun systems; civil ammunition and accessories; and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  ATK Launch Systems, which generated 31% of ATK’s external sales in the nine months ended December 30, 2007, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors.  Other products include ordnance which includes decoy and illuminating flares.

•                  ATK Mission Systems, which generated 34% of ATK’s external sales in the nine months ended December 30, 2007, operates in four areas:  Weapon Systems, Aerospace Systems, Space Systems, and Technical Services.

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

ATK management believes that the key to ATK’s continued success is to focus on performance, simplicity, and affordability, and that ATK’s future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures on procurement and research and development accounts mount. ATK will concentrate on developing the systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks. ATK’s transformational weapons such as its Precision Guided Mortar Munition, Advanced Anti-Radiation Guided Missile, and the Precision Guidance Kit are aimed squarely at this growing market. At the same time, ATK believes it is on the leading edge of technologies essential to “generation after next” weapons and platforms - advanced sensor/seeker integration, directed energy, high-speed, long-range projectiles, thermal-resistant materials, reactive materials, and scramjet engines are examples.

In January 2008, ATK announced its intent to acquire the Information Systems and Geospatial Information Services businesses of Canadian-based MacDonald, Dettwiler and Associates (MDA), for $1,325,000 (CAD). ATK expects that this acquisition will establish ATK as a full-spectrum international space company, providing launch services, next-generation satellites, robotics, and the ground systems that will process and deliver mission critical information solutions. It will also provide an entry point for MDA's technology to the U.S. market and diversify ATK's portfolio into non-U.S. and commercial space markets. ATK also believes the acquisition will enhance its existing and potential content in space exploration while adding satellite ground station and geospatial imagery content.  While ATK expects the acquisition to close during the first quarter of fiscal 2009, it is subject to approval by the shareholders of MDA and other closing conditions including the expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval under certain Canadian laws and regulations.  ATK has arranged fully committed bank financing to support the proposed acquisition.  However, ATK retains the ability to modify its financing approach to include some combination of bank financing with financing from the public markets, which could include corporate bonds and/or the issuance of equity.

ATK is incurring significant transaction costs related to this acquisition and in the event that the approvals discussed above are not obtained or other closing conditions are not met, ATK would have to recognize such costs in its consolidated income statement during the period in which that determination is made.

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

Results of Operations

Acquisitions

As discussed above, in January 2008, ATK announced its intent to acquire the Information Systems and Geospatial Information Services businesses of MDA, for $1,325,000 (CAD). ATK expects the acquisition to close during the first quarter of fiscal 2009.

On June 8, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195, net of cash acquired. ATK believes that the acquisition strengthens ATK’s satellite components, subsystems and small spacecraft portfolios and further increases ATK’s position as a supplier to the U.S. Government and industry.  ATK also believes the acquisition will enhance ATK's systems engineering as ATK pursues strategic initiatives in space exploration programs.  Headquartered in Beltsville, Maryland, Swales employs approximately 750 people and is included in ATK Mission Systems.

ATK used the purchase method of accounting to account for the Swales acquisition and, accordingly, the results of Swales are included in ATK’s consolidated financial statements since the date of acquisition.

Sales

The military small-caliber ammunition contract, which is reported within ATK Ammunition Systems, contributed approximately 12% and 14% of total external sales during the nine months ended December 30, 2007 and December 31, 2006, respectively.  The RSRM program, which is reported within ATK Launch Systems, represented approximately 9% and 11% of total external sales during the nine months ended December 30, 2007 and December 31, 2006, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended				Nine Months Ended
	December 30, 2007	December 31, 2006	$ Change	% Change	December 30, 2007	December 31, 2006	$ Change	% Change

ATK Ammunition Systems	$381,313	$330,549	$50,764	15.4%	$1,071,512	$900,136	$171,376	19.0%
ATK Launch Systems	307,758	273,779	33,979	12.4%	931,074	800,637	130,437	16.3%
ATK Mission Systems	365,794	299,475	66,319	22.1%	1,039,996	855,898	184,098	21.5%
Total external sales	$1,054,865	$903,803	$151,062	16.7%	$3,042,582	$2,556,671	$485,911	19.0%

Quarter.

The increase in sales was due to organic growth in all of ATK’s segments as well as the acquisition of Swales, as discussed above, which is reported within ATK Mission Systems.

ATK Ammunition Systems.  The increase in sales was driven by:

•                  an increase of $27,800 in civil ammunition due to an increase in volume of domestic, law enforcement, OEM sales, and international sales, along with price increases, and

•                  an increase of $24,500 in medium-caliber guns and ammunition due to various new programs.

ATK Launch Systems.  The increase in sales was due to:

•      an increase of $33,300 on the new contract for NASA’s ARES I launch vehicle,

•      an increase of $8,300 on the new contract for NASA’s Orion Crew Exploration Vehicle (CEV) launch abort system, and

•      a $6,500 increase due to the resolution of a prior year overhead rate matter.

These increases were partially offset by a decrease of $11,000 due to the timing of U.S. Air Force sales.

ATK Mission Systems.  The increase in sales was driven by:

•      an increase of $37,900 due to the acquisition of Swales during the first quarter of fiscal 2008,

•      an increase of $16,700 in defense electronics due to increased demand and new program awards,

•      a $11,200 increase due to the new contract for the Attitude Control Motor for the CEV launch abort system,

•      a $8,500 increase in apertures and radomes due to increased volume, and

•      a new composite structures program which added $7,200.

These increases were partially offset by a decrease of $9,600 on lower international aircraft integration sales.

Nine Months.

ATK Ammunition Systems.  The increase in sales was driven by:

•                  an increase of $69,000 in civil ammunition due to an increase in volume of domestic, law enforcement, OEM, and international sales, along with price increases,

•                  an increase of $51,400 in medium-caliber guns and ammunition due to various new programs, and

•                  a $48,300 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements.

ATK Launch Systems.  The increase in sales was due to:

•      an increase of $105,800 on ARES I,

•      an increase of $34,400 on the new launch abort system for the Orion CEV,

•      a $8,400 increase due to higher demand for Castor® rocket motor systems and favorable contract performance, and

•      a $6,500 increase due to the resolution of a prior year overhead rate matter.

These increases were partially offset by a decrease of $12,700 on the Space Shuttle program due to synergies with the ARES I program and $11,000 due to the timing of U.S. Air Force sales.

ATK Mission Systems.  The increase in sales was driven by:

•      an increase of $85,700 due to the acquisition of Swales during the period,

•      an increase of $29,000 for higher volume of solar array and deployable satellite components,

•      an increase of $22,700 in missile defense, primarily due to increased volume on the Standard Missile 3 program,

•      a $21,000 increase in apertures and radomes due to increased volume,

•      an increase of $18,000 for defense electronics due to increased demand and new programs,

•      a $16,000 increase in force protection, specifically due to the Spider Advanced Munition program,

•      an increase of $14,800 in aircraft integration due to increased demand and new program awards,

•      an increase in composites due to a new program which added $13,000 and a $8,000 increase for bus structures due to higher demand,

•      a $12,100 increase due to the new contract for the Attitude Control Motor for the CEV launch abort system, and

•      an increase of $5,800 in international advanced weapon sales due to increased production on the Shielder anti-tank barrier system.

These increases were partially offset by:

•      a $21,500 decrease in missile systems, specifically the Advanced Anti-radiation Guided Missile (AARGM) due to timing of the phase of the program and Precision Guided Mortar Munition programs,

•      a $15,800 decline in technical services due to decreased orders,

•      a decrease of $13,900 in fuzes due to lower volume on the Multi-option Fuze for Artillery program and production delays on other fuze programs, and

•      a $6,600 decrease due to the absence of a small composites business that was sold at the end of fiscal 2007.

Gross Profit

	Quarters Ended					Nine Months Ended
	December 30, 2007	As a % of Sales	December 31, 2006	As a % of Sales	Change	December 30, 2007	As a % of Sales	December 31, 2006	As a % of Sales	Change

Gross profit	$212,664	20.2%	$171,129	18.9%	$41,535	$603,223	19.8%	$488,953	19.1%	$114,270

Quarter and Nine Months.  The increase in gross profit was driven by higher sales and the successful resolution of a prior year overhead rate issue within ATK Launch Systems, along with a reduction in pension expenses and increased operating efficiencies across all segments.

Operating Expenses

	Quarters Ended					Nine Months Ended
	December 30, 2007	As a % of Sales	December 31, 2006	As a % of Sales	Change	December 30, 2007	As a % of Sales	December 31, 2006	As a % of Sales	Change

Research and development	$14,360	1.4%	$13,461	1.5%	$899	$44,368	1.5%	$39,012	1.5%	$5,356
Selling	31,639	3.0%	20,609	2.3%	11,030	92,430	3.0%	69,391	2.7%	23,039
General and administrative	56,109	5.3%	44,633	4.9%	11,476	149,290	4.9%	126,827	5.0%	22,463
Total	$102,108	9.7%	$78,703	8.7%	$23,405	$286,088	9.4%	$235,230	9.2%	$50,858

Quarter.

Operating expenses increased primarily due to the acquisition of Swales along with higher selling expenses consistent with higher sales and increased program proposal efforts within ATK Mission Systems.  General and administrative expenses also increased as a result of increased spending to support increasing sales.

Nine Months.

Operating expenses increased primarily due to the acquisition of Swales along with higher selling expenses consistent with higher sales and increased program proposal efforts primarily within ATK Mission Systems.  General and administrative expenses were up as a result of increased spending to support increasing sales.  Research and development expenses were up due to increased spending on major launch vehicle programs within ATK Launch Systems.

Income Before Interest, Income Taxes, and Minority Interest

	Quarters Ended			Nine Months Ended
	December 30, 2007	December 31, 2006	Change	December 30, 2007	December 31, 2006	Change

ATK Ammunition Systems	$37,261	$32,536	$4,725	$98,320	$78,550	$19,770
ATK Launch Systems	43,317	34,611	8,706	131,469	107,684	23,785
ATK Mission Systems	36,666	30,054	6,612	105,171	83,545	21,626
Corporate	(6,688)	(4,775)	(1,913)	(17,825)	(16,056)	(1,769)
Total	$110,556	$92,426	$18,130	$317,135	$253,723	$63,412

The increase in income before interest, income taxes, and minority interest was due to higher sales, a reduction in pension expense in all operating segments, as well as program-related changes within the operating segments as described below.

Quarter.

ATK Ammunition Systems.  The increase relates to higher sales partially offset by a higher mix of medium caliber ammunition programs which have lower margins and increases in the cost of materials.

ATK Launch Systems.  The increase was mainly due to higher sales on ARES I and the launch abort system and the resolution of a prior year overhead rate matter, as discussed above.

ATK Mission Systems.  The increase relates primarily to higher sales and favorable contract performance on the AAR-47 missile warning system, partially offset by increased program proposal efforts.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the elimination of intercompany profits, and stock option expense.

Nine Months.

ATK Ammunition Systems.  The increase relates to higher sales in all areas along with margin improvement in the TNT program which incurred start up costs in the same period of the prior year, partially offset by an increase in the cost of materials.

ATK Launch Systems.  The increase was mainly due to higher sales on ARES I and the launch abort system and the resolution of a prior year overhead rate matter, as discussed above, partially offset by increased spending on strategic pursuits.

ATK Mission Systems.  The increase relates to higher sales and favorable contract performance on the AAR-47 missile warning system, partially offset by lower margins in missile systems and increased program proposal efforts.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the elimination of intercompany profits, and stock option expense.

Interest Expense

Quarter.

Net interest expense for the quarter ended December 30, 2007 was $18,353, a decrease of $1,003 compared to $19,356 in the comparable quarter of fiscal 2007 primarily due to a decrease in the average borrowing rate due to the refinancing of the Senior Credit Facility in March 2007, as discussed below within “Liquidity and Capital Resources” under the heading “Debt”.

Nine Months.

Net interest expense for the nine months ended December 30, 2007 was $63,005, an increase of $9,507 compared to $53,498 in the comparable period of fiscal 2007 primarily due to the accelerated noncash write-off of $5,600 of debt issuance costs during the second quarter of fiscal 2008 discussed above, as well as an increase in the average outstanding debt balance, as discussed below within “Liquidity and Capital Resources” under the heading “Debt”.

Income Tax Provision

	Quarters Ended					Nine Months Ended
	December 30,	Effective	December 31,	Effective		December 30,	Effective	December 31,	Effective
	2007	Rate	2006	Rate	Change	2007	Rate	2006	Rate	Change
Income tax provision	$33,716	36.6%	$21,734	29.7%	$11,982	$91,800	36.1%	$69,871	34.9%	$21,929

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the nine months ended December 30, 2007 and December 31, 2006 represent effective tax rates of 36.1% and 34.9%, respectively.  The increase in the rate for the nine months ended December 30, 2007 from the prior year period is primarily due to a reduction of federal research and development (R&D) credit, an increase in state effective tax rate, and the elimination of the extraterritorial income (ETI) exclusion.  These increases were partially offset by an increase in the domestic manufacturing deduction (DMD) and a benefit from the adjustment of the provision amounts to the returns as filed.

Minority Interest

The minority interest in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

Net Income

Quarter.

Net income for the quarter ended December 30, 2007 was $58,330, an increase of $7,100 compared to $51,230 in the comparable quarter of fiscal 2007. This increase was due to an increase of $41,535 in gross profit and decrease of $1,003 in net interest expense, partially offset by increases in operating expenses of $23,405 and income tax expense of $11,982.

Nine Months.

Net income for the nine months ended December 30, 2007 was $161,909, an increase of $31,879 compared to $130,030 in the comparable period of fiscal 2007. This increase was due to an increase of $114,270 in gross profit, partially offset by increases in operating expenses of $50,858, income tax expense of $21,929 and net interest expense of $9,507.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended
	December 30,	December 31,
	2007	2006	Change
Cash flows provided by (used for) operating activities	$197,315	$(52,701)	$250,016
Cash flows used for investing activities	(164,862)	(52,418)	(112,444)
Cash flows (used for) provided by financing activities	(21,883)	114,704	(136,587)
Net cash flows	$10,570	$9,585	$985

Cash provided by operating activities for the nine months ended December 30, 2007 totaled $197,315, compared to $52,701 used in the comparable period of the prior year.  The increase was primarily due to a decrease in pension contributions of $310,633 and an increase in net income of $31,879 over the prior year period.

These increases were partially offset by a $29,471 increase in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) due to liquidation of contract advances received in the same period of the prior fiscal year, increasing inventory to meet demands of increasing sales, offset by higher accounts payable in connection with higher sales and timing of payment to vendors.  Cash used for compensation also increased due to cash payments during the nine months ended December 30, 2007 of withholding taxes equal to the value of shares withheld from employees primarily in connection with a payout of stock-based compensation for the fiscal 2005-2007 performance period.

Cash used for investing activities totaled $164,862, an increase of $112,444 compared to $52,418 used in the comparable period of the prior year primarily as a result of the acquisition of Swales Aerospace for $101,195 during the nine months ended December 30, 2007, as discussed above.

Cash used for financing activities totaled $21,883, compared to $114,704 provided in the comparable period of the prior year.  The additional use of cash was driven by:

•      the absence of debt issuance while the prior year period included an issuance of $300,000 of 2.75% Convertible Senior Subordinated Notes due 2011, purchase of call options for $50,850, which were offset by the sale of warrants for $23,220 and debt issuance costs of $7,478, as discussed below, and

•      a $101,000 reduction in the current period borrowings on the line of credit due to increase in cash provided by operations.

These items were partially offset by:

•      a $107,959 decrease in cash paid for the repurchase of treasury shares,

•      a $22,846 decrease in payments on debt due primarily to the refinancing during March 2007 which requires no payments until March 2010, and

•      an increase in cash overdrafts of $32,220 compared to a decrease in the prior period of $61,496 due to the timing of payments.

ATK typically generates cash flows from operating activities in excess of its commitments. ATK has several opportunities for capital deployment, which may include debt repayments, stock repurchases, pension funding, funding acquisitions, and other alternatives.

As discussed above, ATK announced its intent to acquire the Information Systems and Geospatial Information Services businesses of MDA during the first quarter of fiscal 2009.  ATK has arranged fully committed bank financing to support the proposed acquisition.  However, ATK retains the ability to modify its financing approach to include some combination of bank financing with financing from the public markets, which could include corporate bonds and/or the issuance of equity.

Postretirement Benefit Plans Contributions

During the nine months ended December 30, 2007, ATK contributed $2,038 directly to retirees and $12,170 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of approximately $2,000 directly to retirees and approximately $4,500 to its other PRB plans during the remainder of fiscal 2008.  ATK does not anticipate making any contributions to its qualified pension plans during the remainder of fiscal 2008.

Debt

Long-term debt, including the current portion, consisted of the following:

	December 30, 2007	March 31, 2007
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	24,000	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total debt	1,479,000	1,455,000
Less current portion	480,000	—
Long-term debt	$999,000	$1,455,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012.  The Term A Loan is subject to quarterly principal payments of $0 in the years ending March 31, 2008 and 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 5.86% at December 30, 2007. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at December 30, 2007. As of December 30, 2007, ATK had $24,000 outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $97,637, which reduced amounts available on the revolving facility to $378,363. During the quarter and nine months ended December 30, 2007, ATK’s weighted average interest rate on short-term borrowings was 6.28% and 6.59%, respectively. Debt issuance costs of approximately $3,000 are being amortized over the term of the Senior Credit Facility.

During March 2006, ATK terminated a $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In September 2006, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and nine months ended December 30, 2007 by 477,162 and 266,255 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods.  There was no impact on the diluted shares outstanding during the quarter or nine months ended December 31, 2006 because ATK’s average stock price was below the conversion price during those periods.  Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years.  Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at December 30, 2007 and March 31, 2007.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied on September 17, 2007. Accordingly, the 3.00% Convertible Notes are now convertible at any time at the option of the holder,from December 31, 2007 through March 31, 2008 and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $200,000 has been reclassified to current liabilities on the consolidated balance sheet. In addition, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $3,200 were written off during the nine months ended December 30, 2007.  In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and nine months ended December 30, 2007 by 753,608 and 613,003 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods.  There was no impact on the diluted shares outstanding during the quarter or nine months ended December 31, 2006 because ATK’s average stock price was below the conversion price during those periods.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at December 30, 2007 and March 31, 2007.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied on September 17, 2007. Accordingly, the 2.75% Convertible Notes due 2024 are now convertible at any time at the option of the holder from December 31, 2007 through March 31, 2008, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $280,000 has been reclassified to current liabilities on the consolidated balance sheet. In addition, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $2,400 were written off during the nine months ended December 30, 2007.  In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and nine months ended December 30, 2007 by 1,067,679 and 870,833 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods.  There was no impact on the diluted shares outstanding during the quarter or nine months ended December 31, 2006 because ATK’s average stock price was below the conversion price during those periods.

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

Long-term debt maturities are as follows:

Remainder of fiscal 2008	$480,000
Fiscal 2009	—
Fiscal 2010	13,750
Fiscal 2011	13,750
Fiscal 2012	571,500
Thereafter	400,000
Total payments	$1,479,000

Although the 2.75% Convertible Notes due 2024 and the 3.00% Convertible Notes do not contractually mature until 2024, these amounts are categorized as current in the consolidated balance sheet and within the “Remainder of fiscal 2008” category above as they are now convertible at the option of the holders, as discussed above.

ATK management does not believe the holders of the 2.75% Convertible Notes due 2024 and the 3.00% Convertible Notes will choose to convert their notes as the current market value exceeds the convertible value.  Based on ATK’s current financial condition, management believes that cash generated from operating activities, combined with the availability of funding, if needed, under its revolving credit facilities ($378,363 available as of December 30, 2007), as well as through future sources of funding, including additional bank financing, accessing equity markets through its existing shelf registration statement (described below) as well as debt markets, will be adequate to fund its current and long-term debt obligations, including the potential conversion of these notes, make capital expenditures, and fund future growth at ATK over the next 12 months.

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 68% as of December 30, 2007 and 72% as of March 31, 2007.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2024, the 2.75% Convertible Notes due 2011, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of December 30, 2007, ATK was in compliance with the covenants.

As of December 30, 2007, Moody’s Investors Service (Moody’s) had assigned ATK an issuer rating of Ba3, Standard & Poor’s Ratings Services (S&P) had assigned ATK a BB corporate credit rating, and Fitch Ratings (Fitch) had assigned ATK an issuer rating of BB. On January 8, 2008, ATK announced, as discussed above, its intention to acquire the Information Systems and Geospatial Information Services businesses of MDA. Following this announcement, Moody’s affirmed its ratings of ATK, S&P put its ratings of ATK on CreditWatch with negative implications, and Fitch placed its ratings on Ratings Watch Negative.

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

Shelf Registration.  On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time.  As of December 30, 2007, ATK has the capacity to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of December 30, 2007 or March 31, 2007.

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks.  During the quarter and nine months ended December 30, 2007, ATK had no such forward contracts.  ATK did have such contracts for copper and zinc during the quarter and nine months ended December 31, 2006. The contracts essentially established a fixed price for the underlying commodities and were designated and qualified as effective cash flow hedges of purchases of these commodities. Ineffectiveness was calculated as the amount by which the change in the fair value of the derivatives exceeded the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated other comprehensive (loss) income (OCI) in the financial statements.  The gains on these contracts were recorded in cost of sales as the commodities were purchased.  The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarter and nine months ended December 31, 2006:

	Quarter Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
Beginning of period unrealized gain in accumulated OCI	$3,389	$15,162
(Decrease) increase in fair value of derivatives	(249)	14,670
Gains reclassified from OCI, offsetting the price paid to suppliers	(2,445)	(29,137)
End of period unrealized gain in accumulated OCI	$695	$695

The amount of ineffectiveness recognized in earnings for these contracts during the quarter and nine months ended December 31, 2006 was insignificant.

Share Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100,000.  During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880.  During the nine months ended December 30, 2007, ATK repurchased 942,200 shares for $100,068.  As of December 30, 2007, there were 157,496 remaining shares authorized to be repurchased.

Other Contractual Obligations and Commitments

The total liability for uncertain tax positions under FIN 48 at December 30, 2007 was approximately $18,261 (see Note 10). Of this amount, $16,936 is not expected to be paid within twelve months and is therefore classified within other long-term liabilities.

There have been no material changes with respect to the contractual obligations and commitments, other than noted above, or off-balance sheet arrangements described in ATK’s Annual Report on Form 10-K for fiscal 2007.

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

On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK’s LUU series illuminating flares.  ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products.  Further details regarding the investigation were not provided to ATK.  On or about March 13, 2007, ATK received notice, for the first time, that the source and basis of the Government’s investigation was a qui tam complaint filed in federal court in Utah on or about April 10, 2006 by a former employee.  Thereafter, ATK was informed by the DOJ that it intended to intervene in the qui tam action and that it intends to file an amended complaint on November 2, 2007.  On December 13, 2007, ATK filed a motion to dismiss the complaint.  The court has not yet ruled on this motion.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.75% and 3.00% as of December 30, 2007 and March 31, 2007, respectively. The following is a summary of the amounts recorded for environmental remediation:

	December 30, 2007		March 31, 2007
	Liability	Receivable	Liability	Receivable
Undiscounted (liability) receivable	$(65,625)	$40,978	$(65,603)	$40,587
Unamortized discount	9,000	(4,941)	8,513	(4,490)
Discounted (liability) receivable	$(56,625)	$36,037	$(57,090)	$36,097

As of December 30, 2007, the estimated discounted range of reasonably possible costs of environmental remediation was $56,625 to $92,015.

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

•                  With respect to the civil ammunition business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extended through December 7, 2006, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extended through November 4, 2007, are capped at approximately $125,000, less payments previously made.

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

With respect to ATK’s firm fixed-price contract to supply the DoD’s small-caliber ammunition needs through April 1, 2010, significant increases in commodities can negatively impact operating results.  Depending on market conditions, ATK has historically entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of ATK’s copper purchases under the small-caliber ammunition contract were hedged through September 30, 2006. Since that time, ATK has purchased a majority of the copper for use in this contract at prevailing market prices. Depending on market conditions, ATK will continue to evaluate commodity hedging as a means to reduce the impact of commodity price fluctuations.  ATK continues to work within the terms of its contract to mitigate impacts from the increased cost of copper. Depending on the timing and outcome of these actions, ATK Ammunition Systems’ operating results could be adversely impacted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the section titled “Inflation and Commodity Price Risk”.

There have been no material changes in ATK’s market risk during the quarter or nine months ended December 30, 2007. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 30, 2007, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 30, 2007, there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK’s LUU series illuminating flares.  ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products.  Further details regarding the investigation were not provided to ATK.  On or about March 13, 2007, ATK received notice, for the first time, that the source and basis of the Government’s investigation was a qui tam complaint filed in federal court in Utah on or about April 10, 2006 by a former employee.  Thereafter, ATK was informed by the DOJ that it intended to intervene in the qui tam action and that it intends to file an amended complaint on November 2, 2007.  On December 13, 2007, ATK filed a motion to dismiss the complaint.  The court has not yet ruled on this motion.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased (1)	Share	Program	Program (2)
October 1 – October 28	2,062	$106.46	—
October 29 – November 25	1,225	112.44	—
November 26 – December 30	344	117.90	—
Fiscal quarter ended December 30, 2007	3,631	$109.56	—	157,496

(1)

Of the shares purchased, 3,631 shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. In February and March 2006, ATK repurchased 1,315,104 shares for $100 million. During fiscal 2007, ATK repurchased 2,585,200 shares for $202 million. During the nine months ended December 30, 2007, ATK repurchased 942,200 shares for $100 million. As of December 30, 2007, there were 157,496 remaining shares authorized to be repurchased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.1	Description of non-employee Directors’ cash and equity compensation (incorporated by reference to Item 1.01 of Form 8-K dated October 29, 2007).
10.2

Non-Employee Director Restricted Stock Award and Stock Deferral Program (as amended and restated October 30, 2007) Under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 29, 2007).

10.3	Alliant Techsystems Inc. Deferred Fee Plan for Non-Employee Directors, as amended and restated October 30, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 29, 2007).
10.4

Alliant Techsystems Inc. Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated as of October 30, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated October 29, 2007).

10.5	Alliant Techsystems Inc. Supplemental Executive Retirement Plan, as Amended and Restated Effective October 29, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K dated October 29, 2007)
10.6

Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, as Amended and Restated Effective October 29, 2007 (incorporated by reference to Exhibit 10.5 to Form 8-K dated October 29, 2007)

10.7	Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated Effective October 29, 2007 (incorporated by reference to Exhibit 10.6 to Form 8-K dated October 29, 2007)
10.8	Alliant Techsystems Inc. Executive Severance Plan, as amended effective October 29, 2007 (incorporated by reference to Exhibit 10.7 to Form 8-K dated October 29, 2007)
10.9	Alliant Techsystems Inc. Income Security Plan, as Amended and Restated Effective October 29, 2007 (incorporated by reference to Exhibit 10.8 to Form 8-K dated October 29, 2007).
10.10

Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Years 2007-2009 Measuring Period, as amended effective October 29, 2007 (incorporated by reference to Exhibit 10.9 to Form 8-K dated October 29, 2007).

10.11

Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Years 2007-2012 Measuring Period, as amended effective October 29, 2007 (incorporated by reference to Exhibit 10.10 to Form 8-K dated October 29, 2007).

10.12

Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Years 2008-2010 Measuring Period, as amended effective October 29, 2007 (incorporated by reference to Exhibit 10.11 to Form 8-K dated October 29, 2007).

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

ALLIANT TECHSYSTEMS INC.

Date: February 1, 2008	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)