Form 10-K
period 2008-03-31
ALLIANT TECHSYSTEMS INC
filed 2008-05-23
CIK 866121

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-10582

Alliant Techsystems Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1672694 (I.R.S. Employer Identification No.)
7480 Flying Cloud Drive Minneapolis, Minnesota (Address of principal executive offices)	55344-3720 (Zip Code)

          Registrant's telephone number, including area code: (952) 351-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of September 30, 2007, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $3.558 billion (based upon the closing price of the common stock on the New York Stock Exchange on September 28, 2007).

          As of April 27, 2008, there were 32,918,684 shares of the registrant's voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

        Alliant Techsystems Inc. ("ATK" or the "Company") is a premier aerospace and defense company with approximately 17,000 employees and operations in 21 states.

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

  •
  Micro Craft and GASL in November 2003.

  •
  Mission Research Corporation in March 2004.

  •
  The PSI Group in September 2004.

  •
  Swales Aerospace in June 2007.

        We conduct our business through a number of separate legal entities that are listed in Exhibit 21 to this report. These legal entities are grouped into our operating segments. As of March 31, 2008, we had three segments: ATK Armament Systems (formerly ATK Ammunition Systems), ATK Launch Systems, and ATK Mission Systems.

        Sales, income before interest, income taxes and minority interest, total assets, and other financial data for each segment for the three years ended March 31, 2008 are set forth in Note 13 to the consolidated financial statements, included in Item 8 of this report.

        Effective April 1, 2008, ATK realigned its business operations. As a result of this realignment, ATK Mission Systems was divided into ATK Mission Systems and ATK Space Systems. ATK also renamed ATK Ammunition Systems to ATK Armament Systems to better reflect the breadth of its business. The name change had no impact on the historical numbers reported. Following this realignment, ATK has four segments: ATK Armament Systems, ATK Launch Systems, ATK Mission Systems, and ATK Space Systems. The April 1, 2008 realignment of ATK Mission Systems is not reflected in the information contained in this report.

        References in this report to a particular fiscal year are to the year ended March 31 of that calendar year.

ATK Armament Systems

        ATK Armament Systems develops and produces military ammunition and gun systems; commercial products; and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

Military Ammunition and Gun Systems

        We manufacture a variety of small-caliber training and tactical ammunition rounds at the Lake City Army Ammunition Plant in Independence, Missouri, where production totaled approximately 1.4 billion rounds in fiscal year 2008. The Lake City contract represented approximately 12% of ATK's total fiscal 2008 sales. ATK took over operation of this facility on April 1, 2000 and is responsible for the operation and management, including leasing excess space to third parties in the private sector. ATK has a 10-year production contract to supply the Army's small-caliber ammunition needs that expires April 1, 2010. ATK was recently notified of the U.S. Army's intent to award a four-year supply contract to ATK as the primary supplier of small caliber ammunition to the Department of Defense for both its training and tactical needs. Production on the new contract is expected to continue into fiscal 2014. During this same period, ATK will complete government funded projects for modernization of the facility. ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 11 years after the plant production contract, if the plant production contract is not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract. We also conduct small-caliber ammunition research and development activities for the U.S. Army. Current projects include the development of technology to replace lead in training ammunition with more environmentally friendly materials and caseless ammunition.

        Medium-caliber ammunition products comprise various families of training and tactical ammunition fired from ground and air combat platforms like the Bradley Fighting Vehicle, Light Armored Vehicle, Apache and Blackhawk helicopters, A-10 close-combat support aircraft, and AC-130 gunship aircraft.

        We develop and manufacture a family of chain guns for medium-caliber gun systems that provides armament for U.S. and allied combat vehicles, helicopters, and naval vessels. Our gun systems are used on the Bradley Fighting Vehicle, Light Armored Vehicle, Expeditionary Fighting Vehicle, and Apache helicopter. We have supplied more than 15,000 medium-caliber gun systems to the U.S. military and 20 allied nations, including Poland, Finland, Denmark, the Netherlands, Switzerland, Norway, and the Czech Republic. New products include the lightweight 25MM chain gun.

Commercial Products

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

        Our accessory portfolio includes products and equipment for sport shooting enthusiasts who reload their own ammunition; gun care products; targets and traps; rifle scopes and mounts; and binoculars. Our accessories are marketed under a number of different brands, including RCBS®, Outers®, Champion®, Shooter's Ridge®, Weaver®, Redfield®, Simmons®, and Nitrex®, and are distributed through mass merchants and specialty sporting equipment stores and distributors.

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

        We are the only supplier of TNT to the U.S. Department of Defense. This product is used primarily as explosive material for bombs and artillery projectiles and is produced at the Radford Army Ammunition Plant in Radford, Virginia. ATK currently has a five-year facilities-use contract to operate the Radford Army Ammunition Plant. This contract expires on April 1, 2010. We are also the only North American supplier of military-specification nitrocellulose used in all small, medium and large caliber propellant, and rocket motors.

ATK Launch Systems

        ATK Launch Systems produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. Other products include ordnance, such as decoy and illuminating flares.

Human Space Launch Vehicles

        We are the sole manufacturer of the Reusable Solid Rocket Motor ("RSRM") used to launch the National Aeronautics and Space Administration's ("NASA") Space Shuttle. In addition, we manufacture the booster separation systems that release the motors away from the Shuttle orbiter and the main liquid fuel tank. A set of two RSRMs provides propulsion, in tandem with a liquid propulsion system, for the Space Shuttle. The RSRM uses a metal case and nozzle components that are recovered from the ocean after each flight. The metal cases and nozzle components are then cleaned, refurbished, and manufactured for reuse. The RSRM program represented 9% of ATK's total fiscal 2008 sales.

        In 2006, we were chosen by NASA to design, develop, and manufacture the first-stage for the next-generation Ares I Crew Launch Vehicle, which will replace the Space Shuttle scheduled for retirement from service as early as 2010. As the prime contractor for the first-stage, in addition to a new five segment motor derived from the Space Shuttle's four segment RSRM, we are also responsible for thrust vector control, stage separation motors, forward and aft interface structures, ordnance, and parachute recovery systems. The first test flight is scheduled for 2009.

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

        We are also developing the ATK Launch Vehicle in response to an emerging need for an operational responsive capability to quickly place small communications and surveillance satellites in orbit in support of military operations. The inaugural suborbital launch is planned for 2008.

        We manufacture a variety of rocket motor systems for launch vehicles that place payloads into orbit for commercial and government customers. These include motors supporting Boeing Delta launch vehicles; Orion® motors for Orbital Science Corporation Pegasus®, Taurus®, and Minotaur launch vehicles; and CASTOR® motors for Japan's H-IIA rocket and the Orbital Taurus rocket.

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

        Conventional missile development programs include the U.S. Navy's Submarine Launched Intermediate Range Ballistic Missile, which will travel at supersonic speed to reach targets within 15 minutes to provide the U.S. with a prompt global strike capability. Together with Lockheed Martin, we successfully completed a booster system demonstration for this program in 2006.

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

ATK Mission Systems

        ATK Mission Systems operates in four areas: Weapon Systems, Aerospace Systems, Space Systems, and Technical Services.

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

        As a prime contractor, we are developing low-cost, innovative advanced weapon systems that will provide precision and effectiveness for combat forces, artillery batteries, naval gun systems, tanks, and tactical aircraft. Major programs include the Precision Guidance Kit and Advanced Anti-Radiation Guided Missile. We also produce 120mm ammunition for main battle tanks and 105mm ammunition for mobile gun systems.

        Our force protection weapon systems are designed to protect military forces from ground and air threats. Key programs include the Spider combat barrier systems; the Shielder anti-tank barrier system; and the Individual High Explosive Air Burst Weapons System.

        As a subcontractor, our work in missile defense primarily includes production of the third-stage motor and divert and attitude control system for the Standard Missile-3, the interceptor component of the U.S. Navy Aegis Ballistic Missile Defense System.

        We produce rocket motors for tactical weapons fired by aircraft, ships, ground platforms, and combat troops. Major programs include propulsion for the only two U.S. air-to-air missiles in production, the Sidewinder and the Advanced Medium-Range Air-to-Air Missile; propulsion for the Army's surface-to-surface, Non-Line of Sight—Precision Attack Missile; the Hellfire and Maverick air-to-surface missiles; and the Evolved Sea Sparrow surface-to-air missile. We also manufacture warheads for air-to-air and air-to-surface missiles.

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

        Our lightweight, high-strength composite structures fly on aircraft and space launch vehicles. Aircraft structures include fan containment cases for the General Electric GEnx aircraft engine, components for the F-22 Raptor, and an extensive range of external skins and components for the F-35 Joint Strike Fighter. Space launch structures fly on commercial rockets used to deploy satellites and on military rockets used for ballistic missile defense, prompt global strike, strategic nuclear deterrence, and satellite launch and deployment. We also provide specialized composite tubes to the United States Enrichment Corporation for use as part of its American Centrifuge Program.

Space Systems

        We supply a wide variety of spacecraft, components, and sub-systems to government customers, satellite prime contractors, classified customers, and other ATK businesses for military, civil, and commercial applications. We provide small spacecraft to a variety of customers, including the NASA THEMIS mission, the Department of Defense's TACSAT-3, and other commercial and government customers.

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

        Major composite products include advanced lightweight, high-performance radio frequency antenna reflectors and antennas that enable spacecraft to send and receive communications. We also produce composite bus structures, towers, and subsystems that house flight systems for satellites. We also provide thermal systems to multiple customers as well as for use in our own structures. Our mission-enabling, space-qualified deployable booms and masts play a role in the launch and recovery of space hardware.

        Our STAR™ orbit insertion motors place satellites into orbit, serve as upper stages for launch vehicles, and provide earth escape velocity for spacecraft. Our STAR™ retro/separation motors separate payloads from launch vehicles and decelerate spacecraft as they descend to land on planetary surfaces. We are also developing the Attitude Control Motor for the launch abort system for NASA's Orion Crew Exploration Vehicle.

Technical Services

        We provide scientific, engineering, and technical assistance; contract research and development services; and specialized testing to prime contractors and government agencies. Our areas of technical expertise include radio frequency design; advanced signal processing; electro-optical and infrared systems; and system survivability.

Customers

        Our sales come primarily from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. As the various U.S. Government customers, including the U.S. Army, NASA, the U.S. Air Force, and the U.S. Navy, make independent purchasing decisions, we do not generally regard the U.S. Government as one customer. Instead, we view each agency as a separate customer.

        Fiscal 2008 sales by customer were as follows:

Percent of Sales
Sales to:
U.S. Army	27%
NASA	20%
U.S. Air Force	13%
U.S. Navy	12%
Other U.S. Government customers	6%

Total U.S. Government customers	78%
Commercial and foreign customers	22%

Total	100%

        Sales to U.S. Government and its prime contractors during the last three fiscal years were as follows:

Fiscal	U.S. Government sales	Percent of sales
2008	$3,257 million	78%
2007	2,817 million	79%
2006	2,549 million	79%

        Our reliance on U.S. Government contracts entails inherent benefits and risks, including those particular to the aerospace and defense industry. We derived approximately 12% of our total fiscal 2008 sales from the military small-caliber ammunition contract at Lake City. No other single contract contributed more than 10% of our sales in fiscal 2008. Our top five contracts accounted for approximately 36% of fiscal 2008 sales.

        The breakdown of our fiscal 2008 sales to the U.S. Government as a prime contractor and a subcontractor was as follows:

Sales as a prime contractor	61%
Sales as a subcontractor	39%

Total	100%

        No single customer, other than the U.S. Government customers listed above, accounted for more than 10% of our fiscal 2008 sales.

        Foreign sales for each of the last three fiscal years are summarized below:

Fiscal	Foreign sales	Percent of sales
2008	$258 million	6.2%
2007	247 million	6.9%
2006	227 million	7.1%

        Sales to foreign governments must be approved by the U.S. Department of Defense and the U.S. State Department or U.S. Commerce Department. Our products are sold both directly and through the U.S. Government to U.S. allies. Approximately 56% of these sales were in ATK Armament Systems, 41% were in ATK Mission Systems, and 3% were in ATK Launch Systems.

        Our major law enforcement customers include large metropolitan police departments, the Department of Homeland Security, the Federal Bureau of Investigation, and the U.S. Secret Service. Major customers of our commercial products business include retailers such as Wal-Mart, Cabela's, and Gander Mountain, as well as large wholesale distributors.

Backlog

        Contracted backlog is the estimated value of contracts for which we are authorized to incur costs and for which orders have been recorded, but for which revenue has not yet been recognized. The total amount of contracted backlog was approximately $6.2 billion and $4.0 billion as of March 31, 2008 and 2007, respectively. Included in contracted backlog as of March 31, 2008 was $2.6 billion of contracts not yet funded consisting primarily of the Ares I Crew Launch Vehicle, which is discussed above. Approximately 73% of contracted backlog as of March 31, 2008 is not expected to be filled within fiscal 2009.

        Total backlog, which includes contracted backlog plus the value of unexercised options, was approximately $6.5 billion as of March 31, 2008 and $4.7 billion as of March 31, 2007.

Seasonality

        Sales of sporting ammunition have been historically lower in our first fiscal quarter. Our other businesses are not generally seasonal in nature.

Competition

        Our aerospace and defense businesses compete against other U.S. and foreign prime contractors and subcontractors, many of which have substantially more resources to deploy than we do in the pursuit of government and industry contracts. Our ability to compete successfully in this environment depends on a number of factors, including the effectiveness and innovativeness of research and development programs, our ability to offer better program performance than our competitors at a lower cost, our readiness with respect to facilities, equipment, and personnel to undertake the programs for which we compete, and our past performance and demonstrated capabilities. Additional information on the risks related to competition can be found under "Risk Factors" in Item 1A. of this report.

        Our commercial products business competes against manufacturers with well-established brand names and strong market positions. A key strategy in these highly competitive markets is the consistent flow of new and innovative products. We also attempt to control operating costs, particularly for raw materials, since retail consumer purchasing decisions are often driven by price. Enhanced product performance is especially important to our law enforcement customers since they rely on our products to protect and serve the public.

        ATK generally faces competition from a number of competitors in each business area, although no single competitor competes along all of ATK's segments. ATK's principal competitors in each of its segments are as follows:

          ATK Armament Systems:    General Dynamics Ordnance and Tactical Systems, Inc., a subsidiary of General Dynamics Corporation; BAE Systems; Winchester Ammunition of Olin Corporation; Remington Arms; and various smaller manufacturers and importers, including Hornady, Black Hills Ammunition, Wolf, Rio Ammunition, Fiocchi Ammunition, and Selliers & Belloitt.

          ATK Launch Systems:    Aerojet-General Corporation, a subsidiary of GenCorp Inc.; Kilgore Flares Company, LLC, a subsidiary of Chemring Group, PLC; and Pratt & Whitney Rocketdyne, Inc., a subsidiary of United Technologies Corporation.

          ATK Mission Systems:    Aerojet-General Corporation, a subsidiary of GenCorp Inc.; General Dynamics Corporation; Lockheed Martin Corporation; Raytheon Company; Textron Inc.; Pratt & Whitney Space and Missile Propulsion of United Technologies Corporation; The Boeing Company; L-3 Communications Corporation; Northrop Grumman Corporation; GKN plc; AAR Corp.; Vought Aircraft Industries, Inc.; Goodrich Corporation; Applied Aerospace Structures Corporation; Science Applications International Corporation (SAIC); Ball Aerospace & Technologies Corporation, a subsidiary of Ball Corporation; and Georgia University of Technology.

Research and Development

        We conduct extensive research and development ("R&D") activities. Company-funded R&D is primarily for the development of next-generation technology. Customer-funded R&D comprises primarily activities we conduct under contracts with the U.S. Government and its prime contractors. R&D expenditures in each of the last three fiscal years were as follows:

Fiscal	Company-funded Research and Development	Customer-funded Research and Development
2008	$68.3 million	$785.7 million
2007	61.5 million	596.6 million
2006	51.5 million	594.9 million

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

        We procure these materials from a variety of sources. In the case of our government contracts, we are often required to purchase from sources approved by the U.S. Department of Defense. When these suppliers or others choose to eliminate certain materials we require from their product offering, we attempt to qualify other suppliers or replacement materials to ensure there are no disruptions to our operations. Additional information on the risks related to raw materials can be found under "Risk Factors" in Item 1A. of this report.

Intellectual Property

        As of March 31, 2008, we owned 431 U.S. patents and 337 foreign patents. We also had approximately 160 U.S. patent applications and approximately 140 foreign patent applications pending.

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

Regulatory Matters

U.S. Governmental Contracts

        We are subject to the procurement policies and procedures set forth in the Federal Acquisition Regulation ("FAR"). The FAR governs all aspects of government contracting, including competition and acquisition planning; contracting methods and contract types; contractor qualifications; and acquisition procedures. Every government contract contains a list of FAR provisions that must be complied with in order for the contract to be awarded. The FAR provides for regular audits and reviews of contract procurement, performance, and administration. Failure to comply with the provisions of the FAR could result in contract termination.

        The U.S. Government may terminate its contracts with its suppliers, either for its convenience or in the event of a default as a result of our failure to perform under the applicable contract. If a cost-plus contract is terminated for convenience, we are entitled to reimbursement of our approved costs and payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated for convenience, we are entitled to payment for items delivered to and accepted by the U.S. Government and fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default, we are paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government and may be liable to the U.S. Government for repayment of any advance payments and progress payments related to the terminated portions of the contract, as well as excess costs incurred by the U.S. Government in procuring undelivered items from another source. Additional information on the risks related to government contracts can be found under "Risk Factors" in Item 1A. of this report.

        We also must comply with U.S. and foreign laws governing the export of munitions and other controlled products and commodities. These include regulations relating to import-export control; exchange controls; the Foreign Corrupt Practices Act; and the anti-boycott provisions of the U.S. Export Administration Act.

Environmental

        Our operations are subject to a number of federal, state, and local environmental laws and regulations that govern the discharge, treatment, storage, remediation and disposal of certain materials and wastes, and restoration of damages to the environment. Compliance with these laws and regulations is a responsibility we take seriously. We believe that forward-looking, proper, and cost-effective management of air, land, and water resources is vital to the long-term success of our business. Our environmental policy identifies key objectives for implementing this commitment throughout our operations. Additional information on the risks related to environmental matters can be found under "Risk Factors" in Item 1A. of this report.

Employees

        As of March 31, 2008, ATK had approximately 17,000 employees. Approximately 11% of these employees were covered by collective bargaining agreements. The majority of represented employees work at three locations. Two of the major collective bargaining agreements have three-year terms, expiring in 2010. One agreement has a four-year term and expires in 2011.

Executive Officers

        The following table sets forth certain information with respect to ATK's executive officers as of May 1, 2008:

Name	Age	Title
Daniel J. Murphy.	59	Chairman of the Board, President and Chief Executive Officer
Steven J. Cortese	46	Senior Vice President Washington Operations
John J. Cronin	51	Senior Vice President and President ATK Mission Systems
Mark W. DeYoung	49	Senior Vice President and President ATK Armament Systems
Ronald D. Dittemore	56	Senior Vice President and President ATK Launch Systems
Carl A. Marchetto	53	Senior Vice President and President ATK Space Systems
Mark L. Mele	51	Senior Vice President Corporate Strategy
Paula J. Patineau	54	Senior Vice President Human Resources and Administrative Services
Keith D. Ross	51	Senior Vice President, General Counsel and Secretary
John L. Shroyer	44	Senior Vice President and Chief Financial Officer

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

        Mark W. DeYoung has served in his present position since 2002, holding the title of Senior Vice President and President ATK Armament Systems (formerly ATK Ammunition Systems) since April 2006, Senior Vice President, Ammunition, from 2004 to 2006, and Group Vice President, Ammunition, from 2002 to 2004. He was President, ATK Ammunition and Related Products, from 2001 to 2002. Before that, he was President, ATK Lake City Ammunition.

        Ronald D. Dittemore has held his present position since 2004, holding the title of Senior Vice President and President ATK Launch Systems since April 2006 and Senior Vice President, ATK Thiokol from 2004 to 2006. Mr. Dittemore joined ATK in 2003 as assistant to the Chief Operating Officer, following a 26-year career with NASA. He served in several NASA senior executive positions, including Director of the Space Shuttle Program.

        Carl A. Marchetto joined ATK in January 2008 as Senior Vice President. As of April 1, 2008, Mr. Marchetto also serves as President, ATK Space Systems. Prior to joining ATK, he was Executive Vice President and General Manager, Space Systems Group for Orbital Sciences Corporation from August 2006 to December 2007. Prior to that, he had a 10-year career with the Eastman Kodak Company, where he served as corporate Senior Vice President and Chief Operating Officer of the Digital and Film Imaging Systems business unit. Before that, he worked for six years in Lockheed Martin Corporation's Astro Space Division and earlier spent 11 years at the Jet Propulsion Laboratory as an engineering manager on NASA planetary exploration and Earth-observing space missions.

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

Available Information

        You can find reports on our company filed with the Securities and Exchange Commission ("SEC") on our Internet site at www.atk.com under the "Investor Relations" heading free of charge. These include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make these reports available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

        You can also obtain these reports from the SEC's Public Reference Room, which is located at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by phone (1-800-SEC-0330) or on the Internet (www.sec.gov). This site contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.    RISK FACTORS

        ATK is subject to a number of risks, including those related to being a U.S. Government contractor. Some of the risks facing ATK are discussed below.

ATK's business could be adversely impacted by reductions or changes in NASA or U.S. Government military spending.

        As the majority of ATK's sales are to the U.S. Government and its prime contractors, ATK depends heavily on the contracts underlying these programs. Also, significant portions of ATK's sales come from a small number of contracts. ATK's top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 36% of fiscal 2008 sales. ATK's military small-caliber ammunition contract contributed approximately 12% of total fiscal 2008 sales. The loss or significant reduction of a material program in which ATK participates could have a material adverse effect on ATK's operating results, financial condition, or cash flows.

        ATK's small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant (Lake City) in Independence, Missouri. Lake City is the Army's principal small-caliber ammunition production facility and is the primary supplier of the U.S. military's small-caliber ammunition needs. ATK took over operation of this facility on April 1, 2000 and is responsible for the operation and management, including leasing excess space to third parties in the private sector. ATK has a 10-year production contract to supply the Army's small-caliber ammunition needs that expires April 1, 2010. ATK was recently notified of the U.S. Army's intent to award a four-year supply contract to ATK as the primary supplier of small caliber ammunition to the Department of Defense for both its training and tactical needs. Production on the new contract is expected to continue into fiscal 2014. During this same period, ATK will complete government funded projects for modernization of the facility. ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 11 years after the plant production contract, if the plant production contract is not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract. Future ATK production under this contract or levels of government spending cannot be predicted with certainty.

        In 2006, ATK was chosen by NASA to design, develop, and manufacture the first-stage for the next-generation Ares I Crew Launch Vehicle, which will replace the Space Shuttle launch system scheduled for retirement from service as early as 2010. As the prime contractor for first-stage, in addition to a new five segment motor derived from the Space Shuttle's four segment Reusable Solid

Rocket Motor ("RSRM"), ATK is also responsible for thrust vector control, stage separation motors, forward and aft interface structures, ordnance, and parachute recovery systems. The first test flight is scheduled for 2009. ATK believes that its RSRM products used on the Space Shuttle and the Ares I Crew Launch Vehicle will be important to achieving affordable launch systems for NASA.

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

        The following table summarizes how much each of these types of contracts contributed to ATK's U.S. Government business in fiscal 2008:

Cost-plus contracts:
Cost-plus-fixed-fee	19%
Cost-plus-incentive-fee/cost-plus-award-fee	32%
Fixed-price contracts:
Firm-fixed-price	49%

Total	100%

ATK's U.S. Government contracts are subject to termination.

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

        ATK is subject to extensive and complex U.S. Government procurement laws and regulations, along with ongoing U.S. Government audits and reviews of contract procurement, performance, and administration. ATK could suffer adverse consequences if it were to fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of munitions and other controlled products and commodities; or commit a significant violation of any other federal law. These consequences could include contract termination; civil and criminal penalties; and, under certain circumstances, ATK's suspension and debarment from future U.S. Government contracts for a period of time. In addition, foreign sales are subject to greater variability and risk than ATK's domestic sales. Foreign sales subject ATK to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to ATK.

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

ATK uses estimates in accounting for its programs. Changes in estimates could affect ATK's financial results.

        Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of ATK's contracts, the estimation of total revenues and cost at completion is complex and subject to many variables. Assumptions are made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions are made regarding the future impacts of efficiency initiatives and cost reduction efforts. Incentives or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance. Estimates of award and incentive fees are also used in estimating revenue and profit rates based on actual and anticipated awards.

        Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if ATK used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. Additional information on ATK's accounting policies for revenue recognition can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" in Item 7 of this report.

ATK has a substantial amount of debt, and the cost of servicing that debt could adversely affect ATK's business and hinder ATK's ability to make payments on its debt.

        As of March 31, 2008, ATK had total debt of $1.455 billion. In addition, ATK had $98.8 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $401.2 million of availability under its revolving credit facility. Additional information on ATK's debt can be found under "Liquidity and Capital Resources" in Item 7 of this report.

        ATK has demands on its cash resources in addition to interest and principal payments on its debt, including, among others, operating expenses. ATK's level of indebtedness and these significant demands on ATK's cash resources could:

  •
  make it more difficult for ATK to satisfy its obligations,

  •
  require ATK to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, share repurchases, and other general corporate purposes,

  •
  limit ATK's flexibility in planning for, or reacting to, changes in the defense and aerospace industries,

  •
  place ATK at a competitive disadvantage compared to competitors that have lower debt service obligations and significantly greater operating and financing flexibility,

  •
  limit, along with the financial and other restrictive covenants applicable to ATK's indebtedness, among other things, ATK's ability to borrow additional funds,

  •
  increase ATK's vulnerability to general adverse economic and industry conditions, and

  •
  result in an event of default upon a failure to comply with financial covenants contained in ATK's senior credit facilities which, if not cured or waived, could have a material adverse effect on ATK's business, financial condition, or results of operations.

        ATK's ability to pay interest on and repay its long-term debt and to satisfy its other liabilities will depend upon future operating performance and ATK's ability to refinance its debt as it becomes due. ATK's future operating performance and ability to refinance will be affected by prevailing economic conditions at that time and financial, business and other factors, many of which are beyond ATK's control.

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

        In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition. ATK's sole-source contracts accounted for 60% of U.S. Government sales in fiscal 2008 and include the following programs: RSRM Space Shuttle boosters, Ares I first stage, Kinetic Energy Interceptor, Trident II missiles, Minuteman III Propulsion Replacement Program, Advanced Medium-Range Air-to-Air Missile, Hellfire, Sensor Fuzed Weapon propulsion systems, M830A1 multi-purpose tank ammunition rounds, M829A3 tank ammunition, Mk-90 propellant grains for the Hydra 70 and APKWS unguided and guided applications, M789 Lightweight 30 High Explosive Dual Purpose and M792 25mm High Explosive Incendiary—Traced with Self Destructing Fuze for medium-caliber ammunition, the AAR-47 missile warning system, Javelin launch tubes, Solid Divert and Attitude Control Systems and Third Stage Rocket Motors, STAR™ Motors, the American Centrifuge Program, Advanced Anti-Radiation Guided Missile ("AARGM"), Mobile Ground-to-Air Radar Jamming System, Spider Barrier System, and the XM-8/XM-25 Family of Gun Systems.

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

Failure of ATK's subcontractors to perform their contractual obligations could materially and adversely impact ATK's prime contract performance and ability to obtain future business.

        ATK relies on subcontracts with other companies to perform a portion of the services ATK provides its customers on many of its contracts. There is a risk that ATK may have disputes with its subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, ATK's failure to extend existing task orders or issue new task orders under a subcontract, or ATK's hiring of personnel of a subcontractor. A failure by one or more of ATK's subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact ATK's ability to perform its obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating a contract for default. A default termination could expose ATK to liability and have a material adverse effect on the ability to compete for future contracts and orders.

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact ATK.

        Key raw materials used in ATK's operations include aluminum, steel, steel alloys, copper, zinc, lead, graphite fiber, prepreg, hydroxy terminated polybutadiene, epoxy resins and adhesives, ethylene propylene diene monomer rubbers, cotton fiber, wood pulp cellulose, diethylether, x-ray film, plasticizers and nitrate esters, impregnated ablative materials, various natural and synthetic rubber compounds, polybutadiene, acrylonitrile, and ammonium perchlorate. ATK also purchases chemicals; electronic, electro-mechanical and mechanical components; subassemblies; and subsystems that are integrated with the manufactured parts for final assembly into finished products and systems.

        ATK monitors sources of supply to attempt to assure that adequate raw materials and other supplies needed in manufacturing processes are available. As a U.S. Government contractor, ATK is frequently limited to procuring materials and components from sources of supply approved by the U.S. Department of Defense ("DoD"). In addition, as business conditions, the DoD budget, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The supply of ammonium perchlorate, a principal raw material used in ATK's operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion, or other problem impacting all production. ATK may also rely on one primary supplier for other production materials. Although other suppliers of the same materials may exist, the addition of a new supplier may require ATK to qualify the new source for use. The qualification process may impact ATK's profitability or ability to meet contract deliveries.

        Certain suppliers of materials used in the manufacturing of rocket motors have discontinued the production of some materials. These materials include certain insulation and resin materials for rocket motor cases and aerospace grade rayon for nozzles. ATK has qualified new replacement materials for some programs. For other programs, ATK or ATK's customer has procured sufficient inventory to cover current program requirements and is in the process of qualifying new replacement materials to be qualified in time to meet future production needs. ATK's profitability may be affected if unforeseen difficulties in developing and qualifying replacement materials occur.

        ATK is also impacted by increases in the prices of raw materials used in production on commercial and fixed-price business. ATK has seen a significant increase in the price of commodity metals, including copper, lead, steel, and zinc. The increased cost of natural gas and electricity also has an impact on the cost of operating ATK's factories.

        Prolonged disruptions in the supply of any of ATK's key raw materials, difficulty completing qualification of new sources of supply, implementing use of replacement materials or new sources of supply, or a continuing increase in the prices of raw materials and energy could have a material adverse effect on ATK's operating results, financial condition, or cash flows.

ATK's future success will depend, in part, on its ability to develop new technologies and maintain a qualified workforce to meet the needs of its customers.

        Virtually all of the products produced and sold by ATK are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. Both the commercial and government markets in which the company operates are characterized by rapidly changing technologies. The product and program needs of ATK's government and commercial customers change and evolve regularly. Accordingly, ATK's future performance in part depends on its ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of its business, ATK must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by its customers. ATK's operating results, financial condition, or cash flows may be adversely affected if it is unable to develop new products that meet customers' changing needs or successfully attract and retain qualified personnel.

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

        ATK's operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate, remediate, or provide resource restoration. ATK could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.

        ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the "Hercules Facilities"). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated ("Hercules") under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

  •
  ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. ("Alcoa") in fiscal 2002. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29 million, ATK and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, and ATK is responsible for any payments in excess of $49 million.

  •
  With respect to the commercial products business' facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount's indemnification obligations relating to environmental matters, which extended through December 7, 2006, are capped at $30 million, less any other indemnification payments made for breaches of representations and warranties. The third party's obligations, which extended through November 4, 2007, are capped at approximately $125 million, less payments previously made.

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

        In December 2001, ATK received notice from the State of Utah of a potential claim against ATK under Section 107(f) of the Comprehensive Environmental Response, Compensation, and Liability Act

("CERCLA") for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State's rights under CERCLA, also expressly acknowledged the State's willingness to allow ATK to go forward with its currently-planned monitoring and remediation program. The State's preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules' manufacturing operations at the site. ATK has had discussions with the State regarding this claim and entered into a tolling agreement with the State in fiscal 2002. In fiscal 2003, ATK entered into a similar tolling agreement with the State regarding the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol. These agreements effectively defer the bringing of any potential claim against ATK by the State for a period of at least 10 years. These agreements allow ATK time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. Although ATK has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to ATK with respect to the affected areas, ATK cannot yet predict if or when a suit may be filed against it, nor can ATK determine any additional costs that may be incurred in connection with this matter.

        While ATK has environmental management programs in place to mitigate risks, and environmental laws and regulations have not had a material adverse effect on ATK's operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.

The level of returns on pension and postretirement plan assets, changes in interest rates and other factors could affect ATK's earnings.

        ATK's earnings may be positively or negatively impacted by the amount of expense or income recorded for employee benefit plans, primarily pension plans and other postretirement plans. Generally accepted accounting principles ("GAAP") in the United States of America require ATK to calculate income or expense for the plans using actuarial valuations. These valuations are based on assumptions made relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in these assumptions. The key year-end assumptions used to estimate pension and postretirement benefit expense or income for the following year are the discount rate, the expected long-term rate of return on plan assets, the rate of increase in future compensation levels, and the health care cost trend rate. ATK is required to remeasure its plan assets and benefit obligations annually, which may result in a significant change to stockholders' equity through other comprehensive income (loss). ATK's pension and other postretirement benefit income or expense can also be affected by legislation or other regulatory actions. Additional information on how ATK's financial statements can be affected by pension plan accounting policies can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" in Item 7 of this report.

International sales are subject to greater risks that sometimes are associated with doing business in foreign countries.

        ATK's international business may pose greater risks than its business in the United States because in some countries there is increased potential for changes in economic, legal and political environments. ATK's international business is also sensitive to changes in a foreign government's national priorities and budgets. International transactions frequently involve increased financial and legal risks arising from foreign exchange rate variability and differing legal systems and customs in other countries. In addition, some international customers require contractors to agree to offset programs that may require in-country purchases or manufacturing or financial support arrangements as a condition to awarding contracts. The contracts may include penalties in the event the company fails to perform in accordance with the offset requirements. An unfavorable event or trend in any one or more of these factors could adversely affect ATK's operating results, financial condition, or cash flows.

ATK may pursue or complete acquisitions which represent additional risk and could impact future financial results.

        ATK's business strategy includes the potential for future acquisitions. Acquisitions involve a number of risks including integration of the acquired company with ATK's operations and unanticipated liabilities or contingencies related to the acquired company. ATK cannot ensure that the expected benefits of any future acquisitions will be realized. Additionally, costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact ATK's operating results, financial condition, or cash flows.

ATK's profitability could be impacted by unanticipated changes in its tax provisions or exposure to additional income tax liabilities.

        ATK's business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting income tax expense and profitability. In addition, audits by income tax authorities could result in unanticipated increases in income tax expense.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        There are no unresolved staff comments as of the date of this report.

ITEM 2.    PROPERTIES

        Facilities.    As of March 31, 2008, ATK occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 19.3 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government.

        As of March 31, 2008, ATK's operating segments had significant operations at the following locations:

ATK Armament Systems	Mesa, AZ; Oroville, CA; Lewiston, ID; Anoka, MN; Independence, MO; Radford, VA; Onalaska, WI
ATK Launch Systems	Brigham City/ Promontory, UT; Magna, UT; Clearfield, UT
ATK Mission Systems
Commerce, CA; Corona, CA; Goleta, CA; San Diego, CA; Woodland Hills, CA; Clearwater, FL; Beltsville, MD; Elkton, MD; Elk River, MN; Plymouth, MN; Iuka, MS; Ronkonkoma, NY; Tullahoma, TN; Fort Worth, TX ; Clearfield, UT; Magna, UT; Rocket Center, WV
Corporate	Minneapolis, MN

        The following table summarizes the floor space occupied by each operating segment as of March 31, 2008:

	Owned	Leased	Government Owned(1)	Total
	(thousands of square feet)
ATK Armament Systems	1,611	91	6,362	8,064
ATK Launch Systems	5,215	822	767	6,804
ATK Mission Systems	670	2,752	874	4,296
Corporate	—	105	—	105

Total	7,496	3,770	8,003	19,269
Percentage of total	39%	20%	41%	100%

(1)
These facilities are occupied rent-free under facilities contracts that generally require ATK to pay for all utilities, services, and maintenance costs.

        Land.    ATK also uses land that it owns or leases for assembly, test, and evaluation, including in Brigham City, Corrine, and Magna, UT, which is used by ATK Launch Systems and ATK Mission Systems; and in Elk River, MN and Socorro, NM, which is used by ATK Mission Systems.

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

        On June 20, 2006, ATK was informed that the United States Department of Justice ("DOJ") had opened a civil investigation into ATK's LUU series illuminating flares. ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products. Further details regarding the investigation were not provided to ATK. On or about March 13, 2007, ATK received notice, for the first time, that the source and basis of the Government's investigation was a qui tam complaint filed in federal court in Utah on or about April 10, 2006 by a former employee. Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007. On December 13, 2007, ATK filed a motion to dismiss the complaint. The court denied the motion on May 14, 2008. ATK has 30 days from the date of the court's ruling to file its answer to the amended complaint.

        ATK denies any allegations of improper conduct. Based on what is known to ATK about the subject matter of the DOJ investigation and the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct. Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition, or cash flows. Some potential, however, does remain for an adverse judgment that could be material to ATK's financial condition, results of operations, or cash flows. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

        Environmental Liabilities.    ATK's operations and ownership or use of real property are subject to a number of federal, state, and local laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. Due in part to their complexity and pervasiveness, such laws and regulations have resulted in ATK being involved with a number of related legal proceedings, claims, and remediation obligations. ATK routinely assesses, based on in-depth studies, expert analyses, and legal reviews, its contingencies, obligations, and commitments for remediation of contaminated sites and past practices, including assessments of ranges and probabilities of recoveries from other responsible parties. ATK's policy is to accrue and charge to expense in the current period any identified exposures related to environmental liabilities based on estimates of investigation, cleanup, monitoring, and resource restoration costs to be incurred.

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

        The description of certain environmental matters contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contingencies" is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        ATK's common stock is listed and traded on the New York Stock Exchange under the symbol "ATK". The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Fiscal 2008:
Quarter ended March 31, 2008	$115.41	$95.00
Quarter ended December 30, 2007	120.90	106.37
Quarter ended September 30, 2007	115.95	98.32
Quarter ended July 1, 2007	102.81	87.70
Fiscal 2007:
Quarter ended March 31, 2007	91.12	77.78
Quarter ended December 31, 2006	83.41	75.50
Quarter ended October 1, 2006	82.99	75.36
Quarter ended July 2, 2006	84.90	74.41

        The number of holders of record of ATK's common stock as of May 16, 2008, was 8,181.

        ATK has never paid cash dividends on its common stock. ATK's dividend policy is reviewed by the Board of Directors from time to time as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be restricted by covenants contained in ATK's 6.75% Senior Subordinated Notes and Senior Credit Facility (as described under "Liquidity and Capital Resources" in Item 7 of this report). As of March 31, 2008, ATK's 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2008, this limit was approximately $224 million. As of March 31, 2008, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which, among other items, would allow payments for future share repurchases, as long as ATK maintains certain senior debt limits, with an annual limit, when those debt limits are not met, of $50 million plus proceeds of any equity issuances plus 50% of net income since March 29, 2007. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.

Equity Compensation Plan Information

        The following table gives information about ATK's common stock that may be issued upon the exercise of options, warrants and rights under each of ATK's existing equity compensation plans as of March 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan	938,255	$60.86	99,372	(1)
Non-Employee Director Restricted Stock Plan	N/A	N/A	12,956	(1)
2005 Stock Incentive Plan	33,950	76.23	1,182,224	(2)
Equity compensation plans not approved by security holders:
2000 Stock Incentive Plan	196,719	42.12	—

Total	1,168,924	$58.16	1,294,552

(1)
Shares reserved for payment of deferred stock units in accordance with the terms of the plan. No additional awards may be granted under this plan.

(2)
Includes 151,346 shares reserved for issuance in connection with outstanding performance awards which were issued in April 2008 as the specified performance criteria was satisfied as of March 31, 2008. Also includes 61,512 shares that have been deferred and are therefore reserved for payment of deferred stock units and 540,471 shares reserved for issuance under outstanding performance share awards, which shares will be issued only if specified performance goals are achieved. Under the plan, no more than 1,500,000 shares are available for performance awards, restricted stock awards, restricted stock units, dividend equivalents, and stock awards, and of that number only 50,000 shares may be issued as stock awards. No more than 76,618 shares in the aggregate may be granted pursuant to awards to non-employee directors of ATK.

        The 2000 Stock Incentive Plan (the "2000 Plan") is administered by the Personnel and Compensation Committee (the "P&C Committee") of ATK's Board of Directors. ATK stopped granting options and all other awards under the 2000 Plan in January 2004 and is only continuing the plan for the exercise, payment or forfeiture of awards granted in or before January 2004. Under the 2000 Plan, all employees (other than officers and directors), consultants, and independent contractors providing services to ATK or its affiliates were eligible to receive awards. The P&C Committee designated the participants who received awards, determined the types and amounts of awards granted, and determined the terms and conditions of awards granted, subject to the provisions of the 2000 Plan. The 2000 Plan provided for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards. Options granted under the 2000 Plan have an exercise price equal to the fair market value of ATK's common stock on the date of grant. Options granted under the 2000 Plan prior to January 2004 vested in three equal annual installments and have a term of 10 years. Options granted in January 2004 vested after three years and have a term of seven years. Options may vest immediately in the event of a change in control of ATK or in the event of a participant's death, disability or retirement. If an option holder's employment terminates, the option remains exercisable for a fixed period of time, as determined by the P&C Committee, up to the remainder of the option's term. Payment of the exercise price of an option may be made in cash or in shares of ATK common stock previously acquired by the option holder.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
December 31 - January 27	844	$98.76	—
January 28 - February 24	39	105.38	—
February 25 - March 31	138	104.00	—

Fiscal quarter ended March 31, 2008	1,021	$99.72	—	—

(1)
The 1,021 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock that were granted under ATK's incentive compensation plans.

(2)
On January 31, 2006, ATK's Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. Under that program ATK repurchased 1,315,104 shares for approximately $100 million during fiscal 2006 and 2,585,200 shares for approximately $202 million during fiscal 2007. During fiscal 2008, ATK repurchased 942,200 shares for approximately $100 million. The Board's authorization expired January 31, 2008. Therefore, as of March 31, 2008, there were no shares authorized to be repurchased.

        The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK's debt instruments as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Debt," is incorporated herein by reference.

STOCKHOLDER RETURN PERFORMANCE GRAPH

        The following graph compares, for the five fiscal years ended March 31, 2008, the cumulative total return for ATK common stock with the comparable cumulative total return of two indexes:

  •
  Standard & Poor's Composite 500 Index, a broad equity market index; and

  •
  Dow Jones U.S. Aerospace Index, a published industry index.

        The graph assumes that on April 1, 2003, $100 was invested in ATK common stock (at the closing price on the previous trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested. The graph indicates the dollar value of each hypothetical $100 investment as of March 31 in each of the years 2004, 2005, 2006, 2007, and 2008.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended March 31
(Amounts in thousands except per share data)	2008	2007	2006	2005	2004
Results of Operations
Sales	$4,171,725	$3,565,072	$3,216,142	$2,801,129	$2,366,193
Cost of sales	3,325,410	2,878,711	2,592,842	2,271,040	1,875,656

Gross profit	846,315	686,361	623,300	530,089	490,537
Operating expenses:
Research and development	68,333	61,533	51,506	39,117	28,936
Selling	131,068	99,687	85,123	68,811	67,204
General and administrative	216,386	185,413	159,522	137,169	117,334

Total operating expenses	415,787	346,633	296,151	245,097	213,474

Income before interest, income taxes, and minority interest	430,528	339,728	327,149	284,992	277,063
Interest expense, net(1)	(80,147)	(74,932)	(99,592)	(64,452)	(59,267)

Income before income taxes and minority interest	350,381	264,796	227,557	220,540	217,796
Income tax provision	127,658	80,217	73,271	66,549	55,041

Income before minority interest	222,723	184,579	154,286	153,991	162,755
Minority interest, net of income taxes	376	451	404	451	450

Net income	$222,347	$184,128	$153,882	$153,540	$162,305

Earnings per common share:
Basic	$6.75	$5.43	$4.19	$4.09	$4.22

Diluted	$6.32	$5.32	$4.11	$4.03	$4.14

Financial Position
Net current assets	$617,029	$525,746	$348,507	$401,674	$377,294
Net property, plant, and equipment	492,336	454,748	453,958	456,310	465,786
Total assets(3)	3,196,194	2,874,682	2,901,980	3,015,810	2,800,744
Long-term debt (including current portion)	1,455,000	1,455,000	1,125,596	1,134,045	1,084,294
Total stockholders' equity(2)(3)	741,108	557,881	628,358	686,359	564,200
Other Data
Depreciation and amortization of intangible assets	$77,486	$76,152	$78,334	$78,586	$63,923
Capital expenditures	100,709	81,086	65,352	62,600	58,754
Gross margin (gross profit as a percentage of sales)	20.3%	19.3%	19.4%	18.9%	20.7%

(1)
In fiscal 2006, ATK made a cash tender offer for its outstanding $400 million principal aggregate amount 8.50% Senior Subordinated Notes. Fiscal 2006 interest expense reflects $18.8 million for the premium to extinguish the debt, $7.1 million related to deferred financing costs that were written off, and $6.0 million for termination of the related interest-rate swaps.

(2)
In fiscal 2007, ATK adopted the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS No. 158"), which required recognition of the funded status of defined benefit pension and other postretirement plans, with a corresponding after-tax adjustment to accumulated other comprehensive loss. The adoption of SFAS No. 158 resulted in a net $368.8 million decrease in total stockholders' equity. See Note 8 to the consolidated financial statements.

(3)
In fiscal 2008, ATK adopted the measurement provisions of SFAS No. 158 and remeasured its defined benefit pension and other postretirement plan assets and benefit obligations. The after-tax cumulative effect changes of this adoption included a net decrease in total stockholders' equity of $38.6 million and an increase of $30.7 million in total assets. See Note 8 to the consolidated financial statements.

See Note 2 to the consolidated financial statements for a description of acquisitions made since the beginning of fiscal 2006.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

Forward-Looking Information is Subject to Risk and Uncertainty

        Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give ATK's current expectations or forecasts of future events. Words such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions are used to identify forward-looking statements. From time to time, ATK also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements ATK makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

  •
  reductions or changes in NASA or U.S. Government military spending and budgetary policies and sourcing strategy,

  •
  increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

  •
  the potential termination of U.S. Government contracts,

  •
  government laws and other rules and regulations applicable to ATK, such as procurement and import-export control,

  •
  the novation of U.S. Government contracts,

  •
  other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

  •
  changes in cost estimates and/or timing of programs,

  •
  costs of servicing ATK's debt, including cash requirements and interest rate fluctuations,

  •
  intense competition,

  •
  performance of ATK's subcontractors,

  •
  supply, availability, and costs of raw materials and components, including commodity price fluctuations,

  •
  development of key technologies and retention of a qualified workforce,

  •
  fires or explosions at any of ATK's facilities,

  •
  environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

  •
  actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, and health care cost trend rates,

  •
  greater risk associated with international business,

  •
  results of acquisitions,

  •
  costs incurred for pursuits and proposed acquisitions that have not yet or may not close, and

  •
  unanticipated changes in the tax provision or exposure to additional tax liabilities.

        This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact ATK's business. Additional information regarding certain of these factors is contained in Item 1A of this report and may also be contained in ATK's filings with the Securities and Exchange Commission on Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.

Overview

        ATK is a premier aerospace and defense company and leading supplier of products to the U.S. government, allied nations, and prime contractors. ATK is also a major supplier of ammunition and related accessories to law enforcement agencies and commercial customers.. ATK is headquartered in Minneapolis, Minnesota and has operating locations throughout the United States.

        As of March 31, 2008, ATK had three segments: ATK Armament Systems, ATK Launch Systems, and ATK Mission Systems.

  •
  ATK Armament Systems, which generated 35% of ATK's external sales in fiscal 2008, produces military ammunition and gun systems; commercial products; and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

  •
  ATK Launch Systems, which generated 29% of ATK's external sales in fiscal 2008, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. Other products include ordnance, such as decoy and illuminating flares.

  •
  ATK Mission Systems, which generated 36% of ATK's external sales in fiscal 2008, operates in four areas: Weapon Systems, Aerospace Systems, Space Systems, and Technical Services.

        Effective April 1, 2008, ATK realigned its business operations. As a result of this realignment, ATK Mission Systems was divided into ATK Mission Systems and ATK Space Systems. ATK also renamed ATK Ammunition Systems to ATK Armament Systems to better reflect the breadth of its business. The name change had no impact on the historical numbers reported. Following this realignment, ATK has four segments: ATK Armament Systems, ATK Launch Systems, ATK Mission Systems, and ATK Space Systems. The April 1, 2008 realignment of ATK Mission Systems is not reflected in the information contained in this report.

        As a supplier to the U.S. aerospace and defense industry, ATK is dependent on funding levels of the U.S. Department of Defense ("DoD") and NASA. The U.S. defense industry has experienced significant changes over the past few years. During the 1990s, the DoD budget declined, however that trend has reversed during the 2000s due to continuing geopolitical uncertainties. While the DoD's budget for procurement and research, development, test, and evaluation continues to grow each year, the degree of future growth is not known and it may slow or even contract. However, ATK believes it is well positioned in this budget environment to maintain or even increase its relative participation in the DoD budget, as it derives the majority of its DoD sales from products that are consumed (and then reprocured) in both tactical and training operations. ATK anticipates that, to the extent that future budget pressures mount, the majority of budget cuts would come in the areas where the DoD is developing new "platforms"—the vehicles used to deliver the weapons, including ships, aircraft, tanks and helicopters. Much of ATK's product portfolio is "platform independent," meaning it can be used in the legacy platforms of today, as well as in the platforms being developed for future use. Therefore, if and when these future platform development programs come under budget pressures, ATK believes that it has limited exposure, relative to its industry peers.

        ATK management believes that the key to ATK's continued success is to focus on performance, simplicity, and affordability, and that ATK's future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures on procurement and research and development accounts mount. ATK will concentrate on developing systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks. ATK's transformational weapons such as its Precision Guided Mortar Munition, Advanced Anti-Radiation Guided Missile, and the Precision Guidance Kit are aimed squarely at this growing market. At the same time, ATK believes it is on the leading edge of technologies essential to "generation after next" weapons and platforms—advanced sensor/seeker integration, directed energy, weapon data links, high-speed, long-range projectiles, thermal-resistant materials, reactive materials, and scramjet engines are examples.

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

Revenue Recognition

        Long-Term Contracts—Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer acceptance ("units-of-delivery"). The majority of ATK's total revenue is accounted for using the cost-to-cost method of accounting.

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

        Contracts may contain provisions to earn incentive and award fees if specified targets are achieved. Incentive and award fees that can be reasonably estimated and are probable are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.

        The complexity of the estimation process and all issues related to assumptions, risks, and uncertainties inherent with the application of the cost-to-cost method of accounting affect the amounts reported in ATK's financial statements. A number of internal and external factors affect the cost of sales estimates, including labor rate and efficiency variances, overhead rate estimates, revised estimates of warranty costs, estimated future material prices, and customer specification and testing requirement changes. If business conditions were different, or if ATK had used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in ATK's financial statements. In the past, ATK's estimates and assumptions have been materially accurate.

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

Environmental Remediation and Compliance

        Costs associated with environmental compliance and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation, resource restoration, and monitoring costs relating to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial and resource restoration activities when they are probable and the cost can be reasonably estimated. As of March 31, 2008, the estimated discounted range of reasonably possible costs of environmental remediation, excluding potential recoveries as discussed under the "Contingencies" heading below, was $56,373 to $91,191.

        ATK's engineering, financial, and legal specialists estimate, based on current law and existing technologies, the cost of each environmental liability. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where ATK may be jointly and severally liable. ATK's estimates for environmental obligations are dependent on, and affected by, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, changes in environmental laws and regulations, future technological developments, and the timing of expenditures. Accordingly, such estimates could change materially as ATK periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

Employee Benefit Plans

        Defined Benefit Pension Plans.    ATK's noncontributory defined benefit pension plans (the "Plans") cover substantially all employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but do receive an employer contribution through a defined contribution plan. Plans provide either pension benefits based on employee annual pay levels and years of credited service or based on stated amounts for each year of credited service. ATK funds the Plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for ATK are held in a trust and are invested in a diversified portfolio of equity investments, fixed income investments, real asset investments (i.e. real estate, timber and energy investments), hedge funds, and cash. For certain Plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements.

        ATK also sponsors supplemental executive retirement plans which provide certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax qualified pension plans.

        ATK recorded pension expense for the Plans of $50,193 in fiscal 2008, a decrease of $20,797 from $70,990 of pension expense recorded in fiscal 2007. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table sets forth ATK's assumptions used in determining pension expense for fiscal 2008, 2007, and 2006, and projections for fiscal 2009:

	Years Ending March 31
	2009	2008	2007	2006
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	9.00%
Discount rate	6.80%	6.10%	5.80%	5.90%
Rate of compensation increase:
Union	3.75%	3.50%	3.00%	3.00%
Salaried	3.95%	3.73%	3.25%	3.25%

        In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK's own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. The expected long-term rate of return of 9.0% used in fiscal 2008 for the Plans was based on an asset allocation assumption of 51% in equity investments, with an expected long-term rate of return of 10.8%; 24% in fixed income investments, with an expected long-term rate of return of 5.3%; 10% in real estate/real asset investments with an expected long-term rate of return of 9.0%; and 15% in hedge fund investments with an expected long-term rate of return of 9.0%. The actual return in any fiscal year will likely differ from ATK's assumption, but ATK estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.

        In determining its discount rate, ATK uses the current investment yields on high-quality corporate bonds (rated AA or better) that coincide with the cash flows of the estimated benefit payouts from ATK's plans. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of the respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate. The discount rate was 6.80%, 6.10% and 5.80% at March 31, 2008, March 31, 2007, and December 31, 2005, respectively. The discount rate as of March 31 impacts the following fiscal year's pension expense.

        Future actual pension expense can vary significantly depending on future investment performance, changes in future discount rates, legally required plan changes, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate, compensation increase, and/or expected rate of return for fiscal 2009 were different, the impact on fiscal 2009 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2009 pension expense by approximately $6,500; each 0.25% change in the rate of compensation increase would change fiscal 2009 pension expense by approximately $4,500; each 0.25% change in the expected rate of return on plan assets would change fiscal 2009 pension expense by approximately $5,400.

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

        ATK did not make any contributions to the qualified pension trust fund during fiscal 2008. ATK distributed $4,136 directly to retirees during fiscal 2008. ATK does not expect to make qualified pension plan trust contributions in fiscal 2009, and there is no minimum amount legally required for the year. ATK expects to make distributions directly to retirees of approximately $4,000 in fiscal 2009.

A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS No. 158"), which required recognition of the funded status of defined benefit pension and other postretirement plans, with a corresponding after-tax adjustment to accumulated other comprehensive loss. Due to the adoption of these provisions of SFAS No. 158, differences between actual and expected returns on assets, changes in assumptions, and changes in plan provisions could significantly increase or decrease stockholders' equity.

        Effective April 1, 2007, ATK adopted the measurement provisions of SFAS No. 158 which required ATK to remeasure its Plan assets and benefit obligations as of March 31. Prior to that adoption, ATK remeasured its Plan assets and benefit obligations as of December 31. Other than a change in the discount rate from 5.90% to 6.10%, the assumptions used to remeasure the assets and liabilities remained unchanged from fiscal 2007. The after-tax cumulative effect changes of this adoption included a decrease of approximately $9,000 in retained earnings, a decrease of approximately $47,600 in accumulated other comprehensive loss, an increase of approximately $30,700 in total assets, and a decrease of approximately $7,900 in total liabilities.

        Other Postretirement Benefits.    ATK also provides postretirement health care benefits and life insurance coverage to certain employees and retirees.

        The following table sets forth ATK's assumptions used to determine net periodic benefit cost for other postretirement benefit ("PRB") plans for fiscal 2008, 2007, and 2006, and projections for fiscal 2009:

	Years Ending March 31
	2009	2008	2007	2006
Expected long-term rate of return on plan assets:
Held solely in fixed income investments	6.00%	6.00%	6.00%	6.00%
Held in pension master trust and fixed income investments	8.00%	8.00%	8.00%	8.00%
Discount rate	6.80%	6.10%	5.80%	5.90%
Weighted average initial health care cost trend rate	7.20%	7.30%	7.20%	7.00%

        Health care cost trend rates are set specifically for each benefit plan and design. Health care cost trend rates used to determine the net periodic benefit cost for employees during fiscal 2008 were as follows: under age 65 was 8.0%; employees over age 65 was 6.5%; and the prescription drug portion was 13.0%.

        The rates to which the health care cost trend rates are assumed to decline (the ultimate trend rates) are as follows:

Health care cost trend rate for employees under 65	5.5%
Health care cost trend rate for employees over 65	5.0%
Health care cost trend rate for prescription drugs	7.0%
Weighted average health care cost trend rate	5.4%

        Each category of cost declines at a varying rate. The ultimate trend rate will be reached in fiscal 2014 for employees under age 65, in fiscal 2016 for employees over age 65, and in fiscal 2017 for prescription drugs.

        In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2008, approximately 34% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$654	$(581)
Effect on postretirement benefit obligation	9,642	(8,567)

        ATK made other PRB plan contributions of $15,549 in fiscal 2008 and expects to make contributions of approximately $15,500 in fiscal 2009.

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) reduced ATK's accumulated projected benefit obligation ("APBO") measured as of December 31, 2005. One of ATK's other PRB plans is actuarially equivalent to Medicare, but ATK does not believe that the subsidies it will receive under the Act will be significant. Because ATK believes that participation levels in its other PRB plans will decline, the impact to ATK's results of operations in any period has not been and is not expected to be significant.

        Defined Contribution Plan.    ATK also sponsors a 401(k) defined contribution plan. Participation in this plan is available to substantially all employees.

Income Taxes

        Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. ATK periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that ATK's tax position will be sustained, the company records its best estimate of the resulting tax liability and any applicable interest and penalties in the consolidated financial statements. To the extent ATK's assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. It is ATK's policy to record any interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes.

Acquisitions and Goodwill

        In accordance with SFAS 141, Business Combinations, ATK uses the purchase method of accounting to account for its acquisitions, and, accordingly, the results of acquired businesses are included in ATK's consolidated financial statements from the date of acquisition. The purchase price for acquisitions is allocated to the acquired assets and liabilities based on fair value. Estimates are used in determining the fair value and estimated remaining lives of intangible assets until the final purchase price allocation is completed. Actual fair values and remaining lives of intangible assets may vary from those estimates. The excess purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

        In accordance with SFAS 142, Goodwill and Other Intangible Assets, ATK tests goodwill and intangible assets with indefinite lives for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment. Goodwill impairment testing under SFAS 142 is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. ATK estimates the fair values of the related operations using discounted cash flows. If the fair value is determined to be less than the carrying value, a second step would be performed to determine the amount of impairment. SFAS 142 requires that goodwill be tested as of the same date every year; ATK's annual testing date is the first day of its fourth fiscal quarter. ATK has not recorded any goodwill or intangible asset impairment charges under SFAS 142. Under the valuation techniques and approach applied by ATK in its SFAS 142 analysis, a change in key assumptions, such as the discount rate and projected future cash flows, could significantly impact the results of the assessment.

        In January 2008, ATK announced its intent to acquire the Information Systems and Geospatial Information Services businesses of MacDonald, Dettwiler and Associates Ltd. ("MDA") for $1,325,000 (CAD). Subsequent to fiscal year end, ATK received notice that the Canadian Minister of Industry had disapproved the sale. Canadian regulatory approval was a condition to the closing of this transaction under the terms of the purchase agreement As a result, ATK recorded a charge of $6,567 for transaction-related expenses during the fourth quarter of fiscal year 2008.

        On June 8, 2007, ATK acquired Swales Aerospace ("Swales"), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195, net of cash acquired. ATK believes that the acquisition strengthens ATK's satellite components, subsystems and small spacecraft portfolios and further increases ATK's position as a supplier to the U.S. Government and industry. ATK also believes the acquisition will enhance ATK's systems engineering as ATK pursues strategic initiatives in space exploration programs. Headquartered in Beltsville, Maryland, Swales employs approximately 650 people and is included in ATK Mission Systems.

        ATK did not make any acquisitions during fiscal 2007 or fiscal 2006.

Results of Operations

        The following information should be read in conjunction with ATK's consolidated financial statements. The key performance indicators that ATK's management uses in managing the business are sales, income before interest and income taxes, and cash flows.

Fiscal 2008

Sales

        The following is a summary of each operating segment's external sales:

	Years Ended March 31
	2008	2007	$ Change	% Change
ATK Armament Systems	$1,476,716	$1,276,228	$200,488	15.7%
ATK Launch Systems	1,217,461	1,078,194	139,267	12.9%
ATK Mission Systems	1,477,548	1,210,650	266,898	22.0%

Total external sales	$4,171,725	$3,565,072	$606,653	17.0%

        The increase in sales was driven by the acquisition of Swales during fiscal 2008 and organic growth in the existing businesses.

        ATK Armament Systems.    The increase in sales was driven by:

    •
    an increase of $101,700 in commercial products due to an increase in volume of domestic, law enforcement, OEM, and international sales, along with price increases,

    •
    an increase of $50,500 in medium-caliber guns and ammunition due to various new programs, and

    •
    a $44,000 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements.

        ATK Launch Systems.    The increase in sales was due to:

    •
    an increase of $133,600 on Ares I,

    •
    an increase of $41,900 on the new launch abort system for the Orion Crew Exploration Vehicle (CEV),

    •
    an $8,000 increase due to higher demand for Castor® rocket motor systems and favorable contract performance, and

    •
    a $6,500 increase due to the resolution of a prior year overhead rate matter.

        These increases were partially offset by:

    •
    a decrease of $18,000 due to decreased volumes of U.S. Air Force sales,

    •
    a decrease of $15,700 on the Space Shuttle program due to synergies with the Ares I program,

    •
    a reduction of $7,000 due to production delays in decoys and flares, and

    •
    a $6,000 benefit related to favorable contract performance on the GEM motors that was recognized in the prior year.

        ATK Mission Systems.    The increase in sales was driven by:

    •
    an increase of $133,600 due to the acquisition of Swales during fiscal 2008,

    •
    a $34,900 increase due to the new contract for the attitude control motor for the CEV launch abort system,

    •
    an increase of $26,200 in missile defense, primarily due to increased volume on the Standard Missile-3 program,

    •
    an increase of $24,000 in composite structures due to a new program transitioning in to low-rate production,

    •
    an increase of $23,500 in aircraft integration due to increased demand and new program awards,

    •
    an increase of $23,100 for defense electronics due to increased demand and new programs,

    •
    a $20,500 increase in apertures and radomes due to increased volume,

    •
    a $16,700 increase in barrier systems, due to the Spider advanced munition program transitioning to production,

    •
    an increase of $12,700 for higher volume of solar array and deployable satellite components, and

    •
    an increase of $11,000 due to increased volume on the Shielder anti-tank barrier system.

        These increases were partially offset by:

    •
    a $19,800 decline in technical services due to decreased orders,

    •
    a $19,400 decrease in missile systems, specifically the Advanced Anti-radiation Guided Missile (AARGM) due to program timing,

    •
    a decrease of $16,700 in fuzes due to completion of a fuze program, and

    •
    a $9,400 decrease due to the absence of a small composites business that was sold at the end of fiscal 2007.

Gross Profit

	Years Ended March 31
	2008	As a % of Sales	2007	As a % of Sales	Change
Gross profit	$846,315	20.3%	$686,361	19.3%	$159,954

        The increase in gross profit was driven by higher sales along with a reduction in pension expense and increased operating efficiencies across all operating segments.

Operating Expenses

	Years Ended March 31
	2008	As a % of Sales	2007	As a % of Sales	Change
Research and development	$68,333	1.6%	$61,533	1.7%	$6,800
Selling	131,068	3.1%	99,687	2.8%	31,381
General and administrative	216,386	5.2%	185,413	5.2%	30,973

Total	$415,787	10.0%	$346,633	9.7%	$69,154

        Operating expenses increased primarily due to higher selling expenses consistent with higher sales, specifically within the commercial products business, increased program proposal efforts primarily within ATK Mission Systems, and the acquisition of Swales. General and administrative expenses were up as a result of a $6,567 charge for transaction-related costs related to the Canadian government's disapproval of the acquisition of MDA, discussed above, increased spending including higher headcount to support increasing sales partially offset by the absence of a charge of $9,300 related to the termination of an internal information systems project which occurred in fiscal 2007. Research and development expenses were up due to increased spending on major launch vehicle programs within ATK Launch Systems.

Income before Interest, Income Taxes, and Minority Interest

	Years Ended March 31
	2008	2007	Change
ATK Armament Systems	$139,603	$112,614	$26,989
ATK Launch Systems	171,857	147,340	24,517
ATK Mission Systems	150,166	114,566	35,600
Corporate	(31,098)	(34,792)	3,694

Total	$430,528	$339,728	$90,800

        The increase in income before interest, income taxes, and minority interest was due to higher sales and a reduction in pension expense, partially offset by increased operating expenses as discussed above. Significant changes within the operating segments are also described below.

        ATK Armament Systems.    The increase relates to higher sales in all areas along with margin improvement in the TNT program which incurred start up costs in the prior year, partially offset by an increase in the cost of materials.

        ATK Launch Systems.    The increase was mainly due to higher sales on Ares I and the launch abort system along with the resolution of a prior year overhead rate matter, as discussed above. These increases were partially offset by favorable contract performance on the GEM motors that was recognized in the prior year.

        ATK Mission Systems.    The increase was driven by organic growth as well as the acquisition of Swales, as discussed above, and improved contract performance in defense electronics, force protection, and missile defense. These increases were partially offset by cost growth due to technical issues and schedule delays in missile systems, bus structures, and space launch vehicle structures as well as increased program proposal efforts.

        Corporate.    The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the elimination of intercompany profits, and stock option expense. The decrease is primarily due to a charge of $9,300 related to the termination of an internal information systems project in fiscal 2007 partially offset by the $6,567 charge for transaction-related costs in fiscal 2008, discussed above.

Net Interest Expense

        Net interest expense for fiscal 2008 was $80,147, an increase of $5,215 compared to $74,932 in fiscal 2007. The increase was primarily due to the accelerated noncash write-off of $5,600 of debt issuance costs during fiscal 2008 discussed below in the "Liquidity and Capital Resources" section under the heading "Debt".

Income Tax Provision

	Years Ended March 31
	2008	Effective Rate	2007	Effective Rate	Change
Income tax provision	$127,658	36.4%	$80,217	30.3%	$47,441

        ATK's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2008 of 36.4% differs from the federal statutory rate of 35% due to state income taxes and other provision adjustments which increased the effective rate, and the following items which decreased the rate: domestic manufacturing deduction ("DMD"), research and development ("R&D") tax credits, and changes in previous contingencies.

        The effective tax rate for fiscal 2007 of 30.3% differs from the federal statutory rate of 35% due to state income taxes which increased the effective rate, and the following items which decreased the rate: the tax benefit from the favorable resolution of federal and state audit issues, extraterritorial income ("ETI") exclusion tax benefits, R&D tax credits, DMD, other provision adjustments, and a decrease in the valuation allowance.

        ATK or one of its subsidiaries files income tax returns in the United States ("U.S.") federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service has completed the audits of ATK through fiscal 2006.

        As of March 31, 2008 and April 1, 2007, the total amount of unrecognized tax benefits was $19,561 and $16,244, respectively, of which $16,819 and $13,554, respectively, would affect the effective tax rate, if recognized. In the next 12 months it is reasonably possible that the gross liability for unrecognized tax benefits will decrease by $1,602 primarily as a result of the lapsing of statutes of limitations.

        At March 31, 2008, ATK had gross deferred tax assets of $616,989, including $5,932 of state credit carryforwards and $6,386 of state loss carryforwards, which are subject to various limitations and will expire if unused within their respective carryforward periods. ATK has assessed the likelihood that the deferred tax assets will be realized in future years based on projected taxable income and, to the extent that recovery is not more likely than not, a valuation allowance has been established. The valuation allowance of $2,908 at March 31, 2008 relates to certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration.

        The federal R&D tax credit expired on December 31, 2007. Congress is currently considering bills that would extend the credit. If the federal R&D tax credit is not retroactively enacted there could be an unfavorable impact on ATK's fiscal 2009 effective income tax rate.

Minority Interest

        The minority interest represents the minority owner's portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. ("COI") and is consolidated into ATK's financial statements.

Net Income

        Net income for fiscal 2008 was $222,347, an increase of $38,219 compared to $184,128 in fiscal 2007. The increase was due to an increase of $159,954 in gross profit, offset by increases in operating expenses of $69,154, income tax provision of $47,441, and net interest expense of $5,215.

Fiscal 2007

Sales

        The following is a summary of each operating segment's external sales:

	Years Ended March 31
	2007	2006	$ Change	% Change
ATK Armament Systems	$1,276,228	$1,105,373	$170,855	15.5%
ATK Launch Systems	1,078,194	954,369	123,825	13.0%
ATK Mission Systems	1,210,650	1,156,400	54,250	4.7%

Total external sales	$3,565,072	$3,216,142	$348,930	10.8%

        The increase in sales was driven by organic growth in many of the existing businesses.

        ATK Armament Systems.    The increase in sales was driven by:

    •
    a $68,700 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements,

    •
    an increase of $57,400 in commercial products due to an increase in volume of domestic, law enforcement, OEM, and government sales, and

    •
    an increase of $49,200 in medium-caliber guns and ammunition due to various programs that were not in active production during fiscal 2006.

        ATK Launch Systems.    The increase in sales was due to:

    •
    an increase of $86,300 on Ares I, which was a new program in fiscal 2007,

    •
    a $27,500 increase in Trident II Missile program and related technology contracts as well as an increase in demand for flares and decoys,

    •
    a $20,000 increase on the Minuteman III Propulsion Replacement program mainly due to the timing of material purchases and higher orders for repair and replacement work,

    •
    an increase of $9,500 due to higher demand for CASTOR® rocket motor systems, and

    •
    a $6,400 increase due to increased production on the Kinetic Energy Interceptor.

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

        ATK Mission Systems.    The increase in Group sales was driven by:

    •
    an increase of $31,900 in aircraft integration as a result of new program awards,

    •
    an increase of $22,900 in commercial and military aircraft structures due to new program wins during fiscal 2007, primarily the fan containment case for GEnx, and increased production on existing programs,

    •
    a net increase of $22,500 on missile defense programs, primarily Standard Missile-3, due to increased production volume and a successful flight intercept test,

    •
    an increase of $14,800 in electronic warfare systems due to higher volume and timing of milestones achieved on the AAR-47 missile warning system and its derivatives,

    •
    a net increase of $11,500 in force protection systems due to increased volume on new programs as well as new program wins during fiscal 2007 replacing the decrease due to the completion of existing programs, and

    •
    a net increase of $5,600 in tank ammunition, primarily due to increased demand and timing of production on various large caliber tactical tank ammunition programs, partially offset by declines on tactical tank ammunition sold to international customers.

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

        The increase in gross profit was driven by higher sales along with improved margin rates within ATK Launch Systems due to favorable performance on strategic programs. These items were partially offset by an increase in pension costs and decreased margin rate within ATK Armament Systems as a result of lower margins on the TNT program along with higher raw material costs.

Operating Expenses

	Years Ended March 31
	2007	As a % of Sales	2006	As a % of Sales	Change
Research and development	$61,533	1.7%	$51,506	1.6%	$10,027
Selling	99,687	2.8%	85,123	2.6%	14,564
General and administrative	185,413	5.2%	159,522	5.0%	25,891

Total	$346,633	9.7%	$296,151	9.2%	$50,482

        Operating expenses increased primarily due to higher sales along with increased discretionary research and development activity within ATK Launch Systems and increased program proposal efforts within ATK Mission Systems. General and administrative expenses increased due to a charge of $9,300 related to the termination of an internal information systems project in fiscal 2007 along with increased headcount and other compensation-related costs including stock option expense of $7,011 as a result of the adoption of SFAS 123(R), Share-Based Payments.

Income before Interest, Income Taxes, and Minority Interest

	Years Ended March 31
	2007	2006	Change
ATK Armament Systems	$112,614	$109,283	$3,331
ATK Launch Systems	147,340	133,607	13,733
ATK Mission Systems	114,566	97,438	17,128
Corporate	(34,792)	(13,179)	(21,613)

Total	$339,728	$327,149	$12,579

        The increase in income before interest, income taxes, and minority interest was due to higher sales partially offset by an increase in pension expense, headcount and other compensation-related costs. The increase was also driven by certain program-related changes within the operating segments as described below.

        ATK Armament Systems.    The increase relates to higher sales, including higher medium-caliber gun sales, which have higher margins, and the lack of lower margin programs within medium-caliber ammunition that were closed out in fiscal 2006. These increases were partially offset by a margin decline in the TNT program.

        ATK Launch Systems.    The increase was mainly due to increased volume, including Ares I, along with favorable contract performance on strategic programs, partially offset by lower margins on the Orion program as a result of favorable contract close-outs recognized in fiscal 2006 along with increased discretionary research and development activity.

        ATK Mission Systems.    The increase relates to improved margins on large caliber tactical tank ammunition programs, the absence of a fuze restructure charge that was included in fiscal 2006, an award fee tied to a successful flight intercept test along with increased volume on the Standard Missile-3 program, and improved margins on aircraft integration and technical services. These increases were partially offset by lower sales volume within precision munitions and increased spending on program proposal efforts, as discussed above.

        Corporate.    The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters and the elimination of intercompany profits. The increase is primarily due to a charge of $9,300 related to the termination of an internal information systems project in fiscal 2007 along with stock option expense recorded under SFAS 123(R) of $7,011.

Net Interest Expense

        Net interest expense for fiscal 2007 was $74,932, a decrease of $24,660 compared to $99,592 in fiscal 2006. During fiscal 2006 ATK repaid the majority of its 8.50% Senior Subordinated Notes and issued 6.75% Senior Subordinated Notes. As a result, ATK's fiscal 2006 interest expense included the following items related to these financing activities:

  •
  $18,849 premium paid to holders of the 8.50% Notes,

  •
  $7,100 write-off of deferred costs from the issuance of the 8.50% Notes, and

  •
  net expense of $6,000 due to the termination of the related interest rate swaps.

Income Tax Provision

	Years Ended March 31
	2007	Effective Rate	2006	Effective Rate	Change
Income tax provision	$80,217	30.3%	$73,271	32.2%	$6,946

        The effective tax rate for fiscal 2007 of 30.3% differs from the federal statutory rate of 35% due to state income taxes which increased the effective rate, and the following items which decreased the rate: ETI exclusion tax benefits, DMD, R&D tax credits, the tax benefit from the favorable resolution of federal and state audit issues, and a decrease in the valuation allowance. During fiscal 2007, ATK recognized $6,863 of previously established reserves as the result of a settlement reached with the IRS and related changes in estimates of federal and state tax reserve requirements. In addition, the valuation allowance was decreased by $329 because the amount of state carryforward benefits expected to be utilized before expiration increased primarily due to changes in projected taxable income.

        The effective tax rate for fiscal 2006 of 32.2% differs from the federal statutory rate of 35% due to state income taxes and an increase in the valuation allowance, both of which increased the effective rate, and the following items which decreased the rate: ETI exclusion tax benefits, DMD, R&D tax credits, and the tax benefit from the favorable resolution of federal and state audit issues. During fiscal 2006, ATK recognized $3,188 of previously established reserves due to a settlement reached with the IRS and related changes in estimates of federal and state tax reserve requirements. In addition, the valuation allowance was increased by $316 because the amount of state carryforward benefits expected to be utilized before expiration decreased primarily due to changes that occurred in fiscal 2006 to ATK's legal entity structure.

Minority Interest

        The minority interest represents the minority owner's portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with COI and is consolidated into ATK's financial statements.

Net Income

        Net income for fiscal 2007 was $184,128, an increase of $30,246 compared to $153,882 in fiscal 2006. The increase was due to an increase of $63,061 in gross profit and decrease in net interest expense of $24,660, offset by increases in operating expenses of $50,482 and income tax provision of $6,946.

Cash Flows

Fiscal 2008

	Years Ended March 31
	2008	2007	Change
Cash flows provided by operating activities	$382,751	$44,468	$338,283
Cash flows used for investing activities	(204,032)	(80,483)	(123,549)
Cash flows (used for) provided by financing activities	(75,039)	43,018	(118,057)

Net cash flows	$103,680	$7,003	$96,677

        Cash provided by operating activities totaled $382,751, compared to $44,468 in the prior year. The increase was primarily due to a decrease in pension contributions of $402,905 and an increase in net income of $38,219 over the prior year period.

        These improvements were partially offset by an increase in cash paid for taxes of $87,372 primarily as a result of the funding of the pension plan during fiscal 2007 and timing of the related cash tax benefits. There was also a $4,932 increase in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) due to liquidation of contract advances received in the prior year and increasing sales driving higher accounts receivable balances, offset by higher accounts payable in connection with higher sales and timing of payment to vendors.

        Cash used for investing activities totaled $204,032 compared to $80,483 in the prior year primarily as a result of the acquisition of Swales Aerospace for $101,195 during fiscal 2008, as discussed above, and a $19,623 increase in capital expenditures to expand operations primarily within ATK Mission Systems and ATK Armament Systems, as well as increased information systems costs.

        Cash used for financing activities totaled $75,039, compared to $43,018 provided in the prior year. The use of cash was driven by the absence of debt issuance while the prior year included an issuance of $300,000 of 2.75% Convertible Senior Subordinated Notes due 2011, and a new Term A loan of $275,000 in connection with an amended and restated credit agreement entered in March 2007 partially offset by the corresponding extinguishment of the principal of the existing Term A Loan of $222,750 and scheduled payment made in fiscal 2007 of $20,250.

        These items were partially offset by:

  •
  a $107,959 decrease in cash paid for the repurchase of ATK common stock,

  •
  the purchase of call options for $50,850, which were offset by the sale of warrants for $23,220, in connection with ATK's debt issuance in the prior year, as discussed below,

  •
  no cash overdrafts compared to a decrease in the prior year of $63,036 due to the timing of payments, and

  •
  a $9,824 decrease in payments made for debt issuance costs.

        ATK expects its level of capital expenditures to increase in the future to maintain and expand its production facilities.

        ATK typically generates cash flows from operating activities in excess of its commitments. ATK has several opportunities for capital deployment, which may include debt repayments, stock repurchases, capital expenditures, funding acquisitions, and other alternatives.

Fiscal 2007

	Years Ended March 31
	2007	2006	Change
Cash flows provided by operating activities	$44,468	$216,647	$(172,179)
Cash flows used for investing activities	(80,483)	(63,571)	(16,912)
Cash flows provided by (used for) financing activities	43,018	(156,758)	199,776

Net cash flows	$7,003	$(3,682)	$10,685

        Operating Activities.    The decrease in cash provided by operating activities was primarily due to an increase of approximately $378,600 in pension contributions in fiscal 2007 over fiscal 2006.

        This decrease was partially offset by a $90,949 decrease in cash used for working capital primarily due to a lower receivables balance as a result of timing of cash receipts, offset by a decrease in accounts payable relating to timing of payments to vendors and an increase in inventories as a result of higher orders and raw material costs. Also offsetting the higher pension contributions was a decrease in net cash paid for taxes of $30,374 due to the timing of higher pension contributions, a $23,660 decrease in cash paid for interest as fiscal 2006 included $17,000 in cash paid for the termination of interest rate swaps and $11,000 in interest paid early on the 8.50% Notes which ATK repurchased through a tender offer, and an increase in net income of $30,246 (which was impacted by increases in pension expense of $17,358 and share-based plans expense of $16,820 which were non-cash).

        Investing Activities.    Capital expenditures were $81,086 in fiscal 2007, which was $15,734, or 24.1%, greater than fiscal 2006 primarily due to capital expenditures related to an information systems project, a portion of which was written off in the fourth quarter of fiscal 2007, as discussed above, as well as expenditures to support the growth of all operating segments.

        Financing Activities.    As discussed in the Liquidity and Capital Resources section below, ATK entered into an amended and restated credit agreement in March 2007 which resulted in extinguishment of the principal of its existing Term A Loan of $222,750 and the issuance of a new $275,000 Term A Loan. ATK also issued $300,000 of 2.75% Convertible Senior Subordinated Notes due 2011 in fiscal 2007. In connection with the issuance of the Convertible notes, ATK purchased call options for $50,850 and sold warrants for $23,220, as discussed below. Cash paid for the purchase of treasury shares increased $18,167. The change in cash overdrafts resulted in a use of $63,036, an increase of $119,980 from fiscal 2006 due to timing of vendor payments.

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

Debt

        As of March 31, 2008 and 2007, long-term debt, including the current portion, consisted of the following:

	March 31
	2008	2007
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000

Total long-term debt	1,455,000	1,455,000
Less current portion	—	—

Long-term debt	$1,455,000	$1,455,000

        In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the "Senior Credit Facility"), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the year ending March 31, 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank's prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK's senior secured credit ratings. The weighted average interest rate for the Term A Loan was 4.99% at March 31, 2008. The annual commitment fee in effect on the unused portion of ATK's Revolving Credit Facility was 0.20% at March 31, 2008. As of March 31, 2008, ATK had no borrowings against its $500,000 revolving credit facility and had outstanding letters of credit of $98,831, which reduced amounts available on the revolving facility to $401,169. ATK's weighted average interest rate on short-term borrowings was 6.60% during fiscal 2008 and 7.24% during fiscal 2007. Debt issuance costs of approximately $3,100 are being amortized over the term of the Senior Credit Facility.

        During March 2006, ATK terminated its remaining $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

        In September 2006, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the "2.75% Convertible Notes due 2011") that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) when, if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK's diluted shares outstanding during fiscal 2008 by 259,237 shares because ATK's average stock price exceeded the conversion price during the year. There was no impact on the diluted shares outstanding for fiscal 2007 because ATK's average stock price during that year was below the conversion price. Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK's common stock.

        In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK purchased, at a cost of $50,850, call options (the "Call Options") on its common stock. The Call Options, which become exercisable upon conversion of the related convertible notes, allow ATK to purchase approximately 3.1 million shares of ATK's common stock and/or cash from the counterparty at an amount equal to the amount of common stock and/or cash related to the excess conversion value that ATK would pay to the holders of the related convertible notes upon conversion. For income tax reporting purposes, the related convertible notes and the Call Options are integrated. This creates an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options will be accounted for as interest expense over the term of the convertible notes for income tax reporting purposes. The associated income tax benefits will be recognized in the period in which the deduction is taken for income tax reporting purposes as an increase in additional paid-in capital (APIC) in stockholders' equity. In addition, ATK sold warrants (the "Warrants") to issue approximately 3.3 million shares of ATK's common stock at an exercise price of $116.75 per share. The proceeds from the sale of the Warrants totaled $23,220. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), and Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, ATK recorded the net cost of the Call Options and the Warrants of $27,630 in APIC and will not recognize any changes in the fair value of the instruments. On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of ATK's common stock in the event that the 2.75% Convertible Notes due 2011 are converted by effectively increasing the conversion price of these notes from $96.51 to $116.75. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The Warrants will result in additional diluted shares outstanding if ATK's average common stock price exceeds $116.75. The Call Options and the Warrants are separate and legally distinct instruments that bind ATK and the counterparty and have no binding effect on the holders of the convertible notes.

        In fiscal 2006, ATK made a cash tender offer for any and all of its outstanding $400,000 aggregate principal amount 8.50% Senior Subordinated Notes due 2011 (the 8.50% Notes). As of March 31, 2006, $397,404 principal amount of the 8.50% Notes had been repaid by ATK at a price of 104.75% of the principal amount (resulting in a premium of $18,849). ATK redeemed the remaining $2,596 principal amount during the first quarter of fiscal 2007 at a price of 104.25% of the principal amount. In connection with the repayment of the 8.50% Notes, ATK wrote off $7,119 of deferred debt issuance costs in fiscal 2006. ATK also terminated its three interest rate swaps associated with the 8.50% Notes, resulting in a cash payout of $14,419 and a net expense of $6,022 (consisting of the termination charge net of the unamortized portion of ATK's proceeds from recouponing two of these interest rate swaps in fiscal 2003).

        In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (the "6.75% Notes") that mature on April 1, 2016. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year. ATK has the right to redeem some or all of these notes from time to time on or after April 1, 2011, at specified redemption prices. Prior to April 1, 2011, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to April 1, 2009, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.75% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs related to these notes of $7,700 are being amortized to interest expense over ten years.

        In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the "3.00% Convertible Notes") that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at March 31, 2008 and 2007. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied during ATK's second fiscal quarter ended September 30, 2007 and, accordingly, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $3,200 were written off. The stock price condition was not satisfied during ATK's fourth fiscal quarter of 2008 and none of these notes have been presented to ATK for conversion. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK's diluted shares outstanding for fiscal 2008 and fiscal 2007 by 608,324 and 19,040 shares, respectively, because ATK's average stock price exceeded the conversion price during those years. There was no impact on the diluted shares outstanding during fiscal 2006 because ATK's average stock price was below the conversion price during that year.

        In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the "2.75% Convertible Notes due 2024") that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Beginning with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at March 31, 2008 and 2007. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert these notes into shares of ATK's common stock at a conversion rate of 12.5843 shares per $1 principal amount of the notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied during ATK's second fiscal quarter ended September 30, 2007 and, accordingly, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $2,400 were written off. The stock price condition was not satisfied during ATK's fourth fiscal quarter of 2008 and none of these notes have been presented to ATK for conversion. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK's diluted shares outstanding for fiscal 2008 and fiscal 2007 by 864,282 and 39,283 shares, respectively, because ATK's average stock price exceeded the conversion price during those years. There was no impact on the diluted shares outstanding during fiscal 2006 because ATK's average stock price was below the conversion price during that year.

        The 3.00% Convertible Notes, the 2.75% Convertible Notes due 2024, the 2.75% Convertible Notes due 2011, and the 6.75% Notes rank equal in right of payment with each other and all of ATK's future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. Subsidiaries of ATK other than the subsidiary guarantors are minor. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

        The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2009	$—
Fiscal 2010	13,750
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Thereafter	880,000

Total	$1,455,000

        ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 66% as of March 31, 2008 and 72% as of March 31, 2007.

        ATK's Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2008, ATK was in compliance with the covenants.

        As of March 31, 2008, Moody's Investors Service ("Moody's") had assigned ATK an issuer rating of Ba3, Standard & Poor's Ratings Services ("S&P") had assigned ATK a BB corporate credit rating which was on CreditWatch with negative implications, and Fitch Ratings ("Fitch") had assigned ATK an issuer rating of BB which was on Ratings Watch Negative. In May 2008 ATK was taken off of Fitch's Ratings Negative Watch and S&P's CreditWatch.

        ATK has limited payment requirements under the Senior Credit Facility over the next few years. ATK's other debt service requirements consist principally of interest expense on its long-term debt. As discussed above, additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances. ATK's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

        Shelf Registration.    On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time. As of March 31, 2008, ATK has the capacity under the registration statement to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

Interest Rate Swaps

        ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt. ATK did not have any outstanding interest rate swaps as of March 31, 2008 or 2007.

Commodity Forward Contracts

        ATK periodically uses derivatives to hedge certain commodity price risks. During fiscal 2008, ATK had no such forward contracts. ATK did have such contracts for copper, zinc, and lead during fiscal 2007. The contracts essentially established a fixed price for the underlying commodities and were designated and qualified as effective cash flow hedges of purchases of these commodities. Ineffectiveness was calculated as the amount by which the change in the fair value of the derivatives exceeded the change in the fair value of the anticipated commodity purchases. The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated other comprehensive (loss) income (OCI) in the financial statements. The gains on these contracts were recorded in cost of sales as the commodities were purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during fiscal 2007 and 2006:

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

Share Repurchases

        On January 31, 2006, ATK's Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. In February and March 2006, ATK repurchased 1,315,104 shares for $100,000. During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880. During fiscal 2008, ATK repurchased 942,200 shares for $100,068. The Board's authorization expired January 31, 2008. Therefore, as of March 31, 2008, there were no shares authorized to be repurchased.

        Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2008, this limit was approximately $224,000. As of March 31, 2008, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains certain senior debt limits, with an annual limit, when those debt limits are not met, of $50,000 plus proceeds of any equity issuances plus 50% of net income since March 29, 2007.

Contractual Obligations and Commercial Commitments

        The following table summarizes ATK's contractual obligations and commercial commitments as of March 31, 2008:

		Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt	$1,455,000		$13,750	$561,250	$880,000
Interest on debt(1)	497,644	$47,250	120,675	95,881	233,838
Operating leases	277,756	60,853	100,320	70,745	45,838
Environmental remediation costs, net	24,951	921	2,669	3,818	17,543
Pension and other PRB plan contributions	335,079	23,759	59,712	48,408	203,200

Total contractual obligations	$2,590,430	$132,783	$297,126	$780,102	$1,380,419

		Commitment Expiration by period
Other commercial commitments:	Total	Within 1 year	1-3 years
Letters of credit	$98,831	$19,750	$79,081

(1)
Includes interest on variable rate debt calculated based on interest rates at March 31, 2008. Variable rate debt was approximately 19% of ATK's total debt at March 31, 2008.

        The total liability for uncertain tax positions under FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, at March 31, 2008 was approximately $19,561. Of this amount, $19,337 is not expected to be paid within 12 months and is therefore classified within other long-term liabilities. ATK is not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current FIN 48 obligations.

        Pension plan contributions are an estimate of ATK's minimum funding requirements through fiscal 2018 to provide pension benefits for employees based on service provided through fiscal 2008 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations.

Off-Balance Sheet Arrangements

        In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK entered into call option and warrant transactions. The convertible note call option and warrant transactions are designed to increase the effective conversion price per share of ATK's common stock from $96.51 to $116.75 and, therefore, mitigate the potential dilution upon conversion of the 2.75% Convertible Notes due 2011 at the time of conversion. The convertible note call option and warrant transactions have been recorded at cost within stockholders' equity in the consolidated financial statements in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock and EITF No. 01-6, The Meaning of "Indexed to a Company's Own Stock". See further discussion under the heading "Debt" above.

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

        On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK's LUU series illuminating flares. ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products. Further details regarding the investigation were not provided to ATK. On or about March 13, 2007, ATK received notice, for the first time, that the source and basis of the Government's investigation was a qui tam complaint filed in federal court in Utah on or about April 10, 2006 by a former employee. Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007. On December 13, 2007, ATK filed a motion to dismiss the complaint. The court denied the motion on May 14, 2008. ATK has 30 days from the date of the court's ruling to file its answer to the amended complaint.

        ATK denies any allegations of improper conduct. Based on what is known to ATK about the subject matter of the DOJ investigation and the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct. Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows. Some potential, however, does remain for an adverse judgment that could be material to ATK's financial position, results of operations, or cash flows. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

        Environmental Liabilities.    ATK's operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.

        The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.5% and 3.0% as of March 31, 2008 and 2007, respectively. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2008		March 31, 2007
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(64,204)	$39,253	$(65,603)	$40,587
Unamortized discount	7,831	(3,811)	8,513	(4,490)

Present value amounts (payable) receivable	$(56,373)	$35,442	$(57,090)	$36,097

        As of March 31, 2008, the estimated discounted range of reasonably possible costs of environmental remediation was $56,373 to $91,191.

        ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the "Hercules Facilities"). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

  •
  ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. ("Alcoa") in fiscal 2002. While ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, ATK has recorded an accrual to cover those environmental remediation costs at these facilities that will not be recovered through U.S. Government contracts. In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29,000, ATK and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, and ATK is responsible for any payments in excess of $49,000.

  •
  With respect to the commercial products business' facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount's indemnification obligations relating to environmental matters, which extended through December 7, 2006, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party's obligations, which extended through November 4, 2007, are capped at approximately $125,000, less payments previously made.

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

        At March 31, 2008, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2009	$921
Fiscal 2010	2,303
Fiscal 2011	366
Fiscal 2012	2,055
Fiscal 2013	1,763
Thereafter	17,543

Total	$24,951

        There were no material insurance recoveries related to environmental remediation during fiscal 2008, 2007, or 2006.

        Factors that could significantly change the estimates described in this section on environmental liabilities include:

  •
  the adoption, implementation, and interpretation of new laws, regulations, or cleanup standards,

  •
  advances in technologies,

  •
  outcomes of negotiations or litigation with regulatory authorities and other parties,

  •
  additional information about the ultimate remedy selected at new and existing sites,

  •
  adjustment of ATK's share of the cost of such remedies,

  •
  changes in the extent and type of site utilization,

  •
  the discovery of new contamination,

  •
  the number of parties found liable at each site and their ability to pay,

  •
  more current estimates of liabilities for these contingencies, or

  •
  liabilities associated with resource restoration as a result of contamination from past practices.

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

        ATK, however, has been impacted by increases in the prices of raw materials used in production as well as rising oil and energy costs. The prices of commodity metals, such as lead, zinc, and especially copper, have significantly increased. These price increases generally impact our small caliber ammunition business. ATK's risk management practices are discussed in Item 7A of this report.

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

        Currently ATK's primary interest rate exposures relate to variable rate debt. The potential loss in fair values is based on an assumed immediate change in the net present values of interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to the change in rates. Based on ATK's analysis, a 10% change in interest rates would not have a material impact on the fair values or ATK's results of operations or cash flows.

        With respect to ATK's commercial products business, ATK has improved manufacturing efficiencies and initiated price increases to mitigate the impact of increased commodity costs. ATK will continue to evaluate the need for future price increases in light of these trends, ATK's competitive landscape, and its financial results. If commodity costs continue to increase, and if ATK is unable to offset these increases with ongoing manufacturing efficiencies and price increases, ATK's future results from operations and cash flows would be materially impacted.

        With respect to ATK's firm fixed-price contract to supply the DoD's small-caliber ammunition needs through April 1, 2010, significant increases in commodities can negatively impact operating results. Depending on market conditions, ATK has historically entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of ATK's copper purchases under the small-caliber ammunition contract were hedged through September 30, 2006. Since that time, ATK has purchased a majority of the copper for use in this contract at prevailing market prices. Depending on market conditions, ATK will continue to evaluate commodity hedging as a means to reduce the impact of commodity price fluctuations. ATK is currently working within the terms of its contract to mitigate impacts from the increased cost of copper. Depending on the timing and outcome of these actions, ATK Armament Systems' operating results could be adversely impacted.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

        We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliant Techsystems Inc. and subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1, 8, 9, and 12 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax benefits in the year ended March 31, 2008, for defined benefit pension and postretirement benefit plans in the years ended March 31, 2008 and 2007, and for stock-based compensation in the year ended March 31, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

May 20, 2008

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
(Amounts in thousands except per share data)	2008	2007	2006
Sales	$4,171,725	$3,565,072	$3,216,142
Cost of sales	3,325,410	2,878,711	2,592,842

Gross profit	846,315	686,361	623,300
Operating expenses:
Research and development	68,333	61,533	51,506
Selling	131,068	99,687	85,123
General and administrative	216,386	185,413	159,522

Total operating expenses	415,787	346,633	296,151

Income before interest, income taxes, and minority interest	430,528	339,728	327,149
Interest expense	(81,578)	(76,144)	(100,837)
Interest income	1,431	1,212	1,245

Income before income taxes and minority interest	350,381	264,796	227,557
Income tax provision	127,658	80,217	73,271

Income before minority interest	222,723	184,579	154,286
Minority interest, net of income taxes	376	451	404

Net income	$222,347	$184,128	$153,882

Earnings per common share:
Basic	$6.75	$5.43	$4.19

Diluted	$6.32	$5.32	$4.11

Weighted-average number of common shares outstanding:
Basic	32,924	33,885	36,730

Diluted	35,208	34,591	37,402

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$119,773	$16,093
Net receivables	798,468	733,304
Net inventories	205,825	170,602
Deferred income tax assets	88,282	75,333
Other current assets	35,568	33,686

Total current assets	1,247,916	1,029,018
Net property, plant, and equipment	492,336	454,748
Goodwill	1,236,196	1,163,186
Prepaid pension assets	25,280	27,998
Deferred charges and other non-current assets	194,466	199,732

Total assets	$3,196,194	$2,874,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$215,755	$153,572
Contract advances and allowances	81,624	80,904
Accrued compensation	147,287	123,696
Accrued income taxes	41,681	11,791
Other accrued liabilities	144,540	133,309

Total current liabilities	630,887	503,272
Long-term debt	1,455,000	1,455,000
Deferred income tax liabilities	38,316	22,278
Postretirement and postemployment benefits liabilities	138,378	163,709
Accrued pension liability	84,267	89,383
Other long-term liabilities	108,238	83,159

Total liabilities	2,455,086	2,316,801
Commitments and contingencies (Notes 8, 10 and 11)
Common stock—$.01 par value:
Authorized—90,000,000 shares
Issued and outstanding—32,795,800 shares at March 31, 2008 and 33,075,268 shares at March 31, 2007	328	331
Additional paid-in-capital	467,857	477,554
Retained earnings	1,315,924	1,112,649
Accumulated other comprehensive loss	(376,636)	(424,075)
Common stock in treasury, at cost—8,759,261 shares held at March 31, 2008 and 8,479,793 shares held at March 31, 2007	(666,365)	(608,578)

Total stockholders' equity	741,108	557,881

Total liabilities and stockholders' equity	$3,196,194	$2,874,682

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2008	2007	2006
Operating Activities
Net income	$222,347	$184,128	$153,882
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	71,511	69,380	69,589
Amortization of intangible assets	5,975	6,772	8,745
Amortization of deferred financing costs	3,851	3,999	3,764
Write-off of debt issuance costs associated with convertible notes	5,600	—	—
Write-off of acquisition related costs	6,567	—	—
Loss on extinguishment of debt	—	—	18,849
Deferred income taxes	(15,742)	81,725	9,523
Loss on disposal of property	2,505	9,295	374
Minority interest, net of income taxes	376	451	404
Share-based plans expense	23,415	38,076	21,256
Excess tax benefits from share-based plans	(9,459)	(3,539)	—
Changes in assets and liabilities:
Net receivables	(27,508)	5,605	(113,776)
Net inventories	(33,608)	(30,726)	(17,459)
Accounts payable	49,066	(12,514)	15,938
Contract advances and allowances	720	31,237	17,950
Accrued compensation	(1,143)	5,470	15,466
Accrued income taxes	52,138	(5,312)	29,491
Pension and other postretirement benefits	33,685	(348,303)	9,109
Other assets and liabilities	(7,725)	8,724	(26,458)

Cash provided by operating activities	382,751	44,468	216,647
Investing Activities
Capital expenditures	(100,709)	(81,086)	(65,352)
Acquisition of business	(103,685)	—	—
Proceeds from the disposition of property, plant, and equipment	362	603	1,781

Cash used for investing activities	(204,032)	(80,483)	(63,571)
Financing Activities
Change in cash overdrafts	—	(63,036)	56,944
Payments made on bank debt	—	(20,250)	(27,000)
Payments made to extinguish debt	—	(225,346)	(663,957)
Proceeds from issuance of long-term debt	—	575,000	670,000
Premium to extinguish debt	—	—	(18,849)
Purchase of call options	—	(50,850)	—
Sale of warrants	—	23,220	—
Payments made for debt issue costs	(740)	(10,564)	(7,993)
Net purchase of treasury shares	(100,068)	(208,027)	(189,860)
Proceeds from employee stock compensation plans	16,310	19,332	23,957
Excess tax benefits from share-based plans	9,459	3,539	—

Cash (used for) provided by financing activities	(75,039)	43,018	(156,758)

Increase (decrease) in cash and cash equivalents	103,680	7,003	(3,682)
Cash and cash equivalents at beginning of year	16,093	9,090	12,772

Cash and cash equivalents at end of year	$119,773	$16,093	$9,090

Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$13,005	$9,940	$9,809

Noncash financing activity:
Treasury shares purchased included in other accrued liabilities	$—	$—	$6,147

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par Value
						Accumulated Other Comprehensive Loss
(Amounts in thousands except share data)			Additional Paid-In Capital	Retained Earnings	Unearned Compensation		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance, April 1, 2005	37,248,241	372	449,927	774,639	(1,674)	(259,590)	(277,315)	686,359
Comprehensive income:
Net income				153,882				153,882
Other comprehensive income (see Note 1):
Adjustments, net						(73,546)		(73,546)

Comprehensive income								80,336
Exercise of stock options	401,699	4	(9,473)	—	—	—	26,154	16,685
Restricted stock grants	36,406	—	244	—	(2,612)	—	2,387	19
Amortization of restricted stock	—	—	—	—	1,519	—	—	1,519
Treasury stock purchased	(2,596,304)	(26)	26	—	—	—	(195,878)	(195,878)
Conversion of performance shares to an equity-based plan (see Note 12):	—	—	26,088	—	—	—	—	26,088
Employee benefit plans and other	117,293	2	6,049	—	7	—	7,172	13,230

Balance, March 31, 2006	35,207,335	352	472,861	928,521	(2,760)	(333,136)	(437,480)	628,358
Comprehensive income:
Net income				184,128				184,128
Other comprehensive income (see Note 1):
Adjustments, net						277,911		277,911

Comprehensive income								462,039
Adjustment for adoption of SFAS No. 158, net of income taxes of $239,490 (see Note 8)	—	—	—	—	—	(368,850)	—	(368,850)
Exercise of stock options	394,063	4	(10,159)	—	—	—	27,607	17,452
Restricted stock grants	38,214	—	(2,834)	—	—	—	2,819	(15)
Share-based compensation	—	—	38,076	—	—	—	—	38,076
Treasury stock purchased	(2,585,200)	(26)	26	—	—	—	(201,880)	(201,880)
Purchase of call options and sale of warrants, net (see Note 7)	—	—	(27,630)	—	—	—	—	(27,630)
Employee benefit plans and other	20,856	1	7,214	—	2,760	—	356	10,331

Balance, March 31, 2007	33,075,268	331	477,554	1,112,649	—	(424,075)	(608,578)	557,881
Comprehensive income:
Net income				222,347				222,347
Other comprehensive income (see Note 1):
Adjustments, net						(137)		(137)

Comprehensive income								222,210
Cumulative effect of adoption of new accounting pronouncements (see Notes 1, 8, & 9)	—	—	—	(19,072)	—	47,576	—	28,504
Exercise of stock options	319,630	3	(6,853)	—	—	—	23,160	16,310
Restricted stock grants	37,713	—	(2,647)	—	—	—	2,647	—
Share-based compensation	—	—	23,415	—	—	—	—	23,415
Treasury stock purchased	(942,200)	(9)	9	—	—	—	(100,068)	(100,068)
Performance shares issued net of treasury stock withheld	310,365	3	(36,575)	—	—	—	16,902	(19,670)
Tax benefit related to share based plans and other	—	—	12,897	—	—	—	—	12,897
Employee benefit plans and other	4,976	—	57	—	—	—	(428)	371

Balance, March 31, 2008	32,795,800	$328	$467,857	$1,315,924	$—	$(376,636)	$(666,365)	$741,108

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies

        Nature of Operations.    Alliant Techsystems Inc. (ATK) is a premier aerospace and defense company and leading supplier of products to the U.S. government, allied nations, and prime contractors. ATK is also a major supplier of ammunition and related accessories to law enforcement agencies and commercial customers. ATK is headquartered in Minneapolis, Minnesota and has operating locations throughout the United States.

        Basis of Presentation.    The consolidated financial statements of ATK include all majority-owned affiliates. All significant intercompany transactions and accounts have been eliminated.

        Fiscal Year.    References in this report to a particular fiscal year are to the year ended March 31 of that calendar year. ATK's interim quarterly periods are based on 13-week periods and end on Sundays.

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

        Contracts may contain provisions to earn incentive and award fees if specified targets are achieved. Incentive and award fees that can be reasonably estimated and are probable are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.

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

        ATK's engineering, financial, and legal specialists estimate, based on current law and existing technologies, the cost of each environmental liability. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties (PRPs) will be able to fulfill their commitments at the sites where ATK may be jointly and severally liable. ATK's estimates for environmental obligations are dependent on, and affected by, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, changes in environmental laws and regulations, future technological developments, and the timing of expenditures; accordingly, such estimates could change materially as ATK periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

        Cash Equivalents.    Cash equivalents are all highly liquid temporary cash investments purchased with original maturities of three months or less.

        Marketable Securities.    Investments in marketable equity securities are classified as available-for-sale securities and are recorded at fair value within deferred charges and other non-current assets. Unrealized gains and losses are recorded in other comprehensive (loss) income (OCI). When such investments are sold, the unrealized gains or losses are reversed from OCI and recognized in the consolidated income statement.

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

        Inventories consist of the following:

	March 31
	2008	2007
Raw materials	$50,964	$51,239
Work in process	55,824	47,520
Finished goods	50,840	35,373
Contracts in progress	48,197	36,470

Net inventories	$205,825	$170,602

        Progress payments received from customers relating to the uncompleted portions of contracts are offset against unbilled receivable balances or applicable inventories. Any remaining progress payment balances are classified as contract advances. Inventories are shown net of reductions of $20,627 as of March 31, 2008 and $12,543 as of March 31, 2007 for customer progress payments received on uncompleted portions of contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Stock-Based Compensation.    ATK's stock-based employee compensation plans, which are described more fully in Note 12, provide for the grant of various types of stock-based incentive awards, including performance awards, restricted stock, and options to purchase common stock. Effective April 1, 2006, ATK adopted Statement on Financial Accounting Standards (SFAS) 123(R), Share-Based Payments, and related Securities and Exchange Commission (SEC) rules included in Staff Accounting Bulletin (SAB) No. 107, on a modified prospective basis. Prior to the adoption of SFAS 123(R), ATK accounted for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

        The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on ATK's overall strategy regarding compensation, including consideration of the impact of expensing stock option awards on ATK's results of operations subsequent to the adoption of SFAS 123(R).

        Income Taxes.    Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. ATK periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that ATK's tax position will be sustained, the company records its best estimate of the resulting tax liability and any applicable interest and penalties in the consolidated financial statements. To the extent ATK's assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. It is ATK's policy to record any interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes.

        Derivative Instruments and Hedging Activities.    From time to time, ATK uses derivatives, consisting mainly of interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt, commodity forward contracts to hedge forecasted purchases of certain commodities, and foreign currency exchange contracts to hedge forecasted transactions denominated in a foreign currency. ATK does not hold or issue derivatives for trading purposes. At the inception of each derivative instrument, ATK documents the relationship between the hedging instrument and the hedged item, as well as its risk-management objectives and strategy for undertaking the hedge transaction. ATK assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the hedged item. Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive (loss) income (OCI), and recognized in earnings when the hedged item affects earnings.

        Commodity Forward Contracts.    ATK periodically uses derivatives to hedge certain commodity price risks. During fiscal 2008, ATK had no such forward contracts. ATK did have such contracts for copper, zinc, and lead during fiscal 2007. The contracts essentially established a fixed price for the underlying commodities and were designated and qualified as effective cash flow hedges of purchases of these commodities. Ineffectiveness was calculated as the amount by which the change in the fair value of the derivatives exceeded the change in the fair value of the anticipated commodity purchases. The fair value of these contracts was recorded as a current asset and the effective portion was reflected in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

accumulated OCI in the financial statements. The gains on these contracts were recorded in cost of sales as the commodities were purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during fiscal 2007 and 2006:

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

        Earnings Per Share Data.    Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards (see Note 12) and contingently issuable shares related to ATK's Convertible Senior Subordinated Notes (see Note 7) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on earnings per share. In computing EPS for fiscal 2008, 2007, and 2006, earnings, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2007	2006	2005
Basic EPS shares outstanding	32,924	33,885	36,730
Dilutive effect of stock-based awards	552	648	672
Dilutive effect of contingently issuable shares	1,732	58	—

Diluted EPS shares outstanding	35,208	34,591	37,402
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	—	34	12

        Contingently issuable shares related to ATK's 3.00% Convertible Senior Subordinated Notes and 2.75% Convertible Senior Subordinated Notes due 2024, as discussed in Note 7, are included in diluted EPS in fiscal 2008 and 2007 but are not included in fiscal 2006 because ATK's average stock price was below the conversion price during that year. Contingently issuable shares related to ATK's 2.75% Convertible Senior Subordinated Notes due 2011, as discussed in Note 7, are included in diluted EPS in fiscal 2008 but are not included in diluted EPS in fiscal 2007 because ATK's average stock price was below the conversion price during that year. The Warrants, as discussed in Note 7, are not included in diluted EPS as ATK's average stock price during fiscal 2008 and 2007 did not exceed $116.75. The Call Options, also discussed in Note 7, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Comprehensive Income.    The components of comprehensive income for fiscal 2008, 2007, and 2006 are as follows:

	Years Ended March 31
	2008	2007	2006
Net income	$222,347	$184,128	$153,882
Other comprehensive (loss) income (OCI):
Change in fair value of derivatives, net of income taxes of $(336), $5,744, and $(8,437), respectively	600	(8,482)	12,396
Pension and other postretirement benefit liabilities, net of income taxes of $641, $(184,822), and $58,914, respectively	(508)	286,287	(87,141)
Change in fair value of available-for-sale securities, net of income taxes of $183, $(72), and $(816), respectively	(229)	106	1,199

Total other comprehensive (loss) income	(137)	277,911	(73,546)

Total comprehensive income	$222,210	$462,039	$80,336

        The components of accumulated OCI, net of income taxes, are as follows:

	March 31
	2008	2007
Derivatives	$(550)	$(1,150)
Pension and other postretirement benefit liabilities	(376,242)	(423,310)
Available-for-sale securities	156	385

Total accumulated other comprehensive loss	$(376,636)	$(424,075)

        Fair Value of Financial Instruments.    The carrying amount of cash and cash equivalents, receivables, inventory, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.

        New Accounting Pronouncements.    In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP No. APB 14-1). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of this FSP apply to ATK's $200,000 aggregate principal amount of 3.00% Convertible Notes, the $280,000 aggregate principal amount of 2.75% Convertible Notes due 2024, and the $300,000 aggregate principal amount of 2.75% Convertible Notes due 2011, discussed in Note 7. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years (ATK's fiscal 2010), and shall be applied retrospectively to all periods presented. Early adoption is not permitted. ATK is currently evaluating the effect that adoption of this FSP will have on its financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). This statement establishes enhanced disclosures about derivative and hedging activities. This statement is effective for fiscal years and interim periods beginning after

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

November 15, 2008 (ATK's fiscal 2010). Adoption of SFAS No. 161 will result in enhanced disclosure regarding ATK's derivatives should ATK have any outstanding.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement replaces SFAS No. 141, Business Combinations. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008 (ATK's fiscal 2010). While ATK is still evaluating the impact that No. SFAS 141(R) will have on its consolidated financial statements, ATK will be required to expense costs related to any acquisitions after March 31, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (ATK's fiscal 2010). ATK does not believe the adoption of SFAS No. 160 will have a material impact on its financial statements.

        In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities (EITF 07-03). EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 (ATK's fiscal 2009). ATK does not believe the adoption of EITF 07-03 will have a material impact on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (ATK's fiscal 2009). ATK does not believe the adoption of SFAS No. 159 will have a material impact on its financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the statement of financial position and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

1. Summary of Significant Accounting Policies (Continued)

requires recognition of changes in the funded status in the year in which the changes occur through comprehensive income. ATK adopted these provisions in fiscal 2007. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the year-end statement of financial position. ATK adopted the measurement provisions of SFAS No. 158 effective April 1, 2007 using the method which requires measurement of plan assets and benefit obligations as of the beginning of fiscal 2008. See Note 8.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In January 2008, the FASB deferred the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to the fiscal year beginning after November 15, 2008 (ATK's fiscal 2010). SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007 (ATK's fiscal 2009). The adoption of the applicable provisions of SFAS No. 157 did not have a material impact on its financial statements. ATK is currently evaluating the effect that adoption of the remaining provisions of this statement will have on its financial statements.

        In September 2006, the FASB issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ,which requires an employer to recognize a liability for future benefits based on the substantive agreement with the employee. The adoption of EITF 06-4 had no impact on ATK's results of operations but increased total liabilities and decreased retained earnings by $2,387 as of April 1, 2007.

        In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ATK must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. FIN 48 was applicable for ATK as of April 1, 2007. See Note 9.

2. Acquisitions

        In accordance with SFAS No. 141, Business Combinations, the results of acquired businesses are included in ATK's consolidated financial statements from the date of acquisition. The purchase price for each acquisition is allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired is recorded as goodwill.

        In January 2008 ATK announced its intent to acquire the Information Systems and Geospatial Information Services businesses of MacDonald, Dettwiler and Associates Ltd. (MDA) for $1,325,000 (CAD). Subsequent to fiscal year end, ATK received notice that the Canadian Minister of Industry had disapproved the sale. Canadian regulatory approval was a condition to the closing of this transaction under the terms of the purchase agreement As a result, ATK recorded a charge of $6,567 for transaction-related expenses during the fourth quarter of fiscal year 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

2. Acquisitions (Continued)

        On June 8, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers for $101,195, net of cash acquired. ATK believes that the acquisition strengthened ATK's satellite components, subsystems and small spacecraft portfolios and further increased ATK's position as a supplier to the U.S. Government and industry. ATK also believes the acquisition enhanced ATK's systems engineering as ATK pursues strategic initiatives in space exploration programs. Headquartered in Beltsville, Maryland, Swales employs approximately 650 people and is included in ATK Mission Systems. The purchase price allocation for Swales was completed during the fourth quarter of fiscal 2008. A portion of the goodwill generated in this acquisition will be deductible for tax purposes. Pro forma information on results of operations for fiscal 2008, 2007, and 2006 as if the acquisition had occurred at the beginning of fiscal 2006 are not being presented because the acquisition is not material to ATK for that purpose.

        ATK made no acquisitions during fiscal 2007 or fiscal 2006.

        During fiscal 2003, ATK acquired the assets of Science and Applied Technology, Inc. (included in ATK Mission Systems). The sellers of this acquired business have the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones are attained with respect to one of the contracts acquired. Any additional contingent consideration paid to the sellers will be recorded by ATK as goodwill and is expected to be paid in fiscal 2009.

3. Receivables

        Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	March 31
	2008	2007
Billed receivables
U.S. Government contracts	$200,871	$174,508
Commercial and other	155,061	123,404
Unbilled receivables
U.S. Government contracts	426,062	406,981
Commercial and other	25,083	33,808
Less allowance for doubtful accounts	(8,609)	(5,397)

Net receivables	$798,468	$733,304

        Receivable balances are shown net of customer progress payments received of $316,022 as of March 31, 2008 and $247,208 as of March 31, 2007.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

4. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and test equipment is depreciated using the double declining balance method at most of ATK's facilities, and using the straight-line method at other facilities. Other depreciable property is depreciated using the straight-line method. Machinery and equipment are depreciated over one to 23 years and buildings and improvements are depreciated over one to 45 years. Depreciation expense was $71,511 in fiscal 2008, $69,380 in fiscal 2007, and $69,589 in fiscal 2006.

        ATK reviews property, plant, and equipment for impairment when indicators of potential impairment are present. When such impairment is identified, it is recorded as a loss in that period. During fiscal 2007, ATK recorded an impairment charge of approximately $9,300 related to the termination of an internal information systems project within general and administrative expense.

        Maintenance and repairs are charged to expense as incurred. Major improvements that extend useful lives are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

        Property, plant, and equipment consists of the following:

	March 31
	2008	2007
Land	$33,115	$32,445
Buildings and improvements	311,470	293,326
Machinery and equipment	740,773	676,331
Property not yet in service	50,424	31,312

Gross property, plant, and equipment	1,135,782	1,033,414
Less accumulated depreciation	(643,446)	(578,666)

Net property, plant, and equipment	$492,336	$454,748

5. Goodwill and Deferred Charges and Other Non-Current Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, ATK tests goodwill and intangible assets with indefinite lives for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment. Goodwill impairment testing under SFAS No. 142 is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. ATK estimates the fair values of the related operations using discounted cash flows. If the fair value is determined to be less than the carrying value, a second step would be performed to determine the amount of impairment. SFAS No. 142 requires that goodwill be tested as of the same date every year; ATK's annual testing date is the first day of its fourth fiscal quarter. ATK has not recorded any goodwill impairment charges under SFAS No. 142.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

5. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

        The changes in the carrying amount of goodwill by segment were as follows:

	ATK Armament Systems	ATK Launch Systems	ATK Mission Systems	Total
Balance at April 1, 2006	$171,337	$457,399	$534,450	$1,163,186
Adjustments	—	—	—	—

Balance at March 31, 2007	171,337	457,399	534,450	1,163,186
Acquisition	—	—	73,010	73,010

Balance at March 31, 2008	$171,337	$457,399	$607,460	$1,236,196

        The acquisition in ATK Mission Systems was Swales, as discussed above.

        Deferred charges and other non-current assets consist of the following:

	March 31
	2008	2007
Gross debt issuance costs	$18,055	$31,189
Less accumulated amortization	(4,314)	(8,187)

Net debt issuance costs	13,741	23,002
Other intangible assets	108,636	111,912
Environmental remediation receivable	28,809	30,359
Other non-current assets	43,280	34,459

Total deferred charges and other non-current assets	$194,466	$199,732

        Other intangible assets consists primarily of trademarks, patented technology, and brand names of $87,973 as of March 31, 2008 and 2007, that are not being amortized as their estimated useful lives are considered indefinite. Other intangible assets also include amortizing intangible assets, as follows:

	March 31, 2008			March 31, 2007
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$22,644	$(20,024)	$2,620	$19,944	$(16,349)	$3,595
Customer relationships and other	27,407	(9,364)	18,043	27,407	(7,063)	20,344

Total	$50,051	$(29,388)	$20,663	$47,351	$(23,412)	$23,939

        These assets are being amortized using a straight-line method over a remaining weighted average remaining period of approximately 7 years. Amortization expense related to these assets was $5,975 in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

5. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

fiscal 2008, $6,772 in fiscal 2007, and $8,745 in fiscal 2006. ATK expects amortization expense related to these assets to be as follows:

Fiscal 2009	$3,985
Fiscal 2010	3,262
Fiscal 2011	2,278
Fiscal 2012	2,269
Fiscal 2013	2,239
Thereafter	6,630

Total	$20,663

6. Other Accrued Liabilities

        The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2008	2007
Employee benefits and insurance, including pension and other postretirement benefits	$56,545	$55,879
Warranty	9,657	14,870
Interest	2,166	2,121
Environmental remediation	7,554	11,668
Other	68,618	48,771

Total other accrued liabilities—current	$144,540	$133,309

Environmental remediation	$48,819	$45,422
Management deferred compensation plan	28,514	28,155
Minority interest in joint venture	8,411	8,035
Non-current portion of accrued income tax liability	19,337	—
Other	3,157	1,547

Total other long-term liabilities	$108,238	$83,159

        ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

6. Other Accrued Liabilities (Continued)

information and current trends. The following is a reconciliation of the changes in ATK's product warranty liability during fiscal 2007 and 2008:

Balance at April 1, 2006	$17,100
Payments made	(459)
Warranties issued	2,443
Changes related to preexisting warranties	(4,214)

Balance at March 31, 2007	14,870
Payments made	(422)
Warranties issued	3,021
Changes related to preexisting warranties	(7,812)

Balance at March 31, 2008	$9,657

7. Long-Term Debt and Interest Rate Swaps

        Long-term debt, including the current portion, consisted of the following:

	March 31
	2008	2007
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000

Total long-term debt	1,455,000	1,455,000
Less current portion	—	—

Long-term debt	$1,455,000	$1,455,000

        In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the year ending March 31, 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank's prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK's senior secured credit ratings. The weighted average interest rate for the Term A Loan was 4.99% at March 31, 2008. The annual commitment fee in effect on the unused portion of ATK's Revolving Credit Facility was 0.20% at March 31, 2008. As of March 31, 2008, ATK had no borrowings against its $500,000 revolving credit facility and had outstanding letters of credit of $98,831, which reduced amounts available on the revolving facility to $401,169. ATK's weighted average interest rate on short-term borrowings was 6.60% during fiscal 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

and 7.24% during fiscal 2007. Debt issuance costs of approximately $3,100 are being amortized over the term of the Senior Credit Facility.

        During March 2006, ATK terminated its remaining $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

        In September 2006, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) when, if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK's diluted shares outstanding during fiscal 2008 by 259,237 shares because ATK's average stock price exceeded the conversion price during the year. There was no impact on the diluted shares outstanding for fiscal 2007 because ATK's average stock price during that year was below the conversion price. Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK's common stock.

        In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK purchased, at a cost of $50,850, call options (the Call Options) on its common stock. The Call Options, which become exercisable upon conversion of the related convertible notes, allow ATK to purchase approximately 3.1 million shares of ATK's common stock and/or cash from the counterparty at an amount equal to the amount of common stock and/or cash related to the excess conversion value that ATK would pay to the holders of the related convertible notes upon conversion. For income tax reporting purposes, the related convertible notes and the Call Options are integrated. This creates an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options will be accounted for as interest expense over the term of the convertible notes for income tax reporting purposes. The associated income tax benefits will be recognized in the period in which the deduction is taken for income tax reporting purposes as an increase in additional paid-in capital (APIC) in stockholders' equity. In addition, ATK sold warrants (the Warrants) to issue approximately 3.3 million shares of ATK's common stock at an exercise price of $116.75 per share. The proceeds from the sale of the Warrants totaled $23,220. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, ATK recorded the net cost of the Call Options and the Warrants of $27,630 in APIC and will not recognize

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

any changes in the fair value of the instruments. On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of ATK's common stock in the event that the 2.75% Convertible Notes due 2011 are converted by effectively increasing the conversion price of these notes from $96.51 to $116.75. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The Warrants will result in additional diluted shares outstanding if ATK's average common stock price exceeds $116.75. The Call Options and the Warrants are separate and legally distinct instruments that bind ATK and the counterparty and have no binding effect on the holders of the convertible notes.

        In fiscal 2006, ATK made a cash tender offer for any and all of its outstanding $400,000 aggregate principal amount 8.50% Senior Subordinated Notes due 2011 (the 8.50% Notes). As of March 31, 2006, $397,404 principal amount of the 8.50% Notes had been repaid by ATK at a price of 104.75% of the principal amount (resulting in a premium of $18,849). ATK redeemed the remaining $2,596 principal amount during the first quarter of fiscal 2007 at a price of 104.25% of the principal amount. In connection with the repayment of the 8.50% Notes, ATK wrote off $7,119 of deferred debt issuance costs in fiscal 2006. ATK also terminated its three interest rate swaps associated with the 8.50% Notes, resulting in a cash payout of $14,419 and a net expense of $6,022 (consisting of the termination charge net of the unamortized portion of ATK's proceeds from recouponing two of these interest rate swaps in fiscal 2003).

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

        In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at March 31, 2008 and 2007. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $79.75) under the following

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied during ATK's second fiscal quarter ended September 30, 2007 and, accordingly, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $3,200 were written off. The stock price condition was not satisfied during ATK's fourth fiscal quarter of 2008 and none of these notes have been presented to ATK for conversion. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK's diluted shares outstanding for fiscal 2008 and fiscal 2007 by 608,324 and 19,040 shares, respectively, because ATK's average stock price exceeded the conversion price during those years. There was no impact on the diluted shares outstanding during fiscal 2006 because ATK's average stock price was below the conversion price during that year.

        In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Beginning with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at March 31, 2008 and 2007. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert these notes into shares of ATK's common stock at a conversion rate of 12.5843 shares per $1 principal amount of the notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied during ATK's second fiscal quarter ended September 30, 2007 and, accordingly, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $2,400 were written off. The stock price condition was not satisfied during ATK's fourth fiscal quarter of 2008 and none of these notes have been presented to ATK for conversion. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK's diluted shares outstanding for fiscal 2008 and fiscal 2007 by 864,282 and 39,283 shares, respectively, because ATK's average stock price exceeded the conversion price during those years. There was no impact on the diluted shares outstanding during fiscal 2006 because ATK's average stock price was below the conversion price during that year.

        The 3.00% Convertible Notes, the 2.75% Convertible Notes due 2024, the 2.75% Convertible Notes due 2011, and the 6.75% Notes rank equal in right of payment with each other and all of ATK's future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. Subsidiaries of ATK other than the subsidiary guarantors are minor. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

        At March 31, 2008 and 2007, the carrying amount of the variable-rate debt approximated fair market value, based on current rates for similar instruments with the same maturities. The fair value of the fixed-rate debt was $1,434,196, or $254,196 more than its carrying value at March 31, 2008, and $1,315,950, or $135,950 more than its carrying value at March 31, 2007. The fair value was determined based on market quotes for each issuance.

        The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2009	$—
Fiscal 2010	13,750
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Thereafter	880,000

Total	$1,455,000

        ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 66% as of March 31, 2008 and 72% as of March 31, 2007.

        ATK's Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2008, ATK was in compliance with the covenants.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

7. Long-Term Debt and Interest Rate Swaps (Continued)

        ATK has limited payment requirements under the Senior Credit Facility over the next few years. ATK's other debt service requirements consist principally of interest expense on its long-term debt. As discussed above, additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances. ATK's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

        Cash paid for interest totaled $70,807 in fiscal 2008, $68,939 in fiscal 2007, and $111,448 in fiscal 2006. Cash received for interest totaled $1,431 in fiscal 2008, $1,212 in fiscal 2007, and $1,245 in fiscal 2006.

        Shelf Registration.    On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time. As of March 31, 2008, ATK has the capacity under the registration statement to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

Interest Rate Swaps

        ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt. As of March 31, 2008 and 2007, ATK did not have any outstanding interest rate swaps.

8. Employee Benefit Plans

        ATK provides defined benefit pension plans and defined contribution plans for the majority of its employees. ATK has tax qualified defined benefit plans, supplemental (nonqualified) defined benefit pension plans, and a defined contribution plan. A qualified plan meets the requirements of certain sections of the Internal Revenue Code and, generally, contributions to qualified plans are tax deductible. A qualified plan typically provides benefits to a broad group of employees and may not discriminate in favor of highly compensated employees in coverage, benefits or contributions. In addition, ATK provides medical and life insurance benefits to certain retirees and their eligible dependents through its postretirement plans.

Defined Benefit Plans

        Effective March 31, 2007, ATK adopted the recognition provisions of SFAS No. 158, which requires that the consolidated balance sheet reflect the funded status of the pension and other postretirement (PRB) plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. ATK has recognized the aggregate of all overfunded plans in prepaid pension assets and the aggregate of all underfunded plans within the accrued pension liability and postretirement and postemployment benefits liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in other accrued liabilities.

        Previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in our consolidated balance sheet as required by SFAS No. 158. Beginning in fiscal 2008, the difference between actual amounts and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

estimates based on actuarial assumptions has been recognized in other comprehensive income in the period in which they occur.

        Effective April 1, 2007, ATK adopted the measurement provisions of SFAS No. 158 and remeasured its plan assets and benefit obligations. This changed ATK's measurement date from December 31 to March 31. Other than a change in the discount rate from 5.90% to 6.10%, the assumptions used to remeasure the plan assets and benefit obligation remain unchanged from fiscal 2007. The after-tax cumulative effect changes of this adoption included a decrease of $9,009 in retained earnings; a decrease of $47,576 in accumulated other comprehensive loss, an increase of $30,690 in total assets, and a decrease of $7,877 in total liabilities.

        Pension Plans.    ATK has qualified noncontributory defined benefit pension plans that cover substantially all employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but do receive an employer contribution through a defined contribution plan, discussed below. The defined benefit plans provide either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. ATK funds the plans in accordance with federal requirements calculated using appropriate actuarial methods. Depending on the plan they are covered by, employees generally vest after three or five years.

        ATK also sponsors nonqualified supplemental executive retirement plans which provide certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax qualified pension plans. The benefit obligation of these plans is included in the pension information below.

        Other Postretirement Benefit Plans.    Generally, employees who retired from ATK on or before January 1, 2004 and were at least age 55 with at least five or ten years of service, depending on pension plan provisions, are entitled to a pre- and/or post-65 healthcare company subsidy and retiree life insurance benefits. Employees who retired after January 1, 2004, but before January 1, 2006, are only eligible for a pre-65 company subsidy. The portion of the healthcare premium cost borne by ATK for such benefits is based on the pension plan they are eligible for, years of service, and age at retirement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

        The following table shows changes in the benefit obligation, plan assets, and funded status of ATK's qualified and non-qualified pension plans and other PRB plans. Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans and accumulated PRB obligations (APBO) or our other PRB plans.

Obligations and Funded Status

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year*	$2,228,255	$2,140,606	$215,878	$231,031
Plan amendment	264	—	—	—
Adjustment due to change in measurement date	(36,973)	—	(5,269)	—
Service cost	60,916	54,927	490	497
Interest cost	129,953	121,375	12,159	12,695
Amendments	2,224	3,253	(1,423)	—
Actuarial loss (gain)	(132,854)	42,205	(20,315)	(8,191)
Benefits paid	(133,546)	(134,111)	(18,125)	(20,154)

Benefit obligation at end of year*	$2,118,239	$2,228,255	$183,395	$215,878

Change in plan assets
Fair value of plan assets at beginning of year*	$2,164,905	$1,652,304	$58,119	$54,676
Adjustment due to change in measurement date	21,594	—	(125)	—
Actual return on plan assets	(1,830)	239,671	(1,013)	5,734
Retiree contributions	—	—	8,526	9,011
Employer contributions	4,136	319,536	15,284	17,123
Benefits paid	(133,546)	(134,111)	(26,651)	(29,165)

Fair value of plan assets at end of year*	2,055,259	2,077,400	54,140	57,379
Adjustment for fourth quarter contributions	—	87,505	—	740

	$2,055,259	$2,164,905	$54,140	$58,119

Reconciliation of funded status to net amounts recognized
Funded status—plan assets less projected benefit obligation*	$(62,980)	$(150,855)	$(129,255)	$(158,499)
Adjustment for fourth quarter contributions	—	87,505	—	740

Net amount recognized	$(62,980)	$(63,350)	$(129,255)	$(157,759)

*
For fiscal 2007, a December 31 measurement date was used.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

Amounts Recognized in the Balance Sheet*

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2008	2007	2008	2007
Prepaid pension assets	$25,280	$27,998
Other accrued liabilities	(3,993)	(1,965)	$(13,560)	$(13,902)
Postretirement and postemployment benefits liabilities	—	—	(115,695)	(143,857)
Accrued pension liability	(84,267)	(89,383)	—	—

Net amount recognized	$(62,980)	$(63,350)	$(129,255)	$(157,759)
Accumulated other comprehensive loss (income) related to:
Unrecognized net actuarial losses	641,127	704,707	50,358	77,751
Unrecognized prior service benefit	(2,866)	(6,082)	(73,530)	(84,048)

Accumulated other comprehensive loss (income)	$638,261	$698,625	$(23,172)	$(6,297)

*
For fiscal 2007, a December 31 measurement date was used.

        The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2009 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial losses	$27,872	$2,657
Amortization of prior service benefits	(389)	(8,703)

Total	$27,483	$(6,046)

        The accumulated benefit obligation for all defined benefit pension plans was $1,852,851 as of March 31, 2008 and $1,966,831 as of March 31, 2007.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	March 31
	2008	2007
Projected benefit obligation	$51,094	$210,139
Accumulated benefit obligation	40,462	186,261
Fair value of plan assets	*	137,277

    *
    The pension plan with an accumulated benefit obligation in excess of plan assets as of March 31, 2008 is ATK's defined benefit nonqualified supplemental executive retirement plan discussed above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

        The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended March 31			Years Ended March 31
	2008	2007	2006	2008	2007	2006
Service cost	$60,916	$54,927	$48,836	$490	$497	$450
Interest cost	129,953	121,375	117,327	12,159	12,696	13,945
Expected return on plan assets	(182,145)	(150,557)	(147,637)	(4,045)	(3,851)	(3,836)
Amortization of unrecognized net loss	42,047	46,082	35,966	3,736	5,207	6,478
Amortization of unrecognized prior service cost	(578)	(837)	(860)	(8,911)	(9,029)	(9,113)

Net periodic benefit cost before special termination benefits cost / curtailment	50,193	70,990	53,632	3,429	5,520	7,924
Special termination benefits cost / curtailment	—	—	—	(778)	—	(603)

Net periodic benefit cost	$50,193	$70,990	$53,632	$2,651	$5,520	$7,321

        During fiscal 2008 and fiscal 2006, ATK recorded curtailment gains of $778 and $603, respectively, to recognize the impact on other PRB plans associated with the elimination of future subsidized medical benefits under a negotiated union contract.

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) reduced ATK's APBO measured as of December 31, 2005. One of ATK's other PRB plans is actuarially equivalent to Medicare, but ATK does not believe that the subsidies it will receive under the Act will be significant. Because ATK believes that participation levels in its other PRB plans will decline, the impact to ATK's results of operations in any period has not been and is not expected to be significant.

Assumptions

Weighted-Average Assumptions Used to Determine Benefit Obligations as of March 31

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.80%	6.10%	5.80%	6.80%	6.10%	5.80%
Rate of compensation increase:
Union	3.75%	3.50%	3.00%
Salaried	3.95%	3.73%	3.25%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended March 31

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008		2007		2006
Discount rate	6.10%	5.80%	5.90%	6.10%		5.80%		5.90%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	6.00 8.00	%/ %	6.00 8.00	%/ %	6.00 8.00	%/ %
Rate of compensation increase:
Union	3.50%	3.00%	3.00%
Salaried	3.73%	3.25%	3.25%

        In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK's own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. The expected long-term rate of return of 9.0% used in fiscal 2008 for pension plans was based on an asset allocation assumption of 51% in equity investments, with an expected long-term rate of return of 10.8%; 24% in fixed income investments, with an expected long-term rate of return of 5.3%; 10% in real estate/real asset investments with an expected long-term rate of return of 9.0%; and 15% in hedge fund investments with an expected long-term rate of return of 9.0%.

        In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

Assumed Health Care Cost Trend Rates used to Measure Expected Cost of Benefits

	2009	2008
Weighted average health care cost trend rate	7.20%	7.30%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.40%	5.50%
Fiscal year that the rate reaches the ultimate trend rate	2017	2017

        Since fiscal 2006, health care cost trend rates have been set specifically for each benefit plan and design. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$654	$(581)
Effect on postretirement benefit obligation	9,642	(8,567)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

Plan Assets

        Pension.    ATK's pension plan weighted-average asset allocations at March 31, 2008 and 2007, and the target allocations for fiscal 2009, by asset category are as follows:

		Actual as of March 31
Asset Category	Target 2009
		2008	2007
Domestic equity	26.0%	24.0%	29.7%
International equity	25.0%	21.5%	20.6%
Fixed income	24.0%	25.5%	14.9%
Real assets	10.0%	7.9%	11.1%
Hedge funds	15.0%	15.2%	18.7%
Other investments/cash	—	5.9%	5.0%

Total	100%	100%	100%

        Pension plan assets for ATK's qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments, real asset investments (i.e. real estate, timber, and energy), hedge funds, and cash. For certain plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements. ATK's investment objectives for the pension plan assets are to minimize the present value of expected funding contributions and to meet or exceed the rate of return assumed for plan funding purposes over the long term. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. ATK has a Committee which, assisted by outside consultants, evaluates the objectives and investment policies concerning its long-term investment goals and asset allocation strategies. In 2008, ATK modified the pension asset strategy with the objective of reducing volatility relative to pension liabilities while still achieving a competitive investment return, achieving diversification between and within various asset classes, and managing other risks. In order to reduce the volatility between the value of pension assets and liabilities, ATK increased its allocation to fixed income as well as lengthened the duration of its fixed income holdings. ATK regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Target allocation ranges are guidelines, not limitations, and occasionally due to market conditions and other factors actual asset allocation may vary above or below a target.

        Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. During fiscal 2008, ATK conducted an asset/liability study to provide guidance in setting investment goals with an objective to balance risk. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

        There was no direct ownership of ATK common stock included in plan assets as of March 31, 2008 or 2007.

        Other Postretirement Benefits.    ATK's other PRB obligations were 30% and 27% pre-funded as of March 31, 2008 and 2007, respectively.

        Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 34% and 32% of the assets were held in the 401(h) account as of March 31, 2008 and 2007, respectively. The remaining assets are in fixed income investments. ATK's investment objective for the other PRB plan assets is the preservation and safety of capital.

Contributions

        ATK does not expect to make any contributions to its qualified pension plans but expects to distribute approximately $4,000 directly to retirees, and contribute approximately $15,500 to its other postretirement benefit plans in fiscal 2009.

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

	Pension Benefits	Other Postretirement Benefits
2009	$126,786	$19,766
2010	141,958	19,380
2011	133,402	19,001
2012	138,912	18,508
2013	143,106	17,654
2014 through 2018	832,095	75,918

Termination

        In the event ATK terminates any of the plans under conditions in which the plan's assets exceed that plan's obligations, U.S. government regulations require that a fair allocation of any of the plan's assets based on plan contributions that were reimbursed under U.S. government contracts will be returned to the U.S. government.

Defined Contribution Plan

        ATK also sponsors a defined contribution plan. Participation in this plan is available to substantially all employees. The defined contribution plan is a 401(k) plan to which employees may contribute up to 50% of their pay (subject to limitations). Employee contributions are invested, at the employees' direction, among a variety of investment alternatives including an ATK stock fund.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

8. Employee Benefit Plans (Continued)

Participants may transfer amounts into and out of the investment alternatives at any time. Effective January 1, 2004, the ATK matching contribution to this plan depends on a participant's years of service and certain other factors. Participants receive either:

  •
  a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 2% (or, in certain cases, 3%) of the participant's contributed pay,

  •
  a matching contribution of 50% up to 6% of the participant's contributed pay,

  •
  an automatic 6% pre-tax contribution rate along with a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 3% of the participant's contributed pay (subject to one-year vesting) and a non-elective contribution based on recognized compensation and age and service (subject to three-year vesting), or

  •
  no matching contribution.

        ATK's contributions to the plan were $26,411 in fiscal 2008, $19,998 in fiscal 2007, and $23,370 in fiscal 2006.

        Approximately 1,900, or 11%, of ATK's employees are covered by collective bargaining agreements.

9. Income Taxes

        ATK's income tax provision consists of:

	Years Ended March 31
	2008	2007	2006
Current:
Federal	$134,487	$(1,531)	$58,421
State	8,913	23	5,327
Deferred:
Federal	(18,101)	74,142	13,657
State	2,359	7,583	(4,134)

Income tax provision	$127,658	$80,217	$73,271

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

9. Income Taxes (Continued)

        The items responsible for the differences between the federal statutory rate and ATK's effective rate are as follows:

	Years Ended March 31
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	3.2%	2.3%	2.5%
Extraterritorial income benefit	—%	(2.0)%	(0.7)%
Domestic manufacturing deduction	(1.8)%	(0.5)%	(0.6)%
Research and development credit	(0.5)%	(1.3)%	(1.1)%
Changes in previous contingencies	(0.3)%	(2.6)%	(1.4)%
Other non-deductible costs/(tax benefits), net	0.8%	(0.5)%	(1.6)%
Change in valuation allowance	—%	(0.1)%	0.1%

Income tax provision	36.4%	30.3%	32.2%

        ATK's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2008 of 36.4% differs from the federal statutory rate of 35% due to state income taxes and other provision adjustments which increased the effective rate, and the following items which decreased the rate: domestic manufacturing deduction (DMD), research and development (R&D) tax credits, and changes in previous contingencies.

        The effective tax rate for fiscal 2007 of 30.3% differs from the federal statutory rate of 35% due to state income taxes which increased the effective rate, and the following items which decreased the rate: a change in previous contingencies, ETI exclusion tax benefits, R&D tax credits, DMD, a decrease in the valuation allowance, and other provision adjustments.

        Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. As of March 31, 2008 and 2007 the components of deferred tax assets and liabilities were as follows:

	Years Ended March 31
	2008	2007
Deferred tax assets	$616,989	$620,807
Deferred tax liabilities	(564,115)	(564,245)
Valuation allowance	(2,908)	(3,507)

Net deferred tax assets	$49,966	$53,055

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

9. Income Taxes (Continued)

        As of March 31, 2008 and 2007, the deferred tax assets and liabilities resulted from temporary differences related to the following:

	March 31
	2008	2007
Other comprehensive income provision	$240,012	$273,849
Postretirement benefit obligations	68,313	73,449
Reserves for employee benefits	53,578	56,180
Long-term contract method of revenue recognition	26,823	(8,152)
Other reserves	23,629	21,631
State carryforwards	12,318	16,270
Environmental reserves	8,405	8,502
Pension	(227,818)	(255,402)
Intangible assets	(63,641)	(58,730)
Property, plant, and equipment	(53,799)	(57,051)
Debt-related	(26,239)	(20,877)
Other	(8,707)	6,893
Valuation allowance	(2,908)	(3,507)

Net deferred income tax asset	$49,966	$53,055

        ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The valuation allowance of $2,908 at March 31, 2008 relates to certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance was decreased by $599 during fiscal 2008 because of the expiration of a capital loss carryforward and the amount of state carryforward benefits expected to be utilized before expiration increased primarily because of changes to the projected taxable income.

        The deferred tax assets include $5,932 related to state tax credit carryforwards and $6,386 for state net operating loss carryforwards. These carryforwards expire as follows: $2,108 through fiscal 2015, $1,467 in fiscal 2016 through fiscal 2020, and $7,036 in fiscal 2021 through fiscal 2028. The remaining $1,496 as well as alternative minimum tax credits of $211 can be carried forward indefinitely.

        The federal R&D tax credit expired on December 31, 2007. Congress is currently considering bills that would extend the credit. If the federal R&D tax credit is not retroactively enacted there could be an unfavorable impact on ATK's fiscal 2009 effective income tax rate.

        Income taxes paid, net of refunds, totaled $91,261 in fiscal 2008, $3,889 in fiscal 2007, and $34,263 in fiscal 2006.

  FASB Interpretation No. 48

        As discussed in Note 1, effective April 1, 2007, ATK adopted FIN 48. The cumulative effects of applying this interpretation were recorded as a decrease of $7,676 to retained earnings, an increase of $2,693 to net deferred income tax assets and an increase of $10,369 to accrued income taxes as of April 1, 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

9. Income Taxes (Continued)

        In conjunction with the adoption of FIN 48, ATK classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. ATK also began reporting income tax-related interest income within the income tax provision. In prior periods, such interest income was reported in other income. Penalties and tax-related interest expense are reported as a component of the income tax provision. As of March 31, 2008 and April 1, 2007, $1,636 and $671 of income tax-related interest and $564 and $551 of penalties were included in accrued income taxes, respectively.

        ATK or one of its subsidiaries files income tax returns in the United States (U.S.) federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service has completed the audits of ATK through fiscal 2006.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended March 31, 2008
Unrecognized Tax Benefits—April 1, 2007	$16,244
Gross increases—tax positions in prior periods	1,594
Gross decreases—tax positions in prior periods	(2,228)
Gross increases—current-period tax positions	5,204
Gross decreases—current-period tax positions	(1,253)

Unrecognized Tax Benefits—March 31, 2008	$19,561

        As of March 31, 2008 and April 1, 2007, the total amount of unrecognized tax benefits was $19,561 and $16,244, respectively, of which $16,819 and $13,554, respectively, would affect the effective tax rate, if recognized. In the next 12 months it is reasonably possible that the gross liability for unrecognized tax benefits will decrease by $1,602 primarily as a result of the lapsing of statutes of limitations.

10. Commitments

        ATK leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $62,739 in fiscal 2008, $61,410 in fiscal 2007, and $57,989 in fiscal 2006.

        The following table summarizes ATK's contractual obligations and commercial commitments as of March 31, 2008:

		Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt	$1,455,000		$13,750	$561,250	$880,000
Interest on debt(1)	497,644	$47,250	120,675	95,881	233,838
Operating leases	277,756	60,853	100,320	70,745	45,838
Environmental remediation costs, net	24,951	921	2,669	3,818	17,543
Pension and other PRB plan contributions	335,079	23,759	59,712	48,408	203,200

Total contractual obligations	$2,590,430	$132,783	$297,126	$780,102	$1,380,419

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

10. Commitments (Continued)

		Commitment Expiration by period
	Total	Within 1 year	1-3 years
Other commercial commitments:
Letters of credit	$98,831	$19,750	$79,081

    (1)
    Includes interest on variable rate debt calculated based on interest rates at March 31, 2008. Variable rate debt was approximately 19% of ATK's total debt at March 31, 2008.

        The total liability for uncertain tax positions under FIN 48 at March 31, 2008 was approximately $19,561 (see Note 9). Of this amount, $19,337 is not expected to be paid within 12 months and is therefore classified within other long-term liabilities. ATK is not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current FIN 48 obligations.

        Pension plan contributions are an estimate of ATK's minimum funding requirements through fiscal 2018 to provide pension benefits for employees based on service provided through fiscal 2008 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulatory rules.

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

        ATK has known conditional asset retirement obligations, such as contractual lease restoration obligations, to be performed in the future, that are not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, these obligations have not been recorded in the consolidated financial statements. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability's fair value.

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

        On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK's LUU series illuminating flares. ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products. Further details regarding the investigation were not provided to ATK. On or about March 13, 2007, ATK received notice, for the first time, that the source and basis of the Government's investigation was a qui tam complaint filed in federal court in Utah on or about April 10, 2006 by a former employee. Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007. On December 13, 2007, ATK filed a motion to dismiss the complaint. The court denied the motion on May 14, 2008. ATK has 30 days from the date of the court's ruling to file its answer to the amended complaint.

        ATK denies any allegations of improper conduct. Based on what is known to ATK about the subject matter of the DOJ investigation and the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct. Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows. Some potential, however, does remain for an adverse judgment that could be material to ATK's financial position, results of operations, or cash flows. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

        Environmental Liabilities.    ATK's operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.

        The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.5% and 3.0% as of March 31, 2008 and 2007, respectively. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2008		March 31, 2007
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(64,204)	$39,253	$(65,603)	$40,587
Unamortized discount	7,831	(3,811)	8,513	(4,990)

Present value amounts (payable) receivable	$(56,373)	$35,442	$(57,090)	$36,097

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

11. Contingencies (Continued)

        Amounts payable or receivable in periods beyond fiscal 2009 have been classified as non-current on the March 31, 2008 balance sheet. As such, of the $56,373 net liability, $7,554 is recorded within other current liabilities and $48,819 is recorded within other non-current liabilities. Of the $35,442 net receivable, $6,633 is recorded within other current assets and $28,809 is recorded within other non-current assets. As of March 31, 2008, the estimated discounted range of reasonably possible costs of environmental remediation was $56,373 to $91,191.

        ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

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

  •
  With respect to the commercial products business' facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount's indemnification obligations relating to environmental matters, which extended through December 7, 2006, are

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

11. Contingencies (Continued)

    capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party's obligations, which extended through November 4, 2007, are capped at approximately $125,000, less payments previously made.

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

        At March 31, 2008, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2009	$921
Fiscal 2010	2,303
Fiscal 2011	366
Fiscal 2012	2,055
Fiscal 2013	1,763
Thereafter	17,543

Total	$24,951

        There were no material insurance recoveries related to environmental remediation during fiscal 2008, 2007, or 2006.

12. Stockholders' Equity

        ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

        ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of March 31, 2008, ATK has authorized up to 1,532,360 common shares under the 2005 Stock Incentive Plan, of which 453,562 common shares are yet available to be granted. No new grants will be made out of the other three plans.

        There are three types of awards outstanding under ATK's stock incentive plans: performance awards, restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards, grant of restricted stock, or exercise of stock options. As of March 31, 2008, there were up to 709,292 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

12. Stockholders' Equity (Continued)

these shares, 168,821 shares were earned during fiscal 2008 upon achievement of a specified performance goal relating to supply chain management savings and were distributed or deferred in April 2008; up to 179,695 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2007 through fiscal 2009 period; up to 206,200 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2008 through fiscal 2010 period; and up to 154,576 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2009 through fiscal 2011 period.

        Restricted stock issued to non-employee directors and certain key employees totaled 37,713 shares in fiscal 2008, 38,214 shares in fiscal 2007, and 36,406 shares in fiscal 2006. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK's common stock as of the grant date.

        Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK's common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally granted with a seven-year term; most grants prior to that had a ten-year term.

        The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK's stock over the past five years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. No options were granted during fiscal 2008. The weighted average fair value of options granted was $28.58 and $23.76 during fiscal 2007 and 2006, respectively. The following weighted average assumptions were used for grants:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

12. Stockholders' Equity (Continued)

        Total pre-tax stock-based compensation expense of $23,415, $38,076, and $21,256, was recognized during fiscal 2008, 2007, and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $9,224, $15,169, and $8,120 during fiscal 2008, 2007, and 2006, respectively.

        Prior to fiscal 2007, ATK accounted for its stock-based plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if ATK had applied the fair value recognition provisions of SFAS No. 123(R) during fiscal 2006.

Year Ended March 31, 2006
Net income, as reported	$153,882
Stock-based employee compensation cost included in the determination of net income as reported, net of related tax effects	13,149
Stock-based employee compensation cost determined under fair value-based method for all awards, net of related tax effects	(20,526)

Pro forma net income	$146,505

Earnings per share:
Basic—as reported	$4.19
Basic—pro forma	3.99
Diluted—as reported	4.11
Diluted—pro forma	3.92

        A summary of ATK's stock option activity is as follows:

	Year Ended March 31, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in 000s)
Outstanding at beginning of period	1,514,287	$56.81
Exercised	(319,630)	51.45
Forfeited/expired	(25,733)	67.41

Outstanding at end of period	1,168,924	$58.15	3.7	$45.38

Options exercisable at end of period	1,002,923	$56.13	3.6	$47.40

        The total intrinsic value of options exercised was $16,444, $15,189, and $5,969 during fiscal 2008, 2007, and 2006, respectively. Total cash received from options exercised was $16,310, $17,452, and $16,689 during fiscal 2008, 2007, and 2006, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

12. Stockholders' Equity (Continued)

        A summary of ATK's performance share award and restricted stock award activity is as follows:

	Year Ended March 31, 2008
	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 1, 2007	664,897	$79.93
Granted	198,807	101.51
Canceled/forfeited	(26,771)	82.34
Vested	(206,609)	76.32

Nonvested at March 31, 2008	630,324	$87.85

        As of March 31, 2008, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $41,628 and is expected to be realized over a weighted average period of 2.0 years.

Share Repurchases

        On January 31, 2006, ATK's Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. In February and March 2006, ATK repurchased 1,315,104 shares for $100,000. During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880. During fiscal 2008, ATK repurchased 942,200 shares for $100,068. The Board's authorization expired January 31, 2008. Therefore, as of March 31, 2008, there were no shares authorized to be repurchased.

        Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2008, this limit was approximately $224,000. As of March 31, 2008, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which among other items, would allow payments for future share repurchases, as long as ATK maintains certain senior debt limits, with an annual limit, when those debt limits are not met, of $50,000 plus proceeds of any equity issuances plus 50% of net income since March 29, 2007.

13. Operating Segment Information

        As of March 31, 2008, ATK had three segments: ATK Armament Systems, ATK Launch Systems, and ATK Mission Systems. These operating segments are defined based on the reporting and review process used by ATK's chief executive officer. Revenue by product line has not been provided as to do so would be impracticable.

  •
  ATK Armament Systems, which generated 35% of ATK's external sales in fiscal 2008, produces military ammunition and gun systems; commercial products; and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

  •
  ATK Launch Systems, which generated 29% of ATK's external sales in fiscal 2008, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

13. Operating Segment Information (Continued)

    and missile defense interceptors. Other products include ordnance, such as decoy and illuminating flares.

  •
  ATK Mission Systems, which generated 36% of ATK's external sales in fiscal 2008, operates in four areas: Weapon Systems, Aerospace Systems, Space Systems, and Technical Services.

        Effective April 1, 2008, ATK realigned its business operations. As a result of this realignment, ATK Mission Systems was divided into ATK Mission Systems and ATK Space Systems. ATK also renamed ATK Ammunition Systems to ATK Armament Systems to better reflect the breadth of its business. The name change had no impact on the historical numbers reported. Following this realignment, ATK has four segments: ATK Armament Systems, ATK Launch Systems, ATK Mission Systems, and ATK Space Systems. The April 1, 2008 realignment of ATK Mission Systems is not reflected in the information contained in this report.

        All of ATK's segments derive the majority of their sales from contracts with, and prime contractors to, the U.S. Government. ATK's U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government Sales	Percent of sales
2008	$3,257,000	78%
2007	2,817,000	79%
2006	2,549,000	79%

        The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 12%, 14%, and 12% of total fiscal 2008, fiscal 2007, and fiscal 2006 sales, respectively. ATK's contract with NASA for the Reusable Solid Rocket Motors (RSRM) for the Space Shuttle, which is reported within ATK Launch Systems, represented 9%, 11%, and 13%, of ATK's total fiscal 2008, fiscal 2007, and fiscal 2006 sales, respectively.

        No single commercial customer accounted for 10% or more of ATK's total sales during fiscal 2008, 2007, or 2006.

        ATK's foreign sales to customers were $257,655 in fiscal 2008, $247,162 in fiscal 2007, and $227,406 in fiscal 2006. Approximately 56% of these sales were in ATK Armament Systems, 41% were in ATK Mission Systems, and 3% were in ATK Launch Systems. Sales to no individual country outside the United States accounted for more than 2% of ATK's sales in fiscal 2008. Substantially all of ATK's assets are held in the United States.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

13. Operating Segment Information (Continued)

        The following summarizes ATK's results by segment:

	Year Ended March 31, 2008
	ATK Armament Systems	ATK Launch Systems	ATK Mission Systems	Corporate	Total
Sales:
External customers	$1,476,716	$1,217,461	$1,477,548	$—	$4,171,725
Intercompany	23,936	6,150	149,211	(179,297)	—

Total	1,500,652	1,223,611	1,626,759	(179,297)	4,171,725
Capital expenditures	25,203	15,137	46,397	13,972	100,709
Depreciation	17,998	25,757	22,318	5,438	71,511
Amortization of intangible assets	—	—	5,975	—	5,975
Income before interest, income taxes and minority interest	139,603	171,857	150,166	(31,098)	430,528
Total assets	711,374	830,750	1,215,778	438,292	3,196,194

	Year Ended March 31, 2007
	ATK Armament Systems	ATK Launch Systems	ATK Mission Systems	Corporate	Total
Sales:
External customers	$1,276,228	$1,078,194	$1,210,650	$—	$3,565,072
Intercompany	25,605	17,536	108,852	(151,993)	—

Total	1,301,833	1,095,730	1,319,502	(151,993)	3,565,072
Capital expenditures	18,564	16,303	29,688	16,531	81,086
Depreciation	17,870	28,689	19,679	3,142	69,380
Amortization of intangible assets	—	—	6,772	—	6,772
Income before interest, income taxes and minority interest	112,614	147,340	114,566	(34,792)	339,728
Total assets	671,040	831,488	1,042,177	329,977	2,874,682

	Year Ended March 31, 2006
	ATK Armament Systems	ATK Launch Systems	ATK Mission Systems	Corporate	Total
Sales:
External customers	$1,105,373	$954,369	$1,156,400	$—	$3,216,142
Intercompany	19,378	8,321	94,077	(121,776)	—

Total	1,124,751	962,690	1,250,477	(121,776)	3,216,142
Capital expenditures	17,192	14,319	27,837	6,004	65,352
Depreciation	14,933	32,309	20,319	2,028	69,589
Amortization of intangible assets	—	—	8,745	—	8,745
Income before interest, income taxes and minority interest	109,283	133,607	97,438	(13,179)	327,149
Total assets	681,105	849,029	1,020,826	351,020	2,901,980

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated) (Continued)

13. Operating Segment Information (Continued)

        Certain administrative functions are primarily managed by ATK at the corporate headquarters ("Corporate"). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, and income taxes. Pension and postretirement benefit expenses are allocated to each segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate" and were $23,366, $18,278, and $16,412 for fiscal 2008, 2007, and 2006.

14. Quarterly Financial Data (Unaudited)

        Quarterly financial data is summarized as follows:

	Fiscal 2008 Quarter Ended
	July 1	September 30	December 30	March 31
Sales	$958,372	$1,029,345	$1,054,865	$1,129,143
Gross profit	192,190	198,369	212,664	243,092
Net income	52,404	51,175	58,330	60,438
Earnings per share:
Basic earnings per share	1.58	1.55	1.79	1.85
Diluted earnings per share	1.50	1.44	1.65	1.72

	Fiscal 2007 Quarter Ended
	July 2	October 1	December 31	March 31
Sales	$822,494	$830,374	$903,803	$1,008,401
Gross profit	156,605	161,219	171,129	197,408
Net income	38,873	39,927	51,230	54,098
Earnings per share:
Basic earnings per share	1.10	1.17	1.55	1.64
Diluted earnings per share	1.09	1.15	1.53	1.57

        The sum of the per share amounts for the quarters may not equal the total for the year due to the application of the treasury stock method.

        During the fourth quarter of fiscal 2008, ATK recorded a pre-tax charge of $6,567 within general and administrative expenses as the acquisition of MDA was disapproved by the Canadian government, as discussed in Note 2 above. During the second quarter of fiscal 2008, ATK recognized an accelerated noncash write-off of $5,600 of debt issuance costs, as discussed in Note 7 above. During the fourth quarter of fiscal 2007, ATK recorded a pre-tax charge of approximately $9,300 related to the termination of an internal information systems project within general and administrative expense as well as a tax benefit of $9,480 primarily related to favorable tax settlement of prior-year audits.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        ATK's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008 and have concluded that ATK's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        During the quarter ended March 31, 2008, there was no change in ATK's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, ATK's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        The management of ATK prepared and is responsible for the consolidated financial statements and all related financial information contained in this Form 10-K. This responsibility includes establishing and maintaining adequate internal control over financial reporting. ATK's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, ATK designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of ATK's internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors ATK's internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that ATK's internal control over financial reporting is effective as of March 31, 2008.

        Our internal control over financial reporting as of March 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Daniel J. Murphy
 Chairman of the Board, President and Chief Executive Officer

/s/ John L. Shroyer
 Senior Vice President and Chief Financial Officer

May 20, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

        We have audited the internal control over financial reporting of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2008 of the Company and our report dated May 20, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of new accounting standards.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
May 20, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from ATK's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K. ATK will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2008.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding ATK's directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in ATK's Proxy Statement for the 2008 Annual Meeting of Stockholders. Information regarding ATK's executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.

        Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2008 Proxy Statement.

        Information regarding ATK's code of ethics (ATK's Business Ethics Code of Conduct), which ATK has adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Business Ethics Code of Conduct in the 2008 Proxy Statement. ATK's Business Ethics Code of Conduct is available on our website at www.atk.com by selecting About Us and then Values.

        Since the date of ATK's 2007 Proxy Statement, there have been no material changes to the procedures by which security holders may recommend nominees to ATK's Board of Directors.

        Information regarding ATK's Audit Committee, including the Audit Committee's financial experts, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2008 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        Information about compensation of ATK's named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2008 Proxy Statement, with the exception of the subsection of Executive Compensation under the heading Compensation Committee Report, which subsection is not incorporated by reference. Information about compensation of ATK's directors is incorporated by reference from the section entitled Director Compensation in the 2008 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2008 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2008 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information regarding transactions with related persons is incorporated by reference from the section entitled Certain Relationships and Related Transactions in the 2008 Proxy Statement.

        Information about director independence is incorporated by reference from the section entitled Corporate Governance—Director Independence in the 2008 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2008 Proxy Statement.

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

ALLIANT TECHSYSTEMS INC.
Date: May 22, 2008	By:	/s/ JOHN L. SHROYER
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ DANIEL J. MURPHY Daniel J. Murphy	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
/s/ JOHN L. SHROYER John L. Shroyer	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
* Frances D. Cook	Director
* Martin C. Faga	Director
* Ronald R. Fogleman	Director
* Cynthia L. Lesher	Director
* Douglas L. Maine	Director
* Roman Martinez IV	Director
* Mark H. Ronald	Director
* Michael T. Smith	Director
* William G. Van Dyke	Director
Date: May 22, 2008	*By:	/s/ KEITH D. ROSS
	Name:	Keith D. Ross Attorney-in-fact

ALLIANT TECHSYSTEMS INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2008
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

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
2.1*	Purchase Agreement, dated as of January 8, 2008, among the Registrant, 0807865 B.C. Ltd., ATK Space Systems, Inc. and MacDonald, Dettwiler and Associates Ltd. (Exhibit 2.1 to Form 8-K dated January 8, 2008).
3(i).1*
Restated Certificate of Incorporation of the Registrant, effective July 20, 1990, including Certificate of Correction effective September 21, 1990 (Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2001, File No. 333-67316 (the "Form S-4")).
3(i).2*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3.2 to the Form S-4).
3(i).3*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (Exhibit 3.3 to the Form S-4).
3(i).4*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 7, 2002 (Exhibit 3(i).4 to Form 10-Q for the quarter ended June 29, 2003).
3(ii).1*	Bylaws of the Registrant, as Amended and Restated Effective August 1, 2006 (Exhibit 3.1 to Form 8-K dated August 1, 2006).
4.1*	Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to the Form 10-K for the year ended March 31, 2005).
4.2*	Rights Agreement, dated as of May 7, 2002, by and between the Registrant and LaSalle Bank National Association, as rights agent (Exhibit 4.1 to the Form 8-A filed on May 14, 2002).
4.3.1*	Call Option Agreement, dated as of September 6, 2006, between the Registrant and Bank of America, N.A. (Exhibit 4.3.1 to the Form 10-K for the year ended March 31, 2007 (the "Fiscal 2007 Form 10-K")).
4.3.2*	Warrant Agreement, dated as of September 6, 2006, between the Registrant and Bank of America, N.A. (Exhibit 4.3.2 to the Fiscal 2007 Form 10-K).
4.4.1*
Indenture, dated as of September 12, 2006, among the Registrant, as Issuer, the Subsidiary Guarantors identified in the Indenture (the "Subsidiary Guarantors") and The Bank of New York Trust Company, N.A., as Trustee, relating to 2.75% Convertible Senior Subordinated Notes due 2011 (including form of Convertible Senior Subordinated Note) (Exhibit 4.1 to Form 8-K dated September 6, 2006).

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
4.7.1*
Indenture, dated as of February 19, 2004, among the Registrant and BNY Midwest Trust Company, an Illinois trust company, as trustee, 2.75% Convertible Senior Subordinated Notes due 2024 (Exhibit 4.5 to the Form 10-K for the year ended March 31, 2004 (the "Fiscal 2004 Form 10-K")).
4.7.2*
First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of February 19, 2004 among Alliant Techsystems Inc., as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee (Exhibit 4.3 to Form 10-Q for the quarter ended October 3, 2004).
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
10.4.1*
Environmental Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (Exhibit 10.2.1 to the Form 10-K for the year ended March 31, 2003 ("the Fiscal 2003 Form 10-K")).

10.4.2*	Amendment to Environmental Agreement, dated March 15, 1995 (Exhibit 10.2.2 to the Fiscal 2003 Form 10-K).
10.5*	Environmental Matters Agreement, dated as of September 24, 1990, between Honeywell Inc. and the Registrant (Exhibit 10.3 to Post-Effective Amendment No. 1, filed October 1, 1990, to the Form 10).
10.6*	Form of Tax Sharing Agreement between Honeywell Inc. and the Registrant (Exhibit 10.5 to Amendment No. 2, filed September 26, 1990, to the Form 10).
10.7*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1 to the Form 10).
10.8*#	Description of non-employee Directors' cash and equity compensation (Item 1.01 of Form 8-K dated October 29, 2007).
10.9*#
Non-Employee Director Restricted Stock Award and Stock Deferral Program (as amended and restated October 30, 2007) Under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated October 29, 2007).
10.10*#	Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated as of October 30, 2007 (Exhibit 10.3 to Form 8-K dated October 29, 2007).
10.11*#	Deferred Fee Plan for Non-Employee Directors, as amended and restated October 30, 2007 (Exhibit 10.2 to Form 8-K dated October 29, 2007).
10.12.1*#	Employment Agreement with Daniel J. Murphy dated February 1, 2004 (Exhibit 10.15 to the Fiscal 2004 Form 10-K).
10.12.2*#	Amendment to Employment Agreement with Daniel J. Murphy (Exhibit 10.2 to Form 8-K dated December 20, 2005).
10.12.3*#	Amendment to Employment Agreement with Daniel J. Murphy dated as of March 10, 2008 (Exhibit 10.1 to Form 8-K dated March 10, 2008).
10.13*#	Alliant Techsystems Inc. Executive Officer Incentive Plan (Exhibit 10.1 to Form 8-K dated August 1, 2006).
10.14.1*#	Alliant Techsystems Inc. 2005 Stock Incentive Plan (As Amended and Restated Effective July 31, 2007) (Exhibit 10.1 to Form 8-K dated July 31, 2007).
10.14.2*#
Form of Non-Qualified Stock Option Award Agreement (Cliff Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.2 to the Form 10-K for the year ended March 31, 2006 ("the Fiscal 2006 Form 10-K") ).
10.14.3*#	Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.3 to the Fiscal 2006 Form 10-K).
10.14.4*#
Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2007-2009 Performance Period as amended effective October 29, 2007 (Exhibit 10.9 to Form 8-K dated October 29, 2007).
10.14.5*#	Description of performance awards to certain executive officers for the Fiscal Year 2007-2009 performance period (Item 1.01 of Form 8-K dated March 13, 2006).

10.14.6*#
Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2007-2012 Performance Period as amended effective October 29, 2007 (Exhibit 10.10 to Form 8-K dated October 29, 2007).
10.14.7*#	Description of performance awards to certain executive officers for the Fiscal Year 2007-2012 performance period (Item 1.01 of Form 8-K dated March 13, 2006).
10.14.8*#
Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2008-2010 Performance Period as amended effective October 29, 2007 (Exhibit 10.11 to Form 8-K dated October 29, 2007).
10.14.9#	Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2009-2011 Performance Period.
10.14.10*#	Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.7 to the Fiscal 2006 Form 10-K).
10.15.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.16.1 to the Fiscal 2007 Form 10-K).
10.15.2*#
Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Form 10-K for the year ended March 31, 2002 (the "Fiscal 2002 Form 10-K") ).
10.15.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).
10.15.4*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Fiscal 2004 Form 10-K).
10.15.5*#	Amendment No. 4 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.3 to Form 8-K dated January 30, 2007).
10.15.6*#	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.1 to Form 8-K dated February 4, 2005).
10.15.7*#	Form of Restricted Stock Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.1 to Form 8-K dated May 6, 2005).
10.16.1*#	First Amendment and Restatement of 2000 Stock Incentive Plan effective January 23, 2001 (Exhibit 10.25.1 to the Fiscal 2002 Form 10-K).
10.16.2*#	Amendment 1 to First Amendment and Restatement of 2000 Stock Incentive Plan effective April 24, 2001 (Exhibit 10.25.2 to the Fiscal 2002 Form 10-K).
10.16.3*#	Amendment 2 to First Amendment and Restatement of 2000 Stock Incentive Plan effective January 21, 2002 (Exhibit 10.25.3 to the Fiscal 2002 Form 10-K).
10.16.4*#	Amendment 3 to First Amendment and Restatement of Alliant Techsystems Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 10-Q for the quarter ended October 3, 2004).
10.16.5*#	Amendment 4 to First Amendment and Restatement of Alliant Techsystems Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 8-K dated January 30, 2007).

10.17.1*#	Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated October 29, 2007 (Exhibit 10.6 to Form 8-K dated October 29, 2007).
10.17.2*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).
10.18*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective October 29, 2007 (Exhibit 10.7 to Form 8-K dated October 29, 2007).
10.19*#	Alliant Techsystems Inc. Supplemental Executive Retirement Plan, as Amended and Restated October 29, 2007 (Exhibit 10.5 to Form 8-K dated October 29, 2007).
10.20*#	Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, Amended and Restated October 29, 2007 (Exhibit 10.5 to Form 8-K dated October 29, 2007).
10.21*#	Alliant Techsystems Inc. Income Security Plan, Amended and Restated October 29, 2007 (Exhibit 10.8 to Form 8-K dated October 29, 2007).
10.22.1*#
Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Form 10-K for the fiscal year ended March 31, 1998 ("the Fiscal 1998 Form 10-K")).
10.22.2*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).
10.23.1*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to the Fiscal 1998 Form 10-K).
10.23.2*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to the Fiscal 1998 Form 10-K).
10.23.3*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to the Fiscal 1998 Form 10-K).
12	Computation of Ratio of Earnings to Fixed Charges
14*	The Registrant's Business Ethics Code of Conduct (Exhibit 14.1 to Form 8-K dated October 30, 2006).
21	Subsidiaries of the Registrant as of March 31, 2008.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
ATK Armament Systems
ATK Launch Systems
ATK Mission Systems
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
STOCKHOLDER RETURN PERFORMANCE GRAPH
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED INCOME STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
ALLIANT TECHSYSTEMS INC. FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2008 EXHIBIT INDEX