Form 10-Q
period 2008-06-29
ALLIANT TECHSYSTEMS INC
filed 2008-08-07
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10582

Alliant Techsystems Inc.

(Exact name of Registrant as specified in its charter)

Delaware	41-1672694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7480 Flying Cloud Drive
Minneapolis, Minnesota	55344-3720
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 351-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 27, 2008, 32,953,191 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

n

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED
(In thousands except per share data)	June 29, 2008	July 1, 2007
Sales	$1,124,865	$958,372
Cost of sales	905,593	766,182
Gross profit	219,272	192,190
Operating expenses:
Research and development	21,721	12,683
Selling	38,687	29,930
General and administrative	50,532	48,073
Total operating expenses	110,940	90,686
Income before interest, income taxes, and minority interest	108,332	101,504
Interest expense	(16,709)	(19,297)
Interest income	367	284
Income before income taxes and minority interest	91,990	82,491
Income tax provision	34,033	29,913
Income before minority interest	57,957	52,578
Minority interest, net of income taxes	90	174
Net income	$57,867	$52,404

Earnings per common share:
Basic	$1.76	$1.58
Diluted	$1.64	$1.50

Weighted-average number of common shares outstanding:
Basic	32,826	33,255
Diluted	35,184	34,852

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	June 29, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$20,148	$119,773
Net receivables	946,072	798,468
Net inventories	190,160	205,825
Deferred income tax assets	88,222	88,282
Other current assets	33,724	35,568
Total current assets	1,278,326	1,247,916
Net property, plant, and equipment	496,013	492,336
Goodwill	1,236,196	1,236,196
Prepaid pension assets	26,398	25,280
Deferred charges and other non-current assets	198,992	194,466
Total assets	$3,235,925	$3,196,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$10,598	—
Current portion of long-term debt	483,438	—
Accounts payable	193,590	$215,755
Contract advances and allowances	73,341	81,624
Accrued compensation	97,624	147,287
Accrued income taxes	50,909	41,681
Other accrued liabilities	173,654	144,540
Total current liabilities	1,083,154	630,887
Long-term debt	971,562	1,455,000
Deferred income tax liabilities	40,113	38,316
Postretirement and postemployment benefits liabilities	137,889	138,378
Accrued pension liability	88,082	84,267
Other long-term liabilities	107,553	108,238
Total liabilities	2,428,353	2,455,086
Contingencies (Note 12)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding – 32,947,063 shares at June 29, 2008 and 32,795,800 at March 31, 2008	329	328
Additional paid-in-capital	463,933	467,857
Retained earnings	1,373,791	1,315,924
Accumulated other comprehensive loss	(373,896)	(376,636)
Common stock in treasury, at cost – 8,607,998 shares held at June 29, 2008 and 8,759,261 shares held at March 31, 2008	(656,585)	(666,365)
Total stockholders’ equity	807,572	741,108
Total liabilities and stockholders’ equity	$3,235,925	$3,196,194

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	QUARTERS ENDED
(In thousands)	June 29, 2008	July 1, 2007
Operating activities
Net income	$57,867	$52,404
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	18,781	17,693
Amortization of intangible assets	1,405	1,300
Amortization of deferred financing costs	728	1,258
Deferred income taxes	59	(761)
Loss on disposal of property	58	130
Minority interest, net of income taxes	90	174
Share-based plans expense	4,898	6,260
Excess tax benefits from share-based plans	(2,392)	(7,057)
Changes in assets and liabilities:
Net receivables	(147,604)	(77,152)
Net inventories	18,055	(11,255)
Accounts payable	(12,482)	8,733
Contract advances and allowances	(8,283)	(8,563)
Accrued compensation	(54,614)	(49,690)
Accrued income taxes	13,886	26,367
Pension and other postretirement benefits	7,565	8,403
Other assets and liabilities	24,470	14,614
Cash used for operating activities	(77,513)	(17,142)
Investing activities
Capital expenditures	(31,579)	(17,071)
Acquisition of business, net of cash acquired	(7,511)	(101,195)
Proceeds from the disposition of property, plant, and equipment	106	195
Cash used for investing activities	(38,984)	(118,071)
Financing activities
Change in cash overdrafts	10,598	22,196
Net borrowings on line of credit	—	100,000
Payments made for debt issue costs	(5)	(94)
Proceeds from employee stock compensation plans	3,887	9,320
Excess tax benefits from share-based plans	2,392	7,057
Cash provided by financing activities	16,872	138,479
(Decrease) increase in cash and cash equivalents	(99,625)	3,266
Cash and cash equivalents - beginning of period	119,773	16,093
Cash and cash equivalents - end of period	$20,148	$19,359

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$3,323	$3,908

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended June 29, 2008

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.             Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (fiscal 2008).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of June 29, 2008, and its results of operations and cash flows for the quarters ended June 29, 2008 and July 1, 2007.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.             New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP No. APB 14-1).  This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of this FSP apply to ATK’s $200,000 aggregate principal amount of 3.00% Convertible Notes, the $280,000 aggregate principal amount of 2.75% Convertible Notes due 2024, and the $300,000 aggregate principal amount of 2.75% Convertible Notes due 2011, discussed in Note 8. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years (ATK’s fiscal 2010), and shall be applied retrospectively to all periods presented. Early adoption is not permitted.  ATK estimates that adoption of the FSP will result in an increase to fiscal 2005 through fiscal 2009 non-cash interest expense in the range of $9,300 ($5,500 net of tax or $0.15 diluted earnings per share (EPS) impact) to $23,800 ($14,200 net of tax or $0.40 diluted EPS impact) per year. The impact to fiscal 2010 non-cash interest expense is expected to be an increase of approximately $19,900 ($11,900 net of tax or $0.34 diluted EPS impact) with a declining impact in future fiscal years.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (GAAP). SFAS No. 162 provides a framework for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. ATK does not expect the adoption of SFAS No. 162 to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). This statement establishes enhanced disclosures about derivative and hedging activities. This statement is effective for fiscal years and interim periods beginning after November 15, 2008 (ATK’s fiscal 2010). Adoption of SFAS No. 161 will result in enhanced disclosure regarding ATK’s derivatives should ATK have any outstanding.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement replaces SFAS No. 141, “Business Combinations.” This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008 (ATK’s fiscal 2010). While ATK continues to evaluate this statement for the impact that SFAS No. 141(R) will have on its consolidated financial statements, ATK will be required to expense costs related to any acquisitions after March 31, 2009.

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities (EITF 07-03). EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 was effective for ATK on April 1, 2008 and the adoption did not have a significant impact on ATK’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for ATK on April 1, 2008.  ATK did not choose the fair value option; therefore, the adoption of SFAS No. 159 did not have an impact on ATK’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.  The adoption of the applicable provisions of SFAS No. 157 on April 1, 2008 did not have an impact on ATK’s financial statements.  ATK is evaluating the effect that adoption of the remaining provisions of this statement will have on its financial statements.

3.             Acquisitions, Goodwill, and Other Intangible Assets

There were no material acquisitions during the quarter ended June 29, 2008.

During the quarter ended July 1, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195, net of cash acquired. ATK believes that the acquisition strengthened ATK’s satellite components, subsystems and small spacecraft portfolios and further increased ATK’s position as a supplier to the U.S. Government and industry.  ATK also believes the acquisition enhanced ATK’s systems engineering as ATK pursues strategic initiatives in space exploration programs.  Headquartered in Beltsville, Maryland, Swales employs approximately 650 people and is included in ATK Space Systems. The purchase price allocation for Swales was completed during fiscal 2008.  A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Swales are included in ATK’s consolidated financial statements since the date of the acquisition. The purchase price for the acquisition was allocated to the acquired assets and liabilities based on estimated fair value. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill. Pro forma information on results of operations for fiscal 2008, as if the acquisition had occurred at the beginning of fiscal 2007, are not being presented because the acquisition is not material to ATK for that purpose.

There were no changes in the carrying amount of goodwill by operating segment during the quarter ended June 29, 2008 and the balances are as follows:

	ATK Armament Systems	ATK Mission Systems	ATK Space Systems	Total
Balance at June 29, 2008	$171,337	$354,976	$709,883	$1,236,196

Included in deferred charges and other non-current assets as of June 29, 2008 and March 31, 2008 are other intangible assets of $71,196 and $87,973, respectively, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite. During the quarter ended June 29, 2008, ATK began amortizing a tradename that it had previously determined to have an indefinite life over an estimated useful life of 10 years.  Also included in deferred charges and other non-current assets as of June 29, 2008 and March 31, 2008 are amortizing intangible assets, as follows:

	June 29, 2008			March 31, 2008
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$22,644	$(20,434)	$2,210	$22,644	$(20,024)	$2,620
Tradename	16,777	(419)	16,358	—	—	—
Customer relationships and other	27,407	(9,939)	17,468	27,407	(9,364)	18,043
Total	$66,828	$(30,792)	$36,036	$50,051	$(29,388)	$20,663

These assets are being amortized over their estimated useful lives over a weighted average remaining period of approximately 8.2 years. Amortization expense for the quarters ended June 29, 2008 and July 1, 2007 was $1,405 and $1,300, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2009	$4,259
Fiscal 2010	4,940
Fiscal 2011	3,955
Fiscal 2012	3,946
Fiscal 2013	3,916
Thereafter	15,020
Total	$36,036

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

4.              Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 8) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarters ended June 29, 2008 and July 1, 2007, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended
	June 29, 2008		July 1, 2007
	Shares	EPS	Shares	EPS
Basic EPS shares outstanding	32,826	$1.76	33,255	$1.58
Dilutive effect of stock-based awards	474	(0.02)	528	(0.03)
Dilutive effect of contingently issuable shares	1,884	(0.09)	1,069	(0.05)
Diluted EPS shares outstanding	35,184	$1.64	34,852	$1.50

Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	—	n/a	—	n/a

Contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes, 2.75% Convertible Senior Subordinated Notes due 2024, and 2.75% Convertible Senior Subordinated Notes due 2011, as discussed in Note 8, are included in diluted EPS for the quarters ended June 29, 2008 and July 1, 2007.  The Warrants, as discussed in Note 8, are not included in diluted EPS as ATK’s average stock price during the quarters ended June 29, 2008 and July 1, 2007 did not exceed $116.75.  The Call Options, also discussed in Note 8, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

5.              Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters ended June 29, 2008 and July 1, 2007 were as follows:

	Quarters Ended
	June 29, 2008	July 1, 2007
Net income	$57,867	$52,404
Other comprehensive income (OCI):
Pension and other postretirement benefit liabilities, net of income taxes of $(2,126) and $(3,590), respectively	3,233	5,465
Change in fair value of derivatives, net of income taxes of $388 and $(58), respectively	(582)	176
Change in fair value of available-for-sale securities, net of income taxes of $(59) and $39, respectively	89	(10)
Total OCI	2,740	5,631
Total comprehensive income	$60,607	$58,035

The components of accumulated OCI, net of income taxes, are as follows:

	June 29, 2008	March 31, 2008
Derivatives	$(1,132)	$(550)
Pension and other postretirement benefit liabilities	(373,009)	(376,242)
Available-for-sale securities	245	156
Total accumulated other comprehensive loss	$(373,896)	$(376,636)

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks.  ATK entered into forward contracts for lead during the quarter ended June 29, 2008.  The contracts essentially establish a fixed price for the underlying commodities and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded as a current liability and the effective portion is reflected in accumulated OCI in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarter ended June 29, 2008:

Quarter Ended June 29, 2008
Beginning of period unrealized gain in accumulated OCI	$—
Decrease in fair value of derivatives	(1,203)
Gains reclassified from OCI, offsetting the price paid to suppliers	—
End of period unrealized loss in accumulated OCI	$(1,203)

The amount of ineffectiveness recognized in earnings for these contracts during the quarter ended June 29, 2008 was insignificant.  ATK expects that substantially all of the unrealized losses will be realized and reported in cost of sales during the next 12 months as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.  During the quarter ended July 1, 2007, ATK had no such commodity contracts.

6.              Inventories

Inventories consist of the following:

	June 29, 2008	March 31, 2008
Raw materials	$77,809	$50,964
Work in process	31,090	55,824
Finished goods	62,605	50,840
Contracts in progress	18,656	48,197
Net inventories	$190,160	$205,825

7.              Other Liabilities

Other current and long-term accrued liabilities consist of the following:

	June 29, 2008	March 31, 2008
Employee benefits and insurance, including pension and other postretirement benefits	$64,782	$56,545
Warranty	10,711	9,657
Interest	14,199	2,166
Environmental remediation	10,152	7,554
Other	73,810	68,618
Total other accrued liabilities – current	$173,654	$144,540

Environmental remediation	$45,434	$48,819
Management nonqualified deferred compensation plan	28,513	28,514
Long-term portion of accrued income tax liability	20,353	19,337
Minority interest in joint venture	8,501	8,411
Other	4,752	3,157
Total other long-term liabilities	$107,553	$108,238

ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.  The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter ended June 29, 2008:

Balance at April 1, 2008	$9,657
Warranties issued	937
Payments made	(167)
Changes related to preexisting warranties	284
Balance at June 29, 2008	$10,711

8.              Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	June 29, 2008	March 31, 2008
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total debt	1,455,000	1,455,000
Less current portion	483,438	—
Long-term debt	$971,562	$1,455,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the year ending March 31, 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 4.92% at June 29, 2008. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at June 29, 2008. As of June 29, 2008, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $99,272, which reduced amounts available on the revolving facility to $400,728. During the quarters ended June 29, 2008 and July 1, 2007, ATK’s weighted average interest rate on short-term borrowings was 5.00% and 7.09%, respectively. Debt issuance costs of approximately $3,100 are being amortized over the term of the Senior Credit Facility.

During March 2006, ATK terminated a $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarters ended June 29, 2008 and July 1, 2007 by 317,726 and 4,205 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods. Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at June 29, 2008 and March 31, 2008. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was first satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs of approximately $3,200, which were previously being amortized through the first redemption date of these notes, were written off. The stock price condition was not satisfied during the fourth quarter of fiscal 2008, therefore the principal amount of $200,000 was classified as long-term as of March 31, 2008. The stock price condition was satisfied on June 17, 2008. Accordingly, these notes are now convertible at any time at the option of the holder from June 30, 2008 through September 28, 2008, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $200,000 has been reclassified to current liabilities on the consolidated balance sheet.  None of these notes have been presented to ATK for conversion. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarters ended June 29, 2008 and July 1, 2007 by 647,317 and 438,304 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at June 29, 2008 and March 31, 2008. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was first satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs of approximately $2,400, which were previously being amortized through the first redemption date of these notes, were written off. The stock price condition was not satisfied during the fourth quarter of fiscal 2008, therefore the principal amount of $280,000 was classified as long-term as of March 31, 2008. The stock price condition was satisfied on June 13, 2008. Accordingly, these notes are now convertible at any time at the option of the holder from June 30, 2008 through September 28, 2008, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $280,000 has been reclassified to current liabilities on the consolidated balance sheet.  None of these notes have been presented to ATK for conversion. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter ended June 29, 2008 and July 1, 2007 by 918,872 and 626,253 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods.

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

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2009	$480,000
Fiscal 2010	13,750
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Thereafter	400,000
Total payments	$1,455,000

Although the 2.75% Convertible Notes due 2024 and the 3.00% Convertible Notes do not contractually mature until 2024, these amounts are categorized as current in the consolidated balance sheet and within the “Remainder of fiscal 2009” category above as they are now convertible at the option of the holders, as discussed above.

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 64% as of June 29, 2008 and 66% as of March 31, 2008.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of June 29, 2008, ATK was in compliance with the covenants.

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

Net cash paid for interest totaled $3,460 in the quarter ended June 29, 2008 and $4,934 in the quarter ended July 1, 2007.

Shelf Registration. On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time. As of June 29, 2008, ATK has the capacity to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt. ATK did not have any outstanding interest rate swaps as of June 29, 2008 or March 31, 2008.

9.             Employee Benefit Plans

	Pension Benefits Quarters Ended		Other Postretirement Benefits Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Components of Net Periodic Benefit Cost
Service cost	$15,088	$15,229	$72	$138
Interest cost	34,949	32,488	2,952	3,057
Expected return on plan assets	(46,915)	(45,536)	(944)	(1,008)
Amortization of unrecognized net loss	6,968	10,512	664	939
Amortization of unrecognized prior service cost	(97)	(145)	(2,176)	(2,251)
Net periodic benefit cost	$9,993	$12,548	$568	$875

Employer Contributions. During the quarter ended June 29, 2008, ATK contributed $425 directly to retirees and $2,712 to its other postretirement benefit (PRB) plans. ATK anticipates making additional contributions of approximately $3,600 directly to retirees and approximately $13,300 to its other PRB plans during the remainder of fiscal 2009. ATK does not anticipate making any contributions to its qualified pension plans during the remainder of fiscal 2009.

10.      Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended June 29, 2008 and July 1, 2007 represent effective tax rates of 37.0% and 36.3%, respectively. The increase in the rate for the first quarter of fiscal 2009 from the prior year quarter is primarily due to an increase in the state tax rate and the expiration of the federal research and development (R&D) tax credit which was partially offset by an increase in the domestic manufacturing deduction (DMD).

11.      Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of June 29, 2008, ATK has authorized up to 1,532,360 common shares under the 2005 Stock Incentive Plan, of which 452,310 common shares are yet available to be granted. No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarters ended June 29, 2008 and July 1, 2007 was $4,898 and $6,260, respectively. The total income tax benefit recognized in the income statement for share-based compensation during the quarters ended June 29, 2008 and July 1, 2007 was $1,940 and $2,490, respectively.

There are three types of awards outstanding under ATK’s stock incentive plans: performance awards, restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards, grant of restricted stock, or exercise of stock options. As of June 29, 2008, there were up to 540,423 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares, up to 179,162 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2007 through fiscal 2009 period; up to 204,867 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2008 through fiscal 2010 period; and up to 156,394 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2009 through fiscal 2011 period. In April 2008, 168,821 shares were distributed or deferred into ATK’s non-qualified management deferred compensation plans based upon achievement of a specified performance goal relating to supply chain management savings in fiscal 2008.

Restricted stock issued to non-employee directors and certain key employees totaled 1,300 shares during the quarter ended June 29, 2008. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term. The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK’s stock over the past five years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. No options were granted during the quarters ended June 29, 2008 or July 1, 2007.

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

On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK’s LUU series illuminating flares. ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products. Further details regarding the investigation were not provided to ATK. On or about March 13, 2007, ATK received notice, for the first time, that the source and basis of the Government’s investigation was a qui tam complaint filed in federal court in Utah on or about April 10, 2006 by a former employee. Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007. On May 29, 2008, ATK filed its answer to the complaint. The DOJ subsequently filed a motion to strike the affirmative defenses set forth in ATK’s answer. On July 14, 2008, ATK filed its opposition to the motion to strike. A hearing on this motion is set for September 16, 2008.

ATK denies any allegations of improper conduct. Based on what is known to ATK about the subject matter of the DOJ investigation and the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct. Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows. Some potential, however, does remain for an adverse judgment that could be material to ATK’s financial position, results of operations, or cash flows. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.75% and 2.50% as of June 29, 2008 and March 31, 2008, respectively. The following is a summary of the amounts recorded for environmental remediation:

	June 29, 2008		March 31, 2008
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(64,256)	$39,433	$(64,204)	$39,253
Unamortized discount	8,670	(4,244)	7,831	(3,811)
Present value amounts (payable) receivable	$(55,586)	$35,189	$(56,373)	$35,442

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. Of the $55,586 discounted liability as of June 29, 2008, $10,152 was recorded within other current liabilities and $45,434 was recorded within other long-term liabilities. Of the $35,189 discounted receivable, ATK recorded $7,346 within other current assets and $27,843 within other non-current assets. As of June 29, 2008, the estimated discounted range of reasonably possible costs of environmental remediation was $55,586 to $88,728.

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

•                  With respect to the commercial products business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extended through December 7, 2006, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extended through November 4, 2007, are capped at approximately $125,000, less payments previously made.

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

Other Contingencies. ATK is also subject to a number of other potential risks and contingencies. These risks and contingencies are described in Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

13.      Share Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. In February and March 2006, ATK repurchased 1,315,104 shares for $100,000. During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880. During fiscal 2008, ATK repurchased 942,200 shares for $100,068. The Board’s authorization expired January 31, 2008. Therefore, as of June 29, 2008, there were no shares authorized to be repurchased. On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares. The Board has determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.

14.      Operating Segment Information

During the quarter ended June 29, 2008, ATK realigned its business operations. As a result of this realignment, ATK combined the Space division of ATK Mission Systems with ATK Launch Systems into a single group now known as ATK Space Systems. Following this realignment, ATK has three segments:  ATK Armament Systems, ATK Mission Systems, and ATK Space Systems. The realignment is reflected in the information contained in this report.

•                 ATK Armament Systems, which generated 39% of ATK’s external sales in the quarter ended June 29, 2008, develops and produces military ammunition and gun systems; commercial products; and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                 ATK Mission Systems, which generated 25% of ATK’s external sales in the quarter ended June 29, 2008, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: tank ammunition, force protection, precision guided munitions, strike weapons, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

•                 ATK Space Systems, which generated 36% of ATK’s external sales in the quarter ended June 29, 2008, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures, and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Other products include ordnance, such as decoy and illuminating flares.

The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 13% and 14% of total external sales during the quarters ended June 29, 2008 and July 1, 2007, respectively. ATK’s contract with NASA for Reusable Solid Rocket Motors (RSRM) for the Space Shuttle, which is reported within ATK Space Systems, represented approximately 7% and 10% of total external sales during the quarters ended June 29, 2008 and July 1, 2007, respectively.

The following summarizes ATK’s results by operating segment:

	Quarters Ended
	June 29, 2008	July 1, 2007
Sales to external customers:
ATK Armament Systems	$441,574	$335,502
ATK Mission Systems	276,503	256,465
ATK Space Systems	406,788	366,405
Total external sales	1,124,865	958,372
Intercompany sales:
ATK Armament Systems	4,430	4,586
ATK Mission Systems	44,650	32,546
ATK Space Systems	2,939	6,641
Corporate	(52,019)	(43,773)
Total intercompany sales	—	—
Total sales	$1,124,865	$958,372

Income before interest, income taxes, and minority interest:
ATK Armament Systems	$44,160	$28,877
ATK Mission Systems	32,834	27,452
ATK Space Systems	36,242	50,897
Corporate	(4,904)	(5,722)
Total income before interest, income taxes, and minority interest	$108,332	$101,504

	June 29, 2008	March 31, 2008
Assets:
ATK Armament Systems	$806,167	$711,374
ATK Mission Systems	874,008	811,860
ATK Space Systems	1,240,162	1,234,668
Corporate	315,588	438,292
Total assets	$3,235,925	$3,196,194

Certain administrative functions are primarily managed by ATK at the corporate headquarters (“Corporate”). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, and income taxes. Pension and postretirement benefit expenses are allocated to each segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $6,074, and $5,346 for the quarters ended June 29, 2008 and July 1, 2007, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

Forward-Looking Information is Subject to Risk and Uncertainty

Some of the statements made and information contained in this report, excluding historical information, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” and similar expressions are used to identify forward-looking statements. From time to time, ATK also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements ATK makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

•                 reductions or changes in NASA or U.S. Government military spending and budgetary policies and sourcing strategy,

•                 increases in costs, which ATK may not be able to react to due to the nature of certain contracts or for other reasons,

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

•                 performance of ATK’s subcontractors,

•                 supply, availability, and costs of raw materials and components, including commodity price fluctuations,

•                 development of key technologies and retention of a qualified workforce,

•                 fires or explosions at any of ATK’s facilities,

•                 environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

•                 actual pension asset returns and assumptions regarding future returns, discount rates, service costs, and health care cost trend rates,

•                 greater risk associated with international business,

•                 results of acquisitions,

•                 costs incurred for pursuits and proposed acquisitions that have not yet or may not close, and

•                 unanticipated changes in the tax provision or exposure to additional tax liabilities.

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Additional information regarding these factors may be contained in ATK’s subsequent filings with the Securities and Exchange Commission, including Forms 8-K.

Overview

ATK is a supplier of aerospace and defense products to the U.S. Government, allied nations, and prime contractors. ATK is also a supplier of ammunition and related accessories to law enforcement agencies and commercial customers. ATK is headquartered in Minneapolis, Minnesota and has operating locations throughout the United States.

During the quarter ended June 29, 2008, ATK realigned its business operations. As a result of this realignment, ATK combined the Space division of ATK Mission Systems with ATK Launch Systems into a single group now known as ATK Space Systems. Following this realignment, ATK has three segments:  ATK Armament Systems, ATK Mission Systems, and ATK Space Systems. The realignment is reflected in the information contained in this report.

•                 ATK Armament Systems, which generated 39% of ATK’s external sales in the quarter ended June 29, 2008, develops and produces military ammunition and gun systems; commercial products; and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                 ATK Mission Systems, which generated 25% of ATK’s external sales in the quarter ended June 29, 2008, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: tank ammunition, force protection, precision guided munitions, strike weapons, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

•                 ATK Space Systems, which generated 36% of ATK’s external sales in the quarter ended June 29, 2008, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures, and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Other products include ordnance, such as decoy and illuminating flares.

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

ATK management believes that the key to ATK’s continued success is to focus on performance, simplicity, and affordability, and that ATK’s future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures on procurement and research and development accounts mount. ATK will concentrate on developing the systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks. ATK’s transformational weapons such as its Advanced Anti-Radiation Guided Missile and the Precision Guidance Kit are aimed squarely at this growing market. At the same time, ATK believes it is on the leading edge of technologies essential to “generation after next” weapons and platforms - advanced sensor/seeker integration, directed energy, weapon data links, high-speed, long-range projectiles, thermal-resistant materials, reactive materials, and scramjet engines are examples.

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2008 (fiscal 2008). The accounting policies used in preparing ATK’s interim fiscal 2009 consolidated financial statements are the same as those described in ATK’s Annual Report, except as described in this report in Note 2, New Accounting Pronouncements, to the unaudited condensed consolidated financial statements.

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

ATK believes its critical accounting policies are those related to:

•                 revenue recognition,

•                 environmental remediation and compliance,

•                 employee benefit plans,

•                 income taxes, and

•                 acquisitions and goodwill.

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Results of Operations

Acquisitions

There were no material acquisitions during the quarter ended June 29, 2008.

During the quarter ended July 1, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195, net of cash acquired. ATK believes that the acquisition strengthened ATK’s satellite components, subsystems and small spacecraft portfolios and further increased ATK’s position as a supplier to the U.S. Government and industry. ATK also believes the acquisition enhanced ATK’s systems engineering as ATK pursues strategic initiatives in space exploration programs. Headquartered in Beltsville, Maryland, Swales employs approximately 650 people and is included in ATK Space Systems.

ATK used the purchase method of accounting to account for the Swales acquisition and, accordingly, the results of Swales are included in ATK’s consolidated financial statements since the date of acquisition.

Sales

The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 13% and 14% of total external sales during the quarters ended June 29, 2008 and July 1, 2007, respectively. The RSRM program, which is reported within ATK Space Systems, represented approximately 7% and 10% of total external sales during the quarters ended June 29, 2008 and July 1, 2007, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended
	June 29, 2008	July 1, 2007	$ Change	% Change

ATK Armament Systems	$441,574	$335,502	$106,072	31.6%
ATK Mission Systems	276,503	256,465	20,038	7.8%
ATK Space Systems	406,788	366,405	40,383	11.0%
Total sales	$1,124,865	$958,372	$166,493	17.4%

The increase in sales was due to organic growth as well as the acquisition of Swales late in the first quarter of fiscal 2008, as discussed above, which is reported within ATK Space Systems.

ATK Armament Systems. The increase in sales was driven by:

•                 a $68,700 increase in medium-caliber ammunition primarily due to higher volume, $26,000 that would have been realized later in the fiscal year, and product mix during the quarter over the prior year quarter,

•                 an increase of $28,300 in commercial products due to an increase in volume of law enforcement, international, and government sales,

•                 and a $10,100 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements.

ATK Mission Systems. The increase in sales was driven by:

•                 a $15,000 increase due to the new contract for the attitude control motor on the Orion Crew Exploration Vehicle (CEV) launch abort system,

•                 an increase of $11,000 in tactical rocket motors due to higher volume across numerous programs, and

•                 an increase of $10,000 in defense electronics due to increased demand.

These increases were partially offset by an $11,000 decrease in missile defense due to reduced volume on the Standard Missile-3 program.

ATK Space Systems. The increase in sales was driven by:

•                 an increase of $33,900 due to the inclusion of Swales which was acquired late in the first quarter of fiscal 2008,

•                 an increase of $33,200 on ARES I, and

•                 an increase in U.S air force sales of $9,300 due to timing.

These increases were partially offset by:

•                 a decrease of $12,400 on the Space Shuttle program due to synergies with ARES I program,

•                 a decrease in solar arrays of $10,200 as a result of decreased volume and performance issues,

•                 a decrease of $9,900 due to production delays in decoys and flares, and

•                 a $5,900 decrease in bus structures due to performance issues and schedule delays.

Gross Profit

	Quarters Ended
	June 29, 2008	As a % of Sales	July 1, 2007	As a % of Sales	Change

Gross profit	$219,272	19.5%	$192,190	20.1%	$27,082

The increase in gross profit was consistent with the increase in sales partially offset by performance issues and schedule delays in bus structures and solar arrays which are reported within ATK Space Systems.

Operating Expenses

	Quarters Ended
	June 29, 2008	As a % of Sales	July 1, 2007	As a % of Sales	Change

Research and development	$21,721	1.9%	$12,683	1.3%	$9,038
Selling	38,687	3.4%	29,930	3.1%	8,757
General and administrative	50,532	4.5%	48,073	5.0%	2,459
Total	$110,940	9.9%	$90,686	9.5%	$20,254

Operating expenses increased primarily due to higher research and development costs on space launch vehicles. Selling expenses also increased consistent with higher sales, increasing program proposal efforts within ATK Mission Systems, and the inclusion of a full fiscal quarter of Swales.

Income before Interest, Income Taxes, and Minority Interest

	Quarters Ended
	June 29, 2008	July 1, 2007	Change

ATK Armament Systems	$44,160	$28,877	$15,283
ATK Mission Systems	32,834	27,452	5,382
ATK Space Systems	36,242	50,897	(14,655)
Corporate	(4,904)	(5,722)	818
Total	$108,332	$101,504	$6,828

The increase in income before interest, income taxes, and minority interest was due to higher sales as well as program-related changes within the operating segments as described below.

ATK Armament Systems.  The increase primarily relates to higher overall sales along with improved margins on the TNT program.

ATK Mission Systems.  The increase was primarily driven by higher sales partially offset by higher selling costs related to proposal efforts.

ATK Space Systems.  The decrease was primarily driven by performance issues and schedule delays on bus structures and solar arrays along with increased research and development costs on space launch vehicles.  These items were partially offset by higher sales volume.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, and the elimination of intercompany profits.

Net Interest Expense

Net interest expense for the quarter ended June 29, 2008 was $16,342, a decrease of $2,671 compared to $19,013 in the comparable quarter of fiscal 2008 primarily due to a decrease in the average borrowing rate and average outstanding debt balance.

As discussed in Note 2, New Accounting Pronouncements, to the unaudited condensed consolidated financial statements, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP No. APB 14-1).  The provisions of this FSP apply to ATK’s $200,000 aggregate principal amount of 3.00% Convertible Notes, the $280,000 aggregate principal amount of 2.75% Convertible Notes due 2024, and the $300,000 aggregate principal amount of 2.75% Convertible Notes due 2011, discussed in Note 8, Long-Term Debt and Interest Rate Swaps. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years (ATK’s fiscal 2010), and shall be applied retrospectively to all periods presented. Early adoption is not permitted.  ATK estimates that adoption of the FSP will result in an increase to fiscal 2005 through fiscal 2009 non-cash interest expense in the range of $9,300 to $23,800 per year.  The impact to fiscal 2010 non-cash interest expense is expected to be an increase of approximately $19,900 with a declining impact in future fiscal years.

Income Tax Provision

	Quarters Ended
	June 29, 2008	Effective Rate	July 1, 2007	Effective Rate	Change

Income tax provision	$34,033	37.0%	$29,913	36.3%	$4,120

ATK’s provision for income taxes includes both federal and state income taxes.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended June 29, 2008 and July 1, 2007 represent effective tax rates of 37.0% and 36.3%, respectively.  The increase in the rate for the first quarter of fiscal 2009 from the prior year quarter is primarily due to an increase in the state tax rate and the expiration of the federal research and development (R&D) tax credit which was partially offset by an increase in the domestic manufacturing deduction (DMD).

Minority Interest

The minority interest in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

Net Income

Net income for the quarter ended June 29, 2008 was $57,867, an increase of $5,463 compared to $52,404 in the comparable period of fiscal 2008. This increase was due to an increase of $27,082 in gross profit, partially offset by increases in operating expenses of $20,254, income tax expense of $4,120, and net interest expense of $2,671.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Quarters Ended
	June 29, 2008	July 1, 2007	Change

Cash flows used for operating activities	$(77,513)	$(17,142)	$(60,371)
Cash flows used for investing activities	(38,984)	(118,071)	79,087
Cash flows provided by financing activities	16,872	138,479	(121,607)
Net cash flows	$(99,625)	$3,266	$(102,891)

Cash used for operating activities for the quarter ended June 29, 2008 totaled $77,513, compared to $17,142 used in the first quarter of the prior year.  The increase was primarily due to a $62,077 increase in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) as a result of higher receivables consistent with higher sales and a reduction in accounts payable due to timing of payments to vendors, partially offset by a reduction in inventory levels as a result of increased medium-caliber ammunition sales.  Cash paid for income taxes also increased $15,620 due to increased income and timing of payments.  These items were partially offset by an increase of $5,463 in net income.

Cash used for investing activities totaled $38,984, a decrease of $79,087 compared to $118,071 used in the first quarter of the prior year primarily as a result of the acquisition of Swales for $101,195 during fiscal 2008, as discussed above.  This decrease was partially offset by an increase in capital expenditures of $14,508 primarily due to a new Corporate headquarters and timing of payments to vendors.

Cash provided by financing activities totaled $16,872, a decrease of $121,607 compared to $138,479 provided in the first quarter of the prior year.  The decrease was driven by the absence of a $100,000 borrowing on the Company’s line of credit in fiscal 2009 and a reduction in proceeds from employee stock compensation plans due to a reduction in stock options exercised.   Cash overdrafts increased $10,598 compared to $22,196 in the first quarter of fiscal 2008 due to the timing of payments.

ATK typically generates cash flows from operating activities in excess of its commitments. ATK has several opportunities for capital deployment, which may include stock repurchases, debt repayments, pension funding, funding acquisitions, and other alternatives.

Postretirement Benefit Plans Contributions

During the quarter ended June 29, 2008, ATK contributed $425 directly to retirees and $2,712 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of approximately $3,600 directly to retirees and approximately $13,300 to its other PRB plans during the remainder of fiscal 2009.  ATK does not anticipate making any contributions to its qualified pension plans during the remainder of fiscal 2009.

Debt

Long-term debt, including the current portion, consisted of the following:

	June 29, 2008	March 31, 2007
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total debt	1,455,000	1,455,000
Less current portion	483,438	—
Long-term debt	$971,562	$1,455,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the year ending March 31, 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 4.92% at June 29, 2008. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at June 29, 2008. As of June 29, 2008, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $99,272, which reduced amounts available on the revolving facility to $400,728. During the quarters ended June 29, 2008 and July 1, 2007, ATK’s weighted average interest rate on short-term borrowings was 5.00% and 7.09%, respectively. Debt issuance costs of approximately $3,100 are being amortized over the term of the Senior Credit Facility.

During March 2006, ATK terminated a $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarters ended June 29, 2008 and July 1, 2007 by 317,726 and 4,205 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods.  Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at June 29, 2008 and March 31, 2008.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was first satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs of approximately $3,200, which were previously being amortized through the first redemption date of these notes, were written off. The stock price condition was not satisfied during the fourth quarter of fiscal 2008, therefore the principal amount of $200,000 was classified as long-term as of March 31, 2008.  The stock price condition was satisfied on June 17, 2008. Accordingly, these notes are now convertible at any time at the option of the holder from June 30, 2008 through September 28, 2008, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $200,000 has been reclassified to current liabilities on the consolidated balance sheet.  None of these notes have been presented to ATK for conversion.  In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarters ended June 29, 2008 and July 1, 2007 by 647,317 and 438,304 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at June 29, 2008 and March 31, 2008.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions.  The stock price condition was first satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs of approximately $2,400, which were previously being amortized through the first redemption date of these notes, were written off.  The stock price condition was not satisfied during the fourth quarter of fiscal 2008, therefore the principal amount of $280,000 was classified as long-term as of March 31, 2008.  The stock price condition was satisfied on June 13, 2008. Accordingly, these notes are now convertible at any time at the option of the holder from June 30, 2008 through September 28, 2008, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $280,000 has been reclassified to current liabilities on the consolidated balance sheet. None of these notes have been presented to ATK for conversion.  In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter ended June 29, 2008 and July 1, 2007 by 918,872 and 626,253 shares, respectively, because ATK’s average stock price exceeded the conversion price during those periods.

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

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2009	$480,000
Fiscal 2010	13,750
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Thereafter	400,000
Total payments	$1,455,000

Although the 2.75% Convertible Notes due 2024 and the 3.00% Convertible Notes do not contractually mature until 2024, these amounts are categorized as current in the consolidated balance sheet and within the “Remainder of fiscal 2009” category above as they are now convertible at the option of the holders, as discussed above.  ATK management does not believe the holders of the 2.75% Convertible Notes due 2024 and the 3.00% Convertible Notes will choose to convert their notes as the current market value exceeds the convertible value. Based on ATK’s current financial condition, management believes that cash generated from operating activities, combined with the availability of funding, if needed, under its revolving credit facilities, as well as through future sources of funding, including additional bank financing, accessing equity markets through its existing shelf registration statement (described below) as well as debt markets, will be adequate to fund its current and long-term debt obligations, including the potential conversion of these notes, make capital expenditures, and fund future growth at ATK over the next 12 months.

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 64% as of June 29, 2008 and 66% as of March 31, 2008.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The

Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of June 29, 2008, ATK was in compliance with the covenants.

As of June 29, 2008, Moody’s Investors Service (Moody’s) had assigned ATK an issuer rating of Ba3, Standard & Poor’s Ratings Services (S&P) had assigned ATK a BB corporate credit rating, and Fitch Ratings (Fitch) had assigned ATK an issuer rating of BB.

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

Shelf Registration.  On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time.  As of June 29, 2008, ATK has the capacity under the registration statement to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of June 29, 2008 or March 31, 2008.

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks.  ATK entered into forward contracts for lead during the quarter ended June 29, 2008.  The contracts essentially establish a fixed price for the underlying commodities and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded as a current liability and the effective portion is reflected in accumulated OCI in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarter ended June 29, 2008:

Quarter Ended June 29, 2008
Beginning of period unrealized gain in accumulated OCI	$—
Decrease in fair value of derivatives	(1,203)
Gains reclassified from OCI, offsetting the price paid to suppliers	—
End of period unrealized loss in accumulated OCI	$(1,203)

The amount of ineffectiveness recognized in earnings for these contracts during the quarter ended June 29, 2008 was insignificant.  ATK expects that substantially all of the unrealized losses will be realized and reported in cost of sales during the next 12 months as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.  During the quarter ended July 1, 2007, ATK had no such commodity contracts.

Other Contractual Obligations and Commitments

There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in ATK’s Annual Report on Form 10-K for fiscal 2008.

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

On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK’s LUU series illuminating flares.  ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products.  Further details regarding the investigation were not provided to ATK.  On or about March 13, 2007, ATK received notice, for the first time, that the source and basis of the Government’s investigation was a qui tam complaint filed in federal court in Utah on or about April 10, 2006 by a former employee.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  The DOJ subsequently filed a motion to strike the affirmative defenses set forth in ATK’s answer.  On July 14, 2008, ATK filed its opposition to the motion to strike.  A hearing on this motion is set for September 16, 2008.

ATK denies any allegations of improper conduct.  Based on what is known to ATK about the subject matter of the DOJ investigation and the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct.  Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.  Some potential, however, does remain for an adverse judgment that could be material to ATK’s financial position, results of operations, or cash flows.  As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.75% and 2.50% as of June 29, 2008 and March 31, 2008, respectively. The following is a summary of the amounts recorded for environmental remediation:

	June 29, 2008		March 31, 2008
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(64,256)	$39,433	$(64,204)	$39,253
Unamortized discount	8,670	(4,244)	7,831	(3,811)
Present value amounts (payable) receivable	$(55,586)	$35,189	$(56,373)	$35,442

As of June 29, 2008, the estimated discounted range of reasonably possible costs of environmental remediation was $55,586 to $88,728.

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

•                 With respect to the commercial products business’ facilities purchased from Blount in fiscal 2002, Blount has agreed to indemnify ATK for certain compliance and remediation liabilities, to the extent those liabilities are related to pre-closing environmental conditions at or related to these facilities. Some other remediation costs are expected to be paid directly by a third party pursuant to an existing indemnification agreement with Blount. Blount’s indemnification obligations relating to environmental matters, which extended through December 7, 2006, are capped at $30,000, less any other indemnification payments made for breaches of representations and warranties. The third party’s obligations, which extended through November 4, 2007, are capped at approximately $125,000, less payments previously made.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

ATK, however, has been impacted by increases in the prices of raw materials used in production as well as rising oil and energy costs. In particular, the prices of commodity metals, such as lead, steel, zinc, and especially copper have significantly increased. These price increases generally impact our small caliber ammunition business.

With respect to ATK’s commercial products business, ATK has improved manufacturing efficiencies and initiated price increases to mitigate the impact of increased commodity costs. ATK will continue to evaluate the need for future price increases in light of these trends, ATK’s competitive landscape, and its financial results. If commodity costs continue to increase, and if ATK is unable to offset these increases with ongoing manufacturing efficiencies and price increases, ATK’s future results from operations and cash flows would be materially impacted.

With respect to ATK’s firm fixed-price contract to supply the DoD’s small-caliber ammunition needs through April 1, 2010, significant increases in commodities can negatively impact operating results.  Depending on market conditions, ATK has historically entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of ATK’s copper purchases under the small-caliber ammunition contract were hedged through September 30, 2006. Since that time, ATK has purchased a majority of the copper for use in this contract at prevailing market prices. Depending on market conditions, ATK will continue to evaluate commodity hedging as a means to reduce the impact of commodity price fluctuations.  ATK continues to work within the terms of its contract to mitigate impacts from the increased cost of copper. Depending on the timing and outcome of these actions, ATK Armament Systems’ operating results could be adversely impacted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the section titled “Inflation and Commodity Price Risk”.

There have been no material changes in ATK’s market risk during the quarter ended June 29, 2008. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 29, 2008, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 29, 2008, there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

On June 20, 2006, ATK was informed that the United States Department of Justice (DOJ) had opened a civil investigation into ATK’s LUU series illuminating flares.  ATK was informed that the DOJ had received allegations that ATK knowingly delivered defective products.  Further details regarding the investigation were not provided to ATK.  On or about March 13, 2007, ATK received notice, for the first time, that the source and basis of the Government’s investigation was a qui tam complaint filed in federal court in Utah on or about April 10, 2006 by a former employee.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  The DOJ subsequently filed a motion to strike the affirmative defenses set forth in ATK’s answer.  On July 14, 2008, ATK filed its opposition to the motion to strike.  A hearing on this motion is set for September 16, 2008.

ATK denies any allegations of improper conduct.  Based on what is known to ATK about the subject matter of the DOJ investigation and the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct.  Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.  Some potential, however, does remain for an adverse judgment that could be material to ATK’s financial position, results of operations, or cash flows.  As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

The description of certain environmental matters contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contingencies,” is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 describes some of the risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results and future prospects. ATK does not believe that there have been any material changes to the risk factors previously disclosed in the fiscal 2008 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1, 2008 – April 27	55,436	$103.57	—
April 28 – May 25	2,906	112.52	—
May 25 - June 29, 2008	4,823	104.09	—
Fiscal quarter ended June 29, 2008	63,165	$104.02	—	—

(1)         All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)         On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares. The Board has determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.1	Agreement and General Release of Claims between the Registrant and Ronald D. Dittemore dated June 18, 2008.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: August 7, 2008	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)