Form 10-Q
period 2008-09-28
ALLIANT TECHSYSTEMS INC
filed 2008-10-31
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 26, 2008, 32,714,700 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	QUARTERS ENDED		SIX MONTHS ENDED
(In thousands except per share data)	September 28, 2008	September 30 2007	September 28, 2008	September 30, 2007
Sales	$1,091,951	$1,029,345	$2,216,816	$1,987,717
Cost of sales	851,720	830,976	1,757,313	1,597,158
Gross profit	240,231	198,369	459,503	390,559
Operating expenses:
Research and development	25,419	17,325	47,140	30,008
Selling	39,121	30,861	77,808	60,791
General and administrative	55,046	45,108	105,578	93,181
Total operating expenses	119,586	93,294	230,526	183,980
Income before interest, income taxes, and minority interest	120,645	105,075	228,977	206,579
Interest expense	(16,850)	(26,055)	(33,559)	(45,352)
Interest income	232	416	599	700
Income before income taxes and minority interest	104,027	79,436	196,017	161,927
Income tax provision	39,029	28,171	73,062	58,084
Income before minority interest	64,998	51,265	122,955	103,843
Minority interest, net of income taxes	16	90	106	264
Net income	$64,982	$51,175	$122,849	$103,579

Earnings per common share:
Basic	$1.98	$1.55	$3.74	$3.12
Diluted	$1.87	$1.44	$3.51	$2.95

Weighted-average number of common shares outstanding:
Basic	32,819	33,120	32,823	33,193
Diluted	34,796	35,450	34,994	35,157

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands except share data)	September 28, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$63,153	$119,773
Net receivables	945,646	798,468
Net inventories	205,281	205,825
Deferred income tax assets	88,334	88,282
Other current assets	24,563	35,568
Total current assets	1,326,977	1,247,916
Net property, plant, and equipment	499,520	492,336
Goodwill	1,243,696	1,236,196
Prepaid pension assets	27,515	25,280
Deferred charges and other non-current assets	193,622	194,466
Total assets	$3,291,330	$3,196,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$486,875	—
Accounts payable	196,074	$215,755
Contract advances and allowances	75,588	81,624
Accrued compensation	118,600	147,287
Accrued income taxes	20,391	41,681
Other accrued liabilities	189,400	144,540
Total current liabilities	1,086,928	630,887
Long-term debt	968,125	1,455,000
Deferred income tax liabilities	41,110	38,316
Postretirement and postemployment benefits liabilities	136,020	138,378
Accrued pension liability	95,069	84,267
Other long-term liabilities	112,302	108,238
Total liabilities	2,439,554	2,455,086
Contingencies (Note 12)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding – 32,710,339 shares at September 28, 2008 and 32,795,800 at March 31, 2008	327	328
Additional paid-in-capital	468,525	467,857
Retained earnings	1,438,773	1,315,924
Accumulated other comprehensive loss	(372,475)	(376,636)
Common stock in treasury, at cost – 8,844,722 shares held at September 28, 2008 and 8,759,261 shares held at March 31, 2008	(683,374)	(666,365)
Total stockholders’ equity	851,776	741,108
Total liabilities and stockholders’ equity	$3,291,330	$3,196,194

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
(In thousands)	September 28, 2008	September 30, 2007
Operating activities
Net income	$122,849	$103,579
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	38,148	34,980
Amortization of intangible assets	2,808	2,865
Amortization of deferred financing costs	1,438	2,441
Write-off of debt issuance costs associated with convertible notes		5,600
Deferred income taxes	(18)	4,184
Loss on disposal of property	314	1,610
Minority interest, net of income taxes	106	264
Share-based plans expense	9,718	11,770
Excess tax benefits from share-based plans	(3,151)	(8,062)
Changes in assets and liabilities:
Net receivables	(147,178)	(49,882)
Net inventories	2,934	(40,327)
Accounts payable	(10,063)	16,203
Contract advances and allowances	(6,036)	(1,045)
Accrued compensation	(32,606)	(36,478)
Accrued income taxes	(12,280)	38,486
Pension and other postretirement benefits	13,435	17,243
Other assets and liabilities	51,168	27,826
Cash provided by operating activities	31,586	131,257
Investing activities
Capital expenditures	(59,000)	(34,595)
Acquisition of business, net of cash acquired	(7,511)	(101,195)
Proceeds from the disposition of property, plant, and equipment	321	319
Cash used for investing activities	(66,190)	(135,471)
Financing activities
Change in cash overdrafts	—	17,388
Net borrowings on line of credit	—	75,000
Payments made for debt issue costs	(5)	(105)
Net purchase of treasury shares	(31,616)	(100,068)
Proceeds from employee stock compensation plans	6,454	11,473
Excess tax benefits from share-based plans	3,151	8,062
Cash provided by financing activities	(22,016)	11,750
(Decrease) increase in cash and cash equivalents	(56,620)	7,536
Cash and cash equivalents - beginning of period	119,773	16,093
Cash and cash equivalents - end of period	$63,153	$23,629

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$3,387	$4,904
Acquisition costs included in other accrued liabilities	7,500	—

 See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended September 28, 2008

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.              Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (fiscal 2008).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of September 28, 2008, and its results of operations and cash flows for the quarters and six months ended September 28, 2008 and September 30, 2007.

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

3.               Acquisitions, Goodwill, and Other Intangible Assets

There were no material acquisitions during the quarter and six months ended September 28, 2008.

On June 8, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195, net of cash acquired. ATK believes that the acquisition strengthened ATK’s satellite components, subsystems and small spacecraft portfolios and further increased ATK’s position as a supplier to the U.S. Government and industry.  ATK also believes the acquisition enhanced ATK’s systems engineering as ATK pursues strategic initiatives in space exploration programs.  Headquartered in Beltsville, Maryland, Swales employs approximately 635 people and is included in ATK Space Systems. The purchase price allocation for Swales was completed during fiscal 2008.  A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Swales are included in ATK’s consolidated financial statements since the date of the acquisition. The purchase price for the acquisition was allocated to the acquired assets and liabilities based on estimated fair value. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill. Pro forma information on results of operations for fiscal 2008, as if the acquisition had occurred at the beginning of fiscal 2007, is not being presented because the acquisition is not material to ATK for that purpose.

The changes in the carrying amount of goodwill by operating segment during the quarter and six months ended September 28, 2008 were as follows:

	ATK Armament Systems	ATK Mission Systems	ATK Space Systems	Total
Balance at April 1, 2008	$171,337	$354,976	$709,883	$1,236,196
Acquisition	—	—	—	—
Balance at June 29, 2008	171,337	354,976	709,883	1,236,196
Adjustments	—	7,500	—	7,500
Balance at September 28, 2008	$171,337	$362,476	$709,883	$1,243,696

The adjustment within ATK Mission Systems relates to the fiscal 2003 aquisition of assets of Science and Applied Technology, Inc. (now included in ATK Mission Systems).  The sellers of this acquired business were given the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones were attained with respect to one of the contracts acquired. The pre-specified milestones were met in September 2008 and the additional contingent consideration to be paid pursuant to the purchase agreement resulted in an increase to goodwill.

Included in deferred charges and other non-current assets as of September 28, 2008 and March 31, 2008 are other intangible assets of $74,504 and $87,973, respectively, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite. During the six months ended September 28, 2008, ATK began amortizing a tradename that it had previously determined to have an indefinite life over an estimated useful life of 10 years.  Also included in deferred charges and other non-current assets as of September 28, 2008 and March 31, 2008 are amortizing intangible assets, as follows:

	September 28, 2008			March 31, 2008
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$22,644	$(20,843)	$1,801	$22,644	$(20,024)	$2,620
Tradename	16,777	(839)	15,938	—	—	—
Customer relationships and other	27,407	(10,514)	16,893	27,407	(9,364)	18,043
Total	$66,828	$(32,196)	$34,632	$50,051	$(29,388)	$20,663

These assets are being amortized over their estimated useful lives over a weighted average remaining period of approximately 8.0 years. Amortization expense for the quarter and six months ended September 28, 2008 was $1,404, and $2,808, respectively.  Amortization expense for the quarter and six months ended September 30, 2007 was $1,555 and $2,865, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2009	$2,855
Fiscal 2010	4,940
Fiscal 2011	3,955
Fiscal 2012	3,946
Fiscal 2013	3,916
Thereafter	15,020
Total	$34,632

4.              Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 8) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarters and six months ended September 28, 2008 and September 30, 2007, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Six Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Weighted-average basic shares outstanding	32,819	33,120	32,823	33,193
Dilutive effect of stock-based awards	446	558	460	528
Dilutive effect of contingently issuable shares	1,531	1,772	1,711	1,436
Weighted-average diluted shares outstanding	34,796	35,450	34,994	35,157

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	—	—	—	—

Contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes, 2.75% Convertible Senior Subordinated Notes due 2024, and 2.75% Convertible Senior Subordinated Notes due 2011, as discussed in Note 8, are included in diluted EPS for the quarters and six months ended September 28, 2008 and September 30, 2007.  The Warrants, as discussed in Note 8, are not included in diluted EPS as ATK’s average stock price during the quarters and six months ended September 28, 2008 and September 30, 2007 did not exceed $116.75.  The Call Options, also discussed in Note 8, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

5.              Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and six months ended September 28, 2008 and September 30, 2007 were as follows:

	Quarters Ended		Six Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$64,982	$51,175	$122,849	$103,579
Other comprehensive income (OCI):
Pension and other postretirement benefit liabilities, net of income taxes of $($755), ($3,556), ($2,881), and $(7,145), respectively	1,112	5,499	4,345	10,964
Change in fair value of derivatives, net of income taxes of $(381), $(105), $7, and $(163), respectively	572	155	(10)	331
Change in fair value of available-for-sale securities, net of income taxes of $175, $40, $115, and $79, respectively	(262)	(59)	(174)	(69)
Total OCI	1,422	5,595	4,161	11,226
Total comprehensive income	$66,404	$56,770	$127,010	$114,805

The components of accumulated OCI, net of income taxes, are as follows:

	September 28, 2008	March 31, 2008
Derivatives	$(560)	$(550)
Pension and other postretirement benefit liabilities	(371,898)	(376,242)
Available-for-sale securities	(17)	156
Total accumulated other comprehensive loss	$(372,475)	$(376,636)

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks.  ATK entered into forward contracts for lead during the six months ended September 28, 2008.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded as a current liability and the effective portion is reflected in accumulated OCI in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarter and six months ended September 28, 2008:

	Quarter Ended September 28, 2008	Six Months Ended September 28, 2008
Beginning of period unrealized loss in accumulated OCI	$(1,203)	$—
Increase (decrease) in fair value of derivatives	356	(847)
Losses reclassified from OCI, offsetting the price paid to suppliers	363	363
End of period unrealized loss in accumulated OCI	$(484)	$(484)

The amount of ineffectiveness recognized in earnings for these contracts during the quarter and six months ended September 28, 2008 was insignificant.  ATK expects that substantially all of the unrealized losses will be realized and reported in cost of sales during the next 12 months as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.  During the quarter and six months ended September 30, 2007, ATK had no such commodity contracts.

6.              Inventories

Inventories consist of the following:

	September 28, 2008	March 31, 2008
Raw materials	$76,996	$50,964
Work in process	39,489	55,824
Finished goods	77,759	50,840
Contracts in progress	11,037	48,197
Net inventories	$205,281	$205,825

7.              Other Liabilities

Other current and long-term accrued liabilities consist of the following:

	September 28, 2008	March 31, 2008
Employee benefits and insurance, including pension and other postretirement benefits	$66,295	$56,545
Warranty	10,767	9,657
Interest	15,453	2,166
Environmental remediation	10,941	7,554
Rebate	9,929	8,454
Other	76,015	60,164
Total other accrued liabilities – current	$189,400	$144,540

Environmental remediation	$45,357	$48,819
Management nonqualified deferred compensation plan	25,891	28,514
Long-term portion of accrued income tax liability	22,648	19,337
Minority interest in joint venture	8,517	8,411
Other	9,889	3,157
Total other long-term liabilities	$112,302	$108,238

ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.  The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter and six months ended September 28, 2008:

Balance at April 1, 2008	$9,657
Warranties issued	937
Payments made	(167)
Changes related to preexisting warranties	284
Balance at June 29, 2008	10,711
Warranties issued	413
Payments made	(119)
Changes related to preexisting warranties	(238)
Balance at September 28, 2008	$10,767

8.              Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	September 28, 2008	March 31, 2008
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total debt	1,455,000	1,455,000
Less current portion	486,875	—
Long-term debt	$968,125	$1,455,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the year ending March 31, 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 4.31% at September 28, 2008. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at September 28, 2008. As of September 28, 2008, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $95,841, which reduced amounts available on the revolving facility to $404,159. ATK’s weighted average interest rate on short-term borrowings was 5.00% during both the quarter and six months ended September 28, 2008, and 6.58% and 6.71% during the quarter and six months ended September 30, 2007, respectively. Debt issuance costs of approximately $3,100 are being amortized over the term of the Senior Credit Facility.

During March 2006, ATK terminated a $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and six months ended September 28, 2008 by 181,830 and 251,393, respectively; and by 274,846 and 145,547, respectively, for the quarter and six months ended September 30, 2007 because ATK’s average stock price exceeded the conversion price during those periods.  Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at September 28, 2008 and March 31, 2008.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was first satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs of approximately $3,200, which were previously being amortized through the first redemption date of these notes, were written off. The stock price condition was not satisfied during the fourth quarter of fiscal 2008, therefore the principal amount of $200,000 was classified as long-term as of March 31, 2008.  The stock price condition was satisfied on September 12, 2008. Accordingly, these notes are now convertible at any time at the option of the holder through December 28, 2008, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $200,000 has been reclassified to current liabilities on the consolidated balance sheet.  None of these notes have been presented to ATK for conversion.  In fiscal 2005, ATK amended the indenture to require ATK to satisfy up to the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and six months ended September 28, 2008 by 556,720 and 603,095, respectively; and by 618,731 and 532,531, respectively, for the quarter and six months ended September 30, 2007, because ATK’s average stock price exceeded the conversion price during those periods.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at September 28, 2008 and March 31, 2008.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions.  The stock price condition was first satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs of approximately $2,400, which were previously being amortized through the first redemption date of these notes, were written off.  The stock price condition was not satisfied during the fourth quarter of fiscal 2008, therefore the principal amount of $280,000 was classified as long-term as of March 31, 2008.  The stock price condition was satisfied on September 12, 2008. Accordingly, these notes are now convertible at any time at the option of the holder through December 28, 2008, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $280,000 has been reclassified to current liabilities on the consolidated balance sheet.  None of these notes have been presented to ATK for conversion.  In fiscal 2005, ATK amended the indenture to require ATK to satisfy up to the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and six months ended September 28, 2008 by 792,036 and 856,962, respectively; and by 878,851, and 758,172 shares, respectively, for the quarter and six months ended September 30, 2007, because ATK’s average stock price exceeded the conversion price during those periods.

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

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 63% as of September 28, 2008 and 66% as of March 31, 2008.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of September 28, 2008, ATK was in compliance with the covenants.

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

Net cash paid for interest totaled $18,056 in the six months ended September 28, 2008 and $21,557 in the six months ended September 30, 2007.

Shelf Registration.  On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time.  As of September 28, 2008, ATK has the capacity to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of September 28, 2008 or March 31, 2008.

9.              Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$15,088	$15,229	$30,176	$30,458
Interest cost	34,949	32,489	69,898	64,977
Expected return on plan assets	(46,915)	(45,537)	(93,830)	(91,073)
Amortization of unrecognized net loss	6,968	10,511	13,936	21,023
Amortization of unrecognized prior service cost	(97)	(144)	(194)	(289)
Net periodic benefit cost	$9,993	$12,548	$19,986	$25,096

	Postretirement Benefits
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$72	$138	$144	$276
Interest cost	2,952	3,056	5,904	6,113
Expected return on plan assets	(944)	(1,008)	(1,888)	(2,016)
Amortization of unrecognized net loss	664	940	1,328	1,879
Amortization of unrecognized prior service cost	(2,176)	(2,252)	(4,352)	(4,503)
Net periodic benefit cost	$568	$874	$1,136	$1,749

Employer Contributions.  During the six months ended September 28, 2008, ATK contributed $1,170 directly to retirees and $6,401 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of approximately $2,890 directly to retirees and approximately $9,633 to its other PRB plans during the remainder of fiscal 2009.  ATK does not anticipate making any contributions to its qualified pension plans during the remainder of fiscal 2009.

10.       Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended September 28, 2008 and September 30, 2007 represent effective tax rates of 37.5% and 35.5%, respectively.  The increase in the rate for the quarter ended September 28, 2008 from the prior year period is primarily due to nonrecurring tax charges, an increase in income tax reserves, and the expiration of the federal research and development (R&D) credit.  These increases were partially offset by a reduction in the state tax rate.

The income tax provisions for the six months ended September 28, 2008 and September 30 2007 represent effective tax rates of 37.3% and 35.9%, respectively.  The increase in the rate for the six months ended September 28, 2008 from the prior year period is primarily due to nonrecurring tax charges and the expiration of the R&D credit.  These increases were partially offset by a reduction in the state tax rate.

On October 3, 2008 the President signed the Emergency Economic Stabilization Act of 2008 which reinstated the federal R&D credit retroactively from January 1, 2008 through December 31, 2009.  Since this law was passed after the end of the quarter, the impact of this legislation is not reflected in the amounts above.

11.       Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of September 28, 2008, ATK has authorized up to 1,532,360 common shares under the 2005 Stock Incentive Plan, of which 431,768 common shares are yet available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarter and six months ended September 28, 2008 was $4,820 and $9,718, respectively.  Total pre-tax stock-based compensation expense recognized during the quarter and six months ended September 30, 2007 was $5,740 and $11,770, respectively.  The total income tax benefit recognized in the income statement for share-based compensation during the quarter and six months ended September 28, 2008 was $1,909 and $3,849, respectively.  The total income tax benefit recognized in the income statement for share-based compensation during the quarter and six months ended September 30, 2007 was $2,286 and $4,689, respectively.

There are three types of awards outstanding under ATK’s stock incentive plans: performance awards, restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance awards, grant of restricted stock, or exercise of stock options.  As of September 28, 2008, there were up to 542,423 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares, up to 179,162 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for fiscal 2007 through fiscal 2009 period; up to 204,867 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for fiscal 2008 through fiscal 2010 period; and up to 158,394 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for fiscal 2009 through fiscal 2011 period.  In April 2008, 168,821 shares were distributed or deferred into ATK’s non-qualified management deferred compensation plans based upon achievement of a specified performance goal relating to supply chain management savings in fiscal 2008.

Restricted stock issued to non-employee directors and certain key employees totaled 14,842 shares during the six months ended

September 28, 2008. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  The fair value of options granted during the six months ended September 28, 2008 was $24.83.  The following assumptions were used for the grants:

Six Months Ended September 28, 2008

Risk-free rate	2.96%
Expected volatility	19.11%
Expected dividend yield	0%
Expected option life	5 years

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

On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  The DOJ subsequently filed a motion to strike the affirmative defenses set forth in ATK’s answer.  On July 14, 2008, ATK filed its opposition to the motion to strike.  On October 16, 2008, the court granted the motion in part and denied it in part.  Discovery is now underway in the case.

ATK denies any allegations of improper conduct.  Based on what is known to ATK about the subject matter of the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct.  Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.  Some potential, however, does remain for an adverse judgment that could be material to ATK’s financial position, results of operations, or cash flows.  As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.5% and 2.50% as of September 28, 2008 and March 31, 2008, respectively. The following is a summary of the amounts recorded for environmental remediation:

	September 28, 2008		March 31, 2008
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(64,476)	$39,611	$(64,204)	$39,253
Unamortized discount	8,178	(3,991)	7,831	(3,811)
Present value amounts (payable) receivable	$(56,298)	$35,620	$(56,373)	$35,442

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $56,298 discounted liability as of September 28, 2008, $10,941 was recorded within other current liabilities and $45,357 was recorded within other long-term liabilities. Of the $35,620 discounted receivable, ATK recorded $8,125 within other current assets and $27,495 within other non-current assets. As of September 28, 2008, the estimated discounted range of reasonably possible costs of environmental remediation was $56,298 to $89,105.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in Item 1A of this Form 10-Q for the quarter ended September 28, 2008.

13.       Share Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100,000.  During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880.  During fiscal 2008, ATK repurchased 942,200 shares for $100,068.  The Board’s authorization expired on January 31, 2008.  On August 5, 2008, ATK’s Board authorized the repurchase of up to an additional 5,000,000 shares.  The Board has determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During the quarter ended September 28, 2008, ATK repurchased 299,956 shares for $31,600.  As of September 28, 2008 there were 4,700,044 remaining shares authorized to be repurchased.

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

•                  ATK Armament Systems, which generated 39% of ATK’s external sales in the six months ended September 28, 2008, develops and produces military ammunition and gun systems; commercial products; and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  ATK Mission Systems, which generated 25% of ATK’s external sales in the six months ended September 28, 2008, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: tank ammunition, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

•                  ATK Space Systems, which generated 36% of ATK’s external sales in the six months ended September 28, 2008, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures, and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Other products include ordnance, such as decoy and illuminating flares.

The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 13% of total external sales during the six months ended September 28, 2008 and September 20, 2007.

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Six Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Sales to external customers:
ATK Armament Systems	$422,862	$354,697	$864,436	$690,199
ATK Mission Systems	280,542	273,573	557,045	530,038
ATK Space Systems	388,547	401,075	795,335	767,480
Total external sales	1,091,951	1,029,345	2,216,816	1,987,717
Intercompany sales:
ATK Armament Systems	2,898	2,599	7,328	7,185
ATK Mission Systems	46,905	39,996	91,554	72,543
ATK Space Systems	2,309	3,945	5,248	10,586
Eliminations	(52,112)	(46,540)	(104,130)	(90,314)
Total intercompany sales	—	—	—	—
Total sales	$1,091,951	$1,029,345	$2,216,816	$1,987,717

Income before interest, income taxes, and minority interest:
ATK Armament Systems	$42,969	$32,182	$87,129	$61,059
ATK Mission Systems	35,785	29,881	68,619	57,332
ATK Space Systems	47,982	48,427	84,224	99,325
Corporate	(6,091)	(5,415)	(10,995)	(11,137)
Total income before interest, income taxes, and minority interest	$120,645	$105,075	$228,977	$206,579

Certain administrative functions are primarily managed by ATK at the corporate headquarters (“Corporate”). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, and income taxes. Pension and postretirement benefit expenses are allocated to each segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $6,464 and $12,538 for the quarter and six months ended September 28, 2008, respectively, and $5,747 and $11,093 for the quarter and six months ended September 30, 2007, respectively.

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

•                  performance of ATK’s subcontractors,

•                  supply, availability, and costs of raw materials and components, including commodity price fluctuations,

•                  development of key technologies and retention of a qualified workforce,

•                  fires or explosions at any of ATK’s facilities,

•                  environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

•                  actual pension asset returns and assumptions regarding future returns, discount rates, service costs, and health care cost trend rates,

•                  capital market volatility and corresponding assumptions related to ATK’s capital structure such as share count and interest rates,

•                  risks associated with diversification into new markets,

•                  impacts of financial market disruptions or volatility to ATK’s customers and vendors,

•                  greater risk associated with international business,

•                  results of acquisitions,

•                  costs incurred for pursuits and proposed acquisitions that have not yet or may not close, and

•                  unanticipated changes in the tax provision or exposure to additional tax liabilities.

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in Item 1A of this Form 10-Q for the quarter ended September 28, 2008. Additional information regarding these factors may be contained in ATK’s subsequent filings with the Securities and Exchange Commission, including Forms 8-K.

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

•                  ATK Armament Systems, which generated 39% of ATK’s external sales in the six months ended September 28, 2008, develops and produces military ammunition and gun systems; commercial products; and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  ATK Mission Systems, which generated 25% of ATK’s external sales in the six months ended September 28, 2008, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: tank ammunition, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

•                  ATK Space Systems, which generated 36% of ATK’s external sales in the six months ended September 28, 2008, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures, and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Other products include ordnance, such as decoy and illuminating flares.

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

Results of Operations

Acquisitions

There were no material acquisitions during the quarter or six months ended September 28, 2008.

On June 8, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195, net of cash acquired. ATK believes that the acquisition strengthened ATK’s satellite components, subsystems and small spacecraft portfolios and further increased ATK’s position as a supplier to the U.S. Government and industry.  ATK also believes the acquisition enhanced ATK’s systems engineering as ATK pursues strategic initiatives in space exploration programs.  Headquartered in Beltsville, Maryland, Swales employs approximately 635 people and is included in ATK Space Systems.

ATK used the purchase method of accounting to account for the Swales acquisition and, accordingly, the results of Swales are included in ATK’s consolidated financial statements since the date of acquisition.

Sales

The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 13% of total external sales during the six months ended September 28, 2008 and September 30, 2007.

The following is a summary of each operating segment’s external sales:

	Quarters Ended					Six Months Ended
	September 28, 2008	September 30, 2007	$	Change	% Change	September 28, 2008	September 30, 2007	$ Change	% Change

ATK Armament Systems	$422,862	$354,697		$68,165	19.2%	$864,436	$690,199	$174,237	25.2%
ATK Mission Systems	280,542	273,573	6,969		2.5%	557,045	530,038	27,007	5.1%
ATK Space Systems	388,547	401,075	(12,528)		(3.1)%	795,335	767,480	27,855	3.6%
Total external sales	$1,091,951	$1,029,345		$62,606	6.1%	$2,216,816	$1,987,717	$229,099	11.5%

Quarter.

ATK Armament Systems.  The increase in sales was driven by:

•                  an increase of $36,600 in commercial products due to an increase in volume of law enforcement, international, and government sales, and

•                  a $30,300 increase in medium-caliber ammunition primarily due to higher volume.

ATK Mission Systems.  The increase in sales was driven by:

•                  an increase of $14,000 in tactical rocket motors due to higher volume across numerous programs, and

•                  an $8,000 increase due to the new contract for the attitude control motor on the Orion Crew Exploration Vehicle (CEV) launch abort system.

These increases were partially offset by:

•                a $10,000 decrease in technical services due to reduced volume across numerous programs,  and

•                a decrease of $4,000 in force protection systems due to the completion of a large program.

ATK Space Systems.  The decrease in sales was driven by:

•                  a decrease in Minuteman volume of $22,900,

•                  a decrease of $9,000 due to lower customer demand and production delays in decoys and flares,

•                  and a decrease of $7,200 on the Launch Abort System due to funding limitations.

These decreases were partially offset by an increase of $27,700 on the ARES I and Space Shuttle programs.

Six Months.

The increase in sales was due to organic growth as well as the acquisition of Swales late in the first quarter of fiscal 2008, as discussed above, which is reported within ATK Space Systems.

ATK Armament Systems.  The increase in sales was driven by:

•                  a $99,100 increase in medium-caliber ammunition primarily due to higher volume, $24,000 that would have been realized later in the fiscal year, and product mix during the period over the prior year period,

•                  an increase of $64,900 in commercial products due to an increase in volume of law enforcement, international, and government sales, and

•                  a $15,300 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements.

ATK Mission Systems.  The increase in sales was driven by:

•                  a $23,000 increase due to the new contract for the attitude control motor on the Orion Crew Exploration Vehicle (CEV) launch abort system,

•                  an increase of $23,000 in tactical rocket motors due to higher volume across numerous programs, and

•                  an increase of $8,000 in defense electronics due to increased customer demand.

These increases were partially offset by:

•                  a decrease of $15,000 in missile defense due to reduced volume on the Standard Missile-3 program,

•                  a $6,000 decrease in missiles due to the ramp down of system design and development on the Advanced Anti-Radiation Guided Missile (AARGM) program, and

•                  a decrease of $4,000 in tank ammunition due to decreased customer demand for training rounds.

ATK Space Systems.  The increase in sales was driven by:

•                  a net increase of $48,400 on ARES I and Space Shuttle programs, and

•                  an increase of $33,900 due to the inclusion of Swales which was acquired late in the first quarter of fiscal 2008.

These increases were partially offset by:

•                  a decrease of $18,900 due to lower customer demand and production delays in decoys and flares,

•                  a decrease in solar arrays of $16,400 as a result of decreased volume and performance issues,

•                  a decrease in Minuteman volume of $13,700, and

•                  a $8,200 decrease in bus structures due to performance issues and schedule delays.

Gross Profit

	Quarters Ended					Six Months Ended
	September 28, 2008	As a % of Sales	September 30, 2007	As a % of Sales	Change	September 28, 2008	As a % of Sales	September 30, 2007	As a % of Sales	Change

Gross profit	$240,231	22.0%	$198,369	19.3%	$41,862	$459,503	20.7%	$390,559	19.6%	$68,944

Quarter and Six Months.  The increase in gross profit was driven by higher sales and increased operating efficiencies.

Operating Expenses

	Quarters Ended					Six Months Ended
	September 28, 2008	As a % of Sales	September 30, 2007	As a % of Sales	Change	September 28, 2008	As a % of Sales	September 30, 2007	As a % of Sales	Change

Research and development	$25,419	2.3%	$17,325	1.7%	$8,094	$47,140	2.1%	$30,008	1.5%	$17,132
Selling	39,121	3.6%	30,861	3.0%	8,260	77,808	3.5%	60,791	3.1%	17,017
General and administrative	55,046	5.0%	45,108	4.4%	9,938	105,578	4.8%	93,181	4.7%	12,397
Total	$119,586	10.9%	$93,294	9.1%	$26,292	$230,526	10.4%	$183,980	9.3%	$46,546

Operating expenses for the quarter and six months increased primarily due to higher selling expenses consistent with higher sales and increased program proposal efforts within ATK Mission Systems and ATK Space Systems.  Research and development expenses were up due to increased spending on major launch vehicle programs within ATK Space Systems.  General and administrative expenses also increased as a result of increased spending to support increasing sales.

Income before Interest, Income Taxes, and Minority Interest

	Quarters Ended			Six Months Ended
	September 28, 2008	September 30, 2007	Change	September 28, 2008	September 30, 2007	Change

ATK Armament Systems	$42,969	$32,182	$10,787	$87,129	$61,059	$26,070
ATK Mission Systems	35,785	29,881	5,904	68,619	57,332	11,287
ATK Space Systems	47,982	48,427	(445)	84,224	99,325	(15,101)
Corporate	(6,091)	(5,415)	(676)	(10,995)	(11, 137)	142
Total	$120,645	$105,075	$15,570	$228,977	$206,579	$22,398

The increase in income before interest, income taxes, and minority interest was due to higher sales as well as program-related changes within the operating segments as described below.

Quarter.

ATK Armament Systems.  The increase primarily relates to higher overall sales volume and efficiencies.

ATK Mission Systems.  The increase was primarily driven by higher sales within tactical rocket motors, space launch vehicles, and booster and specialty products, partially offset by a margin decline within fuze operations due to technical issues on the FMU-139 bomb fuze program.

ATK Space Systems.  The slight decrease was primarily driven by lower sales and margin declines in engineered composites.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, and the elimination of intercompany profits.

Six Months.

ATK Armament Systems.  The increase primarily relates to higher overall sales volume as well as improved margins in commercial products.

ATK Mission Systems.  The increase was primarily driven by higher sales within tactical rocket motors, space launch vehicles, and space stage motors, partially offset by margin declines within force protection as well as fuze operations due to technical issues on the FMU-139 bomb fuze program.

ATK Space Systems.  The decrease was primarily driven by performance issues and schedule delays on bus structures and solar arrays.  These items were partially offset by higher sales volume.

Net Interest Expense

Quarter.

Net interest expense for the quarter ended September 28, 2008 was $16,618, a decrease of $9,021 compared to $25,639 in the comparable quarter of fiscal 2008 primarily due to the accelerated noncash write-off of $5,600 of debt issuance costs which was the result of the 3.00% Convertible Senior Subordinated Notes and 2.75% Convertible Senior Subordinated Notes due 2024 becoming convertible in the second quarter of fiscal 2008, as well as a decrease in the average borrowing rate and average outstanding debt balance.

Six Months.

Net interest expense for the six months ended September 28, was $32,960, a decrease of $11,692 compared to $44,652 in the comparable quarter of fiscal 2008 primarily due to the accelerated noncash write-off of $5,600 of debt issuance costs discussed above as well as a decrease in the average borrowing rate and average outstanding debt balance.

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

Income Tax Provision

	Quarters Ended					Six Months Ended
	September 28, 2008	Effective Rate	September 30, 2007	Effective Rate	Change	September 28, 2008	Effective Rate	September 30, 2007	Effective Rate	Change

Income tax provision	$39,029	37.5%	$28,171	35.5%	$10,858	$73,062	37.3%	$58,084	35.9%	$14,978

ATK’s provision for income taxes includes both federal and state income taxes.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

Quarter.

The income tax provisions for the quarters ended September 28, 2008 and September 30, 2007 represent effective tax rates of 37.5% and 35.5%, respectively.  The increase in the rate for the quarter ended September 28, 2008 from the prior year period is primarily due to nonrecurring tax charges, an increase in income tax reserves, and the expiration of the federal research and development (R&D) credit.  These increases were partially offset by a reduction in the state tax rate.

Six Months.

The income tax provisions for the six months ended September 28, 2008 and September 30, 2007 represent effective tax rates of 37.3% and 35.9%, respectively.  The increase in the rate for the six months ended September 28, 2008 from the prior year period is primarily due to nonrecurring tax charges and the expiration of the federal R&D credit.  These increases were partially offset by a reduction in the state tax rate.

On October 3, 2008 the President signed the Emergency Economic Stabilization Act of 2008 which reinstated the federal R&D credit retroactively from January 1, 2008 through December 31, 2009.  Since this law was passed after the end of the quarter, the impact of this legislation is not reflected in the amounts above.

Minority Interest

The minority interest in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

Net Income

Quarter.

Net income for the quarter ended September 28, 2008 was $64,982, an increase of $13,807 compared to $51,175 in the comparable period of fiscal 2008. This increase was due to an increase of $41,862 in gross profit and a decrease in net interest expense of $9,021, partially offset by increases in operating expenses of $26,292, and income tax expense of $10,858.

Six Months.

Net income for the six months ended September 28, 2008 was $122,849, an increase of $19,270 compared to $103,579 in the comparable period of fiscal 2008.  This increase was due to an increase of $68,994 in gross profit and a decrease in net interest expense of $11,692, partially offset by increases in operating expenses of $46,546 and income tax expense of $14,978.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended
	September 28, 2008	September 30, 2007	Change

Cash flows provided by operating activities	$31,586	$131,257	$(99,671)
Cash flows used for investing activities	(66,190)	(135,471)	69,281
Cash flows (used for) provided by financing activities	(22,016)	11,750	(33,766)
Net cash flows	$(56,620)	$7,536	$(64,156)

Cash provided by operating activities for the six months ended September 28, 2008 totaled $31,586, compared to $131,257 provided in the comparable period of the prior year.  The decrease was primarily due to a $85,292 increase in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) as a result of higher receivables consistent with higher sales and timing of receivables, as well as a reduction in accounts payable due to timing of payments to vendors. Cash paid for income taxes also increased $69,848 due to increased income and timing of payments.  These items were partially offset by an increase of $19,270 in net income.

Cash used for investing activities totaled $66,190, a decrease of $69,281 compared to $135,471 used in the comparable period of the prior year primarily as a result of the acquisition of Swales for $101,195 during fiscal 2008, as discussed above.  This decrease was partially offset by an increase in capital expenditures of $24,405 primarily due to increased capital expenditures to support business growth, timing of payments to vendors, and a new Corporate headquarters.

Cash used for financing activities totaled $22,016, a decrease of $33,766 compared to $11,750 provided in the comparable period of the prior year.  The decrease was driven by the absence of a $75,000 borrowing on the Company’s line of credit in fiscal 2009 and a

reduction in proceeds from employee stock compensation plans due to a reduction in stock options exercised.   There were no cash overdrafts at September 28, 2008 compared to $17,388 in the second quarter of fiscal 2008 due to the timing of payments.

ATK’s principal sources of liquidity continue to be cash generated by operations and our borrowings under credit facilities.  Based on ATK’s current financial condition, management believes that our cash position, combined with anticipated generation of cash flow and the availability of funding, if needed, under our revolving credit facilities, will be adequate to fund future growth as well as to service our currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases over the next 12 months.

Postretirement Benefit Plans Contributions

During the six months ended September 28, 2008, ATK contributed $1,170 directly to retirees and $6,401 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of approximately $2,890 directly to retirees and approximately $9,633 to its other PRB plans during the remainder of fiscal 2009.  ATK does not anticipate making any contributions to its qualified pension plans during the remainder of fiscal 2009.

Debt

Long-term debt, including the current portion, consisted of the following:

	September 28, 2008	March 31, 2008
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	280,000	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total debt	1,455,000	1,455,000
Less current portion	486,875	—
Long-term debt	$968,125	$1,455,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the year ending March 31, 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 4.31% at September 28, 2008. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at September 28, 2008. As of September 28, 2008, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $95,841, which reduced amounts available on the revolving facility to $404,159. ATK’s weighted average interest rate on short-term borrowings was 5.00% during both the quarter and six months ended September 28, 2008 and 6.58% and 6.71% during the quarter and six months ended September 30, 2007, respectively.  Debt issuance costs of approximately $3,100 are being amortized over the term of the Senior Credit Facility.

During March 2006, ATK terminated a $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount is included in accumulated other comprehensive loss and is being amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of

30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and six months ended September 28, 2008, by 181,830 and 251,393, respectively, and by 317,726 and 4,205 shares, respectively, for the quarter and six months ended September 30, 2007 because ATK’s average stock price exceeded the conversion price during those periods.  Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at September 28, 2008 and March 31, 2008.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or

$103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was first satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs of approximately $3,200, which were previously being amortized through the first redemption date of these notes, were written off. The stock price condition was not satisfied during the fourth quarter of fiscal 2008, therefore the principal amount of $200,000 was classified as long-term as of March 31, 2008.  The stock price condition was satisfied on September 12, 2008. Accordingly, these notes are now convertible at any time at the option of the holder through December 28, 2008, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $200,000 has been reclassified to current liabilities on the consolidated balance sheet.  None of these notes have been presented to ATK for conversion.  In fiscal 2005, ATK amended the indenture to require ATK to satisfy up to the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarters and six months ended September 28, 2008 by 556,720 and 603,095 shares, respectively and by 647,317 and 438,304 shares, respectively, for the quarter and six months ended September 30, 2007, because ATK’s average stock price exceeded the conversion price during those periods.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at September 28, 2008 and March 31, 2008.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions.  The stock price condition was first satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs of approximately $2,400, which were previously being amortized through the first redemption date of these notes, were written off.  The stock price condition was not satisfied during the fourth quarter of fiscal 2008, therefore the principal amount of $280,000 was classified as long-term as of March 31, 2008.  The stock price condition was satisfied on September 12, 2008. Accordingly, these notes are now convertible at any time at the option of the holder through December 28, 2008, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. As a result of the notes becoming convertible, the principal amount of $280,000 has been reclassified to current liabilities on the consolidated balance sheet. None of these notes have been presented to ATK for conversion.  In fiscal 2005, ATK amended the indenture to require ATK to satisfy up to the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and six months ended September 28, 2008 by 792,036 and 856,962 shares, respectively, and by 918,872 and 626,253 shares, respectively, for the quarter and six months ended September 30, 2007, because ATK’s average stock price exceeded the conversion price during those periods.

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

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 63% as of September 28, 2008 and 66% as of March 31, 2008.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of September 28, 2008, ATK was in compliance with the covenants.

As of September 28, 2008, Moody’s Investors Service (Moody’s) had assigned ATK an issuer rating of Ba3, Standard & Poor’s Ratings Services (S&P) had assigned ATK a BB corporate credit rating, and Fitch Ratings (Fitch) had assigned ATK an issuer rating of BB.

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

Shelf Registration.  On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time.  As of September 28, 2008, ATK has the capacity under the registration statement to issue approximately 48.4 million shares of common stock and 5.0 million shares of preferred stock.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of September 28, 2008 or March 31, 2008.

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks.  ATK entered into forward contracts for lead during the six months ended September 28, 2008.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded as a current liability and the effective portion is reflected in accumulated OCI in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarter and six months ended September 28, 2008:

	Quarter Ended September 28, 2008	Six Months Ended September 28, 2008
Beginning of period unrealized loss in accumulated OCI	$(1,203)	$—
Increase (decrease) in fair value of derivatives	356	(847)
Losses reclassified from OCI, offsetting the price paid to suppliers	363	363
End of period unrealized loss in accumulated OCI	$(484)	$(484)

The amount of ineffectiveness recognized in earnings for these contracts during the quarter and six months ended September 28, 2008 was insignificant.  ATK expects that substantially all of the unrealized losses will be realized and reported in cost of sales during the next 12 months as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.  During the quarter ended September 30, 2007, ATK had no such commodity contracts.

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

On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  The DOJ subsequently filed a motion to strike the affirmative defenses set forth in ATK’s answer.  On July 14, 2008, ATK filed its opposition to the motion to strike.  On October 16, 2008, the court granted the motion in part and denied it in part.  Discovery is now underway in the case.

ATK denies any allegations of improper conduct.  Based on what is known to ATK about the subject matter of the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct.  Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.  Some potential, however, does remain for an adverse judgment that could be material to ATK’s financial position, results of operations, or cash flows.  As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.50% and 2.50% as of September 28, 2008 and March 31, 2008, respectively. The following is a summary of the amounts recorded for environmental remediation:

	September 28, 2008		March 31, 2008
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(64,476)	$39,611	$(64,204)	$39,253
Unamortized discount	8,178	(3,991)	7,831	(3,811)
Present value amounts (payable) receivable	$(56,298)	$35,620	$(56,373)	$35,442

As of September 28, 2008, the estimated discounted range of reasonably possible costs of environmental remediation was $56,298 to $89,105.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and Item 1A of this Form 10-Q for the quarter ended September 28, 2008.

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

ATK, however, has been impacted by increases in the prices of raw materials used in production as well as rising oil and energy costs. In particular, the prices of commodity metals, such as lead, steel, zinc, and copper, continue to be volatile. These prices generally impact our small caliber ammunition business.

With respect to ATK’s commercial products business, ATK has improved manufacturing efficiencies and initiated price changes to mitigate the impact of commodity costs. ATK will continue to evaluate the need for future price changes in light of these trends, ATK’s competitive landscape, and its financial results. If commodity costs continue to change, and if ATK is unable to offset these changes with ongoing manufacturing efficiencies and price changes, ATK’s future results from operations and cash flows would be materially impacted.

With respect to ATK’s firm fixed-price contract to supply the DoD’s small-caliber ammunition needs through April 1, 2010, ATK has purchase orders in place for the copper to be used in this contract.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the section titled “Inflation and Commodity Price Risk”.

There have been no material changes in ATK’s market risk during the quarter or six months ended September 28, 2008. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 28, 2008, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 28, 2008, there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  The DOJ subsequently filed a motion to strike the affirmative defenses set forth in ATK’s answer.  On July 14, 2008, ATK filed its opposition to the motion to strike.  On October 16, 2008, the court granted the motion in part and denied it in part.  Discovery is now underway in the case.

ATK denies any allegations of improper conduct.  Based on what is known to ATK about the subject matter of the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct.  Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.  Some potential, however, does remain for an adverse judgment that could be material to ATK’s financial position, results of operations, or cash flows.  As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

In late 2007, ATK discovered that a photographic development operation at its ATK Launch Systems facility in Magna, Utah had been intermittently discharging wastewater containing silver above regulated levels into a septic system, in violation of ATK’s hazardous waste management permit.  ATK immediately ceased discharging the wastewater and notified the State of Utah.  In December 2007, ATK provided the State of Utah with a more detailed report of the matter.  In response, the State of Utah issued a notice of violation in February 2008 ordering ATK to investigate and, if necessary, mitigate the hazardous waste discharge.  In May 2008, the State of Utah issued a proposed stipulation and consent order.  Discussions between ATK and the State of Utah resulted in agreement of a penalty of $131,310.  In July 2008, the State of Utah issued a final stipulation and consent order settling the matter and sent this consent order for public comment.  The public comment period has now been completed and ATK expects to pay the agreed-upon amount in the third quarter of fiscal year 2009.

The description of certain environmental matters contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contingencies,” is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 describes some of the risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results, and future prospects. The discussion below includes updates to those risk factor disclosures.

Capital market volatility could adversely impact ATK’s earnings because of ATK’s capital structure.

As of September 28, 2008, there was a total of $780 million of ATK’s convertible senior subordinated notes outstanding, subject to the terms of various indentures.  The indentures require ATK to satisfy up to the principal amount of these notes solely in cash.  In addition, the indentures require ATK to pay any additional amounts above that in cash, common stock, or a combination of cash and common stock at ATK’s discretion.  As the price of ATK’s common stock increases above the conversion price of the notes, ATK includes the dilutive impact of the number of shares that would be issued if converted, which decreases earnings per share.

ATK is also exposed to the risk of fluctuation in interest rates.  If interest rates increase, ATK may incur increased interest expense on variable interest-rate debt or short-term borrowings, which could have an adverse impact on ATK’s operating results and cash flows.

ATK is exposed to risks associated with diversification into new markets.

ATK’s long-term business growth strategy includes diversification into new markets.  Such efforts involve a number of risks, including increased capital expenditures, diversion of management attention, additional credit risk associated with new customers, and costs incurred in competing with companies with strong brand names and market positions.  An unfavorable event or trend in any one or more of these factors could adversely affect ATK’s operating results, financial condition, or cash flows.

Financial market disruptions or volatility in the United States and elsewhere may impact ATK’s customers and vendors and create challenges that could have a material adverse effect on ATK’s business and results of operations.

Recent economic turmoil, including the failure of financial service companies and the related liquidity crisis, has caused significant volatility within the capital and credit markets.   This disruption could result in decreased economic activity and increased economic uncertainty.  As a result, ATK’s commercial customers’ ability to make timely payments may be adversely impacted and there may be an increase in customer and vendor bankruptcies.  A prolonged recession could result in a decline in demand within the commercial sector, which may adversely affect ATK’s operating results, financial condition, or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
June 30 – July 27	323	$104.02	—
July 28 – August 24	0	0	75,100
August 25 – September 28, 2008	0	0	224,856
Fiscal quarter ended September 28, 2008	323	$104.02	299,956	4,700,044

(1)        All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)  On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares.  The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During the quarter ended September 28, 2008, ATK repurchased 299,956 shares for $31.6 million.  As of September 28, 2008, there were 4,700,044 remaining shares authorized to be repurchased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  On August 5, 2008, ATK held its annual meeting of stockholders.

(b)                                 At the annual meeting, the stockholders elected the following persons as directors to serve until the next annual meeting of stockholders: Frances D. Cook, Martin C. Faga, Ronald R. Fogleman, Cynthia L. Lesher, Douglas L. Maine, Roman Martinez IV, Daniel J. Murphy, Mark H. Ronald, Michael T. Smith, and William G. Van Dyke.

(c)           At the annual meeting, the stockholders voted upon the following proposals: (1) election of ten directors, (2) ratification of the appointment of Deloitte & Touche LLP as ATK’s independent registered public accounting firm for the fiscal year ending March 31, 2009, (3) approval of an amendment to ATK’s Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 90,000,000 to 180,000,000, and (4) a stockholder proposal (Health Care Reform Principles). The voting results are as follows:

Proposal Number 1:  Election of Directors

	For	Withheld
Frances D. Cook	30,470,672	257,844

Martin C. Faga	30,477,948	250,568

Ronald R. Fogleman	30,449,215	279,301

Cynthia L. Lesher	30,479,061	249,455

Douglas L. Maine	30,481,226	247,290

Roman Martinez IV	30,483,002	245,514

Daniel J. Murphy	30,064,894	663,622

Mark H. Ronald	30,490,177	238,339

Michael T. Smith	30,217,132	511,384

William G. Van Dyke	30,635,775	92,741

Proposal Number 2:  Ratification of the appointment of Deloitte & Touche LLP as ATK’s independent registered public accounting firm for the fiscal year ending March 31, 2009

For	Against	Abstain	Broker Non-Votes
30,169,784	519,439	39,293	—

Proposal Number 3:  Approval of an Amendment to ATK’s Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 90,000,000 to 180,000,000

For	Against	Abstain	Broker Non-Votes
25,171,233	5,257,399	299,884	—

Proposal Number 4:  Stockholder proposal – Health Care Reform Principles

For	Against	Abstain	Broker Non-Votes
1,076,277	22,257,319	4,722,587	2,672,333

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
3(i).1	Restated Certificate of Incorporation of the Registrant, effective July 20, 1990, including Certificate of Correction effective September 21, 1990.
3(i).2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the registrant, effective September 28, 1990.
3(i).3	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001.
3(i).4	Certificate of Amendment of Restated Certificate of Incorporation, effective August 7, 2002.
3(i).5	Certificate of Amendment of Restated Certificate of Incorporation, effective August 5, 2008.
10.1	Amendment to Employment Agreement between ATK and Daniel J. Murphy dated as of August 4, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 4, 2008).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: October 31, 2008	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)