Form 10-Q
period 2008-12-28
ALLIANT TECHSYSTEMS INC
filed 2009-01-30
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of January 25, 2009, 32,730,755 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
(In thousands except per share data)	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Sales	$1,109,450	$1,054,865	$3,326,266	$3,042,582
Cost of sales	879,866	842,201	2,637,179	2,439,359
Gross profit	229,584	212,664	689,087	603,223
Operating expenses:
Research and development	16,105	14,360	63,245	44,368
Selling	39,584	31,639	117,392	92,430
General and administrative	54,611	56,109	160,189	149,290
Total operating expenses	110,300	102,108	340,826	286,088
Income before interest, income taxes, and minority interest	119,284	110,556	348,261	317,135
Interest expense	(15,518)	(18,659)	(49,077)	(64,011)
Interest income	142	306	741	1,006
Income before income taxes and minority interest	103,908	92,203	299,925	254,130
Income tax provision	38,947	33,716	112,009	91,800
Income before minority interest	64,961	58,487	187,916	162,330
Minority interest, net of income taxes	(61)	157	45	421
Net income	$65,022	$58,330	$187,871	$161,909

Earnings per common share:
Basic	$1.99	$1.79	$5.74	$4.91
Diluted	1.96	1.65	5.48	4.60

Weighted-average number of common shares outstanding:
Basic	32,628	32,626	32,758	32,980
Diluted	33,117	35,434	34,283	35,205

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	December 28, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$162,092	$119,773
Net receivables	919,843	798,468
Net inventories	207,921	205,825
Deferred income tax assets	79,932	88,282
Other current assets	29,618	35,568
Total current assets	1,399,406	1,247,916
Net property, plant, and equipment	510,395	492,336
Goodwill	1,243,696	1,236,196
Prepaid pension assets	28,634	25,280
Deferred charges and other non-current assets	190,248	194,466
Total assets	$3,372,379	$3,196,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$290,850	—
Accounts payable	193,542	$215,755
Contract advances and allowances	83,009	81,624
Accrued compensation	126,392	147,287
Accrued income taxes	6,916	41,681
Other accrued liabilities	180,953	144,540
Total current liabilities	881,662	630,887
Long-term debt	1,164,140	1,455,000
Deferred income tax liabilities	52,467	38,316
Postretirement and postemployment benefits liabilities	134,486	138,378
Accrued pension liability	98,672	84,267
Other long-term liabilities	116,556	108,238
Total liabilities	2,447,983	2,455,086
Contingencies (Note 12)
Common stock - $.01 par value
Authorized — 90,000,000 shares
Issued and outstanding — 32,717,398 shares at December 28, 2008 and 32,795,800 at March 31, 2008	327	328
Additional paid-in-capital	473,638	467,857
Retained earnings	1,503,795	1,315,924
Accumulated other comprehensive loss	(370,463)	(376,636)
Common stock in treasury, at cost — 8,837,663 shares held at December 28, 2008 and 8,759,261 shares held at March 31, 2008	(682,901)	(666,365)
Total stockholders’ equity	924,396	741,108
Total liabilities and stockholders’ equity	$3,372,379	$3,196,194

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
(In thousands)	December 28, 2008	December 30, 2007
Operating activities
Net income	$187,871	$161,909
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	57,412	52,988
Amortization of intangible assets	4,213	4,420
Amortization of deferred financing costs	2,148	3,145
Write-off of debt issuance costs associated with convertible notes	—	5,600
Deferred income taxes	18,431	4,858
Loss on disposal of property	331	2,433
Minority interest, net of income taxes	45	421
Share-based plans expense	14,753	17,751
Excess tax benefits from share-based plans	(3,235)	(8,836)
Changes in assets and liabilities:
Net receivables	(121,375)	(67,411)
Net inventories	295	(53,755)
Accounts payable	(16,299)	4,537
Contract advances and allowances	1,385	(1,307)
Accrued compensation	(24,075)	(33,055)
Accrued income taxes	(24,909)	50,378
Pension and other postretirement benefits	19,744	26,218
Other assets and liabilities	40,779	27,021
Cash provided by operating activities	157,514	197,315
Investing activities
Capital expenditures	(80,352)	(63,959)
Acquisition of business, net of cash acquired	(13,560)	(101,195)
Proceeds from the disposition of property, plant, and equipment	489	292
Cash used for investing activities	(93,423)	(164,862)
Financing activities
Change in cash overdrafts	—	32,220
Net borrowings on line of credit	—	24,000
Payments made to extinguish debt	(10)	—
Payments made for debt issue costs	(5)	(102)
Net purchase of treasury shares	(31,609)	(100,068)
Proceeds from employee stock compensation plans	6,617	13,231
Excess tax benefits from share-based plans	3,235	8,836
Cash used for financing activities	(21,772)	(21,883)
Increase in cash and cash equivalents	42,319	10,570
Cash and cash equivalents - beginning of period	119,773	16,093
Cash and cash equivalents - end of period	$162,092	$26,663

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$7,091	$6,167

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended December 28, 2008

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (fiscal 2008).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of December 28, 2008, and its results of operations and cash flows for the quarters and nine months ended December 28, 2008 and December 30, 2007.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.     New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP No. APB 14-1).  This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of this FSP apply to ATK’s $200,000 aggregate principal amount of 3.00% Convertible Notes, the $280,000 aggregate principal amount of 2.75% Convertible Notes due 2024, and the $300,000 aggregate principal amount of 2.75% Convertible Notes due 2011, discussed in Note 8. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years (ATK’s fiscal 2010), and shall be applied retrospectively to all periods presented. Early adoption is not permitted.  ATK estimates that adoption of the FSP will result in an increase to fiscal 2005 through fiscal 2009 non-cash interest expense in the range of $9,300 ($5,600 net of tax or $0.15 diluted earnings per share (EPS) impact) to $23,800 ($14,300 net of tax or $0.42 diluted EPS impact) per year. The impact to fiscal 2010 non-cash interest expense is expected to be an increase of approximately $19,900 ($11,900 net of tax or $0.35 diluted EPS impact) with a declining impact in future fiscal years.

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

3.     Acquisitions, Goodwill, and Other Intangible Assets

There were no material acquisitions during the quarter or nine months ended December 28, 2008.

On June 8, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195, net of cash acquired. ATK believes that the acquisition strengthened ATK’s satellite components, subsystems and small spacecraft portfolios and further increased ATK’s position as a supplier to the U.S. Government and industry.  ATK also believes the acquisition enhanced ATK’s systems engineering as ATK pursues strategic initiatives in space exploration programs.  Headquartered in Beltsville, Maryland, Swales employs approximately 629 people and is included in ATK Space Systems. The purchase price allocation for Swales was completed during fiscal 2008.  A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

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

The changes in the carrying amount of goodwill by operating segment during the quarter and nine months ended December 28, 2008 were as follows:

	ATK Armament Systems	ATK Mission Systems	ATK Space Systems	Total
Balance at April 1, 2008	$171,337	$354,976	$709,883	$1,236,196
Adjustments	—	—	—	—
Balance at June 29, 2008	171,337	354,976	709,883	1,236,196
Adjustments	—	7,500	—	7,500
Balance at September 28, 2008	171,337	362,476	709,883	1,243,696
Adjustments	—	—	—	—
Balance at December 28, 2008	$171,337	$362,476	$709,883	$1,243,696

The adjustment within ATK Mission Systems relates to the fiscal 2003 acquisition of assets of Science and Applied Technology, Inc. (now included in ATK Mission Systems).  The sellers of this acquired business were given the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones were attained with respect to one of the contracts acquired. The pre-specified milestones were met in September 2008 and the additional contingent consideration earned pursuant to the purchase agreement resulted in an increase to goodwill.

Included in deferred charges and other non-current assets as of December 28, 2008 and March 31, 2008 are other intangible assets of $74,504 and $87,973, respectively, which consist of trademarks, patented technology, and brand names that are not being amortized because ATK considers their estimated useful lives to be indefinite. During the nine months ended December 28, 2008, ATK began amortizing a tradename that it had previously determined to have an indefinite life over an estimated useful life of 10 years.  Included in deferred charges and other non-current assets as of December 28, 2008 and March 31, 2008 are amortizing intangible assets, as follows:

	December 28, 2008			March 31, 2008
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$22,644	$(21,253)	$1,391	$22,644	$(20,024)	$2,620
Tradename	16,777	(1,258)	15,519	—	—	—
Customer relationships and other	27,407	(11,090)	16,317	27,407	(9,364)	18,043
Total	$66,828	$(33,601)	$33,227	$50,051	$(29,388)	$20,663

These assets are being amortized over their estimated useful lives over a weighted average remaining period of approximately 7.9 years. Amortization expense for the quarter and nine months ended December 28, 2008 was $1,405, and $4,213, respectively.  Amortization expense for the quarter and nine months ended December 30, 2007 was $1,555 and $4,420, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2009	$1,450
Fiscal 2010	4,940
Fiscal 2011	3,955
Fiscal 2012	3,946
Fiscal 2013	3,916
Thereafter	15,020
Total	$33,227

4.     Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 8) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarters and nine months ended December 28, 2008 and December 30, 2007, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Nine Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Weighted-average basic shares outstanding	32,628	32,626	32,758	32,980
Dilutive effect of stock-based awards	339	510	409	475
Dilutive effect of contingently issuable shares	150	2,298	1,116	1,750
Weighted-average diluted shares outstanding	33,117	35,434	34,283	35,205

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	—	—	—	—

Contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes, 2.75% Convertible Senior Subordinated Notes due 2024, as discussed in Note 8, are included in diluted EPS for the quarters and nine months ended December 28, 2008 and December 30, 2007.  Contingently issuable shares related to ATK’s 2.75% Convertible Senior Subordinated Notes due 2011, as discussed in Note 8, are included in diluted EPS for the nine months ended December 28, 2008 and the quarter and nine months ended December 30, 2007.   These contingently issuable shares are not included in diluted EPS for the quarter ended December 28, 2008 as ATK’s average stock price during the quarter did not exceed $96.51.  The Warrants, as discussed in Note 8, are not included in diluted EPS as ATK’s average stock price during the quarters and nine months ended December 28, 2008 and December 30, 2007 did not exceed $116.75.  The Call Options, also discussed in Note 8, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

5.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and nine months ended December 28, 2008 and December 30, 2007 were as follows:

	Quarters Ended		Nine Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net income	$65,022	$58,330	$187,871	$161,909
Other comprehensive income (OCI):
Pension and other postretirement benefit liabilities, net of income taxes of $(2,126), $(3,601), $(5,007), and $(10,746), respectively	3,233	5,492	7,578	16,456
Change in fair value of derivatives, net of income taxes of $6, $(84), $13, and $(247), respectively	(9)	124	(19)	455
Change in fair value of available-for-sale securities, net of income taxes of $808, $(68), $923, and $11, respectively	(1,212)	101	(1,385)	31
Total OCI	2,012	5,717	6,174	16,942
Total comprehensive income	$67,034	$64,047	$194,045	$178,851

The components of accumulated OCI, net of income taxes, are as follows:

	December 28, 2008	March 31, 2008
Derivatives	$(569)	$(550)
Pension and other postretirement benefit liabilities	(368,665)	(376,242)
Available-for-sale securities	(1,229)	156
Total accumulated other comprehensive loss	$(370,463)	$(376,636)

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks.  ATK entered into forward contracts for lead during the nine months ended December 28, 2008.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded as a current liability and the effective portion is reflected in accumulated OCI in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarter and nine months ended December 28, 2008:

	Quarter Ended December 28, 2008	Nine Months Ended December 28, 2008
Beginning of period unrealized loss in accumulated OCI	$(484)	$—
Decrease in fair value of derivatives	(1,060)	(1,907)
Losses reclassified from OCI, increasing the price paid to suppliers	888	1,251
End of period unrealized loss in accumulated OCI	$(656)	$(656)

The amount of ineffectiveness recognized in earnings for these contracts during the quarter and nine months ended December 28, 2008 was insignificant.  ATK expects that substantially all of the unrealized losses will be realized and reported in cost of sales during the next 12 months as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.  During the quarter and nine months ended December 30, 2007, ATK had no such commodity contracts.

6.     Inventories

Inventories consist of the following:

	December 28, 2008	March 31, 2008
Raw materials	$66,048	$50,964
Work in process	46,777	55,824
Finished goods	73,672	50,840
Contracts in progress	21,424	48,197
Net inventories	$207,921	$205,825

7.     Other Liabilities

Other current and long-term accrued liabilities consist of the following:

	December 28, 2008	March 31, 2008
Employee benefits and insurance, including pension and other postretirement benefits	$69,919	$56,545
Warranty	10,890	9,657
Interest	14,089	2,166
Environmental remediation	8,658	7,554
Rebate	12,588	8,454
Other	64,809	60,164
Total other accrued liabilities – current	$180,953	$144,540

Environmental remediation	$50,791	$48,819
Management nonqualified deferred compensation plan	22,453	28,514
Long-term portion of accrued income tax liability	22,621	19,337
Minority interest in joint venture	8,456	8,411
Other	12,235	3,157
Total other long-term liabilities	$116,556	$108,238

ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.  The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter and nine months ended December 28, 2008:

Balance at April 1, 2008	$9,657
Warranties issued	937
Payments made	(167)
Changes related to preexisting warranties	284
Balance at June 29, 2008	10,711
Warranties issued	413
Payments made	(119)
Changes related to preexisting warranties	(238)
Balance at September 28, 2008	10,767
Warranties issued	427
Payments made	—
Changes related to preexisting warranties	(304)
Balance at December 28, 2008	$10,890

8.     Long-Term Debt and Interest Rate Swaps

Long-term debt, including the current portion, consisted of the following:

	December 28, 2008	March 31, 2008
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	279,990	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total debt	1,454,990	1,455,000
Less current portion	290,850	—
Long-term debt	$1,164,140	$1,455,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the year ending March 31, 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 1.39% at December 28, 2008. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at December 28, 2008. As of December 28, 2008, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $93,817, which reduced amounts available on the revolving facility to $406,183. ATK’s weighted average interest rate on short-term borrowings was 4.00% and 4.99% during the quarter and nine months ended December 28, 2008, respectively, and 6.28% and 6.59% during the quarter and nine months ended December 30, 2007, respectively. Debt issuance costs of approximately $3,100 are being amortized over the term of the Senior Credit Facility.

During March 2006, ATK terminated a $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount was included in accumulated other comprehensive loss and was amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the nine months ended December 28, 2008 by 22,255; and by 477,162 and 266,255, respectively, for the quarter and nine months ended December 30, 2007 because ATK’s average stock price exceeded the conversion price during those periods.  There was no impact on the diluted shares outstanding for the quarter ended December 28, 2008 because ATK’s average stock price during the quarter was below the conversion price.  Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at December 28, 2008 and March 31, 2008.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances:

(1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was first satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs of approximately $3,200, which were previously being amortized through the first redemption date of these notes, were written off.  The stock price condition was met during the quarter ended September 28, 2008, and $547 of these notes were converted during the quarter ended December 28, 2008, (settlement occurred in January 2009).  The stock price condition was not satisfied during the third quarter of fiscal 2009 or the fourth quarter of fiscal 2008, therefore the remaining principal amount of $199,453 as of December 28, 2008, and $200,000 as of  March 31, 2008, was classified as long-term.  In fiscal 2005, ATK amended the indenture to require ATK to satisfy up to the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and nine months ended December 28, 2008 by 57,270 and 450,337, respectively; and by 753,608 and 613,003, respectively, for the quarter and nine months ended December 30, 2007, because ATK’s average stock price exceeded the conversion price during those periods.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at December 28, 2008 and March 31, 2008.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions.  The stock price condition was first satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs of approximately $2,400, which were previously being amortized through the first redemption date of these notes, were written off.  The stock price condition was met during the quarter ended September 28, 2008, and $71 of these notes were converted during the quarter ended December 28, 2008, ($10 settled in November 2008 and the remaining $61 settled in January 2009).  The stock price condition was not satisfied during the third quarter of fiscal 2009 or the fourth quarter of fiscal 2008.  Because the remaining notes can be put to ATK at the option of each holder in August 2009, the remaining principal amount of $279,990 is classified as current as of December 28, 2008.  In fiscal 2005, ATK amended the indenture to require ATK to satisfy up to the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and nine months ended December 28, 2008 by 92,805 and 643,099, respectively; and by 1,067,679, and 870,833 shares, respectively, for the quarter and nine months ended December 30, 2007, because ATK’s average stock price exceeded the conversion price during those periods.

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

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2009	$608
Fiscal 2010	293,679
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Thereafter	599,453
Total payments	$1,454,990

Although the 2.75% Convertible Notes due 2024 do not contractually mature until 2024, these notes are classified as current in the consolidated balance sheet and within the “Fiscal 2010” category above because the notes can be put to ATK at the option of each holder in August 2009.

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 61% as of December 28, 2008 and 66% as of March 31, 2008.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of December 28, 2008, ATK was in compliance with the financial covenants.

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

Net cash paid for interest totaled $34,155 in the nine months ended December 28, 2008 and $42,024 in the nine months ended December 30, 2007.

Shelf Registration.  On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time.  As of December 28, 2008, ATK has the capacity to issue approximately 48.4 million shares of common stock and 5 million shares of preferred stock.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of December 28, 2008 or March 31, 2008.

9.                                      Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Service cost	$15,088	$15,229	$45,264	$45,687
Interest cost	34,949	32,488	104,849	97,465
Expected return on plan assets	(46,915)	(45,536)	(140,746)	(136,609)
Amortization of unrecognized net loss	6,968	10,512	20,904	31,535
Amortization of unrecognized prior service cost	(97)	(145)	(292)	(434)
Net periodic benefit cost	$9,993	$12,548	$29,979	$37,644

	Postretirement Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Service cost	$72	$107	$215	$383
Interest cost	2,952	3,023	8,855	9,136
Expected return on plan assets	(944)	(1,015)	(2,831)	(3,031)
Amortization of unrecognized net loss	664	929	1,992	2,808
Amortization of unrecognized prior service cost	(2,176)	(2,204)	(6,528)	(6,707)
Net periodic benefit cost before curtailment gain	568	840	1,703	2,589
Curtailment gain	—	(778)	—	(778)
Net periodic benefit cost	$568	$62	$1,703	$1,811

During the nine months ended December 30, 2007, ATK recorded a curtailment gain of $778 to recognize the impact on postretirement benefit (PRB) plans associated with the elimination of future subsidized medical benefits under a negotiated union contract.

Employer Contributions.  During the nine months ended December 28, 2008, ATK contributed $1,807 directly to retirees and $9,998 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of approximately $2,252 directly to retirees and approximately $6,036 to its other PRB plans during the remainder of fiscal 2009.  ATK does not anticipate making any contributions to its qualified pension plans during the remainder of fiscal 2009.

10.  Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended December 28, 2008 and December 30, 2007 represent effective tax rates of 37.5% and 36.6%, respectively.  The increase in the rate for the quarter ended December 28, 2008 from the prior year period is primarily due to a change in the benefit related to the Domestic Manufacturing Deduction (DMD) and nondeductible losses on life insurance policies related to our nonqualified deferred compensation plans, offset by the extension of the federal research and development (R&D) credit and nonrecurring tax charges.

The income tax provisions for the nine months ended December 28, 2008 and December 30 2007 represent effective tax rates of 37.3% and 36.1%, respectively.  The increase in the rate for the nine months ended December 28, 2008 from the prior year period is primarily due to a change in the benefit related to DMD, nondeductible losses on life insurance policies related to our nonqualified deferred compensation plans, and nonrecurring tax charges.

On October 3, 2008 the President signed the Emergency Economic Stabilization Act of 2008 which reinstated the federal R&D credit retroactively from January 1, 2008 through December 31, 2009.  The prior period impact of this extension increased EPS by $0.06.

The current quarter’s tax rate was also impacted by the decision to make a pre-payment into our pension plan during fiscal 2010.  This increased the amount of tax expense by reducing the current year DMD which reduced EPS by $0.06.

11.  Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of December 28, 2008, ATK has authorized up to 1,532,360 common shares under the 2005 Stock Incentive Plan, of which 440,121 common shares are yet available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarter and nine months ended December 28, 2008 was $5,035 and $14,753, respectively.  Total pre-tax stock-based compensation expense recognized during the quarter and nine months ended

December 30, 2007 was $5,982 and $17,751, respectively.  The total income tax benefit recognized in the income statement for share-based compensation during the quarter and nine months ended December 28, 2008 was $1,998 and $5,847, respectively.  The total income tax benefit recognized in the income statement for share-based compensation during the quarter and nine months ended December 30, 2007 was $2,384 and $7,072, respectively.

There are three types of awards outstanding under ATK’s stock incentive plans: performance awards, restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance awards, grant of restricted stock, or exercise of stock options.  As of December 28, 2008, there were up to 532,720 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares, up to 176,162 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for fiscal 2007 through fiscal 2009 period; up to 200,179 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for fiscal 2008 through fiscal 2010 period; and up to 156,379 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for fiscal 2009 through fiscal 2011 period.  In April 2008, 168,821 shares were distributed or deferred into ATK’s non-qualified management deferred compensation plans based upon achievement of a specified performance goal relating to supply chain management savings in fiscal 2008.

Restricted stock issued to non-employee directors and certain key employees totaled 16,392 shares during the nine months ended December 28, 2008. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  The fair value of options granted during the nine months ended December 28, 2008 was $24.83.  The following assumptions were used for the grants:

Nine Months Ended December 28, 2008

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 1.00% and 2.50% as of December 28, 2008 and March 31, 2008, respectively. The following is a summary of the amounts recorded for environmental remediation:

	December 28, 2008		March 31, 2008
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(63,302)	$38,616	$(64,204)	$39,253
Unamortized discount	3,853	(1,983)	7,831	(3,811)
Present value amounts (payable) receivable	$(59,449)	$36,633	$(56,373)	$35,442

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $59,449 discounted liability as of December 28, 2008, $8,658 was recorded within other current liabilities and $50,791 was recorded within other long-term liabilities. Of the $36,633 discounted receivable, ATK recorded $6,881 within other current assets and $29,752 within other non-current assets. As of December 28, 2008, the estimated discounted range of reasonably possible costs of environmental remediation was $59,449 to $91,504.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in Item 1A of this Form 10-Q for the quarter ended December 28, 2008.

13.  Share Repurchases

On January 31, 2006, ATK’s Board of Directors authorized the repurchase of 5,000,000 shares through January 31, 2008.  In February and March 2006, ATK repurchased 1,315,104 shares for $100,000.  During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880.  During fiscal 2008, ATK repurchased 942,200 shares for $100,068.  The Board’s authorization expired on January 31, 2008.  On August 5, 2008, ATK’s Board authorized the repurchase of up to an additional 5,000,000 shares.  The Board has determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During the quarter ended September 28, 2008, ATK repurchased 299,956 shares for $31,600.  During the quarter ended December 28, 2008, ATK repurchased no additional shares.  As of December 28, 2008 there were 4,700,044 remaining shares authorized to be repurchased.

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

•                  ATK Armament Systems, which generated 39% of ATK’s external sales in the nine months ended December 28, 2008, develops and produces military ammunition and gun systems; commercial products; and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  ATK Mission Systems, which generated 25% of ATK’s external sales in the nine months ended December 28, 2008, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: large caliber direct fires, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

•                  ATK Space Systems, which generated 36% of ATK’s external sales in the nine months ended December 28, 2008, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures, and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Other products include ordnance, such as decoy and illuminating flares.

The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 13% and 12% of total external sales during the nine months ended December 28, 2008 and December 30, 2007, respectively.

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Nine Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Sales to external customers:
ATK Armament Systems	$438,167	$381,313	$1,302,603	$1,071,512
ATK Mission Systems	285,336	279,650	842,381	809,688
ATK Space Systems	385,947	393,902	1,181,282	1,161,382
Total external sales	1,109,450	1,054,865	3,326,266	3,042,582
Intercompany sales:
ATK Armament Systems	6,622	4,364	13,950	11,550
ATK Mission Systems	38,978	37,276	130,532	109,818
ATK Space Systems	3,139	3,883	8,387	14,469
Eliminations	(48,739)	(45,523)	(152,869)	(135,837)
Total intercompany sales	—	—	—	—
Total sales	$1,109,450	$1,054,865	$3,326,266	$3,042,582

Income before interest, income taxes, and minority interest:
ATK Armament Systems	$43,695	$37,261	$130,824	$98,320
ATK Mission Systems	35,802	30,684	104,421	88,016
ATK Space Systems	44,303	49,299	128,527	148,624
Corporate	(4,516)	(6,688)	(15,511)	(17,825)
Total income before interest, income taxes, and minority interest	$119,284	$110,556	$348,261	$317,135

Certain administrative functions are primarily managed by ATK at the corporate headquarters (“Corporate”). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, and income taxes. Pension and postretirement benefit expenses are allocated to each segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $6,228 and $18,766 for the quarter and nine months ended December 28, 2008, respectively, and $5,154 and $16,247 for the quarter and nine months ended December 30, 2007, respectively.

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

•                  performance of ATK’s subcontractors,

•                  supply, availability, and costs of raw materials and components, including commodity price fluctuations,

•                  development of key technologies and retention of a qualified workforce,

•                  fires or explosions at any of ATK’s facilities,

•                  environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

•                  actual pension asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates,

•                  capital market volatility and corresponding assumptions related to ATK’s capital structure such as share count and interest rates,

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

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in Item 1A of this Form 10-Q for the quarter ended December 28, 2008. Additional information regarding these factors may be contained in ATK’s subsequent filings with the Securities and Exchange Commission, including Forms 8-K.

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

•                  ATK Armament Systems, which generated 39% of ATK’s external sales in the nine months ended December 28, 2008, develops and produces military ammunition and gun systems; commercial products; and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  ATK Mission Systems, which generated 25% of ATK’s external sales in the nine months ended December 28, 2008, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: large caliber direct fires, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

•                  ATK Space Systems, which generated 36% of ATK’s external sales in the nine months ended December 28, 2008, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures, and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Other products include ordnance, such as decoy and illuminating flares.

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

Results of Operations

Acquisitions

There were no material acquisitions during the quarter or nine months ended December 28, 2008.

On June 8, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195, net of cash acquired. ATK believes that the acquisition strengthened ATK’s satellite components, subsystems and small spacecraft portfolios and further increased ATK’s position as a supplier to the U.S. Government and industry.  ATK also believes the acquisition enhanced ATK’s systems engineering as ATK pursues strategic initiatives in space exploration programs.  Headquartered in Beltsville, Maryland, Swales employs approximately 629 people and is included in ATK Space Systems.

ATK used the purchase method of accounting to account for the Swales acquisition and, accordingly, the results of Swales are included in ATK’s consolidated financial statements since the date of acquisition.

Sales

The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 13% and 12% of total external sales during the nine months ended December 28, 2008 and December 30, 2007, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended				Nine Months Ended
	December 28, 2008	December 30, 2007	$ Change	% Change	December 28, 2008	December 30, 2007	$ Change	% Change

ATK Armament Systems	$438,167	$381,313	$56,854	14.9%	$1,302,603	$1,071,512	$231,091	21.6%
ATK Mission Systems	285,336	279,650	5,686	2.0%	842,381	809,688	32,693	4.0%
ATK Space Systems	385,947	393,902	(7,955)	(2.0)%	1,181,282	1,161,382	19,900	1.7%
Total external sales	$1,109,450	$1,054,865	$54,585	5.2%	$3,326,266	$3,042,582	$283,684	9.3%

Quarter.

ATK Armament Systems.  The increase in sales was driven by:

•               an increase of $22,500 in commercial products due to an increase in volume of law enforcement and international sales,

•               a $20,000 increase in propellant and energetic materials, and

•               a $10,300 increase in medium-caliber ammunition primarily due to higher volume.

ATK Mission Systems.  The increase in sales was driven by:

•                  an increase of $17,600 due to higher volume in aircraft integration across numerous programs as well as the new contract for the attitude control motor on the Orion Crew Exploration Vehicle (CEV) launch abort system.

These increases were partially offset by:

•                a $17,900 decrease in defense electronics and technical services due to reduced volume across numerous programs.

ATK Space Systems.  The decrease in sales was driven by:

•                  a decrease in Minuteman volume of $20,100 due to the contract nearing successful completion, and

•                  a $12,400 decrease in Spacecraft Systems due to performance issues, schedule delays, and scheduled contract completions.

These decreases were partially offset by an increase of $27,200 on the ARES I and Space Shuttle programs.

Nine Months.

The increase in sales was due to organic growth as well as the acquisition of Swales late in the first quarter of fiscal 2008, as discussed above, which is reported within ATK Space Systems.

ATK Armament Systems.  The increase in sales was driven by:

•                  a $109,400 increase in medium-caliber systems due to higher volume across multiple ammunition programs as well as higher demand in medium-caliber guns,

•                  an increase of $87,400 in commercial products due to an increase in volume of law enforcement, international, and government sales,

•                  a $19,800 increase in military small-caliber ammunition sales at the Lake City Army Ammunition Plant as a result of continued strong customer requirements, and

•                  an increase of $19,500 in propellant and energetic materials relating to modernization project sales and MK90.

ATK Mission Systems.  The increase in sales was driven by:

•                  an increase of $29,100 in tactical rocket motors due to higher volume across numerous programs,

•                  a $23,000 increase due to the new contract for the attitude control motor on the Orion Crew Exploration Vehicle (CEV) launch abort system,

•                  an increase of $20,000 due to higher volume in aircraft integration, and

•                  a new composites program which added $10,400.

These increases were partially offset by:

•                  a decrease of $18,300 in apertures and radomes due to lower tooling efforts on classified programs over the prior year period,

•                  a $15,100 decline in technical services due to less volume across all lines of services

•                  a $12,000 decrease in missiles due to the ramp down of system design and development on the Advanced Anti-Radiation Guided Missile (AARGM) program, and

•                  a $13,400 decrease resulting from the successful completion of the Shielder Canister program and reduced volume on the Standard Missile-3 program.

ATK Space Systems.  The increase in sales was driven by:

•                  a net increase of $75,600 on ARES I and Space Shuttle programs, and

•                  an increase of $33,900 due to the inclusion of Swales which was acquired late in the first quarter of fiscal 2008.

These increases were partially offset by:

•                  a decrease in Minuteman volume of $33,800 due to the contract nearing successful completion,

•                  a decrease of $21,500 due to lower customer demand and production delays in decoys and flares,

•                  a $13,500 decrease in bus structures due to performance issues and schedule delays,

•                  a decrease in solar arrays of $12,000 as a result of decreased volume and performance issues, and

•                  a $9,800 decrease on the Launch Abort System due to funding limitations.

Gross Profit

	Quarters Ended					Nine Months Ended
	December 28, 2008	As a % of Sales	December 30, 2007	As a % of Sales	Change	December 28, 2008	As a % of Sales	December 30, 2007	As a % of Sales	Change

Gross profit	$229,584	20.7%	$212,664	20.2%	$16,920	$689,087	20.7%	$603,223	19.8%	$85,864

Quarter and Nine Months.  The increase in gross profit was driven by higher sales and increased operating efficiencies.

Operating Expenses

	Quarters Ended					Nine Months Ended
	December 28, 2008	As a % of Sales	December 30, 2007	As a % of Sales	Change	December 28, 2008	As a % of Sales	December 30, 2007	As a % of Sales	Change

Research and development	$16,105	1.5%	$14,360	1.4%	$1,745	$63,245	1.9%	$44,368	1.5%	$18,877
Selling	39,584	3.6%	31,639	3.0%	7,945	117,392	3.5%	92,430	3.0%	24,962
General and administrative	54,611	4.9%	56,109	5.3%	(1,498)	160,189	4.8%	149,290	4.9%	10,899
Total	$110,300	10.0%	$102,108	9.7%	$8,192	$340,826	10.2%	$286,088	9.4%	$54,738

Operating expenses for the quarter and nine months increased primarily due to higher selling expenses consistent with higher sales over the prior year period, as well as increased program proposal efforts within ATK Mission Systems and ATK Space Systems.  Research and development expenses were up due to increased spending on major launch vehicle programs within ATK Space Systems.  General and administrative (G&A) expenses for the quarter decreased primarily due to lower share-based compensation expenses compared to the prior year period.  G&A expenses for the nine months increased as a result of increased spending to support increasing sales, partially offset by a decrease related to share-based compensation expense.

Income before Interest, Income Taxes, and Minority Interest

	Quarters Ended			Nine Months Ended
	December 28, 2008	December 30, 2007	Change	December 28, 2008	December 30, 2007	Change

ATK Armament Systems	$43,695	$37,261	$6,434	$130,824	$98,320	$32,504
ATK Mission Systems	35,802	30,684	5,118	104,421	88,016	16,405
ATK Space Systems	44,303	49,299	(4,996)	128,527	148,624	(20,097)
Corporate	(4,516)	(6,688)	2,172	(15,511)	(17,825)	2,314
Total	$119,284	$110,556	$8,728	$348,261	$317,135	$31,126

The increase in income before interest, income taxes, and minority interest was due to higher sales as well as program-related changes within the operating segments as described below.

Quarter.

ATK Armament Systems.  The increase primarily relates to higher overall sales volume and efficiencies within medium caliber ammunition.

ATK Mission Systems.  The increase was primarily driven by improved program performance on aircraft integration, large caliber direct fires, and missile defense, partially offset by lower sales volume on the AAR-47 missile warning system.

ATK Space Systems.  The decrease was primarily driven by lower sales and lower profit in the Spacecraft Structures business, along with the favorable resolution of an overhead rate matter in the comparable period of the prior year, partially offset by increased profit on the Ares I and Space Shuttle programs.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, and the elimination of intercompany profits.

Nine Months.

ATK Armament Systems.  The increase primarily relates to higher overall sales volume as well as improved margins in commercial products and medium-caliber guns and ammunition programs.

ATK Mission Systems.  The increase was primarily driven by higher sales within aircraft integration, tactical rocket motors, space launch vehicles, and space stage motors, partially offset by margin declines within force protection and fuze operations due to technical issues on the FMU-139 bomb fuze program, as well as lower sales volume on the AAR-47 missile warning system..

ATK Space Systems.  The decrease was primarily driven by performance issues and schedule delays in the Spacecraft Structures business.  These items were partially offset by higher sales volume.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, and the elimination of intercompany profits.

Net Interest Expense

Quarter.

Net interest expense for the quarter ended December 28, 2008 was $15,376, a decrease of $2,977 compared to $18,353 in the comparable quarter of fiscal 2008 primarily due to a decrease in the average borrowing rate and average outstanding debt balance.

Nine Months.

Net interest expense for the nine months ended December 28, 2008 was $48,336, a decrease of $14,669 compared to $63,005 in the comparable quarter of fiscal 2008 primarily due to the accelerated noncash write-off of $5,600 of debt issuance costs which was the result of the 3.00% Convertible Senior Subordinated Notes and the 2.75% Convertible Senior Subordinated Notes due 2024 becoming convertible in the second quarter of fiscal 2008 as well as a decrease in the average borrowing rate and average outstanding debt balance.

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

Income Tax Provision

	Quarters Ended					Nine Months Ended
	December 28, 2008	Effective Rate	December 30, 2007	Effective Rate	Change	December 28, 2008	Effective Rate	December 30, 2007	Effective Rate	Change

Income tax provision	$38,947	37.5%	$33,716	36.6%	$5,231	$112,009	37.3%	$91,800	36.1%	$20,209

ATK’s provision for income taxes includes both federal and state income taxes.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

Quarter.

The income tax provisions for the quarters ended December 28, 2008 and December 30, 2007 represent effective tax rates of 37.5% and 36.6%, respectively.  The increase in the rate for the quarter ended December 28, 2008 from the prior year period is primarily due to a change in the benefit related to the Domestic Manufacturing Deduction (DMD) and nondeductible losses on life insurance policies related to our nonqualified deferred compensation plans, offset by the extension of the federal research and development (R&D) credit and nonrecurring tax charges.

Nine Months.

The income tax provisions for the nine months ended December 28, 2008 and December 30, 2007 represent effective tax rates of 37.3% and 36.1%, respectively.  The increase in the rate for the nine months ended December 28, 2008 from the prior year period is primarily due to a change in the benefit related to DMD, nondeductible losses on the life insurance policies related to our nonqualified deferred compensation plans, and nonrecurring tax charges.

For the Quarter and Nine Months

On October 3, 2008 the President signed the Emergency Economic Stabilization Act of 2008 which reinstated the federal R&D credit retroactively from January 1, 2008 through December 31, 2009.  The prior period impact of this extension increased earnings per share (EPS) by $0.06.

The tax rate was also impacted by the decision to make a pre-payment into ATK’s pension plan during fiscal 2010.  This increased the amount of tax expense by reducing the current year DMD which reduced EPS by $0.06.

Minority Interest

The minority interest in each period represents the minority owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

Net Income

Quarter.

Net income for the quarter ended December 28, 2008 was $65,022, an increase of $6,692 compared to $58,330 in the comparable period of fiscal 2008. This increase was due to an increase of $16,920 in gross profit and a decrease in net interest expense of $2,977, partially offset by increases in operating expenses of $8,192, and income tax expense of $5,231.

Nine Months.

Net income for the nine months ended December 28, 2008 was $187,871, an increase of $25,962 compared to $161,909 in the comparable period of fiscal 2008.  This increase was due to an increase of $85,864 in gross profit and a decrease in net interest expense of $14,669, partially offset by increases in operating expenses of $54,738 and income tax expense of $20,209.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended
	December 28, 2008	December 30, 2007	Change

Cash flows provided by operating activities	$157,514	$197,315	$(39,801)
Cash flows used for investing activities	(93,423)	(164,862)	71,439
Cash flows used for financing activities	(21,772)	(21,883)	111
Net cash flows	$42,319	$10,570	$31,749

Cash provided by operating activities for the nine months ended December 28, 2008 totaled $157,514, compared to $197,315 provided in the comparable period of the prior year.  The decrease was primarily due to a $18,058 increase in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) as a result of higher receivables consistent with higher sales and timing of receivables, as well as a reduction in accounts payable due to timing of payments to vendors. Cash paid for income taxes also increased $81,808 due to increased income and timing of payments.  These items were partially offset by an increase of $25,962 in net income.

Cash used for investing activities totaled $93,423, a decrease of $71,439 compared to $164,862 used in the comparable period of the prior year primarily as a result of the acquisition of Swales for $101,195 during fiscal 2008, as discussed above.  This decrease was partially offset by an increase in capital expenditures of $16,393 primarily due to increased capital expenditures to support business growth, along with $6,049 in additional contingent consideration paid relating to the 2003 acquisition of assets of Science and Applied Technology, Inc.

Cash used for financing activities totaled $21,772, a decrease of $111 compared to $21,883 provided in the comparable period of the prior year.  The decrease was driven by a $68,459 decrease in cash paid for the repurchase of treasury shares, the absence of a $24,000 borrowing on the Company’s line of credit in fiscal 2009 and a reduction in proceeds from employee stock compensation plans due to a reduction in stock options exercised.   There were no cash overdrafts at December 28, 2008 compared to an increase in the comparable prior year period of $32,200 due to the timing of payments.

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

Benefit Plan Contributions

During the nine months ended December 28, 2008, ATK contributed $1,807 directly to retirees and $9,998 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of approximately $2,252 directly to retirees and approximately $6,036 to its other PRB plans during the remainder of fiscal 2009.  ATK does not anticipate making any contributions to its qualified pension plans during the remainder of fiscal 2009.

ATK anticipates making minimum required contributions of approximately $10,000 and additional discretionary contributions of approximately $150,000 to its qualified pension plans during fiscal 2010.

Debt

Long-term debt, including the current portion, consisted of the following:

	December 28, 2008	March 31, 2008
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	279,990	280,000
3.00% Convertible Senior Subordinated Notes due 2024	200,000	200,000
Total debt	1,454,990	1,455,000
Less current portion	290,850	—
Long-term debt	$1,164,140	$1,455,000

In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the year ending March 31, 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 1.39% at December 28, 2008. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at December 28, 2008. As of December 28, 2008, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $93,817, which reduced amounts available on the revolving facility to $406,183. ATK’s weighted average interest rate on short-term borrowings was 4.00% and 4.99% during the quarter and nine months ended December 28, 2008, respectively, and 6.28% and 6.59% during the quarter and nine months ended December 30, 2007, respectively.  Debt issuance costs of approximately $3,100 are being amortized over the term of the Senior Credit Facility.

During March 2006, ATK terminated a $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount was included in accumulated other comprehensive loss and was amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) during any fiscal quarter if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the nine months ended December 28, 2008, by 22,255, and by 477,162 and 266,255 shares, respectively, for the quarter and nine months ended December 30, 2007 because ATK’s average stock price exceeded the conversion price during those periods.  There was no impact on the diluted shares outstanding for the quarter ended December 28, 2008 because ATK’s average stock price during the quarter was below the conversion price.  Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK’s common stock.

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

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at December 28, 2008 and March 31, 2008.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was first satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs of approximately $3,200, which were previously being amortized through the first redemption date of these notes, were written off. The stock price condition was met during the quarter ended September 28, 2008, and $547 of these notes were converted during the quarter ended December 28, 2008, (settlement occurred in January 2009).  The stock price condition was not satisfied during the third quarter of fiscal 2009 or the fourth quarter of fiscal 2008, therefore the remaining principal amount of $199,453 as of December 28, 2008, and $200,000 as of March 31, 2008, was classified as long-term  In fiscal 2005, ATK amended the indenture to require ATK to satisfy up to the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarters and nine months ended December 28, 2008 by 57,270 and 450,337 shares, respectively and by 753,608 and 613,003 shares, respectively, for the quarter and nine months ended December 30, 2007, because ATK’s average stock price exceeded the conversion price during those periods.

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at December 28, 2008 and March 31, 2008.  ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of 2.75% Convertible Notes (a conversion price of $79.46 per share) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions.  The stock price condition was first satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs of approximately $2,400, which were previously being amortized through the first redemption date of these notes, were written off.  The stock price condition was met during the quarter ended September 28, 2008, and $71 of these notes were converted during the quarter ended December 28, 2008, ($10 settled in November 2008 and the remaining $61 settled in January 2009).  The stock price condition was not satisfied during the third quarter of fiscal 2009 or the fourth quarter of fiscal 2008.  Because the remaining notes can be put to ATK at the option of each holder in August 2009, the remaining principal amount of $279,990 is classified as current as of December 31, 2008.  In fiscal 2005, ATK amended the indenture to require ATK to satisfy up to the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and nine months ended December 28, 2008 by 92,805 and 643,099 shares, respectively, and by 1,067,679 and 870,833 shares, respectively, for the quarter and nine months ended December 30, 2007, because ATK’s average stock price exceeded the conversion price during those periods.

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

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2009	$608
Fiscal 2010	293,679
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Thereafter	599,453
Total payments	$1,454,990

Although the 2.75% Convertible Notes due 2024 do not contractually mature until 2024, these notes  are classified as current in the consolidated balance sheet and within the “Fiscal 2010” category above because the notes can be put to ATK at the option of each holder in August 2009.

Based on ATK’s current financial condition, management believes that cash generated from operating activities, combined with the availability of funding, if needed, under its revolving credit facilities, as well as through future sources of funding, including additional bank financing, accessing equity markets through its existing shelf registration statement (described below) as well as debt markets, will be adequate to fund its current and long-term debt obligations, make capital expenditures, and fund future growth at ATK over the next 12 months.

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 61% as of December 28, 2008 and 66% as of March 31, 2008.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of December 28, 2008, ATK was in compliance with the covenants.

As of December 28, 2008, Moody’s Investors Service (Moody’s) had assigned ATK an issuer rating of Ba3, Standard & Poor’s Ratings Services (S&P) had assigned ATK a BB corporate credit rating, and Fitch Ratings (Fitch) had assigned ATK an issuer rating of BB.

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

Shelf Registration.  On March 2, 2006, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue debt and/or equity securities at any time.  As of December 28, 2008, ATK has the capacity under the registration statement to issue approximately 48.4 million shares of common stock and 5.0 million shares of preferred stock.

Interest Rate Swaps

ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt.  ATK did not have any outstanding interest rate swaps as of December 28, 2008 or March 31, 2008.

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks.  ATK entered into forward contracts for lead during the nine months ended December 28, 2008.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded as a current liability and the effective portion is reflected in accumulated OCI in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during the quarter and nine months ended December 28, 2008:

	Quarter Ended December 28, 2008	Nine Months Ended December 28, 2008
Beginning of period unrealized loss in accumulated OCI	$(484)	$—
Increase (decrease) in fair value of derivatives	(1,060)	(1,907)
Losses reclassified from OCI, offsetting the price paid to suppliers	888	1,251
End of period unrealized loss in accumulated OCI	$(656)	$(656)

The amount of ineffectiveness recognized in earnings for these contracts during the quarter and nine months ended December 28, 2008 was insignificant.  ATK expects that substantially all of the unrealized losses will be realized and reported in cost of sales during the next 12 months as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.  During the quarter and nine months ended December 30, 2007, ATK had no such commodity contracts.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 1.00% and 2.50% as of December 28, 2008 and March 31, 2008, respectively. The following is a summary of the amounts recorded for environmental remediation:

	December 28, 2008		March 31, 2008
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(63,302)	$38,616	$(64,204)	$39,253
Unamortized discount	3,853	(1,983)	7,831	(3,811)
Present value amounts (payable) receivable	$(59,449)	$36,633	$(56,373)	$35,442

As of December 28, 2008, the estimated discounted range of reasonably possible costs of environmental remediation was $59,449 to $91,504.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in Item 1A of this Form 10-Q for the quarter ended December 28, 2008.

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

There have been no material changes in ATK’s market risk during the quarter or nine months ended December 28, 2008. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 28, 2008, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 28, 2008, there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

In late 2007, ATK discovered that a photographic development operation at its ATK Launch Systems facility in Magna, Utah had been intermittently discharging wastewater containing silver above regulated levels into a septic system, in violation of ATK’s hazardous waste management permit.  ATK immediately ceased discharging the wastewater and notified the State of Utah.  In December 2007, ATK provided the State of Utah with a more detailed report of the matter.  In response, the State of Utah issued a notice of violation in February 2008 ordering ATK to investigate and, if necessary, mitigate the hazardous waste discharge.  In May 2008, the State of Utah issued a proposed stipulation and consent order.  Discussions between ATK and the State of Utah resulted in agreement of a penalty of $131,310.  In July 2008, the State of Utah issued a final stipulation and consent order settling the matter and sent this consent order for public comment.  The public comment period has now been completed and ATK paid the agreed-upon amount in the third quarter of fiscal year 2009.

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

As of December 28, 2008, there was a total of $780 million of ATK’s convertible senior subordinated notes outstanding, subject to the terms of various indentures.  The indentures require ATK to satisfy up to the principal amount of these notes solely in cash.  In addition, the indentures require ATK to pay any additional amounts above that in cash, common stock, or a combination of cash and common stock at ATK’s discretion.  As the price of ATK’s common stock increases above the conversion price of the notes, ATK includes the dilutive impact of the number of shares that would be issued if converted, which decreases earnings per share.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
September 29 – October 26	7,164	$87.27	—
October 27 – November 23	285	78.87	—
November 24 – December 28, 2008	—	—	—
Fiscal quarter ended December 28, 2008	7,449	$86.94	—	4,700,044

(1)        All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock—based incentive compensation plans.

(2)  On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares.  The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During the quarter ended September 28, 2008, ATK repurchased 299,956 shares for $31.6 million.  During the quarter ended December 28, 2008, ATK repurchased no additional shares.  As of December 28, 2008, there were 4,700,044 remaining shares authorized to be repurchased.

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

ALLIANT TECHSYSTEMS INC.

Date: January 30, 2009	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)