Form 10-K
period 2009-03-31
ALLIANT TECHSYSTEMS INC
filed 2009-05-22
CIK 866121

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of September 28, 2008, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $3.130 billion (based upon the closing price of the common stock on the New York Stock Exchange on September 26, 2008).

         As of May 3, 2009, there were 32,784,999 shares of the registrant's voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

        Alliant Techsystems Inc. ("ATK" or the "Company") is a premier aerospace and defense company with approximately 19,000 employees and operations in 22 states, Puerto Rico, and internationally.

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

  •
  Micro Craft and GASL in November 2003.

  •
  Mission Research Corporation in March 2004.

  •
  The PSI Group in September 2004.

  •
  Swales Aerospace in June 2007.

  •
  Eagle Industries in March 2009.

        We conduct our business through a number of separate legal entities that are listed in Exhibit 21 to this report. These legal entities are grouped into our operating segments which, as of March 31, 2009, were: ATK Armament Systems, ATK Mission Systems, and ATK Space Systems.

        Sales, income before interest, income taxes and minority interest, total assets, and other financial data for each segment for the three years ended March 31, 2009 are set forth in Note 15 to the consolidated financial statements, included in Item 8 of this report.

        During fiscal 2009, ATK realigned its business operations. As a result of this realignment, ATK combined the Space division of ATK Mission Systems with ATK Launch Systems into a single group now known as ATK Space Systems. Following this realignment, ATK has three segments: ATK Armament Systems, ATK Mission Systems, and ATK Space Systems. The fiscal 2009 realignment is reflected in the information contained in this report and the segment information for prior periods has been restated.

        References in this report to a particular fiscal year refer to the year ended March 31 of that calendar year.

 ATK Armament Systems

        ATK Armament Systems develops and produces military ammunition and gun systems; commercial products; tactical accessories and equipment, and propellant and energetics. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

Military Ammunition and Gun Systems

        We manufacture a variety of small-caliber training and tactical ammunition rounds at the Lake City Army Ammunition Plant in Independence, Missouri, where production totaled approximately 1.4 billion rounds in fiscal year 2009. The Lake City contract represented approximately 12% of ATK's total fiscal 2009 sales. ATK took over operation of this facility on April 1, 2000 and is responsible for the operation and management, including leasing excess space to third parties in the private sector. ATK has a 10-year production contract to supply the Army's small-caliber ammunition needs that expires April 1, 2010. ATK has reached agreement with the U.S. Army on a four-year supply contract as the primary supplier of small-caliber ammunition to the Department of Defense ("DoD"). Production on the new contract is expected to continue into fiscal 2014. During this same period, ATK will complete government funded projects for modernization of the facility. ATK also has a facilities-use contract for the plant that expires in April 2025. The facilities-use contract expires 11 years after the plant production contract and, if the plant production contract is not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract. We also conduct small-caliber ammunition research, development, and test activities for the U.S. Army. Current projects include the development of caseless ammunition, and the technology to replace lead in training ammunition with more environmentally friendly materials.

        Medium-caliber ammunition products comprise various families of training and tactical ammunition fired from ground and air combat platforms like the Bradley Fighting Vehicle, Light Armored Vehicle, Apache and Blackhawk helicopters, A-10 close-combat support aircraft, and AC-130 gunship aircraft.

        We develop and manufacture a family of medium-caliber chain-gun systems that provides armament solutions for U.S. and allied combat vehicles, helicopters, and naval vessels. Our gun systems are used on the Bradley Fighting Vehicle, Light Armored Vehicle, Expeditionary Fighting Vehicle, and Apache helicopter. We have supplied more than 15,000 medium-caliber gun systems to the U.S. military and 20 allied nations, including Poland, Finland, Denmark, the Netherlands, Switzerland, Norway, and the Czech Republic. New products include the lightweight 25mm chain gun.

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

Tactical Accessories and Equipment

        We develop and manufacture high-quality, individual operational nylon gear and equipment for military, homeland security, and law enforcement agencies. We manufacture more than 5,000 products which include tactical assault vests, load-bearing equipment, weapon transporting gear, holsters, personal gear carriers, and other high-quality accessories.

Propellant and Energetics

        We develop and manufacture solid extruded propellant for more than 25 types of military ammunition and rocket systems. Major production programs include propellant for medium-caliber and tank ammunition, artillery charge systems, and air and ground launched rockets. We also produce commercial gun powder for sporting ammunition manufacturers and hunters and sport shooters who reload their own ammunition.

        We are also the only North American supplier of military-specification nitrocellulose used in all small, medium, and large-caliber propellant, and rocket motors. We are the only supplier of TNT to the U.S. DoD. This product is used primarily as explosive material for bombs and artillery projectiles. ATK currently has a five-year facilities-use contract to operate the Radford Army ammunition plant. This contract expires on April 1, 2010.

ATK Mission Systems

        ATK Mission Systems operates in two areas: Weapon Systems and Aerospace Systems.

Weapon Systems

        We develop and produce advanced missile systems, precision-guided munitions, force protection systems, soldier weapon systems, barrier systems, and large-caliber direct fires for the U.S. government and its allies. We are also a subcontractor to prime contractors, supplying tactical and hypersonic propulsion systems, warheads, fuzes, and missile defense divert and control systems.

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

        Our force protection weapon systems are designed to protect military forces from ground and air threats. Key programs include the Spider combat barrier systems; anti-tank barrier systems; and the Individual High Explosive Air Burst Weapons System.

        As a subcontractor, our work in missile defense primarily includes production of the third-stage motor and the divert and attitude control system for the Standard Missile-3, the interceptor component of the U.S. Navy Aegis Ballistic Missile Defense System.

        We produce rocket motors for tactical weapons fired by aircraft, ships, ground platforms, and combat troops. Major programs include propulsion for the only two U.S. air-to-air missiles in production; the Sidewinder and the Advanced Medium-Range Air-to-Air Missile; propulsion for the Army's surface-to-surface, Non-Line of Sight—Precision Attack Missile; the Hellfire and Maverick air-to-surface missiles; and the Evolved Sea Sparrow surface-to-air missile. We also manufacture warheads for air-to-air and air-to-surface missiles.

        We develop and produce precision fuzes to detonate military munitions, including conventional and precision-guided air-delivered bombs; artillery rounds; medium-caliber ammunition and mortar projectiles; and training hand grenades.

        Our STAR™ orbit insertion motors place satellites into orbit, serve as upper stages for launch vehicles, and provide earth escape velocity for spacecraft. Our STAR™ retro/separation motors separate payloads from launch vehicles and decelerate spacecraft as they descend to land on planetary surfaces. We are also developing the Attitude Control Motor for the launch abort system for National Aeronautics and Space Administration's ("NASA") Orion Crew Exploration Vehicle.

Aerospace Systems

        We are a prime contractor on a variety of electronic warfare and aircraft integration programs. We also supply products to other prime contractors, including precision-engineered, low-observable structural components, high-temperature engine components, and high-performance radomes and apertures.

        Our lightweight, high-strength composite structures fly on aircraft, both commercial and military, and space launch vehicles. Commercial aircraft structures include fan containment cases for the General Electric GEnx aircraft engine, aft fan cases for the Rolls Royce Trent XWB engine, and stringers and frames for a new commercial aircraft program. Military aircraft structures include components for the F-22 Raptor, an extensive range of external skins and components for the F-35 Joint Strike Fighter, and various antennae and radomes for multiple aircraft types. Space launch structures fly on commercial rockets used to deploy satellites and on military rockets used for ballistic missile defense, prompt global strike, strategic nuclear deterrence, and satellite launch and deployment. We also provide specialized composite tubes to the United States Enrichment Corporation for use as part of its American Centrifuge Program.

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

ATK Space Systems

        ATK Space Systems operates in two primary businesses: Launch Systems and Spacecraft Systems. The Launch Systems division produces solid rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors, as well as ordnance decoys and illuminating flares. The Spacecraft Systems division produces small satellites and satellite subsystems and components for large satellites, as well as a variety of other spacecraft.

Launch Systems

        We are the nation's largest provider of solid rocket motors for human space flight, and cargo-carrying launch vehicles. We are the sole manufacturer of the Reusable Solid Rocket Motor ("RSRM") used to launch the NASA's Space Shuttle. In addition, we manufacture the booster separation systems that thrust the motors away from the Shuttle orbiter and the main liquid fuel tank. A set of two RSRMs provides propulsion, in tandem with a liquid propulsion system, for the Space Shuttle. The RSRM uses a metal case and nozzle components that are recovered from the ocean after each flight. The metal cases and nozzle components are then cleaned, refurbished, and manufactured for reuse. The RSRM program represented 9% of ATK's total fiscal 2009 sales.

        In 2006, we were selected by NASA to design, develop, and manufacture the first-stage of the next-generation Ares I Crew Launch Vehicle, which will support future missions to the International Space Station, as well as lunar and Mars missions using the Orion Crew Exploration Vehicle. As the prime contractor for the first-stage, we are responsible for the entire first stage, which includes a new five-segment motor derived from the Space Shuttle's four-segment RSRM. We are also responsible for thrust vector control, stage separation motors, forward and aft interface structures, avionics, ordnance, and parachute recovery systems. The first test flight is scheduled for early fall 2009.

        We are also on a team selected by NASA to build the launch abort system for the Orion Crew Exploration Vehicle, the primary payload for the Ares I vehicle. We are designing, developing, and manufacturing the main separation motor that is located on top of the Orion spacecraft that is designed to pull the crew capsule safely away from the launch vehicle should problems develop during the launch phase. ATK's Mission Systems group is also participating in this effort.

        The five-segment reusable solid rocket motor we are developing for the Ares I Crew Launch Vehicle will also serve as the first-stage propulsion system for the NASA Ares V Cargo Launch Vehicle, the primary heavy lift launch vehicle supporting future missions beyond low earth orbit, to the Moon and beyond. Development activities to support application of the five-segment motor to the Ares V are expected to begin in the 2010 timeframe.

        We manufacture a variety of rocket motor systems for launch vehicles that place payloads into orbit for commercial and government customers. These include motors supporting Boeing Delta launch vehicles; Orion® motors for Orbital Science Corporation Pegasus®, Taurus®, and Minotaur launch vehicles; and CASTOR® motors for Japan's H-IIA rocket and the Orbital Taurus rocket.

        Our Launch Systems division provides most of the solid rocket motors for conventional and strategic missiles. We are refurbishing all three rocket motor stages for the U.S. Air Force silo-based Minuteman III Intercontinental Ballistic Missile under a contract from Northrop Grumman. Full-rate production is scheduled to end in fiscal 2010. We also manufacture rocket motor systems for all three stages of the U.S. Navy submarine-launched Trident II (D5) missile under a contract from Lockheed Martin Space Systems Company. We also recently won a contract to develop the first and third stage rocket motor systems for the Air Force Prompt Global Strike System. The Company does not expect additional revenue from the Kinetic Energy Interceptor program, due to the program's termination in the initial 2010 DoD budget.

        In addition to conventional and strategic missiles, we are a leading provider of propulsion technology for missile defense interceptor missiles. Under a contract from Orbital Sciences Corporation, we supply Orion® rocket motor systems for all three stages of the Ground-based Midcourse Defense system, which is designed to intercept and destroy long-range ballistic missiles during their midcourse phase of flight.

Spacecraft Systems

        We supply responsive spacecraft, components, sub-systems, and technical services to government customers (both classified and unclassified) as well as the large satellite prime contractors for military, civil, and commercial applications.

        We design and produce solar arrays and solar panel substrates that generate power during the life of spacecraft. Major products include the Puma Solar Array for Global Positioning System satellites; and the Ultraflex solar array successfully demonstrated on the Mars Phoenix mission and to be utilized on NASA's Orion Crew Exploration Vehicle (CEV), which will carry astronauts to the International Space Station, as well as to other outposts for space exploration.

        We supply instrument support structures that perform with precision in cryogenic temperatures for civil, military, and classified customers. The structures provide spacecraft telescopes and imaging systems like the James Webb Space Telescope (JWST) and Operational Land Imager (OLI) on the Landsat Data Continuity Mission, the stability required for astronomical observations.

        Our titanium propellant tanks for satellites, space launch vehicles, and space exploration vehicles are a critical weight saving component for the majority of domestic and some international satellite missions that have been launched.

        Major composite products include advanced lightweight, high-performance radio frequency antenna reflectors and antennas that enable spacecraft communications. We also produce composite bus structures, towers, and subsystems that house flight systems for satellites. The bus structures are integrated with our thermal control systems and are provided as a complete product to commercial and classified customers. The thermal control systems are also manufactured as stand-alone or customer integrated products enabling a wide variety of missions.

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

        Fiscal 2009 sales by customer were as follows:

Sales to:	Percent of Sales
U.S. Army	26%
NASA	20%
U.S. Air Force	12%
U.S. Navy	12%
Other U.S. Government customers	6%

Total U.S. Government customers	76%
Commercial and foreign customers	24%

Total	100%

        Sales to U.S. Government and its prime contractors during the last three fiscal years were as follows:

Fiscal	U.S. Government sales	Percent of sales
2009	$3,486 million	76%
2008	3,257 million	78%
2007	2,817 million	79%

        Our reliance on U.S. Government contracts entails inherent benefits and risks, including those particular to the aerospace and defense industry. We derived approximately 12% of our total fiscal 2009 sales from the military small-caliber ammunition contract at Lake City. No other single contract contributed more than 10% of our sales in fiscal 2009. Our top five contracts accounted for approximately 36% of fiscal 2009 sales.

        The breakdown of our fiscal 2009 sales to the U.S. Government as a prime contractor and a subcontractor was as follows:

Sales as a prime contractor	65%
Sales as a subcontractor	35%

Total	100%

        No single customer, other than the U.S. Government customers listed above, accounted for more than 10% of our fiscal 2009 sales.

        Foreign sales for each of the last three fiscal years are summarized below:

Fiscal	Foreign sales	Percent of sales
2009	$386 million	8.4%
2008	258 million	6.2%
2007	247 million	6.9%

        Sales to foreign governments must be approved by the U.S. DoD and the U.S. State Department or U.S. Commerce Department. Our products are sold directly to U.S. allies as well as through the U.S. Government. Approximately 51% of these sales were in ATK Armament Systems, 37% were in ATK Mission Systems, and 12% were in ATK Space Systems.

        Our major law enforcement customers include large metropolitan police departments, the Department of Homeland Security, the Federal Bureau of Investigation, and the U.S. Secret Service. Major customers of our commercial products business include retailers such as Wal-Mart, Cabela's, and Gander Mountain, as well as large wholesale distributors.

Backlog

        Contracted backlog is the estimated value of contracts for which we are authorized to incur costs and orders have been recorded, but for which revenue has not yet been recognized. The total amount of contracted backlog was approximately $6.5 billion and $6.2 billion as of March 31, 2009 and 2008, respectively. Included in contracted backlog as of March 31, 2009 was $2.4 billion of contracts not yet funded consisting primarily of the Ares I Crew Launch Vehicle, which is discussed above. Approximately 61% of contracted backlog as of March 31, 2009 is not expected to be filled within fiscal 2010.

        Total backlog, which includes contracted backlog plus the value of unexercised options, was approximately $7.0 billion as of March 31, 2009 and $6.5 billion as of March 31, 2008.

Seasonality

        Sales of sporting ammunition have historically been lower in our first fiscal quarter. Our other businesses are not generally seasonal in nature.

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

        Our commercial products business competes against manufacturers with well-established brand names and strong market positions. A key strategy in these highly competitive markets is the consistent flow of new and innovative products. We also attempt to control operating costs, particularly for raw materials, since retail consumer purchasing decisions are often driven by price. Enhanced product performance is especially important to our law enforcement customers as they rely on our products to protect and serve the public.

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

          ATK Space Systems:    Aerojet-General Corporation, a subsidiary of GenCorp Inc.; Kilgore Flares Company, LLC, a subsidiary of Chemring Group, PLC; Pratt & Whitney Rocketdyne, Inc., a subsidiary of United Technologies Corporation; Orbital Sciences Corporation; Ball Aerospace & Technologies Corporation; General Dynamics-Integrated Space Systems; Sierra Nevada Corporation; AASC; and Keystone & ARDE of United Technologies.

Research and Development

        We conduct extensive research and development ("R&D") activities. Company-funded R&D is primarily for the development of next-generation technology. Customer-funded R&D is comprised primarily of activities we conduct under contracts with the U.S. Government and its prime contractors. R&D expenditures in each of the last three fiscal years were as follows:

Fiscal	Company-funded Research and Development	Customer-funded Research and Development
2009	$81.5 million	$865.5 million
2008	68.3 million	785.7 million
2007	61.5 million	596.6 million

Raw Materials

        We use a broad range of raw materials in manufacturing our products, including aluminum, steel, copper, lead, graphite fiber, cotton linters, and epoxy resins and adhesives. We monitor the sources from which we purchase these materials in an attempt to ensure there are adequate supplies to support our operations. We also monitor the prices of materials, particularly commodity metals like copper, which have fluctuated dramatically over the past several years.

        We procure these materials from a variety of sources. In the case of our government contracts, we are often required to purchase from sources approved by the U.S. DoD. When these suppliers or others choose to eliminate certain materials we require from their product offering, we attempt to qualify other suppliers or replacement materials to ensure there are no disruptions to our operations. Additional information on the risks related to raw materials can be found under "Risk Factors" in Item 1A. of this report.

Intellectual Property

        As of March 31, 2009, we owned 424 U.S. patents and 326 foreign patents. We also had approximately 165 U.S. patent applications and approximately 160 foreign patent applications pending.

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

        The U.S. Government may terminate its contracts with its suppliers, either for convenience or in the event of a default as a result of our failure to perform under the applicable contract. If a cost-plus contract is terminated for convenience, we are entitled to reimbursement of our approved costs and payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated for convenience, we are entitled to payment for items delivered to and accepted by the U.S. Government and fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default, we are paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government and may be liable to the U.S. Government for repayment of any advance payments and progress payments related to the terminated portions of the contract, as well as excess costs incurred by the U.S. Government in procuring undelivered items from another source. Additional information on the risks related to government contracts can be found under "Risk Factors" in Item 1A. of this report.

        We also must comply with U.S. and foreign laws governing the export of munitions and other controlled products and commodities. These include regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act.

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

Employees

        As of March 31, 2009, ATK had approximately 19,000 employees. Approximately 9% of these employees were covered by collective bargaining agreements. The majority of represented employees work at three locations. Two of the major collective bargaining agreements have terms that expire in 2010. Two agreements expire in 2011, and another expires in 2012.

Executive Officers

        The following table sets forth certain information with respect to ATK's executive officers as of May 1, 2009:

Name	Age	Title
Daniel J. Murphy	60	Chairman of the Board, President and Chief Executive Officer
Steven J. Cortese	47	Senior Vice President Washington Operations
John J. Cronin	52	Senior Vice President and President ATK Mission Systems
Mark W. DeYoung	50	Senior Vice President and President ATK Armament Systems
Blake E. Larson	49	Senior Vice President and President ATK Space Systems
Mark L. Mele	52	Senior Vice President Corporate Strategy
Paula J. Patineau	55	Senior Vice President Human Resources and Administrative Services
Keith D. Ross	52	Senior Vice President, General Counsel and Secretary
John L. Shroyer	45	Senior Vice President and Chief Financial Officer

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

        Blake E. Larson has held his present position since January 2009 and was Executive Vice President Space Systems and General Manager Spacecraft Systems from August 2008 to January 2009. From 2006 to 2008, he was Executive Vice President Mission Systems Group. From 2005 to 2006, he was Senior Vice President and President Advanced Propulsion and Space Systems. From 2004 to 2005, he was Vice President and General Manager Space Systems. From 2003 to 2004, he was Executive Vice President Ordnance and Ground Systems. He served as President Precision Fuze Company from 2000 to 2003.

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

        Keith D. Ross has held his present position since 2004. From 2001 to 2004, he served as Vice President and Assistant General Counsel. Prior to joining ATK, Mr. Ross held corporate legal positions in the manufacturing and financial services industries and was an attorney with the law firm of Gibson, Dunn, and Crutcher.

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

        As the majority of ATK's sales are to the U.S. Government and its prime contractors, ATK depends heavily on the contracts underlying these programs. Significant portions of ATK's sales come from a small number of contracts. ATK's top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 36% of fiscal 2009 sales. ATK's military small-caliber ammunition contract contributed approximately 12% of total fiscal 2009 sales. The loss or significant reduction of a material program in which ATK participates could have a material adverse effect on ATK's operating results, financial condition, or cash flows.

        ATK's small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant (Lake City) in Independence, Missouri. Lake City is the Army's principal small-caliber ammunition production facility and is the primary supplier of the U.S. military's small-caliber ammunition needs. ATK took over operation of this facility on April 1, 2000 and is responsible for the operation and management, including leasing excess space to third parties in the private sector. ATK has a 10-year production contract to supply the Army's small-caliber ammunition needs that expires April 1, 2010. ATK has reached agreement with the U.S. Army on a four-year supply contract as the primary supplier of small-caliber ammunition to the U.S. DoD for both its training and tactical needs. Production on the new contract is expected to continue into fiscal 2014. During this same period, ATK will complete government funded projects for modernization of the facility. ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 11 years after the plant production contract, if the plant production contract is not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract. Future ATK production under this contract or levels of government spending cannot be predicted with certainty.

        In 2006, ATK was chosen by NASA to design, develop, and manufacture the first-stage for the next-generation Ares I Crew Launch Vehicle, which will replace the Space Shuttle launch system scheduled for retirement from service as early as 2010. As the prime contractor for the first-stage, in addition to a new five-segment motor derived from the Space Shuttle's four-segment Reusable Solid Rocket Motor ("RSRM"), ATK is also responsible for thrust vector control, stage separation motors, forward and aft interface structures, ordnance, and parachute recovery systems. The first test flight is scheduled for fiscal 2010. ATK believes that its RSRM products used on the Space Shuttle and the Ares I Crew Launch Vehicle will be important to achieving affordable launch systems for NASA. On May 7, 2009, NASA announced its intention to conduct an independent review of its human space flight plans, including alternatives to current plans. The study's results will support the Administration's decision on how to proceed with the development of a next-generation launch vehicle for human space flight. If NASA reduces its budget, changes its development plan, or delays test flights, or if ATK is unable to provide its Ares components on time, there could be an adverse effect on ATK's operating results, financial condition, or cash flows.

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

        Cost-Plus Contracts.    Cost-plus contracts are cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee contracts. Cost-plus-fixed-fee contracts allow ATK to recover its approved costs plus a fixed fee. Cost-plus-incentive-fee contracts and cost-plus-award-fee contracts allow ATK to recover its approved costs plus a fee that can fluctuate based on actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance. The award or incentive fees that are typically associated with these programs are subject to uncertainty and may be earned over extended periods. In these cases, the associated financial risks are primarily in lower profit rates or program cancellation if cost, schedule, or technical performance issues arise.

        Fixed-Price Contracts.    Fixed-price contracts are firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, ATK agrees to perform certain work for a fixed price and absorb any cost underruns or overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract prices may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed-price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns. If the initial estimates used to calculate the contract price and the cost to perform the work prove to be incorrect, there could be a material adverse effect on operating results, financial condition, or cash flows. In addition, some contracts have specific provisions relating to cost, schedule, and performance. If ATK fails to meet the terms specified in those contracts, the cost to perform the work could increase or ATK's price could be reduced, which would adversely affect the Company's financial condition. The U.S. Government also regulates the accounting methods under which costs are allocated to U.S. Government contracts.

        The following table summarizes how much each of these types of contracts contributed to ATK's U.S. Government business in fiscal 2009:

Cost-plus contracts:
Cost-plus-fixed-fee	16%
Cost-plus-incentive-fee/cost-plus-award-fee	37%
Fixed-price contracts:
Firm-fixed-price	47%

Total	100%

ATK's U.S. Government contracts are subject to termination.

        ATK is subject to the risk that the U.S. Government may terminate its contracts with its suppliers, either for convenience or in the event of a default by the contractor. If a cost-plus contract is terminated, the contractor is entitled to reimbursement of its approved costs. If the contractor would have incurred a loss had the entire contract been performed, then no profit is allowed by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated, the contractor is entitled to receive payment for items delivered to and accepted by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default:

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

        As of March 31, 2009, ATK had total debt of $1.5 billion. In addition, ATK had $153.6 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $346.4 million of availability under its revolving credit facility. Additional information on ATK's debt can be found under "Liquidity and Capital Resources" in Item 7 of this report.

        ATK has demands on its cash resources in addition to interest and principal payments on its debt including, among others, operating expenses. ATK's level of indebtedness and these significant demands on ATK's cash resources could:

  •
  make it more difficult for ATK to satisfy its obligations,

  •
  require ATK to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, share repurchases, and other general corporate purposes,

  •
  limit ATK's flexibility in planning for, or reacting to, changes in the defense and aerospace industries,

  •
  place ATK at a competitive disadvantage compared to competitors that have lower debt service obligations and significantly greater operating and financing flexibility,

  •
  limit, along with the financial and other restrictive covenants applicable to ATK's indebtedness, among other things, ATK's ability to borrow additional funds,

  •
  increase ATK's vulnerability to general adverse economic and industry conditions, and

  •
  result in a default event upon a failure to comply with financial covenants contained in ATK's senior credit facilities which, if not cured or waived, could have a material adverse effect on ATK's business, financial condition, or results of operations.

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

        ATK encounters competition for most contracts and programs. Some of these competitors have substantially greater financial, technical, marketing, manufacturing, distribution, and other resources. ATK's ability to compete for these contracts depends to a large extent upon:

  •
  its effectiveness and innovativeness of research and development programs,

  •
  its ability to offer better program performance at a lower cost than the competitors,

  •
  its readiness with respect to facilities, equipment, and personnel to undertake the programs for which it competes, and

  •
  its past performance and demonstrated capabilities.

        In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition. ATK's sole-source contracts accounted for 52% of U.S. Government sales in fiscal 2009 and include the following programs: RSRM Space Shuttle boosters, Ares I first stage, Kinetic Energy Interceptor, Trident II missiles, Minuteman III Propulsion Replacement Program, Advanced Medium-Range Air-to-Air Missile, Hellfire, Sensor Fuzed Weapon propulsion systems, M830A1 multi-purpose tank ammunition rounds, M829A3 tank ammunition, Mk-90 propellant grains for the Hydra 70 and APKWS unguided and guided applications, M789 Lightweight 30 High Explosive Dual Purpose and M792 25mm High Explosive Incendiary—Traced with Self Destructing Fuze for medium-caliber ammunition, the AAR-47 missile warning system, Javelin launch tubes, Solid Divert and Attitude Control Systems and Third Stage Rocket Motors, STAR™ Motors, the American Centrifuge Program, Advanced Anti-Radiation Guided Missile ("AARGM"), Mobile Ground-to-Air Radar Jamming System, Spider barrier system, and the XM-8/XM-25 Family of Gun Systems.

        In the commercial ammunition and accessories markets, ATK competes against manufacturers that have well-established brand names and strong market positions. ATK has seen a spike in demand for commercial ammunition. Should this demand decrease, there may be an adverse effect on the results of operations within ATK Armament Systems.

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

        ATK monitors sources of supply to attempt to assure that adequate raw materials and other supplies needed in manufacturing processes are available. As a U.S. Government contractor, ATK is frequently limited to procuring materials and components from sources of supply approved by the U.S. DoD. In addition, as business conditions, the DoD budget, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The supply of ammonium perchlorate, a principal raw material used in ATK's operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion, or other problem impacting all production. ATK may also rely on one primary supplier for other production materials. Although other suppliers of the same materials may exist, the addition of a new supplier may require ATK to qualify the new source for use. The qualification process may impact ATK's profitability or ability to meet contract deliveries.

        Certain suppliers of materials used in the manufacturing of rocket motors have discontinued the production of some materials. These materials include certain insulation and resin materials for rocket motor cases and aerospace-grade rayon for nozzles. ATK has qualified new replacement materials for some programs. For other programs, ATK or ATK's customer has procured sufficient inventory to cover current program requirements and is in the process of qualifying new replacement materials to be qualified in time to meet future production needs. ATK's profitability may be affected if unforeseen difficulties in developing and qualifying replacement materials occur.

        ATK is also impacted by increases in the prices of raw materials used in production on commercial and fixed-price business. ATK has seen a significant fluctuation in the prices of commodity metals, including copper, lead, steel, and zinc. The fluctuating costs of natural gas and electricity also have an impact on the cost of operating ATK's factories.

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

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the "Hercules Facilities"). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., ("Hercules") under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

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

        While ATK has environmental management programs in place to mitigate risks, environmental laws and regulations have not had a material adverse effect on ATK's operating results, financial condition, or cash flows in the past, and it is difficult to predict whether they will have a material impact in the future.

The level of returns on pension and postretirement plan assets, changes in interest rates and other factors could affect ATK's earnings and cash flows.

        ATK's earnings may be positively or negatively impacted by the amount of expense or income recorded for employee benefit plans, primarily pension plans and other postretirement plans. Generally accepted accounting principles ("GAAP") in the United States of America require ATK to calculate income or expense for the plans using actuarial valuations. These valuations are based on assumptions made relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in these assumptions. The key year-end assumptions used to estimate pension and postretirement benefit expense or income for the following year are the discount rate, the expected long-term rate of return on plan assets, the rate of increase in future compensation levels, mortality rates, and the health care cost trend rate. ATK is required to remeasure its plan assets and benefit obligations annually, which may result in a significant change to stockholders' equity through other comprehensive income (loss). ATK's pension and other postretirement benefit income or expense can also be affected by legislation or other regulatory actions. Additional information on how ATK's financial statements can be affected by pension plan accounting policies can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" in Item 7 of this report.

Capital market volatility could adversely impact ATK's earnings because of ATK's capital structure.

        As of March 31, 2009, there was a total of $779 million of ATK's convertible senior subordinated notes outstanding, subject to the terms of various indentures. The indentures require ATK to satisfy up to the principal amount of these notes solely in cash. In addition, the indentures require ATK to pay any additional amounts above the principal amount of the notes in cash, common stock, or a combination of cash and common stock at ATK's discretion. Holders of ATK's $280 million aggregate principal amount of 2.75% Convertible Senior Subordinated Notes may require ATK to repurchase in cash some or all of these notes in August 2009. As the price of ATK's common stock increases above the conversion price of the notes, ATK includes the dilutive impact of the number of shares that would be issued if converted, which decreases earnings per share.

        ATK is also exposed to the risk of fluctuation in interest rates. If interest rates increase, ATK may incur increased interest expense on variable interest-rate debt or short-term borrowings, which could have an adverse impact on ATK's operating results and cash flows.

ATK is exposed to risks associated with diversification into new markets.

        ATK's long-term business growth strategy includes diversification into new markets such as commercial aerospace structures. Such efforts involve a number of risks, including increased capital expenditures, market uncertainties, schedule delays, extended payment terms, diversion of management attention, additional credit risk associated with new customers, and costs incurred in competing with companies with strong brand names and market positions. An unfavorable event or trend in any one or more of these factors could adversely affect ATK's operating results, financial condition, or cash flows.

Financial market disruptions or volatility in the United States and elsewhere may impact ATK's customers and vendors and create challenges that could have a material adverse effect on ATK's business and results of operations.

        Recent economic turmoil, including the failure of financial service companies and the related liquidity crisis has caused significant volatility within the capital and credit markets. This disruption has resulted in decreased economic activity and increased economic uncertainty. As a result, ATK's commercial customers' ability to make timely payments may be adversely impacted and there may be an increase in customer and vendor bankruptcies. A prolonged recession could result in a decline in demand within the commercial sector, which may adversely affect ATK's operating results, financial condition, or cash flows.

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

        ATK's business strategy includes the potential for future acquisitions. Acquisitions involve a number of risks including integration of the acquired company with ATK's operations and unanticipated liabilities or contingencies related to the acquired company. ATK cannot ensure that the expected benefits of any future acquisitions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact ATK's operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately $1.2 billion of ATK's recorded total assets. ATK evaluates goodwill for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. Changes in future estimated cash flows, the substantial reduction in the market multiples, and the implied valuation of this and comparable companies led to a non-cash charge of $108.5 million for impairment of goodwill in ATK's Spacecraft Systems division in fiscal 2009. If the current economic conditions continue to deteriorate causing further decline in ATK's stock price, additional impairments to one or more businesses could occur in future periods whether or not connected to ATK's annual impairment analysis. ATK will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

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

ITEM 2.    PROPERTIES

        Facilities.    As of March 31, 2009, ATK occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 20 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government.

        As of March 31, 2009, ATK's operating segments had significant operations at the following locations:

ATK Armament Systems	Mesa, AZ; Oroville, CA; Santo Domingo, Dominican Republic; Lewiston, ID; Anoka, MN; Independence, MO; Fenton, MO; New Bedford, MA; Lares, Puerto Rico; Mayaguez, Puerto Rico; Radford, VA; Onalaska, WI
ATK Mission Systems	Woodland Hills, CA; Clearwater, FL; Elkton, MD; Elk River, MN; Plymouth, MN; Iuka, MS; Ronkonkoma, NY; Dayton, OH; Tullahoma, TN; Fort Worth, TX; Clearfield, UT; Rocket Center, WV
ATK Space Systems	Brigham City/ Promontory, UT; Magna, UT; Clearfield, UT; Commerce, CA; Corona, CA; Goleta, CA; San Diego, CA; Beltsville, MD;
Corporate	Minneapolis, MN; Washington, D.C.

        The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment as of March 31, 2009:

	Owned	Leased	Government Owned(1)	Total
ATK Armament Systems	1,611	567	6,253	8,431
ATK Mission Systems	586	2,010	1,110	3,706
ATK Space Systems	5,299	1,818	567	7,684
Corporate	—	133	—	133

Total	7,496	4,528	7,930	19,954
Percentage of total	38%	22%	40%	100%

(1)
These facilities are occupied rent-free under facilities contracts that generally require ATK to pay for all utilities, services, and maintenance costs.

        Land.    ATK also uses land that it owns or leases for assembly, test, and evaluation, in Brigham City, Corrine, and Magna, UT, which is used by ATK Space Systems and ATK Mission Systems; and in Elk River, MN and Socorro, NM, which is used by ATK Mission Systems.

        ATK personnel also occupy space at the following facilities that are not owned or operated by ATK: Marshall Space Flight Center, Huntsville, AL; Kennedy Space Center, Cape Canaveral, FL; Vandenberg Air Force Base, Vandenberg, CA; and Picatinny Arsenal, Picatinny, NJ.

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

        On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. The lawsuit was initially filed under seal. ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007. Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007. On May 29, 2008, ATK filed its answer to the complaint. The DOJ subsequently filed a motion to strike the affirmative defenses set forth in ATK's answer. On July 14, 2008, ATK filed its opposition to the motion to strike. On October 16, 2008, the court granted the motion in part and denied it in part. Discovery is underway in the case.

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

        In late 2007, ATK discovered that a photographic development operation at its ATK Launch Systems facility in Magna, Utah had been intermittently discharging wastewater containing silver above regulated levels into a septic system, in violation of ATK's hazardous waste management permit. ATK immediately ceased discharging the wastewater and notified the State of Utah. In December 2007, ATK provided the State of Utah with a more detailed report of the matter. In response, the State of Utah issued a notice of violation in February 2008 ordering ATK to investigate and, if necessary, mitigate the hazardous waste discharge. In May 2008, the State of Utah issued a proposed stipulation and consent order. Discussions between ATK and the State of Utah resulted in agreement of a penalty of $131,310. In July 2008, the State of Utah issued a final stipulation and consent order settling the matter and sent this consent order for public comment. The public comment period is now complete and ATK paid the agreed-upon amount in fiscal 2009.

        The description of certain environmental matters contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contingencies" is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2009.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        ATK's common stock is listed and traded on the New York Stock Exchange under the symbol "ATK". The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Fiscal 2009:
Quarter ended March 31, 2009	$87.79	$60.76
Quarter ended December 28, 2008	96.44	70.20
Quarter ended September 28, 2008	111.67	94.35
Quarter ended June 29, 2008	114.29	99.28
Fiscal 2008:
Quarter ended March 31, 2008	$115.41	$95.00
Quarter ended December 30, 2007	120.90	106.37
Quarter ended September 30, 2007	115.95	98.32
Quarter ended July 1, 2007	102.81	87.70

        The number of holders of record of ATK's common stock as of May 15, 2009, was 7,990.

        ATK has never paid cash dividends on its common stock. ATK's dividend policy is reviewed by the Board of Directors from time to time as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be restricted by covenants contained in ATK's 6.75% Senior Subordinated Notes and Senior Credit Facility (as described under "Liquidity and Capital Resources" in Item 7 of this report). As of March 31, 2009, ATK's 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2009, this limit was approximately $352 million. As of March 31, 2009, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which, among other items, would allow payments for future share repurchases, as long as ATK maintains certain senior debt limits, with an annual limit, when those debt limits are not met, of $50 million plus proceeds of any equity issuances plus 50% of net income since March 29, 2007. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.

Equity Compensation Plan Information

        The following table gives information about ATK's common stock that may be issued upon the exercise of options, warrants and rights under each of ATK's existing equity compensation plans as of March 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan(1)			—
Stock Options	838,620	$60.49	—
Deferred Compensation(2)	86,849	—	—
Non-Employee Director Restricted Stock Plan(1)			—
Deferred Compensation(2)	12,956	—	—
2005 Stock Incentive Plan(3)			283,557
Stock Options	38,750	80.03	—
Performance Awards(4)	634,058	—	—
Deferred Compensation(2)	60,618	—	—
Equity compensation plans not approved by security holders:
2000 Stock Incentive Plan(1)
Stock Options	160,534	44.18	—

Total	1,832,385	$58.70	283,557

(1)
No additional awards may be granted under this plan.

(2)
Shares reserved for payment of deferred stock units in accordance with the terms of the plan.

(3)
Under the 2005 Stock Incentive Plan, no more than 1,500,000 shares are available for performance awards, restricted stock awards, restricted stock units, dividend equivalents, and stock awards, and of that number only 50,000 shares may be issued as stock awards. No more than 76,618 shares in the aggregate may be granted pursuant to awards to non-employee directors of ATK.

(4)
Shares reserved for issuance in connection with outstanding performance awards. The amount shown assumes the maximum payout of the performance shares based on achievement of the highest level of performance. The actual number of shares to be issued depends on the performance levels achieved for the respective performance periods.

        The 2000 Stock Incentive Plan (the "2000 Plan") is administered by the Personnel and Compensation Committee (the "P&C Committee") of ATK's Board of Directors. ATK stopped granting options and all other awards under the 2000 Plan in January 2004 and is only continuing the plan for the exercise, payment or forfeiture of awards granted in or before January 2004. Under the 2000 Plan, all employees (other than officers and directors), consultants, and independent contractors providing services to ATK or its affiliates were eligible to receive awards. The P&C Committee designated the participants who received awards, determined the types and amounts of awards granted, and determined the terms and conditions of awards granted, subject to the provisions of the 2000 Plan. Awards granted under the 2000 Plan consisted of stock options, restricted stock, and performance awards. Options granted under the 2000 Plan have an exercise price equal to the fair market value of ATK's common stock on the date of grant. Options granted under the 2000 Plan prior to January 2004 vested in three equal annual installments and have a term of 10 years. Options granted in January 2004 vested after three years and have a term of seven years. Options may vest immediately in the event of a change in control of ATK (or, for ATK's executive officers, in the event of a qualifying termination of employment following a change in control) or in the event of a participant's death, disability or retirement. If an option holder's employment terminates, the option remains exercisable for a fixed period of time, as determined by the P&C Committee, up to the remainder of the option's term. Payment of the exercise price of an option may be made in cash or in shares of ATK common stock previously acquired by the option holder.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
December 29—January 25	8,075	$85.57	—
January 26—February 22	39	80.37	—
February 23—March 31	1,892	67.07	—

Fiscal quarter ended March 31, 2009	10,006	$82.05	—	4,700,044

(1)
The 10,006 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock that were granted under ATK's incentive compensation plans.

(2)
On August 5, 2008, ATK's Board authorized the repurchase of up to 5 million shares. The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company's employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board. During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million. As of March 31, 2009, there were 4,700,044 remaining shares authorized to be repurchased.

        The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK's debt instruments as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Debt," is incorporated herein by reference.

 STOCKHOLDER RETURN PERFORMANCE GRAPH

        The following graph compares, for the five fiscal years ended March 31, 2009, the cumulative total return for ATK common stock with the comparable cumulative total return of two indexes:

  •
  Standard & Poor's Composite 500 Index, a broad equity market index; and

  •
  Dow Jones U.S. Aerospace and Defense Index, a published industry index.

        The graph assumes that on April 1, 2004, $100 was invested in ATK common stock (at the closing price on the previous trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested. The graph indicates the dollar value of each hypothetical $100 investment as of March 31 in each of the years 2005, 2006, 2007, 2008, and 2009.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31
(Amounts in thousands except per share data)	2009	2008	2007	2006	2005
Results of Operations
Sales	$4,583,224	$4,171,725	$3,565,072	$3,216,142	$2,801,129
Cost of sales	3,607,312	3,325,410	2,878,711	2,592,842	2,271,040

Gross profit	975,912	846,315	686,361	623,300	530,089
Operating expenses:
Research and development	81,529	68,333	61,533	51,506	39,117
Selling	161,805	131,068	99,687	85,123	68,811
General and administrative	239,621	216,386	185,413	159,522	137,169
Goodwill impairment(4)	108,500	—	—	—	—

Income before interest, income taxes, and minority interest	384,457	430,528	339,728	327,149	284,992
Interest expense, net(1)	(62,487)	(80,147)	(74,932)	(99,592)	(64,452)

Income before income taxes and minority interest	321,970	350,381	264,796	227,557	220,540
Income tax provision	166,664	127,658	80,217	73,271	66,549

Income before minority interest	153,306	222,723	184,579	154,286	153,991
Minority interest, net of income taxes	187	376	451	404	451

Net income	$155,119	$222,347	$184,128	$153,882	$153,540

Earnings per common share:
Basic	$4.74	$6.75	$5.43	$4.19	$4.09

Diluted	$4.56	$6.32	$5.32	$4.11	$4.03

Financial Position
Net current assets	$571,142	$617,029	$525,746	$348,507	$401,674
Net property, plant, and equipment	540,041	492,336	454,748	453,958	456,310
Total assets(3)	3,593,163	3,196,194	2,874,682	2,901,980	3,015,810
Long-term debt (including current portion)	1,454,382	1,455,000	1,455,000	1,125,596	1,134,045
Total stockholders' equity(2)(3)	615,010	741,108	557,881	628,358	686,359
Other Data
Depreciation and amortization of intangible assets	$85,753	$77,486	$76,152	$78,334	$78,586
Capital expenditures(5)	111,481	100,709	81,086	65,352	62,600
Gross margin (gross profit as a percentage of sales)	21.3%	20.3%	19.3%	19.4%	18.9%

(1)
In fiscal 2006, ATK made a cash tender offer for its outstanding $400 million principal aggregate amount 8.50% Senior Subordinated Notes. Fiscal 2006 interest expense reflects $18.8 million for the premium to extinguish the debt, $7.1 million related to deferred financing costs that were written off, and $6.0 million for termination of the related interest-rate swaps.

(2)
In fiscal 2007, ATK adopted the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS No. 158"), which required recognition of the funded status of defined benefit pension and other postretirement plans, with a corresponding after-tax adjustment to accumulated other comprehensive loss. The adoption of SFAS No. 158 resulted in a net $368.8 million decrease in total stockholders' equity. See Note 10 to the consolidated financial statements.

(3)
In fiscal 2008, ATK adopted the measurement provisions of SFAS No. 158 and remeasured its defined benefit pension and other postretirement plan assets and benefit obligations. The after-tax cumulative effect changes of this adoption included a net decrease in total stockholders' equity of $38.6 million and an increase of $30.7 million in total assets. See Note 10 to the consolidated financial statements.

(4)
As part of ATK's annual goodwill impairment testing, ATK recorded a goodwill impairment charge of $108.5 million in fiscal 2009. See Note 7 to the consolidated financial statements.

(5)
Capital expenditures are shown net of capital expenditures included in accounts payable and financed through operating leases.

        See Note 4 to the consolidated financial statements for a description of acquisitions made since the beginning of fiscal 2007.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

Forward-Looking Information is Subject to Risk and Uncertainty

        Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give ATK's current expectations or forecasts of future events. Words such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions are used to identify forward-looking statements. From time to time, ATK also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements ATK makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

  •
  reductions or changes in NASA or U.S. Government military spending and budgetary policies and sourcing strategy,

  •
  increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

  •
  the potential termination of U.S. Government contracts,

  •
  government laws and other rules and regulations applicable to ATK, such as procurement and import-export control,

  •
  the novation of U.S. Government contracts,

  •
  other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

  •
  changes in cost estimates and/or timing of programs,

  •
  costs of servicing ATK's debt, including cash requirements and interest rate fluctuations,

  •
  intense competition,

  •
  performance of ATK's subcontractors,

  •
  supply, availability, and costs of raw materials and components, including commodity price fluctuations,

  •
  development of key technologies and retention of a qualified workforce,

  •
  fires or explosions at any of ATK's facilities,

  •
  environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

  •
  actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates,

  •
  capital market volatility and corresponding assumptions related to ATK's capital structure such as share count and interest rates,

  •
  risks associated with diversification into new markets,

  •
  impacts of financial market disruptions or volatility to ATK's customers and vendors,

  •
  greater risk associated with international business,

  •
  results of acquisitions,

  •
  costs incurred for pursuits and proposed acquisitions that have not yet or may not close, and

  •
  unanticipated changes in the tax provision or exposure to additional tax liabilities.

        This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact ATK's business. Additional information regarding certain of these factors is contained in Item 1A of this report and may also be contained in ATK's filings with the Securities and Exchange Commission on Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.

Overview

        ATK is a premier aerospace and defense company and leading supplier of products to the U.S. government, allied nations, and prime contractors. ATK is also a major supplier of ammunition and related accessories to law enforcement agencies and commercial customers. ATK is headquartered in Minneapolis, Minnesota and has operating locations throughout the United States, Puerto Rico, and internationally.

        During fiscal 2009, ATK realigned its business operations. As a result of this realignment, ATK combined the Space division of ATK Mission Systems with ATK Launch Systems into a single group now known as ATK Space Systems. Following this realignment, ATK has three segments: ATK Armament Systems, ATK Mission Systems, and ATK Space Systems. The fiscal 2009 realignment is reflected in the information contained in this report and the segment information for prior periods has been restated.

  •
  ATK Armament Systems, which generated 38% of ATK's external sales in fiscal 2009, develops and produces military ammunition and gun systems; commercial products; and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

  •
  ATK Mission Systems, which generated 26% of ATK's external sales in fiscal 2009, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: large-caliber direct fires, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures, and launch structures.

  •
  ATK Space Systems, which generated 36% of ATK's external sales in fiscal 2009, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Other products include ordnance, such as decoy and illuminating flares.

        ATK is dependent on funding levels of the U.S. Department of Defense ("DoD") and NASA. The U.S. defense industry has experienced significant changes over the years. ATK management believes that the key to ATK's continued success is to focus on performance, innovation, simplicity, and affordability, and that ATK's future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures mount on procurement and research and development accounts. ATK will concentrate on developing systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks. ATK's transformational weapons such as Excalibur, Advanced Anti-Radiation Guided Missile, and the Precision Guidance Kit are aimed squarely at this growing market. At the same time, ATK believes it is on the leading edge of technologies essential to "generation after next" weapons and platforms—advanced sensor/seeker integration; directed energy; weapon data links; high-speed; long-range projectiles; thermal-resistant materials; reactive materials; and scramjet engines are examples.

Critical Accounting Policies

        ATK's discussion and analysis of its financial condition and results of operations are based upon ATK's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, ATK makes estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. ATK re-evaluates its estimates on an on-going basis. ATK's estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Environmental Remediation and Compliance

        Costs associated with environmental compliance and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation, resource restoration, and monitoring costs relating to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial and resource restoration activities when they are probable and the cost can be reasonably estimated. As of March 31, 2009, the estimated discounted range of reasonably possible costs of environmental remediation, excluding potential recoveries as discussed under the "Contingencies" heading below, was $56,282 to $85,836.

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

Employee Benefit Plans

        Defined Benefit Pension Plans.    ATK's noncontributory defined benefit pension plans (the "Plans") cover substantially all employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but do receive an employer contribution through a defined contribution plan. Plans provide either pension benefits based on employee annual pay levels and years of credited service or based on stated amounts for each year of credited service. ATK funds the Plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for ATK are held in a trust and are invested in a diversified portfolio of equity investments, fixed income investments, real estate, timber, energy investments, hedge funds, private equity, and cash. For certain Plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements.

        ATK also sponsors nonqualified supplemental executive retirement plans which provide certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax qualified pension plans.

        ATK recorded pension expense for the Plans of $39,972 in fiscal 2009, a decrease of $10,221 from $50,193 of pension expense recorded in fiscal 2008. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table sets forth ATK's assumptions used in determining pension expense for fiscal 2009, 2008, and 2007, and projections for fiscal 2010:

	Years Ending March 31
	2010	2009	2008	2007
Expected long-term rate of return on plan assets	8.00%	9.00%	9.00%	9.00%
Discount rate	8.15%	6.80%	6.10%	5.80%
Rate of compensation increase:
Union	3.82%	3.75%	3.50%	3.00%
Salaried	4.09%	3.95%	3.73%	3.25%

        In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK's own historical investment returns, which have been in excess of broad market indices. The expected long-term rate of return of 9.0% used in fiscal 2009 for the Plans was based on an asset allocation range of 30-60% in equity investments, 20-30% in fixed income investments, 5-15% in real estate/real asset investments, 10-25% collectively in hedge fund and private equity investments, and 0-5% in cash investments. The actual return in any fiscal year will likely differ from ATK's assumption, but ATK estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.

        In determining its discount rate, ATK uses the current investment yields on high-quality corporate bonds (rated AA or better) that coincide with the cash flows of the estimated benefit payouts from ATK's plans. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of the respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate. The discount rate was 8.15%, 6.80%, and 6.10% at March 31, 2009, March 31, 2008, and December 31, 2007, respectively. The discount rate as of March 31 impacts the following fiscal year's pension expense.

        Future actual pension expense can vary significantly depending on future investment performance, changes in future discount rates, legally required plan changes, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate, compensation increase, and/or expected rate of return for fiscal 2010 were different, the impact on fiscal 2010 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2010 pension expense by approximately $5,500; each 0.25% change in the rate of compensation increase would change fiscal 2010 pension expense by approximately $4,000; each 0.25% change in the expected rate of return on plan assets would change fiscal 2010 pension expense by approximately $5,400.

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

        ATK did not make any contributions to the qualified pension trust fund during fiscal 2009. ATK made a qualified pension plan trust prepayment contribution of $150,000 in April 2009 (fiscal 2010) of which $45,000 was the legally required minimum contribution for fiscal 2010. ATK distributed $2,898 directly to retirees under its supplemental executive retirement plans during fiscal 2009, and expects to make distributions directly to retirees of approximately $3,137 in fiscal 2010. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

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

        The following table sets forth ATK's assumptions used to determine net periodic benefit cost for other postretirement benefit ("PRB") plans for fiscal 2009, 2008, and 2007, and projections for fiscal 2010:

	Years Ending March 31
	2010	2009	2008	2007
Expected long-term rate of return on plan assets:
Held solely in fixed income investments	6.00%	6.00%	6.00%	6.00%
Held in pension master trust and fixed income investments	7.00%	8.00%	8.00%	8.00%
Discount rate	7.90%	6.80%	6.10%	5.80%
Weighted average initial health care cost trend rate	6.90%	7.20%	7.30%	7.20%

        Health care cost trend rates are set specifically for each benefit plan and design. Health care cost trend rates used to determine the net periodic benefit cost for employees during fiscal 2009 were as follows: under age 65 was 8.0%; over age 65 was 6.5%; and the prescription drug portion was 12.5%.

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

        In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2009, approximately 33% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$589	$(527)
Effect on postretirement benefit obligation	7,465	(6,689)

        ATK made other PRB plan contributions of $13,792 in fiscal 2009 and expects to make contributions of approximately $14,700 in fiscal 2010.

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

Income Taxes

        Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. ATK periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that ATK's tax position will be sustained, the Company records the entire resulting tax liability and when it is more likely than not of being sustained, the Company records its best estimate of the resulting tax liability. Any applicable interest and penalties related to these positions are also recorded in the consolidated financial statements. To the extent ATK's assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. It is ATK's policy to record any interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes.

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

        On March 31, 2009, ATK acquired Eagle Industries ("Eagle"), a leading manufacturer of high-quality, individual operational nylon gear and equipment for military, homeland security, and law enforcement agencies for $63,000 net of cash acquired, subject to purchase price contingencies. Eagle manufactures more than 5,000 products which include tactical assault vests, load-bearing equipment, weapon transporting gear, holsters, personal gear carriers, and other high quality accessories. ATK believes that the acquisition provides an opportunity to expand its position in the domestic and international tactical accessories markets serving military and law enforcement customers. Headquartered in Fenton, Missouri, Eagle employs approximately 2,300 employees and is included in ATK Armament Systems. The purchase price allocation has not yet been completed, pending final valuation of certain acquired assets and liabilities. The final purchase price allocation could be significantly different than the estimate currently recorded. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

        On June 8, 2007, ATK acquired Swales Aerospace ("Swales"), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195 net of cash acquired. ATK believes that the acquisition strengthened ATK's satellite components, subsystems and small spacecraft portfolios and further increased ATK's position as a supplier to the U.S. Government and industry. ATK also believes the acquisition enhanced ATK's systems engineering as ATK pursues strategic initiatives in space exploration programs. Headquartered in Beltsville, Maryland, Swales employs approximately 626 employees and is included in ATK Space Systems.

        During fiscal 2003, ATK acquired the assets of Science and Applied Technology, Inc. (included in ATK Mission Systems). The sellers of this acquired business had the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones were attained with respect to one of the contracts acquired. The pre-specified milestones were met in September 2008 and the additional contingent consideration earned pursuant to the purchase agreement resulted in an increase to goodwill.

        ATK did not make any acquisitions during fiscal 2007.

Accounting for Goodwill

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), ATK tests goodwill and intangible assets with indefinite lives for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment. SFAS 142 requires that goodwill be tested as of the same date every year; ATK's annual testing date is the first day of its fourth fiscal quarter, which was December 29, 2008, for our fiscal 2009 analysis. In accordance with SFAS No. 142, the Company determined that the reporting units for its goodwill impairment review are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, the Company has identified ten reporting units within its reportable segments as of December 29, 2008.

        SFAS No. 142 prescribes a two-step process for determining goodwill impairment. In the first step, ATK determines the estimated fair value of each reporting unit and compares that estimated fair value to the carrying value of such reporting unit, including goodwill. If the results of the first step indicate that the carrying amount of a reporting unit is higher than its fair value, the second step must be performed. Specifically, SFAS No. 142 prescribes that in the second step, ATK must determine the implied fair value of goodwill in the same manner as if ATK had acquired those reporting units in a business combination. In the second step, the potential impairment is computed by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

        ATK begins its assessment by using a discounted cash flow approach ("income approach"). ATK uses its three-year plan, as approved by the Board of Directors, and assumes a terminal growth rate thereafter. These cash flows are then discounted using ATK's composite discount rate. ATK ensures that the consolidated cash flows reconcile to the market capitalization at the test date using an assumed control premium. ATK then computes the break-even discount rate for each reporting unit and compares that to ATK's composite rate to determine if further analysis is needed for a particular reporting unit.

        For the initial assessment of fiscal 2009 impairment analysis, ATK calculated a composite discount rate of 10.1% using a 3% terminal growth rate and a 30% control premium. The results of ATK's initial assessment indicated that all reporting units except the Spacecraft Systems division could support a discount rate at least 300 basis points above the ATK composite discount rate and therefore there was no indicator of impairment in any reporting unit in the first step except the Spacecraft Systems reporting unit, for which additional analysis was performed.

        ATK engaged an independent valuation specialist to assist in the determination of the estimated fair value of the Spacecraft Systems reporting unit, using a discounted cash flow analysis ("income approach"), corroborated by comparative market multiples ("market approach"). The estimated fair value under each approach was weighted equally to compute one estimated fair value for the reporting unit, which was below the carrying value of the reporting unit. Accordingly, the second step of the impairment review was required. ATK allocated the estimated fair value of the reporting unit to all of the assets, including any unrecognized intangible assets, and liabilities of that unit, in a calculation that yielded the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the estimated fair value of the goodwill computed in step two. Based on the results of the second step of the impairment review, ATK recorded a non-cash goodwill impairment charge of $108,500 in our Spacecraft Systems reporting unit. The remaining goodwill recorded within the Spacecraft Systems reporting unit is $145,647 at March 31, 2009. The goodwill impairment charge was attributed to changes in future estimated cash flows, the substantial reduction in the market multiples, and the implied valuation of this and comparable companies.

        These calculations are based on inherent assumptions and estimates about future cash flows and appropriate benchmark peer companies or groups. Subsequent changes in these assumptions could result in future impairment. Although the Company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. Each 0.5 change in the EBITDA multiple and 0.5% change in the discount rate would impact the Spacecraft reporting unit's impairment by approximately $15.0 million.

Results of Operations

        The following information should be read in conjunction with ATK's consolidated financial statements. The key performance indicators that ATK's management uses in managing the business are sales, income before interest and income taxes, and cash flows.

  Fiscal 2009

Sales

        The following is a summary of each operating segment's external sales:

	Years Ended March 31
	2009	2008	$ Change	% Change
ATK Armament Systems	$1,737,909	$1,476,716	$261,193	17.7%
ATK Mission Systems	1,215,018	1,139,038	75,980	6.7%
ATK Space Systems	1,630,297	1,555,971	74,326	4.8%

Total external sales	$4,583,224	$4,171,725	$411,499	9.9%

        The increase in sales was due to organic growth as well as the acquisition of Swales late in the first quarter of fiscal 2008, as previously discussed, which is reported within ATK Space Systems.

        ATK Armament Systems.    The increase in sales was driven by:

  •
  an increase of $111,100 in commercial products due to an increase in volume of law enforcement, international, and commercial sales,

  •
  a $103,900 increase in medium-caliber systems due to higher volume across multiple ammunition programs as well as higher demand in medium-caliber guns,

  •
  a $34,100 increase in military small-caliber ammunition sales at the Lake City Army ammunition plant as a result of continued strong customer requirements and modernization project sales, and

  •
  an increase of $11,900 in energetic systems at the Radford Army Ammunition Plant relating to modernization project sales and increased nitrocellulous sales.

        ATK Mission Systems.    The increase in sales was driven by:

  •
  an increase of $38,100 in tactical rocket motors due to higher volume across numerous programs,

  •
  a $20,900 increase due to the new contract for the attitude control motor on the Orion Crew Exploration Vehicle (CEV) launch abort system,

  •
  an increase of $20,300 due to higher volume in aircraft integration,

  •
  a new composite rotor tubes program for United States Enrichment Corporation (USEC) which added $21,000,

  •
  a $19,300 increase in commercial aircraft structures resulting primarily from a new commercial aircraft program, and

  •
  an increase of $17,700 due to a new international force protection system.

        These increases were partially offset by:

  •
  a decrease of $29,500 in technical services due to reduced volume,

  •
  a $17,600 decline in large-caliber direct fires due to lower volumes across multiple programs, and

  •
  a $12,900 decrease resulting from the successful completion of the Shielder Canister program.

        ATK Space Systems.    The increase in sales was driven by:

  •
  a net increase of $123,600 on ARES I and Space Shuttle programs,

  •
  an increase of $29,600 due to the inclusion of Swales which was acquired late in the first quarter of fiscal 2008,

  •
  a $17,800 increase for Trident II missile production and support timing, and

  •
  an increase of $16,400 relating to overlapping Orion production lots and additions to the scope of the Kinetic Energy Inceptor program.

        These increases were partially offset by:

  •
  a decrease in Minuteman volume of $38,000 due to the contract nearing successful completion,

  •
  a decrease of $23,500 due to lower customer demand and production delays in decoys and flares,

  •
  a $20,400 decrease on the Launch Abort System due to funding limitations,

  •
  a decrease in solar arrays of $18,100 as a result of decreased volume and performance issues, and

  •
  a $14,500 decrease in bus structures due to performance issues and schedule delays.

Gross Profit

	Years Ended March 31
	2009	As a % of Sales	2008	As a % of Sales	Change
Gross profit	$975,912	21.3%	$846,315	20.3%	$129,597

        The increase in gross profit was driven by higher sales and increased operating efficiencies across all operating segments.

Operating Expenses

	Years Ended March 31
	2009	As a % of Sales	2008	As a % of Sales	Change
Research and development	$81,529	1.8%	$68,333	1.6%	$13,196
Selling	161,805	3.5%	131,068	3.1%	30,737
General and administrative	239,621	5.2%	216,386	5.2%	23,235
Goodwill impairment	108,500	2.4%	—	—%	108,500

Total	$591,455	12.9%	$415,787	10.0%	$175,668

        Operating expenses increased primarily due to higher selling expenses consistent with higher sales over the prior year period, as well as increased program proposal efforts within ATK Mission Systems and ATK Space Systems and the non-cash goodwill impairment charge totaling $108,500 within Spacecraft Systems, as previously discussed. Research and development expenses were up due to increased spending on major launch vehicle programs within ATK Space Systems, increased volume within medium-caliber systems, as well as within ATK Mission Systems. General and administrative expenses were up as a result of increased spending to support increasing sales and a $13,000 increase in bad debt expense in fiscal 2009 within commercial products relating to increased customer credit risk. These increases were partially offset by the absence of a $6,567 charge for transaction-related costs related to an acquisition that was terminated in fiscal 2008, and lower share-based compensation expenses compared to the prior year.

Income before Interest, Income Taxes, and Minority Interest

	Years Ended March 31
	2009	2008	Change
ATK Armament Systems	$171,563	$139,603	$31,960
ATK Mission Systems	153,341	129,028	24,313
ATK Space Systems	79,560	192,995	(113,435)
Corporate	(20,007)	(31,098)	11,091

Total	$384,457	$430,528	$(46,071)

        The decrease in income before interest, income taxes, and minority interest was due to the non-cash goodwill impairment charge within ATK Space Systems and higher operating expenses as discussed above, partially offset by higher sales. Significant changes within the operating segments are also described below.

        ATK Armament Systems.    The increase primarily relates to higher overall sales volume as well as improved margins in commercial products and medium-caliber guns and ammunition programs. These increases were partially offset by a $13,000 increase in bad debt expense in fiscal 2009 within commercial products relating to increased customer credit risk.

        ATK Mission Systems.    The increase was primarily driven by higher sales within aircraft integration, commercial aircraft structures, tactical rocket motors, and space stage motors, partially offset by margin declines within force protection and fuze operations due to technical issues on the FMU-139 bomb fuze program and the Spider advanced munitions program.

        ATK Space Systems.    The decrease was primarily due to the non-cash goodwill impairment charge totaling $108,500 within Spacecraft Systems, as previously discussed, as well as performance issues and schedule delays in the spacecraft structures business. These items were partially offset by higher sales volume.

        Corporate.    The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the elimination of intercompany profits, and stock option expense. The decrease is due primarily to the absence of a $6,567 charge for transaction-related costs related to an acquisition that was terminated in fiscal 2008, as well as a decrease in stock option expense from the prior year.

Net Interest Expense

        Net interest expense for fiscal 2009 was $62,487, a decrease of $17,660 compared to $80,147 in fiscal 2008. The decrease was primarily due to the accelerated noncash write-off of $5,600 of debt issuance costs which was the result of the 3.00% Convertible Senior Subordinated Notes and the 2.75% Convertible Senior Subordinated Notes due 2024 becoming convertible in fiscal 2008 as well as a decrease in the average borrowing rate and average outstanding debt balance.

        As discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP No. APB 14-1). The provisions of this FSP apply to ATK's $200,000 aggregate principal amount of 3.00% Convertible Notes, the $280,000 aggregate principal amount of 2.75% Convertible Notes due 2024, and the $300,000 aggregate principal amount of 2.75% Convertible Notes due 2011, discussed in Note 9, Long-Term Debt. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years (ATK's fiscal 2010), and shall be applied retrospectively to all periods presented. Early adoption is not permitted. The adoption of the FSP will result in an increase to fiscal 2005 through fiscal 2009 non-cash interest expense in the range of $9,300 to $23,900 per year. The impact to fiscal 2010 non-cash interest expense is expected to be an increase of approximately $19,900 with a declining impact in future fiscal years.

Income Tax Provision

	Years Ended March 31
	2009	Effective Rate	2008	Effective Rate	Change
Income tax provision	$166,664	51.8%	$127,658	36.4%	$39,006

        ATK's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2009 of 51.8% differs from the federal statutory rate of 35% due to the non-deductibility for tax purposes of the non-cash goodwill impairment charge, valuation allowance related to capital loss carryovers, state income taxes, and other provision adjustments which increased the rate, and the domestic manufacturing deduction ("DMD") and research and development ("R&D") tax credits which decreased the rate.

        The effective tax rate for fiscal 2008 of 36.4% differs from the federal statutory rate of 35% due to state income taxes and other provision adjustments which increased the rate, and DMD, R&D tax credits, and changes in previous contingencies which decreased the rate.

        ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2002. The Internal Revenue Service has completed the audits of ATK through fiscal 2006. ATK is subject to examination in the U.S. federal tax jurisdiction for fiscal 2007 and fiscal 2008. We believe appropriate provisions for all outstanding issues have been made for all open years in all jurisdictions.

        As of March 31, 2009 and 2008, the total amount of unrecognized tax benefits was $25,828 and $19,561, respectively, of which $20,407 and $16,819, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. In the next 12 months it is reasonably possible that the gross liability for unrecognized tax benefits will decrease by $1,125 primarily as a result of the lapsing of statutes of limitations. See Note 11 to the consolidated financial statements for further details.

        ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The valuation allowance of $7,608 at March 31, 2009 relates to capital loss carryovers and certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance was increased by $4,700 during fiscal 2009 primarily related to the recognition of a valuation allowance for the deferred tax assets related to capital loss carryovers of $5,929. The amount was reduced by $1,229 due to the expiration of a capital loss carryforward, expiration of state credit carryforwards, and a change in the amount of state carryforward benefits expected to be utilized before expiration.

        The federal R&D tax credit was extended through December 31, 2009. If the federal R&D tax credit is not extended through the end of the fiscal year there would be an unfavorable impact on ATK's fiscal 2010 effective income tax rate.

Minority Interest

        The minority interest represents the minority owner's portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. ("COI") and is consolidated into ATK's financial statements.

Net Income

        Net income for fiscal 2009 was $155,119, a decrease of $67,228 compared to $222,347 in fiscal 2008. The decrease was due to the non-cash goodwill impairment charge of $108,500, increases in operating expenses of $67,168, and the income tax provision of $39,006, partially offset by an increase of $129,597 in gross profit and a decrease in net interest expense of $17,660.

Fiscal 2008

Sales

        The following is a summary of each operating segment's external sales:

	Years Ended March 31
	2008	2007	$ Change	% Change
ATK Armament Systems	$1,476,716	$1,276,228	$200,488	15.7%
ATK Mission Systems	1,139,038	1,035,392	103,646	10.0%
ATK Space Systems	1,555,971	1,253,452	302,519	24.1%

Total external sales	$4,171,725	$3,565,072	$606,653	17.0%

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

        ATK Mission Systems.    The increase in sales was driven by:

  •
  a $34,900 increase due to the new contract for the attitude control motor for the CEV launch abort system,

  •
  an increase of $26,200 in missile defense, primarily due to increased volume on the Standard Missile-3 program,

  •
  an increase of $24,000 in composite structures due to a new program transitioning in to low-rate production,

  •
  an increase of $23,500 in aircraft integration due to increased demand and new program awards,

  •
  an increase of $23,100 for defense electronics due to increased demand and new programs,

  •
  a $20,500 increase in apertures and radomes due to increased volume,

  •
  a $16,700 increase in barrier systems, due to the Spider advanced munition program transitioning to production, and

  •
  an increase of $11,000 due to increased volume on the Shielder anti-tank barrier system.

        These increases were partially offset by:

  •
  a $19,800 decline in technical services due to decreased orders,

  •
  a $19,400 decrease in missile systems, specifically the Advanced Anti-radiation Guided Missile (AARGM) due to program timing, and

  •
  a decrease of $16,700 in fuzes due to completion of a fuze program.

        ATK Space Systems.    The increase in sales was due to:

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

        These increases were partially offset by:

  •
  a decrease of $18,000 due to decreased volumes of U.S. Air Force sales, and

  •
  a decrease of $15,700 on the Space Shuttle program due to synergies with the Ares I program.

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

        Operating expenses increased primarily due to higher selling expenses consistent with higher sales, specifically within the commercial products business, increased program proposal efforts primarily within ATK Mission Systems, and the acquisition of Swales. General and administrative expenses were up as a result of a $6,567 charge for transaction-related costs related to an acquisition that was terminated in fiscal 2008, increased spending including higher headcount to support increasing sales partially offset by the absence of a charge of $9,300 related to the termination of an internal information systems project which occurred in fiscal 2007. Research and development expenses were up due to increased spending on major launch vehicle programs within ATK Space Systems.

Income before Interest, Income Taxes, and Minority Interest

	Years Ended March 31
	2008	2007	Change
ATK Armament Systems	$139,603	$112,614	$26,989
ATK Mission Systems	129,028	102,394	26,634
ATK Space Systems	192,995	159,512	33,483
Corporate	(31,098)	(34,792)	3,694

Total	$430,528	$339,728	$90,800

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

        ATK Mission Systems.    The increase was driven by organic growth and improved contract performance in defense electronics, force protection, and missile defense. These increases were partially offset by cost growth due to technical issues and schedule delays in missile systems, as well as increased program proposal efforts.

        ATK Space Systems.    The increase was mainly due to the acquisition of Swales, as previously discussed, higher sales on Ares I and the launch abort system, along with the resolution of a prior year overhead rate matter, as previously discussed. These increases were partially offset by technical issues and schedule delays in bus structures and space launch vehicle structures, as well as favorable contract performance on the GEM motors that was recognized in the prior year.

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

Net Interest Expense

        Net interest expense for fiscal 2008 was $80,147, an increase of $5,215 compared to $74,932 in fiscal 2007. The increase was primarily due to the accelerated non-cash write-off of $5,600 of debt issuance costs during fiscal 2008 discussed below in the "Liquidity and Capital Resources" section under the heading "Debt."

Income Tax Provision

	Years Ended March 31
	2008	Effective Rate	2007	Effective Rate	Change
Income Tax Provision	$127,658	36.4%	$80,217	30.3%	$47,441

        ATK's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2008 of 36.4% differs from the federal statutory rate of 35% due to state income taxes and other provision adjustments which increased the effective rate, and the following items which decreased the rate: DMD, R&D tax credits, and changes in previous contingencies.

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

        ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service has completed the audits of ATK through fiscal 2006.

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

Cash Flows

Fiscal 2009

	Years Ended March 31
	2009	2008	Change
Cash flows provided by operating activities	$424,987	$382,751	$42,236
Cash flows used for investing activities	(186,527)	(204,032)	17,505
Cash flows (used for) provided by financing activities	(21,533)	(75,039)	53,506

Net cash flows	$216,927	$103,680	$113,247

        Cash provided by operating activities totaled $424,987, compared to $382,751 in the prior year. The increase was primarily due to an increase in net income of $41,272 excluding the non-cash goodwill impairment charge of $108,500 in fiscal 2009. There was also a $29,718 increase in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances) due primarily to increasing sales driving higher accounts receivable balances. The change in working capital was offset by the cash generated from deferred and accrued tax balance changes of $11,507 and increased compensation accruals of $16,455.

        Cash used for investing activities decreased to $186,527 compared to $204,032 in the prior year primarily as a result of the acquisition of Swales for $101,195 during fiscal 2008, partially offset by the acquisition of Eagle in fiscal 2009 and a $10,772 increase in capital expenditures to expand operations primarily within ATK Space Systems and Corporate.

        Cash used for financing activities totaled $21,533, a decrease of $53,506 compared to $75,039 provided in the prior year. The decrease was driven by a $68,459 decrease in cash paid for the repurchase of treasury shares and a reduction in proceeds of $8,898 from employee compensation plans due to a reduction in stock options exercised.

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

Liquidity and Capital Resources

        ATK's principal sources of liquidity continue to be its cash and cash equivalents currently on-hand, cash generated by operations and borrowings under credit facilities. Based on ATK's current financial condition, management believes that ATK's cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under ATK's revolving credit facilities, as well as future sources of funding, including, additional bank financing and debt markets, will be adequate to fund future growth as well as to service ATK's currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases over the next 12 months. As discussed further below, at March 31, 2009, the Company's $500 million Revolving Credit Facility had no borrowings against it, and amounts available under the Facility (net of outstanding letters of credit) were $346 million. It is currently expected that there will be no borrowings against it at March 31, 2010. Consistent with historical trends, ATK anticipates using the revolver from time to time during the first half of fiscal 2010 but expects to have any balance paid off by the end of the fiscal year given that the Company's cash flow is stronger in the second half of the year. In the event that the $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes would be put to (or called by) ATK in August 2009, the Company would expect to utilize the revolver to a greater extent than in the past; however, the Company would still anticipate that the balance will be paid off by March 31, 2010.

Debt

        As of March 31, 2009 and 2008, long-term debt, including the current portion, consisted of the following:

	March 31
	2009	2008
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	279,929	280,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	200,000

Total long-term debt	1,454,382	1,455,000
Less current portion	293,679	—

Long-term debt	$1,160,703	$1,455,000

        In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the "Senior Credit Facility"), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the year ending March 31, 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank's prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK's senior secured credit ratings. The weighted average interest rate for the Term A Loan was 1.40% at March 31, 2009. The annual commitment fee in effect on the unused portion of ATK's Revolving Credit Facility was 0.20% at March 31, 2009. As of March 31, 2009, ATK had no borrowings against its $500,000 revolving credit facility and had outstanding letters of credit of $153,570, which reduced amounts available on the revolving facility to $346,430. ATK's weighted average interest rate on short-term borrowings was 4.98% during fiscal 2009 and 6.60% during fiscal 2008. Debt issuance costs of approximately $3,100 are being amortized over the term of the Senior Credit Facility.

        During March 2006, ATK terminated its remaining $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount was included in accumulated other comprehensive loss and was amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

        In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the "2.75% Convertible Notes due 2011") that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) when, if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK's diluted shares outstanding during fiscal 2008 by 259,237 shares because ATK's average stock price exceeded the conversion price during the year. There was no impact on the diluted shares outstanding for fiscal 2009 or 2007 because ATK's average stock price during those years was below the conversion price. Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK's common stock.

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

        In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the "3.00% Convertible Notes") that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at March 31, 2008 and 2007. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied during ATK's second fiscal quarter ended September 30, 2007 and, accordingly, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $3,200 were written off. The stock price condition was met during the quarter ended September 28, 2008 and $547 of these notes were converted during ATK's third fiscal quarter ended December 28, 2008 (settlement occurred in January 2009). The stock price condition was not satisfied during ATK's fourth fiscal quarter of 2009; therefore the remaining principal amount of $199,453 as of March 31, 2009, was classified as long-term debt. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK's diluted shares outstanding for fiscal 2009, fiscal 2008, and fiscal 2007 by 326,363, 608,324, and 19,040 shares, respectively, because ATK's average stock price exceeded the conversion price during those years.

        In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the "2.75% Convertible Notes due 2024") that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Beginning with the period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at March 31, 2009 and 2008. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert these notes into shares of ATK's common stock at a conversion rate of 12.5843 shares per $1 principal amount of the notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied during ATK's second fiscal quarter ended September 30, 2007 and, accordingly, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $2,400 were written off. The stock price condition was met during the quarter ended September 28, 2008 and $71 of these notes were converted during ATK's third fiscal quarter ended December 28, 2008 ($10 settled in November 2008 and the remaining $61 settled in January 2009). The stock price condition was not satisfied during ATK's fourth fiscal quarter of 2009. Because the remaining notes can be put to ATK at the option of each holder in August 2009, the remaining principal amount of $279,929 is classified as current as of March 31, 2009. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK's diluted shares outstanding for fiscal 2009, fiscal 2008, and fiscal 2007 by 470,669, 864,282, and 39,283 shares, respectively, because ATK's average stock price exceeded the conversion price during those years.

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

        The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2010	$293,679
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Fiscal 2014	—
Thereafter	599,453

Total	$1,454,382

        Although the 2.75% Convertible Notes due 2024 do not contractually mature until 2024, these notes are classified as current on the consolidated balance sheet and within the "Fiscal 2010" category above because the notes can be put to ATK at the option of each holder in August 2009.

        ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 70% as of March 31, 2009 and 66% as of March 31, 2008.

        ATK's Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2009, ATK was in compliance with the financial covenants.

        As of March 31, 2009, Moody's Investors Service ("Moody's") had assigned ATK an issuer rating of Ba3, Standard & Poor's Ratings Services ("S&P") had assigned ATK a BB corporate credit rating and Fitch Ratings ("Fitch") had assigned ATK an issuer rating of BB.

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

Interest Rate Swaps

        ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt. ATK did not have any outstanding interest rate swaps as of March 31, 2009 or 2008.

Commodity Forward Contracts

        ATK periodically uses derivatives to hedge certain commodity price risks. ATK entered into forward contracts for lead during fiscal 2009. During fiscal 2008, ATK had no such forward contracts. ATK did have such contracts for copper, zinc, and lead during fiscal 2007. The contracts essentially established a fixed price for the underlying commodities and were designated and qualified as effective cash flow hedges of purchases of these commodities. Ineffectiveness was calculated as the amount by which the change in the fair value of the derivatives exceeded the change in the fair value of the anticipated commodity purchases. The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated other comprehensive (loss) income (OCI) in the financial statements. The gains on these contracts were recorded in cost of sales as the commodities were purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during fiscal 2009, 2008, and 2007:

	Years Ended March 31
	2009	2008	2007
Beginning of period unrealized gain in accumulated OCI	$—	$—	$15,162
(Decrease) increase in fair value of derivatives	(1,837)	—	14,446
Losses (gains) reclassified from OCI, increasing (offsetting) the price paid to suppliers	1,837	—	(29,608)

End of period unrealized gain in accumulated OCI	$—	$—	$—

        The amount of ineffectiveness recognized in earnings for these contracts was $0 during fiscal 2009 and 2008 and $(241) in fiscal 2007.

Share Repurchases

        On January 31, 2006, ATK's Board of Directors authorized the repurchase of 5,000,000 shares through January 31, 2008. In February and March 2006, ATK repurchased 1,315,104 shares for $100,000. During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880. During fiscal 2008, ATK repurchased 942,200 shares for $100,068. The Board's authorization expired on January 31, 2008. On August 5, 2008, ATK's Board authorized the repurchase of up to an additional 5,000,000 shares. The Board has determined that the repurchase program will serve primarily to offset dilution from the

Company's employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board. During fiscal 2009, ATK repurchased 299,956 shares for $31,609. As of March 31, 2009, there were 4,700,044 remaining shares authorized to be repurchased.

        Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2009, this limit was approximately $352,000. As of March 31, 2009, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains certain senior debt limits, with an annual limit, when those debt limits are not met, of $50,000 plus proceeds of any equity issuances plus 50% of net income since March 29, 2007.

Contractual Obligations and Commercial Commitments

        The following table summarizes ATK's contractual obligations and commercial commitments as of March 31, 2009:

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,454,382	$293,679	$561,250	$—	$599,453
Interest on debt(1)	322,674	40,636	102,983	65,967	113,088
Operating leases	313,078	66,098	106,657	89,237	51,086
Environmental remediation costs, net	24,976	2,703	703	4,030	17,540
Pension and other PRB plan contributions	1,763,047	65,795	436,793	479,567	780,892

Total contractual obligations	$3,878,157	$468,911	$1,208,386	$638,801	$1,562,059

	Commitment Expiration by period
Other commercial commitments:	Total	Within 1 year	1-3 years
Letters of credit	$153,570	$35,190	$118,380

(1)
Includes interest on variable rate debt calculated based on interest rates at March 31, 2009. Variable rate debt was approximately 19% of ATK's total debt at March 31, 2009.

        The total liability for uncertain tax positions under FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, at March 31, 2009 was approximately $25,828. Of this amount, $25,570 is not expected to be paid within 12 months and is therefore classified within other long-term liabilities. ATK is not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current FIN 48 obligations.

        Pension plan contributions are an estimate of ATK's minimum funding requirements through fiscal 2019 to provide pension benefits for employees based on expected actuarial estimated service accruals through fiscal 2019 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

Off-Balance Sheet Arrangements

        In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK entered into call option and warrant transactions. The convertible note call option and warrant transactions are designed to increase the effective conversion price per share of ATK's common stock from $96.51 to $116.75 and, therefore, mitigate the potential dilution upon conversion of the 2.75% Convertible Notes due 2011 at the time of conversion. The convertible note call option and warrant transactions have been recorded at cost within stockholders' equity in the consolidated financial statements in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock and EITF No. 01-6, The Meaning of "Indexed to a Company's Own Stock." See further discussion under the heading "Debt" above.

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

        On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. The lawsuit was initially filed under seal. ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007. Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007. On May 29, 2008, ATK filed its answer to the complaint. The DOJ subsequently filed a motion to strike the affirmative defenses set forth in ATK's answer. On July 14, 2008, ATK filed its opposition to the motion to strike. On October 16, 2008, the court granted the motion in part and denied it in part. Discovery is underway in the case.

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

        The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.75% and 2.5% as of March 31, 2009 and 2008, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2009		March 31, 2008
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(62,080)	$37,104	$(64,204)	$39,253
Unamortized discount	5,798	(2,900)	7,831	(3,811)

Present value amounts (payable) receivable	$(56,282)	$34,204	$(56,373)	$35,442

        As of March 31, 2009, the estimated discounted range of reasonably possible costs of environmental remediation was $56,282 to $85,836.

        ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the "Hercules Facilities"). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

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

        At March 31, 2009, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2010	$2,703
Fiscal 2011	372
Fiscal 2012	331
Fiscal 2013	2,287
Fiscal 2014	1,743
Thereafter	17,540

Total	$24,976

        There were no material insurance recoveries related to environmental remediation during fiscal 2009, 2008, or 2007.

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

        ATK, however, has been impacted by increases in the prices of raw materials used in production as well as rising oil and energy costs. The prices of commodity metals, such as lead, zinc, and especially copper, have significantly increased. These price increases generally impact our small-caliber ammunition business. ATK's risk management practices are discussed in Item 7A of this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        ATK is exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, ATK occasionally enters into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. ATK uses derivatives to hedge certain interest rate and commodity price risks, but does not use derivative financial instruments for trading or other speculative purposes, and ATK is not a party to leveraged financial instruments. Additional information regarding the financial instruments is contained in Notes 1 and 3 to the consolidated financial statements. ATK's objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower the overall borrowing costs.

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

        Currently, ATK's primary interest rate exposures relate to variable rate debt. The potential loss in fair values is based on an assumed immediate change in the net present values of interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to the change in rates. Based on ATK's analysis, a 10% change in interest rates would not have a material impact on the fair values or ATK's results of operations or cash flows.

        With respect to ATK's commercial products business, ATK has improved manufacturing efficiencies and has initiated price increases to mitigate the impact of increased commodity costs. ATK will continue to evaluate the need for future price changes in light of these trends, ATK's competitive landscape, and its financial results. If commodity costs continue to increase, and if ATK is unable to offset these increases with ongoing manufacturing efficiencies and price increases, ATK's future results from operations and cash flows would be materially impacted.

        With respect to ATK's firm fixed-price contract to supply the DoD's small-caliber ammunition needs through April 1, 2010, significant increases in commodities can negatively impact operating results. Depending on market conditions, ATK has occasionally entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of ATK's copper purchases under the small-caliber ammunition contract were hedged through September 30, 2006. Since that time, ATK has purchased a majority of the copper for use in this contract at prevailing market prices. The balance of the copper requirements has been procured, which mitigates the copper risk for the contract ending April 1, 2010. Depending on market conditions, ATK will continue to evaluate commodity hedging as a means to reduce the impact of commodity price fluctuations on the new four-year supply contract, which is expected to continue into 2014. ATK is currently working within the terms of its contracts to mitigate the impact from price increases in metal commodities. The Company believes that the majority of the impact would be mitigated on the new four-year contract by the terms within that contract; however, if copper prices exceed pre-determined levels, ATK Armament Systems' operating results could be adversely impacted.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:
Minneapolis, Minnesota

        We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliant Techsystems Inc. and subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1, 10, and 11 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax benefits in the year ended March 31, 2008, and for defined benefit pension and postretirement benefit plans in the years ended March 31, 2008 and 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 21, 2009, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
May 21, 2009

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
(Amounts in thousands except per share data)	2009	2008	2007
Sales	$4,583,224	$4,171,725	$3,565,072
Cost of sales	3,607,312	3,325,410	2,878,711

Gross profit	975,912	846,315	686,361
Operating expenses:
Research and development	81,529	68,333	61,533
Selling	161,805	131,068	99,687
General and administrative	239,621	216,386	185,413
Goodwill impairment	108,500	—	—

Income before interest, income taxes, and minority interest	384,457	430,528	339,728
Interest expense	(63,392)	(81,578)	(76,144)
Interest income	905	1,431	1,212

Income before income taxes and minority interest	321,970	350,381	264,796
Income tax provision	166,664	127,658	80,217

Income before minority interest	155,306	222,723	184,579
Minority interest, net of income taxes	187	376	451

Net income	$155,119	$222,347	$184,128

Earnings per common share:
Basic	$4.74	$6.75	$5.43

Diluted	$4.56	$6.32	$5.32

Weighted-average number of common shares outstanding:
Basic	32,730	32,924	33,885

Diluted	34,013	35,208	34,591

See Notes to the Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$336,700	$119,773
Net receivables	899,543	798,468
Net inventories	238,600	205,825
Income tax receivable	34,835	—
Deferred income tax assets	30,751	88,282
Other current assets	39,843	35,568

Total current assets	1,580,272	1,247,916
Net property, plant, and equipment	540,041	492,336
Goodwill	1,195,986	1,236,196
Prepaid pension assets	—	25,280
Deferred income tax assets	83,872	—
Deferred charges and other non-current assets	192,992	194,466

Total assets	$3,593,163	$3,196,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$293,679	—
Accounts payable	294,971	$215,755
Contract advances and allowances	86,080	81,624
Accrued compensation	168,059	147,287
Accrued income taxes	—	41,681
Other accrued liabilities	166,341	144,540

Total current liabilities	1,009,130	630,887
Long-term debt	1,160,703	1,455,000
Deferred income tax liabilities	—	38,316
Postretirement and postemployment benefits liabilities	121,689	138,378
Accrued pension liability	552,671	84,267
Other long-term liabilities	133,960	108,238

Total liabilities	2,978,153	2,455,086
Commitments and contingencies (Notes 10, 12 and 13)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—32,783,496 shares at March 31, 2009 and 32,795,800 shares at March 31, 2008	328	328
Additional paid-in-capital	473,132	467,857
Retained earnings	1,471,043	1,315,924
Accumulated other comprehensive loss	(651,652)	(376,636)
Common stock in treasury, at cost—8,771,565 shares held at March 31, 2009 and 8,759,261 shares held at March 31, 2008	(677,841)	(666,365)

Total stockholders' equity	615,010	741,108

Total liabilities and stockholders' equity	$3,593,163	$3,196,194

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2009	2008	2007
Operating Activities
Net income	$155,119	$222,347	$184,128
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	80,137	71,511	69,380
Amortization of intangible assets	5,616	5,975	6,772
Amortization of deferred financing costs	2,857	3,851	3,999
Impairment of goodwill	108,500	—	—
Write-off of debt issuance costs associated with convertible notes	—	5,600	—
Write-off of acquisition related costs	—	6,567	—
Deferred income taxes	113,999	(15,742)	81,725
Loss on disposal of property	9,030	2,505	9,295
Minority interest, net of income taxes	187	376	451
Share-based plans expense	18,952	23,415	38,076
Excess tax benefits from share-based plans	(3,287)	(9,459)	(3,539)
Changes in assets and liabilities:
Net receivables	(94,239)	(27,508)	5,605
Net inventories	(15,610)	(33,608)	(30,726)
Accounts payable	64,345	49,066	(12,514)
Contract advances and allowances	4,456	720	31,237
Accrued compensation	15,312	(1,143)	5,470
Accrued income taxes	(66,096)	52,138	(5,312)
Pension and other postretirement benefits	23,306	33,865	(348,303)
Other assets and liabilities	2,403	(7,725)	8,724

Cash provided by operating activities	424,987	382,751	44,468
Investing Activities
Capital expenditures	(111,481)	(100,709)	(81,086)
Acquisition of business, net of cash acquired	(75,615)	(103,685)	—
Proceeds from the disposition of property, plant, and equipment	569	362	603

Cash used for investing activities	(186,527)	(204,032)	(80,483)
Financing Activities
Change in cash overdrafts	—	—	(63,036)
Payments made on bank debt	—	—	(20,250)
Payments made to extinguish debt	(618)	—	(225,346)
Proceeds from issuance of long-term debt	—	—	575,000
Purchase of call options	—	—	(50,850)
Sale of warrants	—	—	23,220
Payments made for debt issue costs	(5)	(740)	(10,564)
Net purchase of treasury shares	(31,609)	(100,068)	(208,027)
Proceeds from employee stock compensation plans	7,412	16,310	19,332
Excess tax benefits from share-based plans	3,287	9,459	3,539

Cash (used for) provided by financing activities	(21,533)	(75,039)	43,018

Increase (decrease) in cash and cash equivalents	216,927	103,680	7,003
Cash and cash equivalents at beginning of year	119,773	16,093	9,090

Cash and cash equivalents at end of year	$336,700	$119,773	$16,093

Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$7,510	$13,005	$9,940

Capital expenditures financed through operating leases	$9,722	—	—

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par Value
						Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings	Unearned Compensation		Treasury Stock	Total Stockholders' Equity
(Amounts in thousands except share data)	Shares	Amount
Balance, April 1, 2006	35,207,335	$352	$72,861	$928,521	$(2,760)	$(333,136)	$(437,480)	$628,358
Comprehensive income:
Net income				184,128				184,128
Other comprehensive income (see Note 1):
Adjustments, net						277,911		277,911

Comprehensive income								462,039
Adjustment for adoption of SFAS No. 158, net of income taxes of $239,490 (see Note 10)	—	—	—	—	—	(368,850)	—	(368,850)
Exercise of stock options	394,063	4	(10,159)	—	—	—	27,607	17,452
Restricted stock grants	38,214	—	(2,834)	—	—	—	2,819	(15)
Share-based compensation	—	—	38,076	—	—	—	—	38,076
Treasury stock purchased	(2,585,200)	(26)	26	—	—	—	(201,880)	(201,880)
Purchase of call options and sale of warrants, net (see Note 9)	—	—	(27,630)	—	—	—	—	(27,630)
Employee benefit plans and other	20,856	1	7,214	—	2,760	—	356	10,331

Balance, March 31, 2007	33,075,268	331	477,554	1,112,649	—	(424,075)	(608,578)	557,881
Comprehensive income:
Net income				222,347				222,347
Other comprehensive income (see Note 1):
Adjustments, net						(137)		(137)

Comprehensive income								222,210
Cumulative effect of adoption of new accounting pronouncements (see Notes 1, 10, & 11)	—	—	—	(19,072)	—	47,576	—	28,504
Exercise of stock options	319,630	3	(6,853)	—	—	—	23,160	16,310
Restricted stock grants	37,713	—	(2,647)	—	—	—	2,647	—
Share-based compensation	—	—	23,415	—	—	—	—	23,415
Treasury stock purchased	(942,200)	(9)	9	—	—	—	(100,068)	(100,068)
Performance shares issued net of treasury stock withheld	310,365	3	(36,575)	—	—	—	16,902	(19,670)
Tax benefit related to share based plans and other	—	—	12,897	—	—	—	—	12,897
Employee benefit plans and other	4,976	—	57	—	—	—	(428)	371

Balance, March 31, 2008	32,795,800	328	467,857	1,315,924	—	(376,636)	(666,365)	741,108
Comprehensive loss:
Net income				155,119				155,119
Other comprehensive income (see Note 1):
Adjustments, net						(275,016)		(275,016)

Comprehensive loss								(119,897)
Exercise of stock options	133,262	1	(2,767)	—	—	—	10,179	7,413
Restricted stock grants	67,526	1	(5,205)	—	—	—	5,204	—
Share-based compensation	—	—	18,952	—	—	—	—	18,952
Treasury stock purchased	(299,956)	(3)	3	—	—	—	(31,609)	(31,609)
Performance shares issued net of treasury stock withheld	82,674	1	(13,175)	—	—	—	5,101	(8,073)
Tax benefit related to share based plans and other	—	—	7,117	—	—	—	—	7,117
Employee benefit plans and other	4,190	—	350	—	—	—	(351)	(1)

Balance, March 31, 2009	32,783,496	$328	$473,132	$1,471,043	$—	$(651,652)	$(677,841)	$615,010

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies

        Nature of Operations.    Alliant Techsystems Inc. (ATK) is a premier aerospace and defense company and leading supplier of products to the U.S. government, allied nations, and prime contractors. ATK is also a major supplier of ammunition and related accessories to law enforcement agencies and commercial customers. ATK is headquartered in Minneapolis, Minnesota and has operating locations throughout the United States, Puerto Rico, and internationally.

        Basis of Presentation.    The consolidated financial statements of ATK include all majority-owned affiliates. All significant intercompany transactions and accounts have been eliminated.

        Fiscal Year.    References in this report to a particular fiscal year refer to the year ended March 31 of that calendar year. ATK's interim quarterly periods are based on 13-week periods and end on Sundays.

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

        Operating Expenses.    Selling and general and administrative costs are expensed in the year incurred. Research and development costs include costs incurred for experimentation, design testing, and bid and proposal efforts related to products and services and are expensed as incurred unless the costs are related to certain contractual arrangements. Costs that are incurred pursuant to such

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

contractual arrangements are recorded over the period that revenue is recognized, consistent with ATK's contract accounting policy.

        Environmental Remediation and Compliance.    Costs associated with environmental compliance, restoration, and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation, restoration, and monitoring costs relating to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial and resource restoration activities when they are probable and the cost can be reasonably estimated.

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

        Marketable Securities.    Investments in a common collective trust that primarily invests in fixed income securities are classified as available-for-sale securities and are recorded at fair value within deferred charges and other non-current assets. Unrealized gains and losses are recorded in other comprehensive (loss) income (OCI). When such investments are sold, the unrealized gains or losses are reversed from OCI and recognized in the consolidated income statement.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

        Inventories consist of the following:

	March 31
	2009	2008
Raw materials	$60,545	$50,964
Work in process	46,436	55,824
Finished goods	93,050	50,840
Contracts in progress	38,569	48,197

Net inventories	$238,600	$205,825

        Progress payments received from customers relating to the uncompleted portions of contracts are offset against unbilled receivable balances or applicable inventories. Any remaining progress payment balances are classified as contract advances. Inventories are shown net of reductions of $0 as of March 31, 2009 and $20,627 as of March 31, 2008 for customer progress payments received on uncompleted portions of contracts.

        Accounting for Goodwill—In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), ATK tests goodwill and intangible assets with indefinite lives for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment. SFAS 142 requires that goodwill be tested as of the same date every year; ATK's annual testing date is the first day of its fourth fiscal quarter, which was December 29, 2008, for our fiscal 2009 analysis. In accordance with SFAS No. 142, the Company determined that the reporting units for its goodwill impairment review are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, the Company has identified ten reporting units within its reportable segments as of December 29, 2008.

        SFAS No. 142 prescribes a two-step process for determining goodwill impairment. In the first step, ATK determines the estimated fair value of each reporting unit and compares that estimated fair value to the carrying value of such reporting unit, including goodwill. If the results of the first step indicate that the carrying amount of a reporting unit is higher than its fair value, the second step must be performed. Specifically, SFAS No. 142 prescribes that in the second step, ATK must determine the implied fair value of goodwill in the same manner as if ATK had acquired those reporting units in a business combination. In the second step, the potential impairment is computed by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

        In the fourth quarter of fiscal 2009, ATK recorded a non-cash goodwill impairment charge of $108,500. See Note 7 for further details.

        Stock-Based Compensation.    ATK's stock-based employee compensation plans, which are described more fully in Note 14, provide for the grant of various types of stock-based incentive awards, including performance awards, restricted stock, and options to purchase common stock. ATK accounts for stock-based compensation under Statement on Financial Accounting Standards (SFAS) 123(R), Share-Based Payments, and related Securities and Exchange Commission (SEC) rules included in Staff Accounting

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

Bulletin (SAB) No. 107, on a modified prospective basis. Prior to the adoption of SFAS 123(R), ATK accounted for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

        The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on ATK's overall strategy regarding compensation, including consideration of the impact of expensing stock awards on ATK's results of operations subsequent to the adoption of SFAS 123(R).

        Income Taxes.    Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. ATK periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that ATK's tax position will be sustained, the Company records the entire resulting tax liability and when it is more likely than not of being sustained, the Company records its best estimate of the resulting tax liability. Any applicable interest and penalties related to those positions are also recorded in the consolidated financial statements. To the extent ATK's assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. It is ATK's policy to record any interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes.

        Derivative Instruments and Hedging Activities.    From time to time, ATK uses derivatives, consisting mainly of commodity forward contracts to hedge forecasted purchases of certain commodities, interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt, and foreign currency exchange contracts to hedge forecasted transactions denominated in a foreign currency. ATK does not hold or issue derivatives for trading purposes. At the inception of each derivative instrument, ATK documents the relationship between the hedging instrument and the hedged item, as well as its risk-management objectives and strategy for undertaking the hedge transaction. ATK assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the hedged item. Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive (loss) income (OCI), and recognized in earnings when the hedged item affects earnings.

        Commodity Forward Contracts.    ATK periodically uses derivatives to hedge certain commodity price risks. ATK entered into forward contracts for lead during fiscal 2009. During fiscal 2008, ATK had no such forward contracts. ATK did have such contracts for copper, zinc, and lead during fiscal 2007. The contracts essentially established a fixed price for the underlying commodities and were designated and qualified as effective cash flow hedges of purchases of these commodities. Ineffectiveness was calculated as the amount by which the change in the fair value of the derivatives exceeded the change in the fair value of the anticipated commodity purchases. The fair value of these contracts was recorded as a current asset and the effective portion was reflected in accumulated OCI in the financial statements. The gains on these contracts were recorded in cost of sales as the commodities were

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts during fiscal 2009, 2008, and 2007:

	Years Ended March 31
	2009	2008	2007
Beginning of period unrealized gain in accumulated OCI	$—	$—	$15,162
(Decrease) increase in fair value of derivatives	(1,837)	—	14,446
Losses (gains) reclassified from OCI, increasing (offsetting) the price paid to suppliers	1,837	—	(29,608)

End of period unrealized gain in accumulated OCI	$—	$—	$—

        The amount of ineffectiveness recognized in earnings for these contracts was $0 during fiscal 2009 and $(241) in fiscal 2007.

        Earnings Per Share Data.    Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards (see Note 14) and contingently issuable shares related to ATK's Convertible Senior Subordinated Notes (see Note 9) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on earnings per share. In computing EPS for fiscal 2009, 2008, and 2007, earnings, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2009	2008	2007
Basic EPS shares outstanding	32,730	32,924	33,885
Dilutive effect of stock-based awards	486	552	648
Dilutive effect of contingently issuable shares	797	1,732	58

Diluted EPS shares outstanding	34,013	35,208	34,591

Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	—	—	34

        Contingently issuable shares related to ATK's 3.00% Convertible Senior Subordinated Notes and 2.75% Convertible Senior Subordinated Notes due 2024, as discussed in Note 9, are included in diluted EPS in fiscal 2009, 2008, and 2007. Contingently issuable shares related to ATK's 2.75% Convertible Senior Subordinated Notes due 2011, as discussed in Note 9, are included in diluted EPS in fiscal 2008 but are not included in diluted EPS in fiscal 2009 or 2007 because ATK's average stock price was below the conversion price of $96.51during those years. The Warrants, as discussed in Note 9, are not included in diluted EPS as ATK's average stock price during fiscal 2009, 2008, and 2007 did not exceed $116.75. The Call Options, also discussed in Note 9, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

        Comprehensive Income.    The components of comprehensive income for fiscal 2009, 2008, and 2007 are as follows:

	Years Ended March 31
	2009	2008	2007
Net income	$155,119	$222,347	$184,128
Other comprehensive (loss) income (OCI):
Change in fair value of derivatives, net of income taxes of $(365), (336), and $5,744, respectively	550	600	(8,482)
Pension and other postretirement benefit liabilities, net of income taxes of $177,118, $641, and $(184,822), respectively	(274,601)	(508)	286,287
Change in fair value of available-for-sale securities, net of income taxes of $643, $183, and $(72), respectively	(965)	(229)	106

Total other comprehensive (loss) income	(275,016)	(137)	277,911

Total comprehensive (loss) income	$(119,897)	$222,210	$462,039

        The components of accumulated OCI, net of income taxes, are as follows:

	March 31
	2009	2008
Derivatives	$—	$(550)
Pension and other postretirement benefit liabilities	(650,843)	(376,242)
Available-for-sale securities	(809)	156

Total accumulated other comprehensive loss	$(651,652)	$(376,636)

        Fair Value of Nonfinancial Instruments.    The carrying amount of receivables, inventory, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. See Note 2 for additional disclosure regarding fair value of financial instruments.

        Adoption of New Accounting Pronouncements.    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). This statement establishes enhanced disclosures about derivative and hedging activities. ATK adopted SFAS No. 161 at the beginning of the quarter ended March 31, 2009. The adoption of this statement resulted in enhanced disclosures regarding ATK's derivatives and hedging activities. See Note 3 for additional disclosures.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for ATK on April 1, 2008. ATK did not choose the fair value option; therefore, the adoption did not have a material impact on ATK's financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the statement of financial position and requires recognition of changes in the funded status in the year in which the changes occur through comprehensive income. ATK adopted these provisions in fiscal 2007. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the year-end statement of financial position. ATK adopted the measurement provisions of SFAS No. 158 effective April 1, 2007 using the method which requires measurement of plan assets and benefit obligations as of the beginning of fiscal 2008. See Note 10.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In January 2008, the FASB deferred the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to the fiscal year beginning after November 15, 2008 (ATK's fiscal 2010). SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007 (ATK's fiscal 2009). The adoption of the applicable provisions of SFAS No. 157 on April 1, 2008 did not have a material impact on ATK's financial statements. See Note 2 for additional disclosures. On April 1, 2009 ATK adopted the previously deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value, as required. The adoption did not have a material impact on its financial statements.

        In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities (EITF 07-03). EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 was effective for ATK on April 1, 2008 and the adoption did not have a material impact on ATK's financial statements.

        In September 2006, the FASB issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires an employer to recognize a liability for future benefits based on the substantive agreement with the employee. The adoption of EITF 06-4 had no impact on ATK's results of operations but increased total liabilities and decreased retained earnings by $2,387 as of April 1, 2007.

        In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ATK must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. FIN 48 was applicable for ATK as of April 1, 2007. See Note 11.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

        Accounting Pronouncements Not Yet Adopted.    In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (ATK's fiscal 2010). ATK does not believe the adoption of SFAS No. 160 will have a material impact on its financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement replaces SFAS No. 141, Business Combinations. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008 (ATK's fiscal 2010). Adoption is not expected to materially impact the Company's consolidated financial statements when it becomes effective; however, adoption of this statement is expected to have a significant effect on how acquisition transactions subsequent to March 31, 2009 are reflected in the financial statements.

        In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP No. APB 14-1). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of this FSP apply to ATK's $200,000 aggregate principal amount of 3.00% Convertible Notes, the $280,000 aggregate principal amount of 2.75% Convertible Notes due 2024, and the $300,000 aggregate principal amount of 2.75% Convertible Notes due 2011, discussed in Note 9. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years (ATK's fiscal 2010), and shall be applied retrospectively to all periods presented. Early adoption is not permitted. The adoption of the FSP will result in an increase to fiscal 2005 through fiscal 2009 non-cash interest expense in the range of $9,300 ($5,600 net of tax or $0.15 diluted EPS impact) to $23,900 ($14,400 net of tax or $0.42 diluted EPS impact) per year. The impact to fiscal 2010 non-cash interest expense is expected to be an increase of approximately $19,900 ($11,900 net of tax or $0.35 diluted EPS impact assuming the March 31, 2009 dilutive share count) with a declining impact in future years.

        In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock (EITF No. 07-5). This EITF provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. The EITF applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

SFAS No. 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. The EITF also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer's own stock. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008 and interim period within those fiscal years (ATK's fiscal 2010). The net cost of ATK's warrants and options are classified within equity (as discussed in Note 9) in accordance with SFAS 133 and EITF 00-19. The adoption of EITF 07-5 does not change this conclusion; therefore, ATK does not believe the adoption will have a material impact on its financial statements.

        In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employer's Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 amends the plan asset disclosures required under FASB Statement No. 132(R) to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. Guidance provided by this FSP relates to disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009 (ATK's fiscal 2010). The adoption will require additional disclosure in ATK's fiscal 2010 financial statements.

2. Fair Value of Financial Instruments

        As discussed in Note 1, ATK adopted the applicable provisions of SFAS No. 157 related to financial instruments on April 1, 2008. SFAS No. 157 clarifies the definition of fair value, prescribes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

        The valuation techniques required by SFAS No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

          Level 1—Quoted prices for identical instruments in active markets.

          Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

          Level 3—Significant inputs to the valuation model are unobservable.

        The following section describes the valuation methodologies used by ATK to measure its financial instruments at fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

2. Fair Value of Financial Instruments (Continued)

        Cash equivalents—The estimated fair value of cash equivalents approximates their carrying value due to the short-term maturities of these investments. Accordingly, cash equivalents are classified as Level 1.

        Investments in marketable securities—ATK's investments in marketable securities represent investments held in a common collective trust ("CCT") that primarily invests in fixed income securities as discussed in Note 1. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager.

        Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing risk, ATK periodically utilizes commodity derivatives, which are considered Level 2 instruments. Commodity derivatives are valued using an income approach based on the present value of the commodity index price less the contract rate multiplied by the notional amount.

        Long-Term Debt—The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate debt is based on market quotes for each issuance.

        The following table presents ATK's assets and liabilities that are measured at fair value on a recurring basis:

	As of March 31, 2009
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$372,528	$—	$—
Marketable securities(2)	—	10,420	—

Liabilities
Derivatives	$—	$—	$—

    (1)
    Balance is greater than cash and cash equivalents as presented on the consolidated balance sheet primarily due to checks outstanding to vendors.

    (2)
    Represents securities held under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees (as discussed further in Note 10), which are included within deferred charges and other non-current assets on the consolidated balance sheet.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

2. Fair Value of Financial Instruments (Continued)

        The following table presents ATK's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of March 31, 2009		As of March 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,179,382	$1,154,304	$1,180,000	$1,434,196
Variable rate debt	275,000	254,375	275,000	275,000

3. Derivative Financial Instruments

        On December 29, 2008, ATK adopted SFAS No. 161, as discussed in Note 1, which requires enhanced disclosures regarding an entity's derivative and hedging activities.

        ATK is exposed to market risks arising from adverse changes in:

  •
  commodity prices affecting the cost of raw materials and energy,

  •
  interest rates, and

  •
  foreign exchange risks

        In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. Commodity forward contracts are periodically used to hedge forecasted purchases of certain commodities, foreign currency exchange contracts are used to hedge forecasted transactions denominated in a foreign currency, and ATK periodically uses interest rate swaps to hedge forecasted interest payments and the risk associated with variable interest rates on long-term debt.

        During fiscal 2009 ATK entered into commodity forward contracts for lead. The contracts essentially established a fixed price for the underlying commodity and were designated and qualified as effective cash flow hedges. At March 31, 2009, ATK had no outstanding contracts and therefore there were no amounts recorded in the consolidated balance sheet related to any such derivative instruments.

        The derivative gains and losses in the consolidated income statements for the quarter ended March 31, 2009 related to commodity forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)
	Amount	Location	Amount
Commodity forward contracts	$656	Cost of sales	$(23)

        All derivatives used by ATK in fiscal 2009 were designated as hedging instruments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

4. Acquisitions

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

        On March 31, 2009, ATK acquired Eagle Industries (Eagle), a leading manufacturer of high-quality, individual operational nylon gear and equipment for military, homeland security, and law enforcement agencies for $63,000 net of cash acquired, subject to purchase price adjustments expected to be settled in fiscal 2010. The company manufactures more than 5,000 products which include tactical assault vests, load-bearing equipment, weapon transporting gear, holsters, personal gear carriers, and other high quality accessories. ATK believes that the acquisition provides an opportunity to expand its position in the domestic and international tactical accessories markets serving military and law enforcement customers. Headquartered in Fenton, Missouri, Eagle employs approximately 2,300 employees and is included in ATK Armament Systems. The purchase price allocation has not yet been completed pending final valuation of certain acquired assets and liabilities. At March 31, 2009, substantially all of the purchase price was recorded as goodwill. The final purchase price allocation could be significantly different than the estimate currently recorded. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

        ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Eagle are included in ATK's consolidated financial statements at the date of acquisition. The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2009 and 2008 as if the acquisition had occurred at the beginning of fiscal 2008 is not being presented because the acquisition is not material to ATK for that purpose.

        On June 8, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, U.S. Department of Defense and commercial satellite customers for $101,195, net of cash acquired. ATK believes that the acquisition strengthened ATK's satellite components, subsystems and small spacecraft portfolios and further increased ATK's position as a supplier to the U.S. Government and industry. ATK also believes the acquisition enhanced ATK's systems engineering as ATK pursues strategic initiatives in space exploration programs. Headquartered in Beltsville, Maryland, Swales employs approximately 626 employees and is included in ATK Space Systems. The purchase price allocation for Swales was completed during fiscal 2008. A portion of the goodwill generated in this acquisition will be deductible for tax purposes. Pro forma information on results of operations for fiscal 2008 and 2007 as if the acquisition had occurred at the beginning of fiscal 2007 are not being presented because the acquisition is not material to ATK for that purpose.

        ATK made no acquisitions during fiscal 2007.

        During fiscal 2003, ATK acquired the assets of Science and Applied Technology, Inc. (included in ATK Mission Systems). The sellers of this acquired business had the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones were attained with respect to one of the contracts acquired. The pre-specified milestones were met in September 2008 and the additional contingent consideration earned pursuant to the purchase agreement resulted in an increase to goodwill.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

5. Receivables

        Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	March 31
	2009	2008
Billed receivables
U.S. Government contracts	$203,534	$200,871
Commercial and other	145,905	155,061
Unbilled receivables
U.S. Government contracts	485,511	426,062
Commercial and other	76,042	25,083
Less allowance for doubtful accounts	(11,449)	(8,609)

Net receivables	$899,543	$798,468

        Receivable balances are shown net of customer progress payments received of $320,826 as of March 31, 2009 and $316,022 as of March 31, 2008.

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

        The following is a reconciliation of the changes in ATK's allowance for doubtful accounts during fiscal 2008 and 2009:

Balance at April 1, 2007	$5,397
Expense	4,049
Write-offs	(938)
Reversals and other adjustments	101

Balance at March 31, 2008	8,609
Expense	13,347
Write-offs	(10,341)
Reversals and other adjustments	(166)

Balance at March 31, 2009	$11,449

6. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and test equipment is depreciated using the double declining balance method at most of ATK's facilities, and using the straight-line method at other ATK facilities. Other depreciable property is depreciated using the straight-line method. Machinery and equipment are depreciated over one to 23 years and buildings and improvements are depreciated over one to 45 years. Depreciation expense was $80,137 in fiscal 2009, $71,511 in fiscal 2008, and $69,380 in fiscal 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

6. Property, Plant, and Equipment (Continued)

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

        Property, plant, and equipment consists of the following:

	March 31
	2009	2008
Land	$33,837	$33,115
Buildings and improvements	334,837	311,470
Machinery and equipment	826,640	740,773
Property not yet in service	48,703	50,424

Gross property, plant, and equipment	1,244,017	1,135,782
Less accumulated depreciation	(703,976)	(643,446)

Net property, plant, and equipment	$540,041	$492,336

7. Goodwill and Deferred Charges and Other Non-Current Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, ATK tests goodwill and intangible assets with indefinite lives for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment. Goodwill impairment testing under SFAS No. 142 is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. ATK estimates the fair values of the related operations using discounted cash flows. If the fair value is determined to be less than the carrying value, a potential impairment is indicated and SFAS No. 142 prescribes the approach for determining the impairment amount, if any. SFAS No. 142 requires that goodwill be tested as of the same date every year; ATK's annual testing date is the first day of its fourth fiscal quarter. ATK determined during its fiscal 2009 impairment test that goodwill at Spacecraft Systems was impaired by $108,500. The non-cash goodwill impairment charge was recognized in the fourth quarter of fiscal 2009. The goodwill impairment charge was attributed to changes in future estimated cash flows and the substantial reduction in current market multiples.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

        The changes in the carrying amount of goodwill by segment were as follows:

	ATK Armament Systems	ATK Mission Systems	ATK Space Systems	Total
Balance at April 1, 2007	$171,337	$354,976	$636,873	$1,163,186
Acquisition	—		73,010	73,010

Balance at March 31, 2008	171,337	354,976	709,883	1,236,196
Goodwill Impairment	—	—	(108,500)	(108,500)
Acquisitions	60,790	—	—	60,790
Adjustment	—	7,500	—	7,500

Balance at March 31, 2009	$232,127	$362,476	$601,383	$1,195,986

        The fiscal 2009 acquisitions in ATK Armament Systems primarily related to Eagle and the fiscal 2008 acquisition in ATK Space Systems was Swales, as previously discussed.

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

        Deferred charges and other non-current assets consist of the following:

	March 31
	2009	2008
Gross debt issuance costs	$18,060	$18,055
Less accumulated amortization	(7,172)	(4,314)

Net debt issuance costs	10,888	13,741
Other intangible assets	106,328	108,636
Environmental remediation receivable	28,544	28,809
Other non-current assets	47,232	43,280

Total deferred charges and other non-current assets	$192,992	$194,466

        Included in deferred charges and other non-current assets as of March 31, 2009 and 2008 are other intangible assets of $74,504 and $87,973, respectively, which consist primarily of trademarks, patented technology, and brand names that are not being amortized as their estimated useful lives are considered indefinite. During fiscal 2009, ATK began amortizing a tradename over an estimated useful

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

life of 10 years that it had previously determined to have an indefinite life. Other intangible assets also include amortizing intangible assets, as follows:

	March 31, 2009			March 31, 2008
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$22,644	$(21,662)	$982	$22,644	$(20,024)	$2,620
Trade name	16,777	(1,678)	15,099	—	—	—
Customer relationships and other	27,407	(11,664)	15,743	27,407	(9,364)	18,043

Total	$66,828	$(35,004)	$31,824	$50,051	$(29,388)	$20,663

        These assets are being amortized using a straight-line method over a weighted average remaining period of approximately 7.7 years. Amortization expense related to these assets was $5,616 in fiscal 2009, $5,975 in fiscal 2008, and $6,772 in fiscal 2007. ATK expects amortization expense related to these assets to be as follows:

Fiscal 2010	$4,937
Fiscal 2011	3,955
Fiscal 2012	3,946
Fiscal 2013	3,916
Fiscal 2014	3,916
Thereafter	11,154

Total	$31,824

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

8. Other Accrued Liabilities

        The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2009	2008
Employee benefits and insurance, including pension and other postretirement benefits	$57,455	$56,545
Warranty	12,184	9,657
Interest	2,022	2,166
Environmental remediation	8,363	7,554
Rebate	5,344	8,454
Deferred lease obligation	12,773	9,904
Other	68,200	50,260

Total other accrued liabilities—current	$166,341	$144,540

Environmental remediation	$47,919	$48,819
Management nonqualified deferred compensation plan	20,362	28,514
Non-current portion of accrued income tax liability	25,570	19,337
Minority interest in joint venture	8,598	8,411
Deferred lease obligation	11,162	—
Other	20,349	3,157

Total other long-term liabilities	$133,960	$108,238

        ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in ATK's product warranty liability during fiscal 2008 and 2009:

Balance at April 1, 2007	$14,870
Payments made	(422)
Warranties issued	3,021
Changes related to preexisting warranties	(7,812)

Balance at March 31, 2008	9,657
Payments made	(286)
Warranties issued	5,049
Changes related to preexisting warranties	(2,236)

Balance at March 31, 2009	$12,184

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt

        Long-term debt, including the current portion, consisted of the following:

	March 31
	2009	2008
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$275,000	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	279,929	280,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	200,000

Total long-term debt	1,454,382	1,455,000
Less current portion	293,679	—

Long-term debt	$1,160,703	$1,455,000

        In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $0 in the year ending March 31, 2009; $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank's prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK's senior secured credit ratings. The weighted average interest rate for the Term A Loan was 1.40% at March 31, 2009. The annual commitment fee in effect on the unused portion of ATK's Revolving Credit Facility was 0.20% at March 31, 2009. As of March 31, 2009, ATK had no borrowings against its $500,000 revolving credit facility and had outstanding letters of credit of $153,570, which reduced amounts available on the revolving facility to $346,430. ATK's weighted average interest rate on short-term borrowings was 4.98% during fiscal 2009 and 6.60% during fiscal 2008. Debt issuance costs of approximately $3,100 are being amortized over the term of the Senior Credit Facility.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK's diluted shares outstanding during fiscal 2008 by 259,237 shares because ATK's average stock price exceeded the conversion price during the year. There was no impact on the diluted shares outstanding for fiscal 2009 or 2007 because ATK's average stock price during those years was below the conversion price. Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK's common stock.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

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

        In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at March 31, 2008 and 2007. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied during ATK's second fiscal quarter ended September 30, 2007 and, accordingly, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $3,200 were written off. The stock price condition was met during the quarter ended September 28, 2008 and $547 of these notes were converted during ATK's third fiscal quarter ended December 28, 2008 (settlement occurred in January 2009). The stock price condition was not satisfied during ATK's fourth fiscal quarter of 2009 or 2008; therefore the remaining principal amount of $199,453 as of March 31, 2009, is classified as long-term. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK's diluted shares outstanding for fiscal 2009, fiscal 2008, and fiscal 2007 by 326,363, 608,324, and 19,040 shares, respectively, because ATK's average stock price exceeded the conversion price during those years.

        In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Beginning with the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

period beginning on August 20, 2009 and ending on February 14, 2010, and for each of the six-month periods thereafter beginning on February 15, 2010, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative under SFAS No. 133, and the fair value of this feature was insignificant at March 31, 2009 and 2008. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019. Holders may also convert these notes into shares of ATK's common stock at a conversion rate of 12.5843 shares per $1 principal amount of the notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied during ATK's second fiscal quarter ended September 30, 2007 and, accordingly, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $2,400 were written off. The stock price condition was met during the quarter ended September 28, 2008 and $71 of these notes were converted during ATK's third fiscal quarter ended December 28, 2008 ($10 settled in November 2008 and the remaining $61 settled in January 2009). The stock price condition was not satisfied during ATK's fourth fiscal quarter of 2009 or 2008. Because the remaining notes can be put to ATK at the option of each holder in August 2009, the remaining principal amount of $279,929 is classified as current as of March 31, 2009. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK's diluted shares outstanding for fiscal 2009, fiscal 2008, and fiscal 2007 by 470,669, 864,282, and 39,283 shares, respectively, because ATK's average stock price exceeded the conversion price during those years.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

        The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2010	$293,679
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Fiscal 2014	—
Thereafter	599,453

Total	$1,454,382

        Although the 2.75% Convertible Notes due 2024 do not contractually mature until 2024, these notes are classified as current on the consolidated balance sheet and within the "Fiscal 2010" category above because the notes can be put to ATK at the option of each holder in August 2009.

        ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 70% as of March 31, 2009 and 66% as of March 31, 2008.

        ATK's Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2009, ATK was in compliance with the financial covenants.

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

        Cash paid for interest totaled $60,019 in fiscal 2009, $70,807 in fiscal 2008, and $68,939 in fiscal 2007. Cash received for interest totaled $905 in fiscal 2009, $1,431 in fiscal 2008, and $1,212 in fiscal 2007.

Interest Rate Swaps

        ATK may use interest rate swaps to hedge forecasted interest payments and the risk associated with changing interest rates of long-term debt. As of March 31, 2009 and 2008, ATK did not have any outstanding interest rate swaps.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans

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

        Previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in our consolidated balance sheet as required by SFAS No. 158. Beginning in fiscal 2008, the difference between actual amounts and estimates based on actuarial assumptions has been recognized in other comprehensive income in the period in which they occur.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

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

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2009	2008	2009	2008
Obligations and Funded Status
Change in benefit obligation
Benefit obligation at beginning of year*	$2,118,239	$2,228,255	$183,395	$215,878
Plan amendment	—	264	—	—
Adjustment due to change in measurement date	—	(36,973)	—	(5,269)
Service cost	60,352	60,916	286	490
Interest cost	139,798	129,953	11,807	12,159
Amendments	—	2,224	—	(1,423)
Actuarial loss (gain)	(197,127)	(132,854)	(23,921)	(20,315)
Benefits paid	(129,950)	(133,546)	(16,593)	(18,125)

Benefit obligation at end of year	$1,991,312	$2,118,239	$154,974	$183,395

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2009	2008	2009	2008
Change in plan assets
Fair value of plan assets at beginning of year*	$2,055,259	$2,164,905	$54,140	$58,119
Adjustment due to change in measurement date	—	21,594	—	(125)
Actual return on plan assets	(492,703)	(1,830)	(9,678)	(1,013)
Retiree contributions	—	—	7,968	8,526
Employer contributions	2,898	4,136	13,792	15,284
Benefits paid	(129,950)	(133,546)	(24,561)	(26,651)

Fair value of plan assets at end of year	$1,435,504	$2,055,259	$41,661	$54,140

Funded status	$(555,808)	$(62,980)	$(113,313)	$(129,255)

*
For fiscal 2007, a December 31 measurement date was used.

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2009	2008	2009	2008
Amounts Recognized in the Balance Sheet
Prepaid pension assets	$—	$25,280
Other accrued liabilities	(3,137)	(3,993)	$(12,058)	$(13,560)
Postretirement and postemployment benefits liabilities	—	—	(101,255)	(115,695)
Accrued pension liability	(552,671)	(84,267)	—	—

Net amount recognized	$(555,808)	$(62,980)	$(113,313)	$(129,255)

Accumulated other comprehensive loss (income) related to:
Unrecognized net actuarial losses	1,096,491	641,127	37,268	50,358
Unrecognized prior service benefit	(2,476)	(2,866)	(64,827)	(73,530)

Accumulated other comprehensive loss (income)	$1,094,015	$638,261	$(27,559)	$(23,172)

        The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2010 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial losses	$25,750	$2,092
Amortization of prior service benefits	(389)	(8,630)

Total	$25,361	$(6,538)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        The accumulated benefit obligation for all defined benefit pension plans was $1,757,845 as of March 31, 2009 and $1,852,851 as of March 31, 2008.

	March 31
	2009	2008
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$1,991,312	$51,094
Accumulated benefit obligation	1,757,845	40,462
Fair value of plan assets	1,435,504	*

    *
    The pension plan with an accumulated benefit obligation in excess of plan assets as of March 31, 2008 is ATK's defined benefit nonqualified supplemental executive retirement plan discussed above.

        The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended March 31			Years Ended March 31
	2009	2008	2007	2009	2008	2007
Service cost	$60,352	$60,916	$54,927	$286	$490	$497
Interest cost	139,798	129,953	121,375	11,807	12,159	12,696
Expected return on plan assets	(187,661)	(182,145)	(150,557)	(3,810)	(4,045)	(3,851)
Amortization of unrecognized net loss	27,872	42,047	46,082	2,657	3,736	5,207
Amortization of unrecognized prior service cost	(389)	(578)	(837)	(8,704)	(8,911)	(9,029)

Net periodic benefit cost before special termination benefits cost/ curtailment	39,972	50,193	70,990	2,236	3,429	5,520
Special termination benefits cost/ curtailment	—	—	—	—	(778)	—

Net periodic benefit cost	$39,972	$50,193	$70,990	$2,236	$2,651	$5,520

        During fiscal 2008 ATK recorded a curtailment gain of $778 to recognize the impact on other PRB plans associated with the elimination of future subsidized medical benefits under a negotiated union contract.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

Assumptions

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted-Average Assumptions Used to Determine Benefit Obligations as of March 31
Discount rate	8.15%	6.80%	6.10%	7.90%	6.80%	6.10%
Rate of compensation increase:
Union	3.82%	3.75%	3.50%
Salaried	4.09%	3.95%	3.73%

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended March 31
Discount rate	6.80%	6.10%	5.80%	6.80%	6.10%	5.80%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	6.00%/8.00%	6.00%/8.00%	6.00%/8.00%
Rate of compensation increase:
Union	3.75%	3.50%	3.00%
Salaried	3.95%	3.73%	3.25%

        In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK's own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. The expected long-term rate of return of 9.0% used in fiscal 2009 for the plans was based on an asset allocation range of 30-60% in equity investments, 20-30% in fixed income investments, 5-15% in real estate/real asset investments, 10-25% collectively in hedge fund and private equity investments, and 0-5% in cash investments. The actual return in any fiscal year will likely differ from ATK's assumption, but ATK estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.

        In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

long periods. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

	2010	2009
Assumed Health Care Cost Trend Rates used to Measure Expected Cost of Benefits
Weighted average health care cost trend rate	6.90%	7.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.40%	5.40%
Fiscal year that the rate reaches the ultimate trend rate	2017	2017

        Since fiscal 2006, health care cost trend rates have been set specifically for each benefit plan and design. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$589	$(527)
Effect on postretirement benefit obligation	7,465	(6,689)

Plan Assets

        Pension.    ATK's pension plan weighted-average asset allocations at March 31, 2009 and 2008, and the target allocations for fiscal 2010, by asset category are as follows:

	Target Range	Actual as of March 31
Asset Category	2010	2009	2008
Domestic equity	15-30%	22.3%	24.0%
International equity	15-30%	20.5%	21.5%
Fixed income	20-30%	27.2%	25.5%
Real assets	5-15%	9.3%	7.9%
Hedge funds/private equity	10-25%	20.3%	15.2%
Other investments/cash	0-5%	0.4%	5.9%

Total	100%	100%	100%

        Pension plan assets for ATK's qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments, real asset investments, real estate, timber, energy, hedge funds, private equity, and cash. For certain plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements. ATK's investment objectives for the pension plan assets are to minimize the present value of expected funding contributions and to meet or exceed the rate of return assumed for plan funding purposes over the long term. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

to achieve the investment objectives. ATK has a Committee which, assisted by outside consultants, evaluates the objectives and investment policies concerning its long-term investment goals and asset allocation strategies. In 2008, ATK modified the pension asset strategy with the objective of reducing volatility relative to pension liabilities while still achieving a competitive investment return, achieving diversification between and within various asset classes, and managing other risks. In order to reduce the volatility between the value of pension assets and liabilities, ATK increased its allocation to fixed income as well as lengthened the duration of its fixed income holdings. ATK regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Target allocation ranges are guidelines, not limitations, and occasionally due to market conditions and other factors actual asset allocation may vary above or below a target.

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

        There was no direct ownership of ATK common stock included in plan assets as of March 31, 2009 or 2008.

        Other Postretirement Benefits.    ATK's other PRB obligations were 27% and 30% pre-funded as of March 31, 2009 and 2008, respectively.

        Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 33% and 34% of the assets were held in the 401(h) account as of March 31, 2009 and 2008, respectively. The remaining assets are in fixed income investments. ATK's investment objective for the other PRB plan assets is the preservation and safety of capital.

Contributions

        ATK made a qualified pension plan trust prepayment contribution of $150,000 in April 2009 (fiscal 2010) of which $45,000 was the legally required minimum contribution for fiscal 2010. ATK is not required to make additional contributions to its qualified pension plan in fiscal 2010 but expects to distribute approximately $3,137 directly to retirees under its supplemental executive retirement plans, and contribute approximately $14,700 to its other postretirement benefit plans in fiscal 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

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

	Pension Benefits	Other Postretirement Benefits
2010	$134,949	$17,658
2011	154,626	16,824
2012	146,242	16,507
2013	150,966	15,829
2014	159,052	15,231
2015 through 2019	933,241	68,447

Termination

        In the event ATK terminates any of the plans under conditions in which the plan's assets exceed that plan's obligations, U.S. government regulations require that a fair allocation of any of the plan's assets based on plan contributions that were reimbursed under U.S. government contracts will be returned to the U.S. government.

  Defined Contribution Plan

        ATK also sponsors a defined contribution plan. Participation in this plan is available to substantially all employees, except for those within Eagle. The defined contribution plan is a 401(k) plan to which employees may contribute up to 50% of their pay (subject to limitations). Employee contributions are invested, at the employees' direction, among a variety of investment alternatives including an ATK stock fund. Participants may transfer amounts into and out of the investment alternatives at any time. Effective January 1, 2004, the ATK matching contribution to this plan depends on a participant's years of service and certain other factors. Participants receive:

  •
  a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 2% (or, in certain cases, 3%) of the participant's contributed pay,

  •
  a matching contribution of 50% up to 6% of the participant's contributed pay,

  •
  an automatic 6% pre-tax contribution rate (of which participants can either change or opt out) along with a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 3% of the participant's contributed pay (subject to one-year vesting) and a non-elective contribution based on recognized compensation and age and service (subject to three-year vesting), or

  •
  no matching contribution.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        ATK's contributions to the plan were $33,745 in fiscal 2009, $26,411 in fiscal 2008, and $19,998 in fiscal 2007.

        Approximately 1,780, or 9%, of ATK's employees are covered by collective bargaining agreements.

11. Income Taxes

        ATK's income tax provision consists of:

	Years Ended March 31
	2009	2008	2007
Current:
Federal	$51,240	$134,487	$(1,531)
State	1,425	8,913	23
Deferred:
Federal	103,423	(18,101)	74,142
State	10,576	2,359	7,583

Income tax provision	$166,664	$127,658	$80,217

        The items responsible for the differences between the federal statutory rate and ATK's effective rate are as follows:

	Years Ended March 31
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	4.5%	3.2%	2.3%
Goodwill impairment	11.8%	—%	—%
Extraterritorial income benefit	—%	—%	(2.0)%
Domestic manufacturing deduction	(1.2)%	(1.8)%	(0.5)%
Research and development credit	(0.9)%	(0.5)%	(1.3)%
Changes in previous contingencies	—%	(0.3)%	(2.6)%
Other non-deductible costs/(tax benefits), net	0.8%	0.8%	(0.5)%
Change in valuation allowance	1.8%	—%	(0.1)%
Income tax provision	51.8%	36.4%	30.3%

        ATK's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2009 of 51.8% differs from the federal statutory rate of 35% due to the non-deductibility for tax purposes of the non-cash goodwill impairment charge, valuation allowance related to capital loss carryovers, state income taxes, and other provision adjustments which increased the rate, and the domestic manufacturing deduction (DMD) and research and development (R&D) tax credits which decreased the rate.

        The effective tax rate for fiscal 2008 of 36.4% differs from the federal statutory rate of 35% due to state income taxes and other provision adjustments which increased the rate, and DMD, R&D tax credits, and changes in previous contingencies which decreased the rate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Income Taxes (Continued)

        Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. As of March 31, 2009 and 2008 the components of deferred tax assets and liabilities were as follows:

	Years Ended March 31
	2009	2008
Deferred tax assets	$798,958	$616,989
Deferred tax liabilities	(676,727)	(564,115)
Valuation allowance	(7,608)	(2,908)

Net deferred tax assets	$114,623	$49,966

        As of March 31, 2009 and 2008, the deferred tax assets and liabilities resulted from temporary differences related to the following:

	March 31
	2009	2008
Other comprehensive income provision	$418,309	$240,012
Postretirement benefit obligations	63,645	68,313
Reserves for employee benefits	53,729	53,578
Other reserves	26,839	23,521
State carryforwards	11,641	12,318
Environmental reserves	8,948	8,405
Other	9,323	9,788
Pension	(274,534)	(227,818)
Property, plant, and equipment	(69,010)	(53,799)
Intangible assets	(68,103)	(63,641)
Debt-related	(35,488)	(26,239)
Long-term contract method of revenue recognition	(23,068)	8,436
Valuation allowance	(7,608)	(2,908)

Net deferred income tax asset	$114,623	$49,966

        ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The valuation allowance of $7,608 at March 31, 2009 relates to capital loss carryovers and certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance was increased by $4,700 during fiscal 2009 primarily related to the recognition of a valuation allowance of the outstanding capital loss carryovers of $5,929. The amount was reduced by $1,229 due to the expiration of a capital loss carryforward, expiration of state credit carryforwards, and a change in the amount of state carryforward benefits expected to be utilized before expiration.

        The deferred tax assets include $4,894 related to state tax credit carryforwards and $6,747 for state net operating loss carryforwards. These carryforwards expire as follows: $1,656 through fiscal 2015, $1,307 in fiscal 2016 through fiscal 2020, $2,622 in fiscal 2021 through fiscal 2025, and $4,731 in fiscal 2026 through 2029. The remaining $1,216 as well as alternative minimum tax credits of $109 can be carried forward indefinitely.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Income Taxes (Continued)

        The federal R&D tax credit was extended through December 31, 2009. If the federal R&D tax credit is not extended through the end of the fiscal year there would be an unfavorable impact on ATK's fiscal 2010 effective income tax rate.

        Income taxes paid, net of refunds, totaled $118,760 in fiscal 2009, $91,261 in fiscal 2008, and $3,889 in fiscal 2007.

FASB Interpretation No. 48

        As discussed in Note 1, effective April 1, 2007, ATK adopted FIN 48. The cumulative effects of applying this interpretation were recorded as a decrease of $7,676 to retained earnings, an increase of $2,693 to net deferred income tax assets and an increase of $10,369 to accrued income taxes as of April 1, 2007.

        In conjunction with the adoption of FIN 48, ATK classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. ATK also began reporting income tax-related interest income within the income tax provision. In prior periods, such interest income was reported in other income. Penalties and tax-related interest expense are reported as a component of the income tax provision. As of March 31, 2009 and 2008, $2,814 and $1,636 of income tax-related interest and $411and $564 of penalties were included in accrued income taxes, respectively.

        ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2002. The Internal Revenue Service has completed the audits of ATK through fiscal 2006. ATK is subject to examination in the U.S. federal tax jurisdiction for fiscal 2007 and fiscal 2008. We believe appropriate provisions for all outstanding issues have been made for all open years in all jurisdictions.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31, 2009	Year Ended March 31, 2008
Unrecognized Tax Benefits—beginning of period	$19,561	$16,244
Gross increases—tax positions in prior periods	3,374	1,594
Gross decreases—tax positions in prior periods	(533)	(2,228)
Gross increases—current-period tax positions	4,841	5,204
Gross decreases—current-period tax positions	(106)	(1,253)
Lapse of statute of limitations	(1,309)	—

Unrecognized Tax Benefits—end of period	$25,828	$19,561

        As of March 31, 2009 and 2008, the total amount of unrecognized tax benefits was $25,828 and $19,561, respectively, of which $20,407 and $16,819, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. In the next 12 months it is reasonably possible that the gross liability for unrecognized tax benefits will decrease by $1,125 primarily as a result of the lapsing of statutes of limitations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

12. Commitments

        ATK leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $68,086 in fiscal 2009, $62,739 in fiscal 2008, and $61,410 in fiscal 2007.

        The following table summarizes ATK's contractual obligations and commercial commitments as of March 31, 2009:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Long-term debt	$1,454,382	$293,679	$561,250	$—	$599,453
Interest on debt(1)	322,674	$40,636	102,983	65,967	113,088
Operating leases	313,078	66,098	106,657	89,237	51,086
Environmental remediation costs, net	24,976	2,703	703	4,030	17,540
Pension and other PRB plan contributions	1,763,047	65,795	436,793	479,567	780,892

Total contractual obligations	$3,878,157	$468,911	$1,208,386	$638,801	$1,562,059

		Commitment Expiration by period
	Total	Within 1 year	1-3 years
Other commercial commitments:
Letters of credit	$153,570	$35,190	$118,380

(1)
Includes interest on variable rate debt calculated based on interest rates at March 31, 2009. Variable rate debt was approximately 19% of ATK's total debt at March 31, 2009.

        The total liability for uncertain tax positions under FIN 48 at March 31, 2009 was approximately $25,828 (see Note 11). Of this amount, $25,570 is not expected to be paid within 12 months and is therefore classified within other long-term liabilities. ATK is not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current FIN 48 obligations.

        Pension plan contributions are an estimate of ATK's minimum funding requirements through fiscal 2019 to provide pension benefits for employees based on expected actuarial estimated service accruals through fiscal 2019 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

12. Commitments (Continued)

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

13. Contingencies

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

        On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. The lawsuit was initially filed under seal. ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007. Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007. On May 29, 2008, ATK filed its answer to the complaint. The DOJ subsequently filed a motion to strike the affirmative defenses set forth in ATK's answer. On July 14, 2008, ATK filed its opposition to the motion to strike. On October 16, 2008, the court granted the motion in part and denied it in part. Discovery is underway in the case.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

13. Contingencies (Continued)

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

        The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.75% and 2.5% as of March 31, 2009 and 2008, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2009		March 31, 2008
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(62,080)	$37,104	$(64,204)	$39,253
Unamortized discount	5,798	(2,900)	7,831	(3,811)

Present value amounts (payable) receivable	$(56,282)	$34,204	$(56,373)	$35,442

        Amounts payable or receivable in periods beyond fiscal 2010 have been classified as non-current on the March 31, 2009 balance sheet. As such, of the $56,282 net liability, $8,363 is recorded within other current liabilities and $47,919 is recorded within other non-current liabilities. Of the $34,204 net receivable, $5,660 is recorded within other current assets and $28,544 is recorded within other non-current assets. As of March 31, 2009, the estimated discounted range of reasonably possible costs of environmental remediation was $56,282 to $83,836.

        ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

13. Contingencies (Continued)

    breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

13. Contingencies (Continued)

        At March 31, 2009, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2010	$2,703
Fiscal 2011	372
Fiscal 2012	331
Fiscal 2013	2,287
Fiscal 2014	1,743
Thereafter	17,540

Total	$24,976

        There were no material insurance recoveries related to environmental remediation during fiscal 2009, 2008, or 2007.

14. Stockholders' Equity

        ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

        ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of March 31, 2009, ATK has authorized up to 1,532,360 common shares under the 2005 Stock Incentive Plan, of which 283,557 common shares are available to be granted. No new grants will be made out of the other three plans.

        There are four types of awards outstanding under ATK's stock incentive plans: performance awards, total stockholder return performance awards (TSR awards), restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards and TSR awards, grant of restricted stock, or exercise of stock options.

        As of March 31, 2009, there were up to 634,058 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares, 174,973 shares were earned during fiscal 2009 upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2007 through fiscal 2009 period and were distributed or deferred in May 2009; up to 198,327 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2008 through fiscal 2010 period; up to 151,680 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2009 through fiscal 2011 period; and up to 44,918 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2010 through fiscal 2012 period. In April 2008, 168,821 shares were distributed or deferred into ATK's non-qualified management deferred compensation plans upon achievement of a specified performance goal relating to supply chain management savings in fiscal 2008.

        As of March 31, 2009, there were up to 64,160 shares reserved for TSR awards for key employees. ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Stockholders' Equity (Continued)

The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. The weighted average fair value of TSR awards granted was $30.56 during fiscal 2009. The weighted average assumptions used in estimating the value of the TSR award were as follows:

Year Ended March 31,
2009
Risk-free rate	1.17%
Expected volatility	25.8%
Expected dividend yield	0%
Expected award life	3 years

        Restricted stock issued to non-employee directors and certain key employees totaled 67,526 shares in fiscal 2009, 37,713 shares in fiscal 2008, and 38,214 shares in fiscal 2007. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK's common stock as of the grant date.

        Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK's common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally granted with a seven-year term; most grants prior to that had a ten-year term.

        The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK's stock over the past five years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. No options were granted during fiscal 2008. The weighted average fair value of options granted was $24.83 and $28.58 during fiscal 2009 and 2007, respectively. The following weighted average assumptions were used for grants:

	Years Ended March 31
	2009	2007
Risk-free rate	2.96%	4.9%
Expected volatility	19.11%	30.9%
Expected dividend yield	0%	0%
Expected option life	5 years	5 years

        Effective April 1, 2006, ATK adopted SFAS 123(R), Share-Based Payments, and related Securities and Exchange Commission (SEC) rules included in Staff Accounting Bulletin (SAB) No. 107. ATK adopted SFAS 123(R) on a modified prospective basis, which requires the application of the accounting

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Stockholders' Equity (Continued)

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

        Total pre-tax stock-based compensation expense of $18,952, $23,415, and $38,076, was recognized during fiscal 2009, 2008, and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $7,514, $9,224, and $15,169 during fiscal 2009, 2008, and 2007, respectively.

        A summary of ATK's stock option activity is as follows:

	Year Ended March 31, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in 000s)
Outstanding at beginning of period	1,168,924	$58.15
Granted	5,000	105.63
Exercised	(133,262)	47.87
Forfeited/expired	(2,758)	61.02
Outstanding at end of period	1,037,904	$58.70	2.8	$9.01
Options exercisable at end of period	1,015,153	$58.12	2.7	$9.21

        The total intrinsic value of options exercised was $6,379, $16,444, and $15,189 during fiscal 2009, 2008, and 2007, respectively. Total cash received from options exercised was $7,413, $16,310, and $17,452 during fiscal 2009, 2008, and 2007, respectively.

        A summary of ATK's performance share award, TSR award, and restricted stock award activity is as follows:

	Year Ended March 31, 2009
	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 1, 2008	630,324	$87.85
Granted	182,657	57.21
Canceled/forfeited	(23,210)	91.32
Vested	(213,345)	78.66

Nonvested at March 31, 2009	576,426	$80.67

        As of March 31, 2009, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $31,316 and is expected to be realized over a weighted average period of 1.6 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Stockholders' Equity (Continued)

  Share Repurchases

        On January 31, 2006, ATK's Board of Directors authorized the repurchase of an additional 5,000,000 shares through January 31, 2008. In February and March 2006, ATK repurchased 1,315,104 shares for $100,000. During fiscal 2007, ATK repurchased 2,585,200 shares for $201,880. During fiscal 2008, ATK repurchased 942,200 shares for $100,068. The Board's authorization expired January 31, 2008. On August 5, 2008, ATK's Board authorized the repurchase of up to an additional 5,000,000 shares. The Board has determined that the repurchase program will serve primarily to offset dilution from the Company's employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board. During fiscal 2009, ATK repurchased 299,956 shares for $31,609. As of March 31, 2009, there were 4,700,044 remaining shares authorized to be repurchased.

        Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2009, this limit was approximately $352,000. As of March 31, 2009, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which among other items, would allow payments for future share repurchases, as long as ATK maintains certain senior debt limits, with an annual limit, when those debt limits are not met, of $50,000 plus proceeds of any equity issuances plus 50% of net income since March 29, 2007.

15. Operating Segment Information

        During fiscal 2009, ATK realigned its business operations. As a result of this realignment, ATK combined the Space division of ATK Mission Systems with ATK Launch Systems into a single group now known as ATK Space Systems. Following this realignment, ATK has three segments: ATK Armament Systems, ATK Mission Systems, and ATK Space Systems. These operating segments are defined based on the reporting and review process used by ATK's chief executive officer. Revenue by product line has not been provided as to do so would be impracticable.

  •
  ATK Armament Systems, which generated 38% of ATK's external sales in fiscal 2009, produces military ammunition and gun systems; commercial products; and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

  •
  ATK Mission Systems, which generated 26% of ATK's external sales in fiscal 2009, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: large-caliber direct fires, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launce structures.

  •
  ATK Space Systems, which generated 36% of ATK's external sales in fiscal 2009, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Other products include ordnance, such as decoy and illuminating flares.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

15. Operating Segment Information (Continued)

        All of ATK's segments derive the majority of their sales from contracts with, and prime contractors to, the U.S. Government. ATK's U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government Sales	Percent of sales
2009	$3,486,456	76%
2008	3,257,000	78%
2007	2,817,000	79%

        The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 12%, 12%, and 14% of total fiscal 2009, fiscal 2008, and fiscal 2007 sales, respectively. ATK's contract with NASA for the Reusable Solid Rocket Motors (RSRM) for the Space Shuttle, which is reported within ATK Space Systems, represented 9%, 9%, and 11%, of ATK's total fiscal 2009, fiscal 2008, and fiscal 2007 sales, respectively.

        No single commercial customer accounted for 10% or more of ATK's total sales during fiscal 2009, 2008, or 2007.

        ATK's foreign sales to customers were $385,829 in fiscal 2009, $257,655 in fiscal 2008, and $247,162 in fiscal 2007. Approximately 51% of these sales were in ATK Armament Systems, 37% were in ATK Mission Systems, and 12% were in ATK Space Systems. Sales to no individual country outside the United States accounted for more than 1% of ATK's sales in fiscal 2009. Substantially all of ATK's assets are held in the United States.

        The following summarizes ATK's results by segment:

	Year Ended March 31, 2009
	ATK Armament Systems	ATK Mission Systems	ATK Space Systems	Corporate	Total
Sales:
External customers	$1,737,909	$1,215,018	$1,630,297	$—	$4,583,224
Intercompany	18,382	173,965	12,013	(204,360)	—

Total	1,756,291	1,388,983	1,642,310	(204,360)	4,583,224
Capital expenditures	26,004	33,492	33,239	18,746	111,481
Depreciation	20,459	20,486	30,863	8,329	80,137
Amortization of intangible assets	—	4,634	982	—	5,616
Income before interest, income taxes and minority interest	171,563	153,341	79,560	(20,007)	384,457
Total assets	806,580	918,711	1,155,429	712,443	3,593,163

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

15. Operating Segment Information (Continued)

	Year Ended March 31, 2008
	ATK Armament Systems	ATK Mission Systems	ATK Space Systems	Corporate	Total
Sales:
External customers	$1,476,716	$1,139,038	$1,555,971	$—	$4,171,725
Intercompany	23,936	155,133	17,376	(196,445)	—

Total	1,500,652	1,294,171	1,573,347	(196,445)	4,171,725
Capital expenditures	25,203	33,052	28,482	13,972	100,709
Depreciation	17,998	17,401	30,675	5,437	71,511
Amortization of intangible assets	—	5,070	905	—	5,975
Income before interest, income taxes and minority interest	139,603	129,028	192,995	(31,098)	430,528
Total assets	711,374	811,860	1,234,668	438,292	3,196,194

	Year Ended March 31, 2007
	ATK Armament Systems	ATK Mission Systems	ATK Space Systems	Corporate	Total
Sales:
External customers	$1,276,228	$1,035,392	$1,253,452	$—	$3,565,072
Intercompany	25,605	108,422	26,402	(160,429)	—

Total	1,301,833	1,143,814	1,279,854	(160,429)	3,565,072
Capital expenditures	18,564	24,481	21,510	16,531	81,086
Depreciation	17,870	16,328	32,040	3,142	69,380
Amortization of intangible assets	—	5,070	1,702	—	6,772
Income before interest, income taxes and minority interest	112,614	102,394	159,512	(34,792)	339,728
Total assets	671,040	785,463	1,088,202	329,977	2,874,682

        Certain administrative functions are primarily managed by ATK at the corporate headquarters ("Corporate"). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, and income taxes. Pension and postretirement benefit expenses are allocated to each segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate" and were $26,001, $23,366, and $18,278 for fiscal 2009, 2008, and 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

16. Quarterly Financial Data (Unaudited)

        Quarterly financial data is summarized as follows:

	Fiscal 2009 Quarter Ended
	June 28	September 28	December 28	March 31
Sales	$1,124,865	$1,091,951	$1,109,450	$1,256,958
Gross profit	219,272	240,231	229,584	286,824
Net income (loss)	57,867	64,982	65,022	(32,753)
Earnings per share:
Basic earnings (loss) per share	1.76	1.98	1.99	(1.00)
Diluted earnings (loss) per share	1.64	1.87	1.96	(1.00)

	Fiscal 2008 Quarter Ended
	July 1	September 30	December 30	March 31
Sales	$958,372	$1,029,345	$1,054,865	$1,129,143
Gross profit	192,190	198,369	212,664	243,092
Net income	52,404	51,175	58,330	60,438
Earnings per share:
Basic earnings per share	1.58	1.55	1.79	1.85
Diluted earnings per share	1.50	1.44	1.65	1.72

        The sum of the per share amounts for the quarters may not equal the total for the year due to the application of the treasury stock method. Dilutive loss per share equals basic loss per share for the fourth quarter of fiscal 2009 due to the fact that dilutive shares outstanding for the quarter are anti-dilutive.

        During the fourth quarter of fiscal 2009, ATK recorded a non-cash goodwill impairment charge of $108,500, as discussed in Note 7. Additionally, ATK recorded additional tax expense for the valuation allowance related to its capital loss carryover of $5,398 as well as a $6,000 write-off of an accounts receivable balance related to a customer bankruptcy filing. During the fourth quarter of fiscal 2008, ATK recorded a pre-tax charge of $6,567 within general and administrative expenses for transaction costs related to an acquisition that was terminated in fiscal 2008.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        ATK's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009 and have concluded that ATK's disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        During the quarter ended March 31, 2009, there was no change in ATK's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, ATK's internal control over financial reporting.

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

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, ATK designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of ATK's internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors ATK's internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that ATK's internal control over financial reporting is effective as of March 31, 2009.

        Our internal control over financial reporting as of March 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ DANIEL J. MURPHY
Chairman of the Board, President and Chief Executive Officer
/s/ JOHN L. SHROYER
Senior Vice President and Chief Financial Officer
May 21, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:
Minneapolis, Minnesota

        We have audited the internal control over financial reporting of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2009 of the Company and our report dated May 21, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of new accounting standards.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
May 21, 2009

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from ATK's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K. ATK will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2009.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding ATK's directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in ATK's Proxy Statement for the 2009 Annual Meeting of Stockholders. Information regarding ATK's executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.

        Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2009 Proxy Statement.

        Information regarding ATK's code of ethics (ATK's Business Ethics Code of Conduct), which ATK has adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Business Ethics Code of Conduct in the 2009 Proxy Statement. ATK's Business Ethics Code of Conduct is available on our website at www.atk.com by selecting About Us and then Values.

        Since the date of ATK's 2008 Proxy Statement, there have been no material changes to the procedures by which security holders may recommend nominees to ATK's Board of Directors.

        Information regarding ATK's Audit Committee, including the Audit Committee's financial experts, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2009 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        Information about compensation of ATK's named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2009 Proxy Statement, with the exception of the subsection of Executive Compensation under the heading Compensation Committee Report, which subsection is not incorporated by reference. Information about compensation of ATK's directors is incorporated by reference from the section entitled Director Compensation in the 2009 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2009 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2009 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information regarding transactions with related persons is incorporated by reference from the section entitled Certain Relationships and Related Transactions in the 2009 Proxy Statement.

        Information about director independence is incorporated by reference from the section entitled Corporate Governance—Director Independence in the 2009 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2009 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this Report

1.     Financial Statements

        The following is a list of all of the Consolidated Financial Statements included in Item 8 of Part II:

2.     Financial Statement Schedules

        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

3.     Exhibits

        See Exhibit Index at the end of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.
DATE: MAY 21, 2009	BY:	/S/ JOHN L. SHROYER
	NAME:	JOHN L. SHROYER
	TITLE:	Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ DANIEL J. MURPHY Daniel J. Murphy	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
/s/ JOHN L. SHROYER John L. Shroyer	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
* Frances D. Cook	Director
* Martin C. Faga	Director
* Ronald R. Fogleman	Director
* Cynthia L. Lesher	Director
* Douglas L. Maine	Director
* Roman Martinez IV	Director
* Mark H. Ronald	Director
* Michael T. Smith	Director
* William G. Van Dyke	Director

*By:	/s/ KEITH D. ROSS
Name:	Keith D. Ross Attorney-in-fact

Date: May 21, 2009

ALLIANT TECHSYSTEMS INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2009
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
3(i).1*
Restated Certificate of Incorporation of the Registrant, effective July 20, 1990, including Certificate of Correction effective September 21, 1990 (Exhibit 3(i).1 to Form 10-Q for the quarter ended September 28, 2008).
3(i).2*
Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3(i).2 to Form 10-Q for the quarter ended September 28, 2008).
3(i).3*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (Exhibit 3(i).3 to Form 10-Q for the quarter ended September 28, 2008).
3(i).4*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 7, 2002 (Exhibit 3(i).4 to Form 10-Q for the quarter ended September 28, 2008).
3(i).5*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 5, 2008 (Exhibit 3(i).5 to Form 10-Q for the quarter ended September 28, 2008).
3(ii).1*	Bylaws of the Registrant, as Amended and Restated Effective August 1, 2006 (Exhibit 3.1 to Form 8-K dated August 1, 2006).
4.1*	Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to the Form 10-K for the year ended March 31, 2005).
4.2*
Rights Agreement, dated as of May 7, 2002, by and between the Registrant and The Bank of New York Mellon, successor to LaSalle Bank National Association, as rights agent (Exhibit 4.1 to the Form 8-A filed on May 14, 2002).
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
10.4.1*
Environmental Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (Exhibit 10.2.1 to the Form 10-K for the year ended March 31, 2003 (the "Fiscal 2003 Form 10-K")).
10.4.2*	Amendment to Environmental Agreement, dated March 15, 1995 (Exhibit 10.2.2 to the Fiscal 2003 Form 10-K).
10.5*
Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1, filed September 17, 1990, to the Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990).
10.6*#	Description of non-employee Directors' cash and equity compensation (Item 1.01 of Form 8-K dated October 29, 2007).
10.7*#
Non-Employee Director Restricted Stock Award and Stock Deferral Program (as amended and restated October 30, 2007) Under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated October 29, 2007).
10.8*#	Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated as of October 30, 2007 (Exhibit 10.3 to Form 8-K dated October 29, 2007).
10.9*#	Deferred Fee Plan for Non-Employee Directors, as amended and restated October 30, 2007 (Exhibit 10.2 to Form 8-K dated October 29, 2007).
10.10.1*#	Employment Agreement with Daniel J. Murphy dated February 1, 2004 (Exhibit 10.15 to the Fiscal 2004 Form 10-K).
10.10.2*#	Amendment to Employment Agreement with Daniel J. Murphy (Exhibit 10.2 to Form 8-K dated December 20, 2005).
10.10.3*#	Amendment to Employment Agreement with Daniel J. Murphy dated as of March 10, 2008 (Exhibit 10.1 to Form 8-K dated March 10, 2008).
10.10.4*#	Amendment to Employment Agreement with Daniel J. Murphy dated as of August 4, 2008 (Exhibit 10.1 to Form 8-K dated August 4, 2008).
10.11*#	Agreement and General Release of Claims between the Registrant and Ronald D. Dittemore dated June 18, 2008 (Exhibit 10.1 to Form 10-Q for the quarter ended June 29, 2008).
10.12#	Separation Agreement and General Release of Claims between the Registrant and Carl A. Marchetto dated December 17, 2008.
10.13*#	Alliant Techsystems Inc. Executive Officer Incentive Plan (Exhibit 10.1 to Form 8-K dated August 1, 2006).
10.14.1*#	Alliant Techsystems Inc. 2005 Stock Incentive Plan (As Amended and Restated Effective July 31, 2007) (Exhibit 10.1 to Form 8-K dated July 31, 2007).
10.14.2*#
Form of Non-Qualified Stock Option Award Agreement (Cliff Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.2 to the Form 10-K for the year ended March 31, 2006 (the "Fiscal 2006 Form 10-K")).

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
10.14.7*#
Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2009-2011 Performance Period (Exhibit 10.14.9 to the Form 10-K for the year ended March 31, 2008).
10.14.8#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2010-2012 Performance Period.
10.14.9#	Form of Relative Stockholder Return Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2010-2012 Performance Period.
10.14.10*#	Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.7 to the Fiscal 2006 Form 10-K).
10.15.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.16.1 to the Fiscal 2007 Form 10-K).
10.15.2*#
Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Form 10-K for the year ended March 31, 2002 (the "Fiscal 2002 Form 10-K")).
10.15.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).
10.15.4*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Fiscal 2004 Form 10-K).
10.15.5*#	Amendment No. 4 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.3 to Form 8-K dated January 30, 2007).
10.15.6*#	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.1 to Form 8-K dated February 4, 2005).
10.16.1*#	First Amendment and Restatement of 2000 Stock Incentive Plan effective January 23, 2001 (Exhibit 10.25.1 to the Fiscal 2002 Form 10-K).
10.16.2*#	Amendment 1 to First Amendment and Restatement of 2000 Stock Incentive Plan effective April 24, 2001 (Exhibit 10.25.2 to the Fiscal 2002 Form 10-K).

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.16.3*#	Amendment 2 to First Amendment and Restatement of 2000 Stock Incentive Plan effective January 21, 2002 (Exhibit 10.25.3 to the Fiscal 2002 Form 10-K).
10.16.4*#	Amendment 3 to First Amendment and Restatement of Alliant Techsystems Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 10-Q for the quarter ended October 3, 2004).
10.16.5*#	Amendment 4 to First Amendment and Restatement of Alliant Techsystems Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 8-K dated January 30, 2007).
10.17.1*#	Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated October 29, 2007 (Exhibit 10.6 to Form 8-K dated October 29, 2007).
10.17.2*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).
10.18*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective October 29, 2007 (Exhibit 10.7 to Form 8-K dated October 29, 2007).
10.19.1*#	Alliant Techsystems Inc. Supplemental Executive Retirement Plan, as Amended and Restated October 29, 2007 (Exhibit 10.4 to Form 8-K dated October 29, 2007).
10.19.2#	Schedule 1, Updated as of January 13, 2009, to Alliant Techsystems, Inc. Supplemental Executive Retirement Plan.
10.20*#	Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, Amended and Restated October 29, 2007 (Exhibit 10.5 to Form 8-K dated October 29, 2007).
10.21*#	Alliant Techsystems Inc. Income Security Plan, Amended and Restated October 29, 2007 (Exhibit 10.8 to Form 8-K dated October 29, 2007).
10.22.1*#
Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Form 10-K for the fiscal year ended March 31, 1998 (the "Fiscal 1998 Form 10-K")).
10.22.2*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).
10.23.1*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to the Fiscal 1998 Form 10-K).
10.23.2*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to the Fiscal 1998 Form 10-K).
10.23.3*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to the Fiscal 1998 Form 10-K).
12	Computation of Ratio of Earnings to Fixed Charges
14*	The Registrant's Business Ethics Code of Conduct (Exhibit 14.1 to Form 8-K dated October 30, 2006).
21	Subsidiaries of the Registrant as of March 31, 2009.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.