Form 10-Q
period 2009-07-05
ALLIANT TECHSYSTEMS INC
filed 2009-08-13
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2009

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

As of August 2, 2009, 32,923,256 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED
(In thousands except per share data)	July 5, 2009	June 29, 2008 (1)
Sales	$1,209,134	$1,124,865
Cost of sales	949,289	905,593
Gross profit	259,845	219,272
Operating expenses:
Research and development	15,378	21,721
Selling	45,094	38,687
General and administrative	68,001	50,532
Income before interest, income taxes, and noncontrolling interest	131,372	108,332
Interest expense	(20,935)	(22,550)
Interest income	86	367
Income before income taxes and noncontrolling interest	110,523	86,149
Income tax provision	41,040	31,667
Net income	69,483	54,482
Less net income attributable to noncontrolling interest	52	90
Net income attributable to Alliant Techsystems Inc.	$69,431	$54,392

Alliant Techsystems Inc.’s earnings per common share:
Basic	$2.12	$1.66
Diluted	2.09	1.55

Alliant Techsystems Inc.’s weighted-average number of common shares outstanding:
Basic	32,728	32,826
Diluted	33,297	35,184

(1)          Restated due to the adoption of FSP ABP 14-1and SFAS No. 160

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	July 5, 2009	March 31, 2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$154,923	$336,700
Net receivables	916,456	899,543
Net inventories	215,240	238,600
Income tax receivable	—	34,835
Deferred income tax assets	29,019	29,223
Other current assets	51,958	39,843
Total current assets	1,367,596	1,578,744
Net property, plant, and equipment	540,265	540,041
Goodwill	1,195,986	1,195,986
Deferred income tax assets	63,959	69,582
Deferred charges and other non-current assets	234,965	192,992
Total assets	$3,402,771	$3,577,345
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$292,152	$289,859
Accounts payable	175,644	294,971
Contract advances and allowances	91,718	86,080
Accrued compensation	111,714	168,059
Accrued income taxes	26,971	—
Other accrued liabilities	192,313	166,341
Total current liabilities	890,512	1,005,310
Long-term debt	1,098,242	1,097,744
Postretirement and postemployment benefits liabilities	120,763	121,689
Accrued pension liability	411,803	552,671
Other long-term liabilities	120,451	125,362
Total liabilities	2,641,771	2,902,776
Contingencies (Note 14)
Common stock - $.01 par value
Authorized — 90,000,000 shares
Issued and outstanding — 32,916,548 shares at July 5, 2009 and 32,783,496 at March 31, 2009	329	328
Additional paid-in-capital	573,638	574,674
Retained earnings	1,489,893	1,420,462
Accumulated other comprehensive loss	(643,602)	(651,652)
Common stock in treasury, at cost — 8,368,901 shares held at July 5, 2009 and 8,771,565 shares held at March 31, 2009	(667,908)	(677,841)
Total Alliant Techsystems Inc. stockholders’ equity	752,350	665,971
Noncontrolling interest	8,650	8,598
Total equity	761,000	674,569
Total liabilities and equity	$3,402,771	$3,577,345

(1)          Restated due to the adoption of FSP ABP 14-1and SFAS No. 160

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
(In thousands)	July 5, 2009	June 29, 2008 (1)
Operating activities
Net income	$69,483	$54,482
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	22,597	18,781
Amortization of intangible assets	1,240	1,405
Amortization of debt discount	6,228	5,841
Amortization of deferred financing costs	710	728
Deferred income taxes	633	59
Loss on disposal of property	(926)	58
Share-based plans expense	4,682	4,898
Excess tax benefits from share-based plans	(745)	(2,392)
Changes in assets and liabilities:
Net receivables	(16,913)	(147,604)
Net inventories	23,360	18,055
Accounts payable	(107,595)	(12,482)
Contract advances and allowances	5,638	(8,283)
Accrued compensation	(61,555)	(54,614)
Accrued income taxes	68,619	11,520
Pension and other postretirement benefits	(137,088)	7,565
Other assets and liabilities	(28,704)	24,470
Cash used for operating activities	(150,336)	(77,513)
Investing activities
Capital expenditures	(32,169)	(31,579)
Acquisition of business	—	(7,511)
Proceeds from the disposition of property, plant, and equipment	1,257	106
Cash used for investing activities	(30,912)	(38,984)
Financing activities
Change in cash overdrafts	—	10,598
Payments made on bank debt	(3,438)	—
Payments made for debt issue costs	—	(5)
Proceeds from employee stock compensation plans	2,164	3,887
Excess tax benefits from share-based plans	745	2,392
Cash (used for) provided by financing activities	(529)	16,872
Decrease in cash and cash equivalents	(181,777)	(99,625)
Cash and cash equivalents - beginning of period	336,700	119,773
Cash and cash equivalents - end of period	$154,923	$20,148

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$8,806	$3,323

(1)          Restated due to the adoption of FSP ABP 14-1and SFAS No. 160

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Amounts in thousands except share	Common Stock $.01 Par Value		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total
data)	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
For the quarter ended July 5, 2009:
Balance at March 31, 2009	32,783,496	$328	$574,674	$1,420,462	$(651,652)	$(677,841)	$8,598	$674,569
Comprehensive income:
Net income		—	—	69,431	—	—	52	69,483
Other comprehensive income (see Note 7):
Adjustments, net		—	—	—	8,050	—	—	8,050
Comprehensive income								77,533
Exercise of stock options	47,962	—	(1,543)	—	—	3,707	—	2,164
Restricted stock grants	14,950	—	(1,204)	—	—	1,204	—	—
Share-based compensation	—	—	4,682	—	—	—	—	4,682
Performance shares issued net of treasury stock withheld	71,540	—	(8,439)	—	—	5,214	—	(3,225)
Tax benefit related to share based plans and other	—	—	5,429	—	—	—	—	5,429
Employee benefit plans and other	(1,400)	1	39	—	—	(192)	—	(152)
Balance at July 5, 2009	32,916,548	$329	$573,638	$1,489,893	$(643,602)	$(667,908)	$8,650	$761,000

For the quarter ended June 29, 2008:
Balance at March 31, 2008	32,795,800	$328	$573,321	$1,279,696	$(376,636)	$(666,365)	$8,411	$818,755
Comprehensive income:
Net income		—	—	54,392	—	—	90	54,482
Other comprehensive income (see Note 7):
Adjustments, net		—	—	—	2,740	—	—	2,740
Comprehensive income								57,222
Exercise of stock options	62,753	—	(892)	—	—	4,779	—	3,887
Restricted stock grants	1,300	—	(99)	—	—	99	—	—
Share-based compensation	—	—	4,898	—	—	—	—	4,898
Performance shares issued net of treasury stock withheld	94,934	—	(11,473)	—	—	5,685	—	(5,788)
Tax benefit related to share based plans and other	—	—	2,691	—	—	—	—	2,691
Employee benefit plans and other	(7,724)	1	—	—	—	(783)	—	(782)
Balance at June 29, 2008	32,947,063	$329	$568,446	$1,334,088	$(373,896)	$(656,585)	$8,501	$880,883

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended July 5, 2009

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (fiscal 2009).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of July 5, 2009, and its results of operations and cash flows for the quarters ended July 5, 2009 and June 29, 2008.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Certain amounts presented for prior periods have been restated to conform to the current year presentation. As discussed further in Note 2, effective April 1, 2009, ATK adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), as required.  These accounting pronouncements, which relate to convertible debt instruments and noncontrolling interests in subsidiaries, respectively, both require retrospective application.  See Note 2 for the impact to the Company’s financial position and results of operations.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2009 Annual Report on Form 10-K.

2.     New Accounting Pronouncements

Adoption of New Accounting Pronouncements.   In May 2008, the FASB issued FSP APB 14-1 which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of this FSP apply to ATK’s $199,453 aggregate principal amount of 3.00% Convertible Notes due 2024, the $279,929 aggregate principal amount of 2.75% Convertible Notes due 2024, and the $300,000 aggregate principal amount of 2.75% Convertible Notes due 2011, discussed in Note 10. ATK retrospectively adopted FSP APB 14-1 in the first quarter of fiscal 2010, as required.  Therefore, previously reported balances (prior to April 1, 2009), have been restated to effectively record a debt discount equal to the fair value of the equity component, a deferred tax liability for the tax effect of the recorded debt discount, and an increase to paid-in capital for the after-tax fair value of the equity component as of the date of issuance of the underlying notes.  Previously reported balances have also been adjusted to provide for the amortization of the debt discount through interest expense and the associated decrease in the deferred tax liability recorded through income tax expense.

The unamortized debt discount associated with FSP APB 14-1 related to the convertible notes was as follows:

	July 5, 2009	March 31, 2009
$199,453 aggregate principal amount of 3.00% Convertible Notes	$34,086	$35,452
$279,929 aggregate principal amount of 2.75% Convertible Notes	1,528	3,820
$300,000 aggregate principal amount of 2.75% Convertible Notes	24,937	27,507

The unamortized discount will be amortized through interest expense into earnings over the remaining expected term of the convertible notes.  The following table is a summary of the effect of applying these provisions in ATK’s prior and current period consolidated statements of income:

	Fiscal year ended March 31,					Quarter ended
	2009	2008	2007	2006	2005	July 5, 2009	June 29, 2008
Increase in interest expense	$(23,921)	$(22,326)	$(16,719)	$(11,610)	$(9,277)	$(6,228)	$(5,841)
Tax benefit	9,568	8,980	6,688	4,664	3,711	2,460	2,366
Decrease in net income	(14,353)	(13,346)	(10,031)	(6,946)	(5,566)	(3,768)	(3,475)
Decrease in diluted earnings per share	$(0.42)	$(0.38)	$(0.29)	$(0.19)	$(0.15)	$(0.11)	$(0.10)

The adoption of FSP APB 14-1 had the following effect on ATK’s consolidated balance sheet as of March 31, 2009:

Increase (Decrease)
Current deferred income tax assets	$(1,528)
Long-term deferred income tax assets	(14,290)
Current portion of long-term debt	(3,820)
Long-term debt	(62,959)
Additional paid-in-capital	101,541
Retained earnings	(50,581)

As of April 1, 2008, the cumulative effect of the change in accounting principle on retained earnings and additional paid-in-capital was approximately $(36,000) and $105,000, respectively.  The adoption of FSP APB 14-1 had no impact on ATK’s cash provided by (used for) operating, investing, or financing activities on the condensed consolidated statements of cash flows for the periods presented.

In December 2007, the FASB issued SFAS No. 160 which amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ATK adopted SFAS No. 160 on April 1, 2009 and retrospectively reclassified the “Minority interest in joint venture” balance previously included in the “Other long-term liabilities” line of the consolidated balance sheet to a new component of equity with respect to ATK’s noncontrolling interest in a joint venture.  The adoption also impacted certain captions previously used on the consolidated income statement.  The adoption did not have a material impact on ATK’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on management’s assessment of subsequent events.  SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued.  In addition to current disclosure requirements, SFAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated.  For the three months ended July 5, 2009, ATK evaluated subsequent events through the time of filing this Form 10-Q with the SEC on August 13, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In January 2008, the FASB deferred the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to the fiscal year beginning after November 15, 2008 (ATK’s fiscal 2010). On April 1, 2009 ATK adopted the previously deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value, as required.  The adoption did not have a material impact on its financial statements. See Note 3 for additional disclosures.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, Business Combinations (“SFAS No. 141”). This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The prospective adoption of SFAS No. 141(R) on April 1, 2009 did not have an impact on ATK’s consolidated financial statements as there were no acquisitions during the quarter ended July 5, 2009.  The adoption is, however, expected to have a significant effect on how future acquisition transactions are reflected in the financial statements.  The acquisition of Eagle Industries on March 31, 2009, as discussed further in Note 4, was accounted for under SFAS No. 141, as it was acquired prior to the adoption of SFAS No. 141(R).

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (EITF No. 07-5).  This EITF provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  The adoption of EITF No. 07-5 on April 1, 2009 did not change the conclusion that the net cost of ATK’s warrants and options are classified within equity (as discussed in Note 10) in accordance with SFAS 133 and EITF 00-19, therefore, the adoption did not have a material impact on the financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1).  FSP 132(R)-1 amends the plan asset disclosures required under FASB Statement No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  Guidance provided by this FSP relates to disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk.  ATK’s adoption of FSP 132(R)-1 in fiscal 2010 will require additional disclosure regarding plan assets of ATK’s defined benefit pension and other postretirement plans in ATK’s Form 10-K filed for the year ending March 31, 2010.

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  ATK will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, it is expected that it will have no impact on ATK’s consolidated financial statements.

3.     Fair Value of Financial Instruments

ATK adopted the applicable provisions of SFAS No. 157 related to financial instruments on April 1, 2008.  As discussed in Note 2, the FASB had deferred the implementation of SFAS No. 157 by one year for non-financial assets and liabilities, which the Company adopted on April 1, 2009. SFAS No. 157 clarifies the definition of fair value, prescribes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The valuation techniques required by SFAS No. 157 are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions.  These two types of inputs create the following fair value hierarchy:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 — Significant inputs to the valuation model are unobservable.

The following section describes the valuation methodologies used by ATK to measure its financial instruments at fair value.

Cash equivalents — The estimated fair value of cash equivalents approximates their carrying value due to the short-term maturities of these investments.  Accordingly, cash equivalents are classified as Level 1.

Investments in marketable securities — ATK’s investments in marketable securities represent investments held in a common collective trust (“CCT”) that primarily invests in fixed income securities.  Investments in a collective investment vehicle are valued by multiplying the investee company’s net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company.  Net asset value per share is determined by the investee company’s custodian or fund administrator by deducting from the value of the assets of the investee company all its liabilities and the resulting number is divided by the outstanding number of shares or units.  Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT’s investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT’s investment manager.

Derivative financial instruments and hedging activities — In order to manage its exposure to commodity pricing risk, ATK periodically utilizes commodity derivatives, which are considered Level 2 instruments.  Commodity derivatives are valued using an income approach based on the present value of the commodity index price less the contract rate multiplied by the notional amount.

Long-Term Debt — The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities.  The fair value of the fixed-rate debt is based on market quotes for each issuance.

The following tables set forth by level within the fair value hierarchy ATK’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of July 5, 2009
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$155,323	$—	$—
Marketable securities (2)	—	11,839	—
Derivatives	—	7,162	—

Liabilities
Derivatives	$—	$—	$—

	As of March 31, 2009
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$372,528	$—	$—
Marketable securities (2)	—	10,420	—

Liabilities
Derivatives	$—	$—	$—

(1)          Balance is greater than cash and cash equivalents as presented on the consolidated balance sheet primarily due to checks outstanding to vendors.

(2)          Represents securities held under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees.  The fair value of these securities is included within deferred charges and other non-current assets on the consolidated balance sheet.

The following table presents ATK’s assets and liabilities that are not measured at fair value on a recurring basis.  The carrying values and estimated fair values were as follows:

	As of July 5, 2009		As of March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,118,831	$1,194,401	$1,112,603	$1,154,304
Variable rate debt	271,563	251,195	275,000	254,375

4.     Acquisitions, Goodwill, and Other Intangible Assets

There were no material acquisitions during the quarter ended July 5, 2009.

On March 31, 2009, ATK acquired Eagle Industries (Eagle), a leading manufacturer of high-quality, individual operational nylon gear and equipment for military, homeland security, and law enforcement agencies for $63,000 net of cash acquired, subject to purchase price adjustments expected to be settled in fiscal 2010.  Eagle manufactures more than 5,000 products which include tactical assault vests, load-bearing equipment, weapon transporting gear, holsters, personal gear carriers, and other high quality accessories.   ATK believes that the acquisition provides an opportunity to expand its position in the domestic and international tactical accessories markets serving military and law enforcement customers.  Headquartered in Fenton, Missouri, Eagle employs approximately 1,650 employees and is included in ATK Armament Systems.  The purchase price allocation has not yet been completed pending final valuation of certain acquired assets and liabilities.  At July 5, 2009 and March 31, 2009, substantially all of the purchase price was recorded as goodwill.  The final purchase price allocation could be significantly different than the estimate currently recorded.  A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Eagle are included in ATK’s consolidated financial statements at the date of acquisition.  The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value.  Pro forma information on the results of operations for fiscal 2009 as if the acquisition had occurred at the beginning of fiscal 2009 is not being presented because the acquisition is not material to ATK for that purpose.

The changes in the carrying amount of goodwill by operating segment during the quarter ended July 5, 2009 and year ended March 31, 2009 were as follows:

	ATK Armament Systems	ATK Mission Systems	ATK Space Systems	Total
Balance at April 1, 2008	$171,337	$354,976	$709,883	$1,236,196
Goodwill Impairment	—	—	(108,500)	(108,500)
Acquisitions	60,790	—	—	60,790
Adjustment	—	7,500	—	7,500
Balance at March 31, 2009	$232,127	$362,476	$601,383	$1,195,986
Adjustments	—	—	—	—
Balance at July 5, 2009	$232,127	$362,476	$601,383	$1,195,986

During the Company’s fiscal 2009 annual test of goodwill impairment, ATK determined that goodwill related toSpacecraft Systems was impaired by $108,500 and the non-cash goodwill impairment charge was recognized in the fourth quarter of fiscal 2009.  The goodwill impairment charge was attributed to changes in future estimated cash flows and the substantial reduction in current market multiples.

The fiscal 2009 acquisitions in ATK Armament Systems primarily related to Eagle as previously discussed.

The fiscal 2009 adjustment within ATK Mission Systems relates to the fiscal 2003 acquisition of assets of Science and Applied Technology, Inc.  The sellers of this acquired business were given the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones were attained with respect to one of the contracts acquired.  The pre-specified milestones were met in September 2008 and the additional contingent consideration earned pursuant to the purchase agreement resulted in an increase to goodwill.

Included in deferred charges and other non-current assets as of July 5, 2009 and March 31, 2009 are other intangible assets of $74,504 which consist primarily of trademarks, patented technology, and brand names that are not being amortized as their estimated useful lives are considered indefinite.  Other intangible assets also include amortizing intangible assets, as follows:

	July 5, 2009			March 31, 2009
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$22,644	$(21,908)	$736	$22,644	$(21,662)	$982
Trade name	16,777	(2,097)	14,680	16,777	(1,678)	15,099
Customer relationships and other	27,407	(12,239)	15,168	27,407	(11,664)	15,743
Total	$66,828	$(36,244)	$30,584	$66,828	$(35,004)	$31,824

These assets are being amortized over their estimated useful lives over a weighted average remaining period of approximately 7.5 years. Amortization expense for the quarters ended July 5, 2009 and June 29, 2008 was $1,240 and $1,405, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2010	$3,703
Fiscal 2011	3,955
Fiscal 2012	3,946
Fiscal 2013	3,916
Fiscal 2014	3,916
Thereafter	11,148
Total	$30,584

5.     Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 10) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarters ended July 5, 2009 and June 29, 2008, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended
	July 5, 2009	June 29, 2008
Weighted-average basic shares outstanding	32,728	32,826
Dilutive effect of stock-based awards	409	474
Dilutive effect of contingently issuable shares	160	1,884
Weighted average diluted shares outstanding	33,297	35,184

Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	6	—

Contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes due 2024 and 2.75% Convertible Senior Subordinated Notes due 2024, as discussed in Note 10, are included in diluted EPS for the quarters ended July 5, 2009 and June 29, 2008.  Contingently issuable shares related to ATK’s 2.75% Convertible Senior Subordinated Notes due 2011, as discussed in Note 10, are not included in diluted EPS for the quarter ended July 5, 2009 as ATK’s average stock price during the quarter did not exceed $96.51.  These contingently issuance shares are, however, included in diluted EPS for the quarter ended June 29, 2008.  The Warrants, as discussed in Note 10, are not included in diluted EPS as ATK’s average stock price during the quarters ended July 5, 2009 and June 29, 2008 did not exceed $116.75.  The Call Options, also discussed in Note 10, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

6.     Derivative Financial Instruments

On December 29, 2008, ATK prospectively adopted SFAS No. 161, which requires enhanced disclosures regarding an entity’s derivative and hedging activities.

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

ATK entered into forward contracts for copper and zinc during the quarter ended July 5, 2009 and for lead during the quarter ended June 29, 2008.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated OCI in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased.   As of July 5, 2009, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	28,600,000
Zinc	10,600,000

The table below presents the fair value and location of ATK’s derivative instruments designated as hedging instruments under SFAS No. 133 in the condensed consolidated balance sheet as of July 5, 2009.  At March 31, 2009, ATK had no outstanding contracts.

		Asset Derivatives		Liability Derivatives
		Fair value as of		Fair value as of
	Location	July 5, 2009	March 31, 2009	July 5, 2009	March 31, 2009
Commodity forward contracts	Other current assets	$4,297	$—	$—	$—
Commodity forward contracts	Deferred charges and other non—current assets	2,865	—	—	—
Total		$7,162	$—	$—	$—

The derivative gains and losses in the consolidated income statements for the quarter ended July 5, 2009 related to commodity forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Commodity forward contracts	$7,162	Cost of Sales	$—	Cost of Sales	$—

All derivatives used by ATK during and as of the quarters ended July 5, 2009 and March 31, 2009 were designated as hedging instruments.

7.              Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters ended July 5, 2009 and June 29, 2008 were as follows:

	Quarters Ended
	July 5, 2009	June 29, 2008
Net income	$69,483	$54,482
Other comprehensive income (OCI):
Pension and other postretirement benefit liabilities, net of income taxes of $(1,672) and $(2,126), respectively	3,032	3,233
Change in fair value of derivatives, net of income taxes of $(2,829) and $388, respectively	4,333	(582)
Change in fair value of available-for-sale securities, net of income taxes of $(447) and $(59), respectively	685	89
Total OCI	8,050	2,740
Comprehensive income	77,533	57,222
Comprehensive income attributable to noncontrolling interest	52	90
Comprehensive income attributable to Alliant Techsystems Inc.	$77,481	$57,132

The components of accumulated OCI, net of income taxes, are as follows:

	July 5, 2009	March 31, 2009
Derivatives	$4,333	$—
Pension and other postretirement benefit liabilities	(647,811)	(650,843)
Available-for-sale securities	(124)	(809)
Total accumulated other comprehensive loss	$(643,602)	$(651,652)

The pre-tax activity in OCI related to the forward contracts discussed in Note 6 was as follows:

	Quarter Ended July 5, 2009	Quarter Ended June 29, 2008
Beginning of period unrealized gain (loss) in accumulated OCI	$—	$—
Increase (decrease) in fair value of derivatives	7,162	(1,203)
Losses reclassified from OCI, increasing the price paid to suppliers	—	—
End of period unrealized gain (loss) in accumulated OCI	$7,162	$(1,203)

The amount of ineffectiveness recognized in earnings for these contracts was $0 during fiscal the quarters ended July 5, 2009 and June 29, 2008.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

8.              Inventories

Inventories consist of the following:

	July 5, 2009	March 31, 2009
Raw materials	$82,078	$60,545
Work in process	35,539	46,436
Finished goods	61,209	93,050
Contracts in progress	36,414	38,569
Net inventories	$215,240	$238,600

9.              Other Liabilities

Other current and long-term accrued liabilities consist of the following:

	July 5, 2009	March 31, 2009
Employee benefits and insurance, including pension and other postretirement benefits	$65,207	$57,455
Warranty	12,033	12,184
Interest	15,547	2,022
Environmental remediation	8,757	8,363
Rebate	11,186	5,344
Deferred lease obligation	14,405	13,150
Other	65,178	67,823
Total other accrued liabilities — current	$192,313	$166,341

Environmental remediation	$45,820	$47,919
Management nonqualified deferred compensation plan	22,893	20,362
Non-current portion of accrued income tax liability	26,883	25,570
Deferred lease obligation	11,210	11,853
Other	13,645	19,658
Total other long-term liabilities	$120,451	$125,362

ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.  The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter ended July 5, 2009:

Balance at April 1, 2009	$12,184
Warranties issued	84
Payments made	—
Changes related to preexisting warranties	(235)
Balance at July 5, 2009	$12,033

10.       Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	July 5, 2009	March 31, 2009
Senior Credit Facility dated March 29, 2007 (1):
Term A Loan due 2012	$271,563	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011 (2) (3)	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024 (4)	279,929	279,929
3.00% Convertible Senior Subordinated Notes due 2024 (5)	199,453	199,453
Principal amount of long-term debt	1,450,945	1,454,382
Less: Unamortized discounts	60,551	66,779
Carrying amount of long-term debt	1,390,394	1,387,603
Less: current portion	292,152	289,859
Carrying amount of long-term debt, excluding current portion	$1,098,242	$1,097,744

(1)   Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 1.19% at July 5, 2009. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at July 5, 2009.   As of July 5, 2009, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $167,234, which reduced amounts available on the revolving facility to $332,766. ATK’s weighted average interest rate on short-term borrowings was 5.00% during the quarter ended June 29, 2008.  ATK had no short-term borrowings during the quarter ended July 5, 2009.

(2)   In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year.  The contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter ended June 29, 2008 by 317,726 shares because ATK’s average stock price exceeded the conversion price during that period.  There was no impact on the diluted shares outstanding for the quarter ended July 5, 2009 because ATK’s average stock price during the quarter was below the conversion price.

(3)   In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK purchased, at a cost of $50,850, call options (the Call Options) on its common stock. The Call Options, which become exercisable upon conversion of the related convertible notes, allow ATK to purchase approximately 3.1 million shares of ATK’s common stock and/or cash from the counterparty at an amount equal to the amount of common stock and/or cash related to the excess conversion value that ATK would pay to the holders of the related convertible notes upon conversion. In addition, ATK sold warrants (the Warrants) to issue approximately 3.3 million shares of ATK’s common stock at an exercise price of $116.75 per share. The proceeds from the sale of the Warrants totaled $23,220.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, ATK recorded the net cost of the Call Options and the Warrants of $27,630 in additional paid-in-capital and will not recognize any changes in the fair value of the instruments. On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of ATK’s common stock in the event that the 2.75% Convertible Notes due 2011 are converted by effectively increasing the conversion price of these notes from $96.51 to $116.75. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.  The Warrants will result in additional diluted shares outstanding if ATK’s average common stock price exceeds $116.75.

(4)   In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative under SFAS No. 133; the fair value of this feature was insignificant at July 5, 2009 and March 31, 2009.    ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share).  The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended July 5, 2009, therefore the remaining principal amount of $199,453 as of July 5, 2009 was classified as long-term.  These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarters ended July 5, 2009 and June 29, 2008 by 61,482 and 647,317, respectively, because ATK’s average stock price exceeded the conversion price during those periods.

(5)   In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative under SFAS No. 133; the fair value of this feature was insignificant at July 5, 2009 and March 31, 2009.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019.  On July 20, 2009, ATK notified holders of these notes that they have the right to surrender their notes for repurchase from that date until August 14, 2009.  Further information on this optional redemption can be found within the Schedule TO that ATK filed with the SEC on July 20, 2009, and as amended and filed with the SEC on July 31, 2009.  Under specified conditions, holders may convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount (a conversion price of $79.46 per share).  The stock price condition was met in fiscal 2009 and $71 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended July 5, 2009.  Because the remaining notes can be put to ATK at the option of each holder in August 2009, the remaining principal amount of $279,929 is classified as current as of July 5, 2009.  These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarters ended July 5, 2009 and June 29, 2008 by 98,915 and 918,872, respectively, because ATK’s average stock price exceeded the conversion price during those periods.

See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2010	$290,242
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Fiscal 2014	—
Thereafter	599,453
Total payments	$1,450,945

Although the 2.75% Convertible Notes due 2024 do not contractually mature until 2024, these notes are classified as current in the consolidated balance sheet and within the “Fiscal 2010” category above because the notes can be put to ATK at the option of each holder in August 2009.

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 65% as of July 5, 2009 and 67% as of March 31, 2009.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 5, 2009, ATK was in compliance with the financial covenants.

ATK has limited payment requirements under the Senior Credit Facility over the next two years. ATK’s other debt service requirements consist principally of interest expense on its long-term debt.  As discussed above, additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Net cash paid for interest totaled $1,071 in the quarter ended July 5, 2009 and $3,460 in the quarter ended June 29, 2008.

11.       Employee Benefit Plans

	Pension Benefits Quarters Ended		Other Postretirement Benefits Quarters Ended
	July 5, 2009	June 29,2008	July 5, 2009	June 29, 2008
Components of Net Periodic Benefit Cost
Service cost	$13,651	$15,088	$51	$72
Interest cost	39,224	34,949	2,890	2,952
Expected return on plan assets	(42,763)	(46,915)	(668)	(944)
Amortization of unrecognized net loss	6,437	6,968	523	664
Amortization of unrecognized prior service cost	(97)	(97)	(2,158)	(2,176)
Net periodic benefit cost	$16,452	$9,993	$638	$568

Employer Contributions.  During the quarter ended July 5, 2009, ATK contributed $150,000 to the pension trust and $980 directly to retirees.  ATK also contributed $3,231 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of $2,157 directly to retirees and $11,526 to its other PRB plans during the remainder of fiscal 2010. ATK is not required to make any additional minimum contributions to the pension trust during the remainder of 2010.

12.       Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended July 5, 2009 and June 29, 2008 represent effective tax rates of 37.1% and 36.8%, respectively.  The increase in the rate for the first quarter of fiscal 2010 from the prior year quarter is primarily due to an increase in discrete items which were partially offset by an increase in the benefit of the  federal research and development tax credit and a decrease in the state tax rate.

The Internal Revenue Service is currently examining fiscal 2007 and 2008.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or international examinations by tax authorities prior to fiscal 2003.  ATK believes adequate provisions have been made for outstanding issues for all open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that an $8,877 reduction of the uncertain tax benefits will occur in the next twelve months.  The settlement of these unrecognized tax benefits could result in earnings up to $7,555 based on current estimates.

13.  Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of July 5, 2009, ATK has authorized up to 1,532,360 common shares under the 2005 Stock Incentive Plan, of which 267,234 common shares are yet available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarters ended July 5, 2009 and June 29, 2008 was $4,682 and $4,898, respectively.  The total income tax benefit recognized in the income statement for share-based compensation during the quarters ended July 5, 2009 and June 29, 2008 was $1,835 and $1,940, respectively.

There are four types of awards outstanding under ATK’s stock incentive plans: performance awards, total stockholder return performance awards (“TSR awards”), restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance and TSR awards, grant of restricted stock, or exercise of stock options.

As of July 5, 2009, there were up to 391,898 shares reserved for performance awards for key employees.  Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares, up to 197,660 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2008 through fiscal 2010 period; up to 149,320 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2009 through fiscal 2011 period; and up to 44,918 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2010 through fiscal 2012 period.  In May 2009, 174,973 shares were distributed or deferred based upon achievement of certain financial performance goals, including EPS, for the fiscal 2007 through fiscal 2009 period.

As of July 5, 2009, there were up to 64,160 shares reserved for TSR awards for key employees.  ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards.  The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award.  This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK’s stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.  The weighted average fair value of TSR awards granted was $30.56 during fiscal 2009. There were no TSR awards granted in the quarter ended July 5, 2009.  The weighted average assumptions used in estimating the value of the TSR award in fiscal 2009 were as follows:

Year ended March 31, 2009
Risk-free rate	1.17%
Expected volatility	25.8%
Expected dividend yield	0%
Expected award life	3 years

Restricted stock issued to non-employee directors and certain key employees during the quarter ended July 5, 2009 totaled 15,575. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  The fair value of options granted during fiscal 2009 was $24.83.  There were no options granted in the quarter ended July 5, 2009.  The following assumptions were used for the fiscal 2009 grants:

Year ended March 31, 2009
Risk-free rate	2.96%
Expected volatility	19.11%
Expected dividend yield	0%
Expected option life	5 years

14.  Contingencies

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.50% and 1.75% as of July 5, 2009 and March 31, 2009, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	July 5, 2009		March 31, 2009
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(62,887)	$38,092	$(62,080)	$37,104
Unamortized discount	8,310	(4,243)	5,798	(2,900)
Present value amounts (payable) receivable	$(54,577)	$33,849	$(56,282)	$34,204

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $54,577 discounted liability as of July 5, 2009, $8,757 was recorded within other current liabilities and $45,820 was recorded within other long-term liabilities. Of the $33,849 discounted receivable, ATK recorded $6,048 within other current assets and $27,801 within other non-current assets. As of July 5, 2009, the estimated discounted range of reasonably possible costs of environmental remediation was $54,577 to $85,360.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•                  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts, and that those environmental remediation costs not recoverable under these contracts will be covered by Hercules Incorporated, a subsidiary of Ashland, Inc. (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’s representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Kenvil, NJ facility or the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000 and on federal lands on or before March 31, 2005.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in Item 1A of this Form 10-Q for the quarter ended July 5, 2009.

15.  Share Repurchases

On August 5, 2008, ATK’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares.  The Board has determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31,609.  During the quarter ended July 5, 2009, ATK did not repurchase any shares.  As of July 5, 2009, there were 4,700,044 remaining shares authorized to be repurchased.

16.  Operating Segment Information

ATK has three operating segments:  ATK Armament Systems, ATK Mission Systems, and ATK Space Systems.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.

•                  ATK Armament Systems, which generated 46% of ATK’s external sales in the quarter ended July 5, 2009, develops and produces military ammunition and gun systems; commercial products; tactical systems and equipment, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  ATK Mission Systems, which generated 24% of ATK’s external sales in the quarter ended July 5, 2009, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: large-caliber direct fires, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

•                  ATK Space Systems, which generated 30% of ATK’s external sales in the quarter ended July 5, 2009, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Other products include ordnance, such as decoy and illuminating flares.

The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 10% and 13% of total external sales during the quarters ended July 5, 2009 and June 29, 2008, respectively.

The following summarizes ATK’s results by operating segment:

	Quarters Ended
	July 5, 2009	June 29, 2008
Sales to external customers:
ATK Armament Systems	$552,415	$441,574
ATK Mission Systems	292,551	276,503
ATK Space Systems	364,168	406,788
Total external sales	1,209,134	1,124,865
Intercompany sales:
ATK Armament Systems	4,296	4,430
ATK Mission Systems	35,299	44,650
ATK Space Systems	3,665	2,939
Corporate	(43,260)	(52,019)
Total intercompany sales	—	—
Total sales	$1,209,134	$1,124,865

Income before interest, income taxes, and noncontrolling interest:
ATK Armament Systems	$61,215	$44,160
ATK Mission Systems	33,251	32,834
ATK Space Systems	41,123	36,242
Corporate	(4,217)	(4,904)
Total income before interest, income taxes, and noncontrolling interest	$131,372	$108,332

Certain administrative functions are primarily managed by ATK at the corporate headquarters (“Corporate”). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, and income taxes. Pension and postretirement benefit expenses are allocated to each segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $5,044 and $6,074 for the quarters ended July 5, 2009 and June 29, 2008, respectively.

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

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in Item 1A of this Form 10-Q for the quarter ended July 5, 2009. Additional information regarding these factors may be contained in ATK’s subsequent filings with the Securities and Exchange Commission, including Forms 8-K.

Overview

ATK is a premier aerospace and defense company and a leading supplier of products to the U.S. Government, allied nations, and prime contractors. ATK is also a major supplier of ammunition and related accessories to law enforcement agencies and commercial customers. ATK is headquartered in Minneapolis, Minnesota and has operating locations throughout the United States, Puerto Rico, and internationally.

ATK has three operating segments:  ATK Armament Systems, ATK Mission Systems, and ATK Space Systems.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.

•                  ATK Armament Systems, which generated 46% of ATK’s external sales in the quarter ended July 5, 2009, develops and produces military ammunition and gun systems; commercial products; tactical accessories and equipment, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  ATK Mission Systems, which generated 24% of ATK’s external sales in the quarter ended July 5, 2009, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: large caliber direct fires, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

•                  ATK Space Systems, which generated 30% of ATK’s external sales in the quarter ended July 5, 2009, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Other products include ordnance, such as decoy and illuminating flares.

The majority of ATK’s sales are recognized as costs are incurred. ATK’s customers pay ATK cash based on costs incurred and profit earned, upon achievement of program milestones, or upon delivery of the product.

ATK is dependent on funding levels of the U.S. Department of Defense (DoD) and NASA. The U.S. defense industry has experienced significant changes over the years. ATK management believes that the key to ATK’s continued success is to focus on performance, innovation,  simplicity, and affordability, and that ATK’s future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures mount on procurement and research and development accounts. ATK will concentrate on developing systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks. ATK’s transformational weapons such as Excalibur, Advanced Anti-Radiation Guided Missiles, Precision Guidance Kit, and Mortar Guidance Kit are aimed squarely at this growing market. At the same time, ATK believes it is on the leading edge of technologies essential to “generation after next” weapons and platforms - advanced sensor/seeker integration, directed energy, weapon data links, high-speed, long-range projectiles, thermal-resistant materials, reactive materials, and scramjet engines are examples.

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2009 (fiscal 2009). The accounting policies used in preparing ATK’s interim fiscal 2010 consolidated financial statements are the same as those described in ATK’s Annual Report, except as described in this report in Note 2, New Accounting Pronouncements, to the unaudited condensed consolidated financial statements.

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

ATK believes its critical accounting policies are those related to:

•                  revenue recognition,

•                  environmental remediation and compliance,

•                  employee benefit plans,

•                  income taxes,

•                  acquisitions, and

•                  accounting for goodwill.

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Results of Operations

Acquisitions

There were no material acquisitions during the quarter ended July 5, 2009.

On March 31, 2009, ATK acquired Eagle Industries (Eagle), a leading manufacturer of high-quality, individual operational nylon gear and equipment for military, homeland security, and law enforcement agencies for $63,000 net of cash acquired, subject to purchase price adjustments expected to be settled in fiscal 2010.  Eagle manufactures more than 5,000 products which include tactical assault vests, load-bearing equipment, weapon transporting gear, holsters, personal gear carriers, and other high quality accessories.   ATK believes that the acquisition provides an opportunity to expand its position in the domestic and international tactical accessories markets serving military and law enforcement customers.  Headquartered in Fenton, Missouri, Eagle employs approximately 1,650 employees and is included in ATK Armament Systems.  The purchase price allocation has not yet been completed pending final valuation of certain acquired assets and liabilities.  At July 5, 2009 and March 31, 2009, substantially all of the purchase price was recorded as goodwill.  The final purchase price allocation could be significantly different than the estimate currently recorded.  A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Eagle are included in ATK’s consolidated financial statements at the date of acquisition.  The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value.  Pro forma information on the results of operations for fiscal 2009 as if the acquisition had occurred at the beginning of fiscal 2009 is not being presented because the acquisition is not material to ATK for that purpose.

Sales

The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 10% and 13% of total external sales during the quarter ended July 5, 2009 and June 29, 2008, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended
	July 5, 2009	June 29, 2008	$ Change	% Change

ATK Armament Systems	$552,415	$441,574	$110,841	25.1%
ATK Mission Systems	292,551	276,503	16,048	5.8%
ATK Space Systems	364,168	406,788	(42,620)	(10.0)%
Total sales	$1,209,134	$1,124,865	$84,269	7.5%

The increase in sales was due to organic growth as well as the acquisition of Eagle late in the fourth quarter of fiscal 2009, as discussed above, which is reported within ATK Armament Systems.

ATK Armament Systems.  The increase in sales was driven by:

•                  a $65,500 increase in commercial products due to an increase in volume of law enforcement, international, and commercial sales,

•                  an increase of $38,000 for the Non-Standard Ammunition Program,

•                  an increase of $20,400 in energetic systems at the Radford Army Ammunition Plant relating to modernization project sales and increased sales of propellant for rocket systems, and

•                  a $13,200 increase resulting from the March 31, 2009 acquisition of Eagle (now Tactical Systems).

These increases were partially offset by a $23,300 decrease in integrated weapon systems (formerly medium-caliber ammunition) which was driven by timing of sales on ammunitions programs.

ATK Mission Systems.  The increase in sales was driven by:

•                  a $16,700 increase in commercial aircraft  structures relating primarily to a new commercial aircraft program,

•                  an $11,600 increase in missiles, specifically relating to the new Multi-Stage Supersonic Target (MSST) program and initial low-rate production on the Advanced Anti-Radiation Guided Missile (AARGM) program, and

•                  a new composite rotor tubes program for United States Enrichment Corporation for use as part of its American Centrifuge Program which added sales of $10,400 (program suspended in July 2009).

These increases were partially offset by:

•                  a $13,900 decrease in defense electronics due to the timing of AAR-47 Missile Warning System sales, and

•                  completion of a missionization program in fiscal 2009 which resulted in $8,500 fewer sales within aircraft integration.

ATK Space Systems.  The decrease in sales was driven by a $54,400 decrease in Minuteman volume as the contract nears successful completion, which was partially offset by a $16,000 increase in space structures and components due to increased volume and improved performance across numerous programs.

Gross Profit

	Quarters Ended
	July 5, 2009	As a % of Sales	June 29, 2008	As a % of Sales	Change

Gross profit	$259,845	21.5%	$219,272	19.5%	$40,573

The increase in gross profit was consistent with the increase in sales improved performance across numerous programs over the prior year period within ATK Space Systems.

Operating Expenses

	Quarters Ended
	July 5, 2009	As a % of Sales	June 29, 2008	As a % of Sales	Change

Research and development	$15,378	1.3%	$21,721	1.9%	$(6,343)
Selling	45,094	3.7%	38,687	3.4%	6,407
General and administrative	68,001	5.6%	50,532	4.5%	17,469
Total	$128,473	10.6%	$110,940	9.8%	$17,533

Operating expenses increased primarily due to higher general and administrative expenses resulting from several non-material items including the Eagle acquisition, an increase in the bad debt allowance, pension expense, and numerous other items.  Selling expenses also increased consistent with higher sales within ATK Armament Systems. These increases were partially offset by a decrease in research and development costs which were higher in the prior year comparable period due to costs associated with space launch vehicles.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarters Ended
	July 5, 2009	June 29, 2008	Change

ATK Armament Systems	$61,215	$44,160	$17,055
ATK Mission Systems	33,251	32,834	417
ATK Space Systems	41,123	36,242	4,881
Corporate	(4,217)	(4,904)	687
Total	$131,372	$108,332	$23,040

The increase in income before interest, income taxes, and noncontrolling interest was due to higher sales partially offset by increased pension expense, as well as program-related changes within the operating segments as described below.

ATK Armament Systems.  The increase primarily relates to higher overall sales along with improved margins in commercial products and medium-caliber ammunition programs.

ATK Mission Systems.  Results remained fairly consistent with the prior year period; however, the slight increase was primarily driven by higher sales.

ATK Space Systems.  The increase was primarily driven by improved performance in space structures and components compared to the prior year.  Additionally, the prior year results reflected higher research and development costs on space launch vehicles.  These items were partially offset by lower sales volume.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters and the elimination of intercompany profits.

Net Interest Expense

Net interest expense for the quarter ended July 5, 2009 was $20,849, a decrease of $1,334 compared to $22,183 in the comparable quarter of fiscal 2009 primarily due to a decrease in the average borrowing rate partially offset by an increase in the expense related to FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), as discussed below.

As discussed in Note 2, New Accounting Pronouncements, to the unaudited condensed consolidated financial statements, on April 1, 2009, ATK retrospectively adopted FSP APB 14-1. The provisions of this FSP apply to ATK’s $199,453 aggregate principal amount of 3.00% Convertible Notes due 2024, the $279,929 aggregate principal amount of 2.75% Convertible Notes due 2024, and the $300,000 aggregate principal amount of 2.75% Convertible Notes due 2011, discussed in Note 10, Long-Term Debt. The adoption resulted in an increase of $6,228 and $5,841 to non-cash interest expense the quarters ended July 5, 2009 and June 29, 2008, respectively.  The increase to fiscal 2005 through fiscal 2009 non-cash interest expense ranged from $9,300 to $23,800 per year.  The impact to fiscal 2010 non-cash interest expense is expected to be an increase of approximately $19,900 with a declining impact in future fiscal years.

Income Tax Provision

	Quarters Ended
	July 5, 2009	Effective Rate	June 29, 2008	Effective Rate	Change

Income tax provision	$41,040	37.1%	$31,667	36.8%	$9,373

ATK’s provision for income taxes includes both federal and state income taxes.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended July 5, 2009 and June 29, 2008 represent effective tax rates of 37.1% and 36.8%, respectively.  The increase in the rate for the first quarter of fiscal 2010 from the prior year quarter is primarily due to an increase in discrete items which were partially offset by an increase in the benefit of the federal research and development tax credit and a decrease in the state tax rate.

The Internal Revenue Service is currently examining fiscal 2007 and 2008.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or international examinations by tax authorities prior to fiscal 2003.  ATK believes adequate provisions have been made for outstanding issues for all open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that an $8,877 reduction of the uncertain tax benefits will occur in the next twelve months.  The settlement of these unrecognized tax benefits could result in earnings up to $7,555 based on current estimates.

Net Income

Net income for the quarter ended July 5, 2009 was $69,483, an increase of $15,001 compared to $54,482 in the comparable period of fiscal 2009. This increase was due to an increase of $40,573 in gross profit and a decrease in net interest expense of $1.334, partially offset by increases in operating expenses of $17,533 and income tax expense of $9,373.

Noncontrolling Interest

The noncontrolling interest (formerly minority interest) in each period represents the noncontrolling owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Quarters Ended
	July 5, 2009	June 29, 2008	Change

Cash flows used for operating activities	$(150,336)	$(77,513)	$(72,823)
Cash flows used for investing activities	(30,912)	(38,984)	8,072
Cash flows (used for) provided by financing activities	(529)	16,872	(17,401)
Net cash flows	$(181,777)	$(99,625)	$(82,152)

Cash used for operating activities for the quarter ended July 5, 2009 totaled $150,336, compared to $77,513 used in the first quarter of the prior year.  The increase was primarily due to a $150,000 funding payment to the pension trust in fiscal 2010.  This increase was partially offset by a $41,642 decrease in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances), primarily resulting from the timing of collections.  In the current year, ATK also received a net income tax refund of $28,400 compared to a payment of $20,000 in the prior year period resulting in a benefit of $48,400, Additionally, ATK also had a $15,001 increase in net income over the prior year comparable period.

Cash used for investing activities totaled $30,912, a decrease of $8,072 compared to $38,984 used in the first quarter of the prior year primarily as a result of the a small acquisition for $7,511 during fiscal 2009 as well as additional proceeds from the sale of capital assets during the current year.  This decrease was partially offset by a slight increase in capital expenditures.

Cash used for financing activities totaled $529, a decrease of $17,401 compared to cash of $16,872 provided by financing activities in the first quarter of the prior year.  The decrease was driven by the absence of cash overdrafts of $10,598 due to timing of payments to vendors, payments of $3,438 on ATK’s Term A Loan due 2012, and a reduction in proceeds from employee stock compensation plans resulting from a reduction in stock options exercised.

ATK’s principal sources of liquidity continue to be its cash and cash equivalents on-hand, cash generated by operations and borrowings under its credit facility. Based on ATK’s current financial condition, management believes that ATK’s cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under ATK’s revolving credit facilities, as well as future sources of funding, including, additional bank financing and debt markets, will be adequate to fund future growth as well as to service ATK’s currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases over the next 12 months.   As discussed further below, at July 5, 2009, the Company’s $500,000 Revolving Credit Facility had no borrowings against it, and amounts available under the Facility (net of outstanding letters of credit) were $332,766.  Consistent with historical trends, ATK anticipates using the revolver from time to time during the first half of fiscal 2010 but expects to have any balance paid off by March 31, 2010 given that the Company’s cash flow is stronger in the second half of the year.  If the $279,929 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes are put to (or called by) ATK in August 2009, the Company would expect to utilize the revolver to a greater extent than in the past; however, the Company  would still anticipate that the balance would be paid off by March 31, 2010.

Benefit Plan Contributions

During the quarter ended July 5, 2009, ATK contributed $150,000 to the pension trust and $980 directly to retirees.  ATK also contributed $3,231 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of $2,157 directly to retirees and $11,526 to its other PRB plans during the remainder of fiscal 2010. ATK is not required to make any minimum contributions to the pension trust during the remainder of 2010.

Debt

Long-term debt, including the current portion, consisted of the following:

	July 5, 2009	March 31, 2009
Senior Credit Facility dated March 29, 2007 (1):
Term A Loan due 2012	$271,563	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011 (2) (3)	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024 (5)	279,929	279,929
3.00% Convertible Senior Subordinated Notes due 2024 (4)	199,453	199,453
Principal amount of long-term debt	1,450,945	1,454,382
Less: Unamortized discounts	60,551	66,779
Carrying amount of long-term debt	1,390,394	1,387,603
Less: current portion	292,152	289,859
Carrying amount of long-term debt, excluding current portion	$1,098,242	$1,097,744

(1)          Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 1.19% at July 5, 2009. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at July 5, 2009.   As of July 5, 2009, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $167,234, which reduced amounts available on the revolving facility to $332,766. ATK’s weighted average interest rate on short-term borrowings was 5.00% during the quarter ended June 29, 2008.  ATK had no short-term borrowings during the quarter ended July 5, 2009.

(2)          In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year.  The contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter ended June 29, 2008 by 317,726 shares because ATK’s average stock price exceeded the conversion price during that period.  There was no impact on the diluted shares outstanding for the quarter ended July 5, 2009 because ATK’s average stock price during the quarter was below the conversion price.

(3)          In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK purchased, at a cost of $50,850, call options (the Call Options) on its common stock. The Call Options, which become exercisable upon conversion of the related convertible notes, allow ATK to purchase approximately 3.1 million shares of ATK’s common stock and/or cash from the counterparty at an amount equal to the amount of common stock and/or cash related to the excess conversion value that ATK would pay to the holders of the related convertible notes upon conversion. In addition, ATK sold warrants (the Warrants) to issue approximately 3.3 million shares of ATK’s common stock at an exercise price of $116.75 per share. The proceeds from the sale of the Warrants totaled $23,220.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, ATK recorded the net cost of the Call Options and the Warrants of $27,630 in additional paid-in-capital and will not recognize any changes in the fair value of the instruments. On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of ATK’s common stock in the event that the 2.75% Convertible Notes due 2011 are converted by effectively increasing the conversion price of these notes from $96.51 to $116.75. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.  The Warrants will result in additional diluted shares outstanding if ATK’s average common stock price exceeds $116.75.

(4)          In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative under SFAS No. 133; the fair value of this feature was insignificant at July 5, 2009 and March 31, 2009.    ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share).  The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended July 5, 2009, therefore the remaining principal amount of $199,453 as of July 5, 2009 was classified as long-term.  These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarters ended July 5, 2009 and June 29, 2008 by 61,482 and 647,317, respectively, because ATK’s average stock price exceeded the conversion price during those periods.

(5)          In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative under SFAS No. 133; the fair value of this feature was insignificant at July 5, 2009 and March 31, 2009.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2009. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2009, February 15, 2014, or February 15, 2019.  On July 20, 2009, ATK notified holders of these notes that they have the right to surrender their notes for repurchase from that date until August 14, 2009.  Further information on this optional redemption can be found within the Schedule TO that ATK filed with the SEC on July 20, 2009.  Under specified conditions, holders may convert their 2.75% Convertible notes at a rate of 12.5843 shares of ATK’s common stock per $1 principal amount (a conversion price of $79.46 per share).  The stock price condition was met in fiscal 2009 and $71 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended July 5, 2009.  Because the remaining notes can be put to ATK at the option of each holder in August 2009, the remaining principal amount of $279,929 is classified as current as of July 5, 2009.  These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarters ended July 5, 2009 and June 29, 2008 by 98,915 and 918,872, respectively, because ATK’s average stock price exceeded the conversion price during those periods.

See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2010	$290,242
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Fiscal 2014	—
Thereafter	599,453
Total payments	$1,450,945

Although the 2.75% Convertible Notes due 2024 do not contractually mature until 2024, these notes  are classified as current in the consolidated balance sheet and within the “Fiscal 2010” category above because the notes can be put to ATK at the option of each holder in August 2009.

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 65% as of July 5, 2009 and 67% as of March 31, 2009.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 5, 2009, ATK was in compliance with the covenants.

Net cash paid for interest totaled $1,071 in the quarter ended July 5, 2009 and $3,460 in the quarter ended June 29, 2008.

As of July 5, 2009, Moody’s Investors Service (Moody’s) had assigned ATK an issuer rating of Ba3, Standard & Poor’s Ratings Services (S&P) had assigned ATK a BB corporate credit rating, and Fitch Ratings (Fitch) had assigned ATK an issuer rating of BB.

ATK has limited payment requirements under the Senior Credit Facility over the next two years. ATK’s other debt service requirements consist principally of interest expense on its long-term debt.  As discussed above, additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks.  ATK entered into forward contracts for copper and zinc during the quarter ended July 5, 2009 and for lead during the quarter ended June 29, 2008.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded as a current or long-term asset or liability and the effective portion is reflected in accumulated OCI in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts:

	Quarter Ended July 5, 2009	Quarter Ended June 29, 2008
Beginning of period unrealized gain (loss) in accumulated OCI	$—	$—
Increase (decrease) in fair value of derivatives	7,162	(1,203)
Losses reclassified from OCI, increasing the price paid to suppliers	—	—
End of period unrealized gain (loss) in accumulated OCI	$7,162	$(1,203)

The amount of ineffectiveness recognized in earnings for these contracts was $0 during fiscal the quarters ended July 5, 2009 and June 29, 2008.  ATK expects that any unrealized losses will be realized and reported in cost of sales during the next 12 months as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

Other Contractual Obligations and Commitments

There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in ATK’s Annual Report on Form 10-K for fiscal 2009.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.50% and 1.75% as of July 5, 2009 and March 31, 2009, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	July 5, 2009		March 31, 2009
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(62,888)	$38,092	$(62,080)	$37,104
Unamortized discount	8,310	(4,243)	5,798	(2,900)
Present value amounts (payable) receivable	$(54,577)	$33,849	$(56,282)	$34,204

As of July 5, 2009, the estimated discounted range of reasonably possible costs of environmental remediation was $54,577 to $85,360.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in Item 1A of this Form 10-Q for the quarter ended July 5, 2009.

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

ATK, however, has been impacted by increases in the prices of raw materials used in production as well as rising oil and energy costs. In particular, the prices of commodity metals, such as lead, steel, zinc, and copper, continue to be volatile. These prices generally impact our small-caliber ammunition business.

With respect to ATK’s commercial products business, ATK has improved manufacturing efficiencies and has initiated price increases to mitigate the impact of increased commodity costs. ATK will continue to evaluate the need for future price changes in light of these trends, ATK’s competitive landscape, and its financial results. If commodity costs continue to change, and if ATK is unable to offset these changes with ongoing manufacturing efficiencies and price changes, ATK’s future results from operations and cash flows would be materially impacted.

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

There have been no material changes in ATK’s market risk during the quarter ended July 5, 2009. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 5, 2009, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended July 5, 2009, there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors disclosed in Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 constitute all known material risks associated with its business. These risks have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results, and future prospects.  ATK does not believe that there have been any material changes to the risk factors previously disclosed in the fiscal 2009 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1 — May 3	130	$72.23	—
May 4 — May 31	39,223	85.30	—
June 1 — July 5, 2009	714	85.17	—
Fiscal quarter ended July 5, 2009	40,067	$85.26	—	4,700,044

(1)        All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)  On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares.  The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million.  During the quarter ended July 5, 2009, ATK repurchased no additional shares.  As of July 5, 2009, there were 4,700,044 remaining shares authorized to be repurchased.

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
10.1

Amended and Restated Credit Agreement, dated as of March 29, 2007, among the Registrant; the Lenders named therein; Bank of America, N.A., as Administrative Agent; Calyon, New York Branch, as Syndication Agent; Royal Bank of Scotland and U.S. Bank National Association, as Co-Documentation Agents; Banc of America Securities LLC (BAS) and Calyon, New York Branch, as Joint Lead Arrangers; and BAS, as Sole Bookrunning Manager.

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

ALLIANT TECHSYSTEMS INC.

Date: August 13, 2009	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)