Form 10-Q
period 2009-10-04
ALLIANT TECHSYSTEMS INC
filed 2009-11-12
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2009

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

As of November 1, 2009, 32,927,781 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED		SIX MONTHS ENDED
(In thousands except per share data)	October 4, 2009	September 28, 2008 (1)	October 4, 2009	September 28, 2008 (1)
Sales	$1,207,964	$1,091,951	$2,417,098	$2,216,816
Cost of sales	962,262	851,720	1,911,551	1,757,313
Gross profit	245,702	240,231	505,547	459,503
Operating expenses:
Research and development	15,886	25,419	31,264	47,140
Selling	45,202	39,121	90,296	77,808
General and administrative	49,740	55,046	117,741	105,578
Income before interest, income taxes, and noncontrolling interest	134,874	120,645	266,246	228,977
Interest expense	(19,361)	(22,727)	(40,296)	(45,277)
Interest income	124	232	210	599
Income before income taxes and noncontrolling interest	115,637	98,150	226,160	184,299
Income tax provision	43,020	36,672	84,060	68,339
Net income	72,617	61,478	142,100	115,960
Less net income attributable to noncontrolling interest	107	16	159	106
Net income attributable to Alliant Techsystems Inc.	$72,510	$61,462	$141,941	$115,854

Alliant Techsystems Inc.’s earnings per common share:
Basic	$2.21	$1.87	$4.33	$3.53
Diluted	2.19	1.77	4.28	3.31

Alliant Techsystems Inc.’s weighted-average number of common shares outstanding:
Basic	32,829	32,819	32,793	32,823
Diluted	33,139	34,796	33,151	34,994

(1) Restated due to the adoption of new accounting standards as discussed in Note 2

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	October 4, 2009	March 31, 2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$224,979	$336,700
Net receivables	932,860	899,543
Net inventories	192,893	238,600
Income tax receivable	10,966	34,835
Deferred income tax assets	47,583	29,223
Other current assets	52,487	39,843
Total current assets	1,461,768	1,578,744
Net property, plant, and equipment	529,583	540,041
Goodwill	1,190,984	1,195,986
Deferred income tax assets	35,796	69,582
Deferred charges and other non-current assets	266,804	192,992
Total assets	$3,484,935	$3,577,345
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$13,750	$289,859
Accounts payable	165,009	294,971
Contract advances and allowances	95,955	86,080
Accrued compensation	119,127	168,059
Other accrued liabilities	193,080	166,341
Total current liabilities	586,921	1,005,310
Long-term debt	1,378,520	1,097,744
Postretirement and postemployment benefits liabilities	118,698	121,689
Accrued pension liability	421,292	552,671
Other long-term liabilities	127,013	125,362
Total liabilities	2,632,444	2,902,776
Contingencies (Note 14)
Common stock - $.01 par value
Authorized – 90,000,000 shares
Issued and outstanding – 32,927,959 shares at October 4, 2009 and 32,783,496 at March 31, 2009	329	328
Additional paid-in-capital	577,786	574,674
Retained earnings	1,562,403	1,420,462
Accumulated other comprehensive loss	(629,767)	(651,652)
Common stock in treasury, at cost – 8,627,489 shares held at October 4, 2009 and 8,771,565 shares held at March 31, 2009	(667,017)	(677,841)
Total Alliant Techsystems Inc. stockholders’ equity	843,734	665,971
Noncontrolling interest	8,757	8,598
Total equity	852,491	674,569
Total liabilities and equity	$3,484,935	$3,577,345

(1) Restated due to the adoption of new accounting standards as discussed in Note 2

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
(In thousands)	October 4, 2009	September 28, 2008 (1)
Operating activities
Net income	$142,100	$115,960
Adjustments to net income to arrive at cash (used for) provided by operating activities:
Depreciation	49,571	38,148
Amortization of intangible assets	2,479	2,808
Amortization of debt discount	11,708	11,718
Amortization of deferred financing costs	1,419	1,438
Asset impairment	11,405	3,753
Deferred income taxes	1,365	(18)
Gain on disposal of property	(483)	(3,439)
Share-based plans expense	8,580	9,718
Excess tax benefits from share-based plans	(981)	(3,151)
Changes in assets and liabilities:
Net receivables	(33,317)	(147,178)
Net inventories	45,707	2,934
Accounts payable	(113,315)	(10,063)
Contract advances and allowances	9,875	(6,036)
Accrued compensation	(54,405)	(32,606)
Accrued income taxes	33,260	(17,003)
Pension and other postretirement benefits	(124,960)	13,435
Other assets and liabilities	(37,442)	51,168
Cash (used for) provided by operating activities	(47,434)	31,586
Investing activities
Capital expenditures	(67,147)	(59,000)
Acquisition of business, net (Note 4)	5,002	(7,511)
Proceeds from the disposition of property, plant, and equipment	1,267	321
Cash used for investing activities	(60,878)	(66,190)
Financing activities
Payments made on bank debt	(7,041)	—
Payments made for debt issue costs	—	(5)
Net purchase of treasury shares	—	(31,616)
Proceeds from employee stock compensation plans	2,651	6,454
Excess tax benefits from share-based plans	981	3,151
Cash used for financing activities	(3,409)	(22,016)
Decrease in cash and cash equivalents	(111,721)	(56,620)
Cash and cash equivalents - beginning of period	336,700	119,773
Cash and cash equivalents - end of period	$224,979	$63,153

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$3,891	$3,387
Acquisition costs included in other accrued liabilities	$—	$7,500

(1) Restated due to the adoption of new accounting standards as discussed in Note 2

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Amounts in thousands except share	Common Stock $.01 Par Value		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total
data)	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
For the six months ended October 4, 2009:
Balance at March 31, 2009	32,783,496	$328	$574,674	$1,420,462	$(651,652)	$(677,841)	$8,598	$674,569
Comprehensive income:
Net income		—	—	141,941	—	—	159	142,100
Other comprehensive income (see Note 7):
Adjustments, net		—	—	—	21,885	—	—	21,885
Comprehensive income								163,985
Exercise of stock options	56,390	—	(1,707)	—	—	4,358	—	2,651
Restricted stock grants	19,389	—	(2,023)	—	—	2,023	—	—
Share-based compensation	—	—	8,580	—	—	—	—	8,580
Performance shares issued net of treasury stock withheld	71,540	—	(8,439)	—	—	5,214	—	(3,225)
Tax benefit related to share based plans and other	—	—	6,454	—	—	—	—	6,454
Employee benefit plans and other	(2,856)	1	247	—	—	(771)	—	(523)
Balance at October 4, 2009	32,927,959	$329	$577,786	$1,562,403	$(629,767)	$(667,017)	$8,757	$852,491

For the six months ended September 28, 2008:
Balance at March 31, 2008	32,795,800	$328	$573,321	$1,279,696	$(376,636)	$(666,365)	$8,411	$818,755
Comprehensive income:
Net income		—	—	115,854	—	—	106	115,960
Other comprehensive income (see Note 7):
Adjustments, net		—	—	—	4,161	—	—	4,161
Comprehensive income								120,121
Exercise of stock options	116,206	1	(2,407)	—	—	8,861	—	6,455
Restricted stock grants	10,652	—	(1,134)	—	—	1,134	—	—
Share-based compensation	—	—	9,718	—	—	—	—	9,718
Treasury stock purchased	(299,956)	(3)	3			(31,609)		(31,609)
Performance shares issued net of treasury stock withheld	94,997	1	(11,530)	—	—	5,715	—	(5,814)
Tax benefit related to share based plans and other	—	—	5,699	—	—	—	—	5,699
Employee benefit plans and other	(7,360)	—	320	—	—	(1,110)	—	(790)
Balance at September 28, 2008	32,710,339	$327	$573,990	$1,395,550	$(372,475)	$(683,374)	$8,517	$922,535

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended October 4, 2009

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (fiscal 2009).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of October 4, 2009, and its results of operations and cash flows for the quarters and six months ended October 4, 2009 and September 28, 2008.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Certain amounts presented for prior periods have been restated to conform to the current year presentation. As discussed further in Note 2, effective April 1, 2009, ATK adopted new accounting pronouncements as required.  The accounting pronouncements related to convertible debt instruments and noncontrolling interests in subsidiaries and require retrospective application.  See Note 2 for the impact to the Company’s financial position and results of operations.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2009 Annual Report on Form 10-K.

2.     New Accounting Pronouncements

Adoption of New Accounting Pronouncements.   In May 2008, the Financial Accounting Standards Board (FASB) issued a new accounting standard which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of this new standard apply to ATK’s $199,453 aggregate principal amount of 3.00% Convertible Notes due 2024 (the 3.00% Convertible Notes due 2024), the $279,763 aggregate principal amount of 2.75% Convertible Notes due 2024 (the 2.75% Convertible Notes due 2024), and the $300,000 aggregate principal amount of 2.75% Convertible Notes due 2011 (the 2.75% Convertible Notes due 2011), discussed in Note 10. ATK retrospectively adopted the standard on April 1, 2009, as required.  Therefore, previously reported balances (prior to April 1, 2009), have been restated to effectively record a debt discount equal to the fair value of the equity component, a deferred tax liability for the tax effect of the recorded debt discount, and an increase to additional paid-in capital for the after-tax fair value of the equity component as of the date of issuance of the underlying notes.  Previously reported balances have also been adjusted to provide for the amortization of the debt discount through interest expense and the associated decrease in the deferred tax liability recorded through income tax expense.

The unamortized debt discount associated with the convertible notes was as follows:

	October 4, 2009	March 31, 2009
3.00% Convertible Notes due 2024	$32,704	$35,452
2.75% Convertible Notes due 2024	—	3,820
2.75% Convertible Notes due 2011	22,367	27,507
Total	$55,071	$66,779

The unamortized discount will be amortized through interest expense into earnings over the remaining expected term of the convertible notes.  The following table is a summary of the effect of applying these provisions in ATK’s prior and current period consolidated statements of income:

	Six months ended
	October 4, 2009	September 28, 2008
Increase in interest expense	$(11,708)	$(11,718)
Tax benefit	4,683	4,723
Decrease in net income	(7,025)	(6,995)
Decrease in diluted earnings per share	$(0.21)	$(0.20)

The adoption of the new standard had the following effect on ATK’s consolidated balance sheet as of March 31, 2009:

Increase (Decrease)
Current deferred income tax assets	$(1,528)
Long-term deferred income tax assets	(14,290)
Current portion of long-term debt	(3,820)
Long-term debt	(62,959)
Additional paid-in-capital	101,541
Retained earnings	(50,581)

As of April 1, 2008, the cumulative effect of the change in accounting principle on retained earnings and additional paid-in-capital was approximately $(36,000) and $105,000, respectively.  The adoption had no impact on ATK’s cash provided by (used for) operating, investing, or financing activities on the condensed consolidated statements of cash flows for the periods presented.

In December 2007, the FASB issued a new standard which amends previous existing guidance to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ATK adopted the new standard on April 1, 2009 and retrospectively reclassified the “Minority interest in joint venture” balance previously included in the “Other long-term liabilities” line of the consolidated balance sheet to a new component of equity with respect to ATK’s noncontrolling interest in a joint venture.  The adoption also impacted certain captions previously used on the consolidated income statement.  The adoption did not have a material impact on ATK’s consolidated financial position or results of operations.

In May 2009, the FASB issued a new standard that provides guidance on management’s assessment of subsequent events.  The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued.  In addition to current disclosure requirements, the new standard also requires disclosure of the date through which subsequent events have been evaluated.  For the quarter ended October 4, 2009, ATK evaluated subsequent events through the time of filing this Form 10-Q with the SEC on November 12, 2009.

In September 2006, the FASB issued a new standard which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In January 2008, the FASB deferred the effective date of the standard for certain nonfinancial assets and liabilities to the fiscal year beginning after November 15, 2008 (ATK’s fiscal 2010). On April 1, 2009 ATK adopted the previously deferred provisions relating to nonfinancial assets and liabilities recorded at fair value, as required.  The adoption did not have a material impact on its financial statements. See Note 3 for additional disclosures.

In December 2007, the FASB issued a new standard relating to business combinations.  The statement retains the fundamental requirements in the previous guidance that the acquisition method of accounting (also referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The prospective adoption of the new guidance on April 1, 2009 did not have an impact on ATK’s consolidated financial statements as there were no acquisitions during the six months ended October 4, 2009.  The adoption is, however, expected to have a significant effect on how future acquisition transactions are reflected in the financial statements.  The acquisition of Eagle Industries on March 31, 2009, as discussed further in Note 4, was accounted for under the old methodology, as it was acquired prior to the adoption of the new standard on April 1, 2009.

In June 2008, the FASB ratified the consensus reached on its guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  The adoption of the new guidance on April 1, 2009 did not change the conclusion that the net cost of ATK’s warrants and options are classified within equity (as discussed in Note 10) in accordance with existing guidance, therefore, the adoption did not have a material impact on the financial statements.

In December 2008, the FASB issued a standard which amends the plan asset disclosures required under historical guidance to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  Guidance provided by this FSP relates to disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk.  ATK’s adoption of the new standard in fiscal 2010 will require additional disclosure regarding plan assets of ATK’s defined benefit pension and other postretirement plans in ATK’s Form 10-K filed for the year ending March 31, 2010.

In June 2009, the FASB issued a new standard that establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification have become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  ATK began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the quarter ended October 4, 2009.  As the Codification was not intended to change or alter existing GAAP, there was no material impact on ATK’s consolidated financial statements.

3.  Fair Value of Financial Instruments

As discussed in Note 2, ATK has adopted all provisions of the new standard on fair value.  The standard clarifies the definition of fair value, prescribes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The valuation techniques required by the new standard are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions.  These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Significant inputs to the valuation model are unobservable.

The following section describes the valuation methodologies used by ATK to measure its financial instruments at fair value.

Cash equivalents – The estimated fair value of cash equivalents approximates their carrying value due to the short-term maturities of these investments.  Accordingly, cash equivalents are classified as Level 1.

Investments in marketable securities – ATK’s investments in marketable securities represent investments held in a common collective trust (“CCT”) that primarily invests in fixed income securities which are used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees.  Investments in a collective investment vehicle are valued by multiplying the investee company’s net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company.  Net asset value per share is determined by the investee company’s custodian or fund administrator by deducting from the value of the assets of the investee company all its liabilities and the resulting number is divided by the outstanding number of shares or units.  Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT’s investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT’s investment manager.

Derivative financial instruments and hedging activities – In order to manage its exposure to commodity pricing risk, ATK periodically utilizes commodity derivatives, which are considered Level 2 instruments.  Commodity derivatives are valued using an income approach based on the present value of the commodity index price less the contract rate multiplied by the notional amount.

Long-Term Debt – The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities.  The fair value of the fixed-rate debt is based on market quotes for each issuance.

The following tables set forth by level within the fair value hierarchy ATK’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of October 4, 2009
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$231,665	$—	$—
Marketable securities (2)	—	13,435	—
Derivatives (3)	—	24,119	—

Liabilities
Derivatives	$—	$—	$—

	As of March 31, 2009
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$372,528	$—	$—
Marketable securities (2)	—	10,420	—

Liabilities
Derivatives	$—	$—	$—

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

(3)   Balance represents the fair value of outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc.

The following table presents ATK’s assets and liabilities that are not measured at fair value on a recurring basis.  The carrying values and estimated fair values were as follows:

	As of October 4, 2009		As of March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,124,145	$1,218,275	$1,112,603	$1,154,304
Variable rate debt	268,125	257,400	275,000	254,375

4.     Acquisitions, Goodwill, and Other Intangible Assets

There were no acquisitions during the quarter ended October 4, 2009.

On March 31, 2009, ATK acquired Eagle Industries (Eagle), a leading manufacturer of high-quality, individual operational nylon gear and equipment for military, homeland security, and law enforcement agencies for $63,000 net of cash acquired, subject to purchase price adjustments expected to be settled in fiscal 2010.  During the second quarter of fiscal 2010, ATK received a preliminary purchase price adjustment of $5,002, as determined by a working capital adjustment identified in the preliminary audited financial statements.  Eagle manufactures more than 5,000 products which include tactical assault vests, load-bearing equipment, weapon transporting gear, holsters, personal gear carriers, and other high quality accessories.   ATK believes that the acquisition provides an opportunity to expand its position in the domestic and international tactical accessories markets serving military and law enforcement customers.  Headquartered in Fenton, Missouri, Eagle employs approximately 1, 280 employees and is included in ATK Armament Systems.  The purchase price allocation has not yet been completed pending final valuation of certain acquired assets and liabilities.  At October 4, 2009 and March 31, 2009, substantially the entire purchase price was recorded as goodwill.  The final purchase price allocation could be significantly different than the estimate currently recorded.  The Company anticipates completion of the final purchase price allocation by March 31, 2010.  A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

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

The changes in the carrying amount of goodwill by operating segment during the six months ended October 4, 2009 and year ended March 31, 2009 were as follows:

	ATK Armament Systems	ATK Mission Systems	ATK Space Systems	Total
Balance at April 1, 2008	$171,337	$354,976	$709,883	$1,236,196
Goodwill Impairment	—	—	(108,500)	(108,500)
Acquisitions	60,790	—	—	60,790
Adjustment	—	7,500	—	7,500
Balance at March 31, 2009	$232,127	$362,476	$601,383	$1,195,986
Adjustments	(5,002)	—	—	(5,002)
Balance at October 4, 2009	$227,125	$362,476	$601,383	$1,190,984

During the Company’s fiscal 2009 annual test of goodwill impairment, ATK determined that goodwill related to Spacecraft Systems was impaired by $108,500 and the non-cash goodwill impairment charge was recognized in the fourth quarter of fiscal 2009.  The goodwill impairment charge was attributed to changes in future estimated cash flows and the substantial reduction in current market multiples.

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

The fiscal 2010 adjustment within ATK Armament Systems was the result of a preliminary purchase price adjustment received in September 2009, as discussed above, which reduced the purchase price of Eagle.

Included in deferred charges and other non-current assets as of October 4, 2009 and March 31, 2009 are other intangible assets of $74,504 which consist primarily of trademarks, patented technology, and brand names that are not being amortized as their estimated useful lives are considered indefinite.  Other intangible assets also include amortizing intangible assets, as follows:

	October 4, 2009			March 31, 2009
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$22,644	$(22,153)	$491	$22,644	$(21,662)	$982
Trade name	16,777	(2,517)	14,260	16,777	(1,678)	15,099
Customer relationships and other	27,407	(12,813)	14,594	27,407	(11,664)	15,743
Total	$66,828	$(37,483)	$29,345	$66,828	$(35,004)	$31,824

These assets are being amortized over their estimated useful lives over a weighted average remaining period of approximately 7.3 years. Amortization expense for the quarter and six months ended October 4, 2009 was $1,239 and $2,479, respectively.  Amortization for the quarter and six months ended September 28, 2008 was $1,404 and $2,808, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2010	$2,464
Fiscal 2011	3,955
Fiscal 2012	3,946
Fiscal 2013	3,916
Fiscal 2014	3,916
Thereafter	11,148
Total	$29,345

5.     Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 10) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarters and six months ended October 4, 2009 and September 28, 2008, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Six Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Weighted-average basic shares outstanding	32,718	32,819	32,681	32,823
Dilutive effect of stock-based awards	421	446	448	460
Dilutive effect of contingently issuable shares	—	1,531	22	1,711
Weighted-average diluted shares outstanding	33,139	34,796	33,151	34,994

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	5	—	5	—

As discussed further in Note 10, contingently issuable shares related to ATK’s 3.00% Convertible Notes due 2024, 2.75% Convertible Notes due 2024, and 2.75% Convertible Notes due 2011 are not included in diluted EPS for the quarter ended October 4, 2009 as ATK’s average stock price during the quarter did not exceed $79.75, $79.46, or $96.51, respectively.  Contingently issuable shares related to ATK’s 2.75% Convertible Notes due 2024 and 2.75% Convertible Notes due 2024 are included in diluted EPS for the six months ended October 4, 2009.  Contingently issuable shares related to ATK’s 2.75% Convertible Notes due 2011, are not included in diluted EPS for the six months ended October 4, 2009 as ATK’s average stock price during the quarter did not exceed $96.51.  The contingently issuable shares related to all three Notes are, however, included in diluted EPS for the quarter and six months ended September 28, 2008.

The Warrants, as discussed in Note 10, are not included in diluted EPS as ATK’s average stock price during the quarters or six months ended October 4, 2009 and September 28, 2008 did not exceed $116.75.

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

ATK entered into forward contracts for copper and zinc during the six months ended October 4, 2009 and for lead during the six months ended September 28, 2008.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated Other Comprehensive Income (OCI) in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased.   As of October 4, 2009, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	60,550,000
Zinc	22,920,000

The table below presents the fair value and location of ATK’s derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of October 4, 2009.  At March 31, 2009, ATK had no outstanding contracts.

		Asset Derivatives		Liability Derivatives
		Fair value as of		Fair value as of
	Location	October 4, 2009	March 31, 2009	October 4, 2009	March 31, 2009
Commodity forward contracts	Other current assets	$16,232	$—	$—	$—
Commodity forward contracts	Deferred charges and other non-current assets	7,887	—	—	—
Total		$24,119	$—	$—	$—

The derivative gains and losses in the consolidated income statements for the six months ended October 4, 2009 related to commodity forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Commodity forward contracts	$24,119	Cost of Sales	$—	Cost of Sales	$—

All derivatives used by ATK during the six months ended October 4, 2009 and the fiscal year ended March 31, 2009 were designated as hedging instruments.

7.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and six months ended October 4, 2009 and September 28, 2008 were as follows:

	Quarters Ended		Six Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Net income	$72,617	$61,478	$142,100	$115,960
Other comprehensive income (OCI):
Pension and other postretirement benefit liabilities, net of income taxes of ($1,826), ($755), ($3,498), and $(2,881), respectively	2,881	1,112	5,913	4,345
Change in fair value of derivatives, net of income taxes of $(6,638), $(381), $(9,467), and $7, respectively	10,319	572	14,652	(10)
Change in fair value of available-for-sale securities, net of income taxes of $(406), $175, $(853), and $115, respectively	635	(262)	1,320	(174)
Total OCI	13,835	1,422	21,885	4,161
Comprehensive income	86,452	62,900	163,985	120,121
Comprehensive income attributable to noncontrolling interest	107	16	159	106
Comprehensive income attributable to Alliant Techsystems Inc.	$86,345	$62,884	$163,826	$120,015

The components of accumulated OCI, net of income taxes, are as follows:

	October 4, 2009	March 31, 2009
Derivatives	$14,652	$—
Pension and other postretirement benefit liabilities	(644,930)	(650,843)
Available-for-sale securities	511	(809)
Total accumulated other comprehensive loss	$(629,767)	$(651,652)

The pre-tax activity in OCI related to the forward contracts discussed in Note 6 was as follows:

	Quarters Ended		Six Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Beginning of period unrealized gain (loss) in accumulated OCI	$7,162	$(1,203)	$—	$—
Increase (decrease) in fair value of derivatives	16,957	356	24,119	(847)
Losses reclassified from OCI, increasing the price paid to suppliers	—	363	—	363
End of period unrealized gain (loss) in accumulated OCI	24,119	(484)	24,119	(484)

There was no ineffectiveness recognized in earnings for these contracts during the quarters and six months ended October 4, 2009 and September 28, 2008.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

8.     Inventories

Inventories consist of the following:

	October 4, 2009	March 31, 2009
Raw materials	$78,742	$60,545
Work in process	32,128	46,436
Finished goods	65,264	93,050
Contracts in progress	16,759	38,569
Net inventories	$192,893	$238,600

9.     Other Liabilities

Other current and long-term accrued liabilities consist of the following:

	October 4, 2009	March 31, 2009
Employee benefits and insurance, including pension and other postretirement benefits	$70,805	$57,455
Warranty	12,087	12,184
Interest	3,268	2,022
Environmental remediation	8,497	8,363
Rebate	14,879	5,344
Deferred lease obligation	15,650	13,150
Other	67,894	67,823
Total other accrued liabilities – current	$193,080	$166,341

Environmental remediation	$45,342	$47,919
Management nonqualified deferred compensation plan	23,324	20,362
Non-current portion of accrued income tax liability	28,432	25,570
Deferred lease obligation	13,549	11,853
Other	16,366	19,658
Total other long-term liabilities	$127,013	$125,362

ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.  The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter and six months ended October 4, 2009:

Balance at April 1, 2009	$12,184
Warranties issued	84
Payments made	—
Changes related to preexisting warranties	(235)
Balance at July 5, 2009	$12,033
Warranties issued	499
Payments made	(435)
Changes related to preexisting warranties	(10)
Balance at October 4, 2009	$12,087

10.  Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	October 4, 2009	March 31, 2009
Senior Credit Facility dated March 29, 2007 (1):
Term A Loan due 2012	$268,125	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011 (2) (3)	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024 (5)	279,763	279,929
3.00% Convertible Senior Subordinated Notes due 2024 (4)	199,453	199,453
Principal amount of long-term debt	1,447,341	1,454,382
Less: Unamortized discounts	55,071	66,779
Carrying amount of long-term debt	1,392,270	1,387,603
Less: current portion	13,750	289,859
Carrying amount of long-term debt, excluding current portion	$1,378,520	$1,097,744

(1)         Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 1.13% at October 4, 2009. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at October 4, 2009.   As of October 4, 2009, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $163,244, which reduced amounts available on the revolving facility to $336,756. ATK’s weighted average interest rate on short-term borrowings was 5.00% during both the quarter and the six months ended September 28, 2008.  ATK had no short-term borrowings during the quarter or six months ended October 4, 2009.

(2)         In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year.  The contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and six months ended September 28, 2008 by 181,830 and 251,393 shares, respectively, because ATK’s average stock price exceeded the conversion price during that period.  There was no impact on the diluted shares outstanding for the quarter or six months ended October 4, 2009 because ATK’s average stock price during both periods was below the conversion price.

(3)         In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK purchased, at a cost of $50,850, call options (the Call Options) on its common stock. The Call Options, which become exercisable upon conversion of the related convertible notes, allow ATK to purchase approximately 3.1 million shares of ATK’s common stock and/or cash from the counterparty at an amount equal to the amount of common stock and/or cash related to the excess conversion value that ATK would pay to the holders of the related convertible notes upon conversion. In addition, ATK sold warrants (the Warrants) to issue approximately 3.3 million shares of ATK’s common stock at an exercise price of $116.75 per share. The proceeds from the sale of the Warrants totaled $23,220.  In accordance with current authoritative guidance, ATK recorded the net cost of the Call Options and the Warrants of $27,630 in additional paid-in-capital and will not recognize any changes in the fair value of the instruments. On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of ATK’s common stock in the event that the 2.75% Convertible Notes due 2011 are converted by effectively increasing the conversion price of these notes from $96.51 to $116.75. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.  The Warrants will result in additional diluted shares outstanding if ATK’s average common stock price exceeds $116.75.

(4)         In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at October 4, 2009 and March 31, 2009.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share).  The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended October 4, 2009, therefore the remaining principal amount of $199,453 as of October 4, 2009 was classified as long-term.  These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the six months ended October 4, 2009 by 3,979, and by 556,720 and 603,095, respectively, for the quarter and six months ended September 28, 2008, because ATK’s average stock price exceeded the conversion price during those periods.  There was no impact on the diluted shares outstanding for the quarter ended October 4, 2009 because ATK’s average stock price during that period was below the conversion price.

(5)         In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at October 4, 2009 and March 31, 2009.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time with 30 days’ notice.  Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on February 15, 2014 or February 15, 2019.  On August 14, 2009, $166 of these notes were repurchased, in cash for 100% of the principal amount plus accrued but unpaid interest, from holders who elected to surrender their notes.  Under specified conditions, holders may convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount (a conversion price of $79.46 per share).  The stock price condition was met in fiscal 2009 and $71 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended October 4, 2009.  These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the six months ended October 4, 2009 by 18,198, and by 792,036 and 856,962, respectively, for the quarter and six months ended September 28, 2008, because ATK’s average stock price exceeded the conversion price during those periods.  There was no impact on the diluted shares outstanding for the quarter ended October 4, 2009 because ATK’s average stock price during that period was below the conversion price.  As discussed above, ATK may redeem some or all of these notes at any time, with 30 days’ notice, however it is ATK’s current intent not to call these notes in the next twelve months; therefore, the remaining principal amount of $279,763 is classified as long-term as of October 4, 2009.

See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2010	$6,875
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Fiscal 2014	—
Thereafter	879,216
Total payments	$1,447,341

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 62% as of October 4, 2009 and 67% as of March 31, 2009.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Senior Subordinated Notes due 2016, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of October 4, 2009, ATK was in compliance with the financial covenants.

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

Net cash paid for interest totaled $26,517 in the six months ended October 4, 2009 and $18,056 in the six months ended September 28, 2008.

11.  Employee Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits
	Quarters Ended		Six Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Service cost	$13,651	$15,088	$27,302	$30,176
Interest cost	39,224	34,949	78,449	69,898
Expected return on plan assets	(42,763)	(46,915)	(85,527)	(93,830)
Amortization of unrecognized net loss	6,437	6,968	12,875	13,936
Amortization of unrecognized prior service cost	(97)	(97)	(195)	(194)
Net periodic benefit cost	$16,452	$9,993	$32,904	$19,986

Components of Net Periodic Benefit Cost

	Postretirement Benefits
	Quarters Ended		Six Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Service cost	$51	$72	$103	$144
Interest cost	2,890	2,952	5,779	5,904
Expected return on plan assets	(668)	(944)	(1,336)	(1,888)
Amortization of unrecognized net loss	523	664	1,046	1,328
Amortization of unrecognized prior service cost	(2,158)	(2,176)	(4,315)	(4,352)
Net periodic benefit cost	$638	$568	$1,277	$1,136

Employer Contributions.  During the six months ended October 4, 2009, ATK contributed $150,000 to the pension trust and $1,603 directly to retirees.  ATK also contributed $7,412 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of $1,534 directly to retirees and $7,325 to its other PRB plans during the remainder of fiscal 2010. ATK is not required to make any additional minimum contributions to the pension trust during the remainder of 2010.

12.  Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended October 4, 2009 and September 28, 2008 represent effective tax rates of 37.2% and 37.4%, respectively.  The decrease in the rate for the second quarter of fiscal 2010 from the prior year quarter is primarily due to increased benefits related to deductible gains on life insurance policies related to the Company’s nonqualified deferred compensation plans and the federal research and development (R&D) tax credit which were partially offset by reduced benefit from the domestic manufacturing deduction (DMD).

The income tax provisions for the six months ended October 4, 2009 and September 28, 2008 represent effective tax rates of 37.2% and 37.1%, respectively.  The increase in the rate for the six months ended October 4, 2009 from the prior year period is primarily due to a reduced benefit from the DMD which was partially offset by an increased benefit in the R&D credit.

The Internal Revenue Service is currently examining fiscal 2007 and 2008.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or international examinations by tax authorities prior to fiscal 2003.  ATK believes adequate provisions have been made for outstanding issues for all open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $20,951 reduction of the uncertain tax benefits will occur in the next twelve months.  The settlement of these unrecognized tax benefits could result in earnings up to $16,480 based on current estimates.

13.  Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of October 4, 2009, ATK has authorized up to 2,382,360 common shares under the 2005 Stock Incentive Plan, of which 1,115,545 common shares are yet available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarter and six months ended October 4, 2009 was $3,898 and $8,580, respectively.  Total pre-tax stock-based compensation expense recognized during the quarter and six months ended September 28, 2008 was $4,820 and $9,718, respectively. The total income tax benefit recognized in the income statement for share-based compensation during the quarter and six months ended October 4, 2009 was $1,499 and $3,334, respectively. The total income tax benefit recognized in the income statement for share-based compensation during the quarter and six months ended September 28, 2008 was $1,909 and $3,849, respectively.

There are four types of awards outstanding under ATK’s stock incentive plans: performance awards, total stockholder return performance awards (“TSR awards”), restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance and TSR awards, grant of restricted stock, or exercise of stock options.

As of October 4, 2009, there were up to 390,098 shares reserved for performance awards for key employees.  Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares, up to 197,660 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2008 through fiscal 2010 period; up to 147,520 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2009 through fiscal 2011 period; and up to 44,918 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2010 through fiscal 2012 period.  In May 2009, 174,973 shares were distributed or deferred based upon achievement of certain financial performance goals, including EPS, for the fiscal 2007 through fiscal 2009 period.

As of October 4, 2009, there were up to 64,160 shares reserved for TSR awards for key employees.  ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards.  The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award.  This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK’s stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.  The weighted average fair value of TSR awards granted was $30.56 during fiscal 2009. There were no TSR awards granted in the six months ended October 4, 2009.  The weighted average assumptions used in estimating the value of the TSR award in fiscal 2009 were as follows:

Year ended March 31, 2009
Risk-free rate	1.17%
Expected volatility	25.8%
Expected dividend yield	0%
Expected award life	3 years

Restricted stock issued to non-employee directors and certain key employees during the six months ended October 4, 2009 totaled 26,171. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  The fair value of options granted during fiscal 2009 was $24.83.  There were no options granted in the six months ended October 4, 2009.  The following assumptions were used for the fiscal 2009 grants:

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.00% and 1.75% as of October 4, 2009 and March 31, 2009, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	October 4, 2009		March 31, 2009
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,908)	$36,367	$(62,080)	$37,104
Unamortized discount	7,069	(3,641)	5,798	(2,900)
Present value amounts (payable) receivable	$(53,839)	$32,726	$(56,282)	$34,204

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $53,839 discounted liability as of October 4, 2009, $8,497 was recorded within other current liabilities and $45,342 was recorded within other long-term liabilities. Of the $32,726 discounted receivable, ATK recorded $5,897 within other current assets and $26,829 within other non-current assets. As of October 4, 2009, the estimated discounted range of reasonably possible costs of environmental remediation was $53,839 to $83,280.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of this Form 10-Q for the quarter ended October 4, 2009.

15.  Share Repurchases

On August 5, 2008, ATK’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares.  The Board has determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31,609.  During the six months ended October 4, 2009, ATK did not repurchase any shares.  As of October 4, 2009, there were 4,700,044 remaining shares authorized to be repurchased.

16.  Operating Segment Information

ATK has three operating segments:  ATK Armament Systems, ATK Mission Systems, and ATK Space Systems.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.

•                  ATK Armament Systems, which generated 46% of ATK’s external sales in the six months ended October 4, 2009, develops and produces military ammunition and gun systems; commercial products; tactical systems and equipment, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  ATK Mission Systems, which generated 25% of ATK’s external sales in the six months ended October 4, 2009, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: large-caliber direct fires, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

•                  ATK Space Systems, which generated 29% of ATK’s external sales in the six months ended October 4, 2009, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Other products include ordnance, such as decoy and illuminating flares.

The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 12% and 13% of total external sales during the six months ended October 4, 2009 and September 28, 2008, respectively.

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Six Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Sales to external customers:
ATK Armament Systems	$553,969	$422,862	$1,106,384	$864,436
ATK Mission Systems	304,392	280,542	596,943	557,045
ATK Space Systems	349,603	388,547	713,771	795,335
Total external sales	1,207,964	1,091,951	2,417,098	2,216,816
Intercompany sales:
ATK Armament Systems	4,856	2,898	9,152	7,328
ATK Mission Systems	31,525	46,905	66,824	91,554
ATK Space Systems	4,201	2,309	7,866	5,248
Eliminations	(40,582)	(52,112)	(83,842)	(104,130)
Total intercompany sales	—	—	—	—
Total sales	$1,207,964	$1,091,951	$2,417,098	$2,216,816

Income before interest, income taxes, and noncontrolling interest:
ATK Armament Systems	$67,718	$42,969	$128,933	$87,129
ATK Mission Systems	32,962	35,785	66,213	68,619
ATK Space Systems	38,722	47,982	79,845	84,224
Corporate	(4,528)	(6,091)	(8,745)	(10,995)
Total income before interest, income taxes, and noncontrolling interest	$134,874	$120,645	$266,246	$228,977

During the second quarter of fiscal 2010, ATK recorded an $11,400 noncash charge within ATK Armament Systems related to the Company’s TNT production facility and ATK’s decision to procure all future TNT requirements from an off-shore vendor.

Certain administrative functions are primarily managed by ATK at the corporate headquarters (“Corporate”). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, and income taxes. Pension and postretirement benefit expenses are allocated to each segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $4,893 and $10,027 for the quarter and six months ended October 4, 2009, respectively, and $6,464 and $12,538 for the quarter and six months ended September 28, 2008, respectively.

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

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in Item 1A of this Form 10-Q for the quarter ended October 4, 2009. Additional information regarding these factors may be contained in ATK’s subsequent filings with the Securities and Exchange Commission, including Forms 8-K.

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

•                  ATK Armament Systems, which generated 46% of ATK’s external sales in the six months ended October 4, 2009, develops and produces military ammunition and gun systems; commercial products; tactical accessories and equipment, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  ATK Mission Systems, which generated 25% of ATK’s external sales in the six months ended October 4, 2009, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: large caliber direct fires, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

•                  ATK Space Systems, which generated 29% of ATK’s external sales in the six months ended October 4, 2009, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Other products include ordnance, such as decoy and illuminating flares.

The majority of ATK’s sales are recognized as costs are incurred. ATK’s customers pay ATK cash based on costs incurred and profit earned, upon achievement of program milestones, or upon delivery of the product.

ATK is dependent on funding levels of the U.S. Department of Defense (DoD) and NASA. The U.S. defense industry has experienced significant changes over the years. ATK management believes that the key to ATK’s continued success is to focus on performance, innovation,  simplicity, and affordability, and that ATK’s future lies in being a leading provider of advanced weapon and space systems. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures mount on procurement and research and development accounts. ATK will concentrate on developing systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks. ATK’s transformational weapons such as Advanced Anti-Radiation Guided Missiles, Precision Guidance Kit, and Mortar Guidance Kit are aimed squarely at this growing market. At the same time, ATK believes it is on the leading edge of technologies essential to “generation after next” weapons and platforms - advanced sensor/seeker integration, directed energy, weapon data links, high-speed, long-range projectiles, thermal-resistant materials, reactive materials, and scramjet engines are examples.

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

Results of Operations

Acquisitions

There were no acquisitions during the six months ended October 4, 2009.

On March 31, 2009, ATK acquired Eagle Industries (Eagle), a leading manufacturer of high-quality, individual operational nylon gear and equipment for military, homeland security, and law enforcement agencies for $63,000 net of cash acquired, subject to purchase price adjustments expected to be settled in fiscal 2010.  During the second quarter of fiscal 2010, ATK received a preliminary purchase price adjustment of $5,002, as determined by a working capital adjustment identified in the preliminary audited financial statements.  Eagle manufactures more than 5,000 products which include tactical assault vests, load-bearing equipment, weapon transporting gear, holsters, personal gear carriers, and other high quality accessories.   ATK believes that the acquisition provides an opportunity to expand its position in the domestic and international tactical accessories markets serving military and law enforcement customers.  Headquartered in Fenton, Missouri, Eagle employs approximately 1, 280 employees and is included in ATK Armament Systems.  The purchase price allocation has not yet been completed pending final valuation of certain acquired assets and liabilities.  At October 4, 2009 and March 31, 2009, substantially the entire purchase price was recorded as goodwill.  The final purchase price allocation could be significantly different than the estimate currently recorded.  The Company anticipates completion of the final purchase price allocation by March 31, 2010.  A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

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

Sales

The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 12% and 13% of total external sales during the six months ended October 4, 2009 and September 28, 2008, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended				Six Months Ended
	October 4, 2009	September 28, 2008	$ Change	% Change	October 4, 2009	September 28, 2008	$ Change	% Change

ATK Armament Systems	$553,969	$422,862	$131,107	31.0%	$1,106,384	$864,436	$241,948	28.0%
ATK Mission Systems	304,392	280,542	23,850	8.5%	596,943	557,045	39,898	7.2%
ATK Space Systems	349,603	388,547	(38,944)	(10.0)%	713,771	795,335	(81,564)	(10.3)%
Total external sales	$1,207,964	$1,091,951	$116,013	10.6%	$2,417,098	$2,216,816	$200,282	9.0%

The increase in sales was due to organic growth as well as the acquisition of Eagle late in the fourth quarter of fiscal 2009, as discussed above, which is reported within ATK Armament Systems.

Quarter.

ATK Armament Systems.  The increase in sales was driven by:

•                  an increase of $55,500 in small-caliber ammunition sales at the Lake City Army ammunition plant as a result of $30,600 of sales for the Non-Standard Ammunition Program, as well as continued strong customer requirements and facility modernization projects sales,

•                  a $27,100 increase in commercial products due to an increase in volume of law enforcement, international, and commercial sales,

•                  an increase of $25,900 in energetic systems at the Radford Army Ammunition Plant relating to modernization project sales and increased sales of TNT,

•                  a $14,200 increase resulting from the March 31, 2009 acquisition of Eagle (now Tactical Systems), and

•                  an increase of $6,100 in integrated weapon systems (formerly medium-caliber systems) which was driven by the timing of sales on ammunitions programs.

ATK Mission Systems.  The increase in sales was driven by:

•                a $23,400 increase in commercial aircraft  structures relating primarily to a new commercial aircraft program,

•                an increase of $7,700 in missiles, primarily relating to the new Multi-Stage Supersonic Target (MSST) program, and

•                an increase of $7,700 on an international barrier systems program.

These increases were partially offset by completion of an aircraft missionization program in fiscal 2009 which resulted in $11,600 fewer sales within special mission aircraft.  During the second quarter of fiscal 2010, ATK Mission Systems lost the competition for the follow-on contract for aircraft missionization on a multi-role enforcement aircraft.

ATK Space Systems.  The decrease in sales was driven by:

•                  a $37,800 decrease in Minuteman volume as the contract nears successful completion,

•                  a decrease of $9,300 in the Space Shuttle program due to wind-down of the program, and

•                  a reduction in sales on the Kinetic Energy Inceptor program of $7,900 due to termination of the contract in fiscal 2010.

These decreases were partially offset by a $14,300 increase in space structures and components due to increased volume and improved performance across numerous programs.

Six Months.

ATK Armament Systems.  The increase in sales was driven by:

•                  a $92,700 increase in commercial products due to an increase in volume of law enforcement, international, and commercial sales,

•                  an increase of $89,200 in small-caliber ammunition sales at the Lake City Army ammunition plant as a result of $68,600 of sales for the Non-Standard Ammunition Program, as well as continued strong customer requirements and facility modernization projects sales,

•                  an increase of $46,300 in energetic systems at the Radford Army Ammunition Plant relating to modernization project sales and increased sales of TNT, and

•                  a $27,400 increase resulting from the March 31, 2009 acquisition of Eagle (now Tactical Systems).

These increases were partially offset by a $17,200 decrease in integrated weapon systems which was driven by timing of sales on ammunition and guns programs.

ATK Mission Systems.  The increase in sales was driven by:

•                a $41,800 increase in commercial aircraft  structures primarily due to a new commercial aircraft program,

•                a $19,600 increase in missiles, related primarily to the new Multi-Stage Supersonic Target (MSST) program,

•                an increase of $15,200 in precision guided munitions resulting primarily from a new advanced weapons program, and

•                an increase of $11,200 partially driven by the ramp-up of the Joint Strike Fighter Low Rate Initial Production and new programs in military aircraft structures.

These increases were partially offset by:

•                completion of a missionization program in fiscal 2009 which resulted in $19,700 fewer sales within special mission aircraft,

•                a $17,500 decrease in defense electronics due to the timing of AAR-47 Missile Warning System sales, and

•                a decrease of $7,900 in space launch vehicles relating primarily to the Arrow program.

ATK Space Systems.  The decrease in sales was driven by:

•                  a $92,800 decrease in Minuteman volume as the contract nears successful completion,

•                  a reduction in sales on the Kinetic Energy Inceptor program of $12,100 due to termination of the contract in fiscal 2010,

•                  a $14,300 decrease in services business volume, and

•                  a decrease of $10,400 on the Launch Abort System due to customer funding limitations.

These decreases were partially offset by:

•                a $32,900 increase in space structures and components due to increased customer demand for pressure tanks, deployables, and engineered composites, and

•                an increase of $8,400 resulting from the lack of production delays in decoys and flares experienced in the prior year period as well as increased customer demand.

Gross Profit

	Quarters Ended					Six Months Ended
	October 4, 2009	As a % of Sales	September 28, 2008	As a % of Sales	Change	October 4, 2009	As a % of Sales	September 28, 2008	As a % of Sales	Change

Gross profit	$245,702	20.3%	$240,231	22.0%	$5,471	$505,547	20.9%	$459,503	20.7%	$46,044

Quarter.

The increase in gross profit for the quarter primarily relates to higher overall sales along with improved margins in commercial products and small-caliber ammunition programs.  This increase was partially offset by an $11,400 non-cash charge related primarily to the TNT production facility, as well as margin declines due to additional investments made on advanced weapon programs and reduced incentive fees in missile defense within ATK Mission Systems.

Six Months.

The increase in gross profit is consistent with the increase in sales within Armament Systems and improved performance in space structures and components compared to the prior year period.  These increases were partially offset by an $11,400 non-cash charge related primarily to the TNT production facility as well as margin declines within ATK Mission Systems due to additional investments made on advanced weapon programs and reduced incentive fees in missile defense.

Operating Expenses

	Quarters Ended					Six Months Ended
	October 4, 2009	As a % of Sales	September 28, 2008	As a % of Sales	Change	October 4, 2009	As a % of Sales	September 28, 2008	As a % of Sales	Change

Research and development	$15,886	1.3%	$25,419	2.3%	$(9,533)	$31,264	1.3%	$47,140	2.1%	$(15,876)
Selling	45,202	3.7%	39,121	3.6%	6,081	90,296	3.7%	77,808	3.5%	12,488
General and administrative	49,740	4.2%	55,046	5.0%	(5,306)	117,741	4.9%	105,578	4.8%	12,163
Total	$110,828	9.2%	$119,586	10.9%	$(8,758)	$239,301	9.9%	$230,526	10.4%	$8,775

Quarter.

Operating expenses for the quarter decreased due to lower general and administrative expenses resulting from a decrease in the provision for bad debts due to a customer emerging from bankruptcy.  There was also a decrease in research and development costs which were higher in the prior year comparable period due to costs associated with space launch vehicles.  These decreases were partially offset by an increase in selling expenses consistent with higher sales within ATK Armament Systems and proposal efforts within ATK Space Systems.

Six Months.

The increase in operating expenses over the prior year period was due primarily to higher general and administrative expenses resulting from the Eagle acquisition and numerous other non-material items.  Selling expenses also increased consistent with higher sales within ATK Armament Systems and proposal efforts within ATK Space Systems. These increases were partially offset by a decrease in research and development costs which were higher in the prior year comparable period due to costs associated with space launch vehicles.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarters Ended			Six Months Ended
	October 4, 2009	September 28, 2008	Change	October 4, 2009	September 28, 2008	Change

ATK Armament Systems	$67,718	$42,969	$24,749	$128,933	$87,129	$41,804
ATK Mission Systems	32,962	35,785	(2,823)	66,213	68,619	(2,406)
ATK Space Systems	38,722	47,982	(9,260)	79,845	84,224	(4,379)
Corporate	(4,528)	(6,091)	1,563	(8,745)	(10,995)	2,250
Total	$134,874	$120,645	$14,229	$266,246	$228,977	$37,269

The increase in income before interest, income taxes, and noncontrolling interest was due to higher sales partially offset by increased pension expense, as well as program-related changes within the operating segments as described below.

Quarter.

ATK Armament Systems.  The increase primarily relates to higher overall sales along with improved margins in commercial products and small-caliber ammunition programs, partially offset by an $11,400 non-cash charge related primarily to the TNT production facility.

ATK Mission Systems.  The decrease was driven by margin declines due to additional investments made on advanced weapon programs as well as reduced incentive fees in missile defense.  These decreases were partially offset by organic growth and higher sales volume across multiple programs.

ATK Space Systems.  The decrease was primarily driven by lower sales volume.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters and the elimination of intercompany profits.

Six Months.

ATK Armament Systems.  The increase primarily relates to higher overall sales along with improved margins in commercial products and small-caliber ammunition programs, partially offset by an $11,400 non-cash charge related primarily to the TNT production facility.

ATK Mission Systems.  The decrease was driven by margin declines due to additional investments made on advanced weapon programs as well as reduced incentive fees in missile defense.  These decreases were partially offset by organic growth and higher sales volume across multiple programs.

ATK Space Systems.  The decrease was primarily driven by lower sales volume, partially offset by improved performance in space structures and components compared to the prior year.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters and the elimination of intercompany profits.

Net Interest Expense

Quarter.

Net interest expense for the quarter ended October 4, 2009 was $19,237, a decrease of $3,258 compared to $22,495 in the comparable quarter of fiscal 2009 primarily due to a decrease in the average borrowing rate and average outstanding debt balance.

Six Months.

Net interest expense for the six months ended October 4, 2009, was $40,086, a decrease of $4,592 compared to $44,678 in the comparable period of fiscal 2009 primarily due to a decrease in the average borrowing rate and average outstanding debt balance.

Income Tax Provision

	Quarters Ended					Six Months Ended
	October 4, 2009	Effective Rate	September 28, 2008	Effective Rate	Change	October 4, 2009	Effective Rate	September 28, 2008	Effective Rate	Change

Income tax provision	$43,020	37.2%	$36,672	37.4%	$6,348	$84,060	37.2%	$68,339	37.1%	$15,721

ATK’s provision for income taxes includes both federal and state income taxes.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

Quarter.

The income tax provisions for the quarters ended October 4, 2009 and September 28, 2008 represent effective tax rates of 37.2% and 37.4%, respectively.  The decrease in the rate for the second quarter of fiscal 2010 from the prior year quarter is primarily due to increased benefits related to deductible gains on life insurance policies related to the Company’s nonqualified deferred compensation plans and the federal research and development (R&D) tax credit which were partially offset by reduced benefit from the domestic manufacturing deduction (DMD)

Six Months.

The income tax provisions for the six months ended October 4, 2009 and September 28, 2008 represent effective tax rates of 37.2% and 37.1%, respectively.  The increase in the rate for the six months ended October 4, 2009 from the prior year period is primarily due to a reduced benefit from the DMD which was partially offset by an increased benefit in the R&D credit.

The Internal Revenue Service is currently examining fiscal 2007 and 2008.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or international examinations by tax authorities prior to fiscal 2003.  ATK believes adequate provisions have been made for outstanding issues for all open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $20,951 reduction of the uncertain tax benefits will occur in the next twelve months.  The settlement of these unrecognized tax benefits could result in earnings up to $16,480 based on current estimates.

Net Income

Quarter.

Net income for the quarter ended October 4, 2009 was $72,617, an increase of $11,139 compared to $61,478 in the comparable period of fiscal 2009. This increase was due to an increase of $5,471 in gross profit, a decrease in operating expenses of $8,758, and a decrease in net interest expense of $3,258, partially offset by an increase in income tax expense of $6,348.

Six Months.

Net income for the six months ended October 4, 2009 was $142,100, an increase of $26,140 compared to $115,960 in the comparable period of fiscal 2009. This increase was due to an increase of $46,044 in gross profit and a decrease in net interest expense of $4,592, partially offset by increases in operating expenses of $8,775 and income tax expense of $15,721.

Noncontrolling Interest

The noncontrolling interest (formerly minority interest) in each period represents the noncontrolling owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended
	October 4, 2009	September 28, 2008	Change

Cash flows (used for) provided by operating activities	$(47,434)	$31,586	$(79,020)
Cash flows used for investing activities	(60,878)	(66,190)	5,312
Cash flows used for financing activities	(3,409)	(22,016)	18,607
Net cash flows	$(111,721)	$(56,620)	$(55,101)

Cash used for operating activities for the six months ended October 4, 2009 totaled $47,434, compared to $31,586 provided in the first six months of the prior year.  The $79,020 decrease from the prior year was primarily due to a $150,000 funding payment to the pension trust in fiscal 2010.  This reduction was partially offset a $26,140 increase in net income over the prior year comparable period, as well as a $12,793 decrease in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances), primarily resulting from the timing of collections.  In the current year, ATK also made net income tax payments of $49,255 compared to payments of $85,360 in the prior year period resulting in a benefit of $36,105.

Cash used for investing activities for the six months ended October 4, 2009 totaled $60,878, a decrease of $5,312 compared to $66,190 used in the first six months of the prior year.  This decrease was primarily the result of $5,002 of cash received in September 2009 related to a purchase price adjustment for the Eagle acquisition compared to cash paid on a small acquisition for $7,511 during fiscal 2009, as well as additional proceeds from the sale of capital assets during the current year.  This decrease was partially offset by a slight increase in capital expenditures.

Cash used for financing activities for the six months ended October 4, 2009 totaled $3,409, a decrease of $18,607 compared to $22,016 used in the first six months of the prior year.  The decrease was driven by the absence $31,616 in cash paid for the repurchase of treasury shares, partially offset by payments of $7,041 on ATK’s Term A Loan due 2012 and a reduction in proceeds from employee stock compensation plans resulting from a reduction in stock options exercised.

ATK’s principal sources of liquidity continue to be its cash and cash equivalents on-hand, cash generated by operations and borrowings under its credit facility. Based on ATK’s current financial condition, management believes that ATK’s cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under ATK’s revolving credit facilities, as well as future sources of funding including, additional bank financing and debt markets, will be adequate to fund future growth as well as to service ATK’s currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases over the next 12 months.   As discussed further below, at October 4, 2009, ATK had no borrowings under its $500,000 Revolving Credit Facility, and amounts available under the Facility (net of outstanding letters of credit) were $336,756.  The $279,793 aggregate principal amount of the 2.75% Convertible Notes can no longer be put to ATK in the next twelve months and it is currently not ATK’s intent to call the notes.

Benefit Plan Contributions

During the six months ended October 4, 2009, ATK contributed $150,000 to the pension trust and $1,603 directly to retirees.  ATK also contributed $7,412 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of $1,534 directly to retirees and $7,325 to its other PRB plans during the remainder of fiscal 2010. ATK is not required to make any minimum contributions to the pension trust during the remainder of 2010.

Debt

Long-term debt, including the current portion, consisted of the following:

	October 4, 2009	March 31, 2009
Senior Credit Facility dated March 29, 2007 (1):
Term A Loan due 2012	$268,125	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011 (2) (3)	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024 (5)	279,763	279,929
3.00% Convertible Senior Subordinated Notes due 2024 (4)	199,453	199,453
Principal amount of long-term debt	1,447,341	1,454,382
Less: Unamortized discounts	55,071	66,779
Carrying amount of long-term debt	1,392,270	1,387,603
Less: current portion	13,750	289,859
Carrying amount of long-term debt, excluding current portion	$1,378,520	$1,097,744

(1)

Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 1.13% at October 4, 2009. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at October 4, 2009. As of October 4, 2009, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $163,244, which reduced amounts available on the revolving facility to $336,756. ATK’s weighted average interest rate on short-term borrowings was 5.00% during both the quarter and the six months ended September 28, 2008. ATK had no short-term borrowings during the quarter or six months ended October 4, 2009.

(2)

In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. The contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and six months ended September 28, 2008 by 181,830 and 251,393 shares, respectively, because ATK’s average stock price exceeded the conversion price during that period. There was no impact on the diluted shares outstanding for the quarter or six months ended October 4, 2009 because ATK’s average stock price during both periods was below the conversion price.

(3)

In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK purchased, at a cost of $50,850, call options (the Call Options) on its common stock. The Call Options, which become exercisable upon conversion of the related convertible notes, allow ATK to purchase approximately 3.1 million shares of ATK’s common stock and/or cash from the counterparty at an amount equal to the amount of common stock and/or cash related to the excess conversion value that ATK would pay to the holders of the related convertible notes upon conversion. In addition, ATK sold warrants (the Warrants) to issue approximately 3.3 million shares of ATK’s common stock at an exercise price of $116.75 per share. The proceeds from the sale of the Warrants totaled $23,220. In accordance with current authoritative guidance ATK recorded the net cost of the Call Options and the Warrants of $27,630 in additional paid-in-capital and will not recognize any changes in the fair value of the instruments. On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of ATK’s common stock in the event that the 2.75% Convertible Notes due 2011 are converted by effectively increasing the conversion price of these notes from $96.51 to $116.75. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The Warrants will result in additional diluted shares outstanding if ATK’s average common stock price exceeds $116.75.

(4)

In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at October 4, 2009 and March 31, 2009. ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share). The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009. The stock price condition was not satisfied during the quarter ended October 4, 2009, therefore the remaining principal amount of $199,453 as of October 4, 2009 was classified as long-term. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the six months ended October 4, 2009 by 3,979, and by 556,720 and 603,095, respectively, for the quarter and six months ended September 28, 2008, because ATK’s average stock price exceeded the conversion price during those periods. There was no impact on the diluted shares outstanding for the quarter ended October 4, 2009 because ATK’s average stock price during that period was below the conversion price.

(5)

In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at October 4, 2009 and March 31, 2009. ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time with 30 days’ notice. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on February 15, 2014 or February 15, 2019. On August 14, 2009, $166 of these notes were repurchased, in cash for 100% of the principal amount plus accrued but unpaid interest, from holders who elected to surrender their notes. Under specified conditions, holders may convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount (a conversion price of $79.46 per share). The stock price condition was met in fiscal 2009 and $71 of these notes were converted in fiscal 2009. The stock price condition was not satisfied during the quarter ended October 4, 2009. These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the six months ended October 4, 2009 by 18,198, and by 792,036 and 856,962, respectively, for the quarter and six months ended September 28, 2008, because ATK’s average stock price exceeded the conversion price during those periods. There was no impact on the diluted shares outstanding for the quarter ended October 4, 2009 because ATK’s average stock price during that period was below the conversion price. As discussed above, ATK may redeem some or all of these notes at any time, with 30 days’ notice, however it is ATK’s current intent not to call these notes in the next twelve months; therefore, the remaining principal amount of $279,763 is classified as long-term as of October 4, 2009.

See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2010	$6,875
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Fiscal 2014	—
Thereafter	879,216
Total payments	$1,447,341

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 62% as of October 4, 2009 and 67% as of March 31, 2009.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Senior Subordinated Notes due 2016, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of October 4, 2009, ATK was in compliance with the financial covenants.

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

As of October 4, 2009, Moody’s Investors Service (Moody’s) had assigned ATK an issuer rating of Ba3, Standard & Poor’s Ratings Services (S&P) had assigned ATK a BB corporate credit rating, and Fitch Ratings (Fitch) had assigned ATK an issuer rating of BB.

Net cash paid for interest totaled $26,517 in the six months ended October 4, 2009 and $18,056 in the six months ended September 28, 2008.

Commodity Forward Contracts

ATK periodically uses derivatives to hedge certain commodity price risks.  ATK entered into forward contracts for copper and zinc during the six months ended October 4, 2009 and for lead during the six months ended September 28, 2008.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded as a current or long-term asset or liability and the effective portion is reflected in accumulated OCI in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased. The following table summarizes the pre-tax activity in OCI related to these forward contracts:

	Quarters Ended		Six Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Beginning of period unrealized gain (loss) in accumulated OCI	$7,162	$(1,203)	$—	$—
Increase (decrease) in fair value of derivatives	16,957	356	24,119	(847)
Losses reclassified from OCI, increasing the price paid to suppliers	—	363	—	363
End of period unrealized gain (loss) in accumulated OCI	24,119	(484)	24,119	(484)

There was no ineffectiveness recognized in earnings for these contracts during the six months ended October 4, 2009 and September 28, 2008.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.00% and 1.75% as of October 4, 2009 and March 31, 2009, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	October 4, 2009		March 31, 2009
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,908)	$36,367	$(62,080)	$37,104
Unamortized discount	7,069	(3,641)	5,798	(2,900)
Present value amounts (payable) receivable	$(53,839)	$32,726	$(56,282)	$34,204

As of October 4, 2009, the estimated discounted range of reasonably possible costs of environmental remediation was $53,839 to $83,280.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in Item 1A of this Form 10-Q for the quarter ended October 4, 2009.

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

There have been no material changes in ATK’s market risk during the quarter ended October 4, 2009. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of October 4, 2009, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended October 4, 2009, there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 describes all known material risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results, and future prospects.  The discussion below includes updates to those risk factor disclosures.

Financial market disruptions or volatility in the United States and elsewhere may impact ATK’s customers and vendors and create challenges that could have a material adverse effect on ATK’s business and results of operations.

Recent economic turmoil, including the failure of financial service companies and the related liquidity crisis, has caused significant volatility within the capital and credit markets.  This disruption has resulted in decreased economic activity and increased economic uncertainty.  As a result, ATK’s commercial customers’ ability to make timely payments may be adversely impacted and there may be an increase in customer and vendor bankruptcies.  Additionally, various other counterparties that owe ATK money or products, such as financial institutions that service ATK’s debt instruments and commodity forward contracts, could breach their obligations.  A prolonged recession could cause the counterparties to these arrangements to fail to perform or result in a decline in demand within the commercial sector, which may adversely affect ATK’s operating results, financial condition, or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 6 – August 2	—	$—	—
August 3 – August 30	6,165	77.35	—
August 31 – October 4	3,975	80.23	—
Fiscal quarter ended October 4, 2009	10,140	$78.48	—	4,700,044

(1)         All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)         On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares.  The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million.  During the quarter ended October 4, 2009, ATK repurchased no additional shares.  As of October 4, 2009, there were 4,700,044 remaining shares authorized to be repurchased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                 On August 4, 2009, ATK held its annual meeting of stockholders.

(b)                                At the annual meeting, the stockholders elected the following persons as directors to serve until the next annual meeting of stockholders: Frances D. Cook, Martin C. Faga, Ronald R. Fogleman, Douglas L. Maine, Roman Martinez IV, Daniel J. Murphy, Mark H. Ronald, and William G. Van Dyke.

(c)           At the annual meeting, the stockholders voted upon the following proposals: (1) election of eight directors, (2) ratification of the appointment of Deloitte & Touche LLP as ATK’s independent registered public accounting firm for the fiscal year ending March 31, 2010, and (3) approval of an amendment and restatement of the Alliant Techsystems Inc. 2005 Stock Incentive Plan. The voting results are as follows:

Proposal Number 1:  Election of Directors

	For	Withheld
Frances D. Cook	30,532,707	301,486

Martin C. Faga	30,354,482	479,711

Ronald R. Fogleman	30,434,412	399,781

Douglas L. Maine	30,350,328	483,865

Roman Martinez IV	30,551,705	282,488

Daniel J. Murphy	30,454,130	380,063

Mark H. Ronald	30,600,631	233,562

William G. Van Dyke	30,297,778	536,415

Proposal Number 2:  Ratification of the appointment of Deloitte & Touche LLP as ATK’s independent registered public accounting firm for the fiscal year ending March 31, 2010

For	Against	Abstain	Broker Non-Votes
30,470,427	324,221	39,545	—

Proposal Number 3:  Approval of an Amendment and Restatement of the Alliant Techsystems Inc. 2005 Stock Incentive Plan

For	Against	Abstain	Broker Non-Votes
24,866,605	3,331,478	110,948	2,525,162

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.1	Alliant Techsystems Inc. 2005 Stock Incentive Plan As Amended and Restated Effective August 4, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 4, 2009)

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: November 12, 2009	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)