Form 10-Q
period 2010-01-03
ALLIANT TECHSYSTEMS INC
filed 2010-02-04
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2010

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

As of January 31, 2010, 33,015,260 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
(In thousands except per share data)	January 3, 2010	December 28, 2008 (1)	January 3, 2010	December 28, 2008 (1)
Sales	$1,141,529	$1,109,450	$3,558,627	$3,326,266
Cost of sales	891,148	879,866	2,802,699	2,637,179
Gross profit	250,381	229,584	755,928	689,087
Operating expenses:
Research and development	16,057	16,105	47,321	63,245
Selling	35,134	39,584	125,430	117,392
General and administrative	62,790	54,611	180,531	160,189
Income before interest, income taxes, and noncontrolling interest	136,400	119,284	402,646	348,261
Interest expense	(17,918)	(21,551)	(58,214)	(66,828)
Interest income	164	142	374	741
Income before income taxes and noncontrolling interest	118,646	97,875	344,806	282,174
Income tax provision	40,245	36,528	124,305	104,867
Net income	78,401	61,347	220,501	177,307
Less net income (loss) attributable to noncontrolling interest	30	(61)	189	45
Net income attributable to Alliant Techsystems Inc.	$78,371	$61,408	$220,312	$177,262

Alliant Techsystems Inc.’s earnings per common share:
Basic	$2.38	$1.88	$6.71	$5.41
Diluted	2.33	1.85	6.60	5.17

Alliant Techsystems Inc.’s weighted-average number of common shares outstanding:
Basic	32,878	32,628	32,818	32,758
Diluted	33,603	33,117	33,367	34,283

(1) Restated due to the adoption of new accounting standards as discussed in Note 2

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)	January 3, 2010	March 31, 2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$385,754	$336,700
Net receivables	895,658	899,543
Net inventories	213,140	238,600
Income tax receivable	—	34,835
Deferred income tax assets	69,028	29,223
Other current assets	114,066	39,843
Total current assets	1,677,646	1,578,744
Net property, plant, and equipment	533,082	540,041
Goodwill	1,186,233	1,195,986
Deferred income tax assets	10,305	69,582
Deferred charges and other non-current assets	298,784	192,992
Total assets	$3,706,050	$3,577,345
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$13,750	$289,859
Accounts payable	214,580	294,971
Contract advances and allowances	100,159	86,080
Accrued compensation	122,695	168,059
Accrued income taxes	18,264	—
Other accrued liabilities	214,672	166,341
Total current liabilities	684,120	1,005,310
Long-term debt	1,379,154	1,097,744
Postretirement and postemployment benefits liabilities	116,868	121,689
Accrued pension liability	415,026	552,671
Other long-term liabilities	139,847	125,362
Total liabilities	2,735,015	2,902,776
Contingencies (Note 15)
Common stock - $.01 par value
Authorized – 90,000,000 shares Issued and outstanding – 33,015,889 shares at January 3, 2010 and 32,783,496 at March 31, 2009	330	328
Additional paid-in-capital	581,430	574,674
Retained earnings	1,640,774	1,420,462
Accumulated other comprehensive loss	(600,028)	(651,652)
Common stock in treasury, at cost — 8,539,560 shares held at January 3, 2010 and 8,771,565 shares held at March 31, 2009	(660,258)	(677,841)
Total Alliant Techsystems Inc. stockholders’ equity	962,248	665,971
Noncontrolling interest	8,787	8,598
Total equity	971,035	674,569
Total liabilities and equity	$3,706,050	$3,577,345

(1) Restated due to the adoption of new accounting standards as discussed in Note 2

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
(In thousands)	January 3, 2010	December 28, 2008 (1)
Operating activities
Net income	$220,501	$177,307
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	74,202	57,412
Amortization of intangible assets	3,757	4,213
Amortization of debt discount	15,779	17,751
Amortization of deferred financing costs	2,129	2,148
Asset impairment	11,405	3,753
Deferred income taxes	(13,447)	18,431
Gain on disposal of property	(1,885)	(3,422)
Share-based plans expense	13,447	14,753
Excess tax benefits from share-based plans	(1,549)	(3,235)
Changes in assets and liabilities:
Net receivables	(71,839)	(121,375)
Net inventories	23,075	295
Accounts payable	(63,309)	(16,299)
Contract advances and allowances	14,079	1,385
Accrued compensation	(49,271)	(24,075)
Accrued income taxes	64,053	(32,051)
Pension and other postretirement benefits	(128,349)	19,744
Other assets and liabilities	26,948	40,779
Cash provided by operating activities	139,726	157,514
Investing activities
Capital expenditures	(99,274)	(80,352)
Acquisition of business, net (Note 4)	5,002	(13,560)
Proceeds from the disposition of property, plant, and equipment	5,496	489
Cash used for investing activities	(88,776)	(93,423)
Financing activities
Payments made on bank debt	(10,479)	—
Payments made to extinguish debt	—	(10)
Payments made for debt issue costs	—	(5)
Net purchase of treasury shares	—	(31,609)
Proceeds from employee stock compensation plans	7,034	6,617
Excess tax benefits from share-based plans	1,549	3,235
Cash used for financing activities	(1,896)	(21,772)
Increase in cash and cash equivalents	49,054	42,319
Cash and cash equivalents - beginning of period	336,700	119,773
Cash and cash equivalents - end of period	$385,754	$162,092

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$3,455	$7,091

(1) Restated due to the adoption of new accounting standards as discussed in Note 2

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Amounts in thousands except share	Common Stock $.01 Par Value		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total
data)	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
For the nine months ended January 3, 2010:
Balance at March 31, 2009	32,783,496	$328	$574,674	$1,420,462	$(651,652)	$(677,841)	$8,598	$674,569
Comprehensive income:
Net income		—	—	220,312	—	—	189	220,501
Other comprehensive income (see Note 8):
Adjustments, net		—	—	—	51,624	—	—	51,624
Comprehensive income								272,125
Exercise of stock options	143,434	—	(4,055)	—	—	11,088	—	7,033
Restricted stock grants	20,189	—	(2,085)	—	—	2,085	—	—
Share-based compensation	—	—	13,447	—	—	—	—	13,447
Performance shares issued net of treasury stock withheld	72,500	—	(8,558)	—	—	5,288	—	(3,270)
Tax benefit related to share based plans and other	—	—	7,728	—	—	—	—	7,728
Employee benefit plans and other	(3,730)	2	279	—	—	(878)	—	(597)
Balance at January 3, 2010	33,015,889	$330	$581,430	$1,640,774	$(600,028)	$(660,258)	$8,787	$971,035

For the nine months ended December 28, 2008:
Balance at March 31, 2008	32,795,800	$328	$573,321	$1,279,696	$(376,636)	$(666,365)	$8,411	$818,755
Comprehensive income:
Net income		—	—	177,262	—	—	45	177,307
Other comprehensive income (see Note 8):
Adjustments, net		—	—	—	6,173	—	—	6,173
Comprehensive income								183,480
Exercise of stock options	119,854	1	(2,526)	—	—	9,143	—	6,618
Restricted stock grants	12,202	—	(1,253)	—	—	1,253	—	—
Share-based compensation	—	—	14,753	—	—	—	—	14,753
Treasury stock purchased	(299,956)	(3)	3			(31,609)		(31,609)
Performance shares issued net of treasury stock withheld	104,307	1	(12,249)	—	—	6,085	—	(6,163)
Tax benefit related to share based plans and other	—	—	7,150	—	—	—	—	7,150
Employee benefit plans and other	(14,809)	—	320	—	—	(1,408)	—	(1,088)
Balance at December 28, 2008	32,717,398	$327	$579,519	$1,456,958	$(370,463)	$(682,901)	$8,456	$991,896

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended January 3, 2010

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (fiscal 2009).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of January 3, 2010, and its results of operations and cash flows for the quarters and nine months ended January 3, 2010 and December 28, 2008.

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

2.     New Accounting Pronouncements

Adoption of New Accounting Pronouncements.   In May 2008, the Financial Accounting Standards Board (FASB) issued a new accounting standard which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of this new standard apply to ATK’s $199,453 aggregate principal amount of 3.00% Convertible Notes due 2024 (the 3.00% Convertible Notes due 2024), the $279,763 aggregate principal amount of 2.75% Convertible Notes due 2024 (the 2.75% Convertible Notes due 2024), and the $300,000 aggregate principal amount of 2.75% Convertible Notes due 2011 (the 2.75% Convertible Notes due 2011), discussed in Note 11. ATK retrospectively adopted the standard on April 1, 2009, as required.  Therefore, previously reported balances (prior to April 1, 2009), have been restated to effectively record a debt discount equal to the fair value of the equity component, a deferred tax liability for the tax effect of the recorded debt discount, and an increase to additional paid-in capital for the after-tax fair value of the equity component as of the date of issuance of the underlying notes.  Previously reported balances have also been adjusted to provide for the amortization of the debt discount through interest expense and the associated decrease in the deferred tax liability recorded through income tax expense.

The unamortized debt discount associated with the convertible notes was as follows:

	January 3, 2010	March 31, 2009
3.00% Convertible Notes due 2024	$31,290	$35,452
2.75% Convertible Notes due 2024	—	3,820
2.75% Convertible Notes due 2011	19,710	27,507
Total	$51,000	$66,779

The unamortized discount will be amortized through interest expense into earnings over the remaining expected term of the convertible notes.  The following table is a summary of the effect of applying these provisions in ATK’s prior and current period consolidated statements of income:

	Quarter Ended		Nine months ended
	January 3, 2010	December 28, 2009	January 3, 2010	December 28, 2008
Increase in interest expense	$(4,071)	$(6,033)	$(15,779)	$(17,751)
Tax benefit	1,471	2,419	6,154	7,142
Decrease in net income	(2,600)	(3,614)	(9,625)	(10,609)
Decrease in diluted earnings per share	$(0.08)	$(0.11)	$(0.29)	$(0.32)

The adoption of the new standard had the following effect on ATK’s consolidated balance sheet as of March 31, 2009:

Increase (Decrease)
Current deferred income tax assets	$(1,528)
Long-term deferred income tax assets	(14,290)
Current portion of long-term debt	(3,820)
Long-term debt	(62,959)
Additional paid-in-capital	101,541
Retained earnings	(50,581)

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

In May 2009, the FASB issued a new standard that provides guidance on management’s assessment of subsequent events.  The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued.  In addition to current disclosure requirements, the new standard also requires disclosure of the date through which subsequent events have been evaluated.  For the quarter ended January 3, 2010, ATK evaluated subsequent events through the time of filing this Form 10-Q with the SEC on February 3, 2010.

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

In December 2007, the FASB issued a new standard relating to business combinations.  The statement retains the fundamental requirements in the previous guidance that the acquisition method of accounting (also referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The prospective adoption of the new guidance on April 1, 2009 did not have an impact on ATK’s consolidated financial statements as there were no acquisitions during the nine months ended January 3, 2010.  The adoption is, however, expected to have a significant effect on how future acquisition transactions are reflected in the financial statements.  The acquisition of Eagle Industries on March 31, 2009, as discussed further in Note 4, was accounted for under the old methodology, as it was acquired prior to the adoption of the new standard on April 1, 2009.

In June 2008, the FASB ratified the consensus reached on its guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  The adoption of the new guidance on April 1, 2009 did not change the conclusion that the net cost of ATK’s warrants and options are classified within equity (as discussed in Note 11) in accordance with existing guidance, therefore, the adoption did not have a material impact on the financial statements.

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

In June 2009, the FASB issued a new standard that establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  ATK began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, there was no material impact on ATK’s consolidated financial statements.

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

Derivative financial instruments and hedging activities — In order to manage its exposure to commodity pricing and foreign currency risk, ATK periodically utilizes derivatives, which are considered Level 2 instruments.  Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace.  Foreign currency derivative are valued based on observable market transactions of spot currency rates and forward currency prices.

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

The following tables set forth by level within the fair value hierarchy ATK’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of January 3, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$413,826	$—	$—
Marketable securities (2)	—	15,725	—
Derivatives (3)	—	67,464	—

Liabilities
Derivatives (4)	$—	$490	$—

	As of March 31, 2009
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$372,528	$—	$—
Marketable securities (2)	—	10,420	—

Liabilities
Derivatives	$—	$—	$—

(1)   Balance is greater than cash and cash equivalents as presented on the consolidated balance sheet primarily due to checks outstanding to vendors.

(2)   Represents securities held in connection with a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees.  The fair value of these securities is included within other current assets and deferred charges and other non-current assets on the consolidated balance sheet.

(3)   Balance represents the fair value of outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc.

(4)   Balance represents the fair value of outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency.

The following table presents ATK’s assets and liabilities that are not measured at fair value on a recurring basis.  The carrying values and estimated fair values were as follows:

	As of January 3, 2010		As of March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,128,216	$1,288,711	$1,112,603	$1,154,304
Variable rate debt	264,688	255,423	275,000	254,375

4.     Acquisitions

In accordance with the accounting standards regarding business combinations, the results of acquired businesses are included in ATK’s consolidated financial statements from the date of acquisition. The purchase price for each acquisition is allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired is recorded as goodwill.

There were no acquisitions during the quarter ended January 3, 2010.

On March 31, 2009, ATK acquired Eagle Industries (Eagle), a leading manufacturer of high-quality, individual operational nylon gear and equipment for military, homeland security, and law enforcement agencies for $63,000 net of cash acquired, subject to purchase price adjustments expected to be settled in fiscal 2010.  During the second quarter of fiscal 2010, ATK received a preliminary purchase price adjustment of $5,002, as determined by a working capital adjustment identified in the preliminary audited financial statements.  Eagle manufactures more than 5,000 products which include tactical assault vests, load-bearing equipment, weapon transporting gear, holsters, personal gear carriers, and other high quality accessories.   ATK believes that the acquisition provides an opportunity to expand its position in the domestic and international tactical accessories markets serving military and law enforcement customers.  Headquartered in Fenton, Missouri, Eagle employs approximately 1,280 employees and is included in ATK Armament Systems.  The purchase price allocation has not yet been completed pending final valuation of certain acquired assets and liabilities.  The final purchase price allocation could be significantly different than the estimate currently recorded.  The Company anticipates completion of the final purchase price allocation by March 31, 2010.  A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

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

5.     Goodwill and Deferred Charges and Other Non-Current Assets

The changes in the carrying amount of goodwill by operating segment during the nine months ended January 3, 2010 and year ended March 31, 2009 were as follows:

	ATK Armament Systems	ATK Mission Systems	ATK Space Systems	Total
Balance at April 1, 2008	$171,337	$354,976	$709,883	$1,236,196
Goodwill Impairment	—	—	(108,500)	(108,500)
Acquisitions	60,790	—	—	60,790
Adjustment	—	7,500	—	7,500
Balance at March 31, 2009	$232,127	$362,476	$601,383	$1,195,986
Adjustments	(9,753)	—	—	(9,753)
Balance at January 3, 2010	$222,374	$362,476	$601,383	$1,186,233

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

The fiscal 2010 adjustment within ATK Armament Systems was the result of a $5,002 preliminary purchase price adjustment received in September 2009, as discussed above, which reduced the purchase price of Eagle, as well as the adjustment of certain assets and liabilities to their fair value.

Deferred charges and other non-current assets consist of the following:

	January 3, 2010	March 31, 2009
Gross debt issuance costs	$18,060	$18,060
Less accumulated amortization	(9,301)	(7,172)
Net debt issuance costs	8,759	10,888
Other intangible assets	102,721	106,328
Long term receivables	75,536	—
Environmental remediation receivable	26,062	28,544
Commodity forward contracts	32,291	—
Other non-current assets	53,415	47,232
Total deferred charges and other non-current assets	$298,784	$192,992

Included in deferred charges and other non-current assets as of January 3, 2010 and March 31, 2009 are other intangible assets of $74,504 which consist primarily of trademarks, patented technology, and brand names that are not being amortized as their estimated useful lives are considered indefinite.  Other intangible assets also include amortizing intangible assets, as follows:

	January 3, 2010			March 31, 2009
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$22,644	$(22,399)	$245	$22,644	$(21,662)	$982
Trade name	16,777	(2,936)	13,841	16,777	(1,678)	15,099
Customer relationships and other	27,557	(13,426)	14,131	27,407	(11,664)	15,743
Total	$66,978	$(38,761)	$28,217	$66,828	$(35,004)	$31,824

These assets are being amortized over their estimated useful lives over a weighted average remaining period of approximately 7.1 years. Amortization expense for the quarter and nine months ended January 3, 2010 was $1,278 and $3,757, respectively.  Amortization for the quarter and nine months ended December 28, 2008 was $1,405 and $4,213, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2010	$1,235
Fiscal 2011	3,962
Fiscal 2012	3,953
Fiscal 2013	3,923
Fiscal 2014	3,923
Thereafter	11,221
Total	$28,217

6.     Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 11) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarters and nine months ended January 3, 2010 and December 28, 2008, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Nine Months Ended
	January 3, 2010	December 28, 2008	January 3, 2010	December 28, 2008
Weighted-average basic shares outstanding	32,878	32,628	32,818	32,758
Dilutive effect of stock-based awards	441	339	439	409
Dilutive effect of contingently issuable shares	284	150	110	1,116
Weighted-average diluted shares outstanding	33,603	33,117	33,367	34,283
Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	5	—	5	—

As discussed further in Note 11, contingently issuable shares related to ATK’s 3.00% Convertible Notes due 2024 and 2.75% Convertible Notes due 2024 are included in diluted EPS for the quarter and nine months ended January 3, 2010 and December 28, 2008.  Contingently issuable shares related to ATK’s 2.75% Convertible Notes due 2011 are included in diluted EPS for the nine months ended December 28, 2008; however these shares are excluded from diluted EPS for the quarter and nine months ended January 3, 2010 and quarter ended December 28, 2008 as ATK’s average stock price during those periods did not exceed $96.51.

The Warrants, as discussed in Note 11, are not included in diluted EPS as ATK’s average stock price during the quarters or nine months ended January 3, 2010 and December 28, 2008 did not exceed $116.75.

The Call Options, also discussed in Note 11, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

7.     Derivative Financial Instruments

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

ATK entered into forward contracts for copper and zinc during the nine months ended January 3, 2010 and for lead during the nine months ended December 28, 2008.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated Other Comprehensive Income (OCI) in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased.   As of January 3, 2010, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	55,475,000
Zinc	21,050,000

ATK entered into foreign currency forward contracts during the quarter ended January 3, 2010.  These contracts are used to hedge forecasted inventory purchases and subsequent payments denominated in Euros and are designated and qualify as effective cash flow hedges.  Ineffectiveness with respect to forecasted inventory purchases is calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable is evaluated based on the change in fair value of its anticipated settlement.  The fair value of these contracts is recorded within other accrued liabilities and the effective portion is reflected in accumulated Other Comprehensive Income (OCI) in the financial statements.  The gains or losses on these contracts are recorded in earnings when the related inventory is sold.  As of January 3, 2010, ATK had the following outstanding foreign currency forward contracts in place:

Number of Euros
Euros	10,520,430

The table below presents the fair value and location of ATK’s derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of January 3, 2010.  At March 31, 2009, ATK had no outstanding contracts.

		Asset Derivatives		Liability Derivatives
		Fair value as of		Fair value as of
	Location	January 3, 2010	March 31, 2009	January 3, 2010	March 31, 2009
Commodity forward contracts	Other current assets	$35,173	$—	$—	$—
Commodity forward contracts	Deferred charges and other non-current assets	32,291	—	—	—
Foreign currency forward contracts	Other accrued liabilities	—	—	490	—
Total		$67,464	$—	$490	$—

Due to the nature of ATK’s business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by ATK.

The derivative gains and losses in the consolidated income statements for the quarter ended January 3, 2010 related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Commodity forward contracts	$43,344	Cost of Sales	$5,228	Cost of Sales	$—
Foreign currency forward contract	(490)	Cost of Sales	—	Cost of Sales	—

The derivative gains and losses in the consolidated income statements for the nine months ended January 3, 2010 related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Commodity forward contracts	$67,464	Cost of Sales	$5,228	Cost of Sales	$—
Foreign currency forward contract	(490)	Cost of Sales	—	Cost of Sales	—

All derivatives used by ATK during the nine months ended January 3, 2010 and the fiscal year ended March 31, 2009 were designated as hedging instruments.

8.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and nine months ended January 3, 2010 and December 28, 2008 were as follows:

	Quarters Ended		Nine Months Ended
	January 3, 2010	December 28, 2008	January 3, 2010	December 28, 2008
Net income	$78,401	$61,347	$220,501	$177,307
Other comprehensive income (OCI):
Pension and other postretirement benefit liabilities, net of income taxes of ($1,805), ($2,126), ($5,303), and $(5,007), respectively	2,901	3,233	8,814	7,578
Change in fair value of derivatives, net of income taxes of $(16,652), $6, $(26,120), and $13, respectively	26,202	(9)	40,854	(19)
Change in fair value of available-for-sale securities, net of income taxes of $(398), $808, $(1,251), and $923, respectively	636	(1,212)	1,956	(1,385)
Total OCI	29,739	2,012	51,624	6,174
Comprehensive income	48,662	59,335	168,877	171,133
Comprehensive income (loss) attributable to noncontrolling interest	30	(61)	189	45
Comprehensive income attributable to Alliant Techsystems Inc.	$48,632	$59,396	$168,688	$171,088

The components of accumulated OCI, net of income taxes, are as follows:

	January 3, 2010	March 31, 2009
Derivatives	$40,854	$—
Pension and other postretirement benefit liabilities	(642,029)	(650,843)
Available-for-sale securities	1,147	(809)
Total accumulated other comprehensive loss	$(600,028)	$(651,652)

The pre-tax activity in OCI related to the forward contracts discussed in Note 7 was as follows:

	Quarters Ended		Nine Months Ended
	January 3, 2010	December 28, 2008	January 3, 2010	December 28, 2008
Beginning of period unrealized gain (loss) in accumulated OCI	$24,119	$(484)	$—	$—
Increase (decrease) in fair value of derivatives	48,383	(1,060)	72,502	(1,907)
(Gains) Losses reclassified from OCI, (decreasing) increasing the price paid to suppliers	(5,528)	888	(5,528)	1,251
End of period unrealized gain (loss) in accumulated OCI	66,974	(656)	66,974	(656)

There was no ineffectiveness recognized in earnings for these contracts during the quarters and nine months ended January 3, 2010 and December 28, 2008.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

9.     Inventories

Inventories consist of the following:

	January 3, 2010	March 31, 2009
Raw materials	$80,591	$60,545
Work in process	31,733	46,436
Finished goods	71,350	93,050
Contracts in progress	29,466	38,569
Net inventories	$213,140	$238,600

10.  Other Liabilities

Other current and long-term accrued liabilities consist of the following:

	January 3, 2010	March 31, 2009
Employee benefits and insurance, including pension and other postretirement benefits	$91,092	$57,455
Warranty	13,038	12,184
Interest	15,717	2,022
Environmental remediation	5,476	8,363
Rebate	16,162	5,344
Deferred lease obligation	18,456	13,150
Other	54,731	67,823
Total other accrued liabilities — current	$214,672	$166,341

Environmental remediation	$45,446	$47,919
Management nonqualified deferred compensation plan	16,291	20,362
Non-current portion of accrued income tax liability	28,722	25,570
Government grant	22,341	—
Deferred lease obligation	12,604	11,853
Other	14,443	19,658
Total other long-term liabilities	$139,847	$125,362

The government grant represents amounts received from the government that may need to be repaid if certain investment and employment levels are not met.  This amount will be amortized as a reduction of cost of sales as earned over the requirement period.

ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.  The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter and nine months ended January 3, 2010:

Balance at April 1, 2009	$12,184
Warranties issued	84
Payments made	—
Changes related to preexisting warranties	(235)
Balance at July 5, 2009	$12,033
Warranties issued	499
Payments made	(435)
Changes related to preexisting warranties	(10)
Balance at October 4, 2009	$12,087
Warranties issued	997
Payments made	(78)
Changes related to preexisting warranties	32
Balance at January 3, 2010	$13,038

11.  Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	January 3, 2010	March 31, 2009
Senior Credit Facility dated March 29, 2007 (1):
Term A Loan due 2012	$264,688	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011 (2) (3)	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024 (5)	279,763	279,929
3.00% Convertible Senior Subordinated Notes due 2024 (4)	199,453	199,453
Principal amount of long-term debt	1,443,904	1,454,382
Less: Unamortized discounts	51,000	66,779
Carrying amount of long-term debt	1,392,904	1,387,603
Less: current portion	13,750	289,859
Carrying amount of long-term debt, excluding current portion	$1,379,154	$1,097,744

(1)   Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 1.14% at January 3, 2010. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at January 3, 2010.   As of January 3, 2010, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $157,904, which reduced amounts available on the revolving facility to $342,096. ATK’s weighted average interest rate on short-term borrowings was 4.00% and 4.99% during the quarter and nine months ended December 28, 2008, respectively.  ATK had no short-term borrowings during the quarter or nine months ended January 3, 2010.

(2)   In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year.  The contingently issuable shares increased the number of ATK’s diluted shares outstanding during the nine months ended December 28, 2008 by 22,255 shares because ATK’s average stock price exceeded the conversion price during that period.  There was no impact on the diluted shares outstanding for the quarter or nine months ended January 3, 2010 or the quarter ended December 28, 2008 because ATK’s average stock price during those periods was below the conversion price.

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

(4)          In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at January 3, 2010 and March 31, 2009.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share).  The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended January 3, 2010, therefore the remaining principal amount of $199,453 as of January 3, 2010 was classified as long-term.  These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and nine months ended January 3, 2010 by 113,083 and 40,472, respectively, and by 57,270 and 450,337, respectively, for the quarter and nine months ended December 28, 2008, because ATK’s average stock price exceeded the conversion price during those periods.

(5)          In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at January 3, 2010 and March 31, 2009.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time with 30 days’ notice.  Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on February 15, 2014 or February 15, 2019.  On August 14, 2009, $166 of these notes were repurchased, in cash for 100% of the principal amount plus accrued but unpaid interest, from holders who elected to surrender their notes.  Under specified conditions, holders may convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount (a conversion price of $79.46 per share).  The stock price condition was met in fiscal 2009 and $71 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended January 3, 2010, therefore the remaining principal amount of $279,763 as of January 3, 2010 was classified as long-term.  These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and nine months ended January 3, 2010 by 171,234 and 69,385, respectively, and by 92,805 and 643,099, respectively, for the quarter and nine months ended December 28, 2008, because ATK’s average stock price exceeded the conversion price during those periods.

See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2010	$3,438
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Fiscal 2014	—
Thereafter	879,216
Total payments	$1,443,904

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 59% as of January 3, 2010 and 67% as of March 31, 2009.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Senior Subordinated Notes due 2016, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of January 3, 2010, ATK was in compliance with the financial covenants.

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

Net cash paid for interest totaled $27,205 in the nine months ended January 3, 2010 and $34,155 in the nine months ended December 28, 2008.

12.  Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	January 3, 2010	December 28, 2008	January 3, 2010	December 28, 2008
Service cost	$13,650	$15,088	$40,952	$45,264
Interest cost	39,225	34,949	117,673	104,849
Expected return on plan assets	(42,764)	(46,915)	(128,290)	(140,746)
Amortization of unrecognized net loss	6,438	6,968	19,312	20,904
Amortization of unrecognized prior service cost	(97)	(97)	(291)	(292)
Net periodic benefit cost	$16,452	$9,993	$49,356	$29,979

	Postretirement Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	January 3, 2010	December 28, 2008	January 3, 2010	December 28, 2008
Service cost	$51	$72	$153	$215
Interest cost	2,890	2,952	8,669	8,855
Expected return on plan assets	(668)	(944)	(2,004)	(2,831)
Amortization of unrecognized net loss	523	664	1,569	1,992
Amortization of unrecognized prior service cost	(2,157)	(2,176)	(6,472)	(6,528)
Net periodic benefit cost	$639	$568	$1,915	$1,703

Employer Contributions.  During the nine months ended January 3, 2010, ATK contributed $150,000 to the pension trust and $2,381directly to retirees.  ATK also contributed $11,360 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of $756 directly to retirees and $3,377 to its other PRB plans during the remainder of fiscal 2010. ATK is not required to make any additional minimum contributions to the pension trust during the remainder of 2010.

13.  Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended January 3, 2010 and December 28, 2008 represent effective tax rates of 33.9% and 37.3%, respectively.  The decrease in the rate for the third quarter of fiscal 2010 from the prior year quarter is primarily due to increased benefits from the domestic manufacturing deduction (DMD), nonrecurring tax items, including the reconciliation of prior year taxes, and deductible gains on life insurance policies related to our nonqualified deferred compensation plan and reduced state income tax expense which were partially offset by a reduced benefit from the federal research and development (R&D) tax credit.

The income tax provisions for the nine months ended January 3, 2010 and December 28, 2008 represent effective tax rates of 36.1% and 37.2%, respectively.  The decrease in the rate for the nine months ended January 3, 2010 from the prior year period is primarily due to increased benefits related to deductible gains on life insurance policies related to our nonqualified deferred compensation plan and reduced state income tax expense.

The Internal Revenue Service is currently examining fiscal 2007 and 2008.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or international examinations by tax authorities prior to fiscal 2003.  ATK believes adequate provisions have been made for outstanding issues for all open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $21,690 reduction of the uncertain tax benefits will occur in the next twelve months.  The settlement of these unrecognized tax benefits could result in earnings up to $17,127 based on current estimates.

14.  Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of January 3, 2010, ATK has authorized up to 2,382,360 common shares under the 2005 Stock Incentive Plan, of which 1,118,837 common shares are yet available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarter and nine months ended January 3, 2010 was $4,867 and $13,447, respectively.  Total pre-tax stock-based compensation expense recognized during the quarter and nine months ended December, 2008 was $5,035 and $14,753, respectively. The total income tax benefit recognized in the income statement for share-based compensation during the quarter and nine months ended January 3, 2010 was $1,835 and $5,169, respectively. The total income tax benefit recognized in the income statement for share-based compensation during the quarter and nine months ended December 28, 2008 was $1,998 and $5,847, respectively.

There are four types of awards outstanding under ATK’s stock incentive plans: performance awards, total stockholder return performance awards (“TSR awards”), restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance and TSR awards, grant of restricted stock, or exercise of stock options.

As of January 3, 2010, there were up to 390,098 shares reserved for performance awards for key employees.  Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares, up to 197,660 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2008 through fiscal 2010 period; up to 147,520 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2009 through fiscal 2011 period; and up to 44,918 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2010 through fiscal 2012 period.  In May 2009, 174,973 shares were distributed or deferred based upon achievement of certain financial performance goals, including EPS, for the fiscal 2007 through fiscal 2009 period.

As of January 3, 2010, there were up to 64,160 shares reserved for TSR awards for key employees.  ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards.  The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award.  This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK’s stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.  The weighted average fair value of TSR awards granted was $30.56 during fiscal 2009. There were no TSR awards granted in the nine months ended January 3, 2010.  The weighted average assumptions used in estimating the value of the TSR award in fiscal 2009 were as follows:

Year ended March 31, 2009
Risk-free rate	1.17%
Expected volatility	25.8%
Expected dividend yield	0%
Expected award life	3 years

Restricted stock issued to non-employee directors and certain key employees during the nine months ended January 3, 2010 totaled 26,969. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  The fair value of options granted during fiscal 2009 was $24.83.  There were no options granted in the nine months ended January 3, 2010.  The following assumptions were used for the fiscal 2009 grants:

Year ended March 31, 2009

Risk-free rate	2.96%
Expected volatility	19.11%
Expected dividend yield	0%
Expected option life	5 years

15.  Contingencies

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.75% and 1.75% as of January 3, 2010 and March 31, 2009, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	January 3, 2010		March 31, 2009
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,660)	$36,047	$(62,080)	$37,104
Unamortized discount	9,738	(4,961)	5,798	(2,900)
Present value amounts (payable) receivable	$(50,922)	$31,086	$(56,282)	$34,204

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $50,922 discounted liability as of January 3, 2010, $5,476 was recorded within other current liabilities and $45,446 was recorded within other long-term liabilities. Of the $31,086 discounted receivable, ATK recorded $5,024 within other current assets and $26,062 within other non-current assets. As of January 3, 2010, the estimated discounted range of reasonably possible costs of environmental remediation was $50,922 to $78,438.

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

16.  Share Repurchases

On August 5, 2008, ATK’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares.  The Board has determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31,609.  During the nine months ended January 3, 2010, ATK did not repurchase any shares.  As of January 3, 2010, there were 4,700,044 remaining shares authorized to be repurchased.

17.  Operating Segment Information

ATK has three operating segments:  ATK Armament Systems, ATK Mission Systems, and ATK Space Systems.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.

•                  ATK Armament Systems, which generated 45% of ATK’s external sales in the nine months ended January 3, 2010, develops and produces military ammunition and gun systems; commercial products; tactical systems and equipment, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  ATK Mission Systems, which generated 26% of ATK’s external sales in the nine months ended January 3, 2010, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: large-caliber direct fires, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

•                  ATK Space Systems, which generated 29% of ATK’s external sales in the nine months ended January 3, 2010, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Other products include ordnance, such as decoy and illuminating flares.

The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 13% and 13% of total external sales during the nine months ended January 3, 2010 and December 28, 2008, respectively.

The following summarizes ATK’s results by operating segment:

	Quarters Ended		Nine Months Ended
	January 3, 2010	December 28, 2008	January 3, 2010	December 28, 2008
Sales to external customers:
ATK Armament Systems	$509,112	$438,167	$1,615,496	$1,302,603
ATK Mission Systems	306,560	285,336	903,503	842,381
ATK Space Systems	325,857	385,947	1,039,628	1,181,282
Total external sales	1,141,529	1,109,450	3,558,627	3,326,266
Intercompany sales:
ATK Armament Systems	1,862	6,622	11,014	13,950
ATK Mission Systems	31,957	38,978	98,781	130,532
ATK Space Systems	3,452	3,139	11,318	8,387
Eliminations	(37,271)	(48,739)	(121,113)	(152,869)
Total intercompany sales	—	—	—	—
Total sales	$1,141,529	$1,109,450	$3,558,627	$3,326,266

Income before interest, income taxes, and noncontrolling interest:
ATK Armament Systems	$63,413	$43,695	$192,346	$130,824
ATK Mission Systems	33,979	35,802	100,192	104,421
ATK Space Systems	44,781	44,303	124,626	128,527
Corporate	(5,773)	(4,516)	(14,518)	(15,511)
Total income before interest, income taxes, and noncontrolling interest	$136,400	$119,284	$402,646	$348,261

During the second quarter of fiscal 2010, ATK recorded an $11,400 noncash charge within ATK Armament Systems related to the Company’s TNT production facility and ATK’s decision to procure all future TNT requirements from an off-shore vendor.

Certain administrative functions are primarily managed by ATK at the corporate headquarters (“Corporate”). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, and income taxes. Pension and postretirement benefit expenses are allocated to each segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $5,968 and $15,995 for the quarter and nine months ended January 3, 2010, respectively, and $6,228 and $18,766 for the quarter and nine months ended December 28, 2008, respectively.

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

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in Item 1A of Part II of ATK’s Form 10-Q for the quarter ended October 4, 2009. Additional information regarding these factors may be contained in ATK’s subsequent filings with the Securities and Exchange Commission, including Forms 8-K.

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

•                  ATK Armament Systems, which generated 45% of ATK’s external sales in the nine months ended January 3, 2010, develops and produces military ammunition and gun systems; commercial products; tactical accessories and equipment, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

•                  ATK Mission Systems, which generated 26% of ATK’s external sales in the nine months ended January 3, 2010, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: large caliber direct fires, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

•                  ATK Space Systems, which generated 29% of ATK’s external sales in the nine months ended January 3, 2010, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Other products include ordnance, such as decoy and illuminating flares.

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

The Administration’s fiscal year 2011 budget request, released on February 1, 2010, includes the proposed cancellation of NASA’s Constellation space exploration program.  Congress will determine as part of the 2011 authorization and appropriation legislative process the policy and funding levels for NASA and will decide on the future funding level for Constellation.  We expect a decision from Congress in late calendar year 2010 or early 2011.  Current law continues funding for Constellation through government fiscal year 2010, and can be modified only by a subsequent appropriations Act from Congress.

On February 1, 2010 the Quadrennial Defense Review (QDR) and Defense budgets were also announced.  We believe there is continued overall budget funding support across ATK programs.

The draft request for proposal (“RFP”) for the Radford Army ammunition plant facility management contract has been released.  ATK’s current contract at Radford expires on March 31, 2010.  However, the United States Government has notified ATK of an extension to December 31, 2010.  Loss of the Radford facility contract would reduce ATK Armament System’s sales and profit.  The final draft RFP is expected to be released during ATK’s fourth quarter of fiscal 2010 and ATK will continue to analyze the RFP and the other circumstances surrounding the competition to determine any impacts to its financial position.

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

Results of Operations

Acquisitions

There were no acquisitions during the nine months ended January 3, 2010.

On March 31, 2009, ATK acquired Eagle Industries (Eagle), a leading manufacturer of high-quality, individual operational nylon gear and equipment for military, homeland security, and law enforcement agencies for $63,000 net of cash acquired, subject to purchase price adjustments expected to be settled in fiscal 2010.  During the second quarter of fiscal 2010, ATK received a preliminary purchase price adjustment of $5,002, as determined by a working capital adjustment identified in the preliminary audited financial statements.  Eagle manufactures more than 5,000 products which include tactical assault vests, load-bearing equipment, weapon transporting gear, holsters, personal gear carriers, and other high quality accessories.   ATK believes that the acquisition provides an opportunity to expand its position in the domestic and international tactical accessories markets serving military and law enforcement customers.  Headquartered in Fenton, Missouri, Eagle employs approximately 1,280 employees and is included in ATK Armament Systems.  The purchase price allocation has not yet been completed pending final valuation of certain acquired assets and liabilities.  The final purchase price allocation could be significantly different than the estimate currently recorded.  The Company anticipates completion of the final purchase price allocation by March 31, 2010.  A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

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

Sales

The military small-caliber ammunition contract, which is reported within ATK Armament Systems, contributed approximately 13% and 13% of total external sales during the nine months ended January 3, 2010 and December 28, 2008, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended				Nine Months Ended
	January 3, 2010	December 28, 2008	$ Change	% Change	January 3, 2010	December 28, 2008	$ Change	% Change

ATK Armament Systems	$509,112	$438,167	$70,945	16.2%	$1,615,496	$1,302,603	$312,893	24.0%
ATK Mission Systems	306,560	285,336	21,224	7.4%	903,503	842,381	61,122	7.3%
ATK Space Systems	325,857	385,947	(60,090)	(15.6)%	1,039,628	1,181,282	(141,654)	(12.0)%
Total external sales	$1,141,529	$1,109,450	$32,079	2.9%	$3,558,627	$3,326,266	$232,361	7.0%

The increase in sales was due to organic growth as well as the acquisition of Eagle late in the fourth quarter of fiscal 2009, as discussed above, which is reported within ATK Armament Systems.

Quarter.

ATK Armament Systems.  The increase in sales was driven by:

•               an increase of $30,200 in small-caliber ammunition sales as a result of $11,300 of sales for the Non-Standard Ammunition Program, as well as continued strong customer requirements and facility modernization projects sales,

•               an $18,500 increase resulting from the March 31, 2009 acquisition of Eagle (now Tactical Systems), and

•               an increase of $17,400 in energetic systems at the Radford Army Ammunition Plant relating to modernization project sales.

ATK Mission Systems.  The increase in sales was driven by:

•                a $22,300 increase in commercial aircraft structures relating primarily to the Airbus A350 program,

•                an increase of $13,100 in tactical rocket motors across multiple programs,

•                a $12,600 increase in defense electronics relating primarily to the timing of the AAR-47 Missile Warning System and its next-generation replacement, the Joint and Allied Threat Awareness System (JATAS), ramp up of sales, and

•                an increase of $10,500 in missiles, primarily relating to the new Multi-Stage Supersonic Target (MSST) program.

These increases were partially offset by:

•                a decrease of $13,500 in missile defense, primarily relating to volume,

•                an $11,900 decrease in tank ammunition due to lower volumes across multiple programs, and

•                a decrease of $10,800 in special mission aircraft due to lower volumes across multiple programs.

ATK Space Systems.  The decrease in sales was driven by:

•                  a decrease of $44,500 in the Space Shuttle program due to wind-down of the program,

•                  a $26,800 decrease in Minuteman volume as the contract nears successful completion, and

•                  a reduction in sales on the Kinetic Energy Interceptor program of $7,200 due to termination of the contract in fiscal 2010.

These decreases were partially offset by a $28,100 increase in the Ares 1st Stage program as the activity continues to ramp up with the transition away from the Space Shuttle program.

Nine Months.

ATK Armament Systems.  The increase in sales was driven by:

•               an increase of $119,400 in small-caliber ammunition sales as a result of $79,500 of sales for the Non-Standard Ammunition Program, as well as continued strong customer requirements and facility modernization projects sales,

•               a $90,800 increase in commercial products due to an increase in volume of law enforcement, international, and commercial sales,

•               an increase of $71,700 in energetic systems at the Radford Army Ammunition Plant relating primarily to $42,000 of modernization project sales as well as increased sales of TNT, and

•               a $45,800 increase resulting from the March 31, 2009 acquisition of Eagle (now Tactical Systems).

These increases were partially offset by a $15,900 decrease in integrated weapon systems which was driven by timing of orders on medium-caliber ammunition and guns programs.

ATK Mission Systems.  The increase in sales was driven by:

•                a $61,800 increase in commercial aircraft structures primarily due to the Airbus A350 program,

•                a $30,000 increase in missiles, related primarily to the new Multi-Stage Supersonic Target (MSST) program,

•                an increase in space stage motors of $16,500 primarily driven by additional scope on the Attitude Control Motor program,

•                an increase of $15,800 driven in part by the ramp-up of the Joint Strike Fighter Low Rate Initial Production and new programs in military aircraft structures,

•                a $15,200 increase in precision guided munitions resulting primarily from multiple new advanced weapons programs, and

•                an $11,100 increase in force protection driven primarily by the new international Vehicle Launch Scatterable Anti-Tank System (VLSAS) program.

These increases were partially offset by:

•                a decrease within special mission aircraft of $30,600 due to lower volumes across multiple programs,

•                a decrease of $22,100 in missile defense, primarily relating to volume,

•                a $17,700 decrease in tank ammunition due to lower volumes across multiple programs, and

•                a decrease of $10,400 in space launch vehicles relating primarily to the Arrow program.

ATK Space Systems.  The decrease in sales was driven by:

•                  a $119,600 decrease in Minuteman volume as the contract nears successful completion,

•                  a decrease of $39,300 in the Space Shuttle program due to wind-down of the program,

•                  a $20,100 decrease in services business volume,

•                  a reduction in sales on the Kinetic Energy Interceptor program of $19,300 due to termination of the contract in fiscal 2010,  and

•                  a decrease of $10,300 on the Launch Abort System due to customer funding limitations.

These decreases were partially offset by:

•                a $41,700 increase in space structures and components due to increased customer demand for pressure tanks, deployables, and engineered composites, and

•                a $29,600 increase in the Ares 1st Stage program as the activity continues to ramp up with the transition away from the Shuttle program.

Gross Profit

	Quarters Ended					Nine Months Ended
	January 3, 2010	As a % of Sales	December 28, 2008	As a % of Sales	Change	January 3, 2010	As a % of Sales	December 28, 2008	As a % of Sales	Change

Gross profit	$250,381	21.9%	$229,584	20.7%	$20,797	$755,928	21.2%	$689,087	20.7%	$66,841

Quarter.

The increase in gross profit for the quarter primarily relates to higher overall sales along with improved margins in commercial products and small-caliber ammunition programs.

Nine Months.

The increase in gross profit is consistent with the increase in sales within Armament Systems and improved performance in space structures and components compared to the prior year period.  These increases were partially offset by an $11,400 non-cash charge taken during the second quarter of fiscal 2010 related primarily to the TNT production facility as well as margin declines within ATK Mission Systems due to additional investments made on advanced weapon programs and reduced incentive fees in missile defense.

Operating Expenses

	Quarters Ended					Nine Months Ended
	January 3, 2010	As a % of Sales	December 28, 2008	As a % of Sales	Change	January 3, 2010	As a % of Sales	December 28, 2008	As a % of Sales	Change

Research and development	$16,057	1.4%	$16,105	1.5%	$(48)	$47,321	1.3%	$63,245	1.9%	$(15,924)
Selling	35,134	3.1%	39,584	3.6%	(4,450)	125,430	3.5%	117,392	3.5%	8,038
General and administrative	62,790	5.5%	54,611	4.9%	8,179	180,531	5.1%	160,189	4.8%	20,342
Total	$113,981	10.0%	$110,300	10.0%	$3,681	$353,282	9.9%	$340,826	10.2%	$12,456

Quarter.

Operating expenses for the quarter increased due to higher general and administrative expenses resulting from the Eagle acquisition and numerous other non-material items.  This increase was partially offset by a decrease in selling expenses driven by the timing of fiscal 2009 proposal efforts within ATK Space Systems.  Research and development costs remained fairly consistent year over year.

Nine Months.

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

Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarters Ended			Nine Months Ended
	January 3, 2010	December 28, 2008	Change	January 3, 2010	December 28, 2008	Change

ATK Armament Systems	$63,413	$43,695	$19,718	$192,346	$130,824	$61,522
ATK Mission Systems	33,979	35,802	(1,823)	100,192	104,421	(4,229)
ATK Space Systems	44,781	44,303	478	124,626	128,527	(3,901)
Corporate	(5,773)	(4,516)	(1,257)	(14,518)	(15,511)	993
Total	$136,400	$119,284	$17,116	$402,646	$348,261	$54,385

The increase in income before interest, income taxes, and noncontrolling interest was due to higher sales partially offset by increased pension expense, as well as program-related changes within the operating segments as described below.

Quarter.

ATK Armament Systems.  The increase primarily relates to higher overall sales along with improved margins in commercial products and small-caliber ammunition programs driven by operational and volume efficiencies.  The increase was partially offset by $6,500 growth in contract costs associated with the construction of an energetics facility for the Australian Ministry of Defense.  ATK’s core expertise in high volume energetics production lies within Armament Systems and as the program moves closer to completion it has been transitioned from Space Systems Group to the Armament Systems Group.

ATK Mission Systems.  The decrease was driven by margin declines due to additional investments made on advanced weapon programs as well as reduced incentive fees in missile defense.  These decreases were partially offset by organic growth and higher sales volume across multiple programs, as well as improved performance in defense electronics.

ATK Space Systems.  The slight increase was primarily driven by higher sales volume on Ares 1 and timing of an incentive fee on the Space Shuttle program.  These increases were partially offset by decreased Space Shuttle sales and the continued draw down of the Minuteman program.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters and the elimination of intercompany profits.

Nine Months.

ATK Armament Systems.  The increase primarily relates to higher overall sales along with improved margins in commercial products and small-caliber ammunition programs driven by operational and volume efficiencies, partially offset by an $11,400 non-cash charge related primarily to the TNT production facility recorded during the second quarter of fiscal 2010 and growth of $6,500 in contract costs associated with the construction of an energetics facility for the Australian Ministry of Defense.  ATK’s core expertise in high volume energetics production lies within Armament Systems and as the program moves closer to completion it has been transitioned from Space Systems Group to the Armament Systems Group.

ATK Mission Systems.  The decrease was driven by margin declines due to lower sales in special mission aircraft and additional investments made on advanced weapon programs as well as reduced incentive fees in missile defense.  These decreases were partially offset by organic growth and higher sales volume across multiple programs.

ATK Space Systems.  The decrease was primarily driven by lower sales volume, partially offset by improved performance in space structures and components compared to the prior year.

Corporate.  The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters and the elimination of intercompany profits.

Net Interest Expense

Quarter.

Net interest expense for the quarter ended January 3, 2010 was $17,754, a decrease of $3,655 compared to $21,409 in the comparable quarter of fiscal 2009 which was primarily due to a reduction in non-cash amortization of the debt discount (which declined primarily because amortization for the 2.75% Convertible Notes due 2024 was complete in August 2009, the first date that holders of these notes could have required ATK to repurchase the notes) as well as a decrease in the average borrowing rate.

Nine Months.

Net interest expense for the nine months ended January 3, 2010, was $57,840, a decrease of $8,247 compared to $66,087 in the comparable period of fiscal 2009 primarily due to a decrease in the average borrowing rate as well as a reduction in non-cash amortization of the debt discount, as discussed above.

Income Tax Provision

	Quarters Ended					Nine Months Ended
	January 3, 2010	Effective Rate	December 28, 2008	Effective Rate	Change	January 3, 2010	Effective Rate	December 28, 2008	Effective Rate	Change

Income tax provision	$40,245	33.9%	$36,528	37.3%	$3,717	$124,305	36.1%	$104,867	37.2%	$19,438

ATK’s provision for income taxes includes both federal and state income taxes.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

Quarter.

The income tax provisions for the quarters ended January 3, 2010 and December 28, 2008 represent effective tax rates of 33.9% and 37.3%, respectively.  The decrease in the rate for the third quarter of fiscal 2010 from the prior year quarter is primarily due to increased benefits from the domestic manufacturing deduction (DMD), nonrecurring tax items, including the reconciliation of prior year taxes, and benefits related to deductible gains on life insurance policies related to our nonqualified deferred compensation plan and reduced state income tax expense which were partially offset by a reduced benefit from the federal research and development (R&D) tax credit.

Nine Months.

The income tax provisions for the nine months ended January 3, 2010 and December 28, 2008 represent effective tax rates of 36.1% and 37.2%, respectively.  The decrease in the rate for the nine months ended January 3, 2010 from the prior year period is primarily due to increased benefits related to deductible gains on life insurance policies related to our nonqualified deferred compensation plan and reduced state income tax expense.

The Internal Revenue Service is currently examining fiscal 2007 and 2008.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or international examinations by tax authorities prior to fiscal 2003.  ATK believes adequate provisions have been made for outstanding issues for all open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $21,690 reduction of the uncertain tax benefits will occur in the next twelve months.  The settlement of these unrecognized tax benefits could result in earnings up to $17,127 based on current estimates.

Net Income

Quarter.

Net income for the quarter ended January 3, 2010 was $78,401, an increase of $17,054 compared to $61,347 in the comparable period of fiscal 2009. This increase was due to an increase of $20,797 in gross profit, a decrease in operating expenses of $3,681, and a decrease in net interest expense of $3,655, partially offset by an increase in income tax expense of $3,717.

Nine Months.

Net income for the nine months ended January 3, 2010 was $220,501, an increase of $43,194 compared to $177,307 in the comparable period of fiscal 2009. This increase was due to an increase of $66,841 in gross profit and a decrease in net interest expense of $8,247, partially offset by increases in operating expenses of $12,456 and income tax expense of $19,438.

Noncontrolling Interest

The noncontrolling interest (formerly minority interest) in each period represents the noncontrolling owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended
	January 3, 2010	December 28, 2008	Change

Cash flows provided by operating activities	$139,726	$157,514	$(17,788)
Cash flows used for investing activities	(88,776)	(93,423)	4,647
Cash flows used for financing activities	(1,896)	(21,772)	19,876
Net cash flows	$49,054	$42,319	$6,735

Cash provided by operating activities for the nine months ended January 3, 2010 totaled $139,726, compared to $157,514 provided in the first nine months of the prior year.  The $17,788 decrease from the prior year was primarily due to a $150,000 funding payment to the pension trust in fiscal 2010.  This reduction was partially offset by a $43,194 increase in net income over the prior year comparable period, as well as a $38,000 decrease in cash used for working capital (defined as net receivables plus net inventories less accounts payable less contract advances and allowances), primarily resulting from the timing of collections.  In the current year, ATK also made net income tax payments of $73,697 compared to payments of $118,486 in the prior year period resulting in a benefit of $44,789.

Cash used for investing activities for the nine months ended January 3, 2010 totaled $88,776, a decrease of $4,647 compared to $93,423 used in the first nine months of the prior year.  This decrease was primarily the result of $5,002 of cash received in September 2009 related to a preliminary purchase price adjustment for the Eagle acquisition compared to cash paid on a small acquisition for $7,511 as well as $6,049 in additional contingent consideration paid relating to the 2003 acquisition of assets of Science and Applied Technology, Inc. during fiscal 2009, and additional proceeds from the sale of capital assets during the current year.  This decrease was partially offset by an $18,992 increase in capital expenditures.

Cash used for financing activities for the nine months ended January 3, 2010 totaled $1,896, a decrease of $19,876 compared to $21,772 used in the first nine months of the prior year.  The decrease was driven by the absence of $31,616 in cash paid for the repurchase of treasury shares, partially offset by payments of $10,479 on ATK’s Term A Loan due 2012 and a reduction in proceeds from employee stock compensation plans resulting from a reduction in stock options exercised.

ATK’s principal sources of liquidity continue to be its cash and cash equivalents on-hand, cash generated by operations and borrowings under its credit facility. Based on ATK’s current financial condition, management believes that ATK’s cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under ATK’s revolving credit facilities, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future growth as well as to service ATK’s currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases over the next 12 months.   As discussed further below, at January 3, 2010, ATK had no borrowings under its $500,000 Revolving Credit Facility, and amounts available under the Facility (net of outstanding letters of credit) were $342,096.

Benefit Plan Contributions

During the nine months ended January 3, 2010, ATK contributed $150,000 to the pension trust and $2,381directly to retirees.  ATK also contributed $11,360 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of $756 directly to retirees and $3,377 to its other PRB plans during the remainder of fiscal 2010. ATK is not required to make any additional minimum contributions to the pension trust during the remainder of 2010.

Debt

Long-term debt, including the current portion, consisted of the following:

	January 3, 2010	March 31, 2009
Senior Credit Facility dated March 29, 2007 (1):
Term A Loan due 2012	$264,688	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011 (2) (3)	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024 (5)	279,763	279,929
3.00% Convertible Senior Subordinated Notes due 2024 (4)	199,453	199,453
Principal amount of long-term debt	1,443,904	1,454,382
Less: Unamortized discounts	51,000	66,779
Carrying amount of long-term debt	1,392,904	1,387,603
Less: current portion	13,750	289,859
Carrying amount of long-term debt, excluding current portion	$1,379,154	$1,097,744

(1)          Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 1.14% at January 3, 2010. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at January 3, 2010.   As of January 3, 2010, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $157,904, which reduced amounts available on the revolving facility to $342,096. ATK’s weighted average interest rate on short-term borrowings was 4.00% and 4.99% during the quarter and nine months ended December 28, 2008, respectively.  ATK had no short-term borrowings during the quarter or nine months ended January 3, 2010.

(2)          In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year.  The contingently issuable shares increased the number of ATK’s diluted shares outstanding during the nine months ended December 28, 2008 by 22,255 shares because ATK’s average stock price exceeded the conversion price during that period.  There was no impact on the diluted shares outstanding for the quarter or nine months ended January 3, 2010 or the quarter ended December 28, 2008 because ATK’s average stock price during those periods was below the conversion price.

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

(4)   In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at January 3, 2010 and March 31, 2009.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share).  The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended January 3, 2010, therefore the remaining principal amount of $199,453 as of January 3, 2010 was classified as long-term.  These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and nine months ended January 3, 2010 by 113,083 and 40,472, respectively, and by 57,270 and 450,337, respectively, for the quarter and nine months ended December 28, 2008, because ATK’s average stock price exceeded the conversion price during those periods.

(5)   In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at January 3, 2010 and March 31, 2009.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time with 30 days’ notice.  Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on February 15, 2014 or February 15, 2019.  On August 14, 2009, $166 of these notes were repurchased, in cash for 100% of the principal amount plus accrued but unpaid interest, from holders who elected to surrender their notes.  Under specified conditions, holders may convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount (a conversion price of $79.46 per share).  The stock price condition was met in fiscal 2009 and $71 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended January 3, 2010, therefore the remaining principal amount of $279,763 as of January 3, 2010 was classified as long-term.  These contingently issuable shares increased the number of ATK’s diluted shares outstanding during the quarter and nine months ended January 3, 2010 by 171,234 and 69,385, respectively, and by 92,805 and 643,099, respectively, for the quarter and nine months ended December 28, 2008, because ATK’s average stock price exceeded the conversion price during those periods.

See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2010	$3,438
Fiscal 2011	13,750
Fiscal 2012	547,500
Fiscal 2013	—
Fiscal 2014	—
Thereafter	879,216
Total payments	$1,443,904

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 59% as of January 3, 2010 and 67% as of March 31, 2009.

ATK’s Senior Credit Facility and the indentures governing the 6.75% Senior Subordinated Notes due 2016, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of January 3, 2010, ATK was in compliance with the financial covenants.

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

As of January 3, 2010, Moody’s Investors Service (Moody’s) has assigned ATK an issuer rating of Ba3, Standard & Poor’s Ratings Services (S&P) had assigned ATK a BB corporate credit rating, and Fitch Ratings (Fitch) had assigned ATK an issuer rating of BB.

Net cash paid for interest totaled $27,205 in the nine months ended January 3, 2010 and $34,155 in the nine months ended December 28, 2008.

Commodity and Foreign Currency Forward Contracts

ATK entered into forward contracts for copper and zinc during the nine months ended January 3, 2010 and for lead during the nine months ended December 28, 2008.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated Other Comprehensive Income (OCI) in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased.   The gains or losses on these contracts are recorded in inventory as the commodities are purchased.

ATK entered into foreign currency forward contracts during the quarter ended January 3, 2010.  These contracts are used to hedge forecasted inventory purchases and subsequent payments denominated in Euros and are designated and qualify as effective cash flow hedges.  Ineffectiveness with respect to forecasted inventory purchases is calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable is evaluated based on the change in fair value of its anticipated settlement.  The fair value of these contracts is recorded within other accrued liabilities and the effective portion is reflected in accumulated Other Comprehensive Income (OCI) in the financial statements.  The gains or losses on these contracts are recorded in earnings when the related inventory is sold.

The following table summarizes the pre-tax activity in OCI related to these forward contracts:

	Quarters Ended		Nine Months Ended
	January 3, 2010	December 28, 2008	January 3, 2010	December 28, 2008
Beginning of period unrealized gain (loss) in accumulated OCI	$24,119	$(484)	$—	$—
Increase (decrease) in fair value of derivatives	48,383	(1,060)	72,502	(1,907)
(Gains) Losses reclassified from OCI, (decreasing) increasing the price paid to suppliers	(5,528)	888	(5,528)	1,251
End of period unrealized gain (loss) in accumulated OCI	66,974	(656)	66,974	(656)

There was no ineffectiveness recognized in earnings for these contracts during the nine months ended January 3, 2010 and December 28, 2008.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.75% and 1.75% as of January 3, 2010 and March 31, 2009, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	January 3, 2010		March 31, 2009
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,660)	$36,047	$(62,080)	$37,104
Unamortized discount	9,738	(4,961)	5,798	(2,900)
Present value amounts (payable) receivable	$(50,922)	$31,086	$(56,282)	$34,204

As of January 3, 2010, the estimated discounted range of reasonably possible costs of environmental remediation was $50,922 to $78,438.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in Item 1A of Part II of ATK’s Form 10-Q for the quarter ended October 4, 2009.

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

There have been no material changes in ATK’s market risk during the quarter ended January 3, 2010. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of January 3, 2010, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and has concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended January 3, 2010, there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and Item IA of Part II of ATK’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 2009, describe all known material risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
October 5 — November 1	678	$77.63	—
November 2 — November 29	785	84.72	—
November 30 — January 3	—	—	—
Fiscal quarter ended January 3, 2010	1,463	$81.43	—	4,700,044

(1)        All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)        On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares.  The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million.  During the quarter ended January 3, 2010, ATK repurchased no additional shares.  As of January 3, 2010, there were 4,700,044 remaining shares authorized to be repurchased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.1	Description of compensation arrangement for Daniel J. Murphy, the Registrant’s former Chief Executive Officer (Item 5.02 of Form 8-K dated November 9, 2009).
10.2	Separation Agreement and General Release of Claims between the Registrant and Daniel J. Murphy dated January 18, 2010 (Exhibit 10.1 to Form 8-K dated January 18, 2010).
10.3

Description of compensation arrangements for John L. Shroyer, the Registrant’s interim Chief Executive Officer, and for an independent non-executive Chairman of the Board of the Registrant (Item 5.02 of Form 8-K dated December 17, 2009).

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

ALLIANT TECHSYSTEMS INC.

Date: February 3, 2010	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)