Form 10-K
period 2010-03-31
ALLIANT TECHSYSTEMS INC
filed 2010-05-24
CIK 866121

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 4, 2009, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $2.483 billion (based upon the closing price of the common stock on the New York Stock Exchange on October 2, 2009).

As of May 12, 2010, there were 33,048,560 shares of the registrant's voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

        Alliant Techsystems Inc. ("ATK" or the "Company") is a premier aerospace and defense company with more than 18,000 employees and operations in 24 states, Puerto Rico, and internationally. ATK was incorporated in Delaware in 1990.

        ATK has grown substantively as a result of both internal expansion and a series of acquisitions. ATK has had the following acquisitions over the past five years:

  •
  Swales Aerospace in June 2007

  •
  Eagle Industries in March 2009

  •
  Blackhawk Industries Products Group Unlimited, LLC in April 2010

        ATK is the world's largest producer of military small-caliber ammunition for use in soldier-carried weapons such as automatic and semi-automatic rifles, and machine guns. The Company is also the largest producer of medium-caliber ammunition used by crew-served weapons on armored vehicles and aircraft. ATK is one of the largest producers of military large-caliber ammunition used by tanks. In addition, the Company is the leading producer of ammunition for the sport enthusiast and law enforcement markets.

        ATK is the world's largest manufacturer of solid rocket motors. Its signature reusable solid rocket motors provide the majority of thrust at lift off for the Space Shuttle. The Company is also the prime contractor of the first stage of NASA's next-generation family of launch vehicles—the Ares I and Ares V. The Company produces other large solid rocket motors used to launch, or help launch, a wide variety of strategic missiles, and launch vehicles for satellite insertions or deep-space scientific exploration, including the Trident II (D5) and Minuteman III which provide strategic deterrence capability for the United States and its allies; missile intercept solid rocket motors for Ground-based missile defense and the SM-3 program; and Graphite Epoxy Motors for launch vehicles such as the Delta II. The Company also produces smaller solid rocket motors for tactical missiles such as the Hellfire and Maverick. In addition, ATK is a market leader in orbit insertion solid rocket motors that place satellites in their proper orbit once they have arrived in space.

        In addition to its world leadership position in ammunition and solid rocket motors, ATK is increasingly establishing itself as a provider of composite components for commercial and military aircraft, as well as affordable, precision-strike weapon systems. The Company is a leading manufacturer of medium-caliber chain guns for use on a variety of land, sea and airborne platforms. It is a leading provider of satellite and spacecraft components and subsystems and has recently established itself as a provider of tactical accessories for military, security, law enforcement and sport enthusiast markets. ATK is a leading provider of energetics and propellants for warheads and bomb-fill. It provides advanced missile warning sensors for a variety of aircraft; fuses for a wide variety of weapon systems; and advanced barrier systems used by the U.S. Armed forces and its allies. Additional business lanes include special mission aircraft for intelligence, surveillance and reconnaissance missions; and advanced flares and decoys used for night operations and search and rescue missions.

        We conduct our business through a number of separate legal entities that are listed in Exhibit 21 to this report. These legal entities are grouped into our operating segments which, as of March 31, 2010, were: Armament Systems, Mission Systems, and Space Systems.

        Sales, income before interest, income taxes and noncontrolling interest, total assets, and other financial data for each segment for the three years ended March 31, 2010 are set forth in Note 15 to the consolidated financial statements, included in Item 8 of this report.

        References in this report to a particular fiscal year refer to the year ended March 31 of that calendar year.

Armament Systems

        Armament Systems, which generated 45% of ATK's external sales in fiscal 2010, develops and produces military ammunition and gun systems, commercial products, tactical systems and equipment, and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia. The following is a description of the divisions within the group:

Commercial Products

        The group produces ammunition for the sport hunting/sport enthusiast market. Its Federal Premium® line of ammunition enjoys a market-leading position in the shooting sports market. Additional brands include Fusion®, and Estate Cartridge®. The group also produces ammunition for the law enforcement market. It's CCI® and Speer® brands also enjoy market-leading positions.

        In addition to ammunition, the group includes ATK's successful accessories product lines such as reloading equipment, gun care products, targets and traps, rifle scopes and mounts, and binoculars. These products are marketed under a number of well-know brand names including: RCBS®, Outers®, Shooter's Ridge®, Weaver Optics®, and Nitrex®.

Energetic Systems

        The group operates the Radford Army Ammunition Plant in Radford, Virginia, where it provides TNT and develops and produces energetics and a variety of warheads and bomb fill, including nitrocellulose. It also manufactures propellants for tank ammunition and tactical rocket motors. ATK's contract to operate this facility will expire in calendar year 2010. The Company will compete for the contract to continue operating this facility. New products include the Guided Advanced Tactical Rocket System (GATR) and flexible energetic products.

Integrated Weapon Systems

        The group produces medium-caliber chain guns and manages medium-caliber ammunition design and orders. These gun systems are used on a variety of land vehicles, helicopters and naval vessels, including the Bradley Fighting Vehicle, the Expeditionary Fighting Vehicle, Light Armored Vehicle, and Apache helicopter. The Company has supplied more than 15,000 medium-caliber gun systems to the U.S. military and allied nations. New products include the Light Weight 25mm gun system and ammunition suite, the Palletized Autonomous Weapon System, and the M230LF gun system.

Small Caliber Systems

        Since 2000, ATK has operated the Lake City Army Ammunition plant (LCAAP) in Independence, Missouri. In fiscal 2010, the Company produced approximately 1.4 billion rounds of small caliber ammunition in the facility. ATK is currently under contract with the U.S. Army to operate the LCAAP until fiscal 2014. The prime contract at Lake City accounted for approximately 13 percent of ATK's total revenue in fiscal 2010.

Tactical Systems

        The group provides tactical accessories to the armed forces and allies, special operations forces, law enforcement (both domestic and international), and sport enthusiasts.

 Mission Systems

        Mission Systems, which generated 26% of ATK's external sales in fiscal 2010, operates across the following market areas: large caliber direct fires, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures. In fiscal 2010, the Mission Systems group encompassed more than 1,000 different programs for U.S. and allied armed forces, NASA and international governments. The following is a description of the divisions within the group:

Aerospace Structures

        The group is a leading provider of composite aircraft components for military and commercial aircraft manufacturers. The group provides composite wing skins and nacelles for the F-35 II Lightning, a fifth-generation fighter aircraft for the U.S. military and its allies. The group is also under contract to produce composite stringers and frames for the Airbus A350 passenger jetliner. Additional major composite programs include containment cases for General Electric's GEnx engine which will be used to power the Boeing 747-8 Cargo aircraft, and the Rolls Royce Trent XWB, which will be used to power the A350 aircraft.

Advanced Weapons

        The group is home to the majority of ATK's precision fire weapons and missiles. It is under contract to produce the Precision Guidance Kit for 155mm artillery and is also one of two contractors to produce the Excalibur 1B, a longer-range precision round for the 155mm Howitzer. The group was also awarded a contract to develop an advanced precision mortar for the U.S. Army and is one of the two largest producers of large-caliber ammunition for the United States and allied nations. Additional programs of note are ATK's advanced anti-radiation guided missile (AARGM) and the XM-25 weapons system under development for the U.S. Army.

Integrated Systems

        The group is the production home to the Company's AAR-47 missile warning system, which is used by a wide variety of fixed and rotor-wing aircraft to defeat shoulder-fired missile threats. The group holds one of two contracts to develop a next-generation missile warning system, the Joint Allied Threat Awareness System (JATAS). The group also provides special-mission aircraft to the U.S. Government and international customers. These aircraft are specifically equipped for advanced intelligence, surveillance and reconnaissance missions, as well as search and rescue missions.

Tactical Propulsion and Controls

        The group is home to the Company's manufacturing center of excellence, in Rocket Center, West Virginia, which produces tactical rocket motors, fuzes, warheads and precision fire weapons, large-caliber ammunition, and missile components. The group is also home to the third-stage propulsion system of the Standard Missile-3, a U.S. Navy and allied nation missile intercept weapon system. Additional programs of note include the attitude control motor for NASA's launch abort system on the Orion crew vehicle and the STAR™ family of orbit insertion motors.

Space Systems

        Space Systems, which generated 29% of ATK's external sales in fiscal 2010, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Other products include ordnance, such as decoy and illuminating flares. The following is a description of the divisions within the group:

Space Systems Operations

        The group is the production home for the Company's four-segment reusable solid rocket motors for the Space Shuttle program and five-segment solid rocket motors under development for NASA's next-generation launch vehicles, the Ares I and Ares V. In addition, the Space Systems group produces a launch abort system (LAS) motor for the Orion crew capsule that was designed to safely pull the crew away from the launch vehicle in the event of an emergency during the launch. The Space Shuttle, Ares I/Ares V, and LAS programs accounted for approximately 14% of ATK's total revenue in fiscal 2010. The Obama Administration has outlined a plan to discontinue development of the Ares I and Ares V beginning with the government's fiscal year 2011, and the Space Shuttle program is scheduled for termination after completing four additional launches. In April 2010, the President held a space summit where he placed renewed emphasis on accelerating heavy lift capabilities for space exploration and maintaining progress on the Orion capsule. The Administration's proposals are being debated in Congress, which will lead to NASA Authorization legislation and subsequent appropriations bills, which should be passed by the end of calendar 2010. This legislation could ultimately define NASA's future space exploration program.

        The group also produces large solid rocket motors for the Trident II (D5) Fleet Ballistic Missile and the Minuteman III Intercontinental Ballistic Missile. These two programs provide the backbone of the United States' strategic deterrence. The Minuteman III program completed its full rate production in fiscal 2010 and is being reduced to a "warm-line" status in fiscal 2011. Additional solid rocket motors being produced by the group include GEM 40 and GEM 60 motors for the Delta II, Orion®motors for the Orbital Science Corporation's Pegasus®, Taurus®, and Minotaur launch vehicles, and CASTOR® motors for Japan's H-11A and Orbital Sciences Taurus rocket. The group supplies Orion® motors for all three-stages of the ground-based missile defense system. In addition, the group produces advanced flares and decoys that provide illumination for search and rescue missions, and countermeasures against missile attacks. The group also produces thermal management systems that provide heating and cooling for spacecraft, either on-orbit or traveling through the solar system.

Structures and Components

        The group is also a leading supplier of satellite components and subsystems for a wide variety of satellites and spacecraft. It produces solar arrays and solar panel substrates that generate power for spacecraft; titanium propellant tanks for satellites, space launch vehicles, and space exploration vehicles, and satellite bus structures that form the frame of satellites to which the payloads are attached. In fiscal 2010, the group successfully delivered the first satellite bus for the U.S. Air Force's Operationally Responsive Space program.

Fiscal 2011 Operation Structure

        Beginning April 1, 2010, ATK commenced operations in a four group structure. As a result of this realignment, ATK's four operating segments are:

  •
  Aerospace Systems, consisting of Space System's current business and the aerospace structures business formerly within Mission Systems

  •
  Armament Systems, consisting of Armament System's current business (except for commercial products and tactical accessories) and the precision munitions business formerly within Mission Systems

  •
  Missile Products, consisting of the remaining businesses formerly within Mission Systems

  •
  Security and Sporting, consisting of the commercial products and tactical accessories business formerly within Armament Systems.

        The April 1, 2010 realignment is not reflected in the information contained in this report.

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

        Fiscal 2010 sales by customer were as follows:

Percent of Sales
Sales to:
U.S. Army	28%
NASA	18%
U.S. Navy	11%
U.S. Air Force	7%
Other U.S. Government customers	5%

Total U.S. Government customers	69%
Commercial and foreign customers	31%

Total	100%

        Sales to U.S. Government and its prime contractors during the last three fiscal years were as follows:

Fiscal	U.S. Government sales	Percent of sales
2010	$3,333 million	69%
2009	3,486 million	76%
2008	3,257 million	78%

        Our reliance on U.S. Government contracts entails inherent benefits and risks, including those particular to the aerospace and defense industry. We derived approximately 13% of our total fiscal sales from the military small-caliber ammunition contract at Lake City. No other single contract contributed more than 10% of our sales in fiscal 2010. Our top five contracts accounted for approximately 30% of fiscal 2010 sales.

        The breakdown of our fiscal 2010 sales to the U.S. Government as a prime contractor and a subcontractor was as follows:

Sales as a prime contractor	70%
Sales as a subcontractor	30%

Total	100%

        No single customer, other than the U.S. Government customers listed above, accounted for more than 10% of our fiscal 2010 sales.

        Foreign sales for each of the last three fiscal years are summarized below:

Fiscal	Foreign sales	Percent of sales
2010	$632 million	13.1%
2009	386 million	8.4%
2008	258 million	6.2%

        Sales to foreign governments must be approved by the U.S. Department of Defense ("DoD") and the U.S. State Department or U.S. Commerce Department. Our products are sold directly to U.S. allies as well as through the U.S. Government. Approximately 55% of these sales were in Armament Systems, 40% were in Mission Systems, and 5% were in Space Systems.

        Our major law enforcement customers include large metropolitan police departments, the Department of Homeland Security, the Federal Bureau of Investigation, and the U.S. Secret Service. Major customers of our commercial products business include retailers such as Walmart, Cabela's, and Gander Mountain, as well as large wholesale distributors. Major commercial aerospace customers include Airbus S.A.S., Rolls-Royce Group plc, and General Electric Company.

Backlog

        Contracted backlog is the estimated value of contracts for which we are authorized to incur costs and orders have been recorded, but for which revenue has not yet been recognized. The total amount of contracted backlog was approximately $6.7 billion and $6.5 billion as of March 31, 2010 and 2009, respectively. Included in contracted backlog as of March 31, 2010 was $1.5 billion of contracts not yet funded consisting primarily of the Ares I Crew Launch Vehicle, which is discussed above. Approximately 50% of contracted backlog as of March 31, 2010 is not expected to be filled within fiscal 2011.

        Total backlog, which includes contracted backlog plus the value of unexercised options, was approximately $7.1 billion as of March 31, 2010 and $7.0 billion as of March 31, 2009.

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

Research and Development

        We conduct extensive research and development ("R&D") activities. Company-funded R&D is primarily for the development of next-generation technology. Customer-funded R&D is comprised primarily of activities we conduct under contracts with the U.S. Government and its prime contractors. R&D expenditures in each of the last three fiscal years were as follows:

Fiscal	Company-funded Research and Development	Customer-funded Research and Development
2010	$75.9 million	$773.3 million
2009	81.5 million	865.5 million
2008	68.3 million	785.7 million

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

Intellectual Property

        As of March 31, 2010, we owned 434 U.S. patents and 235 foreign patents. We also had approximately 181 U.S. patent applications and approximately 145 foreign patent applications pending.

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

Employees

        As of March 31, 2010, ATK had more than 18,000 employees. Approximately 9% of these employees were covered by collective bargaining agreements. The majority of represented employees work at three locations. Two of the major collective bargaining agreements have terms that expire in calendar 2010 and have been or will be renegotiated during calendar 2010. Two agreements expire in calendar 2011, and another expires in calendar 2012.

Executive Officers

        The following table sets forth certain information with respect to ATK's executive officers as of May 1, 2010:

Name	Age	Title
Mark W. DeYoung.	51	President and Chief Executive Officer
Steven J. Cortese	48	Senior Vice President Washington Operations
Karen Davies	51	Senior Vice President and President Armament Systems
Ronald P. Johnson	47	Senior Vice President and President Security and Sporting
Blake E. Larson	50	Senior Vice President and President Aerospace Systems
Bart R. Olson	49	Interim President Missile Products
Paula J. Patineau	56	Senior Vice President Human Resources and Administrative Services
Keith D. Ross	53	Senior Vice President, General Counsel and Secretary
John L. Shroyer	46	Senior Vice President and Chief Financial Officer

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

        Mark W. DeYoung has served in his present position since February 2010. From 2006 to February 2010, he was Senior Vice President and President Armament Systems. From 2004 to 2006, he was Senior Vice President, Ammunition Systems. From 2002 to 2004, he was Group Vice President, Ammunition Systems. From 2001 to 2002, he was President, Ammunition and Related Products. Before that, he was President, Lake City Ammunition.

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

        Karen Davies has held her present position since March 2010. From 2002 to March 2010, she was the Vice President and General Manager for Small Caliber Systems. Before that, she was Vice President, Strategic Programs for Aerospace Group. Prior to that she was Vice President Information Technology and CIO for ATK in Minneapolis.

        Ronald P. Johnson has held his present position since April 2010. From 2004 to March 2010, he was the Vice President and General Manager of Commercial Products. Prior to joining ATK in 2001, he was Vice President of Finance, Controller, and Vice President of Logistics for Blount International.

        Blake E. Larson has held his present position since April 2010. From 2009 to March 2010, he was Senior Vice President and President Space Systems. From 2008 to 2009, he was Executive Vice President Space Systems and General Manager Spacecraft Systems from August 2008 to January 2009. From 2006 to 2008, he was Executive Vice President Mission Systems Group. From 2005 to 2006, he

was Senior Vice President and President Advanced Propulsion and Space Systems. From 2004 to 2005, he was Vice President and General Manager Space Systems. From 2003 to 2004, he was Executive Vice President Ordnance and Ground Systems. He served as President Precision Fuze Company from 2000 to 2003.

        Bart R. Olson has held his present position since March 2010. From 2007 to March 2010, he was the Vice President and General Manager of the Tactical Propulsion and Controls business. Prior to that he served as the Vice President and General Manager of ATK's Elkton operations.

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

        John L. Shroyer has held his present position since April 2006. From November 2009 to February 2010, he also served as ATK's interim Chief Executive Officer. From November 2005 to April 2006 he served as Vice President, Operations. He served as Vice President and General Manager, Ordnance Systems from 2004 to November 2005. From 2002 to 2004, he was President of Tactical Systems. He was Vice President, Tactical Systems from 2001 to 2002, and Vice President and Treasurer, Tactical Systems, from 2000 to 2001.

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

        As the majority of ATK's sales are to the U.S. Government and its prime contractors, ATK depends heavily on the contracts underlying these programs. Significant portions of ATK's sales come from a small number of contracts. ATK's top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 30% of fiscal 2010 sales. ATK's military small-caliber ammunition contract contributed approximately 13% of total fiscal 2010 sales. The loss or significant reduction of a material program in which ATK participates could have a material adverse effect on ATK's operating results, financial condition, or cash flows.

        ATK's small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant (Lake City) in Independence, Missouri. Lake City is the Army's principal small-caliber ammunition production facility and is the primary supplier of the U.S. military's small-caliber ammunition needs. ATK took over operation of this facility on April 1, 2000 and is responsible for the operation and management, including leasing excess space to third parties in the private sector. ATK had a 10-year production contract to supply the Army's small-caliber ammunition needs that expired April 1, 2010. ATK has reached agreement with the U.S. Army on a four-year supply contract as the primary supplier of small-caliber ammunition to the U.S. DoD for both its training and tactical needs. Production on the new contract is expected to continue into fiscal 2014. During this same period, ATK will complete government funded projects for modernization of the facility. ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 11 years after the plant production contract, if the plant production contract is not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract. Future ATK production under this contract or levels of government spending cannot be predicted with certainty.

        In 2006, ATK was chosen by NASA to design, develop, and manufacture the first-stage for the next-generation Ares I Crew Launch Vehicle, which will replace the Space Shuttle launch system scheduled for retirement from service as early as 2010. As the prime contractor for the first-stage, in addition to a new five-segment motor derived from the Space Shuttle's four-segment Reusable Solid Rocket Motor ("RSRM"), ATK is also responsible for thrust vector control, stage separation motors, forward and aft interface structures, ordnance, and parachute recovery systems. ATK believes that its RSRM products used on the Space Shuttle and the Ares I Crew Launch Vehicle will be important to achieving affordable launch systems for NASA. In August 2009, NASA released a study, referred to as the Augustine Report, which formed the basis of the Administration's budget released on February 1, 2010. The Administration's released budget includes the proposed cancellation of NASA's Constellation space exploration program. Congress will determine, as part of the 2011 authorization and appropriation legislative process, what the policy and funding levels for NASA will be and ultimately decide on the future funding level for the Constellation program. Current law continues funding for the Constellation program through government fiscal year 2010, and can be modified only by a subsequent appropriations Act by Congress. At this time the impacts of the Administration's budget proposal are still being reviewed. However, if Congress significantly changes NASA's budget or accepts the proposed cancellation of the Constellation program, there could be a material adverse effect on ATK's operating results, financial condition, and cash flows, including the potential for substantial termination liability. In fiscal 2010, NASA sales relating to the Constellation program were approximately $370 million and as of March 31, 2010 ATK had approximately $515 million of goodwill and approximately $170 million of property, plant, and equipment recorded related to the Space Systems Operations reporting unit which would be subject to impairment testing should there be significant changes made to the Constellation program in future periods.

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

        The following table summarizes how much each of these types of contracts contributed to ATK's U.S. Government business in fiscal 2010:

Cost-plus contracts:
Cost-plus-fixed-fee	15%
Cost-plus-incentive-fee/cost-plus-award-fee	21%
Fixed-price contracts:
Firm-fixed-price	64%

Total	100%

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

        Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of ATK's contracts, the estimation of total revenues and cost at completion is complex and subject to many variables. Assumptions are made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, many assumptions are made regarding the future impacts of such things as the business base, efficiency initiatives and cost reduction efforts. Incentives or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance. Estimates of award and incentive fees are also used in estimating revenue and profit rates based on actual and anticipated awards.

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

        As of March 31, 2010, ATK had total debt of $1.4 billion, of which, approximately $561.3 million matures within the next two years. In addition, ATK had $176.8 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $323.2 million of availability under its revolving credit facility, which expires in 2012. Additional information on ATK's debt can be found under "Liquidity and Capital Resources" in Item 7 of this report.

        ATK has demands on its cash resources in addition to interest and principal payments on its debt including, among others, operating expenses. ATK's level of indebtedness, possible interest rate increases, and these significant demands on ATK's cash resources could:

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

        In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition. ATK's sole-source contracts accounted for 58% of U.S. Government sales in fiscal 2010 and include the following programs: RSRM Space Shuttle boosters, Ares I first stage, Trident II missiles, Minuteman III Propulsion Replacement Program, Advanced Medium-Range Air-to-Air Missile, Hellfire, Sensor Fuzed Weapon propulsion systems, M830A1 multi-purpose tank ammunition rounds, M829A3 tank ammunition, Mk-90 propellant grains for the Hydra 70 and APKWS unguided and guided applications, M789 Lightweight 30 High Explosive Dual Purpose and M792 25mm High Explosive Incendiary—Traced with Self Destructing Fuze for medium-caliber ammunition, the AAR-47 missile warning system, Javelin launch tubes, SM-3 Solid Divert and Attitude Control Systems and Third Stage Rocket Motors, STARTM Motors, Advanced Anti-Radiation Guided Missile ("AARGM"), Mobile Ground-to-Air Radar Jamming System, Spider barrier system, and the XM-8/XM-25 Family of Gun Systems.

        In the commercial ammunition and accessories markets, ATK competes against manufacturers that have well-established brand names and strong market positions. Competitive responses to market dynamics and commodity cost fluctuations could impact the marketplace and cause adverse impacts to ATK financial results.

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

        The draft request for proposal ("RFP") for the Radford Army ammunition plant facility management contract has been released. ATK's current contract at Radford expires on May 31, 2010. However, the United States Government has notified ATK of a possible extension to December 31, 2010 which is currently being negotiated. The final draft RFP is expected to be released during calendar 2010 and ATK will continue to analyze the RFP and the other circumstances surrounding the competition to determine any impacts to its financial position. If ATK were to lose the Radford facility contract there could be an adverse effect on ATK's operating results, financial condition, or cash flows. Radford's revenues represented approximately 5% of ATK's total external sales for fiscal 2010. At March 31, 2010, ATK had approximately $18 million of goodwill recorded related to energetic systems that would be subject to impairment testing if ATK were to lose the Radford facility contract in the future.

ATK could experience a reduction in demand for commercial ammunition.

        In recent years, ATK has seen a spike in demand for commercial ammunition. Although ATK services a broad base of customers, a reduction in the demand for commercial ammunition could have an adverse impact on the Company's operating results.

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

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the "Hercules Facilities"). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If ATK were unable to recover those environmental remediation costs under these contracts, ATK believes these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., ("Hercules") under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

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

        ATK cannot ensure that the U.S. Government, Hercules, Alcoa, or other third parties will reimburse it for any particular environmental costs or reimburse ATK in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. ATK's failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, or other third parties could have a material adverse effect on its operating results, financial condition, or cash flows.

        In December 2001, ATK received notice from the State of Utah of a potential claim against ATK under Section 107(f) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State's rights under CERCLA, also expressly acknowledged the State's willingness to allow ATK to go forward with its currently-planned monitoring and remediation program. The State's preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules' manufacturing operations at the site. ATK has had discussions with the State regarding this claim and entered into a tolling agreement with the State in fiscal 2002. In fiscal 2003, ATK entered into a similar tolling agreement with the State regarding the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol. These agreements allow ATK time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. The tolling agreements expire in January 2011 and September 2012, respectively. Although ATK has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to ATK with respect to the affected areas, ATK cannot yet predict if or when a suit may be filed against it, nor can ATK determine any additional costs that may be incurred in connection with this matter.

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

        As of March 31, 2010, there was a total of $779 million of ATK's convertible senior subordinated notes outstanding, subject to the terms of various indentures. The indentures require ATK to satisfy up to the principal amount of these notes solely in cash. In addition, the indentures require ATK to pay any additional amounts above the principal amount of the notes in cash, common stock, or a combination of cash and common stock at ATK's discretion. As the price of ATK's common stock increases above the conversion price of the notes, ATK includes the dilutive impact of the number of shares that would be issued if converted, which decreases earnings per share.

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

        Recent economic turmoil, including the failure of financial service companies and the related liquidity crisis has caused significant volatility within the capital and credit markets. This disruption has resulted in decreased economic activity and increased economic uncertainty. As a result, ATK's commercial customers' ability to make timely payments may be adversely impacted and there may be an increase in customer and vendor bankruptcies. Additionally, various other counterparties that owe ATK money or products, such as financial institutions that service ATK's debt instruments and commodity forward contracts, could breach their obligations. A prolonged recession could cause the counterparties to these arrangements to fail to perform or result in a decline in demand within the commercial sector, which may adversely affect ATK's operating results, financial condition, or cash flows.

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

        ATK's business strategy includes the potential for future acquisitions. Acquisitions involve a number of risks including integration of the acquired company with ATK's operations and unanticipated liabilities or contingencies related to the acquired company. ATK cannot ensure that the expected benefits of any future acquisitions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact ATK's operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Total goodwill and intangible assets account for approximately $1.2 billion of ATK's recorded total assets. ATK evaluates goodwill and intangible assets for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets. There was no indication of goodwill impairment in fiscal 2010; however, a $38,008 trade name impairment charge was taken related to the decision to discontinue the use of the Thiokol and Mission Research Corporation (MRC) trade names. Changes in future estimated cash flows, the substantial reduction in the market multiples, and the implied valuation of this and comparable companies led to a non-cash charge of $108.5 million for impairment of goodwill in ATK's Spacecraft Systems division in fiscal 2009. If the current economic conditions were to deteriorate causing a decline in ATK's stock price, estimated cash flows, or reduction in the market multiples, additional impairments to one or more businesses could occur in future periods whether or not connected to ATK's annual impairment analysis. ATK will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

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

ITEM 2.    PROPERTIES

        Facilities.    As of March 31, 2010, ATK occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 20 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government.

        As of March 31, 2010, ATK's operating segments had significant operations at the following locations:

Armament Systems	Mesa, AZ; Oroville, CA; Santo Domingo, Dominican Republic; Lewiston, ID; Anoka, MN; Independence, MO; Fenton, MO; Lares, Puerto Rico; Mayaguez, Puerto Rico; Radford, VA; Onalaska, WI
Mission Systems	Woodland Hills, CA; Clearwater, FL; Elkton, MD; Elk River, MN; Plymouth, MN; Iuka, MS; Ronkonkoma, NY; Dayton, OH; Tullahoma, TN; Fort Worth, TX ; Clearfield, UT; Rocket Center, WV
Space Systems	Brigham City/ Promontory, UT; Magna, UT; Clearfield, UT; Commerce, CA; Corona, CA; Goleta, CA; San Diego, CA; Beltsville, MD;
Corporate	Minneapolis, MN; Washington, D.C.

        The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment as of March 31, 2010:

	Owned	Leased	Government Owned(1)	Total
Armament Systems	1,611	445	6,253	8,309
Mission Systems	586	2,075	1,110	3,771
Space Systems	5,299	1,758	567	7,624
Corporate	—	134	—	134

Total	7,496	4,412	7,930	19,838
Percentage of total	38%	22%	40%	100%

(1)
These facilities are occupied rent-free under facilities contracts that generally require ATK to pay for all utilities, services, and maintenance costs.

        Land.    ATK also uses land that it owns or leases for assembly, test, and evaluation, in Brigham City, Corrine, and Magna, UT, which is used by Space Systems and Mission Systems; and in Elk River, MN and Socorro, NM, which is used by Mission Systems.

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

        On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. The lawsuit was initially filed under seal. ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007. Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007. On May 29, 2008, ATK filed its answer to the complaint. On March 16, 2010, the trial court issued a scheduling order setting a preliminary trial date of July 11, 2011. Discovery is underway in the case.

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

ITEM 4.    REMOVED AND RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        ATK's common stock is listed and traded on the New York Stock Exchange under the symbol "ATK". The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Fiscal 2010:
Quarter ended March 31, 2010	$89.80	$76.27
Quarter ended January 3, 2010	90.81	74.51
Quarter ended October 4, 2009	84.80	73.41
Quarter ended July 5, 2009	91.39	65.85
Fiscal 2009:
Quarter ended March 31, 2009	$87.79	$60.76
Quarter ended December 28, 2008	96.44	70.20
Quarter ended September 28, 2008	111.67	94.35
Quarter ended June 29, 2008	114.29	99.28

        The number of holders of record of ATK's common stock as of May 12, 2010 was 7,804.

        ATK has never paid cash dividends on its common stock. ATK's dividend policy is reviewed by the Board of Directors from time to time as may be appropriate in light of relevant factors existing at such times, including the extent to which the payment of cash dividends may be restricted by covenants contained in ATK's 6.75% Senior Subordinated Notes and Senior Credit Facility (as described under "Liquidity and Capital Resources" in Item 7 of this report). As of March 31, 2010, ATK's 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2010, this limit was approximately $481 million. As of March 31, 2010, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which, among other items, would allow payments for future share repurchases, as long as ATK maintains certain senior debt limits, with an annual limit, when those debt limits are not met, of $50 million plus proceeds of any equity issuances plus 50% of net income since March 29, 2007. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.

Equity Compensation Plan Information

        The following table gives information about ATK's common stock that may be issued upon the exercise of options, warrants and rights under each of ATK's existing equity compensation plans as of March 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan(1)
Stock Options	715,101	$61.51	—
Deferred Compensation(2)	84,442	—	—
Non-Employee Director Restricted Stock Plan(1)			—
Deferred Compensation(2)	12,956	—	—
2005 Stock Incentive Plan(3)			1,107,697
Stock Options	37,250	80.20	—
Performance Awards(4)	454,258	—	—
Deferred Compensation(2)	130,160	—	—
Equity compensation plans not approved by security holders:
2000 Stock Incentive Plan(1)
Stock Options	113,022	48.04	—

Total	1,547,189	$60.56	1,107,697

(1)
No additional awards may be granted under this plan.

(2)
Shares reserved for payment of deferred stock units in accordance with the terms of the plan.

(3)
Under the 2005 Stock Incentive Plan, no more than 2,350,000 shares are available for performance awards, restricted stock awards, restricted stock units, dividend equivalents, and stock awards, and of that number only 50,000 shares may be issued as stock awards. No more than 119,118 shares in the aggregate may be granted pursuant to awards to non-employee directors of ATK.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
January 3 - January 31	1,779	$86.44	—
February 1 - February 28	40	76.98	—
March 1 - March 31	954	82.05	—

Fiscal quarter ended March 31, 2010	2,773	$84.79	—	4,700,044

(1)
The 2,773 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock and performance shares that were granted under ATK's incentive compensation plans.

(2)
On August 5, 2008, ATK's Board authorized the repurchase of up to 5 million shares. The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company's employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board. During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million. No shares were purchased pursuant to this authorization during fiscal 2010. As of March 31, 2010, there were 4,700,044 remaining shares authorized to be repurchased.

        The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK's debt instruments as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Debt," is incorporated herein by reference.

 STOCKHOLDER RETURN PERFORMANCE GRAPH

        The following graph compares, for the five fiscal years ended March 31, 2010, the cumulative total return for ATK common stock with the comparable cumulative total return of two indexes:

  •
  Standard & Poor's Composite 500 Index, a broad equity market index; and

  •
  Dow Jones U.S. Aerospace and Defense Index, a published industry index.

        The graph assumes that on April 1, 2005, $100 was invested in ATK common stock (at the closing price on the previous trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested. The graph indicates the dollar value of each hypothetical $100 investment as of March 31 in each of the years 2006, 2007, 2008, 2009, and 2010.

Comparison of Five-Year Cumulative Total Return

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31
(Amounts in thousands except per share data)	2010	2009(6)	2008(6)	2007(6)	2006(6)
Results of Operations
Sales	$4,807,666	$4,583,224	$4,171,725	$3,565,072	$3,216,142
Cost of sales	3,776,355	3,607,312	3,325,410	2,878,711	2,592,842

Gross profit	1,031,311	975,912	846,315	686,361	623,300
Operating expenses:
Research and development	75,896	81,529	68,333	61,533	51,506
Selling	168,986	161,805	131,068	99,687	85,123
General and administrative	236,084	239,621	216,386	185,413	159,522
Trade name and goodwill impairment(4)	38,008	108,500	—	—	—

Income before interest, income taxes, and noncontrolling interest	512,337	384,457	430,528	339,728	327,149
Interest expense, net(1)	(76,920)	(86,408)	(102,473)	(91,651)	(111,202)

Income before income taxes and noncontrolling interest	435,417	298,049	328,055	248,077	215,947
Income tax provision	156,473	157,096	118,678	73,530	68,607

Income before noncontrolling interest	278,944	140,953	209,377	174,548	147,340
Less net income attributable to noncontrolling interest	230	187	376	451	404

Net income attributable to Alliant Techsystems Inc.	$278,714	$140,766	$209,001	$174,097	$146,936

Alliant Techsystems Inc.'s earnings per common share:
Basic	$8.48	$4.30	$6.35	$5.14	$4.00

Diluted	$8.33	$4.14	$5.94	$5.03	$3.93

Financial Position
Net current assets	$931,163	$573,434	$617,029	$525,746	$348,507
Net property, plant, and equipment	561,931	540,041	492,336	454,748	453,958
Total assets(3)	3,869,624	3,577,345	3,196,194	2,874,682	2,901,980
Long-term debt (including current portion)	1,393,554	1,387,603	1,364,301	1,341,974	1,046,631
Total Alliant Techsystems Inc. stockholders' equity(2)(3)	798,594	665,971	810,344	644,131	675,757
Other Data
Depreciation and amortization of intangible assets	$99,830	$85,753	$77,486	$76,152	$78,334
Capital expenditures(5)	143,472	111,481	100,709	81,086	65,352
Gross margin (gross profit as a percentage of sales)	21.5%	21.3%	20.3%	19.3%	19.4%

(1)
In fiscal 2006, ATK made a cash tender offer for its outstanding $400 million principal aggregate amount 8.50% Senior Subordinated Notes. Fiscal 2006 interest expense reflects $18.8 million for the premium to extinguish the debt, $7.1 million related to deferred financing costs that were written off, and $6.0 million for termination of the related interest-rate swaps.

(2)
In fiscal 2007, ATK adopted a new standard on accounting for defined benefit pension and other postretirement plans which required recognition of the funded status of defined benefit pension and other postretirement plans, with a corresponding after-tax adjustment to accumulated other comprehensive loss. The adoption of the standard resulted in a net $368.8 million decrease in total Alliant Techsystems Inc. stockholders' equity.

(3)
In fiscal 2008, ATK adopted the measurement provisions of the new standard on accounting for defined benefit pension and other postretirement plans and remeasured its defined benefit pension and other postretirement plan assets and benefit obligations. The after-tax cumulative effect changes of this adoption included a net decrease in total Alliant Techsystems Inc. stockholders' equity of $38.6 million and an increase of $30.7 million in total assets.

(4)
In fiscal 2010, ATK recorded a non-cash asset impairment charge of $38.0 million related to the decision to discontinue use of the Thiokol and MRC trade names. ATK recorded a goodwill impairment charge of $108.5 million in fiscal 2009. See Notes 1 and 7 to the consolidated financial statements.

(5)
Capital expenditures are shown net of capital expenditures included in accounts payable and financed through operating leases.

(6)
Restated due to the adoption of new accounting standards. See Note 1 to the consolidated financial statements.

        See Note 4 to the consolidated financial statements for a description of acquisitions made since the beginning of fiscal 2008.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

Forward-Looking Information is Subject to Risk and Uncertainty

        Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give ATK's current expectations or forecasts of future events. Words such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions are used to identify forward-looking statements. From time to time, ATK also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements ATK makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

  •
  reductions or changes in NASA or U.S. Government military spending and budgetary policies and sourcing strategy,

  •
  increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

  •
  the potential termination of U.S. Government contracts,

  •
  government laws and other rules and regulations applicable to ATK, such as procurement and import-export control,

  •
  the novation of U.S. Government contracts,

  •
  other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

  •
  risks associated with diversification into new markets,

  •
  changes in cost estimates and/or timing of programs,

  •
  costs of servicing ATK's debt, including cash requirements and interest rate fluctuations,

  •
  intense competition,

  •
  reduced demand for commercial ammunition,

  •
  performance of ATK's subcontractors,

  •
  supply, availability, and costs of raw materials and components, including commodity price fluctuations,

  •
  development of key technologies and retention of a qualified workforce,

  •
  fires or explosions at any of ATK's facilities,

  •
  environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

  •
  actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates,

  •
  capital market volatility and corresponding assumptions related to ATK's capital structure such as share count and interest rates,

  •
  impacts of financial market disruptions or volatility to ATK's customers and vendors,

  •
  greater risk associated with international business,

  •
  results of acquisitions,

  •
  costs incurred for pursuits and proposed acquisitions that have not yet or may not close, and

  •
  unanticipated changes in the tax provision or exposure to additional tax liabilities.

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

Executive Summary

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

        As of March 31, 2010, ATK had three segments: Armament Systems, Mission Systems, and Space Systems.

  •
  Armament Systems, which generated 45% of ATK's external sales in fiscal 2010, develops and produces military ammunition and gun systems; commercial products; tactical accessories and equipment, and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

  •
  Mission Systems, which generated 26% of ATK's external sales in fiscal 2010, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: large caliber direct fires, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

  •
  Space Systems, which generated 29% of ATK's external sales in fiscal 2010, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Other products include ordnance, such as decoy and illuminating flares.

Financial Highlights and Notable Events

        Certain notable events or activities affecting our fiscal 2010 financial results included the following:

Financial highlights for fiscal 2010

  •
  Annual sales rise five percent to $4.8 billion

  •
  Diluted earnings per share of $8.33

  •
  Annual orders of $5.1 billion with total backlog of $7.1 billion at March 31, 2010

  •
  ATK recorded a non-cash asset impairment charge relating to ATK's strategic decision to discontinue the use of the Thiokol and Mission Research Corporation (MRC) trade names of $38.0 million ($23.6 million net of tax or $0.71 per dilutive share)

  •
  ATK recorded an impairment charge of $11.4 million related to the Company's TNT production facility and ATK's decision to procure all future TNT requirements from an off-shore vendor

  •
  Space Systems realized expected reductions in sales of $232.7 million related to the wind-down of the Minuteman and Space Shuttle programs

  •
  Armament Systems recorded $14.7 million of growth in contract costs associated with the construction of an energetic facility for the Australian Ministry of Defense

  •
  ATK's total pension contributions made during fiscal 2010 were $300.0 million

Notable events

  •
  On February 4, 2010, the ATK Board of Directors elected Mark W. DeYoung, the President of ATK's Armament System's Group, as President and Chief Executive Officer of ATK effective February 4, 2010.

  •
  On April 12, 2010, ATK announced that it had acquired Blackhawk Industries Products Group Unlimited, LLC ("Blackhawk"), a leading manufacturer of high quality tactical gear. The purchase price was $172.3 million, subject to purchase price adjustments expected to be settled in fiscal 2011. ATK believes that the acquisition provides ATK with a leading tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative and tactical accessories which will strengthen ATK's position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets. Headquartered in Norfolk, Virginia, Blackhawk employs approximately 300 employees and will be included in the recently formed Security and Sporting group.

  •
  Effective April 1, 2010, ATK realigned its business structure into four operating groups. As a result of this realignment, ATK's four operating groups are:

  •
  Aerospace Systems, consisting of Space System's current business and the aerospace structures business formerly within Mission Systems

  •
  Armament Systems, consisting of Armament System's current business (except for commercial products and tactical accessories) and the precision munitions business formerly within Mission Systems

    •
    Missile Products, consisting of the remaining businesses formerly within Mission Systems

    •
    Security and Sporting, consisting of the commercial products and tactical accessories business formerly within Armament Systems.

        The April 1, 2010 realignment is not reflected in the information contained in this report.

Outlook

        Government Funding—ATK is dependent on funding levels of the U.S. Department of Defense (DoD) and NASA.

        The U.S. defense industry has experienced significant changes over the years. ATK management believes that the key to ATK's continued success is to focus on performance, innovation, simplicity, and affordability. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures mount on procurement and research and development accounts. ATK will concentrate on developing systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks.

        On February 1, 2010 the Quadrennial Defense Review (QDR) and Defense budgets were announced. We believe there is continued overall budget funding support across ATK programs.

        The Administration's fiscal year 2011 budget request, released on February 1, 2010, includes the proposed cancellation of NASA's Constellation space exploration program. Congress will determine, as part of the 2011 authorization and appropriation legislative process, what the policy and funding levels for NASA will be and ultimately decide on the future funding level for the Constellation program. We expect a decision from Congress in late calendar year 2010 or early 2011. Current law continues funding for Constellation through government fiscal year 2010, and can be modified only by a subsequent appropriations Act from Congress. At this time the impacts of the Administration's budget proposal are still being reviewed. However, if Congress significantly changes NASA's budget or accepts the proposed cancellation of the Constellation program, there could be a material adverse effect on ATK's operating results, financial condition, and cash flows, including the potential for substantial termination liability. In fiscal 2010, NASA sales relating to the Constellation program were approximately $370 million and as of March 31, 2010 ATK had approximately $515 million of goodwill and approximately $170 million of property, plant, and equipment recorded related to the Space Systems Operations reporting unit which would be subject to impairment testing should there be significant changes made to the Constellation program in future periods. We are confident, however, that ATK's world class capabilities in solid propulsion and space systems will continue to play an important role in the nation's space exploration programs.

        Radford Army Ammunition Plant Facility Contract—The draft request for proposal ("RFP") for the Radford Army ammunition plant facility management contract has been released. ATK's current contract at Radford expires on May 31, 2010. However, the United States Government has notified ATK of a possible extension to December 31, 2010 which is currently being negotiated. Loss of the Radford facility contract would reduce Armament System's sales and profit. The final draft RFP is expected to be released during calendar 2010 and ATK will continue to analyze the RFP and the other circumstances surrounding the competition to determine any impacts to its financial position. Radford's revenues represented approximately 5% of ATK's total external sales for fiscal 2010; however, as there are multiple programs associated with Radford's revenues, we would not expect to lose all sales should we lose the facility management contract.

        Recent Developments in U.S. Cost Accounting Standards (CAS) Pension Recovery Rules —The Company maintains defined benefit plans that are subject to CAS and Pension Protection Act of 2006 (PPA) requirements. On May 10, 2010, the CAS Board published an Advance Notice of Proposed

Rulemaking that if adopted would provide a framework to partially harmonize the CAS rules with the PPA requirements. The proposed CAS rule includes provisions for a transition period from the existing CAS requirement to a partially harmonized CAS requirement. As published, the proposed rule would partially mitigate the near-term mismatch between PPA-amended Employee Retirement Income Security Act (ERISA) minimum contribution requirements, which would not yet be recoverable under CAS. However, until the final rule is published, and to the extent that the final rule does not completely eliminate any mismatch between ERISA funding requirements and CAS, government contractors maintaining defined benefit pension plans in general would still experience a timing mismatch between required contributions and the CAS recoverable pension costs. The CAS Board is expected to issue a final rule in 2010, which would apply to ATK's contracts starting in fiscal 2012.

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

        Contracts may contain provisions to earn incentive and award fees if specified targets are achieved as well as penalty provisions related to performance. Incentive and award fees and penalties that can be reasonably estimated and are probable are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.

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

        ATK recorded pension expense for the Plans of $72,095 in fiscal 2010, an increase of $32,123 from $39,972 of pension expense recorded in fiscal 2009. The fiscal 2010 expense includes a settlement charge of $6,287 related to payment of benefits from the nonqualified supplemental executive retirement plan. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table sets forth ATK's assumptions used in determining pension expense for fiscal 2010, 2009, and 2008, and projections for fiscal 2011:

	Years Ending March 31
	2011	2010	2009	2008
Expected long-term rate of return on plan assets	8.00%	8.00%	9.00%	9.00%
Discount rate	5.90%	8.15%	6.80%	6.10%
Rate of compensation increase:
Union	3.84%	3.82%	3.75%	3.50%
Salaried	4.05%	4.09%	3.95%	3.73%

        In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK's own historical investment returns, which have been in excess of broad market indices. The expected long-term rate of return of 8.0% used in fiscal 2010 for the Plans was based on an asset allocation range of 35-50% in equity investments, 25-40% in fixed income investments, 5-15% in real estate/real asset investments, 5-27% collectively in hedge fund and private equity investments, and 2-6% in cash investments. The actual return in any fiscal year will likely differ from ATK's assumption, but ATK estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.

        In determining its discount rate, ATK uses the current investment yields on high-quality corporate bonds (rated AA or better) that coincide with the cash flows of the estimated benefit payouts from

ATK's plans. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of the respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate. The discount rate was 5.90%, 8.15%, and 6.80% at March 31, 2010, March 31, 2009, and March 31, 2008, respectively. The discount rate as of March 31 impacts the following fiscal year's pension expense.

        Future actual pension expense can vary significantly depending on future investment performance, changes in future discount rates, legally required plan changes, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate, compensation increase, and/or expected rate of return for fiscal 2011 were different, the impact on fiscal 2011 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2011 pension expense by approximately $7,500; each 0.25% change in the rate of compensation increase would change fiscal 2011 pension expense by approximately $4,500; each 0.25% change in the expected rate of return on plan assets would change fiscal 2011 pension expense by approximately $5,500.

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

        ATK made a qualified pension plan trust prepayment contribution of $150,000 in April 2009 (fiscal 2010) of which $45,000 was the legally required minimum contribution for fiscal 2010. ATK also made a qualified pension plan trust prepayment contribution of $150,000 in March 2010 for a total of $300,000 in fiscal 2010. ATK distributed $19,910 under its supplemental executive retirement plans during fiscal 2010, and expects to make distributions directly to retirees of approximately $4,843 in fiscal 2011. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

        ATK's funded pension status was approximately 75% as of March 31, 2010. ATK will continue to make minimum contributions as required under PPA. ATK does not anticipate making any contributions to its qualified pension plans during fiscal 2011.

        Effective April 1, 2007, ATK adopted the measurement provisions of new accounting guidance relating to defined benefit pension plans which required ATK to remeasure its Plan assets and benefit obligations as of March 31. Prior to that adoption, ATK remeasured its Plan assets and benefit obligations as of December 31. Other than a change in the discount rate from 5.90% to 6.10%, the assumptions used to remeasure the assets and liabilities remained unchanged from fiscal 2007. The after-tax cumulative effect changes of this adoption included a decrease of approximately $9,000 in retained earnings, a decrease of approximately $47,600 in accumulated other comprehensive loss, an increase of approximately $30,700 in total assets, and a decrease of approximately $7,900 in total liabilities.

        Other Postretirement Benefits.    ATK also provides postretirement health care benefits and life insurance coverage to certain employees and retirees.

        The following table sets forth ATK's assumptions used to determine net periodic benefit cost for other postretirement benefit ("PRB") plans for fiscal 2010, 2009, and 2008, and projections for fiscal 2011:

	Years Ending March 31
	2011	2010	2009	2008
Expected long-term rate of return on plan assets:
Held solely in fixed income investments	6.00%	6.00%	6.00%	6.00%
Held in pension master trust and fixed income investments	7.00%	7.00%	8.00%	8.00%
Discount rate	5.35%	7.90%	6.80%	6.10%
Weighted average initial health care cost trend rate	7.70%	6.90%	7.20%	7.30%

        Health care cost trend rates are set specifically for each benefit plan and design. Health care cost trend rates used to determine the net periodic benefit cost for employees during fiscal 2010 were as follows: under age 65 was 8.0%; over age 65 was 6.5%; and the prescription drug portion was 12.5%.

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

        In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2010, approximately 34% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$531	$(471)
Effect on postretirement benefit obligation	9,932	(8,796)

        ATK made other PRB plan contributions of $13,197 in fiscal 2010 and expects to make contributions of approximately $13,739 in fiscal 2011.

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

        On March 23, 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590). Included among the major provisions of the law is a change in the tax treatment of the Medicare Part D subsidy. The impact of this change was not significant to ATK.

        Defined Contribution Plan.    ATK also sponsors a 401(k) defined contribution plan. Participation in this plan is available to substantially all employees.

Income Taxes

        Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. ATK periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that ATK's tax position will be sustained, the Company records the entire resulting tax liability and when it is more likely than not of being sustained, the Company records its best estimate of the resulting tax liability. Any applicable interest and penalties related to these positions are also recorded in the consolidated financial statements. To the extent ATK's assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. It is ATK's policy to record any interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes. Deferred tax assets related to carryforwards are reduced by a valuation allowance when it is not more likely than not that the amount will be realized before expiration of the carryforward period. As part of this analysis ATK takes into the account the amount and character to determine if the carryforwards will be realized. Significant estimates are required for this analysis. Changes in the amounts of valuation allowance are recorded in the tax provision in the period when the change occurs.

Acquisitions

        ATK uses the purchase method of accounting to account for its acquisitions, and, accordingly, the results of acquired businesses are included in ATK's consolidated financial statements from the date of acquisition. The purchase price for each acquisition is allocated to the acquired assets and liabilities based on their fair value. Estimates are used in determining the fair value and estimated remaining lives of intangible assets until the final purchase price allocation is completed. Actual fair values and remaining lives of intangible assets may vary from those estimates. The excess purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

        On March 31, 2009, ATK acquired Eagle Industries ("Eagle"), a leading manufacturer of high-quality, individual operational nylon gear and equipment for military, homeland security, and law enforcement agencies for $63,000 net of cash acquired, subject to purchase price contingencies. During the second quarter of fiscal 2010, ATK received a preliminary purchase price adjustment of $5,002, as determined by a working capital adjustment identified in the preliminary audited financial statements. Eagle manufactures more than 5,000 products which include tactical assault vests, load-bearing equipment, weapon transporting gear, holsters, personal gear carriers, and other high quality accessories. ATK believes that the acquisition provides an opportunity to expand its position in the domestic and international tactical accessories markets serving military and law enforcement customers. Headquartered in Fenton, Missouri, Eagle employs approximately 1,280 employees and is included in Armament Systems. The purchase price allocation was finalized in the fourth quarter of fiscal 2010. Most of the goodwill generated in this acquisition will be deductible for tax purposes.

        On June 8, 2007, ATK acquired Swales Aerospace ("Swales"), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, Department of Defense and commercial satellite customers, for $101,195 net of cash acquired. ATK believes that the acquisition strengthened ATK's satellite components, subsystems and small spacecraft portfolios and further increased ATK's position as a supplier to the U.S. Government and industry. ATK also believes the acquisition enhanced ATK's systems engineering as ATK pursues strategic initiatives in space exploration programs. Headquartered in Beltsville, Maryland, Swales employs approximately 626 employees and is included in Space Systems.

        During fiscal 2003, ATK acquired the assets of Science and Applied Technology, Inc. (included in Mission Systems). The sellers of this acquired business had the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones were attained with respect to one of the contracts acquired. The pre-specified milestones were met in September 2008 and the additional contingent consideration earned pursuant to the purchase agreement resulted in an increase to goodwill.

        ATK made no acquisitions during fiscal 2010.

Accounting for Goodwill

        ATK tests goodwill for impairment on the first day of its fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. The Company has determined that the reporting units for its goodwill impairment review are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, the Company has identified 11 reporting units within its reportable segments as of the fiscal 2010 testing date.

        The goodwill impairment test is performed using a two-step process. In the first step, ATK determines the estimated fair value of each reporting unit and compares it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an indication of impairment exists and the second step must be performed in order to determine the amount of the impairment. In the second step, ATK must determine the implied fair value of reporting unit's goodwill which is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

        The estimated fair value of each reporting unit is determined using a discounted cash flow approach. In developing its discounted cash flow analysis, ATK's assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on its three-year plan, as approved by the Board of Directors, and assumes a terminal growth rate thereafter. These cash flows are then discounted using ATK's composite discount rate. ATK ensures that the consolidated cash flows reconcile to the market capitalization at the test date using an assumed control premium. ATK then computes the break-even discount rate for each reporting unit and compares that to ATK's composite rate to determine if further analysis is needed for a particular reporting unit.

        Projecting discounted future cash flows requires ATK to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of ATK's market capitalization in comparison to the estimated fair values of the Company's reporting units, and other factors which are beyond ATK's control. If the current economic conditions were to deteriorate causing a reduction in estimated discounted cash flows, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests in future periods. ATK continually monitors the reporting units for impairment indicators and updates assumptions used in the most recent calculation of the estimated fair value of a reporting unit as appropriate.

Results of ATK's fiscal 2010 Annual Impairment Test

        For the fiscal 2010 impairment assessment, ATK calculated a composite discount rate of 9.8% using a 3% terminal growth rate and a 30% control premium based on the analysis discussed above. The results of ATK's fiscal 2010 annual goodwill impairment test performed as of January 4, 2010 indicated that no goodwill impairment existed as the estimated fair value for all reporting units, except for Tactical Systems as discussed below, exceeded their carrying value by greater than 20%; therefore, step two of the impairment analysis was not required.

        Although there is no indication of impairment, based on the annual test, ATK determined that the Tactical Systems reporting unit had an estimated fair value that exceeded its carrying value by 10% which ATK does not deem to be a significant excess. The goodwill recorded within this reporting unit, approximately $50 million, relates to goodwill acquired in the March 31, 2009 acquisition of Eagle Industries ("Eagle"). Given the fact that the purchase accounting valuation was recently performed and there have been no significant changes in the underlying business since the date of acquisition, ATK would not expect to see significant excess within this reporting unit given that the Company determined the fair value of goodwill relating to Eagle within the past year. Based on the expected sales growth for Tactical Systems, ATK does not believe there is any indication of impairment given ATK's continuing expansion into the tactical accessories market.

        As previously discussed, in August 2009, NASA released a study, referred to as the Augustine Report, which formed the basis of the Administration's budget released on February 1, 2010. The Administration's released budget includes the proposed cancellation of NASA's Constellation space exploration program. Congress will determine, as part of the 2011 authorization and appropriation legislative process, what the policy and funding levels for NASA will be and ultimately decide on the future funding level for the Constellation program. Current law continues funding for Constellation through government fiscal year 2010, and can be modified only by a subsequent appropriations Act by Congress. At this time the impacts of the Administration's budget proposal are still being reviewed and ATK has assumed continuation of the Constellation program in the estimated cash flows for Space Systems Operations. However, if Congress significantly changes NASA's budget or accepts the proposed cancellation of the Constellation program, there would be an adverse effect on ATK's operating results, financial condition, and cash flows within the Space Systems Operations reporting unit which, as of March 31, 2010, had approximately $515 million of goodwill recorded associated with this reporting unit. Should there be significant changes made to the Constellation program in future periods, there would likely be an indication of impairment which would require the Company to perform a test for impairment.

        Additionally, the draft request for proposal ("RFP") for the Radford Army ammunition plant facility management contract has been released. ATK's current contract at Radford expires on May 31, 2010. However, the United States Government has notified ATK of a possible extension to December 31, 2010 which is currently being negotiated. The final draft RFP is expected to be released during calendar 2010 and ATK will continue to analyze the RFP and the other circumstances surrounding the competition to determine any impacts to its financial position. For purposes of our fiscal 2010 impairment test, ATK has assumed that we will win the bid to continue managing the Radford facility; however, if ATK were to lose the Radford facility contract, we would be required to update this assumption and reassess the estimated fair value of the Energetic Systems reporting unit. At March 31, 2010 ATK had approximately $18 million of goodwill recorded associated with this reporting unit.

        In fiscal 2009, ATK recorded a non-cash goodwill impairment charge of $108,500 in our Spacecraft Systems reporting unit and the remaining goodwill recorded within the Spacecraft Systems reporting unit was $145,647 at March 31, 2009. See Note 7 for further details.

Results of Operations

        The following information should be read in conjunction with ATK's consolidated financial statements. The key performance indicators that ATK's management uses in managing the business are sales, income before interest and income taxes, and cash flows.

  Fiscal 2010

  Sales

        The following is a summary of each operating segment's external sales:

	Years Ended March 31
	2010	2009	$ Change	% Change
Armament Systems	$2,164,661	$1,737,909	$426,752	24.6%
Mission Systems	1,269,127	1,215,018	54,109	4.5%
Space Systems	1,373,878	1,630,297	(256,419)	(15.7)%

Total external sales	$4,807,666	$4,583,224	$224,442	4.9%

        The increase in sales was due to organic growth as well as the acquisition of Eagle at the end of the fourth quarter of fiscal 2009, as previously discussed, which is reported within Armament Systems.

        Armament Systems.    The increase in sales was driven by:

  •
  a $173,200 increase in ammunition sales as a result of an increase of $102,400 in sales for the Non-Standard Ammunition Program, as well as continued strong customer requirements for small-caliber ammunition and facility modernization project sales,

  •
  an increase of $101,900 in commercial products due to an increase in volume of law enforcement, international, and commercial sales,

  •
  a $93,000 increase in energetic systems at the Radford Army Ammunition Plant relating primarily to an increase in modernization project sales of $55,700 as well as increased sales of TNT, and

  •
  a $62,700 increase resulting from the March 31, 2009 acquisition of Eagle (now Tactical Systems).

        Mission Systems.    The increase in sales was driven by:

  •
  an $82,600 increase in commercial aircraft structures primarily due to the Airbus A350 program,

  •
  a $30,600 increase in missiles, related primarily to the new Multi-Stage Supersonic Target (MSST) program,

  •
  an increase of $17,900 in military aircraft structures driven in part by the ramp-up of the Joint Strike Fighter Low Rate Initial Production,

  •
  a $17,800 increase in force protection driven primarily by the new international Vehicle Launch Scatterable Anti-Tank System (VLSAS) program,

  •
  an increase in space stage motors of $16,700 primarily driven by additional scope on the Attitude Control Motor program, and

  •
  an increase of $11,500 in precision guided munitions resulting primarily from multiple new advanced weapons programs.

        These increases were partially offset by:

  •
  a decrease within special mission aircraft of $41,500 due to reduced demand across multiple programs,

  •
  a $32,800 decrease in tank ammunition due to lower volumes across multiple programs,

  •
  a decrease of $26,100 in missile defense, primarily relating to volume, and

  •
  a decrease of $16,500 in space launch vehicles due primarily to the completion of the Arrow program.

        Space Systems.    The decrease in sales was driven by:

  •
  a decrease in Minuteman volume of $143,000 due to the contract nearing successful completion,

  •
  an $89,700 decrease in the Space Shuttle program due to the wind-down of the program,

  •
  a $34,600 sales reduction due to termination of a proprietary government program and delays in other classified pursuits,

  •
  a reduction in the sales on the Kinetic Energy Interceptor program of $28,000 due to termination of the contract in fiscal 2010,

  •
  a decrease of $23,100 in Spacecraft Services driven by the completion of the Hubble space repair mission,

  •
  a decrease of $12,300 relating to GEM programs due to contract completions and lower production rates, and

  •
  a $12,000 decrease due to timing of Castor® rocket motor systems sales.

        These decreases were partially offset by:

  •
  an increase of $25,500 on Ares 1st Stage program as the activity continues to ramp up with the transition away from the Shuttle program,

  •
  a $24,000 increase for Operationally Responsive Space (ORS-1) effort in Space Systems,

  •
  a $17,600 increase in solar arrays and deployables across multiple programs,

  •
  an increase of $14,900 for the new Air Force Large Class Stage development program,

  •
  a $13,500 increase in pressure tanks due to increased volume across several programs, and

  •
  an improvement in flares and decoys of $10,100 relating primarily to the resolution of fiscal 2009 production delays.

Gross Profit

	Years Ended March 31
	2010	As a % of Sales	2009	As a % of Sales	Change
Gross profit	$1,031,311	21.5%	$975,912	21.3%	$55,399

        The increase in gross profit was driven by higher sales and increased operating efficiencies within Armament Systems, partially offset by higher pension expenses across all operating segments.

Operating Expenses

	Years Ended March 31
	2010	As a % of Sales	2009	As a % of Sales	Change
Research and development	$75,896	1.6%	$81,529	1.8%	$(5,633)
Selling	168,986	3.5%	161,805	3.5%	7,181
General and administrative	236,084	5.0%	239,621	5.2%	(3,537)
Trade name and goodwill impairments	38,008	0.8%	108,500	2.4%	(70,492)

Total	$518,974	10.9%	$591,455	12.9%	$(72,481)

        Excluding the non-cash trade name and goodwill impairments in fiscal 2010 and 2009, operating expenses remained relatively consistent year over year. Selling expenses were higher in fiscal 2010 primarily driven by Armament Systems, consistent with the higher sales in commercial products. Research and development expenses were down due to elevated spending levels in fiscal 2009 for the self-funded Alliant Launch Vehicle and related launch integration efforts in Space Systems, partially offset by increased investment in fiscal 2010 to expand market share in targeted satellite areas. General and administrative expenses were slightly lower in fiscal 2010 due to the lack of a $13,000 increase in bad debt expense in the prior year within commercial products relating to increased customer credit risk, partially offset by increased spending to support increasing sales within Armament Systems and the acquisition of Eagle in March 2009.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Years Ended March 31
	2010	2009	Change
Armament Systems	$256,994	$171,563	$85,431
Mission Systems	136,785	153,341	(16,556)
Space Systems	138,064	79,560	58,504
Corporate	(19,506)	(20,007)	501

Total	$512,337	$384,457	$127,880

        The increase in income before interest, income taxes, and noncontrolling interest was due to the higher sales and the lack of a $108,500 non-cash goodwill impairment charge within Space Systems, partially offset by the non-cash trade name impairment charges in Mission Systems and Space Systems totaling $38,008 and higher pension expense across all groups. Significant changes within the operating segments are also described below.

  Armament Systems.    The increase primarily relates to higher overall sales along with improved margins in commercial products and small-caliber ammunition programs driven by operational and volume efficiencies, increased margins relating to American Ordnance (ATK's joint venture), as well as the lack of a $13,000 increase in bad debt expense in fiscal 2009 within commercial products which resulted from heightened customer credit risk.

  These increases were partially offset by approximately $14,000 of growth in contract costs associated with the construction of an energetics facility for the Australian Ministry of Defense (ATK's core expertise in high volume energetics production lies within Armament Systems and as the program moves closer to completion it has been transitioned from the Space Systems Group to the Armament Systems Group), and higher depreciation expense,

  Mission Systems.    The decrease was primarily driven by the $13,422 non-cash trade name impairment charge, margin declines due to lower sales in special mission aircraft, and reduced incentive fees in missile defense. These decreases were partially offset by organic growth, primarily within commercial aircraft, and higher sales volumes across multiple programs as well as program mix.

  Space Systems.    The increase was primarily due to the lack of the non-cash goodwill impairment charge totaling $108,500 within Spacecraft Systems in the prior year as well as lack of performance issues and schedule delays in the spacecraft structures business in fiscal 2009. These increases were partially offset by the $24,586 non-cash trade name impairment charge in fiscal 2010 and lower sales volume.

  Corporate.    The net expense of Corporate primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the elimination of intercompany profits, and stock option expense.

Net Interest Expense

        Net interest expense for fiscal 2010 was $76,920, a decrease of $9,488 compared to $86,408 in fiscal 2009. The decrease was primarily due to the reduction in non-cash amortization of the debt discount (which declined primarily because amortization for the 2.75% Convertible Notes due 2024 was complete in August 2009, the first date that holders of these notes could have required ATK to repurchase the notes) as well as a decrease in the average borrowing rate.

Income Tax Provision

	Years Ended March 31
	2010	Effective Rate	2009	Effective Rate	Change
Income tax provision	$156,473	35.9%	$157,096	52.7%	$(623)

        The reduction in tax rate from fiscal 2009 to fiscal 2010 was primarily related to lack of the fiscal 2009 nondeductible goodwill impairment charge, lower valuation allowance for capital losses, and lower state tax rate. These benefits were slightly offset by the lack of federal research and development credit for the final three months of fiscal 2010 as the credit lapsed on December 31, 2009.

        ATK's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2010 of 35.9% differs from the federal statutory rate of 35.0% due to state income taxes, valuation allowances, and other provision adjustments which increased the rate, as well as the domestic manufacturing deduction (DMD) and research and development (R&D) credits which decreased the rate.

        The effective tax rate for fiscal 2009 of 52.7% differs from the federal statutory rate of 35.0% due to the non-deductibility for tax purposes of the non-cash goodwill impairment charge, valuation allowance related to capital loss carryovers, state income taxes, and other provision adjustments which increased the rate, and the DMD and R&D tax credits which decreased the rate.

        ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2003. The Internal Revenue Service has completed the audits of ATK through fiscal 2006 and is currently examining the fiscal 2007 and 2008 returns. We believe appropriate provisions for all outstanding issues have been made for all open years in all jurisdictions.

        As of March 31, 2010 and 2009, the total amount of unrecognized tax benefits was $42,627 and $25,828, respectively, of which $33,695 and $20,407, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $22,393 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings up to $17,638 based on current estimates. See Note 11 to the consolidated financial statements for further details.

        ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The valuation allowance of $7,483 at March 31, 2010 relates to capital loss carryovers and certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance was decreased by $1,523 during fiscal 2010 primarily related to the expiration of capital loss carryforwards, expiration of state credit carryforwards, and changes to prior year capital loss carryforwards. The amount was increased by $1,398 related to the recognition of current year capital losses and a change in the amount of state carryforward benefits expected to be utilized before expiration.

        The federal R&D tax credit expired on December 31, 2009. If the federal R&D tax credit is not retroactively extended there would be an unfavorable impact to ATK's fiscal 2011effective income tax rate.

Net Income Before Noncontrolling Interest

        Net income before noncontrolling interest for fiscal 2010 was $278,944, an increase of $137,991 compared to $140,953 in fiscal 2009. The increase was driven by the absence of the non-cash goodwill impairment charge of $108,500 in the prior year, an increase of $55,339 in gross profit and a decrease in net interest expense of $9,488. These improvements were partially offset by the non-cash trade name impairment charges in Mission Systems and Space Systems totaling $38,008.

Noncontrolling Interest

        The noncontrolling interest represents the noncontrolling owner's portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. ("COI") and is consolidated into ATK's financial statements.

Fiscal 2009

Sales

        The following is a summary of each operating segment's external sales:

	Years Ended March 31
	2009	2008	$ Change	% Change
Armament Systems	$1,737,909	$1,476,716	$261,193	17.7%
Mission Systems	1,215,018	1,139,038	75,980	6.7%
Space Systems	1,630,297	1,555,971	74,326	4.8%

Total external sales	$4,583,224	$4,171,725	$411,499	9.9%

        The increase in sales was due to organic growth as well as the acquisition of Swales late in the first quarter of fiscal 2008, as previously discussed, which is reported within Space Systems.

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

Gross Profit

	Years Ended March 31
	2009	As a % of Sales	2008	As a % of Sales	Change
Gross profit	$975,912	21.3%	$846,315	20.3%	$129,597

        The increase in gross profit was driven by higher sales and increased operating efficiencies across all operating segments.

Operating Expenses

	Years Ended March 31
	2009	As a % of Sales	2008	As a % of Sales	Change
Research and development	$81,529	1.8%	$68,333	1.6%	$13,196
Selling	161,805	3.5%	131,068	3.1%	30,737
General and administrative	239,621	5.2%	216,386	5.2%	23,235
Trade name and goodwill impairments	108,500	2.4%	—	—%	108,500

Total	$591,455	12.9%	$415,787	10.0%	$175,668

        Operating expenses increased primarily due to higher selling expenses consistent with higher sales over the prior year period, as well as increased program proposal efforts within Mission Systems and Space Systems and the non-cash goodwill impairment charge totaling $108,500 within Spacecraft Systems, as previously discussed. Research and development expenses were up due to increased spending on major launch vehicle programs within Space Systems, increased volume within medium-caliber systems, as well as within Mission Systems. General and administrative expenses were up as a result of increased spending to support increasing sales and a $13,000 increase in bad debt expense in fiscal 2009 within commercial products relating to increased customer credit risk. These increases were partially offset by the absence of a $6,567 charge for transaction-related costs related to an acquisition that was terminated in fiscal 2008, and lower share-based compensation expenses compared to the prior year.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Years Ended March 31
	2009	2008	Change
Armament Systems	$171,563	$139,603	$31,960
Mission Systems	153,341	129,028	24,313
Space Systems	79,560	192,995	(113,435)
Corporate	(20,007)	(31,098)	11,091

Total	$384,457	$430,528	$(46,071)

        The decrease in income before interest, income taxes, and noncontrolling interest was due to the non-cash goodwill impairment charge within Space Systems and higher operating expenses as discussed above, partially offset by higher sales. Significant changes within the operating segments are also described below.

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

Net Interest Expense

        Net interest expense for fiscal 2009 was $86,408, a decrease of $16,065 compared to $102,473 in fiscal 2008. The decrease was primarily due to the accelerated noncash write-off of $5,600 of debt issuance costs which was the result of the 3.00% Convertible Senior Subordinated Notes and the 2.75% Convertible Senior Subordinated Notes due 2024 becoming convertible in fiscal 2008 as well as a decrease in the average borrowing rate and average outstanding debt balance.

Income Tax Provision

	Years Ended March 31
	2009	Effective Rate	2008	Effective Rate	Change
Income tax provision	$157,096	52.7%	$118,678	36.2%	$38,418

        ATK's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2009 of 52.7% differs from the federal statutory rate of 35% due to the non-deductibility for tax purposes of the non-cash goodwill impairment charge, valuation allowance related to capital loss carryovers, state income taxes, and other provision adjustments which increased the rate, and the domestic manufacturing deduction ("DMD") and research and development ("R&D") tax credits which decreased the rate.

        The effective tax rate for fiscal 2008 of 36.2% differs from the federal statutory rate of 35% due to state income taxes and other provision adjustments which increased the rate, and DMD, R&D tax credits, and changes in previous contingencies which decreased the rate.

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

Net Income Before Noncontrolling Interest

        Net income before noncontrolling interest for fiscal 2009 was $140,953, a decrease of $68,424 compared to $209,377 in fiscal 2008. The decrease was due to the non-cash goodwill impairment charge of $108,500, increases in operating expenses of $67,168, and the income tax provision of $38,418, partially offset by an increase of $129,597 in gross profit and a decrease in net interest expense of $16,065.

Noncontrolling Interest

        The noncontrolling interest represents the noncontrolling owner's portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. ("COI") and is consolidated into ATK's financial statements.

Liquidity and Capital Resources

        ATK manages its business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include a committed credit facility, long-term borrowings, and access to the public debt and equity markets. ATK uses its cash to fund its investments in its existing core businesses, acquisition activity, share repurchases, and other activities.

Cash Flow Summary

        ATK's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended March 31, 2010, 2009, and 2008 are summarized as follows:

	2010	2009	2008
Cash flows provided by operating activities	$193,662	$424,987	$382,751
Cash flows used for investing activities	(132,625)	(186,527)	(204,032)
Cash flows used for financing activities	(3,844)	(21,533)	(75,039)

Net cash flows	$57,193	$216,927	$103,680

Operating Activities.

        Net cash from operating activities decreased by $231,325 in fiscal 2010 primarily due to $300,000 of cash used to fund the pension plans during fiscal 2010 and $35,656 more cash used for working capital to support higher sales These decreases were partially offset by an increase in net income, net of impairment charges, and $17,830 less cash used to pay taxes in fiscal 2010.

        Net cash from operating activities increased by $42,236 in fiscal 2009 primarily due higher net income, excluding the non-cash goodwill impairment charge, $11,507 of additional cash generated from deferred and accrued tax balance changes, and increased compensation accruals of $16,455. These increases were partially offset by $29,718 more cash used for working capital to support higher sales.

        Cash used for working capital is defined as net receivables plus long-term receivables plus net inventories, less accounts payables and contract advances.

Investing Activities.

        Net cash used for investing activities decreased by $53,902 in fiscal 2010 primarily due to the $63,000 paid in 2009 to acquire Eagle, $6,049 paid in 2009 as contingent consideration for a 2003 acquisition, and the $5,002 ATK received as a preliminary purchase price adjustment on the Eagle acquisition during 2010. These decreases were partially offset by $31,991 more cash used for capital expenditures to expand operations.

        Net cash used for investing activities decreased by $17,505 in fiscal 2009 primarily due to the $101,195 of cash paid in 2008 to acquire Swales. This decrease was partially offset by $63,000 paid in 2009 to acquire Eagle. In 2009, ATK also used $10,772 more cash for capital expenditures to expand operations.

Financing Activities.

        Net cash used for financing activities decreased by $17,689 in fiscal 2010, primarily driven by the absence of $31,609 in cash paid during 2009 for the repurchase of treasury shares. This decrease was partially offset by payments of $13,750 on ATK's Term A Loan due in 2012.

        Net cash used for financing activities decreased by $53,506 in fiscal 2009 due primarily to $68,459 less cash paid to repurchase treasury shares and a $8,898 reduction in cash proceeds from employee compensation plans given that fewer stock options were exercised compared to the prior year.

Liquidity

        In addition to ATK's normal operating cash requirements, the Company's principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, and any strategic acquisitions. ATK's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK's debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility and the maturity of its 2.75% Convertible Notes due 2011 in fiscal year 2012, as discussed further below. ATK's other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances.

        Based on ATK's current financial condition, management believes that ATK's cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under ATK's revolving credit facilities, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future growth as well as to service ATK's currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases over the next 12 months.

        At this point in time, ATK's access to liquidity sources has not been materially impacted by the current credit environment, and ATK does not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions. Within the next two years, ATK will be required to refinance its Senior Credit Facility which matures in March 2012. ATK expects the future refinancing of this debt to result in higher interest costs given the current market conditions. These higher interest rates could have an impact on the Company's future operating results.

        If market opportunities exist, ATK may choose to undertake financing actions to further enhance the Company's liquidity position which could include obtaining new bank debt or capital market transactions.

Long-Term Debt and Credit Facilities

        As of March 31, 2010 ATK had actual total indebtedness of $1,393,554 and the $500,000 Revolving Credit Facility provided for the potential of additional borrowings up to $323,178. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2010, although ATK had outstanding letters of credit of $176,822 which reduced amounts available under the facility.

        ATK's indebtedness at March 31, 2010 and 2009 is primarily comprised of the Company's Senior Credit Facility which consists of a Term A Loan and a Revolving Credit Facility, the 2.75% Convertible Senior Subordinated Notes due 2011 ("the 2.75% Convertible Notes due 2011"), the 6.75% Senior Subordinated Notes due 2016 ("the 6.75% Notes due 2016"), the 2.75% Convertible Senior Subordinated Notes due 2024 ("the 2.75% Convertible Notes due 2024"), and the 3.00% Convertible Senior Subordinated Notes due 2024 ("3.00% Convertible Notes due 2024"). See Note 9 "Long-Term Debt" for a detailed discussion of these borrowings.

        Long-term debt, including the current portion, consisted of the following:

	March 31, 2010	March 31, 2009
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$261,250	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	279,763	279,929
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453

Principal amount of long-term debt	1,440,466	1,454,382
Less: Unamortized discounts	46,912	66,779

Carrying amount of long-term debt	1,393,554	1,387,603
Less: current portion	13,750	289,859

Carrying amount of long-term debt, excluding current portion	$1,379,804	$1,097,744

Senior Credit Facility

        The Term A Loan and Revolving Credit Facility both mature in 2012. The Term A Loan is subject to quarterly principal payments as follows:

  •
  $3,438 in the years ending March 31, 2010 and 2011,

  •
  $6,875 in the year ending March 31, 2012, and

  •
  $220,000 due on March 29, 2012.

        Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank's prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK's senior secured credit ratings. ATK must also pay an annual commitment fee on the unused portion of the Revolving Credit Facility.

        It is currently expected that there will be no borrowings against the Revolving Credit Facility at March 31, 2011.

2.75% Convertible Notes due 2011

        ATK's 2.75% Convertible Notes due 2011 mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) in the event that the ATK stock price exceeds certain levels, upon the occurrence of certain corporate transactions, or during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.

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

6.75% Notes due 2016

        ATK's 6.75% Notes mature on April 1, 2016. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year. ATK has the right to redeem some or all of these notes from time to time on or after April 1, 2011, at specified redemption prices. Prior to April 1, 2011, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium.

2.75% Convertible Notes due 2024

        ATK's 2.75% Convertible Notes due 2024 mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. ATK is required to pay contingent interest at a rate driven by the average trading price of these notes if the trading price reaches specified levels during each six-month measurement period. Based on the current trading price of these notes, ATK does not anticipate that the Company will be required to pay contingent interest for the foreseeable future.

        ATK may redeem all of these notes in cash at any time. Holders of these notes may require ATK to repurchase in cash some or all of the Notes on February 15, 2014 and February 15, 2019. Note holders may also convert their notes at a conversion rate of 12.5843 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $79.46 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.

3.00% Convertible Notes due 2024

        ATK's 3.00% Convertible Notes due 2024 mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Beginning August 20, 2014, ATK will be required to pay contingent interest at a rate driven by the average trading price of these notes if the trading price reaches specified levels during the measurement period.

        ATK may redeem all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of the Notes on August 15, 2014 and August 15, 2019. Note holders may also convert their notes at a conversion rate of 12.5392 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $79.75 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.

Rank and Guarantees

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

Covenants

        ATK's Senior Credit Facility imposes restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain the following financial ratios:

	Leverage Ratio	Interest Coverage Ratio
Requirement	≤4.00	≥3.00
Actual at March 31, 2010	2.21	12.33

        The Leverage Ratio is based on ATK's Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary noncash expenses, non-cash charges related to stock-based compensation, and intangible asset impairment charges).

        Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2010, ATK was in compliance with the financial covenants and ATK expects to be in compliance with the covenants in all of its long-term debt agreements for the foreseeable future.

        The indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. As of March 31, 2010, ATK was in compliance with the indentures and expects to be in compliance with the indentures for the foreseeable future.

Credit Ratings

        As of March 31, 2010, Moody's Investors Service ("Moody's") had assigned ATK an issuer rating of Ba3, Standard & Poor's Ratings Services ("S&P") had assigned ATK a BB corporate credit rating and Fitch Ratings ("Fitch") had assigned ATK an issuer rating of BB.

Share Repurchases

        In fiscal 2009, ATK repurchased 299,956 shares for $31,609 and repurchased no additional shares in fiscal 2010. See Note 14 to the consolidated financial statements in Part II, Item 8. Share repurchase activity is expected to remain at a minimal level in fiscal 2011. Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2010, this limit was approximately $481,000. As of March 31, 2010, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains certain senior debt limits, with an annual limit, when those debt limits are not met, of $50,000 plus proceeds of any equity issuances plus 50% of net income since March 29, 2007.

Contractual Obligations and Commercial Commitments

        The following table summarizes ATK's contractual obligations and commercial commitments as of March 31, 2010:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Long-term debt	$1,440,466	$13,750	$547,500	$479,216	$400,000
Interest on debt(1)	267,534	48,157	73,306	65,967	80,104
Operating leases	319,983	52,993	97,901	92,763	76,326
Environmental remediation costs, net	25,286	459	2,670	4,553	17,604
Pension and other PRB plan contributions	1,175,021	23,747	277,431	399,216	474,627

Total contractual obligations	$3,228,290	$139,106	$998,808	$1,041,715	$1,048,661

		Commitment Expiration by period
	Total	Within 1 year	1 - 3 years
Other commercial commitments:
Letters of credit	$176,822	$141,309	$35,513

(1)
Includes interest on variable rate debt calculated based on interest rates at March 31, 2010. Variable rate debt was approximately 18% of ATK's total debt at March 31, 2010.

        The total liability for uncertain tax positions at March 31, 2010 was approximately $42,627. Of this amount, $32,380 is not expected to be paid within 12 months and is therefore classified within other long-term liabilities. ATK is not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.

        Pension plan contributions are an estimate of ATK's minimum funding requirements through fiscal 2020 to provide pension benefits for employees based on expected actuarial estimated service accruals through fiscal 2020 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

Off-Balance Sheet Arrangements

        In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK entered into call option and warrant transactions. The convertible note call option and warrant transactions are designed to increase the effective conversion price per share of ATK's common stock from $96.51 to $116.75 and, therefore, mitigate the potential dilution upon conversion of the 2.75% Convertible Notes due 2011 at the time of conversion. The convertible note call option and warrant transactions have been recorded at cost within stockholders' equity in the consolidated financial statements in accordance with current authoritative guidance. See further discussion under the heading "Long-term Debt and Credit Facilities" above.

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

        On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. The lawsuit was initially filed under seal. ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007. Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007. On May 29, 2008, ATK filed its answer to the complaint. On March 16, 2010, the trial court issued a scheduling order setting a preliminary trial date of July 11, 2011. Discovery is underway in the case.

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

        The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 2.75% and 1.75% as of March 31, 2010 and 2009, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2010		March 31, 2009
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,908)	$35,622	$(62,080)	$37,104
Unamortized discount	8,724	(4,280)	5,798	(2,900)

Present value amounts (payable) receivable	$(52,184)	$31,342	$(56,282)	$34,204

        As of March 31, 2010, the estimated discounted range of reasonably possible costs of environmental remediation was $52,184 to $79,981.

        ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the "Hercules Facilities"). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If ATK were unable to recover those environmental remediation costs under these contracts, ATK believes these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

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

        ATK cannot ensure that the U.S. Government, Hercules, Alcoa, or other third parties will reimburse it for any particular environmental costs or reimburse ATK in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. ATK's failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, or other third parties could have a material adverse effect on its operating results, financial condition, or cash flows. While ATK has environmental management programs in place to mitigate these risks, and environmental laws and regulations have not had a material adverse effect on ATK's operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.

        At March 31, 2010, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2011	$459
Fiscal 2012	2,337
Fiscal 2013	333
Fiscal 2014	2,529
Fiscal 2015	2,024
Thereafter	17,604

Total	$25,286

        There were no material insurance recoveries related to environmental remediation during fiscal 2010, 2009, or 2008.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        ATK is exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, ATK occasionally enters into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. ATK uses derivatives to hedge certain interest rate, foreign currency exchange rate, and commodity price risks, but does not use derivative financial instruments for trading or other speculative purposes, and ATK is not a party to leveraged financial instruments. Additional information regarding the financial instruments is contained in Notes 1 and 3 to the consolidated financial statements. ATK's objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower the overall borrowing costs.

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

        Currently, ATK's primary interest rate exposures relate to variable rate debt. The potential loss in fair values is based on an assumed immediate change in the net present values of interest rate-sensitive exposures resulting from a 100 basis point change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to the change in rates. Based on ATK's analysis, a 100 basis point change in interest rates would not have a material impact on the fair values or ATK's results of operations or cash flows.

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

        Significant increases in commodities can negatively impact operating results with respect to ATK's firm fixed-price contract to supply the DoD's small-caliber ammunition needs, Depending on market conditions, ATK has occasionally entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the new four-year contract by the terms within that contract, which is expected to continue into 2014; however, if metal prices exceed pre-determined levels, Armament Systems' operating results could be adversely impacted.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

        We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliant Techsystems Inc. and subsidiaries at March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1, 9, 10, and 11 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests for all periods presented, convertible debt instruments that may be settled in cash upon conversion for all periods presented, uncertain tax benefits in the year ended March 31, 2008, and for defined benefit pension and postretirement benefit plans in the year ended March 31, 2008.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 18, 2010, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
May 18, 2010

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
(Amounts in thousands except per share data)	2010	2009(1)	2008(1)
Sales	$4,807,666	$4,583,224	$4,171,725
Cost of sales	3,776,355	3,607,312	3,325,410

Gross profit	1,031,311	975,912	846,315
Operating expenses:
Research and development	75,896	81,529	68,333
Selling	168,986	161,805	131,068
General and administrative	236,084	239,621	216,386
Trade name and goodwill impairments	38,008	108,500	—

Income before interest, income taxes, and noncontrolling interest	512,337	384,457	430,528
Interest expense	(77,494)	(87,313)	(103,904)
Interest income	574	905	1,431

Income before income taxes and noncontrolling interest	435,417	298,049	328,055
Income tax provision	156,473	157,096	118,678

Net income	278,944	140,953	209,377
Less net income attributable to noncontrolling interest	230	187	376

Net income attributable to Alliant Techsystems Inc.	$278,714	$140,766	$209,001

Alliant Techsystems Inc. earnings per common share:
Basic	$8.48	$4.30	$6.35

Diluted	$8.33	$4.14	$5.94

Alliant Techsystems Inc. weighted-average number of common shares outstanding:
Basic	32,851	32,730	32,924

Diluted	33,462	34,013	35,208

(1)
Restated due to the adoption of new accounting standards as discussed in Note 1.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2010	2009(1)
ASSETS
Current assets:
Cash and cash equivalents	$393,893	$336,700
Net receivables	902,750	899,543
Net inventories	236,074	238,600
Income tax receivable	—	34,835
Deferred income tax assets	67,813	29,223
Other current assets	118,448	39,843

Total current assets	1,718,978	1,578,744
Net property, plant, and equipment	561,931	540,041
Goodwill	1,183,910	1,195,986
Deferred income tax assets	140,439	69,582
Deferred charges and other non-current assets	264,366	192,992

Total assets	$3,869,624	$3,577,345

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$13,750	$289,859
Accounts payable	273,718	294,971
Contract advances and allowances	106,819	86,080
Accrued compensation	172,630	168,059
Accrued income taxes	14,609	—
Other accrued liabilities	206,289	166,341

Total current liabilities	787,815	1,005,310
Long-term debt	1,379,804	1,097,744
Postretirement and postemployment benefits liabilities	142,541	121,689
Accrued pension liability	622,576	552,671
Other long-term liabilities	129,466	125,362

Total liabilities	3,062,202	2,902,776
Commitments and contingencies (Notes 10, 12 and 13)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—33,047,018 shares at March 31, 2010 and 32,783,496 shares at March 31, 2009	330	328
Additional paid-in-capital	578,046	574,675
Retained earnings	1,699,176	1,420,462
Accumulated other comprehensive loss	(821,086)	(651,652)
Common stock in treasury, at cost—8,508,431 shares held at March 31, 2010 and 8,771,565 shares held at March 31, 2009	(657,872)	(677,842)

Total Alliant Techsystems Inc. stockholders' equity	798,594	665,971
Noncontrolling interest	8,828	8,598

Total stockholders' equity	807,422	674,569

Total liabilities and stockholders' equity	$3,869,624	$3,577,345

(1)
Restated due to the adoption of new accounting standards as discussed in Note 1.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2010	2009(1)	2008(1)
Operating Activities
Net income	$278,944	$140,953	$209,377
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	93,739	80,137	71,511
Amortization of intangible assets	6,091	5,616	5,975
Amortization of debt discount	19,867	23,921	22,326
Amortization of deferred financing costs	2,839	2,857	3,851
Trade name and goodwill impairments	38,008	108,500	—
Other asset impairment	11,405	7,920	—
Write-off of debt issuance costs associated with convertible notes	—	—	5,600
Write-off of acquisition related costs	—	—	6,567
Deferred income taxes	(3,338)	108,353	(21,054)
Loss on disposal of property	5,756	1,110	2,505
Share-based plans expense	16,664	18,952	23,415
Excess tax benefits from share-based plans	(1,691)	(3,287)	(9,459)
Changes in assets and liabilities:
Net receivables	(81,279)	(94,239)	(27,508)
Net inventories	57	(15,610)	(33,608)
Accounts payable	(16,221)	64,345	49,066
Contract advances and allowances	20,739	4,456	720
Accrued compensation	800	15,312	(1,143)
Accrued income taxes	59,154	(70,019)	48,469
Pension and other postretirement benefits	(241,560)	23,306	33,865
Other assets and liabilities	(16,312)	2,404	(7,724)

Cash provided by operating activities	193,662	424,987	382,751
Investing Activities
Capital expenditures	(143,472)	(111,481)	(100,709)
Acquisition of business, net of cash acquired	5,002	(75,615)	(103,685)
Proceeds from the disposition of property, plant, and equipment	5,845	569	362

Cash used for investing activities	(132,625)	(186,527)	(204,032)
Financing Activities
Payments made on bank debt	(13,916)	—	—
Payments made to extinguish debt	—	(618)	—
Payments made for debt issue costs	—	(5)	(740)
Purchase of treasury shares	—	(31,609)	(100,068)
Proceeds from employee stock compensation plans	8,381	7,412	16,310
Excess tax benefits from share-based plans	1,691	3,287	9,459

Cash used for financing activities	(3,844)	(21,533)	(75,039)

Increase in cash and cash equivalents	57,193	216,927	103,680
Cash and cash equivalents at beginning of year	336,700	119,773	16,093

Cash and cash equivalents at end of year	$393,893	$336,700	$119,773

Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$4,917	$7,510	$13,005

Capital expenditures financed through operating leases	$—	$9,722	—

(1)
Restated due to the adoption of new accounting standards as discussed in Note 1.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par Value
					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in thousands except share data)	Shares	Amount
Balance, April 1, 2007(1)	33,075,268	$331	$586,687	$1,089,767	$(424,075)	$(608,578)	$8,035	$652,167
Comprehensive income:
Net income		—	—	209,001	—	—	376	209,377
Other comprehensive income (see Note 1):
Adjustments, net		—	—	—	(137)	—	—	(137)

Comprehensive income								209,240
Cumulative effect of adoption of new accounting pronouncements (see Notes 1, 10, & 11)	—	—	—	(19,072)	47,576	—	—	28,504
Exercise of stock options	319,630	3	(6,853)	—	—	23,160	—	16,310
Restricted stock grants	37,713	—	(2,647)	—	—	2,647	—	—
Share-based compensation	—	—	23,415	—	—	—	—	23,415
Treasury stock purchased	(942,200)	(9)	9	—	—	(100,068)	—	(100,068)
Performance shares issued net of treasury stock withheld	310,365	3	(36,575)	—	—	16,902	—	(19,670)
Tax benefit related to share based plans and other	—	—	9,228	—	—	—	—	9,228
Employee benefit plans and other	4,976	—	57	—	—	(428)	—	(371)

Balance, March 31, 2008(1)	32,795,800	328	573,321	1,279,696	(376,636)	(666,365)	8,411	818,755
Comprehensive loss:
Net income		—	—	140,766	—	—	187	140,953
Other comprehensive income (see Note 1):
Adjustments, net		—	—	—	(275,016)	—	—	(275,016)

Comprehensive loss								(134,063)
Exercise of stock options	133,262	1	(2,767)	—	—	10,179	—	7,413
Restricted stock grants	67,526	1	(5,205)	—	—	5,204	—	—
Share-based compensation	—	—	18,952	—	—	—	—	18,952
Treasury stock purchased	(299,956)	(3)	3	—	—	(31,609)	—	(31,609)
Performance shares issued net of treasury stock withheld	82,674	1	(13,175)	—	—	6,656	—	(6,518)
Tax benefit related to share based plans and other	—	—	3,192	—	—	—	—	3,192
Employee benefit plans and other	4,190	—	353	—	—	(1,906)	—	(1,553)

Balance, March 31, 2009(1)	32,783,496	328	574,675	1,420,462	(651,652)	(677,842)	8,598	674,569
Comprehensive loss:
Net income		—	—	278,714	—	—	230	278,944
Other comprehensive income (see Note 1):
Adjustments, net		—	—	—	(169,434)	—	—	(169,434)

Comprehensive income								109,510
Exercise of stock options	170,380	—	(4,791)	—	—	13,172	—	8,381
Restricted stock grants	24,743	—	(2,437)	—	—	2,437	—	—
Share-based compensation	—	—	16,664	—	—	—	—	16,664
Performance shares issued net of treasury stock withheld	75,100	—	(8,759)	—	—	5,422	—	(3,337)
Tax benefit related to share based plans and other	—	—	2,346	—	—	—	—	2,346
Employee benefit plans and other	(6,701)	2	348	—	—	(1,061)	—	(711)

Balance, March 31, 2010	33,047,018	$330	$578,046	$1,699,176	$(821,086)	$(657,872)	$8,828	$807,422

(1)
Restated due to the adoption of new accounting standards as discussed in Note 1.

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

        Certain amounts presented for prior periods have been restated to conform to the current year presentation. As discussed further below, effective April 1, 2009, ATK adopted new accounting pronouncements as required. The accounting pronouncements adopted related to convertible debt instruments and noncontrolling interests in subsidiaries required retrospective application. See New Accounting Pronouncements below for the impact to the Company's financial position and results of operations.

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

        Fiscal 2010 sales by customer were as follows:

Percent of Sales
Sales to:
U.S. Army	28%
NASA	18%
U.S. Navy	11%
U.S. Air Force	7%
Other U.S. Government customers	5%

Total U.S. Government customers	69%
Commercial and foreign customers	31%

Total	100%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

        Long-Term Contracts—Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer acceptance (units-of-delivery). The majority of ATK's total revenue is accounted for using the cost-to-cost method of accounting.

        Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales.

        Contracts may contain provisions to earn incentive and award fees if specified targets are achieved as well as penalty provisions related to performance. Incentive and award fees and penalties that can be reasonably estimated and are probable are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.

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

        Operating Expenses.    Selling and general and administrative costs are expensed in the year incurred. Research and development costs include costs incurred for experimentation, design testing, and bid and proposal efforts related to products and services and are expensed as incurred unless the costs are related to certain contractual arrangements. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with ATK's contract accounting policy.

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

        Cash Equivalents.    Cash equivalents are all highly liquid cash investments purchased with original maturities of three months or less.

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

        Inventories consist of the following:

	March 31
	2010	2009
Raw materials	$69,002	$60,545
Work in process	91,338	85,005
Finished goods	75,734	93,050

Net inventories	$236,074	$238,600

        Progress payments received from customers relating to the uncompleted portions of contracts are offset against unbilled receivable balances or applicable inventories. Any remaining progress payment balances are classified as contract advances.

Accounting for Goodwill and Identifiable Intangible Assets

        Goodwill—ATK tests goodwill for impairment on the first day of its fourth fiscal quarter, which was January 4, 2010 for our fiscal 2010 analysis, or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. The Company determined that the reporting units for its goodwill impairment review are its operating segments, or components of an

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, the Company has identified 11 reporting units within its reportable segments as of January 4, 2010.

        The impairment test is performed using a two-step process. In the first step, ATK determines the estimated fair value of each reporting unit and compares it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its fair value, an indication of goodwill impairment exists and the second step must be performed in order to determine the amount of the goodwill impairment. In the second step, ATK must determine the implied fair value of the reporting unit's goodwill which is determined by allocating the estimated fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

        The estimated fair value of each reporting unit is determined using a discounted cash flow approach. Projecting discounted future cash flows requires ATK to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of its market capitalization in comparison to the estimated fair values of its reporting units, and other factors which are beyond ATK's control.

        In developing its discounted cash flow analysis, ATK's assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on its three-year plan, as approved by the Board of Directors, and assumes a terminal growth rate thereafter. These cash flows are then discounted using ATK's composite discount rate. ATK ensures that the consolidated cash flows reconcile to the market capitalization at the test date using an assumed control premium. ATK then computes the break-even discount rate for each reporting unit and compares that to ATK's composite rate to determine if further analysis is needed for a particular reporting unit.

        ATK completed step one of its annual goodwill impairment evaluation during the fourth quarter of fiscal 2010. The results showed each reporting unit's fair value exceeded its carrying value and, accordingly, step two of the impairment analysis was not required. In the fourth quarter of fiscal 2009, ATK performed step one and was required to perform step two for its Spacecraft Systems reporting unit and recorded a non-cash goodwill impairment charge of $108,500. See Note 7 for further details.

        Identifiable Intangible Assets—ATK's primary identifiable intangible assets include trademarks and trade names, non-compete agreements, patented technology, and customer relationships. Identifiable intangible assets with finite lives are amortized and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangibles with indefinite lives are not amortized and are tested for impairment annually on the first day of ATK's fourth fiscal quarter which was January 4, 2010 for our fiscal 2010 analysis, or more frequently if events warrant.

        ATK's identifiable intangibles with indefinite lives consist of trademarks and trade names. The impairment test consists of a comparison of the fair value of the specific intangible asset with its carrying value. The fair value of these assets is measured using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

royalties for the benefits received from them. This method requires ATK to estimate the future revenue for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. ATK bases its fair values and estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain.

        During the fourth quarter of 2010, ATK made a strategic decision to discontinue the use of the Thiokol and MRC trade names which were recorded as part of business acquisitions in April 2001 and March 2004, respectively. This decision represented a change in circumstance that would indicate that the assets' carrying values may not be recoverable and, as a result, ATK evaluated the assets for impairment. Based on this assessment, ATK recorded impairment charges of $24,586 and $13,422, within Space Systems and Mission Systems, respectively. See Note 7 for further details.

        Stock-Based Compensation.    ATK's stock-based employee compensation plans, which are described more fully in Note 14, provide for the grant of various types of stock-based incentive awards, including performance awards, total stockholder return performance awards (TSR awards), restricted stock, and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on ATK's overall strategy regarding compensation, including consideration of the impact of expensing stock awards on ATK's results of operations.

        Performance awards are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards and the calculated fair value is recognized into income over the vesting period. Restricted stock issued vests over periods ranging from one to five years and is valued based on the market value of ATK stock on the grant date. The estimated grant date fair value of stock options is recognized into income on a straight-line basis over the requisite service period, generally one to three years. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. See Note 14 for further details.

        Income Taxes.    Provisions for federal, state, and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. ATK periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that ATK's tax position will be sustained, the Company records the entire resulting tax liability and when it is more likely than not of being sustained, the Company records its best estimate of the resulting tax liability. Any applicable interest and penalties related to those positions are also recorded in the consolidated financial statements. To the extent ATK's assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. It is ATK's policy to record any interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes. Deferred tax assets related to carryforwards are reduced by a valuation allowance when it is not more likely than not that the amount will be realized before expiration of the carryforward period. As part of this analysis ATK takes into the account the amount and character of the income to determine if the carryforwards will be realized. Significant

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

estimates are required for this analysis. Changes in the amounts of valuation allowance are recorded in the tax provision in the period when the change occurs.

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

        Commodity and Foreign Currency Forward Contracts.    ATK entered into forward contracts for copper and zinc during fiscal 2010 and for lead during fiscal 2009. The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases. The fair value of these contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated OCI in the financial statements. The gains or losses on these contracts are recorded in inventory as the commodities are purchased.

        ATK entered into foreign currency forward contracts during fiscal 2010. These contracts are used to hedge forecasted inventory purchases and subsequent payments denominated in Euros and are designated and qualify as effective cash flow hedges. Ineffectiveness with respect to forecasted inventory purchases is calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable is evaluated based on the change in fair value of its anticipated settlement. The fair value of these contracts is recorded within other accrued liabilities and the effective portion is reflected in accumulated OCI in the financial statements. The gains or losses on these contracts are recorded in earnings when the related inventory is sold.

        The following table summarizes the pre-tax activity in OCI related to these forward contracts:

	Years Ended March 31
	2010	2009	2008
Beginning of period unrealized gain in accumulated OCI	$—	$—	$—
Increase (decrease) in fair value of derivatives	79,431	(1,837)	—
(Gains) losses reclassified from OCI, (offsetting) increasing the price paid to suppliers	(13,849)	1,837	—

End of period unrealized gain in accumulated OCI	$65,582	$—	$—

        There was no ineffectiveness recognized in earnings for these contracts during fiscal 2010, 2009, or 2008. ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

        Earnings Per Share Data.    Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards (see Note 14) and contingently issuable shares related to ATK's Convertible Senior Subordinated Notes (see Note 9) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on earnings per share. In computing EPS for fiscal 2010, 2009, and 2008, earnings, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2010	2009	2008
Basic EPS shares outstanding	32,851	32,730	32,924
Dilutive effect of stock-based awards	477	486	552
Dilutive effect of contingently issuable shares	134	797	1,732

Diluted EPS shares outstanding	33,462	34,013	35,208

Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	5	—	34

        Contingently issuable shares related to ATK's $200,000 aggregate principal amount of 3.00% Convertible Notes due 2024 (the 3.00% Convertible Notes due 2024) and the $280,000 aggregate principal amount of 2.75% Convertible Notes due 2024 (the 2.75% Convertible Notes due 2024), as discussed in Note 9, are included in diluted EPS in fiscal 2010, 2009, and 2008.

        Contingently issuable shares related to ATK's $300,000 aggregate principal amount of 2.75% Convertible Notes due 2011 (the 2.75% Convertible Notes due 2011), as discussed in Note 9, are included in diluted EPS in fiscal 2008 but are not included in diluted EPS in fiscal 2010 or 2009 because ATK's average stock price was below the conversion price of $96.51during those years.

        The Warrants, as discussed in Note 9, are not included in diluted EPS as ATK's average stock price during fiscal 2010, 2009, and 2008 did not exceed $116.75. The Call Options, also discussed in Note 9, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

        Comprehensive Income.    The components of comprehensive income for fiscal 2010, 2009, and 2008 are as follows:

	Years Ended March 31
	2010	2009	2008
Income before noncontrolling interest	$278,944	$140,953	$209,377
Other comprehensive (loss) income (OCI):
Change in fair value of derivatives, net of income taxes of $(25,386), (365), and $(336), respectively	39,706	550	600
Pension and other postretirement benefit liabilities, net of income taxes of $131,654, $177,118, and $641, respectively	(211,513)	(274,601)	(508)
Change in fair value of available-for-sale securities, net of income taxes of $(1,517), $643, and $183, respectively	2,373	(965)	(229)

Total OCI	(169,434)	(275,016)	(137)
Comprehensive income (loss)	109,510	(134,063)	209,240
Comprehensive income attributable to noncontrolling interest	230	187	376

Comprehensive income (loss) attributable to Alliant Techsystems Inc.	$109,280	$(134,250)	$208,864

        The components of accumulated OCI, net of income taxes, are as follows:

	March 31
	2010	2009
Derivatives	$39,706	$—
Pension and other postretirement benefit liabilities	(862,356)	(650,843)
Available-for-sale securities	1,564	(809)

Total accumulated other comprehensive loss	$(821,086)	$(651,652)

        Fair Value of Nonfinancial Instruments.    The carrying amount of receivables, inventory, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. See Note 2 for additional disclosure regarding fair value of financial instruments.

        New Accounting Pronouncements.    In May 2008, the Financial Accounting Standards Board (FASB) issued a new accounting standard which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of this new standard apply to ATK's 3.00% Convertible Notes due 2024, the 2.75% Convertible Notes due 2024, and the 2.75% Convertible Notes due 2011, discussed in Note 9. ATK retrospectively adopted the standard on April 1, 2009, as required. Therefore, previously reported balances (prior to April 1, 2009), have been restated to effectively record a debt discount equal to the fair value of the equity component, a deferred tax liability for the tax effect of the recorded debt discount, and an increase to additional paid-in capital for the after-tax fair value of the equity component as of the date of issuance of the underlying notes. Previously reported balances have also been adjusted to provide for the amortization of the debt discount through

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

interest expense and the associated decrease in the deferred tax liability recorded through income tax expense.

        The unamortized discount will be amortized through interest expense into earnings over the remaining expected term of the convertible notes. For further discussion of the unamortized discount associated with the convertible notes, see Note 9. The following table is a summary of the effect of applying these provisions in ATK's prior and current period consolidated statements of income:

	Fiscal year ended March 31,
	2010	2009	2008
Increase in interest expense	$(19,867)	$(23,921)	$(22,326)
Tax benefit	7,748	9,568	8,980

Decrease in net income	(12,119)	(14,353)	(13,346)
Decrease in diluted earnings per share	$(0.36)	$(0.42)	$(0.38)

        The adoption of the new standard had the following effect on ATK's consolidated balance sheet as of the historical periods presented:

	March 31, 2009	March 31, 2008
Increase (Decrease) in:
Current deferred income tax assets	$(1,528)	$—
Long-term deferred income tax assets	(14,290)	—
Current portion of long-term debt	(3,820)	—
Long-term debt	(62,959)	(90,699)
Deferred income tax liabilities	—	21,464
Additional paid-in-capital	101,541	105,464
Retained earnings	(50,581)	(36,228)

        As of April 1, 2008, the cumulative effect of the change in accounting principle on retained earnings and additional paid-in-capital was approximately $(36,000) and $105,000, respectively. The adoption had no impact on ATK's cash provided by (used for) operating, investing, or financing activities on the condensed consolidated statements of cash flows for the periods presented.

        In December 2007, the FASB issued a new standard which amends previous existing guidance to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ATK adopted the new standard on April 1, 2009 and retrospectively reclassified the "Minority interest in joint venture" balance previously included in the "Other long-term liabilities" line of the consolidated balance sheet to a new component of equity with respect to ATK's noncontrolling interest in a joint venture for all periods presented. The adoption also impacted certain captions previously used on the consolidated income statement. The adoption did not have a material impact on ATK's consolidated financial position or results of operations.

        In September 2006, the FASB issued a new standard which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In January

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

2008, the FASB deferred the effective date of the standard for certain nonfinancial assets and liabilities to the fiscal year beginning after November 15, 2008 (ATK's fiscal 2010). On April 1, 2009 ATK adopted the previously deferred provisions relating to nonfinancial assets and liabilities recorded at fair value, as required. The adoption did not have a material impact on its financial statements. See Note 2 for additional disclosures.

        In December 2007, the FASB issued a new standard relating to business combinations. The statement retains the fundamental requirements in the previous guidance that the acquisition method of accounting (also referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The prospective adoption of the new guidance on April 1, 2009 did not have an impact on ATK's consolidated financial statements as there were no acquisitions during fiscal 2010. The adoption is, however, expected to have a significant effect on how future acquisition transactions are reflected in the financial statements. The acquisition of Eagle Industries on March 31, 2009, as discussed further in Note 4, was accounted for under the old methodology, as it was acquired prior to the adoption of the new standard on April 1, 2009.

        In June 2008, the FASB ratified the consensus reached on its guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. The adoption of the new guidance on April 1, 2009 did not change the conclusion that the net cost of ATK's warrants and options are classified within equity (as discussed in Note 9) in accordance with existing guidance, therefore, the adoption did not have a material impact on the financial statements.

        In December 2008, the FASB issued a standard which amends the plan asset disclosures required under historical guidance to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. Guidance provided by this FSP relates to disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. ATK's adoption of the new standard in fiscal 2010 required additional disclosure regarding plan assets of ATK's defined benefit pension and other postretirement plans in ATK's Form 10-K filed for the year ending March 31, 2010. See Note 10 for additional disclosures.

        In June 2009, the FASB issued a new standard that establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification") has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. ATK began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, there was no material impact on ATK's consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

2. Fair Value of Financial Instruments

        As discussed in Note 1, ATK adopted all provisions of the new standard on fair value. The standard clarifies the definition of fair value, prescribes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

        The valuation techniques required by the standard are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

        Investments in marketable securities—ATK's investments in marketable securities represent investments held in a common collective trust ("CCT") that primarily invests in fixed income securities which are used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager.

        Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing and foreign currency risk, ATK periodically utilizes commodity and foreign currency derivatives, which are considered Level 2 instruments. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

2. Fair Value of Financial Instruments (Continued)

        The following table sets forth by level within the fair value hierarchy ATK's financial assets and liabilities that are measured at fair value on a recurring basis:

	As of March 31, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities(1)	$—	$21,925	$—
Derivatives(2)	—	66,354	—
Liabilities
Derivatives(3)	$—	$772	$—

	As of March 31, 2009
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities(1)	$—	$10,420	$—
Liabilities
Derivatives	$—	$—	$—

(1)
Represents securities held in connection with a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees (as discussed further in Note 10), which are included within other current assets and deferred charges and other non-current assets on the consolidated balance sheet.

(2)
Balance represents the fair value of outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc.

(3)
Balance represents the fair value of outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency.

        The following table presents ATK's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of March 31, 2010		As of March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,132,304	$1,243,095	$1,112,603	$1,154,304
Variable rate debt	261,250	252,106	275,000	254,375

        In addition to the assets and liabilities noted in the table above, ATK also had intangible and other long-lived assets that were written down to their fair value of $0, resulting in impairment charges of $38,008 and $11,405, respectively, during fiscal 2010. These are considered Level 3 assets. For further discussion see Note 7.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

3. Derivative Financial Instruments

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

        ATK entered into forward contracts for copper and zinc during fiscal 2010 and for lead during fiscal 2009. The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases. The fair value of these contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated OCI in the financial statements. The gains or losses on these contracts are recorded in inventory as the commodities are purchased. As of March 31, 2010, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	49,475,000
Zinc	18,820,000

        ATK entered into foreign currency forward contracts during fiscal 2010. These contracts are used to hedge forecasted inventory purchases and subsequent payments denominated in Euros and are designated and qualify as effective cash flow hedges. Ineffectiveness with respect to forecasted inventory purchases is calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable is evaluated based on the change in fair value of its anticipated settlement. The fair value of these contracts is recorded within other accrued liabilities and the effective portion is reflected in accumulated OCI in the financial statements. The gains or losses on these contracts are recorded in earnings when the related inventory is sold. As of March 31, 2010, ATK had the following outstanding foreign currency forward contracts in place:

Number of Euros
Euros	6,067,683

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

3. Derivative Financial Instruments (Continued)

        The table below presents the fair value and location of ATK's derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of March 31, 2010. At March 31, 2009, ATK had no outstanding contracts.

		Asset Derivatives Fair value as of		Liability Derivatives Fair value as of
	Location	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Commodity forward contracts	Other current assets	$38,610	$—	$—	$—
Commodity forward contracts	Deferred charges and other non-current assets	27,744	—	—	—
Foreign currency forward contracts	Other accrued liabilities	—	—	772	—

Total		$66,354	$—	$772	$—

        Due to the nature of ATK's business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by ATK.

        The derivative gains and losses in the consolidated income statements fiscal 2010 related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Commodity forward contracts	$66,354	Cost of Sales	$13,849	Cost of Sales	$—
Foreign currency forward contract	(772)	Cost of Sales	—	Cost of Sales	—

        All derivatives used by ATK during fiscal 2010 and the fiscal year 2009 were designated as hedging instruments.

        There was no ineffectiveness recognized in earnings for these contracts during the fiscal 2010, 2009, or 2008. ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

4. Acquisitions

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

4. Acquisitions (Continued)

The company manufactures more than 5,000 products which include tactical assault vests, load-bearing equipment, weapon transporting gear, holsters, personal gear carriers, and other high quality accessories. ATK believes that the acquisition provides an opportunity to expand its position in the domestic and international tactical accessories markets serving military and law enforcement customers. Headquartered in Fenton, Missouri, Eagle employs approximately 1,280 employees and is included in Armament Systems. The purchase price allocation was completed in the fourth quarter of fiscal 2010. Most of the goodwill generated in this acquisition will be deductible for tax purposes.

        ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Eagle are included in ATK's consolidated financial statements at the date of acquisition. The purchase price for the acquisition has been allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2010, 2009 and 2008 as if the acquisition had occurred at the beginning of fiscal 2008 is not being presented because the acquisition is not material to ATK for that purpose.

        On June 8, 2007, ATK acquired Swales Aerospace (Swales), a provider of satellite components and subsystems, small spacecraft and engineering services for NASA, U.S. Department of Defense and commercial satellite customers for $101,195, net of cash acquired. ATK believes that the acquisition strengthened ATK's satellite components, subsystems and small spacecraft portfolios and further increased ATK's position as a supplier to the U.S. Government and industry. ATK also believes the acquisition enhanced ATK's systems engineering as ATK pursues strategic initiatives in space exploration programs. Headquartered in Beltsville, Maryland, Swales employs approximately 625 employees and is included in Space Systems. The purchase price allocation for Swales was completed during fiscal 2008. A portion of the goodwill generated in this acquisition will be deductible for tax purposes. Pro forma information on results of operations for fiscal 2008 as if the acquisition had occurred at the beginning of fiscal 2008 are not being presented because the acquisition is not material to ATK for that purpose.

        During fiscal 2003, ATK acquired the assets of Science and Applied Technology, Inc. (included in Mission Systems). The sellers of this acquired business had the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones were attained with respect to one of the contracts acquired. The pre-specified milestones were met in September 2008 and the additional contingent consideration earned pursuant to the purchase agreement resulted in an increase to goodwill.

        ATK made no acquisitions during fiscal 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

5. Receivables

        Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	March 31
	2010	2009
Billed receivables
U.S. Government contracts	$166,668	$203,534
Commercial and other	164,261	145,905
Unbilled receivables
U.S. Government contracts	520,069	485,511
Commercial and other	61,600	76,042
Less allowance for doubtful accounts	(9,848)	(11,449)

Net receivables	$902,750	$899,543

        Receivable balances are shown net of customer progress payments received of $371,718 as of March 31, 2010 and $320,826 as of March 31, 2009. At March 31, 2010 ATK also has $78,025 of long-term commercial unbilled receivables recorded in deferred charges and other non-current assets.

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

        The following is a reconciliation of the changes in ATK's allowance for doubtful accounts during fiscal 2009 and 2010:

Balance at April 1, 2008	$8,609
Expense	13,347
Write-offs	(10,341)
Reversals and other adjustments	(166)

Balance at March 31, 2009	11,449
Expense	5,573
Write-offs	(853)
Reversals and other adjustments	(6,321)

Balance at March 31, 2010	$9,848

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

23 years and buildings and improvements are depreciated over one to 45 years. Depreciation expense was $93,739 in fiscal 2010, $80,137 in fiscal 2009, and $71,511 in fiscal 2008.

        ATK reviews property, plant, and equipment for impairment when indicators of potential impairment are present. When such impairment is identified, it is recorded as a loss in that period. ATK recorded impairment charges of approximately $11,400 and $7,900 during fiscal 2010 and 2009, respectively, within Armament Systems related to the Company's TNT production facility and ATK's decision to procure all future TNT requirements from an off-shore vendor.

        Maintenance and repairs are charged to expense as incurred. Major improvements that extend useful lives are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

        Property, plant, and equipment consists of the following:

	March 31
	2010	2009
Land	$32,229	$33,837
Buildings and improvements	348,205	334,837
Machinery and equipment	867,396	826,640
Property not yet in service	84,915	48,703

Gross property, plant, and equipment	1,332,745	1,244,017
Less accumulated depreciation	(770,814)	(703,976)

Net property, plant, and equipment	$561,931	$540,041

7. Goodwill and Deferred Charges and Other Non-Current Assets

        The changes in the carrying amount of goodwill by segment were as follows:

	Armament Systems	Mission Systems	Space Systems	Total
Balance at April 1, 2008	$171,337	$354,976	$709,883	$1,236,196
Goodwill Impairment	—	—	(108,500)	(108,500)
Acquisitions	60,790	—	—	60,790
Adjustment	—	7,500	—	7,500

Balance at March 31, 2009	232,127	362,476	601,383	1,195,986
Adjustments	(12,076)	—	—	(12,076)

Balance at March 31, 2010	$220,051	$362,476	$601,383	$1,183,910

        Beginning with the period ended March 31, 2009, the goodwill recorded within Space Systems above is presented net of $108,500 of accumulated impairment losses.

        As discussed above, during the Company's fiscal 2009 annual test of goodwill impairment, ATK determined that goodwill related to Spacecraft Systems was impaired by $108,500 and the non-cash goodwill impairment charge was recognized in the fourth quarter of fiscal 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

        The fiscal 2009 acquisitions in Armament Systems primarily related to Eagle, as previously discussed.

        The fiscal 2009 adjustment within Mission Systems relates to the fiscal 2003 acquisition of assets of Science and Applied Technology, Inc. The sellers of this acquired business were given the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones were attained with respect to one of the contracts acquired. The pre-specified milestones were met in September 2008 and the additional contingent consideration earned pursuant to the purchase agreement resulted in an increase to goodwill.

        The fiscal 2010 adjustment within Armament Systems was the result of a preliminary purchase price adjustment of $5,002 received in September 2009, as discussed above, which reduced the purchase price of Eagle, as well as the finalization of the fair value determination of certain assets and liabilities.

        Deferred charges and other non-current assets consist of the following:

	March 31
	2010	2009
Gross debt issuance costs	$18,060	$18,060
Less accumulated amortization	(10,011)	(7,172)

Net debt issuance costs	8,049	10,888
Other intangible assets	64,779	106,328
Long term receivables	78,025	—
Environmental remediation receivable	26,161	28,544
Commodity forward contracts	27,744	—
Other non-current assets	59,608	47,232

Total deferred charges and other non-current assets	$264,366	$192,992

        The long term receivables represent unbilled receivables on new long term commercial aerospace contracts that ATK does not expect to collect within the next fiscal year.

        Included in deferred charges and other non-current assets as of March 31, 2010 and 2009 are other intangible assets of $38,998 and $74,504, respectively, which consist primarily of trademarks, and brand names that are not being amortized as their estimated useful lives are considered indefinite. The fiscal 2009 balance also included non-amortizing patented technology which is discussed further below.

        During the fourth quarter of 2010, ATK made a strategic decision to discontinue the use of the Thiokol and MRC trade names which were recorded as part of business acquisitions in April 2001 and March 2004, respectively. The Thiokol trade name was not being amortized as its estimated useful life was considered indefinite. ATK had begun amortizing the MRC trade name during fiscal 2009 over an estimated useful life of 10 years. The decision to discontinue using these names was based on the belief that the ATK brand name better reflects the Company's overall capabilities as ATK continues to pursue business and react to changes in the markets in which these trade names have historically been used. The Company will no longer use the Thiokol or MRC trade names. This decision represented a change in circumstance that would indicate that the assets' carrying values may not be recoverable and, as a result, ATK evaluated the assets for impairment. The Company measured the fair value of the assets using reduced expected future contributions and the appropriate royalty rate. Based on this assessment,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

ATK recorded non-cash impairment charges of $24,586 and $13,422, within Space Systems and Mission Systems, respectively, related to the Thiokol and MRC trade names. These charges were included in operating expenses in the Consolidated Income Statements. There were no impairment charges taken related to identifiable intangible assets in fiscal 2009 or 2008.

        On March 31, 2010, ATK determined that $10,700 of patented technology now has a finite useful life that had previously been determined to have an indefinite life. Beginning April 1, 2010, ATK will begin amortizing this asset over an estimated useful life of 10 years. Other intangible assets also include amortizing intangible assets, as follows:

	March 31, 2010			March 31, 2009
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$23,404	$(23,404)	$—	$22,644	$(21,662)	$982
Trade name	860	(123)	737	16,777	(1,678)	15,099
Patented technology	10,700	—	10,700	—	—	—
Customer relationships and other	28,557	(14,213)	14,344	27,407	(11,664)	15,743

Total	$63,521	$(37,740)	$25,781	$66,828	$(35,004)	$31,824

        These assets are being amortized using a straight-line method over a weighted average remaining period of approximately 7.6 years. Amortization expense related to these assets was $6,091 in fiscal 2010, $5,616 in fiscal 2009, and $5,975 in fiscal 2008. ATK expects amortization expense related to these assets to be as follows:

Fiscal 2011	$3,581
Fiscal 2012	3,581
Fiscal 2013	3,581
Fiscal 2014	3,581
Fiscal 2015	3,581
Thereafter	7,876

Total	$25,781

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

8. Other Accrued Liabilities

        The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2010	2009
Employee benefits and insurance, including pension and other postretirement benefits	$70,594	$57,455
Government grant	24,768	—
Warranty	14,010	12,184
Interest	3,957	2,022
Environmental remediation	5,641	8,363
Rebate	5,433	5,344
Deferred lease obligation	17,837	13,150
Other	64,049	67,823

Total other accrued liabilities—current	$206,289	$166,341

Environmental remediation	$46,543	$47,919
Management nonqualified deferred compensation plan	19,871	20,362
Non-current portion of accrued income tax liability	32,380	25,570
Deferred lease obligation	13,754	11,853
Other	16,918	19,658

Total other long-term liabilities	$129,466	$125,362

        The government grant represents amounts received from the government that may need to be repaid if certain investment and employment levels are not met.

        ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in ATK's product warranty liability during fiscal 2009 and 2010:

Balance at April 1, 2008	$9,657
Payments made	(286)
Warranties issued	5,049
Changes related to preexisting warranties	(2,236)

Balance at March 31, 2009	12,184
Payments made	(907)
Warranties issued	3,245
Changes related to preexisting warranties	(512)

Balance at March 31, 2010	$14,010

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt

        Long-term debt, including the current portion, consisted of the following:

	March 31, 2010	March 31, 2009
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$261,250	$275,000
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	279,763	279,929
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453

Principal amount of long-term debt	1,440,466	1,454,382
Less: Unamortized discounts	46,912	66,779

Carrying amount of long-term debt	1,393,554	1,387,603
Less: current portion	13,750	289,859

Carrying amount of long-term debt, excluding current portion	$1,379,804	$1,097,744

Senior Credit Facility

        In March 2007, ATK entered into an amended and restated Senior Credit Facility dated March 29, 2007 (the Senior Credit Facility), which is comprised of a Term A Loan of $275,000 and a $500,000 Revolving Credit Facility, both of which mature in 2012. The Term A Loan is subject to quarterly principal payments of $3,438 in the years ending March 31, 2010 and 2011; and $6,875 in the year ending March 31, 2012; with the remaining balance due on March 29, 2012. Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank's prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK's senior secured credit ratings. The weighted average interest rate for the Term A Loan was 1.18% at March 31, 2010. The annual commitment fee in effect on the unused portion of ATK's Revolving Credit Facility was 0.20% at March 31, 2010. As of March 31, 2010, ATK had no borrowings against its $500,000 revolving credit facility and had outstanding letters of credit of $176,822, which reduced amounts available on the revolving facility to $323,178. ATK had no short-term borrowings during fiscal 2010. ATK's weighted average interest rate on short-term borrowings was 4.98% during fiscal 2009.

Terminated Interest Rate Swap

        During March 2006, ATK terminated its remaining $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount was included in accumulated other comprehensive loss and was amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

2.75% Convertible Notes due 2011:

        In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) when, if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK's diluted shares outstanding during fiscal 2008 by 259,237 shares because ATK's average stock price exceeded the conversion price during the year. There was no impact on the diluted shares outstanding for fiscal 2010 or 2009 because ATK's average stock price during those years was below the conversion price. Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK's common stock.

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

6.75% Notes

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

3.00% Convertible Notes:

        In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative and the fair value of this feature was insignificant at March 31, 2010 and 2009. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $3,200 were written off. The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009. The stock price condition was not satisfied during ATK's fourth fiscal quarter of 2010; therefore the remaining principal amount of $199,453 as of March 31, 2010, is classified as long-term. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK's diluted shares outstanding for fiscal 2010, fiscal 2009, and fiscal 2008 by 50,653, 326,363, and 608,324 shares, respectively, because ATK's average stock price exceeded the conversion price during those years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

2.75% Convertible Notes due 2024

        In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. During each of the six-month periods beginning on February 15 and August 15 of each year, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative, and the fair value of this feature was insignificant at March 31, 2010 and 2009. ATK may now redeem some or all of these notes in cash at any time. Holders of these notes may require ATK to repurchase in cash some or all of these notes on February 15, 2014 or February 15, 2019. In fiscal 2010, $166 of these notes were repurchased, in cash for 100% of the principal amount plus accrued but unpaid interest, from holders who elected to surrender their notes. Holders may also convert these notes into shares of ATK's common stock at a conversion rate of 12.5843 shares per $1 principal amount of the notes (a conversion price of $79.46) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.30, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $2,400 were written off. The stock price condition was met in fiscal 2009 and $71 of these notes were converted in fiscal 2009. The stock price condition was not satisfied during ATK's fourth fiscal quarter of 2010; therefore the remaining principal amount of $279,763 as of March 31, 2010 was classified as long-term. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. These contingently issuable shares increased the number of ATK's diluted shares outstanding for fiscal 2010, fiscal 2009, and fiscal 2008 by 83,666, 470,669, and 864,282 shares, respectively, because ATK's average stock price exceeded the conversion price during those years.

        The following tables provide additional information about ATK's convertible notes:

	March 31, 2010
	2.75% due 2011	3.00% due 2024	2.75% due 2024	Total
Carrying amount of the equity component	$ 50,779	$ 56,849	$43,568	$151,196
Principal amount of the liability component	300,000	199,453	279,763	779,216
Unamortized discount of liability component	17,052	29,860	—	46,912
Net carrying amount of liability component	282,948	169,593	279,763	732,304
Remaining amortization period of discount	18 months	173 months	—
Effective interest rate on liability component	6.800%	7.000%	6.125%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

	March 31, 2009
	2.75% due 2011	3.00% due 2024	2.75% due 2024	Total
Carrying amount of the equity component	$50,779	$56,849	$43,568	$151,196
Principal amount of the liability component	300,000	199,453	279,929	779,382
Unamortized discount of liability component	27,507	35,452	$3,820	66,779
Net carrying amount of liability component	272,493	164,001	276,109

        Based on ATK's closing stock price of $81.30 on March 31, 2010, the if-converted value of these notes exceeds the aggregate principal amount of the notes by $10,343.

Rank and Guarantees

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

Scheduled Minimum Loan Payments

        The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2011	$13,750
Fiscal 2012	547,500
Fiscal 2013	—
Fiscal 2014	279,763
Fiscal 2015	199,453
Thereafter	400,000

Total	$1,440,466

        ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 63% as of March 31, 2010 and 70% as of March 31, 2009.

Covenants and Default Provisions

        ATK's Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

leverage ratio. Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2010, ATK was in compliance with the financial covenants.

Debt Service Requirements

        ATK's debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility and the maturity of the Company's 2.75% Convertible Notes due 2011 totaling approximately $561,000, as discussed further above. ATK's other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances. ATK's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Cash Paid for Interest

        Cash paid for interest totaled $52,840, in fiscal 2010, $60,019 in fiscal 2009, and $70,807 in fiscal 2008. Cash received for interest totaled $574 in fiscal 2010, $905 in fiscal 2009, and $1,431 in fiscal 2008.

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

Defined Benefit Plans

        ATK is required to reflect the funded status of the pension and other postretirement (PRB) plans on the consolidated balance sheet. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. ATK has recognized the aggregate of all overfunded plans in prepaid pension assets and the aggregate of all underfunded plans within the accrued pension liability and postretirement and postemployment benefits liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in other accrued liabilities.

        Previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in our consolidated balance sheet

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

and the difference between actual amounts and estimates based on actuarial assumptions has been recognized in other comprehensive income in the period in which they occur.

        At the beginning of fiscal 2008 ATK adopted the measurement provisions of new accounting guidance relating to defined benefit pension plans and remeasured its plan assets and benefit obligations. This changed ATK's measurement date from December 31 to March 31. Other than a change in the discount rate from 5.90% to 6.10%, the assumptions used to remeasure the plan assets and benefit obligation remain unchanged from fiscal 2007. The after-tax cumulative effect changes of this adoption included a decrease of $9,009 in retained earnings; a decrease of $47,576 in accumulated other comprehensive loss, an increase of $30,690 in total assets, and a decrease of $7,877 in total liabilities.

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

        ATK also sponsors a nonqualified supplemental executive retirement plan which provides certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax qualified pension plans. The benefit obligation of these plans is included in the pension information below.

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

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2010	2009	2010	2009
Obligations and Funded Status
Change in benefit obligation
Benefit obligation at beginning of year	$1,991,312	$2,118,239	$154,974	$183,395
Service cost	54,603	60,352	205	286
Interest cost	156,898	139,798	11,559	11,807
Actuarial loss (gain)	583,783	(197,127)	28,321	(23,921)
Benefits paid	(158,323)	(129,950)	(16,518)	(16,593)

Benefit obligation at end of year	$2,628,273	$1,991,312	$178,541	$154,974

Change in plan assets
Fair value of plan assets at beginning of year	$1,435,504	$2,055,259	$41,661	$54,140
Actual return on plan assets	403,763	(492,703)	13,790	(9,678)
Retiree contributions	—	—	7,278	7,968
Employer contributions	319,910	2,898	13,197	13,792
Benefits paid	(158,323)	(129,950)	(23,796)	(24,561)

Fair value of plan assets at end of year	$2,000,854	$1,435,504	$52,130	$41,661

Funded status	$(627,419)	$(555,808)	$(126,411)	$(113,313)

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2010	2009	2010	2009
Amounts Recognized in the Balance Sheet
Other accrued liabilities	$(4,843)	$(3,137)	$(5,607)	$(12,058)
Postretirement and postemployment benefits liabilities	—	—	(120,804)	(101,255)
Accrued pension liability	(622,576)	(552,671)	—	—

Net amount recognized	$(627,419)	$(555,808)	$(126,411)	$(113,313)

Accumulated other comprehensive loss (income) related to:
Unrecognized net actuarial losses	$1,415,529	$1,096,491	$52,379	$37,268
Unrecognized prior service benefit	(2,087)	(2,476)	(56,196)	(64,827)

Accumulated other comprehensive loss (income)	$1,413,442	$1,094,015	$(3,817)	$(27,559)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2011 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial losses	$85,448	$2,890
Amortization of prior service benefits	(389)	(8,430)

Total	$85,059	$(5,540)

        The accumulated benefit obligation for all defined benefit pension plans was $2,290,015 as of March 31, 2010 and $1,757,845 as of March 31, 2009.

	March 31
	2010	2009
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$2,628,273	$1,991,312
Accumulated benefit obligation	2,290,015	1,757,845
Fair value of plan assets	2,000,854	1,435,504

        The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended March 31			Years Ended March 31
	2010	2009	2008	2010	2009	2008
Service cost	$54,603	$60,352	$60,916	$205	$286	$490
Interest cost	156,898	139,798	129,953	11,559	11,807	12,159
Expected return on plan assets	(171,054)	(187,661)	(182,145)	(2,672)	(3,810)	(4,045)
Amortization of unrecognized net loss	25,750	27,872	42,047	2,092	2,657	3,736
Amortization of unrecognized prior service cost	(389)	(389)	(578)	(8,630)	(8,704)	(8,911)

Net periodic benefit cost before special termination benefits cost / curtailment	65,808	39,972	50,193	2,554	2,236	3,429
Special termination benefits cost / curtailment	6,287	—	—	—	—	(778)

Net periodic benefit cost	$72,095	$39,972	$50,193	$2,554	$2,236	$2,651

        During fiscal 2010 ATK recorded a settlement expense of $6,287 to recognize the impact of lump sum benefit payments made in the non-qualified supplemental executive retirement plan.

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

        On March 23, 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590). Included among the major provisions of the law is a change in the tax treatment of the Medicare Part D subsidy. The impact of this change was not significant to ATK.

Assumptions

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted-Average Assumptions Used to Determine Benefit Obligations as of March 31
Discount rate	5.90%	8.15%	6.80%	5.35%	7.90%	6.80%
Rate of compensation increase:
Union	3.84%	3.82%	3.75%
Salaried	4.05%	4.09%	3.95%

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended March 31
Discount rate	8.15%	6.80%	6.10%	7.90%	6.80%	6.10%
Expected long-term rate of return on plan assets	8.00%	9.00%	9.00%	6.00%	6.00%/	6.00%/
				8.00%	8.00%	8.00%
Rate of compensation increase:
Union	3.82%	3.75%	3.50%
Salaried	4.09%	3.95%	3.73%

        In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over 20-year periods, and ATK's own historical 5-year and 10-year compounded investment returns, which have been in excess of broad equity and bond benchmark indices. The expected long-term rate of return of 8.0% used in fiscal 2010 for the plans was based on an asset allocation range of 35-50% in equity investments, 25-40% in fixed income investments, 5-15% in real estate/real asset investments, 5-27% collectively in hedge fund and private equity investments, and 2-6% in cash investments. The actual return in any fiscal year will likely differ from ATK's assumption, but ATK estimates its return based on long-term projections and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.

        In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

	2011	2010
Assumed Health Care Cost Trend Rates used to Measure Expected Cost of Benefits
Weighted average health care cost trend rate	7.70%	6.90%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.10%	5.40%
Fiscal year that the rate reaches the ultimate trend rate	2019	2017

        Since fiscal 2006, health care cost trend rates have been set specifically for each benefit plan and design. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$531	$(471)
Effect on postretirement benefit obligation	9,932	(8,796)

Plan Assets

        Pension.    ATK's pension plan weighted-average asset allocations at March 31, 2010 and 2009, and the target allocations for fiscal 2011, by asset category are as follows:

	Target Range	Actual as of March 31
Asset Category	2011	2010	2009
Domestic equity	20 - 30%	25.0%	22.3%
International equity	10 - 20%	15.1%	20.5%
Fixed income	25 - 40%	32.2%	27.2%
Real assets	5 - 15%	6.1%	9.3%
Hedge funds/private equity	5 - 27%	14.4%	20.3%
Other investments/cash	2 - 6%	7.2%	0.4%

Total	100%	100%	100%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        ATK has a committee which, assisted by outside consultants, evaluates the objectives and investment policies concerning its long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension plan assets for ATK's qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments, real asset investments (real estate, timber, energy), hedge funds, private equity, and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.

        During fiscal 2010, ATK completed an asset/liability study to provide guidance in setting investment goals with an objective to balance risk. The study incorporated the Company's decision to reduce the expected return on plan assets from 9% to 8%. The results emphasized the importance of managing the volatility of pension assets relative to pension liabilities while still achieving a competitive investment return, achieving diversification between and within various asset classes, and managing other risks. In order to reduce the volatility between the value of pension assets and liabilities, ATK further increased the allocation to fixed income. While the overall equity target was slightly lowered, the international equity target allocation was significantly lowered and the international equity portfolio was restructured. Target allocations to real assets and private equity were reduced. However, private equity investments focused on capitalizing on capital market dislocations were made during the year. ATK regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Target allocation ranges are guidelines, not limitations, and occasionally due to market conditions and other factors actual asset allocation may vary above or below a target.

        The implementation of the investment strategy discussed above is executed through a variety of investment structures such as: direct share or bond ownership, common/collective trusts, or registered investment companies. Valuation methodologies differ for each of these structures. The valuation methodologies used for these investments structures are as follows:

        US Government Securities, Corporate Debt, Common and Preferred Stock, Other Investments, and Registered Investment Companies:    Investments are valued at the closing price reported on the active market on which the individual securities are traded.

        Common/Collective Trusts:    Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all of its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager.

        Partnership/Joint Venture Interests:    Given the inherent illiquidity of many partnership/joint venture investments, these investments are generally valued based on unobservable inputs that reflect the reporting entity's own assumptions about the assumptions that market participants would use pricing the asset. While the valuation methodologies may differ among each entity, methods for valuing these assets may include, but are not limited to, 1) discounted cash flow analysis, 2) net asset values, and 3) comparable trading data for similar investments.

        Funds in Insurance Company Accounts:    These investments are valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.

        The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while ATK believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

        Fair Value—The following table presents the pension plan investments using the fair value hierarchy discussed in Note 2 as of March 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$175,189	$—	$175,189
U.S. Government securities	95,372	17,077	—	112,449
Corporate debt	—	367,083	—	367,083
Common stock	362,855	—	—	362,855
Partnership/joint venture interest	—	—	436,480	436,480
Other investments	4,709	—	—	4,709
Common/collective trusts	—	451,311	2,827	454,138
Registered investment companies	42,574	—	—	42,574
Value of funds in insurance company accounts		43,927	1,450	45,377

Total	$505,510	$1,054,587	$440,757	$2,000,854

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        The following table presents a reconciliation of Level 3 assets held during the year ended March 31, 2010:

	Common/Collective Trusts	Insurance Contracts	Partnerships/ Joint Ventures
Balance at April 1, 2009	$635	$1,622	$309,852
Realized gains (losses)	655	(14)	395
Net unrealized gains (losses)	—	(48)	35,971
Net purchases, issuances, and settlements	1,537	(110)	90,262
Net transfers into (out of) Level 3	—	—	—

Balance at March 31, 2010	$2,827	$1,450	$436,480

        There was no direct ownership of ATK common stock included in plan assets as of March 31, 2010 or 2009.

        Other Postretirement Benefits.    ATK's other PRB obligations were 29% and 27% pre-funded as of March 31, 2010 and 2009, respectively.

        Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 34% and 33% of the assets were held in the 401(h) account as of March 31, 2010 and 2009, respectively. The remaining assets are in fixed income investments. ATK's investment objective for the other PRB plan assets is the preservation and safety of capital.

Contributions

        ATK made a qualified pension plan trust prepayment contribution of $150,000 in April 2009 (fiscal 2010) of which $45,000 was the legally required minimum contribution for fiscal 2010. ATK also made a qualified pension plan trust prepayment contribution of $150,000 in March 2010 for a total of $300,000 in fiscal 2010. ATK is not required to make additional contributions to its qualified pension plan in fiscal 2011 but expects to distribute approximately $4,843 directly to retirees under its supplemental executive retirement plans, and contribute approximately $13,739 to its other postretirement benefit plans in fiscal 2011.

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

	Pension Benefits	Other Postretirement Benefits
2011	$145.427	$16,404
2012	147,976	16,299
2013	152,289	15,918
2014	160,462	15,597
2015	167,891	15,192
2016 through 2020	987,179	69,833

Termination

        In the event ATK terminates any of the plans under conditions in which the plan's assets exceed that plan's obligations, U.S. Government regulations require that a fair allocation of any of the plan's assets based on plan contributions that were reimbursed under U.S. Government contracts will be returned to the U.S. Government.

Defined Contribution Plan

        ATK also sponsors a defined contribution plan. Participation in this plan is available to substantially all employees. The defined contribution plan is a 401(k) plan to which employees may contribute up to 50% of their pay (subject to limitations). Employee contributions are invested, at the employees' direction, among a variety of investment alternatives including an ATK common stock fund. Participants may transfer amounts into and out of the investment alternatives at any time. Effective January 1, 2004, the ATK matching contribution to this plan depends on a participant's years of service and certain other factors. Participants receive:

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

  •
  no matching contribution.

        ATK's contributions to the plan were $36,009 in fiscal 2010, $33,745 in fiscal 2009, and $26,411 in fiscal 2008.

        Approximately 1,618, or 9%, of ATK's employees are covered by collective bargaining agreements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Income Taxes

        ATK's income tax provision consists of:

	Years Ended March 31
	2010	2009	2008
Current:
Federal	$152,421	$51,240	$134,487
State	7,390	1,425	8,913
Deferred:
Federal	(7,662)	95,051	(25,965)
State	4,324	9,380	1,243

Income tax provision	$156,473	$157,096	$118,678

        The items responsible for the differences between the federal statutory rate and ATK's effective rate are as follows:

	Years Ended March 31
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	2.4%	4.5%	3.1%
Goodwill impairment	—%	12.7%	—%
Domestic manufacturing deduction	(1.8)%	(1.3)%	(1.9)%
Research and development credit	(0.6)%	(0.9)%	(0.5)%
Other	0.7%	0.8%	0.5%
Change in valuation allowance	0.2%	1.90%	—%

Income tax provision	35.9%	52.7%	36.2%

        Deferred Income Taxes—Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated financial statements of financial position as current or noncurrent assets or liabilities based upon the classification of the related assets and liabilities or, if there is no corresponding balance on the balance sheet, the expected period for reversal. As of March 31, 2010 and 2009 the components of deferred tax assets and liabilities were as follows:

	Years Ended March 31
	2010	2009
Deferred tax assets	$948,548	$798,958
Deferred tax liabilities	(732,813)	(692,545)
Valuation allowance	(7,483)	(7,608)

Net deferred tax assets	$208,252	$98,805

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Income Taxes (Continued)

        As of March 31, 2010 and 2009, the deferred tax assets and liabilities resulted from temporary differences related to the following:

	March 31
	2010	2009
Other comprehensive income provision	$514,162	$418,309
Postretirement benefit obligations	57,745	63,645
Accruals for employee benefits	49,906	53,729
Other accruals	23,524	20,783
Inventory	19,088	6,121
State carryforwards	9,836	11,641
Environmental accruals	7,789	8,948
Other	10,747	9,258
Pension	(298,150)	(274,534)
Property, plant, and equipment	(56,094)	(69,010)
Intangible assets	(57,735)	(68,103)
Debt-related	(56,083)	(51,306)
Long-term contract method of revenue recognition	(9,000)	(23,068)
Valuation allowance	(7,483)	(7,608)

Net deferred income tax asset	$208,252	$98,805

        ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The valuation allowance of $7,483 at March 31, 2010 relates to capital loss carryovers and certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance was decreased by $1,523 during fiscal 2010 primarily related to expiration of capital loss carryforwards, expiration of state credit carryforwards, and changes to prior year capital loss carryforwards. The amount was increased by $1,398 related to the recognition of current year capital losses and a change in the amount of state carryforward benefits expected to be utilized before expiration.

        The deferred tax assets include $4,037 related to state tax credit carryforwards and $5,799 for state net operating loss carryforwards. These carryforwards expire as follows: $1,155 through fiscal 2015, $1,194 in fiscal 2016 through fiscal 2020, $2,131 in fiscal 2021 through fiscal 2025, and $3,849 in fiscal 2026 through 2029. The remaining $1,401 as well as alternative minimum tax credits of $106 can be carried forward indefinitely. Additionally the deferred tax assets include $5,136 of capital loss carryforwards which expire through 2015.

        Income taxes paid, net of refunds, totaled $100,657 in fiscal 2010, $118,760 in fiscal 2009, and $91,261 in fiscal 2008.

        Unrecognized Tax Benefits—Unrecognized tax benefits consist of the carrying value of ATK's recorded uncertain tax positions as well as the potential tax benefits that could result from other tax positions that have not been recognized in the financial statements under current authoritative guidance. At March 31, 2010, and 2009, unrecognized tax benefits that have not been recognized in the financial statements amounted to $42,627 and $25,828, respectively, of which $33,695 and $20,407, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Income Taxes (Continued)

deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $22,393 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings up to $17,638 based on current estimates.

        ATK has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
Unrecognized Tax Benefits—beginning of period	$22,603	$17,361	$15,021
Gross increases—tax positions in prior periods	8,753	3,223	1,595
Gross decreases—tax positions in prior periods	(160)	(521)	(1,702)
Gross increases—current-period tax positions	6,587	3,451	3,986
Gross decreases—current-period tax positions	—	—	(1,253)
Lapse of statute of limitations	(592)	(911)	(286)

Unrecognized Tax Benefits—end of period	$37,191	$22,603	$17,361

        ATK reports income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2010 and 2009, $4,749 and $2,814 of income tax-related interest and $687 and $411 of penalties were included in accrued income taxes, respectively.

        ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2003. The Internal Revenue Service has completed the audits of ATK through fiscal 2006 and is currently examining the fiscal 2007 and 2008 returns. We believe appropriate provisions for all outstanding issues have been made for all open years in all jurisdictions.

12. Commitments

        ATK leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $71,486 in fiscal 2010, $68,086 in fiscal 2009, and $62,739 in fiscal 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

12. Commitments (Continued)

        The following table summarizes ATK's contractual obligations and commercial commitments as of March 31, 2010:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Long-term debt	$1,440,466	$13,750	$547,500	$479,216	$400,000
Interest on debt(1)	267,534	48,157	73,306	65,967	80,104
Operating leases	319,983	52,993	97,901	92,763	76,326
Environmental remediation costs, net	25.286	459	2,670	4,553	17,604
Pension and other PRB plan contributions	1,175,021	23,747	277,431	399,216	474,627

Total contractual obligations	$3,228,290	$139,106	$998,808	$1,041,715	$1,048,661

		Commitment Expiration by period
	Total	Within 1 year	1 - 3 years
Other commercial commitments:
Letters of credit	$176,822	$141,309	$35,513

(1)
Includes interest on variable rate debt calculated based on interest rates at March 31, 2010. Variable rate debt was approximately 18% of ATK's total debt at March 31, 2010.

        The total liability for uncertain tax positions at March 31, 2010 was approximately $42,627 (see Note 11). Of this amount, $31,211 is not expected to be paid within 12 months and is therefore classified within other long-term liabilities. ATK is not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.

        Pension plan contributions are an estimate of ATK's minimum funding requirements through fiscal 2020 to provide pension benefits for employees based on expected actuarial estimated service accruals through fiscal 2020 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

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

        On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. The lawsuit was initially filed under seal. ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007. Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007. On May 29, 2008, ATK filed its answer to the complaint. On March 16, 2010, the trial court issued a scheduling order setting a preliminary trial date of July 11, 2011. Discovery is underway in the case.

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

        The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 2.75% and 1.75% as of March 31, 2010 and 2009, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2010		March 31, 2009
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,908)	$35,622	$(62,080)	$37,104
Unamortized discount	8,724	(4,280)	5,798	(2,900)

Present value amounts (payable) receivable	$(52,184)	$31,342	$(56,282)	$34,204

        Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. Of the $52,184 discounted liability as of March 31, 2010, $5,641 was recorded within other current liabilities and $46,543 was recorded within other long-term liabilities. Of the $31,342 discounted receivable, ATK recorded $5,181 within other current assets and $26,161 within other non-current assets. As of March 31, 2010, the estimated discounted range of reasonably possible costs of environmental remediation was $52,184 to $79,981.

        ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If ATK were unable to recover those environmental remediation costs under these contracts, ATK believes that these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with its

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

13. Contingencies (Continued)

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

        ATK cannot ensure that the U.S. Government, Hercules, Alcoa, or other third parties will reimburse it for any particular environmental costs or reimburse ATK in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. ATK's failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, or other third parties could have a material adverse effect on its operating results, financial condition, or cash flows. While ATK has environmental management programs in place to mitigate these risks, and environmental laws and regulations have not had a material adverse effect on ATK's operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.

        At March 31, 2010, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2011	$459
Fiscal 2012	2,337
Fiscal 2013	333
Fiscal 2014	2,529
Fiscal 2015	2,024
Thereafter	17,604

Total	$25,286

        There were no material insurance recoveries related to environmental remediation during fiscal 2010, 2009, or 2008.

14. Stockholders' Equity

        ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

        ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Stockholders' Equity (Continued)

the 2005 Stock Incentive Plan. As of March 31, 2010, ATK has authorized up to 2,382,360 common shares under the 2005 Stock Incentive Plan, of which 1,107,697 common shares are available to be granted. No new grants will be made out of the other three plans.

        There are four types of awards outstanding under ATK's stock incentive plans: performance awards, total stockholder return performance awards (TSR awards), restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards and TSR awards, grant of restricted stock, or exercise of stock options.

        As of March 31, 2010, there were up to 390,098 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares, 191,481 shares were earned during fiscal 2010 upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2008 through fiscal 2010 period and were distributed or deferred in May 2010; 6,179 shares were forfeited during fiscal 2010 as certain financial performance goals were not met for the fiscal 2008 through fiscal 2010 period; up to 147,520 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2009 through fiscal 2011 period; and up to 44,918 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2010 through fiscal 2012 period. In May 2009, 174,973 shares were distributed or deferred based upon achievement of certain financial performance goals, including EPS, for the fiscal 2007 through fiscal 2009 period.

        As of March 31, 2010, there were up to 64,160 shares reserved for TSR awards for key employees. ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. The weighted average fair value of TSR awards granted was $30.56 during fiscal 2009. There were no TSR awards granted during fiscal 2010 or 2008. The weighted average assumptions used in estimating the value of the TSR award were as follows:

Year Ended March 31, 2009
Risk-free rate	1.17%
Expected volatility	25.8%
Expected dividend yield	0%
Expected award life	3 years

        Restricted stock issued to non-employee directors and certain key employees totaled 31,523 shares in fiscal 2010, 67,526 shares in 2009, and 37,713 shares in fiscal 2008. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK's common stock as of the grant date.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Stockholders' Equity (Continued)

        The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK's stock over the past five years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. No options were granted during fiscal 2010 or 2008. The weighted average fair value of options granted was $24.83 during fiscal 2009. The following weighted average assumptions were used for grants:

Year ended March 31, 2009
Risk-free rate	2.96%
Expected volatility	19.11%
Expected dividend yield	0%
Expected option life	5 years

        Total pre-tax stock-based compensation expense of $16,664, $18,952, and $23,415 was recognized during fiscal 2010, 2009, and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $6,461, $7,514, and $9,224 during fiscal 2010, 2009, and 2008, respectively.

        A summary of ATK's stock option activity is as follows:

	Year Ended March 31, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in 000s)
Outstanding at beginning of period	1,037,904	$58.70
Granted	—	—
Exercised	(170,380)	49.19
Forfeited/expired	(2,151)	65.06
Outstanding at end of period	865,373	$60.56	1.9	$21.01
Options exercisable at end of period	860,373	$60.30	1.8	$21.01

        The total intrinsic value of options exercised was $6,275, $6,379, and $16,444 during fiscal 2010, 2009, and 2008, respectively. Total cash received from options exercised was $8,381, $7,413, and $16,310 during fiscal 2010, 2009, and 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Stockholders' Equity (Continued)

        A summary of ATK's performance share award, TSR award, and restricted stock award activity is as follows:

	Year Ended March 31, 2010
	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 1, 2009	576,426	$80.67
Granted	31,523	79.37
Canceled/forfeited	(15,347)	73.92
Vested	(239,122)	87.66

Nonvested at March 31, 2010	353,480	$80.71

        As of March 31, 2010, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $11,480 and is expected to be realized over a weighted average period of 1.0 years.

Share Repurchases

        On August 5, 2008, ATK's Board of Directors authorized the repurchase of up to an additional 5,000,000 shares. The Board has determined that the repurchase program will serve primarily to offset dilution from the Company's employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board. During fiscal 2009, ATK repurchased 299,956 shares for $31,609. ATK did not repurchase any shares during fiscal 2010. As of March 31, 2010, there were 4,700,044 remaining shares authorized to be repurchased.

        Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2010, this limit was approximately $352,000. As of March 31, 2010, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which among other items, would allow payments for future share repurchases, as long as ATK maintains certain senior debt limits, with an annual limit, when those debt limits are not met, of $50,000 plus proceeds of any equity issuances plus 50% of net income since March 29, 2007.

15. Operating Segment Information

        As of March 31, 2010, ATK has three segments: Armament Systems, Mission Systems, and Space Systems. These operating segments are defined based on the reporting and review process used by ATK's chief executive officer and other management. Revenue by product line has not been provided as to do so would be impracticable.

  •
  Armament Systems, which generated 45% of ATK's external sales in fiscal 2010, develops and produces military ammunition and gun systems; commercial products; tactical systems and equipment, and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Missouri and Radford, Virginia.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

15. Operating Segment Information (Continued)

  •
  Mission Systems, which generated 26% of ATK's external sales in fiscal 2010, operates in two business lanes, Weapon Systems and Aerospace Systems, across the following market areas: large caliber direct fires, force protection, precision guided munitions, missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, electronic warfare, military aircraft structures, commercial aircraft structures and launch structures.

  •
  Space Systems, which generated 29% of ATK's external sales in fiscal 2010, produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Other products include ordnance, such as decoy and illuminating flares.

        Effective April 1, 2010, ATK realigned its business structure into four operating groups. As a result of this realignment, ATK's four operating groups are:

  •
  Aerospace Systems, consisting of Space System's current businesses and the aerospace structures business formerly within Mission Systems.

  •
  Armament Systems, consisting of Armament System's current businesses (except for commercial products and tactical accessories) and the precision munitions business formerly within Mission Systems.

  •
  Missile Products, consisting of the remaining businesses formerly within Mission Systems.

  •
  Security and Sporting, consisting of the commercial products and tactical accessories businesses formerly within Armament Systems.

        The April 1, 2010 realignment is not reflected in the information contained in this report.

        All of ATK's segments derive the majority of their sales from contracts with, and prime contractors to, the U.S. Government. ATK's U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government Sales	Percent of sales
2010	$3,333,425	69%
2009	3,486,456	76%
2008	3,257,000	78%

        The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 13%, 12%, and 12% of total fiscal 2010, fiscal 2009, and fiscal 2008 sales, respectively. No other single contract contributed more than 10% of ATK's sales in fiscal 2008, 2009, or 2010.

        No single commercial customer accounted for 10% or more of ATK's total sales during fiscal 2010, 2009, or 2008.

        ATK's foreign sales to customers were $631,978 in fiscal 2010, $385,829 in fiscal 2009, and $257,655 in fiscal 2008. Approximately 55% of these sales were in Armament Systems, 40% were in Mission Systems, and 5% were in Space Systems. Sales to no individual country outside the United

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

15. Operating Segment Information (Continued)

States accounted for more than 3% of ATK's sales in fiscal 2010. Substantially all of ATK's assets are held in the United States.

        The following summarizes ATK's results by segment:

	Year Ended March 31, 2010
	Armament Systems	Mission Systems	Space Systems	Corporate	Total
Sales:
External customers	$2,164,661	$1,269,127	$1,373,878	$—	$4,807,666
Intercompany	16,320	128,662	14,752	(159,734)	—

Total	2,180,981	1,397,789	1,388,630	(159,734)	4,807,666
Capital expenditures	45,109	56,725	36,022	5,616	143,472
Depreciation	29,619	23,433	32,136	8,551	93,739
Amortization of intangible assets	1,134	3,822	1,135	—	6,091
Income before interest, income taxes and noncontrolling interest	256,994	136,785	138,064	(19,506)	512,337
Total assets	873,361	1,016,654	1,032,238	947,371	3,869,624

	Year Ended March 31, 2009
	Armament Systems	Mission Systems	Space Systems	Corporate	Total
Sales:
External customers	$1,737,909	$1,215,018	$1,630,297	$—	$4,583,224
Intercompany	18,382	173,965	12,013	(204,360)	—

Total	1,756,291	1,388,983	1,642,310	(204,360)	4,583,224
Capital expenditures	26,004	33,492	33,239	18,746	111,481
Depreciation	20,459	20,486	30,863	8,329	80,137
Amortization of intangible assets	—	4,634	982	—	5,616
Income before interest, income taxes and noncontrolling interest	171,563	153,341	79,560	(20,007)	384,457
Total assets	806,580	918,711	1,155,429	696,625	3,577,345

	Year Ended March 31, 2008
	Armament Systems	Mission Systems	Space Systems	Corporate	Total
Sales:
External customers	$1,476,716	$1,139,038	$1,555,971	$—	$4,171,725
Intercompany	23,936	155,133	17,376	(196,445)	—

Total	1,500,652	1,294,171	1,573,347	(196,445)	4,171,725
Capital expenditures	25,203	33,052	28,482	13,972	100,709
Depreciation	17,998	17,401	30,675	5,437	71,511
Amortization of intangible assets	—	5,070	905	—	5,975
Income before interest, income taxes and noncontrolling interest	139,603	129,028	192,995	(31,098)	430,528
Total assets	711,374	811,860	1,234,668	438,292	3,196,194

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

15. Operating Segment Information (Continued)

        During fiscal 2010, ATK recorded an $11,400 noncash charge within Armament Systems related to the Company's TNT production facility and ATK's decision to procure all future TNT requirements from an off-shore vendor.

        During fiscal 2010, ATK recorded a $24,586 noncash asset impairment charge within Space Systems and a $13,422 noncash asset impairment charge within Mission Systems related to the Company's decision to discontinue the use of the Thiokol and MRC trade names, as discussed in Note 7.

        During fiscal 2010 ATK recognized approximately $14,000 of growth in contract costs associated with the construction of an energetics facility for the Australian Ministry of Defense. As the program moves closer to completion it has been transitioned from Space Systems Group to the Armament Systems Group given that ATK's core expertise in high volume energetics production lies within Armament Systems.

        During the fourth quarter of fiscal 2009, ATK recorded a non-cash goodwill impairment charge of $108,500 within Space Systems, as discussed in Note 7.

        Certain administrative functions are primarily managed by ATK at the corporate headquarters ("Corporate"). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, and income taxes. Pension and postretirement benefit expenses are allocated to each segment based on relative headcount and types of benefits offered in each respective segment. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate" and were $19,353, $26,001, and $23,366 for fiscal 2010, 2009, and 2008.

16. Quarterly Financial Data (Unaudited)

        Quarterly financial data is summarized as follows:

	Fiscal 2010 Quarter Ended
	July 5	October 4	January 3	March 31
Sales	$1,209,134	$1,207,964	$1,141,529	$1,249,039
Gross profit	259,845	245,702	250,381	275,383
Net income attributable to Alliant Techsystems Inc.	69,431	72,510	78,371	58,402
Alliant Techsystems Inc.'s earnings per common share:
Basic earnings per share	2.12	2.21	2.38	1.77
Diluted earnings per share	2.09	2.19	2.33	1.73

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

16. Quarterly Financial Data (Unaudited) (Continued)

	Fiscal 2009 Quarter Ended
	June 28	September 28	December 28	March 31
Sales	$1,124,865	$1,091,951	$1,109,450	$1,256,958
Gross profit	219,272	240,231	229,584	286,824
Net income (loss) attributable to Alliant Techsystems Inc.	54,392	61,462	61,408	(36,497)
Alliant Techsystems Inc.'s earnings per common share:
Basic earnings (loss) per share	1.66	1.87	1.88	(1.12)
Diluted earnings (loss) per share	1.55	1.77	1.85	(1.12)

        The sum of the per share amounts for the quarters may not equal the total for the year due to the application of the treasury stock method. Dilutive loss per share equals basic loss per share for the fourth quarter of fiscal 2009 due to the fact that dilutive shares outstanding for the quarter are anti-dilutive.

        During the fourth quarter of fiscal 2010, ATK recorded a $24,586 non-cash asset impairment charge within Space Systems and a $13,422 noncash asset impairment charge within Mission Systems related to the Company's decision to discontinue the use of the Thiokol and MRC trade names as discussed in Note 7.

        During the fourth quarter of fiscal 2010 ATK recorded a settlement expense of $6,287 to recognize the impact of lump sum benefit payments made in the non-qualified supplemental executive retirement plan.

        During the fourth quarter of fiscal 2009, ATK recorded a non-cash goodwill impairment charge of $108,500, as discussed in Note 7. Additionally, ATK recorded additional tax expense for the valuation allowance related to its capital loss carryover of $5,398 as well as a $6,000 write-off of an accounts receivable balance related to a customer bankruptcy filing.

17. Subsequent Events

        On April 12, 2010, ATK announced that it had acquired Blackhawk Industries Products Group Unlimited, LLC ("Blackhawk"), a leading manufacturer of high quality tactical gear. The purchase price was $172,251, subject to purchase price adjustments expected to be settled in fiscal 2011. ATK believes that the acquisition provides ATK with a leading tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative and tactical accessories which will strengthen ATK's position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets. Headquartered in Norfolk, Virginia, Blackhawk employs approximately 300 employees and is included in the recently formed Security and Sporting group. The purchase price allocation will be completed in fiscal 2011. Most of the goodwill generated in this acquisition will be deductible for tax purposes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        ATK's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010 and have concluded that ATK's disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        During the quarter ended March 31, 2010, there was no change in ATK's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, ATK's internal control over financial reporting.

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

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, ATK designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of ATK's internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors ATK's internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that ATK's internal control over financial reporting is effective as of March 31, 2010.

        Our internal control over financial reporting as of March 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ MARK W. DEYOUNG President and Chief Executive Officer
/s/ JOHN L. SHROYER Senior Vice President and Chief Financial Officer
May 18, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

        We have audited the internal control over financial reporting of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2010 of the Company and our report dated May 18, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of new accounting standards.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota May 18, 2010

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

        The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from ATK's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K. ATK will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2010.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding ATK's directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in ATK's Proxy Statement for the 2010 Annual Meeting of Stockholders. Information regarding ATK's executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.

        Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2010 Proxy Statement.

        Information regarding ATK's code of ethics (ATK's Business Ethics Code of Conduct), which ATK has adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Business Ethics Code of Conduct in the 2010 Proxy Statement. ATK's Business Ethics Code of Conduct is available on our website at www.atk.com by selecting About Us and then Values.

        Since the date of ATK's 2009 Proxy Statement, there have been no material changes to the procedures by which security holders may recommend nominees to ATK's Board of Directors.

        Information regarding ATK's Audit Committee, including the Audit Committee's financial experts, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2010 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        Information about compensation of ATK's named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2010 Proxy Statement. Information about compensation of ATK's directors is incorporated by reference from the section entitled Director Compensation in the 2010 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2010 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2010 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information regarding transactions with related persons is incorporated by reference from the section entitled Certain Relationships and Related Transactions in the 2010 Proxy Statement.

        Information about director independence is incorporated by reference from the section entitled Corporate Governance—Director Independence in the 2010 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2010 Proxy Statement.

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

ALLIANT TECHSYSTEMS INC.
Date: May 18, 2010	By:	/s/ JOHN L. SHROYER
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ MARK W. DEYOUNG Mark W. DeYoung	President and Chief Executive Officer (principal executive officer)
/s/ JOHN L. SHROYER John L. Shroyer	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
* Frances D. Cook	Director
* Martin C. Faga	Director
* Ronald R. Fogleman	Chairman of the Board
* Tig H. Krekel	Director
* Douglas L. Maine	Director

Signature	Title

* Roman Martinez IV	Director
* Mark H. Ronald	Director
* William G. Van Dyke	Director

Date: May 18, 2010	*By:	/s/ KEITH D. ROSS
	Name:	Keith D. Ross Attorney-in-fact

ALLIANT TECHSYSTEMS INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2010
EXHIBIT INDEX

        The following exhibits are filed electronically with this report unless the exhibit number is followed by an asterisk (*), in which case the exhibit is incorporated by reference from the document listed. The applicable Securities and Exchange Commission File Number is 1-10582 unless otherwise indicated. Exhibit numbers followed by a pound sign (#) identify exhibits that are either a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K. Excluded from this list of exhibits, pursuant to Paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Registrant. The Registrant hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

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
10.1*
Amended and Restated Credit Agreement, dated as of March 29, 2007, among the Registrant; the Lenders named therein; Bank of America, N.A., as Administrative Agent; Calyon, New York Branch, as Syndication Agent; Royal Bank of Scotland and U.S. Bank National Association, as Co-Documentation Agents; Banc of America Securities LLC (BAS) and Calyon, New York Branch, as Joint Lead Arrangers; and BAS, as Sole Bookrunning Manager (Exhibit 10.1 to Form 10-Q for the quarter ended July 5, 2009).
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
10.8*#	Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated as of October 30, 2007 (Exhibit 10.3 to Form 8-K dated October 29, 2007).
10.9*#	Deferred Fee Plan for Non-Employee Directors, as amended and restated October 30, 2007 (Exhibit 10.2 to Form 8-K dated October 29, 2007).
10.10*#	Description of compensation arrangement for Mark W. DeYoung, the Registrant's Chief Executive Officer (Item 5.02 of Form 8-K dated February 2, 2010).
10.11*#
Description of compensation arrangements for John L. Shroyer, the Registrant's interim Chief Executive Officer, and for an independent non-executive Chairman of the Board of the Registrant (Item 5.02 of Form 8-K dated December 17, 2009).
10.12.1*#	Description of compensation arrangement for Daniel J. Murphy, the Registrant's former Chief Executive Officer (Item 5.02 of Form 8-K dated November 9, 2009).
10.12.2*#	Separation Agreement and General Release of Claims between the Registrant and Daniel J. Murphy dated January 18, 2010 (Exhibit 10.1 to Form 8-K dated January 18, 2010).
10.12.3*#	Employment Agreement with Daniel J. Murphy dated February 1, 2004 (Exhibit 10.15 to the Fiscal 2004 Form 10-K).
10.12.4*#	Amendment to Employment Agreement with Daniel J. Murphy (Exhibit 10.2 to Form 8-K dated December 20, 2005).
10.12.5*#	Amendment to Employment Agreement with Daniel J. Murphy dated as of March 10, 2008 (Exhibit 10.1 to Form 8-K dated March 10, 2008).
10.12.6*#	Amendment to Employment Agreement with Daniel J. Murphy dated as of August 4, 2008 (Exhibit 10.1 to Form 8-K dated August 4, 2008).
10.13*#	Description of compensation arrangement for John J. Cronin (Item 5.02 of Form 8-K dated March 8, 2010).
10.14*#	Alliant Techsystems Inc. Executive Officer Incentive Plan (Exhibit 10.1 to Form 8-K dated August 1, 2006).
10.15.1*#	Alliant Techsystems Inc. 2005 Stock Incentive Plan As Amended and Restated Effective August 4, 2009 (Exhibit 10.1 to Form 8-K dated August 4, 2009).

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.15.2*#	Form of Non-Qualified Stock Option Agreement (Cliff Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.2 to the Form 10-K for the year ended March 31, 2006 (the "Fiscal 2006 Form 10-K")).
10.15.3*#	Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.3 to the Fiscal 2006 Form 10-K).
10.15.4*#
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
10.15.6*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2010-2012 Performance Period (Exhibit 10.14.8 to the Form 10-K for the year ended March 31, 2009 (the "Fiscal 2009 Form 10-K")).
10.15.7*#
Form of Relative Stockholder Return Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2010-2012 Performance Period (Exhibit 10.14.9 to the Fiscal 2009 Form 10-K).
10.15.8*#	Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.7 to the Fiscal 2006 Form 10-K).
10.16.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.16.1 to the Fiscal 2007 Form 10-K).
10.16.2*#
Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Form 10-K for the year ended March 31, 2002 (the "Fiscal 2002 Form 10-K")).
10.16.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).
10.16.4*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Fiscal 2004 Form 10-K).
10.16.5*#	Amendment No. 4 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.3 to Form 8-K dated January 30, 2007).
10.16.6*#	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.1 to Form 8-K dated February 4, 2005).
10.17.1*#	First Amendment and Restatement of 2000 Stock Incentive Plan effective January 23, 2001 (Exhibit 10.25.1 to the Fiscal 2002 Form 10-K).
10.17.2*#	Amendment 1 to First Amendment and Restatement of 2000 Stock Incentive Plan effective April 24, 2001 (Exhibit 10.25.2 to the Fiscal 2002 Form 10-K).
10.17.3*#	Amendment 2 to First Amendment and Restatement of 2000 Stock Incentive Plan effective January 21, 2002 (Exhibit 10.25.3 to the Fiscal 2002 Form 10-K).

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.17.4*#	Amendment 3 to First Amendment and Restatement of Alliant Techsystems Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 10-Q for the quarter ended October 3, 2004).
10.17.5*#	Amendment 4 to First Amendment and Restatement of Alliant Techsystems Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 8-K dated January 30, 2007).
10.18.1*#	Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated October 29, 2007 (Exhibit 10.6 to Form 8-K dated October 29, 2007).
10.18.2*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).
10.19*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective October 29, 2007 (Exhibit 10.7 to Form 8-K dated October 29, 2007).
10.20.1*#	Alliant Techsystems Inc. Supplemental Executive Retirement Plan, as Amended and Restated October 29, 2007 (Exhibit 10.4 to Form 8-K dated October 29, 2007).
10.20.2*#	Schedule 1, Updated as of January 13, 2009, to Alliant Techsystems, Inc. Supplemental Executive Retirement Plan (Exhibit 10.19.2 to the Fiscal 2009 Form 10-K).
10.21*#	Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, Amended and Restated October 29, 2007 (Exhibit 10.5 to Form 8-K dated October 29, 2007).
10.22*#	Alliant Techsystems Inc. Income Security Plan, Amended and Restated October 29, 2007 (Exhibit 10.8 to Form 8-K dated October 29, 2007).
10.23.1*#
Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Form 10-K for the fiscal year ended March 31, 1998 (the "Fiscal 1998 Form 10-K")).
10.23.2*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).
10.24.1*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to the Fiscal 1998 Form 10-K).
10.24.2*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to the Fiscal 1998 Form 10-K).
10.24.3*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to the Fiscal 1998 Form 10-K).
12	Computation of Ratio of Earnings to Fixed Charges
14*	The Registrant's Business Ethics Code of Conduct (Exhibit 14.1 to Form 8-K dated October 30, 2006).
21	Subsidiaries of the Registrant as of March 31, 2010.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.