Form 10-Q
period 2010-07-04
ALLIANT TECHSYSTEMS INC
filed 2010-08-11
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

As of August 1, 2010, 33,196,163 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

	QUARTERS ENDED
(In thousands except per share data)	July 4, 2010	July 5, 2009
Sales	$1,202,151	$1,209,134
Cost of sales	949,887	949,289
Gross profit	252,264	259,845
Operating expenses:
Research and development	13,888	15,378
Selling	40,361	45,094
General and administrative	64,962	68,001
Income before interest, income taxes, and noncontrolling interest	133,053	131,372
Interest expense	(17,699)	(20,935)
Interest income	70	86
Income before income taxes and noncontrolling interest	115,424	110,523
Income tax provision	40,647	41,040
Net income	74,777	69,483
Less net income attributable to noncontrolling interest	133	52
Net income attributable to Alliant Techsystems Inc.	$74,644	$69,431

Alliant Techsystems Inc.’s earnings per common share:
Basic	$2.26	$2.12
Diluted	2.24	2.09

Alliant Techsystems Inc.’s weighted-average number of common shares outstanding:
Basic	33,001	32,728
Diluted	33,330	33,297

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Amounts in thousands except share data)	July 4, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$91,987	$393,893
Net receivables	1,014,123	902,750
Net inventories	256,619	236,074
Deferred income tax assets	67,603	67,813
Other current assets	84,742	118,448
Total current assets	1,515,074	1,718,978
Net property, plant, and equipment	560,914	561,931
Goodwill	1,249,874	1,183,910
Deferred income tax assets	150,800	140,439
Deferred charges and other non-current assets	375,201	264,366
Total assets	$3,851,863	$3,869,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,188	$13,750
Accounts payable	221,734	273,718
Contract advances and allowances	134,547	106,819
Accrued compensation	115,071	172,630
Accrued income taxes	25,508	14,609
Other accrued liabilities	194,849	206,289
Total current liabilities	708,897	787,815
Long-term debt	1,377,140	1,379,804
Postretirement and postemployment benefits liabilities	139,801	142,541
Accrued pension liability	617,256	622,576
Other long-term liabilities	137,374	129,466
Total liabilities	2,980,468	3,062,202
Commitments and contingencies (Note 15)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—33,225,636 shares at July 4, 2010 and 33,047,018 shares at March 31, 2010	332	330
Additional paid-in-capital	569,499	578,046
Retained earnings	1,773,820	1,699,176
Accumulated other comprehensive loss	(836,983)	(821,086)
Common stock in treasury, at cost— 8,329,813 shares held at July 4, 2010 and 8,508,431 shares held at March 31, 2010	(644,234)	(657,872)
Total Alliant Techsystems Inc. stockholders’ equity	862,434	798,594
Noncontrolling interest	8,961	8,828
Total stockholders’ equity	871,395	807,422
Total liabilities and stockholders’ equity	$3,851,863	$3,869,624

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	QUARTERS ENDED
(In thousands)	July 4, 2010	July 5, 2009
Operating activities
Net income	$74,777	$69,483
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	24,092	22,597
Amortization of intangible assets	2,789	1,240
Amortization of debt discount	4,211	6,228
Amortization of deferred financing costs	710	710
Deferred income taxes	566	633
Loss (gain) on disposal of property	1,352	(926)
Share-based plans expense	2,418	4,682
Excess tax benefits from share-based plans	(53)	(745)
Changes in assets and liabilities:
Net receivables	(162,009)	(49,313)
Net inventories	(20,619)	23,360
Accounts payable	(38,026)	(107,595)
Contract advances and allowances	27,728	5,638
Accrued compensation	(69,096)	(61,555)
Accrued income taxes	24,987	68,619
Pension and other postretirement benefits	11,820	(137,088)
Other assets and liabilities	22,529	3,696
Cash used for operating activities	(91,824)	(150,336)
Investing activities
Capital expenditures	(34,991)	(32,169)
Acquisition of business	(172,251)	—
Proceeds from the disposition of property, plant, and equipment	23	1,257
Cash used for investing activities	(207,219)	(30,912)
Financing activities
Payments made on bank debt	(3,437)	(3,438)
Proceeds from employee stock compensation plans	521	2,164
Excess tax benefits from share-based plans	53	745
Cash used for financing activities	(2,863)	(529)
Decrease in cash and cash equivalents	(301,906)	(181,777)
Cash and cash equivalents - beginning of period	393,893	336,700
Cash and cash equivalents - end of period	$91,987	$154,923

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$1,166	$8,806

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Amounts in thousands except	Common Stock $.01 Par Value		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total
share data)	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
For the quarter ended July 4, 2010:
Balance at March 31, 2010	33,047,018	$330	$578,046	$1,699,176	$(821,086)	$(657,872)	$8,828	$807,422
Comprehensive income:
Net income		—	—	74,644	—	—	133	74,777
Other comprehensive loss (see Note 8):
Adjustments, net		—	—	—	(15,897)	—	—	(15,897)
Comprehensive income								58,880
Exercise of stock options	11,413	—	(245)	—	—	766	—	521
Restricted stock grants	61,675	—	(4,769)	—	—	4,769	—	—
Share-based compensation	—	—	2,418	—	—	—	—	2,418
Performance shares issued net of treasury stock withheld	108,358	—	(13,118)	—	—	8,309	—	(4,809)
Tax benefit related to share based plans and other	—	—	7,169	—	—	—	—	7,169
Employee benefit plans and other	(2,828)	2	(2)	—	—	(206)	—	(206)
Balance at July 4, 2010	33,225,636	$332	$569,499	$1,773,820	$(836,983)	$(644,234)	$8,961	$871,395

For the quarter ended July 5, 2009:
Balance at March 31, 2009	32,783,496	$328	$574,674	$1,420,462	$(651,652)	$(677,841)	$8,598	$674,569
Comprehensive income:
Net income		—	—	69,431	—	—	52	69,483
Other comprehensive income (see Note 8):
Adjustments, net		—	—	—	8,050	—	—	8,050
Comprehensive income								77,533
Exercise of stock options	47,962	—	(1,543)	—	—	3,707	—	2,164
Restricted stock grants	14,950	—	(1,204)	—	—	1,204	—	—
Share-based compensation	—	—	4,682	—	—	—	—	4,682
Performance shares issued net of treasury stock withheld	71,540	—	(8,439)	—	—	5,214	—	(3,225)
Tax benefit related to share based plans and other	—	—	5,429	—	—	—	—	5,429
Employee benefit plans and other	(1,400)	1	39	—	—	(192)	—	(152)
Balance at July 5, 2009	32,916,548	$329	$573,638	$1,489,893	$(643,602)	$(667,908)	$8,650	$761,000

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended July 4, 2010

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (the Company or ATK) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (fiscal 2010).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of July 4, 2010, and its results of operations and cash flows for the quarters ended July 4, 2010 and July 5, 2009.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2010 Annual Report on Form 10-K.

2.     New Accounting Pronouncements

There have been no new accounting pronouncements issued or changes to existing guidance during the fiscal year ending March 31, 2011 (fiscal 2011) that would have a material impact on ATK’s financial results.

3.     Fair Value of Financial Instruments

The current authoritative guidance on fair value clarifies the definition of fair value, prescribes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The valuation techniques required by the current authoritative literature are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions.  These two types of inputs create the following fair value hierarchy:

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

The following tables set forth by level within the fair value hierarchy ATK’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of July 4, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities (1)	$—	$11,796	$—
Derivatives (2)	—	21,681	—

Liabilities
Derivatives (3)	$—	$796	$—

	As of March 31, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities (1)	$—	$21,925	$—
Derivatives (2)	—	66,354	—

Liabilities
Derivatives (3)	$—	$772	$—

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

In addition to the assets and liabilities at March 31, 2010 noted in the table above, ATK also had intangible and other long-lived assets that were written down to their fair value of $0 during fiscal 2010, resulting in impairment charges of $38,008 and $11,405, respectively, during fiscal 2010.  These are considered Level 3 assets.

The following table presents ATK’s assets and liabilities that are not measured at fair value on a recurring basis.  The carrying values and estimated fair values were as follows:

	As of July 4, 2010		As of March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,136,515	$1,156,828	$1,132,304	$1,243,095
Variable rate debt	257,813	243,633	261,250	252,106

4.     Acquisitions

In accordance with the accounting standards regarding business combinations, the results of acquired businesses are included in ATK’s consolidated financial statements from the date of acquisition. For each acquisition, the purchase price is allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired is recorded as goodwill.

On April 9, 2010, ATK acquired Blackhawk Industries Products Group Unlimited, LLC (“Blackhawk”), a leading manufacturer of high quality tactical gear.  The purchase price was $172,251, subject to purchase price adjustments expected to be settled in fiscal 2011.  ATK believes that the acquisition provides ATK with a leading tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative and tactical accessories which will strengthen ATK’s position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets.   Blackhawk employs approximately 300 employees and is included in the Security and Sporting group.  The purchase price allocation will be completed in fiscal 2011.  Most of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Blackhawk are included in ATK’s consolidated financial statements at the date of acquisition.  The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value.  Pro forma information on the results of operations for fiscal 2010 as if the acquisition had occurred at the beginning of fiscal 2010 is not being presented because the acquisition is not material to ATK for that purpose.

There were no acquisitions during fiscal 2010.

5.     Goodwill and Deferred Charges and Other Non-Current Assets

The changes in the carrying amount of goodwill by operating segment during the quarter ended July 4, 2010 and year ended March 31, 2010 were as follows:

	Aerospace Systems	Armament Systems	Missile Products	Security and Sporting	Total
Balance at April 1, 2009	$676,516	$124,558	$242,389	$152,523	$1,195,986
Adjustment	—	—		(12,076)	(12,076)
Balance at March 31, 2010	$676,516	$124,558	$242,389	$140,447	$1,183,910
Acquisition	—	—	—	65,964	65,964
Balance at July 4, 2010	$676,516	$124,558	$242,389	$206,411	$1,249,874

The goodwill recorded above within Aerospace Systems is presented net of $108,500 of accumulated impairment losses.

The fiscal 2011 acquisition in Security and Sporting relates to the preliminary purchase price allocation of Blackhawk, as previously discussed in Note 4.

The fiscal 2010 adjustment within Security and Sporting was the result of a preliminary purchase price adjustment of $5,002 received in September 2009 which reduced the purchase price of Eagle Industries, as well as the finalization of the fair value determination of certain assets and liabilities.

Deferred charges and other non-current assets consist of the following:

	July 4, 2010	March 31, 2010
Gross debt issuance costs	$18,060	$18,060
Less accumulated amortization	(10,720)	(10,011)
Net debt issuance costs	7,340	8,049
Other intangible assets	140,591	64,779
Long term receivables	130,006	78,025
Environmental remediation receivable	27,242	26,161
Commodity forward contracts	4,626	27,744
Other non-current assets	65,396	59,608
Total deferred charges and other non-current assets	$375,201	$264,366

The long term receivables represent unbilled receivables on long term commercial aerospace contracts and other programs that ATK does not expect to collect within the next fiscal year.

Included in other intangible assets in the table above are $38,998 of non-amortizing intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite, and $101,593 of amortizing intangible assets which include the following:

	July 4, 2010			March 31, 2010
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$—	$—	$—	$23,404	$(23,404)	$—
Trade name	66,060	(1,240)	64,820	860	(123)	737
Technology	17,400	(603)	16,797	10,700	—	10,700
Customer relationships and other	35,002	(15,026)	19,976	28,557	(14,213)	14,344
Total	$118,462	$(16,869)	$101,593	$63,521	$(37,740)	$25,781

As discussed in Note 4, in April 2010 ATK acquired Blackhawk and has recorded the preliminary fair value of intangible assets associated with the acquisition.  These assets include items such as a trade name, technology, and customer relationships.  As of July 4, 2010, the fair value recorded related to these intangibles increased the gross carrying amount of amortizing intangibles in the table above by $78,600.  The final purchase price allocation will be completed in fiscal 2011.

During fiscal 2011 ATK wrote-off the $23,659 gross carrying amount and associated accumulated amortization of fully amortized intangible assets primarily relating to customer contracts acquired in past business combinations that have expired .

On March 31, 2010, ATK determined that $10,700 of patented technology that had previously been determined to have an indefinite life now has a finite useful life.  Effective April 1, 2010, ATK began amortizing this asset over an estimated useful life of 10 years.

The assets identified in the table above are being amortized over their estimated useful lives over a weighted average remaining period of approximately 11.6 years. Amortization expense for the quarters ended July 4, 2010 and July 5, 2009 was $2,789 and $1,240, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2011	$8,355
Fiscal 2012	11,145
Fiscal 2013	11,145
Fiscal 2014	10,278
Fiscal 2015	9,328
Thereafter	51,342
Total	$101,593

6.     Earnings Per Share Data

Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 11) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarters ended July 4, 2010 and July 5, 2009, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended
	July 4, 2010	July 5, 2009
Weighted-average basic shares outstanding	33,001	32,728
Dilutive effect of stock-based awards	329	409
Dilutive effect of contingently issuable shares	—	160
Weighted average diluted shares outstanding	33,330	33,297

Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	5	6

As discussed further in Note 11, contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes due 2024 and 2.75% Convertible Senior Subordinated Notes due 2024 are not included in diluted EPS for the quarter ended July 4, 2010 as ATK’s average stock price during the quarter did not exceed the triggering price of $79.75 or $79.46, respectively.  These contingently issuable shares are, however, included in diluted EPS for the quarter ended July 5, 2009.  Contingently issuable shares related to ATK’s 2.75% Convertible Senior Subordinated Notes due 2011 are not included in diluted EPS for the quarters ended July 4, 2010 or July 5, 2009 as ATK’s average stock price during the quarters did not exceed $96.51.

The Warrants, as discussed in Note 11, are not included in diluted EPS as ATK’s average stock price during the quarters ended July 4, 2010 and July 5, 2009 did not exceed $116.75.

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

ATK entered into forward contracts for copper and zinc during the quarter ended July 4, 2010 and during fiscal 2010.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated Other Comprehensive Income (Loss) in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased.   As of July 4, 2010, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	47,975,000
Zinc	18,670,000

ATK entered into foreign currency forward contracts during the quarter ended July 4, 2010 and during fiscal 2010.  These contracts are used to hedge forecasted inventory purchases and subsequent payments denominated in Euros and are designated and qualify as effective cash flow hedges.  Ineffectiveness with respect to forecasted inventory purchases is calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable is evaluated based on the change in fair value of its anticipated settlement.  The fair value of these contracts is recorded within other accrued liabilities and the effective portion is reflected in accumulated Other Comprehensive Income (Loss) in the financial statements.  The gains or losses on these contracts are recorded in earnings when the related inventory is sold.  As of July 4, 2010, ATK had the following outstanding foreign currency forward contracts in place:

Number of Euros
Euros	6,757,327

The table below presents the fair value and location of ATK’s derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of July 4, 2010 and March 31, 2010:

		Asset Derivatives		Liability Derivatives
		Fair value as of		Fair value as of
	Location	July 4, 2010	March 31, 2010	July 4, 2010	March 31, 2010
Commodity forward contracts	Other current assets	$17,055	$38,610	$—	$—
Commodity forward contracts	Deferred charges and other non-current assets	4,626	27,744	—	—
Foreign currency forward contracts	Other accrued liabilities	—	—	796	772
Total		$21,681	$66,354	$796	$772

Due to the nature of ATK’s business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by ATK.

The derivative gains and losses in the consolidated income statements for the quarter ended July 4, 2010 related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Commodity forward contracts	$21,681	Cost of Sales	$8,960	Cost of Sales	$—
Foreign currency forward contract	(796)	Cost of Sales	—	Cost of Sales	—

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

All derivatives used by ATK during the quarters ended July 4, 2010 and July 5, 2009 were designated as hedging instruments.

8.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters ended July 4, 2010 and July 5, 2009 were as follows:

	Quarters Ended
	July 4, 2010	July 5, 2009
Net income	$74,777	$69,483
Other comprehensive income (loss):
Pension and other postretirement benefit liabilities, net of income taxes of $(7,632) and $(1,672), respectively	12,247	3,032
Change in fair value of derivatives, net of income taxes of $17,733 and $(2,829), respectively	(27,736)	4,333
Change in fair value of available-for-sale securities, net of income taxes of $261 and $(447), respectively	(408)	685
Total other comprehensive income (loss)	(15,897)	8,050
Comprehensive income	58,880	77,533
Comprehensive income attributable to noncontrolling interest	133	52
Comprehensive income attributable to Alliant Techsystems Inc.	$58,747	$77,481

The components of accumulated OCI, net of income taxes, are as follows:

	July 4, 2010	March 31, 2010
Derivatives	$11,970	$39,706
Pension and other postretirement benefit liabilities	(850,109)	(862,356)
Available-for-sale securities	1,156	1,564
Total accumulated other comprehensive loss	$(836,983)	$(821,086)

The pre-tax activity in other comprehensive income (loss) related to the forward contracts discussed in Note 7 was as follows:

	Quarter Ended July 4, 2010	Quarter Ended July 5, 2009
Beginning of period unrealized gain in accumulated other comprehensive income (loss)	$65,582	$—
(Decrease) increase in fair value of derivatives	(35,737)	7,162
(Gains) losses reclassified from OCI, increasing the price paid to suppliers	(8,960)	—
End of period unrealized gain in accumulated other comprehensive income (loss)	$20,885	$7,162

There was no ineffectiveness recognized in earnings for these contracts during the quarters ended July 4, 2010 and July 5, 2009.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

9.     Inventories

Inventories consist of the following:

	July 4, 2010	March 31, 2010
Raw materials	$94,780	$69,002
Work in process	78,087	91,338
Finished goods	83,752	75,734
Net inventories	$256,619	$236,074

10.  Other Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	July 4, 2010	March 31, 2010
Employee benefits and insurance, including pension and other postretirement benefits	$77,403	$70,594
Government grant	—	24,768
Warranty	14,350	14,010
Interest	14,789	3,957
Environmental remediation	6,214	5,641
Rebate	7,839	5,433
Deferred lease obligation	18,749	17,837
Other	55,505	64,049
Total other accrued liabilities — current	$194,849	$206,289

Environmental remediation	$48,799	$46,543
Management nonqualified deferred compensation plan	20,305	19,871
Non-current portion of accrued income tax liability	39,294	32,380
Deferred lease obligation	13,675	13,754
Other	15,301	16,918
Total other long-term liabilities	$137,374	$129,466

The government grant represented amounts received from the government that were paid back during fiscal 2011 because it was determined that the future investment and employment levels would not be met.

ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.  The following is a reconciliation of the changes in ATK’s product warranty liability during the quarter ended July 4, 2010:

Balance at April 1, 2010	$14,010
Warranties issued	684
Payments made	(367)
Changes related to preexisting warranties	23
Balance at July 4, 2010	$14,350

11.  Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	July 4, 2010	March 31, 2010
Senior Credit Facility dated March 29, 2007 (1):
Term A Loan due 2012	$257,813	$261,250
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011 (2) (3)	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024 (5)	279,763	279,763
3.00% Convertible Senior Subordinated Notes due 2024 (4)	199,453	199,453
Principal amount of long-term debt	1,437,029	1,440,466
Less: Unamortized discounts	42,701	46,912
Carrying amount of long-term debt	1,394,328	1,393,554
Less: current portion	17,188	13,750
Carrying amount of long-term debt, excluding current portion	$1,377,140	$1,379,804

(1)          Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. The weighted average interest rate for the Term A Loan was 1.23% at July 4, 2010. The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at July 4, 2010.   As of July 4, 2010, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $174,675, which reduced amounts available on the revolving facility to $325,325. ATK had no short-term borrowings during the quarters ended July 4, 2010 and July 5, 2009.

(2)          In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2011) that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year.  The contingently issuable shares had no impact on the number of ATK’s diluted shares outstanding during the quarters ended July 4, 2010 or July 5, 2009 because ATK’s average stock price during those periods was below the conversion price.

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

(4)          In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at July 4, 2010 and March 31, 2010.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share).  The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended July 4, 2010, therefore the remaining principal amount of $199,453 was classified as long-term.  These contingently issuable shares did not impact the number of ATK’s diluted shares outstanding during the quarter ended July 4, 2010 because ATK’s average stock price did not exceed the conversion price during that period; however, the contingently issuable shares increased the number of diluted shares by 61,482 during the quarter ended July 5, 2009 because ATK’s average stock price did exceed the conversion price during that quarter.

(5)          In fiscal 2004, ATK issued $280,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (the 2.75% Convertible Notes due 2024) that mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at July 4, 2010 and March 31, 2010.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time with 30 days’ notice.  Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on February 15, 2014 or February 15, 2019.  During fiscal 2010, $166 of these notes were repurchased, in cash for 100% of the principal amount plus accrued but unpaid interest, from holders who elected to surrender their notes.  Under specified conditions, holders may convert their 2.75% Convertible Notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount (a conversion price of $79.46 per share).  The stock price condition was met in fiscal 2009 and $71 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended July 4, 2010, therefore the remaining principal amount of $279,763 was classified as long-term.  These contingently issuable shares did not impact the number of ATK’s diluted shares outstanding during the quarter ended July 4, 2010 because ATK’s average stock price did not exceed the conversion price during that period; however, the contingently issuable shares increased the number of diluted shares by 98,915 during the quarter ended July 5, 2009 because ATK’s average stock price did exceed the conversion price during that quarter.

The current authoritative accounting literature requires that issuers of convertible debt instruments that may be settled in cash upon conversation should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This provision applies to the convertible debt instruments discussed above.  The unamortized discount is amortized through interest expense into earnings over the expected term of the convertible notes.  The following tables provide additional information about ATK’s convertible notes:

	July 4, 2010
	2.75% due 2011	3.00% due 2024	2.75% due 2024	Total
Carrying amount of the equity component	$50,779	$56,849	$43,568	$151,196
Principal amount of the liability component	300,000	199,453	279,763	779,216
Unamortized discount of liability component	14,305	28,396	—	42,701
Net carrying amount of liability component	285,695	171,057	279,763	736,515
Remaining amortization period of discount	15 months	170 months	—
Effective interest rate on liability component	6.800%	7.000%	6.125%

	March 31, 2010
	2.75% due 2011	3.00% due 2024	2.75% due 2024	Total
Carrying amount of the equity component	$50,779	$56,849	$43,568	$151,196
Principal amount of the liability component	300,000	199,453	279,763	779,216
Unamortized discount of liability component	17,052	29,860	—	46,912
Net carrying amount of liability component	282,948	169,593	279,763	732,304
Effective interest rate on liability component	6.800%	7.000%	6.125%

Based on ATK’s closing stock price of $61.92 on July 4, 2010, the if-converted value of these notes does not exceed the aggregate principal amount of the notes.

See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

The scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2011	$10,313
Fiscal 2012	547,500
Fiscal 2013	—
Fiscal 2014	279,763
Fiscal 2015	199,453
Thereafter	400,000
Total payments	$1,437,029

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 62% as of July 4, 2010 and 63% as of March 31, 2010.

Covenants and Default Provisions

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio.   Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 4, 2010, ATK was in compliance with the financial covenants.

Debt Service Requirements

ATK’s debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility and the maturity of the Company’s 2.75% Convertible Notes due 2011 totaling approximately $558,000, as discussed further above.  ATK’s other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Cash Paid for Interest on Debt

Cash paid for interest totaled $939 in the quarter ended July 4, 2010 and $1,071 during the quarter ended July 5, 2009.

12.  Employee Benefit Plans

	Pension Benefits Quarters Ended		Other Postretirement Benefits
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Components of Net Periodic Benefit Cost
Service cost	$17,476	$13,651	$77	$51
Interest cost	37,717	39,224	2,280	2,890
Expected return on plan assets	(44,173)	(42,763)	(846)	(668)
Amortization of unrecognized net loss	21,362	6,437	722	523
Amortization of unrecognized prior service cost	(97)	(97)	(2,107)	(2,158)
Net periodic benefit cost	$32,285	$16,452	$126	$638

Employer Contributions.  During the quarter ended July 4, 2010, ATK contributed $16,340 directly to retirees.  ATK also contributed $3,755 to its other postretirement benefit (PRB) plans.  ATK anticipates making additional contributions of $4,203 directly to retirees and $9,984 to its other PRB plans during the remainder of fiscal 2011. ATK is not required to make any additional minimum contributions to the pension trust during the remainder of 2011.

13.  Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes.   Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended July 4, 2010 and July 5, 2009 represent effective tax rates of 35.2% and 37.1%, respectively.  The decrease in the rate from the prior year quarter is primarily due to increased benefits from the domestic manufacturing deduction and a lower state tax rate partially offset by lack of the federal research and development tax credit.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004.  As of July 4, 2010, the Internal Revenue Service had completed the audits of ATK through fiscal 2006 and on July 13, 2010, ATK settled the examination of the fiscal 2007 and 2008 tax returns with the IRS. This settlement will result in the recognition of approximately $22,000 of tax benefit in the second quarter of fiscal 2011, of which, approximately $2,000 relates to the reversal of a valuation allowance.  This benefit includes the federal and state impact from the closure of the federal audit as well a reduction to the reserves for subsequent years.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $27,951 reduction of the uncertain tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $22,125 based on current estimates.

14.  Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of July 4, 2010, ATK

has authorized up to 2,382,360 common shares under the 2005 Stock Incentive Plan, of which 860,828 common shares are yet available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarters ended July 4, 2010 and July 5, 2009 was $2,418 and $4,682, respectively.  The total income tax benefit recognized in the income statement for share-based compensation during the quarter ended July 4, 2010 and July 5, 2009 was $940 and $1,835, respectively.

There are four types of awards outstanding under ATK’s stock incentive plans: performance awards, total stockholder return performance awards (“TSR awards”), restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance and TSR awards, grant of restricted stock, or exercise of stock options.

As of July 4, 2010, there were up to 380,136 shares reserved for performance awards for key employees.  Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares, up to 131,088 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2009 through fiscal 2011 period; up to 28,910 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2010 through fiscal 2012 period; and up to 220,138 shares will become payable only upon achievement of certain financial performance goals, including sales, EPS, and return on invested capital, for the fiscal 2011 through fiscal 2013 period;.  In May 2010, 189,128 shares were distributed or deferred based upon achievement of certain financial performance goals, including EPS, for the fiscal 2008 through fiscal 2010 period.

As of July 4, 2010, there were up to 76,744 shares reserved for TSR awards for key employees.  ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards.  The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award.  This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK’s stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.  The weighted average fair value of TSR awards granted was $44.91 during fiscal 2011.  There were no TSR awards granted during fiscal 2010.  The weighted average assumptions used in estimating the value of the TSR award during the quarter ended July 4, 2010 were as follows:

Assumptions
Risk-free rate	1.56%
Expected volatility	27.3%
Expected dividend yield	0%
Expected award life	3 years

Restricted stock issued to non-employee directors and certain key employees during the quarter ended July 4, 2010 totaled 61,675. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  ATK granted no options during the quarter ended July 4, 2010 or during fiscal 2010.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 1.75% and 2.75% as of July 4, 2010 and March 31, 2010, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	July 4, 2010		March 31, 2010
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,193)	$36,016	$(60,908)	$35,622
Unamortized discount	6,180	(3,043)	8,724	(4,280)
Present value amounts (payable) receivable	$(55,013)	$32,973	$(52,184)	$31,342

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $55,013 discounted liability as of July 4, 2010, $6,214 was recorded within other current liabilities and $48,799 was recorded within other long-term liabilities. Of the $32,973 discounted receivable, ATK recorded $5,731 within other current assets and $27,242 within other non-current assets. As of July 4, 2010, the estimated discounted range of reasonably possible costs of environmental remediation was $55,013 to $87,078.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•                  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK assumed responsibility for environmental compliance at the facilities acquired from Hercules (the Hercules Facilities). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts.  If ATK were unable to recover those environmental remediation costs under these contracts, ATK believes that these costs will be covered by Hercules Incorporated, a subsidiary of Ashland, Inc. (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK’s purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules’s representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000 and on federal lands on or before March 31, 2005.

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

16.  Share Repurchases

On August 5, 2008, ATK’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares.  The Board has determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31,609.  ATK did not repurchase any shares during fiscal 2010 or the quarter ended July 4, 2010.  As of July 4, 2010, there were 4,700,044 remaining shares authorized to be repurchased.

17.  Operating Segment Information

Effective April 1, 2010, ATK realigned its business structure into four operating groups.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The new operating structure better aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability.  As a result of this realignment, ATK’s four operating groups are:

•                  Aerospace Systems, consisting of the former Space System’s businesses and the aerospace structures business formerly within

Mission Systems.  Aerospace Systems, which generated 31% of ATK’s external sales in the quarter ended July 4, 2010, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Armament Systems, consisting of the former Armament System’s businesses (except for commercial products and tactical accessories) and the precision munitions business formerly within Mission Systems.  Armament Systems, which generated 36% of ATK’s external sales in the quarter ended July 4, 2010, develops and produces military small, medium, and large caliber ammunition, precision munitions, gun systems, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

•                  Missile Products, consisting of the remaining businesses within the former Mission Systems. Missile Products, which generated 13% of ATK’s external sales in the quarter ended July 4, 2010, operates across the following market areas: missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

•                  Security and Sporting, consisting of the commercial products and tactical accessories businesses formerly within Armament Systems, as well as the April 2010 acquisition of Blackhawk.  Security and Sporting, which generated 20% of ATK’s external sales in the quarter ended July 4, 2010, develops and produces commercial products and tactical systems and equipment.

The April 1, 2010 realignment is reflected in the information contained in this report for all periods presented.

The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 14% and 12% of total external sales during the quarters ended July 4, 2010 and July 5, 2009, respectively.

The following table summarizes ATK’s results by operating segment:

	Quarters Ended
	July 4, 2010	July 5, 2009
Sales to external customers:
Aerospace Systems	$369,364	$415,459
Armament Systems	438,900	401,988
Missile Products	156,313	176,870
Security and Sporting	237,574	214,817
Total external sales	1,202,151	1,209,134
Intercompany sales:
Aerospace Systems	2,865	6,124
Armament Systems	29,099	26,819
Missile Products	28,079	40,610
Security and Sporting	1,545	606
Corporate	(61,588)	(74,159)
Total intercompany sales	—	—
Total sales	$1,202,151	$1,209,134

Income before interest, income taxes, and noncontrolling interest:
Aerospace Systems	$35,799	$40,866
Armament Systems	49,641	42,645
Missile Products	16,524	16,554
Security and Sporting	32,976	22,383
Corporate	(1,887)	8,924
Total income before interest, income taxes, and noncontrolling interest	$133,053	$131,372

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

Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense.  The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments.  Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $5,003 and $4,890 for the quarters ended July 4, 2010 and July 5, 2009, respectively.

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

Forward-Looking Information is Subject to Risk and Uncertainty

Some of the statements made and information contained in this report, excluding historical information, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give ATK’s current expectations or forecasts of future events. Words such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” and similar expressions are used to identify forward-looking statements. From time to time, ATK also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements ATK makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

•                  reductions or changes in NASA or U.S. Government military spending and budgetary policies and sourcing strategy,

•                  increases in costs, which ATK may not be able to react to due to the nature of certain contracts or for other reasons,

•                  the potential termination of U.S. Government contracts and the potential inability to recover termination costs,

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

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  Additional information regarding these factors may be contained in ATK’s subsequent filings with the Securities and Exchange Commission, including Forms 8-K.

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

Effective April 1, 2010, ATK realigned its business structure into four operating groups.  As a result of this realignment, At July 4, 2010, ATK’s four operating groups are:

•                  Aerospace Systems, consisting of the former Space System’s business and the aerospace structures business formerly within Mission Systems.  Aerospace Systems, which generated 31% of ATK’s external sales in the quarter ended July 4, 2010, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Armament Systems, consisting of the former Armament System’s business (except for commercial products and tactical accessories) and the precision munitions business formerly within Mission Systems.  Armament Systems, which generated 36% of ATK’s external sales in the quarter ended July 4, 2010, develops and produces military small, medium, and large caliber ammunition, precision munitions, gun systems, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

•                  Missile Products, consisting of the remaining businesses formerly within Mission Systems.  Missile Products, which generated 13% of ATK’s external sales in the quarter ended July 4, 2010, operates across the following market areas: missiles, propulsion, missile defense, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

•                  Security and Sporting, consisting of the commercial products and tactical accessories business formerly within Armament Systems, as well as the April 2010 acquisition of Blackhawk Industries Products Group Unlimited, LLC (“Blackhawk”). Security and Sporting, which generated 20% of ATK’s external sales in the quarter ended July 4, 2010, develops and produces commercial products and tactical systems and equipment.

The April 1, 2010 realignment is reflected in the information contained in this report for all periods presented.

Financial Highlights and Notable Events

Certain notable events or activities affecting our fiscal 2011 financial results include the following:

Financial highlights for the quarter ended July 4, 2010

•      Quarterly diluted earnings per share of $2.24

•      Higher income before interest, income taxes, and noncontrolling interest as a percentage of sales is driven by company-wide cost management and efficiency improvements

•      Orders for the quarter ended July 4, 2010 of $1.0 billion with total backlog of $6.7 billion

•      Aerospace Systems realized expected reductions in first quarter sales of approximately $46.0 million compared to the prior year period related primarily to the wind-down of the Space Shuttle and Minuteman programs

Notable events for fiscal 2011

•                  On April 9, 2010, ATK acquired Blackhawk, a leading manufacturer of high quality tactical gear.  The purchase price was $172.3 million, subject to purchase price adjustments expected to be settled in fiscal 2011.  ATK believes that the acquisition provides ATK with a leading tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative and tactical accessories which will strengthen ATK’s position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets.   Blackhawk employs approximately 300 employees and is included in the Security and Sporting group.

•                  On July 13, 2010, ATK settled the examination of the fiscal 2007 and 2008 tax returns with the Internal Revenue Service (IRS).  This settlement will result in the recognition of approximately $22,000 of tax benefits in the second quarter of fiscal 2011.  This benefit includes the federal and state impact from the closure of the federal audit as well as reduction to the reserves for subsequent years.

Outlook

Government Funding — ATK is dependent on funding levels of the U.S. Department of Defense (DoD) and NASA.

The U.S. defense industry has experienced significant changes over the years. ATK management believes that the key to ATK’s continued success is to focus on performance, innovation, simplicity, and affordability. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures mount on procurement and research and development accounts. ATK will concentrate on developing systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks.

On February 1, 2010 the Quadrennial Defense Review (QDR) and Defense budgets were announced.  We believe there is continued overall budget funding support across ATK programs.

The Administration’s fiscal year 2011 budget request, released on February 1, 2010, includes the proposed cancellation of NASA’s Constellation space exploration program.  Congress will determine, as part of the 2011 authorization and appropriation legislative process, what the policy and funding levels for NASA will be and ultimately decide on the future funding level for the Constellation program.  We expect a decision from Congress in late calendar year 2010 or early 2011.  Current law continues funding for Constellation through government fiscal year 2010, and can be modified only by a subsequent appropriations Act from Congress.  At this time the impacts of the Administration’s budget proposal are still being reviewed.  However, if Congress significantly changes NASA’s budget or accepts the proposed cancellation of the Constellation program and related contracts, there could be a material adverse effect on ATK’s operating results, financial condition, and cash flows, including the potential for substantial termination liability.  If the program is terminated, the Company believes that it will be reimbursed for certain amounts previously incurred by ATK, as well as amounts to be incurred by ATK, as part of that termination (e.g. severance, environmental liabilities, termination administration, etc.).  There can be no assurance that ATK will be successful in collecting reimbursement of any termination liability costs.

In fiscal 2010, NASA sales relating to the Constellation contracts were approximately $370 million and as of July 4, 2010 ATK had approximately:

•                  $89 million of billed and unbilled receivables directly related to the program,

•                  $106 million of net property, plant, and equipment and other assets related to the Constellation and other contracts, and

•                  $515 million of goodwill recorded related to the Space Systems Operations reporting unit.

All of these assets would be subject to impairment testing should there be significant changes made to the Constellation contracts in future periods. We are confident, however, that ATK’s world class capabilities in solid propulsion and space systems will continue to play an important role in the nation’s space exploration programs.

Radford Army Ammunition Plant Facility Contract — The final request for proposal (“RFP”) for the Radford Army ammunition plant facility management contract has been released.  ATK’s current contract at Radford expires on March 31, 2010.  Loss of the Radford facility contract would reduce Armament System’s sales and profit.  Radford’s revenues represent approximately 5% of ATK’s total expected external sales for fiscal 2011; however, as there are multiple programs associated with Radford’s revenues, we would not expect to lose all sales should we lose the facility management contract.

Recent Developments in U.S. Cost Accounting Standards (CAS) Pension Recovery Rules — The Company maintains defined benefit plans that are subject to CAS and Pension Protection Act of 2006 (PPA) requirements.  On May 10, 2010, the CAS Board published an Advance Notice of Proposed Rulemaking that if adopted would provide a framework to partially harmonize the CAS rules with the PPA requirements.  The proposed CAS rule includes provisions for a transition period from the existing CAS requirement to a partially harmonized CAS requirement.  As published, the proposed rule would partially mitigate the near-term mismatch between PPA-amended Employee Retirement Income Security Act (ERISA) minimum contribution requirements, which would not yet be recoverable under CAS.  However, until the final rule is published, and to the extent that the final rule does not completely eliminate any mismatch between ERISA funding requirements and CAS, government contractors maintaining defined benefit pension plans in general would still experience a timing mismatch between required contributions and the CAS recoverable pension costs.  The CAS Board is expected to issue a final rule in 2010, which would apply to ATK’s contracts starting in fiscal 2012.

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2010 (fiscal 2010). The accounting policies used in preparing ATK’s interim fiscal 2011 consolidated financial statements are the same as those described in ATK’s Annual Report..

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

ATK believes its critical accounting policies are those related to:

•                  revenue recognition,

•                  employee benefit plans,

•                  income taxes,

•                  acquisitions, and

•                  accounting for goodwill.

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Results of Operations

Acquisitions

On April 9, 2010, ATK acquired Blackhawk, a leading manufacturer of high quality tactical gear.  The purchase price was $172,251, subject to purchase price adjustments expected to be settled in fiscal 2011.  ATK believes that the acquisition provides ATK with a leading tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative and tactical accessories which will strengthen ATK’s position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets.   Blackhawk employs approximately 300 employees and is included in the Security and Sporting group.  The purchase price allocation will be completed in fiscal 2011.  Most of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Blackhawk are included in ATK’s consolidated financial statements at the date of acquisition.  The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value.  Pro forma information on the results of operations for fiscal 2010 as if the acquisition had occurred at the beginning of fiscal 2010 is not being presented because the acquisition is not material to ATK for that purpose.

There were no acquisitions during fiscal 2010.

Sales

The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 14% and 12% of total external sales during the quarters ended July 4, 2010 and July 5, 2009, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended
	July 4, 2010	July 5, 2009	$ Change	% Change
Aerospace Systems	$369,364	$415,459	$(46,095)	(11.1)%
Armament Systems	438,900	401,988	36,912	9.2%
Missile Products	156,313	176,870	(20,557)	(11.6)%
Security and Sporting	237,574	214,817	22,757	10.6%
Total sales	$1,202,151	$1,209,134	$(6,983)	(0.6)%

The decrease in sales was driven by the program-related changes within the operating segments as described below.

Aerospace Systems.  The decrease in sales was primarily due to a $54,400 decrease in space systems operations which was driven by:

•               a $64,500 decrease resulting from the wind-down of the Space Shuttle Program which was partially offset by $36,500 of higher Ares I program sales,

•               a $15,400 reduction in strategic and commercial rocket motors driven by lower volume on the Minuteman program, and

•               a $14,400 decrease resulting from the termination of a space mission systems program during fiscal 2010.

These decreases were partially offset by a $7,600 increase in commercial aircraft structures due to the Airbus A350 program.

Armament Systems.  The increase in sales was driven by:

•               a $29,700 increase in small caliber systems due to continued strong customer requirements for small-caliber ammunition and facility modernization project sales, and

•               an increase of $28,900 in energetic systems at the Radford Army Ammunition Plant relating primarily to increased sales of rocket motor grains and timing of TNT sales.

These increases were partially offset by a $20,300 decrease in integrated weapon systems which was driven by timing of sales on medium-caliber ammunitions programs.

Missile Products.  The decrease in sales was driven by:

•                a $28,900 decrease within propulsion and controls primarily related to decreased scope and funding on the Attitude Control Motor and Standard Missile-3 programs, as well as completion of several programs during fiscal 2010.

These decreases were partially offset by an $11,000 increase in defense electronics driven by the timing of the AAR-47 Missile Warning System sales and higher production activity across multiple programs.

Security and Sporting.  The increase was primarily driven by:

•               an $18,300 increase in tactical systems driven primarily by the April 2010 acquisition of Blackhawk, and

•               an increase of $4,700 in commercial products due an increase in volume across all channels of trade.

Gross Profit

	Quarters Ended
	July 4, 2010	As a % of Sales	July 5, 2009	As a % of Sales	Change
Gross profit	$252,264	21.0%	$259,845	21.5%	$(7,581)

The decrease in gross profit for the quarter primarily relates to lower overall sales, particularly from the higher margin Space Shuttle and Minuteman programs.  This is partially offset with sales growth in other programs and improved operating efficiencies and cost management initiatives.

Operating Expenses

	Quarters Ended
	July 4, 2010	As a % of Sales	July 5, 2009	As a % of Sales	Change
Research and development	$13,888	1.2%	$15,378	1.3%	$(1,490)
Selling	40,361	3.4%	45,094	3.7%	(4,733)
General and administrative	64,962	5.4%	68,001	5.6%	(3,039)
Total	$119,211	10.0%	$128,473	10.6%	$(9,262)

Operating expenses decreased $9,262 from the prior year period.  This decrease was attributable to a reduction in research and development and general and administrative cost management initiatives put into place within Aerospace Systems to coincide with decreasing sales.  Selling expenses also decreased consistent with lower sales within both Aerospace Systems and Missile Products. The remainder of the operating expenses within the operating segments remained consistent with the prior year period.

These decreases were partially offset by higher pension expense and additional operating expenses generated for Blackhawk subsequent to the April 2010 acquisition.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarters Ended
	July 4, 2010	July 5, 2009	Change
Aerospace Systems	$35,799	$40,866	$(5,067)
Armament Systems	49,641	42,645	6,996
Missile Products	16,524	16,554	(30)
Security and Sporting	32,976	22,383	10,593
Corporate	(1,887)	8,924	(10,811)
Total	$133,053	$131,372	$1,681

The increase in income before interest, income taxes, and noncontrolling interest was due to program-related changes within the operating segments as described below.

Aerospace Systems.  The decrease primarily relates to lower sales within space systems operations.

Armament Systems.  The increase primarily relates to higher overall sales and improved margins in small caliber and energetic systems.

Missile Products.  Results remained consistent with the prior year period; however, the slight decrease was primarily driven by lower sales.

Security and Sporting.  The increase was primarily driven by higher sales and improved margins in commercial products.

Corporate.  Corporate income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The decrease from the prior year is driven by higher pension expense, slightly offset by cost-management initiatives.

Net Interest Expense

Net interest expense for the quarter ended July 4, 2010 was $17,629, a decrease of $3,220 compared to $20,849 in the comparable quarter of fiscal 2009 primarily due to the reduction in non-cash amortization of the debt discount (which declined primarily because amortization for the 2.75% Convertible Notes due 2024 was complete in August 2009, the first date that holders of these notes could have required ATK to repurchase the notes) as well as a decrease in the average borrowing rate.

Income Tax Provision

	Quarters Ended
	July 4, 2010	Effective Rate	July 5, 2009	Effective Rate	Change
Income tax provision	$40,647	35.2%	$41,040	37.1%	$(393)

The income tax provisions for the quarters ended July 4, 2010 and July 5, 2009 represent effective tax rates of 35.2% and 37.1%, respectively.  The decrease in the rate for the first quarter of fiscal 2011 from the prior year quarter is primarily due to increased benefits from the domestic manufacturing deduction and a lower state income tax rate which were partially offset by a reduced benefit from the federal research and development tax credit as it expired on December 31, 2009.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004.  As of July 4, 2010, the Internal Revenue Service had completed the audits of ATK through fiscal 2006 and on July 13, 2010, ATK settled the examination of the fiscal 2007 and 2008 tax returns with the IRS. This settlement will result in the recognition of approximately $22,000 of tax benefit in the second quarter of fiscal 2011, of which, approximately $2,000 relates to the reversal of a valuation allowance.  This benefit includes both the federal and state impact from the closure of the federal audit as well a reduction to the reserves in subsequent years.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $27,951 reduction of the uncertain tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $22,125 based on current estimates.

The federal R&D tax credit expired on December 31, 2009.  If the federal R&D tax credit is retroactively extended there would be a favorable impact to ATK’s fiscal 2011effective income tax rate.

Net Income

Net income for the quarter ended July 4, 2010 was $74,777, an increase of $5,294 compared to $69,483 in the comparable period of fiscal 2009. This increase was due to decreases in operating expenses of $9,262, net interest expense of $3,220, and income tax expenses of $393, partially offset by a decrease of $7,581 in gross profit.

Noncontrolling Interest

The noncontrolling interest in each period represents the noncontrolling owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

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

Cash Flow Summary

ATK’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the quarters ended July 4, 2010 and July 5, 2009 are summarized as follows:

	July 4, 2010	July 5, 2009	Change
Cash flows used for operating activities	$(91,824)	$(150,366)	$58,512
Cash flows used for investing activities	(207,219)	(30,912)	(176,307)
Cash flows used for financing activities	(2,863)	(529)	(2,334)
Net cash flows	$(301,906)	$(181,777)	$(120,129)

Operating Activities.

Net cash used for operating activities decreased by $58,512 from the prior year period primarily due to the absence of the $150,000 funding payment to the pension trust in fiscal 2010 and an increase in net income of $5,294.   These decreases in the use of cash were partially offset by a $65,016 increase in cash used for working capital to support higher commercial aerospace sales, more cash used to pay taxes in the current period, and the repayment of a government grant.

Cash used for working capital is defined as net receivables plus long-term receivables plus net inventories, less accounts payables and contract advances.

Investing Activities.

Net cash used for investing activities increased by $176,307 primarily due to the $172,251 paid in fiscal 2011 to acquire Blackhawk.  Cash used for capital expenditures was also up slightly over the comparable year period.

Financing Activities.

Net cash used for financing activities remained relatively consistent with the prior year.  The slight decrease was due to a reduction in proceeds from employee stock compensation plans resulting from a reduction in stock options exercised compared to the prior year.

Liquidity

In addition to ATK’s normal operating cash requirements, the Company’s principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, and any strategic acquisitions.  ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK’s debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility and the maturity of its 2.75% Convertible Notes due 2011 in fiscal year 2012, as discussed further below.  ATK’s other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances.

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

At this point in time, ATK’s access to liquidity sources has not been materially impacted by the current credit environment, and ATK does not expect that it will be materially impacted in the near future.  There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions. Within the next two years, ATK will be required to refinance its Senior Credit Facility which matures in March 2012.  ATK expects the future refinancing of this debt to result in higher interest costs given the current market conditions.  These higher interest rates could have an impact on the Company’s future operating results.

If market opportunities exist, ATK may choose to undertake financing actions to further enhance the Company’s liquidity position which could include obtaining new bank debt or capital market transactions.

Long-Term Debt and Credit Facilities

As of July 4, 2010 ATK had actual total indebtedness of $1,394,327 and the $500,000 Revolving Credit Facility provided for the potential of additional borrowings up to $325,325.  There were no outstanding borrowings under the Revolving Credit Facility as of July 4, 2010, although ATK had outstanding letters of credit of $174,675 which reduced amounts available under the facility.

ATK’s indebtedness at July 4, 2010 is comprised of the Company’s Senior Credit Facility which consists of a Term A Loan and a Revolving Credit Facility, the 2.75% Convertible Senior Subordinated Notes due 2011 (“the 2.75% Convertible Notes due 2011”), the 6.75% Senior Subordinated Notes due 2016 (“the 6.75% Notes due 2016”), the 2.75% Convertible Senior Subordinated Notes due 2024 (“the 2.75% Convertible Notes due 2024”), and the 3.00% Convertible Senior Subordinated Notes due 2024 (“3.00% Convertible Notes due 2024”).  See Note 11 “Long-Term Debt” to the consolidated financial statements in Part II, Item 8 for a detailed discussion of these borrowings.

Long-term debt, including the current portion, consisted of the following:

	July 4, 2010	March 31, 2010
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$257,813	$261,250
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
2.75% Convertible Senior Subordinated Notes due 2024	279,763	279,763
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	1,437,029	1,440,466
Less: Unamortized discounts	42,701	46,912
Carrying amount of long-term debt	1,394,328	1,393,554
Less: current portion	17,188	13,750
Carrying amount of long-term debt, excluding current portion	$1,377,140	$1,379,804

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

2.75% Convertible Notes due 2011

ATK’s 2.75% Convertible Notes due 2011 mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) in the event that the ATK stock price exceeds certain levels, upon the occurrence of certain corporate transactions, or during the last month prior to maturity.  ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.

In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK purchased, at a cost of $50,850, call options (the “Call Options”) on its common stock. The Call Options, which become exercisable upon conversion of the related convertible notes, allow ATK to purchase approximately 3.1 million shares of ATK’s common stock and/or cash from the counterparty at an amount equal to the amount of common stock and/or cash related to the excess conversion value that ATK would pay to the holders of the related convertible notes upon conversion. In addition, ATK sold warrants (the “Warrants”) to issue approximately 3.3 million shares of ATK’s common stock at an exercise price of $116.75 per share. The proceeds from the sale of the Warrants totaled $23,220. On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of ATK’s common stock in the event that the 2.75% Convertible Notes due 2011 are converted by effectively increasing the conversion price of these notes from $96.51 to $116.75. The Call Options and the Warrants are separate and legally distinct instruments that bind ATK and the counterparty and have no binding effect on the holders of the convertible notes.

6.75% Notes due 2016

ATK’s 6.75% Notes mature on April 1, 2016. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year. ATK has the right to redeem some or all of these notes from time to time on or after April 1, 2011, at specified redemption prices. Prior to April 1, 2011, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium.

2.75% Convertible Notes due 2024

ATK’s 2.75% Convertible Notes due 2024 mature on February 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year.  ATK is required to pay contingent interest at a rate driven by the average trading price of these notes if the trading price reaches specified levels during each six-month measurement period.  Based on the current trading price of these notes, ATK does not anticipate that the Company will be required to pay contingent interest for the foreseeable future.

ATK may redeem all of these notes in cash at any time.  Holders of these notes may require ATK to repurchase in cash some or all of the Notes on February 15, 2014 and February 15, 2019.  Note holders may also convert their notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $79.46 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.

3.00% Convertible Notes due 2024

ATK’s 3.00% Convertible Notes due 2024 mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year.  Beginning August 20, 2014, ATK will be required to pay contingent interest at a rate driven by the average trading price of these notes if the trading price reaches specified levels during the measurement period.

ATK may redeem all of these notes in cash at any time on or after August 20, 2014.  Holders of these notes may require ATK to repurchase in cash some or all of the Notes on August 15, 2014 and August 15, 2019.  Note holders may also convert their notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $79.75 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.

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

Covenants

ATK’s Senior Credit Facility imposes restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain the following financial ratios:

	Leverage Ratio	Interest Coverage Ratio
Requirement	<4.00	>3.00
Actual at July 4, 2010	2.15	12.91

The Leverage Ratio is based on ATK’s Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary noncash expenses, non-cash charges related to stock-based compensation, and intangible asset impairment charges). Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 4, 2010, ATK was in compliance with the financial covenants and ATK expects to be in compliance with the covenants in all of its long-term debt agreements for the foreseeable future.

The indentures governing the 6.75% Notes, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity.  As of July 4, 2010, ATK was in compliance with the indentures and expects to be in compliance with the indentures for the foreseeable future.

Credit Ratings

As of July 4, 2010, Moody’s Investors Service (“Moody’s”) had assigned ATK an issuer rating of Ba3, Standard & Poor’s Ratings Services (“S&P”) had assigned ATK a BB corporate credit rating and Fitch Ratings (“Fitch”) had assigned ATK an issuer rating of BB.

Share Repurchases

In fiscal 2009, ATK repurchased 299,956 shares for $31,609 and repurchased no additional shares in fiscal 2010.  See Note 14 to the consolidated financial statements in Part II, Item 8 of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  Share repurchase activity is expected to remain at a minimal level in fiscal 2011.  Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. ATK’s 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of July 4, 2010, this limit was approximately $520,000. As of July 4, 2010, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains certain senior debt limits, with an annual limit, when those debt limits are not met, of $50,000 plus proceeds of any equity issuances plus 50% of net income since March 29, 2007.

Other Contractual Obligations and Commitments

There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in ATK’s Annual Report on Form 10-K for fiscal 2010.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 1.75% and 2.75% as of July 4, 2010 and March 31, 2010, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	July 4, 2010		March 31, 2010
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,193)	$36,016	$(60,908)	$35,622
Unamortized discount	6,180	(3,043)	8,724	(4,280)
Present value amounts (payable) receivable	$(55,013)	$32,793	$(52,184)	$31,342

As of July 4, 2010, the estimated discounted range of reasonably possible costs of environmental remediation was $55,013 to $87,078.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

NEW ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements for the quarter ended July 4, 2010.

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

Significant increases in commodities can negatively impact operating results with respect to ATK’s firm fixed-price contract to supply the DoD’s small-caliber ammunition needs. Depending on market conditions, ATK has occasionally entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the new four-year contract by the terms within that contract, which is expected to continue into 2014.  However, if metal prices exceed pre-determined levels, Armament Systems’ operating results could be adversely impacted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section titled “Inflation and Commodity Price Risk.”

There have been no material changes in ATK’s market risk during the quarter ended July 4, 2010. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 4, 2010, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended July 4, 2010, we transitioned certain business units, representing approximately 20% of ATK external sales, from an old accounting system to a newer existing accounting system.  We believe this newer accounting system is more sustainable and enhances our internal controls over financial reporting.  There were no other changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, describes all known material risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results, and future prospects.  The discussion below includes updates to those risk factor disclosures.

ATK’s business could be adversely impacted by reductions or changes in NASA or U.S. Government military spending.

As the majority of ATK’s sales are to the U.S. Government and its prime contractors, ATK depends heavily on the contracts underlying these programs. Significant portions of ATK’s sales come from a small number of contracts. ATK’s top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 30% of fiscal 2010 sales. ATK’s military small-caliber ammunition contract contributed approximately 13% of total fiscal 2010 sales.  The loss or significant reduction of a material program in which ATK participates could have a material adverse effect on ATK’s operating results, financial condition, or cash flows.

ATK’s small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant (Lake City) in Independence, MO. Lake City is the Army’s principal small-caliber ammunition production facility and is the primary supplier of the U.S. military’s small-caliber ammunition needs. ATK took over operation of this facility on April 1, 2000 and is responsible for the operation and management, including leasing excess space to third parties in the private sector. ATK had a 10-year production contract to supply the Army’s small-caliber ammunition needs that expired April 1, 2010.  ATK has reached agreement with the U.S. Army on a four-year supply contract as the primary supplier of small-caliber ammunition to the U.S. DoD for both its training and tactical needs.  Production on the new contract is expected to continue into fiscal 2014. During this same period, ATK will complete government funded projects for modernization of the facility.  ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 11 years after the plant production contract, if the plant production contract is not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract.   Future ATK production under this contract or levels of government spending cannot be predicted with certainty.

In 2006, ATK was chosen by NASA to design, develop, and manufacture the first-stage for the next-generation Ares I Crew Launch Vehicle, which is intended to replace the Space Shuttle launch system scheduled for retirement from service as early as 2010.  As the prime contractor for the first-stage, in addition to a new five-segment motor derived from the Space Shuttle’s four-segment Reusable Solid Rocket Motor (“RSRM”), ATK is also responsible for thrust vector control, stage separation motors, forward and aft interface structures, ordnance, and parachute recovery systems.  ATK believes that its RSRM products used on the Space Shuttle and the Ares I Crew Launch Vehicle for NASA’s Constellation space exploration program will be important to achieving affordable launch systems for NASA.  In August 2009, NASA released a study, referred to as the Augustine Report, which formed the basis of the Administration’s budget released on February 1, 2010.  The Administration’s released budget includes the proposed cancellation of NASA’s Constellation space exploration program.  Congress will determine, as part of the 2011 authorization and appropriation legislative process, what the policy and funding levels for NASA will be and ultimately decide on the future funding level for the Constellation program.   Current law continues funding for the Constellation program through government fiscal year 2010, and can be modified only by a subsequent appropriations Act by Congress.  At this time the impacts of the Administration’s budget proposal are still being reviewed.  However, if Congress significantly changes NASA’s budget or accepts the proposed cancellation of the Constellation program and related contracts, there could be a material adverse effect on ATK’s operating results, financial condition, and cash flows, including the potential for substantial termination liability.

In fiscal 2010, NASA sales relating to the Constellation contracts were approximately $370 million and as of July 4, 2010 ATK had approximately:

•                  $89 million of billed and unbilled receivables directly related to the program,

•                  $106 million of net property, plant, and equipment and other assets related to the Constellation and other contracts, and

•                  $515 million of goodwill recorded related to the Space Systems Operations reporting unit.

All of these assets would be subject to impairment testing should there be significant changes made to the Constellation contracts in future periods.

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

ATK is subject to the risk that the U.S. Government may terminate its contracts with its suppliers, either for convenience or in the event of a default by the contractor. If a cost-plus contract is terminated, the contractor is entitled to reimbursement of its approved costs. If the contractor would have incurred a loss had the entire contract been performed, then no profit is allowed by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated, the contractor is entitled to receive payment for items delivered to and accepted by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. While the contractor is entitled to these claims under either type of contract, there can be no assurance that these amounts will be recovered.  If a contract termination is for default:

•                  the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government,

•                  the U.S. Government is not liable for the contractor’s costs for unaccepted items, and is entitled to repayment of any advance payments and progress payments related to the terminated portions of the contract, and

•                  the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1 — May 2	1,108	$81.77	—
May 3 — May 30	61,299	78.45	—
May 31 — July 4	1,917	66.98	—
Fiscal quarter ended July 4, 2010	64,324	$78.17	—	4,700,044

(1)        All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)        On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares.  The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million.  ATK repurchased no shares during fiscal 2010 or the quarter ended July 4, 2010. As of July 4, 2010, there were 4,700,044 remaining shares authorized to be repurchased.

The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK’s debt instruments as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Debt,” is incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.1	Separation Agreement and General Release of Claims between the Registrant and John J. Cronin dated April 7, 2010 (Exhibit 10.1 to Form 8-K dated April 7, 2010).
10.2	Alliant Techsystems Inc. Income Security Plan, As Amended and Restated, Effective May 3, 2010 (Exhibit 10.1 to Form 8-K dated May 3, 2010).
10.3	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2011-2013 Performance Period.
10.4	Form of Relative Stockholder Return Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2011-2013 Performance Period.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: August 11, 2010	By:	/s/ John L. Shroyer
Name:		John L. Shroyer
Title:		Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)