Form 10-Q
period 2010-10-03
ALLIANT TECHSYSTEMS INC
filed 2010-11-09
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

As of October 31, 2010, 33,301,205 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

	QUARTERS ENDED		SIX MONTHS ENDED
(In thousands except per share data)	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Sales	$1,209,235	$1,207,964	$2,411,386	$2,417,098
Cost of sales	958,145	962,262	1,908,032	1,911,551
Gross profit	251,090	245,702	503,354	505,547
Operating expenses:
Research and development	15,767	15,886	29,655	31,264
Selling	38,889	45,202	79,250	90,296
General and administrative	62,076	49,740	127,038	117,741
Income before interest, income taxes, and noncontrolling interest	134,358	134,874	267,411	266,246
Interest expense	(20,345)	(19,361)	(38,044)	(40,296)
Interest income	58	124	128	210
Income before income taxes and noncontrolling interest	114,071	115,637	229,495	226,160
Income tax provision	16,686	43,020	57,333	84,060
Net income	97,385	72,617	172,162	142,100
Less net income attributable to noncontrolling interest	139	107	272	159
Net income attributable to Alliant Techsystems Inc.	$97,246	$72,510	$171,890	$141,941

Alliant Techsystems Inc.’s earnings per common share:
Basic	$2.93	$2.21	$5.19	$4.33
Diluted	2.91	2.19	5.14	4.28

Alliant Techsystems Inc.’s weighted-average number of common shares outstanding:
Basic	33,162	32,718	33,104	32,681
Diluted	33,426	33,139	33,413	33,151

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Amounts in thousands except share data)	October 3, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$265,660	$393,893
Net receivables	1,052,048	902,750
Net inventories	268,165	236,074
Income tax receivable	23,032	—
Deferred income tax assets	68,766	67,813
Other current assets	85,564	118,448
Total current assets	1,763,235	1,718,978
Net property, plant, and equipment	553,158	561,931
Goodwill	1,249,874	1,183,910
Deferred income tax assets	126,737	140,439
Deferred charges and other non-current assets	410,813	264,366
Total assets	$4,103,817	$3,869,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$300,000	$13,750
Accounts payable	271,917	273,718
Contract advances and allowances	118,464	106,819
Accrued compensation	137,075	172,630
Accrued income taxes	—	14,609
Other accrued liabilities	204,180	206,289
Total current liabilities	1,031,636	787,815
Long-term debt	1,190,743	1,379,804
Postretirement and postemployment benefits liabilities	136,810	142,541
Accrued pension liability	627,650	622,576
Other long-term liabilities	114,878	129,466
Total liabilities	3,101,717	3,062,202
Commitments and contingencies (Note 15)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—33,290,652 shares at October 3, 2010 and 33,047,018 shares at March 31, 2010	333	330
Additional paid-in-capital	567,500	578,046
Retained earnings	1,871,066	1,699,176
Accumulated other comprehensive loss	(806,764)	(821,086)
Common stock in treasury, at cost— 8,264,797 shares held at October 3, 2010 and 8,508,431 shares held at March 31, 2010	(639,135)	(657,872)
Total Alliant Techsystems Inc. stockholders’ equity	993,000	798,594
Noncontrolling interest	9,100	8,828
Total stockholders’ equity	1,002,100	807,422
Total liabilities and stockholders’ equity	$4,103,817	$3,869,624

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED
(In thousands)	October 3, 2010	October 4, 2009
Operating activities
Net income	$172,162	$142,100
Adjustments to net income to arrive at cash provided by (used for) operating activities:
Depreciation	47,416	49,571
Amortization of intangible assets	5,500	2,479
Amortization of debt discount	8,439	11,708
Amortization of deferred financing costs	2,405	1,419
Asset impairment	—	11,405
Deferred income taxes	4,344	1,365
Loss (gain) on disposal of property	2,727	(483)
Share-based plans expense	5,269	8,580
Excess tax benefits from share-based plans	(170)	(981)
Changes in assets and liabilities:
Net receivables	(221,485)	(90,798)
Net inventories	(32,165)	45,707
Accounts payable	12,398	(113,315)
Contract advances and allowances	11,645	9,875
Accrued compensation	(48,423)	(54,405)
Accrued income taxes	(47,358)	33,260
Pension and other postretirement benefits	39,101	(124,960)
Other assets and liabilities	50,422	20,039
Cash provided by (used for) operating activities	12,227	(47,434)
Investing activities
Capital expenditures	(53,174)	(67,147)
Acquisition of business (Note 4)	(172,251)	5,002
Proceeds from the disposition of property, plant, and equipment	45	1,267
Cash used for investing activities	(225,380)	(60,878)
Financing activities
Payments made on bank debt	(3,438)	(7,041)
Payments made to extinguish debt	(257,813)	—
Proceeds from issuance of long-term debt	350,000	—
Payments made for debt issue costs	(5,819)	—
Proceeds from employee stock compensation plans	1,820	2,651
Excess tax benefits from share-based plans	170	981
Cash provided by (used for) financing activities	84,920	(3,409)
Decrease in cash and cash equivalents	(128,233)	(111,721)
Cash and cash equivalents - beginning of period	393,893	336,700
Cash and cash equivalents - end of period	$265,660	$224,979

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$1,421	$3,891

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Amounts in thousands except	Common Stock $.01 Par Value		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total
share data)	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
For the six months ended October 3, 2010:
Balance at March 31, 2010	33,047,018	$330	$578,046	$1,699,176	$(821,086)	$(657,872)	$8,828	$807,422
Comprehensive income:
Net income		—	—	171,890	—	—	272	172,162
Other comprehensive income (see Note 8):
Adjustments, net		—	—	—	14,322	—	—	14,322
Comprehensive income								186,484
Exercise of stock options	32,108	—	(663)	—	—	2,483	—	1,820
Restricted stock grants	79,485	—	(6,269)	—	—	6,269	—	—
Share-based compensation	—	—	5,269	—	—	—	—	5,269
Performance shares issued net of treasury stock withheld	137,008	—	(16,928)	—	—	10,507	—	(6,421)
Tax benefit related to share based plans and other	—	—	7,881	—	—	—	—	7,881
Employee benefit plans and other	(4,967)	3	164	—	—	(522)	—	(355)
Balance at October 3, 2010	33,290,652	$333	$567,500	$1,871,066	$(806,764)	$(639,135)	$9,100	$1,002,100

For the six months ended October 4, 2009:
Balance at March 31, 2009	32,783,496	$328	$574,674	$1,420,462	$(651,652)	$(677,841)	$8,598	$674,569
Comprehensive income:
Net income		—	—	141,941	—	—	159	142,100
Other comprehensive income (see Note 7):
Adjustments, net		—	—	—	21,885	—	—	21,885
Comprehensive income								163,985
Exercise of stock options	56,390	—	(1,707)	—	—	4,358	—	2,651
Restricted stock grants	19,389	—	(2,023)	—	—	2,023	—	—
Share-based compensation	—	—	8,580	—	—	—	—	8,580
Performance shares issued net of treasury stock withheld	71,540	—	(8,439)	—	—	5,214	—	(3,225)
Tax benefit related to share based plans and other	—	—	6,454	—	—	—	—	6,454
Employee benefit plans and other	(2,856)	1	247	—	—	(771)	—	(523)
Balance at October 4, 2009	32,927,959	$329	$577,786	$1,562,403	$(629,767)	$(667,017)	$8,757	$852,491

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended October 3, 2010

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (“fiscal 2010”).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of October 3, 2010, and its results of operations and cash flows for the quarters and six months ended October 3, 2010 and October 4, 2009.

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

Derivative financial instruments and hedging activities — In order to manage its exposure to commodity pricing and foreign currency risk, ATK periodically utilizes commodity and foreign currency derivatives, which are considered Level 2 instruments.  As discussed further in Note 7, ATK has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency.  Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace.  Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.

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

The following tables set forth by level within the fair value hierarchy ATK’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of October 3, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$11,676	$—
Derivatives	—	50,797	—

Liabilities
Derivatives	$—	$—	$—

	As of March 31, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$21,925	$—
Derivatives	—	66,354	—

Liabilities
Derivatives	$—	$772	$—

In addition to the assets and liabilities at March 31, 2010 noted in the table above, ATK also had intangible and other long-lived assets that were written down to their fair value of $0 during fiscal 2010, resulting in impairment charges of $38,008 and $11,405, respectively, during the fourth quarter of fiscal 2010.  These are considered Level 3 assets.

The following table presents ATK’s assets and liabilities that are not measured at fair value on a recurring basis.  The carrying values and estimated fair values were as follows:

	As of October 3, 2010		As of March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,490,743	$1,580,392	$1,132,304	$1,243,095
Variable rate debt	—	—	261,250	252,106

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

On April 9, 2010, ATK acquired Blackhawk Industries Products Group Unlimited, LLC (“Blackhawk”) for a purchase price of $172,251 subject to purchase price adjustments expected to be finalized in fiscal 2011.  Blackhawk is a leading manufacturer of high quality tactical gear.  ATK believes that the acquisition provides ATK with a leading tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative and tactical accessories which will strengthen ATK’s position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets.   Blackhawk employs approximately 300 employees and is included in the Security and Sporting group.  The purchase price allocation will be completed in fiscal 2011.  Most of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Blackhawk are included in ATK’s consolidated financial statements at the date of acquisition.  The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value.  Subsequent to the April 2010 acquisition, ATK has recorded sales of approximately $22,000 and $39,000 and income before interest, income taxes, and noncontrolling interest of approximately $3,500 and $2,500 in the quarter and six months ended October 3, 2010, respectively, associated with the operations of this acquired business.  Pro forma information on the results of operations for fiscal 2010 as if the acquisition had occurred at the beginning of fiscal 2010 is not being presented because the acquisition is not material to ATK for that purpose.

There were no acquisitions during fiscal 2010.

5.     Goodwill and Deferred Charges and Other Non-Current Assets

The changes in the carrying amount of goodwill by operating segment during the six months ended October 3, 2010 and year ended March 31, 2010 were as follows:

	Aerospace Systems	Armament Systems	Missile Products	Security and Sporting	Total
Balance at April 1, 2009	$676,516	$124,558	$242,389	$152,523	$1,195,986
Adjustment	—	—		(12,076)	(12,076)
Balance at March 31, 2010	$676,516	$124,558	$242,389	$140,447	$1,183,910
Acquisition	—	—	—	65,964	65,964
Balance at October 3, 2010	$676,516	$124,558	$242,389	$206,411	$1,249,874

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

Deferred charges and other non-current assets consist of the following:

	October 3, 2010	March 31, 2010
Gross debt issuance costs	$20,758	$18,060
Less accumulated amortization	(9,296)	(10,011)
Net debt issuance costs	11,462	8,049
Other intangible assets	137,879	64,779
Long term receivables	151,560	78,025
Environmental remediation receivable	27,570	26,161
Commodity forward contracts	15,066	27,744
Other non-current assets	67,276	59,608
Total deferred charges and other non-current assets	$410,813	$264,366

The long term receivables represent unbilled receivables on long term commercial aerospace contracts and other programs that ATK does not expect to collect within the next fiscal year.

Included in other intangible assets in the table above is $38,998 of non-amortizing intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite, and $98,881 of amortizing intangible assets which include the following:

	October 3, 2010			March 31, 2010
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$—	$—	$—	$23,404	$(23,404)	$—
Trade name	66,060	(2,358)	63,702	860	(123)	737
Technology	17,400	(1,205)	16,195	10,700	—	10,700
Customer relationships and other	35,002	(16,018)	18,984	28,557	(14,213)	14,344
Total	$118,462	$(19,581)	$98,881	$63,521	$(37,740)	$25,781

As discussed in Note 4, in April 2010 ATK acquired Blackhawk and has recorded the preliminary fair value of intangible assets associated with the acquisition.  These assets include items such as a trade name, technology, and customer relationships.  The fair value recorded related to these intangibles increased the gross carrying amount of amortizing intangibles in the table above by $78,600 from March 31, 2010.  The final purchase price allocation will be completed in fiscal 2011.

During fiscal 2011 ATK wrote-off the $23,659 gross carrying amount and associated accumulated amortization of fully amortized intangible assets primarily relating to customer contracts acquired in past business combinations that have now expired.

On March 31, 2010, ATK determined that $10,700 of patented technology that had previously been determined to have an indefinite life now has a finite useful life.  Effective April 1, 2010, ATK began amortizing this asset over an estimated useful life of 10 years.

The assets identified in the table above are being amortized over their estimated useful lives over a weighted average remaining period of approximately 11.4 years. Amortization expense for the quarter and six months ended October 3, 2010 was $2,711 and $5,500, respectively.  Amortization expense for the quarter and six months ended October 4, 2009 was $1,239 and $2,479, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2011	$5,659
Fiscal 2012	11,145
Fiscal 2013	11,145
Fiscal 2014	10,278
Fiscal 2015	9,328
Thereafter	51,326
Total	$98,881

6.     Earnings Per Share Data

Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 11) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarters and six months ended October 3, 2010 and October 4, 2009, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Six Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Weighted-average basic shares outstanding	33,162	32,718	33,104	32,681
Dilutive effect of stock-based awards	264	421	309	448
Dilutive effect of contingently issuable shares	—	—	—	22
Weighted-average diluted shares outstanding	33,426	33,139	33,413	33,151

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	5	5	5	5

As discussed further in Note 11, contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes due 2024, 2.75% Convertible Senior Subordinated Notes due 2024, and 2.75% Convertible Senior Subordinated Notes due 2011 are not included in diluted EPS for the quarter or six months ended October 3, 2010 as ATK’s average stock price during both periods did not exceed the triggering price of $79.75, $79.46, or $96.51, respectively.  These contingently issuable shares are also excluded from diluted EPS for the quarter ended October 4, 2009 as the triggering prices mentioned above were not met during that period.

Contingently issuable shares related to ATK’s 3.00% Convertible Notes due 2024 and 2.75% Convertible Notes due 2024 are included in diluted EPS for the six months ended October 4, 2009, based on ATK’s average stock price during that period; however, contingently issuable shares related to ATK’s 2.75% Convertible Senior Subordinated Notes due 2011 are not included in diluted EPS for the six months ended October 4, 2009 as ATK’s average stock price during the quarters did not exceed $96.51.

The Warrants, as discussed in Note 11, are not included in diluted EPS as ATK’s average stock price during the quarters and six months ended October 3, 2010 and October 4, 2009 did not exceed $116.75.

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

ATK entered into forward contracts for copper and zinc during fiscal 2011 and fiscal 2010.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated Other Comprehensive Income (Loss) in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased.   As of October 3, 2010, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	40,975,000
Zinc	15,775,000

ATK entered into foreign currency forward contracts during fiscal 2011 and fiscal 2010.  These contracts are used to hedge forecasted inventory purchases and subsequent payments denominated in Euros and are designated and qualify as effective cash flow hedges.  Ineffectiveness with respect to forecasted inventory purchases is calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable is evaluated based on the change in fair value of its anticipated settlement.  The fair value of these contracts is recorded within other accrued liabilities and the effective portion is reflected in accumulated Other Comprehensive Income (Loss) in the financial statements.  The gains or losses on these contracts are recorded in earnings when the related inventory is sold.  As of October 3, 2010, ATK had the following outstanding foreign currency forward contract in place:

Number of Euros
Euros	5,076,072

The table below presents the fair value and location of ATK’s derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of October 3, 2010 and March 31, 2010:

		Asset Derivatives		Liability Derivatives
		Fair value as of		Fair value as of
	Location	October 3, 2010	March 31, 2010	October 3, 2010	March 31, 2010
Commodity forward contracts	Other current assets	$35,619	$38,610	$—	$—
Commodity forward contracts	Deferred charges and other non-current assets	15,066	27,744	—	—
Foreign currency forward contracts	Other non-current assets / other accrued liabilities	112	—	—	772
Total		$50,797	$66,354	$—	$772

Due to the nature of ATK’s business, the benefits and risks associated with the commodity contracts may be passed on to the customer and not realized by ATK.

For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Quarter ended October 3, 2010
Commodity forward contracts	$50,685	Cost of Sales	$7,845	Cost of Sales	$—
Foreign currency forward contract	112	Cost of Sales	—	Cost of Sales	—
Quarter ended October 4, 2009
Commodity forward contracts	$24,119	Cost of Sales	$—	Cost of Sales	$—
Six Months ended October 3, 2010
Commodity forward contracts	$50,685	Cost of Sales	$16,805	Cost of Sales	$—
Foreign currency forward contract	112	Cost of Sales	—	Cost of Sales	—
Six Months ended October 4, 2009
Commodity forward contracts	$24,119	Cost of Sales	$—	Cost of Sales	$—

All derivatives used by ATK during the quarters and six months ended October 3, 2010 and October 4, 2009 were designated as and qualify to be accounted for as hedging instruments.

8.              Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and six months ended October 3, 2010 and October 4, 2009 were as follows:

	Quarters Ended		Six Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Net income	$97,385	$72,617	$172,162	$142,100
Other comprehensive income:
Pension and other postretirement benefit liabilities, net of income taxes of $(7,632), $(1,826), $(15,265), and $(3,498), respectively	12,247	2,881	24,494	5,913
Change in fair value of derivatives, net of income taxes of $(11,355), $(6,638), $6,378, and $(9,467), respectively	17,761	10,319	(9,975)	14,652
Change in fair value of available-for-sale securities, net of income taxes of $(135), $(406), $126 and $(853), respectively	211	635	(197)	1,320
Total other comprehensive income	30,219	13,835	14,322	21,885
Comprehensive income	127,604	86,452	186,484	163,985
Comprehensive income attributable to noncontrolling interest	139	107	272	159
Comprehensive income attributable to Alliant Techsystems Inc.	$127,465	$86,345	$186,212	$163,826

The components of accumulated OCI, net of income taxes, are as follows:

	October 3, 2010	March 31, 2010
Derivatives	$29,731	$39,706
Pension and other postretirement benefit liabilities	(837,862)	(862,356)
Available-for-sale securities	1,367	1,564
Total accumulated other comprehensive loss	$(806,764)	$(821,086)

The pre-tax activity in other comprehensive income related to the forward contracts discussed in Note 7 was as follows:

	Quarters Ended		Six Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Beginning of period unrealized gain in accumulated OCI	$20,885	$7,162	$65,582	$—
Increase in fair value of derivatives	37,757	16,957	2,020	24,119
Gains reclassified from OCI, offsetting the price paid to suppliers	(7,845)	—	(16,805)	—
End of period unrealized gain in accumulated OCI	$50,797	$24,119	$50,797	$24,119

There was no ineffectiveness recognized in earnings for these contracts during the quarters or six months ended October 3, 2010 or October 4, 2009.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

9.              Inventories

Inventories consist of the following:

	October 3, 2010	March 31, 2010
Raw materials	$97,145	$69,002
Work in process	83,718	91,338
Finished goods	87,302	75,734
Net inventories	$268,165	$236,074

10.       Other Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	October 3, 2010	March 31, 2010
Employee benefits and insurance, including pension and other postretirement benefits	$80,715	$70,594
Government grant	—	24,768
Warranty	15,139	14,010
Interest	3,864	3,957
Environmental remediation	6,384	5,641
Rebate	9,314	5,433
Deferred lease obligation	20,602	17,837
Other	68,162	64,049
Total other accrued liabilities – current	$204,180	$206,289

Environmental remediation	$49,493	$46,543
Management nonqualified deferred compensation plan	21,407	19,871
Non-current portion of accrued income tax liability	14,782	32,380
Deferred lease obligation	14,263	13,754
Other	14,933	16,918
Total other long-term liabilities	$114,878	$129,466

The government grant represented amounts received from the government that were paid back during fiscal 2011 because it was determined that the future investment and employment levels would not be met.

ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.  The following is a reconciliation of the changes in ATK’s product warranty liability during the six months ended October 3, 2010:

Balance at April 1, 2010	$14,010
Warranties issued	684
Payments made	(367)
Changes related to preexisting warranties	23
Balance at July 4, 2010	$14,350
Warranties issued	850
Payments made	(4)
Changes related to preexisting warranties	(57)
Balance at October 3, 2010	$15,139

11.       Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	October 3, 2010	March 31, 2010
Senior Credit Facility dated March 29, 2007 (1):
Term A Loan due 2012	$—	$261,250
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011 (2) (3)	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020 (4)	350,000	—
2.75% Convertible Senior Subordinated Notes due 2024 (5)	279,763	279,763
3.00% Convertible Senior Subordinated Notes due 2024 (6)	199,453	199,453
Principal amount of long-term debt	1,529,216	1,440,466
Less: Unamortized discounts	38,473	46,912
Carrying amount of long-term debt	1,490,743	1,393,554
Less: current portion	300,000	13,750
Carrying amount of long-term debt, excluding current portion	$1,190,743	$1,379,804

(1)   Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate (currently equal to the bank’s prime rate) or a Eurodollar rate plus an applicable margin, which is based on ATK’s senior secured credit ratings. There were no borrowings on the Term A Loan at October 3, 2010. In connection with the payoff of the remaining Term A Loan balance, ATK wrote-off the remaining deferred debt issuance costs of $936 in the quarter ended October 3, 2010.  The annual commitment fee in effect on the unused portion of ATK’s Revolving Credit Facility was 0.20% at October 3, 2010.  As of October 3, 2010, ATK had no borrowings outstanding against its $500,000 revolving credit facility and had outstanding letters of credit of $160,457, which reduced amounts available on the revolving facility to $339,543. ATK had no short-term borrowings during the six months ended October 3, 2010 and October 4, 2009.

On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement (“the New Senior Credit Facility”), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015.  The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015.  Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the New Senior Credit Facility.  Borrowings under the New Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin.  Each margin is based on ATK’s senior secured credit ratings.  Based on ATK’s current credit rating, the current base rate margin in 1.25% and the current Eurodollar margin is 2.25%.  ATK will pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings.  Based on ATK’s current rating, this fee is 0.35%.  Debt issuance costs will be amortized over the term of the New Senior Credit Facility.

(2)          In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (“the 2.75% Convertible Notes due 2011”) that mature on September 15, 2011. As these notes are due within one year, they are classified as current as of October 3, 2010.  Interest on these notes is payable on March 15 and September 15 of each year.  The contingently issuable shares had no impact on the number of ATK’s diluted shares outstanding during the quarters and six months ended October 3, 2010 or October 4, 2009 because ATK’s average stock price during those periods was below the conversion price.

(3)          In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK purchased, at a cost of $50,850, call options (the Call Options) on its common stock. The Call Options, which become exercisable upon conversion of the related convertible notes, allow ATK to purchase approximately 3.1 million shares of ATK’s common stock and/or cash from the counterparty at an amount equal to the amount of common stock and/or cash related to the excess conversion value that ATK would pay to the holders of the related convertible notes upon conversion. In addition, ATK sold warrants (“the Warrants”) to issue approximately 3.3 million shares of ATK’s common stock at an exercise price of $116.75 per share. The proceeds from the sale of the Warrants totaled $23,220.  In accordance with current authoritative guidance, ATK recorded the net cost of the Call Options and the Warrants of $27,630 in additional paid-in-capital and will not recognize any changes in the fair value of the instruments. On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of ATK’s common stock in the event that the 2.75% Convertible Notes due 2011 are converted by effectively increasing the conversion price of these notes from $96.51 to $116.75. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.  The Warrants will result in additional diluted shares outstanding if ATK’s average common stock price exceeds $116.75.

(4)          In September 2010, ATK issued $350,000 aggregate principal amount of 6.875% Senior Subordinated Notes (“the 6.875% Notes”) that mature on September 15, 2020. These notes are general unsecured obligations.  Interest on these notes is payable on March 15 and September 15 of each year.  ATK has the right to redeem some or all of these notes from time to time on or after September 15, 2015, at specified redemption prices. Prior to September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to September 15, 2013, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.875% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs related to these notes will be amortized to interest expense over ten years.

(5)          In September 2010, ATK notified holders of its 2.75% Convertible Senior Subordinated Notes (“the 2.75% Convertible Notes”), that were to mature on February 15, 2024, of its intention to redeem the notes on October 14, 2010.  Following notification of the redemption, holders of these notes had the right to convert their notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount (a conversion rate of $79.46 per share).  Of the $279,763 aggregate principal amount outstanding, $279,735 were redeemed, which ATK paid in cash. Holders of the remaining $28 elected to convert their Notes and will be paid following the end of the conversion period in November.  Because ATK has the intent and ability to refinance the 2.75% Convertible Notes due 2024 with long-term debt, as evidenced by the New Senior Revolving Credit Facility entered into in October 2010 (as discussed above), these notes are classified as long-term as of October 3, 2010.

Prior to the redemption, holders could have converted their 2.75% Notes under specified conditions.  The condition was met in fiscal 2009 and $71 of these notes were converted in fiscal 2009.  The condition was not satisfied during the quarter ended October 3, 2010.  These contingently issuable shares did not impact the number of ATK’s diluted shares outstanding during the quarter or six months ended October 3, 2010, or the quarter ended October 4, 2009, because ATK’s average stock price did not exceed the conversion price during those periods; however, the contingently issuable shares did increase the number of diluted shares by 18,198 during the six months ended October 4, 2009 because ATK’s average stock price exceeded the conversion price during that period.

(6)          In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (“the 3.00% Convertible Notes”) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at October 3, 2010 and March 31, 2010.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share).  The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended October 3, 2010, therefore the remaining principal amount of $199,453 was classified as long-term.  These contingently issuable shares did not impact the number of ATK’s diluted shares outstanding during the quarter or six months ended October 3, 2010, or the quarter ended October 4, 2009, because ATK’s average stock price did not exceed the conversion price during those periods; however, the contingently issuable shares increased the number of diluted shares by 3,979 during the six months ended October 4, 2009 because ATK’s average stock price did exceed the conversion price during that period.

The current authoritative accounting literature requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This provision applies to the convertible debt instruments discussed above.  The unamortized discount is amortized through interest expense into earnings over the expected term of the convertible notes.  The following tables provide additional information about ATK’s convertible notes:

	October 3, 2010
	2.75% due 2011	3.00% due 2024	2.75% due 2024	Total
Carrying amount of the equity component	$50,779	$56,849	$43,568	$151,196
Principal amount of the liability component	300,000	199,453	279,763	779,216
Unamortized discount of liability component	11,557	26,916	—	38,473
Net carrying amount of liability component	288,443	172,537	279,763	740,743
Remaining amortization period of discount	12 months	167 months	—
Effective interest rate on liability component	6.800%	7.000%	6.125%

	March 31, 2010
	2.75% due 2011	3.00% due 2024	2.75% due 2024	Total
Carrying amount of the equity component	$50,779	$56,849	$43,568	$151,196
Principal amount of the liability component	300,000	199,453	279,763	779,216
Unamortized discount of liability component	17,052	29,860	—	46,912
Net carrying amount of liability component	282,948	169,593	279,763	732,304
Effective interest rate on liability component	6.800%	7.000%	6.125%

Based on ATK’s closing stock price of $73.73 on October 3, 2010, the if-converted value of these notes does not exceed the aggregate principal amount of the notes.

See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

As of October 3, 2010, the scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2011	$279,763
Fiscal 2012	300,000
Fiscal 2013	—
Fiscal 2014	—
Fiscal 2015	199,453
Thereafter	750,000
Total payments	$1,529,216

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 60% as of October 3, 2010 and 63% as of March 31, 2010.

Covenants and Default Provisions

ATK’s New Senior Credit Facility and the indentures governing the 6.75% Notes, the 6.875% Notes, the 2.75% Convertible Notes due 2011, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the New Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The New Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio, a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio.  Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the New Senior Credit Facility are subject to compliance with these covenants. As of October 3, 2010, ATK was in compliance with all financial covenants.

Debt Service Requirements

ATK’s debt service requirements over the next two years consist of the redemption of its 2.75% Convertible Notes due 2024 in October 2010, principal payments due under the New Senior Credit Facility, and the maturity of the Company’s 2.75% Convertible Notes due 2011 totaling approximately $620,000, as discussed further above.  ATK’s other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Cash Paid for Interest on Debt

Cash paid for interest totaled $26,294 in the six months ended October 3, 2010 and $26,517 during the six months ended October 4, 2009.

12.       Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Service cost	$17,476	$13,651	$34,952	$27,302
Interest cost	37,717	39,224	75,434	78,449
Expected return on plan assets	(44,173)	(42,763)	(88,346)	(85,527)
Amortization of unrecognized net loss	21,362	6,437	42,724	12,875
Amortization of unrecognized prior service cost	(97)	(97)	(195)	(195)
Net periodic benefit cost	$32,285	$16,452	$64,569	$32,904

	Postretirement Benefits
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Service cost	$77	$51	$154	$103
Interest cost	2,280	2,890	4,559	5,779
Expected return on plan assets	(846)	(668)	(1,691)	(1,336)
Amortization of unrecognized net loss	722	523	1,445	1,046
Amortization of unrecognized prior service cost	(2,107)	(2,158)	(4,215)	(4,315)
Net periodic benefit cost before curtailment gain	126	638	252	1,277
Curtailment gain	(448)	—	(448)	—
Net periodic benefit income (cost)	$(322)	$638	$(196)	$1,277

Employer Contributions.  During the six months ended October 3, 2010, ATK contributed $16,966 directly to retirees.  ATK also contributed $7,994 to its other postretirement benefit (“PRB”) plans.  ATK anticipates making additional contributions of $3,577 directly to retirees and $5,745 to its other PRB plans during the remainder of fiscal 2011.  ATK is not required to make any additional minimum contributions to the pension trust during the remainder of 2011.

13.       Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended October 3, 2010 and October 4, 2009 represent effective tax rates of 14.6% and 37.2%, respectively.  The decrease in the rate from the prior year quarter is primarily due to the settlement of the examination of the fiscal 2007 and 2008 tax returns, increased benefits from the domestic manufacturing deduction, and a lower state tax rate partially offset by lack of the federal research and development tax credit.

The income tax provisions for the six months ended October 3, 2010 and October 4, 2009 represent effective tax rates of 25.0% and 37.2%, respectively.  The decrease in the rate from the prior year period is primarily due to the settlement of the examination of the fiscal 2007 and 2008 tax returns, increased benefits from the domestic manufacturing deduction, and a lower state tax rate partially offset by lack of the federal research and development tax credit.

On July 13, 2010, ATK settled the examination of the fiscal 2007 and 2008 tax returns with the Internal Revenue Service (“IRS”).  This settlement resulted in the recognition of $22,289 of tax benefits in the second quarter of fiscal 2011.  This benefit includes the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004.  As of October 3, 2010, the IRS had completed the audits of ATK through fiscal 2008.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $741 reduction of the uncertain tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $309 based on current estimates.

14.       Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of October 3, 2010, ATK has authorized up to 2,382,360 common shares under the 2005 Stock Incentive Plan, of which 834,829 common shares are yet available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarters ended October 3, 2010 and October 4, 2009 was $2,851 and $3,898, respectively.  Total pre-tax stock-based compensation expense recognized during the six months ended October 3, 2010 and October 4, 2009 was $5,269 and $8,580, respectively.

The total income tax benefit recognized in the income statement for share-based compensation during the quarters ended October 3, 2010 and October 4, 2009 was $1,108 and $1,499, respectively.  Total income tax benefit recognized in the income statement for share-based compensation during the six months ended October 3, 2010 and October 4, 2009 was $2,048 and $3,334, respectively.

There are four types of awards outstanding under ATK’s stock incentive plans: performance awards, total stockholder return performance awards (“TSR awards”), restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance and TSR awards, grant of restricted stock, or exercise of stock options.

As of October 3, 2010, there were up to 385,336 shares reserved for performance awards for key employees.  Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares, up to 131,088 shares will become payable only upon achievement of certain financial performance goals, including sales, EPS, and return on invested capital (“ROIC”) for the fiscal 2009 through fiscal 2011 period; up to 28,910 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and ROIC, for the fiscal 2010 through fiscal 2012 period; and up to 225,338 shares will become payable only upon achievement of certain financial performance goals, including sales, EPS, and ROIC, for the fiscal 2011 through fiscal 2013 period.  In May 2010, 189,128 shares were distributed or deferred based upon achievement of certain financial performance goals, including EPS, for the fiscal 2008 through fiscal 2010 period.

As of October 3, 2010, there were up to 78,974 shares reserved for TSR awards for key employees.  ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards.  The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award.  This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK’s stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.  The weighted average fair value of TSR awards granted was $44.91 during fiscal 2011.  There were no TSR awards granted during fiscal 2010.  The weighted average assumptions used in estimating the value of the TSR award during the fiscal 2011 were as follows:

Assumptions
Risk-free rate	1.56%
Expected volatility	27.3%
Expected dividend yield	0%
Expected award life	3 years

Restricted stock issued to non-employee directors and certain key employees during the six months ended October 3, 2010 totaled 80,574 shares. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  ATK granted no options during the six months ended October 3, 2010 or during fiscal 2010.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 1.50% and 2.75% as of October 3, 2010 and March 31, 2010, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	October 3, 2010		March 31, 2010
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,901)	$35,909	$(60,908)	$35,622
Unamortized discount	5,024	(2,458)	8,724	(4,280)
Present value amounts (payable) receivable	$(55,877)	$33,451	$(52,184)	$31,342

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $55,877 discounted liability as of October 3, 2010, $6,384 was recorded within other current liabilities and $49,493 was recorded within other long-term liabilities. Of the $33,451 discounted receivable, ATK recorded $5,881 within other current assets and $27,570 within other non-current assets. As of October 3, 2010, the estimated discounted range of reasonably possible costs of environmental remediation was $55,877 to $87,558.

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

16.  Share Repurchases

On August 5, 2008, ATK’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares.  The Board has determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31,609.  ATK did not repurchase any shares during fiscal 2010 or the six months ended October 3, 2010.  As of October 3, 2010, there were 4,700,044 remaining shares authorized to be repurchased.

17.       Operating Segment Information

Effective April 1, 2010, ATK realigned its business structure into four operating groups.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The new operating structure better aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability.  As a result of this realignment, ATK’s four operating groups are:

•                  Aerospace Systems, consisting of the former Space System’s businesses and the aerospace structures business formerly within Mission Systems.  Aerospace Systems, which generated 31% of ATK’s external sales in the six months ended October 3, 2010, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Armament Systems, consisting of the former Armament System’s businesses (except for commercial products and tactical accessories) and the precision munitions business formerly within Mission Systems.  Armament Systems, which generated 37% of ATK’s external sales in the six months ended October 3, 2010, develops and produces military small, medium, and large caliber ammunition, precision munitions, gun systems, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

•                  Missile Products, consisting of the remaining businesses within the former Mission Systems. Missile Products, which generated 13% of ATK’s external sales in the six months ended October 3, 2010, operates across the following market areas: tactical propulsion, inspace propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

•                  Security and Sporting, consisting of the commercial products and tactical accessories businesses formerly within Armament Systems, as well as the April 2010 acquisition of Blackhawk.  Security and Sporting, which generated 19% of ATK’s external sales in the six months ended October 3, 2010, develops and produces commercial products and tactical systems and equipment.

The April 1, 2010 realignment is reflected in the information contained in this report for all periods presented.

The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 14% and 12% of total external sales during the six months ended October 3, 2010 and October 4, 2009, respectively.

The following table summarizes ATK’s results by operating segment:

	Quarters Ended		Six Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Sales to external customers:
Aerospace Systems	$376,368	$417,411	$745,732	$832,870
Armament Systems	442,653	415,457	881,553	817,445
Missile Products	159,505	176,700	315,818	353,570
Security and Sporting	230,709	198,396	468,283	413,213
Total external sales	1,209,235	1,207,964	2,411,386	2,417,098
Intercompany sales:
Aerospace Systems	3,095	4,881	5,960	11,005
Armament Systems	24,247	24,931	53,346	51,750
Missile Products	29,663	37,471	57,742	78,081
Security and Sporting	2,670	561	4,215	1,167
Eliminations	(59,675)	(67,844)	(121,263)	(142,003)
Total intercompany sales	—	—	—	—
Total sales	$1,209,235	$1,207,964	$2,411,386	$2,417,098

Income before interest, income taxes, and noncontrolling interest:
Aerospace Systems	$38,765	$40,529	$74,564	$81,395
Armament Systems	53,495	29,246	103,136	71,891
Missile Products	11,776	16,479	28,300	33,033
Security and Sporting	32,289	37,721	65,265	60,104
Corporate	(1,967)	10,899	(3,854)	19,823
Total income before interest, income taxes, and noncontrolling interest	$134,358	$134,874	$267,411	$266,246

During the second quarter of fiscal 2010, ATK recorded an $11,400 noncash charge within Armament Systems related to the Company’s TNT production facility and ATK’s decision to procure all future TNT requirements from an off-shore vendor.

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

Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense.  The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments.  Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $5,639 and $4,893 for the quarters ended October 3, 2010 and October 4, 2009, respectively, and $10,642 and $10,027 for the six months ended October 3, 2010 and October 4, 2009, respectively.

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

Effective April 1, 2010, ATK realigned its business structure into four operating groups.  As a result of this realignment, October 3, 2010, ATK’s four operating groups are:

•                  Aerospace Systems, consisting of the former Space System’s business and the aerospace structures business formerly within Mission Systems.  Aerospace Systems, which generated 31% of ATK’s external sales in the six months ended October 3, 2010, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Armament Systems, consisting of the former Armament System’s business (except for commercial products and tactical accessories) and the precision munitions business formerly within Mission Systems.  Armament Systems, which generated 37% of ATK’s external sales in the six months ended October 3, 2010, develops and produces military small, medium, and large caliber ammunition, precision munitions, gun systems, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

•                  Missile Products, consisting of the remaining businesses formerly within Mission Systems.  Missile Products, which generated 13% of ATK’s external sales in the six months ended October 3, 2010, operates across the following market areas: tactical propulsion, inspace propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

•                  Security and Sporting, consisting of the commercial products and tactical accessories business formerly within Armament Systems, as well as the April 2010 acquisition of Blackhawk Industries Products Group Unlimited, LLC (“Blackhawk”). Security and Sporting, which generated 19% of ATK’s external sales in the six months ended October 3, 2010, develops and produces commercial products and tactical systems and equipment.

The April 1, 2010 realignment is reflected in the information contained in this report for all periods presented.

Financial Highlights and Notable Events

Certain notable events or activities affecting our fiscal 2011 financial results include the following:

Financial highlights for the quarter ended October 3, 2010

•                  Quarterly diluted earnings per share of $2.91

•                  Despite higher pension expense, income before interest, income taxes, and noncontrolling interest as a percentage of sales remains at 11.1% driven by company-wide cost management and efficiency improvements

•                  Orders for the quarter of $1.0 billion with total backlog of $6.6 billion

•                  Quarterly tax rate of 14.6% which reflects the favorable settlement of IRS audits for fiscal 2007 and 2008

•                  Aerospace Systems realized expected net reductions in quarterly sales of approximately $41 million compared to the prior year period driven primarily by the wind-down of the Space Shuttle program

Notable events for fiscal 2011

•                  On April 9, 2010, ATK acquired Blackhawk Industries Products Group Unlimited, LLC (“Blackhawk”) for a purchase price of $172.3 million, subject to purchase price adjustments expected to be finalized in fiscal 2011.  Blackhawk is a leading manufacturer of high quality tactical gear.

•                  On July 13, 2010, ATK settled the examination of the fiscal 2007 and 2008 tax returns with the Internal Revenue Service (“IRS”).  This settlement resulted in the recognition of $22,289 of tax benefits in the second quarter of fiscal 2011.  This benefit includes the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.

•                  On August 3, 2010, the ATK Board of Directors elected Michael A. Kahn to serve as Senior Vice President and President, Missile Products group.  Prior to his appointment, Mr. Kahn most recently served as the Executive Vice President of the Aerospace Systems group.  A 22-year veteran of ATK, Mr. Kahn has held a number of executive level leadership positions across a variety of programs and operations.

•                  On September 13, 2010, ATK issued $350,000 aggregate principal amount of 6.875% Senior Subordinated Notes that mature on September 15, 2020.  Proceeds from the issuance of these notes were used to pay off the Term A Loan due 2012.

•                  On September 13, 2010, ATK notified holders of its 2.75% Convertible Senior Subordinated Notes, that were to mature on February 15, 2024, of its intention to redeem the notes on October 14, 2010.  Of the $279,763 aggregate principal amount outstanding, $279,735 were redeemed in October, which ATK paid in cash. Holders of the remaining $28 elected to convert their Notes and will be paid following the end of the conversion period in November.

•                  On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015.

•                  On November 4, 2010, ATK announced that its Board of Directors has declared the Company’s first quarterly cash dividend.  The $0.20 per share dividend will be payable on March 4, 2011, to shareholders of record on February 8, 2011.

Outlook

Government Funding — ATK is dependent on funding levels of the U.S. Department of Defense (“DoD”) and NASA.

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

On February 1, 2010 the Quadrennial Defense Review (“QDR”) and Defense budgets were announced.  We believe there is continued overall budget funding support across ATK programs.

The Administration’s fiscal year 2011 budget request, released on February 1, 2010, included the proposed cancellation of NASA’s Constellation space exploration program.  Congress has the responsibility to determine, as part of the 2011 authorization and appropriation legislative process, what the policy and funding levels for NASA will be and ultimately decide on the future funding level for ATK’s work in the future Exploration program.  The appropriations are still being reviewed as part of NASA’s 2011 budget review.  We expect a decision from Congress in early to mid calendar year 2011.  Current law continues funding for Constellation under a continuing resolution and can be modified only by a subsequent appropriations Act from Congress.  At this time the impacts of the Administration’s budget proposal are still being reviewed.  However, if Congress significantly changes NASA’s budget or accepts the proposed cancellation of the Constellation program and related contracts without alternative replacement work in Exploration, there could be a material adverse effect on ATK’s operating results, financial condition, and cash flows, including the potential for substantial termination liability.  If the program is terminated, the Company believes that it will be reimbursed for certain amounts previously incurred by ATK, as well as amounts to be incurred by ATK, as part of that termination (e.g. severance, environmental liabilities, termination administration).  There can be no assurance that ATK will be successful in collecting reimbursement of any termination liability costs.

In fiscal 2010, NASA sales relating to the Constellation contracts were approximately $370 million and as of October 3, 2010 ATK had approximately:

•                  $119 million of billed and unbilled receivables directly related to the program,

•                  $103 million of net property, plant, and equipment and other assets related to the Constellation and other contracts, and

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

Radford Army Ammunition Plant Facility Contract — The final request for proposal (“RFP”) for the Radford Army ammunition plant facility management contract was released and ATK submitted its bid at the end of October.  ATK’s current contract at Radford expires on March 31, 2011.  Loss of the Radford facility contract would reduce Armament System’s sales and profit.  Radford’s revenues represent approximately 5% of ATK’s total expected external sales for fiscal 2011; however, as there are multiple programs associated with Radford’s revenues, we would not expect to lose all sales should we lose the facility management contract.

Recent Developments in U.S. Cost Accounting Standards (“CAS”) Pension Recovery Rules — The Company maintains defined benefit plans that are subject to CAS and Pension Protection Act of 2006 (“PPA”) requirements.  On May 10, 2010, the CAS Board published an Advance Notice of Proposed Rulemaking that if adopted would provide a framework to partially harmonize the CAS rules with the PPA requirements.  The proposed CAS rule includes provisions for a transition period from the existing CAS requirement to a partially harmonized CAS requirement.  As published, the proposed rule would partially mitigate the near-term mismatch between PPA-amended Employee Retirement Income Security Act (ERISA) minimum contribution requirements, which would not yet be recoverable under CAS.  However, until the final rule is published, and to the extent that the final rule does not completely eliminate any mismatch between ERISA funding requirements and CAS, government contractors maintaining defined benefit pension plans in general would still experience a timing mismatch between required contributions and the CAS recoverable pension costs.  The CAS Board has yet to issue a final rule.  Depending on the timing of its ultimate release and effective date, the requirements of the final rule could apply to ATK’s contracts as early as fiscal 2012.

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2010 (“fiscal 2010”). The accounting policies used in preparing ATK’s interim fiscal 2011 consolidated financial statements are the same as those described in ATK’s Annual Report.

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

Results of Operations

Acquisitions

On April 9, 2010, ATK acquired Blackhawk for a purchase price of $172,251.  Blackhawk is a leading manufacturer of high quality tactical gear.  ATK believes that the acquisition provides ATK with a leading tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative and tactical accessories which will strengthen ATK’s position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets.  Blackhawk employs approximately 300 employees and is included in the Security and Sporting group.  The purchase price allocation will be completed in fiscal 2011.  Most of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Blackhawk are included in ATK’s consolidated financial statements at the date of acquisition.  The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value.  Subsequent to the April 2010 acquisition, ATK has recorded sales of approximately $22,000 and $39,000 and income before interest, income taxes, and noncontrolling interest of approximately $3,500 and $2,500 in the quarter and six months ended October 3, 2010, respectively, associated with the operations of this acquired business.  Pro forma information on the results of operations for fiscal 2010 as if the acquisition had occurred at the beginning of fiscal 2010 is not being presented because the acquisition is not material to ATK for that purpose.

There were no acquisitions during fiscal 2010.

Sales

The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 14% and 12% of total external sales during the six months ended October 3, 2010 and October 4, 2009, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended				Six Months Ended
	October 3, 2010	October 4, 2009	$ Change	% Change	October 3, 2010	October 4, 2009	$ Change	% Change
Aerospace Systems	$376,368	$417,411	$(41,043)	(9.8)%	$745,732	$832,870	$(87,138)	(10.5)%
Armament Systems	442,653	415,457	27,196	6.5%	881,553	817,445	64,108	7.8
Missile Products	159,505	176,700	(17,195)	(9.7)%	315,818	353,570	(37,752)	(10.7)%
Security and Sporting	230,709	198,396	32,313	16.3%	468,283	413,213	55,070	13.3%
Total external sales	$1,209,235	$1,207,964	$1,271	0.1%	$2,411,386	$2,417,098	$(5,712)	(0.2)%

The fluctuation in sales was driven by the program-related changes within the operating segments as described below.

Quarter.

Aerospace Systems.  The decrease in sales was driven by:

•               a $63,300 decrease resulting from the wind-down of the Space Shuttle Program which was partially offset by $51,200 of higher Ares I program sales,

•               a $13,200 reduction in strategic and commercial rocket motors across multiple programs, and

•               a $9,800 decrease resulting from the completion of a space mission systems design program during fiscal 2010.

Armament Systems.  The increase in sales was driven by:

•               a $20,200 increase in small caliber systems due to higher facility modernization project and non-standard ammunition and weapon sales, and

•               an increase of $16,000 in energetic systems at the Radford Army Ammunition Plant relating primarily to increased facility modernization sales.

These increases were partially offset by a $7,800 decrease in integrated weapon systems which was driven by the completion of international programs.

Missile Products.  The decrease in sales was driven by:

•                a $21,900 decrease within propulsion and controls primarily related to decreased scope and funding on the Attitude Control Motor and Standard Missile-3 programs, as well as completion of several programs during fiscal 2010.

This decrease was partially offset by a $9,100 increase in defense electronics driven by timing of sales within the division.

Security and Sporting.  The increase was driven by:

•               a $21,200 increase in tactical systems driven by the April 2010 acquisition of Blackhawk, and

•               an increase of $11,400 in commercial products driven by an increase in ammunition sales volume resulting primarily from increased production capacity.

Six Months.

Aerospace Systems.  The decrease in sales was driven by:

•               a $127,800 decrease resulting from the wind-down of the Space Shuttle Program which was partially offset by $87,700 of higher Ares I program sales,

•               a $28,500 reduction in strategic and commercial rocket motors driven by lower volume across multiple programs, and

•               a $24,200 decrease resulting from the termination of a space mission systems program and completion of a design program during fiscal 2010.

These decreases were partially offset by a $10,400 increase in commercial aircraft structures driven by the Airbus A350 program.

Armament Systems.  The increase in sales was driven by:

•               a $49,900 increase in small caliber systems due to continued strong customer requirements for small-caliber ammunition and facility modernization project sales, and

•               an increase of $44,900 in energetic systems at the Radford Army Ammunition Plant relating primarily to timing of TNT sales.

These increases were partially offset by:

•                  a $28,100 decrease in integrated weapon systems which was driven by the completion of international programs, and

•                  a decrease of $11,400 in advanced weapons driven by the wind-down of several large caliber programs partially offset by higher volume on guided projectile programs.

Missile Products.  The decrease in sales was driven by:

•                a $50,800 decrease within propulsion and controls primarily related to decreased scope and funding on the Attitude Control Motor and Standard Missile-3 programs, as well as completion of several programs during fiscal 2010.

These decreases were partially offset by a $20,100 increase in defense electronics driven by higher production activity within missiles and electronic warfare across multiple programs.

Security and Sporting.  The increase was driven by:

•               a $39,500 increase in tactical systems driven by the April 2010 acquisition of Blackhawk, and

•               an increase of $16,100 in commercial products driven by an increase in ammunition sales volume resulting primarily from increased production capacity.

Gross Profit

	Quarters Ended					Six Months Ended
	October 3, 2010	As a % of Sales	October 4, 2009	As a % of Sales	Change	October 3, 2010	As a % of Sales	October 4, 2009	As a % of Sales	Change

Gross profit	$251,090	20.7%	$245,702	20.3%	$5,388	$503,354	20.9%	$505,547	20.9%	$(2,193)

Quarter.

The increase in gross profit for the quarter is driven by improved operating efficiencies and cost management initiatives as well as the lack of an $11,400 noncash charge in the prior year within Armament systems related to the TNT production facility and ATK’s decision to procure future TNT requirements from an off-shore vendor to meet future needs.  Armament Systems received a $6,300 favorable settlement in the second quarter of fiscal 2011 related to legal action ATK initiated against the designer of the TNT production line.  Sales remained relatively flat over the prior year period.

Six Months.

The decrease in gross profit for the six month period primarily relates to lower overall sales, particularly from the higher margin Space Shuttle and Minuteman programs.  This is partially offset by sales growth in other programs, improved operating efficiencies and cost management initiatives, as well as the lack of an $11,400 noncash charge in the prior year within Armament Systems related to the TNT production facility and ATK’s decision to procure future TNT requirements from an off-shore vendor to meet future needs.  Armament Systems received a $6,300 favorable settlement in the second quarter of fiscal 2011 related to legal action ATK initiated against the designer of the TNT production line.

Operating Expenses

	Quarters Ended					Six Months Ended
	October 3, 2010	As a % of Sales	October 4, 2009	As a % of Sales	Change	October 3, 2010	As a % of Sales	October 4, 2009	As a % of Sales	Change
Research and development	$15,767	1.3%	$15,886	1.3%	$(119)	$29,655	1.2%	$31,264	1.3%	$(1,609)
Selling	38,889	3.2%	45,202	3.7%	(6,313)	79,250	3.3%	90,296	3.7%	(11,046)
General and administrative	62,076	5.1%	49,740	4.2%	12,336	127,038	5.3%	117,741	4.9%	9,297
Total	$116,732	9.6%	$110,828	9.2%	$5,904	$235,943	9.8%	$239,301	9.9%	$(3,358)

Quarter.

In total, operating expenses increased $5,904 from the prior year period.  Research and development costs were relatively consistent with the prior year period and selling expenses were lower driven by Aerospace Systems and Missile Products to coincide with lower sales.  These decreases were offset by higher general and administrative expenses resulting from higher pension expense and additional operating expenses generated for Blackhawk subsequent to the April 2010 acquisition.  In addition, general and administrative expenses were lower in the prior year because of a decrease in the provision for bad debts resulting from a customer emerging from bankruptcy.

Six Months.

Operating expenses decreased $3,358 from the prior year period.  This decrease was attributable to a reduction in research and development and general and administrative cost management initiatives put into place within Aerospace Systems to coincide with decreasing sales.  Selling expenses also decreased consistent with lower sales within both Aerospace Systems and Missile Products. These decreases were partially offset by higher pension expense, lack of a decrease in the provision for bad debts that occurred in the prior year, as discussed above, and higher expenses generated for Blackhawk subsequent to the April 2010 acquisition.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarters Ended			Six Months Ended
	October 3, 2010	October 4, 2009	Change	October 3, 2010	October 4, 2009	Change
Aerospace Systems	$38,765	$40,529	$(1,764)	$74,564	$81,395	$(6,831)
Armament Systems	53,495	29,246	24,249	103,136	71,891	31,245
Missile Products	11,776	16,479	(4,703)	28,300	33,033	(4,733)
Security and Sporting	32,289	37,721	(5,432)	65,265	60,104	5,161
Corporate	(1,967)	10,899	(12,866)	(3,854)	19,823	(23,677)
Total	$134,358	$134,874	$(516)	$267,411	$266,246	$1,165

The fluctuation in income before interest, income taxes, and noncontrolling interest from the prior year periods was due to program-related changes within the operating segments as described below.

Quarter.

Aerospace Systems.  The decrease primarily relates to lower sales volume within space systems operations and higher costs associated with commercial aircraft programs.

Armament Systems.  The increase relates to higher overall sales and improved margins in small caliber and energetic systems, as well as the lack of an $11,400 non-cash charge related to the TNT production facility taken in the prior year period, as previously discussed.  In addition, Armament Systems received a $6,300 favorable settlement in the second quarter of fiscal 2011 related to legal action ATK initiated against the designer of the TNT production line.

Missile Products.  The decrease was primarily driven by lower sales and investments made in the group’s precision missile programs.

Security and Sporting.  The decrease was primarily driven by the absence of the benefit associated with a customer emerging from bankruptcy in fiscal 2010, partially offset by higher profit in tactical systems from the acquisition of Blackhawk in April 2010.

Corporate.  Corporate income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The decrease from the prior year is driven by higher pension expense, slightly offset by cost-management initiatives.

Six Months.

Aerospace Systems.  The decrease primarily relates to lower sales within space systems operations and higher costs associated with commercial aircraft programs.

Armament Systems.  The increase primarily relates to higher overall sales and improved margins in small caliber and energetic systems, as well as the lack of an $11,400 non-cash charge related to the TNT production facility taken in the prior year period. In addition, Armament Systems received a $6,300 favorable settlement in the second quarter of fiscal 2011 related to legal action ATK initiated against the designer of the TNT production line.

Missile Products.  The decrease was primarily driven by lower sales and investments made in the group’s precision missile programs.

Security and Sporting.  The increase was primarily driven by higher sales and improved margins in commercial products as well as higher profit in tactical systems from the acquisition of Blackhawk in April 2010.

Corporate.  Corporate income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The decrease from the prior year is driven by higher pension expense, slightly offset by cost-management initiatives.

Net Interest Expense

Quarter.

Net interest expense for the quarter ended October 3, 2010 was $20,287, an increase of $1,050 compared to $19,237 in the comparable quarter of fiscal 2010 primarily due to the issuance of new debt during the quarter which increased the amount outstanding and ATK’s average borrowing rate, as well as the $936 write-off of the remaining deferred debt issuance costs associated with our Term A Loan.  These increases were partially offset by the reduction of $1,252 in non-cash amortization of the debt discount (which declined primarily because amortization for the 2.75% Convertible Notes due 2024 was complete in August 2009, the first date that holders of these notes could have required ATK to repurchase the notes).

Six Months.

Net interest expense for the six months ended October 3, 2010 was $37,916, a decrease of $2,170 compared to $40,086 in the comparable period of fiscal 2010 primarily due to the reduction of $3,269 in non-cash amortization of the debt discount (which declined primarily because amortization for the 2.75% Convertible Notes due 2024 was complete in August 2009, the first date that holders of these notes could have required ATK to repurchase the notes), partially offset by the issuance of new debt during fiscal 2011 which increased the amount outstanding and ATK’s average borrowing rate, as well as the $936 write-off of the remaining deferred debt issuance costs associated with our Term A Loan.

Income Tax Provision

	Quarters Ended					Six Months Ended
	October 3, 2010	Effective Rate	October 4, 2009	Effective Rate	Change	October 3, 2010	Effective Rate	October 4, 2009	Effective Rate	Change

Income tax provision	$16,686	14.6%	$43,020	37.2%	$(26,334)	$57,333	25.0%	$84,060	37.2%	$(26,727)

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

Quarter.

The income tax provisions for the quarters ended October 3, 2010 and October 4, 2009 represent effective tax rates of 14.6% and 37.2%, respectively.  The decrease in the rate from the prior year quarter is primarily due to the settlement of the examination of the fiscal 2007 and 2008 tax returns, increased benefits from the domestic manufacturing deduction, and a lower state tax rate partially offset by lack of the federal research and development tax credit.

Six Months.

The income tax provisions for the six months ended October 3, 2010 and October 4, 2009 represent effective tax rates of 25.0% and 37.2%, respectively.  The decrease in the rate from the prior year period is primarily due to the settlement of the examination of the fiscal 2007 and 2008 tax returns, increased benefits from the domestic manufacturing deduction, and a lower state tax rate partially offset by lack of the federal research and development tax credit.

On July 13, 2010, ATK settled the examination of the fiscal 2007 and 2008 tax returns with the IRS.  This settlement resulted in the recognition of $22,289 of tax benefits in the second quarter of fiscal 2011.  This benefit includes the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004.  As of October 3, 2010, the IRS had completed the audits of ATK through fiscal 2008.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $741 reduction of the uncertain tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $309 based on current estimates.

The federal R&D tax credit expired on December 31, 2009.  If the federal R&D tax credit is retroactively extended there would be a favorable impact to ATK’s fiscal 2011 effective income tax rate.

Net Income

Quarter.

Net income for the quarter ended October 3, 2010 was $97,385, an increase of $24,768 compared to $72,617 in the second quarter of fiscal 2010. This increase was due to an increase in gross profit of $5,388 and a $26,334 decrease in income tax expenses, partially offset by higher operating expenses of $5,904 and higher net interest expense of $1,050.

Six Months.

Net income for the six months ended October 3, 2010 was $172,162, an increase of $30,062 compared to $142,100 in the comparable period of fiscal 2010. This increase was due to decreases in income tax expenses of $26,727, operating expenses of $3,358, and net interest expense of $2,170.  These increases in net income were partially offset by a decrease of $2,193 in gross profit.

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

Cash Flow Summary

ATK’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended October 3, 2010 and October 4, 2009 are summarized as follows:

	October 3, 2010	October 4, 2009	Change
Cash flows provided by (used for) operating activities	$12,227	$(47,434)	$59,661
Cash flows used for investing activities	(225,380)	(60,878)	(164,502)
Cash flows provided by (used for) financing activities	84,920	(3,409)	88,329
Net cash flows	$(128,233)	$(111,721)	$(16,512)

Operating Activities.

Net cash provided by operating activities was $12,227 compared to a use of cash of $47,434 in the prior year period.  This improvement was primarily due to the absence of the $150,000 funding payment to the pension trust in fiscal 2010 and an increase in net income of $30,062.  These decreases in the use of cash were partially offset by an $81,076 increase in cash used for working capital to support higher commercial aerospace sales which is driving the longterm receivable balances higher, more cash used to pay taxes in the current period, and the repayment of a government grant.

Cash used for working capital is defined as net receivables plus long-term receivables plus net inventories, less accounts payables and contract advances.

Investing Activities.

Net cash used for investing activities increased by $164,502 primarily due to the $172,251 paid in fiscal 2011 to acquire Blackhawk.  This increase was partially offset by a decrease in the amount of cash used for capital expenditures in fiscal 2011, as well as the lack of $5,002 of cash received in September 2009 related to a preliminary purchase price adjustment for the fiscal 2009 acquisition of Eagle Industries.

Financing Activities.

Net cash provided by financing activities increased by $88,329 over the prior year primarily due to $350,000 in proceeds received from the issuance of the 6.875% Senior Subordinated Notes.  This cash inflow was partially offset by $257,813 of cash used to pay-down and extinguish the Term A Loan, as discussed further below.  ATK also paid $5,819 in cash for debt issuance costs during fiscal 2011.

Liquidity

In addition to ATK’s normal operating cash requirements, the Company’s principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends, and any strategic acquisitions.  ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK’s debt service requirements over the next two years consist of the redemption of its 2.75% Convertible Notes due 2024 in October 2010, principal payments due under the new Senior Credit Facility, and the maturity of its 2.75% Convertible Notes due 2011 in fiscal year 2012, as discussed further below.  ATK’s other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances.

On November 4, 2010, ATK announced that its Board of Directors has declared the Company’s first quarterly cash dividend.  The $0.20 per share dividend will be payable on March 4, 2011, to shareholders of record on February 8, 2011.  The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, tone of business, capital requirements, credit ratings and the availability and cost of obtaining new debt.  We cannot be certain that ATK will continue to declare dividends in the future and as such, the amount and timing of any future dividends are not determinable.

Based on ATK’s current financial condition, management believes that ATK’s cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through ATK’s revolving credit facilities, access to debt and equity markets, as well as potential future sources of funding including additional bank financing, will be adequate to fund future growth as well as to service ATK’s currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases and payment of dividends over the next 12 months.

ATK’s access to liquidity sources has not been materially impacted by the current credit environment, and ATK does not expect that it will be materially impacted in the near future.  There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions. On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement (the “New Senior Credit Facility”), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015.  The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015.  ATK will incur higher interest costs under its New Senior Credit Facility than were incurred under the prior Senior Credit Facility, due to changes in capital market conditions.

Long-Term Debt and Credit Facilities

As of October 3, 2010 ATK had actual total indebtedness of $1,490,743 and the $500,000 Revolving Credit Facility provided for the potential of additional borrowings up to $339,543.  There were no outstanding borrowings under the Revolving Credit Facility as of October 3, 2010, although ATK had outstanding letters of credit of $160,457 which reduced amounts available under the facility.

ATK’s indebtedness at October 3, 2010 is comprised of the Company’s Senior Credit Facility which consists of a Term A Loan and a Revolving Credit Facility, the 2.75% Convertible Senior Subordinated Notes due 2011 (“the 2.75% Convertible Notes due 2011”), the 6.75% Senior Subordinated Notes due 2016 (“the 6.75% Notes due 2016”), the 6.875% Senior Subordinated Notes due 2020 (“the 6.875% Notes due 2020”), the 2.75% Convertible Senior Subordinated Notes due 2024 (“the 2.75% Convertible Notes due 2024”), and the 3.00% Convertible Senior Subordinated Notes due 2024 (“3.00% Convertible Notes due 2024”).  See Note 11 “Long-Term Debt” to the consolidated financial statements in Part II, Item 8 for a detailed discussion of these borrowings.

Long-term debt, including the current portion, consisted of the following:

	October 3, 2010	March 31, 2010
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	$—	$261,250
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020	350,000	—
2.75% Convertible Senior Subordinated Notes due 2024	279,763	279,763
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	1,529,216	1,440,466
Less: Unamortized discounts	38,473	46,912
Carrying amount of long-term debt	1,490,743	1,393,554
Less: current portion	300,000	13,750
Carrying amount of long-term debt, excluding current portion	$1,190,743	$1,379,804

New Senior Credit Facility

As discussed above, on October 7, 2010, ATK entered into the New Senior Credit Facility.  The Term A Loan and Revolving Credit Facility both mature in 2015.  The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015.

Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the New Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin.  Each margin is based on ATK’s senior secured credit ratings.  Based on ATK’s current credit rating, the current base rate margin in 1.25% and the current Eurodollar margin is 2.25%.  ATK must also pay an annual commitment fee on the unused portion of the Revolving Credit Facility.

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

6.875% Notes due 2020

ATK’s 6.875% Notes mature on September 15, 2020.  These notes are general unsecured obligations.  Interest on these notes accrues at a rate of 6.875% per annum and is payable semi-annually on September 15 and March 15 of each year.  ATK has the right to redeem some or all of these notes from time to time on or after September 15, 2015, at specified redemption prices.  Prior to September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium.

2.75% Convertible Notes due 2024

In September 2010, ATK notified holders of its 2.75% Convertible Notes due 2024, that were to mature on February 15, 2024, of its intention to redeem the notes on October 14, 2010.  Following notification of the redemption, holders of the notes had the right to convert their notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount (a conversion price of $79.46 per share).  Of the $279,763 aggregate principal amount outstanding, $279,735 were redeemed, which ATK paid in cash. Holders of the remaining $28 elected to convert their Notes and will be paid following the end of the conversion period in November.

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

Rank and Guarantees

The 3.00% Convertible Notes, the 2.75% Convertible Notes due 2024, the 2.75% Convertible Notes due 2011, the 6.875% Notes due 2020, and the 6.75% Notes due 2016 rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK’s domestic subsidiaries.  Subsidiaries of ATK other than the subsidiary guarantors are minor.  All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

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

	Senior Leverage Ratio	Leverage Ratio	Interest Coverage Ratio
Requirement	≤2.50	≤4.00	≥3.00
Actual at October 3, 2010	0.07	2.35	12.24

The Leverage Ratio is the sum of ATK’s total debt plus financial letters of credit divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary noncash expenses, non-cash charges related to stock-based compensation, and intangible asset impairment charges) for the past four fiscal quarters.  The Senior Leverage Ratio is the sum of ATK’s senior debt plus financial letters of credit divided by Covenant EBITDA. The Interest Coverage Ratio is Covenant EBITDA divided by interest expense (excluding non-cash charges).

Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of October 3, 2010, ATK was in compliance with the financial covenants and ATK expects to be in compliance with the covenants in all of its long-term debt agreements for the foreseeable future.

The indentures governing the 6.75% Notes, the 6.875% Notes due 2020, the 2.75% Convertible Notes due 2011, the 2.75% Convertible Notes due 2024, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity.  As of October 3, 2010, ATK was in compliance with the indentures and expects to be in compliance with the indentures for the foreseeable future.

Share Repurchases

In fiscal 2009, ATK repurchased 299,956 shares for $31,609 and repurchased no additional shares in fiscal 2010.  See Note 14 to the consolidated financial statements in Part II, Item 8 of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  No significant share repurchase activity is currently expected through the remainder of fiscal 2011.  Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. ATK’s 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of October 3, 2010, this limit was approximately $520,000. As of October 3, 2010, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains certain senior debt limits, with an annual limit, when those debt limits are not met, of $50,000 plus proceeds of any equity issuances plus 50% of net income since March 29, 2007.

Shelf Registration.

On September 8, 2010, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue an unspecified aggregate amount of debt and/or equity securities from time to time.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 1.50% and 2.75% as of October 3, 2010 and March 31, 2010, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	October 3, 2010		March 31, 2010
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,901)	$35,909	$(60,908)	$35,622
Unamortized discount	5,024	(2,458)	8,724	(4,280)
Present value amounts (payable) receivable	$(55,877)	$33,451	$(52,184)	$31,342

As of October 3, 2010, the estimated discounted range of reasonably possible costs of environmental remediation was $55,877 to $87,558.

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

NEW ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements for the quarter ended October 3, 2010.

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

There have been no material changes in ATK’s market risk during the quarter ended October 3, 2010. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of October 3, 2010, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended October 3, 2010, there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and Item 1A of Part II of ATK’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010, describe all known material risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results, and future prospects.  The discussion below includes updates to those risk factor disclosures.

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

ATK’s small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant (“Lake City”) in Independence, MO. Lake City is the Army’s principal small-caliber ammunition production facility and is the primary supplier of the U.S. military’s small-caliber ammunition needs. ATK took over operation of this facility on April 1, 2000 and is responsible for the operation and management, including leasing excess space to third parties in the private sector. ATK had a 10-year production contract to supply the Army’s small-caliber ammunition needs that expired April 1, 2010.  ATK has reached agreement with the U.S. Army on a four-year supply contract as the primary supplier of small-caliber ammunition to the U.S. DoD for both its training and tactical needs.  Production on the new contract is expected to continue into fiscal 2014. During this same period, ATK will complete government funded projects for modernization of the facility.  ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 11 years after the plant production contract, if the plant production contract is not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract.   Future ATK production under this contract or levels of government spending cannot be predicted with certainty.

In 2006, ATK was chosen by NASA to design, develop, and manufacture the first-stage for the next-generation Ares I Crew Launch Vehicle, which is intended to replace the Space Shuttle launch system scheduled for retirement from service as early as 2010.  As the prime contractor for the first-stage, in addition to a new five-segment motor derived from the Space Shuttle’s four-segment Reusable Solid Rocket Motor (“RSRM”), ATK is also responsible for thrust vector control, stage separation motors, forward and aft interface structures, ordnance, and parachute recovery systems.  ATK believes that its RSRM products used on the Space Shuttle and the Ares I Crew Launch Vehicle for NASA’s Constellation space exploration program will be important to achieving affordable launch systems for NASA.  In August 2009, NASA released a study, referred to as the Augustine Report, which formed the basis of the Administration’s budget released on February 1, 2010.  The Administration’s released budget included the proposed cancellation of NASA’s Constellation space exploration program.  Congress has the responsibility to determine, as part of the 2011 authorization and appropriation legislative process, what the policy and funding levels for NASA will be and ultimately decide on the future funding level for ATK’s work in the future Exploration program.   Congress passed a favorable NASA Authorization bill before adjourning in September, however the Appropriations bill is still being reviewed as part of NASA’s 2011 budgeting process.  Current law continues funding for the Constellation program under a continuing resolution and can be modified only by a subsequent appropriations Act by Congress.  At this time the impacts of the Administration’s budget proposal are still being reviewed.  However, if Congress significantly changes NASA’s budget or accepts the proposed cancellation of the Constellation program and related contracts without alternative replacement work in Exploration, there could be a material adverse effect on ATK’s operating results, financial condition, and cash flows, including the potential for substantial termination liability.

In fiscal 2010, NASA sales relating to the Constellation contracts were approximately $370 million and as of October 3, 2010 ATK had approximately:

•                  $119 million of billed and unbilled receivables directly related to the program,

•                  $103 million of net property, plant, and equipment and other assets related to the Constellation and other contracts, and

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 5 – August 1	1,128	$68.05	—
August 2 – August 29	27,312	77.83	—
August 30 – October 3	937	73.18	—
Fiscal quarter ended October 3, 2010	29,377	$77.30	—	4,700,044

(1)  All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)  On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares.  The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million.  ATK repurchased no shares during fiscal 2010 or the quarter ended October 3, 2010. As of October 3, 2010, there were 4,700,044 remaining shares authorized to be repurchased.

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

4.1

Second Supplemental Indenture, dated September 13, 2010, among the Registrant, as issuer, certain subsidiaries of the Registrant, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K dated September 8, 2010).

10.1

Second Amended and Restated Credit Agreement, dated as of October 7, 2010, among the Registrant as the Borrower; the Lenders named therein; Bank of America, N.A., as Administrative Agent; The Royal Bank of Scotland plc, U.S. Bank National Association, Wells Fargo Bank, National Association, and SunTrust Bank as Co-Syndication Agents; Banc of America Securities LLC, RBS Securities Inc., U.S. Bank National Association, Wells Fargo Securities, LLC, and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers; and Banc of America Securities LLC, as Sole Bookrunning Manager (Exhibit 10.1 to Form 8-K dated October 7, 2010).

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: November 9, 2010	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)