Form 10-Q
period 2011-01-02
ALLIANT TECHSYSTEMS INC
filed 2011-02-09
CIK 866121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2011

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

As of January 30, 2011, 33,492,991 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
(In thousands except per share data)	January 2, 2011	January 3, 2010	January 2, 2011	January 3, 2010
Sales	$1,129,290	$1,141,529	$3,540,676	$3,558,627
Cost of sales	896,490	891,148	2,804,521	2,802,699
Gross profit	232,800	250,381	736,155	755,928
Operating expenses:
Research and development	12,733	16,057	42,388	47,321
Selling	39,011	35,134	118,262	125,430
General and administrative	54,628	62,790	181,666	180,531
Income before interest, income taxes, and noncontrolling interest	126,428	136,400	393,839	402,646
Interest expense	(25,234)	(17,918)	(63,278)	(58,214)
Interest income	190	164	318	374
Income before income taxes and noncontrolling interest	101,384	118,646	330,879	344,806
Income tax provision	31,108	40,245	88,440	124,305
Net income	70,276	78,401	242,439	220,501
Less net income attributable to noncontrolling interest	95	30	367	189
Net income attributable to Alliant Techsystems Inc.	$70,181	$78,371	$242,072	$220,312

Alliant Techsystems Inc.’s earnings per common share:
Basic	$2.11	$2.38	$7.28	$6.71
Diluted	2.09	2.33	7.21	6.60

Alliant Techsystems Inc.’s weighted-average number of common shares outstanding:
Basic	33,320	32,878	33,267	32,818
Diluted	33,625	33,603	33,586	33,367

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Amounts in thousands except share data)	January 2, 2011	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$467,897	$393,893
Net receivables	1,059,288	902,750
Net inventories	269,496	236,074
Income tax receivable	28,051	—
Deferred income tax assets	67,180	67,813
Other current assets	89,961	118,448
Total current assets	1,981,873	1,718,978
Net property, plant, and equipment	552,603	561,931
Goodwill	1,249,874	1,183,910
Deferred income tax assets	104,173	140,439
Deferred charges and other non-current assets	415,142	264,366
Total assets	$4,303,665	$3,869,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$320,000	$13,750
Accounts payable	235,427	273,718
Contract advances and allowances	122,517	106,819
Accrued compensation	128,220	172,630
Accrued income taxes	—	14,609
Other accrued liabilities	199,611	206,289
Total current liabilities	1,005,775	787,815
Long-term debt	1,290,336	1,379,804
Postretirement and postemployment benefits liabilities	134,050	142,541
Accrued pension liability	653,672	622,576
Other long-term liabilities	123,086	129,466
Total liabilities	3,206,919	3,062,202
Commitments and contingencies (Note 15)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—33,405,610 shares at January 2, 2011 and 33,047,018 shares at March 31, 2010	334	330
Additional paid-in-capital	567,547	578,046
Retained earnings	1,934,523	1,699,176
Accumulated other comprehensive loss	(784,620)	(821,086)
Common stock in treasury, at cost— 8,149,839 shares held at January 2, 2011 and 8,508,431 shares held at March 31, 2010	(630,233)	(657,872)
Total Alliant Techsystems Inc. stockholders’ equity	1,087,551	798,594
Noncontrolling interest	9,195	8,828
Total stockholders’ equity	1,096,746	807,422
Total liabilities and stockholders’ equity	$4,303,665	$3,869,624

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED
(In thousands)	January 2, 2011	January 3, 2010
Operating activities
Net income	$242,439	$220,501
Adjustments to net income to arrive at cash provided by (used for) operating activities:
Depreciation	71,683	74,202
Amortization of intangible assets	8,388	3,757
Amortization of debt discount	12,795	15,779
Amortization of deferred financing costs	3,766	2,129
Asset impairment	—	11,405
Deferred income taxes	14,703	(13,447)
Loss (gain) on disposal of property	2,560	(1,885)
Share-based plans expense	7,648	13,447
Excess tax benefits from share-based plans	(465)	(1,549)
Changes in assets and liabilities:
Net receivables	(221,033)	(72,576)
Net inventories	(33,496)	23,075
Accounts payable	(28,094)	(63,309)
Contract advances and allowances	15,698	14,079
Accrued compensation	(61,438)	(49,271)
Accrued income taxes	(41,384)	64,053
Pension and other postretirement benefits	66,638	(128,349)
Other assets and liabilities	66,297	27,685
Cash provided by operating activities	126,705	139,726
Investing activities
Capital expenditures	(72,986)	(99,274)
Acquisition of business (Note 4)	(172,251)	5,002
Proceeds from the disposition of property, plant, and equipment	333	5,496
Cash used for investing activities	(244,904)	(88,776)
Financing activities
Payments made on bank debt	(8,438)	(10,479)
Payments made to extinguish debt	(537,576)	—
Proceeds from issuance of long-term debt	750,000	—
Payments made for debt issue costs	(19,893)	—
Proceeds from employee stock compensation plans	7,645	7,034
Excess tax benefits from share-based plans	465	1,549
Cash provided by (used for) financing activities	192,203	(1,896)
Increase in cash and cash equivalents	74,004	49,054
Cash and cash equivalents - beginning of period	393,893	336,700
Cash and cash equivalents - end of period	$467,897	$385,754

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$5,423	$3,455

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Amounts in thousands except	Common Stock $.01 Par Value		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total
share data)	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
For the nine months ended January 2, 2011:
Balance at March 31, 2010	33,047,018	$330	$578,046	$1,699,176	$(821,086)	$(657,872)	$8,828	$807,422
Comprehensive income:
Net income		—	—	242,072	—	—	367	242,439
Other comprehensive income (see Note 8):
Adjustments, net		—	—	—	36,466	—	—	36,466
Comprehensive income								278,905
Exercise of stock options	142,123	—	(3,346)	—	—	10,991	—	7,645
Restricted stock grants	82,885	—	(6,617)	—	—	6,617	—	—
Share-based compensation	—	—	7,648	—	—	—	—	7,648
Performance shares issued net of treasury stock withheld	139,342	—	(17,193)	—	—	10,689	—	(6,504)
Tax benefit related to share based plans and other	—	—	8,770	—	—	—	—	8,770
Dividends declared	—	—	—	(6,725)	—	—	—	(6,725)
Employee benefit plans and other	(5,758)	4	239	—	—	(658)	—	(415)
Balance at January 2, 2011	33,405,610	$334	$567,547	$1,934,523	$(784,620)	$(630,233)	$9,195	$1,096,746

For the nine months ended January 3, 2010:
Balance at March 31, 2009	32,783,496	$328	$574,674	$1,420,462	$(651,652)	$(677,841)	$8,598	$674,569
Comprehensive income:
Net income		—	—	220,312	—	—	189	220,501
Other comprehensive income (see Note 7):
Adjustments, net		—	—	—	51,624	—	—	51,624
Comprehensive income								272,125
Exercise of stock options	143,434	—	(4,055)	—	—	11,088	—	7,033
Restricted stock grants	20,189	—	(2,085)	—	—	2,085	—	—
Share-based compensation	—	—	13,447	—	—	—	—	13,447
Performance shares issued net of treasury stock withheld	72,500	—	(8,558)	—	—	5,288	—	(3,270)
Tax benefit related to share based plans and other	—	—	7,728	—	—	—	—	7,728
Employee benefit plans and other	(3,730)	2	279	—	—	(878)	—	(597)
Balance at January 3, 2010	33,015,889	$330	$581,430	$1,640,774	$(600,028)	$(660,258)	$8,787	$971,035

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended January 2, 2011

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (“fiscal 2010”).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of January 2, 2011, and its results of operations and cash flows for the quarters and nine months ended January 2, 2011 and January 3, 2010.

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

The following tables set forth by level within the fair value hierarchy ATK’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of January 2, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$11,503	$—
Derivatives	—	64,687	—

Liabilities
Derivatives	$—	$27	$—

	As of March 31, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$21,925	$—
Derivatives	—	66,354	—

Liabilities
Derivatives	$—	$772	$—

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

The following table presents ATK’s assets and liabilities that are not measured at fair value on a recurring basis.  The carrying values and estimated fair values were as follows:

	As of January 2, 2011		As of March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,215,336	$1,305,755	$1,132,304	$1,243,095
Variable rate debt	395,000	393,025	261,250	252,106

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

On April 9, 2010, ATK acquired Blackhawk Industries Products Group Unlimited, LLC (“Blackhawk”) for a purchase price of $172,251, subject to purchase price adjustments expected to be finalized in fiscal 2011.  Blackhawk is a leading manufacturer of high quality tactical gear.  ATK believes that the acquisition provides ATK with a leading tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative tactical accessories which will strengthen ATK’s position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets.   Blackhawk employs approximately 300 employees and is included in the Security and Sporting group.  The purchase price allocation will be completed in fiscal 2011.  Most of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Blackhawk are included in ATK’s consolidated financial statements at the date of acquisition.  The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value.  Subsequent to the April 2010 acquisition, ATK has recorded sales of approximately $21,000 and $60,000 and income before interest, income taxes, and noncontrolling interest of approximately $4,400 and $6,900 in the quarter and nine months ended January 2, 2011, respectively, associated with the operations of this acquired business.  Pro forma information on the results of operations for fiscal 2010 as if the acquisition had occurred at the beginning of fiscal 2010 is not being presented because the acquisition is not material to ATK for that purpose.

There were no acquisitions during fiscal 2010.

5.     Goodwill and Deferred Charges and Other Non-Current Assets

The changes in the carrying amount of goodwill by operating segment during the nine months ended January 2, 2011 and year ended March 31, 2010 were as follows:

	Aerospace Systems	Armament Systems	Missile Products	Security and Sporting	Total
Balance at April 1, 2009	$676,516	$124,558	$242,389	$152,523	$1,195,986
Adjustment	—	—		(12,076)	(12,076)
Balance at March 31, 2010	$676,516	$124,558	$242,389	$140,447	$1,183,910
Acquisition	—	—	—	65,964	65,964
Balance at January 2, 2011	$676,516	$124,558	$242,389	$206,411	$1,249,874

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

Deferred charges and other non-current assets consist of the following:

	January 2, 2011	March 31, 2010
Gross debt issuance costs	$34,832	$18,060
Less accumulated amortization	(10,657)	(10,011)
Net debt issuance costs	24,175	8,049
Other intangible assets	134,991	64,779
Long term receivables	143,866	78,025
Environmental remediation receivable	26,857	26,161
Commodity forward contracts	20,389	27,744
Other non-current assets	64,864	59,608
Total deferred charges and other non-current assets	$415,142	$264,366

The long term receivables represent unbilled receivables, primarily relating to commercial aerospace programs, that ATK does not expect to collect within the next fiscal year.

Included in other intangible assets in the table above is $38,998 of non-amortizing intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite, and $95,993 of net amortizing intangible assets which include the following:

	January 2, 2011			March 31, 2010
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$—	$—	$—	$23,404	$(23,404)	$—
Trade name	66,060	(3,475)	62,585	860	(123)	737
Technology	17,400	(1,808)	15,592	10,700	—	10,700
Customer relationships and other	35,002	(17,186)	17,816	28,557	(14,213)	14,344
Total	$118,462	$(22,469)	$95,993	$63,521	$(37,740)	$25,781

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

During fiscal 2011, ATK wrote-off the $23,659 gross carrying amount and associated accumulated amortization of fully amortized intangible assets primarily relating to customer contracts acquired in past business combinations that have now expired.

On March 31, 2010, ATK determined that $10,700 of patented technology that had previously been determined to have an indefinite life now has a finite useful life.  Effective April 1, 2010, ATK began amortizing this asset over an estimated useful life of 10 years.

The assets identified in the table above are being amortized over their estimated useful lives over a weighted average remaining period of approximately 11.3 years. Amortization expense for the quarter and nine months ended January 2, 2011 was $2,888 and $8,388, respectively.  Amortization expense for the quarter and nine months ended January 3, 2010 was $1,278 and $3,757, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2011	$2,770
Fiscal 2012	11,145
Fiscal 2013	11,145
Fiscal 2014	10,278
Fiscal 2015	9,328
Thereafter	51,327
Total	$95,993

6.     Earnings Per Share Data

Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 11) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarters and nine months ended January 2, 2011 and January 3, 2010, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Nine Months Ended
	January 2, 2011	January 3, 2010	January 2, 2011	January 3, 2010
Weighted-average basic shares outstanding	33,320	32,878	33,267	32,818
Dilutive effect of stock-based awards	305	441	319	439
Dilutive effect of contingently issuable shares	—	284	—	110
Weighted-average diluted shares outstanding	33,625	33,603	33,586	33,367

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	5	5	5	5

As discussed further in Note 11, contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes due 2024 and 2.75% Convertible Senior Subordinated Notes due 2024 are included in diluted EPS for the quarter and nine months ended January 3, 2010 as ATK’s average stock price during those periods exceeded the triggering price of $79.75 and $79.46, respectively.  Contingently issuable shares related to ATK’s 2.75% Convertible Senior Subordinated Notes due 2011 were not included in diluted EPS for the quarter or nine months ended January 3, 2010 because ATK’s average stock price during these periods did not exceed the  triggering price of $96.51.

The contingently issuable shares related to all the outstanding notes mentioned above are excluded from diluted EPS for the quarter and nine months ended January 2, 2011 as the triggering prices mentioned above were not met during those periods.

The Warrants, as discussed in Note 11, are not included in diluted EPS as ATK’s average stock price during the quarters and nine months ended January 2, 2011 and January 3, 2010 did not exceed $116.75.

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

ATK entered into forward contracts for copper and zinc during fiscal 2011 and fiscal 2010.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.  The fair value of these contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated Other Comprehensive Income (Loss) in the financial statements.  The gains or losses on these contracts are recorded in inventory as the commodities are purchased.   As of January 2, 2011, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	33,975,000
Zinc	12,945,000

ATK entered into foreign currency forward contracts during fiscal 2011 and fiscal 2010.  These contracts are used to hedge forecasted inventory purchases and subsequent payments, as well as customer receivables, denominated in Euros and Canadian Dollars and are designated and qualify as effective cash flow hedges.  Ineffectiveness with respect to forecasted inventory purchases is calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable is evaluated based on the change in fair value of its anticipated settlement.  The fair value of these contracts is recorded within other current assets or other accrued liabilities and the effective portion is reflected in accumulated Other Comprehensive Income (Loss) in the financial statements.  The gains or losses on these contracts are recorded in earnings when the related inventory is sold.  As of January 2, 2011, ATK had the following outstanding foreign currency forward contracts in place:

Quantity Hedged
Euros	5,076,072
Canadian dollars	3,996,000

The table below presents the fair value and location of ATK’s derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of January 2, 2011 and March 31, 2010:

		Asset Derivatives		Liability Derivatives
		Fair value as of		Fair value as of
	Location	January 2, 2011	March 31, 2010	January 2, 2011	March 31, 2010
Commodity forward contracts	Other current assets	$44,195	$38,610	$—	$—
Commodity forward contracts	Deferred charges and other non-current assets	20,389	27,744	—	—
Foreign currency forward contracts	Other current assets / other accrued liabilities	103	—	27	772
Total		$64,687	$66,354	$27	$772

Due to the nature of ATK’s business, the benefits and risks associated with the commodity contracts may be passed on to the customer and not realized by ATK.

For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Quarter ended January 2, 2011
Commodity forward contracts	$64,585	Cost of Sales	$12,747	Cost of Sales	$—
Foreign currency forward contracts	75	Cost of Sales	—	Cost of Sales	—
Quarter ended January 3, 2010
Commodity forward contracts	$43,344	Cost of Sales	$5,228	Cost of Sales	$—
Foreign currency forward contract	(490)	Cost of Sales	—	Cost of Sales	—

Nine Months ended January 2, 2011
Commodity forward contracts	$64,585	Cost of Sales	$29,552	Cost of Sales	$—
Foreign currency forward contracts	75	Cost of Sales	—	Cost of Sales	—
Nine Months ended January 3, 2010
Commodity forward contracts	$67,464	Cost of Sales	$5,228	Cost of Sales	$—
Foreign currency forward contract	(490)	Cost of Sales	—	Cost of Sales	—

All derivatives used by ATK during the quarters and nine months ended January 2, 2011 and January 3, 2010 were designated as and qualify to be accounted for as hedging instruments.

8.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the quarters and nine months ended January 2, 2011 and January 3, 2010 were as follows:

	Quarters Ended		Nine Months Ended
	January 2, 2011	January 3, 2010	January 2, 2011	January 3, 2010
Net income	$70,276	$78,401	$242,439	$220,501
Other comprehensive income:
Pension and other postretirement benefit liabilities, net of income taxes of $(7,539), $(1,805), $(22,804), and $(5,303), respectively	12,366	2,901	36,860	8,814
Change in fair value of derivatives, net of income taxes of $(6,210), $(16,652), $169, and $(26,120), respectively	9,711	26,202	(264)	40,854
Change in fair value of available-for-sale securities, net of income taxes of $(43), $(398), $83 and $(1,251), respectively	67	636	(130)	1,956
Total other comprehensive income	22,144	29,739	36,466	51,624
Comprehensive income	92,420	48,662	278,905	168,877
Comprehensive income attributable to noncontrolling interest	95	30	367	189
Comprehensive income attributable to Alliant Techsystems Inc.	$92,325	$48,632	$278,538	$168,688

The components of accumulated OCI, net of income taxes, are as follows:

	January 2, 2011	March 31, 2010
Derivatives	$39,442	$39,706
Pension and other postretirement benefit liabilities	(825,496)	(862,356)
Available-for-sale securities	1,434	1,564
Total accumulated other comprehensive loss	$(784,620)	$(821,086)

The pre-tax activity in other comprehensive income related to the forward contracts discussed in Note 7 was as follows:

	Quarters Ended		Nine Months Ended
	January 2, 2011	January 3, 2010	January 2, 2011	January 3, 2010
Beginning of period unrealized gain in accumulated OCI	$50,797	$24,119	$65,582	$—
Increase in fair value of derivatives	26,610	48,383	28,630	72,502
Gains reclassified from OCI, offsetting the price paid to suppliers	(12,747)	(5,528)	(29,552)	(5,528)
End of period unrealized gain in accumulated OCI	$64,660	$66,974	$64,660	$66,974

There was no ineffectiveness recognized in earnings for these contracts during the quarters or nine months ended January 2, 2011 or January 3, 2010.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

9.     Inventories

Inventories consist of the following:

	January 2, 2011	March 31, 2010
Raw materials	$103,193	$69,002
Work in process	71,854	91,338
Finished goods	94,449	75,734
Net inventories	$269,496	$236,074

10.  Other Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	January 2, 2011	March 31, 2010
Employee benefits and insurance, including pension and other postretirement benefits	$60,670	$70,594
Government grant	—	24,768
Warranty	17,614	14,010
Interest	19,198	3,957
Environmental remediation	5,805	5,641
Rebate	11,931	5,433
Deferred lease obligation	23,053	17,837
Dividend payable	6,725	—
Other	54,615	64,049
Total other accrued liabilities — current	$199,611	$206,289

Environmental remediation	$47,550	$46,543
Management nonqualified deferred compensation plan	21,273	19,871
Non-current portion of accrued income tax liability	24,886	32,380
Deferred lease obligation	14,792	13,754
Other	14,585	16,918
Total other long-term liabilities	$123,086	$129,466

On November 4, 2010, the ATK Board of Directors declared a cash dividend.  The $0.20 per share dividend is payable on March 4, 2011 to stockholders of record on February 8, 2011.  As reflected above, the estimated liability associated with this cash dividend is recorded within other current accrued liabilities at January 2, 2011.

The government grant represented amounts received from the government that were paid back during fiscal 2011 because it was determined that the future investment and employment levels would not be met.

ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.  The following is a reconciliation of the changes in ATK’s product warranty liability during the nine months ended January 2, 2011:

Balance at April 1, 2010	$14,010
Warranties issued	684
Payments made	(367)
Changes related to preexisting warranties	23
Balance at July 4, 2010	$14,350
Warranties issued	850
Payments made	(4)
Changes related to preexisting warranties	(57)
Balance at October 3, 2010	$15,139
Warranties issued	3,762
Payments made	(14)
Changes related to preexisting warranties	(1,273)
Balance at January 2, 2011	$17,614

11.  Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	January 2, 2011	March 31, 2010
Senior Credit Facility dated October 7, 2010 (1):
Term A Loan due 2015	$395,000	$—
Revolving Credit Facility due 2015	—	—
Senior Credit Facility dated March 29, 2007 (2):
Term A Loan due 2012	—	261,250
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011 (3) (4)	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020 (5)	350,000	—
2.75% Convertible Senior Subordinated Notes due 2024 (6)	—	279,763
3.00% Convertible Senior Subordinated Notes due 2024 (7)	199,453	199,453
Principal amount of long-term debt	1,644,453	1,440,466
Less: Unamortized discounts	34,117	46,912
Carrying amount of long-term debt	1,610,336	1,393,554
Less: current portion	320,000	13,750
Carrying amount of long-term debt, excluding current portion	$1,290,336	$1,379,804

(1)          On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement (“the New Senior Credit Facility”), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015.  The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015.  Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the New Senior Credit Facility.  Borrowings under the New Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin.  Each margin is based on ATK’s senior secured credit ratings.  Based on ATK’s current credit rating, the current base rate margin is 1.25% and the current Eurodollar margin is 2.25%.  The weighted average interest rate for the Term A Loan was 2.55% at January 2, 2011.  ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings.  Based on ATK’s current rating, this fee is 0.35% at January 2, 2011.  As of January 2, 2011, ATK had no borrowings against its $600,000 Revolving Credit Facility and had outstanding letters of credit of $168,968, which reduced amounts available on the Revolving Credit Facility to $431,032.  ATK has had no short term borrowings under its Revolving Credit Facility since the date of issuance.  Debt issuance costs of approximately $12,600 will be amortized over the term of the New Senior Credit Facility.

(2)          The New Senior Credit Facility discussed above replaced the Senior Credit Facility dated March 29, 2007 (“the previous Senior Credit Facility”).  The Term A Loan balance associated with the previous Senior Credit Facility was paid off in the second quarter of fiscal 2011 and the remaining deferred debt issuance costs of $936 were written off at that time.  ATK had no short term borrowings on this revolving credit facility during the nine months ended January 2, 2011 or January 3, 2010.

(3)          In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (“the 2.75% Convertible Notes due 2011”) that mature on September 15, 2011. As these notes are due within one year, they are classified as current as of January 2, 2011.  Interest on these notes is payable on March 15 and September 15 of each year.  The contingently issuable shares had no impact on the number of ATK’s diluted shares outstanding during the quarters and nine months ended January 2, 2011 or January 3, 2010 because ATK’s average stock price during those periods was below the conversion price.

(4)          In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK purchased, at a cost of $50,850, call options (the Call Options) on its common stock. The Call Options, which become exercisable upon conversion of the related convertible notes, allow ATK to purchase approximately 3.1 million shares of ATK’s common stock and/or cash from the counterparty at an amount equal to the amount of common stock and/or cash related to the excess conversion value that ATK would pay to the holders of the related convertible notes upon conversion. In addition, ATK sold warrants (“the Warrants”) to issue approximately 3.3 million shares of ATK’s common stock at an exercise price of $116.75 per share. The proceeds from the sale of the Warrants totaled $23,220.  In accordance with current authoritative guidance, ATK recorded the net cost of the Call Options and the Warrants of $27,630 in additional paid-in-capital and will not recognize any changes in the fair value of the instruments. On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of ATK’s common stock in the event that the 2.75% Convertible Notes due 2011 are converted by effectively increasing the conversion price of these notes from $96.51 to $116.75. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.  The Warrants will result in additional diluted shares outstanding if ATK’s average common stock price exceeds $116.75.

(5)          In September 2010, ATK issued $350,000 aggregate principal amount of 6.875% Senior Subordinated Notes (“the 6.875% Notes”) that mature on September 15, 2020. These notes are general unsecured obligations.  Interest on these notes is payable on March 15 and September 15 of each year.  ATK has the right to redeem some or all of these notes from time to time on or after September 15, 2015, at specified redemption prices. Prior to September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to September 15, 2013, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.875% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs of approximately $6,800 related to these notes will be amortized to interest expense over ten years.

(6)          In September 2010, ATK notified holders of its 2.75% Convertible Senior Subordinated Notes (“the 2.75% Convertible Notes”), that were to mature on February 15, 2024, of its intention to redeem the notes on October 14, 2010.  Following notification of the redemption, holders of these notes had the right to convert their notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount (a conversion rate of $79.46 per share).  Of the $279,763 aggregate principal amount outstanding, $279,735 were redeemed, which ATK paid in cash. Holders of the remaining $28 elected to convert their Notes and were paid that amount in cash following the end of the conversion period in November.

These contingently issuable shares did not impact the number of ATK’s diluted shares outstanding during the quarter or nine months ended January 3, 2010; however, the contingently issuable shares did increase the number of diluted shares by 171,234 and 69,385during the quarter and nine months ended January 3, 2010 because ATK’s average stock price exceeded the conversion price during those periods.

(7)          In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (“the 3.00% Convertible Notes”) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at January 2, 2011 and March 31, 2010.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share).  The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended January 2, 2011, therefore the remaining principal amount was classified as long-term.  These contingently issuable shares did not impact the number of ATK’s diluted shares outstanding during the quarter or nine months ended January 2, 2011 because ATK’s average stock price did not exceed the conversion price during those periods; however, the contingently issuable shares did increase the number of diluted shares by 113,083 and 40,472 during the quarter and nine months ended January 3, 2010 because ATK’s average stock price did exceed the conversion price during those periods.

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

	January 2, 2011
	2.75% due 2011	3.00% due 2024	2.75% due 2024	Total
Carrying amount of the equity component	$50,779	$56,849	$—	$107,628
Principal amount of the liability component	300,000	199,453	—	499,453
Unamortized discount of liability component	8,716	25,401	—	34,117
Net carrying amount of liability component	291,284	174,052	—	465,336
Remaining amortization period of discount	9 months	164 months	—
Effective interest rate on liability component	6.800%	7.000%	—%

	March 31, 2010
	2.75% due 2011	3.00% due 2024	2.75% due 2024	Total
Carrying amount of the equity component	$50,779	$56,849	$43,568	$151,196
Principal amount of the liability component	300,000	199,453	279,763	779,216
Unamortized discount of liability component	17,052	29,860	—	46,912
Net carrying amount of liability component	282,948	169,593	279,763	732,304
Effective interest rate on liability component	6.800%	7.000%	6.125%

Based on ATK’s closing stock price of $74.43 on January 2, 2011, the if-converted value of these notes does not exceed the aggregate principal amount of the notes.

See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

As of January 2, 2011, the scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2011	$5,000
Fiscal 2012	320,000
Fiscal 2013	30,000
Fiscal 2014	40,000
Fiscal 2015	239,453
Thereafter	1,010,000
Total payments	$1,644,453

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 60% as of January 2, 2011 and 63% as of March 31, 2010.

Covenants and Default Provisions

ATK’s New Senior Credit Facility and the indentures governing the 6.75% Notes, the 6.875% Notes, the 2.75% Convertible Notes due 2011, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the New Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The New Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio, a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio.  Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the New Senior Credit Facility are subject to compliance with these covenants. As of January 2, 2011, ATK was in compliance with all financial covenants.

Debt Service Requirements

ATK’s debt service requirements over the next two years consist of principal payments due under the New Senior Credit Facility and the maturity of the Company’s 2.75% Convertible Notes due 2011 totaling approximately $345,000, as discussed further above.  ATK’s other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances. ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.

Cash Paid for Interest on Debt

Cash paid for interest totaled $30,467 in the nine months ended January 2, 2011 and $27,205 during the nine months ended January 3, 2010.

12.  Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	January 2, 2011	January 3, 2010	January 2, 2011	January 3, 2010
Service cost	$17,476	$13,650	$52,428	$40,952
Interest cost	37,717	39,225	113,151	117,673
Expected return on plan assets	(44,173)	(42,764)	(132,519)	(128,290)
Amortization of unrecognized net loss	21,362	6,438	64,086	19,312
Amortization of unrecognized prior service cost	(97)	(97)	(292)	(291)
Net periodic benefit cost	$32,285	$16,452	$96,854	$49,356

	Postretirement Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	January 2, 2011	January 3, 2010	January 2, 2011	January 3, 2010
Service cost	$22	$51	$176	$153
Interest cost	2,130	2,890	6,689	8,669
Expected return on plan assets	(846)	(668)	(2,537)	(2,004)
Amortization of unrecognized net loss	819	523	2,264	1,569
Amortization of unrecognized prior service cost	(2,166)	(2,157)	(6,381)	(6,472)
Net periodic benefit cost before curtailment gain	(41)	639	211	1,915
Curtailment gain	—	—	(448)	—
Net periodic benefit (income) cost	$(41)	$639	$(237)	$1,915

During the nine months ended January 2, 2011, ATK recorded a curtailment gain of $448 to recognize the impact on other postretirement benefit (PRB) plans associated with the elimination of future medical and life insurance benefits under a negotiated union contract.

Employer Contributions.  During the nine months ended January 2, 2011, ATK contributed $17,595 directly to retirees under its supplemental (nonqualified) executive retirement plan.  ATK also contributed $11,912 to its other PRB plans.  ATK anticipates making additional contributions of $2,947 directly to retirees under the nonqualified plan and $1,827 to its other PRB plans during the remainder of fiscal 2011.  ATK is not required to make any additional minimum contributions to the pension trust during the remainder of 2011.

13.  Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended January 2, 2011and January 3, 2010 represent effective tax rates of 30.7% and 33.9%, respectively.  The decrease in the rate from the prior year quarter is primarily due to the extension of the federal research and development (R&D) tax credit and increased benefits from the domestic manufacturing deduction (DMD).

The income tax provisions for the nine months ended January 2, 2011and January 3, 2010 represent effective tax rates of 26.7% and 36.1%, respectively.  The decrease in the rate from the prior year period is primarily due to the settlement of the examination of the fiscal 2007 and 2008 tax returns, increased benefits from the DMD, and a lower state tax rate.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted on December 17, 2010.  This law retroactively extended the federal R&D tax credit from January 1, 2010 through December 31, 2011.  The impact of this extension was included in the tax rate for the third quarter.

On July 13, 2010, ATK settled the examination of the fiscal 2007 and 2008 tax returns with the Internal Revenue Service (“IRS”).  This settlement resulted in the recognition of $22,289 of tax benefits in the second quarter of fiscal 2011.  This benefit includes the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004.  As of January 2, 2011, the IRS had completed the audits of ATK through fiscal 2008.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $607 reduction of the uncertain tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $412 based on current estimates.

14.  Stock-Based Compensation

ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of January 2, 2011, ATK has authorized up to 2,382,360 common shares under the 2005 Stock Incentive Plan, of which 817,281 common shares are yet available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarters ended January 2, 2011 and January 3, 2010 was $2,379 and $4,867, respectively.  Total pre-tax stock-based compensation expense recognized during the nine months ended January 2, 2011 and January 3, 2010 was $7,648 and $13,447, respectively.

The total income tax benefit recognized in the income statement for share-based compensation during the quarters ended January 2, 2011 and January 3, 2010 was $909 and $1,835, respectively.  Total income tax benefit recognized in the income statement for share-based compensation during the nine months ended January 2, 2011 and January 3, 2010 was $2,957 and $5,169, respectively.

There are four types of awards outstanding under ATK’s stock incentive plans: performance awards, total stockholder return performance awards (“TSR awards”), restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance and TSR awards, grant of restricted stock, or exercise of stock options.

As of January 2, 2011, there were up to 479,208 shares reserved for performance awards for key employees.  Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares, up to 131,088 shares will become payable only upon achievement of certain financial performance goals, including sales, EPS, and return on invested capital (“ROIC”) for the fiscal 2009 through fiscal 2011 period; up to 28,910 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and ROIC, for the fiscal 2010 through fiscal 2012 period; and up to 240,236 shares will become payable only upon achievement of certain financial performance goals, including sales, EPS, and ROIC, for the fiscal 2011 through fiscal 2013 period.  In May 2010, 189,128 shares were distributed or deferred based upon achievement of certain financial performance goals, including EPS, for the fiscal 2008 through fiscal 2010 period.

As of January 2, 2011, there were up to 78,974 shares reserved for TSR awards for key employees. ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK’s stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. The weighted average fair value of TSR awards granted was $44.91 during fiscal 2011. There were no TSR awards granted during fiscal 2010. The weighted average assumptions used in estimating the value of the TSR award during the fiscal 2011 were as follows:

Assumptions
Risk-free rate	1.56%
Expected volatility	27.3%
Expected dividend yield	0%
Expected award life	3 years

Restricted stock granted to non-employee directors and certain key employees during the nine months ended January 2, 2011 totaled 85,574 shares. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  ATK granted no options during the nine months ended January 2, 2011 or during fiscal 2010.

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

On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  On January 3, 2011, the trial court issued a scheduling order setting a preliminary trial date of January 23, 2012.  Discovery is underway in the case.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.25% and 2.75% as of January 2, 2011 and March 31, 2010, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	January 2, 2011		March 31, 2010
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,486)	$35,677	$(60,908)	$35,622
Unamortized discount	7,131	(3,486)	8,724	(4,280)
Present value amounts (payable) receivable	$(53,355)	$32,191	$(52,184)	$31,342

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $53,355 discounted liability as of January 2, 2011 $5,805 was recorded within other current liabilities and $47,550 was recorded within other long-term liabilities. Of the $32,191 discounted receivable, ATK recorded $5,334 within other current assets and $26,857 within other non-current assets. As of January 2, 2011, the estimated discounted range of reasonably possible costs of environmental remediation was $53,355 to $82,787.

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

16.  Share Repurchases

On August 5, 2008, ATK’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares.  The Board has determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31,609.  ATK did not repurchase any shares during fiscal 2010 or the nine months ended January 2, 2011.  As of January 2, 2011, there were 4,700,044 remaining shares authorized to be repurchased.

17.  Operating Segment Information

Effective April 1, 2010, ATK realigned its business structure into four operating groups.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The new operating structure better aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability.  As a result of this realignment, ATK’s four operating groups are:

•                  Aerospace Systems, consisting of the former Space System’s businesses and the aerospace structures business formerly within Mission Systems.  Aerospace Systems, which generated 30% of ATK’s external sales in the nine months ended January 2, 2011, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Armament Systems, consisting of the former Armament System’s businesses (except for commercial products and tactical accessories) and the precision munitions business formerly within Mission Systems.  Armament Systems, which generated 37% of ATK’s external sales in the nine months ended January 2, 2011, develops and produces military small, medium, and large caliber ammunition, precision munitions, gun systems, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

•                  Missile Products, consisting of the remaining businesses within the former Mission Systems. Missile Products, which generated 14% of ATK’s external sales in the nine months ended January 2, 2011, operates across the following market areas: tactical propulsion, in-space propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

•                  Security and Sporting, consisting of the commercial products and tactical accessories businesses formerly within Armament Systems, as well as the April 2010 acquisition of Blackhawk.  Security and Sporting, which generated 19% of ATK’s external sales in the nine months ended January 2, 2011, develops and produces commercial products and tactical systems and equipment.

The April 1, 2010 realignment is reflected in the information contained in this report for all periods presented.

The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 15% and 13% of total external sales during the nine months ended January 2, 2011 and January 3, 2010, respectively.

The following table summarizes ATK’s results by operating segment:

	Quarters Ended		Nine Months Ended
	January 2, 2011	January 3, 2010	January 2, 2011	January 3, 2010
Sales to external customers:
Aerospace Systems	$321,288	$385,218	$1,067,020	$1,218,088
Armament Systems	431,493	398,245	1,313,046	1,215,690
Missile Products	167,875	190,787	483,693	544,357
Security and Sporting	208,634	167,279	676,917	580,492
Total external sales	1,129,290	1,141,529	3,540,676	3,558,627
Intercompany sales:
Aerospace Systems	3,073	4,140	9,032	15,146
Armament Systems	21,585	21,200	74,931	72,950
Missile Products	24,862	37,156	82,605	115,237
Security and Sporting	3,561	553	7,776	1,719
Eliminations	(53,081)	(63,049)	(174,344)	(205,052)
Total intercompany sales	—	—	—	—
Total sales	$1,129,290	$1,141,529	$3,540,676	$3,558,627

Income before interest, income taxes, and noncontrolling interest:
Aerospace Systems	$23,935	$45,494	$98,499	$126,889
Armament Systems	55,049	38,889	158,185	110,780
Missile Products	19,389	17,346	47,689	50,379
Security and Sporting	30,357	27,002	95,623	87,106
Corporate	(2,302)	7,669	(6,157)	27,492
Total income before interest, income taxes, and noncontrolling interest	$126,428	$136,400	$393,839	$402,646

Aerospace Systems recognized a $25 million reduction in sales and profit on a commercial aerospace structures program.  This reduction in sales and profit resulted from increased program costs, scope changes, and new factory start-up processes.

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

Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense.  The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments.  Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $5,582 and $9,346 for the quarters ended January 2, 2011 and January 3, 2010, respectively, and $16,224 and $23,629 for the nine months ended January 2, 2011 and January 3, 2010, respectively.

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

•                  changes in cost and revenue estimates and/or timing of programs,

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

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as well as in Part II, Item 1A, to this quarterly report.  Additional information regarding these factors may be contained in ATK’s subsequent filings with the Securities and Exchange Commission, including Forms 8-K.

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

Effective April 1, 2010, ATK realigned its business structure into four operating groups.  As a result of this realignment, at January 2, 2011, ATK’s four operating groups are:

•                  Aerospace Systems, consisting of the former Space System’s business and the aerospace structures business formerly within Mission Systems.  Aerospace Systems, which generated 30% of ATK’s external sales in the nine months ended January 2, 2011, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Armament Systems, consisting of the former Armament System’s business (except for commercial products and tactical accessories) and the precision munitions business formerly within Mission Systems.  Armament Systems, which generated 37% of ATK’s external sales in the nine months ended January 2, 2011, develops and produces military small, medium, and large caliber ammunition, precision munitions, gun systems, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

•                  Missile Products, consisting of the remaining businesses formerly within Mission Systems.  Missile Products, which generated 14% of ATK’s external sales in the nine months ended January 2, 2011, operates across the following market areas: tactical propulsion, in-space propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

•                  Security and Sporting, consisting of the commercial products and tactical accessories business formerly within Armament Systems, as well as the April 2010 acquisition of Blackhawk Industries Products Group Unlimited, LLC (“Blackhawk”). Security and Sporting, which generated 19% of ATK’s external sales in the nine months ended January 2, 2011, develops and produces commercial products and tactical systems and equipment.

The April 1, 2010 realignment is reflected in the information contained in this report for all periods presented.

Financial Highlights and Notable Events

Certain notable events or activities affecting our fiscal 2011 financial results include the following:

Financial highlights for the quarter ended January 2, 2011

•                  Aerospace Systems recognized a $25 million reduction in sales and profit on a commercial aerospace structures program.  This reduction in sales and profit resulted from increased program costs, scope changes, and new factory start-up processes.  ATK’s expected sales and profits on this program are based on management’s best estimates of total contract sales value and costs based on current circumstances and assumptions regarding factors such as scheduling, material costs, performance penalties, and others.  Any changes to these underlying assumptions or circumstances could positively or negatively affect future financial performance.

•                  Orders for the quarter of $1.2 billion with total backlog of $6.6 billion.

•                  Quarterly tax rate of 30.7% which reflects the extension of the federal research and development (R&D) tax credit and increased benefits from the domestic manufacturing deduction (DMD).

•                  The wind-down of the Space Shuttle program reduced quarterly Aerospace Systems sales by approximately $45 million compared to sales volume on the program in the prior year period.

•                 Quarterly diluted earnings per share of $2.09.

•                  Quarterly income before interest, income taxes, and noncontrolling interest as a percentage of sales is 11.2%.

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

•                  On September 13, 2010, ATK notified holders of its 2.75% Convertible Senior Subordinated Notes, that were to mature on February 15, 2024, of its intention to redeem the notes on October 14, 2010.  Of the $279,763 aggregate principal amount outstanding, $279,735 were redeemed in October, which ATK paid in cash. Holders of the remaining $28 elected to convert their Notes and were paid that amount in cash following the end of the conversion period in November.

•                  On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015.

•                  On November 4, 2010, ATK announced that its Board of Directors has declared the Company’s first quarterly cash dividend.  The $0.20 per share dividend will be payable on March 4, 2011, to stockholders of record on February 8, 2011.

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

On February 1, 2010 the Quadrennial Defense Review (“QDR”) and Defense budgets were announced.  We believe there is continued overall budget funding support across ATK programs.  We expect the Administration’s fiscal year 2012 budget request to be released in mid-February which should provide further insights into the future of defense program funding.

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

In fiscal 2010, NASA sales relating to the Constellation contracts were approximately $370 million and as of January 2, 2011 ATK had approximately:

•                  $97 million of billed and unbilled receivables directly related to the program,

•                  $98 million of net property, plant, and equipment and other assets related to the Constellation and other contracts, and

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

Radford Army Ammunition Plant Facility Contract — The final request for proposal (“RFP”) for the Radford Army ammunition plant facility management contract was released and ATK submitted its bid at the end of October.  ATK’s current contract at Radford expires on March 31, 2011 and we expect the government to award the contract before the end of ATK’s fiscal year.  Loss of the Radford facility contract would reduce Armament System’s sales and profit.  Radford’s revenues represent approximately 5% of ATK’s total expected external sales for fiscal 2011; however, as there are multiple programs associated with Radford’s revenues, we would not expect to lose all sales should we lose the facility management contract.

Recent Developments in U.S. Cost Accounting Standards (“CAS”) Pension Recovery Rules — The Company maintains defined benefit plans that are subject to CAS and Pension Protection Act of 2006 (“PPA”) requirements.  On May 10, 2010, the CAS Board published an Advance Notice of Proposed Rulemaking that if adopted would provide a framework to partially harmonize the CAS rules with the PPA requirements.  The proposed CAS rule includes provisions for a transition period from the existing CAS requirement to a partially harmonized CAS requirement.  As published, the proposed rule would partially mitigate the near-term mismatch between PPA-amended Employee Retirement Income Security Act (ERISA) minimum contribution requirements, which would not yet be recoverable under CAS.  However, until the final rule is published, and to the extent that the final rule does not  completely eliminate any mismatch between ERISA funding requirements and CAS, government contractors maintaining defined benefit pension plans in general would still experience a timing mismatch between required contributions and the CAS recoverable pension costs.  The CAS Board has yet to issue a final rule.  Depending on the timing of its ultimate release and effective date, the requirements of the final rule could apply to ATK’s contracts as early as fiscal year 2012.

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

Results of Operations

Acquisitions

On April 9, 2010, ATK acquired Blackhawk for a purchase price of $172,251.  Blackhawk is a leading manufacturer of high quality tactical gear.  ATK believes that the acquisition provides ATK with a leading tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative tactical accessories which will strengthen ATK’s position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets.   Blackhawk employs approximately 300 employees and is included in the Security and Sporting group.  The purchase price allocation will be completed in fiscal 2011.  Most of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Blackhawk are included in ATK’s consolidated financial statements at the date of acquisition.  The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value.  Subsequent to the April 2010 acquisition, ATK has recorded sales of approximately $21,000 and $60,000 and income before interest, income taxes, and noncontrolling interest of approximately $4,400 and $6,900 in the quarter and nine months ended January 2, 2011, respectively, associated with the operations of this acquired business.  Pro forma information on the results of operations for fiscal 2010 as if the acquisition had occurred at the beginning of fiscal 2010 is not being presented because the acquisition is not material to ATK for that purpose.

There were no acquisitions during fiscal 2010.

Sales

The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 15% and 13% of total external sales during the nine months ended January 2, 2011 and January 3, 2010, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended				Nine Months Ended
	January 2, 2011	January 3, 2010	$ Change	% Change	January 2, 2011	January 3, 2010	$ Change	% Change
Aerospace Systems	$321,288	$385,218	$(63,930)	(16.6)%	$1,067,020	$1,218,088	$(151,068)	(12.4)%
Armament Systems	431,493	398,245	33,248	8.3%	1,313,046	1,215,690	97,356	8.0%
Missile Products	167,875	190,787	(22,912)	(12.0)%	483,693	544,357	(60,664)	(11.1)%
Security and Sporting	208,634	167,279	41,355	24.7%	676,917	580,492	96,425	16.6%
Total external sales	$1,129,290	$1,141,529	$(12,239)	(1.1)%	$3,540,676	$3,558,627	$(17,951)	(0.5)%

The fluctuation in sales was driven by the program-related changes within the operating segments as described below.

Quarter.

Aerospace Systems.  The decrease in sales was driven by a $70,000 decrease in space launch systems resulting from the wind-down of the Space Shuttle Program and lower Ares I program sales due to shifts in NASA funding priorities.  This also includes the impact of the reduced sales on a commercial aerospace structures program.

Armament Systems.  The increase in sales was driven by:

•               a $42,000 increase in small caliber systems due to continued strong customer requirements for small-caliber ammunition and non-standard ammunition sales,

•               an increase of $10,300 in advanced weapons driven by higher volume on guided projectile programs and

•               a slight increase in integrated weapon systems driven by an $11,600 increase in medium-caliber gun sales from new international programs, partially offset by $10,100 lower sales of medium-caliber ammunition due to sales mix.

These increases were partially offset by a $21,200 decrease in energetic systems which was driven by lower volume of TNT sales as well as reductions in modernization funding.

Missile Products.  The decrease in sales was driven by:

•                a $13,300 decrease within propulsion and controls primarily related to decreased scope and funding on the Attitude Control Motor, and

•                a decrease of $9,800 in special mission aircraft program sales.

Security and Sporting.  The increase was driven by:

•               a $26,000 increase in tactical systems driven by the April 2010 acquisition of Blackhawk, and

•               an increase of $15,500 in commercial products driven by an increase in ammunition sales volume resulting primarily from increased production capacity.

Nine Months.

Aerospace Systems.  The decrease in sales was driven by:

•               a $172,500 decrease resulting from the wind-down of the Space Shuttle Program which was partially offset by $68,500 of higher Ares I program sales within space launch systems,

•               a $29,600 decrease resulting from the termination of a space mission systems program and completion of a design program during fiscal 2010, and

•               a $24,600 reduction in strategic and commercial rocket motors driven by lower volume across multiple programs.

These decreases were partially offset by a $12,200 increase in commercial aircraft structures driven by the Airbus A350 program.  This increase includes the impact of the reduced sales, as previously discussed.

Armament Systems.  The increase in sales was driven by:

•               a $91,800 increase in small caliber systems due to continued strong customer requirements for small-caliber ammunition, non-standard ammunition and weapon sales, and facility modernization project sales, and

•               an increase of $23,700 in energetic systems at the Radford Army Ammunition Plant relating primarily to timing of TNT and MK90 sales.

These increases were partially offset by:

•                  a decrease of $27,900 within advanced weapons due to the wind-down of several large caliber programs partially offset by $20,500 of higher sales volume on guided projectile programs, and

•                  a $27,200 decrease in integrated weapon systems which was driven by the completion of international programs.

Missile Products.  The decrease in sales was driven by:

•                a $64,000 decrease within propulsion and controls primarily related to decreased scope and funding on the Attitude Control Motor and Standard Missile-3 programs, as well as completion of several programs during fiscal 2010, and

•                a decrease of $12,100 within missile subsystems and components due to lower tactical rocket motor and composites programs sales.

These decreases were partially offset by a $14,400 increase in defense electronics driven by higher production activity within missiles and electronic warfare across multiple programs, partially offset by a decrease in sales within special mission aircraft driven by program completion.

Security and Sporting.  The increase was driven by:

•               a $60,300 increase in tactical systems driven by the April 2010 acquisition of Blackhawk, and

•               an increase of $31,600 in commercial products driven by an increase in ammunition sales volume resulting primarily from increased production capacity.

Gross Profit

	Quarters Ended					Nine Months Ended
	January 2, 2011	As a % of Sales	January 3, 2010	As a % of Sales	Change	January 2, 2011	As a % of Sales	January 3, 2010	As a % of Sales	Change

Gross profit	$232,800	20.6%	$250,381	21.9%	$(17,581)	$736,155	20.8%	$755,928	21.2%	$(19,773)

Quarter.

The decrease in gross profit for the quarter is driven by lower overall sales, particularly from higher margin programs, cost growth on a commercial aerospace structures program as previously discussed, and higher pension expense.  This decrease was partially offset by sales growth in other areas and improved operating efficiencies and cost management initiatives.

Nine Months.

The decrease in gross profit for the nine month period primarily relates to lower overall sales, particularly from the higher margin Space Shuttle and Minuteman programs, cost growth on a commercial aerospace structures program as previously discussed, and higher pension expense.  This decrease is partially offset by sales growth in other programs, improved operating efficiencies and cost management initiatives and a $6,300 favorable settlement in Armament Systems in the second quarter of fiscal 2011 related to legal action ATK initiated against the designer of the TNT production line.  In addition the decrease is partially offset by the absence of an $11,400 noncash charge in the prior year within Armament Systems related to the TNT production facility and the absence of margin declines due to additional investments made on advanced weapon programs and reduced incentive fees in missile defense.

Operating Expenses

	Quarters Ended					Nine Months Ended
	January 2, 2011	As a % of Sales	January 3, 2010	As a % of Sales	Change	January 2, 2011	As a % of Sales	January 3, 2010	As a % of Sales	Change
Research and development	$12,733	1.1%	$16,057	1.4%	$(3,323)	$42,388	1.2%	$47,321	1.3%	$(4,933)
Selling	39,011	3.5%	35,134	3.1%	3,877	118,262	3.3%	125,430	3.5%	(7,168)
General and administrative	54,628	4.8%	62,790	5.5%	(8,163)	181,666	5.1%	180,531	5.1%	1,135
Total	$106,372	9.4%	$113,981	10.0%	$(7,609)	$342,316	9.6%	$353,282	9.9%	$(10,966)

Quarter.

Operating expenses decreased $7,609 from the prior year period.  Research and development costs were relatively flat compared to the prior year.  General and administrative expenses were lower due to cost reduction initiatives and lower compensation costs.  These decreases were partially offset by an increase in selling expenses driven by higher sales within Security and Sporting for both commercial products and tactical systems with the Blackhawk acquisition.

Nine Months.

Operating expenses decreased $10,966 from the prior year period.  This decrease was attributable to a reduction in research and development and general and administrative cost management initiatives.  Selling expenses also decreased consistent with lower sales within Aerospace Systems. These decreases were partially offset the lack of a decrease in the provision for bad debts that occurred in the prior year and expenses generated for Blackhawk subsequent to the April 2010 acquisition.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarters Ended			Nine Months Ended
	January 2, 2011	January 3, 2010	Change	January 2, 2011	January 3, 2010	Change
Aerospace Systems	$23,935	$45,494	$(21,559)	$98,499	$126,889	$(28,390)
Armament Systems	55,049	38,889	16,160	158,185	110,780	47,405
Missile Products	19,389	17,346	2,043	47,689	50,379	(2,690)
Security and Sporting	30,357	27,002	3,355	95,623	87,106	8,517
Corporate	(2,302)	7,669	(9,971)	(6,157)	27,492	(33,649)
Total	$126,428	$136,400	$(9,972)	$393,839	$402,646	$(8,807)

The fluctuation in income before interest, income taxes, and noncontrolling interest from the prior year periods was due to program-related changes within the operating segments as described below.

Quarter.

Aerospace Systems.  The decrease primarily relates to lower sales volume within space systems operations and reduced profit on a commercial aerospace structures program as previously discussed.

Armament Systems.  The increase relates to higher overall sales, improved operating efficiencies, and the absence of $6,500 of growth in contract costs associated with the construction of an energetics facility recorded in the prior year.

Missile Products.  The increase was primarily driven by the absence of miscellaneous charges recorded in the prior year period, partially offset by lower sales.

Security and Sporting.  The increase was primarily driven by higher profit in tactical systems from the acquisition of Blackhawk in April 2010, partially offset by higher raw material costs within commercial products.

Corporate.  Corporate income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The decrease from the prior year is driven by higher pension expense, slightly offset by cost-management initiatives and lower intercompany profit eliminations.

Nine Months.

Aerospace Systems.  The decrease primarily relates to lower sales within space systems operations and reduced profit on a commercial aerospace structures program as previously discussed.

Armament Systems.  The increase primarily relates to higher overall sales and improved operating efficiencies, as well as the lack of an $11,400 non-cash charge related to the TNT production facility and $6,500 of cost growth in contract costs, as discussed above, taken in fiscal 2010.  In addition, Armament Systems received a $6,300 favorable settlement in the second quarter of fiscal 2011 related to legal action ATK initiated against the designer of the TNT production line.

Missile Products.  The decrease was primarily driven by lower sales and lack of prior year incentives recorded in the prior year period within propulsion and controls.

Security and Sporting.  The increase was primarily driven by higher profit in tactical systems from the acquisition of Blackhawk in April 2010, partially offset by higher raw material costs within commercial products.

Corporate.  Corporate income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The decrease from the prior year is driven by higher pension expense, slightly offset by cost-management initiatives and lower intercompany profit eliminations.

Net Interest Expense

Quarter.

Net interest expense for the quarter ended January 2, 2011 was $25,044, an increase of $7,290 compared to $17,754 in the comparable quarter of fiscal 2010 primarily due to the issuance of new debt during the current fiscal year which increased the amount outstanding and ATK’s average borrowing rate.

Nine Months.

Net interest expense for the nine months ended January 2, 2011 was $62,960, an increase of $5,120 compared to $57,840 in the comparable period of fiscal 2010 primarily due to the issuance of new debt during fiscal 2011 which increased the amount outstanding and ATK’s average borrowing rate, as well as the $936 write-off of the remaining deferred debt issuance costs associated with our Term A Loan in the second quarter of fiscal 2011.  These increases were partially offset by a reduction of $2,984 in non-cash amortization of the debt discount (which declined primarily because amortization for the 2.75% Convertible Notes due 2024 was complete in August 2009, the first date that holders of these notes could have required ATK to repurchase the notes).

Income Tax Provision

	Quarters Ended					Nine Months Ended
	January 2, 2011	Effective Rate	January 3, 2010	Effective Rate	Change	January 2, 2011	Effective Rate	January 3, 2010	Effective Rate	Change

Income tax provision	$31,108	30.7%	$40,245	33.9%	$(9,137)	$88,440	26.7%	$124,305	36.1%	$(35,865)

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

Quarter.

The income tax provisions for the quarters ended January 2, 2011and January 3, 2010 represent effective tax rates of 30.7% and 33.9%, respectively.  The decrease in the rate from the prior year quarter is primarily due to the extension of the federal research and development (R&D) tax credit and increased benefits from the domestic manufacturing deduction (DMD).

Nine Months.

The income tax provisions for the nine months ended January 2, 2011and January 3, 2010 represent effective tax rates of 26.7% and 36.1%, respectively.  The decrease in the rate from the prior year period is primarily due to the settlement of the examination of the fiscal 2007 and 2008 tax returns, increased benefits from the DMD, and a lower state tax rate.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted on December 17, 2010.  This law retroactively extended the federal R&D tax credit from January 1, 2010 through December 31, 2011.  The favorable impact of this extension was included in the tax rate for the third quarter.

On July 13, 2010, ATK settled the examination of the fiscal 2007 and 2008 tax returns with the Internal Revenue Service (“IRS”).  This settlement resulted in the recognition of $22,289 of tax benefits in the second quarter of fiscal 2011.  This benefit includes the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004.  As of January 2, 2011, the IRS had completed the audits of ATK through fiscal 2008.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $607 reduction of the uncertain tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $412 based on current estimates.

Net Income

Quarter.

Net income for the quarter ended January 2, 2011 was $70,276, a decrease of $8,125 compared to $78,401 in the third quarter of fiscal 2010. This decrease was due to a decrease in gross profit of $17,581 and higher net interest expense of $7,290, partially offset by lower operating expenses of $7,609 and a $9,137 decrease in income tax expenses.

Nine Months.

Net income for the nine months ended January 2, 2011 was $242,439, an increase of $21,938 compared to $220,501 in the comparable period of fiscal 2010. This increase was due to decreases in income tax expenses of $35,865 and operating expenses of $10,966, partially offset by a decrease of $19,773 in gross profit and higher net interest expenses of $5,120.

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

Cash Flow Summary

ATK’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended January 2, 2011 and January 3, 2010 are summarized as follows:

	January 2, 2011	January 3, 2010	Change
Cash flows provided by operating activities	$126,705	$139,726	$(13,021)
Cash flows used for investing activities	(244,904)	(88,776)	(156,128)
Cash flows provided by (used for) financing activities	192,203	(1,896)	194,099
Net cash flows	$74,004	$49,054	$(24,950)

Operating Activities.

Net cash provided by operating activities decreased $13,021 compared to the prior year period.  This decrease was due to a $168,194 increase in cash used for working capital primarily to support higher commercial aerospace sales which is driving the long-term receivable balance higher, the repayment of a government grant and $40,864 more cash used to pay taxes in the current year. These decreases were partially offset by the absence of the $150,000 funding payment to the pension trust in fiscal 2010 and an increase in net income of $21,938.

Cash used for working capital is defined as net receivables plus long-term receivables plus net inventories, less accounts payables and contract advances.

Investing Activities.

Net cash used for investing activities increased by $156,128 primarily due to the $172,251 paid in fiscal 2011 to acquire Blackhawk.  as well as the lack of $5,002 of cash received in September 2009 related to a preliminary purchase price adjustment for the fiscal 2009 acquisition of Eagle Industries.  These increases were partially offset by a decrease in the amount of cash used for capital expenditures in fiscal 2011.

Financing Activities.

Net cash provided by financing activities was $192,203 compared to a use of $1,896 in the period year.  This improvement was primarily due to $750,000 in proceeds received from entering into the Second Amended and Restated Credit Agreement and issuing the 6.875% Senior Subordinated Notes.  This cash inflow was partially offset by $537,576 of cash used to pay-down and extinguish the original Term A Loan and repay the 2.75% Convertible Senior Subordinated Notes due 2024 in October, as discussed further below.  ATK also paid $19,893 in cash for debt issuance costs during fiscal 2011.

Liquidity

In addition to ATK’s normal operating cash requirements, the Company’s principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends, and any strategic acquisitions.  ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK’s debt service requirements over the next two years consist of principal payments due under the new Senior Credit Facility and the maturity of its 2.75% Convertible Notes due 2011 in fiscal year 2012, as discussed further below.  ATK’s other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances.

On November 4, 2010, ATK announced that its Board of Directors has declared the Company’s first quarterly cash dividend.  The $0.20 per share dividend will be payable on March 4, 2011, to stockholders of record on February 8, 2011.  The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, tone of business, capital requirements, credit ratings and the availability and cost of obtaining new debt.  We cannot be certain that ATK will continue to declare dividends in the future and as such, the amount and timing of any future dividends are not determinable.

Based on ATK’s current financial condition, management believes that ATK’s cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through ATK’s revolving credit facilities, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future growth as well as to service ATK’s currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases and payment of dividends over the next 12 months.

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

Long-Term Debt and Credit Facilities

As of January 2, 2011 ATK had actual total indebtedness of $1,610,336 and the $600,000 Revolving Credit Facility provided for the potential of additional borrowings up to $431,032.  There were no outstanding borrowings under the Revolving Credit Facility as of January 2, 2011, although ATK had outstanding letters of credit of $168,968 which reduced amounts available under the facility.

ATK’s indebtedness at January 2, 2011, consisted of the following:

	January 2, 2011	March 31, 2010
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$395,000	$—
Revolving Credit Facility due 2015	—	—
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	—	261,250
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020	350,000	—
2.75% Convertible Senior Subordinated Notes due 2024	—	279,763
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	1,644,453	1,440,466
Less: Unamortized discounts	34,117	46,912
Carrying amount of long-term debt	1,610,336	1,393,554
Less: current portion	320,000	13,750
Carrying amount of long-term debt, excluding current portion	$1,290,336	$1,379,804

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

2.75% Convertible Notes due 2024

In September 2010, ATK notified holders of its 2.75% Convertible Notes due 2024, that were to mature on February 15, 2024, of its intention to redeem the notes on October 14, 2010.  Following notification of the redemption, holders of the notes had the right to convert their notes at a conversion rate of 12.5843 shares of ATK’s common stock per $1 principal amount (a conversion price of $79.46 per share).  Of the $279,763 aggregate principal amount outstanding, $279,735 were redeemed, which ATK paid in cash. Holders of the remaining $28 elected to convert their Notes and were paid that amount in cash following the end of the conversion period in November.

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

Rank and Guarantees

The 3.00% Convertible Notes, the 2.75% Convertible Notes due 2011, the 6.875% Notes due 2020, and the 6.75% Notes due 2016 rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the New Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK’s domestic subsidiaries.  Subsidiaries of ATK other than the subsidiary guarantors are minor.  All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

Covenants

ATK’s New Senior Credit Facility imposes restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the New Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The New Senior Credit Facility also requires that ATK meet and maintain the following financial ratios:

	Senior Leverage Ratio	Leverage Ratio	Interest Coverage Ratio
Requirement	<2.50	<4.00	>3.00
Actual at January 2, 2011	0.69	2.60	10.70

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

Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of January 2, 2011, ATK was in compliance with the financial covenants and ATK expects to be in compliance with the covenants in all of its long-term debt agreements for the foreseeable future.

The indentures governing the 6.75% Notes, the 6.875% Notes due 2020, the 2.75% Convertible Notes due 2011, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity.  As of January 2, 2011, ATK was in compliance with the indentures and expects to be in compliance with the indentures for the foreseeable future.

Share Repurchases

In fiscal 2009, ATK repurchased 299,956 shares for $31,609 and repurchased no additional shares in fiscal 2010 or fiscal 2011.  See Note 14 to the consolidated financial statements in Part II, Item 8 of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  No significant share repurchase activity is currently expected through the remainder of fiscal 2011.  Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. ATK’s 6.75% Senior Subordinated Notes and 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of January 2, 2011, this limit was approximately $610,000. As of January 2, 2011, the New Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010.

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

On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  On January 3, 2011, the trial court issued a scheduling order setting a preliminary trial date of January 23, 2012.  Discovery is underway in the case.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.25% and 2.75% as of January 2, 2011 and March 31, 2010, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	January 2, 2011		March 31, 2010
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,486)	$35,677	$(60,908)	$35,622
Unamortized discount	7,131	(3,486)	8,724	(4,280)
Present value amounts (payable) receivable	$(53,355)	$32,191	$(52,184)	$31,342

As of January 2, 2011, the estimated discounted range of reasonably possible costs of environmental remediation was $53,355 to $82,787.

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

NEW ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements for the quarter ended January 2, 2011.

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

There have been no material changes in ATK’s market risk during the quarter ended January 2, 2011. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of January 2, 2011, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended January 2, 2011, we implemented a new financial consolidation and forecasting system to replace our old system as well as transitioned our corporate business unit, which initiates approximately 46% of our total cost transactions, from an old accounting system to a newer existing accounting system.  We believe these newer systems are more sustainable and enhance our internal controls over financial reporting.  There were no other changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  On January 3, 2011, the trial court issued a scheduling order setting a preliminary trial date of January 23, 2012.  Discovery is underway in the case.

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

ITEM 1A.  RISK FACTORS

While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and Item 1A of Part II of ATK’s Quarterly Report on Form 10-Q for the fiscal quarters ended July 4, 2010 and October 3, 2010, describe all known material risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results, and future prospects.  The discussion below includes updates to those risk factor disclosures.

ATK uses estimates in accounting for its programs. Changes in estimates could affect ATK’s financial results.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of ATK’s contracts, the estimation of total revenues and cost at completion is complex and subject to many variables. Assumptions are made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, many assumptions are made regarding the future impacts of such things as the business base, efficiency initiatives, cost reduction efforts, and contract changes and claim recovery. Incentives or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance. Estimates of award and incentive fees are also used in estimating revenue and profit rates based on actual and anticipated awards.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if ATK used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. Additional information on ATK’s accounting policies for revenue recognition can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section titled “Critical Accounting Policies” in Item 7 of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
October 4 — October 31	671	$73.74	—
November 1 — November 28	150	69.36	—
November 29 — January 2	2,136	73.60	—
Fiscal quarter ended January 2, 2011	2,957	$73.42	—	4,700,044

(1)        All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)        On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares.  The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million.  ATK repurchased no shares during fiscal 2010 or the quarter ended January 2, 2011. As of January 2, 2011, there were 4,700,044 remaining shares authorized to be repurchased.

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

4.1

Amendment 1, dated as of November 3, 2010, to the Rights Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York Mellon, successor to LaSalle Bank National Association, as rights agent (Exhibit 4.1 to Form 8-K dated November 2, 2010)..

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

ALLIANT TECHSYSTEMS INC.

Date: February 8, 2011	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)