Form 10-K
period 2011-03-31
ALLIANT TECHSYSTEMS INC
filed 2011-05-25
CIK 866121

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of October 3, 2010, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $2.445 billion (based upon the closing price of the common stock on the New York Stock Exchange on October 1, 2010).

          As of May 8, 2011, there were 33,552,168 shares of the registrant's voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the registrant's definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

        Alliant Techsystems Inc. ("ATK" or the "Company") is an aerospace, defense, and commercial products company that operates in 23 states, Puerto Rico, and internationally. ATK was incorporated in Delaware in 1990.

        ATK has grown substantively as a result of both internal expansion and a series of acquisitions. ATK has made the following acquisitions over the past five years:

  •
  Swales Aerospace in June 2007

  •
  Eagle Industries in March 2009

  •
  Blackhawk Industries Products Group Unlimited, LLC in April 2010

        ATK is a leading producer of military small-caliber ammunition for use in soldier-carried weapons such as automatic and semi-automatic rifles, and machine guns. The Company is also one of the largest producers of medium-caliber ammunition used by crew-served weapons on armored vehicles and aircraft. ATK is one of the largest producers of military large-caliber ammunition used by tanks. In addition, the Company is a producer of ammunition for the sport enthusiast and law enforcement markets.

        ATK is a leading manufacturer of solid rocket motors, supporting tactical, strategic, missile defense, and space launch applications. Its large solid rocket motors support all of NASA's current and planned human spaceflight programs, including the Space Shuttle, Constellation, the International Space Station Cargo Resupply Services, and the planned Space Launch System heavy-lift vehicle. The Company produces other large solid rocket motors used to launch a wide variety of strategic missiles and launch vehicles for satellite insertions or deep-space scientific exploration, including the Trident II ("D5") and Minuteman III which provide strategic deterrence capability for the United States and its allies; Ground-based Missile Defense interceptors, SM-3 interceptors, and missile defense targets; and Graphite Epoxy Motors and Orion Motors for launch vehicles such as the Delta II, Delta IV, Minotaur, and Taurus. The Company also produces smaller solid rocket motors for tactical missiles such as the Hellfire and Maverick. In addition, ATK is a market leader in orbit insertion solid rocket motors that place satellites in their proper orbit once they have arrived in space.

        ATK is a provider of composite components for commercial and military aircraft, as well as affordable, precision-strike weapon systems. The Company manufactures medium-caliber chain guns for use on a variety of land, sea and airborne platforms. It is a provider of satellite and spacecraft components and subsystems and has recently established itself as a provider of tactical accessories for military, security, law enforcement and sport enthusiast markets. ATK provides propellant and energetic materials. It provides advanced missile warning sensors for a variety of aircraft; fuses for a wide variety of weapon systems; and advanced barrier systems used by the U.S. Armed forces and its allies. Additional business lanes include special mission aircraft for intelligence, surveillance and reconnaissance missions; and advanced flares and decoys used for night operations and search and rescue missions.

        We conduct our business through a number of separate legal entities that are listed in Exhibit 21 to this report. These legal entities are grouped into our operating segments. The structure aligns ATK's capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability. As of March 31, 2011, ATK's four operating segments are Aerospace Systems, Armament Systems, Missile Products, and Security and Sporting.

        Sales, income before interest, income taxes and noncontrolling interest, total assets, and other financial data for each segment for the three years ended March 31, 2011 are set forth in Note 15 to the consolidated financial statements, included in Item 8 of this report.

        References in this report to a particular fiscal year refer to the year ended March 31 of that calendar year.

Aerospace Systems

        Aerospace Systems, which generated 30% of ATK's external sales in fiscal 2011, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets. Other products include illuminating flares and aircraft countermeasures. The following is a description of the divisions within the group:

Aerospace Structures

        The division is a provider of composite aircraft components for military and commercial aircraft manufacturers, primarily leveraging advanced automated composite fabrication techniques, including Fiber-Placement Machines and ATK-proprietary Automated Stiffener Forming Machines (ASFM). It provides a wide variety of composite parts for the F-35 II Lightning, a fifth-generation fighter aircraft for the U.S. military and its allies—these parts include upper and lower wing skins, fuselage skins, nacelles, ducts, and access covers. It also provides composite radomes and apertures for a number of military aircraft, including the RQ-4 Global Hawk. The division is nearing completion of a commercial aerospace composites center of excellence facility in Clearfield, Utah, to support its commercial aerospace customers, including Airbus, GE, Rolls Royce, and Boeing. The division is under contract to produce the majority of the composite stringers and frames for the Airbus A350XWB wide body passenger jetliner, using the ASFM process. Additional major commercial programs include production of the fan containment case for General Electric's GEnx engine which will be used to power the Boeing 747-8 Cargo aircraft, and a partnership with Rolls Royce to produce the aft fan case for the Trent XWB engine, which will be used to power the Airbus A350 aircraft.

Space Systems Operations

        The division is the production home for the Company's reusable solid rocket motors for NASA's current and planned human spaceflight programs, including the Space Shuttle, Constellation, the International Space Station Cargo Re-supply Services, and the planned Space Launch System heavy-lift vehicle. In addition, the division produces a launch abort system ("LAS") motor for the Orion crew capsule that was designed to safely pull the crew away from the launch vehicle in the event of an emergency during the launch. The Space Shuttle, Ares I/Ares V, and LAS programs accounted for approximately 10% of ATK's total revenue in fiscal 2011. The Space Shuttle program will conclude in early fiscal 2012. During fiscal 2011, ATK continued performance on the Ares I program and achieved all contractual milestones. The President's GFY 2012 budget released in February 2011 identified funding for the continuation of the Space Launch System using, to the maximum extent possible, existing Constellation Programs, which include the Ares I program. ATK believes that the Ares I program will be reformed and transitioned into the Space Launch System architecture, for which funding has been included in the President's GFY 2012 budget request and which has strong Congressional support. The recently-enacted GFY 2011 Appropriations Act for NASA codified in statute the funding level and program definition for the Space Launch System. The funding and statutory direction in the 2011 NASA Appropriations Act matched the levels set in the 2010 NASA Authorization Act signed by the President in October 2010. Congress will determine, as part of the

2012 appropriations legislative process, what the policy and funding levels for NASA will be and allocate GFY 2012 funding for the Space Launch System. The Administration's proposals are being debated in Congress, which will lead to a NASA appropriations bill, which should be passed by the end of ATK's second quarter of fiscal 2012. This legislation could ultimately define NASA's future space exploration program.

        The division also produces large solid rocket motors for the Trident II ("D5") Fleet Ballistic Missile and the Minuteman III Intercontinental Ballistic Missile. These two programs provide the backbone of the United States' strategic deterrence. The Minuteman III program completed its full rate production in fiscal 2010 and was reduced to a "warm-line" status in fiscal 2011. Additional solid rocket motors being produced by the division include GEM 40 and GEM 60 motors for the Delta II, Orion®motors for the Orbital Science Corporation's Pegasus®, Taurus®, and Minotaur launch vehicles, and CASTOR® motors for Orbital Science Corporation's Taurus rocket, Missile Defense Agency targets, and Germany's MAXUS program. The division supplies Orion® motors for all three-stages of the ground-based missile defense system. In addition, the division produces advanced flares and decoys that provide illumination for search and rescue missions, and countermeasures against missile attacks. The division also produces thermal management systems that provide heating and cooling for spacecraft, either on-orbit or traveling through the solar system. In fiscal 2010, the division also successfully delivered the first satellite bus ("ORS-1") for the U.S. Air Force's Operationally Responsive Space program.

Structures and Components

        The division is a U.S. supplier of satellite mechanical components and assemblies for a wide variety of commercial, civil, and defense spacecraft programs. It has strong market positions in satellite fuel and oxidizer tanks, precision structures, solar power arrays, deployable structures, and various spacecraft composite primary and secondary structures. The division produces the very stable backplane structure for the James Webb Space Telescope ("JWST") mirrors, critically enabling that mission. Under contract to Lockheed Martin, the division is now transitioning from low-rate to full-rate production on the Terminal High Altitude Area Defense ("THAAD") for the mid-body aerostructures. The business also supports multiple Lockheed-Martin A2100 spacecraft programs and Orbital Science's STAR2 commercial geosynchronous programs. Additionally, the unit supports NASA's manned space initiatives via the solar arrays on the Orion/Multi-Purpose Crew Vehicle ("MPCV") and the propulsion tanks on Orbital Science's Crew Resupply Service ("CRS") Cygnus vehicle.

Armament Systems

        Armament Systems, which generated 37% of ATK's external sales in fiscal 2011, develops and produces military small-, medium-, and large-caliber ammunition, precision munitions, gun systems, and propellant and energetic materials. It also operates the U.S. Army ammunition plant in Independence, MO and is under contract to operate the Radford, VA U.S. Army ammunition plant through September 30, 2011. The following is a description of the divisions within the group:

Advanced Weapons

        The division is home to the majority of ATK's precision fire weapons and large-caliber ammunition programs. It is under contract to produce the Precision Guidance Kit for 155mm artillery and is the developer and producer of the Mortar Guidance Kit for the U.S. Army's Advanced Precision Mortar Initiative ("APMI"). The division is a large producer of large-caliber ammunition for the United States and allied nations. An additional program of note is the Individual Semi-Automatic Airburst System ("ISAAS") under development for the U.S. Army. ATK was also awarded additional funding to support urgent fielding of the ISAAS for operational evaluation in Afghanistan. Both the APMI and ISAAS programs are undergoing successful initial field testing by U.S. Army forces in Afghanistan.

Energetic Systems

        The division currently operates the Radford Army Ammunition Plant ("RFAAP") in Radford, Virginia, where it develops and produces a variety of energetics and bomb fills, including nitrocellulose and nitroglycerin. It also manufactures propellants for medium- and large-caliber ammunition and tactical rocket motors. On May 12, 2011, ATK was notified by the U.S. Army that the Company had not been awarded the contract for the continued operation and maintenance of RFAAP. ATK is currently under contract to operate RFAAP through September 30, 2011. ATK has requested a Government Accountability Office review of the RFAAP competition decision after receiving a debriefing from the United States Army. The decision to protest the award will not impact the facilities production or delivery schedules during the protest period. We cannot give any assurances that ATK will be successful with the outcome of this review. ATK will continue to operate its New River Energetics facility located at RFAAP, which supports ATK's commercial business, international program efforts, and other business not directly associated with the RFAAP contract.

Integrated Weapon Systems

        The division produces medium-caliber chain guns and is a systems integrator and designer of medium-caliber ammunition for integrated gun systems globally. These gun systems are used on a variety of ground combat vehicles, helicopters and naval vessels, including the Bradley Fighting Vehicle, Light Armored Vehicle, coastal patrol craft, and Apache helicopter. To date, the division has supplied more than 15,000 medium-caliber gun systems to the U.S. military and allied forces worldwide. New products include the MK51 Modular Autonomous Weapon System and the M230LF gun system.

Small Caliber Systems

        Since 2000, ATK has operated the Lake City Army Ammunition plant ("LCAAP") in Independence, MO. In fiscal 2011, the Company produced approximately 1.4 billion rounds of small-caliber ammunition in the facility. ATK is currently under contract with the U.S. Army to operate the LCAAP until fiscal 2014. The prime contract at Lake City accounted for approximately 15% of ATK's total revenue in fiscal 2011. The division also provides non-NATO munitions and weapons systems to the U.S. Army for use by security forces in Afganistan.

Missile Products

        Missile Products, which generated 14% of ATK's external sales in fiscal 2011, is a leader in tactical solid rocket motor development and production for a variety of air-, sea- and land-based systems. The group serves a variety of domestic and international customers in the defense, aerospace, security and energy markets in either a prime contractor, partner or supplier role. Missile Products is home to ATK's missile defense interceptor capabilities, airborne missile warning systems, advanced fuzes, and defense electronics. The group is developing the U.S. Navy's Advanced Anti-Radiation Guided Missile ("AARGM") and the Multi-Stage Super Sonic Missile ("MSST"), as well as advanced air-breathing propulsion systems and special mission aircraft for specialized applications. The following is a description of the divisions within the group:

Defense Electronics Systems

        The division provides customers advanced radiation homing missile systems, special-mission aircraft, missile warning systems, and mission support equipment. Key programs include the AARGM missile, which is undergoing operational testing and evaluation by the U.S. Navy; the AAR-47 missile warning system used by U.S. and allied fixed and rotor-wing aircraft to defeat incoming missile threats; and the MSST supersonic target missile for the U.S. Navy. The division also provides special-mission aircraft that integrate sensors, fire control equipment, and air-to-ground weapons capability for use in counterinsurgency, border/coastal surveillance, and security missions.

Missile Subsystems & Components

        The division provides customers with tactical, high-performance, solid rocket motor propulsion for a variety of surface and air launched missile systems including Hellfire, Maverick, AMRAAM and Sidewinder. The division is also home to fuzing and sensors for various artillery, mortar, grenade and air-dropped weapons; metal components for various medium caliber gun and 120mm tank ammunition and production of specialty composite and ceramic structures used on military platforms and in energy applications.

Propulsion and Controls

        The division provides customers with the third-stage propulsion and the solid divert and attitude control systems ("SDACS") used to guide the kinetic warhead on the Standard Missile ("SM-3") missile defense interceptor. The division is also home to precision fuzing programs, such as the Hard Target Void Sensing Fuze ("HTVSF"). Additional capabilities include the STAR™ family of satellite orbit insertion motors, high performance rocket boosters, the attitude control motor for NASA's launch abort system on the Orion crew vehicle and advanced air-breathing propulsion for platforms designed for Mach 3+ flight.

Security and Sporting

        Security and Sporting, which generated 19% of ATK's external sales in fiscal 2011, develops and produces commercial products and tactical systems and equipment. The following is a description of the divisions within the group:

Ammunition

        The division develops and produces ammunition for the sport hunting/sport enthusiast markets. It also produces ammunition for the local law enforcement, U.S. Government, and international markets. The division's Federal Premium® line of ammunition enjoys a market-leading position. Additional brands include Fusion®, Black Cloud ®, Estate Cartridge®, CCI®, Blazer ®, and Speer®.

Accessories

        The division includes ATK's accessories product lines such as reloading equipment, gun care products, targets and traps, riflescopes and mounts, and binoculars. These products are marketed under a number of well-know brand names including: RCBS®, Outers®, Shooter's Ridge®, Champion ®, Weaver Optics®, and Alliant Powder®.

        The division also provides tactical systems and equipment to the armed forces and allies, special operations forces, and law enforcement (both domestic and international). Eagle Industries is a top-quality nylon tactical-gear brand that focuses on large government contracts. Its equipment is Berry Amendment compliant and is highlighted by Scalable Plate Carrier ("SPC") components, Modular Lightweight Load-carrying Equipment ("MOLLE"), and spare parts that work with soft armor ballistic protection to help military personnel lighten their loads.

        Blackhawk Industries Products Group Unlimited, LLC ("Blackhawk") was added to the group's portfolio in April 2010 and offers tactical gear and accessories for military, law enforcement, homeland security and commercial tactical use. Its brand and wide range of product accessories, such as apparel and SERPA Holsters, are well suited to the commercial audience, as well as contract business.

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

        Fiscal 2011 sales by customer were as follows:

Percent of Sales
Sales to:
U.S. Army	30%
NASA	13%
U.S. Navy	11%
U.S. Air Force	7%
Other U.S. Government customers	7%

Total U.S. Government customers	68%
Commercial and foreign customers	32%

Total	100%

        Sales to U.S. Government and its prime contractors during the last three fiscal years were as follows:

Fiscal	U.S. Government sales	Percent of sales
2011	$3,281 million	68%
2010	3,333 million	69%
2009	3,486 million	76%

        Our reliance on U.S. Government contracts entails inherent benefits and risks, including those particular to the aerospace and defense industry. We derived approximately 15% of our total fiscal sales from the military small-caliber ammunition contract at Lake City. No other single contract contributed more than 10% of our sales in fiscal 2011. Our top five contracts accounted for approximately 28% of fiscal 2011 sales.

        The breakdown of our fiscal 2011 sales to the U.S. Government as a prime contractor and a subcontractor was as follows:

Sales as a prime contractor	71%
Sales as a subcontractor	29%

Total	100%

        No single customer, other than the U.S. Government customers listed above, accounted for more than 10% of our fiscal 2011 sales.

        Foreign sales for each of the last three fiscal years are summarized below:

Fiscal	Foreign sales	Percent of sales
2011	$695 million	14.3%
2010	632 million	13.1%
2009	386 million	8.4%

        Sales to foreign governments must be approved by the U.S. Department of Defense ("DoD") and the U.S. State Department or U.S. Commerce Department. Our products are sold directly to U.S. allies as well as through the U.S. Government. Approximately 22% of these sales were in Aerospace Systems, 50% were in Armament Systems, 11% were in Missile Products, and 17% were in Security and Sporting. Sales to no individual country outside the United States accounted for more than 4% of ATK's sales in fiscal 2011.

        Our major law enforcement customers include large metropolitan police departments, the Department of Homeland Security, the Federal Bureau of Investigation, and the U.S. Secret Service. Major customers of our security and sporting business include retailers such as Walmart, Cabela's, and Gander Mountain, as well as large wholesale distributors. Major commercial aerospace customers include Airbus S.A.S., Rolls-Royce Group plc, and General Electric Company.

Backlog

        Contracted backlog is the estimated value of contracts for which we are authorized to incur costs and orders have been recorded, but for which revenue has not yet been recognized. The total amount of contracted backlog was approximately $6.5 billion and $6.7 billion as of March 31, 2011 and 2010, respectively. Included in contracted backlog as of March 31, 2011 was $1.5 billion of contracts not yet funded consisting primarily of the Ares I program, which is discussed above. Approximately 53% of contracted backlog as of March 31, 2011 is not expected to be filled within fiscal 2012.

        Total backlog, which includes contracted backlog plus the value of unexercised options, was approximately $6.7 billion as of March 31, 2011 and $7.1 billion as of March 31, 2010.

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

        Our Security and Sporting business competes against manufacturers with well-established brand names and strong market positions. A key strategy in these highly competitive markets is the consistent flow of new and innovative products. We also attempt to control operating costs, particularly for raw materials, since retail consumer purchasing decisions are often driven by price. Enhanced product performance is especially important to our law enforcement customers as they rely on our products to protect and serve the public.

        ATK generally faces competition from a number of competitors in each business area, although no single competitor competes along all of ATK's segments. ATK's principal competitors in each of its segments are as follows:

          Aerospace Systems:     Aerojet-General Corporation, a subsidiary of GenCorp Inc.; Kilgore Flares Company, LLC, a subsidiary of Chemring North American; Pratt & Whitney Rocketdyne, Inc., a subsidiary of United Technologies Corporation; Orbital Sciences Corporation;

  General Dynamics-Integrated Space Systems; Sierra Nevada Corporation; AASC; GKN plc; Vought Aircraft Industries, Inc.; a division of Triumph Group; Applied Aerospace Structures Corporation; Ball Aerospace & Technologies Corporation, a subsidiary of Ball Corporation; Keystone & ARDE of United Technologies Corporation; and SpaceX.

          Armament Systems:    General Dynamics Corporation; BAE Systems; Raytheon Company, and various international producers of ammunition and guns.

          Missile Products:     Aerojet-General Corporation, a subsidiary of GenCorp Inc.; General Dynamics Corporation; Lockheed Martin Corporation; Raytheon Company; Textron Inc.; Pratt & Whitney Space and Missile Propulsion, a subsidiary of United Technologies Corporation; The Boeing Company; L-3 Communications Corporation; Northrop Grumman Corporation; BAE Systems, AAR Corp.; Goodrich Corporation; and Science Applications International Corporation ("SAIC").

          Security and Sporting:     Winchester Ammunition of Olin Corporation; Remington Arms; and various smaller manufacturers and importers, including Hornady, Black Hills Ammunition, Wolf, Rio Ammunition, Fiocchi Ammunition, and Selliers & Belloitt.

Research and Development

        We conduct extensive research and development ("R&D") activities. Company-funded R&D is primarily for the development of next-generation technology. Customer-funded R&D is comprised primarily of activities we conduct under contracts with the U.S. Government and its prime contractors. R&D expenditures in each of the last three fiscal years were as follows:

Fiscal	Company-funded Research and Development	Customer-funded Research and Development
2011	$65.0 million	$688.1 million
2010	75.9 million	773.3 million
2009	81.5 million	865.5 million

Raw Materials

        We use a broad range of raw materials in manufacturing our products, including aluminum, steel, copper, lead, graphite fiber, epoxy resins, and adhesives. We monitor the sources from which we purchase these materials in an attempt to ensure there are adequate supplies to support our operations. We also monitor the price of materials, particularly commodity metals like copper, which have fluctuated dramatically over the past several years.

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

Intellectual Property

        As of March 31, 2011, we owned 510 U.S. patents and 199 foreign patents. We also had approximately 217 U.S. patent applications and approximately 168 foreign patent applications pending.

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

Employees

        As of March 31, 2011, ATK had more than 15,000 employees. Approximately 10% of these employees were covered by collective bargaining agreements. The majority of represented employees work at three locations. Two of the major collective bargaining agreements have terms that expire in calendar 2011 and will be renegotiated during calendar 2011, and three others expire in calendar 2012.

Executive Officers

        The following table sets forth certain information with respect to ATK's executive officers as of May 1, 2011:

Name	Age	Title
Mark W. DeYoung	52	President and Chief Executive Officer
Steven J. Cortese	49	Senior Vice President Washington Operations
Karen Davies	52	Senior Vice President and President Armament Systems
Ronald P. Johnson	48	Senior Vice President and President Security and Sporting
Michael A. Kahn	52	Senior Vice President and President Missile Products
Blake E. Larson	51	Senior Vice President and President Aerospace Systems
Robert E. Mullins	41	Senior Vice President Corporate Strategy
Keith D. Ross	54	Senior Vice President, General Counsel and Secretary
John L. Shroyer	47	Senior Vice President and Chief Financial Officer
Christine A. Wolf	51	Senior Vice President Human Resources

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

        Steven J. Cortese has held his present position since joining ATK in October 2006. Prior to joining ATK, he served as Vice President, Programs and Budgets for Lockheed Martin Washington Operations from 2003 to 2006. Prior to that, he served the U.S. Senate Appropriations Committee in a number of key staff leadership posts from 1986 to 2003, including Minority and Majority Staff Director for the full committee.

        Karen Davies has held her present position since March 2010. From 2002 to March 2010, she was the Vice President and General Manager for Small Caliber Systems. Prior to that, she was Vice President Information Technology and CIO for ATK in Minneapolis. Before that, she was Vice President, Strategic Programs for Aerospace Group.

        Ronald P. Johnson has held his present position since April 2010. From 2004 to March 2010, he was the Vice President and General Manager of Commercial Products. Prior to joining ATK in 2001, he was Vice President of Finance, Controller, and Vice President of Logistics for Blount International.

        Michael A. Kahn has held his present position since August 3, 2010. From 2009 to August 2010, he was Executive Vice President Aerospace Systems. From 2008 to 2009, he was Vice President and General Manager Launch Systems and, from 2001 to 2008, he was Vice President Space Launch

Systems. Prior to that he held a number of leadership positions across a variety of programs and operations of the Company.

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

        Robert E. Mullins has held his present position since September 7, 2010. Prior to joining ATK, he served in a variety of executive positions with Northrop Grumman from 2002 to August 2010, most recently as Vice President, Operations, Strategy, and Development. Prior to that, he was an International Policy Analyst at the RAND Corporation.

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

        Christine A. Wolf has held her present position since March 7, 2011. She has nearly 30 years of experience in the Human Resources field. Prior to joining ATK, she was the Senior Vice President and Chief Human Resources Officer for Fannie Mae from 2008 to March 2011. Prior to that, she was the Chief Human Resources Officer for E*Trade from 2004 to 2008.

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

        As the majority of ATK's sales are to the U.S. Government and its prime contractors, ATK depends heavily on the contracts underlying these programs. Significant portions of ATK's sales come from a small number of contracts. ATK's top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 28% of fiscal 2011 sales. ATK's military small-caliber ammunition contract contributed approximately 15% of total fiscal 2011 sales. The loss or significant reduction of a material program in which ATK participates could have a material adverse effect on ATK's operating results, financial condition, or cash flows.

        ATK's small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant ("Lake City") in Independence, Missouri. Lake City is the Army's principal small-caliber ammunition production facility and is the primary supplier of the U.S. military's small-caliber ammunition needs. ATK took over operation of this facility on April 1, 2000 and is responsible for the operation and management, including leasing excess space to third parties in the private sector. ATK is currently operating under a four-year supply contract with the U.S. Army as the primary supplier of small-caliber ammunition to the U.S. DoD for both its training and tactical needs. Production on this contract is expected to continue into fiscal 2014. Through the end of the current contract, ATK will complete government funded projects for modernization of the facility. ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 11 years after the plant production contract, if the plant production contract is not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract. Future ATK production under this contract or levels of government spending cannot be predicted with certainty. For potential risks associated with the Lake City contract competition, see the risk factor on competition discussed below.

        In 2006, ATK was chosen by NASA to design, develop, and manufacture the first-stage for the next-generation Ares I Crew Launch Vehicle, which was intended to replace the Space Shuttle launch system, now scheduled for retirement from service in 2011. As the prime contractor for the first-stage, in addition to a new five-segment motor derived from the Space Shuttle's four-segment Reusable Solid Rocket Motor ("RSRM"), ATK is also responsible for thrust vector control, stage separation motors, forward and aft interface structures, ordnance, and parachute recovery systems. ATK believes that its RSRM products used on the Space Shuttle and the Ares I Crew Launch Vehicle for NASA's Constellation space exploration program will be important to achieving affordable launch systems for NASA. In August 2009, NASA released a study, referred to as the Augustine Report, which formed the basis of the Administration's GFY 2011budget released on February 1, 2010. The Administration's released budget included the proposed cancellation of NASA's Constellation space exploration program. During fiscal 2011, ATK continued performance on the Ares I program and achieved all contractual milestones. The President's GFY 2012 budget released in February 2011 identified funding for the continuation of the Space Launch System using, to the maximum extent possible, existing Constellation Programs. ATK believes that the Ares I program will be reformed and transitioned into the Space Launch System architecture, for which funding has been included in the President's budget request and which has strong Congressional support. Congress will determine, as part of the 2012 appropriation legislative process, what the policy and funding levels for NASA will be and allocate GFY 2012 funding for the Space Launch System. However, if Congress significantly changes NASA's GFY 2012 budget or accepts the proposed cancellation of the Constellation program without appropriating funds for the Space Launch System, there could be a material adverse effect on ATK's operating results, financial condition, and cash flows, including the potential for substantial termination liability. If the program is terminated, the Company believes that it will be reimbursed for certain amounts previously incurred by ATK, as well as amounts to be incurred by ATK, as part of that termination (e.g., severance, environmental liabilities, termination administration). There can be no assurance that ATK will be successful in collecting reimbursement of any termination liability costs.

        In fiscal 2011, NASA sales relating to the Constellation contracts were approximately $415 million and as of March 31, 2011 ATK had approximately:

  •
  $50 million of billed and unbilled receivables directly related to the program

  •
  $92 million of net property, plant, and equipment and other assets related to the Constellation and other contracts, and

  •
  $515 million of goodwill recorded related to the Space Systems Operations reporting unit

        All of these assets would be subject to impairment testing if significant changes are made to the Constellation program and related contracts in future periods.

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

        Fixed-Price Contracts.    Fixed-price contracts are firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, ATK agrees to perform certain work for a fixed price and absorb any cost underruns or overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract price may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed-price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns. If the initial estimates used to calculate the contract price and the cost to perform the work prove to be incorrect, there could be a material adverse effect on operating results, financial condition, or cash flows. In addition, some contracts have specific provisions relating to cost, schedule, and performance. If ATK fails to meet the terms specified in those contracts, the cost to perform the work could increase or ATK's price could be reduced, which would adversely affect the Company's financial condition. The U.S. Government also regulates the accounting methods under which costs are allocated to U.S. Government contracts.

        The following table summarizes how much each of these types of contracts contributed to ATK's U.S. Government business in fiscal 2011:

Cost-plus contracts:
Cost-plus-fixed-fee	10%
Cost-plus-incentive-fee/cost-plus-award-fee	19%
Fixed-price contracts:
Firm-fixed-price	71%

Total	100%

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

        ATK is subject to extensive and complex U.S. Government procurement laws and regulations, along with ongoing U.S. Government audits and reviews of contract procurement, performance, and administration. ATK could suffer adverse consequences if it were to fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of controlled products and commodities; or commit a significant violation of any other federal law. These consequences could include contract termination; civil and criminal penalties; and, under certain circumstances, ATK's suspension and debarment from future U.S. Government contracts for a period of time. In addition, foreign sales are subject to greater variability and risk than ATK's domestic sales. Foreign sales subject ATK to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to ATK.

        In addition to the regulation-related risks identified above, the manufacture, sale and purchase of firearms and ammunition are also subject to extensive governmental regulation on the federal, state and local levels. Changes in regulation could materially adversely affect our business by restricting the types of products we manufacture or sell or by imposing additional costs on us or our customers in connection with the manufacture or sale of our products. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While we do not believe that existing federal and state legislation relating to the regulation of firearms and ammunition had a material adverse effect on our sales, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on us in the future.

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

ATK is exposed to risks associated with expansion into commercial markets.

        ATK's long-term business growth strategy includes expansion into markets such as commercial aerospace structures. Such efforts involve a number of risks, including increased capital expenditures, market uncertainties, schedule delays, performance risk, extended payment terms, diversion of management attention, additional credit risk associated with new customers, and costs incurred in competing with companies with strong brand names and market positions. An unfavorable event or trend in any one or more of these factors could adversely affect ATK's operating results, financial condition, or cash flows.

ATK uses estimates in accounting for its programs. Changes in estimates could affect ATK's financial results.

        Contract accounting requires judgment relative to assessing risks, estimating contract revenues, including the impact of scope change negotiations, estimating program costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of ATK's contracts, the estimation of total revenues and cost at completion is complex and subject to many variables. Assumptions are made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, many assumptions are made regarding the future impacts of such things as the business base, efficiency initiatives, cost reduction efforts, and contract changes and claim recovery. Incentives or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance. Estimates of award and incentive fees are also used in estimating revenue and profit rates based on actual and anticipated awards.

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

        As of March 31, 2011, ATK had total debt of $1.6 billion. In addition, ATK had $187.5 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $412.5 million of availability under its revolving credit facility. Additional information on ATK's debt can be found under "Liquidity and Capital Resources" in Item 7 of this report.

        ATK has demands on its cash resources in addition to interest and principal payments on its debt including, among others, operating expenses. ATK's level of indebtedness, possible interest rate increases, and these significant demands on ATK's cash resources could:

  •
  make it more difficult for ATK to satisfy its obligations,

  •
  require ATK to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, share repurchases, dividends, and other general corporate purposes,

  •
  limit ATK's flexibility in planning for, or reacting to, changes in the defense and aerospace industries,

  •
  place ATK at a competitive disadvantage compared to competitors that have lower debt service obligations and significantly greater operating and financing flexibility,

  •
  limit, along with the financial and other restrictive covenants applicable to ATK's indebtedness, among other things, ATK's ability to borrow additional funds,

  •
  increase ATK's vulnerability to general adverse economic and industry conditions, and

  •
  result in a default event upon a failure to comply with financial covenants contained in ATK's senior credit facilities which, if not cured or waived, could have a material adverse effect on ATK's business, financial condition, or results of operations.

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

        In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition. ATK's sole-source contracts accounted for 58% of U.S. Government sales in fiscal 2011 and include the following programs: RSRM Space Shuttle boosters, Ares I first stage, Trident II missiles, Minuteman III Propulsion Replacement Program, Advanced Medium-Range Air-to-Air Missile, Hellfire, Sensor Fuzed Weapon propulsion systems, M830A1 multi-purpose tank ammunition rounds, M829A3 tank ammunition, M789 Lightweight 30 High Explosive Dual Purpose and M792 25mm High Explosive Incendiary—Traced with Self Destructing Fuze for medium-caliber ammunition, the AAR-47 missile warning system, Javelin launch tubes, SM-3 Solid Divert and Attitude Control Systems and Third Stage Rocket Motors, STARTM Motors, Advanced Anti-Radiation Guided Missile ("AARGM"), Mobile Ground-to-Air Radar Jamming System, Spider barrier system, and the Individual Semi-Automatic Airburst System ("ISAAS").

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

        The government has initiated the Lake City competition. Receipt of the RFP and ATK's submittal of the proposal is expected in ATK's fiscal 2012 with the contract award expected in September 2012. Loss of the Lake City contract would reduce Armament System's sales and profit. The prime contract at Lake City accounted for approximately 15% of ATK's total revenue in fiscal 2011.

ATK could experience a reduction in demand for commercial ammunition.

        In recent years, ATK has seen a spike in demand for commercial ammunition. Although ATK services a broad base of customers, a reduction in the demand for commercial ammunition to more normal levels is expected and could have an adverse impact on the Company's operating results.

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

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK generally assumed responsibility for environmental compliance at the facilities acquired from Hercules (the "Hercules Facilities"). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If ATK were unable to recover those environmental remediation costs under these contracts, ATK believes these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., ("Hercules") under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

  •
  ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. ("Alcoa") in fiscal 2002. ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29 million, ATK and Alcoa have agreed to split evenly any amounts between $29 million and $49 million, and ATK is responsible for any payments in excess of $49 million. At this time, ATK believes that costs not recovered through U.S. Government contracts will be immaterial.

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

        In December 2001, ATK received notice from the State of Utah of a potential claim against ATK under Section 107(f) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State's rights under CERCLA, also expressly acknowledged the State's willingness to allow ATK to go forward with its currently-planned monitoring and remediation program. The State's preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules' manufacturing operations at the site. ATK has had discussions with the State regarding this claim and entered into a tolling agreement with the State in fiscal 2002. In fiscal 2003, ATK entered into a similar tolling agreement with the State regarding the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol. These agreements allow ATK time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. The tolling agreements expire in January 2016 and September 2012, respectively. Although ATK has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to ATK with respect to the affected areas, ATK cannot yet predict if or when a suit may be filed against it, nor can ATK determine any additional costs that may be incurred in connection with this matter.

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

        As of March 31, 2011, ATK had a total of $499 million of convertible senior subordinated notes outstanding, subject to the terms of various indentures. The indentures require ATK to satisfy up to the principal amount of these notes solely in cash. In addition, the indentures require ATK to pay any additional amounts above the principal amount of the notes in cash, common stock, or a combination of cash and common stock at ATK's discretion. As the price of ATK's common stock increases above the conversion price of the notes, ATK includes the dilutive impact of the number of shares that would be issued if converted, which decreases earnings per share.

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

        Over the next several years, ATK intends to focus on the expansion of our business into international markets. In fiscal 2011, approximately 14% of ATK's sales were to foreign customers, compared to 13% in the prior year. ATK's international business may pose greater risks than its business in the United States because in some countries there is increased potential for changes in economic, legal and political environments. ATK's international business is also sensitive to changes in a foreign government's national priorities and budgets. International transactions frequently involve increased financial and legal risks arising from foreign exchange rate variability and differing legal systems and customs in other countries. In addition, some international customers require contractors to agree to offset programs that may require in-country purchases or manufacturing or financial support arrangements as a condition to awarding contracts. The contracts may include penalties in the event the Company fails to perform in accordance with the offset requirements. An unfavorable event or trend in any one or more of these factors could adversely affect ATK's operating results, financial condition, or cash flows.

ATK may pursue or complete acquisitions which represent additional risk and could impact future financial results.

        ATK's business strategy includes the potential for future acquisitions. Acquisitions involve a number of risks including integration of the acquired company with ATK's operations and unanticipated liabilities or contingencies related to the acquired company. ATK cannot ensure that the expected benefits of any future acquisitions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact ATK's operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Total goodwill and intangible assets account for approximately $1.4 billion of ATK's recorded total assets. ATK evaluates goodwill and intangible assets for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets. There was no indication of goodwill impairment in fiscal 2011; however, a $38 million trade name impairment charge was taken during fiscal 2010 related to the decision to discontinue the use of the Thiokol and Mission Research Corporation (MRC) trade names. Changes in future estimated cash flows, the substantial reduction in the market multiples, and the implied valuation of this and comparable companies led to a non-cash charge of $108.5 million for impairment of goodwill in ATK's Spacecraft Systems division in fiscal 2009. If the current economic conditions were to deteriorate, or if ATK were to lose a significant contract or business, causing a decline in ATK's stock price, estimated cash flows, or reduction in the market multiples, additional impairments to one or more businesses could occur in future periods whether or not connected to ATK's annual impairment analysis. ATK will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

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

ATK's business could be negatively impacted by security threats and other disruptions.

        As a defense contractor, ATK faces certain security threats, including threats to its information technology infrastructure and unlawful attempts to gain access to its proprietary or classified information. ATK's information technology networks and related systems are critical to the smooth operation of its business and essential to its ability to perform day-to-day operations. Loss of security within this critical operational infrastructure could disrupt ATK's operations, require significant management attention and resources and could have a material adverse effect on ATK's performance.

        ATK also manages information technology systems for various customers. While ATK maintains information security policies and procedures for managing these systems, the Company generally faces the same security threats for these systems as for its own systems. Computer viruses, attempts to gain access to customer data or other electronic security breaches could lead to disruptions in mission critical systems for ATK's customers, unauthorized release of confidential or personally identifiable information and corruption of customer data.

        These events could damage ATK's reputation and lead to financial losses from remedial actions it must take, potential liability to customers and litigation expenses.

ATK is involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

        ATK is subject to lawsuits, investigations, and disputes (some of which involve substantial amounts claimed) which arise out of the conduct of ATK's business. Resolution of these matters can be prolonged and costly, and ATK's business may be adversely affected by the ultimate outcome of these matters that cannot be predicted with certainty. Moreover, ATK's potential liabilities are subject to change over time due to new developments, changes in settlement strategy, or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse affect on our results of operations, cash flows, and financial condition. Additional information can be found in Item 3 of this report.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        There are no unresolved staff comments as of the date of this report.

ITEM 2.    PROPERTIES

        Facilities.    As of March 31, 2011, ATK occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 21 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government.

        As of March 31, 2011, ATK's operating segments had significant operations at the following locations:

Aerospace Systems	Commerce, CA; Goleta, CA; San Diego, CA; Beltsville, MD; Iuka, MS; Dayton, OH; Brigham City/ Promontory, UT; Clearfield, UT; Magna, UT
Armament Systems	Mesa, AZ; Elk River, MN; Plymouth, MN; Independence, MO; Radford, VA
Missile Products	Woodland Hills, CA; Clearwater, FL; Elkton, MD; Ronkonkoma, NY; Fort Worth, TX ; Rocket Center, WV
Security and Sporting	Oroville, CA; Boise, ID; Lewiston, ID; Anoka, MN; Fenton, MO; Lares, Puerto Rico; Mayaguez, Puerto Rico; Norfolk, VA; Onalaska, WI
Corporate	Minneapolis, MN; Washington, D.C.

        The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment as of March 31, 2011:

	Owned	Leased	Government Owned(1)	Total
Aerospace Systems	5,321	3,532	470	9,323
Armament Systems	202	403	6,532	7,137
Missile Products	489	482	1,110	2,081
Security and Sporting	1,615	562		2,177
Corporate	—	134	—	134

Total	7,627	5,113	8,112	20,852
Percentage of total	37%	24%	39%	100%

(1)
These facilities are occupied under facilities contracts that generally require ATK to pay for all utilities, services, and maintenance costs.

        Land.    ATK also uses land that it owns or leases for assembly, test, and evaluation, in Brigham City, Corrine, and Magna, UT, which is used by Aerospace Systems; in Elk River, MN, and Socorro, NM, which are used by Armament Systems.

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

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK's business. ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.

        On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. The lawsuit was initially filed under seal. ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007. Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007. On May 29, 2008, ATK filed its answer to the complaint. On January 3, 2011, the trial court issued a scheduling order setting a preliminary trial date of January 23, 2012. Fact discovery is substantially complete in the case. Expert witness discovery and pre-trial motion practice is underway.

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

ITEM 4.    REMOVED AND RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        ATK's common stock is listed and traded on the New York Stock Exchange under the symbol "ATK". The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Fiscal 2011:
Quarter ended March 31, 2011	$78.17	$66.90
Quarter ended January 2, 2011	79.96	71.78
Quarter ended October 3, 2010	76.15	60.13
Quarter ended July 4, 2010	83.98	61.24
Fiscal 2010:
Quarter ended March 31, 2010	$89.80	$76.27
Quarter ended January 3, 2010	90.81	74.51
Quarter ended October 4, 2009	84.80	73.41
Quarter ended July 5, 2009	91.39	65.85

        The number of holders of record of ATK's common stock as of May 8, 2011 was 7,524.

        ATK paid cash dividends totaling $6.7 million on its common stock during the fiscal year ended March 31, 2011. On May 3, 2011, ATK's Board of Directors declared a quarterly cash dividend of $0.20 per share payable on June 30, 2011, to stockholders of record on June 6, 2011. We cannot be certain that ATK will continue to declare dividends in the future, and as such, the amount and timing of any future dividends are not determinable. ATK's dividend policy is reviewed by the Board of Directors in light of relevant factors, including our earnings, liquidity position, financial condition, capital requirements, and credit ratings, as well as the extent to which the payment of cash dividends may be restricted by covenants contained in ATK's 6.875% and 6.75% Senior Subordinated Notes and its New Senior Credit Facility (as described under "Liquidity and Capital Resources" in Item 7 of this report). As of March 31, 2011, ATK's 6.875% and 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2011, this limit was approximately $655 million. As of March 31, 2011, the New Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250 million plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.

Equity Compensation Plan Information

        The following table gives information about ATK's common stock that may be issued upon the exercise of options, warrants and rights under each of ATK's existing equity compensation plans as of March 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan(1)
Stock Options	491,486	$63.16	—
Deferred Compensation(2)	82,671	—	—
Non-Employee Director Restricted Stock Plan(1)			—
Deferred Compensation(2)	9,474	—	—
2005 Stock Incentive Plan(3)			975,643
Stock Options	36,200	80.19	—
Performance Awards(4)	838,162	—	—
Deferred Compensation(2)	101,281	—	—
Equity compensation plans not approved by security holders:
2000 Stock Incentive Plan(1)
Stock Options	79,236	53.06	—

Total	1,638,510	$62.85	975,643

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
January 3 - January 30	652	$77.08	—
January 31 - February 27	—	—	—
February 28 - March 31	261	68.77	—

Fiscal quarter ended March 31, 2011	913	$74.70	—	4,700,044

(1)
The 913 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock and performance shares that were granted under ATK's incentive compensation plans.

(2)
On August 5, 2008, ATK's Board authorized the repurchase of up to 5 million shares. The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company's employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board. During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million. No shares were purchased pursuant to this authorization during fiscal 2010 or 2011. As of March 31, 2011, there were 4,700,044 remaining shares authorized to be repurchased.

        The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK's debt instruments as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Debt," is incorporated herein by reference.

 STOCKHOLDER RETURN PERFORMANCE GRAPH

        The following graph compares, for the five fiscal years ended March 31, 2011, the cumulative total return for ATK common stock with the comparable cumulative total return of two indexes:

  •
  Standard & Poor's Composite 500 Index, a broad equity market index; and

  •
  Dow Jones U.S. Aerospace and Defense Index, a published industry index.

        The graph assumes that on April 1, 2006, $100 was invested in ATK common stock (at the closing price on the previous trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested. The graph indicates the dollar value of each hypothetical $100 investment as of March 31 in each of the years 2007, 2008, 2009, 2010, and 2011.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31
(Amounts in thousands except per share data)	2011	2010	2009	2008	2007
Results of Operations
Sales	$4,842,264	$4,807,666	$4,583,224	$4,171,725	$3,565,072
Cost of sales	3,840,698	3,776,355	3,607,312	3,325,410	2,878,711

Gross profit	1,001,566	1,031,311	975,912	846,315	686,361
Operating expenses:
Research and development	64,960	75,896	81,529	68,333	61,533
Selling	164,063	168,986	161,805	131,068	99,687
General and administrative	246,817	236,084	239,621	216,386	185,413
Trade name and goodwill impairment(2)	—	38,008	108,500	—	—

Income before interest, income taxes, and noncontrolling interest	525,726	512,337	384,457	430,528	339,728
Interest expense, net	(87,052)	(76,920)	(86,408)	(102,473)	(91,651)

Income before income taxes and noncontrolling interest	438,674	435,417	298,049	328,055	248,077
Income tax provision	124,963	156,473	157,096	118,678	73,530

Income before noncontrolling interest	313,711	278,944	140,953	209,377	174,548
Less net income attributable to noncontrolling interest	536	230	187	376	451

Net income attributable to Alliant Techsystems Inc.	$313,175	$278,714	$140,766	$209,001	$174,097

Alliant Techsystems Inc.'s earnings per common share:
Basic	$9.41	$8.48	$4.30	$6.35	$5.14

Diluted	$9.32	$8.33	$4.14	$5.94	$5.03

Financial Position
Net current assets	$995,747	$931,163	$573,434	$617,029	$525,746
Net property, plant, and equipment	587,749	561,931	540,041	492,336	454,748
Total assets(1)	4,443,845	3,869,624	3,577,345	3,196,194	2,874,682
Long-term debt (including current portion)	1,609,709	1,393,554	1,387,603	1,364,301	1,341,974
Total Alliant Techsystems Inc. stockholders' equity(1)	1,156,758	798,594	665,971	810,344	644,131
Other Data
Depreciation and amortization of intangible assets	$111,186	$99,830	$85,753	$77,486	$76,152
Capital expenditures(3)	130,201	143,472	111,481	100,709	81,086
Cash dividends per common share	0.20	—	—	—	—
Gross margin (gross profit as a percentage of sales)	20.7%	21.5%	21.3%	20.3%	19.3%

(1)
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

(2)
In fiscal 2010, ATK recorded a non-cash asset impairment charge of $38.0 million related to the decision to discontinue use of the Thiokol and MRC trade names. ATK recorded a goodwill impairment charge of $108.5 million in fiscal 2009. See Notes 1 and 7 to the consolidated financial statements.

(3)
Capital expenditures are shown net of capital expenditures included in accounts payable and financed through operating leases.

See Note 4 to the consolidated financial statements for a description of acquisitions made since the beginning of fiscal 2009.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

Forward-Looking Information is Subject to Risk and Uncertainty

        Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give ATK's current expectations or forecasts of future events. Words such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions are used to identify forward-looking statements. From time to time, ATK also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements ATK makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

  •
  reductions or changes in NASA or U.S. Government military spending and budgetary policies and sourcing strategy,

  •
  increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

  •
  the potential termination of U.S. Government contracts and the potential inability to recover termination costs,

  •
  government laws and other rules and regulations applicable to ATK, such as procurement and import-export control,

  •
  the novation of U.S. Government contracts,

  •
  other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

  •
  risks associated with expansion into commercial markets,

  •
  changes in cost and revenue estimates and/or timing of programs,

  •
  costs of servicing ATK's debt, including cash requirements and interest rate fluctuations,

  •
  intense competition,

  •
  reduced demand for commercial ammunition,

  •
  performance of ATK's subcontractors,

  •
  supply, availability, and costs of raw materials and components, including commodity price fluctuations,

  •
  development of key technologies and retention of a qualified workforce,

  •
  fires or explosions at any of ATK's facilities,

  •
  environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

  •
  actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates,

  •
  impacts of financial market disruptions or volatility to ATK's customers and vendors,

  •
  greater risk associated with international business,

  •
  results of acquisitions,

  •
  costs incurred for pursuits and proposed acquisitions that have not yet or may not close,

  •
  unanticipated changes in the tax provision or exposure to additional tax liabilities,

  •
  security threats or other disruptions, and

  •
  the costs and ultimate outcome of litigation matters and other legal proceedings.

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

Executive Summary

        ATK is an aerospace, defense, and commercial products company and supplier of products to the U.S. Government, allied nations, and prime contractors. ATK is also a major supplier of ammunition and related accessories to law enforcement agencies and commercial customers. ATK is headquartered in Minneapolis, Minnesota and has operating locations throughout the United States, Puerto Rico, and internationally.

        ATK has aligned its business structure into four operating groups. These operating segments are defined based on the reporting and review process used by ATK's chief executive officer and other management. The operating structure aligns ATK's capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability. As of March 31, 2011, ATK's four operating groups are:

  •
  Aerospace Systems, which generated 30% of ATK's external sales in fiscal 2011, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets. Other products include ordnance, such as decoy and illuminating flares.

  •
  Armament Systems, which generated 37% of ATK's external sales in fiscal 2011, develops and produces military small-, medium-, and large-caliber ammunition, precision munitions, gun systems, and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

  •
  Missile Products, which generated 14% of ATK's external sales in fiscal 2011, operates across the following market areas: strike weapons, tactical propulsion, inspace propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

  •
  Security and Sporting, which generated 19% of ATK's external sales in fiscal 2011, develops and produces commercial products and tactical systems and equipment.

Financial Highlights and Notable Events

        Certain notable events or activities affecting our fiscal 2011 financial results included the following:

Financial highlights for fiscal 2011

  •
  Annual sales of $4.8 billion.

  •
  Diluted earnings per share of $9.32.

  •
  Annual orders of $4.8 billion with total backlog of $6.7 billion at March 31, 2011.

  •
  During the third quarter of fiscal 2011, Aerospace Systems recognized a $25 million reduction in sales and profit on a commercial aerospace structures program. This reduction in sales and profit resulted from increased program costs, scope changes, and new factory start-up processes. ATK's expected sales and profits on this program are based on management's best estimates of total contract sales value, including contract funding negotiations, estimated costs, based on current circumstances and assumptions regarding factors such as scheduling, material costs, performance penalties, and others. Any changes to these underlying assumptions or circumstances could positively or negatively affect future financial performance.

  •
  Annual tax rate of 28.5% which reflects the recognition of $22,289 of tax benefits in the second quarter of fiscal 2011 relating to the settlement of IRS audits of ATK's fiscal 2007 and 2008 tax returns, the retroactive extension of the federal research and development (R&D) tax credit, and increased benefits from the domestic manufacturing deduction (DMD).

  •
  The wind-down of the Space Shuttle program reduced annual Aerospace Systems sales by approximately $215 million compared to sales volume on the program in the prior year period.

Notable events

  •
  Effective April 1, 2010, ATK realigned its business structure into four operating groups.

  •
  On April 9, 2010, ATK acquired Blackhawk Industries Products Group Unlimited, LLC ("Blackhawk") for a purchase price of $172.3 million. Blackhawk is a manufacturer of high quality tactical gear.

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

  •
  In October and November 2010, ATK redeemed its 2.75% Convertible Senior Subordinated Notes that were to mature on February 15, 2024, for their aggregate principal balance of $279,763 in cash.

  •
  On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015.

  •
  On November 4, 2010, ATK announced that its Board of Directors had declared the Company's first quarterly cash dividend. The $0.20 per share dividend was paid on March 4, 2011, to stockholders of record on February 8, 2011.

  •
  On May 3, 2011, ATK's Board of Directors declared a quarterly cash dividend of $0.20 per share payable on June 30, 2011, to stockholders of record on June 6, 2011.

  •
  On May 12, 2011, ATK was notified by the U.S. Army that the Company had not been awarded a contract for the continued operation and maintenance of the Radford U.S. Army ammunition plant ("RFAAP"). ATK has requested a Government Accountability Office review of the RFAAP competition decision after receiving a debriefing from the United States Army. The decision to protest the award will not impact the facilities production or delivery schedules during the protest period. We cannot give any assurances that ATK will be successful with the outcome of this review. See further discussion within the Outlook section below.

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

        The Administration's fiscal year 2012 budget request for the Department of Defense, released in February 2011, demonstrated stability in major program funding, and total Procurement and Research Development Test & Evaluation spending levels consistent with previous forecasts. Combined with recent enactment of the fiscal year 2011 Defense Appropriations bill, the Administration and Congress appear committed to a stable defense funding level through fiscal 2012, especially in regard to critical training and combat operations demands by the military services.

        The Administration's fiscal year 2011 budget report, released on February 1, 2010, included the proposed cancellation of NASA's Constellation space exploration program. During fiscal 2011 ATK continued performance on the Ares I program and achieved all contractual milestones. The President's GFY 2012 budget released in February 2011 identified funding for the continuation of the Space Launched System using, to the maximum extent possible, existing Constellation Programs. ATK believes that the Ares I program will be reformed and transitioned into the Space Launch System architecture, for which funding has been included in the President's budget request and which has strong Congressional support. Congress will determine, as part of the 2012 appropriation legislative process, what the policy and funding levels for NASA will be and allocate GFY 2012 funding for the Space Launch System. ATK's current best estimate of fiscal 2012 sales related to the program is approximately $300-350 million. However, if Congress significantly changes NASA's GFY 2012 budget or accepts the proposed cancellation of the Constellation program without appropriating funds for the Space Launch System in line with our current estimates, there could be a material adverse effect on ATK's operating results, financial condition, and cash flows, including the potential for substantial termination liability. If the program is terminated, the Company believes that it will be reimbursed for certain amounts previously incurred by ATK, as well as amounts to be incurred by ATK, as part of that termination (e.g. severance, environmental liabilities, termination administration). There can be no assurance that ATK will be successful in collecting reimbursement of any termination liability costs.

        In fiscal 2011, NASA sales relating to the Constellation contracts were approximately $415 million and as of March 31, 2011 ATK had approximately:

  •
  $50 million of billed and unbilled receivables directly related to the program

  •
  $92 million of net property, plant, and equipment and other assets related to the Constellation and other contracts, and

  •
  $515 million of goodwill recorded related to the Space Systems Operations reporting unit

        All of these assets would be subject to impairment testing if significant changes are made to the Constellation program and related contracts in future periods.

        As discussed above, on May 12, 2011, ATK was notified by the U.S. Army that the Company had not been awarded a contract for the continued operation and maintenance of the RFAAP. ATK has requested a Government Accountability Office review of the RFAAP competition decision after receiving a debriefing from the United States Army. The decision to protest the award will not impact the facilities production or delivery schedules during the protest period. We cannot give any assurances that ATK will be successful with the outcome of this review. Loss of the Radford facility management contract will reduce Armament System's and ATK's sales and profit. ATK will continue to operate its New River Energetics facility located at RFAAP, which supports ATK's commercial business, international program efforts and other business not directly associated with the RFAAP contract, therefore ATK does not expect to lose all revenues associated with this division. External sales and EBIT from the RFAAP contract were approximately $233 million and $14 million, respectively, during ATK's fiscal 2011. ATK is currently under contract to operate the RFAAP through September 30, 2011, and we expect there to be some transition period that could extend beyond that date; therefore we anticipate continued Radford revenues into fiscal 2012. We are still evaluating the potential impacts of the loss of the contract, but at this time we do not anticipate any material impairment, severance, or other charges.

        The government has initiated the Lake City competition. Receipt of the RFP and ATK's submittal of the proposal is expected in ATK's fiscal 2012 with the contract award expected in September 2012. Loss of the Lake City contract would reduce Armament System's sales and profit. The prime contract at Lake City accounted for approximately 15% of ATK's total revenue in fiscal 2011.

        Recent Developments in U.S. Cost Accounting Standards ("CAS") Pension Recovery Rules —The Company maintains defined benefit plans that are subject to CAS and Pension Protection Act of 2006 ("PPA") requirements. On May 10, 2010, the CAS Board published an Advance Notice of Proposed Rulemaking that if adopted would provide a framework to partially harmonize the CAS rules with the PPA requirements. The proposed CAS rule includes provisions for a transition period from the existing CAS requirement to a partially harmonized CAS requirement. As published, the proposed rule would partially mitigate the near-term mismatch between PPA-amended Employee Retirement Income Security Act (ERISA) minimum contribution requirements, which would not yet be recoverable under CAS. However, until the final rule is published, and to the extent that the final rule does not completely eliminate any mismatch between ERISA funding requirements and CAS, government contractors maintaining defined benefit pension plans in general would still experience a timing mismatch between required contributions and the CAS recoverable pension costs. The CAS Board has yet to issue a final rule; however, based on the proposed rule and depending on the timing of its ultimate release and effective date, the earliest the requirements of the final rule could apply to ATK's contracts is fiscal year 2013.

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

        Fiscal 2011 sales by customer were as follows:

Percent of Sales
Sales to:
U.S. Army	30%
NASA	13%
U.S. Navy	11%
U.S. Air Force	7%
Other U.S. Government customers	7%

Total U.S. Government customers	68%
Commercial and foreign customers	32%

Total	100%

        Long-Term Contracts—The majority of ATK's sales to the U.S. Government and commercial and foreign customers are accounted for as long-term contracts. Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer acceptance ("units-of-delivery"). The majority of ATK's total revenue is accounted for using the cost-to-cost method of accounting.

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

        Other Revenue Recognition Methodology—Sales not recognized under the long-term contract method primarily relate to sales within the Security and Sporting group which are recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred, and payment is reasonably assured. Sales are reduced for allowances and price discounts.

        Fiscal 2011 sales by revenue recognition method were as follows:

Percent of Sales
Sales recorded under:
Long-term contracts method	81%
Other method	19%

Total	100%

Employee Benefit Plans

        Defined Benefit Pension Plans.    ATK's noncontributory defined benefit pension plans (the "Plans") cover substantially all employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but substantially all do receive an employer contribution through a defined contribution plan. Plans provide either pension benefits based on employee annual pay levels and years of credited service or based on stated amounts for each year of credited service. ATK funds the Plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for ATK are held in a trust and are invested in a diversified portfolio of equity investments, fixed income investments, real estate, timber, energy investments, hedge funds, private equity, and cash. For certain Plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements.

        ATK also sponsors nonqualified supplemental executive retirement plans which provide certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax qualified pension plans.

        ATK recorded pension expense for the Plans of $129,139 in fiscal 2011, an increase of $57,044 from $72,095 of pension expense recorded in fiscal 2010. The fiscal 2010 expense includes a settlement charge of $6,287 related to payment of benefits from the nonqualified supplemental executive retirement plan. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table sets forth ATK's assumptions used in determining pension expense for fiscal 2011, 2010, and 2009, and projections for fiscal 2012:

	Years Ending March 31
	2012	2011	2010	2009
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	9.00%
Discount rate	5.60%	5.90%	8.15%	6.80%
Rate of compensation increase:
Union	3.79%	3.84%	3.82%	3.75%
Salaried	4.02%	4.05%	4.09%	3.95%

        In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over a long-term time horizon and ATK's own historical investment returns. The expected long-term rate of return of 8.0% used in fiscal 2011 for the Plans was based on an asset allocation range of 35-50% in equity investments, 25-40% in fixed income investments, 5-15% in real estate/real asset investments, 5-27% collectively in hedge fund and private equity investments, and 0-6% in cash investments. The actual return in any fiscal year will likely differ from ATK's assumption, but ATK estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.

        In determining its discount rate, ATK uses the current investment yields on high-quality corporate bonds (rated AA or better) that coincide with the cash flows of the estimated benefit payouts from ATK's plans. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of the respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate. The discount rate was 5.60%, 5.90%, and 8.15% at March 31, 2011, March 31, 2010, and March 31, 2009, respectively. The discount rate as of March 31 impacts the following fiscal year's pension expense.

        Future actual pension expense can vary significantly depending on future investment performance, changes in future discount rates, legally required plan changes, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate, compensation increase, and/or expected rate of return for fiscal 2012 were different, the impact on fiscal 2012 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2012 pension expense by approximately $8,200; each 0.25% change in the rate of compensation increase would change fiscal 2012 pension expense by approximately $3,500; each 0.25% change in the expected rate of return on plan assets would change fiscal 2012 pension expense by approximately $5,500.

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

        ATK made qualified pension plan trust prepayment contributions of $7,600 in March 2011 and $61,600 in April 2011. ATK distributed $4,821 under its supplemental executive retirement plans during fiscal 2011, and expects to make distributions directly to retirees of approximately $5,016 in fiscal 2012. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

        ATK's funded pension status was approximately 75% as of March 31, 2011. ATK will continue to make minimum contributions as required under PPA. ATK does not anticipate making any additional contributions to its qualified pension plans during fiscal 2012.

        Other Postretirement Benefits.    ATK also provides postretirement health care benefits and life insurance coverage to certain employees and retirees.

        The following table sets forth ATK's assumptions used to determine net periodic benefit cost for other postretirement benefit ("PRB") plans for fiscal 2011, 2010, and 2009, and projections for fiscal 2012:

	Years Ending March 31
	2012	2011	2010	2009
Expected long-term rate of return on plan assets:
Held solely in fixed income investments	6.00%	6.00%	6.00%	6.00%
Held in pension master trust and fixed income investments	7.00%	7.00%	7.00%	8.00%
Discount rate	5.00%	5.35%	7.90%	6.80%
Weighted average initial health care cost trend rate	7.60%	7.70%	6.90%	7.20%

        Health care cost trend rates are set specifically for each benefit plan and design. Health care cost trend rates used to determine the net periodic benefit cost for employees during fiscal 2011 were as follows: under age 65 was 8.5%; over age 65 was 7.5%; and the prescription drug portion was 8.0%.

        The health care cost ultimate trend rates are as follows:

Health care cost trend rate for employees under 65	5.0%
Health care cost trend rate for employees over 65	5.0%
Health care cost trend rate for prescription drugs	5.5%
Weighted average health care cost trend rate	5.1%

        Each category of cost declines at a varying rate. The ultimate trend rate will be reached in fiscal 2019 for employees under age 65, in fiscal 2018 for employees over age 65, and in fiscal 2017 for prescription drugs.

        In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2011, approximately 37% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$441	$(392)
Effect on postretirement benefit obligation	8,812	(7,818)

        ATK made other PRB plan contributions of $13,050 in fiscal 2011 and expects to make contributions of approximately $14,024 in fiscal 2012. A substantial portion of ATK's PRB plan contributions are recoverable from the U.S. Government as allowable indirect costs at amounts generally equal to the plan contributions, although not necessarily in the same year the contribution is made.

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

Income Taxes

        Provisions for federal, state, and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. ATK periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that ATK's tax position will be sustained, the Company records the entire resulting tax liability and when it is more likely than not of being sustained, the Company records its best estimate of the resulting tax liability. Any applicable interest and penalties related to these positions are also recorded in the consolidated financial statements. To the extent ATK's assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. It is ATK's policy to record any interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes. Deferred tax assets related to carryforwards are reduced by a valuation allowance when it is not more likely than not that the amount will be realized before expiration of the carryforward period. As part of this analysis ATK takes into account the amount and character to determine if the carryforwards will be realized. Significant estimates are required for this analysis. Changes in the amounts of valuation allowance are recorded in the tax provision in the period when the change occurs.

Acquisitions

        The results of acquired businesses are included in ATK's consolidated financial statements from the date of acquisition. ATK allocates the purchase price of an acquired business to the underlying tangible and intangible acquired assets and liabilities assumed based on their fair value. Estimates are used in determining the fair value and estimated remaining lives of intangible assets until the final purchase price allocation is completed. Actual fair values and remaining lives of intangible assets may vary from those estimates. The excess purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

        On April 9, 2010, ATK acquired Blackhawk for a purchase price of $172,251. Blackhawk is a manufacturer of high quality tactical gear. ATK believes that the acquisition provides ATK with a leading tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative tactical accessories which will strengthen ATK's position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets. Blackhawk employs approximately 300 employees and is included in the Security and Sporting group. The purchase price allocation was completed in fiscal 2011. Most of the goodwill generated in this acquisition will be deductible for tax purposes.

        On March 31, 2009, ATK acquired Eagle Industries ("Eagle"), a manufacturer of high-quality, individual operational nylon gear and equipment for military, homeland security, and law enforcement agencies for $63,000 net of cash acquired, subject to purchase price contingencies. During the second quarter of fiscal 2010, ATK received a preliminary purchase price adjustment of $5,002, as determined by a working capital adjustment identified in the audited financial statements. Eagle manufactures more than 5,000 products which include tactical assault vests, load-bearing equipment, weapon transporting gear, nylon holsters, personal gear carriers, and other high quality accessories. ATK believes that the acquisition provides an opportunity to expand its position in the domestic and international tactical accessories markets serving military and law enforcement customers. The purchase price allocation was finalized during fiscal 2010. Most of the goodwill generated in this acquisition will be deductible for tax purposes.

        During fiscal 2003, ATK acquired the assets of Science and Applied Technology, Inc. (included in Missile Products). The sellers of this acquired business had the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones were attained with respect to one of the contracts acquired. The pre-specified milestones were met in September 2008 and the additional contingent consideration earned pursuant to the purchase agreement resulted in an increase to goodwill.

Accounting for Goodwill

        ATK tests goodwill for impairment on the first day of its fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. The Company has determined that the reporting units for its goodwill impairment review are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, the Company has identified 12 reporting units within its reportable segments as of the fiscal 2011 testing date.

        The goodwill impairment test is performed using a two-step process. In the first step, ATK determines the estimated fair value of each reporting unit and compares it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an indication of impairment exists and the second step must be performed in order to determine the amount of the impairment. In the second step, ATK must determine the implied fair value of the reporting unit's goodwill which is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

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

        Projecting discounted future cash flows requires ATK to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of ATK's market capitalization in comparison to the estimated fair values of the Company's reporting units, and other factors which are beyond ATK's control. If the current economic conditions were to deteriorate, or if ATK were to lose a significant contract or business, causing a reduction in estimated discounted cash flows, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests in future periods. ATK continually monitors the reporting units for impairment indicators and updates assumptions used in the most recent calculation of the estimated fair value of a reporting unit as appropriate.

Results of ATK's fiscal 2011 Annual Impairment Test

        For the fiscal 2011 impairment assessment, ATK calculated a composite discount rate of 10.4% using a 3% terminal growth rate and a 30% control premium based on the analysis discussed above. The results of ATK's fiscal 2011 annual goodwill impairment test performed as of January 3, 2011 indicated that no goodwill impairment existed as the estimated fair value for all reporting units, except for Space Structures and Components as discussed below, exceeded their carrying value by greater than 20%.

        Although there is no indication of impairment, based on the annual test, ATK determined that the Space Structures and Components reporting unit had an estimated fair value that exceeded its carrying value by approximately 10% which ATK does not deem to be a significant excess. At March 31, 2011, this reporting unit had approximately $85 million of goodwill recorded. In fiscal 2009, ATK recorded a non-cash goodwill impairment charge of $108,500 within this reporting unit and given the fact that any excess estimated fair value over carrying value was written-off at that time, ATK would not expect to see significant excess within this reporting unit. There have been no significant changes in the underlying business since the date of the impairment and based on ATK's expected sales growth in the base business, ATK does not believe there is any indication of impairment.

        As previously discussed, the President's GFY 2012 budget released in February 2011 identified funding for the continuation of the Space Launch System using, to the maximum extent possible, existing Constellation Programs. ATK believes that the Ares I program will be reformed and transitioned into the Space Launch System architecture for which funding has been included in the President's budget request and which has strong Congressional support. Congress will determine, as part of the 2012 appropriation legislative process, what the policy and funding levels for NASA will be and allocate the GFY 2012 funding for the Space Launch System. ATK has assumed continuation of the Constellation program, or its replacement, in the estimated cash flows for Space Systems Operations. However, if Congress significantly changes NASA's FY 2012 budget or accepts the proposed cancellation of the Constellation program without appropriating funds for the Space Launch System, there could be an adverse effect on ATK's operating results, financial condition, and cash flows within the Space Systems Operations reporting unit which, as of March 31, 2011, had approximately $515 million of goodwill recorded. If significant changes are made to the program in future periods, there would likely be an indication of impairment which would require the Company to perform a test for impairment.

        As previously discussed, on May 12, 2011, ATK was notified by the U.S. Army that the Company had not been awarded a contract for the continued operation and maintenance of the RFAAP. Loss of the Radford facility management contract will reduce Armament System's and ATK's sales and profit in future periods. For purposes of our fiscal 2011 impairment test, ATK had assumed that we would win the bid to continue managing the Radford facility. The loss of this contract is a triggering event that indicates that the asset may be impaired and requires us to reassess the estimated fair value of the Energetic Systems reporting unit. We have completed our analysis and based on the fact that ATK will continue to operate its New River Energetics facility located at RFAAP, the loss of the Radford facility management contract does not result in an impairment of goodwill. At March 31, 2011 ATK had approximately $18 million of goodwill recorded associated with this reporting unit that was subject to impairment testing.

Results of Operations

        The following information should be read in conjunction with ATK's consolidated financial statements. The key performance indicators that ATK's management uses in managing the business are sales, income before interest and income taxes, and cash flows.

Fiscal 2011

Sales

        The following is a summary of each operating segment's external sales:

	Years Ended March 31
	2011	2010	$ Change	% Change
Aerospace Systems	$1,432,678	$1,623,038	$(190,360)	(11.7)%
Armament Systems	1,806,339	1,662,583	143,756	8.6%
Missile Products	673,694	760,200	(86,506)	(11.4)%
Security and Sporting	929,553	761,845	167,708	22.0%

Total external sales	$4,842,264	$4,807,666	$34,598	0.7%

        The fluctuation in sales was driven by the program-related changes within the operating segments as described below.

        Aerospace Systems.    The decrease in sales was driven by:

  •
  a $214,700 decrease in space launch systems resulting from the wind-down of the Space Shuttle Program which was partially offset by $49,900 of higher Ares I program sales,

  •
  a $27,000 decrease within strategic and commercial rocket motors driven by lower volume across multiple programs, and

  •
  a decrease of $26,300 resulting from the termination of a space mission systems program,

        These decreases were partially offset by a $23,700 increase in aerospace structures driven by higher volumes on the Airbus A350 program.

        Armament Systems.    The increase in sales was driven by:

  •
  an increase of $110,700 in small-caliber systems due to continued strong customer requirements for small-caliber ammunition, non-standard ammunition and weapon sales, and facility modernization project sales,

  •
  a $19,900 increase in energetic systems at the Radford Army Ammunition Plant relating primarily to the timing of MK90 sales to meet customer requirements and higher volume across multiple other programs, partially offset by lower modernization funding, and

  •
  an $18,000 increase in advanced weapons driven by higher sales volume on guided projectile programs, partially offset by lower sales of large-caliber gun ammunition as several programs near completion.

        These increases were partially offset by a $16,900 decrease in integrated weapon systems which was driven by lower volumes across multiple medium-caliber ammunition programs.

        Missile Products.    The decrease in sales was driven by:

  •
  a $76,200 decrease within propulsion and controls primarily related to decreased scope and funding on the NASA Constellation Attitude Control Motor and Standard Missile-3 programs,

  •
  a decrease of $32,000 within special mission aircraft driven by lower volume across multiple programs, and

  •
  a decrease of $14,300 within defense components driven by lower composite program sales.

        These decreases were partially offset by an increase of $30,400 on the AAR-47 program within defense electronic systems.

        Security and Sporting.    The increase in sales was driven by:

  •
  an increase of $99,600 in accessories driven by the acquisition of Blackhawk in April 2010 and higher sales volume across multiple programs, and

  •
  a $68,900 increase in ammunition driven by an increase in ammunition sales volume resulting primarily from increased production capacity and timing.

Gross Profit

	Years Ended March 31
	2011	As a % of Sales	2010	As a % of Sales	Change
Gross profit	$1,001,566	20.7%	$1,031,311	21.5%	$(29,745)

        The decrease in gross profit was driven by lower sales from the higher margin Space Shuttle program, cost growth on a commercial aerospace structures program as previously discussed, and higher pension expense. This decrease is partially offset by sales growth in other programs, improved operating efficiencies and cost management initiatives, and the absence of an $11,400 noncash charge in the prior year within Armament Systems related to the TNT production facility. ATK also received a $6,300 favorable legal settlement in Armament Systems during fiscal 2011 related to legal action ATK initiated against the designer of the TNT production line which offset the decreases discussed above.

Operating Expenses

	Years Ended March 31
	2011	As a % of Sales	2010	As a % of Sales	Change
Research and development	$64,960	1.3%	$75,896	1.6%	$(10,936)
Selling	164,063	3.4%	168,986	3.5%	(4,923)
General and administrative	246,817	5.1%	236,084	5.0%	10,733
Trade name and goodwill impairments	0	0.0%	38,008	0.8%	(38,008)

Total	$475,840	9.8%	$518,974	10.9%	$(43,134)

        Excluding the non-cash trade name impairments in fiscal 2010, operating expenses remained relatively consistent year over year. The decrease in research and development expenses was attributable to management cost initiatives and selling expenses were down consistent with lower sales within Aerospace Systems and Missile Products. General and administrative expenses were higher in fiscal 2011 due primarily to the lack of a decrease in the provision for bad debts that occurred in the prior year and expenses generated for Blackhawk subsequent to the April 2010 acquisition.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Years Ended March 31
	2011	2010	Change
Aerospace Systems	$131,011	$145,858	$(14,847)
Armament Systems	211,740	168,094	43,646
Missile Products	68,787	58,653	10,134
Security and Sporting	128,437	107,891	20,546
Corporate	(14,249)	31,841	(46,090)

Total	$525,726	$512,337	$13,389

        The increase in income before interest, income taxes, and noncontrolling interest was due to the higher sales and the lack of the non-cash trade name impairment charges in Missile Products and Aerospace Systems totaling $38,008, partially offset by higher pension expense. Significant changes within the operating segments are also described below.

  Aerospace Systems.    The decrease was primarily the result of lower sales volume as noted above and reduced profits on a commercial aerospace structures program, as previously discussed. These decreases were partially offset by the lack of the $24,586 non-cash trade name impairment charge in fiscal 2010.

  Armament Systems.    The increase primarily relates to higher overall sales and improved operating efficiencies, as well as the lack of an $11,400 non-cash charge related to the TNT production facility and approximately $12,000 of cost growth in contract costs associated with the construction of an energetics facility taken in fiscal 2010. In addition, Armament Systems received a $6,300 favorable settlement during fiscal 2011 related to legal action ATK initiated against the designer of the TNT production line.

  Missile Products.    The increase was primarily driven by the lack of the $13,422 non-cash trade name impairment charge taken in fiscal 2010 and improved margins in tactical rocket motors driven by improved operating efficiencies and cost management initiatives. These increases were partially offset by reduced incentive fees recorded on propulsion and control programs compared to the prior year.

  Security and Sporting.    The increase primarily relates to higher overall sales volume and improved operating efficiencies, partially offset by higher raw material costs and softening demand in some areas of commercial ammunition.

  Corporate.    The income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS), and the elimination of intercompany profits. The decrease from the prior year is driven by higher pension expense and intercompany profit eliminations, partially offset by cost-management initiatives.

Net Interest Expense

        Net interest expense for fiscal 2011 was $87,052, an increase of $10,132 compared to $76,920 in fiscal 2010. The increase was primarily due to the issuance of new debt during fiscal 2011 which increased the amount outstanding and ATK's average borrowing rate, as well as the $936 write-off of the remaining deferred debt issuance costs associated with our previous Term A Loan. These increases were partially offset by a reduction of $2,698 in non-cash amortization of the debt discount (which declined primarily because amortization for the 2.75% Convertible Notes due 2024 was complete in August 2009, the first date that holders of these notes could have required ATK to repurchase the notes).

Income Tax Provision

	Years Ended March 31
	2011	Effective Rate	2010	Effective Rate	Change
Income tax provision	$124,963	28.5%	$156,473	35.9%	$(31,510)

        The reduction in tax rate from fiscal 2010 to fiscal 2011 was primarily related to the release of contingent tax liabilities related to the settlement of the IRS audits of ATK's fiscal 2007 and 2008 tax returns, an increase in the domestic manufacturing deduction (DMD), and retroactive extension of the federal research and development (R&D) tax credit.

        ATK's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2011 of 28.5% differs from the federal statutory rate of 35.0% due to the contingent tax liability release, the DMD and R&D tax credits which decreased the rate, as well as state income taxes which increased the rate.

        The effective tax rate for fiscal 2010 of 35.9% differs from the federal statutory rate of 35.0% due to state income taxes, valuation allowances, and other provision adjustments which increased the rate, as well as the DMD and R&D tax credits which decreased the rate.

        ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service has completed the audits of ATK through fiscal 2008. We believe appropriate provisions for all outstanding issues have been made for all open years in all jurisdictions.

        As of March 31, 2011 and 2010, the total amount of unrecognized tax benefits was $31,855 and $42,627, respectively, of which $25,206 and $33,695, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $640 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings up to $433 based on current estimates. See Note 11 to the consolidated financial statements for further details.

        ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The valuation allowance of $4,121 at March 31, 2011 relates to capital loss carryovers and certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance was decreased by $4,010 during fiscal 2011 primarily related to expiration of capital loss carryforwards, expiration of state credit carryforwards, and changes to prior year capital loss carryforwards. The amount was increased by $648 related to the recognition of current year capital losses and a change in the amount of state carryforward benefits expected to be utilized before expiration.

        The federal R&D tax credit was retroactively extended on December 17, 2010 in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. This law retroactively extended the federal R&D tax credit from January 1, 2010 through December 31, 2011. The impact of this extension was included in the tax rate for fiscal 2011.

Net Income Before Noncontrolling Interest

        Net income before noncontrolling interest for fiscal 2011 was $313,711, an increase of $34,767 compared to $278,944 in fiscal 2010. The increase was driven by the absence of the non-cash tradename impairment charges in Missile Products and Aerospace Systems totaling $38,008 in the prior year and $31,510 of lower tax expense in fiscal 2011 as discussed above. These increases were partially offset by a $29,745 decrease in gross profit and $10,104 increase in net interest expense over the prior year period.

Noncontrolling Interest

        The noncontrolling interest represents the noncontrolling owner's portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. ("COI") and is consolidated into ATK's financial statements.

Fiscal 2010

Sales

        The following is a summary of each operating segment's external sales:

	Years Ended March 31
	2010	2009	$ Change	% Change
Aerospace Systems	$1,623,038	$1,833,655	$(210,617)	(11.5)%
Armament Systems	1,662,583	1,406,287	256,296	18.2%
Missile Products	760,200	747,309	12,891	1.7%
Security and Sporting	761,845	595,973	165,872	27.8%

Total external sales	$4,807,666	$4,583,224	$224,442	4.9%

        The increase in sales was due to organic growth as well as the acquisition of Eagle at the end of the fourth quarter of fiscal 2009, as previously discussed, which is reported within Security and Sporting.

        Aerospace Systems.    The decrease in sales was driven by:

  •
  a decrease in Minuteman volume of $143,000 due to the contract nearing successful completion,

  •
  an $89,700 decrease in the Space Shuttle program due to the wind-down of the program,

  •
  a $34,600 sales reduction due to termination of a proprietary government program and delays in other classified pursuits,

  •
  a reduction in the sales on the Kinetic Energy Interceptor program of $28,000 due to termination of the contract in fiscal 2010,

  •
  a decrease of $23,100 in Spacecraft Services driven by the completion of the Hubble space repair mission,

  •
  a decrease of $16,500 in space launch vehicles structures due primarily to the completion of the Arrow program.

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

        Armament Systems.    The increase in sales was driven by:

  •
  a $173,200 increase in ammunition sales as a result of an increase of $102,400 in sales for the Non-Standard Ammunition Program, as well as continued strong customer requirements for small-caliber ammunition and facility modernization project sales,

  •
  a $93,000 increase in energetic systems at the Radford Army Ammunition Plant relating primarily to an increase in modernization project sales of $55,700 as well as increased sales of TNT,

  •
  a $17,800 increase in force protection driven primarily by the new international Vehicle Launch Scatterable Anti-Tank System (VLSAS) program, and

  •
  an increase of $11,500 in precision guided munitions resulting primarily from multiple new advanced weapons programs.

        These increases were partially offset by a $32,800 decrease in tank ammunition due to lower volumes across multiple programs,

        Missile Products.    The increase in sales was driven by:

  •
  a $30,600 increase in missiles, related primarily to the new Multi-Stage Supersonic Target (MSST) program,

  •
  an increase in space stage motors of $16,700 primarily driven by additional scope on the Attitude Control Motor program, and

  •
  an increase of $14,700 in fuzes and $10,100 in tactical rocket motors across multiple programs.

        These increases were partially offset by:

  •
  a decrease within special mission aircraft of $41,500 due to reduced demand across multiple programs, and

  •
  a decrease of $26,100 in missile defense, primarily relating to volume.

        Security and Sporting.    The increase in sales was driven by:

  •
  an increase of $89,700 in ammunition due to an increase in volume of law enforcement, international, and commercial sales, and

  •
  a $62,700 increase resulting from the March 31, 2009 acquisition of Eagle.

Gross Profit

	Years Ended March 31
	2010	As a % of Sales	2009	As a % of Sales	Change
Gross profit	$1,031,311	21.5%	$975,912	21.3%	$55,399

        The increase in gross profit was driven by higher sales and increased operating efficiencies within Security and Sporting, partially offset by higher pension expenses across all operating segments.

Operating Expenses

	Years Ended March 31
	2010	As a % of Sales	2009	As a % of Sales	Change
Research and development	$75,896	1.6%	$81,529	1.8%	$(5,633)
Selling	168,986	3.5%	161,805	3.5%	7,181
General and administrative	236,084	5.0%	239,621	5.2%	(3,537)
Trade name and goodwill impairments	38,008	0.8%	108,500	2.4%	(70,492)

Total	$518,974	10.9%	$591,455	12.9%	$(72,481)

        Excluding the non-cash trade name and goodwill impairments in fiscal 2010 and 2009, operating expenses remained relatively consistent year over year. Selling expenses were higher in fiscal 2010 primarily driven by Security and Sporting, consistent with the higher sales. Research and development expenses were down due to elevated spending levels in fiscal 2009 for the self-funded Alliant Launch Vehicle and related launch integration efforts in Aerospace Systems, partially offset by increased investment in fiscal 2010 to expand market share in targeted satellite areas. General and administrative expenses were slightly lower in fiscal 2010 due to the lack of a $13,000 increase in bad debt expense in the prior year within Security and Sporting relating to increased customer credit risk, partially offset by increased spending to support increasing sales within Security and Sporting and the acquisition of Eagle in March 2009.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Years Ended March 31
	2010	2009	Change
Aerospace Systems	$145,858	$74,612	$71.246
Armament Systems	168,094	136,420	31,674
Missile Products	58,653	93,107	(34,454)
Security and Sporting	107,891	57,910	49,981
Corporate	31,841	22,408	9,433

Total	$512,337	$384,457	$127,880

        The increase in income before interest, income taxes, and noncontrolling interest was due to the higher sales and the lack of a $108,500 non-cash goodwill impairment charge within Aerospace Systems, partially offset by the non-cash trade name impairment charges in Missile Products and Aerospace Systems totaling $38,008 and higher pension expense across all groups. Significant changes within the operating segments are also described below.

  Aerospace Systems.    The increase was primarily due to the lack of the non-cash goodwill impairment charge totaling $108,500 within Spacecraft Systems in the prior year as well as lack of performance issues and schedule delays in the spacecraft structures business in fiscal 2009. These increases were partially offset by the $24,586 non-cash trade name impairment charge in fiscal 2010 and lower sales volume.

  Armament Systems.    The increase primarily relates to higher overall sales along with improved margins in small-caliber ammunition programs driven by operational and volume efficiencies, and increased margins relating to American Ordnance (ATK's joint venture). These increases were partially offset by approximately $12,000 of growth in contract costs associated with the construction of an energetics facility for the Australian Ministry of Defense (ATK's core expertise in high volume energetics production lies within Armament Systems and as the program moves closer to completion it has been transitioned from the Aerospace Systems Group to the Armament Systems Group), and higher depreciation expense.

  Missile Products.    The decrease was primarily driven by the $13,422 non-cash trade name impairment charge, margin declines due to lower sales in special mission aircraft, and reduced incentive fees in missile defense. These decreases were partially offset by higher sales volumes across multiple programs as well as program mix.

  Security and Sporting.    The increase primarily relates to higher overall sales along with improved margins in ammunition driven by operational and volume efficiencies as well as the lack of a $13,000 increase in bad debt expense in fiscal 2009 which resulted from heightened customer credit risk.

  Corporate.    The income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS), and the elimination of intercompany profits. The increase from the prior year is driven by the fluctuation in the difference between FAS and CAS pension expense.

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

        The reduction in tax rate from fiscal 2009 to fiscal 2010 was primarily related to lack of the fiscal 2009 nondeductible goodwill impairment charge, lower valuation allowance for capital losses, and lower state tax rate. These benefits were slightly offset by the lack of R&D tax credit for the final three months of fiscal 2010 as the credit lapsed on December 31, 2009.

        ATK's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2010 of 35.9% differs from the federal statutory rate of 35.0% due to state income taxes, valuation allowances, and other provision adjustments which increased the rate, as well as the DMD and R&D tax credits which decreased the rate.

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

Net Income Before Noncontrolling Interest

        Net income before noncontrolling interest for fiscal 2010 was $278,944, an increase of $137,991 compared to $140,953 in fiscal 2009. The increase was driven by the absence of the non-cash goodwill impairment charge of $108,500 in the prior year, an increase of $55,339 in gross profit and a decrease in net interest expense of $9,488. These improvements were partially offset by the non-cash trade name impairment charges in Missile Products and Aerospace Systems totaling $38,008.

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

Cash Flow Summary

        ATK's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended March 31, 2011, 2010, and 2009 are summarized as follows:

	2011	2010	2009
Cash flows provided by operating activities	$421,070	$193,662	$424,987
Cash flows used for investing activities	(299,451)	(132,625)	(186,527)
Cash flows provided by (used for) financing activities	186,762	(3,844)	(21,533)

Net cash flows	$308,381	$57,193	$216,927

Operating Activities.

        Net cash provided by operating activities increased $226,635 compared to the prior year period. This increase was driven by the absence of $300,000 of cash used to fund the pension plans during fiscal 2010 and an increase of $34,767 in net income over the prior year. These increases were partially offset by a $48,246 increase in cash used for working capital primarily to support higher commercial aerospace sales which is driving the long-term receivable balance higher, the repayment of a government grant, and more cash used to pay taxes in the current year.

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

Investing Activities.

        Net cash used for investing activities increased by $166,826 primarily due to the $172,251 paid in fiscal 2011 to acquire Blackhawk as well as the lack of $5,002 of cash received in September 2009 related to a preliminary purchase price adjustment for the fiscal 2009 acquisition of Eagle Industries. These increases were partially offset by a decrease in the amount of cash used for capital expenditures.

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

Financing Activities.

        Net cash provided by financing activities was $186,762 compared to a use of $3,844 in the prior year. This change was primarily due to $750,000 in proceeds received from entering into the Second Amended and Restated Credit Agreement and issuing the 6.875% Senior Subordinated Notes. This cash inflow was partially offset by $537,576 of cash used to pay-down and extinguish the original Term A Loan and repay the 2.75% Convertible Senior Subordinated Notes due 2024 in October, as discussed further below. ATK also paid $19,883 in cash for debt issuance costs during fiscal 2011 and a $6,700 dividend to its stockholders during fiscal 2011.

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

        On November 4, 2010, ATK announced that its Board of Directors had declared the Company's first quarterly cash dividend. The $0.20 per share dividend was paid on March 4, 2011, to stockholders of record on February 8, 2011. On May 3, 2011, ATK's Board of Directors declared a quarterly cash dividend of $0.20 per share payable on June 30, 2011, to stockholders of record on June 6, 2011. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that ATK will continue to declare dividends in the future and as such, the amount and timing of any future dividends are not determinable.

        Based on ATK's current financial condition, management believes that ATK's cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through

ATK's revolving credit facilities, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future growth as well as to service ATK's currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases and payment of dividends over the next 12 months.

        ATK's access to liquidity sources has not been materially impacted by the current credit environment, and ATK does not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions. On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement (the "New Senior Credit Facility"), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015. The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015. ATK will incur higher interest costs under its New Senior Credit Facility than were incurred under the prior Senior Credit Facility, due to changes in capital market conditions.

Long-Term Debt and Credit Facilities

        As of March 31, 2011, ATK had actual total indebtedness of $1,609,709 and the $600,000 Revolving Credit Facility provided for the potential of additional borrowings up to $412,456. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2011, although ATK had outstanding letters of credit of $187,544 which reduced amounts available under the facility.

        ATK's indebtedness at consists of the following:

	March 31, 2011	March 31, 2010
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$390,000	$—
Revolving Credit Facility due 2015	—	—
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	—	261,250
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020	350,000	—
2.75% Convertible Senior Subordinated Notes due 2024	—	279,763
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453

Principal amount of long-term debt	1,639,453	1,440,466
Less: Unamortized discounts	29,744	46,912

Carrying amount of long-term debt	1,609,709	1,393,554
Less: current portion	320,000	13,750

Carrying amount of long-term debt, excluding current portion	$1,289,709	$1,379,804

        See Note 11 "Long-Term Debt" to the consolidated financial statements in Part II, Item 8 for a detailed discussion of these borrowings.

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

        Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the New Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's current credit rating, the current base rate margin in 1.25% and the current Eurodollar margin is 2.25%. ATK must also pay an annual commitment fee on the unused portion of the Revolving Credit Facility.

        It is currently expected that there will be no borrowings against the Revolving Credit Facility at March 31, 2012.

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

6.875% Notes due 2020

        ATK's 6.875% Notes mature on September 15, 2020. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.875% per annum and is payable semi-annually on September 15 and March 15 of each year. ATK has the right to redeem some or all of these notes from time to time on or after September 15, 2015, at specified redemption prices. Prior to September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium.

2.75% Convertible Notes due 2024

        In September 2010, ATK notified holders of its 2.75% Convertible Notes due 2024, that were to mature on February 15, 2024, of its intention to redeem the notes on October 14, 2010. Following notification of the redemption, holders of the notes had the right to convert their notes at a conversion rate of 12.5843 shares of ATK's common stock per $1 principal amount (a conversion price of $79.46 per share). Of the $279,763 aggregate principal amount outstanding, $279,735 were redeemed, which ATK paid in cash. Holders of the remaining $28 elected to convert their Notes and were paid that amount in cash following the end of the conversion period in November.

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

Rank and Guarantees

        The 3.00% Convertible Notes, the 2.75% Convertible Notes due 2011, the 6.875% Notes due 2020, and the 6.75% Notes due 2016 rank equal in right of payment with each other and all of ATK's future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the New Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. The parent company has no independent assets or operations. Subsidiaries of ATK other than the subsidiary guarantors are minor. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

Covenants

        ATK's New Senior Credit Facility imposes restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the New Senior

Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. The New Senior Credit Facility also requires that ATK meet and maintain the following financial ratios:

	Senior Leverage Ratio	Leverage Ratio	Interest Coverage Ratio
Requirement	≤2.50	≤4.00	≥3.00
Actual at March 31, 2011	0.69	2.64	9.84

        The Leverage Ratio is the sum of ATK's total debt plus financial letters of credit divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary noncash expenses, non-cash charges related to stock-based compensation, and intangible asset impairment charges) for the past four fiscal quarters. The Senior Leverage Ratio is the sum of ATK's senior debt plus financial letters of credit divided by Covenant EBITDA. The Interest Coverage Ratio is Covenant EBITDA divided by interest expense (excluding non-cash charges).

        Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2011, ATK was in compliance with the financial covenants and ATK expects to be in compliance with the covenants in all of its long-term debt agreements for the foreseeable future.

        The indentures governing the 6.75% Notes, the 6.875% Notes due 2020, the 2.75% Convertible Notes due 2011, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. As of March 31, 2011, ATK was in compliance with the indentures and expects to be in compliance with the indentures for the foreseeable future.

Share Repurchases

        In fiscal 2009, ATK repurchased 299,956 shares for $31,609 and repurchased no additional shares in fiscal 2010 or fiscal 2011. No significant share repurchase activity is currently expected during fiscal 2012. Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.75% Senior Subordinated Notes and 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2011, this limit was approximately $655,000. As of March 31, 2011, the New Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010.

Contractual Obligations and Commercial Commitments

        The following table summarizes ATK's contractual obligations and commercial commitments as of March 31, 2011:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Long-term debt	$1,639,453	$320,000	$70,000	$279,453	$970,000
Interest on debt(1)	487,142	71,964	134,195	126,584	154,399
Operating leases	464,203	69,594	117,465	102,993	174,151
Environmental remediation costs, net	25,531	446	2,632	4,813	17,640
Pension and other PRB plan contributions	1,041,998	82,469	357,468	355,254	246,807

Total contractual obligations	$3,658,327	$544,473	$681,760	$869,097	$1,562,997

		Commitment Expiration by period
	Total	Within 1 year	1 - 3 years	3 - 5 years
Other commercial commitments:
Letters of credit	$187,545	$154,717	$31,715	$1,113

(1)
Includes interest on variable rate debt calculated based on interest rates at March 31, 2011. Variable rate debt was approximately 24% of ATK's total debt at March 31, 2011.

        The total liability for uncertain tax positions at March 31, 2011 was approximately $31,855. None of the liability is expected to be paid within 12 months and is therefore classified within other long-term liabilities. ATK is not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.

        Pension plan contributions are an estimate of ATK's minimum funding requirements through fiscal 2021 to provide pension benefits for employees based on expected actuarial estimated service accruals through fiscal 2021 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

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

Contingencies

        Litigation.    From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK's business. ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.

        On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. The lawsuit was initially filed under seal. ATK was first informed of the lawsuit by the United States Department of Justice (DOJ) on March 13, 2007. Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007. On May 29, 2008, ATK filed its answer to the complaint. On January 3, 2011, the trial court issued a scheduling order setting a preliminary trial date of January 23, 2012. Fact discovery is substantially complete in the case. Expert witness discovery and pre-trial motion practice is underway.

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

        The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 2.50% and 2.75% as of March 31, 2011 and 2010, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2011		March 31, 2010
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(59,869)	$34,337	$(60,908)	$35,622
Unamortized discount	7,983	(3,862)	8,724	(4,280)

Present value amounts (payable) receivable	$(51,886)	$30,475	$(52,184)	$31,342

        As of March 31, 2011, the estimated discounted range of reasonably possible costs of environmental remediation was $51,886 to $83,530.

        ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK generally assumed responsibility for environmental compliance at the facilities acquired from Hercules (the "Hercules Facilities"). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If ATK were unable to recover those environmental remediation costs under these contracts, ATK believes these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

  •
  ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. ("Alcoa") in fiscal 2002. ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29,000, ATK and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, and ATK is responsible for any payments in excess of $49,000. At this time, ATK believes that costs not recovered through U.S. Government contracts will be immaterial.

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

        At March 31, 2011, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2012	$446
Fiscal 2013	2,314
Fiscal 2014	318
Fiscal 2015	2,533
Fiscal 2016	2,280
Thereafter	17,640

Total	$25,531

        There were no material insurance recoveries related to environmental remediation during fiscal 2011, 2010, or 2009.

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

        ATK measures market risk related to holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical change (increase and decrease) in interest rates. ATK used current market rates on the debt portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other postretirement benefits were not included in the analysis.

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

        With respect to ATK's commercial ammunition business, ATK has improved manufacturing efficiencies and has initiated price increases to mitigate the impact of increased commodity costs. ATK has a strategic sourcing and price strategy to mitigate risk from commodity price fluctuation. ATK will continue to evaluate the need for future price changes in light of these trends, ATK's competitive landscape, and its financial results. If commodity costs continue to increase, and if ATK is unable to offset these increases with ongoing manufacturing efficiencies and price increases, ATK's future results from operations and cash flows would be materially impacted.

        Significant increases in commodities can negatively impact operating results with respect to ATK's firm fixed-price contract to supply the DoD's small-caliber ammunition needs. Depending on market conditions, ATK has entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the four-year small-caliber ammunition supply contract with the U.S. Army by the terms within that contract, which is expected to continue into 2014; however, if metal prices exceed pre-determined levels, Armament Systems' operating results could be adversely impacted.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

        We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliant Techsystems Inc. and subsidiaries at March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 25, 2011, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

May 25, 2011

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
(Amounts in thousands except per share data)	2011	2010	2009
Sales	$4,842,264	$4,807,666	$4,583,224
Cost of sales	3,840,698	3,776,355	3,607,312

Gross profit	1,001,566	1,031,311	975,912
Operating expenses:
Research and development	64,960	75,896	81,529
Selling	164,063	168,986	161,805
General and administrative	246,817	236,084	239,621
Trade name and goodwill impairments	—	38,008	108,500

Income before interest, income taxes, and noncontrolling interest	525,726	512,337	384,457
Interest expense	(87,612)	(77,494)	(87,313)
Interest income	560	574	905

Income before income taxes and noncontrolling interest	438,674	435,417	298,049
Income tax provision	124,963	156,473	157,096

Net income	313,711	278,944	140,953
Less net income attributable to noncontrolling interest	536	230	187

Net income attributable to Alliant Techsystems Inc.	$313,175	$278,714	$140,766

Alliant Techsystems Inc. earnings per common share:
Basic	$9.41	$8.48	$4.30

Diluted	$9.32	$8.33	$4.14

Alliant Techsystems Inc. weighted-average number of common shares outstanding:
Basic	33,275	32,851	32,730

Diluted	33,615	33,462	34,013

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$702,274	$393,893
Net receivables	945,611	902,750
Net inventories	242,028	236,074
Income tax receivable	22,228	—
Deferred income tax assets	65,843	67,813
Other current assets	81,249	118,448

Total current assets	2,059,233	1,718,978
Net property, plant, and equipment	587,749	561,931
Goodwill	1,251,536	1,183,910
Deferred income tax assets	100,519	140,439
Deferred charges and other non-current assets	444,808	264,366

Total assets	$4,443,845	$3,869,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$320,000	$13,750
Accounts payable	292,281	273,718
Contract advances and allowances	121,927	106,819
Accrued compensation	135,442	172,630
Accrued income taxes	—	14,609
Other accrued liabilities	193,836	206,289

Total current liabilities	1,063,486	787,815
Long-term debt	1,289,709	1,379,804
Postretirement and postemployment benefits liabilities	126,012	142,541
Accrued pension liability	671,356	622,576
Other long-term liabilities	127,160	129,466

Total liabilities	3,277,723	3,062,202
Commitments and contingencies (Notes 10, 12 and 13)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—33,519,072 shares at March 31, 2011 and 33,047,018 shares at March 31, 2010	335	330
Additional paid-in-capital	559,279	578,046
Retained earnings	2,005,651	1,699,176
Accumulated other comprehensive loss	(787,077)	(821,086)
Common stock in treasury, at cost—8,036,377 shares held at March 31, 2011 and 8,508,431 shares held at March 31, 2010	(621,430)	(657,872)

Total Alliant Techsystems Inc. stockholders' equity	1,156,758	798,594
Noncontrolling interest	9,364	8,828

Total stockholders' equity	1,166,122	807,422

Total liabilities and stockholders' equity	$4,443,845	$3,869,624

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2011	2010	2009
Operating Activities
Net income	$313,711	$278,944	$140,953
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	100,041	93,739	80,137
Amortization of intangible assets	11,145	6,091	5,616
Amortization of debt discount	17,168	19,867	23,921
Amortization of deferred financing costs	5,157	2,839	2,857
Trade name and goodwill impairments	—	38,008	108,500
Other asset impairment	—	11,405	7,920
Deferred income taxes	23,018	(3,338)	108,353
Loss on disposal of property	2,281	5,756	1,110
Share-based plans expense	9,740	16,664	18,952
Excess tax benefits from share-based plans	(540)	(1,691)	(3,287)
Changes in assets and liabilities:
Net receivables	(153,723)	(81,279)	(94,239)
Net inventories	(6,400)	57	(15,610)
Accounts payable	20,065	(16,221)	64,345
Contract advances and allowances	15,108	20,739	4,456
Accrued compensation	(53,616)	800	15,312
Accrued income taxes	(40,164)	59,154	(70,019)
Pension and other postretirement benefits	86,955	(241,560)	23,306
Other assets and liabilities	71,124	(16,312)	2,404

Cash provided by operating activities	421,070	193,662	424,987
Investing Activities
Capital expenditures	(130,201)	(143,472)	(111,481)
Acquisition of business, net of cash acquired	(172,251)	5,002	(75,615)
Proceeds from the disposition of property, plant, and equipment	3,001	5,845	569

Cash used for investing activities	(299,451)	(132,625)	(186,527)
Financing Activities
Payments made on bank debt	(13,438)	(13,916)	—
Payments made to extinguish debt	(537,576)	—	(618)
Proceeds from issuance of long-term debt	750,000	—	—
Payments made for debt issue costs	(19,883)	—	(5)
Purchase of treasury shares	—	—	(31,609)
Dividends paid	(6,700)	—	—
Proceeds from employee stock compensation plans	13,819	8,381	7,412
Excess tax benefits from share-based plans	540	1,691	3,287

Cash provided by (used for) financing activities	186,762	(3,844)	(21,533)
Increase in cash and cash equivalents	308,381	57,193	216,927
Cash and cash equivalents at beginning of year	393,893	336,700	119,773

Cash and cash equivalents at end of year	$702,274	$393,893	$336,700

Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$14,118	$15,621	$20,538
Capital expenditures financed through operating leases	$—	—	$9,722

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par Value
					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in thousands except share data)	Shares	Amount
Balance, April 1, 2008	32,795,800	$328	$573,321	$1,279,696	$(376,636)	$(666,365)	$8,411	$818,755
Comprehensive loss:
Net income		—	—	140,766	—	—	187	140,953
Other comprehensive income (see Note 1):
Adjustments, net		—	—	—	(275,016)	—	—	(275,016)

Comprehensive loss								(134,063)
Exercise of stock options	133,262	1	(2,767)	—	—	10,179	—	7,413
Restricted stock grants	67,526	1	(5,205)	—	—	5,204	—	—
Share-based compensation	—	—	18,952	—	—	—	—	18,952
Treasury stock purchased	(299,956)	(3)	3	—	—	(31,609)	—	(31,609)
Performance shares issued net of treasury stock withheld	82,674	1	(13,175)	—	—	6,656	—	(6,518)
Tax benefit related to share based plans and other	—	—	3,192	—	—	—	—	3,192
Employee benefit plans and other	4,190	—	354	—	—	(1,907)	—	(1,553)

Balance, March 31, 2009	32,783,496	328	574,675	1,420,462	(651,652)	(677,842)	8,598	674,569
Comprehensive loss:
Net income		—	—	278,714	—	—	230	278,944
Other comprehensive income (see Note 1):
Adjustments, net		—	—	—	(169,434)	—	—	(169,434)

Comprehensive income								109,510
Exercise of stock options	170,380	—	(4,791)	—	—	13,172	—	8,381
Restricted stock grants	24,743	—	(2,437)	—	—	2,437	—	—
Share-based compensation	—	—	16,664	—	—	—	—	16,664
Performance shares issued net of treasury stock withheld	75,100	—	(8,759)	—	—	5,422	—	(3,337)
Tax benefit related to share based plans and other	—	—	2,346	—	—	—	—	2,346
Employee benefit plans and other	(6,701)	2	348	—	—	(1,061)	—	(711)

Balance, March 31, 2010	33,047,018	330	578,046	1,699,176	(821,086)	(657,872)	8,828	807,422
Comprehensive loss:
Net income		—	—	313,175	—	—	536	313,711
Other comprehensive income (see Note 1):
Adjustments, net		—	—	—	34,009	—	—	34,009

Comprehensive income								347,720
Exercise of stock options	251,401	—	(5,622)	—	—	19,440	—	13,818
Restricted stock grants	88,585	—	(7,057)	—	—	7,057	—	—
Share-based compensation	—	—	9,740	—	—	—	—	9,740
Performance shares issued net of treasury stock withheld	139,342	—	(17,193)	—	—	10,689	—	(6,504)
Tax benefit related to share based plans and other	—	—	1,111	—	—	—	—	1,111
Dividends paid	—	—	—	(6,700)	—	—	—	(6,700)
Employee benefit plans and other	(7,274)	5	254	—	—	(744)	—	(485)

Balance, March 31, 2011	33,519,072	$335	$559,279	$2,005,651	$(787,077)	$(621,430)	$9,364	$1,166,122

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies

        Nature of Operations.    Alliant Techsystems Inc. ("ATK" or "the Company") is an aerospace, defense, and commercial products company and leading supplier of products to the U.S. Government, allied nations, and prime contractors. ATK is also a major supplier of ammunition and related accessories to law enforcement agencies and commercial customers. ATK is headquartered in Minneapolis, Minnesota and has operating locations throughout the United States, Puerto Rico, and internationally.

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

        Fiscal 2011 sales by customer were as follows:

Percent of Sales
Sales to:
U.S. Army	30%
NASA	13%
U.S. Navy	11%
U.S. Air Force	7%
Other U.S. Government customers	7%

Total U.S. Government customers	68%
Commercial and foreign customers	32%

Total	100%

        Long-Term Contracts—The majority of ATK's sales to the U.S. Government and commercial and foreign customers are accounted for as long-term contracts. Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

acceptance ("units-of-delivery"). The majority of ATK's total revenue is accounted for using the cost-to-cost method of accounting.

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

        Other Revenue Recognition Methodology—Sales not recognized under the long-term contract method primarily relate to sales within the Security and Sporting group and are recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred, and payment is reasonably assured. Sales are reduced for allowances and price discounts.

        Fiscal 2011 sales by revenue recognition method were as follows:

Percent of Sales
Sales recorded under:
Long-term contracts method	81%
Other method	19%

Total	100%

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

        Environmental Remediation and Compliance.    Costs associated with environmental compliance, restoration, and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation, restoration, and monitoring costs relating to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial and resource restoration activities when they are probable and the cost can be reasonably estimated. ATK expects that a portion of its environmental remediation costs will be recoverable under U.S. Government contracts and has recorded a receivable equal to the present value of the amount that ATK expects to recover.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

        ATK's engineering, financial, and legal specialists estimate, based on current law and existing technologies, the cost of each environmental liability. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where ATK may be jointly and severally liable. ATK's estimates for environmental obligations are dependent on, and affected by, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, changes in environmental laws and regulations, future technological developments, and the timing of expenditures; accordingly ATK periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

        Cash Equivalents.    Cash equivalents are all highly liquid cash investments purchased with original maturities of three months or less.

        Marketable Securities.    Investments in a common collective trust that primarily invests in fixed income securities are classified as available-for-sale securities and are recorded at fair value within deferred charges and other non-current assets. Unrealized gains and losses are recorded in other comprehensive (loss) income ("OCI"). When such investments are sold, the unrealized gains or losses are reversed from OCI and recognized in the consolidated income statement.

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

        Inventories consist of the following:

	March 31
	2011	2010
Raw materials	$97,942	$69,002
Work/Contracts in process	53,499	91,338
Finished goods	90,587	75,734

Net inventories	$242,028	$236,074

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

        Identifiable Intangible Assets—ATK's primary identifiable intangible assets include trademarks and trade names, non-compete agreements, patented technology, and customer relationships. Identifiable intangible assets with finite lives are amortized and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangibles with indefinite lives are not amortized and are tested for impairment annually on the first day of ATK's fourth fiscal quarter, or more frequently if events warrant.

        ATK's identifiable intangibles with indefinite lives consist of certain trademarks and trade names. The impairment test consists of a comparison of the fair value of the specific intangible asset with its carrying value. The fair value of these assets is measured using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires ATK to estimate the future revenue for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. ATK bases its fair values and estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain.

        Stock-Based Compensation.    ATK's stock-based employee compensation plans, which are described more fully in Note 14, provide for the grant of various types of stock-based incentive awards, including performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on ATK's overall strategy regarding compensation, including consideration of the impact of expensing stock awards on ATK's results of operations.

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

        Derivative Instruments and Hedging Activities.    From time to time, ATK uses derivatives, consisting mainly of commodity forward contracts to hedge forecasted purchases of certain commodities and foreign currency exchange contracts to hedge forecasted transactions denominated in a foreign currency. ATK does not hold or issue derivatives for trading purposes. At the inception of each derivative instrument, ATK documents the relationship between the hedging instrument and the hedged item, as well as its risk-management objectives and strategy for undertaking the hedge transaction. ATK assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the hedged item. Derivatives are recognized on the balance sheet at fair value. ATK's current derivatives are designated as cash flow hedges and the effective portion of the change in the fair value of the derivative is recorded to accumulated OCI and recognized in earnings when the hedged item affects earnings. See Note 3 for further details.

        Earnings Per Share Data.    Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards (see Note 14) and contingently issuable shares related to ATK's Convertible Senior Subordinated Notes (see Note 9) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on earnings per share. In computing EPS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

for fiscal 2011, 2010, and 2009, earnings, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2011	2010	2009
Basic EPS shares outstanding	33,275	32,851	32,730
Dilutive effect of stock-based awards	340	477	486
Dilutive effect of contingently issuable shares	—	134	797

Diluted EPS shares outstanding	33,615	33,462	34,013

Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	5	5	—

        Contingently issuable shares related to ATK's $200,000 aggregate principal amount of 3.00% Convertible Notes due 2024 ("the 3.00% Convertible Notes due 2024") and the $280,000 aggregate principal amount of 2.75% Convertible Notes due 2024 "(the 2.75% Convertible Notes due 2024"), as discussed in Note 9, are included in diluted EPS in fiscal 2010 and 2009, but are not included in EPS for in 2011 because the average stock price was below the respective conversion prices during the year.

        Contingently issuable shares related to ATK's $300,000 aggregate principal amount of 2.75% Convertible Notes due 2011 ("the 2.75% Convertible Notes due 2011"), as discussed in Note 9, are not included in diluted EPS in any of the years presented because ATK's average stock price was below the conversion price of $96.51during those years.

        The Warrants, as discussed in Note 9, are not included in diluted EPS as ATK's average stock price during fiscal 2011, 2010, and 2009 did not exceed $116.75. The Call Options, also discussed in Note 9, are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

        Comprehensive Income.    The components of comprehensive income for fiscal 2011, 2010, and 2009 are as follows:

	Years Ended March 31
	2011	2010	2009
Net income	$313,711	$278,944	$140,953
Other comprehensive income (loss) (OCI):
Change in fair value of derivatives, net of income taxes of $6,078, $(25,386), and $(365), respectively	(9,607)	39,706	550
Pension and other postretirement benefit liabilities, net of income taxes of $(26,353), $131,654, and $177,118, respectively	43,940	(211,513)	(274,601)
Change in fair value of available-for-sale securities, net of income taxes of $205, $(1,517), and $643, respectively	(324)	2,373	(965)

Total OCI	34,009	(169,434)	(275,016)
Comprehensive income (loss)	347,720	109,510	(134,063)
Comprehensive income attributable to noncontrolling interest	536	230	187

Comprehensive income (loss) attributable to Alliant Techsystems Inc.	$347,184	$109,280	$(134,250)

        The components of accumulated OCI, net of income taxes, are as follows:

	March 31
	2011	2010
Derivatives	$30,099	$39,706
Pension and other postretirement benefit liabilities	(818,416)	(862,356)
Available-for-sale securities	1,240	1,564

Total accumulated other comprehensive loss	$(787,077)	$(821,086)

        The following table summarizes the pre-tax activity in OCI related to these derivatives:

	Years Ended March 31
	2011	2010	2009
Beginning of period unrealized gain in accumulated OCI	$65,582	$—	$—
Net increase (decrease) in fair value of derivatives	26,491	79,431	(1,837)
Net (gains) losses reclassified from OCI, (offsetting) increasing the price paid to suppliers	(42,666)	(13,849)	1,837

End of period unrealized gain in accumulated OCI	$49,407	$65,582	$—

        There was no ineffectiveness recognized in earnings for these contracts during fiscal 2011, 2010, or 2009. ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

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

        New Accounting Pronouncements.    In December 2007, the FASB issued a new standard relating to business combinations. The statement retains the fundamental requirements in the previous guidance that the acquisition method of accounting (also referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard was adopted prospectively on April 1, 2009. ATK accounted for the April 2010 Blackhawk Industries Product Group Unlimited, LLC ("Blackhawk") acquisition under the new accounting principles. The acquisition of Eagle Industries on March 31, 2009 was accounted for under the old methodology, as it was acquired prior to the adoption of the new standard on April 1, 2009. See Note 4 for additional details.

2. Fair Value of Financial Instruments

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

        Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing and foreign currency risk, ATK periodically utilizes commodity and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 3, ATK has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.

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

        The following table sets forth by level within the fair value hierarchy ATK's financial assets and liabilities that are measured at fair value on a recurring basis:

	As of March 31, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$9,470	$—
Derivatives	—	49,407	—
Liabilities
Derivatives	$—	$—	$—

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

        In addition to the assets and liabilities at March 31, 2010 noted in the table above, ATK also had intangible and other long-lived assets that were written down to their fair value of $0 during fiscal 2010, resulting in impairment charges of $38,008 and $11,405, respectively, during fiscal 2010. For further discussion see Note 7. These are considered Level 3 assets.

        The following table presents ATK's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of March 31, 2011		As of March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,219,709	$1,303,466	$1,132,304	$1,243,095
Variable rate debt	390,000	386,100	261,250	252,106

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

3. Derivative Financial Instruments (Continued)

        ATK entered into forward contracts for copper and zinc during fiscal 2011 and 2010 and for lead during fiscal 2009. The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases. The fair value of these contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated OCI in the financial statements. The gains or losses on these contracts are recorded in inventory as the commodities are purchased. As of March 31, 2011, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	45,200,000
Zinc	16,120,000

        ATK entered into foreign currency forward contracts during fiscal 2011 and 2010. These contracts are used to hedge forecasted inventory purchases and subsequent payments, or customer receivables, denominated in Euros and Canadian dollars and are designated and qualify as effective cash flow hedges. Ineffectiveness with respect to forecasted inventory purchases is calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable is evaluated based on the change in fair value of its anticipated settlement. The fair value of these contracts is recorded within other assets or liabilities and the effective portion is reflected in accumulated OCI in the financial statements. The gains or losses on these contracts are recorded in earnings when the related inventory is sold. As of March 31, 2011, ATK had the following outstanding foreign currency forward contracts in place:

Quantity Hedged
Euros	5,076,072

        The table below presents the fair value and location of ATK's derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of March 31, 2011 and 2010.

		Asset Derivatives Fair value as of		Liability Derivatives Fair value as of
	Location	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Commodity forward contracts	Other current assets	$36,398	$38,610	$—	$—
Commodity forward contracts	Deferred charges and other non-current assets	12,619	27,744	—	—
Foreign currency forward contracts	Other current assets/ accrued liabilities	390	—	—	772

Total		$49,407	$66,354	$—	$772

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

        For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Fiscal year ended March 31, 2011
Commodity forward contracts	$49,017	Cost of Sales	$26,491	Cost of Sales	$—
Foreign currency forward contracts	390	Cost of Sales	—	Cost of Sales	—
Fiscal year ended March 31, 2010
Commodity forward contracts	$66,354	Cost of Sales	$13,849	Cost of Sales	$—
Foreign currency forward contract	(772)	Cost of Sales	—	Cost of Sales	—

        All derivatives used by ATK during fiscal 2011 and 2010 were designated as hedging instruments.

        There was no ineffectiveness recognized in earnings for these contracts during the fiscal 2011, 2010, or 2009. ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

4. Acquisitions

        In accordance with the accounting standards regarding business combinations, the results of acquired businesses are included in ATK's consolidated financial statements from the date of acquisition. The purchase price for each acquisition is allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired is recorded as goodwill.

        On April 9, 2010, ATK acquired Blackhawk Industries Products Group Unlimited, LLC ("Blackhawk"), a manufacturer of high quality tactical gear, for a purchase price of $172,251. ATK believes that the acquisition provides ATK with a leading tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative tactical accessories which will strengthen ATK's position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets. Blackhawk employs approximately 300 employees and is included in the Security and Sporting group. The purchase price allocation was completed in fiscal 2011. Most of the goodwill generated in this acquisition will be deductible for tax purposes. Subsequent to the April 2010 acquisition, ATK has recorded sales of approximately $83,700 and income before interest, income taxes, and noncontrolling interest of approximately $10,500 associated with the operations of this acquired business.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

4. Acquisitions (Continued)

        On March 31, 2009, ATK acquired Eagle Industries ("Eagle"), a manufacturer of high-quality, individual operational nylon gear and equipment for military, homeland security, and law enforcement agencies for $63,000 net of cash acquired, subject to purchase price contingencies. During the second quarter of fiscal 2010, ATK received a preliminary purchase price adjustment of $5,002, as determined by a working capital adjustment identified in the audited financial statements. The company manufactures more than 5,000 products which include tactical assault vests, load-bearing equipment, weapon transporting gear, nylon holsters, personal gear carriers, and other high quality accessories. ATK believes that the acquisition provides an opportunity to expand its position in the domestic and international tactical accessories markets serving military and law enforcement customers. The purchase price allocation was completed during fiscal 2010. Most of the goodwill generated in this acquisition will be deductible for tax purposes.

        ATK used the purchase method of accounting to account for these acquisitions and, accordingly, the results of Blackhawk and Eagle are included in ATK's consolidated financial statements at the date of acquisition. The purchase price for the acquisitions has been allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2011, 2010 and 2009 as if the acquisitions had occurred at the beginning of fiscal 2009 is not being presented because the acquisitions are not material to ATK for that purpose.

        During fiscal 2003, ATK acquired the assets of Science and Applied Technology, Inc. (included in Missile Products). The sellers of this acquired business had the ability to earn up to an additional $7,500 of cash consideration if certain pre-specified milestones were attained with respect to one of the contracts acquired. The pre-specified milestones were met in September 2008 and the additional contingent consideration earned pursuant to the purchase agreement resulted in an increase to goodwill.

        ATK made no acquisitions during fiscal 2010.

5. Receivables

        Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	March 31
	2011	2010
Billed receivables
U.S. Government contracts	$189,471	$166,668
Commercial and other	227,579	164,261
Unbilled receivables
U.S. Government contracts	432,342	520,069
Commercial and other	105,640	61,600
Less allowance for doubtful accounts	(9,421)	(9,848)

Net receivables	$945,611	$902,750

        Receivable balances are shown net of customer progress payments received of $441,159 as of March 31, 2011 and $371,718 as of March 31, 2010. ATK also had $188,935 and $78,025 of long-term

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

5. Receivables (Continued)

unbilled receivables, primarily relating to commercial aerospace programs, recorded in deferred charges and other non-current assets at March 31, 2011 and 2010, respectively.

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

        The following is a reconciliation of the changes in ATK's allowance for doubtful accounts during fiscal 2010 and 2011:

Balance at April 1, 2009	$11,449
Expense	5,573
Write-offs	(853)
Reversals and other adjustments	(6,321)

Balance at March 31, 2010	9,848
Expense	5,432
Write-offs	(201)
Reversals and other adjustments	(5,658)

Balance at March 31, 2011	$9,421

6. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and test equipment is depreciated using the double declining balance method at most of ATK's facilities, and using the straight-line method at other ATK facilities. Other depreciable property is depreciated using the straight-line method. Machinery and equipment are depreciated over one to 30 years and buildings and improvements are depreciated over one to 45 years. Depreciation expense was $100,041 in fiscal 2011, $93,739 in fiscal 2010, and $80,137 in fiscal 2009.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

6. Property, Plant, and Equipment (Continued)

        Property, plant, and equipment consists of the following:

	March 31
	2011	2010
Land	$32,295	$32,229
Buildings and improvements	297,924	348,205
Machinery and equipment	1,089,247	867,396
Property not yet in service	49,244	84,915

Gross property, plant, and equipment	1,468,710	1,332,745
Less accumulated depreciation	(880,961)	(770,814)

Net property, plant, and equipment	$587,749	$561,931

7. Goodwill and Deferred Charges and Other Non-Current Assets

        The changes in the carrying amount of goodwill by segment were as follows:

	Aerospace Systems	Armament Systems	Missile Products	Security and Sporting	Total
Balance at April 1, 2009	$676,516	$124,558	$242,389	$152,523	$1,195,986
Adjustments	—	—	—	(12,076)	(12,076)

Balance at March 31, 2010	$676,516	$124,558	$242,389	$140,447	$1,183,910
Acquisition	—	—	—	67,626	67,626

Balance at March 31, 2011	$676,516	$124,558	$242,389	$208,073	$1,251,536

        Beginning with the period ended March 31, 2009, the goodwill recorded within Aerospace Systems above is presented net of $108,500 of accumulated impairment losses.

        The fiscal 2011 acquisition in Security and Sporting relates to the purchase price allocation of Blackhawk, as previously discussed in Note 4.

        The fiscal 2010 adjustment within Security and Sporting was the result of the finalization of the fair value determination of certain assets and liabilities, as well as a preliminary purchase price adjustment of $5,002 received in September 2009 which reduced the purchase price of Eagle.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

        Deferred charges and other non-current assets consist of the following:

	March 31
	2011	2010
Gross debt issuance costs	$34,823	$18,060
Less accumulated amortization	(12,047)	(10,011)

Net debt issuance costs	22,776	8,049
Other intangible assets	131,850	64,779
Long term receivables	188,935	78,025
Environmental remediation receivable	26,761	26,161
Commodity forward contracts	12,619	27,744
Other non-current assets	61,867	59,608

Total deferred charges and other non-current assets	$444,808	$264,366

        The long term receivables represent unbilled receivables on long term commercial aerospace contracts and other programs that ATK does not expect to collect within the next fiscal year.

        Included in deferred charges and other non-current assets in the table above is $38,998 of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite and amortizing assets of $92,852 and $25,781 at March 31, 2011 and 2010, respectively, as discussed further below.

        During the fourth quarter of 2010, ATK made a strategic decision to discontinue the use of the Thiokol and MRC trade names which were recorded as part of business acquisitions in April 2001 and March 2004, respectively. The Thiokol trade name was not being amortized as its estimated useful life was considered indefinite. ATK had begun amortizing the MRC trade name during fiscal 2009 over an estimated useful life of 10 years. The decision to discontinue using these names was based on the belief that the ATK brand name better reflects the Company's overall capabilities as ATK continues to pursue business and react to changes in the markets in which these trade names had historically been used. The Company will no longer use the Thiokol or MRC trade names. This decision represented a change in circumstance that would indicate that the assets' carrying values may not be recoverable and, as a result, ATK evaluated the assets for impairment. The Company measured the fair value of the assets using reduced expected future contributions and the appropriate royalty rate. Based on this assessment, ATK recorded non-cash impairment charges of $24,586 and $13,422, within Aerospace Systems and Missile Products, respectively, related to the Thiokol and MRC trade names. These charges were included in operating expenses in the Consolidated Income Statements. There were no impairment charges taken related to identifiable intangible assets in fiscal 2011 or 2009.

        On March 31, 2010, ATK determined that $10,700 of patented technology now has a finite useful life that had previously been determined to have an indefinite life. Beginning April 1, 2010, ATK began

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

amortizing this asset over an estimated useful life of 10 years. Other intangible assets also include amortizing intangible assets, as follows:

	March 31, 2011			March 31, 2010
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Contracts	$—	$—	$—	$23,404	$(23,404)	$—
Trade name	66,060	(4,592)	61,468	860	(123)	737
Patented technology	17,400	(2,410)	14,990	10,700	—	10,700
Customer relationships and other	34,185	(17,791)	16,394	28,557	(14,213)	14,344

Total	$117,645	$(24,793)	$92,852	$63,521	$(37,740)	$25,781

        As discussed in Note 4, in April 2010 ATK acquired Blackhawk and has recorded the preliminary fair value of intangible assets associated with the acquisition. These assets include items such as a trade name, technology, and customer relationships. The fair value recorded related to these intangibles increased the gross carrying amount of amortizing intangibles in the table above by $78,600. The final purchase price allocation was completed in fiscal 2011.

        During fiscal 2011 ATK wrote-off the $23,659 gross carrying amount and associated accumulated amortization of fully amortized intangible assets primarily relating to customer contracts acquired in past business combinations that have expired.

        The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 11.1 years. Amortization expense related to these assets was $11,145 in fiscal 2011, $6,091 in fiscal 2010, and $5,616 in fiscal 2009. ATK expects amortization expense related to these assets to be as follows:

Fiscal 2012	$11,077
Fiscal 2013	11,077
Fiscal 2014	10,210
Fiscal 2015	9,260
Fiscal 2016	7,829
Thereafter	43,399

Total	$92,852

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

8. Other Accrued Liabilities

        The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2011	2010
Employee benefits and insurance, including pension and other postretirement benefits	$63,956	$70,594
Government grant	—	24,768
Warranty	18,076	14,010
Interest	2,103	3,957
Environmental remediation	4,160	5,641
Rebate	6,934	5,433
Deferred lease obligation	22,212	17,837
Other	76,395	64,049

Total other accrued liabilities—current	$193,836	$206,289

Environmental remediation	$47,726	$46,543
Management nonqualified deferred compensation plan	21,483	19,871
Non-current portion of accrued income tax liability	28,024	32,380
Deferred lease obligation	14,448	13,754
Other	15,479	16,918

Total other long-term liabilities	$127,160	$129,466

        The government grant represented amounts received from the government that were paid back during fiscal 2011 because it was determined that the future investment and employment levels would not be met.

        ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in ATK's product warranty liability during fiscal 2010 and 2011:

Balance at April 1, 2009	$12,184
Payments made	(907)
Warranties issued	3,245
Changes related to preexisting warranties	(512)

Balance at March 31, 2010	14,010
Payments made	(1,468)
Warranties issued	8,294
Changes related to preexisting warranties	(2,760)

Balance at March 31, 2011	$18,076

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt

        Long-term debt, including the current portion, consisted of the following:

	March 31, 2011	March 31, 2010
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$390,000	$—
Revolving Credit Facility due 2015	—	—
Senior Credit Facility dated March 29, 2007:
Term A Loan due 2012	—	261,250
Revolving Credit Facility due 2012	—	—
2.75% Convertible Senior Subordinated Notes due 2011	300,000	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020	350,000	—
2.75% Convertible Senior Subordinated Notes due 2024	—	279,763
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453

Principal amount of long-term debt	1,639,453	1,440,466
Less: Unamortized discounts	29,744	46,912

Carrying amount of long-term debt	1,609,709	1,393,554
Less: current portion	320,000	13,750

Carrying amount of long-term debt, excluding current portion	$1,289,709	$1,379,804

Senior Credit Facility

        On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement ("the New Senior Credit Facility"), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015. The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015. Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the New Senior Credit Facility. Borrowings under the New Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's current credit rating, the current base rate margin is 1.25% and the current Eurodollar margin is 2.25%. The weighted average interest rate for the Term A Loan was 2.56% at March 31, 2011. ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on ATK's current rating, this fee is 0.35% at March 31, 2011. As of March 31, 2011, ATK had no borrowings against its $600,000 Revolving Credit Facility and had outstanding letters of credit of $187,544, which reduced amounts available on the Revolving Credit Facility to $412,456. ATK has had no short term borrowings under its Revolving Credit Facility since the date of issuance. Debt issuance costs of approximately $12,800 will be amortized over the term of the New Senior Credit Facility.

        The New Senior Credit Facility discussed above replaced the Senior Credit Facility dated March 29, 2007 ("the previous Senior Credit Facility"). The Term A Loan balance associated with the previous Senior Credit Facility was paid off in the second quarter of fiscal 2011 and the remaining

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

deferred debt issuance costs of $936 were written off at that time. ATK had no short term borrowings on this revolving credit facility during fiscal 2011 or 2010.

Terminated Interest Rate Swap

        During March 2006, ATK terminated its remaining $100,000 notional amount interest rate swap, resulting in a cash payout of $2,496. This amount was included in accumulated other comprehensive loss and was amortized to interest expense, at a rate of $936 per year, through November 2008, the original maturity date of the swap.

2.75% Convertible Notes due 2011:

        In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes ("the 2.75% Convertible Notes due 2011") that mature on September 15, 2011. Interest on these notes is payable on March 15 and September 15 of each year. Holders may convert their notes at a conversion rate of 10.3617 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $96.51 per share) under the following circumstances: (1) when, if the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $125.46, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) upon the occurrence of certain corporate transactions; or (3) during the last month prior to maturity. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur prior to maturity, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. There was no impact on the diluted shares outstanding for fiscal 2011, 2010 or 2009 because ATK's average stock price during those years was below the conversion price. As these notes mature within 12 months, ATK has recorded the 2.75% Convertible Notes due 2011 as current as of March 31, 2011. Debt issuance costs of approximately $7,200 are being amortized to interest expense over five years. Approximately $100,000 of the net proceeds from the issuance of these notes was used to concurrently repurchase 1,285,200 shares of ATK's common stock.

        In connection with the issuance of the 2.75% Convertible Notes due 2011, ATK purchased, at a cost of $50,850, call options ("the Call Options") on its common stock. The Call Options, which become exercisable upon conversion of the related convertible notes, allow ATK to purchase approximately 3.1 million shares of ATK's common stock and/or cash from the counterparty at an amount equal to the amount of common stock and/or cash related to the excess conversion value that ATK would pay to the holders of the related convertible notes upon conversion. For income tax reporting purposes, the related convertible notes and the Call Options are integrated. This creates an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options will be accounted for as interest expense over the term of the convertible notes for income tax reporting purposes. In addition, ATK sold warrants (the Warrants) to issue approximately 3.3 million shares of ATK's common stock at an exercise price of $116.75 per share. The proceeds from the sale of the Warrants totaled $23,220. In accordance with current authoritative guidance, ATK recorded the net cost of the Call Options and the Warrants of $27,630 in APIC and will not recognize any changes in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

the fair value of the instruments. On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of ATK's common stock in the event that the 2.75% Convertible Notes due 2011 are converted by effectively increasing the conversion price of these notes from $96.51 to $116.75. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The Warrants will result in additional diluted shares outstanding if ATK's average common stock price exceeds $116.75. The Call Options and the Warrants are separate and legally distinct instruments that bind ATK and the counterparty and have no binding effect on the holders of the convertible notes.

6.75% Notes

        In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes ("the 6.75% Notes") that mature on April 1, 2016. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year. ATK has the right to redeem some or all of these notes from time to time on or after April 1, 2011, at specified redemption prices. Debt issuance costs related to these notes of $7,700 are being amortized to interest expense over ten years.

6.875% Notes

        In September 2010, ATK issued $350,000 aggregate principal amount of 6.875% Senior Subordinated Notes ("the 6.875% Notes") that mature on September 15, 2020. These notes are general unsecured obligations. Interest on these notes is payable on March 15 and September 15 of each year. ATK has the right to redeem some or all of these notes from time to time on or after September 15, 2015, at specified redemption prices. Prior to September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to September 15, 2013, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.875% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs of approximately $7,100 related to these notes will be amortized to interest expense over ten years.

3.00% Convertible Notes:

        In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative and the fair value of this feature was insignificant at March 31, 2011 and 2010. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $79.75) under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. The stock price condition was satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $3,200 were written off. The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009. The stock price condition was not satisfied during ATK's fourth fiscal quarter of 2011; therefore the remaining principal amount of $199,453 as of March 31, 2011, is classified as long-term. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK's diluted shares outstanding for fiscal 2010 and fiscal 2009 by 50,653 and 326,363 shares, respectively, because ATK's average stock price exceeded the conversion price during those years. These shares had no impact on diluted shares outstanding for fiscal 2011 as the average stock price did not exceed the conversion price during the year.

2.75% Convertible Notes due 2024

        In September 2010, ATK notified holders of its 2.75% Convertible Senior Subordinated Notes ("the 2.75% Convertible Notes"), that were to mature on February 15, 2024, of its intention to redeem the notes on October 14, 2010. Following notification of the redemption, holders of these notes had the right to convert their notes at a conversion rate of 12.5843 shares of ATK's common stock per $1 principal amount (a conversion rate of $79.46 per share). Of the $279,763 aggregate principal amount outstanding, $279,735 were redeemed, which ATK paid in cash. Holders of the remaining $28 elected to convert their Notes and were paid that amount in cash following the end of the conversion period in November.

        The following tables provide additional information about ATK's convertible notes:

	March 31, 2011
	2.75% due 2011	3.00% due 2024	2.75% due 2024	Total
Carrying amount of the equity component	$50,779	$56,849	$—	$107,628
Principal amount of the liability component	300,000	199,453	—	499,453
Unamortized discount of liability component	5,875	23,869	—	29,744
Net carrying amount of liability component	294,125	175,584	—	469,709
Remaining amortization period of discount	6 months	161 months	—
Effective interest rate on liability component	6.800%	7.000%	—

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

        Based on ATK's closing stock price of $70.67 on March 31, 2011, the if-converted value of these notes does not exceed the aggregate principal amount of the notes.

Rank and Guarantees

        The 3.00% Convertible Notes, the 2.75% Convertible Notes due 2011, the 6.875% Notes, and the 6.75% Notes rank equal in right of payment with each other and all of ATK's future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the New Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. The parent company has no independent assets or operations. Subsidiaries of ATK other than the subsidiary guarantors are minor. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

Scheduled Minimum Loan Payments

        The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2012	$320,000
Fiscal 2013	30,000
Fiscal 2014	40,000
Fiscal 2015	239,453
Fiscal 2016	40,000
Thereafter	970,000

Total	$1,639,453

        ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 58% as of March 31, 2011 and 63% as of March 31, 2010.

Covenants and Default Provisions

        ATK's New Senior Credit Facility and the indentures governing the 6.75% Notes, the 6.875% Notes, the 2.75% Convertible Notes due 2011, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

another entity. In addition, the New Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. The New Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio. Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the New Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2011, ATK was in compliance with the financial covenants.

Cash Paid for Interest on Debt

        Cash paid for interest totaled $65,970 in fiscal 2011, $52,840 in fiscal 2010, and $60,019 in fiscal 2009. Cash received for interest totaled $560 in fiscal 2011, $574 in fiscal 2010, and $905 in fiscal 2009.

10. Employee Benefit Plans

        ATK provides defined benefit pension plans and defined contribution plans for the majority of its employees. ATK has tax qualified defined benefit plans, supplemental (nonqualified) defined benefit pension plans, a defined contribution plan, and a supplemental (non-qualified) defined contribution plan. A qualified plan meets the requirements of certain sections of the Internal Revenue Code and, generally, contributions to qualified plans are tax deductible. A qualified plan typically provides benefits to a broad group of employees and may not discriminate in favor of highly compensated employees in coverage, benefits or contributions. In addition, ATK provides medical and life insurance benefits to certain retirees and their eligible dependents through its postretirement plans.

Defined Benefit Plans

        ATK is required to reflect the funded status of the pension and other postretirement ("PRB") plans on the consolidated balance sheet. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. ATK has recognized the aggregate of all overfunded plans in prepaid pension assets and the aggregate of all underfunded plans within the accrued pension liability and postretirement and postemployment benefits liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in other accrued liabilities.

        Previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in our consolidated balance sheet and the difference between actual amounts and estimates based on actuarial assumptions has been recognized in other comprehensive income in the period in which they occur.

        ATK's measurement date for remeasuring its plan assets and benefit obligations is March 31.

        Pension Plans.    ATK has qualified noncontributory defined benefit pension plans that cover substantially all employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but substantially all do receive an employer contribution through a defined contribution plan, discussed

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

below. The defined benefit plans provide either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. ATK funds the plans in accordance with federal requirements calculated using appropriate actuarial methods. Depending on the plan they are covered by, employees generally vest after three or five years.

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

        The following table shows changes in the benefit obligation, plan assets, and funded status of ATK's qualified and non-qualified pension plans and other PRB plans. Benefit obligation balances presented below reflect the projected benefit obligation ("PBO") for our pension plans and accumulated PRB obligations ("APBO") or our other PRB plans.

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2011	2010	2011	2010
Obligations and Funded Status
Change in benefit obligation
Benefit obligation at beginning of year	$2,628,273	$1,991,312	$178,541	$154,974
Service cost	69,904	54,603	199	205
Interest cost	150,868	156,898	8,820	11,559
Plan Amendments	109	—	(3,974)	—
Actuarial loss (gain)	50,865	583,783	(2,232)	28,321
Benefits paid	(159,741)	(158,323)	(17,246)	(16,518)

Benefit obligation at end of year	$2,740,278	$2,628,273	$164,108	$178,541

Change in plan assets
Fair value of plan assets at beginning of year	$2,000,854	$1,435,504	$52,130	$41,661
Actual return on plan assets	210,372	403,763	5,618	13,790
Retiree contributions	—	—	7,380	7,278
Employer contributions	12,421	319,910	13,050	13,197
Benefits paid	(159,741)	(158,323)	(24,627)	(23,796)

Fair value of plan assets at end of year	$2,063,906	$2,000,854	$53,551	$52,130

Funded status	$(676,372)	$(627,419)	$(110,557)	$(126,411)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2011	2010	2011	2010
Amounts Recognized in the Balance Sheet
Other accrued liabilities	$(5,016)	$(4,843)	$(5,477)	$(5,607)
Postretirement and postemployment benefits liabilities	—	—	(105,080)	(120,804)
Accrued pension liability	(671,356)	(622,576)	—	—

Net amount recognized	$(676,372)	$(627,419)	$(110,557)	$(126,411)

Accumulated other comprehensive loss (income) related to:
Unrecognized net actuarial losses	$1,347,265	$1,415,529	$44,829	$52,379
Unrecognized prior service benefit	(1,589)	(2,087)	(51,174)	(56,196)

Accumulated other comprehensive loss (income)	$1,345,676	$1,413,442	$(6,345)	$(3,817)

        The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2012 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial losses	$95,934	$2,973
Amortization of prior service benefits	(381)	(8,381)

Total	$95,553	$(5,408)

        The accumulated benefit obligation for all defined benefit pension plans was $2,445,747 as of March 31, 2011 and $2,290,015 as of March 31, 2010.

	March 31
	2011	2010
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$2,740,278	$2,628,273
Accumulated benefit obligation	2,445,747	2,290,015
Fair value of plan assets	2,063,907	2,000,854

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended March 31			Years Ended March 31
	2011	2010	2009	2011	2010	2009
Service cost	$69,904	$54,603	$60,352	$199	$205	$286
Interest cost	150,868	156,898	139,798	8,820	11,559	11,807
Expected return on plan assets	(176,692)	(171,054)	(187,661)	(3,383)	(2,672)	(3,810)
Amortization of unrecognized net loss	85,448	25,750	27,872	3,083	2,092	2,657
Amortization of unrecognized prior service cost	(389)	(389)	(389)	(8,548)	(8,630)	(8,704)

Net periodic benefit cost before special termination benefits cost / curtailment	129,139	65,808	39,972	171	2,554	2,236
Special termination benefits cost / curtailment	0	6,287	—	(448)	—	—

Net periodic benefit cost	$129,139	$72,095	$39,972	$(277)	$2,554	$2,236

        During the fiscal 2011 ATK recorded a curtailment gain of $448 to recognize the impact on PRB plans associated with the elimination of future medical and life insurance benefits under a negotiated union contract.

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

Assumptions

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted-Average Assumptions Used to Determine Benefit Obligations as of March 31
Discount rate	5.60%	5.90%	8.15%	5.00%	5.35%	7.90%
Rate of compensation increase:
Union	3.79%	3.84%	3.82%
Salaried	4.02%	4.05%	4.09%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended March 31
Discount rate	5.90%	8.15%	6.80%	5.35%	7.90%	6.80%
Expected long-term rate of return on plan assets	8.00%	8.00%	9.00%	6.00%/	6.00%/	6.00%/
				7.00%	8.00%	8.00%
Rate of compensation increase:
Union	3.84%	3.82%	3.75%
Salaried	4.05%	4.09%	3.95%

        In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over a long-term time horizon, and ATK's own historical 5-year and 10-year compounded investment returns. The expected long-term rate of return of 8.0% used in fiscal 2011 for the plans was based on an asset allocation range of 35-50% in equity investments, 25-40% in fixed income investments, 5-15% in real estate/real asset investments, 5-27% collectively in hedge fund and private equity investments, and 0-6% in cash investments. The actual return in any fiscal year will likely differ from ATK's assumption, but ATK estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.

        In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

	2012	2011
Assumed Health Care Cost Trend Rates used to Measure Expected Cost of Benefits
Weighted average health care cost trend rate	7.60%	7.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.10%	5.10%
Fiscal year that the rate reaches the ultimate trend rate	2019	2019

        Since fiscal 2006, health care cost trend rates have been set specifically for each benefit plan and design. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$441	$(392)
Effect on postretirement benefit obligation	8,812	(7,818)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

Plan Assets

        Pension.    ATK's pension plan weighted-average asset allocations at March 31, 2011 and 2010, and the target allocations for fiscal 2012, by asset category are as follows:

	Target Range	Actual as of March 31
	2012	2011	2010
Asset Category
Domestic equity	20 - 30%	26.6%	25.0%
International equity	10 - 20%	16.7%	15.1%
Fixed income	30 - 40%	34.6%	32.2%
Real assets	5 - 15%	6.2%	6.1%
Hedge funds/private equity	5 - 27%	14.0%	14.4%
Other investments/cash	0 - 6%	1.9%	7.2%

Total	100%	100%	100%

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

        During fiscal 2011, ATK continued to implement the investment strategy recommended by the asset-liability study conducted during fiscal 2010. The results emphasized the importance of managing the volatility of pension assets relative to pension liabilities while still achieving a competitive investment return, achieving diversification between and within various asset classes, and managing other risks. In order to reduce the volatility between the value of pension assets and liabilities, ATK has continued to increase the allocation to, and duration of, fixed income investments. ATK regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Target allocation ranges are guidelines, not limitations, and occasionally due to market conditions and other factors actual asset allocation may vary above or below a target.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        Fair Value—The following table presents the pension plan investments using the fair value hierarchy discussed in Note 2 as of March 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$7,193	$—	$7,193
U.S. Government securities	260,870	—	—	260,870
Corporate debt	—	316,155	—	316,155
Common stock	439,096	—	—	439,096
Partnership/joint venture interest	—	—	468,796	468,796
Other investments	—	—	—	—
Common/collective trusts	—	477,191	—	477,191
Registered investment companies	49,207	—	—	49,207
Value of funds in insurance company accounts		44,033	1,366	45,399

Total	$749,173	$844,572	$470,162	$2,063,907

        The following table presents the pension plan investments using the fair value hierarchy discussed in Note 2 as of March 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$175,189	$—	$175,189
U.S. Government securities	95,372	17,077	—	112,449
Corporate debt	—	367,083	—	367,083
Common stock	362,855	—	—	362,855
Partnership/joint venture interest	—	—	436,480	436,480
Other investments	4,709	—	—	4,709
Common/collective trusts	—	451,311	2,827	454,138
Registered investment companies	42,574	—	—	42,574
Value of funds in insurance company accounts		43,927	1,450	45,377

Total	$505,510	$1,054,587	$440,757	$2,000,854

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        The following table presents a reconciliation of Level 3 assets held during the year ended March 31, 2011:

	Common/Collective Trusts	Insurance Contracts	Partnerships/ Joint Ventures
Balance at April 1, 2010	$2,827	$1,450	$436,480
Realized gains (losses)	97	4	14,861
Net unrealized gains (losses)	(25)	8	36,339
Net purchases, issuances, and settlements	(1,642)	(96)	(22,353)
Net transfers into (out of) Level 3	(1,257)	—	3,469

Balance at March 31, 2011	$—	$1,366	$468,796

        The following table presents a reconciliation of Level 3 assets held during the year ended March 31, 2010:

	Common/Collective Trusts	Insurance Contracts	Partnerships/ Joint Ventures
Balance at April 1, 2009	$635	$1,622	$309,852
Realized gains (losses)	655	(14)	395
Net unrealized gains (losses)	—	(48)	35,971
Net purchases, issuances, and settlements	1,537	(110)	90,262
Net transfers into (out of) Level 3	—	—	—

Balance at March 31, 2010	$2,827	$1,450	$436,480

        There was no direct ownership of ATK common stock included in plan assets as of March 31, 2011 or 2010.

        Other Postretirement Benefits.    ATK's other PRB obligations were 33% and 29% pre-funded as of March 31, 2011 and 2010, respectively.

        Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 37% and 34% of the assets were held in the 401(h) account as of March 31, 2011 and 2010, respectively. The remaining assets are in fixed income investments. ATK's investment objective for the other PRB plan assets is the preservation and safety of capital.

Contributions

        ATK made qualified pension plan trust prepayment contributions of $7,600 in March 2011 (fiscal 2011) and $61,600 in April 2011(fiscal 2012). ATK is not required to make additional contributions to its qualified pension plan in fiscal 2012 but expects to distribute approximately $5,016 directly to retirees under its supplemental executive retirement plans, and contribute approximately $14,024 to its other postretirement benefit plans in fiscal 2012.

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

	Pension Benefits	Other Postretirement Benefits
2012	$151,033	$15,853
2013	151,794	15,456
2014	158,383	15,107
2015	164,664	14,620
2016	170,747	14,122
2017 through 2021	1,008,541	63,260

Termination

        In the event ATK terminates any of the plans under conditions in which the plan's assets exceed that plan's obligations, U.S. Government regulations require that a fair allocation of any of the plan's assets based on plan contributions that were reimbursed under U.S. Government contracts will be returned to the U.S. Government.

Defined Contribution Plan

        ATK also sponsors a defined contribution plan. Participation in this plan is available to substantially all employees. The defined contribution plan is a 401(k) plan to which employees may contribute up to 50% of their pay (highly compensated employees are subject to limitations). Employee contributions are invested, at the employees' direction, among a variety of investment alternatives including an ATK common stock fund. Participants may transfer amounts into and out of the investment alternatives at any time. Effective January 1, 2004, the ATK matching contribution and non-elective contribution to this plan depends on a participant's years of service, pension plan participation, and certain other factors. Participants receive:

  •
  a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 2% of the participant's contributed pay, or

  •
  a matching contribution of 50% of the first 6% of the participant's contributed pay,

  •
  an automatic enrollment of a 6% pre-tax contribution rate (of which the participant can either change or opt out) along with a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 3% of the participant's contributed pay (subject to one year vesting) and a non-elective contribution based on recognized compensation and age and service (subject to three year vesting), or

  •
  a non-elective contribution based on the recognized compensation, age, and service (subject to three year vesting), or

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

  •
  no matching contribution.

        ATK's contributions to the plan were $36,479 in fiscal 2011, $36,009 in fiscal 2010, and $33,745 in fiscal 2009.

        As of March 31, 2011, ATK had more than 15,000 employees. Approximately 10% of these employees were covered by collective bargaining agreements. The majority of represented employees work at three locations. Two of the major collective bargaining agreements have terms that expire in calendar 2011 and will be renegotiated during calendar 2011, and three others expire in calendar 2012.

11. Income Taxes

        Income before income taxes and noncontrolling interest is as follows:

	Years Ended March 31
	2011	2010	2009
Current:
US	$436,026	$433,428	$298,049
Non-US	2,648	1,989	—

Income before income taxes and noncontrolling interest	$438,674	$435,417	$298,049

        ATK's income tax provision consists of:

	Years Ended March 31
	2011	2010	2009
Current:
Federal	$95,840	$152,421	$51,240
State	6,054	7,390	1,425
Non-US	51	—	—
Deferred:
Federal	25,486	(7,662)	95,051
State	(2,468)	4,324	9,380
Non-US	—	—	—

Income tax provision	$124,963	$156,473	$157,096

        The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted on December 17, 2010. This law retroactively extended the federal R&D tax credit from January 1, 2010 through December 31, 2011. The impact of this extension was included in the tax rate for fiscal 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Income Taxes (Continued)

        The items responsible for the differences between the federal statutory rate and ATK's effective rate are as follows:

	Years Ended March 31
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	2.0%	2.4%	4.5%
Goodwill impairment	—%	—%	12.7%
Domestic manufacturing deduction	(2.2)%	(1.8)%	(1.3)%
Research and development credit	(0.9)%	(0.6)%	(0.9)%
Change in prior year contingent tax liabilities	(4.1)%	0.5%	—%
Impact of non-US operations	(0.2)%	—%	—%
Other	(1.0)%	0.2%	0.8%
Change in valuation allowance	(0.1)%	0.2%	1.9%

Income tax provision	28.5%	35.9%	52.7%

        Deferred Income Taxes—Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated financial statements of financial position as current or noncurrent assets or liabilities based upon the classification of the related assets and liabilities or, if there is no corresponding balance on the balance sheet, the expected period for reversal. As of March 31, 2011 and 2010 the components of deferred tax assets and liabilities were as follows:

	Years Ended March 31
	2011	2010
Deferred tax assets	$785,786	$948,548
Deferred tax liabilities	(615,303)	(732,813)
Valuation allowance	(4,121)	(7,483)

Net deferred tax assets	$166,362	$208,252

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Income Taxes (Continued)

        As of March 31, 2011 and 2010, the deferred tax assets and liabilities resulted from temporary differences related to the following:

	March 31
	2011	2010
Other comprehensive income provision	$489,423	$514,162
Postretirement benefit obligations	51,069	57,745
Accruals for employee benefits	44,242	49,906
Other reserves	31,638	31,313
Inventory	13,130	19,088
State carryforwards	12,609	9,836
Other	11,798	1,708
Pension	(275,360)	(298,150)
Property, plant, and equipment	(82,164)	(56,094)
Intangible assets	(63,939)	(57,735)
Debt-related	(61,963)	(56,044)
Valuation allowance	(4,121)	(7,483)

Net deferred income tax asset	$166,362	$208,252

        ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The valuation allowance of $4,121 at March 31, 2011 relates to capital loss carryovers and certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance was decreased by $4,010 during fiscal 2011 primarily related to expiration of capital loss carryforwards, expiration of state credit carryforwards, and changes to prior year capital loss carryforwards. The amount was increased by $648 related to the recognition of current year capital losses and a change in the amount of state carryforward benefits expected to be utilized before expiration.

        The deferred tax assets include $7,390 related to state tax credit carryforwards and $5,219 for state net operating loss carryforwards. These carryforwards expire as follows: $1,084 through fiscal 2015, $1,174 in fiscal 2016 through fiscal 2020, $5,136 in fiscal 2021 through fiscal 2025, and $4,019 in fiscal 2026 through 2030, and $149 in fiscal 2031 through 2035. The remaining $941 as well as alternative minimum tax credits of $106 can be carried forward indefinitely. Additionally the deferred tax assets include $2,329 of capital loss carryforwards which expire through 2016.

        ATK has provided for U.S. deferred income taxes in the amount of $696 on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. However, ATK has not provided for U.S. deferred income taxes or foreign withholding tax on undistributed earnings of $2,648 from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested or to be distributable only when it is tax efficient to do so. It is not practicable to estimate the amount of tax that may be payable upon distribution.

        Income taxes paid, net of refunds, totaled $141,488 in fiscal 2011, $100,657 in fiscal 2010, and $118,760 in fiscal 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Income Taxes (Continued)

        Unrecognized Tax Benefits—Unrecognized tax benefits consist of the carrying value of ATK's recorded uncertain tax positions as well as the potential tax benefits that could result from other tax positions that have not been recognized in the financial statements under current authoritative guidance. At March 31, 2011, and 2010, unrecognized tax benefits that have not been recognized in the financial statements amounted to $31,855 and $42,627, respectively, of which $25,206 and $33,695, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $640 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings up to $433 based on current estimates.

        ATK has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended March 31, 2011	Year Ended March 31, 2010	Year Ended March 31, 2009
Unrecognized Tax Benefits—beginning of period	$37,191	$22,603	$17,361
Gross increases—tax positions in prior periods	733	8,753	3,223
Gross decreases—tax positions in prior periods	(16,801)	(160)	(521)
Gross increases—current-period tax positions	9,621	6,587	3,451
Settlements	(973)	—	—
Lapse of statute of limitations	(239)	(592)	(911)

Unrecognized Tax Benefits—end of period	$29,532	$37,191	$22,603

        ATK reports income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2011 and 2010, $1,639 and $4,749 of income tax-related interest and $683 and $687 of penalties were included in accrued income taxes, respectively.

        On July 13, 2010, ATK settled the examination of the fiscal 2007 and 2008 tax returns with the Internal Revenue Service ("IRS"). This settlement resulted in the recognition of $22,289 of tax benefits in the second quarter of fiscal 2011. This benefit includes the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.

        ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service has completed the audits of ATK through fiscal 2008. We believe appropriate provisions for all outstanding issues have been made for all open years in all jurisdictions.

12. Commitments

        ATK leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $80,391 in fiscal 2011, $71,486 in fiscal 2010, and $68,086 in fiscal 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

12. Commitments (Continued)

        The following table summarizes ATK's contractual obligations and commercial commitments as of March 31, 2011:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Long-term debt	$1,639,453	$320,000	$70,000	$279,453	$970,000
Interest on debt(1)	487,142	71,964	134,195	126,584	154,399
Operating leases	464,203	69,594	117,465	102,993	174,151
Environmental remediation costs, net	25,531	446	2,632	4,813	17,640
Pension and other PRB plan contributions	1,041,998	82,469	357,468	355,254	246,807

Total contractual obligations	$3,658,327	$544,473	$681,760	$869,097	$1,562,997

		Commitment Expiration by period
	Total	Within 1 year	1 - 3 years	3 - 5 years
Other commercial commitments:
Letters of credit	$187,545	$154,717	$31,715	$1,113

(1)
Includes interest on variable rate debt calculated based on interest rates at March 31, 2011. Variable rate debt was approximately 24% of ATK's total debt at March 31, 2011.

        The total liability for uncertain tax positions at March 31, 2011 was approximately $31,855 (see Note 11). None of this amount is expected to be paid within 12 months and is therefore classified within other long-term liabilities. ATK is not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.

        Pension plan contributions are an estimate of ATK's minimum funding requirements through fiscal 2021 to provide pension benefits for employees based on expected actuarial estimated service accruals through fiscal 2021 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

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

13. Contingencies

        Litigation.    From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK's business. ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter, to be material to its business or likely to result in a material adverse effect on its operating results, financial condition, or cash flows.

        On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. The lawsuit was initially filed under seal. ATK was first informed of the lawsuit by the United States Department of Justice ("DOJ") on March 13, 2007. Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007. On May 29, 2008, ATK filed its answer to the complaint. On January 3, 2011, the trial court issued a scheduling order setting a preliminary trial date of January 23, 2012. Fact discovery is substantially complete in the case. Expert witness discovery and pre-trial motion practice is underway.

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

        The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 2.50% and 2.75% as of March 31, 2011 and 2010, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2011		March 31, 2010
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(59,869)	$34,337	$(60,908)	$35,622
Unamortized discount	7,983	(3,862)	8,724	(4,280)

Present value amounts (payable) receivable	$(51,886)	$30,475	$(52,184)	$31,342

        Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. Of the $51,886 discounted liability as of March 31, 2011, $4,160 was recorded within other current liabilities and $47,726 was recorded within other long-term liabilities. Of the $30,475 discounted receivable, ATK recorded $3,714 within other current assets and $26,761 within other non-current assets. As of March 31, 2011, the estimated discounted range of reasonably possible costs of environmental remediation was $51,886 to $83,530.

        ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK generally assumed responsibility for environmental compliance at the facilities acquired from Hercules ("the Hercules Facilities"). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If ATK were unable to recover those environmental remediation costs under these contracts, ATK believes that these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., ("Hercules") under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties.

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

  •
  ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. ("Alcoa") in fiscal 2002. ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts. In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $29,000, ATK and Alcoa have agreed to split evenly any amounts between $29,000 and $49,000, and ATK is responsible for any payments in excess of $49,000. At this time, ATK believes that costs not recovered through U.S. Government contracts will be immaterial.

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

        At March 31, 2011, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2012	$446
Fiscal 2013	2,314
Fiscal 2014	318
Fiscal 2015	2,533
Fiscal 2016	2,280
Thereafter	17,640

Total	$25,531

        There were no material insurance recoveries related to environmental remediation during fiscal 2011, 2010, or 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Stockholders' Equity

        ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

        ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of March 31, 2011, ATK has authorized up to 2,382,360 common shares under the 2005 Stock Incentive Plan, of which 452,397 common shares are available to be granted. No new grants will be made out of the other three plans.

        There are four types of awards outstanding under ATK's stock incentive plans: performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards and TSR awards, grant of restricted stock, or exercise of stock options.

        As of March 31, 2011, there were up to 696,102 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares,

  •
  93,649 shares were earned during fiscal 2011 upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2009 through fiscal 2011 period and were distributed or deferred in May 2011;

  •
  35,523 shares were forfeited during fiscal 2011 as certain financial performance goals were not met for the fiscal 2009 through fiscal 2011 period;

  •
  up to 28,910 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2010 through fiscal 2012 period;

  •
  up to 241,736 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2011 through fiscal 2013 period; and

  •
  up to 296,284 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2012 through fiscal 2014 period.

        In May 2010, 191,481 shares were distributed or deferred based upon achievement of certain financial performance goals, including EPS, for the fiscal 2008 through fiscal 2010 period.

        As of March 31, 2011, there were up to 142,060 shares reserved for TSR awards for key employees. ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. The weighted average fair value of TSR awards granted was $40.67 and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Stockholders' Equity (Continued)

$30.56 during fiscal 2011 and 2009, respectively. There were no TSR awards granted during fiscal 2010. The weighted average assumptions used in estimating the value of the TSR award were as follows:

Fiscal 2011
Risk-free rate	1.35%
Expected volatility	27.7%
Expected dividend yield	0.7%
Expected award life	3 years
Fiscal 2009
Risk-free rate	1.17%
Expected volatility	25.8%
Expected dividend yield	0%
Expected award life	3 years

        Of the shares reserved for TSR awards for key employees,

  •
  41,290 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2010 through 2012 period,

  •
  37,684 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2011 through 2013 period, and

  •
  63,086 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2012 through 2014 period.

        Restricted stock granted to non-employee directors and certain key employees totaled 84,969 shares in fiscal 2011, 31,523 shares in 2010, and 67,526 shares in fiscal 2009. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK's common stock as of the grant date.

        Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK's common stock on the date of grant, and generally vest from one to three years from the date of grant. Since fiscal 2004, options are generally granted with a seven-year term; most grants prior to that had a ten-year term.

        The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK's stock over the past five years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. No options were granted during fiscal 2011 or 2010. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Stockholders' Equity (Continued)

weighted average fair value of options granted was $24.83 during fiscal 2009. The following weighted average assumptions were used for grants:

Year ended March 31, 2009
Risk-free rate	2.96%
Expected volatility	19.11%
Expected dividend yield	0%
Expected option life	5 years

        Total pre-tax stock-based compensation expense of $9,740, $16,664, and $18,952 was recognized during fiscal 2011, 2010, and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $3,748, $6,461, and $7,514 during fiscal 2011, 2010, and 2009, respectively.

        A summary of ATK's stock option activity is as follows:

	Year Ended March 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in 000s)
Outstanding at beginning of period	865,373	$60.56
Granted	—	—
Exercised	(251,406)	54.97
Forfeited/expired	(7,045)	62.32
Outstanding at end of period	606,922	$62.85	1.2	$11.29
Options exercisable at end of period	601,922	$62.50	1.2	$11.38

        The total intrinsic value of options exercised was $5,064, $6,275, and $6,379 during fiscal 2011, 2010, and 2009, respectively. Total cash received from options exercised was $13,819, $8,381, and $7,413 during fiscal 2011, 2010, and 2009, respectively.

        A summary of ATK's performance share award, TSR award, and restricted stock award activity is as follows:

	Year Ended March 31, 2011
	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 1, 2010	353,480	$80.71
Granted	723,759	70.43
Canceled/forfeited	(94,599)	84.30
Vested	(128,116)	96.30

Nonvested at March 31, 2011	854,524	$78.85

        As of March 31, 2011, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $7,093 and is expected to be realized over a weighted average period of 1.5 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Stockholders' Equity (Continued)

Share Repurchases

        On August 5, 2008, ATK's Board of Directors authorized the repurchase of up to an additional 5,000,000 shares. The Board has determined that the repurchase program will serve primarily to offset dilution from the Company's employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board. During fiscal 2009, ATK repurchased 299,956 shares for $31,609. ATK did not repurchase any shares during fiscal 2011 or 2010. As of March 31, 2011, there were 4,700,044 remaining shares authorized to be repurchased.

        Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.75% Senior Subordinated Notes and 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2011, this limit was approximately $655,000. As of March 31, 2011, the New Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which among other items, would allow payments for future share repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010.

15. Operating Segment Information

        ATK operates its business structure within four operating groups. These operating segments are defined based on the reporting and review process used by ATK's chief executive officer and other management. The operating structure aligns ATK's capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability. As of March 31, 2011, ATK's four operating groups are:

  •
  Aerospace Systems, which generated 30% of ATK's external sales in fiscal 2011, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets. Other products include ordnance, such as decoy and illuminating flares.

  •
  Armament Systems, which generated 37% of ATK's external sales in fiscal 2011, develops and produces military small-, medium-, and large- caliber ammunition, precision munitions, gun systems, and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, Mo and Radford, VA.

  •
  Missile Products, which generated 14% of ATK's external sales in fiscal 2011, operates across the following market areas: strike weapons, tactical propulsion, inspace propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

  •
  Security and Sporting, which generated 19% of ATK's external sales in fiscal 2011, develops and produces commercial products and tactical systems and equipment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

15. Operating Segment Information (Continued)

        ATK derives the majority of its sales from contracts with, and prime contractors to, the U.S. Government. ATK's U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government Sales	Percent of sales
2011	$3,281,035	68%
2010	3,333,425	69%
2009	3,486,456	76%

        The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 15%, 13%, and 12% of total fiscal 2011, fiscal 2010, and fiscal 2009 sales, respectively. No other single contract contributed more than 10% of ATK's sales in fiscal 2011, 2010, or 2009.

        No single commercial customer accounted for 10% or more of ATK's total sales during fiscal 2011, 2010, or 2009.

        ATK's foreign sales to customers were $694,537 in fiscal 2011, $631,978 in fiscal 2010, and $385,829 in fiscal 2009. Approximately 22% of these sales were in Aerospace Systems, 50% were in Armament Systems, 11% were in Missile Products, and 17% were in Security and Sporting. Sales to no individual country outside the United States accounted for more than 4% of ATK's sales in fiscal 2011. Substantially all of ATK's assets are held in the United States.

        The following summarizes ATK's results by segment:

	Year Ended March 31, 2011
	Aerospace Systems	Armament Systems	Missile Products	Security and Sporting	Corporate	Total
Sales:
External customers	$1,432,678	$1,806,339	$673,694	$929,553	$—	$4,842,264
Intercompany	12,987	95,072	118,704	10,914	(237,677)	—

Total	1,445,665	1,901,411	792,397	940,468	(237,677)	4,842,264
Capital expenditures	64,916	14,258	23,117	25,896	2,014	130,201
Depreciation	38,507	28,451	12,714	13,642	6,727	100,041
Amortization of intangible assets	2,454	—	862	7,829	—	11,145
Income before interest, income taxes and noncontrolling interest	131,011	211,740	68,787	128,437	(14,249)	525,726
Total assets	1,400,833	568,052	524,036	742,359	1,208,565	4,443,845

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

15. Operating Segment Information (Continued)

	Year Ended March 31, 2010
	Aerospace Systems	Armament Systems	Missile Products	Security and Sporting	Corporate	Total
Sales:
External customers	$1,623,038	$1,662,583	$760,200	$761,845	$—	$4,807,666
Intercompany	20,043	99,520	155,341	3,416	(278,320)	—

Total	1,643,081	1,762,103	915,541	765,261	(278,320)	4,807,666
Capital expenditures	61,422	21,222	22,104	33,108	5,616	143,472
Depreciation	39,313	20,838	14,047	10,990	8,551	93,739
Amortization of intangible assets	1,135	—	3,822	1,134	—	6,091
Income before interest, income taxes and noncontrolling interest	145,858	168,094	58,653	107,891	31,841	512,337
Total assets	1,291,660	461,604	679,644	489,345	947,371	3,869,624

	Year Ended March 31, 2009
	Aerospace Systems	Armament Systems	Missile Products	Security and Sporting	Corporate	Total
Sales:
External customers	$1,833,655	$1,406,287	$747,309	$595,973	$—	$4,583,224
Intercompany	11,565	81,988	177,205	5,524	(276,282)	—

Total	1,845,220	1,488,275	924,514	601,497	(276,282	4,583,224
Capital expenditures	48,654	18,090	14,710	11,281	18,746	111,481
Depreciation	36,201	12,606	13,245	9,756	8,329	80,137
Amortization of intangible assets	982	—	4,634	—	—	5,616
Income before interest, income taxes and noncontrolling interest	74,612	136,420	93,107	57,910	22,408	384,457
Total assets	1,294,864	425,871	695,878	464,107	696,625	3,577,345

        During the third quarter of fiscal 2011, Aerospace Systems recognized a $25,000 reduction in sales and profit on a commercial aerospace structures program. This reduction in sales and profit resulted from increased program costs, scope changes, and new factory start-up processes.

        During fiscal 2010, ATK recorded an $11,400 noncash charge within Armament Systems related to the Company's TNT production facility and ATK's decision to procure all future TNT requirements from an off-shore vendor.

        During fiscal 2010, ATK recorded a $24,586 noncash asset impairment charge within Aerospace Systems and a $13,422 noncash asset impairment charge within Missile Products related to the Company's decision to discontinue the use of the Thiokol and MRC trade names, as discussed in Note 7.

        During fiscal 2010 ATK recognized approximately $14,000 of growth in contract costs associated with the construction of an energetics facility for the Australian Ministry of Defense. As the program moves closer to completion it has been transitioned from Aerospace Systems Group to the Armament

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

15. Operating Segment Information (Continued)

Systems Group given that ATK's core expertise in high volume energetics production lies within Armament Systems.

        During fiscal 2009, ATK recorded a non-cash goodwill impairment charge of $108,500 within Aerospace Systems, as discussed in Note 7.

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

        Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense. The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate" and were $23,390, $30,705, and $27,963 for fiscal 2011, 2010, and 2009, respectively.

16. Quarterly Financial Data (Unaudited)

        Quarterly financial data is summarized as follows:

	Fiscal 2011 Quarter Ended
	July 4	October 3	January 2	March 31
Sales	$1,202,151	$1,209,235	$1,129,290	$1,301,588
Gross profit	252,264	251,090	232,800	265,412
Net income attributable to Alliant Techsystems Inc.	74,644	97,246	70,181	71,104
Alliant Techsystems Inc.'s earnings per common share:
Basic earnings per share	2.26	2.93	2.11	2.12
Diluted earnings per share	2.24	2.91	2.09	2.10
Cash dividends per share:
Declared	—	—	0.20	—
Paid	—	—	—	0.20

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

        During the third quarter of fiscal 2011, Aerospace Systems recognized a $25,000 reduction in sales and profit on a commercial aerospace structures program. This reduction in sales and profit resulted from increased program costs, scope changes, and new factory start-up processes.

        During the fourth quarter of fiscal 2010, ATK recorded a $24,586 non-cash asset impairment charge within Aerospace Systems and a $13,422 noncash asset impairment charge within Missile Products related to the Company's decision to discontinue the use of the Thiokol and MRC trade names as discussed in Note 7.

        During the fourth quarter of fiscal 2010 ATK recorded a settlement expense of $6,287 to recognize the impact of lump sum benefit payments made in the non-qualified supplemental executive retirement plan.

17. Subsequent Events

        On May 12, 2011, ATK was notified by the U.S. Army that the Company had not been awarded a contract for the continued operation and maintenance of the RFAAP. ATK has requested a Government Accountability Office review of the RFAAP competition decision after receiving a debriefing from the United States Army. The decision to protest the award will not impact the facilities production or delivery schedules during the protest period. We cannot give any assurances that ATK will be successful with the outcome of this review. Loss of the Radford facility management contract will reduce Armament System's and ATK's sales and profit. ATK will continue to operate its New River Energetics facility located at RFAAP, which supports ATK's commercial business, international program efforts and other business not directly associated with the RFAAP contract, therefore ATK does not expect to lose all revenues associated with this division. External sales and EBIT from the RFAAP contract were approximately $233 million and $14 million, respectively, during ATK's fiscal 2011. ATK is currently under contract to operate the RFAAP through September 30, 2011, and we expect there to be some transition period that could extend beyond that date; therefore we anticipate continued Radford revenues into fiscal 2012. We are still evaluating the potential impacts of the loss of the contract, but at this time we do not anticipate any material impairment, severance, or other charges.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        ATK's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011 and have concluded that ATK's disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        During the quarter ended March 31, 2011, there was no change in ATK's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, ATK's internal control over financial reporting.

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

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, ATK designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of ATK's internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors ATK's internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that ATK's internal control over financial reporting is effective as of March 31, 2011.

        Our internal control over financial reporting as of March 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ MARK W. DEYOUNG President and Chief Executive Officer
/s/ JOHN L. SHROYER Senior Vice President and Chief Financial Officer

May 25, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

        We have audited the internal control over financial reporting of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2011 of the Company and our report dated May 25, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of new accounting standards.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
May 25, 2011

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from ATK's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K. ATK will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2011.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding ATK's directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in ATK's Proxy Statement for the 2011 Annual Meeting of Stockholders. Information regarding ATK's executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.

        Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2011 Proxy Statement.

        Information regarding ATK's code of ethics (ATK's Business Ethics Code of Conduct), which ATK has adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Business Ethics Code of Conduct in the 2011 Proxy Statement. ATK's Business Ethics Code of Conduct is available on our website at www.atk.com by selecting About Us and then Values.

        Since the date of ATK's 2010 Proxy Statement, there have been no material changes to the procedures by which security holders may recommend nominees to ATK's Board of Directors.

        Information regarding ATK's Audit Committee, including the Audit Committee's financial experts, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2011 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        Information about compensation of ATK's named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2011 Proxy Statement. Information about compensation of ATK's directors is incorporated by reference from the section entitled Director Compensation in the 2011 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2011 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2011 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information regarding transactions with related persons is incorporated by reference from the section entitled Certain Relationships and Related Transactions in the 2011 Proxy Statement.

        Information about director independence is incorporated by reference from the section entitled Corporate Governance—Director Independence in the 2011 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2011 Proxy Statement.

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

ALLIANT TECHSYSTEMS INC.
Date: May 25, 2011	By:	/s/ JOHN L. SHROYER
		Name:	John L. Shroyer
		Title:	Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ MARK W. DEYOUNG Mark W. DeYoung	President and Chief Executive Officer (principal executive officer)
/s/ JOHN L. SHROYER John L. Shroyer	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
* Roxanne J. Decyk	Director
* Martin C. Faga	Director
* Ronald R. Fogleman	Chairman of the Board
* April H. Foley	Director
* Tig H. Krekel	Director

Signature	Title

* Douglas L. Maine	Director
* Roman Martinez IV	Director
* Mark H. Ronald	Director
* William G. Van Dyke	Director

Date: May 25, 2011	*By:	/s/ KEITH D. ROSS
		Name:	Keith D. Ross
Attorney-in-fact

ALLIANT TECHSYSTEMS INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2011
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

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
3(i).1	*	Restated Certificate of Incorporation of the Registrant, effective July 20, 1990, including Certificate of Correction effective September 21, 1990 (Exhibit 3(i).1 to Form 10-Q for the quarter ended September 28, 2008).

3(i).2	*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3(i).2 to Form 10-Q for the quarter ended September 28, 2008).

3(i).3	*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (Exhibit 3(i).3 to Form 10-Q for the quarter ended September 28, 2008).

3(i).4	*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 7, 2002 (Exhibit 3(i).4 to Form 10-Q for the quarter ended September 28, 2008).

3(i).5	*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 5, 2008 (Exhibit 3(i).5 to Form 10-Q for the quarter ended September 28, 2008).

3(ii).1	*	Bylaws of the Registrant, as Amended and Restated Effective August 1, 2006 (Exhibit 3.1 to Form 8-K dated August 1, 2006).

4.1	*	Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to the Form 10-K for the year ended March 31, 2005).

4.2.1	*	Rights Agreement, dated as of May 7, 2002, by and between the Registrant and The Bank of New York Mellon, successor to LaSalle Bank National Association, as rights agent (Exhibit 4.1 to the Form 8-A filed on May 14, 2002).

4.2.2	*	Amendment 1, dated as of November 3, 2010, to the Rights Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York Mellon, successor to LaSalle Bank National Association, as rights agent (Exhibit 4.1 to Form 8-K dated November 2, 2010).

4.3.1	*	Call Option Agreement, dated as of September 6, 2006, between the Registrant and Bank of America, N.A. (Exhibit 4.3.1 to the Form 10-K for the year ended March 31, 2007 (the "Fiscal 2007 Form 10-K")).

4.3.2	*	Warrant Agreement, dated as of September 6, 2006, between the Registrant and Bank of America, N.A. (Exhibit 4.3.2 to the Fiscal 2007 Form 10-K).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
4.4.1	*	Indenture, dated as of September 12, 2006, among the Registrant, as Issuer, the Subsidiary Guarantors identified in the Indenture (the "Subsidiary Guarantors") and The Bank of New York Trust Company, N.A., as Trustee, relating to 2.75% Convertible Senior Subordinated Notes due 2011 (including form of Convertible Senior Subordinated Note) (Exhibit 4.1 to Form 8-K dated September 6, 2006).

4.4.2	*	Registration Rights Agreement, dated as of September 12, 2006, among the Registrant, the Subsidiary Guarantors and Banc of America Securities LLC, as Representative of the Initial Purchasers under the Purchase Agreement (Exhibit 4.2 to Form 8-K dated September 6, 2006).

4.5.1	*	Indenture, dated as of March 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A., as trustee, relating to 6.75% Senior Subordinated Notes due 2016 (Exhibit 4.9 to the Registration Statement on Form S-3ASR dated March 2, 2006).

4.5.2	*	First Supplemental Indenture, dated as of March 15, 2006, among the Registrant, its subsidiaries and The Bank of New York Trust Company, N.A., relating to 6.75% Senior Subordinated Notes due 2016 (Exhibit 4.12 to Form 8-K dated March 16, 2006).

4.5.3	*	Global Security representing the 6.75% Senior Subordinated Notes due 2016, dated March 15, 2006 (Exhibit 4.13 to Form 8-K dated March 16, 2006).

4.5.4	*	Second Supplemental Indenture, dated as of September 13, 2010, among the Registrant, as issuer, certain subsidiaries of the Registrant, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.875% Senior Subordinated Notes due 2020 (Exhibit 4.1 to Form 8-K dated September 8, 2010).

4.6.1	*	Indenture dated as of August 13, 2004 among the Registrant, as Issuer, the Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee, relating to 3.00% Convertible Senior Subordinated Notes due 2024 (Exhibit 4.1 to Form 10-Q for the quarter ended October 3, 2004).

4.6.2	*	First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of August 13, 2004 among the Registrant, as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee (Exhibit 4.2 to Form 10-Q for the quarter ended October 3, 2004).

10.1.1	*	Amended and Restated Credit Agreement, dated as of March 29, 2007, among the Registrant; the Lenders named therein; Bank of America, N.A., as Administrative Agent; Calyon, New York Branch, as Syndication Agent; Royal Bank of Scotland and U.S. Bank National Association, as Co-Documentation Agents; Banc of America Securities LLC (BAS) and Calyon, New York Branch, as Joint Lead Arrangers; and BAS, as Sole Bookrunning Manager (Exhibit 10.1 to Form 10-Q for the quarter ended July 5, 2009).

10.1.2	*	Second Amended and Restated Credit Agreement, dated as of October 7, 2010, among the Registrant as the Borrower; the Lenders named therein; Bank of America, N.A., as Administrative Agent; The Royal Bank of Scotland plc, U.S. Bank National Association, Wells Fargo Bank, National Association, and SunTrust Bank as Co-Syndication Agents; Banc of America Securities LLC, RBS Securities Inc., U.S. Bank National Association, Wells Fargo Securities, LLC, and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers; and Banc of America Securities LLC, as Sole Bookrunning Manager (Exhibit 10.1 to Form 8-K dated October 7, 2010).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
10.2	*	Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).

10.3	*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).

10.4.1	*	Environmental Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (Exhibit 10.2.1 to the Form 10-K for the year ended March 31, 2003 (the "Fiscal 2003 Form 10-K")).

10.4.2	*	Amendment to Environmental Agreement, dated March 15, 1995 (Exhibit 10.2.2 to the Fiscal 2003 Form 10-K).

10.5	*	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1, filed September 17, 1990, to the Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990).

10.6	*#	Description of non-employee Directors' cash and equity compensation ("Director Compensation—Summary Compensation Information" on page 22 of Schedule 14A filed on June 17, 2010).

10.7	*#	Non-Employee Director Restricted Stock Award and Stock Deferral Program (as amended and restated October 30, 2007) Under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated October 29, 2007).

10.8	*#	Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated as of October 30, 2007 (Exhibit 10.3 to Form 8-K dated October 29, 2007).

10.9	*#	Deferred Fee Plan for Non-Employee Directors, as amended and restated October 30, 2007 (Exhibit 10.2 to Form 8-K dated October 29, 2007).

10.10	*#	Description of compensation arrangement for Mark W. DeYoung, the Registrant's Chief Executive Officer (Item 5.02 of Form 8-K dated February 2, 2010).

10.11	*#	Description of compensation arrangements for John L. Shroyer, the Registrant's interim Chief Executive Officer, and for an independent non-executive Chairman of the Board of the Registrant (Item 5.02 of Form 8-K dated December 17, 2009).

10.12	*#	Alliant Techsystems Inc. Executive Officer Incentive Plan (Exhibit 10.1 to Form 8-K dated August 1, 2006).

10.13.1	*#	Alliant Techsystems Inc. 2005 Stock Incentive Plan As Amended and Restated Effective August 4, 2009 (Exhibit 10.1 to Form 8-K dated August 4, 2009).

10.13.2	*#	Form of Non-Qualified Stock Option Agreement (Cliff Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.2 to the Form 10-K for the year ended March 31, 2006 (the "Fiscal 2006 Form 10-K")).

10.13.3	*#	Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.3 to the Fiscal 2006 Form 10-K).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
10.13.4	*#	Form of Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2009-2011 Performance Period (Exhibit 10.14.9 to the Form 10-K for the year ended March 31, 2008).

10.13.5	*#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2010-2012 Performance Period (Exhibit 10.14.8 to the Form 10-K for the year ended March 31, 2009 (the "Fiscal 2009 Form 10-K")).

10.13.6	*#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2011-2013 Performance Period (Exhibit 10.3 to the Form 10-Q for the quarter ended July 4, 2010).

10.13.7	#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2012-2014 Performance Period.

10.13.8	*#	Form of Relative Stockholder Return Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2010-2012 Performance Period (Exhibit 10.14.9 to the Fiscal 2009 Form 10-K).

10.13.9	*#	Form of Relative Stockholder Return Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2011-2013 Performance Period (Exhibit 10.4 to the Form 10-Q for the quarter ended July 4, 2010).

10.13.10	#	Form of Relative Stockholder Return Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2012-2014 Performance Period.

10.13.11	*#	Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.7 to the Fiscal 2006 Form 10-K).

10.14.1	*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.16.1 to the Fiscal 2007 Form 10-K).

10.14.2	*#	Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Form 10-K for the year ended March 31, 2002 (the "Fiscal 2002 Form 10-K")).

10.14.3	*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).

10.14.4	*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Fiscal 2004 Form 10-K).

10.14.5	*#	Amendment No. 4 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.3 to Form 8-K dated January 30, 2007).

10.14.6	*#	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.1 to Form 8-K dated February 4, 2005).

10.15.1	*#	First Amendment and Restatement of 2000 Stock Incentive Plan effective January 23, 2001 (Exhibit 10.25.1 to the Fiscal 2002 Form 10-K).

10.15.2	*#	Amendment 1 to First Amendment and Restatement of 2000 Stock Incentive Plan effective April 24, 2001 (Exhibit 10.25.2 to the Fiscal 2002 Form 10-K).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
10.15.3	*#	Amendment 2 to First Amendment and Restatement of 2000 Stock Incentive Plan effective January 21, 2002 (Exhibit 10.25.3 to the Fiscal 2002 Form 10-K).

10.15.4	*#	Amendment 3 to First Amendment and Restatement of Alliant Techsystems Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 10-Q for the quarter ended October 3, 2004).

10.15.5	*#	Amendment 4 to First Amendment and Restatement of Alliant Techsystems Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 8-K dated January 30, 2007).

10.16.1	*#	Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated October 29, 2007 (Exhibit 10.6 to Form 8-K dated October 29, 2007).

10.16.2	*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).

10.17	*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective October 29, 2007 (Exhibit 10.7 to Form 8-K dated October 29, 2007).

10.18.1	*#	Alliant Techsystems Inc. Supplemental Executive Retirement Plan, as Amended and Restated October 29, 2007 (Exhibit 10.4 to Form 8-K dated October 29, 2007).

10.18.2	*#	Schedule 1, Updated as of January 13, 2009, to Alliant Techsystems, Inc. Supplemental Executive Retirement Plan (Exhibit 10.19.2 to the Fiscal 2009 Form 10-K).

10.19.1	*#	Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, Amended and Restated October 29, 2007 (Exhibit 10.5 to Form 8-K dated October 29, 2007).

10.19.2	*#	Amendment to the Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan (Exhibit 10.1 to Form 8-K dated January 28, 2008).

10.20	*#	Alliant Techsystems Inc. Income Security Plan, As Amended and Restated, Effective May 3, 2010 (Exhibit 10.1 to Form 8-K dated May 3, 2010).

10.21.1	*#	Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Form 10-K for the fiscal year ended March 31, 1998 (the "Fiscal 1998 Form 10-K")).

10.21.2	*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).

10.22.1	*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to the Fiscal 1998 Form 10-K).

10.22.2	*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to the Fiscal 1998 Form 10-K).

10.22.3	*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to the Fiscal 1998 Form 10-K).
12		Computation of Ratio of Earnings to Fixed Charges.
14		The Registrant's Business Ethics Code of Conduct.
21		Subsidiaries of the Registrant as of March 31, 2011.
23		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney.
31.1		Certification of Chief Executive Officer.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.