Form 10-Q
period 2011-07-03
ALLIANT TECHSYSTEMS INC
filed 2011-08-05
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

As of July 31, 2011, 32,948,314 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

	QUARTERS ENDED
(In thousands except per share data)	July 3, 2011	July 4, 2010
Sales	$1,075,255	$1,202,151
Cost of sales	830,031	949,887
Gross profit	245,224	252,264
Operating expenses:
Research and development	12,202	13,888
Selling	39,426	40,361
General and administrative	63,056	64,962
Income before interest, income taxes, and noncontrolling interest	130,540	133,053
Interest expense	(26,452)	(17,699)
Interest income	152	70
Income before income taxes and noncontrolling interest	104,240	115,424
Income tax provision	32,546	40,647
Net income	71,694	74,777
Less net income attributable to noncontrolling interest	176	133
Net income attributable to Alliant Techsystems Inc.	$71,518	$74,644

Alliant Techsystems Inc.’s earnings per common share:
Basic	$2.15	$2.26
Diluted	2.13	2.24

Alliant Techsystems Inc.’s weighted-average number of common shares outstanding:
Basic	33,302	33,001
Diluted	33,578	33,330

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Amounts in thousands except share data)	July 3, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$405,985	$702,274
Net receivables	1,007,074	945,611
Net inventories	315,359	242,028
Income tax receivable	—	22,228
Deferred income tax assets	60,889	65,843
Other current assets	67,091	81,249
Total current assets	1,856,398	2,059,233
Net property, plant, and equipment	594,192	587,749
Goodwill	1,251,536	1,251,536
Deferred income tax assets	105,869	100,519
Deferred charges and other non-current assets	483,449	444,808
Total assets	$4,291,444	$4,443,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$269,573	$320,000
Accounts payable	222,040	292,281
Contract advances and allowances	109,159	121,927
Accrued compensation	112,634	135,442
Accrued income taxes	8,156	—
Other accrued liabilities	219,810	193,836
Total current liabilities	941,372	1,063,486
Long-term debt	1,289,708	1,289,709
Postretirement and postemployment benefits liabilities	123,504	126,012
Accrued pension liability	618,715	671,356
Other long-term liabilities	124,936	127,160
Total liabilities	3,098,235	3,277,723
Commitments and contingencies (Note 17)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—32,948,214 shares at July 3, 2011 and 33,519,072 shares at March 31, 2011	330	335
Additional paid-in-capital	552,252	559,279
Retained earnings	2,070,432	2,005,651
Accumulated other comprehensive loss	(781,365)	(787,077)
Common stock in treasury, at cost— 8,607,235 shares held at July 3, 2011 and 8,036,377 shares held at March 31, 2011	(657,980)	(621,430)
Total Alliant Techsystems Inc. stockholders’ equity	1,183,669	1,156,758
Noncontrolling interest	9,540	9,364
Total stockholders’ equity	1,193,209	1,166,122
Total liabilities and stockholders’ equity	$4,291,444	$4,443,845

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED
(In thousands)	July 3, 2011	July 4, 2010
Operating activities
Net income	$71,694	$74,777
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	23,474	24,092
Amortization of intangible assets	2,784	2,789
Amortization of debt discount	4,999	4,211
Amortization of deferred financing costs	1,432	710
Deferred income taxes	(3,942)	566
(Gain) loss on disposal of property	(5,215)	1,352
Share-based plans expense	3,344	2,418
Excess tax benefits from share-based plans	(23)	(53)
Changes in assets and liabilities:
Net receivables	(100,701)	(162,009)
Net inventories	(73,331)	(20,619)
Accounts payable	(59,829)	(38,026)
Contract advances and allowances	(12,768)	27,728
Accrued compensation	(29,182)	(69,096)
Accrued income taxes	35,659	24,987
Pension and other postretirement benefits	(32,612)	11,820
Other assets and liabilities	22,738	22,529
Cash used for operating activities	(151,479)	(91,824)
Investing activities
Capital expenditures	(41,564)	(34,991)
Acquisition of business (Note 4)	—	(172,251)
Proceeds from the disposition of property, plant, and equipment	6,364	23
Cash used for investing activities	(35,200)	(207,219)
Financing activities
Payments made on bank debt	(5,000)	(3,437)
Payments made to extinguish debt	(50,427)	—
Purchase of treasury shares	(49,991)	—
Dividends paid	(6,737)	—
Proceeds from employee stock compensation plans	2,522	521
Excess tax benefits from share-based plans	23	53
Cash used for financing activities	(109,610)	(2,863)
Decrease in cash and cash equivalents	(296,289)	(301,906)
Cash and cash equivalents - beginning of period	702,274	393,893
Cash and cash equivalents - end of period	$405,985	$91,987

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$3,707	$1,166

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Amounts in thousands except share	Common Stock $.01 Par Value		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total
data)	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
For the three months ended July 3, 2011:
Balance at March 31, 2011	33,519,072	$335	$559,279	$2,005,651	$(787,077)	$(621,430)	$9,364	$1,166,122
Comprehensive income:
Net income		—	—	71,518	—	—	176	71,694
Other comprehensive income (see Note 8):
Adjustments, net		—	—	—	5,712	—	—	5,712
Comprehensive income								77,406
Exercise of stock options	42,358	—	(753)	—	—	3,275	—	2,522
Restricted stock grants	72,900	—	(6,035)	—	—	6,035	—	—
Share-based compensation	—	—	3,344	—	—	—	—	3,344
Treasury stock purchased	(742,000)	—	—	—	—	(49,991)	—	(49,991)
Performance shares issued net of treasury stock withheld	58,388	—	(6,964)	—	—	4,665	—	(2,299)
Tax benefit related to share based plans and other	—	—	3,012	—	—	—	—	3,012
Dividends paid	—	—	—	(6,737)	—	—	—	(6,737)
Employee benefit plans and other	(2,504)	(5)	369	—	—	(534)	—	(170)
Balance at July 3, 2011	32,948,214	$330	$552,252	$2,070,432	$(781,365)	$(657,980)	$9,540	$1,193,209

For the three months ended July 4, 2010:
Balance at March 31, 2010	33,047,018	$330	$578,046	$1,699,176	$(821,086)	$(657,872)	$8,828	$807,422
Comprehensive income:
Net income		—	—	74,644	—	—	133	74,777
Other comprehensive income (see Note 8):
Adjustments, net		—	—	—	(15,897)	—	—	(15,897)
Comprehensive income								58,880
Exercise of stock options	11,413	—	(245)	—	—	766	—	521
Restricted stock grants	61,675	—	(4,769)	—	—	4,769	—	—
Share-based compensation	—	—	2,418	—	—	—	—	2,418
Performance shares issued net of treasury stock withheld	108,358	—	(13,118)	—	—	8,309	—	(4,809)
Tax benefit related to share based plans and other	—	—	7,169	—	—	—	—	7,169
Employee benefit plans and other	(2,828)	2	(2)	—	—	(206)	—	(206)
Balance at July 4, 2010	33,225,636	$332	$569,499	$1,773,820	$(836,983)	$(644,234)	$8,961	$871,395

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended July 3, 2011

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“fiscal 2011”).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of July 3, 2011, and its results of operations and cash flows for the quarters ended July 3, 2011 and July 4, 2010.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its fiscal 2011 Annual Report on Form 10-K.

2.     New Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”).  ASU 2011-04 clarifies the application of existing fair value measurement requirements including: (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio, and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011 (the fourth quarter of ATK’s fiscal 2012). ATK does not believe the adoption of this ASU will have a material impact on its financial statements.

On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”).  This update revises the manner in which entities must present comprehensive income in their financial statements.  ASU 2011-05 gives entities the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in either of the following ways: (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and interim periods within those years (ATK’s fiscal 2013).  ATK does not believe the adoption of this ASU will have a material impact on its financial statements.

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

The following tables set forth by level within the fair value hierarchy ATK’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of July 3, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$10,021	$—
Derivatives	—	35,987	—

Liabilities
Derivatives	$—	$—	$—

	As of March 31, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$9,470	$—
Derivatives	—	49,407	—

Liabilities
Derivatives	$—	$—	$—

The following table presents ATK’s assets and liabilities that are not measured at fair value on a recurring basis.  The carrying values and estimated fair values were as follows:

	As of July 3, 2011		As of March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,174,281	$1,247,097	$1,219,709	$1,303,466
Variable rate debt	385,000	381,150	390,000	386,100

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

On April 9, 2010, ATK acquired Blackhawk Industries Products Group Unlimited, LLC (“Blackhawk”) for a purchase price of $172,251.  Blackhawk is a manufacturer of high quality tactical gear.  ATK believes that the acquisition provides ATK with a strong tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative tactical accessories which will strengthen ATK’s position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets.   Blackhawk employs approximately 300 employees and is included in the Security and Sporting group.  The purchase price allocation was completed in fiscal 2011.  Most of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Blackhawk are included in ATK’s consolidated financial statements at the date of acquisition.  The purchase price for the acquisition was allocated to the acquired assets and liabilities based on estimated fair value.  Pro forma information on the results of operations for fiscal 2011 as if the acquisition had occurred at the beginning of fiscal 2011 is not being presented because the acquisition is not material to ATK for that purpose.

5.     Goodwill and Deferred Charges and Other Non-Current Assets

The carrying amount of goodwill by operating segment as of July 3, 2011 is as follows:

	Aerospace Systems	Armament Systems	Missile Products	Security and Sporting	Total
Balance at July 3, 2011	$676,516	$124,558	$242,389	$208,073	$1,251,536

The goodwill recorded above within Aerospace Systems is presented net of $108,500 of accumulated impairment losses.

Deferred charges and other non-current assets consist of the following:

	July 3, 2011	March 31, 2011
Gross debt issuance costs	$33,611	$34,823
Less accumulated amortization	(12,267)	(12,047)
Net debt issuance costs	21,344	22,776
Other intangible assets	129,066	131,850
Long term receivables	228,173	188,935
Environmental remediation receivable	28,064	26,761
Commodity forward contracts	10,169	12,619
Other non-current assets	66,633	61,867
Total deferred charges and other non-current assets	$483,449	$444,808

The long term receivables represent unbilled receivables on long term commercial aerospace contracts and other programs that ATK does not expect to collect within the next fiscal year.

Included in deferred charges and other non-current assets in the table above is $38,998 of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite and amortizing assets as follows:

	July 3, 2011			March 31, 2011
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	$66,060	$(5,710)	$60,350	$66,060	$(4,592)	$61,468
Technology	17,400	(3,012)	14,388	17,400	(2,410)	14,990
Customer relationships and other	34,185	(18,855)	15,330	34,185	(17,791)	16,394
Total	$117,645	$(27,577)	$90,068	$117,645	$(24,793)	$92,852

The assets identified in the table above are being amortized over their estimated useful lives over a weighted average remaining period of approximately 11.0 years. Amortization expense for the quarters ended July 3, 2011 and July 4, 2010 was $2,784 and $2,789, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2012	$8,292
Fiscal 2013	11,077
Fiscal 2014	10,210
Fiscal 2015	9,260
Fiscal 2016	7,829
Thereafter	43,400
Total	$90,068

6.     Earnings Per Share Data

Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 11) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarter ended July 3, 2011 and July 4, 2010, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended
	July 3, 2011	July 4, 2010
Weighted-average basic shares outstanding	33,302	33,001
Dilutive effect of stock-based awards	276	329
Weighted-average diluted shares outstanding	33,578	33,330

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	5	5

As discussed further in Note 11, contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes due 2024 and 2.75% Convertible Senior Subordinated Notes due September 2011 are not included in diluted EPS for either period presented because ATK’s average stock price during these periods did not exceed the triggering price of $79.75 or $96.51, respectively.

The Warrants, as discussed in Note 11, are not included in diluted EPS as ATK’s average stock price during the quarters ended July 3, 2011 and July 4, 2010 did not exceed $116.75.

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

ATK entered into forward contracts for copper and zinc during fiscal 2011 and 2010, and for copper during fiscal 2012.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity.  Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.

ATK also entered into foreign currency forward contracts during fiscal 2011 and fiscal 2010.  These contracts were used to hedge forecasted inventory purchases and subsequent payments, or customer receivables, denominated in foreign currencies and were designated and qualified as effective cash flow hedges.  Ineffectiveness with respect to forecasted inventory purchases was calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement.

The fair value of the commodity and foreign currency forward contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated Other Comprehensive Income (Loss) in the financial statements.  The gains or losses on the commodity forward contracts are recorded in inventory as the commodities are purchased.   The gains or losses on the foreign currency forward contracts are recorded in earnings when the related inventory is sold.

As of July 3, 2011, ATK had the following outstanding commodity forward contracts in place:

Quantity Hedged (in pounds)
Copper	39,725,000
Zinc	13,400,000

The table below presents the fair value and location of ATK’s derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of the periods presented:

		Asset Derivatives		Liability Derivatives
		Fair value as of		Fair value as of
	Location	July 3, 2011	March 31, 2011	July 3, 2011	March 31, 2011
Commodity forward contracts	Other current assets	$25,818	$36,398	$—	$—
Commodity forward contracts	Deferred charges and other non-current assets	10,169	12,619	—	—
Foreign currency forward contracts	Other current assets / other accrued liabilities	—	390	—	—
Total		$35,987	$49,407	$—	$—

Due to the nature of ATK’s business, the benefits and risks associated with the commodity contracts may be passed on to the customer and not realized by ATK.

For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Quarter ended July 3, 2011
Commodity forward contracts	$35,987	Cost of Sales	$11,276	Cost of Sales	$—
Quarter ended July 4, 2010
Commodity forward contracts	$21,681	Cost of Sales	$8,960	Cost of Sales	$—
Foreign currency forward contract	(796)	Cost of Sales	—	Cost of Sales	—

All derivatives used by ATK during fiscal 2012 and 2011 were designated as and qualify to be accounted for as hedging instruments.

8.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the periods presented below were as follows:

	Quarters Ended
	July 3, 2011	July 4, 2010
Net income	$71,694	$74,777
Other comprehensive income (loss):
Pension and other postretirement benefit liabilities, net of income taxes of $(8,724) and $(7,632), respectively	13,812	12,247
Change in fair value of derivatives, net of income taxes of $5,234, and $17,733 respectively	(8,187)	(27,736)
Change in fair value of available-for-sale securities, net of income taxes of $(55) and $261 respectively	87	(408)
Total other comprehensive income (loss)	5,712	(15,897)
Comprehensive income	77,406	58,880
Comprehensive income attributable to noncontrolling interest	176	133
Comprehensive income attributable to Alliant Techsystems Inc.	$77,230	$58,747

The components of accumulated OCI, net of income taxes, are as follows:

	July 3, 2011	March 31, 2011
Derivatives	$21,913	$30,099
Pension and other postretirement benefit liabilities	(804,605)	(818,416)
Available-for-sale securities	1,327	1,240
Total accumulated other comprehensive loss	$(781,365)	$(787,077)

The pre-tax activity in OCI related to the forward contracts discussed in Note 7 was as follows:

	Quarters Ended
	July 3, 2011	July 4, 2010
Beginning of period unrealized gain in accumulated OCI	$49,407	$65,582
Net increase in fair value of derivatives	(2,144)	(35,737)
Net gains reclassified from OCI, offsetting the price paid to suppliers	(11,276)	(8,960)
End of period unrealized gain in accumulated OCI	$35,987	$20,885

There was no ineffectiveness recognized in earnings for these contracts during fiscal 2012 or 2011.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

9.     Inventories

Inventories consist of the following:

	July 3, 2011	March 31, 2011
Raw materials	$95,343	$97,942
Work/Contracts in process	117,610	53,499
Finished goods	102,406	90,587
Net inventories	$315,359	$242,028

10.  Other Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	July 3, 2011	March 31, 2011
Employee benefits and insurance, including pension and other postretirement benefits	$68,042	$63,956
Warranty	18,284	18,076
Interest	18,583	2,103
Environmental remediation	4,812	4,160
Rebate	7,390	6,934
Deferred lease obligation	23,615	22,212
Other	79,084	76,395
Total other accrued liabilities — current	$219,810	$193,836

Environmental remediation	$49,245	$47,726
Management nonqualified deferred compensation plan	22,084	21,483
Non-current portion of accrued income tax liability	30,287	28,024
Deferred lease obligation	14,448	14,448
Other	8,872	15,479
Total other long-term liabilities	$124,936	$127,160

ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.  The following is a reconciliation of the changes in ATK’s product warranty liability during fiscal 2012:

Balance at April 1, 2011	$18,076
Warranties issued	571
Payments made	(11)
Changes related to preexisting warranties	(352)
Balance at July 3, 2011	$18,284

11.  Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	July 3, 2011	March 31, 2011
Senior Credit Facility dated October 7, 2010 (1):
Term A Loan due 2015	$385,000	$390,000
Revolving Credit Facility due 2015	—	—
2.75% Convertible Senior Subordinated Notes due 2011 (2) (3)	249,573	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020 (4)	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024 (5)	199,453	199,453
Principal amount of long-term debt	1,584,026	1,639,453
Less: Unamortized discounts	24,745	29,744
Carrying amount of long-term debt	1,559,281	1,609,709
Less: current portion	269,573	320,000
Carrying amount of long-term debt, excluding current portion	$1,289,708	$1,289,709

(1)          On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement (“the Senior Credit Facility”), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015.  The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015.  Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility.  Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin.  Each margin is based on ATK’s senior secured credit ratings.  Based on ATK’s current credit rating, the current base rate margin is 1.25% and the current Eurodollar margin is 2.25%.  The weighted average interest rate for the Term A Loan was 2.44% at July 3, 2011.  ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings.  Based on ATK’s current rating, this fee is 0.35% at July 3, 2011.  As of July 3, 2011, ATK had no borrowings against its $600,000 Revolving Credit Facility and had outstanding letters of credit of $181,678, which reduced amounts available on the Revolving Credit Facility to $418,322.  ATK has had no short term borrowings under its Revolving Credit Facility since the date of issuance.  Debt issuance costs of approximately $12,800 will be amortized over the term of the Senior Credit Facility.

(2)          In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (“the 2.75% Convertible Notes due 2011”) that mature on September 15, 2011. During the quarter ended July 3, 2011, ATK purchased $50,427 aggregate principal amount from holders of the notes at market price.  As the remaining notes are due within one year, they are classified as current as of July 3, 2011.  Holders may convert these notes at a conversion rate of 10.4208 shares of ATK’s common stock per $1 principal amount (a conversion price of $95.96) during the last month prior to maturity.  ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.  Interest on these notes is payable on March 15 and September 15 of each year.  The contingently issuable shares had no impact on the number of ATK’s diluted shares outstanding during the quarters ended July 3, 2011 or July 4, 2010 because ATK’s average stock price during those periods was below the conversion price.

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

(5)          In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (“the 3.00% Convertible Notes”) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at July 3, 2011 and March 31, 2011.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share).  The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended July 3, 2011, therefore the remaining principal amount was classified as long-term.  These contingently issuable shares did not impact the number of ATK’s diluted shares outstanding during the quarters ended July 3, 2011 or July 4, 2010 because ATK’s average stock price did not exceed the conversion price during that period.

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

	July 3, 2011
	2.75% due 2011	3.00% due 2024	Total
Carrying amount of the equity component	$50,779	$56,849	$107,628
Principal amount of the liability component	249,573	199,453	449,026
Unamortized discount of liability component	2,444	22,301	24,745
Net carrying amount of liability component	247,129	177,152	424,281
Remaining amortization period of discount	3 months	158 months
Effective interest rate on liability component	6.800%	7.000%

	March 31, 2011
	2.75% due 2011	3.00% due 2024	Total
Carrying amount of the equity component	$50,779	$56,849	$107,628
Principal amount of the liability component	300,000	199,453	499,453
Unamortized discount of liability component	5,875	23,869	29,744
Net carrying amount of liability component	294,125	175,584	469,709
Remaining amortization period of discount	6 months	161 months
Effective interest rate on liability component	6.800%	7.000%

Based on ATK’s closing stock price of $72.07 on July 3, 2011, the if-converted value of these notes does not exceed the aggregate principal amount of the notes.

See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

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

Scheduled Minimum Loan Payments

As of July 3, 2011, the scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2012	$264,573
Fiscal 2013	30,000
Fiscal 2014	40,000
Fiscal 2015	239,453
Fiscal 2016	40,000
Thereafter	970,000
Total payments	$1,584,026

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 57% as of July 3, 2011 and 58% as of March 31, 2011.

Covenants and Default Provisions

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 6.875% Notes, the 2.75% Convertible Notes due 2011, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio.   Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 3, 2011, ATK was in compliance with the financial covenants.

Cash Paid for Interest on Debt

Cash paid for interest totaled $3,185 in the quarter ended July 3, 2011 and $939 during the quarter ended July 4, 2010.

12.  Employee Benefit Plans

	Pension Benefits Quarters Ended		Other Postretirement Benefits Quarters Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Components of Net Periodic Benefit Cost
Service cost	$16,177	$17,476	$19	$77
Interest cost	37,321	37,717	1,953	2,280
Expected return on plan assets	(43,897)	(44,173)	(878)	(846)
Amortization of unrecognized net loss	23,983	21,362	743	722
Amortization of unrecognized prior service cost	(95)	(97)	(2,095)	(2,107)
Net periodic benefit cost	$33,489	$32,285	$(258)	$126

Employer Contributions.  During the quarter ended July 3, 2011, ATK contributed $61,600 directly to the pension trust and $642 directly to retirees under its supplemental (nonqualified) executive retirement plan.  ATK also contributed $3,450 to its other PRB plans.  ATK anticipates making additional contributions of $4,374 directly to retirees under the nonqualified plan and $10,574 to its other PRB plans during the remainder of fiscal 2012.  ATK is not required to make any additional minimum contributions to the pension trust during the remainder of 2012.

13.  Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended July 3, 2011 and July 4, 2010 represent effective tax rates of 31.2% and 35.2%, respectively.  The decrease in the rate from the prior year quarter is primarily due to a discrete revaluation of the deferred tax assets caused by a change in state law and the extension of the federal research and development tax credit, partially offset by a lower domestic manufacturing deduction and higher state income tax expense.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2005.  As of July 3, 2011, the IRS had completed the audits of ATK through fiscal 2008.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $638 reduction of the unrecognized tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $409 based on current estimates.

14.  Stock-Based Compensation

ATK sponsors multiple stock-based incentive plans, which include the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of July 3, 2011, ATK has authorized up to 2,382,360 common shares under the 2005 Stock Incentive Plan, of which 417,237 common shares are yet available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarters ended July 3, 2011 and July 4, 2010 was $3,344 and $2,418, respectively.  The total income tax benefit recognized in the income statement for share-based compensation during the quarters ended July 3, 2011, and July 4, 2010 was $1,262 and $940, respectively.

ATK has the following types of awards outstanding under ATK’s stock incentive plans: performance awards, total stockholder return performance awards (“TSR awards”), restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance and TSR awards, grant of restricted stock, or exercise of stock options.

As of July 3, 2011, there were up to 555,241 shares reserved for performance awards for key employees.  Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares,

•                  up to 28,400 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2010 through fiscal 2012 period;

•                  up to 232,433 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2011 through fiscal 2013 period; and

•                  up to 294,408 shares will become payable only upon achievement of certain performance goals, including sales growth relative to industry peers and return on invested capital, for the fiscal 2012 through fiscal 2014 period.

In May 2011, 93,649 shares were distributed or deferred based upon achievement of certain financial performance goals, including EPS, for the fiscal 2009 through fiscal 2011 period.

As of July 3, 2011, there were up to 144,458 shares reserved for TSR awards for key employees.  ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards.  The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award.  This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK’s stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.  ATK granted 4,288 TSR shares during the quarter ended July 3, 2011.  The weighted average fair value of TSR awards granted during fiscal 2012 was $38.14.  The weighted average assumptions used in estimating the value of the TSR award during fiscal 2012 were as follows:

Assumptions
Risk-free rate	1.22%
Expected volatility	27.90%
Expected dividend yield	1.17%
Expected award life	3 years

Of the shares reserved for TSR awards for key employees,

•                  40,562 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2010 through 2012 period,

•                  36,522 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2011 through 2013 period, and

•                  67,374 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2012 through 2014 period.

Restricted stock granted to non-employee directors and certain key employees during the quarter ended July 3, 2011 totaled 78,050 shares. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  ATK granted no options during the quarter ended July 3, 2011 or during fiscal 2011.

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

On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States Department of Justice (“DOJ”) on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  On January 3, 2011, the trial court issued a scheduling order setting a preliminary trial date of January 23, 2012.  Recently, the trial court revised its schedule and moved the preliminary trial date to February 21, 2012.  Fact discovery is substantially complete in the case.  Expert witness discovery and pre-trial motion practice is underway.

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

Claim Recovery.   Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable.  At July 3, 2011, based on progress to date on certain contracts, there is approximately $81,000 included in unbilled receivables for contract claims.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.25% and 2.50% as of July 3, 2011 and March 31, 2011, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	July 3, 2011		March 31, 2011
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,401)	$36,020	$(59,869)	$34,337
Unamortized discount	7,344	(3,603)	7,983	(3,862)
Present value amounts (payable) receivable	$(54,057)	$32,417	$(51,886)	$30,475

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $54,057 discounted liability as of July 3, 2011, $4,812 was recorded within other current liabilities and $49,245 was recorded within other long-term liabilities. Of the $32,417 discounted receivable, ATK recorded $4,353 within other current assets and $28,064 within other non-current assets. As of July 3, 2011, the estimated discounted range of reasonably possible costs of environmental remediation was $54,057 to $86,728.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

16.  Share Repurchases

On August 5, 2008, ATK’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares.  The Board has determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During the quarter ended July 3, 2011, ATK repurchased 742,000 shares for $49,991.  During fiscal 2009, ATK repurchased 299,956 shares for $31,609.  As of July 3, 2011, there were 3,958,000 remaining shares authorized to be repurchased.

17.  Operating Segment Information

ATK operates its business structure within four operating groups. These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability.  Each operating segment is described below:

•                  Aerospace Systems, which generated 33% of ATK’s external sales in the quarter ended July 3, 2011, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Armament Systems, which generated 32% of ATK’s external sales in the quarter ended July 3, 2011, develops and produces military small, medium, and large caliber ammunition, precision munitions, gun systems, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

•                  Missile Products, which generated 14% of ATK’s external sales in the quarter ended July 3, 2011, operates across the following market areas: strike weapons, tactical propulsion, in-space propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

•                  Security and Sporting, which generated 21% of ATK’s external sales in the quarter ended July 3, 2011, develops and produces commercial products and tactical systems and equipment.

The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 15% and 14% of total external sales during the quarters ended July 3, 2011 and July 4, 2010, respectively.

The following table summarizes ATK’s results by operating segment:

	Quarters Ended
	July 3, 2011	July 4, 2010
Sales to external customers:
Aerospace Systems	$353,647	$369,364
Armament Systems	346,917	438,900
Missile Products	145,432	156,313
Security and Sporting	229,259	237,574
Total external sales	1,075,255	1,202,151
Intercompany sales:
Aerospace Systems	3,375	2,865
Armament Systems	36,794	29,099
Missile Products	26,066	28,079
Security and Sporting	3,900	1,545
Eliminations	(70,135)	(61,588)
Total intercompany sales	—	—
Total sales	$1,075,255	$1,202,151

Income before interest, income taxes, and noncontrolling interest:
Aerospace Systems	$42,546	$35,799
Armament Systems	47,804	49,641
Missile Products	17,081	16,524
Security and Sporting	29,320	32,976
Corporate	(6,211)	(1,887)
Total income before interest, income taxes, and noncontrolling interest	$130,540	$133,053

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

Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense.  The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments.  Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $7,645 and $5,003 for the quarters ended July 3, 2011 and July 4, 2010, respectively.

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

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  Additional information regarding these factors may be contained in ATK’s subsequent filings with the Securities and Exchange Commission, including Forms 8-K.

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

ATK has aligned its business structure into four operating groups.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability.  As of March 31, 2011, ATK’s four operating groups are:

•                  Aerospace Systems, which generated 33% of ATK’s external sales in fiscal 2011, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Armament Systems, which generated 32% of ATK’s external sales in fiscal 2011, develops and produces military small-, medium-, and large-caliber ammunition, precision munitions, gun systems, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

•                  Missile Products, which generated 14% of ATK’s external sales in fiscal 2011, operates across the following market areas: strike weapons, tactical propulsion, inspace propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

•                  Security and Sporting, which generated 21% of ATK’s external sales in fiscal 2011, develops and produces commercial products and tactical systems and equipment.

Financial Highlights and Notable Events

Certain notable events or activities affecting our fiscal 2012 financial results include the following:

Financial highlights for the quarter ended July 3, 2011

•                  Quarterly sales of $1.1 billion.

•                  Diluted earnings per share of $2.13.

•                  Orders for the quarter ending July 3, 2011 were $678 million compared to $1.0 billion in the quarter ending July 4, 2010.

•                  Total backlog was $6.2 billion at July 3, 2011 compared to $6.7 billion at March 31, 2011.

•                  Higher income before interest, income taxes, and noncontrolling interest as a percentage of sales reflects a continued focus on company-wide cost management and efficiency improvements, as well as a one-time gain related to the sale of a non-essential parcel of land within Aerospace Systems.

•                  A lower effective tax rate of 31.2% which resulted primarily from a discrete revaluation of the deferred tax assets caused by a change in state tax law during the quarter.

•                  ATK repurchased 742,000 shares of its outstanding common stock for $49,991.

•                  ATK purchased $50,427 aggregate principal amount of its 2.75% Convertible Senior Subordinated Notes due 2011 (“the 2.75% Convertible Notes due 2011”).

•                  On May 3, 2011, ATK’s Board of Directors declared a quarterly cash dividend of $0.20 per share to stockholders of record on June 6, 2011.  The dividend was paid on June 30, 2011.

Notable events for fiscal 2012

•                  On May 12, 2011, ATK was notified by the U.S. Army that the Company had not been awarded a contract for the continued operation and maintenance of the Radford U.S. Army ammunition plant (“RFAAP”).  ATK has requested a Government Accountability Office review of the RFAAP competition decision after receiving a debriefing from the United States Army. The decision to protest the award will not impact the facilities production or delivery schedules during the protest period.  We cannot give any assurances that ATK will be successful with the outcome of this review.  The decision on ATK’s protest is expected from the Government Accountability Office by September 1, 2011.  See further discussion within the Outlook section below.

•                  On July 11, 2011, John L. Shroyer, Senior Vice President and Chief Financial Officer of ATK notified ATK of his intention to resign from his position following ATK’s release of its first quarter earnings.  Effective August 8, 2011, Thomas G. Sexton will become the Company’s Vice President and Interim Chief Financial Officer.  Mr. Sexton, ATK’s current Vice President and Controller, is a 25-year veteran of ATK and has an extensive background in all aspects of both corporate and operational finance.

•                  On August 1, 2011, ATK announced that the holders of the Company’s 2.75% Convertible Notes due 2011 are entitled to convert their Notes at any time between August 15, 2011 and the close of business on September 14, 2011.  ATK will then repay any remaining aggregate principal balance upon the maturity of these Notes during the second quarter of fiscal 2012.

•                  On August 2, 2011, ATK’s Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on September 29, 2011, to stockholders of record on September 7, 2011.

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

The Administration’s fiscal year 2012 budget request for the DOD, released in February 2011, demonstrated stability in major program funding, and total Procurement and Research Development Test & Evaluation spending levels consistent with previous forecasts.  The recently enacted Budget Control Act sets a specified top-line for national security spending for fiscal years 2012 and 2013, including the DOD.  While slightly below the levels proposed in the President’s budget request, the allowance permits sustained acquisition of ammunition, weapons and gear essential for training and combat operations.  More significant reductions in future year defense funding beyond fiscal year 2013 may emerge from the deliberations of the Special Congressional Committee that will propose larger-scale budget reductions in November 2011.  Absent agreement on a comprehensive budget reduction plan, the Budget Control Act would impose significant across-the-board reductions to all federal programs, including the DOD.

The Administration’s fiscal year 2011 budget report, released on February 1, 2010, included the proposed cancellation of NASA’s Constellation space exploration program.  During fiscal 2011, ATK continued performance on the Ares I program and achieved all contractual milestones.  The President’s GFY 2012 budget released in February 2011 identified funding for the continuation of the Space Launch System using, to the maximum extent possible, existing Constellation Programs.  ATK believes that the Ares I program will be reformed and transitioned into the Space Launch System architecture, for which funding has been included in the President’s budget request and which has strong Congressional support. Congress will determine, as part of the 2012 appropriation legislative process, what the policy and funding levels for NASA will be and allocate GFY 2012 funding for the Space Launch System.  ATK’s current best estimate of fiscal 2012 sales related to the program is approximately $300-350 million.  However, if Congress significantly changes NASA’s GFY 2012 budget or accepts the proposed cancellation of the Constellation program without appropriating funds for the Space Launch System in line with our current estimates, there could be a material adverse effect on ATK’s operating results, financial condition, and cash flows, including the potential for substantial termination liability.  If the program is terminated, the Company believes that it will be reimbursed for certain amounts previously incurred by ATK, as well as amounts to be incurred by ATK, as part of that termination (e.g., severance, environmental liabilities, termination administration).  There can be no assurance that ATK will be successful in collecting reimbursement of any termination liability costs.

In fiscal 2011, NASA sales relating to the Constellation contracts were approximately $415 million and as of July 3, 2011 ATK had approximately:

•                  $57 million of billed and unbilled receivables directly related to the program

•                  $84 million of net property, plant, and equipment and other assets related to the Constellation and other contracts, and

•                  $515 million of goodwill recorded related to the Space Systems Operations reporting unit

All of these assets would be subject to impairment testing if significant changes are made to the Constellation program and related contracts in future periods.

As discussed above, on May 12, 2011, ATK was notified by the U.S. Army that the Company had not been awarded a contract for the continued operation and maintenance of the RFAAP.  ATK has requested a Government Accountability Office (“GAO”) review of the RFAAP competition decision after receiving a debriefing from the United States Army. The decision to protest the award will not impact the facilities production or delivery schedules during the protest period.  We cannot give any assurances that ATK will be successful with the outcome of this review.  The decision on ATK’s protest is expected from the GAO by September 1, 2011.  Loss of the Radford facility management contract will reduce Armament System’s and ATK’s sales and profit.  ATK will continue to operate its New River Energetics facility located at RFAAP, which supports ATK’s commercial business, international program efforts and other business not directly associated with the RFAAP contract, therefore ATK does not expect to lose all revenues associated with this division.  External sales and EBIT from the RFAAP contract were approximately $233 million and $14 million, respectively, during ATK’s fiscal 2011.  ATK is currently under contract to operate the RFAAP through February 29, 2012.  Therefore, there will be continued Radford revenues into fiscal 2012.

The draft request for proposal (“RFP”) for the Lake City Army Ammunition Plant (“Lake City”) supply contract has been released.  Receipt of the final RFP and ATK’s submittal of the proposal is expected in ATK’s fiscal 2012 with the contract award expected in September 2012. ATK is currently under contract with the U.S. Army to operate the LCAAP until fiscal 2014. Loss of the Lake City contract would reduce Armament System’s and ATK’s sales and profit.  The prime contract at Lake City accounted for approximately 15% of ATK’s total revenue in fiscal 2011.

Recent Developments in U.S. Cost Accounting Standards (“CAS”) Pension Recovery Rules — The Company maintains defined benefit plans that are subject to CAS and Pension Protection Act of 2006 (“PPA”) requirements.  On May 10, 2010, the CAS Board published an Advance Notice of Proposed Rulemaking that if adopted would provide a framework to partially harmonize the CAS rules with the PPA requirements.  The proposed CAS rule includes provisions for a transition period from the existing CAS requirement to a partially harmonized CAS requirement.  As published, the proposed rule would partially mitigate the near-term mismatch between PPA-amended Employee Retirement Income Security Act (“ERISA”) minimum contribution requirements, which would not yet be recoverable under CAS.  However, until the final rule is published, and to the extent that the final rule does not  completely eliminate any mismatch between ERISA funding requirements and CAS, government contractors maintaining defined benefit pension plans in general would still experience a timing mismatch between required contributions and the CAS recoverable pension costs.  The CAS Board has yet to issue a final rule; however, based on the proposed rule and depending on the timing of its ultimate release and effective date, the earliest the requirements of the final rule could apply to ATK’s contracts is fiscal year 2013.

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2011 (“fiscal 2011”). The accounting policies used in preparing ATK’s interim fiscal 2011 consolidated financial statements are the same as those described in ATK’s Annual Report.

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

ATK believes its critical accounting policies are those related to:

•                  revenue recognition,

•                  employee benefit plans,

•                  income taxes,

•                  acquisitions, and

•                  accounting for goodwill.

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Results of Operations

Acquisitions

On April 9, 2010, ATK acquired Blackhawk for a purchase price of $172,251.  Blackhawk is a manufacturer of high quality tactical gear.  ATK believes that the acquisition provides ATK with a strong tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative tactical accessories which will strengthen ATK’s position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets.   Blackhawk employs approximately 300 employees and is included in the Security and Sporting group.  The purchase price allocation was completed in fiscal 2011.  Most of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Blackhawk are included in ATK’s consolidated financial statements at the date of acquisition.  The purchase price for the acquisition was allocated to the acquired assets and liabilities based on estimated fair value.  Pro forma information on the results of operations for fiscal 2011 as if the acquisition had occurred at the beginning of fiscal 2011 is not being presented because the acquisition is not material to ATK for that purpose.

Sales

The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 15% and 14% of total external sales during the quarters ended July 3, 2011 and July 4, 2010, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
Aerospace Systems	$353,647	$369,364	$(15,717)	(4.3)%
Armament Systems	346,917	438,900	(91,983)	(21.0)%
Missile Products	145,432	156,313	(10,881)	(7.0)%
Security and Sporting	229,259	237,574	(8,315)	(3.5)%
Total external sales	$1,075,255	$1,202,151	$(126,896)	(10.6)%

The fluctuation in sales was driven by the program-related changes within the operating segments as described below.

Aerospace Systems.  The decrease in sales was driven by:

•                  a $42,900 decrease in space systems operations resulting from the completion of the Space Shuttle Program, lower Ares I program sales due to shifts in NASA funding priorities, and the termination of the Launch Abort System, partially offset by higher flare and decoy sales over the prior year period.

This decrease was partially offset by a $27,000 increase in aerospace structures resulting from higher production volumes on commercial aircraft structures programs.

Armament Systems.  The decrease in sales was driven by:

•               a $45,600 decrease in small-caliber systems primarily due to lower international and modernization sales volume,

•               a decrease of $35,700 in energetic systems which was driven by lower volume of TNT sales and reductions in modernization funding due to the completion of those contracts, and

•               an $11,700 decrease in integrated weapon systems which was driven by lower volumes across multiple medium-caliber gun and ammunition programs.

Missile Products.  The decrease in sales was driven by:

•                an $11,900 decrease within defense electronic systems primarily the result of the wind-down of the technical demonstration phase of the JATAS contract in advance of the engineering, manufacturing, and development phase contract awarded during the second quarter of fiscal 2012, as well as lower missile sales volumes across multiple programs.

Security and Sporting.  The decrease was driven by:

•                  a $16,000 reduction in ammunition sales due to the acceleration of sales into the fourth quarter of fiscal 2011 in advance of the pricing action taken on May 1, 2011.

This decrease was partially offset by a $7,600 increase in accessories resulting primarily from higher sales volume on the Modular Lightweight Load-Carrying Equipment (“MOLLE”) program.

Gross Profit

	Quarters Ended
	July 3, 2011	As a % of Sales	July 4, 2010	As a % of Sales	Change

Gross profit	$245,224	22.8%	$252,264	21.0%	$(7,040)

Quarter.

The decrease in gross profit for the quarter is driven by lower overall sales.  This decrease was partially offset by improved operating efficiencies and cost management initiatives as well as a $5,400 gain on the sale of a non-essential parcel of land.

Operating Expenses

	Quarters Ended
	July 3, 2011	As a % of Sales	July 4, 2010	As a % of Sales	Change
Research and development	$12,202	1.1%	$13,888	1.2%	$(1,686)
Selling	39,426	3.7%	40,361	3.4%	(935)
General and administrative	63,056	5.9%	64,962	5.4%	(1,906)
Total	$114,684	10.7%	$119,211	10.0%	$(4,527)

Quarter.

Operating expenses decreased $4,529 from the prior year period.  Research and development costs were lower consistent with declining NASA and Radford sales volumes. General and administrative expenses were lower which was attributable to continued management cost initiatives.  Selling expenses were slightly lower consistent with lower sales during the current year period.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarters Ended
	July 3, 2011	July 4, 2010	Change
Aerospace Systems	$42,546	$35,799	$6,747
Armament Systems	47,804	49,641	(1,837)
Missile Products	17,081	16,524	557
Security and Sporting	29,320	32,976	(3,656)
Corporate	(6,211)	(1,887)	(4,324)
Total	$130,540	$133,053	$(2,513)

The fluctuation in income before interest, income taxes, and noncontrolling interest from the prior year periods was due to program-related changes within the operating segments as described below.

Aerospace Systems.  The increase relates to higher sales volume within aerospace structures, a $5,400 gain on the sale of a non-essential parcel of land to the State of Utah during fiscal 2012, and improved operating efficiencies.  These increases were partially offset by lower sales volume within space systems operations as discussed above.

Armament Systems.  The decrease relates to lower overall sales as discussed above, partially offset by improved operating efficiencies.

Missile Products.  The slight increase was primarily driven by improved performance on the AAR-47 and tactical rocket motor programs, partially offset by lower sales in defense electronic systems as discussed above.

Security and Sporting.  The decrease primarily reflects lower sales volume in ammunition, as previously discussed, as well as higher raw material costs during the current year period.

Corporate.  Corporate income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The increase from the prior year is driven by higher pension expense and higher intercompany profit eliminations, slightly offset by cost-management initiatives.

Net Interest Expense

Net interest expense for the quarter ended July 3, 2011 was $26,300, an increase of $8,671 compared to $17,629 in the comparable quarter of fiscal 2011 primarily due to the issuance of new debt during the prior fiscal year which increased the amount outstanding and ATK’s average borrowing rate.

Income Tax Provision

	Quarters Ended
	July 3, 2011	Effective Rate	July 4, 2010	Effective Rate	Change

Income tax provision	$32,546	31.2%	$40,647	35.2%	$(8,101)

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended July 3, 2011 and July 4, 2010 represent effective tax rates of 31.2% and 35.2%, respectively.  The decrease in the rate from the prior year quarter is primarily due to a discrete revaluation of the deferred tax assets caused by a change in state tax law and the extension of the federal research and development tax credit, partially offset by a lower domestic manufacturing deduction and higher state income tax expense.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2005.  As of July 3, 2011, the IRS had completed the audits of ATK through fiscal 2008.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $638 reduction of the unrecognized tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $409 based on current estimates.

Net Income

Net income for the quarter ended July 3, 2011 was $71,694, a decrease of $3,083 compared to $74,777 in the first quarter of fiscal 2011. This decrease was driven by a $7,040 decrease in gross profit and an $8,671 increase in interest expense.  These decreases were partially offset by lower income tax expenses of $8,101 and a $4,527 reduction in operating expenses.

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

Cash Flow Summary

Following ATK’s normal pattern, cash from operations was negative for the first quarter.  Cash flows used for operations included the impact of a $61,600 pension contribution, as well as increased working capital, primarily due to the timing of payments and collections, and increased inventory to support expected sales growth in Security and Sporting.  Capital expenditures in the quarter were $41,564, a bit higher than normal, primarily due to investments to complete the construction of our new composites manufacturing facility in Utah. We expect capital expenditures to trend lower during the remainder of the fiscal year.

ATK’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the quarters ended July 3, 2011 and July 4, 2010 are summarized as follows:

	July 3, 2011	July 4, 2010	Change
Cash flows used by operating activities	$(151,479)	$(91,824)	$(59,655)
Cash flows used for investing activities	(35,200)	(207,219)	172,019
Cash flows used for financing activities	(109,610)	(2,863)	(106,747)
Net cash flows	$(296,289)	$(301,906)	$5,617

Operating Activities.

Net cash used for operating activities increased $59,655 compared to the prior year period.  This increase was driven by a $61,600 funding payment to the pension trust during the current year and a $53,703 increase in cash used for working capital. These decreases were partially offset by $14,293 less cash used to pay taxes in the current year and the absence of the repayment of a government grant which occurred in fiscal 2011.

Cash used for working capital is defined as net receivables plus long-term receivables plus net inventories, less accounts payables and contract advances.

Investing Activities.

Net cash used for investing activities decreased by $172,019 primarily due to the lack of $172,251 paid in fiscal 2011 to acquire Blackhawk.  Additionally, a $6,537 increase in the amount of cash used for capital expenditures in fiscal 2012 was offset by proceeds from the disposition of a non-essential parcel of land within Aerospace Systems during the current year.

Financing Activities.

Net cash used for financing activities was $109,610 compared to $2,863 in the period year.  This increase was primarily due to the purchase of $50,427 principal amount of ATK’s 2.75% Convertible Notes due 2011, the repurchase of $49,991 of ATK’s common stock, and the payment of $6,737 of dividends to ATK stockholders during the current period.

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

ATK paid cash dividends totaling $6,737 on its common stock during the fiscal quarter ended July 3, 2011.  On August 2, 2011, ATK’s Board of Directors declared a quarterly cash dividend.  The $0.20 per share dividend will be payable on September 29, 2011, to stockholders of record on September 7, 2011.  The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, tone of business, capital requirements, credit ratings and the availability and cost of obtaining new debt.  We cannot be certain that ATK will continue to declare dividends in the future and as such, the amount and timing of any future dividends are not determinable.

Based on ATK’s current financial condition, management believes that ATK’s cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through ATK’s revolving credit facilities, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future organic and inorganic growth as well as to service ATK’s currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases and payment of dividends over the next 12 months.

ATK’s access to liquidity sources has not been materially impacted by the current credit environment, and ATK does not expect that it will be materially impacted in the near future.  There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions. On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement (the “Senior Credit Facility”), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015.  The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015.  ATK will incur higher interest costs under its Senior Credit Facility than were incurred under the prior Senior Credit Facility, due to changes in capital market conditions.

Long-Term Debt and Credit Facilities

As of July 3, 2011 ATK had actual total indebtedness of $1,559,281 and the $600,000 Revolving Credit Facility provided for the potential of additional borrowings up to $418,322.  There were no outstanding borrowings under the Revolving Credit Facility as of July 3, 2011, although ATK had outstanding letters of credit of $181,678 which reduced amounts available under the facility.

ATK’s indebtedness at July 3, 2011, consisted of the following:

	July 3, 2011	March 31, 2011
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$385,000	$390,000
Revolving Credit Facility due 2015	—	—
2.75% Convertible Senior Subordinated Notes due 2011	249,573	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	1,584,026	1,639,453
Less: Unamortized discounts	24,745	29,744
Carrying amount of long-term debt	1,559,281	1,609,709
Less: current portion	269,573	320,000
Carrying amount of long-term debt, excluding current portion	$1,289,708	$1,289,709

See Note 11 “Long-Term Debt” to the consolidated financial statements in Part II, Item 8 for a detailed discussion of these borrowings.

Senior Credit Facility

As discussed above, on October 7, 2010, ATK entered into a new Senior Credit Facility, which replaced the existing senior credit facility.  The Term A Loan and Revolving Credit Facility both mature in 2015.  The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015.

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

2.75% Convertible Notes due 2011

ATK’s 2.75% Convertible Notes due 2011 mature on September 15, 2011.  Interest on these notes is payable on March 15 and September 15 of each year.  Holders may convert their notes at a conversion rate of 10.4208 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $95.96 per share) in the event that the ATK stock price exceeds certain levels, upon the occurrence of certain corporate transactions, or during the last month prior to maturity.  ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.

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

	Senior Leverage Ratio	Leverage Ratio	Interest Coverage Ratio
Requirement	<2.50	<4.00	>3.00
Actual at July 3, 2011	0.67	2.55	8.82

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

Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 3, 2011, ATK was in compliance with the financial covenants and ATK expects to be in compliance with the covenants in all of its long-term debt agreements for the foreseeable future.

The indentures governing the 6.75% Notes, the 6.875% Notes due 2020, the 2.75% Convertible Notes due 2011, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity.  As of July 3, 2011, ATK was in compliance with the indentures and expects to be in compliance with the indentures for the foreseeable future.

Share Repurchases

ATK repurchased 742,000 shares of its outstanding common stock for $49,991 during the quarter ended July 3, 2011.  In fiscal 2009, ATK repurchased 299,956 shares for $31,609.  See Note 14 to the consolidated financial statements in Part II, Item 8 of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. ATK’s 6.75% Senior Subordinated Notes and 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of July 3, 2011, this limit was approximately $644,000. As of July 3, 2011, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010.

Shelf Registration.

On September 8, 2010, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue an unspecified aggregate amount of debt and/or equity securities from time to time.

Other Contractual Obligations and Commitments

There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in ATK’s Annual Report on Form 10-K for fiscal 2011.

Contingencies

Litigation.  From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK’s business. ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, not withstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter, to be material to its business or likely to result in a material adverse effect on its operating results, financial condition, or cash flows.

On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States DOJ on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  On January 3, 2011, the trial court issued a scheduling order setting a preliminary trial date of January 23, 2012.  Recently, the trial court revised its schedule and moved the preliminary trial date to February 21, 2012.  Fact discovery is substantially complete in the case.  Expert witness discovery and pre-trial motion practice is underway.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 2.25% and 2.50% as of July 3, 2011 and March 31, 2011, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	July 3, 2011		March 31, 2011
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,401)	$36,020	$(59,869)	$34,337
Unamortized discount	7,344	(3,602)	7,983	(3,862)
Present value amounts (payable) receivable	$(54,057)	$32,418	$(51,886)	$30,475

As of July 3, 2011, the estimated discounted range of reasonably possible costs of environmental remediation was $54,057 to $86,728.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

With respect to ATK’s commercial ammunition business, ATK has improved manufacturing efficiencies and has initiated price increases to mitigate the impact of increased commodity costs.  ATK has a strategic sourcing and price strategy to mitigate risk from commodity price fluctuation.  ATK will continue to evaluate the need for future price changes in light of these trends, ATK’s competitive landscape, and its financial results. If commodity costs continue to change, and if ATK is unable to offset these changes with ongoing manufacturing efficiencies and price changes, ATK’s future results from operations and cash flows would be materially impacted.

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

There have been no material changes in ATK’s market risk during the quarter ended July 3, 2011. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 3, 2011, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK’s business. ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, not withstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter, to be material to its business or likely to result in a material adverse effect on its operating results, financial condition, or cash flows.

On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States Department of Justice (“DOJ”) on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  On January 3, 2011, the trial court issued a scheduling order setting a preliminary trial date of January 23, 2012.  Recently, the trial court revised its schedule and moved the preliminary trial date to February 21, 2012. Fact discovery is substantially complete in the case.  Expert witness discovery and pre-trial motion practice is underway.

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

ITEM 1A.  RISK FACTORS

While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 describes all known material risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1 — May1	814	$69.97	—
May 2 — May 29	30,820	72.70	—
May 30 — July 3	2,497	68.79	742,000
Fiscal quarter ended July 3, 2011	34,131	$72.35	742,000	3,958,000

(1)        All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)        On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares.  The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million, and during the quarter ended July 3, 2011, ATK repurchased 742,000 shares for $50.0 million.  As of July 3, 2011, there were 3,958,000 remaining shares authorized to be repurchased.

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

ALLIANT TECHSYSTEMS INC.

Date: August 5, 2011	By:	/s/ John L. Shroyer
	Name:	John L. Shroyer
	Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)