Form 10-Q
period 2011-10-02
ALLIANT TECHSYSTEMS INC
filed 2011-11-04
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-10582

Alliant Techsystems Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1672694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Wilson Boulevard, Suite 400 Arlington, Virginia	22209-2307
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (703) 412-5960

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

As of October 30, 2011, 32,948,536 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

	QUARTERS ENDED		SIX MONTHS ENDED
(In thousands except per share data)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Sales	$1,109,418	$1,209,235	$2,184,673	$2,411,386
Cost of sales	848,162	958,145	1,678,193	1,908,032
Gross profit	261,256	251,090	506,480	503,354
Operating expenses:
Research and development	14,886	15,767	27,088	29,655
Selling	42,006	38,889	81,432	79,250
General and administrative	56,958	62,076	120,014	127,038
Income before interest, income taxes, and noncontrolling interest	147,406	134,358	277,946	267,411
Interest expense	(23,698)	(20,345)	(50,150)	(38,044)
Interest income	77	58	229	128
Income before income taxes and noncontrolling interest	123,785	114,071	228,025	229,495
Income tax provision	43,677	16,686	76,223	57,333
Net income	80,108	97,385	151,802	172,162
Less net income attributable to noncontrolling interest	117	139	294	272
Net income attributable to Alliant Techsystems Inc.	$79,991	$97,246	$151,508	$171,890

Alliant Techsystems Inc.’s earnings per common share:
Basic	$2.45	$2.93	$4.59	$5.19
Diluted	2.43	2.91	4.55	5.14

Alliant Techsystems Inc.’s weighted-average number of common shares outstanding:
Basic	32,698	33,162	33,028	33,104
Diluted	32,865	33,426	33,265	33,413

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Amounts in thousands except share data)	October 2, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$270,771	$702,274
Net receivables	1,033,876	945,611
Net inventories	328,815	242,028
Income tax receivable	—	22,228
Deferred income tax assets	60,454	65,843
Other current assets	46,834	81,249
Total current assets	1,740,750	2,059,233
Net property, plant, and equipment	605,943	587,749
Goodwill	1,251,536	1,251,536
Deferred income tax assets	116,718	100,519
Deferred charges and other non-current assets	495,763	444,808
Total assets	$4,210,710	$4,443,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,003	$320,000
Accounts payable	284,614	292,281
Contract advances and allowances	112,216	121,927
Accrued compensation	114,067	135,442
Accrued income taxes	1,086	—
Other accrued liabilities	256,726	193,836
Total current liabilities	788,712	1,063,486
Long-term debt	1,288,738	1,289,709
Postretirement and postemployment benefits liabilities	120,774	126,012
Accrued pension liability	627,690	671,356
Other long-term liabilities	131,818	127,160
Total liabilities	2,957,732	3,277,723
Commitments and contingencies (Note 17)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—32,948,039 shares at October 2, 2011 and 33,519,072 shares at March 31, 2011	330	335
Additional paid-in-capital	554,664	559,279
Retained earnings	2,143,831	2,005,651
Accumulated other comprehensive loss	(797,529)	(787,077)
Common stock in treasury, at cost— 8,607,410 shares held at October 2, 2011 and 8,036,377 shares held at March 31, 2011	(657,976)	(621,430)
Total Alliant Techsystems Inc. stockholders’ equity	1,243,320	1,156,758
Noncontrolling interest	9,658	9,364
Total stockholders’ equity	1,252,978	1,166,122
Total liabilities and stockholders’ equity	$4,210,710	$4,443,845

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED
(In thousands)	October 2, 2011	October 3, 2010
Operating activities
Net income	$151,802	$172,162
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	44,218	47,416
Amortization of intangible assets	5,573	5,500
Amortization of debt discount	9,029	8,439
Amortization of deferred financing costs	2,742	2,405
Deferred income taxes	(3,915)	4,344
(Gain) loss on disposal of property	(4,941)	2,727
Share-based plans expense	6,084	5,269
Excess tax benefits from share-based plans	(23)	(170)
Changes in assets and liabilities:
Net receivables	(150,910)	(221,485)
Net inventories	(86,787)	(32,165)
Accounts payable	935	12,398
Contract advances and allowances	(9,711)	11,645
Accrued compensation	(30,723)	(48,423)
Accrued income taxes	31,698	(47,358)
Pension and other postretirement benefits	(3,832)	39,101
Other assets and liabilities	44,575	50,422
Cash provided by operating activities	5,814	12,227
Investing activities
Capital expenditures	(73,879)	(53,174)
Acquisition of business (Note 4)	—	(172,251)
Proceeds from the disposition of property, plant, and equipment	7,310	45
Cash used for investing activities	(66,569)	(225,380)
Financing activities
Payments made on bank debt	(10,000)	(3,438)
Payments made to extinguish debt	(299,997)	(257,813)
Proceeds from issuance of long-term debt	—	350,000
Payments made for debt issue costs	—	(5,819)
Purchase of treasury shares	(49,991)	—
Dividends paid	(13,328)	—
Proceeds from employee stock compensation plans	2,545	1,820
Excess tax benefits from share-based plans	23	170
Cash (used for) provided by financing activities	(370,748)	84,920
Decrease in cash and cash equivalents	(431,503)	(128,233)
Cash and cash equivalents - beginning of period	702,274	393,893
Cash and cash equivalents - end of period	$270,771	$265,660

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$5,515	$1,421

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Amounts in thousands except share	Common Stock $.01 Par Value		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total
data)	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
For the six months ended October 2, 2011:
Balance at March 31, 2011	33,519,072	$335	$559,279	$2,005,651	$(787,077)	$(621,430)	$9,364	$1,166,122
Comprehensive income:
Net income		—	—	151,508	—	—	294	151,802
Other comprehensive income (see Note 8):
Adjustments, net		—	—	—	(10,452)	—	—	(10,452)
Comprehensive income								141,350
Exercise of stock options	42,758	—	(761)	—	—	3,306	—	2,545
Restricted stock grants	73,421	—	(6,958)	—	—	6,958	—	—
Share-based compensation	—	—	5,602	—	—	—	—	5,602
Treasury stock purchased	(742,000)	—	—	—	—	(49,991)	—	(49,991)
Performance shares issued net of treasury stock withheld	58,388	—	(6,964)	—	—	4,665	—	(2,299)
Tax benefit related to share based plans and other	—	—	3,215	—	—	—	—	3,215
Dividends paid	—	—	—	(13,328)	—	—	—	(13,328)
Employee benefit plans and other	(3,600)	(5)	1,251	—	—	(1,484)	—	(238)
Balance at October 2, 2011	32,948,039	$330	$554,664	$2,143,831	$(797,529)	$(657,976)	$9,658	$1,252,978

For the six months ended October 3, 2010:
Balance at March 31, 2010	33,047,018	$330	$578,046	$1,699,176	$(821,086)	$(657,872)	$8,828	$807,422
Comprehensive income:
Net income		—	—	171,890	—	—	272	172,162
Other comprehensive income (see Note 8):
Adjustments, net		—	—	—	14,322	—	—	14,322
Comprehensive income								186,484
Exercise of stock options	32,108	—	(663)	—	—	2,483	—	1,820
Restricted stock grants	79,485	—	(6,269)	—	—	6,269	—	—
Share-based compensation	—	—	5,269	—	—	—	—	5,269
Performance shares issued net of treasury stock withheld	137,008	—	(16,928)	—	—	10,507	—	(6,421)
Tax benefit related to share based plans and other	—	—	7,881	—	—	—	—	7,881
Employee benefit plans and other	(4,967)	3	164	—	—	(522)	—	(355)
Balance at October 3, 2010	33,290,652	$333	$567,500	$1,871,066	$(806,764)	$(639,135)	$9,100	$1,002,100

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended October 2, 2011

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“fiscal 2011”).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of October 2, 2011, and its results of operations for the quarters and six months ended October 2, 2011 and October 3, 2010, and cash flows for the six months ended October 2, 2011 and October 3, 2010.

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

On September 15, 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08). Under the revised guidance, entities testing goodwill for impairment will have the option to perform a qualitative assessment before calculating the fair value of their reporting units (i.e., step 1 of the goodwill impairment test under the historical rules).  If entities determine, on the basis of qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The new guidance does not change how goodwill is calculated or assigned to reporting units, nor does it amend the requirement to test goodwill annually or between annual tests if circumstances warrant.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (ATK’s fiscal 2013).  ATK does not believe the adoption of this ASU will have a material impact on its financial statements.

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

The following tables set forth by level within the fair value hierarchy ATK’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of October 2, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$10,580	$—
Derivatives	—	9,182	—

Liabilities
Derivatives	$—	$22,262	$—

	As of March 31, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$9,470	$—
Derivatives	—	49,407	—

Liabilities
Derivatives	$—	$—	$—

The following table presents ATK’s assets and liabilities that are not measured at fair value on a recurring basis.  The carrying values and estimated fair values were as follows:

	As of October 2, 2011		As of March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$928,741	$952,235	$1,219,709	$1,303,466
Variable rate debt	380,000	357,200	390,000	386,100

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

5.     Goodwill and Deferred Charges and Other Non-Current Assets

The carrying amount of goodwill by operating segment as of October 2, 2011 is as follows:

	Aerospace Systems	Armament Systems	Missile Products	Security and Sporting	Total
Balance at October 2, 2011	$676,516	$124,558	$242,389	$208,073	$1,251,536

The goodwill recorded above within Aerospace Systems is presented net of $108,500 of accumulated impairment losses.

Deferred charges and other non-current assets consist of the following:

	October 2, 2011	March 31, 2011
Gross debt issuance costs	$27,613	$34,823
Less accumulated amortization	(7,581)	(12,047)
Net debt issuance costs	20,032	22,776
Other intangible assets	126,277	131,850
Long term receivables	251,580	188,935
Long term inventory	12,939	11,061
Environmental remediation receivable	29,007	26,761
Commodity forward contracts	2,754	12,619
Other non-current assets	53,174	50,806
Total deferred charges and other non-current assets	$495,763	$444,808

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

Included in deferred charges and other non-current assets in the table above is $38,998 of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite and amortizing assets as follows:

	October 2, 2011			March 31, 2011
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	$66,060	$(6,827)	$59,233	$66,060	$(4,592)	$61,468
Technology	17,400	(3,615)	13,785	17,400	(2,410)	14,990
Customer relationships and other	34,185	(19,924)	14,261	34,185	(17,791)	16,394
Total	$117,645	$(30,366)	$87,279	$117,645	$(24,793)	$92,852

The assets identified in the table above are being amortized over their estimated useful lives over a weighted average remaining period of approximately 10.8 years. Amortization expense for the quarter and six months ended October 2, 2011 was $2,784 and $5,573, respectively.  Amortization expense for the quarter and six months ended October 3, 2010 was $2,711 and $5,500, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2012	$5,503
Fiscal 2013	11,077
Fiscal 2014	10,210
Fiscal 2015	9,260
Fiscal 2016	7,829
Thereafter	43,400
Total	$87,279

6.     Earnings Per Share Data

Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 11) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarters and six months ended October 2, 2011 and October 3, 2010, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Six Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Weighted-average basic shares outstanding	32,698	33,162	33,028	33,104
Dilutive effect of stock-based awards	167	264	237	309
Weighted-average diluted shares outstanding	32,865	33,426	33,265	33,413

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	5	5	5	5

As discussed further in Note 11, contingently issuable shares related to ATK’s various convertible senior subordinated notes are not included in diluted EPS for the periods presented because ATK’s average stock price during the periods did not exceed the triggering price.

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

As of October 2, 2011, ATK had the following outstanding commodity forward contracts in place:

Quantity Hedged (in pounds)
Copper	32,615,000
Zinc	10,750,000

The table below presents the fair value and location of ATK’s derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of the periods presented:

		Asset Derivatives		Liability Derivatives
		Fair value as of		Fair value as of
	Location	October 2, 2011	March 31, 2011	October 2, 2011	March 31, 2011
Commodity forward contracts	Other current assets / other accrued liabilities	$6,429	$36,398	$19,000	$—
Commodity forward contracts	Deferred charges and other non-current assets / other long-term liabilities	2,753	12,619	3,262	—
Foreign currency forward contracts	Other current assets / other accrued liabilities	—	390	—	—
Total		$9,182	$49,407	$22,262	$—

Due to the nature of ATK’s business, the benefits and risks associated with the commodity contracts may be passed on to the customer and not realized by ATK.

For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of			Gain or (loss) recognized in
	gain (loss)	Pretax amount of gain (loss)		income on derivative
	recognized in Other	reclassified from Accumulated		(ineffective portion and amount
	Comprehensive	Other Comprehensive Income		excluded from effectiveness
	Income (Loss)	(Loss)		testing)
	Amount	Location	Amount	Location	Amount
Quarter ended October 2, 2011
Commodity forward contracts	$(13,080)	Cost of Sales	$7,954	Cost of Sales	$—
Quarter ended October 3, 2010
Commodity forward contracts	$50,685	Cost of Sales	$7,845	Cost of Sales	$—
Foreign currency forward contract	112	Cost of Sales	—	Cost of Sales	—
Six Months ended October 2, 2011
Commodity forward contracts	$(13,080)	Cost of Sales	$19,230	Cost of Sales	$—
Six Months ended October 3, 2010
Commodity forward contracts	$50,685	Cost of Sales	$16,805	Cost of Sales	$—
Foreign currency forward contract	112	Cost of Sales	—	Cost of Sales	—

All derivatives used by ATK during fiscal 2012 and 2011 were designated as and qualify to be accounted for as hedging instruments.

8.     Comprehensive Income

The components of comprehensive income, net of income taxes, for the periods presented below were as follows:

	Quarters Ended		Six Months Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
Net income	$80,108	$97,385	$151,802	$172,162
Other comprehensive (loss) income:
Pension and other postretirement benefit liabilities, net of income taxes of $(8,724), $(7,632), $(17,448), and $(15,265), respectively	13,812	12,247	27,624	24,494
Change in fair value of derivatives, net of income taxes of $19,136, $(11,355), $24,370, and $6,378, respectively	(29,931)	17,761	(38,117)	(9,975)
Change in fair value of available-for-sale securities, net of income taxes of $29, $(135), $(26) and $126, respectively	(46)	211	41	(197)
Total other comprehensive (loss) income	(16,165)	30,219	(10,452)	14,322
Comprehensive income	63,943	127,604	141,350	186,484
Comprehensive income attributable to noncontrolling interest	117	139	294	272
Comprehensive income attributable to Alliant Techsystems Inc.	$63,826	$127,465	$141,056	$186,212

The components of accumulated OCI, net of income taxes, are as follows:

	October 2, 2011	March 31, 2011
Derivatives	$(8,018)	$30,099
Pension and other postretirement benefit liabilities	(790,792)	(818,416)
Available-for-sale securities	1,281	1,240
Total accumulated other comprehensive loss	$(797,529)	$(787,077)

The pre-tax activity in OCI related to the forward contracts discussed in Note 7 was as follows:

	Quarters Ended		Six Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Beginning of period unrealized gain in accumulated OCI	$35,987	$20,885	$49,408	$65,582
(Decrease) Increase in fair value of derivatives	(41,113)	37,757	(43,258)	2,020
Gains reclassified from OCI, offsetting the price paid to suppliers	(7,954)	(7,845)	(19,230)	(16,805)
End of period unrealized (loss) gain in accumulated OCI	$(13,080)	$50,797	$(13,080)	$50,797

There was no ineffectiveness recognized in earnings for these contracts during fiscal 2012 or 2011.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

9.     Inventories

Inventories consist of the following:

	October 2, 2011	March 31, 2011
Raw materials	$100,632	$97,942
Work/Contracts in process	105,031	53,499
Finished goods	123,152	90,587
Net inventories	$328,815	$242,028

10.  Other Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	October 2, 2011	March 31, 2011
Employee benefits and insurance, including pension and other postretirement benefits	$75,100	$63,956
Warranty	16,578	18,076
Interest	17,349	2,103
Environmental remediation	5,408	4,160
Rebate	10,263	6,934
Deferred lease obligation	23,813	22,212
Commodity forward contracts	19,000	—
Federal excise tax	16,125	12,609
Other	73,090	63,786
Total other accrued liabilities — current	$256,726	$193,836

Environmental remediation	$52,361	$47,726
Management nonqualified deferred compensation plan	19,235	21,483
Non-current portion of accrued income tax liability	33,193	28,024
Deferred lease obligation	14,005	14,448
Commodity forward contracts	3,262	—
Other	9,762	15,479
Total other long-term liabilities	$131,818	$127,160

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

Balance at April 1, 2011	$18,076
Warranties issued	571
Payments made	(11)
Changes related to preexisting warranties	(352)
Balance at July 3, 2011	$18,284
Warranties issued	92
Payments made	(92)
Changes related to preexisting warranties	(1,706)
Balance at October 2, 2011	$16,578

11.  Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	October 2, 2011	March 31, 2011
Senior Credit Facility dated October 7, 2010 (1):
Term A Loan due 2015	$380,000	$390,000
Revolving Credit Facility due 2015	—	—
2.75% Convertible Senior Subordinated Notes due 2011 (2)	3	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020 (3)	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024 (4)	199,453	199,453
Principal amount of long-term debt	1,329,456	1,639,453
Less: Unamortized discounts	20,715	29,744
Carrying amount of long-term debt	1,308,741	1,609,709
Less: current portion	20,003	320,000
Carrying amount of long-term debt, excluding current portion	$1,288,738	$1,289,709

(1)          On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement (“the Senior Credit Facility”), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015.  The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015.  Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility.  Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin.  Each margin is based on ATK’s senior secured credit ratings.  Based on ATK’s current credit rating, the current base rate margin is 1.25% and the current Eurodollar margin is 2.25%.  The weighted average interest rate for the Term A Loan was 2.50% at October 2, 2011.  ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings.  Based on ATK’s current rating, this fee is 0.35% at October 2, 2011.  As of October 2, 2011, ATK had no borrowings against its $600,000 Revolving Credit Facility and had outstanding letters of credit of $177,298, which reduced amounts available on the Revolving Credit Facility to $422,702.  ATK has had no short term borrowings under its Revolving Credit Facility since the date of issuance.  Debt issuance costs of approximately $12,800 will be amortized over the term of the Senior Credit Facility.

(2)          In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes (“the 2.75% Convertible Notes due 2011”) that matured on September 15, 2011. During the quarter ended July 3, 2011, ATK purchased $50,427 aggregate principal amount from holders of the notes at market price.  All but $3 of the remaining $249,573 was repaid in the quarter ended October 2, 2011.  Holders of the remaining $3 chose to convert their notes at a conversion rate of 10.4208 shares of ATK’s common stock per $1 principal amount (a conversion price of $95.96), as allowed during the last month prior to maturity.  The remaining $3 was paid in cash in October 2011.  The contingently issuable shares had no impact on the number of ATK’s diluted shares outstanding during any of the periods presented because ATK’s average stock price during those periods was below the conversion price.

(3)          In September 2010, ATK issued $350,000 aggregate principal amount of 6.875% Senior Subordinated Notes (“the 6.875% Notes”) that mature on September 15, 2020. These notes are general unsecured obligations.  Interest on these notes is payable on March 15 and September 15 of each year.  ATK has the right to redeem some or all of these notes from time to time on or after September 15, 2015, at specified redemption prices. Prior to September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to September 15, 2013, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.875% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs of approximately $7,100 related to these notes will be amortized to interest expense over ten years.

(4)          In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (“the 3.00% Convertible Notes”) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at October 2, 2011 and March 31, 2011.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.5392 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $79.75 per share).  The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended October 2, 2011, therefore the remaining principal amount was classified as long-term.  These contingently issuable shares did not impact the number of ATK’s diluted shares outstanding during the quarters or six months ended October 2, 2011 or October 3, 2010 because ATK’s average stock price did not exceed the conversion price during that period.

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

As of October 2, 2011:	3.00% due 2024
Carrying amount of the equity component	$56,849
Principal amount of the liability component	199,453
Unamortized discount of liability component	20,715
Net carrying amount of liability component	178,738
Remaining amortization period of discount	155 months
Effective interest rate on liability component	7.000%

As of March 31, 2011:	2.75% due 2011	3.00% due 2024	Total
Carrying amount of the equity component	$50,779	$56,849	$107,628
Principal amount of the liability component	300,000	199,453	499,453
Unamortized discount of liability component	5,875	23,869	29,744
Net carrying amount of liability component	294,125	175,584	469,709
Remaining amortization period of discount	6 months	161 months
Effective interest rate on liability component	6.800%	7.000%

Based on ATK’s closing stock price of $54.51 on October 2, 2011, the if-converted value of these notes does not exceed the aggregate principal amount of the notes.

See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

Rank and Guarantees

The 3.00% Convertible Notes, the 6.875% Notes, and the 6.75% Notes rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK’s domestic subsidiaries. The parent company has no independent assets or operations.  Subsidiaries of ATK other than the subsidiary guarantors are minor.  All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

Scheduled Minimum Loan Payments

As of October 2, 2011, the scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2012	$10,003
Fiscal 2013	30,000
Fiscal 2014	40,000
Fiscal 2015	239,453
Fiscal 2016	40,000
Thereafter	970,000
Total payments	$1,329,456

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 51% as of October 2, 2011 and 58% as of March 31, 2011.

Covenants and Default Provisions

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 6.875% Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio.   Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of October 2, 2011, ATK was in compliance with the financial covenants.

Cash Paid for Interest on Debt

Cash paid for interest totaled $22,832 in the six months ended October 2, 2011 and $26,294 during the six months ended October 3, 2010.

12.  Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Service cost	$16,177	$17,476	$32,355	$34,952
Interest cost	37,321	37,717	74,642	75,434
Expected return on plan assets	(43,897)	(44,173)	(87,795)	(88,346)
Amortization of unrecognized net loss	23,983	21,362	47,967	42,724
Amortization of unrecognized prior service cost	(95)	(97)	(191)	(195)
Net periodic benefit cost	$33,489	$32,285	$66,978	$64,569

	Postretirement Benefits (“PRB”)
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Service cost	$19	$77	$38	$154
Interest cost	1,953	2,280	3,907	4,559
Expected return on plan assets	(878)	(846)	(1,756)	(1,691)
Amortization of unrecognized net loss	743	722	1,486	1,445
Amortization of unrecognized prior service cost	(2,095)	(2,107)	(4,190)	(4,215)
Net periodic benefit (income) cost before curtailment gain	(258)	126	(515)	252
Curtailment gain	—	(448)	—	(448)
Net periodic benefit income	$(258)	$(322)	$(515)	$(196)

Employer Contributions.  During the six months ended October 2, 2011, ATK contributed $61,600 directly to the pension trust and $1,268 directly to retirees under its supplemental (nonqualified) executive retirement plan.  ATK also contributed $7,123 to its other PRB plans.  ATK anticipates making additional contributions of $3,748 directly to retirees under the nonqualified plan and $6,901 to its other PRB plans during the remainder of fiscal 2012.  ATK is not required to make any additional minimum contributions to the pension trust during the remainder of 2012.

13.  Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended October 2, 2011 and October 3, 2010 represent effective tax rates of 35.3% and 14.6%, respectively.  The increase in the current quarter rate is primarily due to the lack of the benefit that was realized in fiscal 2011 from the settlement of the examination of the fiscal 2007 and 2008 tax returns.

The income tax provisions for the six months ended October 2, 2011 and October 3, 2010 represent effective tax rates of 33.4% and 25.0%, respectively.  The increase in the current period rate is primarily due to the lack of the benefit that was realized in fiscal 2011 from the settlement of the examination of the fiscal 2007 and 2008 tax returns, partially offset by a discrete revaluation of the deferred tax assets caused by a change in tax law.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2005.  As of October 2, 2011, the IRS had completed the audits of ATK through fiscal 2008.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $647 reduction of the unrecognized tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $415 based on current estimates.

14.  Stock-Based Compensation

ATK sponsors multiple stock-based incentive plans, which include the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of October 2, 2011, ATK has authorized up to 2,382,360 common shares under the 2005 Stock Incentive Plan, of which 481,330 common shares are yet available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarters ended October 2, 2011 and October 3, 2010 was $2,257 and $2,851, respectively.  Total pre-tax stock-based compensation expense recognized during the six months ended October 2, 2011 and October 3, 2010 was $5,602 and $5,269, respectively.

The total income tax benefit recognized in the income statement for share-based compensation during the quarters ended October 2, 2011 and October 3, 2010 was $1,010 and $1,108, respectively.  Total income tax benefit recognized in the income statement for share-based compensation during the six months ended October 2, 2011 and October 3, 2010 was $2,272 and $2,048, respectively.

ATK has the following types of awards outstanding under ATK’s stock incentive plans: performance awards, total stockholder return performance awards (“TSR awards”), restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance and TSR awards, grant of restricted stock, or exercise of stock options.

As of October 2, 2011, there were up to 508,593 shares reserved for performance awards for key employees.  Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares,

•                  up to 23,618 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2010 through fiscal 2012 period;

•                  up to 215,029 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2011 through fiscal 2013 period; and

•                  up to 269,946 shares will become payable only upon achievement of certain performance goals, including sales growth relative to industry peers and return on invested capital, for the fiscal 2012 through fiscal 2014 period.

In May 2011, 93,649 shares were distributed or deferred based upon achievement of certain financial performance goals, including EPS, for the fiscal 2009 through fiscal 2011 period.

As of October 2, 2011, there were up to 124,574 shares reserved for TSR awards for key employees.  ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards.  The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award.  This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK’s stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.  ATK granted 4,288 TSR shares during fiscal 2012 at a weighted average fair value of $38.14.  The weighted average assumptions used in estimating the value of the TSR award during fiscal 2012 were as follows:

Assumptions
Risk-free rate	1.22%
Expected volatility	27.90%
Expected dividend yield	1.17%
Expected award life	3 years

Of the shares reserved for TSR awards for key employees,

•                  33,732 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2010 through 2012 period,

•                  31,442 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2011 through 2013 period, and

•                  59,400 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2012 through 2014 period.

Restricted stock granted to non-employee directors and certain key employees during the first six months of fiscal 2012 totaled 82,076 shares. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  ATK granted no options during the first six months of fiscal 2012 or during fiscal 2011.

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

On or about April 10, 2006, a former employee filed a qui tam complaint in federal court alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States Department of Justice (“DOJ”) on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  On January 3, 2011, the trial court issued a scheduling order setting a preliminary trial date of January 23, 2012.  Subsequently, the trial court revised its schedule and moved the preliminary trial date to February 21, 2012.  Discovery in the case is substantially complete.  Pre-trial motion practice is underway.  The parties to the lawsuit have agreed to engage in mediation in an effort to settle this matter.  Mediation is currently expected to begin November 14, 2011.

ATK denies any allegations of improper conduct.  Based on what is known to ATK about the subject matter of the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct.  Although it is not possible at this time to predict the outcome of the litigation or mediation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.  Some potential, however, does remain for an adverse judgment or settlement that could be material to ATK’s financial position, results of operations, or cash flows.  As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

Claim Recovery.   Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable.  At October 2, 2011, based on progress to date on certain contracts, there is approximately $110,000 included in unbilled receivables for contract claims.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 0.75% and 2.50% as of October 2, 2011 and March 31, 2011, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	October 2, 2011		March 31, 2011
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,533)	$35,377	$(59,869)	$34,337
Unamortized discount	2,764	(1,424)	7,983	(3,862)
Present value amounts (payable) receivable	$(57,769)	$33,953	$(51,886)	$30,475

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $57,769 discounted liability as of October 2, 2011, $5,408 was recorded within other current liabilities and $52,361 was recorded within other long-term liabilities. Of the $33,953 discounted receivable, ATK recorded $4,946 within other current assets and $29,007 within other non-current assets. As of October 2, 2011, the estimated discounted range of reasonably possible costs of environmental remediation was $57,769 to $91,090.

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

16.  Share Repurchases

On August 5, 2008, ATK’s Board of Directors authorized the repurchase of up to 5,000,000 shares.  The Board has determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During the first six months of fiscal 2012, ATK repurchased 742,000 shares for $49,991.  During fiscal 2009, ATK repurchased 299,956 shares for $31,609.  As of October 2, 2011, there were 3,958,000 remaining shares authorized to be repurchased.

17.  Operating Segment Information

ATK operates its business structure within four operating groups. These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability.  Each operating segment is described below:

•                  Aerospace Systems, which generated 30% of ATK’s external sales in the six months ended October 2, 2011, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Armament Systems, which generated 33% of ATK’s external sales in the six months ended October 2, 2011, develops and produces military small, medium, and large caliber ammunition, precision munitions, gun systems, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

•                  Missile Products, which generated 15% of ATK’s external sales in the six months ended October 2, 2011, operates across the following market areas: strike weapons, tactical propulsion, in-space propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

•                  Security and Sporting, which generated 22% of ATK’s external sales in the six months ended October 2, 2011, develops and produces commercial products and tactical systems and equipment.

The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 14% and 14% of total external sales during the six months ended October 2, 2011 and October 3, 2010, respectively.

The following table summarizes ATK’s results by operating segment:

	Quarters Ended		Six Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Sales to external customers:
Aerospace Systems	$332,657	$376,368	$686,305	$745,732
Armament Systems	358,201	442,653	705,118	881,553
Missile Products	169,903	159,505	315,335	315,818
Security and Sporting	248,657	230,709	477,915	468,283
Total external sales	1,109,418	1,209,235	2,184,673	2,411,386
Intercompany sales:
Aerospace Systems	4,080	3,095	7,455	5,960
Armament Systems	40,467	24,247	77,261	53,346
Missile Products	33,282	29,663	59,348	57,742
Security and Sporting	6,675	2,670	10,575	4,215
Eliminations	(84,504)	(59,675)	(154,639)	(121,263)
Total intercompany sales	—	—	—	—
Total sales	$1,114,206	$1,209,235	$2,189,461	$2,411,386

Income before interest, income taxes, and noncontrolling interest:
Aerospace Systems	$37,673	$38,765	$80,219	$74,564
Armament Systems	75,564	53,495	123,368	103,136
Missile Products	20,936	11,776	38,017	28,300
Security and Sporting	23,330	32,289	52,650	65,265
Corporate	(10,097)	(1,967)	(16,308)	(3,854)
Total income before interest, income taxes, and noncontrolling interest	$147,406	$134,358	$277,946	$267,411

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

Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense.  The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments.  Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $7,988 and $5,639 for the quarters ended October 2, 2011 and October 3, 2010, respectively, and $15,633 and $10,642 for the six months ended October 2, 2011 and October 3, 2010, respectively.

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

Executive Summary

ATK is an aerospace, defense, and commercial products company and supplier of products to the U.S. Government, allied nations, and prime contractors.  ATK is also a major supplier of ammunition and related accessories to law enforcement agencies and commercial customers. ATK is headquartered in Arlington, Virginia and has operating locations throughout the United States, Puerto Rico, and internationally.

ATK has aligned its business structure into four operating groups.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability.  As of October 2, 2011, ATK’s four operating groups are:

•                  Aerospace Systems, which generated 30% of ATK’s external sales in the six months ended October 2, 2011, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Armament Systems, which generated 33% of ATK’s external sales in the six months ended October 2, 2011, develops and produces military small-, medium-, and large-caliber ammunition, precision munitions, gun systems, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

•                  Missile Products, which generated 15% of ATK’s external sales in the six months ended October 2, 2011, operates across the following market areas: strike weapons, tactical propulsion, inspace propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

•                  Security and Sporting, which generated 22% of ATK’s external sales in the six months ended October 2, 2011, develops and produces commercial products and tactical systems and equipment.

Financial Highlights and Notable Events

Certain notable events or activities affecting our fiscal 2012 financial results include the following:

Financial highlights for the quarter ended October 2, 2011

•                  Quarterly sales of $1.1 billion compared to $1.2 billion in the prior year quarter.

•                  Diluted earnings per share of $2.43 compared to $2.91 in the prior year quarter.

•                  Orders for the quarter ending October 2, 2011 were $1.4 billion compared to $1.0 billion in the quarter ending October 3, 2010.

•                  Total backlog was $6.5 billion at October 2, 2011 compared to $6.7 billion at March 31, 2011.

•                  Income before interest, income taxes, and noncontrolling interest as a percentage of sales was 13.3% which reflects a continued focus on company-wide cost management and efficiency improvements, as well as an $18.0 million benefit from a favorable contract resolution on a program within Armament Systems.

•                  A higher effective tax rate of 35.3% primarily due to the lack of the benefit that was realized in fiscal 2011 from the settlement of the examination of the fiscal 2007 and 2008 tax returns.

•                  ATK repaid the remaining principal amount of its 2.75% Convertible Senior Subordinated Notes due 2011 (“the 2.75% Convertible Notes due 2011”).

•                  On August 2, 2011, ATK’s Board of Directors declared a quarterly cash dividend of $0.20 per share to stockholders of record on September 7, 2011.  The dividend was paid on September 29, 2011.

Notable events for fiscal 2012

•                  On May 12, 2011, ATK was notified by the U.S. Army that the Company had not been awarded a contract for the continued operation and maintenance of the Radford U.S. Army ammunition plant (“RFAAP”).  ATK requested a Government Accountability Office (“GAO”) review of the RFAAP competition decision after receiving a debriefing from the United

States Army.  ATK was informed in August 2011 that ATK’s protest of the award resulted in the U.S. Army deciding to take corrective action including amending the solicitation, reopening discussions, and requesting and evaluating revised proposals.  ATK submitted a revised proposal October 2011 and filed a pre-award protest with the GAO as ATK did not believe that the U.S. Army took the appropriate corrective actions.  See further discussion within the Outlook section below.

•                  On July 11, 2011, John L. Shroyer, Senior Vice President and Chief Financial Officer of ATK notified ATK of his intention to resign from his position following ATK’s release of its first quarter earnings.  Effective August 8, 2011, Thomas G. Sexton became the Company’s Vice President and Interim Chief Financial Officer.  Prior to the appointment, Mr. Sexton, served as ATK’s Vice President and Controller, and is a 25-year veteran of ATK with an extensive background in all aspects of both corporate and operational finance.

•                  Effective October 1, 2011, ATK relocated its corporate headquarters to Arlington, VA.  ATK believes the move will provide the Company with opportunities for increased engagement with its customers and Congress, as well as with its aerospace and defense industry peers located in the region.

•                  On November 1, 2011, ATK’s Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on December 29, 2011, to stockholders of record on December 7, 2011.

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

The Administration’s fiscal year 2011 budget report, released on February 1, 2010, proposed canceling NASA’s Constellation space exploration program.  The President’s GFY 2012 budget released in February 2011 identified funding for the replacement to Constellation’s crew launch vehicle, designated the Space Launch System (“SLS”).  Congress directed that to the maximum extent possible, SLS should utilize hardware developed for the Constellation program.  On September 14, 2011, NASA and key legislative leaders jointly announced the baseline design for SLS.  ATK’s five-segment solid rocket motors were selected as the propulsion system for the first two SLS test flights.  At the same time, NASA announced that it will hold a competition for the final design of the propulsion system for SLS.  ATK expects to aggressively compete for this future contract.

Congress will determine the funding level for NASA as well as the line item in NASA’s budget for the SLS program.  Both the House and Senate Appropriations Committees have fully funded SLS, reflective of the broad, bi-partisan support this new launch vehicle has.  ATK’s current best estimate of fiscal 2012 sales related to the program is approximately $300 million.  In fiscal 2011, NASA sales relating to the Constellation contracts were approximately $415 million.

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

As of October 2, 2011 ATK had approximately:

•                  $53 million of billed and unbilled receivables directly related to the program

•                  $82 million of net property, plant, and equipment and other assets related to the Constellation and other contracts, and

•                  $515 million of goodwill recorded related to the Space Systems Operations reporting unit

All of these assets would be subject to impairment testing if significant changes are made to the Constellation program and related contracts in future periods.

As discussed above, on May 12, 2011, ATK was notified by the U.S. Army that the Company had not been awarded a contract for the continued operation and maintenance of the RFAAP.  ATK requested a Government Accountability Office (“GAO”) review of the RFAAP competition decision after receiving a debriefing from the United States Army.  ATK was informed in August 2011 that ATK’s protest of the award resulted in the U.S. Army deciding to take corrective action including amending the solicitation, reopening discussions, and requesting and evaluating revised proposals.   ATK submitted a revised proposal in October 2011 and filed a pre-award protest with the GAO as ATK did not believe that the U.S. Army took the appropriate corrective actions.  Loss of the Radford facility management contract would reduce Armament System’s and ATK’s sales and profit.  ATK would continue to operate its New River Energetics facility located at RFAAP, which supports ATK’s commercial business, international program efforts and other business not directly associated with the RFAAP contract, and therefore ATK does not expect to lose all revenues associated with this division in the event that ATK ultimately loses the contract.  External sales and EBIT from the RFAAP contract were approximately $233 million and $14 million, respectively, during ATK’s fiscal 2011.  ATK is currently under contract to operate the RFAAP through February 29, 2012.  Therefore, there will be continued Radford revenues into fiscal 2012.

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

Sales

The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 14% and 14% of total external sales during the six months ended October 2, 2011 and October 3, 2010, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended				Six Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change	October 2, 2011	October 3, 2010	$ Change	% Change
Aerospace Systems	$332,657	$376,368	$(43,711)	(11.6)%	$686,305	$745,732	$(59,428)	(8.0)%
Armament Systems	358,201	442,653	(84,452)	(19.1)%	705,118	881,553	(176,435)	(20.0)
Missile Products	169,903	159,505	10,398	6.5%	315,335	315,818	(482)	(0.2)%
Security and Sporting	248,657	230,709	17,948	7.8%	477,915	468,283	9,632	2.1%
Total external sales	$1,109,418	$1,209,235	$(99,817)	(8.3)%	$2,184,673	$2,411,386	$(226,712)	(9.4)%

The fluctuation in sales was driven by the program-related changes within the operating segments as described below.

Quarter:

Aerospace Systems.  The decrease in sales was driven by:

•                  a $51,600 decrease in space systems operations resulting from lower Ares I program sales due to shifts in NASA funding priorities and the completion of the Space Shuttle Program, partially offset by higher sales volumes in strategic and commercial systems and flare and decoys over the prior year period.

This decrease was partially offset by a $7,300 increase in aerospace structures resulting from higher production volumes on a commercial aircraft structures program.

Armament Systems.  The decrease in sales was driven by:

•               a $50,400 decrease in small-caliber systems primarily due to lower small-caliber ammunition and modernization sales volume and a favorable contract resolution,

•               a $25,300 decrease in integrated weapon systems which was driven by lower volumes across multiple medium-caliber gun and ammunition programs, and

•               a decrease of $25,200 in energetic systems which was driven by reductions in modernization funding due to the completion of those contracts and lower volume of TNT sales, partially offset by higher sales volume on the MK90 propellant program.

These decreases were partially offset by a $13,200 increase in advanced weapons driven by higher production levels across multiple combat system programs.

Missile Products.  The increase in sales was primarily the result of a $13,600 increase in propulsion and controls driven by higher sales volumes across multiple rocket boosters and controls programs.

Security and Sporting.  The increase in sales was driven by:

•                  a $12,300 increase in ammunition driven by higher sales volumes in domestic and international trade channels due to demand, and

•                  an increase of $5,500 in accessories resulting primarily from higher sales volume on the Modular Lightweight Load-Carrying Equipment (“MOLLE”) program.

Six Months:

Aerospace Systems.  The decrease in sales was driven by:

•                  a $94,500 decrease in space systems operations primarily resulting from lower Ares I program sales due to shifts in NASA funding priorities, the completion of the Space Shuttle Program, and the termination of the Launch Abort System, partially offset by higher strategic and commercial systems and flare and decoy sales over the prior year period.

This decrease was partially offset by a $34,300 increase in aerospace structures primarily resulting from higher production volumes on commercial aircraft structures programs.

Armament Systems.  The decrease in sales was driven by:

•               a $96,000 decrease in small-caliber systems primarily due to lower small-caliber ammunition and modernization sales volume and a favorable contract resolution,

•               a decrease of $60,900 in energetic systems which was driven by reductions in modernization funding due to the completion of those contracts and lower volume of TNT sales, partially offset by higher sales volume on the MK90 propellant program, and

•               a $37,000 decrease in integrated weapon systems which was driven by lower volumes across multiple medium-caliber gun and ammunition programs.

These decreases were partially offset by an $18,000 increase in advanced weapons driven by higher production levels across multiple combat system programs.

Missile Products.  Results for this group were relatively flat period over period.  The slight decrease in sales was driven by:

•                a $12,000 decrease in missile systems and components due to lower volumes across multiple programs, and

•                an $11,400 decrease in defense electronic systems due to timing of sales on missile programs.

These decreases were partially offset by a $21,900 increase in propulsion and controls driven by higher sales volumes across multiple rocket boosters and controls programs.

Security and Sporting.  The increase in sales was driven by:

•                  an increase of $13,400 in accessories resulting primarily from higher sales volume on the Modular Lightweight Load-Carrying Equipment (“MOLLE”) program, as well as slightly higher sales resulting from the timing of the April 2010 Blackhawk acquisition.

Gross Profit

	Quarters Ended					Six Months Ended
	October 2, 2011	As a % of Sales	October 3, 2010	As a % of Sales	Change	October 2, 2011	As a % of Sales	October 3, 2010	As a % of Sales	Change

Gross profit	$261,256	23.5%	$251,090	20.8%	$10,166	$506,480	23.2%	$503,354	20.9%	$3,126

Quarter.

The increase in gross profit for the quarter is primarily driven by higher sales in Security and Sporting and Missile Products as well as an $18,000 benefit from a favorable contract resolution on a program within Armament Systems.  These increases were partially offset by lower overall sales in Armament Systems and Aerospace Systems, as well as the absence of a $6,300 favorable settlement within Armament Systems in the second quarter of fiscal 2011 related to legal action ATK initiated against the designer of the TNT production line.

Six Months:

The increase in gross profit for the quarter is driven by an $18,000 benefit from a favorable contract resolution on a program within Armament Systems, improved operating efficiencies and cost management initiatives, as well as a $5,400 gain on the sale of a non-essential parcel of land in fiscal 2012.  These increases were partially offset by the absence of the $6,300 favorable legal settlement in fiscal 2011 discussed above and lower overall sales.

Operating Expenses

	Quarters Ended					Six Months Ended
	October 2, 2011	As a % of Sales	October 3, 2010	As a % of Sales	Change	October 2, 2011	As a % of Sales	October 3, 2010	As a % of Sales	Change
Research and development	$14,886	1.3%	$15,767	1.3%	$(881)	$27,088	1.2%	$29,655	1.2%	$(2,567)
Selling	42,006	3.8%	38,889	3.2%	3,117	81,432	3.7%	79,250	3.3%	2,182
General and administrative	56,958	5.1%	62,076	5.1%	(5,118)	120,014	5.5%	127,038	5.3%	(7,024)
Total	$113,850	10.3%	$116,732	9.6%	$(2,882)	$228,534	10.5%	$235,943	9.8%	$(7,409)

Quarter.

Operating expenses decreased $2,882 from the prior year period.  Research and development costs were slightly lower consistent with declining NASA and Radford sales volumes.  General and administrative expenses were lower which was attributable to continued cost management initiatives and the settlement of an insurance claim, partially offset by higher pension expense and costs related to strategic growth initiatives.  These decreases were partially offset by higher selling expenses to support sales growth in commercial ammunition and contract proposal efforts.

Six Months:

Operating expenses decreased $7,409 from the prior year period.  This decrease was attributable to a reduction in research and development.  General and administrative expenses were also lower which was attributable to continued cost management initiatives and the settlement of an insurance claim, partially offset by higher pension expense and costs related to strategic growth initiatives.

Partially offsetting these decreases was an increase in selling expenses to support sales growth in commercial ammunition and contract proposal efforts.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarters Ended			Six Months Ended
	October 2, 2011	October 3, 2010	Change	October 2, 2011	October 3, 2010	Change
Aerospace Systems	$37,673	$38,765	$(1,092)	$80,219	$74,564	$5,655
Armament Systems	75,564	53,495	22,069	123,368	103,136	20,232
Missile Products	20,936	11,776	9,160	38,017	28,300	9,717
Security and Sporting	23,330	32,289	(8,959)	52,650	65,265	(12,615)
Corporate	(10,097)	(1,967)	(8,130)	(16,308)	(3,854)	(12,454)
Total	$147,406	$134,358	$13,048	$277,946	$267,411	$10,535

The fluctuation in income before interest, income taxes, and noncontrolling interest from the prior year periods was due to program-related changes within the operating segments as described below.

Quarter:

Aerospace Systems.  The decrease relates to lower sales volume within space systems operations as discussed above, partially offset by higher sales volume and improved operating performance within aerospace structures.

Armament Systems.  The increase is the result of the favorable contract resolution discussed above and improved operating efficiencies, partially offset by lower overall sales as discussed above.

Missile Products.  The increase was primarily driven by improved performance on missile warning systems and tactical rocket motor programs, higher sales in propulsion and controls as discussed above, and the absence of investments made in precision missile programs in the prior year.  These increases were partially offset by fewer incentive fees on booster and controls programs in the current year period.

Security and Sporting.  The decrease primarily reflects a shift in demand toward lower-margin ammunition, and higher raw material costs.

Corporate.  Corporate income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The increase from the prior year is driven by costs related to strategic growth initiatives, higher pension expense, and higher intercompany profit eliminations, slightly offset by the settlement of an insurance claim.

Six Months:

Aerospace Systems.  The increase relates to higher sales volume within aerospace structures, a $5,400 gain on the sale of a non-essential parcel of land to the State of Utah during fiscal 2012, and improved operating efficiencies.  These increases were partially offset by lower sales volume within space systems operations as discussed above.

Armament Systems.  The increase is the result of the favorable contract resolution discussed above and improved operating efficiencies, partially offset by lower overall sales as discussed above.

Missile Products.  The increase was primarily driven by improved performance on missile warning systems and tactical rocket motor programs, as well as higher sales in propulsion and controls as discussed above, partially offset by fewer incentive fees on booster and controls programs in the current year period.

Security and Sporting.  The decrease primarily reflects a shift in demand toward lower-margin ammunition, and higher raw material costs.

Corporate.  Corporate income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The increase from the prior year is driven by costs related to strategic growth initiatives, higher pension expense, and higher intercompany profit eliminations.  These increases were slightly offset by the settlement of an insurance claim.

Net Interest Expense

Quarter:

Net interest expense for the quarter ended October 2, 2011 was $23,621, an increase of $3,334 compared to $20,287 in the comparable quarter of fiscal 2011 primarily due to the issuance of new debt during the prior fiscal year which increased the amount outstanding and ATK’s average borrowing rate.

Six Months:

Net interest expense for the six months ended October 2, 2011 was $49,921, an increase of $12,005 compared to $37,916 in the comparable quarter of fiscal 2011 primarily due to the issuance of new debt during the prior fiscal year which increased the amount outstanding and ATK’s average borrowing rate.

Income Tax Provision

	Quarters Ended					Six Months Ended
	October 2, 2011	Effective Rate	October 3, 2010	Effective Rate	Change	October 2, 2011	Effective Rate	October 3, 2010	Effective Rate	Change

Income tax provision	$43,677	35.3%	$16,686	14.6%	$26,991	$76,223	33.4%	$57,333	25.0%	$18,890

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

Quarter:

The income tax provisions for the quarters ended October 2, 2011 and October 3, 2010 represent effective tax rates of 35.3% and 14.6%, respectively.  The increase in the current quarter rate is primarily due to the lack of the benefit that was realized in fiscal 2011 from the settlement of the examination of the fiscal 2007 and 2008 tax returns.

Six Months.

The income tax provisions for the six months ended October 2, 2011 and October 3, 2010 represent effective tax rates of 33.4% and 25.0%, respectively.  The increase in the current period rate is primarily due to the lack of the benefit that was realized in fiscal 2011 from the settlement of the examination of the fiscal 2007 and 2008 tax returns, partially offset by a discrete revaluation of the deferred tax assets caused by a change in tax law.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2005.  As of October 2, 2011, the IRS had completed the audits of ATK through fiscal 2008.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $647 reduction of the unrecognized tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $415 based on current estimates.

Net Income

Quarter:

Net income for the quarter ended October 2, 2011 was $80,108, a decrease of $17,277 compared to $97,385 in the second quarter of fiscal 2011. This decrease was driven by a $26,991 increase in income tax expense, a $1,906 increase in operating expenses, and higher net interest expense of $3,334.  These decreases were partially offset by a $14,954 increase in gross profit.

Six Months:

Net income for the six months ended October 2, 2011 was $151,802, a decrease of $20,360 compared to $172,162 in comparable period of fiscal 2011. This decrease was driven by a $18,890 increase in income tax expense and higher net interest expense of $12,005.  These decreases were partially offset by a $7,914 increase in gross profit and a reduction in operating expenses of $2,621.

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

Cash Flow Summary

Following ATK’s normal pattern, cash from operations was negative for the first quarter and slightly positive by the end of the first half of fiscal 2012.  Cash flows used for operations included the impact of a $61,600 pension contribution, lower tax payments, as well as increased working capital, primarily due to the timing of payments and collections, and increased inventory to support expected sales growth in Security and Sporting.  Capital expenditures in the first half of fiscal 2012 were $73,879, a bit higher than normal, primarily due to investments to complete our new aerospace structures composites manufacturing facility in Utah during the first quarter. We expect capital expenditures to trend lower during the remainder of the fiscal year.

ATK’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended October 2, 2011 and October 3, 2010 are summarized as follows:

	October 2, 2011	October 3, 2010	Change
Cash flows provided by operating activities	$5,814	$12,227	$(6,413)
Cash flows used for investing activities	(66,569)	(225,380)	158,811
Cash flows (used for) provided by financing activities	(370,748)	84,920	(455,668)
Net cash flows	$(431,503)	$(128,233)	$(303,270)

Operating Activities.

Net cash provided by operating activities decreased $6,413 compared to the prior year period.  This decrease was driven by a $61,600 funding payment to the pension trust during the current year and a $16,866 increase in cash used for working capital. These decreases were partially offset by approximately $51,343 less cash used to pay taxes in the current year and the absence of the repayment of a government grant which occurred in fiscal 2011.

Cash used for working capital is defined as net receivables plus long-term receivables plus net inventories, less accounts payables and contract advances.

Investing Activities.

Net cash used for investing activities decreased by $158,811 primarily due to the lack of $172,251 paid in fiscal 2011 to acquire Blackhawk.  Additionally, a $20,705 increase in the amount of cash used for capital expenditures in fiscal 2012 was partially offset by proceeds from the disposition of a non-essential parcel of land within Aerospace Systems during the current year.

Financing Activities.

Net cash used for financing activities decreased $455,668 to $370,748 compared to $84,920 of cash generated in the prior year.  This decrease was primarily due to the lack of $350,000 in proceeds received from the issuance of the 6.875% Senior Subordinated Notes in the prior year, the repurchase of $49,991 of ATK’s common stock, and the payment of $13,328 of dividends to ATK stockholders during the current period.  In addition, ATK used $299,997 to repay the 2.75% Convertible Notes due 2011 this year compared to $257,813 used to extinguish the Term A Loan in the prior year period.

Liquidity

In addition to ATK’s normal operating cash requirements, the Company’s principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends, and any strategic acquisitions.  ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK’s debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility.  ATK’s other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances.

ATK paid cash dividends totaling $13,328 on its common stock during the first six months of fiscal 2012.  On November 1, 2011, ATK’s Board of Directors declared a quarterly cash dividend.  The $0.20 per share dividend will be payable on December 29, 2011, to stockholders of record on December 7, 2011.  The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, tone of business, capital requirements, credit ratings and the availability and cost of obtaining new debt.  We cannot be certain that ATK will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.

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

Long-Term Debt and Credit Facilities

As of October 2, 2011 ATK had actual total indebtedness of $1,308,741 and the $600,000 Revolving Credit Facility provided for the potential of additional borrowings up to $422,702.  There were no outstanding borrowings under the Revolving Credit Facility as of October 2, 2011, although ATK had outstanding letters of credit of $177,298 which reduced amounts available under the facility.

For the periods presented, ATK’s indebtedness consisted of the following:

	October 2, 2011	March 31, 2011
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$380,000	$390,000
Revolving Credit Facility due 2015	—	—
2.75% Convertible Senior Subordinated Notes due 2011	3	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	1,329,456	1,639,453
Less: Unamortized discounts	20,715	29,744
Carrying amount of long-term debt	1,308,741	1,609,709
Less: current portion	20,003	320,000
Carrying amount of long-term debt, excluding current portion	$1,288,738	$1,289,709

See Note 11 “Long-Term Debt” to the consolidated financial statements in Part II, Item 8 of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, for a detailed discussion of these borrowings.

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

2.75% Convertible Notes due 2011

ATK’s 2.75% Convertible Notes due 2011 matured on September 15, 2011.  Holders of $3 chose to convert their notes at a conversion rate of 10.4208 shares of ATK’s common stock per $1 principal amount (a conversion price of $95.96), as allowed during the last month prior to maturity.  The remaining $3 was paid in cash in October 2011.

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

Rank and Guarantees

The 3.00% Convertible Notes, the 6.875% Notes due 2020, and the 6.75% Notes due 2016 rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK’s domestic subsidiaries.  The parent company has no independent assets or operations.  Subsidiaries of ATK other than the subsidiary guarantors are minor.  All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

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

	Senior Leverage Ratio	Leverage Ratio	Interest Coverage Ratio
Requirement	<2.50	<4.00	>3.00
Actual at October 2, 2011	0.64	2.10	8.49

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

Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of October 2, 2011, ATK was in compliance with the financial covenants and ATK expects to be in compliance with the covenants in all of its long-term debt agreements for the foreseeable future.

The indentures governing the 6.75% Notes, the 6.875% Notes due 2020, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity.  As of October 2, 2011, ATK was in compliance with the indentures and expects to be in compliance with the indentures for the foreseeable future.

Share Repurchases

ATK repurchased 742,000 shares of its outstanding common stock for $49,991 during the first half of fiscal 2012.  In fiscal 2009, ATK repurchased 299,956 shares for $31,609.  See Note 14 to the consolidated financial statements in Part II, Item 8 of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. ATK’s 6.75% Senior Subordinated Notes and 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of October 2, 2011, this limit was approximately $665,000. As of October 2, 2011, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010.

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

On or about April 10, 2006, a former employee filed a qui tam complaint in federal court alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States DOJ on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  On January 3, 2011, the trial court issued a scheduling order setting a preliminary trial date of January 23, 2012.  Subsequently, the trial court revised its schedule and moved the preliminary trial date to February 21, 2012.  Discovery in the case is substantially complete.  Pre-trial motion practice is underway.  The parties to the lawsuit have agreed to engage in mediation in an effort to settle this matter.  Mediation is currently expected to begin November 14, 2011.

ATK denies any allegations of improper conduct.  Based on what is known to ATK about the subject matter of the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct.  Although it is not possible at this time to predict the outcome of the litigation or mediation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.  Some potential, however, does remain for an adverse judgment or settlement that could be material to ATK’s financial position, results of operations, or cash flows.  As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 0.75% and 2.50% as of October 2, 2011 and March 31, 2011, respectively.

ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	October 2, 2011		March 31, 2011
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,533)	$35,377	$(59,869)	$34,337
Unamortized discount	2,764	(1,424)	7,983	(3,862)
Present value amounts (payable) receivable	$(57,769)	$33,953	$(51,886)	$30,475

As of October 2, 2011, the estimated discounted range of reasonably possible costs of environmental remediation was $57,769 to $91,090.

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

With respect to ATK’s commercial ammunition business, ATK has a strategic sourcing and price strategy to mitigate risk from commodity price fluctuation. ATK has initiated price increases to minimize the impact of increased commodity costs. To date, our efforts have largely been successful, but some channels have been impacted due to market pressures, timing of price increases introduced into the marketplace, and timing of commodity purchases. ATK will continue to evaluate the need for future price changes in light of these trends, ATK’s competitive landscape, and its financial results. If commodity costs continue to change, and if ATK is unable to offset these changes with price changes, ATK’s future results from operations and cash flows could be materially impacted.

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

There have been no material changes in ATK’s market risk during the quarter ended October 2, 2011. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of October 2, 2011, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On or about April 10, 2006, a former employee filed a qui tam complaint in federal court alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States Department of Justice (“DOJ”) on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  On January 3, 2011, the trial court issued a scheduling order setting a preliminary trial date of January 23, 2012.  Subsequently, the trial court revised its schedule and moved the preliminary trial date to February 21, 2012.  Discovery in the case is substantially complete.  Pre-trial motion practice is underway.  The parties to the lawsuit have agreed to engage in mediation in an effort to settle this matter.  Mediation is currently expected to begin November 14, 2011.

ATK denies any allegations of improper conduct.  Based on what is known to ATK about the subject matter of the complaint, ATK does not believe that it has violated any law or regulation and believes it has valid defenses to all allegations of improper conduct.  Although it is not possible at this time to predict the outcome of the litigation or mediation, ATK believes, based on all available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows.  Some potential, however, does remain for an adverse judgment or settlement that could be material to ATK’s financial position, results of operations, or cash flows.  As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 4 – July 31	61	$72.26	—
August 1 – August 28	227	56.83	—
August 29 – October 2	808	59.09	—
Fiscal quarter ended October 2, 2011	1,096	$59.35	—	3,958,000

(1)        All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)  On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares.  The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million, and during the quarter ended July 3, 2011, ATK repurchased 742,000 shares for $50.0 million.  As of October 2, 2011, there were 3,958,000 remaining shares authorized to be repurchased.

The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK’s debt instruments as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Debt,” is incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

10.1	Alliant Techsystems Inc. Executive Officer Incentive Plan (As Amended and Restated Effective August 2, 2011) (Exhibit 10.1 to Form 8-K dated August 1, 2011).
10.2	Description of Compensatory Arrangement for Thomas G. Sexton, the Registrant’s Vice President and Interim Chief Financial Officer (Item 5.02 of Form 8-K dated August 1, 2011).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: November 4, 2011	By:	/s/ Thomas G. Sexton
	Name:	Thomas G. Sexton
	Title:	Vice President and Interim Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)