Form 10-Q
period 2012-01-01
ALLIANT TECHSYSTEMS INC
filed 2012-02-07
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

As of January 29, 2012, 33,012,079 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
(In thousands except per share data)	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Sales	$1,117,484	$1,129,290	$3,302,157	$3,540,676
Cost of sales	871,680	896,490	2,549,873	2,804,521
Gross profit	245,804	232,800	752,284	736,155
Operating expenses:
Research and development	14,624	12,733	41,711	42,388
Selling	39,989	39,011	121,421	118,262
General and administrative	85,767	54,628	205,781	181,666
Income before interest, income taxes, and noncontrolling interest	105,424	126,428	383,371	393,839
Interest expense	(19,783)	(25,234)	(69,933)	(63,278)
Interest income	203	190	431	318
Income before income taxes and noncontrolling interest	85,844	101,384	313,869	330,879
Income tax provision	36,085	31,108	112,308	88,440
Net income	49,759	70,276	201,561	242,439
Less net income attributable to noncontrolling interest	74	95	368	367
Net income attributable to Alliant Techsystems Inc.	$49,685	$70,181	$201,193	$242,072

Alliant Techsystems Inc.’s earnings per common share:
Basic	$1.52	$2.11	$6.10	$7.28
Diluted	1.51	2.09	6.06	7.21

Alliant Techsystems Inc.’s weighted-average number of common shares outstanding:
Basic	32,781	33,320	32,966	33,267
Diluted	32,955	33,625	33,181	33,586

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Amounts in thousands except share data)	January 1, 2012	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$355,481	$702,274
Net receivables	961,184	945,611
Net inventories	333,226	242,028
Income tax receivable	—	22,228
Deferred income tax assets	70,990	65,843
Other current assets	52,631	81,249
Total current assets	1,773,512	2,059,233
Net property, plant, and equipment	601,343	587,749
Goodwill	1,251,536	1,251,536
Deferred income tax assets	97,673	100,519
Deferred charges and other non-current assets	527,003	444,808
Total assets	$4,251,067	$4,443,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$320,000
Accounts payable	224,991	292,281
Contract advances and allowances	120,638	121,927
Accrued compensation	105,195	135,442
Accrued income taxes	19,066	—
Other accrued liabilities	281,974	193,836
Total current liabilities	776,864	1,063,486
Long-term debt	1,280,360	1,289,709
Postretirement and postemployment benefits liabilities	118,868	126,012
Accrued pension liability	636,671	671,356
Other long-term liabilities	118,006	127,160
Total liabilities	2,930,769	3,277,723
Commitments and contingencies (Note 15)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—32,976,504 shares at January, 1, 2012 and 33,519,072 shares at March 31, 2011	330	335
Additional paid-in-capital	556,808	559,279
Retained earnings	2,186,923	2,005,651
Accumulated other comprehensive loss	(777,751)	(787,077)
Common stock in treasury, at cost— 8,578,945 shares held at January 1, 2012 and 8,036,377 shares held at March 31, 2011	(655,744)	(621,430)
Total Alliant Techsystems Inc. stockholders’ equity	1,310,566	1,156,758
Noncontrolling interest	9,732	9,364
Total stockholders’ equity	1,320,298	1,166,122
Total liabilities and stockholders’ equity	$4,251,067	$4,443,845

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED
(In thousands)	January 1, 2012	January 2, 2011
Operating activities
Net income	$201,561	$242,439
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	69,165	71,683
Amortization of intangible assets	8,357	8,388
Amortization of debt discount	10,651	12,795
Amortization of deferred financing costs	3,753	3,766
Deferred income taxes	(7,945)	14,703
(Gain) loss on disposal of property	(4,679)	2,560
Share-based plans expense	8,321	7,648
Excess tax benefits from share-based plans	(23)	(465)
Changes in assets and liabilities:
Net receivables	(112,251)	(221,033)
Net inventories	(91,197)	(33,496)
Accounts payable	(55,274)	(28,094)
Contract advances and allowances	(1,289)	15,698
Accrued compensation	(40,852)	(61,438)
Accrued income taxes	37,500	(41,384)
Pension and other postretirement benefits	25,780	66,638
Other assets and liabilities	73,162	66,297
Cash provided by operating activities	124,740	126,705
Investing activities
Capital expenditures	(97,916)	(72,986)
Acquisition of business (Note 4)	—	(172,251)
Proceeds from the disposition of property, plant, and equipment	7,329	333
Cash used for investing activities	(90,587)	(244,904)
Financing activities
Payments made on bank debt	(15,000)	(8,438)
Payments made to extinguish debt	(300,000)	(537,576)
Proceeds from issuance of long-term debt	—	750,000
Payments made for debt issue costs	—	(19,893)
Purchase of treasury shares	(49,991)	—
Dividends paid	(19,921)	—
Proceeds from employee stock compensation plans	3,943	7,645
Excess tax benefits from share-based plans	23	465
Cash (used for) provided by financing activities	(380,946)	192,203
(Decrease) Increase in cash and cash equivalents	(346,793)	74,004
Cash and cash equivalents - beginning of period	702,274	393,893
Cash and cash equivalents - end of period	$355,481	$467,897

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$2,102	$5,423

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Amounts in thousands except share	Common Stock $.01 Par Value		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total
data)	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
For the nine months ended January 1, 2012:
Balance at March 31, 2011	33,519,072	$335	$559,279	$2,005,651	$(787,077)	$(621,430)	$9,364	$1,166,122
Comprehensive income:
Net income		—	—	201,193	—	—	368	201,561
Other comprehensive income (see Note 8):
Adjustments, net		—	—	—	9,326	—	—	9,326
Comprehensive income								210,887
Exercise of stock options	71,919	—	(1,592)	—	—	5,535	—	3,943
Restricted stock grants	72,646	—	(7,188)	—	—	7,188	—	—
Share-based compensation	—	—	8,339	—	—	—	—	8,339
Treasury stock purchased	(742,000)	—	—	—	—	(49,991)	—	(49,991)
Performance shares issued net of treasury stock withheld	59,638	—	(7,105)	—	—	4,773	—	(2,332)
Tax benefit related to share based plans and other	—	—	3,557	—	—	—	—	3,557
Dividends paid	—	—	—	(19,921)	—	—	—	(19,921)
Employee benefit plans and other	(4,771)	(5)	1,518	—	—	(1,819)	—	(306)
Balance at January 1, 2012	32,976,504	$330	$556,808	$2,186,923	$(777,751)	$(655,744)	$9,732	$1,320,298

For the nine months ended January 2, 2011:
Balance at March 31, 2010	33,047,018	$330	$578,046	$1,699,176	$(821,086)	$(657,872)	$8,828	$807,422
Comprehensive income:
Net income		—	—	242,072	—	—	367	242,439
Other comprehensive income (see Note 8):
Adjustments, net		—	—	—	36,466	—	—	36,466
Comprehensive income								278,905
Exercise of stock options	142,123	—	(3,346)	—	—	10,991	—	7,645
Restricted stock grants	82,885	—	(6,617)	—	—	6,617	—	—
Share-based compensation	—	—	7,648	—	—	—	—	7,648
Performance shares issued net of treasury stock withheld	139,342	—	(17,193)	—	—	10,689	—	(6,504)
Tax benefit related to share based plans and other	—	—	8,770	—	—	—	—	8,770
Dividends Declared.	—	—	—	(6,725)	—	—	—	(6,725)
Employee benefit plans and other	(5,758)	4	239	—	—	(658)	—	(415)
Balance at January 2, 2011	33,405,610	$334	$567,547	$1,934,523	$(784,620)	$(630,233)	9,195	$1,096,746

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended January 1, 2012

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“fiscal 2011”).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of January 1, 2012, and its results of operations for the quarters and nine months ended January 1, 2012 and January 2, 2011, and cash flows for the nine months ended January 1, 2012 and January 2, 2011.

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

On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”).  This update revises the manner in which entities must present comprehensive income in their financial statements.  ASU 2011-05 gives entities the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in either of the following ways: (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and interim periods within those years (ATK’s fiscal 2013). On December 23, 2011, the FASB deferred the effective date for the changes that related to the presentation of reclassification adjustments and their presentation in the financial statements.  ATK does not believe the adoption of ASU 2011-05 will have a material impact on its financial statements.

On September 15, 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). Under the revised guidance, entities testing goodwill for impairment will have the option to perform a qualitative assessment before calculating the fair value of their reporting units (i.e., step 1 of the goodwill impairment test under the historical rules).  If entities determine, on the basis of qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The new guidance does not change how goodwill is calculated or assigned to reporting units, nor does it amend the requirement to test goodwill annually or between annual tests if circumstances warrant.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (ATK’s fiscal 2013).  ATK does not believe the adoption of this ASU will have a material impact on its financial statements.

On December 16, 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 360), Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this guidance are to be retrospectively applied for all comparative periods presented for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, beginning in fiscal 2014 for ATK. ATK does not believe the adoption of this ASU will have a material impact on its financial statements.

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

The following tables set forth by level within the fair value hierarchy ATK’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of January 1, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$10,877	$—
Derivatives	—	9,791	—

Liabilities
Derivatives	$—	$12,934	$—

	As of March 31, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$9,470	$—
Derivatives	—	49,407	—

Liabilities
Derivatives	$—	$—	$—

The following table presents ATK’s assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of January 1, 2012		As of March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$930,360	$974,381	$1,219,709	$1,303,466
Variable rate debt	375,000	352,500	390,000	386,100

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

5.     Goodwill and Deferred Charges and Other Non-Current Assets

The carrying amount of goodwill by operating segment as of January 1, 2012 is as follows:

	Aerospace Systems	Armament Systems	Missile Products	Security and Sporting	Total
Balance at January 1, 2012	$676,516	$124,558	$242,389	$208,073	$1,251,536

The goodwill recorded above within Aerospace Systems is presented net of $108,500 of accumulated impairment losses.

Deferred charges and other non-current assets consist of the following:

	January 1, 2012	March 31, 2011
Gross debt issuance costs	$27,613	$34,823
Less accumulated amortization	(8,591)	(12,047)
Net debt issuance costs	19,022	22,776
Other intangible assets	123,494	131,850
Long term receivables	285,614	188,935
Long term inventory	13,743	11,061
Environmental remediation receivable	29,465	26,761
Commodity forward contracts	1,824	12,619
Other non-current assets	53,841	50,806
Total deferred charges and other non-current assets	$527,003	$444,808

The long term receivables represent unbilled receivables on long term commercial aerospace contracts and other programs that ATK does not expect to collect within the next fiscal year.

Included in deferred charges and other non-current assets in the table above is $38,988 of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite, and amortizing assets as follows:

	January 1, 2012			March 31, 2011
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	$66,060	$(7,945)	$58,115	$66,060	$(4,592)	$61,468
Technology	17,400	(4,218)	13,182	17,400	(2,410)	14,990
Customer relationships and other	34,185	(20,987)	13,198	34,185	(17,791)	16,394
Total	$117,645	$(33,150)	$84,495	$117,645	$(24,793)	$92,852

The assets identified in the table above are being amortized over their estimated useful lives over a weighted average remaining period of approximately 10.7 years. Amortization expense for the quarter and nine months ended January 1, 2012 was $5,568 and $8,357, respectively.  Amortization expense for the quarter and nine months ended January 2, 2011 was $2,888 and $8,388, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2012	$2,719
Fiscal 2013	11,077
Fiscal 2014	10,210
Fiscal 2015	9,260
Fiscal 2016	7,829
Thereafter	43,400
Total	$84,495

6.     Earnings Per Share Data

Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 11) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarters and nine months ended January 1, 2012 and January 2, 2011, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Nine Months Ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Weighted-average basic shares outstanding	32,781	33,320	32,966	33,267
Dilutive effect of stock-based awards	174	305	215	319
Weighted-average diluted shares outstanding	32,955	33,625	33,181	33,586

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	29	5	5	5

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

ATK entered into forward contracts for copper and zinc during fiscal 2012, 2011 and 2010.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity.  Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.

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

As of January 1, 2012, ATK had the following outstanding commodity forward contracts in place:

Quantity Hedged (in pounds)
Copper	25,750,000
Zinc	8,595,000

The table below presents the fair value and location of ATK’s derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of the periods presented:

		Asset Derivatives		Liability Derivatives
		Fair value as of		Fair value as of
	Location	January 1, 2012	March 31, 2011	January 1, 2012	March 31, 2011
Commodity forward contracts	Other current assets / other accrued liabilities	$7,967	$36,398	12,686	$—
Commodity forward contracts	Deferred charges and other non-current assets / other long-term liabilities	1,824	12,619	248	—
Foreign currency forward contracts	Other current assets / other accrued liabilities	—	390	—	—
Total		$9,791	$49,407	$12,934	$—

Due to the nature of ATK’s business, the benefits and risks associated with the commodity contracts may be passed on to the customer and not realized by ATK.

For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Quarter ended January 1, 2012
Commodity forward contracts	$(3,143)	Cost of Sales	$2,908	Cost of Sales	$—
Quarter ended January 2, 2011
Commodity forward contracts	$64,585	Cost of Sales	$12,747	Cost of Sales	$—
Foreign currency forward contract	75	Cost of Sales	—	Cost of Sales	—

Nine Months ended January 1, 2012
Commodity forward contracts	$(3,143)	Cost of Sales	$22,138	Cost of Sales	$—
Nine Months ended January 2, 2011
Commodity forward contracts	$64,585	Cost of Sales	$29,552	Cost of Sales	$—
Foreign currency forward contract	75	Cost of Sales	—	Cost of Sales	—

All derivatives used by ATK during fiscal 2012 and 2011 were designated as and qualify to be accounted for as hedging instruments.

8.              Comprehensive Income

The components of comprehensive income, net of income taxes, for the periods presented below were as follows:

	Quarters Ended		Nine Months Ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Net income	$49,759	$70,276	$201,561	$242,439
Other comprehensive (loss) income:
Pension and other postretirement benefit liabilities, net of income taxes of $(8,724), $(7,539), $(26,173), and $(22,804), respectively	13,812	12,366	41,436	36,860
Change in fair value of derivatives, net of income taxes of $(3,875), $(6,210), $20,495, and $169, respectively	6,061	9,711	(32,056)	(264)
Change in fair value of available-for-sale securities, net of income taxes of $60, $(43), $34 and $83, respectively	(95)	67	(54)	(130)
Total other comprehensive income	19,778	22,144	9,326	36,466
Comprehensive income	69,537	92,420	210,887	278,905
Comprehensive income attributable to noncontrolling interest	74	95	368	367
Comprehensive income attributable to Alliant Techsystems Inc.	$69,463	$92,325	$210,519	$278,538

The components of accumulated OCI, net of income taxes, are as follows:

	January 1, 2012	March 31, 2011
Derivatives	$(1,957)	$30,099
Pension and other postretirement benefit liabilities	(776,980)	(818,416)
Available-for-sale securities	1,186	1,240
Total accumulated other comprehensive loss	$(777,751)	$(787,077)

The pre-tax activity in OCI related to the forward contracts discussed in Note 7 was as follows:

	Quarters Ended		Nine Months Ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Beginning of period unrealized (loss) gain in accumulated OCI	$(13,080)	$50,797	$49,408	$65,582
Increase (Decrease) in fair value of derivatives	12,845	26,610	(30,413)	28,630
Gains reclassified from OCI, offsetting the price paid to suppliers	(2,908)	(12,747)	(22,138)	(29,552)
End of period unrealized (loss) gain in accumulated OCI	$(3,143)	$64,660	$(3,143)	$64,660

There was no ineffectiveness recognized in earnings for these contracts during fiscal 2012 or 2011.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

9.              Inventories

Inventories consist of the following:

	January 1, 2012	March 31, 2011
Raw materials	$96,769	$97,942
Work/Contracts in process	116,195	53,499
Finished goods	120,262	90,587
Net inventories	$333,226	$242,028

10.       Other Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	January 1, 2012	March 31, 2011
Employee benefits and insurance, including pension and other postretirement benefits	$74,565	$63,956
Warranty	24,376	18,076
Litigation liability	25,500	—
Interest	18,084	2,103
Environmental remediation	5,104	4,160
Rebate	12,550	6,934
Deferred lease obligation	25,132	22,212
Commodity forward contracts	12,686	—
Federal excise tax	14,904	12,609
Other	69,073	63,786
Total other accrued liabilities — current	$281,974	$193,836

Environmental remediation	$53,607	$47,726
Management nonqualified deferred compensation plan	19,152	21,483
Non-current portion of accrued income tax liability	20,673	28,024
Deferred lease obligation	13,792	14,448
Commodity forward contracts	248	—
Other	10,534	15,479
Total other long-term liabilities	$118,006	$127,160

The litigation liability represents an accrual booked during the third quarter of fiscal 2012 related to a tentative litigation settlement (see Note 15).

ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are generally recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. During the third quarter of fiscal 2012, ATK adjusted the pre-existing LUU flare warranty reserve to capture the additional costs to retrofit existing customer inventory related to the tentative litigation settlement referenced above. The following is a reconciliation of the changes in ATK’s product warranty liability during fiscal 2012:

Balance at April 1, 2011	$18,076
Warranties issued	571
Payments made	(11)
Changes related to preexisting warranties	(352)
Balance at July 3, 2011	$18,284
Warranties issued	92
Payments made	(92)
Changes related to preexisting warranties	(1,706)
Balance at October 2, 2011	$16,578
Warranties issued	196
Payments made	(12)
Changes related to preexisting warranties	7,614
Balance at January 1, 2012	$24,376

11.       Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	January 1, 2012	March 31, 2011
Senior Credit Facility dated October 7, 2010 (1):
Term A Loan due 2015	$375,000	$390,000
Revolving Credit Facility due 2015	—	—
2.75% Convertible Senior Subordinated Notes due 2011 (2)	—	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020 (3)	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024 (4)	199,453	199,453
Principal amount of long-term debt	1,324,453	1,639,453
Less: Unamortized discounts	19,093	29,744
Carrying amount of long-term debt	1,305,360	1,609,709
Less: current portion	25,000	320,000
Carrying amount of long-term debt, excluding current portion	$1,280,360	$1,289,709

(1)          On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement (“the Senior Credit Facility”), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015.  The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015.  Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility.  Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin.  Each margin is based on ATK’s senior secured credit ratings.  Based on ATK’s current credit rating, the current base rate margin is 1.25% and the current Eurodollar margin is 2.25%.  The weighted average interest rate for the Term A Loan was 2.68% at January 1, 2012.  ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings.  Based on ATK’s current rating, this fee is 0.35% at January 1, 2012.  As of January 1, 2012, ATK had no borrowings against its $600,000 Revolving Credit Facility and had outstanding letters of credit of $174,631 which reduced amounts available on the Revolving Credit Facility to $425,369.  ATK has had no short term borrowings under its Revolving Credit Facility since the date of issuance.  Debt issuance costs of approximately $12,800 are being amortized over the term of the Senior Credit Facility.

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

(3)          In September 2010, ATK issued $350,000 aggregate principal amount of 6.875% Senior Subordinated Notes (“the 6.875% Notes”) that mature on September 15, 2020. These notes are general unsecured obligations.  Interest on these notes is payable on March 15 and September 15 of each year.  ATK has the right to redeem some or all of these notes from time to time on or after September 15, 2015, at specified redemption prices. Prior to September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to September 15, 2013, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.875% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs of approximately $7,100 related to these notes are being amortized to interest expense over ten years.

(4)          In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (“the 3.00% Convertible Notes”) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at January 1, 2012 and March 31, 2011.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes at a conversion rate of 12.7013 shares of ATK’s common stock per $1 principal amount of 3.00% Convertible Notes (a conversion price of $78.73 per share).  The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009.  The stock price condition was not satisfied during the quarter ended January 1, 2012; therefore the remaining principal amount was classified as long-term.  These contingently issuable shares did not impact the number of ATK’s diluted shares outstanding during any of the periods presented because ATK’s average stock price during those periods was below the conversion price.

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

3.00% due 2024
As of January 1, 2012:
Carrying amount of the equity component	$56,849
Principal amount of the liability component	199,453
Unamortized discount of liability component	19,093
Net carrying amount of liability component	180,360
Remaining amortization period of discount	152 months
Effective interest rate on liability component	7.000%

	2.75% due 2011	3.00% due 2024	Total
As of March 31, 2011:
Carrying amount of the equity component	$50,779	$56,849	$107,628
Principal amount of the liability component	300,000	199,453	499,453
Unamortized discount of liability component	5,875	23,869	29,744
Net carrying amount of liability component	294,125	175,584	469,709
Remaining amortization period of discount	6 months	161 months
Effective interest rate on liability component	6.800%	7.000%

Based on ATK’s closing stock price of $57.16 on January 1, 2012, the if-converted value of these notes does not exceed the aggregate principal amount of the notes.

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

Scheduled Minimum Loan Payments

As of January 1, 2012, the scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2012	$5,000
Fiscal 2013	30,000
Fiscal 2014	40,000
Fiscal 2015	239,453
Fiscal 2016	260,000
Thereafter	750,000
Total payments	$1,324,453

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 50% as of January 1, 2012 and 58% as of March 31, 2011.

Covenants and Default Provisions

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 6.875% Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio.  Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of January 1, 2012, ATK was in compliance with the financial covenants.

Cash Paid for Interest on Debt

Cash paid for interest totaled $39,211 in the nine months ended January 1, 2012 and $30,467 during the nine months ended January 2, 2011.

12.       Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Service cost	$16,178	$17,476	$48,533	$52,428
Interest cost	37,321	37,717	111,963	113,151
Expected return on plan assets	(43,898)	(44,173)	(131,692)	(132,519)
Amortization of unrecognized net loss	23,983	21,362	71,950	64,086
Amortization of unrecognized prior service cost	(95)	(97)	(286)	(292)
Net periodic benefit cost	$33,489	$32,285	$100,468	$96,854

	Postretirement Benefits (“PRB”)
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	January 2, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Service cost	$19	$22	$57	176
Interest cost	1,953	2,130	5,860	6,689
Expected return on plan assets	(878)	(846)	(2,634)	(2,537)
Amortization of unrecognized net loss	744	819	2,230	2,264
Amortization of unrecognized prior service cost	(2,096)	(2,166)	(6,286)	(6,381)
Net periodic benefit (income) cost before curtailment gain	(258)	(41)	(773)	211
Curtailment gain	—	—	—	(448)
Net periodic benefit income	$(258)	$(41)	$(773)	$(237)

Employer Contributions.  During the nine months ended January 1, 2012, ATK contributed $61,600 directly to the pension trust and $1,888 directly to retirees under its supplemental (nonqualified) executive retirement plan.  ATK also contributed $9,976 to its other PRB plans.  ATK anticipates making additional contributions of $3,128 directly to retirees under the nonqualified plan and $4,048 to its other PRB plans during the remainder of fiscal 2012.  There are no additional funding requirements to the pension trust for the remainder of fiscal 2012.

13.       Income Taxes

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended January 1, 2012 and January 2, 2011 represent effective tax rates of 42.0% and 30.7%, respectively.  The increase in the current quarter rate is primarily due to the estimated nondeductible portion of an accrual related to the LUU flare tentative litigation agreement, the absence of the benefit that was realized in fiscal 2011 from the retroactive extension of the Federal Research and Development (“R&D”) credit for calendar 2010 and 2011, decreased benefits from the domestic manufacturing deduction (“DMD”), and the unfavorable true-up of prior-year taxes.

The income tax provisions for the nine months ended January 1, 2012 and January 2, 2011 represent effective tax rates of 35.8% and 26.7%, respectively.  The increase in the current period rate is primarily due to the absence of the benefit that was realized in fiscal 2011 from the settlement of the examination of the fiscal 2007 and 2008 tax returns, the estimated nondeductible portion of an accrual related to the LUU flare tentative litigation agreement, and the retroactive extension of the R&D credit discussed above, partially offset by a discrete revaluation of the deferred tax assets caused by a change in state tax law.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2005.  As of January 1, 2012 the IRS had completed the audits of ATK through fiscal 2008.  The IRS is currently auditing ATK’s tax returns for fiscal years 2009 and 2010.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $15,128 reduction of the unrecognized tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings from $0 to $12,715.

14.       Stock-Based Compensation

ATK sponsors multiple stock-based incentive plans, which include the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of January 1, 2012, ATK has authorized up to 2,382,360 common shares under the 2005 Stock Incentive Plan, of which 488,186 common shares are yet available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarters ended January 1, 2012 and January 2, 2011 was $2,737 and $2,379, respectively.  Total pre-tax stock-based compensation expense recognized during the nine months ended January 1, 2012 and January 2, 2011 was $8,339 and $7,648, respectively.

The total income tax benefit recognized in the income statement for share-based compensation during the quarters ended January 1, 2012 and January 2, 2011 was $1,142 and $909, respectively.  Total income tax benefit recognized in the income statement for share-based compensation during the nine months ended January 1, 2012 and January 2, 2011 was $3,228 and $2,957, respectively.

ATK has the following types of awards outstanding under ATK’s stock incentive plans: performance awards, total stockholder return performance awards (“TSR awards”), restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance and TSR awards, grant of restricted stock, or exercise of stock options.

As of January 1, 2012, there were up to 502,268 shares reserved for performance awards for key employees.  Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares,

•                  up to 23,365 shares will become payable only upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2010 through fiscal 2012 period;

•                  up to 211,458 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2011 through fiscal 2013 period; and

•                  up to 267,445 shares will become payable only upon achievement of certain performance goals, including sales growth relative to industry peers and return on invested capital, for the fiscal 2012 through fiscal 2014 period.

In May 2011, 93,649 shares were distributed or deferred based upon achievement of certain financial performance goals, including EPS, for the fiscal 2009 through fiscal 2011 period.

As of January 1, 2012, there were up to 124,213 shares reserved for TSR awards for key employees.  ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards.  The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award.  This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK’s stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.  ATK granted 4,288 TSR shares during fiscal 2012 at a weighted average fair value of $38.14.  The weighted average assumptions used in estimating the value of the TSR award during fiscal 2012 were as follows:

Assumptions
Risk-free rate	1.22%
Expected volatility	27.90%
Expected dividend yield	1.17%
Expected award life	3 years

Of the shares reserved for TSR awards for key employees,

•                  33,371 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2010 through 2012 period,

•                  31,422 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2011 through 2013 period, and

•                  59,400 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2012 through 2014 period.

Restricted stock granted to non-employee directors and certain key employees during the first nine months of fiscal 2012 totaled 85,076 shares. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past five years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  ATK granted no options during the first nine months of fiscal 2012 or during fiscal 2011.

15.       Contingencies

Litigation.  From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK’s business. ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter, to be material to its business or likely to result in a material effect on its operating results, financial condition, or cash flows.

On or about April 10, 2006, a former employee filed a qui tam complaint in federal court alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States Department of Justice (“DOJ”) on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint.  Discovery in the case is substantially complete, and ATK and the DOJ have each filed motions for summary judgment. A hearing on these motions is set for April 12, 2012. No trial date is currently set.

On November 14, 2011, the parties met in mediation in an attempt to settle this matter. That effort was unsuccessful. On January 23, 2012, however, the parties met in a second mediation session that resulted in a tentative agreement to settle the lawsuit. As a result of the tentative agreement, the Company increased its warranty liability by $7,805 to reflect the additional cost of retrofitting the existing flares, as well as increased its litigation reserve by $25,500 for the amount of cash it expects to pay for this settlement. The final agreement is subject to agreement upon certain terms and conditions and final internal DOJ approval.  The agreement is expected in ATK’s fourth quarter.

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

Claim Recovery.   Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable.  At January 1, 2012, based on progress to date on certain contracts, there is approximately $117,949 included in unbilled receivables for contract claims.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 0.75% and 2.50% as of January 1, 2012 and March 31, 2011, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	January 1, 2012		March 31, 2011
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,565)	$35,609	$(59,869)	$34,337
Unamortized discount	2,854	(1,465)	7,983	(3,862)
Present value amounts (payable) receivable	$(58,711)	$34,144	$(51,886)	$30,475

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $58,711 discounted liability as of January 1, 2012, $5,104 was recorded within other current liabilities and $53,607 was recorded within other long-term liabilities. Of the $34,144 discounted receivable, ATK recorded $4,679 within other current assets and $29,465 within other non-current assets. As of January 1, 2012, the estimated discounted range of reasonably possible costs of environmental remediation was $58,710 to $91,277.

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

16.       Share Repurchases

On August 5, 2008, ATK’s Board of Directors authorized the repurchase of up to 5,000,000 shares.  The Board had determined that the repurchase program would serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but could also be used for other corporate purposes, as determined by the Board.

During the first nine months of fiscal 2012, ATK repurchased 742,000 shares for $49,991.  During fiscal 2009, ATK repurchased 299,956 shares for $31,609.

On January 31, 2012, ATK’s Board of Directors authorized a share repurchase program of up to $200 million worth of shares of ATK common stock, which the Company expects to execute over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. This share repurchase program replaces the prior program authorized in 2008.

17.       Operating Segment Information

ATK operates its business structure within four operating groups. These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  Each operating segment is described below:

•                  Aerospace Systems, which generated 30% of ATK’s external sales in the nine months ended January 1, 2012, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Armament Systems, which generated 33% of ATK’s external sales in the nine months ended January 1, 2012, develops and produces military small, medium, and large caliber ammunition, precision munitions, gun systems, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

•                  Missile Products, which generated 15% of ATK’s external sales in the nine months ended January 1, 2012, operates across the following market areas: strike weapons, tactical propulsion, in-space propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

•                  Security and Sporting, which generated 22% of ATK’s external sales in the nine months ended January 1, 2012, develops and produces commercial products and tactical systems and equipment.

The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 15% of total external sales during each of the nine months ended January 1, 2012 and January 2, 2011.

The following table summarizes ATK’s results by operating segment:

	Quarters Ended		Nine Months Ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Sales to external customers:
Aerospace Systems	$301,843	$321,288	$988,148	$1,067,020
Armament Systems	403,654	431,493	1,108,771	1,313,046
Missile Products	168,926	167,875	484,261	483,693
Security and Sporting	243,061	208,634	720,977	676,917
Total external sales	1,117,484	1,129,290	3,302,157	3,540,676
Intercompany sales:
Aerospace Systems	4,216	3,073	11,671	9,032
Armament Systems	30,280	21,585	107,542	74,931
Missile Products	34,006	24,862	93,354	82,605
Security and Sporting	5,632	3,561	16,207	7,776
Eliminations	(74,134)	(53,081)	(228,774)	(174,344)
Total intercompany sales	—	—	—	—
Total sales	$1,117,484	$1,129,290	$3,302,157	$3,540,676

Income before interest, income taxes, and noncontrolling interest:
Aerospace Systems	$34,839	$23,935	$115,060	$98,499
Armament Systems	67,048	55,049	190,415	158,185
Missile Products	23,515	19,389	61,532	47,689
Security and Sporting	22,787	30,537	75,436	95,623
Corporate	(42,765)	(2,302)	(59,072)	(6,157)
Total income before interest, income taxes, and noncontrolling interest	$105,424	$126,428	$383,371	$393,839

During the third quarter of fiscal 2011, Aerospace Systems recognized a $25,000 reduction in sales and profit on a commercial aerospace structures program. This reduction in sales and profit resulted from increased program costs, scope changes, and new factory start-up costs.

On January 23, 2012, ATK and the DOJ met in a second mediation session regarding the LUU flare litigation as discussed in Note 15, which resulted in a tentative agreement to settle the lawsuit. As a result of the tentative agreement, the Company increased its warranty liability by $7,805 to reflect the additional cost of retrofitting the existing flares, as well as increased its litigation reserve by $25,500 for the amount of cash it expects to pay for this settlement.

Certain administrative functions are primarily managed by “Corporate”. Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, and income taxes.

Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense.  The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are generally allocated out to the business segments.  Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $8,738 and $5,582 for the quarters ended January 1, 2012 and January 2, 2011, respectively, and $24,370 and $16,224 for the nine months ended January 1, 2012 and January 2, 2011, respectively.

On February 2, 2012, ATK announced that at the beginning of fiscal year 2013, it will operate a three group structure. The segments will be the Aerospace Group, the Defense Group, and the Sporting Group. This realignment will maximize efficiency, reduce cost, support customer needs, leverage investments, and improve overall agility within ATK’s markets.

18.  Subsequent Events

On January 23, 2012, ATK was notified that the Government Accountability Office did not uphold ATK’s pre-award protest of the request for proposal for the continued operation and maintenance of the Radford Army Ammunition Plan (“RFAAP”) in Radford, Virginia. On January 24, 2012, ATK was notified that the U.S. Army had completed its review of ATK’s revised proposal for the RFAAP contract and that ATK had not been awarded the contract.

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

•                  other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

•                  risks associated with expansion into commercial markets,

•                  changes in cost and revenue estimates and/or timing of programs,

•                  costs of servicing ATK’s debt, including cash requirements and interest rate fluctuations,

•                  intense competition,

•                  reduced demand for commercial and military ammunition,

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

ATK has aligned its business structure into four operating groups.  These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  As of January 1, 2012, ATK’s four operating groups are:

•                  Aerospace Systems, which generated 30% of ATK’s external sales in the nine months ended January 1, 2012, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services.  Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Armament Systems, which generated 33% of ATK’s external sales in the nine months ended January 1, 2012, develops and produces military small-, medium-, and large-caliber ammunition, precision munitions, gun systems, and propellant and energetic materials.  It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

•                  Missile Products, which generated 15% of ATK’s external sales in the nine months ended January 1, 2012, operates across the following market areas: strike weapons, tactical propulsion, inspace propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

•                  Security and Sporting, which generated 22% of ATK’s external sales in the nine months ended January 1, 2012, develops and produces commercial products and tactical systems and equipment.

On February 2, 2012, ATK announced that at the beginning of fiscal year 2013, it will operate a three group structure. The segments will be the Aerospace Group, the Defense Group, and the Sporting Group. This realignment will maximize efficiency, reduce cost, support customer needs, leverage investments, and improve overall agility within ATK’s markets.

Financial Highlights and Notable Events

Certain notable events or activities affecting our fiscal 2012 financial results include the following:

Financial highlights for the quarter ended January 1, 2012

•                  Quarterly sales of $1.1 billion compared to $1.1 billion in the prior year quarter.

•                  Diluted earnings per share of $1.51 compared to $2.09 in the prior year quarter.

•                  Orders for the quarter ended January 1, 2012 were $701 million compared to $1.2 billion in the quarter ended January 2, 2011.

•                  Total backlog was $6.1 billion at January 1, 2012 compared to $6.7 billion at March 31, 2011.

•                  Income before interest, income taxes, and noncontrolling interest as a percentage of sales was 9.4% for the quarter ended January 1, 2012.  The rate reflects a $33 million accrual regarding a previously disclosed lawsuit related to the manufacture of LUU flares. The accrual includes a $25.5 million litigation liability and an increase of $7.8 million in warranty reserves.   The prior year rate of 11.2% in the comparable period reflected a $25 million reduction in profit in a commercial aerospace program.  Absent these charges, the current year margins are lower due to a shift in demand toward lower margin ammunition and higher commodity costs in the Security and Sporting group, partially offset by a $9 million reduction in the long-term incentive compensation accrual across the groups.

•                  A higher effective tax rate of 42.0% primarily due to the estimated nondeductible portion of the LUU flare accrual as discussed above, the absence of the benefit realized in the prior year from the retroactive extension of the R&D tax credit, a smaller benefit recorded this year for the Domestic Manufacturing Deduction, and the unfavorable true-up of prior-year taxes.

•                  On November 1, 2011, ATK’s Board of Directors declared a quarterly cash dividend of $0.20 per share to stockholders of record on December 7, 2011.  The dividend was paid on December 29, 2011.

Notable events for fiscal 2012

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

•                  On January 23, 2012, ATK was notified that the Government Accountability Office did not uphold ATK’s pre-award protest of the request for proposal for the continued operation and maintenance of the Radford Army Ammunition Plan (“RFAAP”) in Radford, Virginia. On January 24, 2012, ATK was notified that the U.S. Army had completed its review of ATK’s revised proposal for the RFAAP contract and that ATK had not been awarded the contract.

•                  On January 23, 2012, ATK and the DOJ met in a second mediation session regarding the LUU flare litigation as discussed above, which resulted in a tentative agreement to settle the lawsuit. As a result of the tentative agreement, the Company increased its warranty liability by $7,805 to reflect the additional cost of retrofitting the existing flares, as well as increased its litigation reserve by $25,500 for the amount of cash it expects to pay for this settlement.

•                  On January 31, 2012, ATK’s Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on March 29, 2012, to stockholders of record on March 7, 2012.

•                  On January 31, 2012, ATK’s Board of Directors authorized a share repurchase program of up to $200 million worth of shares of ATK common stock, which the Company expects to execute over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. This share repurchase program replaces the prior program authorized in 2008.

•                  On February 2, 2012, ATK announced that Neal S. Cohen will become the company’s Executive Vice President and Chief Financial Officer, effective February 13, 2012.  Mr. Cohen will have responsibility for accounting and controls, treasury, tax, financial planning and analysis, internal audit and investor relations.  He will play a key role in developing business strategies to drive growth and profitability. Mr. Cohen brings nearly 30 years of experience working for several public companies, including those in the aviation and manufacturing industries.

•                  On February 2, 2012, ATK announced that at the beginning of fiscal year 2013, it will operate a three group structure. The segments will be the Aerospace Group, the Defense Group, and the Sporting Group. This realignment will maximize efficiency, reduce cost, support customer needs, leverage investments, and improve overall agility within ATK’s markets.

Outlook

Government Funding — ATK is dependent on funding levels of the U.S. Department of Defense (“DoD”) and NASA.

The U.S. defense industry has experienced significant changes over the years. ATK’s management believes that the key to ATK’s continued success is to focus on performance, innovation, simplicity, and affordability. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures mount on procurement and research and development accounts. ATK will concentrate on developing systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircrafts, and main battle tanks.

The Administration’s fiscal year 2011 budget report, released on February 1, 2010, proposed canceling NASA’s Constellation space exploration program.  The President’s GFY 2012 budget released in February 2011 identified funding for the replacement to Constellation’s crew launch vehicle, designated the Space Launch System (“SLS”).  Congress directed that, to the maximum extent possible, SLS should utilize hardware developed for the Constellation program.  On September 14, 2011, NASA and key legislative leaders jointly announced the baseline design for SLS.  ATK’s five-segment solid rocket motors were selected as the propulsion system for the first two SLS test flights.  At the same time, NASA announced that it will hold a competition for the final design of the propulsion system for SLS.  ATK expects to aggressively compete for this future contract.

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

On November 18, 2011, President Obama signed the GFY 2012 NASA Appropriations bill, which provided the authorized level of $1.8 billion for the SLS.  This legislation further specified the configuration of the Heavy Lift Vehicle consistent with the September 14, 2011 announcement by the Administrator on the SLS configuration.  The Administration will submit the GFY 2013 NASA budget request on February 13, 2012.  That submission will provide further clarification of the Administration’s future plans for space exploration.

As of January 1, 2012 ATK had approximately:

•                  $47 million of billed and unbilled receivables directly related to the program

•                  $80 million of net property, plant, and equipment and other assets related to the SLS and other contracts, and

•                  $515 million of goodwill recorded related to the Space Systems Operations reporting unit

All of these assets would be subject to impairment testing if significant changes are made to the SLS program and related contracts in future periods.

As discussed above, on January 24, 2012, ATK was notified that the U.S. Army had completed its review of ATK’s revised proposal for a contract to continue operating and maintaining the RFAAP and that ATK had not been awarded the contract.  Loss of the Radford facility management contract will reduce Armament Systems’ and ATK’s sales and profit.  ATK will continue to operate its New River Energetics facility located at RFAAP, which supports ATK’s commercial business, international program efforts and other business not directly associated with the RFAAP contract, and therefore ATK does not expect to lose all revenues associated with this division.  External sales and income before interest, income taxes, and noncontrolling interest from the RFAAP contract were approximately $233 million and $14 million, respectively, during ATK’s fiscal 2011.  ATK is currently under contract to operate the RFAAP through June 30, 2012.  Therefore, there will be continued Radford revenues into fiscal 2013.

ATK submitted its proposal for the operation of the Lake City Army Ammunition Plant (“Lake City” or “LCAAP”) on January 23, 2012, in response to a competitive solicitation issued by the U.S. Army.  The contract award is expected in September 2012. ATK is currently under contract with the U.S. Army to operate the LCAAP until fiscal 2014. Loss of the Lake City contract would reduce Armament Systems’ and ATK’s sales and profit.  The prime contract at Lake City accounted for approximately 15% of ATK’s total revenue in fiscal 2011.

Recent Developments in U.S. Cost Accounting Standards (“CAS”) Pension Recovery Rules — The Company maintains defined benefit plans that are subject to CAS and Pension Protection Act of 2006 (“PPA”) requirements.  The CAS Board issued the final ruling on December 27, 2011 which allows for recognition of a minimum actuarial liability (“MAL”) determined on a PPA basis; shortens the amortization period for CAS actuarial gains/losses from 15 to 10 years; and allows for a five year phase-in of PPA minimum actuarial liability. ATK is currently in process of completing an analysis of the impact the final ruling will have.  Due to the phase-in approach within the ruling, there will be no impact to ATK until fiscal 2015.

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

Sales

The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 15% of total external sales during the nine months ended January 1, 2012 and January 2, 2011.

The following is a summary of each operating segment’s external sales:

	Quarters Ended				Nine Months Ended
	January 1, 2012	January 2, 2011	$ Change	% Change	January 1, 2012	January 2, 2011	$ Change	% Change
Aerospace Systems	$301,843	$321,288	$(19,445)	(6.1)%	$988,148	$1,067,020	$(78,872)	(7.4)%
Armament Systems	403,564	431,493	(27,839)	(6.5)%	1,108,771	1,313,046	(204,275)	(15.6)%
Missile Products	168,926	167,875	1,051	0.6%	484,261	483,693	568	0.1%
Security and Sporting	243,061	208,634	34,427	16.5%	720,977	676,917	44,060	6.5%
Total external sales	$1,117,484	$1,129,290	$(11,086)	(1.1)%	$3,302,157	$3,540,676	$(226,712)	(6.7)%

The fluctuation in sales was driven by the program-related changes within the operating segments as described below.

Quarter:

Aerospace Systems.  The decrease in sales was driven by:

•                  a $35,200 decrease in SLS program sales due to shifts in NASA funding priorities and the completion of the Space Shuttle Program, partially offset by a $7,300 increase in strategic and commercial system sales.

This decrease was partially offset by a $7,400 increase in aerospace structures resulting from the absence of a $25,000 profit reduction on a commercial aircraft structures program in the prior year quarter and lower sales volume in the current year.

Armament Systems.  The decrease in sales was driven by:

•                  a $17,600 decrease in small caliber systems due to decreased demand for non- standard ammunition, and a reduction in modernization as the program nears completion.

•                  a $17,300 decrease in integrated weapon systems which was driven by lower sales volumes across multiple medium-caliber guns programs.

These decreases were partially offset by a $4,500 increase in energetic systems and a reduction in modernization due to completion of the program.

Missile Products.  The increase in sales was primarily driven by an increase of the Advanced Anti-Radiation Guided Missile (“AARGM”) program of $9,000, which was partially offset by a decrease in sales across multiple tactical rocket motor and composite programs.

Security and Sporting.  The increase in sales was driven by a $34,500 increase in ammunition driven by higher sales volumes in domestic and international trade channels due to higher demand.

Nine Months:

Aerospace Systems.  The decrease in sales was driven by:

•                  a $182,000 decrease in Space Launch Systems sales volumes due to shifts in NASA funding priorities, the completion of the Space Shuttle Program, and the termination of the Launch Abort System, partially offset by higher strategic and commercial systems and flare and decoy sales of $48,000 over the prior year period.

This decrease was partially offset by a $40,900 increase in aerospace structures primarily driven by the absence of the $25,000 sales reduction in the prior year on a commercial aircraft structures program and increased production on commercial aircraft and space launch programs.

Armament Systems.  The decrease in sales was driven by:

•                  a $108,700 decrease in small caliber systems due to lower volume of small-caliber ammunition sales, decreased demand for non-standard ammunition, and a reduction in modernization due to the program nearing completion.

•                  a decrease of $61,200 in energetic systems due to a reduction in modernization resulting from completion of the program and energetics program sales volume, partially offset by increased volume on a propellant program.

•                  $54,400 decrease in integrated weapon systems driven by lower volumes across multiple medium-caliber gun and ammunition programs.

These decreases were partially offset by a $15,300 increase in advanced weapons programs.

Missile Products.  Results for this group were relatively flat period over period.  The slight increase in sales was driven by:

•                a $24,100 increase in propulsion and controls programs, which was partially offset by a $22,100 decrease in missile subsystems and components due to lower sales across multiple composite and tactical rocket motor programs.

Security and Sporting.  The increase in sales was driven by:

•                  an increase of $31,200 in ammunition sales as well as an increase of $12,500 in accessories due to higher consumer demand.

Gross Profit

	Quarters Ended					Nine Months Ended
	January 1, 2012	As a % of Sales	January 2, 2011	As a % of Sales	Change	January 1, 2012	As a % of Sales	January 2, 2011	As a % of Sales	Change
Gross profit	$245,804	22.0%	$232,800	20.6%	$13,004	$752,284	22.8%	$736,155	20.8%	$16,129

Quarter.

The increase in gross profit for the quarter is primarily driven by the absence of the $25,000 reduction in the prior year quarter on a commercial aircraft structures program, and increased profit in energetics programs. These increases were partially offset by lower gross profit in Security and Sporting due to the sales mix.

Nine Months:

The increase in gross profit is driven by the absence of the $25,000 reduction in the prior year on a commercial aircraft structures program,  increased sales across multiple energetic systems programs, and improved operating efficiencies and cost management initiatives. These increases were partially offset by lower modernization sales and lower gross profit in Security and Sporting due to sales mix.

Operating Expenses

	Quarters Ended					Nine Months Ended
	January 1, 2012	As a % of Sales	January 2, 2011	As a % of Sales	Change	January 1, 2012	As a % of Sales	January 2, 2011	As a % of Sales	Change
Research and development	$14,624	1.3%	$12,733	1.1%	$1,891	$41,711	1.3%	$42,388	1.2%	$(677)
Selling	39,989	3.6%	39,011	3.5%	978	121,421	3.7%	118,262	3.3%	3,159
General and administrative	85,767	7.7%	54,628	4.8%	31,139	205,781	6.2%	181,666	5.1%	24,115
Total	$140,380	12.6%	$106,372	9.4%	$34,008	$368,913	11.2%	$342,316	9.6%	$26,597

Quarter.

Operating expenses increased $34,008 from the prior year period, driven primarily by the LUU flares accrual and higher research and development costs across multiple defense electronic systems programs. Selling expenses also increased slightly period over period due to higher selling expenses in the commercial ammunition and accessories businesses.

Nine Months:

Operating expenses increased $26,597 from the prior year period.  This increase was driven by the LUU flare accrual and higher selling expenses related to the Lake City Army Ammunition Plant competition. These increases were partially offset by cost management initiatives.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarters Ended			Nine Months Ended
	January 1, 2012	January 2, 2011	Change	January 1, 2012	January 2, 2011	Change
Aerospace Systems	$34,839	$23,935	$10,904	$115,060	$98,499	$16,561
Armament Systems	67,048	55,049	11,999	190,415	158,185	32,230
Missile Products	23,515	19,389	4,126	61,532	47,689	13,843
Security and Sporting	22,787	30,357	(7,570)	75,436	95,623	(20,187)
Corporate	(42,765)	(2,302)	(40,463)	(59,072)	(6,157)	(52,915)
Total	$105,424	$126,428	$(21,004)	$383,371	$393,839	$(10,468)

The fluctuation in income before interest, income taxes, and noncontrolling interest from the prior year periods includes the reversal of $9,000 of long-term incentive compensation accrual and the program-related changes within the operating segments as described below.

Quarter:

Aerospace Systems.  The increase reflects the absence of the $25,000 profit reduction in the commercial aircraft programs in the prior year quarter, partially offset by lower sales volume within the human space flight programs.

Armament Systems.  The increase is attributable to the favorable change to the sales mix and improved operating efficiencies across multiple programs.

Missile Products.  The increase was primarily driven by operating efficiencies across multiple programs and improved performance on aircraft protection systems.

Security and Sporting.  The decrease primarily reflects a shift in demand toward lower-margin ammunition and higher raw material costs.

Corporate.  Corporate income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The increase from the prior year is driven primarily by the LUU flare accrual, costs related to higher pension expense, and higher intercompany profit eliminations.

Nine Months:

Aerospace Systems.  The increase reflects the absence of the $25,000 profit reduction in the commercial aircraft program in the prior year quarter, partially offset by lower sales volume within the space systems operations as discussed above.

Armament Systems.  The increase is the result of a $18,000 favorable contract resolution in the second quarter of fiscal 2012 within small caliber systems and improved operating efficiencies across multiple programs. These increases were partially offset by lower sales as discussed above.

Missile Products.  The increase was primarily driven by improved operating efficiencies across multiple programs and improved performance on aircraft protection systems.

Security and Sporting.  The decrease primarily reflects a shift in demand toward lower-margin ammunition and higher raw material costs.

Corporate.  Corporate income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The increase from the prior year is driven by the LUU flare accrual, costs related to strategic growth initiatives, higher pension expense, and higher intercompany profit eliminations.  These increases were slightly offset by the settlement of an insurance claim.

Net Interest Expense

Quarter:

Net interest expense for the quarter ended January 1, 2012 was $19,783, a decrease of $5,261 compared to $25,044 in the comparable quarter of fiscal 2011 primarily due to the repayment of the 2.75% Convertible Senior Subordinated Notes in September 2011 as well as the associated reduction in non-cash amortization of the debt discount.

Nine Months:

Net interest expense for the nine months ended January 1, 2012 was $69,933, an increase of $6,973 compared to $62,960 in the comparable quarter of fiscal 2011 primarily due to the issuance of new debt during the prior fiscal year which increased the amount outstanding and ATK’s average borrowing rate, partially offset by a reduction in non-cash amortization of the debt discount following the repayment of the 2.75% Convertible Senior Subordinated Notes in September 2011.

Income Tax Provision

	Quarters Ended					Nine Months Ended
	January 1, 2012	Effective Rate	January 2, 2011	Effective Rate	Change	January 1, 2012	Effective Rate	January 2, 2011	Effective Rate	Change

Income tax provision	$36,085	42.0%	$31,108	30.7%	$4,977	$112,308	35.8%	$88,440	26.7%	$23,868

ATK’s provision for income taxes includes both federal and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

Quarter.

The income tax provisions for the quarters ended January 1, 2012 and January 2, 2011 represent effective tax rates of 42.0% and 30.7%, respectively.  The increase in the current quarter rate is primarily due to the estimated nondeductible portion of an accrual related to the LUU flare tentative litigation agreement, the absence of the benefit that was realized in fiscal 2011 from the retroactive extension of the Federal Research and Development (“R&D”) credit for calendar 2010 and 2011, decreased benefits from the domestic manufacturing deduction (“DMD”), and the unfavorable true-up of prior-year taxes.

Nine Months.

The income tax provisions for the nine months ended January 1, 2012 and January 2, 2011 represent effective tax rates of 35.8% and 26.7%, respectively.  The increase in the rate from the prior year period is primarily due to the absence of the benefit that was realized in fiscal 2011 from the settlement of the examination of the fiscal 2007 and 2008 tax returns, the estimated nondeductible portion of an accrual related to the LUU flare tentative litigation agreement, and the retroactive extension of the R&D credit discussed above, partially offset by a discrete revaluation of the deferred tax assets caused by a change in state tax law.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2005.  As of January 1, 2012, the IRS had completed the audits of ATK through fiscal 2008.  The IRS is currently auditing ATK’s tax returns for fiscal years 2009 and 2010.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $15,128 reduction of the unrecognized tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings from $0 to $12,715.

Net Income

Quarter:

Net income for the quarter ended January 1, 2012 was $49,685, a decrease of $20,496 compared to $70,181 in the third quarter of fiscal 2011. This decrease was driven by a $4,977 increase in income tax expense and a $34,008 increase in operating expenses. These increases were partially offset by lower net interest expense of $5,451 and an increase of $13,004 in gross profit.

Nine Months:

Net income for the nine months ended January 1, 2012 was $201,193, a decrease of $40,879 compared to $242,072 in the comparable period of fiscal 2011. This decrease was driven by a $23,868 increase in income tax expense and a $26,597 increase in operating expenses, partially offset by a decrease in interest expense of $6,655.

Noncontrolling Interest

The noncontrolling interest in each period represents the noncontrolling owners’ portion of the income of a joint venture in which ATK is the primary owner. This joint venture is consolidated into ATK’s financial statements.

Liquidity and Capital Resources

ATK manages its business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include a committed credit facility, long-term borrowings, and access to the public debt and equity markets. ATK uses its cash to fund its investments in its existing core businesses, cash dividends, share repurchases, debt repayment, acquisitions, and other activities.

Cash Flow Summary

Cash flows provided by operations for the nine months ended January 1, 2012 included the impact of a $61,600 pension contribution, lower tax payments, as well as increased working capital, primarily due to the timing of payments and collections, and increased inventory to support expected sales growth in Security and Sporting.  Capital expenditures during fiscal 2012 were $97,916 compared to $72,986 in the prior year, primarily due to investments to complete our new aerospace structures composites manufacturing facility in Utah during the first quarter.

ATK’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended January 1, 2012 and January 2, 2011 are summarized as follows:

	January 1, 2012	January 2, 2011	Change
Cash flows provided by operating activities	$124,740	$126,705	$(1,965)
Cash flows used for investing activities	(90,587)	(244,904)	154,317
Cash flows (used for) provided by financing activities	(380,946)	192,203	(573,149)
Net cash flows	$(346,793)	$74,004	$(420,797)

Operating Activities.

Net cash provided by operating activities decreased $1,965 compared to the prior year period.  This decrease was driven by a $61,600 funding payment to the pension trust during the current year and an increase in cash used for working capital. These decreases were partially offset by $31,806 less cash used to pay taxes in the current year and the absence of the repayment of a government grant which occurred in fiscal 2011.

Cash used for working capital is defined as net receivables plus long-term receivables plus net inventories, less accounts payables and contract advances.

Investing Activities.

Net cash used for investing activities decreased by $154,317 primarily due to the lack of $172,251 paid in fiscal 2011 to acquire Blackhawk.  Additionally, there was a $24,930 increase in the amount of cash used for capital expenditures which was primarily used to complete our new aerospace structures composites manufacturing facility in Utah during the first quarter of fiscal 2012. These increases were partially offset by proceeds from the disposition of a non-essential parcel of land within Aerospace Systems during the current year.

Financing Activities.

Net cash used for financing activities decreased $573,149 to $380,946 compared to $192,203 of cash generated in the prior year.  This decrease was primarily due to the lack of $350,000 in proceeds received from the issuance of the 6.875% Senior Subordinated Notes in the prior year, the repurchase of $49,991 of ATK’s common stock, and the payment of $19,921 of dividends to ATK stockholders during the current period.  In addition, ATK used $300,000 to repay the 2.75% Convertible Notes due 2011 this year compared to $257,813 used to extinguish the Term A Loan in the prior year period.

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

ATK paid cash dividends totaling $19,921 on its common stock during the first nine months of fiscal 2012.  On January 31, 2012, ATK’s Board of Directors declared a quarterly cash dividend.  The $0.20 per share dividend will be payable on March 29, 2012, to stockholders of record on March 7, 2012.  The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including ATK’s earnings, liquidity position, financial condition, capital requirements, credit ratings, and the availability and cost of obtaining new debt.  We cannot be certain that ATK will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.

On January 31, 2012, ATK’s Board of Directors authorized a share repurchase program of up to $200 million worth of shares of ATK common stock, which the Company expects to execute over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. This share repurchase program replaces the prior program authorized in 2008.

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

Long-Term Debt and Credit Facilities

As of January 1, 2012 ATK had actual total indebtedness of $1,305,360 and the $600,000 Revolving Credit Facility provided for the potential of additional borrowings up to $425,369. There were no outstanding borrowings under the Revolving Credit Facility as of January 1, 2012, although ATK had outstanding letters of credit of $174,631, which reduced amounts available under the facility.

For the periods presented, ATK’s indebtedness consisted of the following:

	January 1, 2012	March 31, 2011
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$375,000	$390,000
Revolving Credit Facility due 2015	—	—
2.75% Convertible Senior Subordinated Notes due 2011	—	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	1,324,453	1,639,453
Less: Unamortized discounts	19,093	29,744
Carrying amount of long-term debt	1,305,360	1,609,709
Less: current portion	25,000	320,000
Carrying amount of long-term debt, excluding current portion	$1,280,360	$1,289,709

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

2.75% Convertible Notes due 2011

ATK’s 2.75% Convertible Notes due 2011 matured on September 15, 2011 and were repaid in cash.

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

ATK may redeem all of these notes in cash at any time on or after August 20, 2014.  Holders of these notes may require ATK to repurchase in cash some or all of the Notes on August 15, 2014 and August 15, 2019.  Note holders may also convert their notes at a conversion rate of 12.7013 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $78.73 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions.  ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.

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

	Senior Leverage Ratio	Leverage Ratio	Interest Coverage Ratio
Requirement	<2.50	<4.00	>3.00
Actual at January 1, 2012	0.64	2.15	8.50

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

Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of January 1, 2012, ATK was in compliance with the financial covenants and ATK expects to be in compliance with the covenants in all of its long-term debt agreements for the foreseeable future.

The indentures governing the 6.75% Notes, the 6.875% Notes due 2020, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity.  As of January 1, 2012, ATK was in compliance with the indentures and expects to be in compliance with the indentures for the foreseeable future.

Share Repurchases

ATK repurchased 742,000 shares of its outstanding common stock for $49,991 during the first three quarters of fiscal 2012.  In fiscal 2009, ATK repurchased 299,956 shares for $31,609.  See Note 14 to the consolidated financial statements in Part II, Item 8 of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  On January 31, 2012, ATK’s Board of Directors authorized a share repurchase program of up to $200 million worth of shares of ATK common stock, which the Company expects to execute over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. This share repurchase program replaces the prior program authorized in 2008. ATK’s 6.75% Senior Subordinated Notes and 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of January 1, 2012, this limit was approximately $685,000. As of January 1, 2012, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010.

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

Contingencies

Litigation.  From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK’s business. ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, not withstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter, to be material to its business or likely to result in a material effect on its operating results, financial condition, or cash flows.

On or about April 10, 2006, a former employee filed a qui tam complaint in federal court alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States DOJ on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint. Discovery in the case is substantially complete, and ATK and the DOJ have each filed motions for summary judgment. A hearing on these motions is set for April 12, 2012. No trial date is currently set.

On November 14, 2011, the parties met in mediation in an attempt to settle this matter. That effort was unsuccessful. On January 23, 2012, however, the parties met in a second mediation session that resulted in a tentative agreement to settle the lawsuit. The final agreement is subject to agreement upon certain terms and conditions and final internal DOJ approval.  The agreement is expected in ATK’s fourth quarter of fiscal 2012.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 0.75% and 2.50% as of January 1, 2012 and March 31, 2011, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	January 1, 2012		March 31, 2011
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,565)	$35,609	$(59,869)	$34,337
Unamortized discount	2,854	(1,465)	7,983	(3,862)
Present value amounts (payable) receivable	$(58,710)	$34,144	$(51,886)	$30,475

As of January 1, 2012, the estimated discounted range of reasonably possible costs of environmental remediation was $58,710 to $91,277.

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

ATK, however, has been impacted by increases in the prices of raw materials used in production as well as rising oil and energy costs. In particular, the prices of commodity metals, such as lead, steel, zinc, and copper, continue to be volatile. These prices generally impact our commercial ammunition and small-caliber ammunition businesses. Depending on market conditions, ATK from time to time enters into futures contracts in order to reduce the impact of metal price fluctuations to these businesses.

With respect to ATK’s commercial ammunition business, ATK has a strategic sourcing and price strategy to mitigate risk from commodity price fluctuation.  ATK has initiated price increases to minimize the impact of increased commodity costs.  To date, our efforts have largely been successful, but some channels have been impacted due to market pressures, timing of price increases introduced into the marketplace, and timing of commodity purchases.  ATK will continue to evaluate the need for future price changes in light of these trends, ATK’s competitive landscape, and its financial results. If commodity costs continue to change, and if ATK is unable to offset these changes with price changes, Security and Sporting’s future results from operations and cash flows could be materially impacted.

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

There have been no material changes in ATK’s market risk during the quarter ended January 1, 2012. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of January 1, 2012, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by

ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On or about April 10, 2006, a former employee filed a qui tam complaint in federal court alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications.  The lawsuit was initially filed under seal.  ATK was first informed of the lawsuit by the United States Department of Justice (“DOJ”) on March 13, 2007.  Thereafter, the DOJ intervened in the qui tam action and filed an amended complaint on November 2, 2007.  On May 29, 2008, ATK filed its answer to the complaint. Discovery in the case is substantially complete, and ATK and the DOJ have each filed motions for summary judgment. A hearing on these motions is set for April 12, 2012. No trial date is currently set.

On November 14, 2011, the parties met in mediation in an attempt to settle this matter. That effort was unsuccessful. On January 23, 2012, however, the parties met in a second mediation session that resulted in a tentative agreement to settle the lawsuit. The final agreement is subject to agreement upon certain terms and conditions and final internal DOJ approval.  The agreement is expected in ATK’s fourth quarter of fiscal 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
October 3- October 30	464	$56.95	—
October 30 — November 27	1,193	58.14	—
November 27 — January 1	73	55.41	—
Fiscal quarter ended January 1, 2012	1,730	$57.71	—	3,958,000

(1)        All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)  On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares.  The Board had determined that the repurchase program would serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it could also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million, and during the quarter ended July 3, 2011, ATK repurchased 742,000 shares for $50.0 million. On January 31, 2012, ATK’s Board of Directors authorized a share repurchase program of up to $200 million worth of shares of ATK common stock, which the Company expects to execute over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. This share repurchase program replaces the prior program authorized in 2008.

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

ALLIANT TECHSYSTEMS INC.

Date: February 7, 2012	By:	/s/ Thomas G. Sexton
	Name:	Thomas G. Sexton
	Title:	Vice President and Interim Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)