Form 10-K
period 2012-03-31
ALLIANT TECHSYSTEMS INC
filed 2012-05-25
CIK 866121

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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

Registrant's telephone number, including area code: (703) 412-5960

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of October 2, 2011, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $1.789 billion (based upon the closing price of the common stock on the New York Stock Exchange on September 30, 2011).

          As of May 13, 2012, there were 33,131,599 shares of the registrant's voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the registrant's definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

        Alliant Techsystems Inc. ("ATK" or the "Company") is an aerospace, defense, and commercial products company that operates in 22 states, Puerto Rico, and internationally. ATK was incorporated in Delaware in 1990.

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

        ATK is a leading manufacturer of solid rocket motors, supporting tactical, strategic, missile defense, and space launch applications. Its large solid rocket motors support NASA's current and planned human spaceflight programs, including the Space Launch Systems heavy-lift vehicle and the International Space Station Cargo Resupply Services. The Company produces other large solid rocket motors used to launch a wide variety of strategic missiles and launch vehicles for satellite insertions or deep-space scientific exploration, including the Trident II ("D5") and Minuteman III which provide strategic deterrence capability for the United States and its allies; Ground-based Missile Defense interceptors, SM-3 interceptors, and missile defense targets; and Graphite Epoxy Motors and Orion Motors for launch vehicles such as the Delta II, Delta IV, Minotaur, Taurus, and Antares. The Company also produces smaller solid rocket motors for tactical missiles such as the Hellfire and Maverick. In addition, ATK is a market leader in orbit insertion solid rocket motors that place satellites in their proper orbit once they have arrived in space.

        ATK is a provider of composite components for commercial and military aircraft, as well as affordable, precision-strike weapon systems. The Company manufactures medium-caliber chain guns for use on a variety of land, sea and airborne platforms. It is a provider of satellite and spacecraft components and subsystems and tactical accessories for military, security, law enforcement and sport enthusiast markets. ATK provides propellent and energetic materials. It provides advanced missile warning sensors for a variety of aircraft; fuzes for a wide variety of weapon systems; and advanced barrier systems used by the U.S. Armed forces and its allies. Additional business lanes include special mission aircraft for intelligence, surveillance and reconnaissance missions; and advanced flares and decoys used for night operations and search and rescue missions.

        We conduct our business through a number of separate legal entities that are listed in Exhibit 21 to this report. These legal entities function within our operating segments. As of March 31, 2012, ATK's four operating segments were Aerospace Systems, Armament Systems, Missile Products, and Security and Sporting.

        Sales, income before interest, income taxes and noncontrolling interest, total assets, and other financial data for each segment for the three years ended March 31, 2012 are set forth in Note 16 to the consolidated financial statements, included in Item 8 of this report.

        References in this report to a particular fiscal year refer to the year ended March 31 of that calendar year.

Aerospace Systems

        Aerospace Systems, which generated 29% of ATK's external sales in fiscal 2012, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets. Other products include illuminating flares and aircraft countermeasures. The following is a description of the divisions within the group:

Aerospace Structures

        The division is a provider of composite aircraft components for military and commercial aircraft manufacturers, primarily leveraging advanced automated composite fabrication techniques, including Fiber-Placement Machines and ATK-proprietary Automated Stiffener Forming Machines (ASFM). It provides a wide variety of composite parts for the F-35 II Lightning, a fifth-generation fighter aircraft for the U.S. military and its allies—these parts include upper and lower wing skins, fuselage skins, nacelles, ducts, and access covers. It also provides composite radomes and apertures for a number of military aircraft, including the RQ-4 Global Hawk. The division has completed a commercial aerospace composites center of excellence facility in Clearfield, Utah, to support its commercial aerospace customers, including Airbus, General Electric, Rolls Royce, and Boeing. The division is under contract to produce the majority of the composite stringers and frames for the Airbus A350XWB wide body passenger jetliner, using the ASFM process. Additional major commercial programs include production of the fan containment case for General Electric's GEnx engine which will be used to power the Boeing 747-8 Cargo aircraft, and a partnership with Rolls Royce to produce the aft fan case for the Trent XWB engine, which will be used to power the Airbus A350 aircraft.

Space Systems Operations

        The division is the production home for the Company's reusable solid rocket motors for NASA's current and planned human spaceflight programs, including the Space Launch System ("SLS") heavy lift vehicle and the International Space Station Cargo Resupply Services. In addition, the division produces a launch abort system ("LAS") motor for the Orion crew capsule that was designed to safely pull the crew away from the launch vehicle in the event of an emergency during the launch. The Space Shuttle program was completed in early 2012. During fiscal 2012, ATK continued performance on the SLS program and achieved all contractual milestones. The President's government fiscal year ("GFY") 2013 budget released in February 2012 identified funding for the continuation of the Space Launch System with a planned use of ATK's solid rocket motors for ground testing and at least the first two SLS test flights. ATK is operating under an undefinitized contract action that has transitioned ATK's activities on the Ares I program into the Space Launch System architecture which continues to have strong Congressional support. The recently-enacted GFY 2012 Appropriations Act for NASA codified in statute the funding level and program definition for the Space Launch System. Congress will determine, as part of the 2013 appropriations legislative process, what the policy and funding levels for NASA will be and allocate GFY 2013 funding for the Space Launch System.

        The division also produces large solid rocket motors for the Trident II ("D5") Fleet Ballistic Missile and the Minuteman III Intercontinental Ballistic Missile. These two programs provide the backbone of the United States' strategic deterrence. The Minuteman III program completed its full rate production in fiscal 2010 and was reduced to a "warm-line" status in fiscal 2011. Additional solid rocket motors being produced by the division include GEM 40 and GEM 60 motors for the Delta II,

Orion® motors for the Orbital Science Corporation's Pegasus®, Taurus®, and Minotaur launch vehicles, and CASTOR® motors for Orbital Science Corporation's Taurus rocket, Missile Defense Agency targets, and Germany's MAXUS program. The division supplies Orion® motors for all three stages of the ground-based missile defense system. In addition, the division produces advanced flares and decoys that provide illumination for search and rescue missions, and countermeasures against missile attacks. The division also produces thermal management systems that provide heating and cooling for spacecraft, either on-orbit or traveling through the solar system. In fiscal 2010, the division also successfully delivered the first satellite bus ("ORS-1") for the U.S. Air Force's Operationally Responsive Space program.

Structures and Components

        The division is a U.S. supplier of satellite mechanical components and assemblies for a wide variety of commercial, civil, and defense spacecraft programs. It has strong market positions in satellite fuel and oxidizer tanks, precision structures, solar power arrays, deployable structures, and various spacecraft composite primary and secondary structures. The division produces the very stable backplane structure for the James Webb Space Telescope ("JWST") mirrors, critically enabling that mission. Under contract to Lockheed Martin, the division has now transitioned from low-rate to full-rate production on the Terminal High Altitude Area Defense ("THAAD") for the mid-body aerostructures. The business also supports multiple Lockheed-Martin A2100 spacecraft programs and Orbital Science's STAR2 commercial geosynchronous programs. Additionally, the unit supports NASA's manned space initiatives via the solar arrays on the Orion/Multi-Purpose Crew Vehicle ("MPCV") and the propulsion tanks on Orbital Science's Crew Resupply Service ("CRS") Cygnus vehicle.

Armament Systems

        Armament Systems, which generated 34% of ATK's external sales in fiscal 2012, develops and produces military small-, medium-, and large-caliber ammunition, precision munitions, gun systems, and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA. The following is a description of the divisions within the group:

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

Energetic Systems

        The division currently operates the Radford Army Ammunition Plant ("RFAAP") in Radford, Virginia, where it develops and produces a variety of energetics, including nitrocellulose and nitroglycerin. It also manufactures propellants for medium- and large-caliber ammunition and tactical rocket motors. On January 24, 2012, ATK was notified by the U.S. Army that the Company had not been awarded the contract for the continued operation and maintenance of RFAAP. ATK is currently under contract to operate the RFAAP through June 30, 2012. Sales in fiscal 2012 associated with the RFAAP contract were $195 million compared to $233 million in the prior year. ATK will continue to operate its New River Energetics facility located at RFAAP, which loads, assembles and packs medium-caliber ammunition, supports ATK's commercial ammunition business, international program efforts, and other business not directly associated with the RFAAP contract.

Integrated Weapon Systems

        The division produces medium-caliber chain guns and is a systems integrator and designer of medium-caliber ammunition for integrated gun systems globally. These gun systems are used on a variety of ground combat vehicles, helicopters and naval vessels, including the Bradley Fighting Vehicle, Light Armored Vehicle, coastal patrol craft, and Apache helicopter. To date, the division has supplied more than 15,000 medium-caliber gun systems to the U.S. military and allied forces worldwide. New products include a link-fed variant of the Apache gun system.

Small-Caliber Systems

        Since 2000, ATK has operated the Lake City Army Ammunition plant ("LCAAP") in Independence, MO. In fiscal 2012, the Company produced approximately 1.5 billion rounds of small-caliber ammunition in the facility. ATK is currently under contract with the U.S. Army to operate the LCAAP until September 2013. The prime contract at Lake City, which includes modernization, accounted for approximately 15% of ATK's total revenue in fiscal 2012. The division also provides non-NATO munitions and weapons systems to the U.S. Army for use by security forces in Afganistan.

Missile Products

        Missile Products, which generated 15% of ATK's external sales in fiscal 2012, is a leader in tactical solid rocket motor development and production for a variety of air-, sea- and land-based systems. The group serves a variety of domestic and international customers in the defense, aerospace, security and energy markets in either a prime contractor, partner or supplier role. Missile Products is home to ATK's missile defense interceptor capabilities, airborne missile warning systems, advanced fuzes, and defense electronics. The group is developing the U.S. Navy's Advanced Anti-Radiation Guided Missile ("AARGM") and the Multi-Stage Super Sonic Missile ("MSST"), as well as advanced air-breathing propulsion systems and special mission aircraft for specialized applications. The following is a description of the divisions within the group:

Defense Electronics Systems

        The division provides customers advanced radiation homing missile systems, special-mission aircraft, missile warning systems, and mission support equipment. Key programs include the AARGM missile, which is undergoing operational testing and evaluation by the U.S. Navy; the AAR-47 missile warning system used by U.S. and allied fixed and rotor-wing aircraft to defeat incoming missile threats; and the MSST supersonic target missile for the U.S. Navy. In July 2011, ATK was awarded a contract by the U.S. Navy for the Engineering and Manufacturing Development phase of the Joint and Allied Threat Awareness System ("JATAS"), a next-generation warning system designed to enhance aircraft survivability against man-portable air-defense systems, small-caliber weapons and rocket-propelled grenades. The division also provides special-mission aircraft that integrate sensors, fire control equipment, and air-to-ground weapons capability for use in counterinsurgency, border/coastal surveillance, and security missions.

Missile Subsystems & Components

        The division provides customers with tactical, high-performance, solid rocket motor propulsion for a variety of surface and air launched missile systems including Hellfire, Maverick, Advanced Medium-Range Air-to-Air Missile ("AMRAAM") and Sidewinder. The division is also home to fuzing and sensors for various artillery, mortar, grenade and air-dropped weapons; metal components for various medium-caliber gun and 120mm tank ammunition and production of specialty composite and ceramic structures used on military platforms and in energy applications.

Propulsion and Controls

        The division provides customers with the third-stage propulsion and the solid divert and attitude control system ("SDACS") used to guide the kinetic warhead on the Standard Missile ("SM-3") missile defense interceptor. The division is also home to precision fuzing programs, such as the Hard Target Void Sensing Fuze ("HTVSF"). Additional capabilities include the STAR™ family of satellite orbit insertion motors, high performance rocket boosters, the attitude control motor for NASA's launch abort system on the Orion crew vehicle and advanced air-breathing propulsion for platforms designed for Mach 3+ flight.

Security and Sporting

        Security and Sporting, which generated 22% of ATK's external sales in fiscal 2012, develops and produces ammunition and accessories sold to sporting, law enforcement, U.S. Government, and international markets. The following is a description of the divisions within the group:

Accessories

        The division includes ATK's accessories product lines such as reloading equipment, gun care products, targets and traps, riflescopes and mounts, and binoculars. These products are marketed under a number of well-know brand names including: RCBS®, Outers®, Shooter's Ridge®, Weaver Optics®, and Alliant Powder®. This division also produces tactical systems and equipment to the armed forces and allies, special operations forces, and law enforcement, both domestic and international. These products are marketed under well-known brandnames, including BLACKHAWK!® and Eagle®.

Ammunition

        The division develops and produces ammunition for the sport hunting/sport enthusiast markets. It also produces ammunition for the local law enforcement, U.S. Government, and international markets. The division's Federal Premium® line of ammunition enjoys a market-leading position. Additional brands include Fusion®, Estate Cartridge®, CCI®, and Speer®.

Fiscal 2013 Operation Structure

        Beginning in fiscal 2013, ATK commenced operations in a three-group structure. As a result of this realignment, ATK's three operating segments are:

  •
  Aerospace Group, consisting of the current aerospace structures, space systems operations, and structures and components businesses.

  •
  Defense Group, consisting of the former Armament Systems and Missile Products businesses.

  •
  Sporting Group, consisting of the current accessories and commercial ammunition businesses.

        The fiscal 2013 realignment is not reflected in the information contained in this report.

Customers

        Our sales come primarily from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. As the various U.S. Government customers, including the U.S. Army, U.S. Navy, NASA, and the U.S. Air Force, make independent purchasing decisions, we do not generally regard the U.S. Government as one customer. Instead, we view each agency as a separate customer.

        Sales by customer were as follows:

	Percent of Sales For Fiscal Years Ended:
	2012	2011	2010
Sales to:
U.S. Army	28%	30%	28%
U.S. Navy	12%	11%	11%
NASA	10%	13%	18%
U.S. Air Force	6%	7%	7%
Other U.S. Government customers	9%	7%	5%

Total U.S. Government customers	65%	68%	69%
Commercial and foreign customers	35%	32%	31%

Total	100%	100%	100%

        Sales to U.S. Government and its prime contractors during the last three fiscal years were as follows:

Fiscal	U.S. Government sales	Percent of sales
2012	$2,992 million	65%
2011	3,281 million	68%
2010	3,333 million	69%

        Our reliance on U.S. Government contracts entails inherent benefits and risks, including those particular to the aerospace and defense industry. We derived approximately 15% of our total fiscal sales from the military small-caliber ammunition contract at Lake City. No other single contract contributed more than 10% of our sales in fiscal 2012. Our top five contracts accounted for approximately 27% of fiscal 2012 sales.

        The breakdown of our fiscal 2012 sales to the U.S. Government as a prime contractor and a subcontractor was as follows:

Sales as a prime contractor	65%
Sales as a subcontractor	35%

Total	100%

        No single customer, other than the U.S. Government customers listed above, accounted for more than 10% of our fiscal 2012 sales.

        Foreign sales for each of the last three fiscal years are summarized below:

Fiscal	Foreign sales	Percent of sales
2012	$703 million	15.2%
2011	695 million	14.3%
2010	632 million	13.1%

        Sales to foreign governments must be approved by the U.S. Department of Defense ("DoD") and the U.S. State Department or the U.S. Commerce Department. Our products are sold directly to U.S. allies as well as through the U.S. Government. Approximately 26% of these sales were in Aerospace Systems, 43% were in Armament Systems, 13% were in Missile Products, and 18% were in Security and Sporting. Sales to no individual country outside the United States accounted for more than 4% of ATK's sales in fiscal 2012.

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

Backlog

        Contracted backlog is the estimated value of contracts for which we are authorized to incur costs and orders have been recorded, but for which revenue has not yet been recognized. The total amount of contracted backlog was approximately $6.1 billion and $6.5 billion as of March 31, 2012 and 2011, respectively. Included in contracted backlog as of March 31, 2012 was $1.4 billion of contracts not yet funded consisting primarily of the SLS program, which is discussed above. Approximately 47% of contracted backlog as of March 31, 2012 is not expected to be filled within fiscal 2013.

        Total backlog, which includes contracted backlog plus the value of unexercised options, was approximately $6.3 billion as of March 31, 2012 and $6.7 billion as of March 31, 2011.

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

  Aerospace Systems:    Aerojet-General Corporation, a subsidiary of GenCorp Inc.; Kilgore Flares Company, LLC, a subsidiary of Chemring North American; Pratt & Whitney Rocketdyne, Inc., a subsidiary of United Technologies Corporation; Orbital Sciences Corporation; General Dynamics-Integrated Space Systems; Sierra Nevada Corporation; AASC; GKN plc; Vought Aircraft Industries, Inc., a division of Triumph Group; Applied Aerospace Structures Corporation; Ball Aerospace & Technologies Corporation, a subsidiary of Ball Corporation; Keystone & ARDE of United Technologies Corporation; and SpaceX.

  Armament Systems:    General Dynamics Corporation; BAE Systems; Raytheon Company, and various international producers of ammunition and guns.

  Missile Products:    Aerojet-General Corporation, a subsidiary of GenCorp Inc.; General Dynamics Corporation; Lockheed Martin Corporation; Raytheon Company; Pratt & Whitney Space and Missile Propulsion, a subsidiary of United Technologies Corporation; The Boeing Company; L-3 Communications Corporation; Northrop Grumman Corporation; BAE Systems, AAR Corp.; Goodrich Corporation; Nammo AS; and Science Applications International Corporation ("SAIC").

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

Research and Development

        We conduct extensive research and development ("R&D") activities. Company-funded R&D is primarily for the development of next-generation technology. Customer-funded R&D is comprised primarily of activities we conduct under contracts with the U.S. Government and its prime contractors. R&D expenditures in each of the last three fiscal years were as follows:

Fiscal	Company-funded Research and Development	Customer-funded Research and Development
2012	$66.0 million	$598.1 million
2011	65.0 million	688.1 million
2010	75.9 million	773.3 million

Raw Materials

        We use a broad range of raw materials in manufacturing our products, including aluminum, steel, copper, lead, graphite fiber, cotton linters, epoxy resins, zinc, and adhesives. We monitor the sources from which we purchase these materials in an attempt to ensure there are adequate supplies to support our operations. We also monitor the price of materials, particularly commodity metals like copper, which have fluctuated dramatically over the past several years.

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

Intellectual Property

        As of March 31, 2012, we owned 524 U.S. patents and 200 foreign patents. We also had approximately 200 U.S. patent applications and approximately 151 foreign patent applications pending.

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

Employees

        As of March 31, 2012, ATK had approximately 17,000 employees. Less than 10% of these employees were covered by collective bargaining agreements. The majority of represented employees work at three locations. Two of the major collective bargaining agreements have terms that expire in calendar 2012. One contract will be renegotiated, the other contract will expire and be renegotiated by the successor company that will operate the Radford facility following the expiration of ATK's contract to operate that facility, and three other contracts expire in calendar 2013.

Executive Officers

        The following table sets forth certain information with respect to ATK's executive officers as of May 1, 2012:

Name	Age	Title
Mark W. DeYoung	53	President and Chief Executive Officer
Neal S. Cohen	52	Executive Vice President and Chief Financial Officer
Steven J. Cortese	50	Senior Vice President Washington Operations
Ronald P. Johnson	49	Senior Vice President and President Sporting Group
Michael A. Kahn	53	Senior Vice President and President Defense Group
Blake E. Larson	52	Senior Vice President and President Aerospace Group
Deborah Moeschl	53	Vice President and Interim General Counsel
Christine A. Wolf	52	Senior Vice President Human Resources

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

        Neal S. Cohen has held his position since joining ATK in February 2012. Prior to joining ATK, he was President and Chief Operating Officer of Laureate Education Inc., a global provider of private, post-secondary education, from 2008 to 2011. Before that, he was an executive officer of Northwest Airlines, Inc., serving as Executive Vice President, Strategy and International and also as Chief Executive Officer Regional Operations from 2007 to 2008, and as Executive Vice President and Chief Financial Officer from 2005 to 2007. From 2002 to 2004, Mr. Cohen was Executive Vice President and Chief Financial Officer of U.S. Airways.

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

        Michael A. Kahn has held his present position since April 1, 2012. From August 2010 through March 2012, he served as the Senior Vice President of Missile Products Group. From 2009 to August 2010, he was Executive Vice President Aerospace Systems. From 2008 to 2009, he was Vice President and General Manager Launch Systems and, from 2001 to 2008, he was Vice President Space Launch Systems. Prior to that, he held a number of leadership positions across a variety of programs and operations of the Company.

        Blake E. Larson has held his present position since April 2010. From 2009 to March 2010, he was Senior Vice President and President Space Systems. From 2008 to 2009, he was Executive Vice President Space Systems and General Manager Spacecraft Systems from August 2008 to January 2009.

From 2006 to 2008, he was Executive Vice President of Mission Systems Group. From 2005 to 2006, he was Senior Vice President and President Advanced Propulsion and Space Systems. From 2004 to 2005, he was Vice President and General Manager Space Systems. From 2003 to 2004, he was Executive Vice President Ordnance and Ground Systems. He served as President Precision Fuze Company from 2000 to 2003.

        Deborah Moeschl has held the position of Vice President and Interim General Counsel since May 1, 2012. Since April 2012, she has also served as ATK's group counsel for the Defense Group. From 2004 to 2012, she was Assistant General Counsel and Vice President, Armament Systems. From 2003 to 2004, she was Assistant General Counsel and Vice President, Ammunition and Related Products. Prior to that, she served in various legal positions at ATK.

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

        As the majority of ATK's sales are to the U.S. Government and its prime contractors, ATK depends heavily on the contracts underlying these programs. Significant portions of ATK's sales come from a small number of contracts. ATK's top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 27% of fiscal 2012 sales. ATK's military small-caliber ammunition contract contributed approximately 15% of total fiscal 2012 sales. The loss or significant reduction of a material program in which ATK participates could have a material adverse effect on ATK's operating results, financial condition, or cash flows.

        ATK's small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant ("LCAAP" or "Lake City") in Independence, Missouri. Lake City is the Army's principal small-caliber ammunition production facility and is the primary supplier of the U.S. military's small-caliber ammunition needs. ATK took over operation of this facility on April 1, 2000 and is responsible for the operation and management, including leasing excess space to third parties in the private sector. ATK is currently operating under a four-year supply contract with the U.S.

Army as the primary supplier of small-caliber ammunition to the U.S. DoD for both its training and tactical needs. Production on this contract is expected to continue until September 2013. Through the end of the current contract, ATK will complete government funded projects for modernization of the facility. ATK also has a facilities-use contract for the plant that expires in April 2025. Although the facilities-use contract expires 11 years after the plant production contract, if the plant production contract is not renewed, ATK believes the U.S. Army would relieve ATK of all of its obligations under the facilities-use contract. Future ATK production under this contract or levels of government spending cannot be predicted with certainty. For potential risks associated with the Lake City contract competition, see the risk factor on competition discussed below.

        Congress and the President signed the NASA Authorization Act in October 2010 that directed the development of a Space Launch System. Consistent with the NASA Authorization Act, the President's GFY 2012 budget released in February 2011 identified funding for the replacement to Constellation's crew launch vehicle, designated the Space Launch System ("SLS"). Congress directed that, to the maximum extent possible, the SLS should utilize hardware developed for the Constellation program. On September 14, 2011, NASA and key legislative leaders jointly announced the baseline design for SLS. ATK's five-segment solid rocket motors were selected as the propulsion system for the first two SLS test flights (2017 and 2021). At the same time, NASA announced that it will hold a competition for the final design of the propulsion system for SLS, in which ATK will be eligible to participate.

        On November 18, 2011, President Obama signed the GFY 2012 NASA Appropriations bill, which provided $1.8 billion for the SLS. This legislation further specified the configuration of the Heavy Lift Vehicle consistent with the September 14, 2011 announcement by the NASA Administrator on the SLS configuration. The President's budget for government fiscal year 2013 includes a stable funding request for SLS for GFY13 through GFY17. Congress will determine the GFY13 funding level for NASA as well as the amount of the line item in NASA's budget for the SLS program.

        In fiscal 2012, NASA sales relating to the SLS contracts were approximately $283 million and as of March 31, 2012 ATK had approximately:

  •
  $54 million of billed and unbilled receivables directly related to the program,

  •
  $80 million of net property, plant, and equipment and other assets related to the SLS and other contracts, and

  •
  $518 million of goodwill recorded related to the Space Systems Operations reporting unit.

        All of these assets would be subject to impairment testing if significant changes are made to the SLS program and related contracts in future periods.

        U.S. Government contracts are also dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In August 2011, Congress passed the Budget Control Act (BCA), which set ceilings for total defense and non-defense spending in U.S. government fiscal years 2012 and 2013. Those limits were reflected in the enacted fiscal year 2012 Department of Defense Appropriations Act and the President's Budget Requests for the Department of Defense for fiscal year 2013. The BCA also established a sequestration baseline of total federal spending for a ten-year period, assuming reductions in defense spending of $487 billion when compared to the ten year forecast submitted with the fiscal year 2012 President's Budget Request for the Department of Defense. Failure by Congress to fulfill the deficit reduction targets set in the BCA will result in the sequestration of funds in each of the specified fiscal years to meet the total spending reduction target established by law. That sequestration, if fully implemented over the ten-year period, could reduce funds available to the Department of Defense by up to $500 billion more than the reductions already assumed in the BCA.

        If sequestration were triggered by an absence of enacted legislation meeting the conditions of the BCA or otherwise mitigating sequestration, the Department of Defense would be compelled to reduce obligations for each appropriated item within its budget. Such reductions would likely result in the termination, modification or restructuring of procurement and services contracts currently in effect. Department of Defense officials have testified to Congress that they have not commenced planning for sequestration or developing contingency plans to mitigate its impact. If sequestration were to occur in fiscal year 2013, most U.S. Government contracts will be subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which ATK participates, or any contract modification as a result of funding changes or sequestration, could materially delay or terminate the program. This could have a material adverse effect on ATK's operating results, financial condition, or cash flows.

        ATK's contract to develop solid rocket boosters for NASA's SLS Heavy Lift Vehicle (HLV) could be impacted by sequestration in fiscal 2013. NASA will have greater discretion in allocating sequestration reductions due to the cost-plus nature of many NASA contracts and the different baseline for sequestration that affords NASA greater ability to set program priorities.

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

        In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition. ATK's sole-source contracts accounted for 32% of U.S. Government sales in fiscal 2012 and include the following programs: RSRM Space Shuttle boosters, SLS, Trident II missiles, Minuteman III Propulsion Replacement Program, Advanced Medium-Range Air-to-Air Missile, Hellfire, Sensor Fuzed Weapon propulsion systems, multi-purpose tank ammunition rounds, tank ammunition, the AAR-47 missile warning system, Javelin launch tubes, SM-3 Solid Divert and Attitude Control Systems and Third Stage Rocket Motors, STARTM Motors, Advanced Anti-Radiation Guided Missile ("AARGM"), Mobile Ground-to-Air Radar Jamming System, Spider barrier system, and the Individual Semi-Automatic Airburst System ("ISAAS").

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

        ATK submitted its proposal for the continued operation of the LCAAP on January 23, 2012, in response to a competitive solicitation issued by the U.S. Army. The contract is expected to be awarded in the fall of 2012. ATK is currently under contract with the U.S. Army to operate the LCAAP until September 2013. Loss of the Lake City contract would reduce Armament Systems' and ATK's sales and profit. The prime contract at Lake City, which includes modernization, accounted for approximately 15% of ATK's total revenue in fiscal 2012.

        On September 14, 2011, NASA and key legislative leaders jointly announced the baseline design for SLS. ATK's five-segment solid rocket motors were selected as the propulsion system for the first two SLS test flights (2017 and 2021). At the same time, NASA announced that it will hold a competition in 2015 for the final design of the propulsion system for SLS, in which ATK will be eligible to participate.

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

        The following table summarizes how much each of these types of contracts contributed to ATK's U.S. Government business in fiscal 2012:

Cost-plus contracts:
Cost-plus-fixed-fee	14%
Cost-plus-incentive-fee/cost-plus-award-fee	22%
Fixed-price contracts:
Firm-fixed-price	64%

Total	100%

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

ATK could experience a change or reduction in demand for commercial ammunition.

        In recent years, ATK has seen a significant increase in demand for commercial ammunition. Although ATK services a broad base of customers, there is no assurance the recent growth rate can be sustained, which could have an impact on the Company's operating results. In addition, a further shift in consumer demand toward lower-margin products could have an adverse impact on the company's operating results.

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

        ATK's earnings may be positively or negatively impacted by the amount of expense or income recorded for employee benefit plans, primarily pension plans and other postretirement plans. Generally accepted accounting principles ("GAAP") in the United States of America require ATK to calculate income or expense for the plans using actuarial valuations. These valuations are based on assumptions made relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in these assumptions. The key year-end assumptions used to estimate pension and postretirement benefit expense or income for the following year are the discount rate, the expected long-term rate of return on plan assets, the rate of increase in future compensation levels, mortality rates, and the health care cost trend rate. ATK is required to remeasure its plan assets and benefit obligations annually, which may result in a significant change to equity through other comprehensive income (loss). ATK's pension and other postretirement benefit income or expense can also be affected by legislation or other regulatory actions. Additional information on how ATK's financial statements can be affected by pension plan accounting policies can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" in Item 7 of this report.

International sales are subject to greater risks that sometimes are associated with doing business in foreign countries.

        Over the next several years, ATK intends to focus on the expansion of our business into international markets. In fiscal 2012, approximately 15% of ATK's sales were to foreign customers, compared to 14% in the prior year. ATK's international business may pose greater risks than its business in the United States because in some countries there is increased potential for changes in economic, legal and political environments. ATK's international business is also sensitive to changes in a foreign government's national priorities and budgets. International transactions frequently involve increased financial and legal risks arising from foreign exchange rate variability and differing legal systems and customs in other countries. In addition, some international customers require contractors to agree to offset programs that may require in-country purchases or manufacturing or financial support arrangements as a condition to awarding contracts. The contracts may include penalties in the event the Company fails to perform in accordance with the offset requirements. An unfavorable event or trend in any one or more of these factors could adversely affect ATK's operating results, financial condition, or cash flows. Foreign sales subject ATK to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to ATK.

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

        As of March 31, 2012, ATK had total debt of $1.3 billion. In addition, ATK had $175.8 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $424.2 million of availability under its revolving credit facility. Additional information on ATK's debt can be found under "Liquidity and Capital Resources" in Item 7 of this report.

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

        ATK also manages information technology systems for various customers. While ATK maintains information security policies and procedures for managing these systems, the Company generally faces the same security threats for these systems as for its own systems. Computer viruses, malware, attempts to gain access to customer data or other electronic security breaches could lead to disruptions in mission critical systems for ATK's customers, unauthorized release of confidential or personally identifiable information and corruption of customer data.

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

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK generally assumed responsibility for environmental compliance at the facilities acquired from Hercules (the "Hercules Facilities"). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If ATK were unable to recover those environmental remediation costs under these contracts, ATK believes these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., ("Hercules") under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities as long as they were identified in accordance with the terms of the agreement; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50 thousand. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

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

        As of March 31, 2012, ATK had a total of $199 million of convertible senior subordinated notes outstanding, subject to the terms of the indenture. The indenture requires ATK to satisfy up to the principal amount of these notes solely in cash. In addition, the indenture requires ATK to pay any additional amounts above the principal amount of the notes in cash, common stock, or a combination of cash and common stock at ATK's discretion. As the price of ATK's common stock increases above the conversion price of the notes, ATK includes the dilutive impact of the number of shares that would be issued if converted, which decreases earnings per share.

        ATK is also exposed to the risk of fluctuation in interest rates. If interest rates increase, ATK may incur increased interest expense on variable interest-rate debt or short-term borrowings, which could have an adverse impact on ATK's operating results and cash flows.

ATK may pursue or complete acquisitions, or other transactions, which represent additional risk and could impact future financial results.

        ATK's business strategy includes the potential for future acquisitions or other transactions. Acquisitions involve a number of risks including integration of the acquired company with ATK's operations and unanticipated liabilities or contingencies related to the acquired company. ATK cannot ensure that the expected benefits of any future acquisitions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact ATK's operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Futhermore, ATK may engage in other strategic business transactions. Such transactions could cause unanticipated costs and difficulties, may not achieve intended results, and may require significant time and attention from management which could have an adverse impact on our business, operating results, financial condition, or cash flows.

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

ITEM 2.    PROPERTIES

        Facilities.    As of March 31, 2012, ATK occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 21 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government.

        As of March 31, 2012, ATK's operating segments had significant operations at the following locations:

Aerospace Systems	Commerce, CA; Goleta, CA; San Diego, CA; Beltsville, MD; Iuka, MS; Dayton, OH; Brigham City/ Promontory, UT; Clearfield, UT; Magna, UT
Armament Systems	Mesa, AZ; Elk River, MN; Plymouth, MN; Independence, MO; Radford, VA
Missile Products	Woodland Hills, CA; Clearwater, FL; Elkton, MD; Ronkonkoma, NY; Fort Worth, TX ; Rocket Center, WV
Security and Sporting	Oroville, CA; Boise, ID; Lewiston, ID; Anoka, MN; Fenton, MO; Bozeman, MT; Lares, Puerto Rico; Mayaguez, Puerto Rico; Norfolk, VA; Onalaska, WI; the Dominican Republic
Corporate	Minneapolis, MN; Arlington, VA

        The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment as of March 31, 2012:

	Owned	Leased	Government Owned(1)	Total
Aerospace Systems	5,321	3,635	479	9,435
Armament Systems	202	373	6,532	7,107
Missile Products	489	505	1,110	2,104
Security and Sporting	1,615	775	—	2,390
Corporate	—	155	—	155

Total	7,627	5,443	8,121	21,191
Percentage of total	36%	26%	38%	100%

(1)
These facilities are occupied under facilities contracts that generally require ATK to pay for all utilities, services, and maintenance costs.

        Land.    ATK also uses land that it owns or leases for assembly, test, and evaluation, in Brigham City, Corrine, and Magna, UT, which is used by Aerospace Systems; in Elk River, MN, and Socorro, NM, which are used by Armament Systems.

        ATK personnel occupy space at the following facilities that are not owned or operated by ATK: Marshall Space Flight Center, Huntsville, AL; Kennedy Space Center, Cape Canaveral, FL; Vandenberg Air Force Base, Vandenberg, CA; and Picatinny Arsenal, Picatinny, NJ. The square footage of these facilities are included in the table above.

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

        On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. On January 23, 2012, the parties met in a mediation session that resulted in an agreement to settle the lawsuit. As a result of the settlement agreement, ATK established a litigation accrual of $25.5 million during fiscal 2012. This payment was made in April 2012. An additional warranty accrual of approximately $10.7 million was recorded during fiscal 2012 as the Company will retrofit up to 76,000 flares as part of the settlement.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        ATK's common stock is listed and traded on the New York Stock Exchange under the symbol "ATK". The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Fiscal 2012:
Quarter ended March 31, 2012	$62.95	$49.78
Quarter ended January 1, 2012	64.76	52.07
Quarter ended October 2, 2011	72.53	51.26
Quarter ended July 3, 2011	76.24	66.17
Fiscal 2011:
Quarter ended March 31, 2011	$78.17	$66.90
Quarter ended January 2, 2011	79.96	71.78
Quarter ended October 3, 2010	76.15	60.13
Quarter ended July 4, 2010	83.98	61.24

        The number of holders of record of ATK's common stock as of May 13, 2012 was 5,904.

        During fiscal 2012, ATK paid quarterly dividends of $0.20 per share, totalling $26.6 million. On May 1, 2012, ATK's Board of Directors declared a quarterly cash dividend of $0.20 per share payable on June 28, 2012, to stockholders of record on June 11, 2012. We cannot be certain that ATK will continue to declare dividends in the future, and as such, the amount and timing of any future dividends are not determinable. ATK's dividend policy is reviewed by the Board of Directors in light of relevant factors, including our earnings, liquidity position, financial condition, capital requirements, and credit ratings, as well as the extent to which the payment of cash dividends may be restricted by covenants contained in ATK's 6.875% and 6.75% Senior Subordinated Notes and its Senior Credit Facility (as described under "Liquidity and Capital Resources" in Item 7 of this report). As of March 31, 2012, ATK's 6.875% and 6.75% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2012, this limit was approximately $710.4 million. As of March 31, 2012, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250 million plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.

Equity Compensation Plan Information

        The following table gives information about ATK's common stock that may be issued upon the exercise of options, warrants and rights under each of ATK's existing equity compensation plans as of March 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan(1)
Stock Options	214,286	$62.38	—
Deferred Compensation(2)	73,067	—	—
Non-Employee Director Restricted Stock Plan(1)			—
Deferred Compensation(2)	9,474	—	—
2005 Stock Incentive Plan(3)			99,360
Stock Options	171,661	61.70	—
Performance Awards(4)	750,277	—	—
Deferred Compensation(2)	101,533	—	—
Equity compensation plans not approved by security holders:
2000 Stock Incentive Plan(1)
Stock Options	32,175	61.27	—

Total	1,352,473	$62.02	99,360

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

        The 2000 Stock Incentive Plan (the "2000 Plan") is administered by the Personnel and Compensation Committee (the "P&C Committee") of ATK's Board of Directors. ATK stopped granting options and all other awards under the 2000 Plan in January 2004 and is only continuing the plan for the exercise, payment or forfeiture of awards granted in or before January 2004. Under the 2000 Plan, all employees (other than officers and directors), consultants, and independent contractors providing services to ATK or its affiliates were eligible to receive awards. The P&C Committee designated the participants who received awards, determined the types and amounts of awards granted, and determined the terms and conditions of awards granted, subject to the provisions of the 2000 Plan. Awards granted under the 2000 Plan consisted of stock options, restricted stock, and performance awards. Options granted under the 2000 Plan have an exercise price equal to the fair market value of ATK's common stock on the date of grant. Options granted under the 2000 Plan prior to January 2004 vested in three equal annual installments and have a term of 10 years. Options granted after January 2004 vested after three years and have a term of seven or ten years. If an option holder's employment terminates, the option remains exercisable for a fixed period of time, as determined by the P&C Committee, up to the remainder of the option's term. Payment of the exercise price of an option may be made in cash or in shares of ATK common stock previously acquired by the option holder.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)*
January 1 - January 29	—	$—	—
January 30 - February 26	7,951	58.66	—
February 27 - March 31	12,513	50.57	—

Fiscal quarter ended March 31, 2012	20,464	$53.71	—	3,990,423

*
The maximum number of shares that may yet be purchased under the program was calculated using the ATK closing stock price of $50.12 on March 31, 2012.

(1)
The 20,464 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock and performance shares that were granted under ATK's incentive compensation plans.

(2)
On August 5, 2008, ATK's Board authorized the repurchase of up to 5 million shares. The Board had determined that the repurchase program would serve primarily to offset dilution from the Company's employee and director benefit compensation programs, but it could also be used for other corporate purposes, as determined by the Board. During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million. No shares were purchased pursuant to this authorization during fiscal 2010 or 2011. In fiscal 2012, ATK repurchased 742,000 shares for $50.0 million. On

  January 31, 2012, ATK's Board of Directors authorized a new share repurchase program of up to $200 million worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008.

          The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK's debt instruments as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Debt," is incorporated herein by reference.

STOCKHOLDER RETURN PERFORMANCE GRAPH

          The following graph compares, for the five fiscal years ended March 31, 2012, the cumulative total return for ATK common stock with the comparable cumulative total return of two indexes:

  •
  Standard & Poor's Composite 500 Index, a broad equity market index; and

  •
  Dow Jones U.S. Aerospace and Defense Index, a published industry index.

        The graph assumes that on April 1, 2007, $100 was invested in ATK common stock (at the closing price on the previous trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested. The graph indicates the dollar value of each hypothetical $100 investment as of March 31 in each of the years 2008, 2009, 2010, 2011, and 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31
(Amounts in thousands except per share data)	2012	2011	2010	2009	2008
Results of Operations
Sales	$4,613,399	$4,842,264	$4,807,666	$4,583,224	$4,171,725
Cost of sales	3,618,503	3,840,698	3,776,355	3,607,312	3,325,410

Gross profit	994,896	1,001,566	1,031,311	975,912	846,315
Operating expenses:
Research and development	66,403	64,960	75,896	81,529	68,333
Selling	169,984	164,063	168,986	161,805	131,068
General and administrative	262,923	246,817	236,084	239,621	216,386
Trade name and goodwill impairment(2)	—	—	38,008	108,500	—

Income before interest, income taxes, and noncontrolling interest	495,586	525,726	512,337	384,457	430,528
Interest expense, net	(88,620)	(87,052)	(76,920)	(86,408)	(102,473)

Income before income taxes and noncontrolling interest	406,966	438,674	435,417	298,049	328,055
Income tax provision	143,762	124,963	156,473	157,096	118,678

Income before noncontrolling interest	263,204	313,711	278,944	140,953	209,377
Less net income attributable to noncontrolling interest	592	536	230	187	376

Net income attributable to Alliant Techsystems Inc.	$262,612	$313,175	$278,714	$140,766	$209,001

Alliant Techsystems Inc.'s earnings per common share:
Basic	$7.99	$9.41	$8.48	$4.30	$6.35

Diluted	$7.93	$9.32	$8.33	$4.14	$5.94

Financial Position
Net current assets	$1,089,915	$995,747	$931,163	$573,434	$617,029
Net property, plant, and equipment	604,498	587,749	561,931	540,041	492,336
Total assets(1)	4,541,746	4,443,845	3,869,624	3,577,345	3,196,194
Long-term debt (including current portion)	1,302,002	1,609,709	1,393,554	1,387,603	1,364,301
Total Alliant Techsystems Inc. stockholders' equity(1)	1,226,795	1,156,758	798,594	665,971	810,344
Other Data
Depreciation and amortization of intangible assets	$108,885	$111,186	$99,830	$85,753	$77,486
Capital expenditures(3)	122,292	130,201	143,472	111,481	100,709
Cash dividends per common share	0.80	0.20	—	—	—
Gross margin (gross profit as a percentage of sales)	21.6%	20.7%	21.5%	21.3%	20.3%

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

        See Note 4 to the consolidated financial statements for a description of acquisitions made since the beginning of fiscal 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands except share and per share data or unless otherwise indicated)

Forward-Looking Information is Subject to Risk and Uncertainty

        Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give ATK's current expectations or forecasts of future events. Words such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions are used to identify forward-looking statements. From time to time, ATK also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements ATK makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

  •
  reductions or changes in NASA or U.S. Government military spending and budgetary policies, including impacts of potential sequestration under the Budget Control Act of 2011, and sourcing strategies,

  •
  intense competition,

  •
  increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

  •
  changes in cost and revenue estimates and/or timing of programs,

  •
  the potential termination of U.S. Government contracts and the potential inability to recover termination costs,

  •
  reduction or change in demand for commercial ammunition,

  •
  risks associated with expansion into commercial markets,

  •
  actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates,

  •
  greater risk associated with international business,

  •
  other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

  •
  costs of servicing ATK's debt, including cash requirements and interest rate fluctuations,

  •
  information security threats or other disruptions,

  •
  supply, availability, and costs of raw materials and components, including commodity price fluctuations,

  •
  government laws and other rules and regulations applicable to ATK, such as procurement and import-export control,

  •
  the novation of U.S. Government contracts,

  •
  performance of ATK's subcontractors,

  •
  development of key technologies and retention of a qualified workforce,

  •
  fires or explosions at any of ATK's facilities,

  •
  environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

  •
  impacts of financial market disruptions or volatility to ATK's customers and vendors,

  •
  results of acquisitions or other transactions, and costs incurred for pursuits and proposed acquisitions that have not yet or may not close,

  •
  unanticipated changes in the tax provision or exposure to additional tax liabilities, and

  •
  the costs and ultimate outcome of litigation matters and other legal proceedings.

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

Executive Summary

        ATK is an aerospace, defense, and commercial products company and supplier of products to the U.S. Government, allied nations, and prime contractors. ATK is also a major supplier of ammunition and related accessories to commercial customers and law enforcement agencies. ATK is headquartered in Arlington, Virginia and has operating locations throughout the United States, Puerto Rico, and internationally.

        As of March 31, 2012, ATK operated in four business segments. These operating segments are defined based on the reporting and review process used by ATK's chief executive officer and other management. As of March 31, 2012, ATK's four operating groups were:

  •
  Aerospace Systems, which generated 29% of ATK's external sales in fiscal 2012, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets. Other products include ordnance, such as decoy and illuminating flares.

  •
  Armament Systems, which generated 34% of ATK's external sales in fiscal 2012, develops and produces military small-, medium-, and large-caliber ammunition, precision munitions, gun systems, and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

  •
  Missile Products, which generated 15% of ATK's external sales in fiscal 2012, operates across the following market areas: strike weapons, tactical propulsion, inspace propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

  •
  Security and Sporting, which generated 22% of ATK's external sales in fiscal 2012, develops and produces commercial products and tactical systems and equipment.

Financial Highlights and Notable Events

        Certain notable events or activities affecting our fiscal 2012 financial results included the following:

Financial highlights for fiscal 2012

  •
  Annual sales of $4.6 billion.

  •
  Diluted earnings per share of $7.93.

  •
  Total orders of $4.2 billion.

  •
  Total backlog of $6.3 billion at March 31, 2012 compared to $6.7 billion at March 31, 2011.

  •
  Income before interest, income taxes, and noncontrolling interest as a percentage of sales was 10.7% for the years ended March 31, 2012 and 2011, respectively. The current year rate reflects an approximately $36,000 accrual regarding a previously disclosed lawsuit related to the manufacture of LUU flares, and a favorable contract settlement of $18,000 within Armament Systems group. The prior year rate reflected a $25,000 reduction in sales and profit in a commercial aerospace program.

  •
  The increase in the current period tax rate to 35.3% is primarily due to the absence of the benefit that was realized in fiscal 2011 from the settlement of the examination of the fiscal 2007 and 2008 tax returns, the estimated nondeductible portion of the fiscal 2012 accrual related to the LUU flare litigation agreement, and the retroactive extension of the federal research and development ("R&D") credit in fiscal 2011, partially offset by increased benefit from the domestic manufacturing deduction ("DMD") and a discrete revaluation of the deferred tax assets caused by a change in state tax law.

  •
  During fiscal 2012, ATK paid quarterly cash dividends of $0.20 per share, totalling $26,552.

Notable events

  •
  Effective October 1, 2011, ATK relocated its corporate headquarters to Arlington, VA. ATK believes the move will provide the Company with opportunities for increased engagement with its customers and Congress, as well as with its aerospace and defense industry peers located in the region.

  •
  On January 23, 2012, ATK was notified that the Government Accountability Office did not uphold ATK's pre-award protest of the request for proposal for the continued operation and maintenance of the Radford Army Ammunition Plan ("RFAAP") in Radford, Virginia. On January 24, 2012, ATK was notified that the U.S. Army had completed its review of ATK's revised proposal for the RFAAP contract and that ATK had not been awarded the contract.

  •
  On January 23, 2012, ATK and the Department of Justice ("DOJ") met in a mediation session regarding the LUU flare litigation, which resulted in a tentative agreement to settle the lawsuit. As a result of the tentative agreement, ATK established a litigation accrual of $25,500. This payment was subsequently made in fiscal 2013 upon finalization of the settlement. An additional warranty accrual of approximately $10,700 was recorded during fiscal 2012 as the Company will retrofit up to 76,000 flares as part of the settlement.

  •
  On January 31, 2012, ATK's Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities

    Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008.

  •
  On February 2, 2012, ATK's Board of Directors appointed Neal S. Cohen as the company's Executive Vice President and Chief Financial Officer. Mr. Cohen has responsibility for accounting and controls, treasury, tax, financial planning and analysis, internal audit and investor relations.

  •
  On February 2, 2012, ATK announced that at the beginning of fiscal year 2013, it will operate a three-group structure. The segments will be the Aerospace Group, the Defense Group, and the Sporting Group. This realignment will maximize efficiency, reduce cost, support customer needs, leverage investments, and improve overall agility within ATK's markets.

  •
  On May 1, 2012, ATK's Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on June 28, 2012, to stockholders of record on June 11, 2012.

  •
  On May 1, 2012, ATK's Board of Directors appointed Deborah Moeschl as Vice President and Interim General Counsel of ATK.

Outlook

        Government Funding—ATK is dependent on funding levels of the U.S. Department of Defense ("DoD") and NASA.

        The U.S. defense industry has experienced significant changes over the years. ATK's management believes that the key to ATK's continued success is to focus on performance, innovation, simplicity, and affordability. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures mount on procurement and research and development accounts. ATK will concentrate on developing systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircraft, and main battle tanks.

        Congress and the President signed the NASA Authorization Act in October 2010 that directed the development of a Space Launch System. Consistent with the NASA Authorization Act, the President's GFY 2012 budget released in February 2011 identified funding for the replacement to Constellation's crew launch vehicle, designated the Space Launch System ("SLS"). Congress directed that, to the maximum extent possible, the SLS should utilize hardware developed for the Constellation program. On September 14, 2011, NASA and key legislative leaders jointly announced the baseline design for SLS. ATK's five-segment solid rocket motors were selected as the propulsion system for the first two SLS test flights (2017 and 2021). At the same time, NASA announced that it will hold a competition for the final design of the propulsion system for SLS, in which ATK will be eligible to participate.

        On November 18, 2011, President Obama signed the GFY 2012 NASA Appropriations bill, which provided $1.8 billion for the SLS. This legislation further specified the configuration of the Heavy Lift Vehicle consistent with the September 14, 2011 announcement by the NASA Administrator on the SLS configuration. The President's government fiscal year 2013 budget includes a stable funding request for SLS for GFY13 through GFY17. Congress will determine the GFY13 funding level for NASA as well as the amount of the line item in NASA's budget for the SLS program.

        In fiscal 2012, NASA sales relating to the SLS programs were approximately $283,000 and as of March 31, 2012 ATK had approximately:

  •
  $54,000 of billed and unbilled receivables directly related to the program,

  •
  $80,000 of net property, plant, and equipment and other assets related to the SLS and other contracts, and

  •
  $518,000 of goodwill recorded related to the Space Systems Operations reporting unit.

        All of these assets would be subject to impairment testing if significant changes are made to the SLS programs and related contracts in future periods.

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

        As discussed above, on January 23, 2012, ATK was notified that the U.S. Army had completed its review of ATK's revised proposal for a contract to continue operating and maintaining the RFAAP and that ATK had not been awarded the contract. Loss of the Radford facility management contract will reduce Armament Systems' and ATK's sales and profit. ATK will continue to operate its New River Energetics facility located at RFAAP, which supports ATK's commercial business, international program efforts and other business not directly associated with the RFAAP contract, and therefore ATK does not expect to lose all revenues associated with this division. Sales and operating profit associated with the RFAAP contract during fiscal 2012 were $195,000 and $39,000, respectively. ATK will continue to operate the facility through the first quarter of fiscal 2013. Therefore, there will be continued Radford revenues into fiscal 2013.

        ATK submitted its proposal for the continued operation of the Lake City Army Ammunition Plant ("Lake City" or "LCAAP") on January 23, 2012, in response to a competitive solicitation issued by the U.S. Army. The contract is expected to be awarded in the fall of 2012. ATK is currently under contract with the U.S. Army to operate the LCAAP until September 2013. Loss of the Lake City contract would reduce Armament Systems' and ATK's sales and profit. The prime contract at Lake City, which includes modernization, accounted for approximately 15% of ATK's total revenue in fiscal 2012.

        Recent Developments in U.S. Cost Accounting Standards ("CAS") Pension Recovery Rules —The Company maintains defined benefit plans that are subject to CAS and Pension Protection Act of 2006 ("PPA") requirements. The CAS Board issued the final ruling on December 27, 2011 which allows for recognition of a minimum actuarial liability ("MAL") determined on a PPA basis; shortens the amortization period for CAS actuarial gains/losses from 15 to 10 years; and allows for a five-year phase-in of PPA minimum actuarial liability. ATK is currently in process of completing an analysis of the impact the final ruling will have. Due to the phase-in approach within the ruling, there will be minimal impact to ATK prior to fiscal 2015.

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

Revenue Recognition

        Our sales come primarily from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. As the various U.S. Government customers, including the U.S. Army, U.S. Navy, NASA, and the U.S. Air Force, make independent purchasing decisions, we do not generally regard the U.S. Government as one customer. Instead, we view each agency as a separate customer.

        Sales by customer were as follows:

	Percent of Sales For Fiscal Years Ended:
	2012	2011	2010
Sales to:
U.S. Army	28%	30%	28%
U.S. Navy	12%	11%	11%
NASA	10%	13%	18%
U.S. Air Force	6%	7%	7%
Other U.S. Government customers	9%	7%	5%

Total U.S. Government customers	65%	68%	69%
Commercial and foreign customers	35%	32%	31%

Total	100%	100%	100%

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

        Profits expected to be realized on contracts are based on management estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current or prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.

        Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company's consolidated financial position or annual results of operations. In fiscal 2012, 2011 and 2010, the Company recognized favorable operating income adjustments of $187,718, $121,108, and $85,598, and unfavorable operating income adjustments of $80,745, $69,600 and $41,215, respectively, consisting of changes in estimates on contracts accounted for under the percentage-of-completion method of accounting. The adjustments recorded during the year ended

March 31, 2012 were primarily driven by greater than expected performance at the Radford facility due to increased production volumes, changes in estimates as contracts near completion in energetics and small-caliber systems programs, the absence of a reduction in sales and profit on a commercial aerospace program recorded in fiscal 2011, and changes in expectations on an international advanced weapons program, a defense electronic systems program, and others.

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

        Fiscal 2012 sales by revenue recognition method were as follows:

Percent of Sales
Sales recorded under:
Long-term contracts method	78%
Other method	22%

Total	100%

Employee Benefit Plans

        Defined Benefit Pension Plans.    ATK's noncontributory defined benefit pension plans (the "Plans") cover substantially all employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but substantially all receive an employer contribution through a defined contribution plan. Plans provide either pension benefits based on employee annual pay levels and years of credited service or based on stated amounts for each year of credited service. ATK funds the Plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for ATK are held in a trust and are invested in a diversified portfolio of equity investments, fixed income investments, real estate, timber, energy investments, hedge funds, private equity, and cash. For certain Plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements.

        ATK also sponsors nonqualified supplemental executive retirement plans which provide certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax qualified pension plans.

        ATK recorded pension expense for the Plans of $133,957 in fiscal 2012, an increase of $4,818 from $129,139 of pension expense recorded in fiscal 2011. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table sets forth ATK's assumptions used in determining pension expense for fiscal 2012, 2011, and 2010, and projections for fiscal 2013:

	Years Ending March 31
	2013	2012	2011	2010
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%	8.00%
Discount rate	4.90%	5.60%	5.90%	8.15%
Rate of compensation increase:
Union	3.26%	3.79%	3.84%	3.82%
Salaried	3.55%	4.02%	4.05%	4.09%

        In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over a long-term time horizon and ATK's own historical investment returns. The expected long-term rate of return of 8.0% used in fiscal 2012 for the Plans was based on an asset allocation range of 30-50% in equity investments, 30-40% in fixed income investments, 5-15% in real estate/real asset investments, 5-27% collectively in hedge fund and private equity investments, and 0-6% in cash investments. The expected long-term rate of return assumed for fiscal 2013 has been decreased to 7.5%. This decrease is primarily a result of the lower interest rate environment and decreased expectations for the equity risk premium. The actual return in any fiscal year will likely differ from ATK's assumption, but ATK estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.

        In determining its discount rate, ATK uses the current investment yields on high-quality corporate bonds (rated AA or better) that coincide with the cash flows of the estimated benefit payouts from ATK's plans. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of the respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate. The discount rate was 4.90%, 5.60%, and 5.90% at March 31, 2012, March 31, 2011, and March 31, 2010, respectively. The discount rate as of March 31 impacts the following fiscal year's pension expense.

        Future actual pension expense can vary significantly depending on future investment performance, changes in future discount rates, legally required plan changes, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate, compensation increase, and/or expected rate of return for fiscal 2013 were different, the impact on fiscal 2013 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2013 pension expense by approximately $8 million; each 0.25% change in the rate of compensation increase would change fiscal 2013 pension expense by approximately $2.4 million; and each 0.25% change in the expected rate of return on plan assets would change fiscal 2013 pension expense by approximately $5.5 million.

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

        ATK made contributions to the qualified pension trust of $74,600 during fiscal 2012. ATK made a qualified pension plan trust contribution of $140,000 in April 2012 (fiscal 2013) towards the legally required minimum contribution of $155,000 for fiscal 2013. ATK distributed $6,900 under its supplemental executive retirement plans during fiscal 2012, and expects to make distributions directly to retirees of approximately $7,147 in fiscal 2013. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made. ATK's funded pension status was approximately 71% as of March 31, 2012.

        Other Postretirement Benefits.    ATK also provides postretirement health care benefits and life insurance coverage to certain employees and retirees.

        The following table sets forth ATK's assumptions used to determine net periodic benefit cost for other postretirement benefit ("PRB") plans for fiscal 2012, 2011, and 2010, and projections for fiscal 2013:

	Years Ending March 31
	2013	2012	2011	2010
Expected long-term rate of return on plan assets:
Held solely in fixed income investments	5.00%	6.00%	6.00%	6.00%
Held in pension master trust and fixed income investments	6.25%	7.00%	7.00%	7.00%
Discount rate	4.40%	5.00%	5.35%	7.90%
Weighted average initial health care cost trend rate	7.70%	7.60%	7.70%	6.90%

        Health care cost trend rates are set specifically for each benefit plan and design. Health care cost trend rates used to determine the net periodic benefit cost for employees during fiscal 2012 were as follows: under age 65 was 8.5%; over age 65 was 7.5%; and the prescription drug portion was 8.0%. The rate of return estimate for fiscal 2013 has been decreased primarily due to lower return expectations for the fixed income investments, driven by lower interest rates, and the decrease in the expected rate of return on pension plan assets from 8.0% to 7.5%.

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

        In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2012, approximately 38% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$397	$(348)
Effect on postretirement benefit obligation	9,031	(7,917)

        ATK made other PRB plan contributions of $10,807 in fiscal 2012 and expects to make contributions of approximately $12,926 in fiscal 2013. A substantial portion of ATK's PRB plan contributions are recoverable from the U.S. Government as allowable indirect costs at amounts generally equal to the plan contributions, although not necessarily in the same year the contribution is made.

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

        Defined Contribution Plan.    ATK also sponsors a 401(k) defined contribution plan. Participation in this plan is available to substantially all U.S. employees.

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

Accounting for Goodwill

        ATK tests goodwill for impairment on the first day of its fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. The Company has determined that the reporting units for its goodwill impairment review are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, the Company has identified 12 reporting units within its reportable segments as of the fiscal 2012 testing date.

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

        The fair value of each reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted against the estimated value derived from two separate market approaches: the guideline company and transaction methods. These market approach methods estimate the price reasonably expected to be realized from the sale of the company based on comparable companies and recent transactional data.

        In developing its discounted cash flow analysis, ATK's assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on its three-year plan, as approved by the Board of Directors, and assumes a terminal growth rate thereafter. A separate discount rate is determined for each reporting unit and these cash flows are then discounted to determine the fair value of the reporting unit.

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

        To test the reasonableness of the valuation, ATK compares the indicated fair value of the reporting units to the estimated public market capitalization value of ATK and the appropriateness of the assumed control premium.

Results of ATK's fiscal 2012 Annual Impairment Test

        For the fiscal 2012 impairment assessment performed as of January 2, 2012, ATK utilized estimated cashflows from its three-year plan and assumed a terminal growth rate thereafter ranging from 0% to 4%. The cashflows were then discounted using a separate discount rate for each reporting unit which ranged from 9.5% to12%. An assumed value was also determined using multiples from recent transactions in the industry and by comparing operating results from guideline companies.

        The results of ATK's fiscal 2012 annual goodwill impairment test indicated that no goodwill impairment existed as the estimated fair value for most reporting units exceeded their carrying value by greater than 10%. Although there is no indication of impairment, based on the annual test, ATK determined that three of its reporting units had estimated fair values that exceeded their carrying values by less than 10% which ATK does not deem to be a significant excess. These reporting units include Space Systems Operations, Space Structures and Components, and Accessories and are discussed in further detail below.

        The Space Systems Operations reporting unit had an estimated fair value that exceeded its carrying value by approximately 5%. The reporting unit had approximately $518,000 of goodwill recorded as of March 31, 2012. This reporting unit contains much of the work ATK does related to the Space Launch System ("SLS") program for NASA. As previously discussed, the baseline design for SLS has been announced and ATK's five-segment solid rocket boosters were selected as the propulsion system for the first two SLS test flights, however NASA intends to hold a competition for the final design of the propulsion system for SLS, in which ATK will be eligible to participate. Congress will determine, as part of the 2013 appropriations legislative process, what the policy and funding levels for NASA will be and allocate the GFY 2013 funding for the Space Launch System. ATK has assumed continuation of the SLS program in the estimated cash flows for Space Systems Operations. However, if Congress significantly changes NASA's FY 2013 budget or does not appropriate the expected funds to the SLS program, there could be an adverse effect on ATK's operating results, financial condition, and cash flows within the Space Systems Operations reporting unit. If significant changes are made to the program in future periods, there would likely be an indication of impairment which would require the Company to perform a test for impairment.

        The Space Structures and Components reporting unit had an estimated fair value that exceeded its carrying value by approximately 7%. This reporting unit had approximately $85,000 of goodwill recorded in fiscal 2012. In fiscal 2009, ATK recorded a non-cash goodwill impairment charge of $108,500 within this reporting unit and, given the fact that any excess estimated fair value over carrying value was written-off at that time, ATK would not expect any significant excess within this reporting unit. There have been no significant changes in the underlying business since the date of the impairment and, based on ATK's expected sales growth in the base business, ATK does not believe there is any indication of impairment.

        The Accessories reporting unit had an estimated fair value that exceeded its carrying value by approximately 7%. This reporting unit had approximately $125,000 of goodwill recorded at March 31, 2012. A majority of the goodwill recorded within this reporting unit, approximately $116,000, relates to goodwill acquired in the fiscal 2009 acquisition of Eagle and the fiscal 2011 acquisition of Blackhawk. Given the fact that the purchase accounting valuation was recently performed and there have been no significant changes in the underlying business since the date of acquisition, ATK would not expect to see significant excess within this reporting unit. Based on the expected sales growth for Accessories, ATK does not believe there is any indication of impairment given ATK's continuing expansion into the market.

        As previously discussed, ATK was notified by the U.S. Army that the Company had not been awarded a contract for the continued operation and maintenance of the RFAAP. Loss of the Radford facility management contract will reduce Armament System's and ATK's sales and profit in future periods. For purposes of our fiscal 2012 impairment test, ATK assumed that it would not win the bid to continue managing the Radford facility. Based on the fact that ATK will continue to operate its New River Energetics facility located at RFAAP, the loss of the Radford facility management contract does not result in an impairment of goodwill. At March 31, 2012, ATK had approximately $18,000 of goodwill recorded associated with this reporting unit that was subject to impairment testing.

        The fiscal 2013 operating segment realignment previously discussed will result in a decrease in the number of reportable units from 12 to 10 for purposes of goodwill impairment testing, as reporting units within the existing Armament Systems and Missile Products groups will be consolidated. There will be no impact on Space Systems Operations, Space Structures and Components, or Accessories, which will continue to be tested separately for goodwill impairment.

Results of Operations

        The following information should be read in conjunction with ATK's consolidated financial statements. The key performance indicators that ATK's management uses in managing the business are sales, income before interest and income taxes, and cash flows.

Fiscal 2012

Sales

        The following is a summary of each operating segment's external sales:

	Years Ended March 31
	2012	2011	$ Change	% Change
Aerospace Systems	$1,347,802	$1,432,678	$(84,876)	(5.9)%
Armament Systems	1,580,644	1,806,339	(225,695)	(12.5)%
Missile Products	682,133	673,694	8,439	1.3%
Security and Sporting	1,002,820	929,553	73,267	7.9%

Total external sales	$4,613,399	$4,842,264	$(228,865)	(4.7)%

        The fluctuation in sales was driven by the program-related changes within the operating segments as described below.

        Aerospace Systems.    The decrease in sales was driven by:

  •
  a $114,300 decrease in Space Systems Operations sales volumes due to shifts in NASA funding priorities, the completion of the Space Shuttle Program, and the termination of the Launch Abort System, partially offset by higher sales on programs in strategic and commercial systems, flare and decoy sales, and space systems and services operations.

    This decrease was partially offset by an increase in aerospace structures of $35,600 due to the absence of the $25,000 sales reduction in the third quarter of the prior year on a commercial aircraft structures program.

        Armament Systems.    The decrease in sales was driven by:

  •
  a $106,200 decrease in small-caliber systems due to lower volume of small-caliber ammunition sales, decreased demand for non-standard ammunition, and a reduction in modernization due to the program nearing completion.

  •
  a decrease of $71,300 in energetics systems due to a reduction in modernization resulting from completion of the program and energetics program sales volume, partially offset by increased volume on a propellant program.

  •
  a decrease of $34,800 in integrated weapon systems driven by lower volumes across multiple medium-caliber gun programs.

  •
  a decrease in advanced weapons of $3,300 due to decreases in projectile systems, partially offset by an increase in sales on combat systems programs.

        Missile Products.    The increase in sales was driven by:

  •
  a $28,100 increase in sales across various programs within propulsion and controls.

  •
  an $11,700 increase in sales within defense electronic systems driven by the award of the JATAS program.

    These increases were partially offset by a decrease of $34,500 across various programs within the composites and tactical rocket motor products.

        Security and Sporting.    The increase in sales was driven by:

  •
  a $56,800 increase in ammunition driven by an increase in ammunition sales volume resulting primarily from increased demand and new capacity.

  •
  an increase of $17,000 in accessories driven by the higher sales volume within the retail channels.

Gross Profit

	Years Ended March 31
	2012	As a % of Sales	2011	As a % of Sales	Change
Gross profit	$994,896	21.6%	$1,001,566	20.7%	$(6,670)

        The decrease in gross profit was driven by lower overall sales and lower gross profit in Security and Sporting due to sales mix and higher pension expense. These decreases were partially offset by the absence of the $25,000 reduction in the third quarter of the prior year on a commercial aircraft structures program and increased profit in energetics programs.

Operating Expenses

	Years Ended March 31
	2012	As a % of Sales	2011	As a % of Sales	Change
Research and development	$66,403	1.4%	$64,960	1.3%	$1,443
Selling	169,984	3.7%	164,063	3.4%	5,921
General and administrative	262,923	5.7%	246,817	5.1%	16,106

Total	$499,310	10.8%	$475,840	9.8%	$23,470

        Operating expenses increased by $23,470 year-over-year. Research and development costs were relatively flat year-over-year. The increase in selling expenses was primarily driven by the Lake City Army Ammunition Plant competition. General and administrative costs increased due to the LUU flares litigation accrual, the reversal of certain long-term incentive accruals, realignment charges, and costs related to strategic growth initiatives. These increases were partially offset by cost management initiatives.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Years Ended March 31
	2012	2011	Change
Aerospace Systems	$143,817	$131,011	$12,806
Armament Systems	247,240	211,740	35,500
Missile Products	87,448	68,787	18,661
Security and Sporting	91,234	128,437	(37,203)
Corporate	(74,153)	(14,249)	(59,904)

Total	$495,586	$525,726	$(30,140)

        The decrease in income before interest, income taxes, and noncontrolling interest was due to decreased sales. Significant changes within the operating segments are also described below.

  Aerospace Systems.    The increase reflects the absence of the $25,000 profit reduction in the commercial aircraft program in the third quarter of the prior year, partially offset by lower sales volume within the space systems operations as discussed above.

  Armament Systems.    The increase is the result of an $18,000 favorable contract resolution in the second quarter of fiscal 2012 within Armament Systems, greater than expected performance at the Radford facility due to increased production volumes in anticipation of contract completion, and better performance and profit expectations on other programs. These increases were partially offset by lower sales as discussed above.

  Missile Products.    The increase was primarily driven by increased sales as noted above, and updated profitability expectations on programs within defense electronic systems, and operating efficiencies, cost management initiatives across multiple programs, and higher sales volumes.

  Security and Sporting.    The decrease primarily relates to sales mix, with a shift to lower margin ammunition products as well as delays and start-up costs associated with a DoD contract in the tactical accessories business and higher raw material costs. These were partially offset by operating efficiencies and cost management initiatives.

  Corporate.    The income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS), and the elimination of intercompany profits. The change from the prior year is driven by the LUU flare accrual, higher pension expense, the realignment accrual, higher intercompany profit eliminations, and costs related to strategic growth initiatives.

Net Interest Expense

        Net interest expense for fiscal 2012 was $89,296, an increase of $1,684 compared to $87,612 in fiscal 2011. The increase was primarily due to increases in the average amount of debt outstanding as well as the average borrowing rate following the issuance of the new debt in the prior fiscal year, partially offset by a reduction of $4,875 in non-cash amortization of the debt discount, due to the repayment of the 2.75% Convertible Senior Subordinated Notes in September 2011, as well as the absence of the $936 write-off of the remaining deferred debt issuance costs associated with our previous Term A Loan.

Income Tax Provision

	Years Ended March 31
	2012	Effective Rate	2011	Effective Rate	Change
Income tax provision	$143,762	35.3%	$124,963	28.5%	$18,799

        The increase in the current period tax rate is primarily due to the absence of the benefit that was realized in fiscal 2011 from the settlement of the examination of the fiscal 2007 and 2008 tax returns, the estimated nondeductible portion of the fiscal 2012 accrual related to the LUU flare litigation agreement, and the retroactive extension of the federal research and development ("R&D") credit in fiscal 2011, partially offset by increased benefit from the domestic manufacturing deduction ("DMD") and a discrete revaluation of the deferred tax assets caused by a change in state tax law.

        ATK's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2012 of 35.3% differs from the federal statutory rate of 35.0% due to state income taxes and the estimated nondeductible portion of the accrual related to the LUU flare litigation which increased the rate, as well as the DMD and partial year R&D credit which decreased the rate.

        The effective tax rate for fiscal 2011 of 28.5% differs from the federal statutory rate of 35.0% due to the contingent tax liability release, and the DMD and R&D tax credits which decreased the rate, as well as state income taxes which increased the rate.

        ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2005. The Internal Revenue Service ("IRS") has completed the federal audits of ATK through fiscal 2008. The IRS is currently auditing ATK's tax returns for fiscal years 2009 and 2010. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

        As of March 31, 2012 and 2011, the total amount of unrecognized tax benefits was $37,906 and $31,855, respectively, of which $30,248 and $25,206, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $15,252 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $12,788. See Note 11 to the consolidated financial statements for further details.

        ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. ATK's recorded valuation allowance of $4,754 at March 31, 2012 relates to capital loss carryovers and certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance increased during fiscal 2012 due to the recognition of current year capital losses and a change in the amount of state carryforward benefits expected to be utilized before expiration, partially offset by the expiration of capital loss carryforwards, expiration of state credit carryforwards, and utilization of prior year capital loss carryforwards.

Net Income Before Noncontrolling Interest

        Net income before noncontrolling interest for fiscal 2012 was $263,204, a decrease of 50,507 compared to $313,711 in fiscal 2011. This decrease was driven by an $18,799 increase in income tax expense, a $23,470 increase in operating expenses, a $6,670 decrease in gross profit, and an increase of $1,568 in net interest expense over the prior year.

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

        Aerospace Systems.    The decrease in sales was driven by:

  •
  a $214,700 decrease in space launch systems resulting from the wind-down of the Space Shuttle Program which was partially offset by $49,900 of higher Ares I program sales,

  •
  a $27,000 decrease within strategic and commercial rocket motors driven by lower volume across multiple programs, and

  •
  a decrease of $26,300 resulting from the termination of a space mission systems program.

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

Liquidity and Capital Resources

        ATK manages its business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include a committed credit facility, long-term borrowings, and access to the public debt and equity markets. ATK uses its cash to fund its investments in its existing core businesses and for debt repayment, cash dividends, share repurchases, and acquisition or other activities.

Cash Flow Summary

        ATK's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended March 31, 2012, 2011, and 2010 are summarized as follows:

	2012	2011	2010
Cash flows provided by operating activities	$372,307	$421,070	$193,662
Cash flows used for investing activities	(114,957)	(299,451)	(132,624)
Cash flows (used for) provided by financing activities	(390,811)	186,762	(3,844)

Net cash flows	$(133,461)	$308,381	$57,193

Operating Activities.

        Net cash provided by operating activities decreased $48,763 compared to the prior year period. This decrease was driven by a $74,600 funding payment to the pension trust during the current year and an increase in cash used for working capital. These decreases were partially offset by $25,460 less cash used to pay taxes in the current year and the absence of the repayment of a government grant which occurred in fiscal 2011.

        Net cash provided by operating activities increased $227,408 in fiscal 2011 compared to fiscal 2010. This increase was driven by the absence of $300,000 of cash used to fund the pension plans during fiscal 2010 and an increase of $34,767 in net income over the prior year. These increases were partially offset by a $48,246 increase in cash used for working capital primarily to support higher commercial aerospace sales which is driving the long-term receivable balance higher, the repayment of a government grant, and more cash used to pay taxes in the current year.

        Cash used for working capital is defined as net receivables plus long-term receivables plus net inventories, less accounts payables and contract advances.

Investing Activities.

        Net cash used for investing activities decreased $184,494 primarily due to the lack of $172,251 paid in fiscal 2011 to acquire Blackhawk. In addition there was a decrease of cash used for capital expenditures of $7,909. These decreases were partially offset by proceeds from the disposition of a non-essential parcel of land within Aerospace Systems during the current year.

        Net cash used for investing activities increased from fiscal 2010 to 2011 by $166,826 primarily due to the $172,251 paid in fiscal 2011 to acquire Blackhawk as well as the lack of $5,002 of cash received in September 2009 related to a preliminary purchase price adjustment for the fiscal 2009 acquisition of Eagle Industries. These increases were partially offset by a decrease in the amount of cash used for capital expenditures.

Financing Activities.

        Net cash used for financing activities increased $577,573 as compared to fiscal 2011. This increase was primarily due to the lack of $750,000 in proceeds received from the issuance of the 6.875% Senior Subordinated Notes in the prior year, the repurchase of $49,991 of ATK's common stock, and the payment of $26,552 of dividends to ATK stockholders during the current period. These increases were partially offset by the $300,000 used to repay the 2.75% Convertible Notes due 2011 this year compared to $280,000 used to repay the 2.75% Convertible Notes due 2024 and $290,000 used to extinguish the Term A Loan in the prior year period.

        Net cash provided by financing activities was $186,762 in fiscal 2011 compared to a use of $3,844 in fiscal 2010. This change was primarily due to $750,000 in proceeds received from entering into the Second Amended and Restated Credit Agreement and issuing the 6.875% Senior Subordinated Notes. This cash inflow was partially offset by $537,576 of cash used to pay-down and extinguish the original Term A Loan and repay the 2.75% Convertible Senior Subordinated Notes due 2024 in October 2010. ATK also paid $19,883 in cash for debt issuance costs during fiscal 2011 and a $6,700 dividend to its stockholders during fiscal 2011.

Liquidity

        In addition to ATK's normal operating cash requirements, the Company's principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends, and any strategic acquisitions. ATK's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK's debt service requirements over the next two years consist of principal payments due under the new Senior Credit Facility, as discussed further below. ATK's other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances.

        During fiscal 2012, ATK paid quarterly dividends of $0.20 per share totaling $26,552. On May 1, 2012, ATK's Board of Directors declared a quarterly cash dividend of $0.20 per share payable on June 28, 2012, to stockholders of record on June 11, 2012. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that ATK will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.

        Based on ATK's current financial condition, management believes that ATK's cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through ATK's revolving credit facilities, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future growth as well as to service ATK's currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases and payment of dividends over the next 12 months. Capital expenditures for fiscal 2013 are expected to be approximately $100,000.

        ATK's access to liquidity sources has not been materially impacted by the current credit environment, and ATK does not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.

Long-Term Debt and Credit Facilities

        As of March 31, 2012, ATK had actual total indebtedness of $1,319,453, and the $600,000 Revolving Credit Facility provided for the potential of additional borrowings up to $424,227. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2012, although ATK had outstanding letters of credit of $175,773 which reduced amounts available under the facility.

        ATK's indebtedness consisted of the following:

	March 31, 2012	March 31, 2011
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$370,000	$390,000
Revolving Credit Facility due 2015	—	—
2.75% Convertible Senior Subordinated Notes due 2011	—	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453

Principal amount of long-term debt	1,319,453	1,639,453
Less: Unamortized discounts	17,451	29,744

Carrying amount of long-term debt	1,302,002	1,609,709
Less: current portion	30,000	320,000

Carrying amount of long-term debt, excluding current portion	$1,272,002	$1,289,709

        See Note 9 "Long-Term Debt" to the consolidated financial statements in Part II, Item 8 for a detailed discussion of these borrowings.

Senior Credit Facility

        In fiscal 2011, ATK entered into a Second Amended and Restated Credit Agreement ("the Senior Credit Facility"), which was comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015. The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015.

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

        It is currently expected that there will be no borrowings against the Revolving Credit Facility at March 31, 2013.

2.75% Convertible Notes due 2011

        ATK's 2.75% Convertible Notes due 2011 were repaid in fiscal 2012.

6.75% Notes due 2016

        ATK's 6.75% Notes mature on April 1, 2016. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year. ATK now has the right to redeem some or all of these notes from time to time at specified redemption prices.

6.875% Notes due 2020

        ATK's 6.875% Notes mature on September 15, 2020. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.875% per annum and is payable semi-annually on September 15 and March 15 of each year. ATK has the right to redeem some or all of these notes on or after September 15, 2015, at specified redemption prices. Prior to September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium.

3.00% Convertible Notes due 2024

        ATK's 3.00% Convertible Notes mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Beginning August 20, 2014, ATK will be required to pay contingent interest at a rate driven by the average trading price of these notes if the trading price reaches specified levels during the measurement period.

        ATK may redeem all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of the Notes on August 15, 2014 and August 15, 2019. Holders may also convert their notes at a conversion rate of 12.7422 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $78.48 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.

Rank and Guarantees

        The 3.00% Convertible Notes, the 6.875%, and the 6.75% Notes rank equal in right of payment with each other and all of ATK's future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. The parent company has no independent assets or operations. Subsidiaries of ATK other than the subsidiary guarantors are minor. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

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

	Senior Leverage Ratio	Leverage Ratio	Interest Coverage Ratio
Requirement	≤2.50	≤4.00	≥3.00
Actual at March 31, 2012	0.66	2.23	8.40

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

        Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The indentures governing the 6.75% Notes, the 6.875% Notes, and the 3.00% Convertible Notes also impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. As of March 31, 2012, ATK was in compliance with the covenants in all of its debt agreements and expects to be in compliance for the foreseeable future.

Share Repurchases

        On August 5, 2008, ATK's Board of Directors authorized the repurchase of up to 5,000,000 shares. The Board had determined that the repurchase program would serve primarily to offset dilution from the Company's employee and director benefit compensation programs, but it could also be used for other corporate purposes, as determined by the Board. In fiscal 2012, ATK repurchased 742,000 shares for $49,991 under this program. ATK repurchased no shares in fiscal years 2011 or 2010.

        On January 31, 2012, ATK's Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008.

        Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.75% Senior Subordinated Notes and 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2012, this limit was approximately $710,388. As of March 31, 2012, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010.

Contractual Obligations and Commercial Commitments

        The following table summarizes ATK's contractual obligations and commercial commitments as of March 31, 2012:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Long-term debt	$1,319,453	$30,000	$539,453	$400,000	$350,000
Interest on debt(1)	414,631	67,359	131,978	90,941	124,353
Operating leases	378,854	69,427	115,600	93,574	100,253
Environmental remediation costs, net	25,589	310	2,631	4,588	18,060
Pension and other PRB plan contributions	1,310,700	176,200	440,200	403,000	291,300

Total contractual obligations	$3,449,227	$343,296	$1,229,862	$992,103	$883,966

		Commitment Expiration by period
	Total	Within 1 year	1 - 3 years	3 - 5 years
Other commercial commitments:
Letters of credit	$175,773	$148,888	$26,885	$—

(1)
Includes interest on variable rate debt calculated based on interest rates at March 31, 2012. Variable rate debt was approximately 28% of ATK's total debt at March 31, 2012.

        The total liability for uncertain tax positions at March 31, 2012 was approximately $37,906 (see Note 11). $14,824 of this amount could be paid within 12 months and is therefore classified within current taxes payable. ATK is not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.

        Pension plan contributions are an estimate of ATK's minimum funding requirements through fiscal 2022 to provide pension benefits for employees based on expected actuarial estimated service accruals through fiscal 2022 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

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

        On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. On January 23, 2012, the parties met in a mediation session that resulted in an agreement to settle the lawsuit. As a result of the settlement agreement, ATK established a litigation accrual of $25,500 during fiscal 2012. This payment was made in April 2012. An additional warranty accrual of approximately $10,700 was recorded during fiscal 2012 as the Company will retrofit up to 76,000 flares as part of the settlement.

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

        The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.00% and 2.50% as of March 31, 2012 and 2011, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2012		March 31, 2011
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,227)	$35,638	$(59,869)	$34,337
Unamortized discount	3,731	(1,925)	7,983	(3,862)

Present value amounts (payable) receivable	$(57,496)	$33,713	$(51,886)	$30,475

        As of March 31, 2012, the estimated discounted range of reasonably possible costs of environmental remediation was $57,496 to $79,755.

        ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK generally assumed responsibility for environmental compliance at the facilities acquired from Hercules

    (the "Hercules Facilities"). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If ATK were unable to recover those environmental remediation costs under these contracts, ATK believes these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., (Hercules) under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities as long as they were identified in accordance with the terms of the agreement; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

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

        At March 31, 2012, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2013	$310
Fiscal 2014	2,327
Fiscal 2015	304
Fiscal 2016	2,572
Fiscal 2017	2,016
Thereafter	18,060

Total	$25,589

        There were no material insurance recoveries related to environmental remediation during any of the periods presented.

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

        Significant increases in commodities can negatively impact operating results with respect to ATK's firm fixed-price contract to supply the DoD's small-caliber ammunition needs. Depending on market conditions, ATK has entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the four-year small-caliber ammunition supply contract with the U.S. Army by the terms within that contract, which is expected to continue into fiscal 2014; however, if metal prices exceed pre-determined levels, Armament Systems' operating results could be adversely impacted.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

        We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2012 and 2011, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliant Techsystems Inc. and subsidiaries at March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE, LLP

Minneapolis, MN

May 23, 2012

CONSOLIDATED INCOME STATEMENTS

	Years Ended March 31
(Amounts in thousands except per share data)	2012	2011	2010
Sales	$4,613,399	$4,842,264	$4,807,666
Cost of sales	3,618,503	3,840,698	3,776,355

Gross profit	994,896	1,001,566	1,031,311
Operating expenses:
Research and development	66,403	64,960	75,896
Selling	169,984	164,063	168,986
General and administrative	262,923	246,817	236,084
Trade name impairments	—	—	38,008

Income before interest, income taxes, and noncontrolling interest	495,586	525,726	512,337
Interest expense	(89,296)	(87,612)	(77,494)
Interest income	676	560	574

Income before income taxes and noncontrolling interest	406,966	438,674	435,417
Income tax provision	143,762	124,963	156,473

Net income	263,204	313,711	278,944
Less net income attributable to noncontrolling interest	592	536	230

Net income attributable to Alliant Techsystems Inc.	$262,612	$313,175	$278,714

Alliant Techsystems Inc. earnings per common share:
Basic	$7.99	$9.41	$8.48

Diluted	$7.93	$9.32	$8.33

Alliant Techsystems Inc. weighted-average number of common shares outstanding:
Basic	32,874	33,275	32,851

Diluted	33,112	33,615	33,462

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$568,813	$702,274
Net receivables	1,029,155	945,611
Net inventories	258,495	242,028
Income tax receivable	—	22,228
Deferred income tax assets	101,720	65,843
Other current assets	51,512	81,249

Total current assets	2,009,695	2,059,233
Net property, plant, and equipment	604,498	587,749
Goodwill	1,251,536	1,251,536
Noncurrent deferred income tax assets	134,719	100,519
Deferred charges and other non-current assets	541,298	444,808

Total assets	$4,541,746	$4,443,845

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$30,000	$320,000
Accounts payable	333,980	292,281
Contract advances and allowances	119,824	121,927
Accrued compensation	121,901	135,442
Accrued income taxes	6,433	—
Other accrued liabilities	307,642	193,836

Total current liabilities	919,780	1,063,486
Long-term debt	1,272,002	1,289,709
Postretirement and postemployment benefits liabilities	111,392	126,012
Accrued pension liability	878,819	671,356
Other long-term liabilities	123,002	127,160

Total liabilities	3,304,995	3,277,723
Commitments and contingencies (Notes 10, 12 and 13)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—33,142,408 shares at March 31, 2012 and 33,519,072 shares at March 31, 2011	332	335
Additional paid-in-capital	537,921	559,279
Retained earnings	2,241,711	2,005,651
Accumulated other comprehensive loss	(910,598)	(787,077)
Common stock in treasury, at cost—8,413,041 shares held at March 31, 2012 and 8,036,377 shares held at March 31, 2011	(642,571)	(621,430)

Total Alliant Techsystems Inc. stockholders' equity	1,226,795	1,156,758
Noncontrolling interest	9,956	9,364

Total equity	1,236,751	1,166,122

Total liabilities and equity	$4,541,746	$4,443,845

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2012	2011	2010
Operating Activities
Net income	$263,204	$313,711	$278,944
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	98,037	100,041	93,739
Amortization of intangible assets	10,848	11,145	6,091
Amortization of debt discount	12,293	17,168	19,867
Amortization of deferred financing costs	4,764	5,157	2,839
Trade name impairments	—	—	38,008
Other asset impairment	—	—	11,405
Deferred income taxes	7,518	23,018	(3,338)
(Gain) loss on disposal of property	(2,928)	2,281	5,756
Share-based plans expense	6,724	9,740	16,664
Excess tax benefits from share-based plans	(23)	(540)	(1,691)
Changes in assets and liabilities:
Net receivables	(207,451)	(153,723)	(81,279)
Net inventories	(16,466)	(6,400)	57
Accounts payable	42,557	20,065	(16,221)
Contract advances and allowances	(2,103)	15,108	20,739
Accrued compensation	(25,063)	(53,616)	800
Accrued income taxes	19,801	(40,164)	59,154
Pension and other postretirement benefits	37,547	86,955	(241,560)
Other assets and liabilities	123,048	71,124	(16,312)

Cash provided by operating activities	372,307	421,070	193,662
Investing Activities
Capital expenditures	(122,292)	(130,201)	(143,472)
Acquisition of business, net of cash acquired	—	(172,251)	5,002
Proceeds from the disposition of property, plant, and equipment	7,335	3,001	5,845

Cash used for investing activities	(114,957)	(299,451)	(132,625)
Financing Activities
Payments made on bank debt	(20,000)	(13,438)	(13,916)
Payments made to extinguish debt	(300,000)	(537,576)	—
Proceeds from issuance of long-term debt	—	750,000	—
Payments made for debt issue costs	—	(19,883)	—
Purchase of treasury shares	(49,991)	—	—
Dividends paid	(26,552)	(6,700)	—
Proceeds from employee stock compensation plans	5,709	13,819	8,381
Excess tax benefits from share-based plans	23	540	1,691
Cash (used for) provided by financing activities	(390,811)	186,762	(3,844)
(Decrease) increase in cash and cash equivalents	(133,461)	308,381	57,193
Cash and cash equivalents at beginning of year	702,274	393,893	336,700
Cash and cash equivalents at end of year	$568,813	$702,274	$393,893

Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$14,976	$14,118	$15,621

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock $.01 Par Value
					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in thousands except share data)	Shares	Amount
Balance, March 31, 2009	32,783,496	$328	$574,675	$1,420,462	$(651,652)	$(677,842)	$8,598	$674,569
Comprehensive income:
Net income		—	—	278,714	—	—	230	278,944
Other comprehensive income (see Note 1):
Adjustments, net		—	—	—	(169,434)	—	—	(169,434)

Comprehensive income								109,510
Exercise of stock options	170,380	—	(4,791)	—	—	13,172	—	8,381
Restricted stock grants	24,743	—	(2,437)	—	—	2,437	—	—
Share-based compensation	—	—	16,664	—	—	—	—	16,664
Performance shares issued net of treasury stock withheld	75,100	—	(8,759)	—	—	5,422	—	(3,337)
Tax benefit related to share based plans and other	—	—	2,346	—	—	—	—	2,346
Employee benefit plans and other	(6,701)	2	348	—	—	(1,061)	—	(711)

Balance, March 31, 2010	33,047,018	330	578,046	1,699,176	(821,086)	(657,872)	8,828	807,422
Comprehensive income:
Net income		—	—	313,175	—	—	536	313,711
Other comprehensive income (see Note 1):
Adjustments, net		—	—	—	34,009	—	—	34,009

Comprehensive income								347,720
Exercise of stock options	251,401	—	(5,622)	—	—	19,440	—	13,818
Restricted stock grants	88,585	—	(7,057)	—	—	7,057	—	—
Share-based compensation	—	—	9,740	—	—	—	—	9,740
Performance shares issued net of treasury stock withheld	139,342	—	(17,193)	—	—	10,689	—	(6,504)
Tax benefit related to share based plans and other	—	—	1,111	—	—	—	—	1,111
Dividends paid	—	—	—	(6,700)	—	—	—	(6,700)
Employee benefit plans and other	(7,274)	5	254	—	—	(744)	—	(485)

Balance, March 31, 2011	33,519,072	335	559,279	2,005,651	(787,077)	(621,430)	9,364	1,166,122
Comprehensive income:
Net income		—	—	262,612	—	—	592	263,204
Other comprehensive income (see Note 1):
Adjustments, net		—	—	—	(123,521)	—	—	(123,521)

Comprehensive income								139,683
Exercise of stock options	107,944	—	(2,580)	—	—	8,289	—	5,709
Restricted stock grants	201,429	—	(17,159)	—	—	17,159	—	—
Share-based compensation	—	—	6,724	—	—	—	—	6.724
Treasury stock purchased	(742,000)	—	—	—	—	(49,991)	—	(49,991)
Performance shares issued net of treasury stock withheld	73,685	—	(8,752)	—	—	5,946	—	(2,806)
Tax benefit related to share based plans and other	—	—	(1,173)	—	—	—	—	(1,173)
Dividends paid	—	—	—	(26,552)	—	—	—	(26,552)
Employee benefit plans and other	(17,722)	(3)	1,582	—	—	(2,544)	—	(965)

Balance, March 31, 2012	33,142,408	$332	$537,921	$2,241,711	$(910,598)	$(642,571)	$9,956	$1,236,751

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

Revenue Recognition.

        Our sales come primarily from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. As the various U.S. Government customers, including the U.S. Army, U.S. Navy, NASA, and the U.S. Air Force, make independent purchasing decisions, we do not generally regard the U.S. Government as one customer. Instead, we view each agency as a separate customer.

        Sales by customer were as follows:

	Percent of Sales For Fiscal Years Ended:
	2012	2011	2010
Sales to:
U.S. Army	28%	30%	28%
U.S. Navy	12%	11%	11%
NASA	10%	13%	18%
U.S. Air Force	6%	7%	7%
Other U.S. Government customers	9%	7%	5%

Total U.S. Government customers	65%	68%	69%
Commercial and foreign customers	35%	32%	31%

Total	100%	100%	100%

        Long-Term Contracts—The majority of ATK's sales are accounted for as long-term contracts. Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer acceptance ("units-of-delivery"). The majority of ATK's total revenue is accounted for using the cost-to-cost method of accounting.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

        Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current or prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.

        Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company's consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $106,973 in 2012, $51,508 in 2011, and $44,383 in 2010. The adjustments recorded during the year ended March 31, 2012 were primarily driven by greater than expected performance at the Radford facility due to increased production volumes, changes in estimates as contracts near completion in energetic and small- caliber systems programs, the absence of a reduction in sales and profit on a commercial aerospace program recorded in fiscal 2011, and changes in expectations on an international advanced weapons program, a defense electronic systems program, and others.

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

        Fiscal 2012 sales by revenue recognition method were as follows:

Percent of Sales
Sales recorded under:
Long-term contracts method	78%
Other method	22%

Total	100%

        Operating Expenses.    Research and development, selling and general and administrative costs are expensed in the year incurred. Research and development costs include costs incurred for experimentation and design testing. Selling costs include bid and proposal efforts related to products

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

and services. Costs that are incurred pursuant to contractual arrangements are recorded over the period that revenue is recognized, consistent with ATK's contract accounting policy.

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

        ATK's engineering, financial, and legal specialists estimate, based on current law and existing technologies, the cost of each environmental liability. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where ATK may be jointly and severally liable. ATK's estimates for environmental obligations are dependent on, and affected by, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, changes in environmental laws and regulations, future technological developments, and the timing of expenditures; accordingly, ATK periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

        Cash Equivalents.    Cash equivalents are all highly liquid cash investments purchased with original maturities of three months or less.

        Marketable Securities.    Investments in a common collective trust that primarily invests in fixed income securities are classified as available-for-sale securities and are recorded at fair value within other current assets and deferred charges and other non-current assets on the consolidated balance sheet. Unrealized gains and losses are recorded in other comprehensive (loss) income ("OCI"). When such investments are sold, the unrealized gains or losses are reversed from OCI and recognized in the consolidated income statement.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

        Inventories consist of the following:

	March 31
	2012	2011
Raw materials	$122,072	$97,942
Work/Contracts in process	53,018	53,499
Finished goods	83,405	90,587

Net inventories	$258,495	$242,028

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

        Earnings Per Share Data.    Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards (see Note 14) and contingently issuable shares related to ATK's Convertible Senior Subordinated Notes (see Note 9) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on earnings per share. In computing EPS for the fiscal years presented, earnings, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2012	2011	2010
Basic EPS shares outstanding	32,874	33,275	32,851
Dilutive effect of stock-based awards	238	340	477
Dilutive effect of contingently issuable shares	—	—	134

Diluted EPS shares outstanding	33,112	33,615	33,462

Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	5	5	—

        As discussed further in Note 9, contingently issuable shares related to ATK's various convertible senior subordinated notes are not included in diluted EPS for 2012 or 2011 because ATK's average stock price during the periods did not exceed the triggering price.

        Contingently issuable shares related to ATK's $200,000 aggregate principal amount of 3.00% Convertible Notes due 2024 and the $280,000 aggregate principal amount of 2.75% Convertible Notes due 2024, as discussed in Note 9, were included in diluted EPS in fiscal 2010 because ATK's average stock price exceeded the conversion price during that period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

        Comprehensive Income.    The components of comprehensive income for the fiscal years presented are as follows:

	Years Ended March 31
	2012	2011	2010
Net income	$263,204	$313,711	$278,944
Other comprehensive (loss) income (OCI):
Change in fair value of derivatives, net of income taxes of $17,060, $6,078, and $(25,386), respectively	(26,683)	(9,607)	39,706
Pension and other postretirement benefit liabilities, net of income taxes of $60,296, $(26,353), and $131,654, respectively	(96,594)	43,940	(211,513)
Change in fair value of available-for-sale securities, net of income taxes of $156, $205, and $(1,517), respectively	(244)	(324)	2,373

Total OCI	(123,521)	34,009	(169,434)
Comprehensive income	139,683	347,720	109,510
Comprehensive income attributable to noncontrolling interest	592	536	230

Comprehensive income attributable to Alliant Techsystems Inc.	$139,091	$347,184	$109,280

        The components of accumulated OCI, net of income taxes, are as follows:

	March 31
	2012	2011
Derivatives	$3,416	$30,099
Pension and other postretirement benefit liabilities	(915,010)	(818,416)
Available-for-sale securities	996	1,240

Total accumulated other comprehensive loss	$(910,598)	$(787,077)

        The following table summarizes the pre-tax activity in OCI related to these derivatives:

	Years Ended March 31
	2012	2011	2010
Beginning of period unrealized gain in accumulated OCI	$49,407	$65,582	$—
Net (decrease) increase in fair value of derivatives	(24,424)	26,491	79,431
Net gains reclassified from OCI, offsetting the price paid to suppliers	(19,319)	(42,666)	(13,849)

End of period unrealized gain in accumulated OCI	$5,664	$49,407	$65,582

        There was no ineffectiveness recognized in earnings for these contracts during any of the fiscal years presented. ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

1. Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements.

        On May 12, 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 clarifies the application of existing fair value measurement requirements including: (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (3) quantitative information required for fair value measurements categorized within Level 3. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio, and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on ATK's financial statements.

        On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, ("ASU 2011-05"). This update revises the manner in which entities must present comprehensive income in their financial statements. ASU 2011-05 gives entities the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in either of the following ways: (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and interim periods within those years (ATK's fiscal 2013). ATK does not believe the adoption of this ASU will have a material impact on its financial statements.

        On September 15, 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08). Under the revised guidance, entities testing goodwill for impairment will have the option to perform a qualitative assessment before calculating the fair value of their reporting units (i.e., step 1 of the goodwill impairment test under the historical rules). If entities determine, on the basis of qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The new guidance does not change how goodwill is calculated or assigned to reporting units, nor does it amend the requirement to test goodwill annually or between annual tests if circumstances warrant. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (ATK's fiscal 2013). ATK does not believe the adoption of this ASU will have a material impact on its financial statements.

        On December 16, 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 360), Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this guidance are to be retrospectively applied for all comparative periods presented for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, beginning in fiscal 2014 for ATK. ATK does not believe the adoption of this ASU will have a material impact on its financial statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

2. Fair Value of Financial Instruments (Continued)

        Long-Term Debt—The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate debt is based on market quotes for each issuance. We have considered these to be Level 2 instruments.

        The following table sets forth by level within the fair value hierarchy ATK's financial assets and liabilities that are measured at fair value on a recurring basis:

	As of March 31, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$8,546	$—
Derivatives	—	12,182	—
Liabilities
Derivatives	$—	$6,518	$—

	As of March 31, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$9,470	$—
Derivatives	—	49,407	—
Liabilities
Derivatives	$—	$—	$—

        The following table presents ATK's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of March 31, 2012		As of March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$932,002	$986,394	$1,219,709	$1,303,466
Variable rate debt	370,000	370,000	390,000	386,100

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

        As of March 31, 2012, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	22,350,000
Zinc	6,245,000

        As of March 31, 2012, ATK had no outstanding foreign currency forward contracts in place.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

3. Derivative Financial Instruments (Continued)

        The table below presents the fair value and location of ATK's derivative instruments designated as hedging instruments in the consolidated balance sheet as of the periods presented.

		Asset Derivatives Fair value as of		Liability Derivatives Fair value as of
	Location	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Commodity forward contracts	Other current assets / other accrued liabilities	$12,182	$36,398	$6,518	$—
Commodity forward contracts	Deferred charges and other non-current assets / other long term liabilities	—	12,619	—	—
Foreign currency forward contracts	Other current assets/ accrued liabilities	—	390	—	—

Total		$12,182	$49,407	$6,518	$—

        Due to the nature of ATK's business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by ATK.

        For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Fiscal year ended March 31, 2012
Commodity forward contracts	$5,664	Cost of Sales	$24,424	Cost of Sales	$—
Fiscal year ended March 31, 2011
Commodity forward contracts	$49,017	Cost of Sales	$26,491	Cost of Sales	$—
Foreign currency forward contracts	390	Cost of Sales	—	Cost of Sales	—

        All derivatives used by ATK during the periods presented were designated as hedging instruments.

        There was no ineffectiveness recognized in earnings for these contracts during any of the periods presented. ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

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

        On April 9, 2010, ATK acquired Blackhawk Industries Products Group Unlimited, LLC ("Blackhawk") for a purchase price of $172,251. Blackhawk is a manufacturer of high quality tactical gear. ATK believes that the acquisition provides ATK with a strong tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative tactical accessories which will strengthen ATK's position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets. Blackhawk employs approximately 300 employees and is included in the Security and Sporting group. The purchase price allocation was completed in fiscal 2011. Most of the goodwill generated in this acquisition will be deductible for tax purposes.

        ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the Blackhawk's results are included in ATK's consolidated financial statements at the date of acquisition. The purchase price for the acquisition was allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2011 and 2010 as if the acquisitions had occurred at the beginning of fiscal 2010 is not being presented because the acquisition is not material to ATK for that purpose.

        ATK made no acquisitions during fiscal 2012 or 2010.

5. Receivables

        Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	March 31
	2012	2011
Billed receivables
U.S. Government contracts	$241,701	$189,471
Commercial and other	215,653	227,579
Unbilled receivables
U.S. Government contracts	447,572	432,342
Commercial and other	135,877	105,640
Less allowance for doubtful accounts	(11,648)	(9,421)

Net receivables	$1,029,155	$945,611

        Receivable balances are shown net of customer progress payments received of $461,743 as of March 31, 2012 and $441,159 as of March 31, 2011. ATK also had $312,843 and $188,935 of long-term unbilled receivables, primarily relating to commercial aerospace programs, recorded in deferred charges and other non-current assets at March 31, 2012 and 2011, respectively.

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

        The following is a reconciliation of the changes in ATK's allowance for doubtful accounts during fiscal 2011 and 2012:

Balance at April 1, 2010	$9,848
Expense	5,432
Write-offs	(201)
Reversals and other adjustments	(5,658)

Balance at March 31, 2011	9,421
Expense	5,317
Write-offs	(377)
Reversals and other adjustments	(2,713)

Balance at March 31, 2012	$11,648

6. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and test equipment is depreciated using the double declining balance method at most of ATK's facilities, and using the straight-line method at other ATK facilities. Other depreciable property is depreciated using the straight-line method. Machinery and equipment are depreciated over one to 30 years and buildings and improvements are depreciated over one to 45 years. Depreciation expense was $98,037 in fiscal 2012, $100,041 in fiscal 2011, and $93,739 in fiscal 2010.

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

        Property, plant, and equipment consists of the following:

	March 31
	2012	2011
Land	$38,601	$32,295
Buildings and improvements	315,179	297,924
Machinery and equipment	1,146,284	1,089,247
Property not yet in service	48,215	49,244

Gross property, plant, and equipment	1,548,279	1,468,710
Less accumulated depreciation	(943,781)	(880,961)

Net property, plant, and equipment	$604,498	$587,749

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Goodwill and Deferred Charges and Other Non-Current Assets

        The changes in the carrying amount of goodwill by segment were as follows:

	Aerospace Systems	Armament Systems	Missile Products	Security and Sporting	Total
Balance at April 1, 2010	$676,516	$124,558	$242,389	$140,447	$1,183,910
Acquisition	—	—	—	67,626	67,626

Balance at March 31, 2011	$676,516	$124,558	$242,389	$208,073	$1,251,536
Adjustments	—	—	—	—	—

Balance at March 31, 2012	$676,516	$124,558	$242,389	$208,073	$1,251,536

        The goodwill recorded within Aerospace Systems above is presented net of $108,500 of accumulated impairment losses.

        The fiscal 2011 acquisition in Security and Sporting relates to the purchase price allocation of Blackhawk, as previously discussed in Note 4.

        Deferred charges and other non-current assets consist of the following:

	March 31
	2012	2011
Gross debt issuance costs	$27,613	$34,823
Less accumulated amortization	(9,602)	(12,047)

Net debt issuance costs	18,011	22,776
Other intangible assets	121,001	131,850
Long term receivables	312,843	188,935
Long term inventory	13,032	11,061
Environmental remediation receivable	28,888	26,761
Commodity forward contracts	—	12,619
Other non-current assets	47,523	50,806

Total deferred charges and other non-current assets	$541,298	$444,808

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

        Included in deferred charges and other non-current assets in the table above is $38,998 of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite and amortizing assets as follows:

	March 31, 2012			March 31, 2011
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	66,060	(9,062)	56,998	$66,060	$(4,592)	$61,468
Patented technology	17,400	(4,820)	12,580	17,400	(2,410)	14,990
Customer relationships and other	34,185	(21,760)	12,425	34,185	(17,791)	16,394

Total	$117,645	$(35,642)	$82,003	$117,645	$(24,793)	$92,852

        During the fourth quarter of 2010, ATK made a strategic decision to discontinue the use of the Thiokol and MRC trade names which were recorded as part of business acquisitions in April 2001 and March 2004, respectively. The Thiokol trade name was not being amortized as its estimated useful life was considered indefinite. ATK had begun amortizing the MRC trade name during fiscal 2009 over an estimated useful life of 10 years. The decision to discontinue using these names was based on the belief that the ATK brand name better reflects the Company's overall capabilities as ATK continues to pursue business and react to changes in the markets in which these trade names had historically been used. The Company will no longer use the Thiokol or MRC trade names. This decision represented a change in circumstances that would indicate that the assets' carrying values may not be recoverable and, as a result, ATK evaluated the assets for impairment. The Company measured the fair value of the assets using reduced expected future contributions and the appropriate royalty rate. Based on this assessment, ATK recorded non-cash impairment charges of $24,586 and $13,422, within Aerospace Systems and Missile Products, respectively, related to the Thiokol and MRC trade names. These charges were included in operating expenses in the Consolidated Income Statements.

        The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 10.5 years. Amortization expense related to these assets was $10,848 in fiscal 2012, $11,145 in fiscal 2011, and $6,091 in fiscal 2010. ATK expects amortization expense related to these assets to be as follows:

Fiscal 2013	$11,187
Fiscal 2014	10,320
Fiscal 2015	9,304
Fiscal 2016	7,707
Fiscal 2017	5,417
Thereafter	38,068

Total	$82,003

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

8. Other Accrued Liabilities

        The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2012	2011
Employee benefits and insurance, including pension and other postretirement benefits	$76,646	$63,956
Warranty	24,221	18,076
Litigation Liability	25,500	—
Interest	15,293	2,103
Environmental remediation	5,135	4,160
Rebate	6,050	6,934
Deferred lease obligation	27,782	22,212
Commodity forward contracts	6,518	—
Federal excise tax	15,338	12,609
Other	105,159	63,786

Total other accrued liabilities—current	$307,642	$193,836

Environmental remediation	$52,361	$47,726
Management nonqualified deferred compensation plan	19,704	21,483
Non-current portion of accrued income tax liability	20,396	28,024
Deferred lease obligation	14,932	14,448
Other	15,609	15,479

Total other long-term liabilities	$123,002	$127,160

        ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in ATK's product warranty liability during the periods presented:

Balance at April 1, 2010	$14,010
Payments made	(1,468)
Warranties issued	8,294
Changes related to preexisting warranties	(2,760)

Balance at March 31, 2011	18,076
Payments made	(142)
Warranties issued	12,646
Changes related to preexisting warranties	(6,359)

Balance at March 31, 2012	$24,221

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt

        Long-term debt, including the current portion, consisted of the following:

	March 31, 2012	March 31, 2011
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$370,000	$390,000
Revolving Credit Facility due 2015	—	—
2.75% Convertible Senior Subordinated Notes due 2011	—	300,000
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453

Principal amount of long-term debt	1,319,453	1,639,453
Less: Unamortized discounts	17,451	29,744

Carrying amount of long-term debt	1,302,002	1,609,709
Less: current portion	30,000	320,000

Carrying amount of long-term debt, excluding current portion	$1,272,002	$1,289,709

Senior Credit Facility

        In fiscal 2011, ATK entered into a Second Amended and Restated Credit Agreement ("the Senior Credit Facility"), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015. The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015. Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's current credit rating, the current base rate margin is 1.25% and the current Eurodollar margin is 2.25%. The weighted average interest rate for the Term A Loan was 2.49% at March 31, 2012. ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on ATK's current rating, this fee is 0.35% at March 31, 2012. As of March 31, 2012, ATK had no borrowings against its $600,000 Revolving Credit Facility and had outstanding letters of credit of $175,773, which reduced amounts available on the Revolving Credit Facility to $424,227. ATK has had no short term borrowings under its Revolving Credit Facility since the date of issuance. Debt issuance costs of approximately $12,800 are being amortized over the term of the Senior Credit Facility.

        The Senior Credit Facility discussed above replaced the Senior Credit Facility dated March 29, 2007 ("the previous Senior Credit Facility"). The Term A Loan balance associated with the previous Senior Credit Facility was paid off in the second quarter of fiscal 2011 and the remaining deferred debt issuance costs of $936 were written off at that time. ATK had no short term borrowings on this revolving credit facility during fiscal 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

2.75% Convertible Notes due 2011:

        In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes ("the 2.75% Convertible Notes due 2011") that matured on September 15, 2011. During the quarter ended July 3, 2011, ATK purchased $50,427 aggregate principal amount from holders of the notes at market price. The remaining $249,573 was repaid in cash following the maturity of these notes. The contingently issuable shares had no impact on the number of ATK's diluted shares outstanding during any of the periods presented because ATK's average stock price during those periods was below the conversion price.

6.75% Notes

        In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes ("the 6.75% Notes") that mature on April 1, 2016. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year. ATK has the right to redeem some or all of these notes from time to time at specified redemption prices. Debt issuance costs related to these notes of $7,700 are being amortized to interest expense over ten years.

6.875% Notes

        In fiscal 2011, ATK issued $350,000 aggregate principal amount of 6.875% Senior Subordinated Notes ("the 6.875% Notes") that mature on September 15, 2020. These notes are general unsecured obligations. Interest on these notes is payable on March 15 and September 15 of each year. ATK has the right to redeem some or all of these notes from time to time on or after September 15, 2015, at specified redemption prices. Prior to September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to September 15, 2013, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.875% of their principal amount plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings. Debt issuance costs of approximately $7,100 related to these notes are being amortized to interest expense over ten years.

3.00% Convertible Notes:

        In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the six-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative and the fair value of this feature was insignificant at March 31, 2012 and 2011. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes into shares of ATK's common stock under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, currently $102.02, or $103.68, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. These notes had an initial conversion rate of 12.5392 shares per $1 principal amount (a conversion price of $79.75). Pursuant to provisions in the indenture requiring adjustment of the conversion rate upon the payment of dividends, the conversion rate for these notes is now 12.7422, which correspondingly has changed the conversion price per share to $78.48. The stock price condition was satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $3,200 were written off. The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009. The stock price condition was not satisfied during ATK's fourth fiscal quarter of 2012; therefore the remaining principal amount of $199,453 as of March 31, 2012, is classified as long-term. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These contingently issuable shares increased the number of ATK's diluted shares outstanding for fiscal 2010 by 50,653 shares because ATK's average stock price exceeded the conversion price during that year. These shares had no impact on diluted shares outstanding for fiscal 2012 or 2011 as the average stock price did not exceed the conversion price during those years.

2.75% Convertible Notes due 2024

        In fiscal 2010, ATK repaid in cash the remaining $279,763 principal amount of its 2.75% Convertible Notes due 2024.

        The following tables provide additional information about ATK's convertible notes:

March 31, 2012
3.00% due 2024
Carrying amount of the equity component	$56,849
Principal amount of the liability component	199,453
Unamortized discount of liability component	17,451
Net carrying amount of liability component	182,002
Remaining amortization period of discount	149 months
Effective interest rate on liability component	7.000%

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

        Based on ATK's closing stock price of $50.12 on March 31, 2012, the if-converted value of these notes does not exceed the aggregate principal amount of the notes.

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

Scheduled Minimum Loan Payments

        The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2013	$30,000
Fiscal 2014	40,000
Fiscal 2015	239,453
Fiscal 2016	260,000
Fiscal 2017	400,000
Thereafter	350,000

Total	$1,319,453

        ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 58% as of March 31, 2012 and March 31, 2011, respectively.

Covenants and Default Provisions

        ATK's Senior Credit Facility and the indentures governing the 6.75% Notes, the 6.875% Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. As of March 31, 2012, this

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Long-Term Debt (Continued)

limit was approximately $710,388. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio. Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2012, ATK was in compliance with the financial covenants.

Cash Paid for Interest on Debt

        Cash paid for interest totaled $58,717 in fiscal 2012, $65,970 in fiscal 2011, and $52,840 in fiscal 2010. Cash received for interest totaled $676 in fiscal 2012, $560 in fiscal 2011, and $574 in fiscal 2010.

10. Employee Benefit Plans

        ATK provides defined benefit pension plans and defined contribution plans for the majority of its employees. ATK has tax qualified defined benefit plans, a supplemental (nonqualified) defined benefit pension plan, a defined contribution plan, and a supplemental (non-qualified) defined contribution plan. A qualified plan meets the requirements of certain sections of the Internal Revenue Code and, generally, contributions to qualified plans are tax deductible. A qualified plan typically provides benefits to a broad group of employees and may not discriminate in favor of highly compensated employees in coverage, benefits or contributions. In addition, ATK provides medical and life insurance benefits to certain retirees and their eligible dependents through its postretirement plans.

Defined Benefit Plans

        ATK is required to reflect the funded status of the pension and other postretirement ("PRB") plans on the consolidated balance sheet. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. ATK has recognized the aggregate of all underfunded plans within the accrued pension liability and postretirement and postemployment benefits liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in other accrued liabilities.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        Pension Plans.    ATK has qualified noncontributory defined benefit pension plans that cover substantially all employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but substantially all do receive an employer contribution through a defined contribution plan, discussed below. The defined benefit plans provide either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. ATK funds the plans in accordance with federal requirements calculated using appropriate actuarial methods. Depending on the plan they are covered by, employees generally vest after three or five years.

        ATK also sponsors a nonqualified supplemental executive retirement plan which provides certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax qualified pension plans. The benefit obligation of these plans is included in the pension information below.

        Other Postretirement Benefit Plans.    Generally, employees who terminated employment from ATK on or before January 1, 2004 and were at least age 50 or 55 with at least five or ten years of service, depending on the provisions of the pension plan they are eligible for, are entitled to a pre- and/or post-65 healthcare company subsidy and retiree life insurance coverage. Employees who terminated employment after January 1, 2004, but before January 1, 2006, are eligible only for a pre-65 company subsidy. The portion of the healthcare premium cost borne by ATK for such benefits is based on the pension plan they are eligible for, years of service, and age at termination.

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

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2012	2011	2012	2011
Obligations and Funded Status
Change in benefit obligation
Benefit obligation at beginning of year	$2,740,278	$2,628,273	164,108	$178,541
Service cost	64,710	69,904	76	199
Interest cost	149,284	150,868	7,814	8,820
Plan Amendments	—	109	—	(3,974)
Actuarial loss (gain)	245,115	50,865	(4,948)	(2,232)
Benefits paid	(158,963)	(159,741)	(12,495)	(17,246)

Benefit obligation at end of year	$3,040,424	$2,740,278	$154,555	$164,108

Change in plan assets
Fair value of plan assets at beginning of year	$2,063,906	$2,000,854	$53,551	$52,130
Actual return on plan assets	168,015	210,372	4,221	5,618
Retiree contributions	—	—	6,976	7,380
Employer contributions	81,500	12,421	10,807	13,050
Benefits paid	(158,963)	(159,741)	(19,471)	(24,627)

Fair value of plan assets at end of year	$2,154,458	$2,063,906	$56,084	$53,551

Funded status	$(885,966)	$(676,372)	$(98,471)	$(110,557)

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2012	2011	2012	2011
Amounts Recognized in the Balance Sheet
Other accrued liabilities	$(7,147)	$(5,016)	$(4,939)	$(5,477)
Postretirement and postemployment benefits liabilities	—	—	(93,532)	(105,080)
Accrued pension liability	(878,819)	(671,356)	—	—

Net amount recognized	$(885,966)	$(676,372)	$(98,471)	$(110,557)

Accumulated other comprehensive loss (income) related to:
Unrecognized net actuarial losses	$1,504,022	$1,347,265	$36,200	$44,829
Unrecognized prior service benefit	(1,208)	(1,589)	(42,792)	(51,174)

Accumulated other comprehensive loss (income)	$1,502,814	$1,345,676	$(6,592)	$(6,345)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2013 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial losses	$124,796	$2,654
Amortization of prior service benefits	(391)	(8,381)

Total	$124,405	$(5,727)

        The accumulated benefit obligation for all defined benefit pension plans was $2,755,331 as of March 31, 2012 and $2,445,747 as of March 31, 2011.

	March 31
	2012	2011
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$3,040,424	$2,740,278
Accumulated benefit obligation	2,755,331	2,445,747
Fair value of plan assets	2,154,458	2,063,907

        The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended March 31			Years Ended March 31
	2012	2011	2010	2012	2011	2010
Service cost	$64,710	$69,904	$54,603	$76	$199	$205
Interest cost	149,284	150,868	156,898	7,814	8,820	11,559
Expected return on plan assets	(175,590)	(176,692)	(171,054)	(3,512)	(3,383)	(2,672)
Amortization of unrecognized net loss	95,934	85,448	25,750	2,972	3,083	2,092
Amortization of unrecognized prior service cost	(381)	(389)	(389)	(8,381)	(8,548)	(8,630)

Net periodic benefit cost before special termination benefits cost / curtailment	133,957	129,139	65,808	(1,031)	171	2,554
Special termination benefits cost / curtailment	—	—	6,287	—	(448)	—

Net periodic benefit cost	$133,957	$129,139	$72,095	$(1,031)	$(277)	$2,554

        During fiscal 2011 ATK recorded a curtailment gain of $448 to recognize the impact on PRB plans associated with the elimination of future medical and life insurance benefits under a negotiated union contract.

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

Assumptions

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted-Average Assumptions Used to Determine Benefit Obligations as of March 31
Discount rate	4.90%	5.60%	5.90%	4.40%	5.00%	5.35%
Rate of compensation increase:
Union	3.26%	3.79%	3.84%
Salaried	3.55%	4.02%	4.05%

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended March 31
Discount rate	5.60%	5.90%	8.15%	5.00%	5.35%	7.90%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	6.00%/	6.00%/	6.00%/
				7.00%	7.00%	8.00%
Rate of compensation increase:
Union	3.79%	3.84%	3.82%
Salaried	4.02%	4.05%	4.09%

        In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over a long-term time horizon, and ATK's own historical 5-year and 10-year compounded investment returns. The expected long-term rate of return of 8.0% used in fiscal 2012 for the plans was based on an asset allocation range of 30-50% in equity investments, 30-40% in fixed income investments, 5-15% in real estate/real asset investments, 5-27% collectively in hedge fund and private equity investments, and 0-6% in cash investments. The actual return in any fiscal year will likely differ from ATK's assumption, but ATK estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.

        In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

Assumed Health Care Cost Trend Rates used to Measure Expected Cost of Benefits

	2013	2012
Weighted average health care cost trend rate	7.70%	7.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.10%
Fiscal year that the rate reaches the ultimate trend rate	2022	2019

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        Since fiscal 2006, health care cost trend rates have been set specifically for each benefit plan and design. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$397	$(348)
Effect on postretirement benefit obligation	9,031	(7,917)

Plan Assets

        Pension.    ATK's pension plan weighted-average asset allocations at March 31, 2012 and 2011, and the target allocations for fiscal 2013, by asset category are as follows:

	Target Range	Actual as of March 31
	2013	2012	2011
Asset Category
Domestic equity	20 - 30%	25.8%	26.6%
International equity	10 - 20%	14.7%	16.7%
Fixed income	30 - 40%	37.6%	34.6%
Real assets	5 - 15%	7.2%	6.2%
Hedge funds/private equity	5 - 27%	12.9%	14.0%
Other investments/cash	0 - 6%	1.8%	1.9%

Total	100%	100%	100%

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        During fiscal 2012, ATK continued to implement the investment strategy recommended by the asset-liability study conducted during fiscal 2010. The results emphasized the importance of managing the volatility of pension assets relative to pension liabilities while still achieving a competitive investment return, achieving diversification between and within various asset classes, and managing other risks. In order to reduce the volatility between the value of pension assets and liabilities, ATK has continued to increase the allocation to, and duration of, fixed income investments. ATK regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Target allocation ranges are guidelines, not limitations, and occasionally due to market conditions and other factors actual asset allocation may vary above or below a target.

        The implementation of the investment strategy discussed above is executed through a variety of investment structures such as: direct share or bond ownership, common/collective trusts, or registered investment companies. Valuation methodologies differ for each of these structures. The valuation methodologies used for these investments structures are as follows:

        U.S. Government Securities, Corporate Debt, Common and Preferred Stock, Other Investments, and Registered Investment Companies:    Investments are valued at the closing price reported on the active market on which the individual securities are traded.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        Fair Value—The following table presents the pension plan investments using the fair value hierarchy discussed in Note 2 as of March 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$5,273	$—	$5,273
U.S. Government securities	287,400	—	—	287,400
Corporate debt	—	272,420	—	272,420
Common stock	462,177	—	—	462,177
Partnership/joint venture interest	—	—	526,762	526,762
Other investments	—	815	—	815
Common/collective trusts	—	505,551	—	505,551
Registered investment companies	48,034	—	—	48,034
Value of funds in insurance company accounts		44,748	1,278	46,026

Total	$797,611	$828,807	$528,040	$2,154,458

        The following table presents the pension plan investments using the fair value hierarchy discussed in Note 2 as of March 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$7,193	$—	$7,193
U.S. Government securities	260,870	—	—	260,870
Corporate debt	—	316,155	—	316,155
Common stock	439,096	—	—	439,096
Partnership/joint venture interest	—	—	468,796	468,796
Other investments	—	—	—	—
Common/collective trusts	—	477,191	—	477,191
Registered investment companies	49,207	—	—	49,207
Value of funds in insurance company accounts		44,033	1,366	45,399

Total	$749,173	$844,572	$470,162	$2,063,907

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

        The following table presents a reconciliation of Level 3 assets held during the year ended March 31, 2012:

	Common/Collective Trusts	Insurance Contracts	Partnerships/ Joint Ventures
Balance at April 1, 2011	—	$1,366	$468,796
Realized (losses) gains	—	(1)	5,145
Net unrealized (losses) gains	—	(5)	9,411
Net purchases, issuances, and settlements	—	(82)	43,410
Net transfers into (out of) Level 3	—	—	—

Balance at March 31, 2012	$—	$1,278	$526,762

        The following table presents a reconciliation of Level 3 assets held during the year ended March 31, 2011:

	Common/Collective Trusts	Insurance Contracts	Partnerships/ Joint Ventures
Balance at April 1, 2010	$2,827	$1,450	$436,480
Realized gains	97	4	14,861
Net unrealized (losses) gains	(25)	8	36,339
Net purchases, issuances, and settlements	(1,642)	(96)	(22,353)
Net transfers (out of) into Level 3	(1,257)	—	3,469

Balance at March 31, 2011	$—	$1,366	$468,796

        There was no direct ownership of ATK common stock included in plan assets as of any of the periods presented.

        Other Postretirement Benefits.    ATK's other PRB obligations were 36.3% and 33% pre-funded as of March 31, 2012 and 2011, respectively.

        Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 38% and 37% of the assets were held in the 401(h) account as of March 31, 2012 and 2011, respectively. The remaining assets are in fixed income investments. ATK's investment objective for the other PRB plan assets is the preservation and safety of capital.

Contributions

        During fiscal 2012, ATK contributed $74,600 directly to the pension trust and $6,900 directly to retirees under its supplemental (nonqualified) executive retirement plan. ATK also contributed $10,807 to its other PRB plans. ATK made a qualified pension plan trust contribution of $140,000 in April 2012 (fiscal 2013) and is required to make additional contributions of $15,000 to meet its legally required minimum contributions for fiscal 2013. ATK also expects to distribute approximately $7,147 directly to retirees under its supplemental executive retirement plans, and contribute approximately $12,966 to its other postretirement benefit plans in fiscal 2013.

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

	Pension Benefits	Other Postretirement Benefits
2013	$178,072	$14,134
2014	168,892	13,836
2015	175,434	13,445
2016	180,422	13,076
2017	188,159	12,822
2018 through 2022	1,062,494	57,694

Termination

        In the event ATK terminates any of the plans under conditions in which the plan's assets exceed that plan's obligations, U.S. Government regulations require that a fair allocation of any of the plan's assets based on plan contributions that were reimbursed under U.S. Government contracts will be returned to the U.S. Government.

Defined Contribution Plan

        ATK also sponsors a defined contribution plan. Participation in this plan is available to substantially all U.S. employees. The defined contribution plan is a 401(k) plan, with an employee stock ownership ("ESOP") feature; to which employees may contribute up to 50% of their pay (highly compensated employees are subject to limitations). Employee contributions are invested, at the employees' direction, among a variety of investment alternatives including an ATK common stock fund. Participants may transfer amounts into and out of the investment alternatives at any time. Any dividends declared on ATK common stock can be either reinvested within the ATK common stock fund or provided as a cash payment. Effective January 1, 2004, the ATK matching contribution and non-elective contribution to this plan depends on a participant's years of service, pension plan participation, and certain other factors. Participants receive:

  •
  a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 2% of the participant's contributed pay, or

  •
  a matching contribution of 50% of the first 6% of the participant's contributed pay or,

  •
  a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 3% of the participant's contributed pay (subject to one year vesting) and a non-elective contribution based on recognized compensation, age and service (subject to three year vesting), or

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Employee Benefit Plans (Continued)

  •
  an automatic enrollment of a 6% pre-tax contribution rate (of which the participant can either change or opt out) along with a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 3% of the participant's contributed pay (subject to one year vesting) and a non-elective contribution based on recognized compensation, age and service (subject to three year vesting), or

  •
  a non-elective contribution based on the recognized compensation, age, and service (subject to three year vesting), or

  •
  no matching contribution.

        ATK's contributions to the plan were $35,993 in fiscal 2012, $36,479 in fiscal 2011, and $36,009 in fiscal 2010.

        As of March 31, 2012, ATK had approximately 14,500 U.S. employees eligible under the plan. Approximately 10% of these employees were covered by collective bargaining agreements. The majority of represented employees work at three locations. Two of the major collective bargaining agreements have terms that expire in calendar 2012. One contract will be renegotiated, the other contract will expire and be renegotiated by the successor company that will operate the Radford facility following the expiration of ATK's contract to operate that facility, and three other contracts expire in calendar 2013.

11. Income Taxes

        Income before income taxes and noncontrolling interest is as follows:

	Years Ended March 31
	2012	2011	2010
Current:
US	$403,204	$436,026	$433,428
Non-US	3,762	2,648	1,989

Income before income taxes and noncontrolling interest	$406,966	$438,674	$435,417

        ATK's income tax provision consists of:

	Years Ended March 31
	2012	2011	2010
Current:
Federal	$128,651	$95,840	$152,421
State	7,176	6,054	7,390
Non-US	414	51	—
Deferred:
Federal	7,315	25,486	(7,662)
State	206	(2,468)	4,324
Non-US	—	—	—

Income tax provision	$143,762	$124,963	$156,473

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Income Taxes (Continued)

        The items responsible for the differences between the federal statutory rate and ATK's effective rate are as follows:

	Years Ended March 31
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	2.6%	2.0%	2.4%
Domestic manufacturing deduction	(2.6)%	(2.2)%	(1.8)%
Estimated nondeductible portion of litigation	1.3%	—%	—%
Research and development credit	(0.5)%	(0.9)%	(0.6)%
Change in prior year contingent tax liabilities	(0.2)%	(4.1)%	0.5%
Impact of non-US operations	(0.3)%	(0.2)%	—%
Other	(0.2)%	(1.0)%	0.2%
Change in valuation allowance	0.2%	(0.1)%	0.2%

Income tax provision	35.3%	28.5%	35.9%

        Deferred Income Taxes—Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated financial statements of financial position as current or noncurrent assets or liabilities based upon the classification of the related assets and liabilities or, if there is no corresponding balance on the balance sheet, the expected period for reversal. As of March 31, 2012 and 2011 the components of deferred tax assets and liabilities were as follows:

	Years Ended March 31
	2012	2011
Deferred tax assets	$871,228	$785,786
Deferred tax liabilities	(630,035)	(615,303)
Valuation allowance	(4,754)	(4,121)

Net deferred tax assets	$236,439	$166,362

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Income Taxes (Continued)

        As of March 31, 2012 and 2011, the deferred tax assets and liabilities resulted from temporary differences related to the following:

Other comprehensive income provision	$574,968	$489,423
Post retirement benefit obligations	46,991	51,069
Accruals for employee benefits	38,159	44,242
Other reserves	37,950	31,638
Other	36,644	20,822
Contract method of revenue recognition	19,737	(9,024)
State Carryforwards	9,564	12,609
Inventory	8,943	13,130
Pension	(296,455)	(275,360)
Property, plant, equipment	(98,561)	(82,164)
Intangible assets	(71,818)	(63,939)
Debt-related	(64,929)	(61,963)
Valuation allowance	(4,754)	(4,121)

Net deferred income tax asset	$236,439	$166,362

        ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. ATK's recorded valuation allowance of $4,754 at March 31, 2012 relates to capital loss carryovers and certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance increased during fiscal 2012 due to the recognition of current year capital losses and a change in the amount of state carryforward benefits expected to be utilized before expiration, expiration of capital loss carryforwards, expiration of state credit carryforwards, partially offset by the changes to prior year capital loss carryforwards.

        The deferred tax assets include $6,273 related to state tax credit carryforwards and $3,291 for state net operating loss carryforwards. These carryforwards expire as follows: $833 through fiscal 2015, $1,014 in fiscal 2016 through fiscal 2020, $3,040 in fiscal 2021 through fiscal 2025, and $3,436 in fiscal 2026 through 2030, and $792 in fiscal 2031 through 2035. The remaining $320 as well as alternative minimum tax credits of $129 can be carried forward indefinitely. Additionally the deferred tax assets include $2,393 of capital loss carryforwards which expire through 2017.

        ATK has provided for U.S. deferred income taxes in the amount of $696 on undistributed earnings not considered permanently reinvested. However, ATK has not provided for U.S. deferred income taxes or foreign withholding tax on undistributed earnings of $6,410 from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested. It is not practicable to estimate the amount of tax that may be payable upon distribution.

        Income taxes paid, net of refunds, totaled $116,028 in fiscal 2012, $141,488 in fiscal 2011, and $100,657 in fiscal 2010.

        Unrecognized Tax Benefits—Unrecognized tax benefits consist of the carrying value of ATK's recorded uncertain tax positions as well as the potential tax benefits that could result from other tax positions that have not been recognized in the financial statements under current authoritative guidance. At March 31, 2012, and 2011, unrecognized tax benefits that have not been recognized in the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Income Taxes (Continued)

financial statements amounted to $37,906 and $31,855, respectively, of which $30,248 and $25,206, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $15,252 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $12,788.

        ATK has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2010
Unrecognized Tax Benefits—beginning of period	$29,532	$37,191	$22,603
Gross increases—tax positions in prior periods	702	733	8,753
Gross decreases—tax positions in prior periods	(1,618)	(16,801)	(160)
Gross increases—current-period tax positions	6,493	9,621	6,587
Settlements	—	(973)	—
Lapse of statute of limitations	(394)	(239)	(592)

Unrecognized Tax Benefits—end of period	$34,715	$29,532	$37,191

        ATK reports income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2012 and 2011, $2,507 and $1,639 of income tax-related interest and $684 and $683 of penalties were included in accrued income taxes, respectively.

        On July 13, 2010, ATK settled the examination of the fiscal 2007 and 2008 tax returns with the Internal Revenue Service ("IRS"). This settlement resulted in the recognition of $22,289 of tax benefits in the second quarter of fiscal 2011. This benefit included the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.

        ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2005. The IRS has completed the federal audits of ATK through fiscal 2008. The IRS is currently auditing ATK's tax returns for fiscal years 2009 and 2010. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

12. Commitments

        ATK leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $82,494 in fiscal 2012, $80,391 in fiscal 2011, and $71,486 in fiscal 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

12. Commitments (Continued)

        The following table summarizes the operating lease payments expected to be paid in each of the following fiscal years:

Fiscal 2013	$69,427
Fiscal 2014	61,310
Fiscal 2015	54,290
Fiscal 2016	49,164
Fiscal 2017	44,410
Thereafter	100,253

Total	$378,854

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

        On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. On January 23, 2012, the parties met in a mediation session that resulted in an agreement to settle the lawsuit. As a result of the settlement agreement ATK established a litigation accrual of $25,500 during fiscal 2012. This payment was made in April 2012. An additional warranty accrual of approximately $10,700 was recorded during fiscal 2012 as the Company will retrofit up to 76,000 flares as part of the settlement.

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

        Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At March 31, 2012, based on progress to date on certain contracts, there is approximately $131,379 included in unbilled receivables for contract claims.

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

        The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.0% and 2.50% as of March 31, 2012 and 2011, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2012		March 31, 2011
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(61,227)	$35,638	$(59,869)	$34,337
Unamortized discount	3,731	(1,925)	7,983	(3,862)

Present value amounts (payable) receivable	$(57,496)	$33,713	$(51,886)	$30,475

        Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. Of the $57,496 discounted liability as of March 31, 2012, $5,135 was recorded within other current liabilities and $52,361 was recorded within other long-term liabilities. Of the $33,713 discounted receivable, ATK recorded $4,825 within other current assets and $28,888 within other non-current assets. As of March 31, 2012, the estimated discounted range of reasonably possible costs of environmental remediation was $57,496 to $79,755.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

13. Contingencies (Continued)

  •
  As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK generally assumed responsibility for environmental compliance at the facilities acquired from Hercules ("the Hercules Facilities"). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If ATK were unable to recover those environmental remediation costs under these contracts, ATK believes that these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., ("Hercules") under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify ATK for environmental conditions relating to releases or hazardous waste activities occurring prior to ATK's purchase of the Hercules Facilities as long as they were identified in accordance with the terms of the agreement; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify ATK for any individual claims below $50,000. Hercules is obligated to indemnify ATK for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. ATK is not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with its agreement with Hercules, ATK notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

13. Contingencies (Continued)

        At March 31, 2012, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2013	$310
Fiscal 2014	2,327
Fiscal 2015	304
Fiscal 2016	2,572
Fiscal 2017	2,016
Thereafter	18,060

Total	$25,589

        There were no material insurance recoveries related to environmental remediation during any of the periods presented.

14. Stockholders' Equity

        ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

        ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of March 31, 2012, ATK has authorized up to 2,382,360 common shares under the 2005 Stock Incentive Plan, of which 99,360 common shares are available to be granted. No new grants will be made out of the other three plans.

        There are four types of awards outstanding under ATK's stock incentive plans: performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards and TSR awards, grant of restricted stock, or exercise of stock options.

        As of March 31, 2012, there were up to 626,064 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares,

  •
  No shares were earned during fiscal 2012 upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2010 through fiscal 2012 period and as such 23,365 shares were forfeited during fiscal 2012.

  •
  up to 211,458 shares will become payable only upon achievement of certain financial performance goals, including sales, EPS, and return on invested capital for the fiscal 2011 through fiscal 2013 period;

  •
  up to 267,981 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2012 through fiscal 2014 period; and

  •
  up to 123,260 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2013 through fiscal 2015 period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Stockholders' Equity (Continued)

        In May 2011, 93,681 shares were distributed or deferred based upon achievement of certain financial performance goals, including sales and EPS, for the fiscal 2009 through fiscal 2011 period.

        As of March 31, 2012, there were up to 124,213 shares reserved for TSR awards for key employees. ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. The weighted average fair value of TSR awards granted was $38.14 and $40.67 during fiscal 2012 and 2011, respectively. There were no TSR awards granted during fiscal 2010. There were 4,288 TSR awards granted during fiscal 2012. The weighted average assumptions used in estimating the value of the TSR award were as follows:

	Fiscal 2012	Fiscal 2011
Risk-free rate	1.22%	1.35%
Expected volatility	27.90%	27.7%
Expected dividend yield	1.17%	0.7%
Expected award life	3 years	3 years

        Of the shares reserved for TSR awards for key employees,

  •
  No shares were earned during fiscal 2012 as the market conditions stipulated for the fiscal 2010 through 2012 period were not satisfied and as such, 33,371 TSR awards were forfeited during fiscal 2012.

  •
  31,442 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2011 through 2013 period, and

  •
  59,400 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2012 through 2014 period.

        Restricted stock granted to non-employee directors and certain key employees totaled 215,559 shares in fiscal 2012, 84,969 shares in fiscal 2011 and 31,523 shares in fiscal 2010. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of ATK's common stock as of the grant date.

        Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms.

        The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Stockholders' Equity (Continued)

post-vesting employment termination trends. The weighted average fair value of options granted was $12.90 during fiscal 2012. The following weighted average assumptions were used for grants:

Year ended March 31, 2012
Risk-free rate	0.82%
Expected volatility	25.03%
Expected dividend yield	1.27%
Expected option life	7 years

        Total pre-tax stock-based compensation expense of $6,724, $9,740, and $16,664 was recognized during fiscal 2012, 2011, and 2010, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $2,604, $3,748, and $6,461 during fiscal 2012, 2011, and 2010, respectively.

        A summary of ATK's stock option activity is as follows:

	Year Ended March 31, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (per option)
Outstanding at beginning of period	606,922	$62.85
Granted	135,661	56.79
Exercised	(107,944)	52.88
Forfeited/expired	(216,517)	65.64

Outstanding at end of period	418,122	$62.02	2.7	$—
Options exercisable at end of period	282,461	$64.53	0.7	$—

        The total intrinsic value of options exercised was $1,278, $5,064, and $6,275 during fiscal 2012, 2011, and 2010, respectively. Total cash received from options exercised was $5,709, $13,819, and $8,381 during fiscal 2012, 2011, and 2010, respectively.

        A summary of ATK's performance share award, TSR award, and restricted stock award activity is as follows:

	Year Ended March 31, 2012
	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 1, 2011	854,523	$78.85
Granted	347,287	60.63
Canceled/forfeited	(161,307)	61.79
Vested	(64,263)	69.51

Nonvested at March 31, 2012	976,240	$67.08

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Stockholders' Equity (Continued)

        As of March 31, 2012, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $38,972 and is expected to be realized over a weighted average period of 1.9 years.

Share Repurchases

        On August 5, 2008, ATK's Board of Directors authorized the repurchase of up to 5,000,000 shares. The Board had determined that the repurchase program would serve primarily to offset dilution from the Company's employee and director benefit compensation programs, but it could also be used for other corporate purposes, as determined by the Board.

        During fiscal 2012, ATK repurchased 742,000 shares for $49,991. During fiscal 2009, ATK repurchased 299,956 shares for $31,609. On January 31, 2012, ATK's Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008.

15. Realignment Obligations

        In February 2012, ATK announced that it will begin operating in a three-group structure in fiscal 2013. The three-group structure will maximize efficiency, reduce cost, support customer needs, leverage the Company's investments and improve overall agility within its markets. For further discussion, see Note 16. In conjunction with this realignment, ATK incurred realignment charges in the fourth quarter of fiscal 2012. The charges relate primarily to termination benefits offered to employees, asset impairment charges, and costs associated with the closure of certain facilities. The composition of these charges was as follows:

Termination benefits	$7,313
Asset impairment	978
Facility closure and other costs	675

Total	$8,966

        The following table summarizes ATK's realignment liability activity during fiscal 2012 related to the termination benefits and facility closure and other costs:

	Termination Benefits	Asset Impairment	Facility Closure and Other Costs	Total
Balance at March 31, 2011	$—	$—	$—	$—
Expense	7,313	978	675	8,966
Cash paid	—	—	(272)	(272)
Non-cash settlements	(165)	(978)	(378)	(1,521)

Balance at March 31, 2012	$7,148	$—	$25	$7,173

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

15. Realignment Obligations (Continued)

        ATK expects to liquidate the majority of the remaining liability during fiscal 2013.

        The fiscal 2012 realignment charges were recorded at Corporate and have been allocated between Cost of Sales and Operating Expenses in the Consolidated Income Statements based on the nature of the expense. These costs were reflected in Corporate in order to provide greater clarity on the operating results of the other business segments which are evaluated for incentive purposes based on their performance excluding these charges. ATK does not anticipate incurring material realignment costs associated with the realignment beyond those incurred in fiscal 2012.

16. Operating Segment Information

        ATK operates its business structure within four operating groups. These operating segments are defined based on the reporting and review process used by ATK's chief executive officer and other management. As of March 31, 2012, ATK's four operating groups are:

  •
  Aerospace Systems, which generated 29% of ATK's external sales in fiscal 2012, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Additionally, Aerospace Systems operates in the military and commercial aircraft and launch structures markets. Other products include ordnance, such as decoy and illuminating flares.

  •
  Armament Systems, which generated 34% of ATK's external sales in fiscal 2012, develops and produces military small-, medium-, and large- caliber ammunition, precision munitions, gun systems, and propellant and energetic materials. It also operates the U.S. Army ammunition plants in Independence, MO and Radford, VA.

  •
  Missile Products, which generated 15% of ATK's external sales in fiscal 2012, operates across the following market areas: strike weapons, tactical propulsion, inspace propulsion, hypersonic research, missile defense and missile interceptor capabilities, fuzes and warheads, composites, special mission aircraft, and electronic warfare.

  •
  Security and Sporting, which generated 22% of ATK's external sales in fiscal 2012, develops and produces commercial products and tactical systems and equipment.

Fiscal 2013 Operation Structure

        Beginning in fiscal 2013, ATK commenced operations in a three group structure. As a result of this realignment, ATK's three operating segments are:

  •
  Aerospace Group, consisting of the current aerospace structures, space systems operations, and structures and components businesses.

  •
  Defense Group, consisting of the former Armament Systems and Missile Products businesses.

  •
  Sporting Group, consisting of the current accessories and commercial ammunition businesses.

        The fiscal 2013 realignment is not reflected in the information contained in this report.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

16. Operating Segment Information (Continued)

        ATK derives the majority of its sales from contracts with, and prime contractors to, the U.S. Government. ATK's U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government Sales	Percent of sales
2012	$2,922,202	65%
2011	3,281,035	68%
2010	3,333,425	69%

        The military small-caliber ammunition contract, which is reported within Armament Systems, contributed approximately 15%, 15%, and 13% of total fiscal 2012, 2011 and 2010 sales, respectively. No other single contract contributed more than 10% of ATK's sales in fiscal 2012, 2011, or 2010.

        No single commercial customer accounted for 10% or more of ATK's total sales during fiscal 2012, 2011, or 2010.

        ATK's foreign sales to customers were $702,981 in fiscal 2012, $694,537 in fiscal 2011, and $631,978 in fiscal 2010. During fiscal 2012, approximately 26% of these sales were in Aerospace Systems, 43% were in Armament Systems, 13% were in Missile Products, and 18% were in Security and Sporting. Sales to no individual country outside the United States accounted for more than 4% of ATK's sales in fiscal 2012. Substantially all of ATK's assets are held in the United States.

        The following summarizes ATK's results by segment:

	Year Ended March 31, 2012
	Aerospace Systems	Armament Systems	Missile Products	Security and Sporting	Corporate	Total
Sales:
External customers	$1,347,802	$1,580,644	$682,133	$1,002,820	$—	$4,613,399
Intercompany	16,432	139,581	132,240	21,029	(309,282)	—

Total	1,364,234	1,720,225	814,373	1,023,849	(309,282)	4,613,399
Capital expenditures	74,194	6,456	12,455	21,742	7,445	122,292
Depreciation	46,061	18,066	13,675	16,741	3,494	98,037
Amortization of intangible assets	1,142	—	1,864	7,842	—	10,848
Income before interest, income taxes and noncontrolling interest	143,817	247,240	87,448	91,234	(74,153)	495,586
Total assets	1,539,899	617,643	575,860	750,622	1,057,722	4,541,746

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

16. Operating Segment Information (Continued)

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

        During the second quarter of fiscal 2012, ATK recognized an $18,000 benefit from a favorable contract resolution on a program within Armament Systems.

        As a result of the LUU flares settlement agreement, ATK established a litigation accrual of $25,500 during fiscal 2012. This payment was made in April 2012. An additional warranty accrual of approximately $10,700 was recorded during fiscal 2012 as the Company will retrofit up to 76,000 flares as part of the settlement. The impact of this settlement was recorded at Corporate.

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

16. Operating Segment Information (Continued)

        During fiscal 2010, ATK recorded a $24,586 noncash asset impairment charge within Aerospace Systems and a $13,422 noncash asset impairment charge within Missile Products related to the Company's decision to discontinue the use of the Thiokol and MRC trade names, as discussed in Note 7.

        During fiscal 2010 ATK recognized approximately $14,000 of growth in contract costs associated with the construction of an energetics facility for the Australian Ministry of Defense. As the program moves closer to completion it has been transitioned from Aerospace Systems Group to the Armament Systems Group given that ATK's core expertise in high volume energetics production lies within Armament Systems.

        Certain administrative functions are primarily managed by ATK at the corporate headquarters ("Corporate"). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, litigation liability related to LUU flare, strategic growth costs, and income taxes.

        Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense. The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate" and were $33,697, $23,390, and $30,705 for fiscal 2012, 2011, and 2010, respectively.

17. Quarterly Financial Data (Unaudited)

        Quarterly financial data is summarized as follows:

	Fiscal 2012 Quarter Ended
	July 3	October 2	January 1	March 31
Sales	$1,075,255	$1,109,418	$1,117,484	$1,311,242
Gross profit	245,224	261,256	245,804	242,612
Net income attributable to Alliant Techsystems Inc.	71,158	79,991	49,685	61,418
Alliant Techsystems Inc.'s earnings per common share:
Basic earnings per share	2.15	2.45	1.52	1.87
Diluted earnings per share	2.13	2.43	1.51	1.86
Cash dividends per share:
Declared	0.20	0.20	0.20	0.20
Paid	0.20	0.20	0.20	0.20

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands except share and per share data and unless otherwise indicated)

17. Quarterly Financial Data (Unaudited) (Continued)

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

        During the first quarter of fiscal 2012, Aerospace Systems recognized a gain of $5,400 related to the sale of a non-essential parcel of land

        During the second quarter of fiscal 2012, ATK recognized an $18,000 benefit from a favorable contract resolution on a program within Armament Systems as well as additional costs for strategic growth initiatives.

        During the third quarter of fiscal 2012, ATK established a litigation accrual of $25,500 related to the LUU flare litigation. This payment was made in April 2012. An additional warranty accrual of approximately $7,800 was recorded for the cost to retrofit up to 76,000 flares as part of the settlement.

        During fourth quarter of fiscal 2012, ATK incurred costs related to the realignment of its business segments.

        During the third quarter of fiscal 2011, Aerospace Systems recognized a $25,000 reduction in sales and profit on a commercial aerospace structures program. This reduction in sales and profit resulted from increased program costs, scope changes, and new factory start-up processes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        ATK's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012 and have concluded that ATK's disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        During the quarter ended March 31, 2012, there was no change in ATK's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, ATK's internal control over financial reporting.

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

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, ATK designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of ATK's internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors ATK's internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that ATK's internal control over financial reporting is effective as of March 31, 2012.

        Our internal control over financial reporting as of March 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ MARK W. DEYOUNG President and Chief Executive Officer
/s/ NEAL S. COHEN Executive Vice President and Chief Financial Officer

May 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:

        We have audited the internal control over financial reporting of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2012 of the Company and our report dated May 23, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE, LLP

Minneapolis, MN
May 23, 2012

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from ATK's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K. ATK will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2012.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding ATK's directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in ATK's Proxy Statement for the 2012 Annual Meeting of Stockholders. Information regarding ATK's executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.

        Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2012 Proxy Statement.

        Information regarding ATK's code of ethics (ATK's Business Ethics Code of Conduct), which ATK has adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Business Ethics Code of Conduct in the 2012 Proxy Statement. ATK's Business Ethics Code of Conduct is available on our website at www.atk.com by selecting About Us and then Values.

        Since the date of ATK's 2011 Proxy Statement, there have been no material changes to the procedures by which security holders may recommend nominees to ATK's Board of Directors.

        Information regarding ATK's Audit Committee, including the Audit Committee's financial experts, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2012 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        Information about compensation of ATK's named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2012 Proxy Statement. Information about compensation of ATK's directors is incorporated by reference from the section entitled Director Compensation in the 2012 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2012 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2012 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information regarding transactions with related persons is incorporated by reference from the section entitled Certain Relationships and Related Transactions in the 2012 Proxy Statement.

        Information about director independence is incorporated by reference from the section entitled Corporate Governance—Director Independence in the 2012 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2012 Proxy Statement.

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

ALLIANT TECHSYSTEMS INC.
Date: May 23, 2012	By:	/s/ NEAL S. COHEN
		Name:	Neal S. Cohen
		Title:	Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

* Mark W. DeYoung	President and Chief Executive Officer (principal executive officer), and Director
/s/ NEAL S. COHEN Neal S. Cohen	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
* Roxanne J. Decyk	Director
* Martin C. Faga	Director
* Ronald R. Fogleman	Chairman of the Board
* April H. Foley	Director
* Tig H. Krekel	Director

Signature	Title

* Douglas L. Maine	Director
* Roman Martinez IV	Director
* Mark H. Ronald	Director
* William G. Van Dyke	Director

Date: May 23, 2012	*By:	/s/ DEBORAH MOESCHL
		Name:	Deborah Moeschl Attorney-in-fact

ALLIANT TECHSYSTEMS INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2012
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

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
3(i).1	*	Restated Certificate of Incorporation of the Registrant, effective July 20, 1990, including Certificate of Correction effective September 21, 1990 (Exhibit 3(i).1 to Form 10-Q for the quarter ended September 28, 2008).

3(i).2	*	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, effective September 28, 1990 (Exhibit 3(i).2 to Form 10-Q for the quarter ended September 28, 2008).

3(i).3	*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (Exhibit 3(i).3 to Form 10-Q for the quarter ended September 28, 2008).

3 (i).4	*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 7, 2002 (Exhibit 3(i).4 to Form 10-Q for the quarter ended September 28, 2008).

3 (i).5	*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 5, 2008 (Exhibit 3(i).5 to Form 10-Q for the quarter ended September 28, 2008).

3(ii).1	*	Bylaws of the Registrant, as Amended and Restated Effective August 1, 2006 (Exhibit 3.1 to Form 8-K dated August 1, 2006).

4.1	*	Form of Certificate for common stock, par value $.01 per share (Exhibit 4.1 to the Form 10-K for the year ended March 31, 2005).

4.2.1	*	Rights Agreement, dated as of May 7, 2002, by and between the Registrant and The Bank of New York Mellon, successor to LaSalle Bank National Association, as rights agent (Exhibit 4.1 to the Form 8-A filed on May 14, 2002).

4.2.2	*	Amendment 1, dated as of November 3, 2010, to the Rights Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York Mellon, successor to LaSalle Bank National Association, as rights agent (Exhibit 4.1 to Form 8-K dated November 2, 2010).

4.3.1	*	Indenture, dated as of March 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A., as trustee, relating to 6.75% Senior Subordinated Notes due 2016 (Exhibit 4.9 to the Registration Statement on Form S-3ASR dated March 2, 2006).

4.3.2	*	First Supplemental Indenture, dated as of March 15, 2006, among the Registrant, its subsidiaries and The Bank of New York Trust Company, N.A., relating to 6.75% Senior Subordinated Notes due 2016 (Exhibit 4.12 to Form 8-K dated March 16, 2006).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
4.3.3	*	Global Security representing the 6.75% Senior Subordinated Notes due 2016, dated March 15, 2006 (Exhibit 4.13 to Form 8-K dated March 16, 2006).

4.3.4	*	Second Supplemental Indenture, dated as of September 13, 2010, among the Registrant, as issuer, certain subsidiaries of the Registrant, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.875% Senior Subordinated Notes due 2020 (Exhibit 4.1 to Form 8-K dated September 8, 2010).

4.4.1	*	Indenture dated as of August 13, 2004 among the Registrant, as Issuer, the Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee, relating to 3.00% Convertible Senior Subordinated Notes due 2024 (Exhibit 4.1 to Form 10-Q for the quarter ended October 3, 2004).

4.4.2	*	First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of August 13, 2004 among the Registrant, as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee (Exhibit 4.2 to Form 10-Q for the quarter ended October 3, 2004).

10.1	*	Second Amended and Restated Credit Agreement, dated as of October 7, 2010, among the Registrant as the Borrower; the Lenders named therein; Bank of America, N.A., as Administrative Agent; The Royal Bank of Scotland plc, U.S. Bank National Association, Wells Fargo Bank, National Association, and SunTrust Bank as Co-Syndication Agents; Banc of America Securities LLC, RBS Securities Inc., U.S. Bank National Association, Wells Fargo Securities, LLC, and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers; and Banc of America Securities LLC, as Sole Bookrunning Manager (Exhibit 10.1 to Form 8-K dated October 7, 2010).

10.2	*	Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).

10.3	*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).

10.4.1	*	Environmental Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (Exhibit 10.2.1 to the Form 10-K for the year ended March 31, 2003 (the "Fiscal 2003 Form 10-K")).

10.4.2	*	Amendment to Environmental Agreement, dated March 15, 1995 (Exhibit 10.2.2 to the Fiscal 2003 Form 10-K).

10.5	*	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.6 to Amendment No. 1, filed September 17, 1990, to the Form 10 Registration Statement filed with the Securities and Exchange Commission on July 20, 1990).

10.6	*#	Description of non-employee Directors' cash and equity compensation ("Director Compensation—Summary Compensation Information" on page 22 of Schedule 14A filed on June 17, 2010).

10.7	*#	Non-Employee Director Restricted Stock Award and Stock Deferral Program (as amended and restated October 30, 2007) Under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated October 29, 2007).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
10.8	*#	Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated as of October 30, 2007 (Exhibit 10.3 to Form 8-K dated October 29, 2007).

10.9	*#	Deferred Fee Plan for Non-Employee Directors, as amended and restated October 30, 2007 (Exhibit 10.2 to Form 8-K dated October 29, 2007).

10.10	*#	Description of compensation arrangement for Neal S. Cohen, the Registrant's Chief Financial Officer (Item 5.02 of Form 8-K dated January 30, 2012).

10.11	#	Transition Agreement and General Release of Claims between the Registrant and Keith D. Ross dated April 16, 2012.

10.12	*#	Alliant Techsystems Inc. Executive Officer Incentive Plan (As Amended and Restated Effective August 2, 2011) (Exhibit 10.1 to Form 8-K dated August 1, 2011).

10.13.1	*#	Alliant Techsystems Inc. 2005 Stock Incentive Plan As Amended and Restated Effective August 4, 2009 (Exhibit 10.1 to Form 8-K dated August 4, 2009).

10.13.2	*#	Form of Non-Qualified Stock Option Agreement (Cliff Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.2 to the Form 10-K for the year ended March 31, 2006).

10.13.3	#	Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the year ended March 31, 2012.

10.13.4	*#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2010-2012 Performance Period (Exhibit 10.14.8 to the Form 10-K for the year ended March 31, 2009 (the "Fiscal 2009 Form 10-K")).

10.13.5	*#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2011-2013 Performance Period (Exhibit 10.3 to the Form 10-Q for the quarter ended July 4, 2010).

10.13.6	*#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2012-2014 Performance Period (Exhibit 10.13.7 to the Form 10-K for the year ended March 31, 2011 (the "Fiscal 2011 Form 10-K")).

10.13.7	#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2013-2015 Performance Period.

10.13.8	*#	Form of Relative Stockholder Return Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2010-2012 Performance Period (Exhibit 10.14.9 to the Fiscal 2009 Form 10-K).

10.13.9	*#	Form of Relative Stockholder Return Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2011-2013 Performance Period (Exhibit 10.4 to the Form 10-Q for the quarter ended July 4, 2010).

10.13.10	*#	Form of Relative Stockholder Return Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2012-2014 Performance Period (Exhibit 10.13.10 to the Fiscal 2011 Form 10-K).

10.13.11	*#	Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated January 30, 2012).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
10.14.1	*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.16.1 to the Form 10-K for the year ended March 31, 2007).

10.14.2	*#	Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Form 10-K for the year ended March 31, 2002 (the "Fiscal 2002 Form 10-K")).

10.14.3	*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).

10.14.4	*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Form 10-K for the year ended March 31, 2004).

10.14.5	*#	Amendment No. 4 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.3 to Form 8-K dated January 30, 2007).

10.14.6	*#	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.1 to Form 8-K dated February 4, 2005).

10.15.1	*#	First Amendment and Restatement of 2000 Stock Incentive Plan effective January 23, 2001 (Exhibit 10.25.1 to the Fiscal 2002 Form 10-K).

10.15.2	*#	Amendment 1 to First Amendment and Restatement of 2000 Stock Incentive Plan effective April 24, 2001 (Exhibit 10.25.2 to the Fiscal 2002 Form 10-K).

10.15.3	*#	Amendment 2 to First Amendment and Restatement of 2000 Stock Incentive Plan effective January 21, 2002 (Exhibit 10.25.3 to the Fiscal 2002 Form 10-K).

10.15.4	*#	Amendment 3 to First Amendment and Restatement of Alliant Techsystems Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 10-Q for the quarter ended October 3, 2004).

10.15.5	*#	Amendment 4 to First Amendment and Restatement of Alliant Techsystems Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 8-K dated January 30, 2007).

10.16.1	*#	Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated October 29, 2007 (Exhibit 10.6 to Form 8-K dated October 29, 2007).

10.16.2	*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).

10.17	*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective October 29, 2007 (Exhibit 10.7 to Form 8-K dated October 29, 2007).

10.18.1	*#	Alliant Techsystems Inc. Supplemental Executive Retirement Plan, as Amended and Restated October 29, 2007 (Exhibit 10.4 to Form 8-K dated October 29, 2007).

10.18.2	#	Schedule 1, Updated as of May 1, 2012, to Alliant Techsystems, Inc. Supplemental Executive Retirement Plan.

10.19.1	*#	Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, Amended and Restated October 29, 2007 (Exhibit 10.5 to Form 8-K dated October 29, 2007).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
10.19.2	*#	Amendment to the Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan (Exhibit 10.1 to Form 8-K dated January 28, 2008).

10.19.3	*#	Amendment No 2 to the Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan effective January 1, 2012 (Exhibit 10.2 to Form 8-K dated January 30, 2012).

10.20	*#	Alliant Techsystems Inc. Income Security Plan, As Amended and Restated, Effective May 3, 2010 (Exhibit 10.1 to Form 8-K dated May 3, 2010).

10.21.1	*#	Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Form 10-K for the fiscal year ended March 31, 1998 (the "Fiscal 1998 Form 10-K")).

10.21.2	*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).

10.22.1	*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to the Fiscal 1998 Form 10-K).

10.22.2	*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to the Fiscal 1998 Form 10-K).

10.22.3	*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to the Fiscal 1998 Form 10-K).

12		Computation of Ratio of Earnings to Fixed Charges.

14		The Registrant's Business Ethics Code of Conduct.

21		Subsidiaries of the Registrant as of March 31, 2012.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.