Form 10-Q
period 2012-07-01
ALLIANT TECHSYSTEMS INC
filed 2012-08-09
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

As of August 1, 2012, 32,665,132 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)

	QUARTERS ENDED
(In thousands except per share data)	July 1, 2012	July 3, 2011
Sales	$1,082,301	$1,075,255
Cost of sales	832,679	830,031
Gross profit	249,622	245,224
Operating expenses:
Research and development	14,008	12,202
Selling	40,527	39,426
General and administrative	64,399	63,056
Income before interest, income taxes, and noncontrolling interest	130,688	130,540
Interest expense	(19,815)	(26,452)
Interest income	65	152
Income before income taxes and noncontrolling interest	110,938	104,240
Income tax provision	39,997	32,546
Net income	70,941	71,694
Less net income attributable to noncontrolling interest	112	176
Net income attributable to Alliant Techsystems Inc.	$70,829	$71,518

Alliant Techsystems Inc.’s earnings per common share:
Basic	$2.17	$2.15
Diluted	2.16	2.13
Cash dividends paid per share	0.20	0.20

Alliant Techsystems Inc.’s weighted-average number of common shares outstanding:
Basic	32,632	33,302
Diluted	32,741	33,578

Net Income (from above)	70,941	71,694
Other comprehensive income, net of tax:
Pension and other postretirement benefit liabilities, net of income taxes of $(12,204) and $(8,724), respectively	19,465	13,812
Change in fair value of derivatives, net of income taxes of $2,818, and $5,234 respectively	(4,408)	(8,186)
Change in fair value of available-for-sale securities, net of income taxes of $57 and $(55) respectively	(90)	86
Total other comprehensive income	$14,967	$5,712

Comprehensive income	85,908	77, 406
Less comprehensive income attributable to noncontrolling interest	112	176
Comprehensive income attributable to Alliant Techsystems Inc.	$85,796	$77,230

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Amounts in thousands except share data)	July 1, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$212,356	$568,813
Net receivables	1,151,814	1,029,155
Net inventories	277,563	258,495
Deferred income tax assets	101,717	101,720
Other current assets	51,062	51,512
Total current assets	1,794,512	2,009,695
Net property, plant, and equipment	589,522	604,498
Goodwill	1,251,536	1,251,536
Noncurrent deferred income tax assets	125,391	134,719
Deferred charges and other non-current assets	552,454	541,298
Total assets	$4,313,415	$4,541,746

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$35,000	$30,000
Accounts payable	204,088	333,980
Contract advances and allowances	119,041	119,824
Accrued compensation	100,801	121,901
Accrued income taxes	29,207	6,433
Other accrued liabilities	274,267	307,642
Total current liabilities	762,404	919,780
Long-term debt	1,263,681	1,272,002
Postretirement and postemployment benefits liabilities	109,094	111,392
Accrued pension liability	744,388	878,819
Other long-term liabilities	138,233	123,002
Total liabilities	$3,017,800	$3,304,995
Commitments and contingencies (Note 15)
Common stock—$.01 par value:
Authorized—180,000,000 shares Issued and outstanding—32,654,725 shares at July 1, 2012 and 33,142,408 shares at March 31, 2012	327	332
Additional paid-in-capital	542,530	537,921
Retained earnings	2,306,010	2,241,711
Accumulated other comprehensive loss	(895,631)	(910,598)
Common stock in treasury, at cost— 8,900,724 shares held at July 1, 2012 and 8,413,041 shares held at March 31, 2012	(667,689)	(642,571)
Total Alliant Techsystems Inc. stockholders’ equity	1,285,547	1,226,795
Noncontrolling interest	10,068	9,956
Total equity	1,295,615	1,236,751
Total liabilities and equity	$4,313,415	$4,541,746

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	QUARTERS ENDED
(In thousands)	July 1, 2012	July 3, 2011
Operating activities
Net income	$70,941	$71,694
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	26,383	23,474
Amortization of intangible assets	2,983	2,784
Amortization of debt discount	1,679	4,999
Amortization of deferred financing costs	1,011	1,432
Deferred income taxes	3	(3,942)
Loss (gain) on disposal of property	140	(5,215)
Share-based plans expense	3,222	3,344
Excess tax benefits from share-based plans	—	(23)
Changes in assets and liabilities:
Net receivables	(137,889)	(100,701)
Net inventories	(19,068)	(73,331)
Accounts payable	(117,570)	(59,829)
Contract advances and allowances	(783)	(12,768)
Accrued compensation	(22,291)	(29,182)
Accrued income taxes	38,684	35,659
Pension and other postretirement benefits	(105,060)	(32,612)
Other assets and liabilities	(38,433)	22,738
Cash used for operating activities	(296,048)	(151,479)
Investing activities
Capital expenditures	(23,884)	(41,564)
Proceeds from the disposition of property, plant, and equipment	2	6,364
Cash used for investing activities	(23,882)	(35,200)
Financing activities
Payments made on bank debt	(5,000)	(5,000)
Payments made to extinguish debt	—	(50,427)
Purchase of treasury shares	(24,997)	(49,991)
Dividends paid	(6,530)	(6,737)
Proceeds from employee stock compensation plans	—	2,522
Excess tax benefits from share-based plans	—	23
Cash used for financing activities	(36,527)	(109,610)
Decrease in cash and cash equivalents	(356,457)	(296,289)
Cash and cash equivalents - beginning of period	568,813	702,274
Cash and cash equivalents - end of period	$212,356	$405,985

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$2,654	$3,707

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Amounts in thousands except share	Common Stock $.01 Par Value		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total
data)	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
For the quarters ended July 1, 2012:
Balance at March 31, 2012	33,142,408	$332	$537,921	$2,241,711	$(910,598)	$(642,571)	$9,956	$1,236,751
Comprehensive income				70,829	14,967		112	85,908
Exercise of stock options
Restricted stock grants, net	(7,154)	—	(152)	—	—	152	—	—
Share-based compensation	—	—	3,222	—	—	—	—	3,222
Treasury stock purchased	(482,044)	—	—	—	—	(24,997)	—	(24,997)
Performance shares issued net of treasury stock withheld	6,447	—	(794)	—	—	590	—	(204)
Tax benefit related to share based plans and other	—	—	1,716	—	—	—	—	1,716
Dividends paid	—	—	—	(6,530)	—	—	—	(6,530)
Employee benefit plans and other	(4,932)	(5)	617	—	—	(863)	—	(251)
Balance at July 1, 2012	32,654,725	$327	$542,530	$2,306,010	$(895,631)	$(667,689)	10,068	$1,295,615

For the quarters ended July 3, 2011:
Balance at March 31, 2011	33,519,072	$335	$559,279	$2,005,651	$(787,077)	$(621,430)	$9,364	$1,166,122
Comprehensive income				71,518	5,712		176	77,406
Exercise of stock options	42,358	—	(753)	—	—	3,275	—	2,522
Restricted stock grants, net	72,900	—	(6,035)	—	—	6,035	—	—
Share-based compensation	—	—	3,344	—	—	—	—	3,344
Treasury stock purchased	(742,000)	—	—	—	—	(49,991)	—	(49,991)
Performance shares issued net of treasury stock withheld	58,388	—	(6,964)	—	—	4,665	—	(2,299)
Tax benefit related to share based plans and other	—	—	3,012	—	—	—	—	3,012
Dividends paid	—	—	—	(6,737)	—	—	—	(6,737)
Employee benefit plans and other	(2,504)	(5)	369	—	—	(534)	—	(170)
Balance at July 3, 2011	32,948,214	$330	$552,252	$2,070,432	$(781,365)	$(657,980)	$9,540	$1,193,209

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended July 1, 2012

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“fiscal 2012”).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of July 1, 2012, and its results of operations and cash flows for the quarters ended July 1, 2012 and July 3, 2011.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its fiscal 2012 Annual Report on Form 10-K.

2.     New Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”).  This update revises the manner in which entities must present comprehensive income in their financial statements.  ASU 2011-05 gives entities the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in either of the following ways: (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and interim periods within those years (ATK’s fiscal 2013).  ATK has implemented this guidance. Refer to the Condensed Consolidated Statement of Comprehensive Income.

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

Derivative financial instruments and hedging activities — In order to manage its exposure to commodity pricing and foreign currency risk, ATK periodically utilizes commodity and foreign currency derivatives, which are considered Level 2 instruments.  Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace.  Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.  As discussed further in Note 6, ATK has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc.

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

The following tables set forth by level within the fair value hierarchy ATK’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of July 1, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$8,503	$—
Derivatives	—	5,918	—

Liabilities
Derivatives	$—	$7,480	$—

	As of March 31, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$8,546	$—
Derivatives	—	12,182	—

Liabilities
Derivatives	$—	$6,518	$—

The following table presents ATK’s assets and liabilities that are not measured at fair value on a recurring basis.  The carrying values and estimated fair values were as follows:

	As of July 1, 2012		As of March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$933,681	981,675	$932,002	$986,394
Variable rate debt	365,000	365,000	370,000	370,000

4.     Goodwill and Deferred Charges and Other Non-Current Assets

The carrying amount of goodwill by operating segment as of July 1, 2012 is as follows:

	Aerospace Group	Defense Group	Sporting Group	Total
Balance at July 1, 2012	$676,516	$366,947	$208,073	$1,251,536

The goodwill recorded above within the Aerospace Group is presented net of $108,500 of accumulated impairment losses.

Deferred charges and other non-current assets consist of the following:

	July 1, 2012	March 31, 2012
Gross debt issuance costs	$27,613	$27,613
Less accumulated amortization	(10,613)	(9,602)
Net debt issuance costs	17,000	18,011
Other intangible assets	118,217	121,001
Long-term receivables	328,072	312,843
Long-term inventory	10,513	13,032
Environmental remediation receivable	29,434	28,888
Other non-current assets	49,218	47,523
Total deferred charges and other non-current assets	$552,454	$541,298

The long-term receivables represent unbilled receivables on long-term commercial aerospace contracts and other programs that ATK does not expect to collect within the next fiscal year.

Included in deferred charges and other non-current assets in the table above is $38,998 of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite and amortizing assets as follows:

	July 1, 2012			March 31, 2012
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	$66,060	$(10,179)	$55,881	$66,060	$(9,062)	$56,998
Technology	17,400	(5,422)	11,978	17,400	(4,820)	12,580
Customer relationships and other	34,185	(23,024)	11,161	34,185	(21,760)	12,425
Total	$117,645	$(38,625)	$79,020	$117,645	$(35,642)	$82,003

The assets identified in the table above are being amortized over their estimated useful lives over a weighted average remaining period of approximately 10.4 years. Amortization expense for the quarters ended July 1, 2012 and July 3, 2011 was $2,983 and $2,784, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2013	$8,204
Fiscal 2014	10,320
Fiscal 2015	9,304
Fiscal 2016	7,707
Fiscal 2017	5,417
Thereafter	38,068
Total	79,020

5.     Earnings Per Share Data

Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 10) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarter ended July 1, 2012 and July 3, 2011, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended
	July 1, 2012	July 3, 2011
Weighted-average basic shares outstanding	32,632	33,302
Dilutive effect of stock-based awards	109	276
Weighted-average diluted shares outstanding	32,741	33,578

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	159,825	5

As discussed further in Note 11, contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes due 2024 are not included in diluted EPS for either period presented because ATK’s average stock price during these periods did not exceed the triggering price.

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

ATK entered into forward contracts for copper and zinc during fiscal 2013 and 2012.  The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity.  Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.

ATK also entered into foreign currency forward contracts during fiscal 2013.  These contracts were used to hedge forecasted inventory purchases and subsequent payments, or customer receivables, denominated in foreign currencies and were designated and qualified as effective cash flow hedges.  Ineffectiveness with respect to forecasted inventory purchases was calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement.

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

As of July 1, 2012, ATK had the following outstanding commodity forward contracts in place:

Quantity Hedged (in pounds)
Copper	17,130,000
Zinc	4,655,000

The table below presents the fair value and location of ATK’s derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of the periods presented:

		Asset Derivatives		Liability Derivatives
		Fair value as of		Fair value as of
	Location	July 1, 2012	March 31, 2012	July 1, 2012	March 31, 2012
Commodity forward contracts	Other current assets / other accrued liabilities	$5,918	$12,182	7,450	$6,518
Foreign currency forward contracts	Other current assets / other accrued liabilities	—	—	30	—
Total		$5,918	$12,182	$7,480	$6,518

Due to the nature of ATK’s business, the benefits and risks associated with the commodity and foreign currency contracts may be passed on to the customer and not realized by ATK.

For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss)	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Quarter ended July 1, 2012
Commodity forward contracts	$(1,532)	Cost of Sales	$(1,444)	Cost of Sales	$—
Foreign currency forward contracts	$(30)	Cost of Sales	$—	Cost of Sales	$—

Quarter ended July 3, 2011
Commodity forward contracts	$35,987	Cost of Sales	$11,276	Cost of Sales	$—
Foreign currency forward contract	—	Cost of Sales	—	Cost of Sales	—

All derivatives used by ATK during fiscal 2013 and 2012 were designated as and qualify to be accounted for as hedging instruments.

7.     Comprehensive Income

The components of accumulated OCI, net of income taxes, are as follows:

	July 1, 2012	March 31, 2012
Derivatives	$(992)	$3,416
Pension and other postretirement benefit liabilities	(895,545)	(915,010)
Available-for-sale securities	906	996
Total accumulated other comprehensive loss	$(895,631)	$(910,598)

The pre-tax activity in OCI related to the forward contracts discussed in Note 6 was as follows:

	Quarters Ended
	July 1, 2012	July 3, 2011
Beginning of period unrealized gain in accumulated OCI	$5,664	$49,407
Net decrease in fair value of derivatives	(8,670)	(2,144)
Net losses (gains) reclassified from OCI, offsetting the price paid to suppliers	1,444	(11,276)
End of period unrealized (loss) gain in accumulated OCI	(1,562)	$35,987

There was no ineffectiveness recognized in earnings for these contracts during fiscal 2013 or 2012.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

8.  Receivables

Receivables, including amounts due under long-term contracts (contract receivables), are summarized as follows:

	July 1, 2012	March 31, 2012
Billed receivables	517,553	431,307
Unbilled receivables	609,866	583,449
Other receivables	24,395	14,399
Net receivables	$1,151,814	$1,029,155

Billed Receivable balances are shown net of customer progress payments of $427,050 as of July 1, 2012 and $461,743 as of March 31, 2012, and net of the allowance for doubtful accounts of $13,129 and $11,648 respectively. Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. These amounts include expected additional billable general overhead costs and fees on flexibly priced contracts awaiting final rate negotiations, and are expected to be billable and collectible within one year.

9.     Inventories

Inventories consist of the following:

	July 1, 2012	March 31, 2012
Raw materials	$110,403	$122,072
Work/Contracts in process	81,119	53,018
Finished goods	86,041	83,405
Net inventories	$277,563	$258,495

10.  Other Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	July 1, 2012	March 31, 2012
Employee benefits and insurance, including pension and other postretirement benefits	$72,876	$76,646
Warranty	23,432	24,221
Litigation	—	25,500
Interest	16,196	15,293
Environmental remediation	5,226	5,135
Rebate	10,752	6,050
Deferred lease obligation	28,773	27,782
Commodity forward contracts	7,480	6,518
Federal excise tax	16,280	15,338
Other	93,252	105,159
Total other accrued liabilities – current	$274,267	$307,642

Environmental remediation	$53,446	$52,361
Management nonqualified deferred compensation plan	18,050	19,704
Non-current portion of accrued income tax liability	34,532	20,396
Deferred lease obligation	15,150	14,932
Other	17,055	15,609
Total other long-term liabilities	$138,233	$123,002

ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.  The following is a reconciliation of the changes in ATK’s product warranty liability during fiscal 2013:

Balance at April 1, 2012	$24,221
Warranties issued	472
Payments made	(1,218)
Changes related to preexisting warranties	(43)
Balance at July 1, 2012	$23,432

11.  Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	July 1, 2012	March 31, 2012
Senior Credit Facility dated October 7, 2010 (1)(2):
Term A Loan due 2015	$365,000	$370,000
Revolving Credit Facility due 2015	—	—
6.75% Senior Subordinated Notes due 2016 (2)	400,000	400,000
6.875% Senior Subordinated Notes due 2020 (3)	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024 (4)	199,453	199,453
Principal amount of long-term debt	1,314,453	1,319,453
Less: Unamortized discounts	15,772	17,451
Carrying amount of long-term debt	1,298,681	1,302,002
Less: current portion	35,000	30,000
Carrying amount of long-term debt, excluding current portion	$1,263,681	$1,272,002

(1)   On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement (“the Senior Credit Facility”), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015.  The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015.  Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility.  Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin.  Each margin is based on ATK’s senior secured credit ratings.  Based on ATK’s current credit rating, the current base rate margin is 1.25% and the current Eurodollar margin is 2.25%.  The weighted average interest rate for the Term A Loan was 2.50% at July 1, 2012.  ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings.  Based on ATK’s current rating, this fee is 0.35% at July 1, 2012.  As of July 1, 2012, ATK had no borrowings against its $600,000 Revolving Credit Facility and had outstanding letters of credit of $166,161, which reduced amounts available on the Revolving Credit Facility to $433,839.  ATK has had no short term borrowings under its Revolving Credit Facility since the date of issuance.  Debt issuance costs of approximately $12,800 are being amortized over the term of the Senior Credit Facility.

(2)   In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (“the 6.75% Notes”) that mature on April 1, 2016. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year. ATK has the right to redeem some or all of these notes from time to time at specified redemption prices. Debt issuance costs related to these notes of $7,700 are being amortized to interest expense over ten years.

On August 8, 2012, ATK notified the trustee of its 6.75% Notes of its intention to redeem these notes.  In accordance with the indenture, the redemption price will be 102.25% of the principal amount, or $409,000, including a premium of $9,000, plus accrued interest. ATK expects that the holders of the notes will be paid by September 30, 2012.  The transaction will result in the write-off of the remaining $2,770 of deferred debt issuance costs. The terms of the Senior Credit Facility allow ATK to request an increase of the Term Loan A by up to $350,000 (the “Accordion”).  It is ATK’s intention to increase its Term Loan A borrowings by $200,000 through the terms of the Accordion to partially finance the redemption of the 6.75% Notes.  The balance of the redemption, including the premium and the accrued interest owed, would be paid from available cash and/or ATK’s existing Senior Credit Facility.  Terms of the Term Loan A increase are expected to be similar to the terms of the existing Term Loan A, with the exception that it will mature two years after the existing Term Loan A.

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

(4)   In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (“the 3.00% Convertible Notes”) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at July 1, 2012 and March 31, 2012.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes into shares of ATK’s common stock. These notes had an initial conversion rate of 12.5392 shares per $1 principal amount (a conversion price of $79.75). Pursuant to provisions in the indenture requiring adjustment of the conversion rate upon the payment of dividends, the conversion rate for these notes is now 12.7958, which correspondingly has changed the conversion price per share to $78.15. The stock price condition was met during fiscal 2009 and $547 of these notes were then converted. The stock price condition was not satisfied during the quarter ended July 1, 2012, therefore the remaining principal amount was classified as long-term.  These contingently issuable shares did not impact the number of ATK’s diluted shares outstanding during the quarters ended July 1, 2012 or July 3, 2011 because ATK’s average stock price did not exceed the conversion price during that period.

In fiscal 2007, ATK issued $300,000 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes. During the quarter ended July 3, 2011, ATK purchased $50,427 aggregate principal amount from holders of the notes at market price and repaid the remaining principal amount following their maturity in September 2011.

The current authoritative accounting literature requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This provision applies to the convertible debt instruments discussed above.  The unamortized discount is amortized through interest expense into earnings over the expected term of the convertible notes.  The following table provides additional information about ATK’s 3.00% Convertible Notes:

	July 1. 2012	March 31, 2012
Carrying amount of the equity component	$56,849	$56,849
Principal amount of the liability component	199,453	199,453
Unamortized discount of liability component	15,772	17,451
Net carrying amount of liability component	183,681	182,002
Remaining amortization period of discount	146 months	149 months
Effective interest rate on liability component	7.00%	7.00%

Based on ATK’s closing stock price of $50.57 on July 1, 2012, the if-converted value of these notes does not exceed the aggregate principal amount of the notes.

See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

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

Scheduled Minimum Loan Payments

As of July 1, 2012, the scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2013	$25,000
Fiscal 2014	40,000
Fiscal 2015	239,453
Fiscal 2016	260,000
Fiscal 2017	400,000
Thereafter	350,000
Total payments	$1,314,453

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 50% as of July 1, 2012 and 58% as of March 31, 2012.

Covenants and Default Provisions

ATK’s Senior Credit Facility and the indentures governing the 6.75% Notes, the 6.875% Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions.  ATK’s 6.75% Senior Subordinated Notes and 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of July 1, 2012, this limit was approximately $715,000. As of July 1, 2012, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010.

The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio.  Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 1, 2012, ATK was in compliance with the financial covenants.

Cash Paid for Interest on Debt

Cash paid for interest totaled $16,208 in the quarter ended July 1, 2012 and $3,185 during the quarter ended July 3, 2011.

12.  Employee Benefit Plans

	Pension Benefits Quarters Ended		Other Postretirement Benefits Quarters Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Components of Net Periodic Benefit Cost
Service cost	$16,007	$16,177	$1	$19
Interest cost	36,168	37,321	1,623	1,953
Expected return on plan assets	(42,007)	(43,897)	(813)	(878)
Amortization of unrecognized net loss	31,199	23,983	663	743
Amortization of unrecognized prior service cost	(98)	(95)	(2,095)	(2,095)
Net periodic benefit cost before settlement cost	41,269	33,489	(621)	(258)
Settlement Cost	2,000	—	—	—
Net periodic benefit cost	$43,269	$33,489	$(621)	$(258)

During the quarter ended July 1, 2012, ATK recorded a settlement expense of $2,000 to recognize the impact of lump sum benefit payments made in the non-qualified supplemental executive retirement plan.

Employer Contributions.  During the quarter ended July 1, 2012, ATK contributed $140,000 directly to the pension trust and $4,599 directly to retirees under its supplemental (nonqualified) executive retirement plan.  ATK also contributed $2,963 to its other PRB plans.  ATK anticipates making additional contributions of $2,548 directly to retirees under the nonqualified plan and $10,016 to its other PRB plans during the remainder of fiscal 2013.  Due to the President signing the Moving Ahead for Progress in the 21st Century Act, on July 6, 2012, ATK will not be required to make any additional minimum contributions to the pension trust during the remainder of fiscal 2013.

13.  Income Taxes

ATK’s provision for income taxes includes federal, foreign, and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended July 1, 2012 and July 3, 2011 represent effective tax rates of 36.1% and 31.2%, respectively.  The increase in the rate from the prior-year quarter is primarily due to the lack of the prior-year discrete revaluation of the deferred tax assets caused by a change in state tax law, the expiration of the federal research and development tax credit, and a lower benefit from the domestic manufacturing deduction.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2006.  As of July 1, 2012, the Internal Revenue Service (“IRS”) had completed the audits of ATK through fiscal 2008 and on August 6, 2012, ATK settled the examination of the fiscal 2009 and 2010 tax returns with the IRS.  This settlement will result in the recognition of approximately $11,000 of tax benefit in the second quarter of fiscal 2013. This benefit includes the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $15,000 reduction of the unrecognized tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings from $0 to $12,400, which includes the expected second quarter benefit of $11,000 discussed above.

14.  Stock-Based Compensation

ATK sponsors multiple stock-based incentive plans, which include the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of July 1, 2012, ATK has authorized up to 2,382,360 common shares under the 2005 Stock Incentive Plan, of which 238,297 common shares are available to be granted.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarters ended July 1, 2012 and July 3, 2011 was $3,222 and $3,344, respectively.  The total income tax benefit recognized in the income statement for share-based compensation during the quarters ended July 1, 2012, and July 3, 2011 was $1,250 and $1,262, respectively.

ATK has the following types of awards outstanding under ATK’s stock incentive plans: performance awards, total stockholder return performance awards (“TSR awards”), restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance and TSR awards, grant of restricted stock, or exercise of stock options.

As of July 1, 2012, there were up to 550,475 shares reserved for performance awards for key employees.  Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares,

•      up to 196,085 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2011 through fiscal 2013 period,

•      up to 242,610 shares will become payable only upon achievement of certain performance goals, including sales growth relative to industry peers and return on invested capital, for the fiscal 2012 through fiscal 2014 period, and

•      up to 111,780 shares will become payable only upon achievement of certain performance goals, including sales growth relative to industry peers and return on invested capital, for the fiscal 2013 through fiscal 2015 period.

There were no shares earned during fiscal 2012 because the financial performance goals, including sales growth relative to industry peers and EPS, for the fiscal 2010 through 2012 period were not achieved and, therefore, 23,365 shares were forfeited during fiscal 2012.

As of July 1, 2012, there were up to 80,072 shares reserved for TSR awards for key employees.  ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards.  The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award.  This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK’s stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.  There were no additional TSR shares granted during the quarter ended July 1, 2012.

Of the shares reserved for TSR awards for key employees,

•      27,446 shares will become payable upon achievement of a relative shareholder return goal measured against an industry peer group established for the fiscal 2011 through 2013 period, and

•      52,626 shares will become payable upon achievement of a relative shareholder return goal measured against an industry peer group established for the fiscal 2012 through 2014 period,

No shares were earned during fiscal 2012 because the Company’s total shareholder return did not reach the threshold ranking within the industry peer group for the fiscal 2010 through 2012 period and, therefore, 33,371 TSR awards were forfeited during fiscal 2012.

Restricted stock granted to non-employee directors and certain key employees during the quarter ended July 1, 2012 totaled 2,012 shares. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year or ten-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past seven years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  ATK granted no options during the quarter ended July 1, 2012.

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

Claim Recovery.  Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable.  At July 1, 2012, based on progress to date on certain contracts, there is approximately $140,450 included in unbilled receivables for contract claims.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 0.50% and 1.00% as of July 1, 2012 and March 31, 2012, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	July 1, 2012		March 31, 2012
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,968)	$35,518	$(61,227)	$35,638
Unamortized discount	2,296	(1,188)	3,731	(1,925)
Present value amounts (payable) receivable	$(58,672)	$34,330	$(57,496)	$33,713

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $58,672 discounted liability as of July 1, 2012, $5,226 was recorded within other current liabilities and $53,446 was recorded within other long-term liabilities. Of the $34,330 discounted receivable, ATK recorded $4,896 within other current assets and $29,434 within other non-current assets. As of July 1, 2012, the estimated discounted range of reasonably possible costs of environmental remediation was $58,672 to $81,731.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

16.  Share Repurchases

On August 5, 2008, ATK’s Board of Directors authorized the repurchase of up to 5,000,000 shares.  During fiscal 2012, ATK repurchased 742,000 shares for $49,991.  During fiscal 2009, ATK repurchased 299,956 shares for $31,609. On January 31, 2012, ATK’s Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During the first quarter of fiscal 2013, ATK repurchased 482,044 shares for $25,000.

17. Changes in Estimates

The majority of ATK’s sales are accounted for as long-term contracts, which are accounted for under the percentage-of-completion method. Accounting for contracts under the percentage-of-completion (“POC”) method requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current or prior periods.  The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company’s consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $45,693 and $29,243 for the quarters ended July 1, 2012 and July 3, 2011 respectively. The adjustments were primarily driven by greater than expected performance at the Radford facility due to increased production volumes, a gain on the sale of residual assets, and changes in estimates as contracts near completion in energetic and small- caliber systems programs.

18. Realignment Obligations

In April of 2012, ATK commenced operations under a three-group structure. In conjunction with this realignment, ATK incurred realignment charges in the fourth quarter of fiscal 2012.  The charges related primarily to termination benefits offered to employees, asset impairment charges, and costs associated with the closure of certain facilities.  The following table summarizes ATK’s realignment liability activity during fiscal 2013 related to the termination benefits and facility closure and other costs:

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 31, 2012	7,148	$25	$7,173
Expense	—	—	—
Cash paid	(3,488)	—	(3,488)
Non-cash settlements	—	—	—
Balance at July 1, 2012	$3,660	$25	$3,685

ATK expects to liquidate the majority of the remaining liability during fiscal 2013.

19.  Operating Segment Information

Effective April 1, 2012, ATK realigned its business structure into three operating groups. These operating segments are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability.  Each operating segment is described below:

•      Aerospace Group, which generated 27% of ATK’s external sales in the quarter ended July 1, 2012, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•      Defense Group, which generated 48% of ATK’s external sales in the quarter ended July 1, 2012, develops and produces military small, medium, and large caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•      Sporting Group, which generated 25% of ATK’s external sales in the quarter ended July 1, 2012, develops and produces commercial ammunition and accessories and tactical systems.

The April 1, 2012 realignment is reflected in the information contained in this report for all periods presented.

The military small-caliber ammunition contract, which is reported within Defense Group, contributed approximately 16% and 15% of total external sales during the quarters ended July 1, 2012 and July 3, 2011, respectively.

The following table summarizes ATK’s results by operating segment:

	Quarters Ended
	July 1, 2012	July 3, 2011
Sales to external customers:
Aerospace Group	$294,656	$353,647
Defense Group	514,479	492,349
Sporting Group	273,166	229,259
Total external sales	1,082,301	1,075,255
Intercompany sales:
Aerospace Group	5,286	3,375
Defense Group	31,691	35,980
Sporting Group	5,798	3,900
Eliminations	(42,775)	(43,255)
Total intercompany sales	—	—
Total sales	$1,082,301	$1,075,255

Income before interest, income taxes, and noncontrolling interest:
Aerospace Group	$34,950	$42,546
Defense Group	91,361	61,784
Sporting Group	20,794	29,320
Corporate	(16,417)	(3,110)
Total income before interest, income taxes, and noncontrolling interest	$130,688	$130,540

Total assets:
Aerospace Group	$1,573,700	$1,486,319
Defense Group	1,223,343	1,160,656
Sporting Group	874,529	840,099
Corporate	641,843	804,370
Total assets	$4,313,415	$4,291,444

Certain administrative functions are primarily managed by ATK at the corporate headquarters (“Corporate”). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, litigation, and income taxes.

Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense.  The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments.  Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $4,103 and $4,541 for the quarters ended July 1, 2012 and July 3, 2011, respectively.

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

•      performance of ATK’s subcontractors,

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

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  Additional information regarding these factors may be contained in ATK’s subsequent filings with the Securities and Exchange Commission, including Forms 8-K.

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

Effective April 1, 2012, ATK realigned its business structure into three operating groups.  As a result of this realignment, at July 1, 2012, ATK’s three operating groups are:

•      Aerospace Group, which generated 27% of ATK’s external sales in the quarter ended July 1, 2012, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•      Defense Group, which generated 48% of ATK’s external sales in the quarter ended July 1, 2012, develops and produces military small, medium, and large caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•      Sporting Group, which generated 25% of ATK’s external sales in the quarter ended July 1, 2012, develops and produces commercial ammunition and accessories and tactical systems.

The April 1, 2012 realignment is reflected in the information contained in this report for all periods presented.

Financial Highlights and Notable Events

Certain notable events or activities affecting our fiscal 2013 financial results include the following:

Financial highlights for the quarter ended July 1, 2012

•      Quarterly sales of $1.1 billion.

•      Diluted earnings per share of $2.16.

•      Orders for the quarter ending July 1, 2012 were $1.1 billion compared to $678 million in the quarter ending July 3, 2011.

•      Total backlog was $6.1 billion at July 1, 2012 compared to $6.3 billion at March 31, 2012.

•      Income before interest, income taxes, and noncontrolling interest (“operating profit”) as a percentage of sales was constant quarter over quarter with increases within the Defense Group due to higher than anticipated production volumes and higher profit rates within Energetics. This increase was offset by lower sales volume in Aerospace on a commercial aerospace structures program and space systems operations, the absence of a gain on the sale of a non-essential parcel of land, a continued shift to lower margin products within the Sporting Group, and increased pension expense at Corporate.

•      A higher effective tax rate of 36.1% which was primarily due to the lack of the prior year discrete revaluation of the deferred tax assets caused by a change in state tax law, the expiration of the federal research and development tax credit, and a lower benefit from the domestic manufacturing deduction.

•      On May 1, 2012, ATK’s Board of Directors declared a quarterly cash dividend of $0.20 per share to stockholders of record on June 11, 2012.  The dividend was paid on June 28, 2012.

Notable events for fiscal 2013

•      During the quarter ATK repurchased 482,044 shares for $25,000.

•      On August 6, 2012, ATK settled the examination of the fiscal 2009 and 2010 tax returns with the IRS. This settlement will result in the recognition of approximately $11,000 of tax benefit in the second quarter of fiscal 2013.

•      On August 7, 2012, ATK’s Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on September 27, 2012, to stockholders of record on September 5, 2012.

•      On August 8, 2012, ATK notified the trustee of its 6.75% Senior Subordinated Notes of its intention to redeem the notes (the “6.75% Notes”).  In accordance with the indenture, the redemption price will be 102.25% of the principal amount, or $409,000 including a premium of $9,000, plus accrued interest.  ATK expects that the holders of the notes will be paid by September 30, 2012.  The transaction will result in the write-off of the remaining $2,770 of deferred debt issuance costs. The terms of ATK’s existing Second Amended and Restated Credit Agreement, dated October 7, 2010 (the “Senior Credit Facility”), allow ATK to request an increase of the Term Loan A by up to $350,000 (the “Accordion”).  It is ATK’s intention to increase its Term Loan A borrowings by $200,000 through the terms of the Accordion to partially finance the redemption of the 6.75% Notes.  The balance of the redemption, including the premium and the accrued interest owed, would be paid from available cash and/or ATK’s existing Senior Credit Facility.  Terms of the Term Loan A increase are expected to be similar to the terms of the existing Term Loan A, with the exception that it will mature two years after the existing Term Loan A.

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

Congress and the President signed the NASA Authorization Act in October 2010 that directed the development of a Space Launch System. Consistent with the NASA Authorization Act, the President’s GFY 2012 budget released in February 2011 identified funding for the replacement to Constellation’s crew launch vehicle, designated the Space Launch System (“SLS”).  Congress directed that, to the maximum extent possible, the SLS should utilize hardware developed for the Constellation program.  On September 14, 2011, NASA and key legislative leaders jointly announced the baseline design for SLS.  ATK’s five-segment solid rocket motors were selected as the propulsion system for the first two SLS test flights (2017 and 2021).  At the same time, NASA announced that it will hold a competition for the final design of the propulsion system for SLS, in which ATK will be eligible to participate.

On November 18, 2011, President Obama signed the GFY 2012 NASA Appropriations bill, which provided $1.8 billion for the SLS.  This legislation further specified the configuration of the Heavy Lift Vehicle consistent with the September 14, 2011 announcement by the NASA Administrator on the SLS configuration.  The President’s government fiscal year 2013 budget includes a stable funding request for SLS for GFY13 through GFY17. Congress will determine the GFY13 funding level for NASA as well as the amount of the line item in NASA’s budget for the SLS program. In the event the program is terminated, the Company believes that it will be reimbursed for certain amounts previously incurred by ATK, as well as amounts to be incurred by ATK, as part of that termination (e.g., severance, environmental liabilities, termination administration).  There can be no assurance that ATK will be successful in collecting reimbursement of any termination liability costs.

During the first quarter of fiscal 2013, NASA sales relating to the SLS programs were approximately $65,000 and as of July 1, 2012 ATK had approximately:

•      $45,527 of billed and unbilled receivables directly related to the program

•      $72,060 of net property, plant, and equipment and other assets related to the SLS and other contracts, and

•      $518,000 of goodwill recorded related to the Space Systems Operations reporting unit

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

On January 23, 2012, ATK was notified that the U.S. Army had completed its review of ATK’s revised proposal for a contract to continue operating and maintaining the RFAAP and that ATK had not been awarded the contract.  Loss of the Radford facility management contract will reduce the Defense Group’s and ATK’s sales and profit.  ATK will continue to operate its New River Energetics facility located at RFAAP, which supports ATK’s commercial business, international program efforts and other business not directly associated with the RFAAP contract, and therefore ATK does not expect to lose all revenues associated with this division.  Sales and operating profit associated with the RFAAP contract during fiscal 2013 were $61,000 and $41,000, respectively, which includes a gain on sale of residual assets, higher sales production volumes, and changes in profit rates. The RFAAP contract concluded June 30, 2012 and the plant has been transitioned to the successor contractor.

ATK submitted its Final Revised Price proposal for the continued operation of the Lake City Army Ammunition Plant (“Lake City” or “LCAAP”) on August 6, 2012, in response to a request issued by the U.S. Army.  The contract is expected to be awarded in the fall of 2012. ATK is currently under contract with the U.S. Army to operate the LCAAP until September 2013. Loss of the Lake City contract would reduce the Defense Group’s and ATK’s sales and profit.  The prime contract at Lake City, which includes modernization, accounted for approximately 15% of ATK’s total revenue in fiscal 2012.

Recent Developments in U.S. Cost Accounting Standards (“CAS”) Pension Recovery Rules — The Company maintains defined benefit plans that are subject to CAS and Pension Protection Act of 2006 (“PPA”) requirements.  The CAS Board issued the final ruling on December 27, 2011 which allows for recognition of a minimum actuarial liability (“MAL”) and minimum normal cost (“MNC”), determined on a PPA basis; shortens the amortization period for CAS actuarial gains/losses from 15 to 10 years; and allows for a five-year phase-in of PPA minimum actuarial liability. Due to the phase-in approach within the ruling, there will be minimal impact to ATK prior to fiscal 2015. ATK is currently bidding pension cost for new business using the new CAS standard, and will be entitled to an equitable adjustment for CAS-covered business that was booked prior to the effective date of the final rule.  ATK is currently developing its equitable adjustment proposal.

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2012 (“fiscal 2012”). The accounting policies used in preparing ATK’s interim fiscal 2013 consolidated financial statements are the same as those described in ATK’s Annual Report.

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

ATK believes its critical accounting policies are those related to:

•      revenue recognition,

•      employee benefit plans,

•      income taxes,

•      acquisitions, and

•      accounting for goodwill.

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Results of Operations

Acquisitions

There were no acquisitions during the first quarter of fiscal 2013 or fiscal 2012.

Sales

The military small-caliber ammunition contract, which is reported within Defense Group, contributed approximately 16% and 15% of total external sales during the quarters ended July 1, 2012 and July 3, 2011, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended
	July 1, 2012	July 3, 2011	$ Change	% Change
Aerospace Group	$294,656	$353,647	$(58,991)	(16.7)%
Defense Group	514,479	492,349	22,130	4.5%
Sporting Group	273,166	229,259	43,907	19.2%
Total external sales	$1,082,301	$1,075,255	$7,046	0.7%

The fluctuation in sales was driven by the program-related changes within the operating segments as described below.

Aerospace Group.  The decrease in sales was driven by:

•      a $36,500 decrease in Space Systems Operations resulting from reduced production levels and completion of contracts.

•      a $19,600 decrease in Aerospace Structures primarily driven by completion of tool procurement/start-up activities within commercial aerospace structures and production cycles of other commercial aircraft programs.

Defense Group.  The increase in sales was driven by:

•     a $17,500 increase in Energetic Systems from higher than anticipated production volume and changes in profit rates.

•     an increase of $7,700 within Small Caliber Systems ammunition due to increased ammunition volume.

Sporting Group.  The increase was driven by:

•      an increase of $25,000 within the Accessories Division, driven by full-scale production sales on a DoD contract in the tactical accessories business.

•      an $18,000 increase in Ammunition Division sales due to strong demand primarily in the domestic commercial channel.

Gross Profit

	Quarters Ended
	July 1, 2012	As a % of Sales	July 3, 2011	As a % of Sales	Change

Gross profit	$249,622	23.1%	$245,224	22.8%	$4,398

The increase in gross profit for the quarter is driven by higher sales within the Defense Group due to the close out of the Radford facility and increased orders within the Sporting Groups. These increases were partially offset by the decrease in Aerospace Group sales and the shift to lower margin products within the Sporting Group.

Operating Expenses

	Quarters Ended
	July 1, 2012	As a % of Sales	July 3, 2011	As a % of Sales	Change
Research and development	$14,008	1.3%	$12,202	1.1%	$1,806
Selling	40,527	3.7%	39,426	3.7%	1,101
General and administrative	64,399	6.0%	63,056	5.9%	1,343
Total	$118,934	11.0%	$114,684	10.7%	$4,250

Operating expenses increased $4,250 from the prior year period.  Research and development costs were slightly higher, consistent with higher sales in the Defense and Sporting Groups.  Selling expenses were slightly higher due to higher sales within the Ammunition Division and pursuit of satellite opportunities. General and administrative expenses were higher due to facility closure costs within Sporting Group, partially offset by continued management cost initiatives.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarters Ended
	July 1, 2012	July 3, 2011	Change
Aerospace Group	$34,950	$42,546	$(7,596)
Defense Group	91,361	61,784	29,577
Sporting Group	20,794	29,320	(8,526)
Corporate	(16,417)	(3,110)	(13,307)
Total	$130,688	$130,540	$148

The fluctuation in income before interest, income taxes, and noncontrolling interest from the prior year periods was due to program-related changes within the operating segments as described below.

Aerospace Group.  The decrease relates to the lower sales volume across Aerospace Group, and the absence of a gain on the sale of a non-essential parcel of land to the State of Utah during fiscal 2012.

Defense Group.  The increase was due to changes in profit rates driven by increased production volume and a gain on the sale of residual assets in Energetic Systems.

Sporting Group.  The decrease primarily reflects the continued shift to lower margin products and costs associated with the closeout of facilities, partially offset by increased sales volumes.

Corporate.  Corporate income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The increase from the prior year is driven by the higher pension expense.

The majority of ATK’s sales are accounted for as long-term contracts, which are accounted for under the percentage-of-completion method. Accounting for contracts under the percentage-of-completion (“POC”) method requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current or prior periods.  The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company’s consolidated financial position or annual results of operations. During the quarters ended July 1, 2012 and July 3, 2011, the Company recognized favorable operating income adjustments of $85,692 and $60,107, and unfavorable operating income adjustments of $39,999 and $30,864, respectively. The adjustments were primarily driven by greater than expected performance at the Radford facility due to increased production volumes, a gain on sale of residual assets, changes in estimates as contracts near completion in energetics and small-caliber systems programs.

Net Interest Expense

Net interest expense for the quarter ended July 1, 2012 was $19,750, a decrease of $6,550 compared to $26,300 in the comparable quarter of fiscal 2012 primarily due to the repayment of debt during the past year, as well as a reduction in the amortization of debt discount due to the repayment of a portion of the outstanding convertible notes.

Income Tax Provision

	Quarters Ended
	July 1, 2012	Effective Rate	July 3, 2011	Effective Rate	Change

Income tax provision	$39,997	36.1%	$32,546	31.2%	$7,451

ATK’s provision for income taxes includes federal, foreign, and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended July 1, 2012 and July 3, 2011 represent effective tax rates of 36.1% and 31.2%, respectively.  The increase in the rate from the prior year quarter is primarily due to the lack of the prior year discrete revaluation of the deferred tax assets caused by a change in state tax law, the expiration of the federal research and development tax credit, and a lower benefit from the domestic manufacturing deduction.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2006.  As of July 1, 2012, the Internal Revenue Service had completed the audits of ATK through fiscal 2008 and on August 6, 2012, ATK settled the examination of the fiscal 2009 and 2010 tax returns with the IRS. This settlement will result in the recognition of approximately $11,000 of tax benefit in the second quarter of fiscal 2013.  This benefit includes the federal and state impact from the closure of the federal audit as well a reduction to the reserves for subsequent years.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $15,000 reduction of the unrecognized tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings from $0 to $12,400, which includes the expected second quarter benefit of $11,000 discussed above.

The federal R&D tax credit expired on December 31, 2011.  If the federal R&D tax credit is retroactively extended, there would be a favorable impact to ATK’s fiscal 2013 effective income tax rate.

Net Income

Net income for the quarter ended July 1, 2012 was $70,941, a decrease of $753 compared to $71,694 in the first quarter of fiscal 2012. This decrease was driven by a $7,451 increase in income tax expense, and an increase of $4,250 in operating expenses. These increases were partially offset by an increase in gross profit of $4,398 and a decrease in net interest expense of $6,550.

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

Cash Flow Summary

Following ATK’s normal profile, cash from operations was negative for the first quarter.  Cash flows used for operations included the impact of a $140,000 pension contribution, as well as increased working capital, primarily due to the timing of payments and collections, and increased inventory to support expected sales growth in Sporting Group.  Capital expenditures in the quarter were $23,882. We expect capital expenditures to remain consistent during the remainder of the fiscal year.

ATK’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows for the quarters ended July 1, 2012 and July 3, 2011 are summarized as follows:

	July 1, 2012	July 3, 2011	Change
Cash flows used for operating activities	$(296,048)	$(151,479)	$(144,569)
Cash flows used for investing activities	(23,882)	(35,200)	11,318
Cash flows used for financing activities	(36,527)	(109,610)	73,083
Net cash flows	$(356,457)	$(296,289)	$(60,168)

Operating Activities

Net cash used for operating activities increased $144,569 compared to the prior year period.  This increase was driven by higher pension contributions of $78,400 to the pension trust during the current year, a $28,680 increase in cash used for working capital, and a $25,500 payment to settle the LUU Flare litigation.

Cash used for working capital is defined as net receivables plus long-term receivables plus net inventories, less accounts payables and contract advances.

Investing Activities

Net cash used for investing activities decreased by $11,318 primarily due to a decrease in the amount of cash used for capital expenditures, partially offset by the absence of the proceeds from the disposition of a non-essential parcel of land within Aerospace Group in fiscal 2012.

Financing Activities

Net cash used for financing activities decreased $73,083 primarily due to the absence of $50,427 of cash used to extinguish debt and $25,004 less cash used to repurchase ATK’s common stock than the prior year.

Liquidity

In addition to ATK’s normal operating cash requirements, the Company’s principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends, and any strategic acquisitions.  ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK’s debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility, as discussed further below.  ATK’s other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances.

ATK paid cash dividends totaling $6,530 on its common stock during the fiscal quarter ended July 1, 2012.  On August 7, 2012, ATK’s Board of Directors declared a quarterly cash dividend.  The $0.20 per share dividend will be payable on September 27, 2012, to stockholders of record on September 5, 2012.  The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, tone of business, capital requirements, credit ratings and the availability and cost of obtaining new debt.  We cannot be certain that ATK will continue to declare dividends in the future and as such, the amount and timing of any future dividends are not determinable.

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

Long-Term Debt and Credit Facilities

As of July 1, 2012 ATK had actual total indebtedness of $1,263,681 and the $600,000 Revolving Credit Facility provided for the potential of additional borrowings up to $433,839.  There were no outstanding borrowings under the Revolving Credit Facility as of July 1, 2012, although ATK had outstanding letters of credit of $166,161 which reduced amounts available under the facility.

ATK’s indebtedness at July 1, 2012, consisted of the following:

	July 1, 2012	March 31, 2012
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$365,000	$370,000
Revolving Credit Facility due 2015	—	—
6.75% Senior Subordinated Notes due 2016	400,000	400,000
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	1,314,453	1,319,453
Less: Unamortized discounts	15,772	17,451
Carrying amount of long-term debt	1,298,681	1,302,002
Less: current portion	35,000	30,000
Carrying amount of long-term debt, excluding current portion	$1,263,681	$1,272,002

See Note 9 “Long-Term Debt” to the consolidated financial statements in Part II, Item 8 for a detailed discussion of these borrowings.

Senior Credit Facility

In fiscal 2011, ATK entered into a Second Amended and Restated Credit Agreement (“the Senior Credit Facility”), which was comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015.  The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015.

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

6.75% Notes due 2016

ATK’s Senior Subordinated Notes due 2016 (the “6.75% Notes”) mature on April 1, 2016.  These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.75% per annum and is payable semi-annually on April 1 and October 1 of each year.  ATK has the right to redeem some or all of these notes from time to time on or after April 1, 2011, at specified redemption prices.  On August 8, 2012, ATK notified the trustee of its 6.75% Notes of its intention to redeem these notes.  In accordance with the indenture, the redemption price will be 102.25% of the principal amount, or $409,000, including a premium of $9,000, plus accrued interest.  ATK expects that the holders of the notes will be paid by September 30, 2012.  The transaction will result in the write-off of the remaining $2,770 of deferred debt issuance costs.

The terms of the Senior Credit Facility allow ATK to request an increase of the Term Loan A by up to $350,000 (the “Accordion”).  It is ATK’s intention to increase its Term Loan A borrowings by $200,000 through the terms of the Accordion to partially finance the redemption of the 6.75% Notes.  The balance of the redemption, including the premium and the accrued interest owed, would be paid from available cash and/or ATK’s existing Senior Credit Facility.  Terms of the Term Loan A increase are expected to be similar to the terms of the existing Term Loan A, with the exception that it will mature two years after the existing Term Loan A.

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

ATK may redeem all of these notes in cash at any time on or after August 20, 2014.  Holders of these notes may require ATK to repurchase some or all of these notes on August 15, 2014 and August 15, 2019. Note holders may also convert their notes at a conversion rate of 12.7958 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $78.15 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions.  ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.

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

	Senior Leverage Ratio	Leverage Ratio	Interest Coverage Ratio
Requirement	<2.50	<4.00	>3.00
Actual at July 1, 2012	0.65	2.21	8.80

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

Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 1, 2012, ATK was in compliance with the financial covenants and ATK expects to be in compliance with the covenants in all of its long-term debt agreements for the foreseeable future.

The indentures governing the 6.75% Notes, the 6.875% Notes due 2020, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity.  As of July 1, 2012, ATK was in compliance with the indentures and expects to be in compliance with the indentures for the foreseeable future.

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

On January 31, 2012, ATK’s Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During the first quarter of fiscal 2013, ATK repurchased 482,044 shares for $25,000.

Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. ATK’s 6.75% Senior Subordinated Notes and 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of July 1, 2012, this limit was approximately $715,000. As of July 1, 2012, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010.

Shelf Registration.

On September 8, 2010, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue an unspecified aggregate amount of debt and/or equity securities from time to time.

Other Contractual Obligations and Commitments

There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in ATK’s Annual Report on Form 10-K for fiscal 2012.

Due to the President signing the Moving Ahead for Progress in the 21st Century Act, on July 6, 2012, ATK will not be required to make any additional minimum contributions to the pension trust during the remainder of fiscal 2013. Although the IRS has not yet released the new interest rates, we expect the new rates could significantly reduce our required pension contributions for fiscal 2014 through fiscal 2015 by approximately $140,000 to $160,000, as compared to the amount disclosed in our 2012 Annual Report on Form 10-K. Our analysis indicates that required pension contributions would rise subsequent to fiscal 2015, resulting in minimal net impact to cumulative required contributions over a 10-year period.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 0.50% and 1.00% as of July 1, 2012 and March 31, 2012, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	July 1, 2012		March 31, 2012
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(60,968)	$35,518	$(61,227)	$35,638
Unamortized discount	2,296	(1,188)	3,731	(1,925)
Present value amounts (payable) receivable	$(58,672)	$34,330	$(57,496)	$33,713

As of July 1, 2012, the estimated discounted range of reasonably possible costs of environmental remediation was $58,672 to $81,731.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

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

Other Contingencies.  ATK is also subject to a number of other potential risks and contingencies.  These risks and contingencies are described in Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Significant increases in commodities can negatively impact operating results with respect to ATK’s firm fixed-price contract to supply the DoD’s small-caliber ammunition needs. Depending on market conditions, ATK has entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the four-year small-caliber ammunition supply contract with the U.S. Army by the terms within that contract, which is expected to continue into 2014.  However, if metal prices exceed pre-determined levels, Defense Group’s operating results could be adversely impacted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section titled “Inflation and Commodity Price Risk.”

There have been no material changes in ATK’s market risk during the quarter ended July 1, 2012. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 1, 2012, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 describes all known material risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1 – April 29	4,079	$52.88	—
April 30 – May 27	1,047	53.36	389,284
May 28 – July 1	3,883	47.81	92,760
Fiscal quarter ended July 1, 2012	9,009	$50.75	482,044	3,460,549

(1)       All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)       On August 5, 2008, ATK’s Board authorized the repurchase of up to 5 million shares.  The Board had determined that the repurchase program would serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it could also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million. No shares were purchased pursuant to this authorization during fiscal 2010 or 2011. In fiscal 2012, ATK repurchased 742,000 shares for $50.0 million. On January 31, 2012, ATK’s Board of Directors authorized a new share repurchase program of up to $200 million worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule

10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During the first quarter of fiscal 2013, ATK purchased 482,044 shares for $25 million dollars. The shares remaining is calculated utilizing the remaining $175 million authorized, divided by the closing price of $50.57 on June 30, 2012.

The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK’s debt instruments as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Debt,” is incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

10.11	Transition Agreement and General Release of Claims between the Registrant and Keith D. Ross dated April 16, 2012 (Exhibit 10.11 to the Form 10-K for the year ended March 31, 2012).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.

Date: August 9, 2012	By:	/s/ Neal S. Cohen
	Name:	Neal S. Cohen
	Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)