Form 10-Q
period 2012-09-30
ALLIANT TECHSYSTEMS INC
filed 2012-11-08
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 28, 2012, 32,665,631 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)

	QUARTERS ENDED		SIX MONTHS ENDED
(In thousands except per share data)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Sales	$1,069,787	$1,109,418	$2,152,089	$2,184,673
Cost of sales	841,520	848,162	1,674,199	1,678,193
Gross profit	228,267	261,256	477,890	506,480
Operating expenses:
Research and development	15,914	14,886	29,921	27,088
Selling	39,609	42,006	80,136	81,432
General and administrative	62,187	56,958	126,588	120,014
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest	110,557	147,406	241,245	277,946
Interest expense	(18,098)	(23,698)	(37,913)	(50,150)
Interest income	123	77	187	229
Loss on extinguishment of debt	(11,773)	—	(11,773)	—
Income before income taxes and noncontrolling interest	80,809	123,785	191,746	228,025
Income tax provision	15,640	43,677	55,637	76,223
Net income	65,169	80,108	136,109	151,802
Less net income attributable to noncontrolling interest	108	117	220	294
Net income attributable to Alliant Techsystems Inc.	$65,061	$79,991	$135,889	$151,508

Alliant Techsystems Inc.’s earnings per common share:
Basic	$2.01	$2.45	$4.18	$4.59
Diluted	2.00	2.43	4.16	4.55
Cash dividends paid per share	0.20	0.20	0.20	0.20

Alliant Techsystems Inc.’s weighted-average number of common shares outstanding:
Basic	32,406	32,698	32,519	33,028
Diluted	32,591	32,865	32,685	33,265

Net Income (from above)	65,169	80,108	136,109	151,802
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service (credit) costs for pension and postretirement benefit plans recorded to net income (loss), net of tax (expense) benefit of $841, $844, $1,683, and $1,688	(1,352)	(1,346)	(2,703)	(2,693)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $(12,297), $(9,569), $(24,619), and $(19,136)	19,501	15,158	39,041	30,317
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $0, $0, $(732), and $0	—	—	1,268	—
Change in fair value of derivatives, net of income taxes of $(1,971), $19,136, $847, and $24,370, respectively	3,073	(29,931)	(1,334)	(38,117)
Change in fair value of available-for-sale securities, net of income taxes of $91, $29, $148, and $(26), respectively	(142)	(46)	(232)	41
Total other comprehensive income(loss)	$21,080	$(16,165)	$36,040	$(10,452)

Comprehensive income	86,249	63,943	172,149	141,350
Less comprehensive income attributable to noncontrolling interest	108	117	220	294
Comprehensive income attributable to Alliant Techsystems Inc.	$86,141	$63,826	$171,929	$141,056

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Amounts in thousands except share data)	September 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$237,343	$568,813
Net receivables	1,054,836	1,029,155
Net inventories	298,597	258,495
Deferred income tax assets	106,073	101,720
Other current assets	51,538	51,512
Total current assets	1,748,387	2,009,695
Net property, plant, and equipment	578,380	604,498
Goodwill	1,251,536	1,251,536
Noncurrent deferred income tax assets	113,031	134,719
Deferred charges and other non-current assets	460,089	541,298
Total assets	$4,151,423	$4,541,746

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$50,000	$30,000
Accounts payable	202,621	333,980
Contract advances and allowances	118,005	119,824
Accrued compensation	103,860	121,901
Accrued income taxes	2,243	6,433
Other accrued liabilities	262,983	307,642
Total current liabilities	739,712	919,780
Long-term debt	1,045,380	1,272,002
Postretirement and postemployment benefits liabilities	106,318	111,392
Accrued pension liability	753,786	878,819
Other long-term liabilities	127,606	123,002
Total liabilities	$2,772,802	$3,304,995
Commitments and contingencies (Note 14)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—32,667,162 shares at September 30, 2012 and 33,142,408 shares at March 31, 2012	327	332
Additional paid-in-capital	544,364	537,921
Retained earnings	2,364,536	2,241,711
Accumulated other comprehensive loss	(874,558)	(910,598)
Common stock in treasury, at cost— 8,888,287 shares held at September 30, 2012 and 8,413,014 shares held at March 31, 2012	(666,224)	(642,571)
Total Alliant Techsystems Inc. stockholders’ equity	1,368,445	1,226,795
Noncontrolling interest	10,176	9,956
Total equity	1,378,621	1,236,751
Total liabilities and equity	$4,151,423	$4,541,746

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED
(In thousands)	September 30, 2012	October 2, 2011
Operating activities
Net income	$136,109	$151,802
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	52,518	44,218
Amortization of intangible assets	5,735	5,573
Amortization of debt discount	3,378	9,029
Amortization of deferred financing costs	1,979	2,742
Deferred income taxes	(5,330)	(3,915)
Loss on extinguishment of debt	11,773	—
Loss (gain) on disposal of property	576	(4,941)
Share-based plans expense	6,437	6,084
Excess tax benefits from share-based plans	—	(23)
Changes in assets and liabilities:
Net receivables	45,251	(150,910)
Net inventories	(40,102)	(86,787)
Accounts payable	(118,345)	935
Contract advances and allowances	(1,818)	(9,711)
Accrued compensation	(19,965)	(30,723)
Accrued income taxes	2,181	31,698
Pension and other postretirement benefits	(68,833)	(3,832)
Other assets and liabilities	(44,332)	44,575
Cash (used for) provided by operating activities	(32,788)	5,814
Investing activities
Capital expenditures	(40,182)	(73,879)
Proceeds from the disposition of property, plant, and equipment	19	7,310
Cash used for investing activities	(40,163)	(66,569)
Financing activities
Payments made on bank debt	(10,000)	(10,000)
Payments made to extinguish debt	(409,000)	(299,997)
Proceeds from issuance of long-term debt	200,000	—
Payments made for debt issue costs	(1,458)	—
Purchase of treasury shares	(24,997)	(49,991)
Dividends paid	(13,064)	(13,328)
Proceeds from employee stock compensation plans	—	2,545
Excess tax benefits from share-based plans	—	23
Cash (used for) financing activities	(258,519)	(370,748)
Decrease in cash and cash equivalents	(331,470)	(431,503)
Cash and cash equivalents - beginning of period	568,813	702,274
Cash and cash equivalents - end of period	$237,343	$270,771

Supplemental Cash Flow Disclosure:
Noncash investing activity:
Capital expenditures included in accounts payable	$1,962	$5,515

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Common Stock		Additional		Accumulated Other
(Amounts in thousands except share	$.01 Par Value		Paid-In	Retained	Comprehensive	Treasury	Noncontrolling	Total
data)	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
For the six months ended September 30, 2012:
Balance at March 31, 2012	33,142,408	$332	$537,921	$2,241,711	$(910,598)	$(642,571)	$9,956	$1,236,751
Comprehensive income:				135,889	36,040		220	172,149
Exercise of stock options		—	—	—	—	—	—	—
Restricted stock grants, net	(4,771)	—	(1,334)	—	—	1,334	—	—
Share-based compensation	—	—	6,437	—	—	—	—	6,437
Treasury stock purchased	(482,044)	—	—	—	—	(24,997)	—	(24,997)
Performance shares issued net of treasury stock withheld	17,884	—	(2,174)	—	—	1,635	—	(539)
Tax benefit related to share based plans and other	—	—	2,184	—	—	—	—	2,184
Dividends paid	—	—	—	(13,064)	—	—	—	(13,064)
Employee benefit plans and other	(6,315)	(5)	1,330	—	—	(1,625)	—	(300)
Balance at September 30, 2012	32,667,162	$327	$544,364	$2,364,536	$(874,558)	$(666,224)	$10,176	$1,378,621

For the six months ended October 2, 2011:
Balance at March 31, 2011	33,519,072	$335	$559,279	$2,005,651	$(787,077)	$(621,430)	$9,364	$1,166,122
Comprehensive income:				151,508	(10,452)		294	141,350
Exercise of stock options	42,758	—	(761)	—	—	3,306	—	2,545
Restricted stock grants, net	73,421	—	(6,958)	—	—	6,958	—	—
Share-based compensation	—	—	5,602	—	—	—	—	5,602
Treasury stock purchased	(742,000)					(49,991)		(49,991)
Performance shares issued net of treasury stock withheld	58,388	—	(6,964)	—	—	4,665	—	(2,299)
Tax benefit related to share based plans and other	—	—	3,215	—	—	—	—	3,215
Dividends paid	—	—	—	(13,328)	—	—	—	(13,328)
Employee benefit plans and other	(3,600)	(5)	1,251	—	—	(1,484)	—	(238)
Balance at October 2, 2011	32,948,039	$330	$554,664	$2,143,831	$(797,529)	$(657,976)	$9,658	$1,252,978

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended September 30, 2012

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.     Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“fiscal 2012”).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of September 30, 2012, and its results of operations for the quarters and six months ended September 30, 2012 and October 2, 2011, and cash flows for the six months ended September 30, 2012 and October 2, 2011.

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

Derivative financial instruments and hedging activities — In order to manage its exposure to commodity pricing and foreign currency risk, ATK periodically utilizes commodity and foreign currency derivatives, which are considered Level 2 instruments.  Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace.  Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.  As discussed further in Note 5, ATK has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc.

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

The following tables set forth by level within the fair value hierarchy ATK’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of September 30, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$7,216	$—
Derivatives	—	5,369	—

Liabilities
Derivatives	$—	$1,887	$—

	As of March 31, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$8,546	$—
Derivatives	—	12,182	—

Liabilities
Derivatives	$—	$6,518	$—

The following table presents ATK’s assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of September 30, 2012		As of March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$535,380	$587,841	$932,002	$986,394
Variable rate debt	560,000	560,000	370,000	370,000

3.     Goodwill and Deferred Charges and Other Non-Current Assets

The carrying amount of goodwill by operating segment as of September 30, 2012 is as follows:

	Aerospace Group	Defense Group	Sporting Group	Total
Balance at September 30, 2012	$676,516	$366,947	$208,073	$1,251,536

The goodwill recorded above within the Aerospace Group is presented net of $108,500 of accumulated impairment losses.

Deferred charges and other non-current assets consist of the following:

	September 30, 2012	March 31, 2012
Gross debt issuance costs	$21,341	$27,613
Less accumulated amortization	(6,623)	(9,602)
Net debt issuance costs	14,718	18,011
Other intangible assets	115,355	121,001
Long term receivables	241,911	312,843
Long term inventory	10,695	13,032
Environmental remediation receivable	29,513	28,888
Other non-current assets	47,897	47,523
Total deferred charges and other non-current assets	$460,089	$541,298

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

Included in deferred charges and other non-current assets in the table above is $38,998 of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite and amortizing assets as follows:

	September 30, 2012			March 31, 2012
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	$66,060	$(11,297)	$54,763	$66,060	$(9,062)	$56,998
Technology	17,400	(6,025)	11,375	17,400	(4,820)	12,580
Customer relationships and other	34,185	(23,966)	10,219	34,185	(21,760)	12,425
Total	$117,645	$(41,288)	$76,357	$117,645	$(35,642)	$82,003

The assets identified in the table above are being amortized over their estimated useful lives over a weighted average remaining period of approximately 10.2 years. Amortization expense for the quarter and six months ended September 30, 2012 was $2,752 and $5,735, respectively.  Amortization expense for the quarter and six months ended October 2, 2011 was $2,784 and $5,573, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2013	$5,541
Fiscal 2014	10,320
Fiscal 2015	9,304
Fiscal 2016	7,707
Fiscal 2017	5,417
Thereafter	38,068
Total	$76,357

4.     Earnings Per Share Data

Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 10) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarters and six months ended September 30, 2012 and October 2, 2011, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Weighted-average basic shares outstanding	32,406	32,698	32,519	33,028
Dilutive effect of stock-based awards	185	167	166	237
Weighted-average diluted shares outstanding	32,591	32,865	32,685	33,265

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	152	5	152	5

As discussed further in Note 10, contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes due 2024 are not included in diluted EPS for either period presented because ATK’s average stock price during these periods did not exceed the triggering price

5.     Derivative Financial Instruments

ATK is exposed to market risks arising from adverse changes in:

·                  commodity prices affecting the cost of raw materials and energy,

·                  interest rates, and

·                  foreign exchange risks

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

ATK also entered into foreign currency forward contracts during fiscal 2013.  These contracts were used to hedge forecasted inventory purchases and subsequent payments, or customer receivables, denominated in foreign currencies and were designated and qualified as effective cash flow hedges.  Ineffectiveness with respect to forecasted inventory purchases was calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement. As of the end of the second quarter, all foreign currency forward contracts were settled.

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

As of September 30, 2012, ATK had the following outstanding commodity forward contracts in place:

Quantity Hedged (in pounds)
Copper	10,330,000
Zinc	2,505,000

The table below presents the fair value and location of ATK’s derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of the periods presented:

		Asset Derivatives		Liability Derivatives
		Fair value as of		Fair value as of
	Location	September 30, 2012	March 31, 2012	September 30, 2012	March 31, 2012
Commodity forward contracts	Other current assets / other accrued liabilities	$5,369	$12,182	$1,887	$6,518

Due to the nature of ATK’s business, the benefits and risks associated with the commodity and foreign currency contracts may be passed on to the customer and not realized by ATK.

For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Quarter ended September 30, 2012
Commodity forward contracts	Cost of Sales	$(2,518)	Cost of Sales	$—
Foreign currency forward contract	Cost of Sales	(30)	Cost of Sales	—
Quarter ended October 2, 2011
Commodity forward contracts	Cost of Sales	$7,954	Cost of Sales	$—
Foreign currency forward contract	Cost of Sales	—	Cost of Sales	—

Six Months ended September 30, 2012
Commodity forward contracts	Cost of Sales	$(3,962)	Cost of Sales	$—
Foreign currency forward contract	Cost of Sales	(30)	Cost of Sales
Six Months ended October 2, 2011
Commodity forward contracts	Cost of Sales	$19,230	Cost of Sales	$—
Foreign currency forward contract	Cost of Sales	—	Cost of Sales	—

The pretax amount of gain (loss) recognized in Other Comprehensive Income (Loss) is included in Note 6. All derivatives used by ATK during fiscal 2013 and 2012 were designated as and qualify to be accounted for as hedging instruments. The recognized but unrealized net gains on the commodity forward contracts on September 30, 2012 are expected to be realized on settlement prior to the end of fiscal year 2013.

6.     Comprehensive Income

The components of accumulated OCI, net of income taxes, are as follows:

	September 30, 2012	March 31, 2012
Derivatives	$2,082	$3,416
Pension and other postretirement benefit liabilities	(877,404)	(915,010)
Available-for-sale securities	764	996
Total accumulated other comprehensive loss	$(874,558)	$(910,598)

The pre-tax activity in OCI related to the forward contracts discussed in Note 5 was as follows:

	Quarters Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Beginning of period unrealized (loss) gain in accumulated OCI	$(1,562)	$35,987	$5,664	$49,408
Net increase (decrease) in fair value of derivatives	2,496	(41,113)	(6,174)	(43,258)
Net (gains) losses reclassified from OCI, offsetting (increasing) the price paid to suppliers	2,548	(7,954)	3,992	(19,230)
End of period unrealized gain (loss) in accumulated OCI	$3,482	$(13,080)	$3,482	$(13,080)

There was no ineffectiveness recognized in earnings for these contracts during fiscal 2013 or 2012.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

7.     Receivables

Receivables, including amounts due under long-term contracts (contract receivables) recorded in current assets, are summarized as follows:

	September 30, 2012	March 31, 2012
Billed receivables	$428,185	$431,307
Unbilled receivables	600,499	583,449
Other receivables	26,152	14,399
Net receivables	$1,054,836	$1,029,155

Billed Receivable balances are shown net of customer progress payments of $355,958 as of September 30, 2012 and $461,743 as of March 31, 2012, and net of the allowance for doubtful accounts of $12,429 and $11,648 respectively. Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. These amounts include expected additional billable general overhead costs and fees on flexibly priced contracts awaiting final rate negotiations, and are expected to be billable and collectible within one year.

8.     Inventories

Inventories consist of the following:

	September 30, 2012	March 31, 2012
Raw materials	$110,535	$122,072
Work/Contracts in process	80,837	53,018
Finished goods	107,225	83,405
Net inventories	$298,597	$258,495

9.     Other Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	September 30, 2012	March 31, 2012
Employee benefits and insurance, including pension and other postretirement benefits	$78,418	$76,646
Warranty	23,785	24,221
Litigation	—	25,500
Interest	1,899	15,293
Environmental remediation	5,310	5,135
Rebate	13,298	6,050
Deferred lease obligation	29,084	27,782
Commodity forward contracts	1,887	6,518
Federal excise tax	17,999	15,338
Other	91,303	105,159
Total other accrued liabilities — current	$262,983	$307,642

Environmental remediation	$52,271	$52,361
Management nonqualified deferred compensation plan	18,071	19,704
Non-current portion of accrued income tax liability	24,583	20,396
Deferred lease obligation	14,909	14,392
Other	17,772	15,609
Total other long-term liabilities	$127,606	$123,002

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

Balance at April 1, 2012	$24,221
Warranties issued	472
Payments made	(1,218)
Changes related to preexisting warranties	(43)
Balance at July 1, 2012	$23,432
Warranties issued	542
Payments made	(189)
Changes related to preexisting warranties	—
Balance at September 30, 2012	$23,785

10.  Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	September 30, 2012	March 31, 2012
Senior Credit Facility dated October 7, 2010 (1)(2)
Term A Loan due 2015	$360,000	$370,000
Term A Loan due 2017	200,000	—
Revolving Credit Facility due 2015	—	—
6.75% Senior Subordinated Notes due 2016 (2)	—	400,000
6.875% Senior Subordinated Notes due 2020 (3)	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024 (4)	199,453	199,453
Principal amount of long-term debt	1,109,453	1,319,453
Less: Unamortized discounts	14,073	17,451
Carrying amount of long-term debt	1,095,380	1,302,002
Less: current portion	50,000	30,000
Carrying amount of long-term debt, excluding current portion	$1,045,380	$1,272,002

(1)         On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement (“the Senior Credit Facility”), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature on October 7, 2015.  Under the terms of the Senior Credit Facility, ATK exercised its option to increase the Term A Loan by $200,000 (the “Accordion”) during the quarter ended September 30, 2012.  Proceeds of the Accordion were used to partially finance the redemption of the 6.75% Notes, as discussed below.  Terms of the Accordion are the same as the existing Term A Loan with the exception that it will mature on September 5, 2017, approximately two years after the existing Term A Loan.   The existing Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015. The Accordion is subject to annual principal payments of $10,000 in each of the first and second years and $20,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on September 5, 2017.  Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility.  Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin.  Each margin is based on ATK’s senior secured credit ratings.  Based on ATK’s current credit rating, the current base rate margin is 1.25% and the current Eurodollar margin is 2.25%.  The weighted average interest rate for the Term A Loan was 2.47% at September 30, 2012.  ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings.  Based on ATK’s current rating, this fee is 0.35% at September 30, 2012.  As of September 30, 2012, ATK had no borrowings against its $600,000 Revolving Credit Facility and had outstanding letters of credit of $164,518, which reduced amounts available on the Revolving Credit Facility to $435,482.  ATK has had no short term borrowings under its Revolving Credit Facility since the date of issuance.  Debt issuance costs of approximately $12,800 are being amortized over the term of the Senior Credit Facility and as a result of the increase in the Term A Loan, ATK has recorded $1,458 of deferred financing costs, which will be amortized over the term of the Accordion.

(2)         In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (“the 6.75% Notes”) that were due to mature on April 1, 2016. During the quarter ended September 30, 2012, the Company redeemed these notes.

In accordance with the indenture, the redemption price was 102.25% of the principal amount, or $409,000, including a premium of $9,000, plus accrued interest. The transaction resulted in the write-off of the remaining $2,773 of deferred debt issuance costs.

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

(4)         In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (“the 3.00% Convertible Notes”) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at September 30, 2012 and March 31, 2012.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes into shares of ATK’s common stock. These notes had an initial conversion rate of 12.5392 shares per $1 principal amount (a conversion price of $79.75). Pursuant to provisions in the indenture requiring adjustment of the conversion rate upon the payment of dividends, the conversion rate for these notes is now 12.8475, which correspondingly has changed the conversion price per share to $77.84. The stock price condition was met during fiscal 2009 and $547 of these notes were then converted. The stock price condition was not satisfied during the quarter ended September 30, 2012, therefore the remaining principal amount was classified as long-term.  These contingently issuable shares did not impact the number of ATK’s diluted shares outstanding during the quarters ended September 30, 2012 or October 2, 2011 because ATK’s average stock price did not exceed the conversion price during that period.

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

	September 30, 2012	March 31, 2012
Carrying amount of the equity component	$56,849	$56,849
Principal amount of the liability component	199,453	199,453
Unamortized discount of liability component	14,073	17,451
Net carrying amount of liability component	185,380	182,002
Remaining amortization period of discount	143 months	149 months
Effective interest rate on liability component	7.00%	7.00%

Based on ATK’s closing stock price of $50.11 on September 30, 2012, the if-converted value of these notes does not exceed the aggregate principal amount of the notes.

See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

Rank and Guarantees

The 3.00% Convertible Notes and the 6.875% Notes, rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK’s domestic subsidiaries. The parent company has no independent assets or operations.  Subsidiaries of ATK other than the subsidiary guarantors are minor.  All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

Scheduled Minimum Loan Payments

As of September 30, 2012, the scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2013	$25,000
Fiscal 2014	50,000
Fiscal 2015	256,953
Fiscal 2016	280,000
Fiscal 2017	20,000
Thereafter	477,500
Total payments	$1,109,453

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 45% as of September 30, 2012 and 58% as of March 31, 2012.

Covenants and Default Provisions

ATK’s Senior Credit Facility and the indentures governing the 6.875% Notes and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions.  ATK’s 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of September 30, 2012, this limit was approximately $769,000. As of September 30, 2012, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010.

The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio.  Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of September 30, 2012, ATK was in compliance with the financial covenants.

Cash Paid for Interest on Debt

Cash paid for interest totaled $45,931 in the six months ended September 30, 2012 and $22,832 during the six months ended October 2, 2011.

11.  Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Service cost	$16,007	$16,177	$32,015	$32,355
Interest cost	36,145	37,321	72,313	74,642
Expected return on plan assets	(42,007)	(43,897)	(84,015)	(87,795)
Amortization of unrecognized net loss	31,134	23,983	62,333	47,967
Amortization of unrecognized prior service cost	(98)	(95)	(196)	(191)
Net periodic benefit cost before settlement cost	41,181	33,489	82,450	66,978
Settlement cost	—	—	2,000	—
Net periodic benefit cost	$41,181	$33,489	$84,450	$66,978

	Postretirement Benefits (“PRB”)
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Service cost	$1	$19	$2	$38
Interest cost	1,623	1,953	3,246	3,907
Expected return on plan assets	(813)	(878)	(1,626)	(1,756)
Amortization of unrecognized net loss	663	743	1,326	1,486
Amortization of unrecognized prior service cost	(2,095)	(2,095)	(4,190)	(4,190)
Net periodic benefit income	$(621)	$(258)	$(1,242)	$(515)

During the six months ended September 30, 2012, ATK recorded a settlement expense of $2,000 to recognize the impact of lump sum benefit payments made in the non-qualified supplemental executive retirement plan.

Employer Contributions.  During the six months ended September 30, 2012, ATK contributed $140,000 directly to the pension trust and $5,346 directly to retirees under its supplemental (nonqualified) executive retirement plan.  ATK also contributed $6,404 to its other PRB plans.  ATK anticipates making additional contributions of $1,801 directly to retirees under the nonqualified plan and $6,575 to its other PRB plans during the remainder of fiscal 2013.  As a result of the enactment of the Moving Ahead for Progress in the 21st Century Act on July 6, 2012, ATK is not required to make any additional minimum contributions to the pension trust during the remainder of fiscal 2013.

12.  Income Taxes

ATK’s provision for income taxes includes federal, foreign, and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

During the second quarter of fiscal 2013, ATK settled the examination of the fiscal 2009 and 2010 tax returns with the Internal Revenue Service (“IRS”). This settlement resulted in the recognition of $11,123 of tax benefits in the second quarter of fiscal 2013.  This benefit includes the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.

The income tax provisions for the quarters ended September 30, 2012 and October 2, 2011 represent effective tax rates of 19.4% and 35.3%, respectively.  The decrease in the rate from the prior year quarter is primarily due to the settlement of the examination of the fiscal 2009 and 2010 tax returns and increased benefits from the domestic manufacturing deduction, partially offset by the expiration of the federal research and development tax credit.

The income tax provisions for the six months ended September 30, 2012 and October 2, 2011 represent effective tax rates of 29.0% and 33.4%, respectively.  The decrease in the rate from the prior year period is primarily due to the settlement of the examination of the fiscal 2009 and 2010 tax returns and increased benefits from the domestic manufacturing deduction, partially offset by the lack of the prior year discrete revaluation of the deferred tax assets caused by a change in state tax law.

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

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $405 reduction of the unrecognized tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $273 based on current estimates.

13.  Stock-Based Compensation

ATK sponsors multiple stock-based incentive plans, which include the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of September 30, 2012, ATK has authorized up to 3,982,360 common shares under the 2005 Stock Incentive Plan, of which 1,810,990 common shares are yet available to be granted.  Commencing August 7, 2012, the number of shares available for awards under the 2005 Stock Incentive Plan is subject to a fungible share-counting provision, under which each share issued pursuant to an award of options or stock appreciation rights reduces the aggregate Plan award limit by one share and each share issued pursuant to a full-value award (i.e., an award other than options or stock appreciation rights) reduces the aggregate Plan limit by 2.38 shares.  Furthermore, for any full-value award granted on or after August 7, 2012, any shares underlying such full-value award that become available for future grant under the 2005 Stock Incentive Plan (e.g., as a result of cancellation or forfeiture) are added back to the Plan in an amount equal to 2.38 shares for each share subject to such award.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarters ended September 30, 2012 and October 2, 2011 was $3,215 and $2,257, respectively.  Total pre-tax stock-based compensation expense recognized during the six months ended September 30, 2012 and October 2, 2011 was $6,437 and $5,602, respectively.

The total income tax benefit recognized in the income statement for share-based compensation during the quarters ended September 30, 2012 and October 2, 2011 was $1,246 and $1,010 respectively.  Total income tax benefit recognized in the income statement for share-based compensation during the six months ended September 30, 2012 and October 2, 2011 was $2,496 and $2,272, respectively.

ATK has the following types of awards outstanding under ATK’s stock incentive plans: performance awards, total stockholder return performance awards (“TSR awards”), restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance and TSR awards, grant of restricted stock, or exercise of stock options.

As of September 30, 2012, there were up to 548,975 shares reserved for performance awards for key employees.  Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares,

·                  up to 194,585 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2011 through fiscal 2013 period,

·                  up to 242,610 shares will become payable only upon achievement of certain performance goals, including sales growth relative to industry peers and return on invested capital, for the fiscal 2012 through fiscal 2014 period, and

·                  up to 111,780 shares will become payable only upon achievement of certain performance goals, including sales growth relative to industry peers and return on invested capital, for the fiscal 2013 through fiscal 2015 period.

There were no shares earned during fiscal 2012 because the financial performance goals, including sales growth relative to industry peers and EPS, for the fiscal 2010 through 2012 period were not achieved and, therefore, 23,365 shares were forfeited during fiscal 2012.

As of September 30, 2012, there were up to 80,072 shares reserved for TSR awards for key employees.  ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards.  The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award.  This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK’s stock price in future periods. The risk-free interest rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.  There were no additional TSR shares granted during the six months ended September 30, 2012.

Of the shares reserved for TSR awards for key employees,

·                  27,446 shares will become payable only upon achievement of a relative shareholder return goal measured against an industry peer group established for the fiscal 2011 through 2013 period, and

·                  52,626 shares will become payable only upon achievement of a relative shareholder return goal measured against an industry peer group established for the fiscal 2012 through 2014 period.

No shares were earned during fiscal 2012 because the Company’s total shareholder return did not reach the threshold ranking within the industry peer group for the fiscal 2010 through 2012 period and, therefore, 33,371 TSR awards were forfeited during fiscal 2012.

Restricted stock granted to non-employee directors and certain key employees during the first six months of fiscal 2013 totaled 17,762 shares. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past seven years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  ATK granted no options during the first six months of fiscal 2013.

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

Claim Recovery.   Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable.  At September 30, 2012, based on progress to date on certain contracts, there is approximately $27,563 included in unbilled receivables for contract claims.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 0.5% and 1.00% as of September 30, 2012 and March 31, 2012, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	September 30, 2012		March 31, 2012
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(59,751)	$35,638	$(61,227)	$35,638
Unamortized discount	2,170	(1,163)	3,731	(1,925)
Present value amounts (payable) receivable	$(57,581)	$34,475	$(57,496)	$33,713

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $57,581 discounted liability as of September 30, 2012, $5,310 was recorded within other current liabilities and $52,271 was recorded within other long-term liabilities. Of the $34,475 discounted receivable, ATK recorded $4,962 within other current assets and $29,513 within other non-current assets. As of September 30, 2012, the estimated discounted range of reasonably possible costs of environmental remediation was $57,581 to $81,846.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012

15.  Share Repurchases

On August 5, 2008, ATK’s Board of Directors authorized the repurchase of up to 5,000,000 shares.  During fiscal 2012, ATK repurchased 742,000 shares for $49,991.  During fiscal 2009, ATK repurchased 299,956 shares for $31,609. On January 31, 2012, ATK’s Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During the first six months of fiscal 2013, ATK repurchased 482,044 shares for $24,997.

16. Changes in Estimates

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

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company’s consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $24,524 and $43,160 for the quarters ended September 30, 2012 and October 2, 2011, respectively. The current quarter adjustments were primarily driven by changes in estimates in Small-Caliber Systems and Defense Electronic Systems offset by a reduction in Armament. Prior year quarter adjustments were driven by a favorable contract resolution on a program in Small-Caliber Systems, changes in estimates in Small-Caliber Systems and Defense Electronic Systems offset by a reduction in estimates at the Armament division.  Aggregate net changes in contract estimates were $68,102 and $70,177 for the six months ended September 30, 2012 and October 2, 2011, respectively. The current year six month period adjustments were primarily driven by greater than expected performance at the Radford facility due to increased production volumes, a gain on sale of residual assets, and changes in estimates as contracts near completion in Energetics and Small-Caliber Systems programs. Prior year six month period adjustments were driven by a favorable contract resolution on a program in the Small-Caliber Systems and changes in estimates within Small-Caliber Systems, Energetics, Defense Electronic Systems, and Space Systems Operations.

17. Realignment Obligations

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

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 31, 2012	$7,148	$25	$7,173
Expense	—	—	—
Cash paid	(4,910)	—	(4,910)
Non-cash settlements	—	—	—
Balance at September 30, 2012	$2,238	$25	$2,263

ATK expects to liquidate the majority of the remaining liability during fiscal 2013.

18.  Operating Segment Information

Effective April 1, 2012, ATK realigned its business structure into three operating groups. These operating segments (“groups”) are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the company for long-term growth and improved profitability. Each group is described below:

·                  Aerospace Group, which generated 28% of ATK’s external sales in the six months ended September 30, 2012, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

·                  Defense Group, which generated 46% of ATK’s external sales in the six months ended September 30, 2012, develops and produces military small, medium, and large caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

·                  Sporting Group, which generated 26% of ATK’s external sales in the six months ended September 30, 2012, develops and produces commercial ammunition and accessories and tactical systems.

The April 1, 2012 realignment is reflected in the information contained in this report for all periods presented.

The military small-caliber ammunition contract, which is reported within the Defense Group, contributed approximately 16% and 14% of total external sales during the six months ended September 30, 2012 and October 2, 2011, respectively.

The following table summarizes ATK’s results by operating segment:

	Quarters Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Sales to external customers:
Aerospace Group	$310,298	$332,657	$604,954	$686,305
Defense Group	484,133	528,104	998,613	1,020,453
Sporting Group	275,356	248,657	548,522	477,915
Total external sales	1,069,787	1,109,418	2,152,089	2,184,673
Intercompany sales:
Aerospace Group	4,773	4,080	10,058	7,455
Defense Group	36,714	38,082	68,406	74,063
Sporting Group	9,133	6,675	14,931	10,575
Eliminations	(50,620)	(48,837)	(93,395)	(92,093)
Total intercompany sales	—	—	—	—
Total sales	$1,069,787	$1,109,418	$2,152,089	$2,189,461

Income before interest, income taxes, and noncontrolling interest:
Aerospace Group	$37,077	$37,673	$72,028	$80,219
Defense Group	64,546	92,911	155,907	154,695
Sporting Group	25,133	23,330	45,927	52,650
Corporate	(16,199)	(6,508)	(32,617)	(9,618)
Total income before interest, income taxes, and noncontrolling interest	$110,557	$147,406	$241,245	$277,946

	Period Ended
	September 30, 2012	March 31, 2012
Total assets:
Aerospace Group	$1,536,843	$1,539,899
Defense Group	1,113,936	1,193,503
Sporting Group	852,282	750,622
Corporate	648,362	1,057,722
Total assets	$4,151,423	$4,541,746

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

Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense.  The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments.  Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $5,323 and $4,399 for the quarters ended September 30, 2012 and October 2, 2011, respectively, and $9,426 and $8,943 for the six months ended September 30, 2012 and October 2, 2011, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

Forward-Looking Information is Subject to Risk and Uncertainty

Some of the statements made and information contained in this report, excluding historical information, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give ATK’s current expectations or forecasts of future events. Words such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” and similar expressions are used to identify forward-looking statements. From time to time, ATK also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements ATK makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

·                  reductions or changes in NASA or U.S. Government military spending and budgetary policies, including impacts of potential sequestration under the Budget Control Act of 2011, and sourcing strategies,

·                  intense competition,

·                  increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

·                  changes in cost and revenue estimates and/or timing of programs,

·                  the potential termination of U.S. Government contracts and the potential inability to recover termination costs,

·                  reduction or change in demand for commercial ammunition,

·                  risks associated with expansion into commercial markets,

·                  actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates,

·                  greater risk associated with international business,

·                  other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

·                  costs of servicing ATK’s debt, including cash requirements and interest rate fluctuations,

·                  information security threats or other disruptions,

·                  supply, availability, and costs of raw materials and components, including commodity price fluctuations,

·                  government laws and other rules and regulations applicable to ATK, such as procurement and import-export control,

·                  the novation of U.S. Government contracts,

·                  performance of ATK’s subcontractors,

·                  development of key technologies and retention of a qualified workforce,

·                  fires or explosions at any of ATK’s facilities,

·                  environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

·                  impacts of financial market disruptions or volatility to ATK’s customers and vendors,

·                  results of acquisitions or other transactions, and costs incurred for pursuits and proposed acquisitions or other transactions that have not yet or may not close,

·                  unanticipated changes in the tax provision or exposure to additional tax liabilities, and

·                  the costs and ultimate outcome of litigation matters and other legal proceedings.

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

Effective April 1, 2012, ATK realigned its business structure into three operating groups.  As a result of this realignment, at September 30, 2012, ATK’s three operating groups are:

·                  Aerospace Group, which generated 28% of ATK’s external sales in the six months ended September 30, 2012, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

·                  Defense Group, which generated 46% of ATK’s external sales in the six months ended September 30, 2012, develops and produces military small, medium, and large caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

·                  Sporting Group, which generated 26% of ATK’s external sales in the six months ended September 30, 2012, develops and produces commercial ammunition and accessories and tactical systems.

The April 1, 2012 realignment is reflected in the information contained in this report for all periods presented.

Financial Highlights and Notable Events

Certain notable events or activities affecting our fiscal 2013 financial results include the following:

Financial highlights for the quarter ended September 30, 2012

·                  Quarterly sales of $1.1 billion compared to $1.1 billion in the prior year quarter.

·                  Diluted earnings per share of $2.00 compared to $2.43 in the prior year quarter.

·                  Orders for the quarter ending September 30, 2012 were $1.3 billion compared to $1.4 billion in the quarter ending October 2, 2011.

·                  Total backlog was $6.4 billion at September 30, 2012 compared to $6.3 billion at March 31, 2012.

·                  Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest as a percentage of sales was 10.3% compared to 13.3% in the prior year second quarter. This decrease was driven by the loss of the Radford facility management contract as well as the absence of an $18,000 change in profit expectations from a favorable contract resolution on a program in the prior year and increased pension expense.

·                  In the second quarter, ATK settled the examination of the fiscal 2009 and 2010 tax returns with the IRS. This settlement resulted in the recognition of approximately $11,123 of tax benefit in the quarter which was the primary driver in the reduction of the tax rate to 19.4%.

·                  During the quarter ended September 30, 2012, the Company redeemed its “6.75% Notes” for $409,000 including a premium of $9,000, plus accrued interest.  The transaction resulted in the write-off of the remaining $2,773 of deferred debt issuance costs.

·                  Under the terms of the Senior Credit Facility, ATK exercised its option to increase the Term A Loan by $200,000 (the “Accordion”) during the quarter ended September 30, 2012.  Proceeds of the Accordion were used to partially finance the redemption of the 6.75% Notes.

·                  On August 7, 2012, ATK’s Board of Directors declared a quarterly cash dividend of $0.20 per share, to stockholders of record on September 5, 2012.  The dividend was paid on September 27, 2012.

Notable events for fiscal 2013

·                  During the first six months of fiscal 2013 ATK repurchased 482,044 shares for $24,997.

·                  On September 28, 2012, ATK was notified by the U.S. Army that it was selected for both the production of ammunition and continued operation and maintenance of the Lake City Army Ammunition Plant (“LCAAP”).  The production contract runs through September 2019 and the facility contract runs through September 2020.

·                  On October 30, 2012, ATK’s Board of Directors declared a quarterly cash dividend of $0.26 per share, payable on December 13, 2012, to stockholders of record on November 21, 2012.

·                  We successfully negotiated a contract amendment in the Aerospace Structures Division that includes the settlement of a long-term outstanding receivable. As a result of that negotiation we collected a $51,150 payment in the second quarter and an additional $51,150 payment is expected to be received in the second half of fiscal 2013.

·                  ATK’s Board of Directors appointed Scott Chaplin as Senior Vice President, General Counsel, and Secretary of ATK effective October 1, 2012.

Outlook

Government Funding — ATK is dependent on funding levels of the U.S. Department of Defense (“DoD”) and NASA.

In August 2011, the Budget Control Act (“the Act”) reduced the DoD top line budget by approximately $490 billion over 10 years starting in fiscal year 2012. In addition, barring Congressional action, further budget cuts (or sequestration) as outlined in the Act will be implemented starting in January 2013 which would lead to additional reductions of approximately $500 billion from the defense top line budget over the next nine years, resulting in aggregate reductions of about $1 trillion through 2021. In September 2012, the Office of Management and Budget (“OMB”) provided a report to Congress stating that it was unable to determine the amount of sequestration at the program, project, or activity level until consistent, government-wide definitions are established. The DoD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs. Given the uncertainty regarding how the Congress will reduce the U.S. deficit and a lack of specifics on how cuts will be implemented, we are unable to predict the impact, which could be material, on our programs or financial outlook, including our revenues, operating earnings and margins, cash flow, orders and backlog and recovery of long lived assets.

In September 2012, Congress passed, and the President signed, legislation making continuing appropriations from October 1, 2012 through March 27, 2013. This will enable programs to continue at the same operations rate through the remainder of fiscal year 2013.

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

During the first six months of fiscal 2013, NASA sales relating to the SLS programs were approximately $125,000 and as of September 30, 2012 ATK had approximately:

·                  $39,899 of billed and unbilled receivables directly related to the program

·                  $70,413 of net property, plant, and equipment and other assets related to the SLS and other contracts, and

·                  $518,000 of goodwill recorded related to the Space Systems Operations reporting unit

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

On January 23, 2012, ATK was notified that the U.S. Army had completed its review of ATK’s revised proposal for a contract to continue operating and maintaining the Radford Army Ammunition Plant (“RFAAP”) and that ATK had not been awarded the contract.  Loss of the Radford facility management contract will reduce the Defense Group’s and ATK’s sales and profit.  ATK will continue to operate its New River Energetics facility located at RFAAP, which supports ATK’s commercial business, international program efforts and other business not directly associated with the RFAAP contract, and therefore ATK does not expect to lose all revenues associated with this division.  Sales and operating profit associated with the RFAAP contract during fiscal 2013 were $62,780 and $42,225, respectively, which includes a gain on sale of residual assets, higher sales production volumes, and changes in profit rates. The RFAAP contract concluded June 30, 2012 and the plant has been transitioned to the successor contractor.

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

Critical Accounting Policies

ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“fiscal 2012”). The accounting policies used in preparing ATK’s interim fiscal 2013 consolidated financial statements are the same as those described in ATK’s Annual Report.

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

ATK believes its critical accounting policies are those related to:

·                  revenue recognition,

·                  employee benefit plans,

·                  income taxes,

·                  acquisitions, and

·                  accounting for goodwill.

More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Results of Operations

Acquisitions

There were no acquisitions during the first six months of fiscal 2013 or fiscal 2012.

Sales

The military small-caliber ammunition contract, which is reported within the Defense Group, contributed approximately 17% and 14% of total external sales during the six months ended September 30, 2012 and October 2, 2011, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended				Six Months Ended
	September 30, 2012	October 2, 2011	$ Change	% Change	September 30, 2012	October 2, 2011	$ Change	% Change
Aerospace Group	$310,298	$332,657	$(22,359)	(6.7)%	$604,954	$686,305	$(81,351)	(11.9)%
Defense Group	484,133	528,104	(43,971)	(8.3)%	998,613	1,020,453	(21,840)	(2.1)%
Sporting Group	275,356	248,657	26,699	10.7%	548,522	477,915	70,607	14.8%
Total external sales	$1,069,787	$1,109,418	$(39,631)	(3.6)%	$2,152,089	$2,184,673	$(32,584)	(1.5)%

The fluctuation in sales was driven by the program-related changes within the operating segments as described below.

Quarter:

Aerospace Group.  The decrease in sales was driven by:

·                  a $17,300 decrease in Space Systems Operations resulting from the completion of the Space Shuttle Program and other contracts, and

·                  a $6,700 decrease in Aerospace Structures primarily driven by completion of tool procurement/start-up activities within Commercial Aircraft Structures.

Defense Group.  The decrease in sales was driven by:

·               a decrease of $43,900 in Energetic Systems which was driven by the loss of the Radford facility management contract, and

·               a decrease of $18,000 due to the absence of a change in profit expectation from a favorable contract resolution on a program in the prior year quarter.

These decreases were partially offset by a $25,000 increase in Small Caliber Systems driven by increased volume and updated profit expectations.

Sporting Group.  The increase in sales was driven by:

·                  a $16,500 increase in Ammunition driven by higher volumes and prices in the commercial channels due to demand, and

·                  an increase of $10,200 in Accessories resulting primarily from higher volume.

Six Months:

Aerospace Group.  The decrease in sales was driven by:

·                  a $53,800 decrease in Space Systems Operations resulting from reduced production levels as well as the completion of the Space Shuttle Program and other contracts, and

·                  a $26,300 decrease in Aerospace Structures primarily driven by completion of tool procurement/start-up activities within Commercial Aircraft Structures.

Defense Group.  The decrease in sales was driven by:

·               a decrease of $26,400 in Energetic Systems which was driven by the loss of the Radford facility management contract,

·               a decrease of $11,100 in Armament Systems due to lower sales volumes, and

·               a decrease of $18,000 due to the absence of a change in profit expectation from a favorable contract resolution on a program in the prior year period.

These decreases were partially offset by a $32,700 increase in Small Caliber Systems driven by increased volume and updated profit expectations.

Sporting Group.  The increase in sales was driven by:

·                a $35,400 increase in Ammunition driven by higher volumes in the commercial channels, and

·                  an increase of $35,000 in Accessories resulting primarily from higher DoD sales volume.

Gross Profit

	Quarters Ended					Six Months Ended
	September 30, 2012	As a % of Sales	October 2, 2011	As a % of Sales	Change	September 30, 2012	As a % of Sales	October 2, 2011	As a % of Sales	Change

Gross profit	$228,267	21.3%	$261,256	23.5%	$(32,989)	$477,890	22.2%	$506,480	23.2%	$(28,590)

Quarter:

The decrease in gross profit for the quarter is primarily driven by:

·                  a decrease of $18,000 due to the absence of a change in profit expectation from a favorable contract resolution on a program in the prior year quarter,

·                  a decrease of $9,500 in Energetic Systems due to the loss of the Radford facility management contract, and

·                  a decrease of $9,000 due to increase in pension expense.

These decreases were partially offset by increased sales in the Sporting Group.

Six Months:

The decrease in gross profit for the quarter is primarily driven by:

·                  a decrease of $18,000 due to the absence of a change in profit expectation from a favorable contract resolution on a program in the prior year quarter, and

·                  a decrease of $17,800 due to an increase in pension expense.

These decreases were partially offset by increased sales in the Sporting Group.

Operating Expenses

	Quarters Ended					Six Months Ended
	September 30, 2012	As a % of Sales	October 2, 2011	As a % of Sales	Change	September 30, 2012	As a % of Sales	October 2, 2011	As a % of Sales	Change
Research and development	$15,914	1.5%	$14,886	1.3%	$1,028	$29,921	1.4%	$27,088	1.2%	$2,833
Selling	39,609	3.7%	42,006	3.8%	(2,397)	80,136	3.7%	81,432	3.7%	(1,296)
General and administrative	62,188	5.8%	56,958	5.1%	5,230	126,588	5.9%	120,014	5.5%	6,574
Total	$117,711	11.0%	$113,850	10.3%	$3,861	$236,645	11.0%	$228,534	10.5%	$8,111

Quarter:

Operating expenses increased $3,861 from the prior year period.  Research and development costs were higher in the Aerospace Group due to commercial launch vehicle development.  Selling expenses were lower due to lower sales in the Defense Group. General and administrative expenses were higher due to higher compensation costs related to bonus accruals and higher bad debt expense.

Six Months:

Operating expenses increased $8,111 from the prior year period.  Research and development costs were higher in the Aerospace

Group due to commercial vehicle development.  Selling expenses were lower due to lower sales in the Defense Group. General and administrative expenses were higher due to higher compensation costs related to bonus accruals and higher bad debt expense.

Income before Interest, Loss on Extinguishment of Debt, Income Taxes, and Noncontrolling Interest

	Quarters Ended			Six Months Ended
	September 30, 2012	October 2, 2011	Change	September 30, 2012	October 2, 2011	Change
Aerospace Group	$37,077	$37,673	$(596)	$72,028	$80,219	$(8,191)
Defense Group	64,546	92,911	(28,365)	155,907	154,695	1,212
Sporting Group	25,133	23,330	1,803	45,927	52,650	(6,723)
Corporate	(16,199)	(6,508)	(9,691)	(32,617)	(9,618)	(22,999)
Total	$110,557	$147,406	$(36,849)	$241,245	$277,946	$(36,701)

The fluctuation in income before interest, income taxes, and noncontrolling interest from the prior year periods was due to program-related changes within the operating segments as described below.

Quarter:

Aerospace Group.  The decrease relates to lower sales volume as discussed above.

Defense Group.  The decrease is driven by the loss of the Radford facility management contract and the absence of an $18,000 change in profit expectation from a favorable contract resolution on a program in the prior year, as discussed above.

Sporting Group.  The increase primarily reflects higher sales volumes and prices, as well as lower raw material costs partially offset by the increase in a reserve for potentially obsolete inventory balances within Eagle Industries.

Corporate.  Corporate income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The decrease from the prior year is driven by higher pension expense.

Six Months:

Aerospace Group.  The decrease relates to the lower sales volume across the Aerospace Group as discussed above, and the absence of a gain on the sale of a non-essential parcel of land to the State of Utah during fiscal 2012.

Defense Group.  The increase was due to changes in profit rates driven by increased production volume and a gain on the sale of residual assets in Energetic Systems offset by the absence of an $18,000 change in profit expectation from a favorable contract resolution on a program in the prior year.

Sporting Group.  The decrease primarily reflects the shift to lower margin products, costs associated with the closeout of facilities, and a reserve for potentially obsolete inventory balances within Eagle Industries.  This is partially offset by increased sales volumes and lower raw material costs.

Corporate.  Corporate income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The increase from the prior year is driven by the higher pension expense.

The majority of ATK’s sales are accounted for as long-term contracts, which are accounted for under the percentage-of-completion method. Accounting for contracts under the percentage-of-completion (“POC”) method requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on prior periods.  The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company’s consolidated financial position or annual results of operations. During the quarters ended September 30, 2012 and October 2, 2011, the Company recognized favorable operating income adjustments of $58,975 and $79,030, and unfavorable operating income adjustments of $34,450 and $35,870, respectively. The current quarter adjustments were primarily driven by changes in estimates in Small-Caliber Systems and Defense Electronic Systems offset by a reduction in Armament. Prior year quarter adjustments were driven by a favorable contract resolution on a program in Small-Caliber Systems, changes in estimates in Small-Caliber Systems and Defense Electronic Systems offset by a reduction in estimates at the Armament divison. During the six months ended September 30, 2012 and October 2, 2011, the Company recognized favorable operating income adjustments of $131,898 and $119,242, and unfavorable operating income adjustments of $63,796 and $49,064, respectively. The current year six month period adjustments were primarily driven by greater than expected performance at the Radford facility due to increased production volumes, a gain on sale of residual assets, and changes in estimates as contracts near completion in Energetics and Small-Caliber Systems programs. Prior year six month period adjustments were driven by a favorable contract resolution on a program in the Small-Caliber Systems and changes in estimates within Small-Caliber Systems, Energetics, Defense Electronic Systems, and Space Systems Operations divisions.

Net Interest Expense

Quarter:

Net interest expense for the quarter ended September 30, 2012 was $17,975, a decrease of $5,646 compared to $23,621 in the comparable quarter of fiscal 2012, primarily due to the decrease in the average amount of debt outstanding and lower interest rates.

Six Months:

Net interest expense for the six months ended September 30, 2012 was $37,726, a decrease of $12,195 compared to $49,921 in the comparable quarter of fiscal 2012, primarily due to a decrease in the average amount of debt outstanding.

Income Tax Provision

	Quarters Ended					Six Months Ended
	September 30, 2012	Effective Rate	October 2, 2011	Effective Rate	Change	September 30, 2012	Effective Rate	October 2, 2011	Effective Rate	Change

Income tax provision	$15,640	19.4%	$43,677	35.3%	$(28,037)	$55,637	29.0%	$76,223	33.4%	$(20,586)

ATK’s provision for income taxes includes federal, foreign, and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

During the second quarter, ATK settled the examination of the fiscal 2009 and 2010 tax returns with the Internal Revenue Service (“IRS”). This settlement resulted in the recognition of $11,123 of tax benefits in the second quarter of fiscal 2013.  This benefit includes the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.

Quarter:

The income tax provisions for the quarters ended September 30, 2012 and October 2, 2011 represent effective tax rates of 19.4% and 35.3%, respectively.  The decrease in the rate from the prior year quarter is primarily due to the settlement of the examination of the fiscal 2009 and 2010 tax returns and increased benefits from the domestic manufacturing deduction, partially offset by the expiration of the federal research and development tax credit.

Six Months:

The income tax provisions for the six months ended September 30, 2012 and October 2, 2011 represent effective tax rates of 29.0% and 33.4%, respectively.  The decrease in the rate from the prior year period is primarily due to the settlement of the examination of the fiscal 2009 and 2010 tax returns and increased benefits from the domestic manufacturing deduction, partially offset by the lack of the prior year discrete revaluation of the deferred tax assets caused by a change in state tax law.

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

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $405 reduction of the unrecognized tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $273 based on current estimates.

The federal R&D tax credit expired on December 31, 2011.  If the federal R&D tax credit is retroactively extended before the end of fiscal 2013, there would be a favorable impact to ATK’s fiscal 2013 effective income tax rate.

Net Income

Quarter:

Net income for the quarter ended September 30, 2012 was $65,169, a decrease of $14,939 compared to $80,108 in the second quarter of fiscal 2012. This decrease was driven by a $32,989 decrease in gross profit, an increase of $3,861 in operating expenses and higher net interest expense of $6,127.  These decreases were partially offset by a $28,037 decrease in income tax expense.

Six Months:

Net income for the six months ended September 30, 2012 was $136,109, a decrease of $15,693 compared to $151,802 in comparable period of fiscal 2012. This decrease was driven by a $28,590 decrease in gross profit and an increase of $8,111 in operating expenses.  These decreases to net income were partially offset by a $20,586 decrease in income tax expense.

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

Cash Flow Summary

Cash from operations were negative for the first sixth months of fiscal 2013.  Cash flows used for operations included the impact of a $140,000 pension contribution, higher tax payments, as well as decreased working capital, primarily due to an Aerospace Structures settlement of a long-term outstanding receivable of $51,150 and the timing of payments and collections.  Capital expenditures in the first half of fiscal 2013 were $40,182, slightly lower than normal. We expect capital expenditures to trend higher during the remainder of the fiscal year.

ATK’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended September 30, 2012 and October 2, 2011 are summarized as follows:

	September 30, 2012	October 2, 2011	Change
Cash flows (used for) provided by operating activities	$(32,788)	$5,814	$(38,602)
Cash flows used for investing activities	(40,163)	(66,569)	26,406
Cash flows used for financing activities	(258,519)	(370,748)	112,229
Net cash flows	$(331,470)	$(431,503)	$100,033

Operating Activities.

Net cash used for operating activities decreased $38,602 to $32,788 compared to $5,814 of cash generated in the prior year.  This decrease was driven by a $140,000 funding payment to the pension trust during the current year compared to $61,600 in the prior year and an increase of $10,344 in tax payments along with a reduction in net income of $14,939. These decreases were partially offset by approximately $131,459 less cash required to fund working capital, primarily driven by the Aerospace Structures settlement of a long-term outstanding receivable of $51,150.

Cash used for working capital is defined as net receivables plus long-term receivables plus net inventories, less accounts payables and contract advances.

Investing Activities.

Net cash used for investing activities decreased by $26,406, primarily due to less cash used for capital expenditures in fiscal 2013, partially offset by proceeds from the disposition of a non-essential parcel of land within Aerospace Systems during the prior year.

Financing Activities.

Net cash used for financing activities decreased $112,229 compared to the prior year, primarily due to the early extinguishment of the $409,000 aggregate principal amount of 6.75% Senior Subordinated Notes including $9,000 premium, compared to payment of $299,997 to repay the 2.75% Convertible Notes due 2011 in the prior year period.  This was offset by the exercise of an option to increase the Term A Loan by $200,000 (the “Accordion”) during the quarter ended September 30, 2012 and the reduction in common stock repurchased during the current year by $24,994 to $24,997 compared to $49,991 in the prior year period.

Liquidity

In addition to ATK’s normal operating cash requirements, the Company’s principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends, and any strategic acquisitions.  ATK’s short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK’s debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility.  ATK’s other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert the $199,453 of convertible notes under certain circumstances.

ATK paid cash dividends totaling $13,064 on its common stock during the first six months of fiscal 2013.  On October 30, 2012, ATK’s Board of Directors declared a quarterly cash dividend.  The $0.26 per share dividend will be payable on December 13, 2012, to stockholders of record on November 21, 2012.  The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, tone of business, capital requirements, credit ratings and the availability and cost of obtaining new debt.  We cannot be certain that ATK will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.

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

Long-Term Debt and Credit Facilities

As of September 30, 2012 ATK had actual total indebtedness of $1,109,453 and the $600,000 Revolving Credit Facility provided for the potential of additional borrowings up to $435,482.  There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2012, although ATK had outstanding letters of credit of $164,518 which reduced amounts available under the facility.

For the periods presented, ATK’s indebtedness consisted of the following:

	September 30, 2012	March 31, 2012
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$360,000	$370,000
Term A Loan due 2017	200,000	—
Revolving Credit Facility due 2015	—	—
6.75% Senior Subordinated Notes due 2016	—	400,000
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	1,109,453	1,319,453
Less: Unamortized discounts	14,073	17,451
Carrying amount of long-term debt	1,095,380	1,302,002
Less: current portion	50,000	30,000
Carrying amount of long-term debt, excluding current portion	$1,045,380	$1,272,002

See Note 9 “Long-Term Debt” to the consolidated financial statements in Part II, Item 8 of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, for a detailed discussion of these borrowings.

Senior Credit Facility

On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement (“the Senior Credit Facility”), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature on October 7, 2015.  Under the terms of the Senior Credit Facility, ATK exercised its option to increase the Term A Loan by $200,000 (the “Accordion”) during the quarter ended September 30, 2012.  Proceeds of the Accordion were used to partially finance the redemption of the 6.75% Notes, as discussed below.  Terms of the Accordion are the same as the existing Term A Loan with the exception that it will mature on September 5, 2017, approximately two years after the existing Term A Loan.  The existing Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015.  The Accordion is subject to annual principal payments of $10,000 in each of the first and second years and $20,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on September 5, 2017.

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

6.75% Notes due 2016

In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (“the 6.75% Notes”) that were due to mature on April 1, 2016. During the quarter ended September 30, 2012, the Company redeemed these notes.  In accordance with the indenture, the redemption price was 102.25% of the principal amount, or $409,000, including a premium of $9,000, plus accrued interest. The transaction resulted in the write-off of the remaining $2,773 of deferred debt issuance costs.

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

ATK may redeem all of these notes in cash at any time on or after August 20, 2014.  Holders of these notes may require ATK to repurchase some or all of these notes on August 15, 2014 and August 15, 2019. Note holders may also convert their notes at a conversion rate of 12.8475 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $77.84 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions.  ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.

Rank and Guarantees

The 3.00% Convertible Notes and the 6.875% Notes due 2020 rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK’s domestic subsidiaries.  The parent company has no independent assets or operations.  Subsidiaries of ATK other than the subsidiary guarantors are minor.  All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

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

	Senior Leverage Ratio	Leverage Ratio	Interest Coverage Ratio
Requirement	<2.50	<4.00	>3.00
Actual at September 30, 2012	1.02	1.98	7.94

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

Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of September 30, 2012, ATK was in compliance with the financial covenants and ATK expects to be in compliance with the covenants in all of its long-term debt agreements for the foreseeable future.

The indentures governing the 6.875% Notes due 2020 and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity.  As of September 30, 2012, ATK was in compliance with the indentures and expects to be in compliance with the indentures for the foreseeable future.

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

On January 31, 2012, ATK’s Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During the first six months of fiscal 2013, ATK repurchased 482,044 shares for $24,997.

Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. ATK’s 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of September 30, 2012, this limit was approximately $769,000. As of September 30, 2012, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 0.5% and 1.00% as of September 30, 2012 and March 31, 2012, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	September 30, 2012		March 31, 2012
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(59,751)	$35,638	$(61,227)	$35,638
Unamortized discount	2,170	(1,163)	3,731	(1,925)
Present value amounts (payable) receivable	$(57,581)	$34,475	$(57,496)	$33,713

As of September 30, 2012, the estimated discounted range of reasonably possible costs of environmental remediation was $57,581 to $81,846.

ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

There have been no material changes in ATK’s market risk during the quarter ended September 30, 2012. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2012, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following is an update of the fourth paragraph of the risk factor titled “ATK is subject to environmental laws and regulations that govern both past practices and current compliance which may expose ATK to adverse consequences” included in Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which is now revised to disclose the extension of a tolling agreement relating to ATK’s Promontory facility from September 2012 to September 2017:

In December 2001, ATK received notice from the State of Utah of a potential claim against ATK under Section 107(f) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State’s rights under CERCLA, also expressly acknowledged the State’s willingness to allow ATK to go forward with its currently-planned monitoring and remediation program. The State’s preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules’ manufacturing operations at the site. ATK has had discussions with the State regarding this claim and entered into a tolling agreement with the State in fiscal 2002 (the “Bacchus Tolling Agreement”). In fiscal 2003, ATK entered into a similar tolling agreement with the State regarding the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol (the “Promontory Tolling Agreement”). These agreements allow ATK time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. The Bacchus Tolling Agreement expires in January 2016 and the Promontory Tolling Agreement was scheduled to expire in September 2012 but ATK and the State of Utah have agreed to extend it to September 2017. Although ATK has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to ATK with respect to the affected areas, ATK cannot yet predict if or when a suit may be filed against it, nor can ATK determine any additional costs that may be incurred in connection with this matter.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 2 — July 29	7,291	$48.20	—
July 30 — August 26	407	48.48	—
August 27 — September 30	274	49.24	—
Fiscal quarter ended September 30, 2012	7,972	$48.24	—	3,413,000

(1)       All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)  On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares.  The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million, and during the quarter ended July 3, 2011, ATK repurchased 742,000 shares for $50.0 million.  On January 31, 2012, ATK’s Board of Directors authorized a new share repurchase program of up to $200 million worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During the first six months of fiscal 2013, ATK purchased 482,044 shares for $25 million dollars. The shares remaining is calculated utilizing the remaining $175 million authorized, divided by the closing price of $50.11 on September 28, 2012.

The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK’s debt instruments as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Debt,” is incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

10.1	Alliant Techsystems Inc. 2005 Stock Incentive Plan (As Amended and Restated Effective August 7, 2012) (Exhibit 10.1 to Form 8-K dated August 7, 2012).
10.2

Incremental Term Facility Supplement (Tranche A), dated September 5, 2012, by and among ATK as Borrower, the incremental term loan lenders named therein, Bank of America, N.A. as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger (Exhibit 10.2 to Form 8-K dated September 5, 2012).

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

ALLIANT TECHSYSTEMS INC.

Date: November 8, 2012	By:	/s/ Neal S. Cohen
	Name:	Neal S. Cohen
	Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)