Form 10-Q
period 2011-12-30
ALLIANT TECHSYSTEMS INC
filed 2013-02-07
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

As of February 3, 2013, 32,772,442 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
(In thousands except per share data)	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Sales	$1,056,182	$1,117,484	$3,208,271	$3,302,157
Cost of sales	836,555	871,680	2,510,754	2,549,873
Gross profit	219,627	245,804	697,517	752,284
Operating expenses:
Research and development	13,947	14,624	43,869	41,711
Selling	41,535	39,989	121,670	121,421
General and administrative	57,286	85,767	183,874	205,781
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest	106,859	105,424	348,104	383,371
Interest expense	(14,074)	(19,783)	(51,986)	(69,933)
Interest income	139	203	326	431
Loss on extinguishment of debt	—	—	(11,773)	—
Income before income taxes and noncontrolling interest	92,924	85,844	284,671	313,869
Income tax provision	29,693	36,085	85,330	112,308
Net income	63,231	49,759	199,341	201,561
Less net income attributable to noncontrolling interest	56	74	276	368
Net income attributable to Alliant Techsystems Inc.	$63,175	$49,685	$199,065	$201,193

Alliant Techsystems Inc.’s earnings per common share:
Basic	$1.95	$1.52	$6.13	$6.10
Diluted	1.93	1.51	6.10	6.06
Cash dividends paid per share	0.26	0.20	0.66	0.60

Alliant Techsystems Inc.’s weighted-average number of common shares outstanding:
Basic	32,454	32,781	32,493	32,966
Diluted	32,652	32,955	32,641	33,181

Net Income (from above)	63,231	49,759	199,341	201,561
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service (credit) costs for pension and postretirement benefit plans recorded to net income (loss), net of tax (expense) benefit of $841, $844, $2,524, and $2,533	(1,352)	(1,346)	(4,055)	(4,039)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $(12,279), $(9,569), $(36,897), and $(28,705)	19,519	15,198	58,561	45,475
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $0, $0, $(732), and $0	—	—	1,268	—
Change in fair value of derivatives, net of income taxes of $681, $(3,875), $1,534, and $20,495, respectively	(1,064)	6,061	(2,399)	(32,056)
Change in fair value of available-for-sale securities, net of income taxes of $(26), $60, $122, and $34, respectively	41	(95)	(191)	(54)
Total other comprehensive income(loss)	$17,144	$19,818	$53,184	$9,326

Comprehensive income	80,375	69,577	252,525	210,887
Less comprehensive income attributable to noncontrolling interest	56	74	276	368
Comprehensive income attributable to Alliant Techsystems Inc.	$80,319	$69,503	$252,249	$210,519

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Amounts in thousands except share data)	December 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$361,921	$568,813
Net receivables	1,254,710	1,341,998
Net inventories	303,252	258,495
Income tax receivable	22,098	—
Deferred income tax assets	108,123	101,720
Other current assets	48,192	51,512
Total current assets	2,098,296	2,322,538
Net property, plant, and equipment	581,055	604,498
Goodwill	1,251,536	1,251,536
Noncurrent deferred income tax assets	112,518	134,719
Deferred charges and other non-current assets	216,523	228,455
Total assets	$4,259,928	$4,541,746

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$50,000	$30,000
Accounts payable	210,010	333,980
Contract advances and allowances	125,348	119,824
Accrued compensation	114,958	121,901
Accrued income taxes	—	6,433
Other accrued liabilities	260,260	307,642
Total current liabilities	760,576	919,780
Long-term debt	1,047,118	1,272,002
Postretirement and postemployment benefits liabilities	104,665	111,392
Accrued pension liability	763,689	878,819
Other long-term liabilities	126,083	123,002
Total liabilities	$2,802,131	$3,304,995
Commitments and contingencies (Note 14)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—32,742,750 shares at December 30, 2012 and 33,142,408 shares at March 31, 2012	328	332
Additional paid-in-capital	545,917	537,921
Retained earnings	2,419,213	2,241,711
Accumulated other comprehensive loss	(857,414)	(910,598)
Common stock in treasury, at cost— 8,812,699 shares held at December 30, 2012 and 8,413,014 shares held at March 31, 2012	(660,479)	(642,571)
Total Alliant Techsystems Inc. stockholders’ equity	1,447,565	1,226,795
Noncontrolling interest	10,232	9,956
Total equity	1,457,797	1,236,751
Total liabilities and equity	$4,259,928	$4,541,746

See Notes to the Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED
(In thousands)	December 30, 2012	January 1, 2012
Operating activities
Net income	$199,341	$201,561
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	73,578	69,165
Amortization of intangible assets	8,400	8,357
Amortization of debt discount	5,116	10,651
Amortization of deferred financing costs	2,948	3,753
Deferred income taxes	(17,655)	(7,945)
Loss on extinguishment of debt	11,773	—
Loss (gain) on disposal of property	638	(4,679)
Share-based plans expense	10,878	8,321
Excess tax benefits from share-based plans	(2)	(23)
Changes in assets and liabilities:
Net receivables	87,288	(112,251)
Net inventories	(44,757)	(91,197)
Accounts payable	(113,411)	(55,274)
Contract advances and allowances	5,525	(1,289)
Accrued compensation	(7,076)	(40,852)
Accrued income taxes	(22,976)	37,500
Pension and other postretirement benefits	(30,975)	25,780
Other assets and liabilities	(50,233)	73,162
Cash provided by operating activities	118,400	124,740
Investing activities
Capital expenditures	(61,351)	(97,916)
Proceeds from the disposition of property, plant, and equipment	19	7,329
Cash used for investing activities	(61,332)	(90,587)
Financing activities
Payments made on bank debt	(10,000)	(15,000)
Payments made to extinguish debt	(409,000)	(300,000)
Proceeds from issuance of long-term debt	200,000	—
Payments made for debt issue costs	(1,458)	—
Purchase of treasury shares	(24,997)	(49,991)
Dividends paid	(21,563)	(19,921)
Proceeds from employee stock compensation plans	3,056	3,943
Excess tax benefits from share-based plans	2	23
Cash used for financing activities	(263,960)	(380,946)
Decrease in cash and cash equivalents	(206,892)	(346,793)
Cash and cash equivalents - beginning of period	568,813	702,274
Cash and cash equivalents - end of period	$361,921	$355,481

Supplemental Cash Flow Disclosure:
Noncash investing activity: Capital expenditures included in accounts payable	$4,418	$2,102

See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

					Accumulated
(Amounts in thousands except share	Common Stock $.01 Par Value		Additional Paid-In	Retained	Other Comprehensive	Treasury	Noncontrolling	Total
data)	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
For the nine months ended December 30, 2012:
Balance at March 31, 2012	33,142,408	$332	$537,921	$2,241,711	$(910,598)	$(642,571)	$9,956	$1,236,751
Comprehensive income:				199,065	53,184		276	252,525
Exercise of stock options	51,975	—	(838)	—	—	3,894	—	3,056
Restricted stock grants, net	(6,914)	—	(1,463)	—	—	1,463	—	—
Share-based compensation	—	—	10,878	—	—	—	—	10,878
Treasury stock purchased	(482,044)	—	—	—	—	(24,997)	—	(24,997)
Performance shares issued net of treasury stock withheld	44,964	—	(5,463)	—	—	4,003	—	(1,460)
Tax benefit related to share based plans and other	—	—	3,006	—	—	—	—	3,006
Dividends paid	—	—	—	(21,563)	—	—	—	(21,563)
Employee benefit plans and other	(7,639)	(4)	1,877	—	—	(2,272)	—	(399)
Balance at December 30, 2012	32,742,750	$328	$545,918	$2,419,213	$(857,414)	$(660,480)	$10,232	$1,457,797
For the nine months ended January 1, 2012:
Balance at March 31, 2011	33,519,072	$335	$559,279	$2,005,651	$(787,077)	$(621,430)	$9,364	$1,166,122
Comprehensive income:				201,193	9,326		368	210,887
Exercise of stock options	71,919	—	(1,592)	—	—	5,535	—	3,943
Restricted stock grants, net	72,646	—	(7,188)	—	—	7,188	—	—
Share-based compensation	—	—	8,339	—	—	—	—	8,339
Treasury stock purchased	(742,000)					(49,991)		(49,991)
Performance shares issued net of treasury stock withheld	59,638	—	(7,105)	—	—	4,773	—	(2,332)
Tax benefit related to share based plans and other	—	—	3,557	—	—	—	—	3,557
Dividends paid	—	—	—	(19,921)	—	—	—	(19,921)
Employee benefit plans and other	(4,771)	(5)	1,518	—	—	(1,819)	—	(306)
Balance at January 1, 2012	32,976,504	$330	$556,808	$2,186,923	$(777,751)	$(655,744)	$9,732	$1,320,298

See Notes to the Condensed Consolidated Financial Statements.

Alliant Techsystems Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended December 30, 2012

(Dollar amounts in thousands except share and per share data and unless otherwise indicated)

1.              Basis of Presentation and Responsibility for Interim Financial Statements

The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“fiscal 2012”).  Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of December 30, 2012, and its results of operations for the quarters and nine months ended December 30, 2012 and January 1, 2012, and cash flows for the nine months ended December 30, 2012 and January 1, 2012.

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

The following tables set forth by level within the fair value hierarchy ATK’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of December 30, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$8,530	$—
Derivatives	—	2,135	—

Liabilities
Derivatives	$—	$404	$—

	As of March 31, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$8,546	$—
Derivatives	—	12,182	—

Liabilities
Derivatives	$—	$6,518	$—

The following table presents ATK’s assets and liabilities that are not measured at fair value on a recurring basis.  The carrying values and estimated fair values were as follows:

	As of December 30, 2012		As of March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$537,118	$595,644	$932,002	$986,394
Variable rate debt	560,000	557,200	370,000	370,000

3.               Goodwill and Deferred Charges and Other Non-Current Assets

The carrying amount of goodwill by operating segment as of December 30, 2012 is as follows:

	Aerospace Group	Defense Group	Sporting Group	Total
Balance at December 30, 2012	$676,516	$366,947	$208,073	$1,251,536

The goodwill recorded above within the Aerospace Group is presented net of $108,500 of accumulated impairment losses.

Deferred charges and other non-current assets consist of the following:

	December 30, 2012	March 31, 2012
Gross debt issuance costs	$21,341	$27,613
Less accumulated amortization	(7,590)	(9,602)
Net debt issuance costs	13,751	18,011
Other intangible assets	112,601	121,001
Long term inventory	11,454	13,032
Environmental remediation receivable	29,597	28,888
Other non-current assets	49,120	47,523
Total deferred charges and other non-current assets	$216,523	$228,455

Deferred charges and other non-current assets in the table above includes $38,998 of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite. Amortizable assets within deferred charges and other non-current assets are as follows:

	December 30, 2012			March 31, 2012
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	$66,060	$(12,414)	$53,646	$66,060	$(9,062)	$56,998
Technology	17,400	(6,628)	10,772	17,400	(4,820)	12,580
Customer relationships and other	34,185	(25,000)	9,185	34,185	(21,760)	12,425
Total	$117,645	$(44,042)	$73,603	$117,645	$(35,642)	$82,003

The assets identified in the table above are being amortized over their estimated useful lives over a weighted average remaining period of approximately 10.1 years. Amortization expense for the quarter and nine months ended December 30, 2012 was $2,665 and $8,400, respectively.  Amortization expense for the quarter and nine months ended January 1, 2012 was $5,568 and $8,357, respectively.  ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2013	$2,788
Fiscal 2014	10,320
Fiscal 2015	9,304
Fiscal 2016	7,707
Fiscal 2017	5,417
Thereafter	38,068
Total	$73,604

4.              Earnings Per Share Data

Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK’s Convertible Senior Subordinated Notes (see Note 10) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS.  In computing EPS for the quarters and nine months ended December 30, 2012 and January 1, 2012, net income as reported for each respective period is divided by (in thousands):

	Quarters Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Weighted-average basic shares outstanding	32,454	32,781	32,493	32,966
Dilutive effect of stock-based awards	198	174	148	215
Weighted-average diluted shares outstanding	32,652	32,955	32,641	33,181

Stock options excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	150	29	151	5

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

ATK also entered into foreign currency forward contracts during fiscal 2013.  These contracts were used to hedge forecasted inventory purchases and subsequent payments, or customer receivables, denominated in foreign currencies and were designated and qualified as effective cash flow hedges.  Ineffectiveness with respect to forecasted inventory purchases was calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement. As of the end of the third quarter, all foreign currency forward contracts were settled.

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

As of December 30, 2012, ATK had the following outstanding commodity forward contracts in place:

Quantity Hedged (in pounds)
Copper	5,220,000
Zinc	750,000

The table below presents the fair value and location of ATK’s derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of the periods presented:

		Asset Derivatives		Liability Derivatives
		Fair value as of		Fair value as of
	Location	December 30, 2012	March 31, 2012	December 30, 2012	March 31, 2012
Commodity forward contracts	Other current assets / other accrued liabilities	$2,135	$12,182	$404	$6,518

Due to the nature of ATK’s business, the benefits and risks associated with the commodity and foreign currency contracts may be passed on to the customer and not realized by ATK.

For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Quarter ended December 30, 2012
Commodity forward contracts	Cost of Sales	$(1,884)	Cost of Sales	$—
Foreign currency forward contract	Cost of Sales	—	Cost of Sales	—
Quarter ended January 1, 2012
Commodity forward contracts	Cost of Sales	$2,908	Cost of Sales	$—
Foreign currency forward contract	Cost of Sales	—	Cost of Sales	—

Nine Months ended December 30, 2012
Commodity forward contracts	Cost of Sales	$(5,846)	Cost of Sales	$—
Foreign currency forward contract	Cost of Sales	(30)	Cost of Sales	—
Nine Months ended January 1, 2012
Commodity forward contracts	Cost of Sales	$22,138	Cost of Sales	$—
Foreign currency forward contract	Cost of Sales	—	Cost of Sales	—

The pretax amount of gain(loss) recognized in Other Comprehensive Income(Loss) is included in Note 6.  All derivatives used by ATK during fiscal 2013 and 2012 were designated as and qualify to be accounted for as hedging instruments. The recognized but unrealized net gains on the commodity forward contracts on December 30, 2012 are expected to be realized on settlement prior to the end of fiscal year 2013.

6.              Comprehensive Income

The components of accumulated OCI, net of income taxes, are as follows:

	December 30, 2012	March 31, 2012
Derivatives	$1,017	$3,416
Pension and other postretirement benefit liabilities	(859,236)	(915,010)
Available-for-sale securities	805	996
Total accumulated other comprehensive loss	$(857,414)	$(910,598)

The pre-tax activity in OCI related to the forward contracts discussed in Note 5 was as follows:

	Quarters Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Beginning of period unrealized (loss) gain in accumulated OCI	$3,482	$(13,080)	$5,664	$49,408
Net increase (decrease) in fair value of derivatives	(3,635)	12,845	(9,809)	(30,413)
Net (gains) losses reclassified from OCI, offsetting (increasing) the price paid to suppliers	1,884	(2,908)	5,876	(22,138)
End of period unrealized gain (loss) in accumulated OCI	$1,731	$(3,143)	$1,731	$(3,143)

There was no ineffectiveness recognized in earnings for these contracts during fiscal 2013 or 2012.  ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

7.              Receivables

Receivables, including amounts due under long-term contracts (contract receivables) recorded in current assets, are summarized as follows:

	December 30, 2012	March 31, 2012
Billed receivables	$408,068	$431,307
Unbilled receivables	828,746	896,292
Other receivables	17,896	14,399
Net receivables	$1,254,710	$1,341,998

Billed Receivable balances are shown net of customer progress payments of $371,182 as of December 30, 2012 and $461,743 as of March 31, 2012, and net of the allowance for doubtful accounts of $11,155 and $11,648 respectively. Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. These amounts include expected additional billable general overhead costs and fees on flexibly priced contracts awaiting final rate negotiations, and are expected to be billable and collectible within one year.

In the prior year the Company classified certain unbilled receivables as long term as they were not expected to be collected within the next fiscal year, however the predominant practice for contractors whose operating cycle exceeds one year is to classify all contract-related assets and liabilities as current so long as those assets and liabilities will be realized within the current operating cycle. Accordingly, the Company determined that it had misclassified certain contract related unbilled receivables in its previously issued Consolidated Balance Sheet as of March 31, 2012.  In the accompanying Consolidated Balance Sheet as of March 31, 2012, $312,843 of unbilled receivables previously presented as “Deferred charges and other non-current assets” have now been presented as “Net receivables”.

As of December 31, 2012 and March 31, 2012, the net receivable balance includes contract related unbilled receivables that ATK does not expect to collect within the next fiscal year of $253,520 and $312,843, respectively.

8.              Inventories

Inventories consist of the following:

	December 30, 2012	March 31, 2012
Raw materials	$109,677	$122,072
Work/Contracts in process	72,600	53,018
Finished goods	120,975	83,405
Net inventories	$303,252	$258,495

9.              Other Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	December 30, 2012	March 31, 2012
Employee benefits and insurance, including pension and other postretirement benefits	$77,851	$76,646
Warranty	23,058	24,221
Litigation	—	25,500
Interest	10,459	15,293
Environmental remediation	5,144	5,135
Rebate	16,121	6,050
Deferred lease obligation	29,181	27,782
Commodity forward contracts	404	6,518
Federal excise tax	20,926	15,338
Other	77,116	105,159
Total other accrued liabilities — current	$260,260	$307,642

Environmental remediation	$52,314	$52,361
Management nonqualified deferred compensation plan	17,023	19,704
Non-current portion of accrued income tax liability	22,743	20,396
Deferred lease obligation	14,585	14,932
Other	19,418	15,609
Total other long-term liabilities	$126,083	$123,002

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

Balance at April 1, 2012	$24,221
Warranties issued	472
Payments made	(1,218)
Changes related to preexisting warranties	(43)
Balance at July 1, 2012	$23,432
Warranties issued	542
Payments made	(189)
Changes related to preexisting warranties	—
Balance at September 30, 2012	$23,785
Warranties issued	1,754
Payments made	(1,948)
Changes related to preexisting warranties	(533)
Balance at December 30, 2012	$23,058

10.       Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	December 30, 2012	March 31, 2012
Senior Credit Facility dated October 7, 2010 (1)(2)
Term A Loan due 2015	$360,000	$370,000
Term A Loan due 2017	200,000	—
Revolving Credit Facility due 2015	—	—
6.75% Senior Subordinated Notes due 2016 (2)	—	400,000
6.875% Senior Subordinated Notes due 2020 (3)	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024 (4)	199,453	199,453
Principal amount of long-term debt	1,109,453	1,319,453
Less: Unamortized discounts	12,335	17,451
Carrying amount of long-term debt	1,097,118	1,302,002
Less: current portion	50,000	30,000
Carrying amount of long-term debt, excluding current portion	$1,047,118	$1,272,002

(1)         On October 7, 2010, ATK entered into a Second Amended and Restated Credit Agreement (“the Senior Credit Facility”), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature on October 7, 2015.  Under the terms of the Senior Credit Facility, ATK exercised its option to increase the Term A Loan by $200,000 (the “Accordion”) during the quarter ended September 30, 2012.  Proceeds of the Accordion were used to partially finance the redemption of the 6.75% Notes, as discussed below.  Terms of the Accordion are the same as the existing Term A Loan with the exception that it will mature on September 5, 2017, approximately two years after the existing Term A Loan.   The existing Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015. The

Accordion is subject to annual principal payments of $10,000 in each of the first and second years and $20,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on September 5, 2017.  Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility.  Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin.  Each margin is based on ATK’s senior secured credit ratings.  Based on ATK’s current credit rating, the current base rate margin is 1.25% and the current Eurodollar margin is 2.25%.  The weighted average interest rate for the Term A Loan was 2.46% at December 30, 2012.  ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings.  Based on ATK’s current rating, this fee is 0.35% at December 30, 2012.  As of December 30, 2012, ATK had no borrowings against its $600,000 Revolving Credit Facility and had outstanding letters of credit of $172,318, which reduced amounts available on the Revolving Credit Facility to $427,682.  ATK has had no short term borrowings under its Revolving Credit Facility since the date of issuance.  Debt issuance costs of approximately $12,800 are being amortized over the term of the Senior Credit Facility and as a result of the increase in the Term A Loan, ATK recorded $1,458 of deferred financing costs, which will be amortized over the term of the Accordion.

(2)         In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (“the 6.75% Notes”) that were due to mature on April 1, 2016. During the second quarter of fiscal 2013 the Company redeemed these notes.  In accordance with the indenture, the redemption price was 102.25% of the principal amount, or $409,000, including a premium of $9,000, plus accrued interest. The transaction resulted in the write-off of the remaining $2,773 of deferred debt issuance costs.

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

(4)         In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (“the 3.00% Convertible Notes”) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at December 30, 2012 and March 31, 2012.  ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes into shares of ATK’s common stock. These notes had an initial conversion rate of 12.5392 shares per $1 principal amount (a conversion price of $79.75). Pursuant to provisions in the indenture requiring adjustment of the conversion rate upon the payment of dividends, the conversion rate for these notes is now 12.9038, which correspondingly has changed the conversion price per share to $77.50. The stock price condition was met during fiscal 2009 and $547 of these notes were then converted. The stock price condition was not satisfied during the quarter ended December 30, 2012, therefore the remaining principal amount was classified as long-term.  These contingently issuable shares did not impact the number of ATK’s diluted shares outstanding during the quarters ended December 30, 2012 or January 1, 2012 because ATK’s average stock price did not exceed the conversion price during that period.

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

The unamortized discount is amortized through interest expense into earnings over the expected term of the convertible notes.  The following table provides additional information about ATK’s 3.00% Convertible Notes:

	December 30, 2012	March 31, 2012
Carrying amount of the equity component	$56,849	$56,849
Principal amount of the liability component	199,453	199,453
Unamortized discount of liability component	12,335	17,451
Net carrying amount of liability component	187,118	182,002
Remaining amortization period of discount	140 months	149 months
Effective interest rate on liability component	7.00%	7.00%

Based on ATK’s closing stock price of $61.06 on December 30, 2012, the if-converted value of these notes does not exceed the aggregate principal amount of the notes.

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

Scheduled Minimum Loan Payments

As of December 30, 2012, the scheduled minimum payments on outstanding long-term debt are as follows:

Remainder of fiscal 2013	$25,000
Fiscal 2014	50,000
Fiscal 2015	256,953
Fiscal 2016	280,000
Fiscal 2017	20,000
Thereafter	477,500
Total payments	$1,109,453

ATK’s total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders’ equity) was 43% as of December 30, 2012 and 58% as of March 31, 2012.

Covenants and Default Provisions

ATK’s Senior Credit Facility and the indentures governing the 6.875% Notes and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK’s ability to enter into sale-and-leaseback transactions.  ATK’s 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of December 30, 2012, this limit was approximately $794,000. As of December 30, 2012, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010.

The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio.   Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of December 30, 2012, ATK was in compliance with all covenants.

Cash Paid for Interest on Debt

Cash paid for interest totaled $48,345 in the nine months ended December 30, 2012 and $39,211 during the nine months ended January 1, 2012.

11.       Employee Benefit Plans

	Pension Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Service cost	$16,007	$16,178	$48,022	$48,533
Interest cost	36,145	37,321	108,458	111,963
Expected return on plan assets	(41,839)	(43,898)	(125,853)	(131,692)
Amortization of unrecognized net loss	31,134	23,983	93,467	71,950
Amortization of unrecognized prior service cost	(97)	(95)	(294)	(286)
Net periodic benefit cost before settlement cost	41,350	33,489	123,800	100,468
Settlement cost	—	—	2,000	—
Net periodic benefit cost	$41,350	$33,489	$125,800	$100,468

	Postretirement Benefits (“PRB”)
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Service cost	$1	$19	$3	$57
Interest cost	1,623	1,953	4,870	5,860
Expected return on plan assets	(813)	(878)	(2,440)	(2,634)
Amortization of unrecognized net loss	663	744	1,990	2,230
Amortization of unrecognized prior service cost	(2,095)	(2,096)	(6,286)	(6,286)
Net periodic benefit income	$(621)	$(258)	$(1,863)	$(773)

During the nine months ended December 30, 2012, ATK recorded a settlement expense of $2,000 to recognize the impact of lump sum benefit payments made in the non-qualified supplemental executive retirement plan.

Employer Contributions.  During the nine months ended December 30, 2012, ATK contributed $140,000 directly to the pension trust and $5,757 directly to retirees under its supplemental (nonqualified) executive retirement plan.  ATK also contributed $8,725 to its other PRB plans.  ATK anticipates making additional contributions of $1,390 directly to retirees under the nonqualified plan and $4,253 to its other PRB plans during the remainder of fiscal 2013.  As a result of the enactment of the Moving Ahead for Progress in the 21st Century Act on July 6, 2012, ATK is not required to make any additional minimum contributions to the pension trust during the remainder of fiscal 2013.

12.       Income Taxes

ATK’s provision for income taxes includes federal, foreign, and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended December 30, 2012 and January 1, 2012 represent effective tax rates of 31.9% and 42.0%, respectively.  The decrease in the rate from the prior year quarter is primarily due to the absence of the impact of the nondeductible portion of the LUU flares accrual from the prior year and increased benefits from the domestic manufacturing deduction (“DMD”).

The income tax provisions for the nine months ended December 30, 2012 and January 1, 2012 represent effective tax rates of 30.0% and 35.8%, respectively.  The decrease in the rate from the prior year period is primarily due to the settlement of the examination of the fiscal 2009 and 2010 tax returns and the absence of the impact of the nondeductible portion of the LUU flares accrual from the prior year.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013.  This law retroactively extended the federal research and development (“R&D”) tax credit from January 1, 2012 through December 31, 2013. The effect of this extension will be recorded in the fourth quarter.

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

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2006.  The IRS is currently auditing ATK’s tax returns for fiscal years 2011 and 2012.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $373 reduction of the unrecognized tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $251 based on current estimates.

13.       Stock-Based Compensation

ATK sponsors multiple stock-based incentive plans, which include the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of December 30, 2012, ATK has authorized up to 3,982,360 common shares under the 2005 Stock Incentive Plan, of which 1,802,719 common shares are yet available to be granted.  Commencing August 7, 2012, the number of shares available for awards under the 2005 Stock Incentive Plan is subject to a fungible share-counting provision, under which each share issued pursuant to an award of options or stock appreciation rights reduces the aggregate Plan award limit by one share and each share issued pursuant to a full-value award (i.e., an award other than options or stock appreciation rights) reduces the aggregate Plan limit by 2.38 shares.  Furthermore, for any full-value award granted on or after August 7, 2012, any shares underlying such full-value award that become available for future grant under the 2005 Stock Incentive Plan (e.g., as a result of cancellation or forfeiture) are added back to the Plan in an amount equal to 2.38 shares for each share subject to such award.  No new grants will be made out of the other three plans.

Total pre-tax stock-based compensation expense recognized during the quarters ended December 30, 2012 and January 1, 2012 was $4,441 and $2,737, respectively.  Total pre-tax stock-based compensation expense recognized during the nine months ended December 30, 2012 and January 1, 2012 was $10,878 and $8,339, respectively.

The total income tax benefit recognized in the income statement for share-based compensation during the quarters ended December 30, 2012 and January 1, 2012 was $1,723 and $1,142 respectively.  Total income tax benefit recognized in the income statement for share-based compensation during the nine months ended December 30, 2012 and January 1, 2012 was $4,219 and $3,228, respectively.

ATK has the following types of awards outstanding under ATK’s stock incentive plans: performance awards, total stockholder return performance awards (“TSR awards”), restricted stock, and stock options.  ATK issues treasury shares upon the payment of performance and TSR awards, grant of restricted stock, or exercise of stock options.

As of December 30, 2012, there were up to 552,439 shares reserved for performance awards for key employees.  Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.  Of these shares,

•                  up to 194,585 shares will become payable only upon achievement of certain performance goals, including sales, EPS, and return on invested capital, for the fiscal 2011 through fiscal 2013 period,

•                  up to 242,610 shares will become payable only upon achievement of certain performance goals, including sales growth relative to industry peers and return on invested capital, for the fiscal 2012 through fiscal 2014 period, and

•                  up to 115,244 shares will become payable only upon achievement of certain performance goals, including sales growth relative to industry peers and return on invested capital, for the fiscal 2013 through fiscal 2015 period.

There were no shares earned during fiscal 2012 because the financial performance goals, including sales growth relative to industry peers and EPS, for the fiscal 2010 through 2012 period were not achieved and, therefore, 23,365 shares were forfeited during fiscal 2012.

As of December 30, 2012, there were up to 80,072 shares reserved for TSR awards for key employees.  ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards.  The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award.  This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK’s stock price in future periods. The risk-free interest rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.  There were no additional TSR shares granted during the nine months ended December 30, 2012.

Of the shares reserved for TSR awards for key employees,

•                  27,446 shares will become payable only upon achievement of a relative shareholder return goal measured against an industry peer group established for the fiscal 2011 through 2013 period, and

•                  52,626 shares will become payable only upon achievement of a relative shareholder return goal measured against an industry peer group established for the fiscal 2012 through 2014 period.

No shares were earned during fiscal 2012 because the Company’s total shareholder return did not reach the threshold ranking within the industry peer group for the fiscal 2010 through 2012 period and, therefore, 33,371 TSR awards were forfeited during fiscal 2012.

Restricted stock granted to non-employee directors and certain key employees during the first nine months of fiscal 2013 totaled 19,494 shares. Restricted shares vest over periods ranging from one to five years from the date of award and are valued at the fair value of ATK’s common stock as of the grant date.

Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK’s common stock on the date of grant, and generally vest three years from the date of grant. Since fiscal 2004, options are generally issued with a seven-year term; most grants prior to that had a ten-year term.  The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant.  Expected volatility is based on the historical volatility of ATK’s stock over the past seven years.  The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  ATK granted 3,759 options during the first nine months of fiscal 2013.

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

Claim Recovery.  Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable.  At December 30, 2012, based on progress to date on certain contracts, there is approximately $26,931 included in unbilled receivables for contract claims, compared to $131,379 as of March 31, 2012.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 0.5% and 1.00% as of December 30, 2012 and March 31, 2012, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	December 30, 2012		March 31, 2012
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(59,561)	$35,507	$(61,227)	$35,638
Unamortized discount	2,103	(1,129)	3,731	(1,925)
Present value amounts (payable) receivable	$(57,458)	$34,378	$(57,496)	$33,713

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current.  Of the $57,458 discounted liability as of December 30, 2012, $5,144 was recorded within other current liabilities and $52,314 was recorded within other long-term liabilities. Of the $34,378 discounted receivable, ATK recorded $4,781 within other current assets and $29,597 within other non-current assets. As of December 30, 2012, the estimated discounted range of reasonably possible costs of environmental remediation was $57,458 to $81,930.

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

On August 5, 2008, ATK’s Board of Directors authorized the repurchase of up to 5,000,000 shares.  During fiscal 2012, ATK repurchased 742,000 shares for $49,991.  During fiscal 2009, ATK repurchased 299,956 shares for $31,609. On January 31, 2012, ATK’s Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During the first nine months of fiscal 2013, ATK repurchased 482,044 shares for $24,997.

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

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company’s consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $28,904 and $29,662 for the quarters ended December 30, 2012 and January 1, 2012, respectively. The current quarter adjustments were primarily driven by changes in estimates in Small-Caliber Systems and Space System Operations offset by a reduction in Armament.  Prior year quarter adjustments were driven by changes in estimates in Small-Caliber Systems and Defense Electronic Systems offset by a reduction in estimates at the Armament Division.  Aggregate net changes in contract estimates were $101,532 and $93,893 for the nine months ended December 30, 2012 and January 1, 2012, respectively. The current year nine month period adjustments were primarily driven by changes in estimates in Small-Caliber Systems and Energetic Systems as contracts near completion, and changes in estimates in Space System operations due to performance improvements. Prior year nine month period adjustments were driven by a favorable contract resolution on a program in the Small-Caliber Systems and changes in estimates within Small-Caliber Systems, Energetics, Defense Electronic Systems, and Space Systems Operations.

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

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 31, 2012	$7,148	$25	$7,173
Expense	—	—	—
Cash paid	(5,744)	—	(5,744)
Reversal	(1,090)	—	(1,090)
Balance at December 30, 2012	$314	$25	$339

ATK expects to liquidate the majority of the remaining liability during fiscal 2013.

18.       Operating Segment Information

Effective April 1, 2012, ATK realigned its business structure into three operating groups. These operating segments (“groups”) are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The three-group structure will maximize efficiency, reduce cost, support customer needs, leverage the Company’s investments and improve overall agility within its markets. Each group is described below:

•                  Aerospace Group, which generated 28% of ATK’s external sales in the nine months ended December 30, 2012, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Defense Group, which generated 46% of ATK’s external sales in the nine months ended December 30, 2012, develops and produces military small, medium, and large caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•                  Sporting Group, which generated 26% of ATK’s external sales in the nine months ended December 30, 2012, develops and produces commercial ammunition and accessories and tactical systems.

The April 1, 2012 realignment is reflected in the information contained in this report for all periods presented.

The military small-caliber ammunition contract, which is reported within the Defense Group, contributed approximately 16% and 15% of total external sales during the nine months ended December 30, 2012 and January 1, 2012, respectively.

The following table summarizes ATK’s results by operating segment:

	Quarters Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Sales to external customers:
Aerospace Group	$301,124	$301,843	$906,078	$988,148
Defense Group	467,477	572,580	1,466,089	1,593,032
Sporting Group	287,582	243,061	836,104	720,977
Total external sales	1,056,182	1,117,484	3,208,271	3,302,157
Intercompany sales:
Aerospace Group	3,926	4,216	13,984	11,671
Defense Group	40,679	28,749	109,084	102,811
Sporting Group	6,545	5,632	21,476	16,207
Eliminations	(51,150)	(38,597)	(144,545)	(130,689)
Total intercompany sales	—	—	—	—
Total sales	$1,056,182	$1,117,484	$3,208,271	$3,302,157

Income before interest, income taxes, and noncontrolling interest:
Aerospace Group	$37,478	$34,839	$109,506	$115,060
Defense Group	53,389	87,000	209,295	241,695
Sporting Group	30,215	22,786	76,142	75,436
Corporate	(14,223)	(39,201)	(46,839)	(48,820)
Total income before interest, income taxes, and noncontrolling interest	$106,859	$105,424	$348,104	$383,371

			Period Ended
Total assets:			December 30, 2012	March 31, 2012
Aerospace Group			$1,129,145	$1,539,899
Defense Group			1,490,823	1,193,503
Sporting Group			866,821	750,622
Corporate			773,139	1,057,722
Total assets			$4,259,928	$4,541,746

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

Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense.  The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments.  Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK’s financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK’s consolidated financial statements level. These eliminations are shown above in “Corporate” and were $4,935 and $8,738 for the quarters ended December 30, 2012 and January 1, 2012, respectively, and $14,361 and $24,370 for the nine months ended December 30, 2012 and January 1, 2012, respectively.

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

•                  other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

•                  costs of servicing ATK’s debt, including cash requirements and interest rate fluctuations,

•                  information security threats or other disruptions,

•                  supply, availability, and costs of raw materials and components, including commodity price fluctuations,

•                  government laws and other rules and regulations applicable to ATK, such as procurement, import-export control, and federal and state firearms and ammunition regulations,

•                  the novation of U.S. Government contracts,

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

This list of factors is not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact ATK’s business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and subsequent

Quarterly Reports on Form 10-Q for the fiscal year ending March 31, 2013.  Additional information regarding these factors may be contained in ATK’s subsequent filings with the Securities and Exchange Commission, including Forms 8-K.

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

Effective April 1, 2012, ATK realigned its business structure into three operating groups.  As a result of this realignment, at December 30, 2012, ATK’s three operating groups are:

•                  Aerospace Group, which generated 28% of ATK’s external sales in the nine months ended December 30, 2012, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•                  Defense Group, which generated 46% of ATK’s external sales in the nine months ended December 30, 2012, develops and produces military small, medium, and large caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•                  Sporting Group, which generated 26% of ATK’s external sales in the nine months ended December 30, 2012, develops and produces commercial ammunition and accessories and tactical systems.

The April 1, 2012 realignment is reflected in the information contained in this report for all periods presented.

Financial Highlights and Notable Events

Certain notable events or activities affecting our fiscal 2013 financial results include the following:

Financial highlights for the quarter ended December 30, 2012

•                  Quarterly sales of $1.1 billion compared to $1.1 billion in the prior year quarter.

•                  Diluted earnings per share of $1.93 compared to $1.51 in the prior year quarter.

•                  Orders for the quarter ending December 30, 2012 were $1.4 billion compared to $701 million in the quarter ending January 1, 2012.

•                  Total backlog was $6.7 billion at December 30, 2012 compared to $6.3 billion at March 31, 2012.

•                  Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest as a percentage of sales was 10.1% compared to 9.4% in the prior year third quarter. This increase was driven by the absence of a $33,305  accrual regarding a previously disclosed settlement related to LUU flares litigation recorded in the prior year partially offset by $13,565 due to the loss of the Radford facility management contract.On October 30, 2012, ATK’s Board of Directors declared a quarterly cash dividend of $0.26 per share, to stockholders of record on November 21, 2012.  The dividend was paid on December 13, 2012.

Notable events for fiscal 2013

•                  During the first nine months of fiscal 2013 ATK repurchased 482,044 shares for $24,997.

•                  On September 28, 2012, ATK was notified by the U.S. Army that it was selected for both the production of ammunition and continued operation and maintenance of the Lake City Army Ammunition Plant (“LCAAP”).  The production contract runs through September 2019 and the facility contract runs through September 2020.

•                  On February 1, 2013, ATK’s Board of Directors declared a quarterly cash dividend of $0.26 per share, payable on March 28, 2013, to stockholders of record on March 5, 2013.

•                  We successfully negotiated a contract amendment in the Aerospace Structures Division that includes the settlement of an outstanding receivable.  As a result of that negotiation, we collected a $51,150 payment in the second quarter and an additional $51,150 payment in the third quarter.

•                  During the second quarter, the Company redeemed its “6.75% Notes” for $409,000 including a premium of $9,000, plus accrued interest.  The transaction resulted in the write-off of the remaining $2,773 of deferred debt issuance costs.

•                  Under the terms of the Senior Credit Facility, ATK exercised its option to increase the Term A Loan by $200,000 (the “Accordion”) during the second quarter.  Proceeds of the Accordion were used to partially finance the redemption of the 6.75% Notes.

•                  In the second quarter, ATK settled the examination of the fiscal 2009 and 2010 tax returns with the IRS. This settlement resulted in the recognition of approximately $11,123 of tax benefit.

•                  On February 4, 2013, ATK announced it is changing the pension formula for affected employees who currently earn a benefit under ATK’s defined benefit pension plans. Effective July 1, 2013, affected employees will earn benefits under a new cash balance pension formula and will also be eligible for an enhanced company match under the 401(k) Plan. All of the changes are prospective.  For additional information, see ATK’s Current Report on Form 8-K dated January 31, 2013 and filed with the SEC on February 4, 2013.

•                  ATK’s Board of Directors appointed Jay Tibbets Senior Vice President and Interim President of the Sporting Group effective February 1, 2013, replacing Ronald P. Johnson who resigned on January 31, 2013.

•                  ATK’s Board of Directors appointed Scott Chaplin as Senior Vice President and General Counsel of ATK effective October 1, 2012.

Outlook

Government Funding — ATK is dependent on funding levels of the U.S. Department of Defense (“DoD”) and NASA.

In August 2011, the Budget Control Act (“the Act”) reduced the DoD top line budget by approximately $490 billion over 10 years starting in fiscal year 2012. In January 2013, the “American Taxpayer Relief Act of 2012” was enacted, which barring Congressional action, means further budget cuts (or sequestration) as outlined in the Act will be implemented starting in March 2013 which would lead to additional reductions of approximately $500 billion from the defense top line budget over the next nine years, resulting in aggregate reductions of about $1 trillion through 2021. In September 2012, the Office of Management and Budget (“OMB”) provided a report to Congress stating that it was unable to determine the amount of sequestration at the program, project, or activity level until consistent, government-wide definitions are established. The DoD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs.  Given the uncertainty regarding how the Congress will reduce the U.S. deficit and a lack of specifics on how cuts will be implemented, we are unable to predict the impact, which could be material, on our programs or financial outlook, including our revenues, operating earnings and margins, cash flow, orders and backlog and recovery of long-lived assets.

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

During the first nine months of fiscal 2013, NASA sales relating to the SLS programs were approximately $190,500 and as of December 30, 2012 ATK had approximately:

•                  $25,847 of billed and unbilled receivables directly related to the program

•                  $69,668 of net property, plant, and equipment and other assets related to the SLS and other contracts, and

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

On January 23, 2012, ATK was notified that the U.S. Army had completed its review of ATK’s revised proposal for a contract to continue operating and maintaining the Radford Army Ammunition Plant (“RFAAP”) and that ATK had not been awarded the contract.  Loss of the Radford facility management contract will reduce the Defense Group’s and ATK’s sales and profit.  ATK will continue to operate its New River Energetics facility located at RFAAP, which supports ATK’s commercial business, international program efforts and other business not directly associated with the RFAAP contract, and therefore ATK does not expect to lose all revenues associated with this division.  Sales and operating profit associated with the RFAAP contract during fiscal 2013 were $71,909 and $47,693, respectively, which includes a gain on sale of residual assets, higher sales production volumes, and changes in profit rates. The RFAAP contract concluded June 30, 2012 and the plant has been transitioned to the successor contractor.

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

General Outlook for Fiscal Year 2014

ATK expects that its operating results will be impacted by the following for fiscal year 2014:

•                  ATK expects pension savings from the changes to its defined benefit pension plans as described above, but the final fiscal year 2014 pension expense will be determined based on the discount rate as determined on March 31, 2013.

•                  ATK will not have $48 million in profit (recorded in the current fiscal year) from the RFAAP.

•                  ATK anticipates successfully implementing its competitive new contract at the LCAAP beginning in October 2013, which will result in margin pressure in the small-caliber systems division in the second half of fiscal year 2014.

•                  On the whole, ATK expects to be able to deliver total company fiscal year 2014 operating margins of approximately 10-percent.

•                  These expectations and estimates exclude the risks of sequestration, as described above.

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

Results of Operations

Acquisitions

There were no acquisitions during the first nine months of fiscal 2013 or fiscal 2012.

Sales

The military small-caliber ammunition contract, which is reported within the Defense Group, contributed approximately 16% and 15% of total external sales during the nine months ended December 30, 2012 and January 1, 2012, respectively.

The following is a summary of each operating segment’s external sales:

	Quarters Ended				Nine Months Ended
	December 30, 2012	January 1, 2012	$ Change	% Change	December 30, 2012	January 1, 2012	$ Change	% Change
Aerospace Group	$301,123	$301,843	$(720)	(0.2)%	$906,078	$988,148	$(82,070)	(8.3)%
Defense Group	467,477	572,580	(105,103)	(18.4)%	1,466,089	1,593,032	(126,943)	(8.0)%
Sporting Group	287,582	243,061	44,521	18.3%	836,104	720,977	115,127	16.0%
Total external sales	$1,056,182	$1,117,484	$(61,302)	(5.5)%	$3,208,271	$3,302,157	$(93,886)	(2.8)%

The fluctuation in sales was driven by the program-related changes within the operating segments as described below.

Quarter:

Aerospace Group.  The sales were flat, driven by a $9,800 decrease in Space Systems Operations resulting from the completion of the Space Shuttle Program and other contracts, offset by an increase in the Space Components division across multiple programs in the current year.

Defense Group.  The decrease in sales was driven by:

•               a decrease of $54,600 in Energetic Systems which was primarily driven by the loss of the Radford facility management contract,

•               a decrease of $42,300 in Small Caliber Systems due to completion of an international contract and lower volume, and

•               a decrease of $10,400 in Defense Electronic Systems due to startup and completions on multiple contracts.

Sporting Group.  The increase in sales was driven by a $44,400 increase in Ammunition driven by higher volumes, and a previously announced price increase in the commercial channels due to demand.

Nine Months:

Aerospace Group.  The decrease in sales was driven by:

•                  a $63,600 decrease in Space Systems Operations resulting from the completion of the Space Shuttle Program and other contracts as well as reduced production levels, and

•                  a $26,800 decrease in Aerospace Structures primarily driven by completion of tool procurement/start-up activities within Commercial Aircraft Structures.

These decreases were partially offset by an $8,400 increase in Space Components division across multiple programs in the current year.

Defense Group.  The decrease in sales was driven by:

•               a decrease of $81,100 in Energetic Systems which was primarily driven by the loss of the Radford facility management contract,

•               a decrease of $11,500 in Defense Electronic Systems due to startup and completion of multiple contracts,

•               a decrease of $9,600 in Small Caliber Systems due to the absence of an $18,000 change in profit expectation from a favorable contract resolution on a program in the prior year, and completion of an international contract, offset by higher volumes, and

•               a decrease of $8,700 in Armament due to the completion of an international contract.

Sporting Group.  The increase in sales was driven by:

•                a $76,200 increase in Ammunition driven by higher volumes, and a previously announced price increase in the commercial channels, and

•                  an increase of $38,800 in Accessories resulting primarily from higher DoD sales volume.

Gross Profit

	Quarters Ended					Nine Months Ended
	December 30, 2012	As a % of Sales	January 1, 2012	As a % of Sales	Change	December 30, 2012	As a % of Sales	January 1, 2012	As a % of Sales	Change

Gross profit	$219,627	20.8%	$245,804	22.0%	$(26,177)	$697,517	21.7%	$752,284	22.8%	$(54,767)

Quarter:

The decrease in gross profit for the quarter is primarily driven by:

•                  a decrease of $19,700 in the Energetic Systems due primarily to the loss of the Radford facility management contract and other completed contracts, and

•                  a decrease of $10,400 due to an increase in pension expense.

These decreases were partially offset by increased sales in the Sporting Group and performance improvements on contracts in the Aerospace Group.

Nine Months:

The decrease in gross profit for the quarter is primarily driven by:

•                  a decrease of $28,800 due to an increase in pension expense, and

•                  a decrease of $18,000 in Small Caliber Systems due to the absence of a change in profit expectation from a favorable contract resolution on a program in the prior year quarter.

Operating Expenses

	Quarters Ended					Nine Months Ended
	December 30, 2012	As a % of Sales	January 1, 2012	As a % of Sales	Change	December 30, 2012	As a % of Sales	January 1, 2012	As a % of Sales	Change
Research and development	$13,947	1.3%	$14,624	1.3%	$(677)	$43,869	1.4%	$41,711	1.3%	$2,158
Selling	41,535	3.9%	39,989	3.6%	1,546	121,670	3.8%	121,421	3.7%	249
General and administrative	57,286	5.4%	85,767	7.7%	(28,481)	183,874	5.9%	205,781	6.2%	(21,907)
Total	$112,768	10.7%	$140,380	12.6%	$(27,612)	$349,413	10.9%	$368,913	11.2%	$(19,500)

Quarter:

Operating expenses decreased $27,600 from the prior year period.  Research and development costs were slightly lower compared to the prior year quarter due to reductions in Aerospace Structures.  Selling expenses were higher due to higher sales in the Sporting Group. General and administrative expenses were lower due to the absence of the $33,305 LUU flares accrual recorded in the prior year quarter.

Nine Months:

Operating expenses decreased $19,500 from the prior year period.  Research and development costs were higher compared to the prior year in the Aerospace Group due to commercial vehicle development.  Selling expenses were flat compared to last year. General and administrative expenses were lower due to the $33,305 the LUU flares accrual in the prior year.

Income before Interest, Loss on Extinguishment of Debt, Income Taxes, and Noncontrolling Interest

	Quarters Ended			Nine Months Ended
	December 30, 2012	January 1, 2012	Change	December 30, 2012	January 1, 2012	Change
Aerospace Group	$37,478	$34,839	$2,639	$109,506	$115,060	$(5,554)
Defense Group	53,389	87,000	(33,611)	209,295	241,695	(32,400)
Sporting Group	30,215	22,786	7,429	76,142	75,436	706
Corporate	(14,223)	(39,201)	24,978	(46,839)	(48,820)	1,981
Total	$106,859	$105,424	$1,435	$348,104	$383,371	$(35,267)

The fluctuation in income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest from the prior year periods includes the reversal of $9,000 of long-term incentive compensation accrual in the prior year and program-related changes within the operating segments as described below.

Quarter:

Aerospace Group.  The increase relates to performance improvements in Space System Operations.

Defense Group.  The decrease is primarily driven by lower sales within the group, the loss of the Radford facility management contract, and other completed contracts, partially offset by profit expectation improvement in Small Caliber Systems.

Sporting Group.  The increase primarily reflects higher sales volumes and prices, as well as lower raw material costs.

Corporate.  Corporate income before interest, loss on extinguishment of debt. income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The increase from the prior year is due to the absence of the $33,305 LUU flares accrual in the prior year quarter partially offset by higher pension expense.

Nine Months:

Aerospace Group.  The decrease relates to the lower sales volume across the Aerospace Group as discussed above, and the absence of a gain on the sale of a non-essential parcel of land to the State of Utah during fiscal 2012.

Defense Group.  The decrease was primarily driven by lower sales within the group, changes in profit expectations in the Missile Products Division, and the absence of an $18,000 change in profit expectation from a favorable contract resolution on a program in the prior year.  This was partially offset by a gain on the sale of residual assets in Energetic Systems and profit expectation improvements in Small Caliber Systems.

Sporting Group.  The increase primarily reflects higher sales volumes and prices, as well as lower raw material costs.  This is partially offset by a reserve for potentially obsolete inventory balances within Eagle Industries.

Corporate.  Corporate income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, pension expense, and the elimination of intercompany profits.  The increase from the prior year is due to the absence of the $33,305 LUU flares accrual in the prior year partially offset by higher pension expense.

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

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company’s consolidated financial position or annual results of operations. During the quarters ended December 30, 2012 and January 1, 2012, the Company recognized favorable operating income adjustments of $55,592 and $56,970, and unfavorable operating income adjustments of $26,688 and $27,308, respectively. The current quarter adjustments were primarily driven by changes in estimates in Small-Caliber Systems and Space System Operations offset by a reduction in Armament.  Prior year quarter adjustments were driven by changes in estimates in Small-Caliber Systems and Defense Electronic Systems offset by a reduction in estimates at the Armament Division.  During the nine months ended December 30, 2012 and January 1, 2012, the Company recognized favorable operating income adjustments of $188,598 and $154,155, and unfavorable operating income adjustments of $87,066 and $60,262, respectively. The current year nine-month period adjustments were primarily driven by changes in estimates in Small-Caliber Systems and Energetic Systems as contracts near completion, and changes in estimates in Space System operations due to performance improvements. Prior year nine-month period adjustments were driven by a favorable contract resolution on a program in the Small-Caliber Systems and changes in estimates within Small-Caliber Systems, Energetics, Defense Electronic Systems, and Space Systems Operations.

Net Interest Expense

Quarter:

Net interest expense for the quarter ended December 30, 2012 was $14,074, a decrease of $5,709 compared to $19,783 in the comparable quarter of fiscal 2012, primarily due to the decrease in the average amount of debt outstanding and lower interest rates.

Nine Months:

Net interest expense for the nine months ended December 30, 2012 was $51,986, a decrease of $17,947 compared to $69,933 in the comparable nine month period of fiscal 2012, primarily due to a decrease in the average amount of debt outstanding.

Income Tax Provision

	Quarters Ended					Nine Months Ended
	December 30, 2012	Effective Rate	January 1, 2012	Effective Rate	Change	December 30, 2012	Effective Rate	January 1, 2012	Effective Rate	Change

Income tax provision	$29,693	31.9%	$36,085	42.0%	$(6,392)	$85,330	30.0%	$112,308	35.8%	$(26,978)

ATK’s provision for income taxes includes federal, foreign, and state income taxes.  Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013.  This law retroactively extended the federal R&D tax credit from January 1, 2012 through December 31, 2013.  The favorable impact of approximately $3.5 million due to this extension will be included in the tax rate for the fourth quarter of fiscal 2013.

Quarter:

The income tax provisions for the quarters ended December 30, 2012 and January 1, 2012 represent effective tax rates of 31.9% and 42.0%, respectively.  The decrease in the rate from the prior year quarter is primarily due to the absence of the impact of the nondeductible portion of the LUU flares accrual from the prior year and increased benefits from the DMD.

Nine Months:

The income tax provisions for the nine months ended December 30, 2012 and January 1, 2012 represent effective tax rates of 30.0% and 35.8%, respectively.  The decrease in the rate from the prior year period is primarily due to the settlement of the examination of the fiscal 2009 and 2010 tax returns and the absence of the impact of the nondeductible portion of the LUU flares accrual from the prior year.

During the second quarter, ATK settled the examination of the fiscal 2009 and 2010 tax returns with the Internal Revenue Service (“IRS”). This settlement resulted in the recognition of $11,123 of tax benefits in the second quarter of fiscal 2013.  This benefit includes the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions.  With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2006.  The IRS is currently auditing ATK’s tax returns for fiscal years 2011 and 2012.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $373 reduction of the unrecognized tax benefits will occur in the next 12 months.  The settlement of these unrecognized tax benefits could result in earnings up to $251 based on current estimates.

Net Income

Quarter:

Net income for the quarter ended December 30, 2012 was $63,175, an increase of $13,490 compared to $49,685 in the third quarter of fiscal 2012. This increase was driven by a decrease of $27,612 in operating expenses, lower net interest expense of $5,709, and $6,392 decrease in income tax expense. These decreases were partially offset by a $26,177 decrease in gross profit.

Nine Months:

Net income for the nine months ended December 30, 2012 was $199,065, a decrease of $2,128 compared to $201,193 in comparable period of fiscal 2012. This decrease was driven by a $54,767 decrease in gross profit, and an $11,773 loss on the extinguishment of debt.  These decreases to net income were partially offset by a decrease of $19,500 in operating expenses, lower net interest expense of $17,947, and a $26,978 decrease in income tax expense.

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

Cash Flow Summary

Cash from operations was $118,400 for the first nine months of fiscal 2013.  Cash flows provided by operations included a decrease in working capital primarily due to an Aerospace Structures collection of an outstanding receivable of $102,000 and the timing of other payments and collections, offset by the impact of a $140,000 pension contribution, and higher tax payments. Capital expenditures in the first nine months of fiscal 2013 were $61,351, slightly lower than normal. We expect capital expenditures to trend higher during the remainder of the fiscal year.

ATK’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended December 30, 2012 and January 1, 2012 are summarized as follows:

	December 30, 2012	January 1, 2012	Change
Cash flows (used for) provided by operating activities	$118,400	$124,740	$(6,340)
Cash flows used for investing activities	(61,332)	(90,587)	29,255
Cash flows used for financing activities	(263,960)	(380,946)	116,986
Net cash flows	$(206,892)	$(346,793)	$139,901

Operating Activities.

Net cash provided by operating activities decreased $6,340 to $118,400 compared to $124,740 of cash generated in the prior year.  This decrease was driven by a $140,000 funding payment to the pension trust during the current year compared to $61,600 in the prior year, an increase of $43,189 in tax payments, and $25,500 related to the payment of the LUU flare settlement. These decreases were partially offset by approximately $191,656 less cash required to fund working capital, primarily driven by Aerospace Structures collection of an outstanding receivable of $102,000.

Cash used for working capital is defined as net receivables plus net inventories, less accounts payables and contract advances.

Investing Activities.

Net cash used for investing activities decreased by $29,255, primarily due to less cash used for capital expenditures in fiscal 2013, partially offset by proceeds from the disposition of a non-essential parcel of land within Aerospace Systems during the prior year.

Financing Activities.

Net cash used for financing activities decreased $116,986 compared to the prior year, primarily due to the early extinguishment of the $409,000 aggregate principal amount of 6.75% Senior Subordinated Notes including $9,000 premium, compared to payment of $299,997 to repay the 2.75% Convertible Notes due 2011 in the prior year period.  This was offset by the exercise of an option to increase the Term A Loan by $200,000 (the “Accordion”) during the nine months ended December 30, 2012 and the reduction in common stock repurchased during the current year by $24,994 to $24,997 compared to $49,991 in the prior year period.

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

ATK paid cash dividends totaling $21,563 on its common stock during the first nine months of fiscal 2013.  On February 1, 2013, ATK’s Board of Directors declared a quarterly cash dividend.  The $0.26 per share dividend will be payable on March 28, 2013, to stockholders of record on March 5, 2013.  The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, tone of business, capital requirements, credit ratings and the availability and cost of obtaining new debt.  We cannot be certain that ATK will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.

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

Long-Term Debt and Credit Facilities

As of December 30, 2012 ATK had actual total indebtedness of $1,109,453 and the $600,000 Revolving Credit Facility provided for the potential of additional borrowings up to $427,682.  There were no outstanding borrowings under the Revolving Credit Facility as of December 30, 2012, although ATK had outstanding letters of credit of $172,318 which reduced amounts available under the facility.

For the periods presented, ATK’s indebtedness consisted of the following:

	December 30, 2012	March 31, 2012
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$360,000	$370,000
Term A Loan due 2017	200,000	—
Revolving Credit Facility due 2015	—	—
6.75% Senior Subordinated Notes due 2016	—	400,000
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	1,109,453	1,319,453
Less: Unamortized discounts	12,335	17,451
Carrying amount of long-term debt	1,097,118	1,302,002
Less: current portion	50,000	30,000
Carrying amount of long-term debt, excluding current portion	$1,047,118	$1,272,002

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

6.75% Notes due 2016

In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (“the 6.75% Notes”) that were due to mature on April 1, 2016. During the nine month period ended December 30, 2012, the Company redeemed these notes.  In accordance with the indenture, the redemption price was 102.25% of the principal amount, or $409,000, including a premium of $9,000, plus accrued interest. The transaction resulted in the write-off of the remaining $2,773 of deferred debt issuance costs.

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

ATK may redeem all of these notes in cash at any time on or after August 20, 2014.  Holders of these notes may require ATK to repurchase some or all of these notes on August 15, 2014 and August 15, 2019. Note holders may also convert their notes at a conversion rate of 12.9038 shares of ATK’s common stock per $1 principal amount of these notes (a conversion price of $77.50 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions.  ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.

Rank and Guarantees

The 3.00% Convertible Notes and the 6.875% Notes rank equal in right of payment with each other and all of ATK’s future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK’s domestic subsidiaries.  The parent company has no independent assets or operations.  Subsidiaries of ATK other than the subsidiary guarantors are minor.  All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.

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

	Senior Leverage Ratio	Leverage Ratio	Interest Coverage Ratio
Requirement	<2.50	<4.00	>3.00
Actual at December 30, 2012	1.02	1.97	8.28

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

Many of ATK’s debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.  ATK’s ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of December 30, 2012, ATK was in compliance with the financial covenants and ATK expects to be in compliance with the covenants in all of its long-term debt agreements for the foreseeable future.

The indentures governing the 6.875% Notes and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity.  As of December 30, 2012, ATK was in compliance with the indentures and expects to be in compliance with the indentures for the foreseeable future.

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

On January 31, 2012, ATK’s Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During the first nine months of fiscal 2013, ATK repurchased 482,044 shares for $24,997.

Any additional authorized repurchases would be subject to market conditions and ATK’s compliance with its debt covenants. ATK’s 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of December 30, 2012, this limit was approximately $794,000. As of December 30, 2012, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010.

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

The liability for environmental remediation represents management’s best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate, net of estimated inflation, of 0.5% and 1.00% as of December 30, 2012 and March 31, 2012, respectively. ATK’s discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.  The following is a summary of the amounts recorded for environmental remediation:

	December 30, 2012		March 31, 2012
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(59,561)	$35,507	$(61,227)	$35,638
Unamortized discount	2,103	(1,129)	3,731	(1,925)
Present value amounts (payable) receivable	$(57,458)	$34,378	$(57,496)	$33,713

As of December 30, 2012, the estimated discounted range of reasonably possible costs of environmental remediation was $57,458 to $81,930.

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

Significant increases in commodities can negatively impact operating results with respect to ATK’s firm fixed-price contract to supply the DoD’s small-caliber ammunition needs. Depending on market conditions, ATK has entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the four-year small-caliber ammunition supply contract as well as the new seven-year contract with the U.S. Army by the terms within that contract, which is expected to continue into 2019.  However, if metal prices exceed pre-determined levels, Defense Group’s operating results could be adversely impacted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section titled “Inflation and Commodity Price Risk.”

There have been no material changes in ATK’s market risk during the quarter ended December 30, 2012. For additional information, refer to Item 7A of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 30, 2012, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following is an update of the fifth paragraph of the risk factor titled “ATK is subject to intense competition and therefore may not be able to compete successfully” included in Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which is now revised to disclose the Lake City contract award:

ATK submitted its proposal for the continued operation of the Lake City Army Ammunition Plant (“LCAAP”) on January 23, 2012, in response to a competitive solicitation issued by the U.S. Army.  On September 28, 2012, ATK was notified by the U.S. Army that it was selected for both the production of ammunition and continued operation and maintenance of the LCAAP.  The production contract runs through September 2019 and the facility contract runs through September 2020.  Due to the competition for the new contract, ATK expects a lower profit rate in the Small Caliber Systems division as we implement the new contract beginning October of 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
October 1 — October 28	413	$50.76	—
October 29 — November 25	17,521	54,99	—
November 26 — December 30	550	61.89	—
Fiscal quarter ended December 30, 2012	18,484	$55.10	—	2,866,000

(1)       All of the shares purchased represent shares withheld to pay taxes upon vesting of restricted stock or payment of performance shares earned, which shares were issued under ATK’s stock-based incentive compensation plans.

(2)       On August 5, 2008, ATK’s Board authorized the repurchase of 5 million shares.  The Board has currently determined that the repurchase program will serve primarily to offset dilution from the Company’s employee and director benefit compensation programs, but it may also be used for other corporate purposes, as determined by the Board.  During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million, and during the quarter ended July 3, 2011, ATK repurchased 742,000 shares for $50.0 million.  On January 31, 2012, ATK’s Board of Directors authorized a new share repurchase program of up to $200 million worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During the first nine months of fiscal 2013, ATK purchased 482,044 shares for $25 million. The shares remaining is calculated utilizing the remaining $175 million authorized, divided by the closing price of $61.06 on December 28, 2012.

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

ALLIANT TECHSYSTEMS INC.

Date: February 7, 2013	By:	/s/ Neal S. Cohen
	Name:	Neal S. Cohen
	Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)