Form 10-K
period 2013-03-31
ALLIANT TECHSYSTEMS INC
filed 2013-05-23
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013

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
____________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 30, 2012, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $1.628 billion (based upon the closing price of the common stock on the New York Stock Exchange on September 28, 2012).
As of May 13, 2013, there were 32,183,035 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1.    BUSINESS
Alliant Techsystems Inc. ("ATK" or the "Company") is an aerospace, defense, and commercial products company that operates in 21 states, Puerto Rico, and internationally. ATK was incorporated in Delaware in 1990.
ATK has made the following acquisitions over the past five years:

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
ATK is a leading manufacturer of solid rocket motors, supporting tactical, strategic, missile defense, and space launch applications. Its large solid rocket motors support NASA's current and planned human spaceflight programs, including the Space Launch Systems heavy-lift vehicle and the International Space Station Cargo Resupply Services. The Company produces other large solid rocket motors used to launch a wide variety of strategic missiles and launch vehicles for satellite insertions or deep-space scientific exploration, including the Trident II ("D5") and Minuteman III which provide strategic deterrence capability for the United States and its allies; Ground-based missile defense interceptors, Standard Missile interceptors, and missile defense targets; and Graphite Epoxy Motors and Orion Motors for launch vehicles such as the Delta II, Delta IV, Minotaur, Taurus, and Antares. The Company also produces smaller solid rocket motors for tactical missiles such as the Hellfire and Maverick. In addition, ATK is a market leader in orbit insertion solid rocket motors that place satellites in their proper orbit once they have arrived in space.
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
We conduct our business through a number of separate legal entities that are listed in Exhibit 21 to this report. These legal entities function within our operating segments ("groups"). As of March 31, 2013, ATK's three operating segments were Aerospace Group, Defense Group, and Sporting Group.
Sales, income before interest, income taxes and noncontrolling interest, total assets, and other financial data for each segment for the three years ended March 31, 2013 are set forth in Note 16 to the consolidated financial statements, included in Item 8 of this report.
References in this report to a particular fiscal year refer to the year ended March 31 of that calendar year.
Aerospace Group
Aerospace Group, which generated 29% of ATK's external sales in fiscal 2013, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Additionally, Aerospace Group operates in the military and commercial aircraft and launch structures markets. Other products include illuminating flares and aircraft countermeasures. The following is a description of the reporting units (“divisions”) within the group:
Aerospace Structures
The division is a provider of composite aircraft components for military and commercial aircraft manufacturers, primarily leveraging advanced automated composite fabrication techniques, including Fiber-Placement Machines and ATK-proprietary Automated Stiffener Forming Machines (ASFM). It provides a wide variety of composite parts for the F-35 II Lightning, a fifth-generation fighter aircraft for the U.S. military and its allies—these parts include upper and lower wing skins, nacelles, ducts, and access covers. It provides composite radomes and apertures for a number of military aircraft, including the RQ-4 Global Hawk and also provides wing stiffeners for the A400M. The division has a commercial aerospace composites center of excellence facility in Clearfield, Utah, to support its commercial aerospace customers, including Airbus, General Electric, Rolls Royce, and Boeing. The division is under contract to produce the majority of the composite stringers and frames for the Airbus A350XWB wide body passenger jetliner, using the ASFM process. Additional major commercial programs include production of the fan containment case for General Electric's GEnx engine which will be used to power the Boeing 747-8 Cargo aircraft, and a partnership with Rolls Royce to produce the aft fan case for the Trent XWB engine, which will be used to power the Airbus A350 aircraft.
Space Systems Operations
The division is the production home for the Company's solid rocket motors for NASA's current and planned human spaceflight programs, including the Space Launch System ("SLS") heavy lift vehicle and the International Space Station Cargo Resupply Services. In addition, the division produces a launch abort system ("LAS") motor for the Orion crew capsule that was designed to safely pull the crew away from the launch vehicle in the event of an emergency during the launch. The Space Shuttle program was completed in early 2012.
The division also produces large solid rocket motors for the Trident II ("D5") Fleet Ballistic Missile and the Minuteman III Intercontinental Ballistic Missile. These two programs provide the backbone of the United States' strategic deterrence. The Minuteman III program completed its full rate production in fiscal 2010 and was reduced to a "warm-line" status in fiscal 2011. Additional solid rocket motors being produced by the division include GEM 40 and GEM 60 motors for the Delta II, Delta IV, Orion® motors for the Orbital Science Corporation's Pegasus®, Taurus®, and Minotaur launch vehicles, and CASTOR® motors for Orbital Science Corporation's recently launched Antares rocket and Taurus rocket, Missile Defense Agency targets, and Germany's MAXUS program. The division supplies Orion® motors for all three stages of the ground-based missile defense system. In addition, the division produces advanced flares and decoys that provide illumination for search and rescue missions, and countermeasures against missile attacks. The division also produces thermal management systems that provide heating and cooling for spacecraft, either on-orbit or traveling through the solar system. In fiscal 2010, the division also successfully delivered the first satellite bus ("ORS-1") for the U.S. Air Force's Operationally Responsive Space program.
Space Components
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
Defense Group
Defense Group, which generated 45% of ATK's external sales in fiscal 2013, develops and produces military small-, medium-, and large-caliber ammunition, precision munitions, gun systems, and propellant and energetic materials. It also operates the U.S. Army ammunition plant in Independence, MO and a Naval Sea Systems Command (“NAVSEA”) facility in Rocket Center, WV. Defense Group is a leader in tactical solid rocket motor development and production for a variety of air-, sea- and land-based systems. The group serves a variety of domestic and international customers in the defense, aerospace, security and energy markets in either a prime contractor, partner or supplier role.  Defense Group is also home to ATK's missile defense interceptor capabilities, airborne missile warning systems, advanced fuzes, and defense electronics.   The group produces the U.S. Navy's Advanced Anti-Radiation Guided Missile (“AARGM”) and the Multi-Stage Super Sonic Target (“MSST”), as well as developing advanced air-breathing propulsion systems and special mission aircraft for specialized applications. The following is a description of the reporting units (“divisions”) within the group:
Armament Systems
The division is home to ATK's precision fire weapons and medium- and large-caliber ammunition programs. It is under contract to produce the Precision Guidance Kit for 155mm artillery and is the developer and producer of the Mortar Guidance Kit for the U.S. Army's Advanced Precision Mortar Initiative (“APMI”). The division is a large producer of medium- and large-caliber ammunition for the United States and allied nations. An additional program of note is the Individual Semi-Automatic Airburst System (“ISAAS”) under development for the U.S. Army. The division also produces medium-caliber chain guns and is a systems integrator and designer of medium-caliber ammunition for integrated gun systems globally. These gun systems are used on a variety of ground combat vehicles, helicopters and naval vessels, including the Bradley Fighting Vehicle, Light Armored Vehicle, coastal patrol craft, and Apache helicopter. To date, the division has supplied approximately 15,000 medium-caliber gun systems to the U.S. military and allied forces worldwide. New products include a link-fed variant of the Apache gun system.
Defense Electronic Systems
The division provides customers advanced radiation homing missile systems, special-mission aircraft, missile warning systems, and mission support equipment. Key programs include the AARGM missile, the AAR-47 missile warning system used by U.S. and allied fixed and rotor-wing aircraft to defeat incoming missile threats; the MSST for the U.S. Navy and the Joint and Allied Threat Awareness System ("JATAS"), a next-generation warning system designed to enhance aircraft survivability against man-portable air-defense systems, small-caliber weapons and rocket-propelled grenades. The division also provides special-mission aircraft that integrate sensors, fire control equipment, and air-to-ground weapons capability for use in counterinsurgency, border/coastal surveillance, and security missions.
Energetic Systems
On January 23, 2012, ATK was notified that the U.S. Army had completed its review of ATK's revised proposal for a contract to continue operating and maintaining the Radford Army Ammunition Plant (“RFAAP”) in Radford, Virginia, and that ATK had not been awarded the contract. ATK continues to operate its New River Energetics facility located on RFAAP, which provides energetics to support ATK's commercial business, international program efforts and other business not directly associated with the RFAAP contract. The RFAAP contract concluded June 30, 2012 and the plant has been transitioned to the successor contractor. As of April 1, 2013 the Energetic Systems division will no longer be a division within ATK; the remaining business will be consolidated with the Missile Products division.

Missile Products

The division provides customers with tactical, high-performance, solid rocket motor propulsion for a variety of surface and air launched missile systems including Hellfire, Maverick, Advanced Medium-Range Air-to-Air Missile and Sidewinder. The division is also home to fuzing and sensors for various artillery, mortar, grenade and air-dropped weapons including the Hard Target Void Sensing Fuze. They also produce metal components for various medium-caliber ammunition and 120mm tank ammunition and produces specialty composite and ceramic structures used on military platforms and in energy applications. The division provides customers with the third-stage propulsion and the Solid Divert and Attitude Control System used to guide the kinetic warhead on the Standard Missile missile defense interceptor.  Additional capabilities include the STAR™ family of satellite orbit insertion motors, high performance rocket boosters, and advanced air-breathing propulsion for platforms designed for Mach 3+ flight.
Small-Caliber Systems
Since 2000, ATK has operated the Lake City Army Ammunition plant ("LCAAP") in Independence, MO. In fiscal 2013, the Company produced approximately 1.8 billion rounds of small-caliber ammunition in the facility. ATK is currently under contract with the U.S. Army to operate the LCAAP through September 2020. The prime contract at Lake City, which includes modernization, accounted for approximately 14% of ATK's total revenue in fiscal 2013. The division also provides non-NATO munitions and weapons systems to the U.S. Army for use by security forces in Afghanistan.
Sporting Group
Sporting Group, which generated 26% of ATK's external sales in fiscal 2013, develops and produces ammunition and accessories sold to sporting, law enforcement, U.S. Government, and international markets. The following is a description of the reporting units (“divisions”) within the group as of March 31, 2013. As of April 1, 2013, the Accessories and Ammunition divisions will consolidate into one division and will be reported as the Sporting Group.
Accessories
The division includes ATK's accessories product lines such as reloading equipment, gun care products, targets and traps, riflescopes and mounts, and binoculars. These products are marketed under a number of well-known brand names including: RCBS®, Outers®, Shooter's Ridge®, Weaver Optics®, and Alliant Powder®. This division also produces tactical systems and equipment to the armed forces and allies, special operations forces, and law enforcement, both domestic and international. These products are marketed under well-known brand names, including BLACKHAWK!® and Eagle®.
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
Sales by customer were as follows:

	Percent of Sales For Fiscal Years Ended:
	2013	2012	2011
Sales to:
U.S. Army	29%	28%	30%
U.S. Navy	13%	12%	11%
NASA	10%	10%	13%
U.S. Air Force	6%	6%	7%
Other U.S. Government customers	9%	9%	7%
Total U.S. Government customers	67%	65%	68%
Commercial and foreign customers	33%	35%	32%
Total	100%	100%	100%
Sales to U.S. Government and its prime contractors during the last three fiscal years were as follows:

Fiscal	U.S. Government sales		Percent of sales
2013	$2,932	million	67%
2012	2,922	million	65%
2011	3,281	million	68%
Our reliance on U.S. Government contracts entails inherent benefits and risks, including those particular to the aerospace and defense industry. We derived approximately 14% of our total fiscal sales from the military small-caliber ammunition contract at Lake City. No other single contract contributed more than 10% of our sales in fiscal 2013. Our top five contracts accounted for approximately 28% of fiscal 2013 sales.
The breakdown of our fiscal 2013 sales to the U.S. Government as a prime contractor and a subcontractor was as follows:

Sales as a prime contractor	66%
Sales as a subcontractor	34%
Total	100%
No single customer, other than the U.S. Government customers listed above, accounted for more than 10% of our fiscal 2013 sales.
Foreign sales for each of the last three fiscal years are summarized below:

Fiscal	Foreign sales		Percent of sales
2013	$438	million	10.0%
2012	703	million	15.2%
2011	695	million	14.4%

Sales to foreign governments must be approved by the U.S. Department of Defense ("DoD") and the U.S. State Department or the U.S. Commerce Department. Our products are sold directly to U.S. allies as well as through the U.S. Government. Approximately 29% of these sales were in Aerospace Group, 46% were in Defense Group, and 25% were in Sporting Group. Sales to no individual country outside the United States accounted for more than 4% of ATK's sales in fiscal 2013.
Our major law enforcement customers include large metropolitan police departments, the Department of Homeland Security, the Federal Bureau of Investigation, and the U.S. Secret Service. Major customers of our sporting business include retailers such as Walmart, Cabela's, and Gander Mountain, as well as large wholesale distributors. Major commercial aerospace customers include Airbus S.A.S., Rolls-Royce Group plc, and General Electric Company.
Backlog
Contracted backlog is the estimated value of contracts for which orders have been recorded, but for which revenue has not yet been recognized. The total amount of contracted backlog was approximately $7.8 billion and $6.1 billion as of March 31, 2013 and 2012, respectively. Included in contracted backlog as of March 31, 2013 was $1.4 billion of contracts not yet funded consisting primarily of the SLS program, and significant orders within ATK's Sporting Group, which are cancelable and may not be indicative of future sales, as ATK believes there may have been a number of ammunition orders placed that exceed actual customer requirements.
As of March 31, 2013, approximately 40% of contracted backlog has a delivery date or is expected to be filled after March 31, 2014. However, primarily all backlog in ATK's Sporting Group has delivery dates prior to March 31, 2014, which may not be indicative of future sales, as ATK believes there may have been a number of ammunition orders placed that exceed actual customer requirements.
Total backlog, which includes contracted backlog plus the value of unexercised options, was approximately $8.2 billion as of March 31, 2013 and $6.3 billion as of March 31, 2012.
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
Our Sporting Group business competes against manufacturers with well-established brand names and strong market positions. A key strategy in these highly competitive markets is the consistent flow of new and innovative products. We also attempt to control operating costs, particularly for raw materials, since retail consumer purchasing decisions are often driven by price. Enhanced product performance is especially important to our law enforcement customers as they rely on our products to protect and serve the public.
ATK generally faces competition from a number of competitors in each business area, although no single competitor competes along all of ATK's segments. ATK's principal competitors in each of its segments are as follows:
Aerospace Group:    Aerojet-General Corporation, a subsidiary of GenCorp Inc.; Kilgore Flares Company, LLC, a subsidiary of Chemring North American; Pratt & Whitney Rocketdyne, Inc., a subsidiary of United Technologies Corporation; Orbital Sciences Corporation; General Dynamics-Integrated Space Systems; Sierra Nevada Corporation; AASC; GKN plc; Vought Aircraft Industries, Inc., a division of Triumph Group; Applied Aerospace Structures Corporation; Ball Aerospace & Technologies Corporation, a subsidiary of Ball Corporation; Keystone & ARDE of United Technologies Corporation; and SpaceX.
Defense Group:    Aerojet‑General Corporation, a subsidiary of GenCorp Inc.; General Dynamics Corporation; Lockheed Martin Corporation; Raytheon Company; Pratt & Whitney Space and Missile Propulsion, a subsidiary of United Technologies Corporation; The Boeing Company; L-3 Communications Corporation; Northrop Grumman Corporation; BAE Systems, AAR Corp.; Nammo AS; and various international producers of ammunition and guns.

Sporting Group:    Winchester Ammunition of Olin Corporation; Remington Arms; and various smaller manufacturers and importers, including Hornady, Black Hills Ammunition, Wolf, Rio Ammunition, Fiocchi Ammunition, and Selliers & Belloitt.
Research and Development
We conduct extensive research and development ("R&D") activities. Company-funded R&D is primarily for the development of next-generation technology. Customer-funded R&D is comprised primarily of activities we conduct under contracts with the U.S. Government and its prime contractors. R&D expenditures in each of the last three fiscal years were as follows:

Fiscal	Company-funded Research and Development		Customer-funded Research and Development
2013	$64.7	million	$538.7	million
2012	66.4	million	598.1	million
2011	65.0	million	688.1	million
Raw Materials
We use a broad range of raw materials in manufacturing our products, including aluminum, steel, copper, lead, graphite fiber, epoxy resins, zinc, and adhesives. We monitor the sources from which we purchase these materials in an attempt to ensure there are adequate supplies to support our operations. We also monitor the price of materials, particularly commodity metals like copper, which have fluctuated dramatically over the past several years.
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
Intellectual Property
As of March 31, 2013, we owned 546 U.S. patents and 208 foreign patents. We also had approximately 214 U.S. patent applications and approximately 181 foreign patent applications pending.
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
Employees
As of March 31, 2013, ATK had approximately 14,000 employees. Less than 10% of these employees were covered by collective bargaining agreements ("CBA"). ATK has union-represented employees at four locations.  One of these locations has two separate bargaining units with CBAs that both expire in calendar year 2013.  The other CBA's expire in 2014, 2015, and 2016.
Executive Officers
The following table sets forth certain information with respect to ATK's executive officers as of May 1, 2013:

Name	Age	Title
Mark W. DeYoung	54	President and Chief Executive Officer
Scott D. Chaplin	46	Senior Vice President, General Counsel and Secretary
Neal S. Cohen	53	Executive Vice President and Chief Financial Officer
Michael A. Kahn	54	Senior Vice President and President Defense Group
Blake E. Larson	53	Senior Vice President and President Aerospace Group
Jay Tibbets	52	Senior Vice President and Interim President Sporting Group
Christine A. Wolf	53	Senior Vice President Human Resources
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
        Mark W. DeYoung has served in his present position since February 2010. From 2002 to February 2010, he was President ATK's Armament Systems Group, holding the title of Senior Vice President and President Armament Systems (formerly Ammunition Systems) from 2006 to February 2010, Senior Vice President, Ammunition Systems, from 2004 to 2006, and Group Vice President, Ammunition Systems, from 2002 to 2004. He has more than 25 years of experience in leading organizations in the defense, aerospace, and commerical sectors.
Scott D. Chaplin has held his position since joining ATK in October 2012.  Prior to joining ATK, he was Senior Vice President, General Counsel and Secretary of Stanley, Inc. from 2005 to 2010.  Before that, he was General Counsel of BAE Systems Information Technology and prior to that served as General Counsel of DigitalNet, Inc.  Mr. Chaplin also practiced law at Morgan, Lewis & Bockius, LLP and Reed Smith, LLP, both in Washington, D.C.
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
        Blake E. Larson has held his present position since April 2010. From 2009 to March 2010, he was Senior Vice President and President Space Systems. From 2008 to 2009, he was Executive Vice President Space Systems and General Manager Spacecraft Systems from August 2008 to January 2009. From 2006 to 2008, he was Executive Vice President of Mission Systems Group. Prior to that, Mr. Larson held a variety of key leadership positions in operations of several businesses within the Company's aerospace and defense portfolio.
        Jay Tibbets has held his present position since February 2013 and previously served as Senior Vice President for Business Development since 2010.  From 2002 to 2010, he was Vice President, Strategy and Business Development, for Armament Systems.  From 2000 to 2002, he was Director, Business Development, for Conventional Munitions.  Prior to joining ATK, he completed a successful 22-year career as an Ammunition Officer for the U.S. Marine Corps.
        Christine A. Wolf has held her present position since joining ATK in March 2011. She has more than 30 years of experience in the Human Resources field. Prior to joining ATK, she was the Senior Vice President and Chief Human Resources Officer for Fannie Mae from 2008 to March 2011. Prior to that, she was the Chief Human Resources Officer for E*Trade from 2004 to 2008.
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
The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
ITEM 1A.    RISK FACTORS
ATK is subject to a number of risks, including those related to being a U.S. Government contractor. The material risks facing ATK are discussed below.
ATK's business could be adversely impacted by reductions or changes in NASA or U.S. Government military spending.
As the majority of ATK's sales are to the U.S. Government and its prime contractors, ATK depends heavily on the contracts underlying these programs. Significant portions of ATK's sales come from a small number of contracts. ATK's top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 28% of fiscal 2013 sales. ATK's military small-caliber ammunition contract contributed approximately 14% of total fiscal 2013 sales. The loss or significant reduction of a material program in which ATK participates could have a material adverse effect on ATK's operating results, financial condition, or cash flows.
ATK's small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant ("LCAAP" or "Lake City") in Independence, Missouri. Lake City is the Army's principal small-caliber ammunition production facility and is the primary supplier of the U.S. military's small-caliber ammunition needs. ATK took over operation of this facility on April 1, 2000 and is responsible for the operation and management, including leasing excess space to third parties in the private sector. On September 28, 2012, ATK was notified by the U.S. Army that it was selected for both the production of ammunition and continued operation and maintenance of the Lake City Army Ammunition Plant (“LCAAP”). The production contract runs through September 2019 and the facility contract runs through September 2020, with an option to extend the contract to 2023. Due to the competition for the new contract, ATK expects a lower profit rate in the Small Caliber Systems division as we implement the new contract beginning October of 2013. Future levels of government spending cannot be predicted with certainty and thus ATK production under this contract cannot be predicted with certainty.

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
On November 18, 2011, President Obama signed the GFY 2012 NASA Appropriations bill, which provided $1.8 billion for the SLS. This legislation further specified the configuration of the Heavy Lift Vehicle consistent with the September 14, 2011 announcement by the NASA Administrator on the SLS configuration. In 2012, Congress approved a government fiscal year ("GFY") 2013 budget for SLS above that requested by the President. The President's budget for GFY14 includes a stable funding request for SLS for GFY14 through GFY18. Congress will determine the GFY14 funding level for NASA as well as the amount of the line item in NASA's budget for the SLS program. Consistent with GFY13, we anticipate that Congress will approve the NASA SLS budget at or above the President's budget request for GFY14. In the event the program is terminated, the Company believes that it will be reimbursed for certain amounts previously incurred by ATK, as well as amounts to be incurred by ATK, as part of that termination (e.g., severance, environmental liabilities, termination administration). There can be no assurance that ATK will be successful in collecting reimbursement of any termination liability costs.
In fiscal 2013, NASA sales relating to the SLS contracts were approximately $274 million and as of March 31, 2013 ATK had approximately:

•	$56 million of billed and unbilled receivables directly related to the program,

•	$75 million of net property, plant, and equipment and other assets related to the SLS and other contracts, and

•	$518 million of goodwill recorded related to the Space Systems Operations reporting unit.
All of these assets would be subject to impairment testing if significant changes are made to the SLS program and related contracts in future periods.
U.S. Government contracts are also dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In August 2011, Congress passed the Budget Control Act (BCA), which set ceilings for total defense and non-defense spending in U.S. GFYs 2012 and 2013. Those limits were reflected in the enacted GFY 2012 Department of Defense Appropriations Act and the President's Budget Requests for the Department of Defense for GFY 2013. The BCA also established a sequestration baseline of total federal spending for a ten-year period, assuming reductions in defense spending of $487 billion when compared to the ten year forecast submitted with the GFY 2012 President's Budget Request for the Department of Defense. Failure by Congress to fulfill the deficit reduction targets set in the BCA will result in the sequestration of funds in each of the specified fiscal years to meet the total spending reduction target established by law. That sequestration, if fully implemented over the ten-year period, could reduce funds available to the Department of Defense by up to $500 billion more than the reductions already assumed in the BCA.

On March 1, 2013, sequestration was triggered by an absence of enacted legislation meeting the conditions of the BCA or otherwise mitigating sequestration.  For the remainder of GFY 2013, the Department of Defense, NASA, and all federal agencies will be compelled to reduce obligations for each appropriated item within its budget by a fixed percentage, with certain exceptions for protected categories such as military personnel and veteran's benefits.  The Office of Management and Budget ("OMB") and the DoD Comptroller have yet to issue final implementing directives. However, the necessary spending reductions will likely result in either the reduction, modification, restructuring of most procurement and services contracts currently in effect.  Department of Defense officials had previously testified to Congress that they had not commenced planning for sequestration or developed contingency plans to mitigate its impact. This uncertainty in planning, combined with the actual reductions, adds the further risks of delays in program decisions, contract awards and payments. Any failure by Congress to appropriate additional funds to any program in which ATK participates, or any contract modification as a result of funding changes or sequestration, could materially delay or terminate the program. This could have a material adverse effect on ATK's operating results, financial condition, or cash flows.  ATK's contract to develop solid rocket boosters for NASA's SLS Heavy Lift Vehicle (HLV) may also be impacted by sequestration in fiscal 2014. NASA will have greater discretion in allocating sequestration reductions due to the cost-plus nature of many NASA contracts and the different baseline for sequestration that affords NASA greater ability to set program priorities below the top line.

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
In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition. ATK's sole-source contracts accounted for 65% of U.S. Government sales in fiscal 2013 and include the following programs: SLS, Trident II missiles, Minuteman III Propulsion Replacement Program, Hellfire, Sensor Fuzed Weapon propulsion systems, multi-purpose tank ammunition rounds, tank ammunition, the AAR-47 missile warning system, Javelin launch tubes, Standard Missile Solid Divert and Attitude Control Systems and Third Stage Rocket Motors, STAR™ Motors, Advanced Anti-Radiation Guided Missile ("AARGM"), Spider barrier system, and the Individual Semi-Automatic Airburst System ("ISAAS").
In the commercial ammunition and accessories markets, ATK competes against manufacturers that have well-established brand names and strong market positions. Competitive responses to market dynamics and commodity cost fluctuations could impact the marketplace and cause adverse impacts to ATK financial results. We are also subject to legal and regulatory requirements including compliance with antitrust laws.
The downsizing of the munitions industrial base has resulted in a reduction in the number of competitors through consolidations and departures from the industry. This has reduced the number of competitors for some contracts and programs, but has strengthened the capabilities of some of the remaining competitors. In addition, it is possible that there will be increasing competition from the remaining competitors, as a result of budget pressures as a result of Congressional appropriations and sequestration in business areas where they do not currently compete, particularly in those business areas dealing with electronics.
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

The following table summarizes how much each of these types of contracts contributed to ATK's U.S. Government business in fiscal 2013:

Cost-plus contracts:
Cost-plus-fixed-fee	10%
Cost-plus-incentive-fee/cost-plus-award-fee	12%
Fixed-price contracts:
Firm-fixed-price	78%
Total	100%
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
In recent years, ATK has seen a significant increase in demand for commercial ammunition. Although ATK services a broad base of customers, there is no assurance the recent growth rate can be sustained, which could have an impact on the Company's operating results. Approximately half of the orders in fiscal 2013 were in the Sporting Group, which are cancelable and may not be indicative of future sales, as ATK believes there may have been a number of ammunition orders placed that exceed actual customer requirements.
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
Over the next several years, ATK intends to focus on the expansion of our business into international markets. In fiscal 2013, approximately 10% of ATK's sales were to foreign customers, compared to 15% in the prior year. ATK's international business may pose greater risks than its business in the United States because in some countries there is increased potential for changes in economic, legal and political environments. ATK's international business is also sensitive to changes in a foreign government's national priorities and budgets. International transactions frequently involve increased financial and legal risks arising from foreign exchange rate variability and differing legal systems and customs in other countries. In addition, some international customers require contractors to agree to offset programs that may require in-country purchases or manufacturing or financial support arrangements as a condition to awarding contracts. The contracts may include penalties in the event the Company fails to perform in accordance with the offset requirements. An unfavorable event or trend in any one or more of these factors could adversely affect ATK's operating results, financial condition, or cash flows. Foreign sales subject ATK to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act and certain other anti-corruption laws, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to ATK.
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
As of March 31, 2013, ATK had total debt of $1.1 billion. In addition, ATK had $160.2 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $439.8 million of availability under its revolving credit facility. Additional information on ATK's debt can be found under "Liquidity and Capital Resources" in Item 7 of this report.
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
ATK's business could be negatively impacted by security threats, including cyber security and other industrial and physical security threats, and other disruptions.
As a U.S. defense contractor, ATK faces cyber threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises.
ATK routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to ATK's sensitive information, as do our customers, suppliers, subcontractors and joint venture partners. ATK may experience similar security threats at customer sites that we operate and manage as a contractual requirement.
Prior cyber attacks directed at ATK have not had a material impact on our financial results, and ATK believes the threat detection and mitigation processes and procedures are adequate. The threats ATK faces vary from attacks common to most industries to more advanced and persistent, highly-organized adversaries who target us because we protect national security information. If ATK is unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.
Although ATK works cooperatively with our customers, suppliers, subcontractors, joint venture partners, and acquisitions to seek to minimize the impact of cyber threats, other security threats or business disruptions, ATK must rely on the safeguards put in place by these entities, which may affect the security of our information. These entities have varying levels of cyber security expertise and safeguards and their relationships with government contractors, such as ATK, may increase the likelihood that they are targeted by the same cyber threats ATK faces.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services ATK provide to our customers, loss of competitive advantages derived from our research and development efforts or other intellectual property, early obsolescence of our products and services, our future financial results, our reputation or our stock price.
Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact ATK.
Key raw materials used in ATK's operations include aluminum, steel, steel alloys, copper, zinc, lead, graphite fiber, prepreg, hydroxy terminated polybutadiene, epoxy resins and adhesives, ethylene propylene diene monomer rubbers, diethylether, x-ray film, plasticizers and nitrate esters, impregnated ablative materials, various natural and synthetic rubber compounds, polybutadiene, acrylonitrile, and ammonium perchlorate. ATK also purchases chemicals; electronic, electro-mechanical and mechanical components; subassemblies; and subsystems that are integrated with the manufactured parts for final assembly into finished products and systems.
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
ATK relies on subcontracts with other companies to perform a portion of the services ATK provides its customers on many of its contracts. There is a risk that ATK may have disputes with its subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, ATK's failure to extend existing task orders or issue new task orders under a subcontract, or ATK's hiring of personnel of a subcontractor. A failure by one or more of ATK's subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact ATK's ability to perform its obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer limiting payments or terminating a contract for default. A default termination could expose ATK to liability and have a material adverse effect on the ability to compete for future contracts and orders.
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
In December 2001, ATK received notice from the State of Utah of a potential claim against ATK under Section 107(f) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State's rights under CERCLA, also expressly acknowledged the State's willingness to allow ATK to go forward with its currently-planned monitoring and remediation program. The State's preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules' manufacturing operations at the site. ATK has had discussions with the State regarding this claim and entered into a tolling agreement with the State in fiscal 2002 (the “Bacchus Tolling Agreement”). In fiscal 2003, ATK entered into a similar tolling agreement with the State regarding the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol (the “Promontory Tolling Agreement”). These agreements allow ATK time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. The Bacchus Tolling Agreement expires in January 2016 and the Promontory Tolling Agreement was scheduled to expire in September 2012, but ATK and the State of Utah have agreed to extend it to September 2017.. Although ATK has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to ATK with respect to the affected areas, ATK cannot yet predict if or when a suit may be filed against it, nor can ATK determine any additional costs that may be incurred in connection with this matter.
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
As of March 31, 2013, ATK had a total of $199 million of convertible senior subordinated notes outstanding, subject to the terms of the indenture. The indenture requires ATK to satisfy up to the principal amount of these notes solely in cash. In addition, the indenture requires ATK to pay any additional amounts above the principal amount of the notes in cash, common stock, or a combination of cash and common stock at ATK's discretion. As the price of ATK's common stock increases above the conversion price of the notes, ATK includes the dilutive impact of the number of shares that would be issued if converted, which decreases earnings per share.
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
ATK's business strategy includes the potential for future acquisitions or other transactions. Acquisitions involve a number of risks including integration of the acquired company with ATK's operations and unanticipated liabilities or contingencies related to the acquired company. ATK cannot ensure that the expected benefits of any future acquisitions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact ATK's operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Furthermore, ATK may engage in other strategic business transactions. Such transactions could cause unanticipated costs and difficulties, may not achieve intended results, and may require significant time and attention from management which could have an adverse impact on our business, operating results, financial condition, or cash flows.
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
ATK is subject to lawsuits, investigations, and disputes (some of which involve substantial amounts claimed) which arise out of the conduct of ATK's business. Resolution of these matters can be prolonged and costly, and ATK's business may be adversely affected by the ultimate outcome of these matters that cannot be predicted with certainty. Moreover, ATK's potential liabilities are subject to change over time due to new developments, changes in settlement strategy, or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows, and financial condition. Additional information can be found in Item 3 of this report.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments as of the date of this report.
ITEM 2.    PROPERTIES
Facilities.    As of March 31, 2013, ATK occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 21 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government.
As of March 31, 2013, ATK's operating segments had significant operations at the following locations:

Aerospace Group	Commerce, CA; Goleta, CA; San Diego, CA; Beltsville, MD; Iuka, MS; Dayton, OH; Brigham City/ Promontory, UT; Clearfield, UT; Magna, UT
Defense Group	Mesa, AZ; Woodland Hills, CA; Clearwater, FL; Elkton, MD; Elk River, MN; Plymouth, MN; Independence, MO; Ronkonkoma, NY; Fort Worth, TX; Radford, VA; Rocket Center, WV
Sporting Group	Oroville, CA; Boise, ID; Lewiston, ID; Anoka, MN; Fenton, MO; Manhattan, MT; Lares, Puerto Rico; Mayaguez, Puerto Rico; Norfolk, VA
Corporate	Minneapolis, MN; Arlington, VA
The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment as of March 31, 2013:

	Owned	Leased	Government Owned(1)	Total
Aerospace Group	5,321	3,606	479	9,406
Defense Group	690	842	7,642	9,174
Sporting Group	1,615	811	—	2,426
Corporate	—	155	—	155
Total	7,626	5,414	8,121	21,161
Percentage of total	36%	26%	38%	100%
____________________________________

(1)	These facilities are occupied under facilities contracts that generally require ATK to pay for all utilities, services, and maintenance costs.
Land.    ATK also uses land that it owns or leases for assembly, test, and evaluation, in Brigham City, Corrine, and Magna, UT, which is used by Aerospace Group; and in Elk River, MN, and Socorro, NM, which are used by Defense Group.
ATK personnel occupy space at the following facilities that are not owned or operated by ATK: Marshall Space Flight Center, Huntsville, AL; Kennedy Space Center, Cape Canaveral, FL; Vandenberg Air Force Base, Vandenberg, CA; and Picatinny Arsenal, Picatinny, NJ. The square footage of these facilities is included in the table above.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ATK's common stock is listed and traded on the New York Stock Exchange under the symbol "ATK". The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Fiscal 2013:
Quarter ended March 31, 2013	$72.57	$60.34
Quarter ended December 30, 2012	63.63	50.72
Quarter ended September 30, 2012	53.86	43.08
Quarter ended July 1, 2012	54.31	45.21
Fiscal 2012:
Quarter ended March 31, 2012	$62.95	$49.78
Quarter ended January 1, 2012	64.76	52.07
Quarter ended October 2, 2011	72.53	51.26
Quarter ended July 3, 2011	76.24	66.17
The number of holders of record of ATK's common stock as of May 13, 2013 was 5,154.
During fiscal 2013, ATK paid quarterly dividends of $0.20 per share for the first and second quarter and $0.26 per share for the third and fourth quarter, totaling $30.0 million. On May 1, 2013, ATK's Board of Directors declared a quarterly cash dividend of $0.26 per share payable on June 27, 2013, to stockholders of record on June 3, 2013. We cannot be certain that ATK will continue to declare dividends in the future, and as such, the amount and timing of any future dividends are not determinable. ATK's dividend policy is reviewed by the Board of Directors in light of relevant factors, including our earnings, liquidity position, financial condition, capital requirements, and credit ratings, as well as the extent to which the payment of cash dividends may be restricted by covenants contained in ATK's 6.875% Senior Subordinated Notes and its Senior Credit Facility (as described under "Liquidity and Capital Resources" in Item 7 of this report). As of March 31, 2013, ATK's 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2013, this limit was approximately $788 million. As of March 31, 2013, the Senior Credit

Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250 million plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.
Equity Compensation Plan Information
The following table gives information about ATK's common stock that may be issued upon the exercise of options, warrants and rights under each of ATK's existing equity compensation plans as of March 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan(1)
Stock Options	9,817	$54.75	—
Deferred Compensation(2)	48,753	—	—
Non-Employee Director Restricted Stock Plan(1)			—
Deferred Compensation(2)	9,474	—	—
2005 Stock Incentive Plan(3)			1,284,231
Stock Options	240,831	62.32	—
Performance Awards(4)	708,201	—	—
Deferred Compensation(2)	31,324	—	—
Equity compensation plans not approved by security holders:
2000 Stock Incentive Plan(1)
Stock Options	11,600	55.07	—
Total	1,060,000	$61.72	1,284,231
__________________________________________________________

(1)	No additional awards may be granted under this plan.

(2)	Shares reserved for payment of deferred stock units in accordance with the terms of the plan.

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

The 2000 Stock Incentive Plan (the “2000 Plan”) is administered by the Personnel and Compensation Committee of ATK's Board of Directors. ATK stopped granting options and all other awards under the 2000 Plan in January 2004 and is only continuing the plan for the exercise, payment or forfeiture of the remaining outstanding awards under the plan, which consist solely of options that were granted in 2003 and expire in 2013. Under the 2000 Plan, all employees (other than officers and directors), consultants, and independent contractors providing services to ATK or its affiliates were eligible to receive awards. The Committee designated the participants who received awards, determined the types and amounts of awards granted, and determined the terms and conditions of awards granted, subject to the provisions of the 2000 Plan. Awards granted under the 2000 Plan consisted of stock options, restricted stock, and performance awards. Options granted under the 2000 Plan have an exercise price equal to the fair market value of ATK's common stock on the date of grant. The remaining outstanding options granted under the 2000 Plan vested in three equal annual installments and have a term of 10 years. If an option holder's employment terminates, the option remains exercisable for a fixed period of time, as determined by the Committee, up to the remainder of the option's term. Payment of the exercise price of an option may be made in cash or in shares of ATK common stock previously acquired by the option holder.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)*
January 1 - January 27	—	$—	—
January 28 - February 24	1,057	65.60	212,060
February 25 - March 31	32,469	62.86	309,834
Fiscal Quarter Ended March 31, 2013	33,526	$63.91	521,894	1,939,652
____________________________________________________________
* The maximum number of shares that may yet be purchased under the program was calculated using the ATK closing stock price of $72.43 on March 31, 2013.

(1)	The 33,526 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock and performance shares that were granted under ATK's incentive compensation plans.

(2)
On August 5, 2008, ATK's Board authorized the repurchase of up to 5 million shares. The Board had determined that the repurchase program would serve primarily to offset dilution from the Company's employee and director benefit compensation programs, but it could also be used for other corporate purposes, as determined by the Board. During fiscal 2009, ATK repurchased 299,956 shares for $31.6 million. No shares were purchased pursuant to this authorization during fiscal 2011 and 742,000 shares were repurchased for $50.0 million in fiscal 2012. On January 31, 2012, ATK's Board of Directors authorized a new share repurchase program of up to $200 million worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. In fiscal 2013, ATK repurchased 1,003,938 shares under this program for $59.5 million.

The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK's debt instruments as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Debt," is incorporated herein by reference.
STOCKHOLDER RETURN PERFORMANCE GRAPH
The following graph compares, for the five fiscal years ended March 31, 2013, the cumulative total return for ATK common stock with the comparable cumulative total return of two indexes:

•	Standard & Poor's Composite 500 Index, a broad equity market index; and

•	Dow Jones U.S. Aerospace and Defense Index, a published industry index.
The graph assumes that on April 1, 2008, $100 was invested in ATK common stock (at the closing price on the previous trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested. The graph indicates the dollar value of each hypothetical $100 investment as of March 31 in each of the years 2009, 2010, 2011, 2012, and 2013.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31
(Amounts in thousands except per share data)	2013	2012	2011	2010	2009
Results of Operations
Sales	$4,362,145	$4,613,399	$4,842,264	$4,807,666	$4,583,224
Cost of sales	3,421,276	3,618,503	3,840,698	3,776,355	3,607,312
Gross profit	940,869	994,896	1,001,566	1,031,311	975,912
Operating expenses:
Research and development	64,678	66,403	64,960	75,896	81,529
Selling	162,359	169,984	164,063	168,986	161,805
General and administrative	244,189	262,923	246,817	236,084	239,621
Trade name and goodwill impairment(1)	—	—	—	38,008	108,500
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest	469,643	495,586	525,726	512,337	384,457
Interest expense, net	(65,386)	(88,620)	(87,052)	(76,920)	(86,408)
Loss on extinguishment of debt	(11,773)	—	—	—	—
Income before income taxes and noncontrolling interest	392,484	406,966	438,674	435,417	298,049
Income tax provision	120,243	143,762	124,963	156,473	157,096
Net Income before noncontrolling interest	272,241	263,204	313,711	278,944	140,953
Less net income attributable to noncontrolling interest	436	592	536	230	187
Net income attributable to Alliant Techsystems Inc.	$271,805	$262,612	$313,175	$278,714	$140,766
Alliant Techsystems Inc.'s earnings per common share:
Basic	$8.38	$7.99	$9.41	$8.48	$4.30
Diluted	$8.34	$7.93	$9.32	$8.33	$4.14
Financial Position
Net current assets	$1,311,877	$1,402,758	$995,747	$931,163	$573,434
Net property, plant, and equipment	602,320	604,498	587,749	561,931	540,041
Total assets	4,383,010	4,541,746	4,443,845	3,869,624	3,577,345
Long-term debt (including current portion)	1,073,877	1,302,002	1,609,709	1,393,554	1,387,603
Total Alliant Techsystems Inc. stockholders' equity	1,502,169	1,226,795	1,156,758	798,594	665,971
Other Data
Depreciation and amortization of intangible assets	$106,062	$108,885	$111,186	$99,830	$85,753
Capital expenditures(2)	96,889	122,292	130,201	143,472	111,481
Cash dividends per common share	0.92	0.80	—	—	—
Gross margin (gross profit as a percentage of sales)	21.6%	21.6%	20.7%	21.5%	21.3%
_________________________________________________

(1)
In fiscal 2010, ATK recorded a non-cash asset impairment charge of $38.0 million related to the decision to discontinue use of the Thiokol and MRC trade names. ATK recorded a goodwill impairment charge of $108.5 million in fiscal 2009.

(2)	Capital expenditures are shown net of capital expenditures included in accounts payable and financed through operating leases.

See Note 4 to the consolidated financial statements for a description of acquisitions made since the beginning of fiscal 2011.

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

•	reductions or changes in NASA or U.S. Government military spending and budgetary policies, including impacts of sequestration under the Budget Control Act of 2011, and sourcing strategies,

•	intense competition,

•	increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

•	changes in cost and revenue estimates and/or timing of programs,

•	the potential termination of U.S. Government contracts and the potential inability to recover termination costs,

•	reduction or change in demand for commercial ammunition, including the risk that placed orders exceed actual customer requirements,

•	risks associated with expansion into commercial markets,

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates,

•	greater risk associated with international business,

•	other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

•	costs of servicing ATK's debt, including cash requirements and interest rate fluctuations,

•	security threats, including cybersecurity and other industrial and physical security threats, and other disruptions,

•	supply, availability, and costs of raw materials and components, including commodity price fluctuations,

•	government laws and other rules and regulations applicable to ATK, such as procurement and import-export control, and federal and state firearms and ammunition regulations,

•	the novation of U.S. Government contracts,

•	performance of ATK's subcontractors,

•	development of key technologies and retention of a qualified workforce,

•	fires or explosions at any of ATK's facilities,

•	environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

•	impacts of financial market disruptions or volatility to ATK's customers and vendors,

•	results of acquisitions or other transactions, and costs incurred for pursuits and proposed acquisitions that have not yet or may not close,

•	unanticipated changes in the tax provision or exposure to additional tax liabilities, and

•	the costs and ultimate outcome of litigation matters and other legal proceedings.
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
As of March 31, 2013, ATK operated in three business segments. These operating segments are defined based on the reporting and review process used by ATK's chief executive officer and other management. As of March 31, 2013, ATK's three operating groups were:

•
Aerospace Group, which generated 29% of ATK's external sales in fiscal 2013, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services. Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets. Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 45% of ATK's external sales in fiscal 2013, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•	Sporting Group, which generated 26% of ATK's external sales in fiscal 2013, develops and produces commercial ammunition and accessories and tactical systems.
Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2013 financial results included the following:
Financial highlights for fiscal 2013

•	Annual sales of $4.4 billion.

•	Diluted earnings per share of $8.34.

•
Total orders of $6.3 billion. Orders include strong orders in ATK's Sporting Group, which are cancelable and may not be indicative of future sales, as ATK believes there may have been a number of ammunition orders placed that exceed actual customer requirements.

•
Total backlog of $8.2 billion at March 31, 2013 compared to $6.3 billion at March 31, 2012. Backlog includes orders within the Sporting group which are cancelable, and ATK believes there may have been a number of ammunition orders placed that exceed actual customer requirements.

•
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest as a percentage of sales was 10.8% and 10.7% for the years ended March 31, 2013 and 2012, respectively. The current year rate reflects the loss of the Radford facility management contract . The prior year rate reflects an approximately $36,000 accrual regarding a previously disclosed lawsuit related to the manufacture of LUU flares, and a favorable contract settlement of $18,000 within Defense group.

•
The decrease in the current period tax rate to 30.6% from 35.3% in fiscal 2012 is primarily due to the settlement of the examination of the fiscal 2009 and 2010 tax returns and the absence of the estimated nondeductible portion of the fiscal 2012 accrual related to the LUU flare litigation agreement.

•	During fiscal 2013, ATK paid quarterly cash dividends of $0.20 per share for the first and second quarters and $0.26 for the third and fourth quarters, totaling $30,033.

Notable events

•	During fiscal 2013 ATK repurchased 1,003,938 shares for $59,500.

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

•
On February 4, 2013, ATK announced it is freezing the pension formula for affected employees who currently earn a benefit under ATK’s defined benefit pension plans. Effective July 1, 2013, affected employees will earn benefits under a new cash balance pension formula and will also be eligible for an enhanced company match under the 401(k) Plan. All of the changes are prospective. For additional information, see ATK’s Current Report on Form 8-K dated January 31, 2013 and filed with the SEC on February 4, 2013. As a result of the Plans amendments the projected benefit obligation was reduced by $183,583.

•	ATK’s Board of Directors appointed Scott Chaplin as Senior Vice President and General Counsel of ATK effective October 1, 2012.

•
ATK’s Board of Directors appointed Jay Tibbets Senior Vice President and Interim President of the Sporting Group effective February 1, 2013, replacing Ronald P. Johnson who resigned on January 31, 2013.

•	On April 23, 2013 ATK announced that Steven J.Cortese, Senior Vice President, Government Relations and Communications, was leaving the company on May 1, 2013.

•	On May 1, 2013, ATK’s Board of Directors declared a quarterly cash dividend of $0.26 per share, payable on June 27, 2013, to stockholders of record on June 3, 2013.

•
On May 10, 2013, Alliant Techsystems Inc. (“ATK”) entered into an agreement to acquire Caliber Company, the parent company of Savage Sports Corporation and a portfolio company of Norwest Equity Partners for $315,000 in cash subject to a customary working capital adjustment.

Outlook
Government Funding—ATK is dependent on funding levels of the U.S. Department of Defense ("DoD") and NASA.
In August 2011, the Budget Control Act (“the Act”) reduced the DoD top line budget by approximately $490 billion over 10 years starting in fiscal year 2012. In January 2013, the “American Taxpayer Relief Act of 2012” was enacted triggering further budget cuts (or sequestration) as outlined in the Act beginning in March 2013 which would lead to additional reductions of approximately $500 billion from the defense top line budget over the next nine years, resulting in aggregate reductions of about $1 trillion through 2021. In September 2012, the Office of Management and Budget (“OMB”) provided a report to Congress stating that it was unable to determine the amount of sequestration at the program, project, or activity level until consistent, government-wide definitions are established. The DoD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs.  Neither the OMB nor DoD have issued final guidance subsequent to passage of the FY13 Appropriations Act directing the specific level of reductions required by each Department and Agency for each program.  Given the uncertainty regarding how the Congress will reduce the U.S. deficit, the lack of specifics on how sequestration cuts will be implemented in the current fiscal year, and how these same factors will be decided in the government's fiscal 2014 budget, we are unable to predict the impact, which could be material, on our programs or financial outlook, including our revenues, operating earnings and margins, cash flow, orders and backlog and recovery of long-lived assets.
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
On January 23, 2012, ATK was notified that the U.S. Army had completed its review of ATK's revised proposal for a contract to continue operating and maintaining the Radford Army Ammunition Plant (“RFAAP”) and that ATK had not been awarded the contract. Loss of the Radford facility management contract reduced the Defense Group's and ATK's sales and profit. ATK will continue to operate its New River Energetics facility located at RFAAP, which supports ATK's commercial business, international program efforts and other business not directly associated with the RFAAP contract, and therefore ATK does not expect to lose all revenues associated with this division. Sales and operating profit associated with the RFAAP contract during fiscal 2013 were $73,967 and $48,200, respectively, which includes a gain on sale of residual assets, higher sales production volumes, and changes in profit rates. The RFAAP contract concluded June 30, 2012 and the plant has been transitioned to the successor contractor.
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
Sales by customer were as follows:

	Percent of Sales For Fiscal Years Ended:
	2013	2012	2011
Sales to:
U.S. Army	29%	28%	30%
U.S. Navy	13%	12%	11%
NASA	10%	10%	13%
U.S. Air Force	6%	6%	7%
Other U.S. Government customers	9%	9%	7%
Total U.S. Government customers	67%	65%	68%
Commercial and foreign customers	33%	35%	32%
Total	100%	100%	100%
Long-Term Contracts—The majority of ATK's sales to the U.S. Government and commercial and foreign customers are accounted for as long-term contracts. Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer acceptance ("units-of-delivery"). ATK predominately accounts for revenue using the cost-to-cost method of accounting.
Profits expected to be realized on contracts are based on management estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when amount is reliably estimatible and realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current or prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company's consolidated financial position or annual results of operations. In fiscal 2013, 2012 and 2011, the Company recognized favorable operating income adjustments of $215,945, $187,718, and $121,108, and unfavorable operating income adjustments of $122,568, $80,745 and $69,600, respectively, consisting of changes in estimates on contracts accounted for under the percentage-of-completion method of accounting. The adjustments recorded during the year ended March 31, 2013 were primarily driven by greater than expected performance in Small-Caliber Systems, increased production volumes Defense Electronic Systems , better performance at the Radford facility as the contracts and sale of residual assets were completed, and increase in Space System Operations due to performance improvements. These improvements were offset by decreases in Missile Products due to requalification expenses on a program.
The prior year adjustments were primarily driven by greater than expected performance at the Radford facility due to increased production volumes, changes in estimates as contracts near completion in energetics and small-caliber systems programs, the absence of a reduction in sales and profit on a commercial aerospace program recorded in fiscal 2011, and changes in expectations on an international program in Armament Systems, a defense electronic systems program, and others.
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
Other Revenue Recognition Methodology—Sales not recognized under the long-term contract method primarily relate to sales within the Sporting group which are recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred, and payment is reasonably assured. Sales are reduced for allowances, price discounts, and shipping costs.
Fiscal 2013 sales by revenue recognition method were as follows:

Percent of Sales
Sales recorded under:
Long-term contracts method	74%
Other method	26%
Total	100%
Employee Benefit Plans
Defined Benefit Pension Plans.    ATK's noncontributory defined benefit pension plans (the "Plans") cover substantially all employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but substantially all receive an employer contribution through a defined contribution plan. On January 31, 2013, the Plans were amended to freeze the current pension formula benefits effective June 30, 2013 and to implement a new cash balance formula applicable to pay and service starting July 1, 2013. The cash balance formula provides each affected employee with pay credits based on the sum of that employee's age plus years of pension service as of December 31 of each calendar year, plus 4% annual interest credits. Prior to the effective date of the amendment, the Plans provide either pension benefits based on employee annual pay levels and years of credited service or based on stated amounts for each year of credited service. ATK funds the Plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for ATK are held in a trust and are invested in a diversified portfolio of equity investments, fixed income investments, real estate, timber, energy investments, hedge funds, private equity, and cash. For certain Plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements.
ATK also sponsors nonqualified supplemental executive retirement plans which provide certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax qualified pension plans.The Company implemented similar changes as those noted above to ATK's nonqualified supplemental executive retirement plans for certain highly compensated employees.
ATK recorded pension expense for the Plans of $167,952 in fiscal 2013, an increase of $33,995 from $133,957 of pension expense recorded in fiscal 2012. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table sets forth ATK's assumptions used in determining pension expense for fiscal 2013, 2012, and 2011, and projections for fiscal 2014:

	Years Ending March 31
	2014	2013	2012	2011
Expected long-term rate of return on plan assets	7.25%	7.50%	8.00%	8.00%
Discount rate	4.35%	4.90%	5.60%	5.90%
Rate of compensation increase:
Union	3.23%	3.26%	3.79%	3.84%
Salaried	3.49%	3.55%	4.02%	4.05%
In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over a long-term time horizon and ATK's own historical investment returns. The expected long-term rate of return of 7.5% used in fiscal 2013 for the Plans was based on an asset allocation range of 30 - 50% in equity investments, 30 - 40% in fixed income investments, 5 - 15% in real estate/real asset investments, 5 - 27% collectively in hedge fund and private equity investments, and 0 - 6% in cash investments. The expected long-term rate of return assumed for fiscal 2014 has been decreased to 7.25%. This decrease is primarily a result of the lower interest rate environment and decreased expectations for the equity risk premium. The actual return in any fiscal year will likely differ from ATK's assumption, but ATK estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
In determining its discount rate, ATK uses the current investment yields on high-quality corporate bonds (rated AA or better) that coincide with the cash flows of the estimated benefit payouts from ATK's plans. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of the respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate. The discount rate was 4.35%, 4.90%, and 5.60% at March 31, 2013, March 31, 2012, and March 31, 2011, respectively. The discount rate as of March 31 impacts the following fiscal year's pension expense.
Future actual pension expense can vary significantly depending on future investment performance, changes in future discount rates, legally required plan changes, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate, compensation increase, and/or expected rate of return for fiscal 2014 were different, the impact on fiscal 2014 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2014 pension expense by approximately $6,200; each 0.25% change in the rate of compensation increase would change fiscal 2014 pension expense by approximately $300; and each 0.25% change in the expected rate of return on plan assets would change fiscal 2014 pension expense by approximately $5,700.
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
ATK made contributions to the qualified pension trust of $180,000 during fiscal 2013. ATK made qualified pension plan trust contributions of $40,000 in April 2013 (fiscal 2014) and $40,000 in March 2013 (fiscal 2013) towards the legally required minimum contribution of $80,000 for fiscal year 2014. ATK distributed $8,218 under its supplemental executive retirement plans during fiscal 2013, and expects to make distributions directly to retirees of approximately $3,597 in fiscal 2014. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made. ATK's funded pension status was approximately 77% as of March 31, 2013.
Other Postretirement Benefits.    ATK also provides postretirement health care benefits and life insurance coverage to certain employees and retirees.
The following table sets forth ATK's assumptions used to determine net periodic benefit cost for other postretirement benefit ("PRB") plans for fiscal 2013, 2012, and 2011, and projections for fiscal 2014:

	Years Ending March 31
	2014	2013	2012	2011
Expected long-term rate of return on plan assets:
Held solely in fixed income investments	5.00%	5.00%	6.00%	6.00%
Held in pension master trust and fixed income investments	6.25%	6.25%	7.00%	7.00%
Discount rate	3.80%	4.40%	5.00%	5.35%
Weighted average initial health care cost trend rate	7.60%	7.70%	7.60%	7.70%
Health care cost trend rates are set specifically for each benefit plan and design. Health care cost trend rates used to determine the net periodic benefit cost for employees during fiscal 2013 were as follows: under age 65 was 8.5%; over age 65 was 7.5%; and the prescription drug portion was 8.5%.
The health care cost ultimate trend rates are as follows:

Health care cost trend rate for employees under 65	5.0%
Health care cost trend rate for employees over 65	5.0%
Health care cost trend rate for prescription drugs	5.0%
Weighted average health care cost trend rate	5.0%
Each category of cost declines at a varying rate. The ultimate trend rate will be reached in fiscal 2021 for employees under age 65, in fiscal 2021 for employees over age 65, and in fiscal 2022 for prescription drugs.
In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2013, approximately 40% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$326	$(284)
Effect on postretirement benefit obligation	8,552	(7,479)
ATK made other PRB plan contributions of $10,553 in fiscal 2013 and expects to make contributions of approximately $12,000 in fiscal 2014. A substantial portion of ATK's PRB plan contributions are recoverable from the U.S. Government as allowable indirect costs at amounts generally equal to the plan contributions, although not necessarily in the same year the contribution is made.
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
Accounting for Goodwill
ATK tests goodwill for impairment on the first day of its fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. The Company has determined that the reporting units for its goodwill impairment review are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, the Company has identified 10 reporting units within its reportable segments as of the fiscal 2013 testing date.
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
Results of ATK's fiscal 2013 Annual Impairment Test
For the fiscal 2013 impairment assessment performed as of December 31, 2012, ATK utilized estimated cash flows from its three-year plan and assumed a terminal growth rate thereafter ranging from 0% to 3%. The cash flows were then discounted using a separate discount rate for each reporting unit which ranged from 9.5% to 11%. An assumed value was also determined using multiples from recent transactions in the industry and by comparing operating results from guideline companies.
The results of ATK's fiscal 2013 annual goodwill impairment test indicated that no goodwill impairment existed as the estimated fair value for most reporting units exceeded their carrying value by greater than 10%. Although there is no indication of impairment, based on the annual test, ATK determined that three of its reporting units had estimated fair values that exceeded their carrying values by less than 10% which ATK does not deem to be a significant excess. These reporting units include Space Systems Operations, Space Components, and Accessories and are discussed in further detail below.
The Space Systems Operations reporting unit had an estimated fair value that exceeded its carrying value by approximately 9%, using a discount rate of 9.5% and a 3% terminal growth rate. The reporting unit had approximately $518,000 of goodwill recorded as of March 31, 2013. This reporting unit contains much of the work ATK does related to the Space Launch System ("SLS") program for NASA. As previously discussed, the baseline design for SLS has been announced and ATK's five-segment solid rocket boosters were selected as the propulsion system for the first two SLS test flights, however NASA intends to hold a competition for the final design of the propulsion system for SLS, in which ATK will be eligible to participate. Congress will determine, as part of the 2014 appropriations legislative process, what the policy and funding levels for NASA will be and allocate the GFY 2014 funding for the Space Launch System. ATK has assumed continuation of the SLS program in the estimated cash flows for Space Systems Operations. However, if Congress significantly changes NASA's FY 2014 budget or does not appropriate the expected funds to the SLS program, there could be an adverse effect on ATK's operating results, financial condition, and cash flows within the Space Systems Operations reporting unit. If significant changes are made to the program in future periods, or if the discount rate were to increase by more than 150 basis points, there would likely be an indication of impairment which would require the Company to perform a test for impairment.
The Space Components reporting unit had an estimated fair value that exceeded its carrying value by approximately 7% using an 11% discount rate and a 3% terminal growth rate. This reporting unit had approximately $85,000 of goodwill recorded in fiscal 2013. In fiscal 2009, ATK recorded a non-cash goodwill impairment charge of $108,500 within this reporting unit and, given the fact that any excess estimated fair value over carrying value was written-off at that time, ATK would not expect any significant excess within this reporting unit. There have been no significant changes in the underlying business since the date of the impairment and, based on ATK's expected sales growth in the base business, ATK does not believe there is any indication of impairment. Holding all other assumptions the same, the discount rate would have to change by more than 125 basis points for this reporting unit to show an indication of impairment.
The Accessories reporting unit had an estimated fair value that exceeded its carrying value by approximately 7% using an 11% discount rate and a 3% terminal growth rate. This reporting unit had approximately $125,000 of goodwill recorded at March 31, 2013. A majority of the goodwill recorded within this reporting unit, approximately $116,000, relates to goodwill acquired in the fiscal 2009 acquisition of Eagle and the fiscal 2011 acquisition of Blackhawk. ATK would not expect to see significant excess within this reporting unit given that the Company determined the fair value of goodwill within the last few years. Based on the expected sales growth for Accessories, ATK does not believe there is any indication of impairment given ATK's continuing expansion into the market. The Company has begun realignment activities in the military accessories business.  However, should the Company not be successful in this activity, or there be future deterioration in the military accessories business due to changes in troop deployment, or the discount rate were to increase by more than 150 basis points, it is possible that the estimated fair value of this reporting unit could fall below its carrying value, and there could be an indication of impairment which would require the Company to perform a test for impairment.
Results of Operations
The following information should be read in conjunction with ATK's consolidated financial statements. The key performance indicators that ATK's management uses in managing the business are sales, income before interest and income taxes, and cash flows.
Fiscal 2013
Sales
The following is a summary of each operating segment's external sales:

	Years Ended March 31
	2013	2012	$ Change	% Change
Aerospace Group	$1,248,446	$1,347,802	$(99,356)	(7.4)%
Defense Group	1,957,650	2,262,777	(305,127)	(13.5)%
Sporting Group	1,156,049	1,002,820	153,229	15.3%
Total external sales	$4,362,145	$4,613,399	$(251,254)	(5.4)%
The fluctuation in sales was driven by the program-related changes within the operating segments as described below.
Aerospace Group.    The decrease in sales was driven by:

•
a $73,500 decrease in Space Systems Operations sales volumes due to the completion of the Space Shuttle Program and a space services contract, and reduced production levels on multiple programs partially offset by higher sales on classified programs, and

•	a $31,800 decrease in Aerospace Structures Division primarily driven by completion of tool procurement/start-up activities, partially offset by higher sales on classified programs.
This decrease was partially offset by an increase in Space Components of $12,500 due to increased production across multiple programs in the current year.
Defense Group.    The decrease in sales was driven by:

•	a decrease of $128,400 in energetics systems due primarily to the loss of the Radford facility management contract,

•	a $113,200 decrease in small-caliber systems due to decreased demand for non-standard ammunition, a reduction in modernization due to the program nearing completion, and completion of other contracts,

•
a decrease of $39,000 in armament systems driven by completion of an international contract and lower volumes on large-caliber ammunition programs, and decreases in projectile systems, partially offset by an increase in sales on combat systems programs, and

•	a decrease of $22,300 in Defense Electronic Systems due to startup and completions on multiple contracts.
Sporting Group.    The increase in sales was driven by:

•	a $113,100 increase in ammunition driven by increased demand for ammunition and a previously announced price increase in the commercial channels, and

•	an increase of $40,000 in accessories driven by the higher sales volume within the retail channels.
Cost of Sales
The following is a summary of each operating segment's cost of sales:

	Years Ended March 31
	2013	2012	$ Change	% Change
Aerospace Group	$976,442	$1,071,515	$(95,073)	(8.9)%
Defense Group	1,490,438	1,711,008	(220,570)	(12.9)%
Sporting Group	897,462	797,284	100,178	12.6%
Corporate	$56,934	$38,696	$18,238	47.1%
Total cost of sales	$3,421,276	$3,618,503	$(197,227)	(5.5)%
The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Aerospace Group.    The decrease in cost of sales was driven by:

•
a $59,500 decrease in Space Systems Operations volumes due to the completion of the Space Shuttle Program, a space services contract and reduced production levels on multiple programs partially offset by increased classified programs, and

•	a $33,200 decrease in Aerospace Structures Division primarily driven by completion of tool procurement/start-up activities, partially offset by increased classified programs.

This decrease was partially offset by an increase in Space Components of $10,000 due to an increase in production across multiple programs in the current year.
Defense Group.    The decrease in cost of sales was driven by:

•	a decrease of $111,814 in energetics systems due primarily to the loss of the Radford facility management contract,

•
a $107,836 decrease in small-caliber systems due to decreased demand for non-standard ammunition, reduced material purchases in preparation of a new contract, and a reduction in modernization due to the program nearing completion, and

•	a decrease of $12,240 in Defense Electronic Systems due to startup and completions on multiple contracts.
These decreases were partially offset by a $15,533 increase within missile products due to production across multiple programs.
Sporting Group.    The increase in cost of sales was driven by:

•	a $63,200 increase in Ammunition driven by an increase in ammunition sales volume partially offset by commodity price decreases, and

•	a $40,700 increase in Accessories driven by an increase in accessories sale volume and a reserve for potentially obsolete inventory balances associated with military accessories programs.
Corporate. The increase in cost of sales was driven by higher pension expense and intercompany profit eliminations partially offset by the absence of the LUU flares accrual and restructuring charges in the prior year.
Operating Expenses

	Years Ended March 31
	2013	As a % of Sales	2012	As a % of Sales	Change
Research and development	$64,678	1.5%	$66,403	1.4%	$(1,725)
Selling	162,359	3.7%	169,984	3.7%	(7,625)
General and administrative	244,189	5.6%	262,923	5.7%	(18,734)
Total	$471,226	10.8%	$499,310	10.8%	$(28,084)
Operating expenses decreased by $28,084 year-over-year. Research and development costs decreased slightly year-over-year. Selling expenses decreased primarily due to absence of the Lake City Army Ammunition Plant competition expenses in the prior year. General and administrative costs decreased due to the absence of the LUU flares litigation accrual, and realignment charges, partially offset by the absence of the reversal of certain long-term incentive accruals in the prior year.
Income before Interest, Loss on Extinguishment of Debt, Income Taxes, and Noncontrolling Interest

	Years Ended March 31
	2013	2012	Change
Aerospace Group	$144,392	$143,817	$575
Defense Group	270,498	319,428	(48,930)
Sporting Group	118,325	91,234	27,091
Corporate	(63,572)	(58,893)	(4,679)
Total	$469,643	$495,586	$(25,943)
The decrease in income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest was due to decreased sales. Significant changes within the operating segments are also described below.
Aerospace Group.    Results were flat driven by higher award fees and reduced LUU flare warranty and settlement expense in Space Systems Operations and higher volume and improved performance on Space Components programs, offset by the lower sales volume.
Defense Group.    The decrease is the result of lower sales within the group, prior year completion of higher profit international contracts, and the absence of an $18,000 change in profit expectation from a favorable contract resolution on a program in the prior year. This was partially offset by a gain on the sale of residual assets in Energetic Systems and profit expectation improvements in Small Caliber Systems.
Sporting Group.    The increase primarily reflects higher sales volumes and prices, as well as lower raw material costs. This is partially offset by a reserve for potentially obsolete inventory balances within Eagle Industries.

Corporate.    The income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS), and the elimination of intercompany profits. The change from the prior year is driven by higher pension expense and intercompany profit eliminations, partially offset by absence of the LUU flare accrual, and the realignment accrual in the prior year.
Net Interest Expense
Net interest expense for fiscal 2013 was $65,386, a decrease of $23,234 compared to $88,620 in fiscal 2012. The decrease was primarily due to the decrease in the average amount of debt outstanding and lower interest rates.
Income Tax Provision

	Years Ended March 31
	2013	Effective Rate	2012	Effective Rate	Change
Income tax provision	$120,243	30.6%	$143,762	35.3%	$(23,519)
The decrease in the current period tax rate is primarily due to the settlement of the examination of the fiscal 2009 and 2010 tax returns and the absence of the nondeductible portion of the fiscal 2012 accrual related to the LUU flare litigation agreement.
ATK's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2013 of 30.6% differs from the federal statutory rate of 35.0% due to the settlement of the examination of the fiscal 2009 and 2010 tax returns, domestic manufacturing deduction (DMD), and the full year federal research and development (R&D) credit, offset by state income taxes which increased the rate.
The effective tax rate for fiscal 2012 of 35.3% differs from the federal statutory rate of 35.0% due to state income taxes and the estimated nondeductible portion of the accrual related to the LUU flare litigation which increased the rate, as well as the DMD and partial year R&D credit which decreased the rate.
ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2006. The Internal Revenue Service (IRS) is currently auditing ATK's tax returns for fiscal years 2011 and 2012. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
As of March 31, 2013 and 2012, the total amount of unrecognized tax benefits was $27,760 and $37,906, respectively, of which $21,150 and $30,248, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $518 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $344. See Note 11 to the consolidated financial statements for further details.
ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. ATK's recorded valuation allowance of $4,242 at March 31, 2013 relates to capital loss carryovers and certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance decreased during fiscal 2013 due to a combination of the generation, expiration, and revaluation of certain net operating losses, capital losses, and credits.
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. This law retroactively extended the federal R&D tax credit from January 1, 2012 through December 31, 2013. The impact of this extension was included in the tax rate for fiscal 2013.
Net Income Before Noncontrolling Interest
Net income before noncontrolling interest for fiscal 2013 was $272,241, an increase of $9,037 compared to $263,204 in fiscal 2012. This increase was driven by a $23,519 decrease in income tax expense, a $28,084 decrease in operating expenses, a $54,027 decrease in gross profit, and a decrease of $23,234 in net interest expense over the prior year.
Noncontrolling Interest

The noncontrolling interest represents the noncontrolling owner's portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. ("COI") and is consolidated into ATK's financial statements.
Fiscal 2012
Sales
The following is a summary of each operating segment's external sales:

	Years Ended March 31
	2012	2011	$ Change	% Change
Aerospace Group	$1,347,802	$1,432,678	$(84,876)	(5.9)%
Defense Group	2,262,777	2,480,033	(217,256)	(8.8)%
Sporting Group	1,002,820	929,553	73,267	7.9%
Total external sales	$4,613,399	$4,842,264	$(228,865)	(4.7)%
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
Defense Group.    The decrease in sales was driven by:

•
a $106,200 decrease in small-caliber systems due to lower volume of small-caliber ammunition sales, decreased demand for non-standard ammunition, and a reduction in modernization due to the program nearing completion,

•
a decrease of $71,300 in energetics systems due to a reduction in modernization resulting from completion of the program and energetics program sales volume, partially offset by increased volume on a propellant program,

•
a decrease of $38,100 in armament systems driven by lower volumes across multiple medium-caliber gun programs, and decreases in projectile systems, partially offset by an increase in sales on combat systems programs, and

•	a decrease of $34,500 across various programs within the composites and tactical rocket motor products.
These decreases were partially offset by a $28,100 increase in sales across various programs within missile products and an $11,700 increase in sales within defense electronic systems driven by the award of the JATAS program.
Sporting Group.    The increase in sales was driven by:

•	a $56,800 increase in ammunition driven by an increase in ammunition sales volume resulting primarily from increased demand and new capacity, and

•	an increase of $17,000 in accessories driven by the higher sales volume within the retail channels.

Cost of Sales
The following is a summary of each operating segment's cost of sales:

	Years Ended March 31
	2012	2011	$ Change	% Change
Aerospace Group	$1,071,515	$1,171,330	$(99,815)	(8.5)%
Defense Group	1,711,008	1,957,607	(246,599)	(12.6)%
Sporting Group	797,284	688,297	108,987	15.8%
Corporate	38,696	23,464	15,232	64.9%
Total cost of sales	$3,618,503	$3,840,698	$(222,195)	(5.8)%
The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Aerospace Group.    The decrease in cost of sales was driven by:

•
a $110,852 decrease in Space Systems Operations due to a decrease in volumes due to shifts in NASA funding priorities, the completion of the Space Shuttle Program, and the termination of the Launch Abort System, partially offset by higher volumes on programs in strategic and commercial systems, flare and decoy sales, and space systems and services operations.

This decrease was partially offset by an increase in Aerospace Structures of $16,036 due to timing of multiple contract start-ups.
Defense Group.    The decrease in cost of sales was driven by:

•
a $117,212 decrease in small-caliber systems due to lower volume of small-caliber ammunition sales, decreased demand for non-standard ammunition, a reduction in modernization due to the program nearing completion, and increased intercompany sales which were eliminated upon consolidation,

•
a decrease of $87,550 in energetics systems due to a reduction in modernization resulting from completion of the program, energetics program sales volume, and increased intercompany sales which were eliminated upon consolidation, partially offset by increased volume on a propellant program, and

•
a decrease of $49,306 in armament systems driven by lower volumes across multiple medium-caliber gun programs, and decreases in projectile systems, partially offset by an increase on combat systems programs.

These decreases were partially offset by a $7,185 increase within missile products due to timing of multiple contracts.
Sporting Group.    The increase in cost of sales was driven by:

•	an $84,773 increase in Ammunition driven by an increase in ammunition sales volume, commodity price increases, and depreciation due to increased asset capitalization, and

•	a $25,701 increase in Accessories driven by an increase in accessories sale volume.
Corporate. The increase in cost of sales was driven by higher pension expense and intercompany profit eliminations partially offset by reduced insurance charges.
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
Income before Interest, Income Taxes, and Noncontrolling Interest

	Years Ended March 31
	2012	2011	Change
Aerospace Group	$143,817	$131,011	$12,806
Defense Group	319,428	269,232	50,196
Sporting Group	91,234	128,437	(37,203)
Corporate	(58,893)	(2,954)	(55,939)
Total	$495,586	$525,726	$(30,140)
The decrease in income before interest, income taxes, and noncontrolling interest was due to decreased sales. Significant changes within the operating segments are also described below.
Aerospace Group.    The increase reflects the absence of the $25,000 profit reduction in the commercial aircraft program in the third quarter of the prior year, partially offset by lower sales volume within the space systems operations as discussed above.
Defense Group.    The increase is the result of an $18,000 favorable contract resolution in the second quarter of fiscal 2012, greater than expected performance at the Radford facility due to increased production volumes in anticipation of contract completion, and better performance and profit expectations on programs within defense electronic systems and other programs. These increases were partially offset by lower sales as discussed above.
Sporting Group.    The decrease primarily relates to sales mix, with a shift to lower margin ammunition products as well as delays and start-up costs associated with a DoD contract in the tactical accessories business and higher raw material costs. These were partially offset by operating efficiencies and cost management initiatives.
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
The increase in the current period tax rate is primarily due to the absence of the benefit that was realized in fiscal 2011 from the settlement of the examination of the fiscal 2007 and 2008 tax returns, the estimated nondeductible portion of the fiscal 2012 accrual related to the LUU flare litigation agreement, and the retroactive extension of the federal research and development (“R&D”) credit in fiscal 2011, partially offset by increased benefit from the domestic manufacturing deduction (“DMD”) and a discrete revaluation of the deferred tax assets caused by a change in state tax law.

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

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2005. The Internal Revenue Service (“IRS”) has completed the federal audits of ATK through fiscal 2008. The IRS is currently auditing ATK's tax returns for fiscal years 2009 and 2010.  We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

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

Noncontrolling Interest

The noncontrolling interest represents the noncontrolling owner's portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. (“COI”) and is consolidated into ATK's financial statements.
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
Cash Flow Summary
ATK's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended March 31, 2013, 2012, and 2011 are summarized as follows:

	2013	2012	2011
Cash flows provided by operating activities	$273,592	$372,307	$421,070
Cash flows used for investing activities	(96,717)	(114,957)	(299,451)
Cash flows (used for) provided by financing activities	(328,399)	(390,811)	186,762
Net cash flows	$(151,524)	$(133,461)	$308,381
Operating Activities.

Net cash provided by operating activities decreased $98,715 compared to the prior year period. This decrease was driven by a $180,000 funding payment to the pension trust during the current year compared to $74,600 in the prior year, an increase of $46,645 in tax payments in the current year, a decrease in interest expense of $26,600 due to a reduction in the amount of debt outstanding, and $25,500 related to the payment of the LUU flare settlement in fiscal 2013. These decreases were partially offset by approximately $165,325 less cash required to fund working capital, primarily driven by Aerospace Structures collection of an outstanding receivable of $102,000.
Net cash provided by operating activities decreased $48,763 in fiscal 2012 compared to fiscal 2011. This decrease was driven by a $74,600 funding payment to the pension trust during the current year and an increase in cash used for working capital. These decreases were partially offset by $25,460 less cash used to pay taxes in the current year and the absence of the repayment of a government grant which occurred in fiscal 2011.
Cash used for working capital is defined as net receivables plus net inventories, less accounts payables and contract advances.
Investing Activities.
Net cash used for investing activities decreased $18,240 primarily due to a decrease of cash used for capital expenditures of $25,403. These decreases were partially offset by the absence of proceeds from the disposition of a non-essential parcel of land within Aerospace Systems during the prior year.
Net cash used for investing activities decreased $184,494 in fiscal 2012 compared to fiscal 2011 primarily due to the lack of $172,251 paid in fiscal 2011 to acquire Blackhawk. In addition there was a decrease of cash used for capital expenditures of $7,909. These decreases were partially offset by proceeds from the disposition of a non-essential parcel of land within Aerospace Systems during the current year.
Financing Activities.
Net cash used for financing activities decreased $62,412 as compared to fiscal 2012. This decrease was due to the exercise of an option to increase the Term A Loan by $200,000 (the “Accordion”). This decrease was offset by a $109,000 increase in the amount of net cash used to retire debt ($400,000 aggregate principal amount of 6.75% Senior Subordinated Notes plus a $9,000 premium, compared to payment of $300,000 to repay the 2.75% Convertible Notes due 2011 in the prior year period), a $15,000 increase in the required payments on the Term A Loans, and an $8,380 increase in common stock repurchased.
Net cash used for financing activities increased $577,573 in fiscal 2012 as compared to fiscal 2011. This increase was primarily due to the lack of $750,000 in proceeds received from the issuance of the 6.875% Senior Subordinated Notes in the prior year, the repurchase of $49,991 of ATK's common stock, and the payment of $26,552 of dividends to ATK stockholders during the current period. These increases were partially offset by the $300,000 used to repay the 2.75% Convertible Notes due 2011 this year compared to $280,000 used to repay the 2.75% Convertible Notes due 2024 and $290,000 used to extinguish the Term A Loan in the prior year period.
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
During fiscal 2013, ATK paid quarterly dividends of $0.20 per share for the first and second quarters and $0.26 per share for the third and fourth quarters totaling $30,033. On May 1, 2013, ATK's Board of Directors declared a quarterly cash dividend of $0.26 per share payable on June 27, 2013, to stockholders of record on June 3, 2013. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that ATK will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
Based on ATK's current financial condition, management believes that ATK's cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through ATK's revolving credit facilities, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future growth as well as to service ATK's currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases and payment of dividends over the next 12 months. Capital expenditures for fiscal 2014 are expected to be approximately $125,000.
ATK does not expect that its access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Long-Term Debt and Credit Facilities
As of March 31, 2013, ATK had actual total indebtedness of $1,084,453, and the $600,000 Revolving Credit Facility provided for the potential of additional borrowings up to $439,834. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2013, although ATK had outstanding letters of credit of $160,166 which reduced amounts available under the facility.
ATK's indebtedness consisted of the following:

	March 31, 2013	March 31, 2012
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$340,000	$370,000
Term A Loan due 2017	195,000	—
Revolving Credit Facility due 2015	—	—
6.75% Senior Subordinated Notes due 2016	—	400,000
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	1,084,453	1,319,453
Less: Unamortized discounts	10,576	17,451
Carrying amount of long-term debt	1,073,877	1,302,002
Less: current portion	50,000	30,000
Carrying amount of long-term debt, excluding current portion	$1,023,877	$1,272,002
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
2.75% Convertible Notes due 2011
ATK's 2.75% Convertible Notes due 2011 were repaid in fiscal 2012.
6.75% Notes due 2016

In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes (“the 6.75% Notes”) that were due to mature on April 1, 2016. During the second quarter of fiscal 2013, the Company redeemed these notes. In accordance with the indenture, the redemption price was 102.25% of the principal amount, or $409,000, including a premium of $9,000, plus accrued interest. The transaction resulted in the write-off of the remaining $2,773 of deferred debt issuance costs.
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
ATK may redeem all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of the Notes on August 15, 2014 and August 15, 2019. Upon such note redemption or repurchase, ATK will also be required to satisfy certain deferred tax liabilities related to the notes. Based on current projections the tax liability is estimated to be about $40,000 if the redemption occurs on August 15, 2014. Holders may also convert their notes at a conversion rate of 12.9548 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $77.19 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.
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

	Senior Leverage Ratio*	Leverage Ratio*	Interest Coverage Ratio†
Requirement	2.50	4.00	3.00
Actual at March 31, 2013	0.98	1.92	9.05
* Not to exceed the required financial ratio
† Not to be below the required financial ratio
The Leverage Ratio is the sum of ATK's total debt plus financial letters of credit divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary non-cash expenses, non-cash charges related to stock-based compensation, and intangible asset impairment charges) for the past four fiscal quarters. The Senior Leverage Ratio is the sum of ATK's senior debt plus financial letters of credit divided by Covenant EBITDA. The Interest Coverage Ratio is Covenant EBITDA divided by interest expense (excluding non-cash charges).

Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The indentures governing the 6.875% Notes and the 3.00% Convertible Notes also impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. As of March 31, 2013, ATK was in compliance with the covenants in all of its debt agreements and expects to be in compliance for the foreseeable future.
Share Repurchases
In fiscal 2012 and 2011 ATK repurchased 742,000 and no shares for $49,991 and $0, respectively, under a previously authorized share repurchase program.
On January 31, 2012, ATK's Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. In fiscal 2013, ATK repurchased 1,003,938 shares for $59,511.
Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2013, this limit was approximately $788,000. As of March 31, 2013, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.
Contractual Obligations and Commercial Commitments
The following table summarizes ATK's contractual obligations and commercial commitments as of March 31, 2013:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Long-term debt	$1,084,453	$50,000	$536,953	$147,500	$350,000
Interest on debt(1)	283,990	44,101	80,623	64,959	94,307
Operating leases	428,751	73,089	122,953	92,746	139,963
Environmental remediation costs, net	24,775	2,357	603	4,606	17,209
Pension and other PRB plan contributions	696,545	56,731	250,709	304,664	84,441
Total contractual obligations	$2,518,514	$226,278	$991,841	$614,475	$685,920

		Commitment Expiration by period
	Total	Within 1 year	1 - 3 years	3 - 5 years
Other commercial commitments:
Letters of credit	$160,166	$143,724	$16,442	$—
________________________________

(1)	Includes interest on variable rate debt calculated based on interest rates at March 31, 2013. Variable rate debt was approximately 49% of ATK's total debt at March 31, 2013.

The total liability for uncertain tax positions at March 31, 2013 was approximately $27,760 (see Note 11), $97 of which could be paid within 12 months and is therefore classified within current taxes payable. ATK is not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.75% and 1.00% as of March 31, 2013 and 2012, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2013		March 31, 2012
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(58,965)	$34,190	$(61,227)	$35,638
Unamortized discount	2,745	(1,446)	3,731	(1,925)
Present value amounts (payable) receivable	$(56,220)	$32,744	$(57,496)	$33,713
As of March 31, 2013, the estimated discounted range of reasonably possible costs of environmental remediation was $56,220 to $83,245.
ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•
As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, ATK generally assumed responsibility for environmental compliance at the facilities acquired from Hercules(the "Hercules Facilities"). ATK believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S.

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
At March 31, 2013, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2014	$2,357
Fiscal 2015	299
Fiscal 2016	304
Fiscal 2017	2,543
Fiscal 2018	2,063
Thereafter	17,209
Total	$24,775
There were no material insurance recoveries related to environmental remediation during any of the periods presented.
Factors that could significantly change the estimates described in this section on environmental liabilities include:

•	the adoption, implementation, and interpretation of new laws, regulations, or cleanup standards,

•	advances in technologies,

•	outcomes of negotiations or litigation with regulatory authorities and other parties,

•	additional information about the ultimate remedy selected at new and existing sites,

•	adjustment of ATK's share of the cost of such remedies,

•	changes in the extent and type of site utilization,

•	the discovery of new contamination,

•	the number of parties found liable at each site and their ability to pay,

•	more current estimates of liabilities for these contingencies, or

•	liabilities associated with resource restoration as a result of contamination from past practices.
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
With respect to ATK's commercial ammunition business, ATK has a strategic sourcing and price strategy to mitigate risk from commodity price fluctuation. ATK will continue to evaluate the need for future price changes in light of these trends, ATK's competitive landscape, and its financial results. If commodity costs increase, and if ATK is unable to offset these increases with ongoing manufacturing efficiencies and price increases, ATK's future results from operations and cash flows would be materially impacted.
Significant increases in commodities can negatively impact operating results with respect to ATK's firm fixed-price contract to supply the DoD's small-caliber ammunition needs and ATK's sales within commercial ammunition . Depending on market conditions, ATK has entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the four-year small-caliber ammunition supply contract, as well as the new seven-year contract with the U.S. Army by the terms within that contract, which is expected to continue into 2019. ATK has entered into futures contracts and purchase orders for the current expected production requirements for fiscal 2014 for both the small-caliber ammunition supply contract and the production of commercial ammunition, thereby mitigating near term market risk; however, if metal prices exceed pre-determined levels, the Defense and Sporting Groups' operating results could be adversely impacted.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Alliant Techsystems Inc.:
We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2013 and 2012, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliant Techsystems Inc. and subsidiaries at March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE, LLP
Minneapolis, MN
May 22, 2013

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31
(Amounts in thousands except per share data)	2013	2012	2011
Sales	$4,362,145	$4,613,399	$4,842,264
Cost of sales	3,421,276	3,618,503	3,840,698
Gross profit	940,869	994,896	1,001,566
Operating expenses:
Research and development	64,678	66,403	64,960
Selling	162,359	169,984	164,063
General and administrative	244,189	262,923	246,817

Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest	469,643	495,586	525,726
Interest expense	(65,924)	(89,296)	(87,612)
Interest income	538	676	560
Loss on extinguishment of debt	(11,773)	—	—
Income before income taxes and noncontrolling interest	392,484	406,966	438,674
Income tax provision	120,243	143,762	124,963
Net income	272,241	263,204	313,711
Less net income attributable to noncontrolling interest	436	592	536
Net income attributable to Alliant Techsystems Inc.	$271,805	$262,612	$313,175
Alliant Techsystems Inc. earnings per common share:
Basic	$8.38	$7.99	$9.41
Diluted	$8.34	$7.93	$9.32
Cash dividends paid per share	$0.92	$0.80	$0.20
Alliant Techsystems Inc. weighted-average number of common shares outstanding:
Basic	32,447	32,874	33,275
Diluted	32,608	33,112	33,615
Net Income (from above)	$272,241	$263,204	$313,711
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $3,366, $3,370, and $3,600	(5,406)	(5,392)	(5,785)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(49,192), $(38,042), and $(33,962)	78,062	60,864	54,569
Valuation adjustment for pension and postretirement benefit plans, net of tax (expense) benefit of $(9,575), $94,968, and $4,009	15,456	(152,066)	(4,844)
Change in fair value of derivatives, net of tax expense of $3,586, $17,060, and $6,078, respectively	(5,608)	(26,683)	(9,607)
Change in fair value of available-for-sale securities, net of tax benefit of $135, $156, and $205, respectively	(210)	(244)	(324)
Total other comprehensive income (loss)	$82,294	$(123,521)	$34,009

Comprehensive income	354,535	139,683	347,720
Less comprehensive income attributable to noncontrolling interest	436	592	536
Comprehensive income attributable to Alliant Techsystems Inc.	$354,099	$139,091	$347,184
See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$417,289	$568,813
Net receivables	1,312,573	1,341,998
Net inventories	315,064	258,495
Income tax receivable	22,066	—
Deferred income tax assets	106,566	101,720
Other current assets	45,174	51,512
Total current assets	2,218,732	2,322,538
Net property, plant, and equipment	602,320	604,498
Goodwill	1,251,536	1,251,536
Noncurrent deferred income tax assets	95,007	134,719
Deferred charges and other non-current assets	215,415	228,455
Total assets	$4,383,010	$4,541,746
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	50,000	30,000
Accounts payable	337,713	333,980
Contract advances and allowances	119,491	119,824
Accrued compensation	137,630	121,901
Accrued income taxes	—	6,433
Other accrued liabilities	262,021	307,642
Total current liabilities	906,855	919,780
Long-term debt	1,023,877	1,272,002
Postretirement and postemployment benefits liabilities	94,087	111,392
Accrued pension liability	719,172	878,819
Other long-term liabilities	126,458	123,002
Total liabilities	2,870,449	3,304,995
Commitments and contingencies (Notes 10, 12 and 13)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—32,318,295 shares at March 31, 2013 and 33,142,408 shares at March 31, 2012	323	332
Additional paid-in-capital	534,137	537,921
Retained earnings	2,483,483	2,241,711
Accumulated other comprehensive loss	(828,304)	(910,598)
Common stock in treasury, at cost—9,237,154 shares held at March 31, 2013 and 8,413,041 shares held at March 31, 2012	(687,470)	(642,571)
Total Alliant Techsystems Inc. stockholders' equity	1,502,169	1,226,795
Noncontrolling interest	10,392	9,956
Total equity	1,512,561	1,236,751
Total liabilities and equity	$4,383,010	$4,541,746
See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2013	2012	2011
Operating Activities
Net income	$272,241	$263,204	$313,711
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	94,903	98,037	100,041
Amortization of intangible assets	11,159	10,848	11,145
Amortization of debt discount	6,875	12,293	17,168
Amortization of deferred financing costs	3,847	4,764	5,157
Loss on the extinguishment of debt	11,773	—	—
Deferred income taxes	(16,591)	7,518	23,018
(Gain) loss on disposal of property	(1,613)	(2,928)	2,281
Share-based plans expense	12,025	6,724	9,740
Excess tax benefits from share-based plans	(2)	(23)	(540)
Changes in assets and liabilities:
Net receivables	34,602	(207,451)	(153,723)
Net inventories	(56,569)	(16,466)	(6,400)
Accounts payable	4,160	42,557	20,065
Contract advances and allowances	(333)	(2,103)	15,108
Accrued compensation	13,200	(25,063)	(53,616)
Accrued income taxes	(26,042)	19,801	(40,164)
Pension and other postretirement benefits	(33,438)	37,547	86,955
Other assets and liabilities	(56,605)	123,048	71,124
Cash provided by operating activities	273,592	372,307	421,070
Investing Activities
Capital expenditures	(96,889)	(122,292)	(130,201)
Acquisition of business, net of cash acquired	—	—	(172,251)
Proceeds from the disposition of property, plant, and equipment	172	7,335	3,001
Cash used for investing activities	(96,717)	(114,957)	(299,451)
Financing Activities
Payments made on bank debt	(35,000)	(20,000)	(13,438)
Payments made to extinguish debt	(409,000)	(300,000)	(537,576)
Proceeds from issuance of long-term debt	200,000	—	750,000
Payments made for debt issue costs	(1,458)	—	(19,883)
Purchase of treasury shares	(58,371)	(49,991)	—
Dividends paid	(30,033)	(26,552)	(6,700)
Proceeds from employee stock compensation plans	5,461	5,709	13,819
Excess tax benefits from share-based plans	2	23	540
Cash (used for) provided by financing activities	(328,399)	(390,811)	186,762
(Decrease) increase in cash and cash equivalents	(151,524)	(133,461)	308,381
Cash and cash equivalents at beginning of year	568,813	702,274	393,893
Cash and cash equivalents at end of year	$417,289	$568,813	$702,274
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$14,549	$14,976	$14,118
Property disposals included in accounts receivable	$5,177	$—	$—
Noncash financing activity:
Treasury Shares purchased included in other accrued liabilities	$1,140	$—	$—
   See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance, March 31, 2010	33,047,018	$330	$578,046	$1,699,176	$(821,086)	$(657,872)	$8,828	$807,422
Comprehensive income				313,175	34,009		536	347,720
Exercise of stock options	251,401	—	(5,622)	—	—	19,440	—	13,818
Restricted stock grants	88,585	—	(7,057)	—	—	7,057	—	—
Share-based compensation	—	—	9,740	—	—	—	—	9,740
Performance shares issued net of treasury stock withheld	139,342	—	(17,193)	—	—	10,689	—	(6,504)
Tax benefit related to share based plans and other	—	—	1,111	—	—	—	—	1,111
Dividends Paid	—	—	—	(6,700)	—	—	—	(6,700)
Employee benefit plans and other	(7,274)	5	254	—	—	(744)	—	(485)
Balance, March 31, 2011	33,519,072	335	559,279	2,005,651	(787,077)	(621,430)	9,364	1,166,122
Comprehensive income				262,612	(123,521)		592	139,683
Exercise of stock options	107,944	—	(2,580)	—	—	8,289	—	5,709
Restricted stock grants	201,429	—	(17,159)	—	—	17,159	—	—
Share-based compensation	—	—	6,724	—	—	—	—	6,724
Treasury Stock Purchased	(742,000)	—	—	—	—	(49,991)	—	(49,991)
Performance shares issued net of treasury stock withheld	73,685	—	(8,752)	—	—	5,946	—	(2,806)
Tax benefit related to share based plans and other	—	—	(1,173)	—	—	—	—	(1,173)
Dividends paid	—	—	—	(26,552)	—	—	—	(26,552)
Employee benefit plans and other	(17,722)	(3)	1,582	—	—	(2,544)	—	(965)
Balance, March 31, 2012	33,142,408	332	537,921	2,241,711	(910,598)	(642,571)	9,956	1,236,751
Comprehensive income				271,805	82,294		436	354,535
Exercise of stock options	93,617	—	(1,552)	—	—	7,013	—	5,461
Restricted stock grants	82,409	—	(8,429)	—	—	8,429	—	—
Share-based compensation	—	—	12,025	—	—	—	—	12,025
Treasury stock purchased	(1,003,938)	—	—	—	—	(59,511)	—	(59,511)
Performance shares issued net of treasury stock withheld	44,964	—	(5,463)	—	—	4,003	—	(1,460)
Tax benefit related to share based plans and other	—	—	(2,474)	—	—	—	—	(2,474)
Dividends paid	—	—	—	(30,033)	—	—	—	(30,033)
Employee benefit plans and other	(41,165)	(9)	2,109	—	—	(4,833)	—	(2,733)
Balance, March 31, 2013	32,318,295	$323	$534,137	$2,483,483	$(828,304)	$(687,470)	$10,392	$1,512,561
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
Sales by customer were as follows:

	Percent of Sales For Fiscal Years Ended:
	2013	2012	2011
Sales to:
U.S. Army	29%	28%	30%
U.S. Navy	13%	12%	11%
NASA	10%	10%	13%
U.S. Air Force	6%	6%	7%
Other U.S. Government customers	9%	9%	7%
Total U.S. Government customers	67%	65%	68%
Commercial and foreign customers	33%	35%	32%
Total	100%	100%	100%
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

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company's consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $93,377 in 2013, $106,973 in 2012, and $51,508 in 2011. The adjustments recorded during the year ended March 31, 2013 were primarily driven by greater than expected performance in Small-Caliber Systems, increased production volumes in Defense Electronic Systems, better performance at the Radford facility as the contracts and sale of residual assets were completed, and increase in Space System Operations due to performance improvements. These improvements were offset by decreases in Missile Products due to requalification expenses on a program.
The prior year adjustments were primarily driven by greater than expected performance at the Radford facility due to increased production volumes, changes in estimates as contracts near completion in energetics and small-caliber systems programs, the absence of a reduction in sales and profit on a commercial aerospace program recorded in fiscal 2011, and changes in expectations on an international Armament program, a defense electronic systems program, and others.
Contracts may contain provisions to earn incentive and award fees if specified targets are achieved as well as penalty provisions related to performance. Incentive and award fees and penalties that can be reasonably estimated and are probable are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.
Other Revenue Recognition Methodology—Sales not recognized under the long-term contract method primarily relate to sales within the Sporting group and are recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred, and payment is reasonably assured. Sales are reduced for allowances, price discounts, and shipping costs.
Fiscal 2013 sales by revenue recognition method were as follows:

Percent of Sales
Sales recorded under:
Long-term contracts method	74%
Other method	26%
Total	100%
Operating Expenses.    Research and development, selling and general and administrative costs are expensed in the year incurred. Research and development costs include costs incurred for experimentation and design testing. Selling costs include bid and proposal efforts related to products and services. Costs that are incurred pursuant to contractual arrangements are recorded over the period that revenue is recognized, consistent with ATK's contract accounting policy.
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

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

and regulations, future technological developments, and the timing of expenditures; accordingly, ATK periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.
Cash Equivalents.    Cash equivalents are all highly liquid cash investments purchased with original maturities of 3 months or less.
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
Inventories consist of the following:

	March 31
	2013	2012
Raw materials	$102,238	$122,072
Work/Contracts in process	82,454	53,018
Finished goods	130,372	83,405
Net inventories	$315,064	$258,495
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
ATK's identifiable intangibles with indefinite lives consist of certain trademarks and trade names. The impairment test consists of a comparison of the fair value of the specific intangible asset with its carrying value. The fair value of these assets is measured using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires ATK to estimate the future revenue for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. ATK bases its fair

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

values and estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. If the carrying amount of an asset is higher than its fair value, an impairment exists and asset would be recorded at the fair value.
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
Derivative Instruments and Hedging Activities.    From time to time, ATK uses derivatives, consisting mainly of commodity forward contracts to hedge forecasted purchases of certain commodities and foreign currency exchange contracts to hedge forecasted transactions denominated in a foreign currency. ATK does not hold or issue derivatives for trading purposes. At the inception of each derivative instrument, ATK documents the relationship between the hedging instrument and the hedged item, as well as its risk-management objectives and strategy for undertaking the hedge transaction. ATK assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the hedged item. Derivatives are recognized on the balance sheet at fair value. The effective portion of changes in fair value of derivatives designated as cash flow hedges are recorded to accumulated OCI and recognized in earnings when the hedged item affects earnings. The ineffective portion of derivatives designated as cash flow hedges and changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings. ATK's current derivatives are designated as cash flow hedges. See Note 3 for further details.
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

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

	Years Ended March 31
	2013	2012	2011
Basic EPS shares outstanding	32,447	32,874	33,275
Dilutive effect of stock-based awards	161	238	340
Diluted EPS shares outstanding	32,608	33,112	33,615
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	5	5	5
As discussed further in Note 9, contingently issuable shares related to ATK's various convertible senior subordinated notes are not included in diluted EPS for 2013, 2012 or 2011 because ATK's average stock price during the periods did not exceed the triggering price.
Comprehensive Income.
The components of accumulated OCI, net of income taxes, are as follows:

	March 31
	2013	2012
Derivatives	$(2,192)	$3,416
Pension and other postretirement benefit liabilities	(826,898)	(915,010)
Available-for-sale securities	786	996
Total accumulated other comprehensive loss	$(828,304)	$(910,598)
The following table summarizes the pre-tax activity in accumulated OCI related to derivatives:

	Years Ended March 31
	2013	2012	2011
Beginning of period unrealized gain in accumulated OCI	$5,664	$49,407	$65,582
Net (decrease) increase in fair value of derivatives	(16,508)	(24,424)	26,491
Net gains (losses) reclassified from OCI, offsetting the price paid to suppliers	7,314	(19,319)	(42,666)
End of period unrealized gain (loss) in accumulated OCI	$(3,530)	$5,664	$49,407
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
New Accounting Pronouncements.
New pronouncements issued but not effective for the Company until after March 31, 2013, are not expected to have a material impact on our financial position, results of operations, or liquidity.
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
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing and foreign currency risk, ATK periodically utilizes commodity and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 3, ATK has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. No foreign currency derivatives were outstanding as of March 31, 2013.
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
The following table sets forth by level within the fair value hierarchy ATK's financial assets and liabilities that are measured at fair value on a recurring basis:

	As of March 31, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$8,634	$—
Derivatives	—	—	—
Liabilities
Derivatives	$—	$3,530	$—

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
The following table presents ATK's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of March 31, 2013		As of March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$538,877	$596,467	$949,453	$986,394
Variable rate debt	535,000	534,513	370,000	370,000
3. Derivative Financial Instruments
ATK is exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials and energy,

•	interest rates, and

•	foreign exchange risks
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
ATK entered into forward contracts for copper and zinc during fiscal 2013, 2012, and 2011. The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.
ATK also entered into foreign currency forward contracts during fiscal 2013 and fiscal 2011. These contracts were used to hedge forecasted inventory purchases and subsequent payments, or customer receivables, denominated in foreign currencies and were designated and qualified as effective cash flow hedges. Ineffectiveness with respect to forecasted inventory purchases was calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement.
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
As of March 31, 2013, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

3. Derivative Financial Instruments (Continued)

Number of Pounds
Copper	25,519,000
Zinc	9,346,000
As of March 31, 2013, ATK had no outstanding foreign currency forward contracts in place.
The table below presents the fair value and location of ATK's derivative instruments designated as hedging instruments in the consolidated balance sheet as of the periods presented.

		Asset Derivatives Fair value as of		Liability Derivatives Fair value as of
	Location	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Commodity forward contracts	Other current assets / other accrued liabilities	$—	$12,182	$2,871	$6,518
Commodity forward contracts	Deferred charges and other non-current assets / other long term liabilities	—	—	659	—
Total		$—	$12,182	$3,530	$6,518
Due to the nature of ATK's business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by ATK.
For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Fiscal year ended March 31, 2013
Commodity forward contracts	Cost of Sales	$(7,284)	Cost of Sales	$—
Foreign currency forward contracts	Cost of Sales	(30)	Cost of Sales	—
Fiscal year ended March 31, 2012
Commodity forward contracts	Cost of Sales	$(19,319)	Cost of Sales	$—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
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

approximately 300 employees and is included in the Sporting group. The purchase price allocation was completed in fiscal 2011. Most of the goodwill generated in this acquisition was deductible for tax purposes.
ATK used the acquisition method of accounting to account for this acquisition and, accordingly, Blackhawk's results are included in ATK's consolidated financial statements at the date of acquisition. The purchase price for the acquisition was allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2011 as if the acquisition had occurred at the beginning of fiscal 2011 is not being presented because the acquisition is not material to ATK for that purpose.
ATK made no acquisitions during fiscal 2013 or 2012.
5. Receivables
Receivables, including amounts due under long-term contracts ("contract receivables"), are summarized as follows:

	March 31
	2013	2012
Billed receivables
U.S. Government contracts	$201,455	$241,701
Commercial and other	228,684	215,653
Unbilled receivables
U.S. Government contracts	501,381	447,572
Commercial and other	391,196	448,720
Less allowance for doubtful accounts	(10,143)	(11,648)
Net receivables	$1,312,573	$1,341,998
Receivable balances are shown net of customer progress payments received of $381,503 as of March 31, 2013 and $461,743 as of March 31, 2012.
Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. These amounts include expected additional billable general overhead costs and fees on flexibly priced contracts awaiting final rate negotiations.
In the prior year, the Company classified certain unbilled receivables as long term as they were not expected to be collected within the next fiscal year, however the predominant practice for contractors whose operating cycle exceeds one year is to classify all contract-related assets and liabilities as current so long as those assets and liabilities will be realized within the current operating cycle. Accordingly, the Company determined that it had misclassified certain contract related unbilled receivables in its previously issued Consolidated Balance Sheet as of March 31, 2012. In the accompanying Consolidated Balance Sheet as of March 31, 2012, $312,843 of unbilled receivables previously presented as “Deferred charges and other non-current assets” have now been presented as “Net receivables”.
As of March 31, 2013 and March 31, 2012, the net receivable balance includes contract related unbilled receivables that ATK does not expect to collect within the next fiscal year of $282,068 and $312,843, respectively.
The following is a reconciliation of the changes in ATK's allowance for doubtful accounts during fiscal 2012 and 2013:

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
5. Receivables (Continued)

Balance at April 1, 2011	$9,421
Expense	5,317
Write-offs	(377)
Reversals and other adjustments	(2,713)
Balance at March 31, 2012	11,648
Expense	2,082
Write-offs	(275)
Reversals and other adjustments	(3,312)
Balance at March 31, 2013	$10,143
6. Property, Plant, and Equipment
Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and equipment is depreciated using the double declining balance method at most of ATK's facilities, and using the straight-line method at other ATK facilities. Other depreciable property is depreciated using the straight-line method. Machinery and equipment are depreciated over 1 to 30 years and buildings and improvements are depreciated over 1 to 45 years. Depreciation expense was $94,903 in fiscal 2013, $98,037 in fiscal 2012, and $100,041 in fiscal 2011.
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
Property, plant, and equipment consists of the following:

	March 31
	2013	2012
Land	$37,519	$38,601
Buildings and improvements	314,877	315,179
Machinery and equipment	1,121,997	1,146,284
Property not yet in service	78,530	48,215
Gross property, plant, and equipment	1,552,923	1,548,279
Less accumulated depreciation	(950,603)	(943,781)
Net property, plant, and equipment	$602,320	$604,498
7. Goodwill and Deferred Charges and Other Non-Current Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Aerospace Group	Defense Group	Sporting Group	Total
Balance at April 1, 2011	$676,516	$366,947	$208,073	$1,251,536
Adjustments	—	—	—	—
Balance at March 31, 2012	$676,516	$366,947	$208,073	$1,251,536
Adjustments	—	—	—	—
Balance at March 31, 2013	$676,516	$366,947	$208,073	$1,251,536
The goodwill recorded within Aerospace Group above is presented net of $108,500 of accumulated impairment losses.
Deferred charges and other non-current assets consist of the following:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

	March 31
	2013	2012
Gross debt issuance costs	$21,341	$27,613
Less accumulated amortization	(8,489)	(9,602)
Net debt issuance costs	12,852	18,011
Other intangible assets	109,954	121,001
Parts inventory	10,886	13,032
Environmental remediation receivable	28,254	28,888
Other non-current assets	53,469	47,523
Total deferred charges and other non-current assets	$215,415	$228,455
Included in deferred charges and other non-current assets in the table above is $38,998 of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite and amortizing assets as follows:

	March 31, 2013			March 31, 2012
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	66,060	(13,531)	52,529	$66,060	$(9,062)	$56,998
Patented technology	17,400	(7,230)	10,170	17,400	(4,820)	12,580
Customer relationships and other	34,185	(25,928)	8,257	34,185	(21,760)	12,425
Total	$117,645	$(46,689)	$70,956	$117,645	$(35,642)	$82,003
The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 10.0 years. Amortization expense related to these assets was $11,159 in fiscal 2013, $10,848 in fiscal 2012, and $11,145 in fiscal 2011. ATK expects amortization expense related to these assets to be as follows:

Fiscal 2014	$10,447
Fiscal 2015	9,304
Fiscal 2016	7,707
Fiscal 2017	5,417
Fiscal 2018	5,417
Thereafter	32,664
Total	$70,956
8. Other Accrued Liabilities
The major categories of other current and long-term accrued liabilities are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

8. Other Accrued Liabilities (Continued)

	March 31
	2013	2012
Employee benefits and insurance, including pension and other postretirement benefits	$75,882	$76,646
Warranty	19,669	24,221
Litigation Liability	—	25,500
Interest	1,887	15,293
Environmental remediation	6,847	5,135
Rebate	6,875	6,050
Deferred lease obligation	28,424	27,782
Commodity forward contracts	2,871	6,518
Federal excise tax	22,367	15,338
Other	97,199	105,159
Total other accrued liabilities—current	$262,021	$307,642
Environmental remediation	$49,373	$52,361
Management nonqualified deferred compensation plan	17,409	19,704
Non-current portion of accrued income tax liability	25,400	20,396
Deferred lease obligation	14,342	14,932
Other	19,934	15,609
Total other long-term liabilities	$126,458	$123,002
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

Balance at April 1, 2011	$18,076
Payments made	(142)
Warranties issued	12,646
Changes related to preexisting warranties	(6,359)
Balance at March 31, 2012	24,221
Payments made	(5,712)
Warranties issued	3,387
Changes related to preexisting warranties	(2,227)
Balance at March 31, 2013	$19,669
9. Long-Term Debt
Long-term debt, including the current portion, consisted of the following:

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-Term Debt (Continued)

	March 31, 2013	March 31, 2012
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$340,000	$370,000
Term A Loan due 2017	195,000	—
Revolving Credit Facility due 2015	—	—
6.75% Senior Subordinated Notes due 2016	—	400,000
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	1,084,453	1,319,453
Less: Unamortized discounts	10,576	17,451
Carrying amount of long-term debt	1,073,877	1,302,002
Less: current portion	50,000	30,000
Carrying amount of long-term debt, excluding current portion	$1,023,877	$1,272,002
Senior Credit Facility
In fiscal 2011, ATK entered into a Second Amended and Restated Credit Agreement ("the Senior Credit Facility"), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015. Under the terms of the Senior Credit Facility, ATK exercised its option to increase the Term A Loan by $200,000 (the “Accordion”) during the quarter ended September 30, 2012. Proceeds of the Accordion were used to partially finance the redemption of the 6.75% Notes, as discussed below. Terms of the Accordion are the same as the existing Term A Loan with the exception that it will mature on September 5, 2017, approximately two years after the existing Term A Loan. The Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015. The Accordion is subject to annual principal payments of $10,000 in each of the first and second years and $20,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on September 5, 2017. Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's current credit rating, the current base rate margin is 1.25% and the current Eurodollar margin is 2.25%. The weighted average interest rate for the Term A Loan was 2.45% at March 31, 2013. ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on ATK's current rating, this fee is 0.35% at March 31, 2013. As of March 31, 2013, ATK had no borrowings against its $600,000 Revolving Credit Facility and had outstanding letters of credit of $160,166, which reduced amounts available on the Revolving Credit Facility to $439,834. ATK has had no short term borrowings under its Revolving Credit Facility since the date of issuance. Debt issuance costs of approximately $12,800 are being amortized over the term of the Term A Loan and as a result of the increase in the Term A Loan, ATK recorded $1,458 of deferred financing costs, which are being amortized over the term of the Accordion.
The Senior Credit Facility discussed above replaced the Senior Credit Facility dated March 29, 2007 ("the previous Senior Credit Facility"). The Term A Loan balance associated with the previous Senior Credit Facility was paid off in the second quarter of fiscal 2011 and the remaining deferred debt issuance costs of $936 were written off at that time and included within interest expense. ATK had no short term borrowings on this revolving credit facility during fiscal 2011.
2.75% Convertible Notes due 2011
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
6.75% Notes

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-Term Debt (Continued)

In fiscal 2006, ATK issued $400,000 aggregate principal amount of 6.75% Senior Subordinated Notes ("the 6.75% Notes") that were to mature on April 1, 2016. During the second quarter of fiscal 2013, the Company redeemed these notes. In accordance with the indenture, the redemption price was 102.25% of the principal amount, or $409,000, including a premium of $9,000, plus accrued interest. The transaction resulted in the write-off of the remaining $2,773 of deferred debt issuance costs.
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
3.00% Convertible Notes
In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the 6-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest during the applicable interest period if the average trading price of these notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of these notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.30% of the average trading price of a note during the measuring period. The contingent interest feature is treated as an embedded derivative and the fair value of this feature was insignificant at March 31, 2013 and 2012. ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes into shares of ATK's common stock under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, currently $100.35, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. These notes had an initial conversion rate of 12.5392 shares per $1 principal amount (a conversion price of $79.75). Pursuant to provisions in the indenture requiring adjustment of the conversion rate upon the payment of dividends, the conversion rate for these notes is now 12.9548, which correspondingly has changed the conversion price per share to $77.19. The stock price condition was satisfied during fiscal 2008 and, accordingly, the unamortized debt issuance costs, which were previously being amortized through the first redemption date of these notes, of approximately $3,200 were written off. The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009. The stock price condition was not satisfied during ATK's fourth fiscal quarter of 2013; therefore the remaining principal amount of $199,453 as of March 31, 2013, is classified as long-term. In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. These shares had no impact on diluted shares outstanding for fiscal 2013, 2012, or 2011 as the average stock price did not exceed the conversion price during those years.
The following tables provide additional information about the 3.00% Convertible Notes:

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-Term Debt (Continued)

	March 31, 2013	March 31, 2012
Carrying amount of the equity component	56,849	56,849
Principal amount of the liability component	199,453	199,453
Unamortized discount of liability component	10,576	17,451
Net carrying amount of liability component	188,877	182,002
Remaining amortization period of discount	137	149
Effective interest rate on liability component	7.000%	7.000%
Based on ATK's closing stock price of $72.43 on March 31, 2013, the if-converted value of these notes does not exceed the aggregate principal amount of the notes.
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
Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2014	$50,000
Fiscal 2015	256,953
Fiscal 2016	280,000
Fiscal 2017	20,000
Fiscal 2018	127,500
Thereafter	350,000
Total	$1,084,453
ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 42% and 51% as of March 31, 2013 and March 31, 2012, respectively.
Covenants and Default Provisions
ATK's Senior Credit Facility and the indentures governing the 6.875% Notes and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. As of March 31, 2013, this limit was approximately $788,000. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio. Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2013, ATK was in compliance with the financial covenants.
Cash Paid for Interest on Debt

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-Term Debt (Continued)

Cash paid for interest totaled $68,567 in fiscal 2013, $58,717 in fiscal 2012, and $65,970 in fiscal 2011. Cash received for interest totaled $538 in fiscal 2013, $676 in fiscal 2012, and $560 in fiscal 2011.
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
Pension Plans.    ATK has qualified noncontributory defined benefit pension plans that cover substantially all employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but substantially all do receive an employer contribution through a defined contribution plan, discussed below. On January 31, 2013, the Plans were amended to freeze the current pension formula benefits effective June 30, 2013 and to implement a new cash balance formula applicable to pay and service starting July 1, 2013. As a result of the Plans amendments the projected benefit obligation was reduced by $183,583. The cash balance formula provides each affected employee with pay credits based on the sum of that employee's age plus years of pension service as of December 31 of each calendar year, plus 4% annual interest credits. Prior to the effective date of the amendment, the plans provide either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. ATK funds the plans in accordance with federal requirements calculated using appropriate actuarial methods. Depending on the plan they are covered by, employees generally vest after three or five years.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2013	2012	2013	2012
Obligations and Funded Status
Change in benefit obligation
Benefit obligation at beginning of year	$3,040,424	$2,740,278	$154,555	$164,108
Service cost	64,030	64,710	3	76
Interest cost	144,603	149,284	6,493	7,814
Plan Amendments	(183,583)	—	—	—
Actuarial loss (gain)	210,516	245,115	(4,649)	(4,948)
Benefits paid	(196,197)	(158,963)	(12,874)	(12,495)
Benefit obligation at end of year	$3,079,793	$3,040,424	$143,528	$154,555
Change in plan assets
Fair value of plan assets at beginning of year	$2,154,458	$2,063,906	$56,084	$53,551
Actual return on plan assets	210,544	168,015	4,913	4,221
Retiree contributions	—	—	5,820	6,976
Employer contributions	188,219	81,500	10,553	10,807
Benefits paid	(196,197)	(158,963)	(18,694)	(19,471)
Fair value of plan assets at end of year	$2,357,024	$2,154,458	$58,676	$56,084
Funded status	$(722,769)	$(885,966)	$(84,852)	$(98,471)

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2013	2012	2013	2012
Amounts Recognized in the Balance Sheet
Other accrued liabilities	$(3,597)	$(7,147)	$(4,600)	$(4,939)
Postretirement and postemployment benefits liabilities	—	—	(80,252)	(93,532)
Accrued pension liability	(719,172)	(878,819)	—	—
Net amount recognized	$(722,769)	$(885,966)	$(84,852)	$(98,471)
Accumulated other comprehensive loss (income) related to:
Unrecognized net actuarial losses	$1,544,282	$1,504,022	$27,237	$36,200
Unrecognized prior service benefits	(184,399)	(1,208)	(34,411)	(42,792)
Accumulated other comprehensive loss (income)	$1,359,883	$1,502,814	$(7,174)	$(6,592)
The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2014 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial losses	$145,891	$2,288
Amortization of prior service benefits	(20,984)	(8,381)
Total	$124,907	$(6,093)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $3,045,140 as of March 31, 2013 and $2,755,331 as of March 31, 2012.

	March 31
	2013	2012
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$3,079,793	$3,040,424
Accumulated benefit obligation	3,045,140	2,755,331
Fair value of plan assets	2,357,024	2,154,458
The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended March 31			Years Ended March 31
	2013	2012	2011	2013	2012	2011
Service cost	$64,030	$64,710	$69,904	$3	$76	$199
Interest cost	144,603	149,284	150,868	6,493	7,814	8,820
Expected return on plan assets	(167,805)	(175,590)	(176,692)	(3,253)	(3,512)	(3,383)
Amortization of unrecognized net loss	124,600	95,934	85,448	2,654	2,972	3,083
Amortization of unrecognized prior service cost	(391)	(381)	(389)	(8,381)	(8,381)	(8,548)
Net periodic benefit cost before special termination benefits cost / curtailment	165,037	133,957	129,139	(2,484)	(1,031)	171
Special termination benefits cost / curtailment	2,915	—	—	—	—	(448)
Net periodic benefit cost	$167,952	$133,957	$129,139	$(2,484)	$(1,031)	$(277)
During fiscal 2013, ATK recorded a settlement expense of $2,915 to recognize the impact of lump sum benefit payments made in the non-qualified supplemental executive retirement plan.
During fiscal 2011, ATK recorded a curtailment gain of $448 to recognize the impact on PRB plans associated with the elimination of future medical and life insurance benefits under a negotiated union contract.
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
Assumptions

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted-Average Assumptions Used to Determine Benefit Obligations as of March 31
Discount rate	4.35%	4.90%	5.60%	3.80%	4.40%	5.00%
Rate of compensation increase:
Union	3.23%	3.26%	3.79%
Salaried	3.49%	3.55%	4.02%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013		2012		2011
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended March 31
Discount rate	4.90%	5.60%	5.90%	4.40%		5.00%		5.35%
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%	5.00%	/	6.00%	/	6.00%	/
				6.25%		7.00%		7.00%
Rate of compensation increase:
Union	3.26%	3.79%	3.84%
Salaried	3.55%	4.02%	4.05%
In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over a long-term time horizon, and ATK's own historical 5-year and 10-year compounded investment returns. The expected long-term rate of return of 7.5% used in fiscal 2013 for the plans was based on an asset allocation range of 30-50% in equity investments, 30-40% in fixed income investments, 5-15% in real estate/real asset investments, 5-27% collectively in hedge fund and private equity investments, and 0-6% in cash investments. The actual return in any fiscal year will likely differ from ATK's assumption, but ATK estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.
Assumed Health Care Cost Trend Rates used to Measure Expected Cost of Benefits

	2014	2013
Weighted average health care cost trend rate	7.60%	7.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2022	2022
Since fiscal 2006, health care cost trend rates have been set specifically for each benefit plan and design. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$326	$(284)
Effect on postretirement benefit obligation	8,552	(7,479)
Plan Assets
Pension.    ATK's pension plan weighted-average asset allocations at March 31, 2013 and 2012, and the target allocations for fiscal 2014, by asset category are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

	Target Range	Actual as of March 31
	2014	2013	2012
Asset Category
Domestic equity	20 - 30%	25.0%	25.8%
International equity	10 - 20%	14.7%	14.7%
Fixed income	30 - 40%	37.8%	37.6%
Real assets	5 - 15%	7.2%	7.2%
Hedge funds/private equity	5 - 27%	12.8%	12.9%
Other investments/cash	0 - 6%	2.5%	1.8%
Total	100%	100%	100%
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
During fiscal 2013, ATK continued implementation of the investment strategy recommended by the asset-liability study conducted during fiscal 2010. The Committee conducted another asset-liability study in fiscal 2013 to update capital market assumptions and incorporate the impact of the plan design change. The results reinforced the emphasis on managing the volatility of pension assets relative to pension liabilities while still achieving a competitive investment return, achieving diversification between and within various asset classes, and managing other risks. In order to manage the volatility between the value of pension assets and liabilities, ATK has maintained an allocation to long-duration fixed income investments. ATK regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Target allocation ranges are guidelines, not limitations, and occasionally due to market conditions and other factors actual asset allocation may vary above or below a target.
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
Fair Value—The following table presents the pension plan investments using the fair value hierarchy discussed in Note 2 as of March 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$36,100	$—	$36,100
U.S. Government securities	283,682	22,281	—	305,963
Corporate debt	—	284,321	—	284,321
Common stock	506,332	—	—	506,332
Partnership/joint venture interest	245	—	578,158	578,403
Other investments	1,062	1,484	—	2,546
Common/collective trusts	—	518,551	—	518,551
Registered investment companies	79,151	—	—	79,151
Value of funds in insurance company accounts	—	44,452	1,205	45,657
Total	$870,472	$907,189	$579,363	$2,357,024
The following table presents the pension plan investments using the fair value hierarchy discussed in Note 2 as of March 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$5,273	$—	$5,273
U.S. Government securities	287,400	—	—	287,400
Corporate debt	—	272,420	—	272,420
Common stock	462,177	—	—	462,177
Partnership/joint venture interest	—	—	526,762	526,762
Other investments	—	815	—	815
Common/collective trusts	—	505,551	—	505,551
Registered investment companies	48,034	—	—	48,034
Value of funds in insurance company accounts		44,748	1,278	46,026
Total	$797,611	$828,807	$528,040	$2,154,458
The following table presents a reconciliation of Level 3 assets held during the year ended March 31, 2013:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

	Common/Collective Trusts	Insurance Contracts	Partnerships/ Joint Ventures
Balance at April 1, 2012	$—	$1,278	$526,762
Realized (losses) gains	—	5	10,229
Net unrealized (losses) gains	—	1	33,985
Net purchases, issuances, and settlements	—	(79)	7,182
Net transfers into (out of) Level 3	—	—	—
Balance at March 31, 2013	$—	$1,205	$578,158
The following table presents a reconciliation of Level 3 assets held during the year ended March 31, 2012:

	Common/Collective Trusts	Insurance Contracts	Partnerships/ Joint Ventures
Balance at April 1, 2011	$—	$1,366	$468,796
Realized (losses) gains	—	(1)	5,145
Net unrealized (losses) gains	—	(5)	9,411
Net purchases, issuances, and settlements	—	(82)	43,410
Net transfers into (out of) Level 3	—	—	—
Balance at March 31, 2012	$—	$1,278	$526,762
There was no direct ownership of ATK common stock included in plan assets as of any of the periods presented.
Other Postretirement Benefits.    ATK's other PRB obligations were 40.9% and 36.3% pre-funded as of March 31, 2013 and 2012, respectively.
Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 40% and 38% of the assets were held in the 401(h) account as of March 31, 2013 and 2012, respectively. The remaining assets are in fixed income investments. ATK's investment objective for the other PRB plan assets is the preservation and safety of capital.
Contributions
During fiscal 2013, ATK contributed $180,000 directly to the pension trust and $8,218 directly to retirees under its supplemental (nonqualified) executive retirement plan. ATK also contributed $10,553 to its other PRB plans. ATK made qualified pension plan trust contributions of $40,000 in April 2013 (fiscal 2014) and $40,000 in March 2013 (fiscal 2013) to meet its legally required minimum contributions for fiscal 2014. ATK also expects to distribute approximately $3,597 directly to retirees under its supplemental executive retirement plans, and contribute approximately $11,962 to its other postretirement benefit plans in fiscal 2014.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

	Pension Benefits	Other Postretirement Benefits
2014	$172,771	$13,134
2015	176,081	12,741
2016	179,049	12,376
2017	185,806	12,113
2018	190,050	11,810
2019 through 2023	1,038,643	51,685
Termination
In the event ATK terminates any of the plans under conditions in which the plan's assets exceed that plan's obligations, U.S. Government regulations require that a fair allocation of any of the plan's assets based on plan contributions that were reimbursed under U.S. Government contracts will be returned to the U.S. Government.
Defined Contribution Plan
ATK also sponsors a defined contribution plan. Participation in this plan is available to substantially all U.S. employees. The defined contribution plan is a 401(k) plan, with an employee stock ownership ("ESOP") feature; to which employees may contribute up to 50% of their pay (highly compensated employees are subject to limitations). Employee contributions are invested, at the employees' direction, among a variety of investment alternatives including an ATK common stock fund. Participants may transfer amounts into and out of the investment alternatives at any time. Any dividends declared on ATK common stock can be either reinvested within the ATK common stock fund or provided as a cash payment. Effective January 1, 2013 employees no longer had the option to invest in the ATK common stock fund. Balances in the fund prior to January 1, 2013 remained in the fund unless distributed or transferred. Effective January 1, 2004, the ATK matching contribution and non-elective contribution to this plan depends on a participant's years of service, pension plan participation, and certain other factors. Participants receive:

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
ATK's contributions to the plan were $37,377 in fiscal 2013, $35,993 in fiscal 2012, and $36,479 in fiscal 2011.
As of March 31, 2013, ATK had approximately 14,000 U.S. employees eligible under the plan. Less than 10% of these employees were covered by collective bargaining agreements ("CBA"). ATK has union-represented employees at four locations. One locations has two separate bargaining units with collective bargaining agreements that both expire in calendar year 2013. The other CBA's expire in 2014, 2015, and 2016.
11. Income Taxes
Income before income taxes and noncontrolling interest is as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Income Taxes (Continued)

	Years Ended March 31
	2013	2012	2011
Current:
US	$392,094	$403,204	$436,026
Non-US	390	3,762	2,648
Income before income taxes and noncontrolling interest	$392,484	$406,966	$438,674
ATK's income tax provision consists of:

	Years Ended March 31
	2013	2012	2011
Current:
Federal	$128,822	$128,651	$95,840
State	7,688	7,176	6,054
Non-US	324	414	51
Deferred:
Federal	(16,009)	7,315	25,486
State	(582)	206	(2,468)
Non-US	—	—	—
Income tax provision	$120,243	$143,762	$124,963
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. This law retroactively extended the federal research and development ("R&D") tax credit from January 1, 2012 through December 31, 2013. The impact of this extension was included in the tax rate for fiscal 2013.
The items responsible for the differences between the federal statutory rate and ATK's effective rate are as follows:

	Years Ended March 31
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	2.6%	2.6%	2.0%
Domestic manufacturing deduction	(2.9)%	(2.6)%	(2.2)%
Estimated nondeductible portion of litigation	—	1.3%	—
Research and development credit	(0.7)%	(0.5)%	(0.9)%
Change in prior year contingent tax liabilities	(3.0)%	(0.2)%	(4.1)%
Impact of non-US operations	—	(0.3)%	(0.2)%
Other	(0.6)%	(0.2)%	(1.0)%
Change in valuation allowance	0.2%	0.2%	(0.1)%
Income tax provision	30.6%	35.3%	28.5%
Deferred Income Taxes—Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated financial statements of financial position as current or noncurrent assets or liabilities based upon the classification of the related assets and liabilities or, if there is no corresponding balance on the balance sheet, the expected period for reversal. As of March 31, 2013 and 2012 the components of deferred tax assets and liabilities were as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Income Taxes (Continued)

	Years Ended March 31
	2013	2012
Deferred tax assets	$805,736	$871,228
Deferred tax liabilities	(599,921)	(630,035)
Valuation allowance	(4,242)	(4,754)
Net deferred tax assets	$201,573	$236,439
As of March 31, 2013 and 2012, the deferred tax assets and liabilities resulted from temporary differences related to the following:

Other comprehensive income provision	$523,288	$574,968
Post retirement benefit obligations	41,079	46,991
Other	37,983	46,208
Other reserves	37,701	37,950
Accruals for employee benefits	36,585	38,159
Contract method of revenue recognition	22,772	19,737
Inventory	15,097	8,943
Pension	(261,057)	(296,455)
Property, plant, equipment	(101,277)	(98,561)
Intangible assets	(78,653)	(71,818)
Debt-related	(67,703)	(64,929)
Valuation allowance	(4,242)	(4,754)
Net deferred income tax asset	$201,573	$236,439
ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. ATK's recorded valuation allowance of $4,242 at March 31, 2013 relates to capital loss carryovers and certain state net operating loss and credit carryforwards that are not expected to be realized before their expiration. The valuation allowance decreased during fiscal 2013 due to a combination of the generation, expiration, and revaluation of certain net operating losses, capital losses, and credits.
The deferred tax assets include $5,271 related to state tax credit carryforwards and $2,342 for state net operating loss carryforwards. These carryforwards expire as follows: $502 through fiscal year 2015, $1,193 in fiscal 2016 through fiscal 2020, $684 in fiscal 2021 through fiscal 2025, and $4,728 in fiscal 2026 through 2030, and $330 in fiscal 2031 through 2035. The remaining $29 as well as alternative minimum tax credits of $147 can be carried forward indefinitely. Additionally the deferred tax assets include $2,535 of capital loss carryforwards which expire through 2018.
ATK has provided for U.S. deferred income taxes in the amount of $696 on undistributed earnings not considered permanently reinvested. However, ATK has not provided for U.S. deferred income taxes or foreign withholding tax on undistributed earnings of $6,799 from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested. It is not practicable to estimate the amount of tax that may be payable upon distribution.
Income taxes paid, net of refunds, totaled $162,673 in fiscal 2013, $116,028 in fiscal 2012, and $141,488 in fiscal 2011.
Unrecognized Tax Benefits—Unrecognized tax benefits consist of the carrying value of ATK's recorded uncertain tax positions as well as the potential tax benefits that could result from other tax positions that have not been recognized in the financial statements under current authoritative guidance. At March 31, 2013, and 2012, unrecognized tax benefits that have not been recognized in the financial statements amounted to $27,760 and $37,906, respectively, of which $21,150 and $30,248, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $518 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $344.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Income Taxes (Continued)

ATK has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year ended March 31, 2013	Year ended March 31, 2012	Year ended March 31, 2011
Unrecognized Tax Benefits—beginning of period	$34,715	$29,532	$37,191
Gross increases—tax positions in prior periods	158	702	733
Gross decreases—tax positions in prior periods	(13,116)	(1,618)	(16,801)
Gross increases—current-period tax positions	5,376	6,493	9,621
Settlements	(1,298)	—	(973)
Lapse of statute of limitations	(178)	(394)	(239)
Unrecognized Tax Benefits—end of period	$25,657	$34,715	$29,532
ATK reports income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2013 and 2012, $1,182 and $2,507 of income tax-related interest and $921 and $684 of penalties were included in accrued income taxes, respectively.
During the second quarter of fiscal 2013, ATK settled the examination of the fiscal 2009 and 2010 tax returns with the Internal Revenue Service ("IRS"). This settlement resulted in the recognition of $11,123 of tax benefits in the second quarter of fiscal 2013. This benefit included the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.
ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2006. The IRS is currently auditing ATK's tax returns for fiscal years 2011 and 2012. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Commitments (Continued)

12. Commitments
ATK leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $79,093 in fiscal 2013, $82,494 in fiscal 2012, and $80,391 in fiscal 2011.
The following table summarizes the operating lease payments expected to be paid in each of the following fiscal years:

Fiscal 2014	$73,089
Fiscal 2015	65,398
Fiscal 2016	57,555
Fiscal 2017	49,134
Fiscal 2018	43,612
Thereafter	139,963
Total	$428,751
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
13. Contingencies (Continued)

Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At March 31, 2013, based on progress to date on certain contracts, there is approximately $27,797 included in unbilled receivables for contract claims.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.8% and 1.0% as of March 31, 2013 and 2012, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2013		March 31, 2012
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(58,965)	$34,190	$(61,227)	$35,638
Unamortized discount	2,745	(1,446)	3,731	(1,925)
Present value amounts (payable) receivable	$(56,220)	$32,744	$(57,496)	$33,713
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. Of the $56,220 discounted liability as of March 31, 2013, $6,847 was recorded within other current liabilities and $49,373 was recorded within other long-term liabilities. Of the $32,744 discounted receivable, ATK recorded $4,490 within other current assets and $28,254 within other non-current assets. As of March 31, 2013, the estimated discounted range of reasonably possible costs of environmental remediation was $56,220 to $83,245.
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
At March 31, 2013, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2014	$2,357
Fiscal 2015	299
Fiscal 2016	304
Fiscal 2017	2,543
Fiscal 2018	2,063
Thereafter	17,209
Total	$24,775
There were no material insurance recoveries related to environmental remediation during any of the periods presented.
14. Stockholders' Equity
ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of March 31, 2013, ATK has authorized up to 3,982,360 common shares under the 2005 Stock Incentive Plan, of which 1,284,231 common shares are available to be granted. No new grants will be made out of the other three plans.
There are four types of awards outstanding under ATK's stock incentive plans: performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards and TSR awards, grant of restricted stock, or exercise of stock options.
As of March 31, 2013, there were up to 477,088 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares,

•
35,852 shares were earned during fiscal 2013 upon achievement of certain financial performance goals, including EPS, for the fiscal 2011 through fiscal 2013 period and were distributed or deferred in May 2013. As other financial performance goals were not met 155,359 shares were forfeited during fiscal 2013.

•
up to 234,834 shares will become payable only upon achievement of certain financial performance goals, including sales, EPS, and return on invested capital for the fiscal 2012 through fiscal 2014 period;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

•	up to 109,046 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2013 through fiscal 2015 period; and

•	up to 97,356 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2014 through fiscal 2016 period.
No shares were distributed or deferred based upon achievement of certain financial performance goals, for the fiscal 2010 through fiscal 2012 period.
As of March 31, 2013, there were up to 49,754 shares reserved for TSR awards for key employees. ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. There were no TSR awards granted during fiscal 2013.The weighted average fair value of TSR awards granted was $38.14 and $40.67 during fiscal 2012 and 2011, respectively. There were no TSR awards granted during fiscal 2012. The weighted average assumptions used in estimating the value of the TSR award were as follows:

	Fiscal 2012	Fiscal 2011
Risk-free rate	1.22%	1.35%
Expected volatility	27.90%	27.7%
Expected dividend yield	1.17%	0.7%
Expected award life	3	3
Of the shares reserved for TSR awards for key employees,

•
No shares were earned during fiscal 2013 as the market conditions stipulated for the fiscal 2011 through 2013 period were not satisfied and as such, 26,000 TSR awards were forfeited during fiscal 2013.

•	49,754 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2012 through 2014 period.
Restricted stock granted to non-employee directors and certain key employees totaled 102,216 shares in fiscal 2013, 215,559 shares in fiscal 2012 and 84,969 shares in fiscal 2011. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of ATK's common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms.
The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The weighted average fair value of options granted was $14.36 and $12.90 during fiscal 2013 and fiscal 2012, respectively. There were no stock options granted in fiscal 2011. The following weighted average assumptions were used for grants:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

	Year ended March 31, 2013	Year ended March 31, 2012
Risk-free rate	1.02%-1.22%	0.82%
Expected volatility	25.87%	25.03%
Expected dividend yield	1.49%-1.90%	1.27%
Expected option life	7 years	7 years
Total pre-tax stock-based compensation expense of $12,025, $6,724, and $9,740 was recognized during fiscal 2013, 2012, and 2011, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $4,661, $2,604, and $3,748 during fiscal 2013, 2012, and 2011, respectively.
A summary of ATK's stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (per option)
Outstanding at March 31, 2010	865,373	$60.56
Granted	—	—
Exercised	(251,406)	54.97
Forfeited/expired	(7,045)	62.32
Outstanding at March 31, 2011	606,922	62.85	1.2	$11.29
Granted	135,661	56.79
Exercised	(107,944)	52.88
Forfeited/expired	(216,517)	65.64
Outstanding at March 31, 2012	418,122	62.02	2.7	—
Granted	114,628	65.32
Exercised	(93,617)	58.34
Forfeited/expired	(176,885)	66.55
Outstanding at March 31, 2013	262,248	$61.72	8.4	$11.47
Options exercisable at:
March 31, 2013	70,145	$61.28	5.2	$13.98
March 31, 2012	282,461	$64.53	0.7	$—
March 31, 2011	601,922	$62.50	1.2	$11.38
The total intrinsic value of options exercised was $505, $1,278, and $5,064 during fiscal 2013, 2012, and 2011, respectively. Total cash received from options exercised was $5,462, $5,709, and $13,819 during fiscal 2013, 2012, and 2011, respectively.
A summary of ATK's performance share award, TSR award, and restricted stock award activity is as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2010	353,480	$80.71
Granted	723,759	70.43
Canceled/forfeited	(94,599)	84.30
Vested	(128,116)	96.30
Nonvested at March 31, 2011	854,524	78.85
Granted	347,287	60.63
Canceled/forfeited	(161,307)	61.79
Vested	(64,263)	69.51
Nonvested at March 31, 2012	976,241	67.08
Granted	213,536	63.17
Canceled/forfeited	(287,326)	69.44
Vested	(144,009)	68.59
Nonvested at March 31, 2013	758,442	$65.42
As of March 31, 2013, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $30,667 and is expected to be realized over a weighted average period of 1.9 years.
Share Repurchases
In fiscal 2012 and 2011 ATK repurchased 742,000 and 0 shares for $49,991 and $0, respectively, under a previously authorized share repurchase program.
On January 31, 2012, ATK's Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During fiscal 2013, ATK repurchased 1,003,938 shares for $59,511.
15. Realignment Obligations
In February 2012, ATK announced that it would begin operating in a three-group structure in fiscal 2013. The 3-group structure maximizes efficiency, reduces cost, supports customer needs, leverages the Company's investments and improves overall agility within its markets. For further discussion, see Note 16. In conjunction with this realignment, ATK incurred realignment charges in the fourth quarter of fiscal 2012. The charges relate primarily to termination benefits offered to employees, asset impairment charges, and costs associated with the closure of certain facilities. The composition of these charges was as follows:

Termination benefits	$7,313
Asset impairment	978
Facility closure and other costs	675
Total	$8,966
The following table summarizes ATK's realignment liability activity during fiscal 2013 and 2012 related to the termination benefits and facility closure and other costs:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
15. Realignment Obligations (Continued)

	Termination Benefits	Asset Impairment	Facility Closure and Other Costs	Total
Balance at April 1, 2011	$—	$—	$—	$—
Expense	7,313	978	675	8,966
Cash paid	—	—	(272)	(272)
Non-cash settlements	(165)	(978)	(378)	(1,521)
Balance at March 31, 2012	$7,148	$—	$25	$7,173
Expense	—	—	—	—
Cash paid	(6,294)	—	(25)	(6,319)
Non-cash settlements	(854)	—	—	(854)
Balance at March 31, 2013	$—	$—	$—	$—
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
16. Operating Segment Information
Effective April 1, 2012, ATK realigned its business structure into three operating groups. These operating segments (“groups”) are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the company for long-term growth and improved profitability. Each group is described below:

•
Aerospace Group, which generated 29% of ATK’s external sales in fiscal 2013, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 45% of ATK’s external sales in fiscal 2013, develops and produces military small, medium, and large caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•	Sporting Group, which generated 26% of ATK’s external sales in fiscal 2013, develops and produces commercial ammunition and accessories and tactical systems.
ATK derives the majority of its sales from contracts with, and prime contractors to, the U.S. Government. ATK's U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government Sales	Percent of sales
2013	$2,931,893	67%
2012	2,922,202	65%
2011	3,281,035	68%
The military small-caliber ammunition contract, which is reported within Defense Group, contributed approximately 14%, 15%, and 15% of total fiscal 2013, 2012 and 2011 sales, respectively. No other single contract contributed more than 10% of ATK's sales in fiscal 2013, 2012, or 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Operating Segment Information (Continued)

No single commercial customer accounted for 10% or more of ATK's total sales during fiscal 2013, 2012, or 2011.
ATK's foreign sales to customers were $437,681 in fiscal 2013, $702,981 in fiscal 2012, and $694,537 in fiscal 2011. During fiscal 2013, approximately 29% of these sales were in Aerospace Group, 46% were in Defense Group, and 25% were in Sporting Group. Sales to no individual country outside the United States accounted for more than 4% of ATK's sales in fiscal 2013. Substantially all of ATK's assets are held in the United States.
The following summarizes ATK's results by segment:

	Year ended March 31, 2013
	Aerospace Group	Defense Group	Sporting Group	Corporate	Total
Sales:
External customers	$1,248,446	$1,957,650	$1,156,049	$—	$4,362,145
Intercompany	19,273	152,021	27,207	(198,501)	—
Total	1,267,719	2,109,671	1,183,256	(198,501)	4,362,145
Capital expenditures	42,758	25,518	23,395	5,218	96,889
Depreciation	41,375	30,055	17,298	6,175	94,903
Amortization of intangible assets	1,466	1,864	7,829	—	11,159
Income before interest, loss on extinguishment of debt, income taxes and noncontrolling interest	144,392	270,498	118,325	(63,572)	469,643
Total assets	1,580,775	1,122,416	803,493	876,326	4,383,010

	Year ended March 31, 2012
	Aerospace Group	Defense Group	Sporting Group	Corporate	Total
Sales:
External customers	$1,347,802	$2,262,777	$1,002,820	$—	$4,613,399
Intercompany	16,432	131,454	21,029	(168,915)	—
Total	1,364,234	2,394,231	1,023,849	(168,915)	4,613,399
Capital expenditures	74,194	18,911	21,742	7,445	122,292
Depreciation	46,061	31,741	16,741	3,494	98,037
Amortization of intangible assets	1,142	1,864	7,842	—	10,848
Income before interest, loss on extinguishment of debt, income taxes and noncontrolling interest	143,817	319,428	91,234	(58,893)	495,586
Total assets	1,539,899	1,193,503	750,622	1,057,722	4,541,746

	Year ended March 31, 2011
	Aerospace Group	Defense Group	Sporting Group	Corporate	Total
Sales:
External customers	$1,432,678	$2,480,033	$929,553	$—	$4,842,264
Intercompany	12,987	96,507	10,914	(120,408)	—
Total	1,445,665	2,576,540	940,467	(120,408)	4,842,264
Capital expenditures	64,916	37,375	25,896	2,014	130,201
Depreciation	38,507	41,165	13,642	6,727	100,041
Amortization of intangible assets	2,454	862	7,829	—	11,145
Income before interest, loss on extinguishment of debt, income taxes and noncontrolling interest	131,011	269,232	128,437	(2,954)	525,726
Total assets	1,400,833	1,092,088	742,359	1,208,565	4,443,845
During fiscal 2013, ATK lost the Radford facility contract and the associated revenue and profit.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Operating Segment Information (Continued)

During fiscal 2012, ATK recognized an $18,000 benefit from a favorable contract resolution on a program within Defense Group.
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
Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense. The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate" and were $20,229, $18,437, and $12,095 for fiscal 2013, 2012, and 2011, respectively.
17. Quarterly Financial Data (Unaudited)
Quarterly financial data is summarized as follows:

	Fiscal 2013 Quarter Ended
	July 1	September 30	December 30	March 31
Sales	$1,082,301	$1,069,787	$1,056,182	$1,153,875
Gross profit	249,622	228,268	219,627	243,352
Net income attributable to Alliant Techsystems Inc.	70,829	65,063	63,175	72,738
Alliant Techsystems Inc.'s earnings per common share:
Basic earnings per share	2.17	2.01	1.95	2.25
Diluted earnings per share	2.16	2.00	1.93	2.23
Cash dividends per share:
Declared	0.20	0.26	0.26	0.26
Paid	0.20	0.20	0.26	0.26

	Fiscal 2012 Quarter Ended
	July 3	October 2	January 1	March 31
Sales	$1,075,255	$1,109,418	$1,117,484	$1,311,242
Gross profit	245,224	261,256	245,804	242,612
Net income attributable to Alliant Techsystems Inc.	71,158	79,991	49,685	61,418
Alliant Techsystems Inc.'s earnings per common share:
Basic earnings per share	2.15	2.45	1.52	1.87
Diluted earnings per share	2.13	2.43	1.51	1.86
Cash dividends per share:
Declared	0.20	0.20	0.20	0.20
Paid	0.20	0.20	0.20	0.20
The sum of the per share amounts for the quarters may not equal the total for the year due to the application of the treasury stock method.
During the first quarter of fiscal 2013, Defense Group recorded gain on the sale of residual assets with the loss of the Radford contract.
During the second quarter of fiscal 2013, the Company redeemed its “6.75% Notes” for $409,000 including a premium of $9,000, plus accrued interest. The transaction resulted in the write-off of the remaining $2,773 of deferred debt issuance costs. ATK also settled the examination of the fiscal 2009 and 2010 tax returns with the Internal Revenue Service (“IRS”). This settlement resulted in the recognition of $11,123 of tax benefits in the second quarter of fiscal 2013. This benefit includes the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.
During the fourth quarter of fiscal 2013, Aerospace Group recognized a gain of $4,206 related to the sale of a non-essential parcel of land.
During the first quarter of fiscal 2012, Aerospace Group recognized a gain of $5,400 related to the sale of a non-essential parcel of land.
During the second quarter of fiscal 2012, ATK recognized an $18,000 benefit from a favorable contract resolution on a program within Defense Group as well as additional costs for strategic growth initiatives.
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
18. Subsequent Events
On May 10, 2013, Alliant Techsystems Inc. (“ATK”) entered into an agreement to acquire Caliber Company, the parent company of Savage Sports Corporation and a portfolio company of Norwest Equity Partners. Under the terms of the transaction, ATK will pay a purchase price of $315,000 in cash subject to a customary working capital adjustment. ATK will finance the acquisition with cash on hand and funds available under its existing credit facility. The closing of the transaction is conditioned upon regulatory approval and other customary closing conditions and is expected to occur by the end of the first quarter of ATK's Fiscal Year 2014.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
ATK's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013 and have concluded that ATK's disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2013, there was no change in ATK's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, ATK's internal control over financial reporting.
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
To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, ATK designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of ATK's internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors ATK's internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that ATK's internal control over financial reporting is effective as of March 31, 2013.
Our internal control over financial reporting as of March 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Mark W. DeYoung
President and Chief Executive Officer

/s/ Neal S. Cohen
Executive Vice President and Chief Financial Officer
May 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:
We have audited the internal control over financial reporting of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2013 of the Company and our report dated May 22, 2013 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE, LLP
Minneapolis, MN
May 22, 2013

ITEM 9B.    OTHER INFORMATION
None.
PART III
The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from ATK's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K. ATK will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2013.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding ATK's directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in ATK's Proxy Statement for the 2013 Annual Meeting of Stockholders. Information regarding ATK's executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.
Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2013 Proxy Statement.
Information regarding ATK's code of ethics (ATK's Business Ethics Code of Conduct), which ATK has adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Business Ethics Code of Conduct in the 2013 Proxy Statement. ATK's Business Ethics Code of Conduct is available on our website at www.atk.com by selecting Investors and then Corporate Governance.
Since the date of ATK's 2012 Proxy Statement, there have been no material changes to the procedures by which security holders may recommend nominees to ATK's Board of Directors.
Information regarding ATK's Audit Committee, including the Audit Committee's financial experts, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2013 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information about compensation of ATK's named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2013 Proxy Statement. Information about compensation of ATK's directors is incorporated by reference from the section entitled Director Compensation in the 2013 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2013 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2013 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Certain Relationships and Related Transactions in the 2013 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance—Director Independence in the 2013 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2013 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   Documents filed as part of this Report
1.     Financial Statements
The following is a list of all of the Consolidated Financial Statements included in Item 8 of Part II
2.     Financial Statement Schedules
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

ALLIANT TECHSYSTEMS INC.
Date: May 22, 2013	By:	/s/ Neal S. Cohen
		Name:	Neal S. Cohen
		Title:	Executive Vice President and Chief Financial Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Mark W. DeYoung
Mark W. DeYoung	President and Chief Executive Officer (principal executive officer), and Director
/s/ Neal S. Cohen
Neal S. Cohen	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
*
Roxanne J. Decyk	Director
*
Martin C. Faga	Director
*
Ronald R. Fogleman	Chairman of the Board
*
April H. Foley	Director
*
Tig H. Krekel	Director
*
Douglas L. Maine	Director
*
Roman Martinez IV	Director
*
Mark H. Ronald	Director
*
William G. Van Dyke	Director

Date: May 22, 2013	*By:	/s/ Scott D. Chaplin
		Name:	Scott D. Chaplin
Attorney-in-fact

ALLIANT TECHSYSTEMS INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2013
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

3(i).3*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (Exhibit 3(i).3 to Form 10-Q for the quarter ended September 28, 2008).

3 (i).4*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 7, 2002 (Exhibit 3(i).4 to Form 10-Q for the quarter ended September 28, 2008).

3 (i).5*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 5, 2008 (Exhibit 3(i).5 to Form 10-Q for the quarter ended September 28, 2008).

3(ii).1*	Bylaws of the Registrant, as Amended and Restated Effective August 1, 2006 (Exhibit 3.1 to Form 8-K dated August 1, 2006).

4.1.1*
Indenture, dated as of March 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A., as trustee, relating to 6.75% Senior Subordinated Notes due 2016 (Exhibit 4.9 to the Registration Statement on Form S-3ASR dated March 2, 2006).

4.1.2*
First Supplemental Indenture, dated as of March 15, 2006, among the Registrant, its subsidiaries and The Bank of New York Trust Company, N.A., relating to 6.75% Senior Subordinated Notes due 2016 (Exhibit 4.12 to Form 8-K dated March 16, 2006).

4.1.3*	Global Security representing the 6.75% Senior Subordinated Notes due 2016, dated March 15, 2006 (Exhibit 4.13 to Form 8-K dated March 16, 2006).

4.1.4*
Second Supplemental Indenture, dated as of September 13, 2010, among the Registrant, as issuer, certain subsidiaries of the Registrant, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.875% Senior Subordinated Notes due 2020 (Exhibit 4.1 to Form 8-K dated September 8, 2010).

4.2.1*
Indenture dated as of August 13, 2004 among the Registrant, as Issuer, the Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee, relating to 3.00% Convertible Senior Subordinated Notes due 2024 (Exhibit 4.1 to Form 10-Q for the quarter ended October 3, 2004).

4.2.2*
First Supplemental Indenture dated as of October 26, 2004 to Indenture, dated as of August 13, 2004 among the Registrant, as Issuer, Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee (Exhibit 4.2 to Form 10-Q for the quarter ended October 3, 2004).

10.1.1*
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
10.1.2*
Incremental Term Facility Supplement (Tranche A), dated September 5, 2012, by and among the Registrant as Borrower, the incremental term loan lenders named therein, Bank of America, N.A. as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger (Exhibit 10.2 to Form 8-K dated September 5, 2012).

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

10.6*#	Description of non-employee Directors' cash and equity compensation ("Director Compensation—Summary Compensation Information" on page 20 of Schedule 14A filed on June 21, 2012).

10.7*#
Non-Employee Director Restricted Stock Award and Stock Deferral Program (as amended and restated October 30, 2007) Under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated October 29, 2007).

10.8*#	Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated as of October 30, 2007 (Exhibit 10.3 to Form 8-K dated October 29, 2007).

10.9*#	Deferred Fee Plan for Non-Employee Directors, as amended and restated October 30, 2007 (Exhibit 10.2 to Form 8-K dated October 29, 2007).

10.10*#	Description of compensation arrangement for Neal S. Cohen, the Registrant's Chief Financial Officer (Item 5.02 of Form 8-K dated January 30, 2012).

10.11*#	Alliant Techsystems Inc. Executive Officer Incentive Plan (As Amended and Restated Effective August 2, 2011) (Exhibit 10.1 to Form 8-K dated August 1, 2011).

10.12.1*#	Alliant Techsystems Inc. 2005 Stock Incentive Plan (As Amended and Restated Effective August 7, 2012) (Exhibit 10.1 to Form 8-K dated August 7, 2012).

10.12.2*#	Form of Non-Qualified Stock Option Agreement (Cliff Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.2 to the Form 10-K for the year ended March 31, 2006).

10.12.3*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the year ended March 31, 2012 (Exhibit 10.13.3 to the Form 10-K for the year ended March 31, 2012 (the "Fiscal 2012 Form 10-K")).

10.12.4*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2011-2013 Performance Period (Exhibit 10.3 to the Form 10-Q for the quarter ended July 4, 2010).

10.12.5*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2012-2014 Performance Period (Exhibit 10.13.7 to the Form 10-K for the year ended March 31, 2011 (the "Fiscal 2011 Form 10-K")).

10.12.6*#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2013-2015 Performance Period (Exhibit 10.13.7 to the Fiscal 2012 Form 10-K).

10.12.7#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2014-2016 Performance Period.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

10.12.8*#
Form of Relative Stockholder Return Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2010-2012 Performance Period (Exhibit 10.14.9 to the Fiscal 2009 Form 10-K).

10.12.9*#
Form of Relative Stockholder Return Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2011-2013 Performance Period (Exhibit 10.4 to the Form 10-Q for the quarter ended July 4, 2010).

10.12.10*#
Form of Relative Stockholder Return Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2012-2014 Performance Period (Exhibit 10.13.10 to the Fiscal 2011 Form 10-K).

10.12.11*#	Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated January 30, 2012).
10.13.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.16.1 to the Form 10-K for the year ended March 31, 2007).

10.13.2*
Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Form 10-K for the year ended March 31, 2002 (the "Fiscal 2002 Form 10-K")).

10.13.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).

10.13.4*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Form 10-K for the year ended March 31, 2004).

10.13.5*#	Amendment No. 4 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.3 to Form 8-K dated January 30, 2007).

10.13.6*#	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.1 to Form 8-K dated February 4, 2005).

10.14.1*#	First Amendment and Restatement of 2000 Stock Incentive Plan effective January 23, 2001 (Exhibit 10.25.1 to the Fiscal 2002 Form 10-K).

10.14.2*#	Amendment 1 to First Amendment and Restatement of 2000 Stock Incentive Plan effective April 24, 2001 (Exhibit 10.25.2 to the Fiscal 2002 Form 10-K).

10.14.3*#	Amendment 2 to First Amendment and Restatement of 2000 Stock Incentive Plan effective January 21, 2002 (Exhibit 10.25.3 to the Fiscal 2002 Form 10-K).

10.14.4*#	Amendment 3 to First Amendment and Restatement of Alliant Techsystems Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 10-Q for the quarter ended October 3, 2004).

10.14.5*#	Amendment 4 to First Amendment and Restatement of Alliant Techsystems Inc. 2000 Stock Incentive Plan (Exhibit 10.2 to Form 8-K dated January 30, 2007).

10.15.1*#	Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated October 29, 2007 (Exhibit 10.6 to Form 8-K dated October 29, 2007).

10.15.2*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).

10.16*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective October 29, 2007 (Exhibit 10.7 to Form 8-K dated October 29, 2007).

10.17*#	Alliant Techsystems Inc. Defined Benefit Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2013 (Exhibit 10.1 to Form 8-K dated January 31, 2013).

10.18*#	Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2013 (Exhibit 10.2 to Form 8-K dated January 31, 2013).

10.19*#	Alliant Techsystems Inc. Income Security Plan, As Amended and Restated, Effective May 3, 2010 (Exhibit 10.1 to Form 8-K dated May 3, 2010).

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

10.20.1*#
Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Form 10-K for the fiscal year ended March 31, 1998 (the "Fiscal 1998 Form 10-K")).

10.20.2*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).

10.21.1*#	Executive Split Dollar Life Insurance Plan (Exhibit 10.9 to the Fiscal 1998 Form 10-K).

10.21.2*#	Split Dollar Life Insurance Agreement (Exhibit 10.9.2 to the Fiscal 1998 Form 10-K).

10.21.3*#	Executive Life Insurance Agreement (Exhibit 10.9.1 to the Fiscal 1998 Form 10-K).

12	Computation of Ratio of Earnings to Fixed Charges.

14*	The Registrant's Business Ethics Code of Conduct (Exhibit 14 to the Fiscal 2012 Form 10-K).

21	Subsidiaries of the Registrant as of March 31, 2013.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.