Form 10-Q
period 2013-06-30
ALLIANT TECHSYSTEMS INC
filed 2013-08-07
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 2, 2013, there were 32,024,529 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	QUARTERS ENDED
(Amounts in thousands except per share data)	June 30, 2013	July 1, 2012
Sales	$1,078,743	$1,082,301
Cost of sales	836,731	832,679
Gross profit	242,012	249,622
Operating expenses:
Research and development	10,425	14,008
Selling	42,764	40,527
General and administrative	63,198	64,399
Income before interest, income taxes, and noncontrolling interest	125,625	130,688
Interest expense	(13,890)	(19,815)
Interest income	67	65
Income before income taxes and noncontrolling interest	111,802	110,938
Income tax provision	39,661	39,997
Net income	72,141	70,941
Less net income attributable to noncontrolling interest	103	112
Net income attributable to Alliant Techsystems Inc.	$72,038	$70,829
Alliant Techsystems Inc. earnings per common share:
Basic	$2.26	$2.17
Diluted	$2.24	$2.16
Cash dividends paid per share	$0.26	$0.20
Alliant Techsystems Inc. weighted-average number of common shares outstanding:
Basic	31,892	32,632
Diluted	32,099	32,741

Net Income (from above)	$72,141	$70,941
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $2,830, and $845	(4,511)	(1,348)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(14,319), and $(12,279)	22,653	19,584
Valuation adjustment for pension and postretirement benefit plans, net of tax (expense) benefit of $0, and $(770)	—	1,229
Change in fair value of derivatives, net of tax benefit of $3,817, and $2,818, respectively	(5,981)	(4,408)
Change in fair value of available-for-sale securities, net of tax benefit of $12, and $57, respectively	(20)	(90)
Total other comprehensive income	$12,141	$14,967

Comprehensive income	84,282	85,908
Less comprehensive income attributable to noncontrolling interest	103	112
Comprehensive income attributable to Alliant Techsystems Inc.	$84,179	$85,796
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	June 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$99,285	$417,289
Net receivables	1,347,638	1,312,573
Net inventories	370,221	315,064
Income tax receivable	—	22,066
Deferred income tax assets	106,259	106,566
Other current assets	50,988	45,174
Total current assets	1,974,391	2,218,732
Net property, plant, and equipment	622,338	602,320
Goodwill	1,411,381	1,251,536
Noncurrent deferred income tax assets	36,639	95,007
Deferred charges and other non-current assets	337,805	215,415
Total assets	$4,382,554	$4,383,010
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$250,000	$50,000
Accounts payable	165,014	337,713
Contract advances and allowances	100,810	119,491
Accrued compensation	94,668	137,630
Accrued income taxes	5,866	—
Other accrued liabilities	287,482	262,021
Total current liabilities	903,840	906,855
Long-term debt	1,013,176	1,023,877
Postretirement and postemployment benefits liabilities	91,632	94,087
Accrued pension liability	679,079	719,172
Other long-term liabilities	125,700	126,458
Total liabilities	2,813,427	2,870,449
Commitments and contingencies (Notes 16)
Common stock—$.01 par value:
Authorized—180,000,000 shares Issued and outstanding—32,097,363 shares at June 30, 2013 and 32,318,295 shares at March 31, 2013	321	323
Additional paid-in-capital	531,575	534,137
Retained earnings	2,547,149	2,483,483
Accumulated other comprehensive loss	(816,163)	(828,304)
Common stock in treasury, at cost—9,458,086 shares held at June 30, 2013 and 9,237,154 shares held at March 31, 2013	(704,250)	(687,470)
Total Alliant Techsystems Inc. stockholders' equity	1,558,632	1,502,169
Noncontrolling interest	10,495	10,392
Total equity	1,569,127	1,512,561
Total liabilities and equity	$4,382,554	$4,383,010
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	QUARTERS ENDED
(Amounts in thousands)	June 30, 2013	July 1, 2012
Operating Activities
Net income	$72,141	$70,941
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	23,143	26,383
Amortization of intangible assets	2,734	2,983
Amortization of debt discount	1,799	1,679
Amortization of deferred financing costs	899	1,011
Deferred income taxes	54	3
Loss on disposal of property	87	140
Share-based plans expense	3,012	3,222
Excess tax benefits from share-based plans	(622)	—
Changes in assets and liabilities:
Net receivables	(868)	(137,889)
Net inventories	(18,208)	(19,068)
Accounts payable	(175,904)	(117,570)
Contract advances and allowances	(18,681)	(783)
Accrued compensation	(46,601)	(22,291)
Accrued income taxes	30,865	38,684
Pension and other postretirement benefits	(12,918)	(105,060)
Other assets and liabilities	3,305	(38,433)
Cash used for operating activities	(135,763)	(296,048)
Investing Activities
Capital expenditures	(29,552)	(23,884)
Acquisition of business, net of cash acquired	(313,963)	—
Proceeds from the disposition of property, plant, and equipment	5,190	2
Cash used for investing activities	(338,325)	(23,882)
Financing Activities
Borrowings on line of credit	200,000	—
Payments made on bank debt	(12,500)	(5,000)
Purchase of treasury shares	(24,322)	(24,997)
Dividends paid	(8,372)	(6,530)
Proceeds from employee stock compensation plans	656	—
Excess tax benefits from share-based plans	622	—
Cash provided by (used for) financing activities	156,084	(36,527)
(Decrease) in cash and cash equivalents	(318,004)	(356,457)
Cash and cash equivalents at beginning of period	417,289	568,813
Cash and cash equivalents at end of period	$99,285	$212,356
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$3,293	$2,654
Noncash financing activity:
Treasury Shares purchased included in other accrued liabilities	$1,140	$—
   See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
For the quarter ended June 30, 2013
Balance, March 31, 2013	32,318,295	$323	$534,137	$2,483,483	$(828,304)	$(687,470)	$10,392	$1,512,561
Comprehensive income				72,038	12,141		103	84,282
Exercise of stock options	11,873	—	(227)	—	—	883	—	656
Restricted stock grants	59,141	—	(4,908)	—	—	4,908	—	—
Share-based compensation	—	—	3,013	—	—	—	—	3,013
Treasury Stock Purchased	(321,596)	—	—	—	—	(24,322)	—	(24,322)
Performance shares issued net of treasury stock withheld	31,608	—	(3,540)	—	—	2,328	—	(1,212)
Tax benefit related to share based plans and other	—	—	2,669	—	—	—	—	2,669
Dividends paid	—	—	—	(8,372)	—	—	—	(8,372)
Employee benefit plans and other	(1,958)	(2)	431	—	—	(577)	—	(148)
Balance, June 30, 2013	32,097,363	$321	$531,575	$2,547,149	$(816,163)	$(704,250)	$10,495	$1,569,127

For the quarter ended July 1, 2012
Balance, March 31, 2012	33,142,408	$332	$537,921	$2,241,711	$(910,598)	$(642,571)	$9,956	$1,236,751
Comprehensive income				70,829	14,967		112	85,908
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	(7,154)	—	(152)	—	—	152	—	—
Share-based compensation	—	—	3,222	—	—	—	—	3,222
Treasury stock purchased	(482,044)	—	—	—	—	(24,997)	—	(24,997)
Performance shares issued net of treasury stock withheld	6,447	—	(794)	—	—	590	—	(204)
Tax benefit related to share based plans and other	—	—	1,716	—	—	—	—	1,716
Dividends paid	—	—	—	(6,530)	—	—	—	(6,530)
Employee benefit plans and other	(4,932)	(5)	617	—	—	(863)	—	(251)
Balance, July 1, 2012	32,654,725	$327	$542,530	$2,306,010	$(895,631)	$(667,689)	$10,068	$1,295,615
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter Ended June 30, 2013
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“fiscal 2013”). Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of June 30, 2013, and its results of operations and cash flows for the quarters ended June 30, 2013 and July 1, 2012.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its fiscal 2013 Annual Report on Form 10-K.

2. New Accounting Pronouncements

On February 5, 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income was issued requiring additional disclosure of items reclassified from other comprehensive income (loss) to net income. This guidance is effective for periods beginning after December 15, 2012 and early application was permitted. ATK has implemented this guidance. Refer to the Note 8 for further detail.
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
Investments in marketable securities—ATK's investments in marketable securities represent investments held in a common collective trust ("CCT") that primarily invests in fixed income securities which are used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Fair Value of Financial Instruments (Continued)

securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities is included within other current assets and deferred charges and other non-current assets on the consolidated balance sheet.
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing and foreign currency risk, ATK periodically utilizes commodity and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 7, ATK has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. No foreign currency derivatives were outstanding as of June 30, 2013.
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
The following table sets forth by level within the fair value hierarchy ATK's financial assets and liabilities that are measured at fair value on a recurring basis:

	As of June 30, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$9,024	$—
Derivatives	—	—	—
Liabilities
Derivatives	$—	$14,965	$—

	As of March 31, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$8,634	$—
Derivatives	—	—	—
Liabilities
Derivatives	$—	$3,530	$—
The following table presents ATK's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of June 30, 2013		As of March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$540,676	$600,776	$538,877	$596,467
Variable rate debt	722,500	720,694	535,000	534,513
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Acquisitions (Continued)

On June 21, 2013, ATK acquired Caliber Company, parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, the company designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. The purchase price was $315,000 net of cash acquired, and is subject to purchase price adjustments expected to be settled in fiscal 2014. ATK believes the acquisition will complement ATK's growing portfolio of leading consumer brands and will allow us to build upon our offerings with Savage's prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage's sales distribution channels, new product development, and sophistication in manufacturing will significantly increase ATK's presence with a highly relevant product offering to distributors, retailers and consumers. Savage employs approximately 600 employees and is included in the Sporting Group. The purchase price allocation will be completed in fiscal 2014. None of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Savage are included in ATK’s consolidated financial statements at the date of acquisition. The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2013 as if the acquisition had occurred at the beginning of fiscal 2013 is not being presented because the acquisition is not material to ATK for that purpose. Subsequent to June 21, 2013, ATK has recorded sales of approximately $6,400 and income before interest, income taxes, and noncontrolling interest of approximately $700 associated with the operations of this acquired business which reflects the expense of a portion of the $9,000 inventory step-up cost.

There were no acquisitions during fiscal 2013.
5. Goodwill and Deferred Charges and Other Non-Current Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Aerospace Group	Defense Group	Sporting Group	Total
Balance, March 31, 2013	$676,516	$366,947	$208,073	$1,251,536
Acquisitions	—	—	159,845	159,845
Balance at June 30, 2013	$676,516	$366,947	$367,918	$1,411,381

The acquisition in the Sporting Group related to the preliminary purchase price allocation for Savage as previously discussed.
The goodwill recorded within Aerospace Group above is presented net of $108,500 of accumulated impairment losses.
Deferred charges and other non-current assets consist of the following:

	June 30, 2013	March 31, 2013
Gross debt issuance costs	$21,341	$21,341
Less accumulated amortization	(9,388)	(8,489)
Net debt issuance costs	11,953	12,852
Other intangible assets	234,619	109,954
Parts inventory	10,757	10,886
Environmental remediation receivable	25,582	28,254
Other non-current assets	54,894	53,469
Total deferred charges and other non-current assets	$337,805	$215,415

Included in deferred charges and other non-current assets in the table above as of June 30, 2013 and March 31, 2013 are $109,197 and $38,998, respectively, of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite and amortizing assets as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
5. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

	June 30, 2013			March 31, 2013
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	$81,360	$(14,665)	$66,695	$66,060	$(13,531)	$52,529
Patented technology	17,400	(7,833)	9,567	17,400	(7,230)	10,170
Customer relationships and other	76,085	(26,925)	49,160	34,185	(25,928)	8,257
Total	$174,845	$(49,423)	$125,422	$117,645	$(46,689)	$70,956

The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 9.5 years. Amortization expense for the quarters ended June 30, 2013 and July 1, 2012 was $2,734 and $2,983, respectively. ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2014	$14,578
Fiscal 2015	18,369
Fiscal 2016	16,772
Fiscal 2017	14,482
Fiscal 2018	14,482
Thereafter	46,739
Total	$125,422
6. Earnings Per Share Data
 Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK's Convertible Senior Subordinated Notes (see Note 12) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS. In computing EPS for the quarter ended June 30, 2013 and July 1, 2012 earnings, as reported for each respective period, is divided by (in thousands):

	Quarters Ended
	June 30, 2013	July 1, 2012
Basic EPS shares outstanding	31,892	32,632
Dilutive effect of stock-based awards	207	109
Diluted EPS shares outstanding	32,099	32,741
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	109,775	159,825
As discussed further in Note 12, contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes due 2024 are not included in diluted EPS for either period presented because ATK’s average stock price during these periods did not exceed the triggering price.
7. Derivative Financial Instruments
ATK is exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials and energy,

•	interest rates, and

•	foreign exchange risks

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Derivative Financial Instruments (Continued)

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
ATK entered into forward contracts for copper and zinc during fiscal 2014 and 2013. The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.
ATK has not entered into any foreign currency forward contracts during fiscal 2014 or 2013. Contracts entered prior to fiscal 2014 were used to hedge forecasted inventory purchases and subsequent payments, or customer receivables, denominated in foreign currencies and were designated and qualified as effective cash flow hedges. Ineffectiveness with respect to forecasted inventory purchases was calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement.
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
As of June 30, 2013, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	32,818,000
Zinc	13,432,000
As of June 30, 2013, ATK had no outstanding foreign currency forward contracts in place.
The table below presents the fair value and location of ATK's derivative instruments designated as hedging instruments in the consolidated balance sheet as of the periods presented.

		Asset Derivatives Fair value as of		Liability Derivatives Fair value as of
	Location	June 30, 2013	March 31, 2013	June 30, 2013	March 31, 2013
Commodity forward contracts	Other current assets / other accrued liabilities	$—	$—	$14,965	$2,871
Commodity forward contracts	Deferred charges and other non-current assets / other long term liabilities	—	—	—	659
Total		$—	$—	$14,965	$3,530
Due to the nature of ATK's business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by ATK.
For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Derivative Financial Instruments (Continued)

	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Quarter ended June 30, 2013
Commodity forward contracts	Cost of Sales	$(967)	Cost of Sales	$(1,637)
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
Quarter ended July 1, 2012
Commodity forward contracts	Cost of Sales	$(1,444)	Cost of Sales	$—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
All derivatives used by ATK during the periods presented were designated as hedging instruments.
During the quarter ended June 30, 2013 there was a loss of $1,637 recognized in earnings as a result of ineffectiveness on forward contracts for copper and zinc. ATK expects that the remaining unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
8. Accumulated Other Comprehensive Income
The components of accumulated OCI, net of income taxes, are as follows:

	June 30, 2013	March 31, 2013
Derivatives	$(8,173)	$(2,192)
Pension and other postretirement benefit liabilities	(808,756)	(826,898)
Available-for-sale securities	766	786
Total accumulated other comprehensive loss	$(816,163)	$(828,304)
The following table summarizes the changes in the balance of accumulated OCI, net of income tax:

	Quarter ended June 30, 2013
	Derivatives	Pension and other Postretirement Benefits	Available for Sale Securities	Total
Beginning of period unrealized gain (loss) in accumulated OCI	$(2,192)	$(826,898)	$786	$(828,304)
Net decrease in fair value of derivatives	(7,570)	—	—	(7,570)
Net losses reclassified from AOCI, offsetting the price paid to suppliers ±	590	—	—	590
Net losses reclassified from AOCI, due to ineffectiveness ±	999	—	—	999
Net actuarial losses reclassified from AOCI #	$—	$22,653	$—	$22,653
Prior service costs reclassified from AOCI #	$—	$(4,511)	$—	$(4,511)
Valuation adjustment for pension and postretirement benefit plans, net of tax (expense) benefit #	$—	$—	$—	$—
Other	$—	$—	$(20)	$(20)
End of period unrealized loss in accumulated OCI	$(8,173)	$(808,756)	$766	$(816,163)
± Amounts related to our derivative instruments that were reclassified from AOCI were recorded as a component of cost of sales for each period presented.
# Amounts related to our pension and other postretirement benefits that were reclassified from AOCI were recorded as a component of net periodic benefit cost for each period presented (Note 13).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
8. Accumulated Other Comprehensive Income (Continued)

	Quarter ended July 1, 2012
	Derivatives	Pension and other Postretirement Benefits	Available for Sale Securities	Total
Beginning of period unrealized gain (loss) in accumulated OCI	$3,455	$(915,010)	$996	$(910,559)
Net decrease in fair value of derivatives	(5,328)	—	—	(5,328)
Net losses reclassified from OCI, offsetting the price paid to suppliers ±	881	—	—	881
Net losses reclassified from OCI, due to ineffectiveness ±	—	—	—	—
Net actuarial losses reclassified from AOCI #	$—	$19,584	$—	$19,584
Prior service costs reclassified from AOCI #	$—	$(1,348)	$—	$(1,348)
Valuation adjustment for pension and postretirement benefit plans, net of tax (expense) benefit #	$—	$1,229	$—	$1,229
Other	$—	$—	$(90)	$(90)
End of period unrealized loss in accumulated OCI	$(992)	$(895,545)	$906	$(895,631)
± Amounts related to our derivative instruments that were reclassified from AOCI were recorded as a component of cost of sales for each period presented.
# Amounts related to our pension and other postretirement benefits that were reclassified from AOCI were recorded as a component of net periodic benefit cost for each period presented (Note 13).

9. Receivables
Receivables, including amounts due under long-term contracts ("contract receivables"), are summarized as follows:

	June 30, 2013	March 31, 2013
Billed receivables	$447,419	$395,309
Unbilled receivables	881,018	892,577
Other	19,201	24,687
Net receivables	$1,347,638	$1,312,573
Receivable balances are shown net of customer progress payments received of $419,209 as of June 30, 2013 and $381,503 as of March 31, 2013.
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
As of June 30, 2013 and March 31, 2013, the net receivable balance includes contract related unbilled receivables that ATK does not expect to collect within the next fiscal year of $280,893 and $282,068, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Inventories
Inventories consist of the following:

	June 30, 2013	March 31, 2013
Raw materials	$128,286	$102,238
Work/Contracts in process	103,980	82,454
Finished Goods	137,955	130,372
Net inventories	$370,221	$315,064
11. Other Liabilities
The major categories of other current and long-term accrued liabilities are as follows:

	June 30, 2013	March 31, 2013
Employee benefits and insurance, including pension and other postretirement benefits	$69,917	$75,882
Warranty	17,502	19,669
Interest	9,339	1,887
Environmental remediation	5,190	6,847
Rebate	20,574	6,875
Deferred lease obligation	29,579	28,424
Commodity forward contracts	14,965	2,871
Federal excise tax	35,093	22,367
Other	85,323	97,199
Total other accrued liabilities—current	$287,482	$262,021
Environmental remediation	$46,736	$49,373
Management nonqualified deferred compensation plan	16,796	17,409
Non-current portion of accrued income tax liability	26,684	25,400
Deferred lease obligation	14,131	14,342
Other	21,353	19,934
Total other long-term liabilities	$125,700	$126,458
ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in ATK's product warranty liability during fiscal 2014:

Balance at March 31, 2013	$19,669
Payments made	(2,313)
Warranties issued	113
Changes related to preexisting warranties	33
Balance at June 30, 2013	$17,502

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

12. Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	June 30, 2013	March 31, 2013
Senior Credit Facility dated October 7, 2010(1):
Term A Loan due 2015	$330,000	$340,000
Term A Loan due 2017	192,500	195,000
Revolving Credit Facility due 2015	200,000	—
6.875% Senior Subordinated Notes due 2020 (2)	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024 (3)	199,453	199,453
Principal amount of long-term debt	1,271,953	1,084,453
Less: Unamortized discounts	8,777	10,576
Carrying amount of long-term debt	1,263,176	1,073,877
Less: current portion	250,000	50,000
Carrying amount of long-term debt, excluding current portion	$1,013,176	$1,023,877
(1) In fiscal 2011, ATK entered into a Second Amended and Restated Credit Agreement ("the Senior Credit Facility"), which is comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015. Under the terms of the Senior Credit Facility, ATK exercised its option to increase the Term A Loan by $200,000 (the “Accordion”) during fiscal year 2013. Proceeds of the Accordion were used to partially finance the redemption of the $400,000 6.75% Senior Subordinated Notes that were to mature in 2016. Terms of the Accordion are the same as the original Term A Loan with the exception that it will mature on September 5, 2017, approximately two years after the original Term A Loan. The original Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015. The Accordion is subject to annual principal payments of $10,000 in each of the first and second years and $20,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on September 5, 2017. Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's current credit rating, the current base rate margin is 1.25% and the current Eurodollar margin is 2.25%. The weighted average interest rate for the Term A Loan and Revolving Credit Facility were 2.45% and 2.44% at June 30, 2013, respectively. ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on ATK's current rating, this fee is 0.35% at June 30, 2013. As of June 30, 2013, ATK had $200,000 of borrowings against its $600,000 Revolving Credit Facility and had outstanding letters of credit of $121,467, which reduced amounts available on the Revolving Credit Facility to $278,533. ATK intends to repay the Revolving Credit Facility borrowings within the next 12 months. Debt issuance costs of approximately $12,800 are being amortized over the term of the Term A Loan, and as a result of the increase in the Term A Loan, ATK recorded $1,458 of deferred financing costs, which are being amortized over the term of the Accordion.
(2) In fiscal 2011, ATK issued $350,000 aggregate principal amount of 6.875% Senior Subordinated Notes ("the 6.875% Notes") that mature on September 15, 2020. These notes are general unsecured obligations. Interest on these notes is payable on March 15 and September 15 of each year. ATK has the right to redeem some or all of these notes from time to time on or after September 15, 2015, at specified redemption prices. Prior to September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to September 15, 2013, ATK may redeem up to 35% of the aggregate principal amount of these notes, at a price equal to 106.875% of their principal amount plus accrued and unpaid interest to the date of

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Long-term Debt (Continued)

redemption, with the proceeds of certain equity offerings. Debt issuance costs of approximately $7,100 related to these notes are being amortized to interest expense over ten years.
(3) In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at June 30, 2013 and March 31, 2013. ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes into shares of ATK’s common stock. These notes had an initial conversion rate of 12.5392 shares per $1 principal amount (a conversion price of $79.75). Pursuant to provisions in the indenture requiring adjustment of the conversion rate upon the payment of dividends, the conversion rate for these notes is now 12.9976, which correspondingly has changed the conversion price per share to $76.94. The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009. The stock price condition was not satisfied during ATK's first fiscal quarter of 2014; therefore, the remaining principal amount of $199,453 as of March 31, 2013 is classified as long-term. These shares had no impact on diluted shares outstanding for the quarters ended June 30, 2013 or July 1, 2012 as the average stock price did not exceed the conversion price during those quarters.
The current authoritative accounting literature requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This provision applies to the convertible debt instrument discussed above.
The unamortized discount is amortized through interest expense into earnings over the expected term of the convertible notes. The following table provides additional information about ATK’s 3.00% Convertible Notes:

	June 30, 2013	March 31, 2013
Carrying amount of the equity component	$56,849	$56,849
Principal amount of the liability component	$199,453	$199,453
Unamortized discount of liability component	$8,777	$10,576
Net carrying amount of liability component	$190,676	$188,877
Remaining amortization period of discount	134	137
Effective interest rate on liability component	7.000%	7.000%
Based on ATK's closing stock price of $82.33 on June 30, 2013, the if-converted value of these notes exceeded the aggregate principal amount of the notes by $13,980.
See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.
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
Scheduled Minimum Loan Payments

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Long-term Debt (Continued)

The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of fiscal 2014	$37,500
Fiscal 2015	256,953
Fiscal 2016 +	480,000
Fiscal 2017	20,000
Fiscal 2018	127,500
Thereafter	350,000
Total	$1,271,953
+ This balance includes $200,000 of borrowings on the Revolving Credit Facility which has been classified as current as ATK intends to repay the balance within the next 12 months.
ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 45% and 42% as of June 30, 2013 and March 31, 2013, respectively.
Covenants and Default Provisions
ATK's Senior Credit Facility and the indentures governing the 6.875% Notes and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. ATK’s 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of June 30, 2013, this limit was approximately $793,000. As of June 30, 2013, the Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio. Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of June 30, 2013, ATK was in compliance with the financial covenants.
Cash Paid for Interest on Debt
Cash paid for interest totaled $3,726 in the quarter ended June 30, 2013, and $16,208 in the quarter ended July 1, 2012.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

13. Employee Benefit Plans
The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Quarters Ended		Quarters Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost	$8,691	$16,007	$2	$1
Interest cost	32,563	36,168	1,302	1,623
Expected return on plan assets	(40,278)	(42,007)	(855)	(813)
Amortization of unrecognized net loss	36,473	31,199	572	663
Amortization of unrecognized prior service cost	(5,246)	(98)	(2,095)	(2,095)
Net periodic benefit cost before special termination benefits cost / curtailment	32,203	41,269	(1,074)	(621)
Special termination benefits cost / curtailment	—	2,000	—	—
Net periodic benefit cost	$32,203	$43,269	$(1,074)	$(621)
During the quarter ended July 1, 2012 , ATK recorded a settlement expense of $2,000 to recognize the impact of lump sum benefit payments made under the nonqualified supplemental executive retirement plan.
Employer Contributions. During the quarter ended June 30, 2013, ATK contributed $40,000 directly to the pension trust and $1,070 directly to retirees under its nonqualified supplemental executive retirement plan. ATK also contributed $2,760 to its other postretirement benefit plans. ATK anticipates making additional contributions of approximately $2,527 directly to retirees under the nonqualified plan and $9,202 to its other postretirement benefit plans during the remainder of fiscal 2014.
14. Income Taxes
ATK’s provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
The income tax provisions for the quarters ended June 30, 2013 and July 1, 2012 represent effective tax rates of 35.5% and 36.1%, respectively. The decrease in the rate from the prior year quarter reflects the expiration of the federal R&D tax credit in the prior year (which was subsequently extended), partially offset by current year nondeductible acquisition-related costs.
ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2007. The Internal Revenue Service (“IRS”) had completed the audits of ATK through fiscal 2010. The IRS is currently auditing ATK's tax returns for fiscal years 2011 and 2012. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $521 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $346.
15. Stock-Based Compensation
ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
Total pre-tax stock-based compensation expense of $3,012 and $3,222 was recognized during the quarters ended June 30, 2013 and July 1, 2012, respectively.
The total income tax benefit recognized in the income statement for share-based compensation was $1,169 and $1,250 during the quarters ended June 30, 2013 and July 1, 2012, respectively.
ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
15. Stock-based Compensation (Continued)

June 30, 2013, ATK has authorized up to 3,982,360 common shares under the 2005 Stock Incentive Plan, of which 1,362,162 common shares are available to be granted. No new grants will be made out of the other three plans.
There are four types of awards outstanding under ATK's stock incentive plans: performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards and TSR awards, grant of restricted stock, or exercise of stock options.
As of June 30, 2013, there were up to 416,363 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares:

•	up to 221,509 shares will become payable only upon achievement of certain financial performance goals, including sales and return on invested capital for the fiscal 2012 through fiscal 2014 period;

•	up to 102,848 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2013 through fiscal 2015 period; and

•	up to 92,006 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2014 through fiscal 2016 period.
There were 35,852 shares earned during fiscal 2013 upon achievement of certain financial performance goals, including EPS, for the fiscal 2011 through fiscal 2013 period and were distributed or deferred in May 2013. As other financial performance goals were not met, 155,359 shares were forfeited during fiscal 2013.
As of June 30, 2013, there were up to 45,980 shares reserved for TSR awards for key employees. ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. There were no TSR awards granted during the quarter ended June 30, 2013.
Of the shares reserved for TSR awards for key employees,

•	45,980 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2012 through 2014 period.

No shares were earned during fiscal 2013 as the market conditions stipulated for the fiscal 2011 through 2013 period were not satisfied and as such, 26,000 TSR awards were forfeited during fiscal 2013.
Restricted stock granted to non-employee directors and certain key employees totaled 65,973 shares during the quarter ended June 30, 2013. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of ATK's common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. ATK granted no stock options during the quarter ended June 30, 2013.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
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
On July 30, 2013, Raytheon Company filed a lawsuit against ATK in the Superior Court of the State of Arizona.  The suit involves ATK's longstanding production of rocket motors used in Raytheon's Advanced Medium-Range Air-to-Air Missiles (AMRAAM).  In the filing, Raytheon's primary allegation is that ATK breached certain of the production contracts by not delivering rocket motors.  Raytheon is claiming damages exceeding $100,000. On July 31, 2013, ATK filed a lawsuit against Raytheon in the U.S. District Court of the Eastern District of Virginia.  ATK asserts that Raytheon breached many of the same production contracts affecting our ability to deliver rocket motors based upon defects in the specifications to which ATK is required to adhere, as well as due to certain directives made by Raytheon associated with ATK's allocation of materials used for production.  The lawsuit also requests that the court issue various affirmative findings that Raytheon's actions resulted in a termination of ATK's contracts, and made it impossible ATK to performance under those contracts.  ATK's lawsuit seeks to recover damages exceeding $30,000 suffered due to Raytheon's breach.
ATK disputes the allegations of Raytheon's complaint. Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all currently available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.
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
Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At June 30, 2013, based on progress to date on certain contracts, there is approximately $28,340 included in unbilled receivables for contract claims compared to $27,797 as of March 31, 2013.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.5% and 0.8% as of June 30, 2013 and March 31, 2013, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Contingencies (Continued)

	June 30, 2013		March 31, 2013
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(58,270)	$33,658	$(61,227)	$35,638
Unamortized discount	6,344	(3,308)	3,731	(1,925)
Present value amounts (payable) receivable	$(51,926)	$30,350	$(57,496)	$33,713
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. Of the $51,926 discounted liability as of June 30, 2013, $5,190 was recorded within other current liabilities and $46,736 was recorded within other long-term liabilities. Of the $30,350 discounted receivable, ATK recorded $4,768 within other current assets and $25,582 within other non-current assets. As of June 30, 2013, the estimated discounted range of reasonably possible costs of environmental remediation was $51,926 to $84,930.
ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
17. Share Repurchases
On January 31, 2012, ATK's Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During the quarter ended June 30, 2013, ATK repurchased 321,596 shares for $24,322 compared to 482,044 shares for $25,000 during the quarter ended July 1, 2012.
18. Changes in Estimates
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
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company’s consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $26,010 and $45,693 for the quarters ended June 30, 2013 and July 1, 2012, respectively. The current quarter adjustments were primarily driven by performance improvements as the current contracts for the Lake City Army Ammunition Plant near completion and improved profit expectations for a Space Systems Operations program. The prior year quarter adjustments were primarily driven by greater than expected performance at the Radford facility due to increased production volumes, a gain on the sale of residual assets, and changes in estimates as contracts near completion in energetic and small-caliber systems programs.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

19. Realignment Obligations
In April 2012, ATK commenced operations under a three-group structure. In conjunction with this realignment, ATK incurred realignment charges in the fourth quarter of fiscal 2012. In the quarter ended June 30, 2013, ATK incurred realignment expenses of approximately $2,500 associated with facility rationalization in the Sporting Group. The charges related primarily to termination benefits offered to employees, asset impairment charges, and costs associated with the closure of certain facilities. ATK had no realignment liability as of March 31, 2013 and June 30, 2013. The following table summarizes ATK’s realignment liability activity during fiscal 2013 related to the termination benefits and facility closure and other costs:

	Termination Benefits	Asset Impairment	Facility Closure and Other Costs	Total
For the quarter ended July 1, 2012
Balance at March 31, 2012	$7,148	$—	$25	$7,173
Expense	—	—	—	—
Cash paid	(3,488)	—	—	(3,488)
Non-cash settlements	—	—	—	—
Balance at July 1, 2012	$3,660	$—	$25	$3,685
20. Operating Segment Information
ATK operates its business structure within three operating groups. These operating segments (“groups”) are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability. Each group is described below:

•
Aerospace Group, which generated 28% of ATK’s external sales in the quarter ended June 30, 2013, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 39% of ATK’s external sales in the quarter ended June 30, 2013, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Sporting Group, which generated 33% of ATK’s external sales in the quarter ended June 30, 2013, develops and produces commercial ammunition, accessories and tactical systems, and hunting rifles and shotguns.

The military small-caliber ammunition contract, which is reported within Defense Group, contributed approximately 15% and 16% of total external sales during the quarters ended June 30, 2013 and July 1, 2012, respectively.
The following summarizes ATK's results by segment:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Quarter ended June 30, 2013
	Aerospace Group	Defense Group	Sporting Group	Corporate	Total
Sales:
External customers	$301,614	$421,151	$355,978	$—	$1,078,743
Intercompany	5,574	53,665	2,332	(61,571)	—
Total	307,188	474,816	358,310	(61,571)	1,078,743
Income before interest, income taxes and noncontrolling interest	37,086	62,088	44,117	(17,666)	125,625
Total assets	$1,550,187	$1,103,397	$1,288,134	$440,836	$4,382,554

	Quarter ended July 1, 2012
	Aerospace Group	Defense Group	Sporting Group	Corporate	Total
Sales:
External customers	$294,656	$514,479	$273,166	$—	$1,082,301
Intercompany	5,286	31,691	5,798	(42,775)	—
Total	299,942	546,170	278,964	(42,775)	1,082,301
Income before interest, income taxes and noncontrolling interest	$34,950	$91,361	$20,794	$(16,417)	$130,688

	Year ended March 31, 2013
	Aerospace Group	Defense Group	Sporting Group	Corporate	Total
Total assets	$1,580,775	$1,122,416	$803,493	$876,326	$4,383,010
Certain administrative functions are primarily managed by ATK at the corporate headquarters ("Corporate"). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, pension and postretirement benefits, environmental liabilities, strategic growth costs, and income taxes.
Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense. The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate" and were $4,687 and $4,103, for the quarters ended June 30, 2013 and July 1, 2012, respectively.

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

•	reductions or changes in NASA or U.S. Government military spending and budgetary policies, including impacts of sequestration under the Budget Control Act of 2011, and sourcing strategies,

•	intense competition,

•	increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

•	changes in cost and revenue estimates and/or timing of programs,

•	the potential termination of U.S. Government contracts and the potential inability to recover termination costs,

•	reduction or change in demand for commercial ammunition and firearms, including the risk that placed orders exceed actual customer requirements,

•	risks associated with expansion into commercial markets,

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates,

•	greater risk associated with international business,

•	other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

•	costs of servicing ATK's debt, including cash requirements and interest rate fluctuations,

•	security threats, including cybersecurity and other industrial and physical security threats, and other disruptions,

•	supply, availability, and costs of raw materials and components, including commodity price fluctuations,

•	government laws and other rules and regulations applicable to ATK, such as procurement and import-export control, and federal and state firearms and ammunition regulations,

•	the novation of U.S. Government contracts,

•	performance of ATK's subcontractors,

•	development of key technologies and retention of a qualified workforce,

•	fires or explosions at any of ATK's facilities,

•	environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

•	impacts of financial market disruptions or volatility to ATK's customers and vendors,

•	results of acquisitions or other transactions, and costs incurred for pursuits and proposed acquisitions that have not yet or may not close,

•	unanticipated changes in the tax provision or exposure to additional tax liabilities, and

•	the costs and ultimate outcome of litigation matters and other legal proceedings.
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact ATK's business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Additional information regarding these factors may be contained in ATK's subsequent filings with the Securities and Exchange Commission, including Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
Executive Summary
ATK is an aerospace, defense, and commercial products company and supplier of products to the U.S. Government, allied nations, and prime contractors. ATK is also a major supplier of ammunition, rifles and shotguns, and related accessories to commercial customers and law enforcement agencies. ATK is headquartered in Arlington, Virginia and has operating locations throughout the United States, Puerto Rico, and internationally.
As of June 30, 2013, ATK operated in three business segments. These operating segments are defined based on the reporting and review process used by ATK's chief executive officer and other management. As of June 30, 2013, ATK's three operating groups were:

•
Aerospace Group, which generated 28% of ATK's external sales in the quarter ended June 30, 2013, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services. Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets. Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 39% of ATK's external sales in the quarter ended June 30, 2013, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Sporting Group, which generated 33% of ATK's external sales in the quarter ended June 30, 2013, develops and produces commercial ammunition, accessories and tactical systems, and hunting rifles and shotguns.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2014 financial results included the following:
Financial highlights for the quarter ended June 30, 2013

•	Quarterly sales of $1.1 billion.

•	Diluted earnings per share of $2.24.

•
Orders for the quarter ended June 30, 2013 of $1.4 billion compared to $1.1 billion in the quarter ended July 1, 2012. Orders include strong orders in ATK's Sporting Group, which are cancelable and may not be indicative of future sales, as ATK believes there may have been a number of ammunition orders placed that exceeds actual customer requirements.

•
Total backlog of $8.5 billion at June 30, 2013 compared to $6.1 billion at July 1, 2012. Backlog includes orders within the Sporting Group which are cancelable, and ATK believes there may have been a number of ammunition orders placed that exceeds actual customer requirements.

•
Income before interest, income taxes, and noncontrolling interest as a percentage of sales was 11.6% and 12.1% for the quarters ended June 30, 2013 and July 1, 2012, respectively. The prior year rate reflects the increased production volume and gain on sale of residual assets as a result of the loss of the Radford facility management contract.

•
The decrease in the current period tax rate to 35.5% from 36.1% in the quarter ended July 1, 2012 is primarily due the expiration of the federal R&D tax credit in the prior year (which was subsequently extended), partially offset by current year nondeductible acquisition-related costs.

•	On June 21, 2013, ATK acquired Caliber Company, the parent company of Savage Sports Corporation, for $315,000 in cash, net of cash acquired, and subject to a customary working capital adjustment.

•	On June 21, 2013, ATK borrowed $200,000 against its $600,000 Revolving Credit Facility to fund the purchase of Savage.

•	On May 1, 2013, ATK’s Board of Directors declared a quarterly cash dividend of $0.26 per share to stockholders of record on June 3, 2013. The dividend was paid on June 27, 2013.

Notable events

•	During the quarter ended June 30, 2013, ATK repurchased 321,596 shares for $24,322

•	On July 31, 2013, ATK’s Board of Directors declared a quarterly cash dividend of $0.26 per share, payable on September 26, 2013, to stockholders of record on September 4, 2013.

•	ATK's Board of Directors appointed Jay Tibbets Senior Vice President and President Sporting Group effective July 31, 2013.

•	ATK's Board of Directors appointed Stephen Nolan Senior Vice President Strategy and Business Development effective July 31, 2013.
Outlook
Government Funding—ATK is dependent on funding levels of the U.S. Department of Defense ("DoD") and NASA.
In August 2011, the Budget Control Act (“the Act”) reduced the DoD top line budget by approximately $490 billion over 10 years starting in fiscal year 2012. In January 2013, the “American Taxpayer Relief Act of 2012” was enacted triggering further budget cuts (or sequestration) as outlined in the Act beginning in March 2013. This would lead to additional reductions of approximately $500 billion from the defense top line budget over the next nine years, resulting in aggregate reductions of about $1 trillion through 2021. Congress and the Administration have been unable to reach a broader fiscal agreement that would amend the Budget Control Act, and in March of 2013 passed the FY13 Appropriations Act, triggering sequestration. In June, the DoD Comptroller issued guidance on the specific level of reductions required by each department and agency for each program and the funding sources available. For GFY13, the total reduction required in the DoD accounts is $37 billion. The NASA budget is under similar sequestration pressure but has greater flexibility to manage the reductions across the portfolio. In addition, the DoD has taken the position that any additional reductions in GFY14 would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs.  Given the uncertainty regarding how the Congress will reduce the U.S. deficit, the lack of specifics on if, or how, sequestration cuts will be implemented in GFY14, and how these same factors will be decided as Congress considers the GFY 2014 budget, we are unable to predict the impact, which could be material, on our programs or financial outlook beyond FY14, including our revenues, operating earnings and margins, cash flow, orders and backlog and recovery of long-lived assets.
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

Critical Accounting Policies
ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2013 (“fiscal 2013”). The accounting policies used in preparing ATK’s interim fiscal 2014 consolidated financial statements are the same as those described in ATK’s Annual Report.
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
More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
Results of Operations
The following information should be read in conjunction with ATK's consolidated financial statements. The key performance indicators that ATK's management uses in managing the business are sales, income before interest and income taxes, and cash flows.
Group total net Sales, Cost of Sales, and Income before Interest, Income Taxes, and Noncontrolling Interest include intergroup sales and profit. Corporate and Eliminations includes intergroup sales and profit eliminations and corporate expenses.
Acquisitions

On June 21, 2013, ATK acquired Caliber Company, parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, the company designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. The purchase price was $315,000 net of cash acquired, and is subject to purchase price adjustments expected to be settled in fiscal 2014. ATK believes the acquisition will complement ATK's growing portfolio of leading consumer brands and will allow us to build upon our offerings with Savage's prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage's sales distribution channels, new product development, and sophistication in manufacturing will significantly increase ATK's presence with a highly relevant product offering to distributors, retailers and consumers. Savage employs approximately 600 employees and is included in the Sporting Group. The purchase price allocation will be completed in fiscal 2014.  None of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Savage are included in ATK’s consolidated financial statements at the date of acquisition. The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2013 as if the acquisition had occurred at the beginning of fiscal 2013 is not being presented because the acquisition is not material to ATK for that purpose. Subsequent to June 21, 2013 ATK has recorded sales of approximately $6,400 and income before interest, income taxes, and noncontrolling interest of approximately $700 associated with the operations of this acquired business.

There were no acquisitions during fiscal 2013.
Sales
The military small-caliber ammunition contract, which is reported within Defense Group, contributed approximately 15% and 16% of total external sales during the quarters ended June 30, 2013 and July 1, 2012, respectively.

The following is a summary of each operating segment's sales:

	Quarters Ended
	June 30, 2013	July 1, 2012	$ Change	% Change
Aerospace Group	$307,188	$299,942	$7,246	2.4%
Defense Group	474,816	546,170	(71,354)	(13.1)%
Sporting Group	358,310	278,964	79,346	28.4%
Eliminations	(61,571)	(42,775)	(18,796)	43.9%
Total external sales	$1,078,743	$1,082,301	$(3,558)	(0.3)%
The fluctuation in sales was driven by the program-related changes within the operating segments as described below.
Aerospace Group.    The increase in sales was driven by an $11,400 increase in Space Components Division sales volumes due to increased production across multiple programs. This decrease was partially offset by a decrease in Space Systems Operations due to completion of the Space Shuttle Program.
Defense Group.    The decrease in sales was driven by:

•	a decrease of $49,200 in Missile Products driven by the loss of the Radford facility management contract, and

•	a decrease of $27,700 in Armament Systems driven by lower volumes on medium-caliber ammunition programs, and completion of programs.
Sporting Group.    The increase in sales was driven by:

•
a $76,400 increase in ammunition and accessories products driven by increased volume and previously announced price increases for ammunition, partially offset by a reduction in military accessories due to completion of programs, and

•	an increase of $6,400 due to the acquisition of Savage.
Corporate. The increase in intergroup eliminations is due to increased intergroup sales within the Defense Group.
Cost of Sales
The following is a summary of each operating segment's cost of sales:

	Quarters Ended
	June 30, 2013	July 1, 2012	$ Change	% Change
Aerospace Group	$241,934	$230,920	$11,014	4.8%
Defense Group	369,327	404,695	(35,368)	(8.7)%
Sporting Group	274,439	223,172	51,267	23.0%
Corporate/Eliminations	(48,969)	(26,108)	(22,861)	87.6%
Total cost of sales	$836,731	$832,679	$4,052	0.5%
The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Aerospace Group.    The increase in cost of sales was driven by a $12,900 increase in Space Components Division due to increased production across multiple programs.
Defense Group.    The decrease in cost of sales was driven by:

•	a decrease of $19,500 in Missile Products driven by the loss of the Radford facility management contract, and

•	a $17,900 decrease in Armament Systems driven by lower volumes on medium-caliber ammunition programs and completion of programs.
Sporting Group.    The increase in cost of sales was driven by:

•
a $46,600 increase in ammunition and accessories products driven by an increase in ammunition sales volume, and facility rationalization costs partially offset by product mix and a reduction in military accessories due to completion of programs, and

•	a $4,700 increase due to the acquisition of Savage.
Corporate. The increase in cost of sales was driven increased intercompany transaction eliminations partially offset by lower pension expense.
Operating Expenses

	Quarters Ended
	June 30, 2013	As a % of Sales	July 1, 2012	As a % of Sales	$ Change
Research and development	$10,425	1.0%	$14,008	1.3%	$(3,583)
Selling	42,764	4.0%	40,527	3.7%	2,237
General and administrative	63,198	5.9%	64,399	6.0%	(1,201)
Total	$116,387	10.9%	$118,934	11.0%	$(2,547)
Operating expenses decreased by $2,547 from the prior year period. Research and development costs decreased from the prior year period due to timing of expenditures in Space Systems Operations. Selling expenses increased primarily due to increased commissions as result of increased sales in the Sporting Group. General and administrative costs decreased due to cost management.
Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarters Ended
	June 30, 2013	July 1, 2012	Change
Aerospace Group	$37,086	$34,950	$2,136
Defense Group	62,088	91,361	(29,273)
Sporting Group	44,117	20,794	23,323
Corporate/Eliminations	(17,666)	(16,417)	(1,249)
Total	$125,625	$130,688	$(5,063)
The decrease in income before interest, income taxes, and noncontrolling interest was due to decreased sales. Significant changes within the operating segments are also described below.
Aerospace Group.    The increase was driven by improved profit expectations for a Space Systems Operations program.
Defense Group.    The decrease is due to the lack of a gain on the sale of residual assets as a result of the loss of the Radford facility management contract, partially offset by performance improvements as the current contracts for the Lake City Army Ammunition Plant near completion.
Sporting Group.    The increase primarily reflects higher sales volumes and prices, as well as product mix. This is partially offset by lower military accessories sales and facility rationalization costs.
Corporate.    The income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS), and the elimination of intercompany profits. The change from the prior year is driven by acquisition related costs and increased intercompany transaction eliminations, partially offset by lower pension expenses.
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

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company’s consolidated financial position or annual results of operations. During the quarters ended June 30, 2013 and July 1, 2012, the Company recognized favorable operating income adjustments of $57,927 and $85,692, and unfavorable operating income adjustments of $31,917 and $39,999, respectively. The current quarter adjustments were primarily driven by performance improvements as the current contracts for the Lake City Army Ammunition Plant near completion and improved profit expectations for a Space Systems Operations program. The prior year quarter adjustments were primarily driven by greater than expected performance at the Radford facility due to increased production volumes, a gain on the sale of residual assets, and changes in estimates as contracts near completion in energetic and small-caliber systems programs.
Net Interest Expense
Net interest expense for the quarter ended June 30, 2013 was $13,823, a decrease of $5,927 compared to $19,750 in the comparable quarter of fiscal 2013. The decrease was primarily due to a decrease in the average amount of debt outstanding and a lower weighted average interest rate.
Income Tax Provision

	Quarters Ended
	June 30, 2013	Effective Rate	July 1, 2012	Effective Rate	$ Change
Income tax provision	$39,661	35.5%	$39,997	36.1%	$(336)
ATK’s provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
The income tax provisions for the quarters ended June 30, 2013 and July 1, 2012 represent effective tax rates of 35.5% and 36.1%, respectively. The decrease in the rate from the prior year quarter reflects the expiration of the federal R&D tax credit in the prior year (which was subsequently extended), partially offset by current year nondeductible acquisition-related costs.
ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2007. The Internal Revenue Service (“IRS”) had completed the audits of ATK through fiscal 2010. The IRS is currently auditing ATK's tax returns for fiscal years 2011 and 2012. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $521 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $346.
Net Income Before Noncontrolling Interest
Net income before noncontrolling interest for the quarter ended June 30, 2013 was $72,141, an increase of $1,200 compared to $70,941 in first quarter of fiscal 2013. This increase was driven by a $7,610 decrease in gross profit, a $2,547 decrease in operating expenses, and a decrease of $5,927 in net interest expense over the prior year.
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
Cash Flow Summary
Following ATK’s normal profile, cash from operations was negative for the first quarter. Cash flows used for operations included the impact of a reduction in pension contributions of $100,000 over the prior year, the lack of a LUU flare settlement payment in the prior year, and decreased working capital, primarily due to the timing of payments and collections. Capital expenditures in the quarter were $29,553.
ATK's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows for the quarters ended June 30, 2013 and July 1, 2012 are summarized as follows:

	June 30, 2013	July 1, 2012
Cash flows used for operating activities	$(135,763)	$(296,048)
Cash flows used for investing activities	(338,325)	(23,882)
Cash flows provided by (used for) financing activities	156,084	(36,527)
Net cash flows	$(318,004)	$(356,457)
Operating Activities.
Net cash used for operating activities decreased $160,285 compared to the prior year period. This decrease was driven by a $100,000 reduction in funding payment to the pension trust from $140,000 in the prior year to $40,000 during the current year, the lack of a $25,500 payment for the LUU flare settlement that was recorded in fiscal 2013, and decrease of approximately $62,000 less cash required to fund working capital primarily driven by timing of collections and payments.
Cash used for working capital is defined as net receivables plus net inventories, less accounts payables and contract advances.
Investing Activities.
Net cash used for investing activities increased $314,443, primarily due to the acquisition of Savage.
Financing Activities.
Net cash provided by financing activities increased $192,611 as compared to a use of cash in fiscal 2013. This increase was due to the borrowing of $200,000 on the Revolving Credit Facility to fund the acquisition of Savage.
Liquidity
In addition to ATK's normal operating cash requirements, the Company's principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends, and any strategic acquisitions. ATK's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK's debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility and payment of the short-term debt obligation, as discussed further below. ATK's other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances, including potential premium above the principal amount of the notes.
During the fiscal quarter ended June 30, 2013, ATK paid dividends of $0.26 per share totaling $8,372. On July 31, 2013, ATK's Board of Directors declared a quarterly cash dividend of $0.26 per share payable on September 26, 2013, to stockholders of record on September 4, 2013. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that ATK will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
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
Long-Term Debt and Credit Facilities
As of June 30, 2013, ATK had actual total indebtedness of $1,271,953, and the $600,000 Revolving Credit Facility provided for the potential of additional borrowings up to $278,533. There were borrowings of $200,000 under the Revolving Credit Facility as of June 30, 2013, and ATK had outstanding letters of credit of $121,467, which further reduced amounts available under the facility.
ATK's indebtedness at June 30, 2013 consisted of the following:

	June 30, 2013	March 31, 2013
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$330,000	$340,000
Term A Loan due 2017	192,500	195,000
Revolving Credit Facility due 2015	200,000	—
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	1,271,953	1,084,453
Less: Unamortized discounts	8,777	10,576
Carrying amount of long-term debt	1,263,176	1,073,877
Less: current portion	250,000	50,000
Carrying amount of long-term debt, excluding current portion	$1,013,176	$1,023,877
See Note 12 "Long-Term Debt" to the condensed consolidated financial statements in Part I, Item 1 for a detailed discussion of these borrowings.
Senior Credit Facility
In fiscal 2011, ATK entered into a Second Amended and Restated Credit Agreement ("the Senior Credit Facility"), which was comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which mature in 2015. Under the terms of the Senior Credit Facility, ATK exercised its option to increase the Term A Loan by $200,000 (the “Accordion”) during the quarter ended September 30, 2012. Proceeds of the Accordion were used to partially finance the redemption of the $400,000 6.75% Senior Subordinated Notes that were to mature in 2016. Terms of the Accordion are the same as the original Term A Loan with the exception that it will mature on September 5, 2017, approximately two years after the original Term A Loan. The original Term A Loan is subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015. The Accordion is subject to annual principal payments of $10,000 in each of the first and second years and $20,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on September 5, 2017. As of June 30, 2013, ATK had $200,000 in outstanding borrowings under the Revolving Credit Facility.
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
ATK may redeem all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of the Notes on August 15, 2014 and August 15, 2019. Upon such note redemption or repurchase, ATK will also be required to satisfy certain deferred tax liabilities related to the notes. Based on the stock price as of the end of the first quarter, the tax liability is estimated to be about $40,000 if the redemption occurs on August 15, 2014. Holders may also convert their notes at a conversion rate of 12.9976 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $76.94 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.
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

	Senior Leverage Ratio*	Leverage Ratio*	Interest Coverage Ratio†
Requirement	2.50	4.00	3.00
Actual at June 30, 2013	1.19	2.06	10.88
* Not to exceed the required financial ratio
† Not to be below the required financial ratio
The Leverage Ratio is the sum of ATK's total debt plus financial letters of credit divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary non-cash expenses, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Senior Leverage Ratio is the sum of ATK's senior debt plus financial letters of credit divided by Covenant EBITDA. The Interest Coverage Ratio is Covenant EBITDA divided by interest expense (excluding non-cash charges).
Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The indentures governing the 6.875% Notes and the 3.00% Convertible Notes also impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. As of June 30, 2013, ATK was in compliance with the covenants in all of its debt agreements and expects to be in compliance for the foreseeable future.
Share Repurchases
On January 31, 2012, ATK's Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This

share repurchase program replaces the prior program authorized in 2008. During the quarter ended June 30, 2013, ATK repurchased 321,596 shares for $24,322 compared to 482,044 shares for $25,000 in the quarter ended July 1, 2012 .
Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of June 30, 2013, this limit was approximately $793,000. As of June 30, 2013, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.
Shelf Registration.
On September 8, 2010, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue an unspecified aggregate amount of debt and/or equity securities from time to time.
Other Contractual Obligations and Commitments
There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in ATK’s Annual Report on Form 10-K for fiscal 2013.
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
In April 2012, ATK made a payment to settle the claim associated with the LUU flare litigation which was accrued for during fiscal 2012.
On July 30, 2013, Raytheon Company filed a lawsuit against ATK in the Superior Court of the State of Arizona.  The suit involves ATK's longstanding production of rocket motors used in Raytheon's Advanced Medium-Range Air-to-Air Missiles (AMRAAM).  In the filing, Raytheon's primary allegation is that ATK breached certain of the production contracts by not delivering rocket motors.  Raytheon is claiming damages exceeding $100,000. On July 31, 2013, ATK filed a lawsuit against Raytheon in the U.S. District Court of the Eastern District of Virginia.  ATK asserts that Raytheon breached many of the same production contracts affecting our ability to deliver rocket motors based upon defects in the specifications to which ATK is required to adhere, as well as due to certain directives made by Raytheon associated with ATK's allocation of materials used for production.  The lawsuit also requests that the court issue various affirmative findings that Raytheon's actions resulted in a termination of ATK's contracts, and made it impossible ATK to performance under those contracts.  ATK's lawsuit seeks to recover damages exceeding $30,000 suffered due to Raytheon's breach.
ATK disputes the allegations of Raytheon's complaint. Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all currently available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.50% and 0.80% as of June 30, 2013 and March 31, 2013, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	June 30, 2013		July 1, 2012
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(58,270)	$33,658	$(61,227)	$35,638
Unamortized discount	6,344	(3,308)	3,731	(1,925)
Present value amounts (payable) receivable	$(51,926)	$30,350	$(57,496)	$33,713

As of June 30, 2013, the estimated discounted range of reasonably possible costs of environmental remediation was $51,926 to $84,930.
ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.
Other Contingencies. ATK is also subject to a number of other potential risks and contingencies. These risks and contingencies are described in Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
New Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report.
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
ATK, however, has been impacted by increases in the prices of raw materials used in production as well as rising oil and energy costs. In particular, the prices of commodity metals, such as lead, steel, zinc, and copper, continue to be volatile. These prices generally impact our small-caliber ammunition and commercial ammunition businesses.
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
Significant increases in commodities can negatively impact operating results with respect to ATK's firm fixed-price contract to supply the DoD's small-caliber ammunition needs and ATK's sales within commercial ammunition. Depending on market conditions, ATK has entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the four-year small-caliber ammunition supply contract, as well as the new seven-year contract with the U.S. Army by the terms within that contract, which is expected to continue into 2019. ATK has entered into futures contracts and purchase orders for the current expected production requirements for fiscal 2014 for both the small-caliber ammunition supply contract and the production of commercial ammunition, thereby mitigating near term market risk; however, if metal prices exceed pre-determined levels, the Defense and Sporting Groups' operating results could be adversely impacted.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See discussion within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section titled “Inflation and Commodity Price Risk.”
There have been no material changes in ATK’s market risk during the quarter ended June 30, 2013. For additional information, refer to Item 7A of Part II of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2013, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
On July 30, 2013, Raytheon Company filed a lawsuit against ATK in the Superior Court of the State of Arizona.  The suit involves ATK's longstanding production of rocket motors used in Raytheon's Advanced Medium-Range Air-to-Air Missiles (AMRAAM).  In the filing, Raytheon's primary allegation is that ATK breached certain of the production contracts by not delivering rocket motors.  Raytheon is claiming damages exceeding $100 million. On July 31, 2013, ATK filed a lawsuit against Raytheon in the U.S. District Court of the Eastern District of Virginia.  ATK asserts that Raytheon breached many of the same production contracts affecting our ability to deliver rocket motors based upon defects in the specifications to which ATK is required to adhere, as well as due to certain directives made by Raytheon associated with ATK's allocation of materials used for production.  The lawsuit also requests that the court issue various affirmative findings that Raytheon's actions resulted in a termination of ATK's contracts, and made it impossible ATK to performance under those contracts.  ATK's lawsuit seeks to recover damages exceeding $30 million suffered due to Raytheon's breach.
ATK disputes the allegations of Raytheon's complaint. Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all currently available information, that the outcome will not have a material adverse effect on its operating results, financial condition or cash flows. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.
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
ITEM 1A.    RISK FACTORS
While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 describes all known material risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results, and future prospects.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)*
April 1 - April 28	2,387	$65,030	106
April 29 - May 26	14,785	75.46	101
May 27 - June 30	758	79.33	115
Fiscal Quarter Ended June 30, 2013	17,930	$73.46	322	1,410,992

____________________________________________________________
* The maximum number of shares that may yet be purchased under the program was calculated using the ATK closing stock price of $82.33 on June 30, 2013.

(1)	The 17,930 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock and performance shares that were granted under ATK's incentive compensation plans.

(2)
On January 31, 2012, ATK's Board of Directors authorized a new share repurchase program of up to $200 million worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. In the quarter ended June 30, 2013, ATK repurchased 321,596 shares under this program for $24.3 million.

The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK's debt instruments as discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Debt," is incorporated herein by reference.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.1	Amendment No. 1 to Non-Employee Director Restricted Stock Award and Stock Deferral Program

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANT TECHSYSTEMS INC.
Date: August 7, 2013	By:	/s/ Neal S. Cohen
		Name:	Neal S. Cohen
		Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)