Form 10-Q
period 2013-09-29
ALLIANT TECHSYSTEMS INC
filed 2013-11-08
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 4, 2013, there were 31,846,405 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	QUARTERS ENDED		SIX MONTHS ENDED
(Amounts in thousands except per share data)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Sales	$1,142,381	$1,069,787	$2,221,122	$2,152,089
Cost of sales	874,955	841,520	1,711,685	1,674,199
Gross profit	267,426	228,267	509,437	477,890
Operating expenses:
Research and development	11,801	15,914	22,226	29,921
Selling	46,899	39,609	89,664	80,136
General and administrative	60,460	62,187	123,658	126,588
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest	148,266	110,557	273,889	241,245
Interest expense	(15,242)	(18,098)	(29,132)	(37,913)
Interest income	23	123	91	187
Loss on extinguishment of debt	—	(11,773)	—	(11,773)
Income before income taxes and noncontrolling interest	133,047	80,809	244,848	191,746
Income tax provision	40,376	15,640	80,037	55,637
Net income	92,671	65,169	164,811	136,109
Less net income attributable to noncontrolling interest	80	108	183	220
Net income attributable to Alliant Techsystems Inc.	$92,591	$65,061	$164,628	$135,889
Alliant Techsystems Inc. earnings per common share:
Basic	$2.92	$2.01	$5.18	$4.18
Diluted	$2.86	$2.00	$5.10	$4.16
Cash dividends paid per share	$0.26	$0.20	$0.52	$0.40
Alliant Techsystems Inc. weighted-average number of common shares outstanding:
Basic	31,671	32,406	31,781	32,519
Diluted	32,385	32,591	32,256	32,685

Net Income (from above)	$92,671	$65,169	$164,811	$136,109
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $2,790, $841, $5,620, and $1,683	(4,552)	(1,352)	(9,063)	(2,703)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(14,077), $(12,297), and $(28,396) $(24,619)	22,968	19,501	45,694	39,041
Valuation adjustment for pension and postretirement benefit plans, net of tax (expense) benefit of $0, $0, $0, and $(732)	—	—	—	1,268
Change in fair value of derivatives, net of tax benefit (expense) of $(2,097), $(1,971), $1,721 and $847, respectively	3,222	3,073	(2,759)	(1,334)
Change in fair value of available-for-sale securities, net of tax benefit of $52, $91, $64, and $148, respectively	(83)	(142)	(103)	(232)
Total other comprehensive income	$21,555	$21,080	$33,769	$36,040

Comprehensive income	114,226	86,249	198,580	172,149
Less comprehensive income attributable to noncontrolling interest	80	108	183	220
Comprehensive income attributable to Alliant Techsystems Inc.	$114,146	$86,141	$198,397	$171,929
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	September 29, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$112,911	$417,289
Net receivables	1,391,320	1,312,573
Net inventories	392,021	315,064
Income tax receivable	—	22,066
Deferred income tax assets	61,906	106,566
Other current assets	49,965	45,174
Total current assets	2,008,123	2,218,732
Net property, plant, and equipment	625,277	602,320
Goodwill	1,411,831	1,251,536
Noncurrent deferred income tax assets	65,936	95,007
Deferred charges and other non-current assets	334,191	215,415
Total assets	$4,445,358	$4,383,010
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$334,996	$50,000
Accounts payable	216,639	337,713
Contract advances and allowances	110,735	119,491
Accrued compensation	90,574	137,630
Accrued income taxes	16,154	—
Other accrued liabilities	314,632	262,021
Total current liabilities	1,083,730	906,855
Long-term debt	820,000	1,023,877
Postretirement and postemployment benefits liabilities	87,955	94,087
Accrued pension liability	679,633	719,172
Other long-term liabilities	118,429	126,458
Total liabilities	2,789,747	2,870,449
Commitments and contingencies (Notes 16)
Common stock—$.01 par value:
Authorized—180,000,000 shares, Issued and outstanding—31,857,974 shares at September 29, 2013 and 32,318,295 shares at March 31, 2013	319	323
Additional paid-in-capital	535,015	534,137
Retained earnings	2,631,432	2,483,483
Accumulated other comprehensive loss	(794,535)	(828,304)
Common stock in treasury, at cost—9,697,475 shares held at September 29, 2013 and 9,237,154 shares held at March 31, 2013	(727,195)	(687,470)
Total Alliant Techsystems Inc. stockholders' equity	1,645,036	1,502,169
Noncontrolling interest	10,575	10,392
Total equity	1,655,611	1,512,561
Total liabilities and equity	$4,445,358	$4,383,010
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
(Amounts in thousands)	September 29, 2013	September 30, 2012
Operating Activities
Net income	$164,811	$136,109
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	46,442	52,518
Amortization of intangible assets	7,106	5,735
Amortization of debt discount	3,619	3,378
Amortization of deferred financing costs	1,798	1,979
Deferred income taxes	3,577	(5,330)
Loss on extinguishment of debt	—	11,773
Loss on disposal of property	1,581	576
Share-based plans expense	6,308	6,437
Excess tax benefits from share-based plans	(713)	—
Changes in assets and liabilities:
Net receivables	(44,550)	45,251
Net inventories	(40,458)	(40,102)
Accounts payable	(129,474)	(118,345)
Contract advances and allowances	(8,756)	(1,818)
Accrued compensation	(49,880)	(19,965)
Accrued income taxes	27,983	2,181
Pension and other postretirement benefits	13,735	(68,833)
Other assets and liabilities	39,424	(44,332)
Cash provided by (used for) operating activities	42,553	(32,788)
Investing Activities
Capital expenditures	(52,262)	(40,182)
Acquisition of business, net of cash acquired	(313,963)	—
Proceeds from the disposition of property, plant, and equipment	5,363	19
Cash used for investing activities	(360,862)	(40,163)
Financing Activities
Borrowings on line of credit	235,000	—
Repayments of line of credit	(145,000)	—
Payments made on bank debt	(12,500)	(10,000)
Payments made to extinguish debt	—	(409,000)
Proceeds from issuance of long-term debt	—	200,000
Payments made for debt issue costs	—	(1,458)
Purchase of treasury shares	(48,259)	(24,997)
Dividends paid	(16,679)	(13,064)
Proceeds from employee stock compensation plans	656	—
Excess tax benefits from share-based plans	713	—
Cash provided by (used for) financing activities	13,931	(258,519)
Decrease in cash and cash equivalents	(304,378)	(331,470)
Cash and cash equivalents at beginning of period	417,289	568,813
Cash and cash equivalents at end of period	$112,911	$237,343
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$2,775	$1,962
Noncash financing activity:
Treasury Shares purchased included in other accrued liabilities	$1,140	$—
   See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
For the six months ended September 29, 2013
Balance, March 31, 2013	32,318,295	$323	$534,137	$2,483,483	$(828,304)	$(687,470)	$10,392	$1,512,561
Comprehensive income				164,628	33,769		183	198,580
Exercise of stock options	11,873	—	(227)	—	—	883	—	656
Restricted stock grants	74,162	—	(5,969)	—	—	5,969	—	—
Share-based compensation	—	—	6,308	—	—	—	—	6,308
Treasury Stock Purchased	(574,669)	—	—	—	—	(48,259)	—	(48,259)
Performance shares issued net of treasury stock withheld	31,618	—	(3,541)	—	—	2,329	—	(1,212)
Tax benefit related to share based plans and other	—	—	3,934	—	—	—	—	3,934
Dividends paid	—	—	—	(16,679)	—	—	—	(16,679)
Employee benefit plans and other	(3,305)	(4)	373	—	—	(647)	—	(278)
Balance, September 29, 2013	31,857,974	$319	$535,015	$2,631,432	$(794,535)	$(727,195)	$10,575	$1,655,611

For the six months ended September 30, 2012
Balance, March 31, 2012	33,142,408	$332	$537,921	$2,241,711	$(910,598)	$(642,571)	$9,956	$1,236,751
Comprehensive income				135,889	36,040		220	172,149
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	(4,771)	—	(1,334)	—	—	1,334	—	—
Share-based compensation	—	—	6,437	—	—	—	—	6,437
Treasury stock purchased	(482,044)	—	—	—	—	(24,997)	—	(24,997)
Performance shares issued net of treasury stock withheld	17,884	—	(2,174)	—	—	1,635	—	(539)
Tax benefit related to share based plans and other	—	—	2,184	—	—	—	—	2,184
Dividends paid	—	—	—	(13,064)	—	—	—	(13,064)
Employee benefit plans and other	(6,315)	(5)	1,330	—	—	(1,625)	—	(300)
Balance, September 30, 2012	32,667,162	$327	$544,364	$2,364,536	$(874,558)	$(666,224)	$10,176	$1,378,621
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter and Six Months Ended September 29, 2013
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“fiscal 2013”). Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of September 29, 2013, and its results of operations for the quarters and six months ended September 29, 2013 and September 30, 2012, and cash flows for the six months ended September 29, 2013 and September 30, 2012.

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
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing, interest rate risk, and foreign currency risk, ATK periodically utilizes commodity, interest rate, and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 7, ATK has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. During the second quarter of fiscal 2014 ATK entered into three interest rate swaps. These swaps are valued based on the interest rates of the future LIBOR rates and the established fixed rate based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. No foreign currency derivatives were outstanding as of September 29, 2013.
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
The following table sets forth by level within the fair value hierarchy ATK's financial assets and liabilities that are measured at fair value on a recurring basis:

	As of September 29, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$9,703	$—
Derivatives	—	160	—
Liabilities
Derivatives	$—	$9,547	$—

	As of March 31, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$8,634	$—
Derivatives	—	—	—
Liabilities
Derivatives	$—	$3,530	$—
The following table presents ATK's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of September 29, 2013		As of March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$542,496	$638,966	$538,877	$596,467
Variable rate debt	612,500	611,194	535,000	534,513

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

On June 21, 2013, ATK acquired Caliber Company, parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, the company designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. The purchase price was $315,000 net of cash acquired, and is subject to purchase price adjustments expected to be settled in fiscal 2014. ATK believes the acquisition complements ATK's growing portfolio of leading consumer brands and will allow us to build upon our offerings with Savage's prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage's sales distribution channels, new product development, and sophistication in manufacturing will significantly increase ATK's presence with a highly relevant product offering to distributors, retailers and consumers. Savage employs approximately 600 employees and is included in the Sporting Group. The purchase price allocation will be completed in fiscal 2014. None of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Savage are included in ATK’s consolidated financial statements at the date of acquisition. The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2013 as if the acquisition had occurred at the beginning of fiscal 2013 is not being presented because the acquisition is not material to ATK for that purpose. Subsequent to June 21, 2013, ATK has recorded sales of approximately $62,988 for the fiscal year 2014 and $56,607 for the quarter ended September 29, 2013 and income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest of approximately $5,621 for the fiscal year 2014 and $4,921 for the quarter ended September 29, 2013 associated with the operations of this acquired business which reflects the expense of the inventory step-up cost of $9,000 and $7,809 for inventory sold in the six months and quarter ended September 29, 2013, respectively.

There were no acquisitions during fiscal 2013.
5. Goodwill and Deferred Charges and Other Non-Current Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Aerospace Group	Defense Group	Sporting Group	Total
Balance, March 31, 2013	$676,516	$366,947	$208,073	$1,251,536
Acquisitions	—	—	160,295	160,295
Balance at September 29, 2013	$676,516	$366,947	$368,368	$1,411,831

The acquisition in the Sporting Group related to the preliminary purchase price allocation for Savage as previously discussed.
The goodwill recorded within Aerospace Group above is presented net of $108,500 of accumulated impairment losses.
Deferred charges and other non-current assets consist of the following:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
5. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

	September 29, 2013	March 31, 2013
Gross debt issuance costs	$21,341	$21,341
Less accumulated amortization	(10,287)	(8,489)
Net debt issuance costs	11,054	12,852
Other intangible assets	229,847	109,954
Parts inventory	10,510	10,886
Environmental remediation receivable	25,878	28,254
Other non-current assets	56,902	53,469
Total deferred charges and other non-current assets	$334,191	$215,415

Included in deferred charges and other non-current assets in the table above as of September 29, 2013 and March 31, 2013 are $109,197 and $38,998, respectively, of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite and amortizing assets as follows:

	September 29, 2013			March 31, 2013
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	$78,960	$(16,042)	$62,918	$66,060	$(13,531)	$52,529
Patented technology	17,400	(8,435)	8,965	17,400	(7,230)	10,170
Customer relationships and other	78,085	(29,318)	48,767	34,185	(25,928)	8,257
Total	$174,445	$(53,795)	$120,650	$117,645	$(46,689)	$70,956

The gross amount of intangible assets increased from March 31, 2013 due to the acquisition of Savage. The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 9.3 years. Amortization expense for the quarter and six months ended September 29, 2013 was $4,372 and $7,106 respectively. Amortization expense for the quarter and six months ended September 30, 2012 was $2,752 and $5,735, respectively. ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2014	$8,546
Fiscal 2015	16,204
Fiscal 2016	14,607
Fiscal 2017	12,317
Fiscal 2018	12,317
Thereafter	56,659
Total	$120,650
6. Earnings Per Share Data
 Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK's Convertible Senior Subordinated Notes (see Note 12) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS. In computing EPS for the quarter and six months ended September 29, 2013 and September 30, 2012 earnings, as reported for each respective period, is divided by (in thousands):

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
6. Earnings Per Share Data (Continued)

	Quarters Ended		Six months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Basic EPS shares outstanding	31,671	32,406	31,781	32,519
Dilutive effect of stock-based awards	224	185	222	166
Dilutive effect of contingently issuable shares	490	—	253	—
Diluted EPS shares outstanding	32,385	32,591	32,256	32,685
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	3	152	8	152
As discussed further in Note 12, contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes due 2024 are not included in diluted EPS for the three or six months periods ending September 30, 2012 because ATK’s average stock price during these periods did not exceed the triggering price.

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
ATK entered into interest rate swaps in the second quarter of fiscal 2014 whereby we pay a fixed rate on a total notional amount of $300,000 and receive one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during second quarter of fiscal 2014 and determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at September 29, 2013, each outstanding swap agreement was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.
ATK has not entered into any foreign currency forward contracts during fiscal 2014 or 2013. Contracts entered prior to fiscal 2013 were used to hedge forecasted inventory purchases and subsequent payments, or customer receivables, denominated in foreign currencies and were designated and qualified as effective cash flow hedges. Ineffectiveness with respect to forecasted inventory purchases was calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement.
The fair value of the commodity, interest rate, and foreign currency forward contracts are recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated Other Comprehensive Income (Loss) in the financial statements. The gains or losses on the commodity forward contracts are recorded in inventory as the commodities are purchased. The gains or losses on the foreign currency forward contracts are recorded in earnings when the related inventory is sold. The gains or losses on the interest rate swaps are recorded in interest expense when the interest payments are made.
As of September 29, 2013, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	22,861,000
Zinc	9,104,000
As of September 29, 2013, ATK had three outstanding forward starting interest rate swaps on notional amounts of $100,000 each with maturity dates of August 30, 2016, 2017, and 2018. See footnote 12 for additional information.
As of September 29, 2013, ATK had no outstanding foreign currency forward contracts in place.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Derivative Financial Instruments (continued)

The table below presents the fair value and location of ATK's derivative instruments designated as hedging instruments in the consolidated balance sheet as of the periods presented.

		Asset Derivatives Fair value as of		Liability Derivatives Fair value as of
	Location	September 29, 2013	March 31, 2013	September 29, 2013	March 31, 2013
Commodity forward contracts	Other current assets / other accrued liabilities	$160	$—	$6,266	$2,871
Commodity forward contracts	Deferred charges and other non-current assets / other long term liabilities	—	—	—	659
Interest rate contracts	Deferred charges and other non-current assets / other long term liabilities	$—	$—	$3,281	$—
Total		$160	$—	$9,547	$3,530
Due to the nature of ATK's business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by ATK.
For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts, interest rate swaps, and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Quarter ended September 29, 2013
Commodity forward contracts	Cost of Sales	$(642)	Cost of Sales	$—
Interest rate contracts	Interest expense	—	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
Quarter ended September 30, 2012
Commodity forward contracts	Cost of Sales	$(2,518)	Cost of Sales	$—
Interest rate contracts	Interest expense	—	Interest expense	—
Foreign currency forward contracts	Cost of Sales	(30)	Cost of Sales	—

Six months ended September 29, 2013
Commodity forward contracts	Cost of Sales	$(1,608)	Cost of Sales	$(1,637)
Interest rate contracts	Interest expense	—	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
Six months ended September 30, 2012
Commodity forward contracts	Cost of Sales	$(3,962)	Cost of Sales	$—
Interest rate contracts	Interest expense	—	Interest expense	—
Foreign currency forward contracts	Cost of Sales	(30)	Cost of Sales	—
All derivatives used by ATK during the periods presented were designated as hedging instruments.
During the quarter and six months ended September 29, 2013 there was a loss of $0 and $1,637 recognized in earnings as a result of ineffectiveness on forward contracts for copper and zinc. ATK expects that the remaining unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) ("AOCI"), net of income taxes, are as follows:

	September 29, 2013	March 31, 2013
Derivatives	$(4,951)	$(2,192)
Pension and other postretirement benefit liabilities	(790,267)	(826,898)
Available-for-sale securities	683	786
Total accumulated other comprehensive loss	$(794,535)	$(828,304)
The following table summarizes the changes in the balance of AOCI, net of income tax:

	Quarter ended September 29, 2013				Six months ended September 29, 2013
	Derivatives	Pension and other Postretire-ment Benefits	Available for Sale Securities	Total	Derivatives	Pension and other Postretire-ment Benefits	Available for Sale Securities	Total
Beginning of period unrealized gain (loss) in accumulated OCI	$(8,173)	$(808,683)	$766	$(816,090)	$(2,192)	$(826,898)	$786	$(828,304)
Net decrease in fair value of derivatives	2,827	—	—	2,827	(4,743)	—	—	(4,743)
Net losses reclassified from AOCI, offsetting the price paid to suppliers ±	395	—	—	395	985	—	—	985
Net losses reclassified from AOCI, due to ineffectiveness ±	—	—	—	—	999	—	—	999
Net actuarial losses reclassified from AOCI #	—	22,968	—	22,968	—	45,694	—	45,694
Prior service costs reclassified from AOCI #	—	(4,552)	—	(4,552)	—	(9,063)	—	(9,063)
Other	—	—	(83)	(83)	—	—	(103)	(103)
End of period unrealized loss in accumulated OCI	$(4,951)	$(790,267)	$683	$(794,535)	$(4,951)	$(790,267)	$683	$(794,535)
± Amounts related to our derivative instruments that were reclassified from AOCI were recorded as a component of cost of sales for each period presented.
# Amounts related to our pension and other postretirement benefits that were reclassified from AOCI were recorded as a component of net periodic benefit cost for each period presented (Note 13).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
8. Accumulated Other Comprehensive Income (Continued)

	Quarter ended September 30, 2012				Six months ended September 30, 2012
	Derivatives	Pension and other Postretire-ment Benefits	Available for Sale Securities	Total	Derivatives	Pension and other Postretire-ment Benefits	Available for Sale Securities	Total
Beginning of period unrealized gain (loss) in accumulated OCI	$(991)	$(895,553)	$906	$(895,638)	$3,416	$(913,742)	$996	$(909,330)
Net decrease in fair value of derivatives	1,523	—	—	1,523	(3,766)	—	—	(3,766)
Net losses reclassified from OCI, offsetting the price paid to suppliers ±	1,550	—	—	1,550	2,432	—	—	2,432
Net actuarial losses reclassified from AOCI #	—	19,501	—	19,501	—	39,041	—	39,041
Prior service costs reclassified from AOCI #	—	(1,352)	—	(1,352)	—	(2,703)	—	(2,703)
Other	—	—	(142)	(142)	—	—	(232)	(232)
End of period unrealized loss in accumulated OCI	$2,082	$(877,404)	$764	$(874,558)	$2,082	$(877,404)	$764	$(874,558)
± Amounts related to our derivative instruments that were reclassified from AOCI were recorded as a component of cost of sales for each period presented.
# Amounts related to our pension and other postretirement benefits that were reclassified from AOCI were recorded as a component of net periodic benefit cost for each period presented (Note 13).

9. Receivables
Receivables, including amounts due under long-term contracts ("contract receivables"), are summarized as follows:

	September 29, 2013	March 31, 2013
Billed receivables	$457,615	$395,309
Unbilled receivables	915,824	892,577
Other	17,881	24,687
Net receivables	$1,391,320	$1,312,573
Receivable balances are shown net of customer progress payments received of $398,757 as of September 29, 2013 and $381,503 as of March 31, 2013.
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
As of September 29, 2013 and March 31, 2013, the net receivable balance includes contract related unbilled receivables that ATK does not expect to collect within the next fiscal year of $278,876 and $282,068, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Inventories
Inventories consist of the following:

	September 29, 2013	March 31, 2013
Raw materials	$134,836	$102,238
Work/Contracts in process	119,238	82,454
Finished Goods	137,947	130,372
Net inventories	$392,021	$315,064
11. Other Liabilities
The major categories of other current and long-term accrued liabilities are as follows:

	September 29, 2013	March 31, 2013
Employee benefits and insurance, including pension and other postretirement benefits	$79,616	$75,882
Warranty	16,291	19,669
Interest	3,177	1,887
Environmental remediation	5,394	6,847
Rebate	29,501	6,875
Deferred lease obligation	29,333	28,424
Commodity forward contracts	6,266	2,871
Federal excise tax	37,559	22,367
Other	107,495	97,199
Total other accrued liabilities—current	$314,632	$262,021
Environmental remediation	$47,024	$49,373
Management nonqualified deferred compensation plan	17,174	17,409
Non-current portion of accrued income tax liability	14,968	25,400
Deferred lease obligation	13,935	14,342
Other	25,328	19,934
Total other long-term liabilities	$118,429	$126,458
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

Balance at March 31, 2013	$19,669
Payments made	(2,313)
Warranties issued	113
Changes related to preexisting warranties	33
Balance at June 30, 2013	$17,502
Payments made	(2,576)
Warranties issued	1,288
Changes related to preexisting warranties	77
Balance at September 29, 2013	$16,291

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

12. Long-Term Debt

On November 1, 2013, ATK refinanced its existing credit facility and entered into $300,000 in Senior Notes. See footnote 21 for additional detail. As of September 29, 2013, long-term debt, including the current portion, consisted of the following:

	September 29, 2013	March 31, 2013
Senior Credit Facility dated October 7, 2010(1):
Term A Loan due 2015	$330,000	$340,000
Term A Loan due 2017	192,500	195,000
Revolving Credit Facility due 2015	90,000	—
6.875% Senior Subordinated Notes due 2020 (2)	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024 (3)	199,453	199,453
Principal amount of long-term debt	1,161,953	1,084,453
Less: Unamortized discounts	6,957	10,576
Carrying amount of long-term debt	1,154,996	1,073,877
Less: current portion	334,996	50,000
Carrying amount of long-term debt, excluding current portion	$820,000	$1,023,877
(1) In fiscal 2011, ATK entered into a Second Amended and Restated Credit Agreement (the "2010 Senior Credit Facility"), which was comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which were to mature in 2015. Under the terms of the 2010 Senior Credit Facility, ATK exercised its option to increase the Term A Loan by $200,000 (the “Accordion”) during fiscal 2013. Proceeds of the Accordion were used to partially finance the redemption of the $400,000 6.75% Senior Subordinated Notes that were to mature in 2016. Terms of the Accordion were the same as the original Term A Loan with the exception that it was to mature on September 5, 2017, approximately two years after the original Term A Loan. The original Term A Loan was subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015. The Accordion was subject to annual principal payments of $10,000 in each of the first and second years and $20,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on September 5, 2017. Substantially all domestic tangible and intangible assets of ATK and its subsidiaries were pledged as collateral under the 2010 Senior Credit Facility. Borrowings under the 2010 Senior Credit Facility bore interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin was based on ATK's senior secured credit ratings. Based on ATK's credit rating, the base rate margin at September 29, 2013, was 1.25% and the Eurodollar margin was 2.25%. The weighted average interest rate for the Term A Loan, after taking into account the interest rate swaps discussed below was 3.08%, and for Revolving Credit Facility was 2.43% at September 29, 2013. ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on ATK's rating, this fee was 0.35% at September 29, 2013. As of September 29, 2013, ATK had $90,000 of borrowings against its $600,000 Revolving Credit Facility and had outstanding letters of credit of $114,498, which reduced amounts available on the Revolving Credit Facility to $395,502. ATK intends to repay the Revolving Credit Facility borrowings within the next 12 months. Debt issuance costs of approximately $12,800 were being amortized over the term of the Term A Loan, and as a result of the increase in the Term A Loan, ATK recorded $1,458 of deferred financing costs, which were being amortized over the term of the Accordion.
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
(3) In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at September 29, 2013 and March 31, 2013. ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions, holders may also convert their 3.00% Convertible Notes into shares of ATK’s common stock. These notes had an initial conversion rate of 12.5392 shares per $1 principal amount (a conversion price of $79.75). Pursuant to provisions in the indenture requiring adjustment of the conversion rate upon the payment of dividends, the conversion rate for these notes is now 13.0323, which correspondingly has changed the conversion price per share to $76.73. The stock price condition was met during fiscal 2009 and $547 of these notes were converted in fiscal 2009. As the holders of these notes may require ATK to repurchase in cash, for 100% of these notes on August 15, 2014 the remaining principal amount of $199,453 was classified as short-term. The convertible shares had an impact on diluted shares outstanding for the quarter and six month periods ended September 29, 2013 of 490,000 and 253,000, respectively, because ATK's average stock price exceeded the conversion price during those periods. These shares had no impact on the diluted shares outstanding for the quarter and six month period ended September 30, 2012 as the average stock price did not exceed the conversion price during those periods.
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
The unamortized discount is amortized through interest expense into earnings over the expected term of the convertible notes. The following table provides additional information about ATK’s 3.00% Convertible Notes:

	September 29, 2013	March 31, 2013
Carrying amount of the equity component	$56,849	$56,849
Principal amount of the liability component	$199,453	$199,453
Unamortized discount of liability component	$6,957	$10,576
Net carrying amount of liability component	$192,496	$188,877
Remaining amortization period of discount	131	137
Effective interest rate on liability component	7.000%	7.000%
Based on ATK's closing stock price of $98.23 on September 29, 2013, the if-converted value of these notes exceeded the aggregate principal amount of the notes by $55,879.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Long-term Debt (Continued)

Interest Rate Swaps
During the quarter ended September 29, 2013, ATK entered into three floating-to-fixed interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates. As of September 29, 2013, ATK had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(657)	0.87%	0.18%	August 2016
Non-amortizing swap	$100,000	$(1,118)	1.29%	0.18%	August 2017
Non-amortizing swap	$100,000	$(1,506)	1.69%	0.18%	August 2018
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
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
Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of fiscal 2014	$37,500
Fiscal 2015	256,953
Fiscal 2016 +	370,000
Fiscal 2017	20,000
Fiscal 2018	127,500
Thereafter	350,000
Total	$1,161,953
+ This balance includes $90,000 of borrowings on the Revolving Credit Facility which has been classified as current as ATK intends to repay the balance within the next 12 months.
ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 41% and 42% as of September 29, 2013 and March 31, 2013, respectively.
Covenants and Default Provisions
ATK's Senior Credit Facility and the indentures governing the 6.875% Notes and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. ATK’s 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of September 29, 2013, this limit was approximately $808,000. As of September 29, 2013, the 2010 Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Long-term Debt (Continued)

maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio. Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of September 29, 2013, ATK was in compliance with the financial covenants.
Cash Paid for Interest on Debt
Cash paid for interest totaled $22,139 in the six months ended September 29, 2013, and $45,931 in the six months ended September 30, 2012.
13. Employee Benefit Plans
The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$8,691	$16,007	$17,382	$32,015
Interest cost	32,563	36,145	65,127	72,313
Expected return on plan assets	(40,278)	(42,007)	(80,556)	(84,015)
Amortization of unrecognized net loss	36,473	31,134	72,945	62,333
Amortization of unrecognized prior service cost	(5,246)	(98)	(10,492)	(196)
Net periodic benefit cost before special termination benefits cost / curtailment	32,203	41,181	64,406	82,450
Special termination benefits cost / curtailment	—	—	—	2,000
Net periodic benefit cost	$32,203	$41,181	$64,406	$84,450

	Other Postretirement Benefits
	Quarters Ended		Six Months Ended
Components of Net Periodic Benefit Cost	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$2	$1	$4	$2
Interest cost	1,302	1,623	2,603	3,246
Expected return on plan assets	(855)	(813)	(1,709)	(1,626)
Amortization of unrecognized net loss	572	663	1,144	1,326
Amortization of unrecognized prior service cost	(2,095)	(2,095)	(4,190)	(4,190)
Net periodic benefit income	$(1,074)	$(621)	$(2,148)	$(1,242)

During the six months ended September 30, 2012, ATK recorded a settlement expense of $2,000 to recognize the impact of lump sum benefit payments made under the nonqualified supplemental executive retirement plan.
Employer Contributions. During the six months ended September 29, 2013, ATK contributed $40,000 directly to the pension trust and $1,492 directly to retirees under its nonqualified supplemental executive retirement plan. ATK also contributed $6,097 to its other postretirement benefit plans. ATK anticipates making additional contributions of approximately $2,105 directly to retirees under the nonqualified plan and $5,865 to its other postretirement benefit plans during the remainder of fiscal 2014.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Income Taxes
ATK’s provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
The income tax provisions for the quarters ended September 29, 2013 and September 30, 2012 represent effective tax rates of 30.3% and 19.4%, respectively. The increase in the rate from the prior year quarter is primarily due to the prior year quarter settlement of the examination by the Internal Revenue Service ("IRS") of the fiscal 2009 and 2010 tax returns, decreased benefits from the domestic manufacturing deduction, and a current year period discrete revaluation of deferred tax assets caused by a change in state tax law, partially offset by the revaluation of unrecognized tax benefits due to proposed IRS regulations enacted in the second quarter.
The income tax provisions for the six months ended September 29, 2013 and September 30, 2012 represent effective tax rates of 32.7% and 29.0%, respectively. The increase in the rate from the prior year period is primarily due to the prior year period settlement of the examination by the IRS of the fiscal 2009 and 2010 tax returns and a current year period discrete revaluation of deferred tax assets caused by a change in state tax law, partially offset by the revaluation of unrecognized tax benefits due to proposed IRS regulations enacted in the second quarter.
The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. ATK is currently analyzing the impact of these new regulations. We do not believe they will have a material impact on our financial statements.
ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2007. The IRS had completed the audits of ATK through fiscal 2010 and is currently auditing ATK's tax returns for fiscal years 2011 and 2012. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $3,751 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $3,375.
15. Stock-Based Compensation
ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
Total pre-tax stock-based compensation expense of $3,296 and $3,215 was recognized during the quarters ended September 29, 2013 and September 30, 2012, respectively. Total pre-tax stock-based compensation expense of $6,308 and $6,437 was recognized during the six months ended September 29, 2013 and September 30, 2012, respectively.
The total income tax benefit recognized in the income statement for share-based compensation was $1,252 and $1,246 during the quarters ended September 29, 2013 and September 30, 2012, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $2,421 and $2,496 during the six months ended September 29, 2013 and September 30, 2012, respectively.
ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of September 29, 2013, ATK has authorized up to 3,982,360 common shares under the 2005 Stock Incentive Plan, of which 1,321,818 common shares are available to be granted. No new grants will be made out of the other three plans.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
15. Stock-based Compensation (Continued)

As of September 29, 2013, there were up to 419,283 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares:

•	up to 221,509 shares will become payable only upon achievement of certain financial performance goals, including sales and return on invested capital for the fiscal 2012 through fiscal 2014 period;

•	up to 102,848 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2013 through fiscal 2015 period; and

•	up to 94,926 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2014 through fiscal 2016 period.
There were 35,852 shares earned during fiscal 2013 upon achievement of certain financial performance goals, including EPS, for the fiscal 2011 through fiscal 2013 period, which were distributed or deferred in May 2013. As other financial performance goals were not met, 155,359 shares were forfeited during fiscal 2013.
As of September 29, 2013, there were up to 45,980 shares reserved for TSR awards for key employees. ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. There were no TSR awards granted during the six months ended September 29, 2013.
Of the shares reserved for TSR awards for key employees,

•	45,980 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2012 through 2014 period.

No shares were earned during fiscal 2013 as the market conditions stipulated for the fiscal 2011 through 2013 period were not satisfied and as such, 26,000 TSR awards were forfeited during fiscal 2013.
Restricted stock granted to non-employee directors and certain key employees totaled 74,075 shares during the six months ended September 29, 2013. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of ATK's common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The weighted average fair value of options granted was $23.00 during the six months ended September 29, 2013. There were no stock options granted during the six months ended September 30, 2012. The following weighted average assumptions were used for grants:

Six Months ended September 29, 2013
Risk-free rate	1.86%
Expected volatility	25.95%
Expected dividend yield	1.58%
Expected option life	7 years

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
Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At September 29, 2013, based on progress to date on certain contracts, there is approximately $22,021 included in unbilled receivables for contract claims compared to $27,797 as of March 31, 2013.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.5% and 0.8% as of September 29, 2013 and March 31, 2013, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	September 29, 2013		March 31, 2013
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(58,379)	$34,004	$(61,227)	$35,638
Unamortized discount	5,961	(3,123)	3,731	(1,925)
Present value amounts (payable) receivable	$(52,418)	$30,881	$(57,496)	$33,713

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Contingencies (Continued)

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. Of the $52,418 discounted liability as of September 29, 2013, $5,394 was recorded within other current liabilities and $47,024 was recorded within other long-term liabilities. Of the $30,881 discounted receivable, ATK recorded $5,003 within other current assets and $25,878 within other non-current assets. As of September 29, 2013, the estimated discounted range of reasonably possible costs of environmental remediation was $52,418 to $84,930.
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
ATK has been identified as a potentially responsible party (“PRP”), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows.
17. Share Repurchases
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During the quarter ended September 29, 2013, ATK repurchased 253,073 shares for $23,937 compared to no shares during the quarter ended September 30, 2012. During the six months ended September 29, 2013, ATK repurchased 574,669 shares for $48,259 compared to 482,044 shares for $25,000 during the six months ended September 30, 2012.
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
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company’s consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $45,293 and $24,525 for the quarters ended September 29, 2013 and September 30, 2012, respectively. The current quarter adjustments were primarily driven by higher profit expectations of $21,816 in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and improved profit expectations for programs in the Aerospace Structures Division. The prior year quarter adjustments were primarily driven by changes in estimates in Small-Caliber Systems and Defense Electronic Systems offset by a reduction in Armament.
Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $69,139 and $68,102 for the six months ended September 29, 2013 and September 30, 2012, respectively. The current period adjustments were primarily driven by higher profit expectations of $32,900 in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and for programs in Space Systems Operations and Aerospace Structures division. The prior year period adjustments were primarily driven by greater than expected performance at the Radford facility due to increased production volumes, a gain on sale of residual assets, and changes in estimates as contracts near completion in Energetics and Small-Caliber Systems programs.
19. Realignment Obligations
In April 2012, ATK commenced operations under a three-group structure. In conjunction with this realignment, ATK incurred realignment charges in the fourth quarter of fiscal 2012. In the quarter and six months ended September 29, 2013, ATK incurred realignment expenses of approximately $2,900 and $5,400, respectively, associated with restructuring and facility rationalization costs in tactical military accessories within the Sporting Group. The charges related primarily to termination benefits offered to employees, asset impairment charges, and costs associated with the closure of certain facilities. ATK had no realignment liability as of March 31, 2013 and September 29, 2013. The following table summarizes ATK’s realignment liability activity during fiscal 2013 related to the termination benefits and facility closure and other costs:

	Termination Benefits	Asset Impairment	Facility Closure and Other Costs	Total

Balance at March 31, 2012	$7,148	$—	$25	$7,173
Expense	—	—	—	—
Cash paid	(4,910)	—	—	(4,910)
Non-cash settlements	—	—	—	—
Balance at September 30, 2012	$2,238	$—	$25	$2,263

20. Operating Segment Information
ATK operates its business structure within three operating groups. These operating segments (“groups”) are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability. Each group is described below:

•
Aerospace Group, which generated 28% of ATK’s external sales in the six months ended September 29, 2013, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 37% of ATK’s external sales in the six months ended September 29, 2013, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Sporting Group, which generated 35% of ATK’s external sales in the six months ended September 29, 2013, develops and produces commercial ammunition, accessories and tactical systems, and hunting rifles and shotguns.

The military small-caliber ammunition contract, which is reported within Defense Group, contributed approximately 10% and 17% of total external sales during the six months ended September 29, 2013 and September 30, 2012, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

The following summarizes ATK's results by segment:

	Quarters Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Sales to external customers:
Aerospace Group	$315,244	$310,298	$616,857	$604,954
Defense Group	409,287	484,133	830,439	998,613
Sporting Group	417,850	275,356	773,826	548,522
Total external Sales	1,142,381	1,069,787	2,221,122	2,152,089
Intercompany sales:
Aerospace Group	4,159	4,773	9,733	10,058
Defense Group	62,613	36,714	116,277	68,406
Sporting Group	3,509	9,133	5,840	14,931
Eliminations	(70,281)	(50,620)	(131,850)	(93,395)
Total intercompany Sales	—	—	—	—
Total sales	$1,142,381	$1,069,787	$2,221,122	$2,152,089

Income before interest, loss on extinguishment of debt, income taxes and noncontrolling interest
Aerospace Group	$40,570	$37,077	$77,656	$72,028
Defense Group	55,071	64,546	117,159	155,907
Sporting Group	57,823	25,133	101,939	45,927
Corporate	(5,198)	(16,199)	(22,865)	(32,617)
Total Income before interest, loss on extinguishment of debt, income taxes and noncontrolling interest	$148,266	$110,557	$273,889	$241,245

	Period Ended
	September 29, 2013	March 31, 2013
Total assets:
Aerospace Group	$1,572,032	$1,580,775
Defense Group	1,189,293	1,122,416
Sporting Group	1,270,223	803,493
Corporate	413,810	876,326
Total assets	$4,445,358	$4,383,010
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
Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense. The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Operating Segment Information (Continued)

transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate" and were $6,882 and $5,323, for the quarters ended September 29, 2013 and September 30, 2012, respectively, and $11,569 and $9,426, for the six months ended September 29, 2013 and September 30, 2012, respectively.
21. Subsequent Events

Bushnell Acquisition

On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc. ("Bushnell"). Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 in cash, subject to customary post-closing adjustments expected to be settled in fiscal 2014. ATK believes the acquisition will broaden our existing capabilities in the commercial shooting sports market and expand our portfolio of branded shooting sports products. In addition, this transaction will enable the Company to enter new sporting markets in golf and snow skiing. ATK will leverage Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalize on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees and will be included in the Sporting Group. The purchase price allocation will be completed within twelve months of the acquisition date. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK will use the purchase method of accounting to account for this acquisition and, accordingly, the results of Bushnell will be included in ATK’s consolidated financial statements at the date of acquisition. Due to the limited time between the acquisition date and the date of this filing, ATK was not able to prepare pro forma financial statements including Bushnell. These statements will be included in the next filing.
Senior Credit Facility
In order to finance the purchase of Bushnell and refinance a portion of our existing long term debt, on November 1, 2013, ATK entered into a Third Amended and Restated Credit Agreement (the "2013 Senior Credit Facility"), which replaced the 2010 Senior Credit Facility. The 2013 Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature in 2018, and a Term Loan B of $250,000, which matures in 2020. The Term A Loan is subject to quarterly principal payments of $12,625, with the remaining balance due on November 1, 2018. The Term B Loan is subject to quarterly principal payments of $625, with the remaining balance due on November 1, 2020. Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the 2013 Senior Credit Facility. Borrowings under the 2013 Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's current credit rating, the current base rate margin is 1.00% and the current Eurodollar margin is 2.00%. ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on ATK's current rating, this fee is 0.30%. Debt issuance costs will be amortized over the term of the related Term Loan. In connection with this financing activity, the unamortized deferred debt issuance costs related to the 2010 Senior Credit Facility of $5,816 will be written off in the third quarter.
The 2013 Senior Credit Facility imposes restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. ATK is required to meet and maintain the following financial ratios:

	Maximum Senior Leverage Ratio	Maximum Total Leverage Ratio	Minimum Interest Coverage Ratio
Requirement under 2013 Senior Credit Facility	3.00	4.00	3.00
The Leverage Ratio is the sum of ATK's total debt plus financial letters of credit and surety bonds, net of up to $100,000 in cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary noncash items, non-cash charges related to stock-based compensation, and intangible asset impairment charges) for the past four fiscal quarters. The Senior Leverage Ratio is the sum of ATK's senior debt plus financial letters of credit and surety bonds, net of up

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
21. Subsequent Events (Continued)

to $100,000 in cash, divided by Covenant EBITDA. The Interest Coverage Ratio is Covenant EBITDA divided by interest expense (excluding non-cash charges).
5.25% Senior Notes due 2021

On November 1, 2013, ATK issued $300,000 aggregate principal amount of 5.25% Senior Notes (the "5.25% Notes") that mature on October 1, 2021. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. ATK has the right to redeem some or all of these notes from time to time on or after October 1, 2016, at specified redemption prices. Prior to October 1, 2016, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2016, ATK may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.25% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs related to these notes will be amortized to interest expense over the term of the notes.

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

•
reductions or changes in NASA or U.S. Government military spending, timing of payments and budgetary policies, including impacts of sequestration under the Budget Control Act of 2011, and sourcing strategies,

•	intense competition,

•	increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

•	changes in cost and revenue estimates and/or timing of programs,

•	the potential termination of U.S. Government contracts and the potential inability to recover termination costs,

•	reduction or change in demand for commercial ammunition, firearms or accessories, including the risk that placed orders exceed actual customer requirements,

•	risks associated with expansion into commercial markets,

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates,

•	greater risk associated with international business,

•	other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

•	costs of servicing ATK's debt, including cash requirements and interest rate fluctuations,

•	security threats, including cybersecurity and other industrial and physical security threats, and other disruptions,

•	supply, availability, and costs of raw materials and components, including commodity price fluctuations,

•	government laws and other rules and regulations applicable to ATK, such as procurement and import-export control, and federal and state firearms and ammunition regulations,

•	the novation of U.S. Government contracts,

•	performance of ATK's subcontractors,

•	development of key technologies and retention of a qualified workforce,

•	fires or explosions at any of ATK's facilities,

•	environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

•	impacts of financial market disruptions or volatility to ATK's customers and vendors,

•
results of acquisitions or other transactions, including our ability to successfully integrate acquired businesses and realize anticipated synergies, cost savings and other benefits, and costs incurred for pursuits and proposed acquisitions that have not yet or may not close,

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
As of September 29, 2013, ATK operated in three business segments. These operating segments are defined based on the reporting and review process used by ATK's chief executive officer and other management. As of September 29, 2013, ATK's three operating groups were:

•
Aerospace Group, which generated 28% of ATK's external sales in the six months ended September 29, 2013, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services. Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets. Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 37% of ATK's external sales in the six months ended September 29, 2013, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Sporting Group, which generated 35% of ATK's external sales in the six months ended September 29, 2013, develops and produces commercial ammunition, accessories and tactical systems, and hunting rifles and shotguns.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2014 financial results included the following:
Financial highlights for the quarter ended September 29, 2013

•	Quarterly sales of $1.1 billion.

•	Diluted earnings per share of $2.86.

•
Orders for the quarter ended September 29, 2013 of $1.5 billion compared to $1.3 billion in the quarter ended September 30, 2012. Orders include orders in ATK's Sporting Group, which are cancelable and may not be indicative of future sales, as ATK believes there may have been a number of ammunition orders placed that exceeds actual customer requirements.

•
Total backlog of $8.4 billion at September 29, 2013 compared to $6.4 billion at September 30, 2012. Backlog includes orders within the Sporting Group which are cancelable, and ATK believes there may have been a number of ammunition orders placed that exceeds actual customer requirements.

•
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest as a percentage of sales was 13.0% and 10.3% for the quarters ended September 29, 2013 and September 30, 2012, respectively. The increase was driven by increases in the Sporting group, higher profit expectations of $22 million in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and lower pension expense.

•
The increase in the current quarter's tax rate to 30.3% from 19.4% in the quarter ended September 30, 2012 is primarily the absence of a favorable settlement of the IRS audit of the company's tax returns recorded in the prior-year quarter, partially offset by a discrete impact of several tax law changes in the current quarter.

•	On July 31, 2013, ATK’s Board of Directors declared a quarterly cash dividend of $0.26 per share to stockholders of record on September 4, 2013. The dividend was paid on September 26, 2013.

Notable events for fiscal 2014

•	On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc. Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear.

•
On November 1, 2013, ATK entered into a Third Amended and Restated Credit Agreement ("the 2013 Senior Credit Facility"), which replaced the 2010 Senior Credit Facility and issued $300,000 aggregate principal amount of 5.25% Senior Notes (‘‘the 5.25% Notes’’) that mature on October 1, 2021 to pay for the Bushnell acquisition.

•	On June 21, 2013, ATK acquired Caliber Company, parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns.

•	During the six months ended September 29, 2013, ATK repurchased 574,669 shares for $48,259.

•	On November 5, 2013, ATK’s Board of Directors declared a quarterly cash dividend of $0.26 per share, payable on December 12, 2013, to stockholders of record on November 20, 2013.

•	ATK's Board of Directors appointed Jay Tibbets Senior Vice President and President Sporting Group effective July 31, 2013.

•	ATK's Board of Directors appointed Stephen Nolan Senior Vice President Strategy and Business Development effective July 31, 2013.
Outlook
Government Funding—ATK is dependent on funding levels of the U.S. Department of Defense ("DoD") and NASA.
In August 2011, the Budget Control Act (“the Act”) reduced the DoD top line budget by approximately $490 billion over 10 years starting in fiscal year 2012. In January 2013, the “American Taxpayer Relief Act of 2012” was enacted, triggering further budget cuts (or sequestration) as outlined in the Act beginning in March 2013. This would lead to additional reductions of approximately $500 billion from the defense top line budget over the next nine years, resulting in aggregate reductions of about $1 trillion through 2021. Congress and the Administration have been unable to reach a broader fiscal agreement that would amend the Budget Control Act, and in March of 2013 passed the FY13 Appropriations Act, triggering sequestration. In June 2013, the DoD Comptroller issued guidance on the specific level of reductions required by each department and agency for each program and the funding sources available. For GFY13, the total reduction required in the DoD accounts is $37 billion. The NASA budget is under similar sequestration pressure but has greater flexibility to manage the reductions across the portfolio.

Entering GFY14, a second round of sequestration cuts will be triggered on January 15, 2014, absent a budget deal to repeal or modify that requirement. Sequestration in GFY14 would further reduce GFY13 DoD spending levels by an additional $20 billion. The DoD has taken the position that these additional sequester reductions in GFY14 would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs.  Given the uncertainty regarding how the Congress will reduce the U.S. deficit, the lack of specifics on if, or how, sequestration cuts will be implemented in GFY14, and how these same factors will be decided as Congress considers the GFY 2014 budget during ongoing negotiations, ATK is unable to predict the impact, which could be material, on its programs or financial outlook beyond FY14, including our revenues, operating earnings and margins, cash flow, orders and backlog and recovery of long-lived assets. Further refinement of these assessments will be made after the current mid-December deadline for conclusion of Congressional budget negotiations expires.

The U.S. defense industry has experienced significant changes over the years. ATK's management believes that the key to ATK's continued success is to focus on performance, innovation, simplicity, and affordability. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures mount on procurement and research and development accounts. ATK will concentrate on developing systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircraft and main battle tanks.
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
Group total net Sales, Cost of Sales, and Income before Interest, Loss on Extinguishment of Debt, Income Taxes, and Noncontrolling Interest include intergroup sales and profit. Corporate and Eliminations includes intergroup sales and profit eliminations and corporate expenses.
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

ATK used the purchase method of accounting to account for this acquisition and, accordingly, the results of Savage are included in ATK’s consolidated financial statements at the date of acquisition. The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2013 as if the acquisition had occurred at the beginning of fiscal 2013 is not being presented because the acquisition is not material to ATK for that purpose. Subsequent to June 21, 2013, ATK has recorded sales of approximately $62,988 for the fiscal year 2014 and $56,607 for the quarter ended September 29, 2013 and income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest of approximately $5,621 for the fiscal year 2014 and $4,921 for the quarter ended September 29, 2013 associated with the operations of this acquired business which reflects the expense of the inventory step-up cost of $9,000 and $7,809 for inventory sold in the quarter and six months ended September 29, 2013, respectively.

On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc. Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 in cash, subject to customary post-closing adjustments expected to be settled in fiscal 2014. ATK believes the acquisition will broaden our existing capabilities in the commercial shooting sports market and expand our portfolio of branded shooting sports products. In addition, this transaction will enable the Company to enter new sporting markets in golf and snow skiing. ATK will leverage Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalize on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees and will be included in the Sporting Group. The purchase price allocation will be completed within twelve months of the acquisition date. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK will use the purchase method of accounting to account for this acquisition and, accordingly, the results of Bushnell will be included in ATK’s consolidated financial statements at the date of acquisition. Due to the limited time between the acquisition date and the date of this filing, ATK was not able to prepare proforma financial statements including Bushnell. These statements will be included in the 10-Q filed for the third quarter ending December 29, 2013.

There were no acquisitions during fiscal 2013.
Sales
The military small-caliber ammunition contract, which is reported within Defense Group, contributed approximately 10% and 17% of total external sales during the six months ended September 29, 2013 and September 30, 2012, respectively.
The following is a summary of each operating segment's sales:

	Quarters Ended				Six Months Ended
	September 29, 2013	September 30, 2012	$ Change	% Change	September 29, 2013	September 30, 2012	$ Change	% Change
Aerospace Group	$319,403	$315,071	$4,332	1.4%	$626,590	$615,012	$11,578	1.9%
Defense Group	471,900	520,847	(48,947)	(9.4)%	946,716	1,067,019	(120,303)	(11.3)%
Sporting Group	421,359	284,489	136,870	48.1%	779,666	563,453	216,213	38.4%
Eliminations	(70,281)	(50,620)	(19,661)	38.8%	(131,850)	(93,395)	(38,455)	41.2%
Total external sales	$1,142,381	$1,069,787	$72,594	6.8%	$2,221,122	$2,152,089	$69,033	3.2%
The fluctuation in sales was driven by the program-related changes within the operating segments as described below.
Quarter:
Aerospace Group.    The increase in sales was primarily driven by a $2,489 increase in Space System Operations due to startup and completions on multiple programs.
Defense Group.    The decrease in sales was primarily driven by:

•
a decrease of $52,713 in Small Caliber Systems due to reduced volume, partially offset by increased profit expectations due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion.

This decrease was partially offset by an increase of $11,265 in the Missile Products division due to increased volume across multiple programs.
Sporting Group.    The increase in sales was primarily driven by:

•
a $80,261 increase in ammunition and accessories products driven by increased volume and previously announced price increases for ammunition, partially offset by a reduction in military accessories due to completion of programs, and

•	an increase of $56,607 due to the acquisition of Savage.
Corporate. The increase in intergroup eliminations is due to increased intergroup sales within the Defense Group.
Six Months:
Aerospace Group.    The increase in sales was primarily driven by an $14,262 increase in Space Components Division sales volumes due to increased production across multiple programs.
Defense Group.    The decrease in sales was primarily driven by:

•
a decrease of $52,269 in Small Caliber Systems due to reduced volume, partially offset by increased profit expectations due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion,

•	a decrease of $37,339 in Missile Products driven by the loss of the Radford facility management contract, and

•	a decrease of $31,602 in Armament Systems driven by lower volumes on medium-caliber ammunition programs, and completion of programs.
Sporting Group.    The increase in sales was primarily driven by:

•
a $153,225 increase in ammunition and accessories products driven by increased volume and previously announced price increases for ammunition, partially offset by a reduction in military accessories due to completion of programs, and

•	an increase of $62,988 due to the acquisition of Savage.
Corporate. The increase in intergroup eliminations is due to increased intergroup sales within the Defense Group.
Cost of Sales
The following is a summary of each operating segment's cost of sales:

	Quarters Ended				Six Months Ended
	September 29, 2013	September 30, 2012	$ Change	% Change	September 29, 2013	September 30, 2012	$ Change	% Change
Aerospace Group	$251,352	$244,005	$7,347	3.0%	$492,279	$475,344	$16,935	3.6%
Defense Group	373,512	408,755	(35,243)	(8.6)%	744,075	813,670	(69,595)	(8.6)%
Sporting Group	317,892	224,634	93,258	41.5%	592,321	449,776	142,545	31.7%
Corporate/Eliminations	(67,801)	(35,874)	(31,927)	89.0%	(116,990)	(64,591)	(52,399)	81.1%
Total cost of sales	$874,955	$841,520	$33,435	4.0%	$1,711,685	$1,674,199	$37,486	2.2%
The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Quarter:
Aerospace Group.    The increase in cost of sales was primarily driven by a $9,636 increase in Space System Operations due to the start up of new programs.
Defense Group.    The decrease in cost of sales was primarily driven by:

•	a decrease of $45,929 in Small Caliber Systems due to reduced volume and operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion.

This decrease was partially offset by an increase of $10,160 in the Missile Products division due to increased volume across multiple programs.
Sporting Group.    The increase in cost of sales was primarily driven by:

•
a $48,211 increase in ammunition and accessories products driven by an increase in ammunition sales volume, and facility rationalization costs partially offset by product mix and a reduction in military accessories due to completion of programs, and

•	a $45,047 increase due to the acquisition of Savage.
Corporate. The increase in corporate cost of sales eliminations was driven by increased intercompany transaction eliminations, partially offset by lower pension expense.
Six Months:
Aerospace Group.    The increase in cost of sales was primarily driven by a $14,060 increase in Space Components Division due to increased production across multiple programs.
Defense Group.    The decrease in cost of sales was primarily driven by:

•	a decrease of $49,083 in Small Caliber Systems due to reduced volume and operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion,

•	a $17,285 decrease in Armament Systems driven by lower volumes on medium-caliber ammunition programs and completion of programs.
Sporting Group.    The increase in cost of sales was primarily driven by:

•
a $92,809 increase in ammunition and accessories products driven by an increase in ammunition sales volume, and facility rationalization costs partially offset by product mix and a reduction in military accessories due to completion of programs, and

•	a $49,736 increase due to the acquisition of Savage.
Corporate. The increase in corporate cost of sales eliminations was driven by increased intercompany transaction eliminations, partially offset by lower pension expense.
Operating Expenses

	Quarters Ended					Six Months Ended
	September 29, 2013	As a % of Sales	September 30, 2012	As a % of Sales	$ Change	September 29, 2013	As a % of Sales	September 30, 2012	As a % of Sales	$ Change
Research and development	$11,801	1.0%	$15,914	1.5%	$(4,113)	$22,226	1.0%	$29,921	1.4%	$(7,695)
Selling	46,899	4.1%	39,609	3.7%	7,290	89,664	4.0%	80,136	3.7%	9,528
General and administrative	60,460	5.3%	62,187	5.8%	(1,727)	123,658	5.6%	126,588	5.9%	(2,930)
Total	$119,160	10.4%	$117,710	11.0%	$1,450	$235,548	10.6%	$236,645	11.0%	$(1,097)
Quarter:
Operating expenses increased by $1,450 from the prior year period. Research and development costs decreased from the prior year period due to timing of expenditures in Space Systems Operations. Selling expenses increased primarily due to increased commissions as result of increased sales in the Sporting Group. General and administrative costs decreased due to cost management.
Six Months:
Operating expenses decreased by $1,097 from the prior year period. Research and development costs decreased from the prior year period due to timing of expenditures in Space Systems Operations. Selling expenses increased primarily due to increased commissions as result of increased sales in the Sporting Group. General and administrative costs decreased due to cost management.
Income before Interest, Loss on Extinguishment of Debt, Income Taxes, and Noncontrolling Interest

	Quarters Ended			Six Months Ended
	September 29, 2013	September 30, 2012	Change	September 29, 2013	September 30, 2012	Change
Aerospace Group	$40,570	$37,077	$3,493	$77,656	$72,028	$5,628
Defense Group	55,071	64,546	(9,475)	117,159	155,907	(38,748)
Sporting Group	57,823	25,133	32,690	101,939	45,927	56,012
Corporate/Eliminations	(5,198)	(16,199)	11,001	(22,865)	(32,617)	9,752
Total	$148,266	$110,557	$37,709	$273,889	$241,245	$32,644
The increase in income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest was due to increased sales. Significant changes within the operating segments are also described below.
Quarter:
Aerospace Group.    The increase was primarily driven by improved profit expectations in the Aerospace Structures division.
Defense Group.    The decrease is due to reduced sales volume, offset by increased profit expectations in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion.
Sporting Group.    The increase primarily reflects higher sales volumes and prices, Savage results, as well as product mix. This is partially offset by lower military accessories sales and facility rationalization costs.
Corporate.    The income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS), and the elimination of intercompany profits. The change from the prior year is driven by lower pension expenses partially offset by transaction costs related to acquisitions and increased intercompany transaction eliminations.
Six Months:
Aerospace Group.    The increase was primarily driven by improved profit expectations in Space Systems Operations and Aerospace Structures division.
Defense Group.    The decrease is due to the lack of a gain on the sale of residual assets as a result of the loss of the Radford facility management contract, partially offset by higher profit expectations in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion.
Sporting Group.    The increase primarily reflects higher sales volumes and prices, Savage results, as well as product mix. This is partially offset by lower military accessories sales and facility rationalization costs.
Corporate.    The income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS), and the elimination of intercompany profits. The change from the prior year is driven by lower pension expenses partially offset by transaction costs related to acquisitions and increased intercompany transaction eliminations.
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

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company’s consolidated financial position or annual results of operations. During the quarters ended September 29, 2013 and September 30, 2012, the Company recognized favorable operating income adjustments of $70,226 and $58,975, and unfavorable operating income adjustments of $24,933 and $34,450, respectively. The current quarter adjustments were primarily driven by higher profit expectations of $21,816 in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and improved profit expectations for programs in the Aerospace Structures Division. The prior year quarter adjustments were primarily driven by changes in estimates in Small Caliber Systems and Defense Electronic Systems offset by a reduction in Armament. During the six months ended September 29, 2013 and September 30, 2012, the Company recognized favorable operating income adjustments of $114,846 and $131,898, and unfavorable operating income adjustments of $45,707 and $63,796, respectively. The current year six month period adjustments were primarily driven by higher profit expectations of $32,900 in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and for programs in Space Systems Operations and Aerospace Structures division. The prior year six month adjustments were primarily driven by greater than expected performance at the Radford facility due to increased production volumes, a gain on sale of residual assets, and changes in estimates as contracts near completion in Energetics and Small Caliber Systems programs.
Net Interest Expense
Quarter:
Net interest expense for the quarter ended September 29, 2013 was $15,219, a decrease of $2,756 compared to $17,975 in the comparable quarter of fiscal 2013. The decrease was due to a decrease in the average amount of debt outstanding and a lower weighted average interest rate.
Six Months:
Net interest expense for the six months ended September 29, 2013 was $29,041, a decrease of $8,685 compared to $37,726 in the comparable six month period of fiscal 2013. The decrease was due to a decrease in the average amount of debt outstanding and a lower weighted average interest rate.
Income Tax Provision

	Quarters Ended					Six Months Ended
	September 29, 2013	Effective Rate	September 30, 2012	Effective Rate	$ Change	September 29, 2013	Effective Rate	September 30, 2012	Effective Rate	$ Change
Income tax provision	$40,376	30.3%	$15,640	19.4%	$24,736	$80,037	32.7%	$55,637	29.0%	$24,400
ATK’s provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. ATK is currently analyzing the impact of these new regulations. We do not believe they will have a material impact on our financial statements.
Quarter:
The income tax provisions for the quarters ended September 29, 2013 and September 30, 2012 represent effective tax rates of 30.3% and 19.4%, respectively. The increase in the rate from the prior year quarter is primarily due to the prior year quarter settlement of the examination by the Internal Revenue Service ("IRS") of the fiscal 2009 and 2010 tax returns, decreased benefits from the domestic manufacturing deduction, and a current year period discrete revaluation of deferred tax assets caused by a change in state tax law, partially offset by the revaluation of unrecognized tax benefits due to proposed IRS regulations enacted in the second quarter.

Six Months:
The income tax provisions for the six months ended September 29, 2013 and September 30, 2012 represent effective tax rates of 32.7% and 29.0%, respectively. The increase in the rate from the prior year period is primarily due to the prior year period settlement of the examination by the IRS of the fiscal 2009 and 2010 tax returns and a current year period discrete revaluation of deferred tax assets caused by a change in state tax law, partially offset by the revaluation of unrecognized tax benefits due to proposed IRS regulations enacted in the second quarter.
ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2007. The IRS had completed the audits of ATK through fiscal 2010 and is currently auditing ATK's tax returns for fiscal years 2011 and 2012. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $3,751 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $3,375.
Net Income Before Noncontrolling Interest
Quarter:
Net income before noncontrolling interest for the quarter ended September 29, 2013 was $92,671, an increase of $27,502 compared to $65,169 in second quarter of fiscal 2013. This change was driven by a $39,159 increase in gross profit, a $1,450 increase in operating expenses, a decrease of $2,756 in net interest expense, lack of a loss on the extinguishment of debt of $11,773, and an increase of $24,736 in income taxes over the prior year.
Six Months:
Net income before noncontrolling interest for the six months ended September 29, 2013 was $164,811, an increase of $28,702 compared to $136,109 in the comparable period of fiscal 2013. This increase was driven by a $31,547 increase in gross profit, a $1,097 decrease in operating expenses, a decrease of $8,685 in net interest expense, lack of a loss on the extinguishment of debt of $11,773 and an increase of $24,400 income taxes over the prior year.
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
Cash Flow Summary
Cash from operations was $42,553 for the first six months of fiscal 2014 compared to $(32,788) for the first six months of fiscal 2013. Cash flows provided by operations included the impact of a reduction in pension contributions of $100,000 over the prior year, the lack of a LUU flare settlement payment in the prior year, and decreased tax payments offset by increased working capital, primarily due to the timing of payments and collection of a significant receivable in the prior year. Capital expenditures in the first six months of fiscal 2014 were $52,262.

ATK's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows for the six months ended September 29, 2013 and September 30, 2012 are summarized as follows:

	September 29, 2013	September 30, 2012
Cash flows provided by (used) for operating activities	$42,553	$(32,788)
Cash flows used for investing activities	(360,862)	(40,163)
Cash flows provided by (used for) financing activities	13,931	(258,519)
Net cash flows	$(304,378)	$(331,470)
Operating Activities.
Net cash provided by operating activities increased $75,341 as compared to a use of cash in fiscal 2013. This increase was driven by a $100,000 reduction in funding payment to the pension trust from $140,000 in the prior year to $40,000 during the current year, a reduction in income taxes of $35,621 over the prior year due to timing, and the absence of a $25,500 payment for the LUU flare settlement that was paid in fiscal 2013. These were partially offset by approximately $109,000 more cash required to fund working capital primarily driven by the absence of a significant receivable collection in the prior year and timing of collections and payments.
Cash used for working capital is defined as net receivables plus net inventories, less accounts payables and contract advances.
Investing Activities.
Net cash used for investing activities increased $320,699, primarily due to the acquisition of Savage.
Financing Activities.
Net cash provided by financing activities increased $272,450 as compared to a use of cash in fiscal 2013. This increase was due to the absence of the long-term debt extinguishment that took place in the prior year and the current year borrowing under the revolver for the Savage acquisition, partially offset by an increase in share repurchases.
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
During the first six months ended September 29, 2013, ATK paid dividends totaling $16,679. On November 5, 2013, ATK's Board of Directors declared a quarterly cash dividend of $0.26 per share payable on December 12, 2013, to stockholders of record on November 20, 2013. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that ATK will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
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
ATK does not expect that its access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions. ATK expects that an appropriations bill or continuing resolution for Government Fiscal Year 2014 will continue to support and fund ATK's programs beyond the current January 15, 2014 deadline and that there are no disruption of programs or payments during any potential future shutdown of government operations and no cancellation or termination of any of ATK's significant programs.

Long-Term Debt and Credit Facilities
On November 1, 2013, ATK refinanced its existing credit facility and entered into $300,000 in Senior Notes. Due to the refinancing the Revolving Credit Facility increased by $100,000 from $600,000 to $700,000. See footnote 21 for additional detail. As of September 29, 2013, ATK had actual total indebtedness of $1,161,953, and the $600,000 Revolving Credit Facility provided for the potential of additional borrowings up to $395,502. There were borrowings of $90,000 under the Revolving Credit Facility as of September 29, 2013, and ATK had outstanding letters of credit of $114,498, which reduced the amount available under the facility.
ATK's indebtedness at September 29, 2013 consisted of the following:

	September 29, 2013	March 31, 2013
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	$330,000	$340,000
Term A Loan due 2017	192,500	195,000
Revolving Credit Facility due 2015	90,000	—
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	1,161,953	1,084,453
Less: Unamortized discounts	6,957	10,576
Carrying amount of long-term debt	1,154,996	1,073,877
Less: current portion	334,996	50,000
Carrying amount of long-term debt, excluding current portion	$820,000	$1,023,877
See Note 12 "Long-Term Debt" to the condensed consolidated financial statements in Part I, Item 1 for a detailed discussion of these borrowings.
Senior Credit Facility
In fiscal 2011, ATK entered into a Second Amended and Restated Credit Agreement ("the 2010 Senior Credit Facility"), which was comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which were to mature in 2015. Under the terms of the 2010 Senior Credit Facility, ATK exercised its option to increase the Term A Loan by $200,000 (the “Accordion”) during the quarter ended September 30, 2012. Proceeds of the Accordion were used to partially finance the redemption of the $400,000 6.75% Senior Subordinated Notes that were to mature in 2016. Terms of the Accordion were the same as the original Term A Loan with the exception that it was to mature on September 5, 2017, approximately two years after the original Term A Loan. The original Term A Loan was subject to annual principal payments of $20,000 in each of the first and second years and $40,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on October 7, 2015. The Accordion was subject to annual principal payments of $10,000 in each of the first and second years and $20,000 in each of the third, fourth, and fifth years, paid on a quarterly basis, with the balance due on September 5, 2017. As of September 29, 2013, ATK had $90,000 in outstanding borrowings under the Revolving Credit Facility.
Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the 2010 Senior Credit Facility bore interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin was based on ATK's senior secured credit ratings. Based on ATK's credit rating as of September 29, 2013, the base rate margin was 1.25% and the Eurodollar margin was 2.25%. ATK must also pay an annual commitment fee on the unused portion of the Revolving Credit Facility.
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
ATK may redeem all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of the Notes on August 15, 2014 and August 15, 2019. Upon such note redemption or repurchase, ATK will also be required to satisfy certain deferred tax liabilities related to the notes. Based on the stock price as of the end of the second quarter, the tax liability is estimated to be about $20,000 if the redemption occurs on August 15, 2014. Holders may also convert their notes at a conversion rate of 13.0323 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $76.73 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.
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

	Senior Leverage Ratio*	Leverage Ratio*	Interest Coverage Ratio†
Requirement	3.00	4.00	3.00
Actual at September 29, 2013	0.82	1.65	14.19
* Not to exceed the required financial ratio
† Not to be below the required financial ratio
The Leverage Ratio is the sum of ATK's total debt plus financial letters of credit and surety bonds, net of up to $100,000 of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary non-cash items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Senior Leverage Ratio is the sum of ATK's senior debt plus financial letters of credit and surety bonds, net of up to $100,000 of cash, divided by Covenant EBITDA. The Interest Coverage Ratio is Covenant EBITDA divided by interest expense (excluding non-cash charges).
Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The indentures governing the 6.875% Notes and the 3.00% Convertible Notes also impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. As of September 29, 2013, ATK was in compliance with the covenants in all of its debt agreements and expects to be in compliance for the foreseeable future.
Share Repurchases
On January 31, 2012, ATK's Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. The shares may be purchased in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During the six months ended September 29, 2013,

ATK repurchased 574,669 shares for $48,259 compared to 482,044 shares for $25,000 in the six months ended September 30, 2012 .
Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of September 29, 2013, this limit was approximately $808,000. As of September 29, 2013, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.
Shelf Registration
On September 10, 2013, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue an unspecified aggregate amount of debt and/or equity securities from time to time.
Other Contractual Obligations and Commitments
There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in ATK’s Annual Report on Form 10-K for fiscal 2013, except on November 1, 2013, ATK refinanced its existing credit facility and entered into $300,000 in Senior Notes. See footnote 21 for additional detail.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.50% and 0.80% as of September 29, 2013 and March 31, 2013, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	September 29, 2013		September 30, 2012
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(58,379)	$34,004	$(61,227)	$35,638
Unamortized discount	5,961	(3,123)	3,731	(1,925)
Present value amounts (payable) receivable	$(52,418)	$30,881	$(57,496)	$33,713

As of September 29, 2013, the estimated discounted range of reasonably possible costs of environmental remediation was $52,418 to $84,930.
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
ATK has been identified as a potentially responsible party (“PRP”), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows.
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
There have been no material changes in ATK’s market risk during the quarter ended September 29, 2013. For additional information, refer to Item 7A of Part II of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 29, 2013, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the 3 months ended September 29, 2013 there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)*
July 1 - July 28	86	$88.12	81,902
July 29 - August 25	1,224	97.60	77,851
August 25 - September 29	42	97.73	93,320
Fiscal Quarter Ended September 29, 2013	1,352	$94.59	253,073	938,923
____________________________________________________________
* The maximum number of shares that may yet be purchased under the program was calculated using the ATK closing stock price of $98.23 on September 29, 2013.

(1)	The 1,352 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock and performance shares that were granted under ATK's incentive compensation plans.

(2)
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200 million worth of shares of ATK common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. In the six months ended September 29, 2013, ATK repurchased 574,669 shares under this program for $48.3 million.

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
2.1
Stock Purchase Agreement, dated as of September 4, 2013, by and among Bushnell Group Holdings, Inc., MidOcean Bushnell Holdings, L.P. and the Registrant (Exhibit 2.1 to Form 8-K dated September 4, 2013).

4.1
Indenture, dated as of November 1, 2013, among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K dated November 1, 2013).

4.2
Supplemental Indenture, dated as of November 1, 2013, among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K dated November 1, 2013).

4.3	Form of 5.25% Senior Notes due 2021 (Exhibit A to Exhibit 4.1 to Form 8-K dated November 1, 2013).

4.4
Registration Rights Agreement, dated November 1, 2013, by and among the Registrant, the subsidiaries of the Registrant party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein (Exhibit 4.4 to Form 8-K dated November 1, 2013).

10.1	Alliant Techsystems Inc. Income Security Plan, As Amended and Restated Effective July 1, 2013 (Exhibit 10.1 to Form 8-K dated July 30, 2013).

10.2
First Amendment to the Second Amended and Restated Credit Agreement, dated as of September 26, 2013, by and among the Registrant, each Lender party thereto and Bank of America, N.A., as Administrative Agent (Exhibit 10.1 to Form 8-K dated September 26, 2013).

10.3
Third Amended and Restated Credit Agreement, dated as of November 1, 2013, among the Registrant, as the Borrower; Bank of America, N.A., as Administrative Agent; the Lenders party thereto; The Bank of Toyko-Mitsubishi UFJ, LTD., RBC Capital Markets, Suntrust Robinson Humphrey, Inc., U.S. Bank National Association, and Wells Fargo Bank National Association, as Co-Syndication Agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, LTD., RBC Capital Markets, Suntrust Robinson Humphrey, Inc., U.S. Bank National Association, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunning Managers; and Citibank, N.A., Fifth Third Bank, JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A., PNC Bank National Association, Regions Bank, and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents (Exhibit 10.1 to Form 8-K dated November 1, 2013).

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

ALLIANT TECHSYSTEMS INC.
Date: November 8, 2013	By:	/s/ Neal S. Cohen
		Name:	Neal S. Cohen
		Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)