Form 10-Q
period 2013-12-29
ALLIANT TECHSYSTEMS INC
filed 2014-02-07
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 3, 2014, there were 31,824,812 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	QUARTERS ENDED		NINE MONTHS ENDED
(Amounts in thousands except per share data)	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Sales	$1,208,404	$1,056,182	$3,429,526	$3,208,271
Cost of sales	919,234	836,555	2,630,919	2,510,754
Gross profit	289,170	219,627	798,607	697,517
Operating expenses:
Research and development	11,899	13,947	34,126	43,869
Selling	56,952	41,535	146,617	121,670
General and administrative	74,344	57,286	198,003	183,874
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest	145,975	106,859	419,861	348,104
Interest expense	(28,501)	(14,074)	(57,634)	(51,986)
Interest income	1,793	139	1,884	326
Loss on extinguishment of debt	—	—	—	(11,773)
Income before income taxes and noncontrolling interest	119,267	92,924	364,111	284,671
Income tax provision	38,954	29,693	118,991	85,330
Net income	80,313	63,231	245,120	199,341
Less net income attributable to noncontrolling interest	27	56	210	276
Net income attributable to Alliant Techsystems Inc.	$80,286	$63,175	$244,910	$199,065
Alliant Techsystems Inc. earnings per common share:
Basic	$2.55	$1.95	$7.73	$6.13
Diluted	$2.46	$1.93	$7.55	$6.10
Cash dividends paid per share	$0.26	$0.26	$0.78	$0.66
Alliant Techsystems Inc. weighted-average number of common shares outstanding:
Basic	31,536	32,454	31,701	32,493
Diluted	32,613	32,652	32,418	32,641

Net Income (from above)	$80,313	$63,231	$245,120	$199,341
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $2,810, $841, $8,430, and $2,524	(4,531)	(1,352)	(13,594)	(4,055)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(14,198), $(12,279), and $(42,594) $(36,897)	22,847	19,519	68,541	58,561
Valuation adjustment for pension and postretirement benefit plans, net of tax (expense) benefit of $0, $0, $0, and $(732)	—	—	—	1,268
Change in fair value of derivatives, net of tax benefit (expense) of $(1,406), $681, $342 and $1,534, respectively	2,246	(1,064)	(547)	(2,399)
Change in fair value of available-for-sale securities, net of tax benefit (expense) of $(35), $(26), $29, and $122, respectively	56	41	(47)	(191)
Change in cumulative translation adjustment, net of income taxes of $1,035, $0, $1,011, and $0	(1,654)	—	(1,620)	—
Total other comprehensive income	$18,964	$17,144	$52,733	$53,184
Comprehensive income	99,277	80,375	297,853	252,525
Less comprehensive income attributable to noncontrolling interest	27	56	210	276
Comprehensive income attributable to Alliant Techsystems Inc.	$99,250	$80,319	$297,643	$252,249
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	December 29, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$189,757	$417,289
Net receivables	1,411,301	1,312,573
Net inventories	553,217	315,064
Income tax receivable	6,584	22,066
Deferred income tax assets	77,953	106,566
Other current assets	76,526	45,174
Total current assets	2,315,338	2,218,732
Net property, plant, and equipment	655,575	602,320
Goodwill	1,913,666	1,251,536
Net intangible assets	590,889	109,954
Noncurrent deferred income tax assets	—	95,007
Deferred charges and other non-current assets	115,947	105,461
Total assets	$5,591,415	$4,383,010
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$247,358	$50,000
Accounts payable	251,803	337,713
Contract advances and allowances	107,581	119,491
Accrued compensation	107,662	137,630
Other accrued liabilities	343,386	262,021
Total current liabilities	1,057,790	906,855
Long-term debt	1,857,000	1,023,877
Noncurrent deferred income tax liabilities	48,692	—
Postretirement and postemployment benefits liabilities	85,449	94,087
Accrued pension liability	679,984	719,172
Other long-term liabilities	116,216	126,458
Total liabilities	3,845,131	2,870,449
Commitments and contingencies (Notes 16)
Common stock—$.01 par value:
Authorized—180,000,000 shares, Issued and outstanding—31,823,696 shares at December 29, 2013 and 32,318,295 shares at March 31, 2013	318	323
Additional paid-in-capital	538,563	534,137
Retained earnings	2,703,442	2,483,483
Accumulated other comprehensive loss	(775,571)	(828,304)
Common stock in treasury, at cost—9,731,753 shares held at December 29, 2013 and 9,237,154 shares held at March 31, 2013	(731,070)	(687,470)
Total Alliant Techsystems Inc. stockholders' equity	1,735,682	1,502,169
Noncontrolling interest	10,602	10,392
Total equity	1,746,284	1,512,561
Total liabilities and equity	$5,591,415	$4,383,010
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS ENDED
(Amounts in thousands)	December 29, 2013	December 30, 2012
Operating Activities
Net income	$245,120	$199,341
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	70,160	73,578
Amortization of intangible assets	17,239	8,400
Amortization of debt discount	5,481	5,116
Amortization of deferred financing costs	9,047	2,948
Inventory write-downs	17,627	8,957
Deferred income taxes	12,170	(17,655)
Loss on extinguishment of debt	—	11,773
Loss on disposal of property	3,908	638
Share-based plans expense	9,437	10,878
Excess tax benefits from share-based plans	(833)	(2)
Changes in assets and liabilities net of effects of business acquisitions:
Net receivables	46,217	87,288
Net inventories	(65,306)	(53,714)
Accounts payable	(177,435)	(113,411)
Contract advances and allowances	(11,910)	5,525
Accrued compensation	(35,570)	(7,076)
Accrued income taxes	9,726	(22,976)
Pension and other postretirement benefits	41,284	(30,975)
Other assets and liabilities	25,922	(50,233)
Cash provided by operating activities	222,284	118,400
Investing Activities
Capital expenditures	(80,580)	(61,351)
Acquisition of business, net of cash acquired	(1,301,597)	—
Proceeds from the disposition of property, plant, and equipment	5,326	19
Cash used for investing activities	(1,376,851)	(61,332)
Financing Activities
Borrowings on line of credit	280,000	—
Repayments of line of credit	(280,000)	—
Payments made on bank debt	(25,000)	(10,000)
Payments made to extinguish debt	(510,000)	(409,000)
Proceeds from issuance of long-term debt	1,560,000	200,000
Payments made for debt issue costs	(21,641)	(1,458)
Purchase of treasury shares	(53,270)	(24,997)
Dividends paid	(24,951)	(21,563)
Proceeds from employee stock compensation plans	729	3,056
Excess tax benefits from share-based plans	833	2
Cash provided by (used for) financing activities	926,700	(263,960)
Effect of foreign currency exchange rate fluctuations on cash	335	—
Decrease in cash and cash equivalents	(227,532)	(206,892)
Cash and cash equivalents at beginning of period	417,289	568,813
Cash and cash equivalents at end of period	$189,757	$361,921
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$2,991	$4,418

   See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
For the nine months ended December 29, 2013
Balance, March 31, 2013	32,318,295	$323	$534,137	$2,483,483	$(828,304)	$(687,470)	$10,392	$1,512,561
Comprehensive income				244,910	52,733		210	297,853
Exercise of stock options	13,173	—	(252)	—	—	981	—	729
Restricted stock grants	72,342	—	(6,017)	—	—	6,017	—	—
Share-based compensation	—	—	9,437	—	—	—	—	9,437
Treasury Stock Purchased	(609,922)	—	—	—	—	(52,130)	—	(52,130)
Performance shares issued net of treasury stock withheld	34,138	—	(3,856)	—	—	2,450	—	(1,406)
Tax benefit related to share based plans and other	—	—	4,582	—	—	—	—	4,582
Dividends paid	—	—	—	(24,951)	—	—	—	(24,951)
Employee benefit plans and other	(4,330)	(5)	532	—	—	(918)	—	(391)
Balance, December 29, 2013	31,823,696	$318	$538,563	$2,703,442	$(775,571)	$(731,070)	$10,602	$1,746,284

For the nine months ended December 30, 2012
Balance, March 31, 2012	33,142,408	$332	$537,921	$2,241,711	$(910,598)	$(642,571)	$9,956	$1,236,751
Comprehensive income				199,065	53,184		276	252,525
Exercise of stock options	51,975	—	(838)	—	—	3,894	—	3,056
Restricted stock grants	(6,914)	—	(1,463)	—	—	1,463	—	—
Share-based compensation	—	—	10,878	—	—	—	—	10,878
Treasury stock purchased	(482,044)	—	—	—	—	(24,997)	—	(24,997)
Performance shares issued net of treasury stock withheld	44,964	—	(5,463)	—	—	4,003	—	(1,460)
Tax benefit related to share based plans and other	—	—	3,006	—	—	—	—	3,006
Dividends paid	—	—	—	(21,563)	—	—	—	(21,563)
Employee benefit plans and other	(7,639)	(4)	1,877	—	—	(2,272)	—	(399)
Balance, December 30, 2012	32,742,750	$328	$545,918	$2,419,213	$(857,414)	$(660,480)	$10,232	$1,457,797
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter and Nine Months Ended December 29, 2013
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“fiscal 2013”). Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of December 29, 2013, and its results of operations for the quarters and nine months ended December 29, 2013 and December 30, 2012, and cash flows for the nine months ended December 29, 2013 and December 30, 2012.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its fiscal 2013 Annual Report on Form 10-K.

2. New Accounting Pronouncements

On February 5, 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring additional disclosure of items reclassified from other comprehensive income (loss) to net income. This guidance is effective for periods beginning after December 15, 2012 and early application was permitted. ATK has implemented this guidance. Refer to the Note 8 for further detail.
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
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing, interest rate risk, and foreign currency risk, ATK periodically utilizes commodity, interest rate, and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 7, ATK has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. During fiscal 2014, ATK entered into five interest rate swaps. These swaps are valued based on future LIBOR rates and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. No foreign currency derivatives were outstanding as of December 29, 2013.
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
The following table sets forth by level within the fair value hierarchy ATK's financial assets and liabilities that are measured at fair value on a recurring basis:

	As of December 29, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$10,262	$—
Derivatives	—	339	—
Liabilities
Derivatives	$—	$5,542	$—

	As of March 31, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$8,634	$—
Derivatives	—	—	—
Liabilities
Derivatives	$—	$3,530	$—
The following table presents ATK's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of December 29, 2013		As of March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$844,358	$997,170	$538,877	$596,467
Variable rate debt	1,260,000	1,260,625	535,000	534,513

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

Savage Acquisition

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

ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Savage are included in ATK’s consolidated financial statements at the date of acquisition. The purchase price for the acquisition has been preliminarily allocated to the acquired assets and liabilities based on estimated fair value. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to intangible asset valuation, certain contingent liabilities and income tax-related items. We expect the purchase price allocation to be completed within 12 months of the acquisition date. Pro forma information on the results of operations for fiscal 2013 as if the acquisition had occurred at the beginning of fiscal 2013 is not being presented because the acquisition is not material to ATK for that purpose. Subsequent to June 21, 2013, ATK has recorded sales of approximately $116,908 for fiscal year 2014 and $53,920 for the quarter ended December 29, 2013 and income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest of approximately $18,887 for fiscal year 2014 and $13,266 for the quarter ended December 29, 2013 associated with the operations of this acquired business, which reflects the expense of the inventory step-up cost of $9,000 for inventory sold in fiscal year 2014 and none for inventory sold in the quarter ended December 29, 2013.

Bushnell Acquisition

On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc. ("Bushnell"). Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 net of cash acquired, subject to purchase price adjustments. ATK believes the acquisition broadens our existing capabilities in the commercial shooting sports market and expands our portfolio of branded shooting sports products. In addition, this transaction enables the Company to enter new sporting markets in golf and snow skiing. ATK will leverage Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalize on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees and is included in the Sporting Group. The purchase price has been preliminarily allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to intangible asset valuation, certain contingent liabilities and income tax-related items. We expect the purchase price allocation to be completed within 12 months of the acquisition date. A portion of the goodwill generated in this acquisition will be deductible for tax purposes. Subsequent to November 1, 2013, ATK has recorded sales of approximately $85,074 for the quarter and nine months ended December 29, 2013 and income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest of approximately $3,123 for the quarter and nine months ended December 29, 2013 associated with the operations of this acquired business which reflects transition costs and $1,377 of inventory step-up costs. The income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest excludes transaction costs of $10,200 for the quarter ended December 29, 2013.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Acquisitions (Continued)

Preliminary Allocation of Consideration Transferred to Net Assets Acquired:

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Bushnell acquisition. The final determination of the fair value of certain assets and liabilities will be completed within the 12-month measurement period from the date of acquisition as required. The size and breadth of the Bushnell acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including the significant contractual and operational factors underlying the trade name and customer relationship intangible assets, the assumptions utilized on certain reserves such as those for inventory obsolescence, the assumptions used in transfer pricing analysis, and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below:

Purchase Price net of cash acquired:
Cash Paid		$985,000
Cash Paid for additional working capital		4,065
Total purchase price		$989,065
Fair value of assets acquired:
Net receivables	$110,923
Net inventories	154,388
Tradename, technology, and customer relationship intangibles	370,727
Property, Plant, and Equipment	25,080
Other assets	10,110
Total assets	671,228
Fair value of liabilities assumed:
Accounts Payable	80,113
Deferred tax liabilities	79,108
Other liabilities	27,263
Total liabilities	$186,484
Net assets acquired		$484,744
Preliminary goodwill		$504,321

Supplemental Pro Forma Data:

ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Bushnell are included in ATK’s consolidated financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the quarter and nine months ended December 29, 2013 and December 30, 2012 present consolidated information as if the acquisition had been completed on April 1, 2012. The pro forma results were calculated by combining the results of ATK with the stand-alone results of Bushnell for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	QUARTERS ENDED		NINE MONTHS ENDED
(Amounts in thousands except per share data)	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Sales	$1,264,430	$1,203,804	$3,783,713	$3,636,039
Net income attributable to Alliant Techsystems Inc.	75,230	61,766	279,105	191,280
Basic earnings per common share	2.39	1.90	8.80	5.89
Diluted earnings per common share	2.31	1.89	8.61	5.86

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Acquisitions (Continued)

The unaudited supplemental pro forma data above include the following significant non-recurring adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on April 1, 2012, as adjusted for the applicable tax impact:

	QUARTERS ENDED		NINE MONTHS ENDED
(Amounts in thousands)	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Inventory Step-up, net[1]	$(847)	$—	$(847)	$2,153
ATK/Bushnell fees for advisory, legal, accounting services[2]	(8,369)	—	(11,031)	11,031
1. Adjustment reflects the increased cost of goods sold expense which results from the fair value step-up in inventory of $3,500 which was expensed over the first inventory cycle.
2. Removed the ATK/Bushnell fees that were incurred in connection with the acquisition of Bushnell from fiscal 2014, and considered those fees as incurred during the first quarter of fiscal 2013. Costs were recorded in General and administrative expense.

There were no acquisitions during fiscal 2013.
5. Goodwill, Intangible Assets, and Deferred Charges and Other Non-Current Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Aerospace Group	Defense Group	Sporting Group	Total
Balance, March 31, 2013	$676,516	$366,947	$208,073	$1,251,536
Acquisitions	—	—	660,913	660,913
Effect of foreign currency exchange rates	—	—	1,217	1,217
Balance at December 29, 2013	$676,516	$366,947	$870,203	$1,913,666

The acquisitions in the Sporting Group related to the preliminary purchase price allocation for Savage and Bushnell as previously discussed.
The goodwill recorded within Aerospace Group above is presented net of $108,500 of accumulated impairment losses.
Included in Net intangible assets as of December 29, 2013 and March 31, 2013 are $204,665 and $38,998, respectively, of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite and amortizing assets, as follows:

	December 29, 2013			March 31, 2013
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	$188,317	$(19,707)	$168,610	$66,060	$(13,531)	$52,529
Patented technology	35,125	(9,648)	25,477	17,400	(7,230)	10,170
Customer relationships and other	226,710	(34,573)	192,137	34,185	(25,928)	8,257
Total	$450,152	$(63,928)	$386,224	$117,645	$(46,689)	$70,956

The gross amount of amortizable and non-amortizable intangible assets increased from March 31, 2013 due to the acquisition of Savage and Bushnell. The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 9.8 years. Amortization expense for the quarter and nine months ended December 29, 2013 was $10,133 and $17,239, respectively. Amortization expense for the quarter and nine months ended December 30, 2012 was $2,665 and $8,400, respectively. ATK expects amortization expense related to these assets to be as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
5. Goodwill, Intangible Assets, and Deferred Charges and Other Non-Current Assets (Continued)

Remainder of fiscal 2014	$15,956
Fiscal 2015	41,204
Fiscal 2016	39,607
Fiscal 2017	37,317
Fiscal 2018	37,317
Thereafter	214,823
Total	$386,224
Deferred charges and other non-current assets consist of the following:

	December 29, 2013	March 31, 2013
Gross debt issuance costs	$28,356	$21,341
Less accumulated amortization	(2,909)	(8,489)
Net debt issuance costs	25,447	12,852
Parts inventory	10,160	10,886
Environmental remediation receivable	21,331	28,254
Derivative contracts	339	—
Other non-current assets	58,670	53,469
Total deferred charges and other non-current assets	$115,947	$105,461

6. Earnings Per Share Data
 Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK's Convertible Senior Subordinated Notes (see Note 12) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS. In computing EPS for the quarter and nine months ended December 29, 2013 and December 30, 2012 earnings, as reported for each respective period, is divided by (in thousands):

	Quarters Ended		Nine months ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Basic EPS shares outstanding	31,536	32,454	31,701	32,493
Dilutive effect of stock-based awards	256	198	241	148
Dilutive effect of contingently issuable shares	821	—	476	—
Diluted EPS shares outstanding	32,613	32,652	32,418	32,641
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	3	150	3	151
As discussed further in Note 12, contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes due 2024 are not included in diluted EPS for the three or nine months ended December 30, 2012 because ATK’s average stock price during these periods did not exceed the triggering price.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Derivative Financial Instruments
ATK is exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials and energy,

•	interest rates, and

•	foreign currency exchange risks.
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
ATK entered into interest rate swaps in the second and third quarters of fiscal 2014 whereby we pay a fixed rate on a total notional amount of $400,000 and receive one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We perform assessments of the effectiveness of our hedge instruments on a quarterly basis and during fiscal 2014 determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at December 29, 2013, three of the outstanding swap agreements were in a net liability position which would require us to make the net settlement payments to the counterparties, and two of the outstanding swap agreements were in a net asset position which would require the counterparties to make the net settlement payments to ATK. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.
ATK has not entered into any foreign currency forward contracts during fiscal 2014 or 2013. Contracts entered into prior to fiscal 2013 were used to hedge forecasted inventory purchases and subsequent payments, or customer receivables, denominated in foreign currencies and were designated and qualified as effective cash flow hedges. Ineffectiveness with respect to forecasted inventory purchases was calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement.
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
As of December 29, 2013, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	15,252,000
Zinc	5,478,000
As of December 29, 2013, ATK had three outstanding interest rate swaps with notional amounts of $100,000 each with maturity dates in August 2016, 2017, and 2018, as well as two interest rate swaps with notional amounts of $50,000 each with maturity dates in November 2016 and 2017. See footnote 12 for additional information.
As of December 29, 2013, ATK had no outstanding foreign currency forward contracts in place.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Derivative Financial Instruments (continued)

The table below presents the fair value and location of ATK's derivative instruments designated as hedging instruments in the consolidated balance sheet as of the periods presented.

		Asset Derivatives Fair value as of		Liability Derivatives Fair value as of
	Location	December 29, 2013	March 31, 2013	December 29, 2013	March 31, 2013
Commodity forward contracts	Other current assets / other accrued liabilities	$—	$—	$3,256	$2,871
Commodity forward contracts	Deferred charges and other non-current assets / other long-term liabilities	—	—	—	659
Interest rate contracts	Deferred charges and other non-current assets / other long-term liabilities	$339	$—	$2,286	$—
Total		$339	$—	$5,542	$3,530
Due to the nature of ATK's business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by ATK.
For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts, interest rate swaps, and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Quarter ended December 29, 2013
Commodity forward contracts	Cost of Sales	$(2,688)	Cost of Sales	$—
Interest rate contracts	Interest expense	(869)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
Quarter ended December 30, 2012
Commodity forward contracts	Cost of Sales	$(1,884)	Cost of Sales	$—
Interest rate contracts	Interest expense	—	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—

Nine months ended December 29, 2013
Commodity forward contracts	Cost of Sales	$(4,297)	Cost of Sales	$(1,637)
Interest rate contracts	Interest expense	(869)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
Nine months ended December 30, 2012
Commodity forward contracts	Cost of Sales	$(5,846)	Cost of Sales	$—
Interest rate contracts	Interest expense	—	Interest expense	—
Foreign currency forward contracts	Cost of Sales	(30)	Cost of Sales	—
All derivatives used by ATK during the periods presented were designated as hedging instruments.
During the quarter and nine months ended December 29, 2013 there was a loss of $0 and $1,637, respectively, recognized in earnings as a result of ineffectiveness on forward contracts for copper and zinc. ATK expects that the remaining unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) ("AOCI"), net of income taxes, are as follows:

	December 29, 2013	March 31, 2013
Derivatives	$(2,739)	$(2,192)
Pension and other postretirement benefit liabilities	(771,951)	(826,898)
Cumulative translation adjustment	(1,620)	—
Available-for-sale securities	739	786
Total accumulated other comprehensive loss	$(775,571)	$(828,304)
The following table summarizes the changes in the balance of AOCI, net of income tax:

	Quarter ended December 29, 2013					Nine months ended December 29, 2013
	Derivatives	Pension and other Postretire-ment Benefits	Available for Sale Securities	Cumulative translation adjustment	Total	Derivatives	Pension and other Postretire-ment Benefits	Available for Sale Securities	Cumulative translation adjustment	Total
Beginning of period unrealized gain (loss) in AOCI	$(4,985)	$(790,267)	$683	$34	$(794,535)	$(2,192)	$(826,898)	$786	$—	$(828,304)
Net decrease in fair value of derivatives	59	—	—	—	59	(4,730)	—	—	—	(4,730)
Net losses reclassified from AOCI, offsetting the price paid to suppliers ±	2,187	—	—	—	2,187	3,184	—	—	—	3,184
Net losses reclassified from AOCI, due to ineffectiveness ±	—	—	—	—	—	999	—	—	—	999
Net actuarial losses reclassified from AOCI #	—	22,847	—	—	22,847	—	68,541	—	—	68,541
Prior service costs reclassified from AOCI #	—	(4,531)	—	—	(4,531)	—	(13,594)	—	—	(13,594)
Net change in cumulative translation adjustment	—	—	—	(1,654)	(1,654)	—	—	—	(1,620)	(1,620)
Other	—	—	56	—	56	—	—	(47)	—	(47)
End of period unrealized loss in AOCI	$(2,739)	$(771,951)	$739	$(1,620)	$(775,571)	$(2,739)	$(771,951)	$739	$(1,620)	$(775,571)
± Amounts related to our derivative instruments that were reclassified from AOCI were recorded as a component of cost of sales for each period presented.
# Amounts related to our pension and other postretirement benefits that were reclassified from AOCI were recorded as a component of net periodic benefit cost for each period presented (Note 13).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
8. Accumulated Other Comprehensive Income (Continued)

	Quarter ended December 30, 2012				Nine months ended December 30, 2012
	Derivatives	Pension and other Postretire-ment Benefits	Available for Sale Securities	Total	Derivatives	Pension and other Postretire-ment Benefits	Available for Sale Securities	Total
Beginning of period unrealized gain (loss) in AOCI	$2,082	$(877,403)	$764	$(874,557)	$3,416	$(913,742)	$996	$(909,330)
Net decrease in fair value of derivatives	(2,223)	—	—	(2,223)	(6,011)	—	—	(6,011)
Net losses reclassified from OCI, offsetting the price paid to suppliers ±	1,159	—	—	1,159	3,613	—	—	3,613
Net actuarial losses reclassified from AOCI #	—	19,519	—	19,519	—	58,561	—	58,561
Prior service costs reclassified from AOCI #	—	(1,352)	—	(1,352)	—	(4,055)	—	(4,055)
Other	—	—	41	41	—	—	(191)	(191)
End of period unrealized loss in AOCI	$1,018	$(859,236)	$805	$(857,413)	$1,018	$(859,236)	$805	$(857,413)
± Amounts related to our derivative instruments that were reclassified from AOCI were recorded as a component of cost of sales for each period presented.
# Amounts related to our pension and other postretirement benefits that were reclassified from AOCI were recorded as a component of net periodic benefit cost for each period presented (Note 13).

9. Receivables
Receivables, including amounts due under long-term contracts ("contract receivables"), are summarized as follows:

	December 29, 2013	March 31, 2013
Billed receivables	$522,623	$395,309
Unbilled receivables	871,607	892,577
Other	17,071	24,687
Net receivables	$1,411,301	$1,312,573
Receivable balances are shown net of customer progress payments received of $500,833 as of December 29, 2013 and $381,503 as of March 31, 2013.
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
As of December 29, 2013 and March 31, 2013, the net receivable balance includes contract related unbilled receivables that ATK does not expect to collect within the next fiscal year of $284,512 and $282,068, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Inventories
Inventories consist of the following:

	December 29, 2013	March 31, 2013
Raw materials	$135,481	$102,238
Work/Contracts in process	146,206	82,454
Finished Goods	271,530	130,372
Net inventories	$553,217	$315,064
11. Other Accrued Liabilities
The major categories of other current and long-term accrued liabilities are as follows:

	December 29, 2013	March 31, 2013
Employee benefits and insurance, including pension and other postretirement benefits	$74,999	$75,882
Warranty	19,700	19,669
Interest	16,014	1,887
Environmental remediation	5,049	6,847
Rebate	28,621	6,875
Deferred lease obligation	27,942	28,424
Derivative contracts	3,256	2,871
Federal excise tax	38,722	22,367
Accrued Advertising	10,310	1,296
Other	118,773	95,903
Total other accrued liabilities—current	$343,386	$262,021
Environmental remediation	$42,037	$49,373
Management nonqualified deferred compensation plan	17,064	17,409
Non-current portion of accrued income tax liability	15,547	25,400
Deferred lease obligation	15,795	14,342
Other	25,773	19,934
Total other long-term liabilities	$116,216	$126,458

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Other Accrued Liabilities (Continued)

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

Balance at March 31, 2013	$19,669
Payments made	(2,313)
Warranties issued	113
Changes related to preexisting warranties	33
Balance at June 30, 2013	$17,502
Payments made	(2,576)
Warranties issued	1,288
Changes related to preexisting warranties	77
Balance at September 29, 2013	$16,291
Payments made	(429)
Warranties issued	559
Changes related to preexisting warranties	387
Warranties assumed in acquisition	2,892
Balance at December 29, 2013	$19,700

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

12. Long-Term Debt

On November 1, 2013, ATK refinanced its existing credit facility and also entered into $300,000 in Senior Notes, as further discussed below. As of December 29, 2013, long-term debt, including the current portion, consisted of the following:

	December 29, 2013	March 31, 2013
Senior Credit Facility dated November 1, 2013 (1):
Term A Loan due 2018	$1,010,000	$—
Term B Loan due 2020	250,000	—
Revolving Credit Facility due 2018	—	—
Senior Credit Facility dated October 7, 2010 (1):
Term A Loan due 2015	—	340,000
Term A Loan due 2017	—	195,000
Revolving Credit Facility due 2015	—	—
5.25% Senior Notes due 2021 (2)	300,000	—
6.875% Senior Subordinated Notes due 2020 (3)	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024 (4)	199,453	199,453
Principal amount of long-term debt	2,109,453	1,084,453
Less: Unamortized discounts	5,095	10,576
Carrying amount of long-term debt	2,104,358	1,073,877
Less: current portion	247,358	50,000
Carrying amount of long-term debt, excluding current portion	$1,857,000	$1,023,877
(1) On November 1, 2013, ATK entered into a Third Amended and Restated Credit Agreement (the "2013 Senior Credit Facility"), which replaced its 2010 Senior Credit Facility. The 2013 Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature in 2018, and a Term Loan B of $250,000, which matures in 2020. The Term A Loan is subject to quarterly principal payments of $12,625 beginning on March 31, 2014, with the remaining balance due on November 1, 2018. The Term B Loan is subject to quarterly principal payments of $625 beginning on March 31, 2014, with the remaining balance due on November 1, 2020. Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the 2013 Senior Credit Facility. Borrowings under the 2013 Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's current credit rating, the current base rate margin is 1.00% and the current Eurodollar margin is 2.00%. The weighted average interest rate for the Term A Loan, after taking into account the interest rate swaps discussed below, was 2.60% at December 29, 2013. ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on ATK's current rating, this current fee is 0.30%. As of December 29, 2013, ATK had no borrowings against its $700,000 Revolving Credit Facility and had outstanding letters of credit of $124,554, which reduced amounts available on the Revolving Credit Facility to $575,446. Debt issuance costs totaling approximately $19,000 will be amortized over the term of each related Term Loan.
In fiscal 2011, ATK entered into a Second Amended and Restated Credit Agreement (the "2010 Senior Credit Facility"), which was comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which were to mature in 2015. During the third quarter of fiscal 2014, the Company refinanced this agreement as noted above. The transaction resulted in the write-off of the remaining $6,166 of unamortized debt issuance costs in the quarter ended December 29, 2013.
(2) On November 1, 2013, ATK issued $300,000 aggregate principal amount of 5.25% Senior Notes (the "5.25% Notes") that mature on October 1, 2021. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. ATK has the right to redeem some or all of these notes

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Long-term Debt (Continued)

from time to time on or after October 1, 2016, at specified redemption prices. Prior to October 1, 2016, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2016, ATK may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.25% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of approximately $3,000 related to these notes will be amortized to interest expense over the term of the notes.
(3) In fiscal 2011, ATK issued $350,000 aggregate principal amount of 6.875% Senior Subordinated Notes ("the 6.875% Notes") that mature on September 15, 2020. These notes are general unsecured obligations. Interest on these notes is payable on March 15 and September 15 of each year. ATK has the right to redeem some or all of these notes from time to time on or after September 15, 2015, at specified redemption prices. Prior to September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. Debt issuance costs of approximately $7,100 related to these notes are being amortized to interest expense over 10 years.
(4) In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Under select conditions, ATK will pay contingent interest on these notes, which is treated as an embedded derivative; the fair value of this feature was insignificant at December 29, 2013 and March 31, 2013. ATK may redeem some or all of these notes in cash, for 100% of the principal amount plus any accrued but unpaid interest, at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash, for 100% of the principal amount plus any accrued but unpaid interest, some or all of these notes on August 15, 2014 and August 15, 2019. Under specified conditions (including if, during any fiscal quarter, the last reported sale price of ATK’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter), holders may also convert their 3.00% Convertible Notes into shares of ATK’s common stock. These notes had an initial conversion rate of 12.5392 shares per $1 principal amount (a conversion price of $79.75). Pursuant to provisions in the indenture requiring adjustment of the conversion rate upon the payment of dividends, the conversion rate for these notes is now 13.0717, which correspondingly has changed the conversion price per share to $76.50. The stock price condition was met during the quarter ended December 29, 2013; accordingly, the notes are now convertible at any time, at the option of the holder, through March 31, 2014, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. The stock price condition was also met in fiscal 2009 and $547 of these notes were converted. Because the notes are now convertible and also will be putable within the next year, the remaining principal amount of $199,453 is classified as short-term. The convertible shares had an impact on diluted shares outstanding for the quarter and nine-month periods ended December 29, 2013 of 821,000 and 476,000, respectively, because ATK's average stock price exceeded the conversion price during those periods. These shares had no impact on the diluted shares outstanding for the quarter and nine-month period ended December 30, 2012 as the average stock price did not exceed the conversion price during those periods.
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
The unamortized discount is amortized through interest expense into earnings over the expected term of the convertible notes. The following table provides additional information about ATK’s 3.00% Convertible Notes:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Long-term Debt (Continued)

	December 29, 2013	March 31, 2013
Carrying amount of the equity component	$56,849	$56,849
Principal amount of the liability component	$199,453	$199,453
Unamortized discount of liability component	$5,095	$10,576
Net carrying amount of liability component	$194,358	$188,877
Remaining amortization period of discount	128	137
Effective interest rate on liability component	7.000%	7.000%
Based on ATK's closing stock price of $122.05 on December 29, 2013, the if-converted value of these notes exceeded the aggregate principal amount of the notes by $118,755.
Interest Rate Swaps
During fiscal 2014, ATK entered into five floating-to-fixed interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates. As of December 29, 2013, ATK had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(661)	0.87%	0.16%	August 2016
Non-amortizing swap	$100,000	$(805)	1.29%	0.16%	August 2017
Non-amortizing swap	$100,000	$(820)	1.69%	0.16%	August 2018
Non-amortizing swap	$50,000	$146	0.65%	0.16%	November 2016
Non-amortizing swap	$50,000	$193	1.10%	0.16%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.
Rank and Guarantees
The 5.25% Notes rank senior in right of payment to the 3.00% Convertible Notes and the 6.875% Notes (the latter two of which rank equal with each other), all of which are subordinated in right of payment to all existing and future senior secured indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. The parent company has no independent assets or operations. As a result of the acquisition of Bushnell during the third quarter, ATK's non-guarantor subsidaries become more than minor. See footnote 20 for consolidating financial information of the guarantor and non-guarantor subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior or senior subordinated obligations, as applicable, of the applicable subsidiary guarantors. The guarantee by any Subsidiary Guarantor of ATK’s obligations in respect of the 5.25% Notes and the 6.875% Notes will be released in each of the following circumstances:

•	if, as a result of the sale of its capital stock, such Subsidiary Guarantor ceases to be a Restricted Subsidiary;

•	if such Subsidiary Guarantor is designated as an “Unrestricted Subsidiary”;

•	upon defeasance or satisfaction and discharge of the 5.25% Notes or the 6.875% Notes, as applicable; and

•	if such Subsidiary Guarantor has been released from its guarantees of indebtedness under the Credit Agreement and all capital markets debt securities.

The guarantee by any Subsidiary Guarantor of the Company’s obligations in respect of the 3.00% Convertible Notes due 2024 will be released if such Subsidiary Guarantor is released from its guarantee of the 5.25% Notes and the 6.875% Notes.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Long-term Debt (Continued)

Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of fiscal 2014	$13,250
Fiscal 2015	252,453
Fiscal 2016	53,000
Fiscal 2017	53,000
Fiscal 2018	53,000
Thereafter	1,684,750
Total	$2,109,453
ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 55% and 42% as of December 29, 2013 and March 31, 2013, respectively.
Covenants and Default Provisions
ATK's Senior Credit Facility and the indentures governing the 5.25% Notes, the 6.875% Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. ATK’s 5.25% Notes and its 6.875% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of December 29, 2013, this limit was approximately $839,000. The 2013 Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio, a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio. Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the 2013 Senior Credit Facility are subject to compliance with these covenants. As of December 29, 2013, ATK was in compliance with the financial covenants.
Cash Paid for Interest on Debt
Cash paid for interest totaled $27,757 in the nine months ended December 29, 2013, and $45,931 in the nine months ended December 30, 2012.
13. Employee Benefit Plans
The components of net periodic benefit cost are as follows:

Table of Content
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
13. Employee Benefits Plans (Continued)

	Pension Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Service cost	$8,691	$16,007	$26,072	$48,022
Interest cost	32,563	36,145	97,690	108,458
Expected return on plan assets	(40,278)	(41,839)	(120,833)	(125,853)
Amortization of unrecognized net loss	36,473	31,134	109,418	93,467
Amortization of unrecognized prior service cost	(5,246)	(97)	(15,738)	(294)
Net periodic benefit cost before special termination benefits cost / curtailment	32,203	41,350	96,609	123,800
Special termination benefits cost / curtailment	—	—	—	2,000
Net periodic benefit cost	$32,203	$41,350	$96,609	$125,800

	Other Postretirement Benefits
	Quarters Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Service cost	$2	$1	$7	$3
Interest cost	1,302	1,623	3,905	4,870
Expected return on plan assets	(855)	(813)	(2,564)	(2,440)
Amortization of unrecognized net loss	572	663	1,716	1,990
Amortization of unrecognized prior service cost	(2,095)	(2,095)	(6,286)	(6,286)
Net periodic benefit income	$(1,074)	$(621)	$(3,222)	$(1,863)

During the nine months ended December 30, 2012, ATK recorded a settlement expense of $2,000 to recognize the impact of lump sum benefit payments made under the nonqualified supplemental executive retirement plan.
Employer Contributions. During the nine months ended December 29, 2013, ATK contributed $40,000 directly to the pension trust and $2,118 directly to retirees under its nonqualified supplemental executive retirement plan. ATK also contributed $9,559 to its other postretirement benefit plans. ATK anticipates making additional contributions of approximately $1,479 directly to retirees under the nonqualified plan and $2,403 to its other postretirement benefit plans during the remainder of fiscal 2014.
14. Income Taxes
ATK’s provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
The income tax provisions for the quarters ended December 29, 2013 and December 30, 2012 represent effective tax rates of 32.7% and 31.9%, respectively. The increase in the rate from the prior year quarter is primarily due to current year nondeductible acquisition-related costs and decreased benefits from the domestic manufacturing deduction, partially offset by the favorable true-up of prior-year taxes and the retroactive extension of the research and development credit ("R&D credit") that occurred after the prior year quarter.
The income tax provisions for the nine months ended December 29, 2013 and December 30, 2012 represent effective tax rates of 32.7% and 30.0%, respectively. The increase in the rate from the prior year period is primarily due to the prior year period settlement of the examination by the Internal Revenue Service ("IRS") of the fiscal 2009 and 2010 tax returns and nondeductible acquisition-related costs, partially offset by the revaluation of unrecognized tax benefits due to proposed IRS regulations enacted in the second quarter of the current fiscal year.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2007. The IRS has completed the audits of ATK through fiscal 2010 and is currently auditing ATK's tax returns for fiscal years 2011 and 2012. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,686 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,294.
15. Stock-Based Compensation
ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
Total pre-tax stock-based compensation expense of $3,129 and $4,441 was recognized during the quarters ended December 29, 2013 and December 30, 2012, respectively. Total pre-tax stock-based compensation expense of $9,437 and $10,878 was recognized during the nine months ended December 29, 2013 and December 30, 2012, respectively.
The total income tax benefit recognized in the income statement for share-based compensation was $1,199 and $1,246 during the quarters ended December 29, 2013 and December 30, 2012, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $3,620 and $2,496 during the nine months ended December 29, 2013 and December 30, 2012, respectively.
ATK sponsors four stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, the 2000 Stock Incentive Plan, and the 2005 Stock Incentive Plan. As of December 29, 2013, ATK has authorized up to 3,982,360 common shares under the 2005 Stock Incentive Plan, of which 1,325,135 common shares are available to be granted. No new grants will be made out of the other three plans. Furthermore, as of December 29, 2013, no awards remained outstanding under the 2000 Stock Incentive Plan.
There are four types of awards outstanding under ATK's stock incentive plans: performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards and TSR awards, grant of restricted stock, or exercise of stock options.
As of December 29, 2013, there were up to 418,836 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares:

•	up to 221,062 shares will become payable only upon achievement of certain financial performance goals, including sales and return on invested capital for the fiscal 2012 through fiscal 2014 period;

•	up to 102,848 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2013 through fiscal 2015 period; and

•	up to 94,926 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2014 through fiscal 2016 period.
There were 35,852 shares earned during fiscal 2013 upon achievement of certain financial performance goals, including EPS, for the fiscal 2011 through fiscal 2013 period, which were distributed or deferred in May 2013. As other financial performance goals were not met, 155,359 shares were forfeited during fiscal 2013.
As of December 29, 2013, there were up to 45,980 shares reserved for TSR awards for key employees. ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. There were no TSR awards granted during the nine months ended December 29, 2013.
Of the shares reserved for TSR awards for key employees,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
15. Stock-based Compensation (Continued)

•	45,980 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2012 through 2014 period.

No shares were earned during fiscal 2013 as the market conditions stipulated for the fiscal 2011 through 2013 period were not satisfied and, as such, 26,000 TSR awards were forfeited during fiscal 2013.
Restricted stock granted to non-employee directors and certain key employees totaled 80,834 shares during the nine months ended December 29, 2013. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of ATK's common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The weighted average fair value of options granted was $23.00 during the nine months ended December 29, 2013. There were no stock options granted during the nine months ended December 30, 2012. The following weighted average assumptions were used for grants:

Nine Months ended December 29, 2013
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
Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At December 29, 2013, based on progress to date on certain contracts, there is approximately $34,490 included in unbilled receivables for contract claims compared to $27,797 as of March 31, 2013.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.75% and 0.8% as of December 29, 2013 and March 31, 2013, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	December 29, 2013		March 31, 2013
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(52,949)	$28,685	$(61,227)	$35,638
Unamortized discount	5,863	(2,704)	3,731	(1,925)
Present value amounts (payable) receivable	$(47,086)	$25,981	$(57,496)	$33,713

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Contingencies (Continued)

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. Of the $47,086 discounted liability as of December 29, 2013, $5,049 was recorded within other current liabilities and $42,037 was recorded within other long-term liabilities. Of the $25,981 discounted receivable, ATK recorded $4,650 within other current assets and $21,331 within other non-current assets. As of December 29, 2013, the estimated discounted range of reasonably possible costs of environmental remediation was $47,086 to $75,526.
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
17. Share Repurchases
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the quarter ended December 29, 2013, ATK repurchased 35,253 shares for $3,871 compared to no shares during the quarter ended December 30, 2012. During the nine months ended December 29, 2013, ATK repurchased 609,922 shares for $52,130 compared to 482,044 shares for $25,000 during the nine months ended December 30, 2012.
18. Changes in Estimates
The majority of ATK’s sales are accounted for as long-term contracts, which are accounted for under the percentage-of-completion method (“POC”). Accounting for contracts under the POC method requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current or prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company’s consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $19,657 and $28,904 for the quarters ended December 29, 2013 and December 30, 2012, respectively. The current quarter adjustments were primarily driven by higher profit expectations in the Small Caliber Systems and Armament Systems divisions. The prior year quarter adjustments were primarily driven by changes in estimates in Small-Caliber Systems and Space System Operations offset by a reduction in Armament Systems divison.
Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $86,937 and $101,532 for the nine months ended December 29, 2013 and December 30, 2012, respectively. The current year nine-month period adjustments were primarily driven by higher profit expectations of $39,125 in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and for programs in the Space Systems Operations and Aerospace Structures divisions. The

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
18. Changes in Estimates (Continued)

prior year nine-month period adjustments were primarily driven by changes in estimates in Small Caliber Systems and Energetic Systems as contracts near completion, and changes in estimates in Space System Operations due to performance improvements.
19. Realignment Obligations
In April 2012, ATK commenced operations under a three-group structure. In conjunction with this realignment, ATK incurred realignment charges in the fourth quarter of fiscal 2012. In the quarter and nine months ended December 29, 2013, ATK incurred realignment expenses of approximately $2,600 and $8,000, respectively, associated with restructuring and facility rationalization costs in tactical military accessories within the Sporting Group. The charges related primarily to termination benefits offered to employees, asset impairment charges, and costs associated with the closure of certain facilities. ATK had no realignment liability as of March 31, 2013 and December 29, 2013. The following table summarizes ATK’s realignment liability activity during fiscal 2013 related to the termination benefits and facility closure and other costs:

	Termination Benefits	Asset Impairment	Facility Closure and Other Costs	Total

Balance at March 31, 2012	$7,148	$—	$25	$7,173
Expense	—	—	—	—
Cash paid	(5,744)	—	—	(5,744)
Non-cash settlements	(1,090)	—	—	(1,090)
Balance at December 30, 2012	$314	$—	$25	$339
20. Condensed Consolidating Financial Statements
In accordance with the provisions of the 3.00% Convertible Notes, the 6.875% Notes, and the 5.25% Notes, the outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. The parent company has no independent assets or operations. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior or senior subordinated obligations, as applicable, of the applicable subsidiary guarantors. On November 1, 2013, ATK acquired Bushnell, a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. As a result of this acquisition and the increase in the number of non-guarantor subsidiaries, the subsidiaries of ATK other than the subsidiary guarantors are no longer considered minor and therefore the consolidating financial information of the guarantor and non-guarantor subsidiaries is presented prospectively on the following pages.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidating Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarter Ended December 29, 2013
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Sales	$—	$1,165,686	$62,901	$(20,183)	$1,208,404
Cost of sales	—	891,821	47,596	(20,183)	919,234
Gross profit	—	273,865	15,305	—	289,170
Operating expenses:
Research and development	—	11,853	46	—	11,899
Selling	—	50,441	6,511	—	56,952
General and administrative	3,129	66,738	4,477	—	74,344
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest	(3,129)	144,833	4,271	—	145,975
Equity in income/(loss) of subsidiaries	99,743	2,258	—	(102,001)	—
Interest expense	(28,501)	—	—	—	(28,501)
Interest income	—	1,661	132	—	1,793
Loss on extinguishment of debt	—	—	—	—	—
Income before income taxes and noncontrolling interest	68,113	148,752	4,403	(102,001)	119,267
Income tax provision	(12,173)	49,612	1,515	—	38,954
Net income	80,286	99,140	2,888	(102,001)	80,313
Less net income attributable to noncontrolling interest	—	—	27	—	27
Net income attributable to Alliant Techsystems Inc.	$80,286	$99,140	$2,861	$(102,001)	$80,286

Other comprehensive income (loss), net of tax:
Net income	$80,286	$99,140	$2,888	$(102,001)	$80,313
Total other comprehensive income	$18,964	$18,372	$(1,654)	$(16,718)	$18,964

Comprehensive income	99,250	117,512	1,234	(118,719)	99,277
Less comprehensive income attributable to noncontrolling interest	—	—	27	—	27
Comprehensive income attributable to Alliant Techsystems Inc.	$99,250	$117,512	$1,207	$(118,719)	$99,250

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidating Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Nine Months Ended December 29, 2013
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Sales	$—	$3,366,598	$98,047	$(35,119)	$3,429,526
Cost of sales	—	2,585,195	80,843	(35,119)	2,630,919
Gross profit	—	781,403	17,204	—	798,607
Operating expenses:
Research and development	—	33,922	204		34,126
Selling	—	138,874	7,743		146,617
General and administrative	9,437	182,140	6,426		198,003
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest	(9,437)	426,467	2,831	—	419,861
Equity in income/(loss) of subsidiaries	286,172	(1,432)	—	(284,740)	—
Interest expense	(57,634)	—	—		(57,634)
Interest income	—	1,569	315		1,884
Loss on extinguishment of debt	—	—	—	—	—
Income before income taxes and noncontrolling interest	219,101	426,604	3,146	(284,740)	364,111
Income tax provision	(25,809)	142,303	2,497	—	118,991
Net income	244,910	284,301	649	(284,740)	245,120
Less net income attributable to noncontrolling interest	—	—	210	—	210
Net income attributable to Alliant Techsystems Inc.	$244,910	$284,301	$439	$(284,740)	$244,910

Other comprehensive income (loss), net of tax:
Net income	$244,910	$284,301	$649	$(284,740)	$245,120
Total other comprehensive income	$52,733	$54,900	$(1,620)	$(53,280)	$52,733

Comprehensive income	297,643	339,201	(971)	(338,020)	297,853
Less comprehensive income attributable to noncontrolling interest	—	—	210	—	210
Comprehensive income attributable to Alliant Techsystems Inc.	$297,643	$339,201	$(1,181)	$(338,020)	$297,643

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidating Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 29, 2013
(Amounts in thousands except share data)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$136,641	$53,116	$—	$189,757
Net receivables	—	1,353,495	57,806	—	1,411,301
Due from affiliates	—	2,627	—	(2,627)	—
Net inventories	—	492,597	60,620	—	553,217
Income tax receivable	—	4,005	2,579	—	6,584
Deferred income tax assets	—	71,594	6,359	—	77,953
Other current assets	—	62,975	13,551	—	76,526
Total current assets	—	2,123,934	194,031	(2,627)	2,315,338
Net property, plant, and equipment	—	643,822	11,753	—	655,575
Investment in subsidiaries	5,716,899	200,394	—	(5,917,293)	—
Goodwill	—	1,795,274	118,392	—	1,913,666
Net intangible assets	—	535,212	55,677	—	590,889
Noncurrent deferred income tax assets	—	—	—	—	—
Long-term due from affiliates	—	1,951,472	—	(1,951,472)	—
Deferred charges and other non-current assets	25,785	90,162	—	—	115,947
Total assets	$5,742,684	$7,340,270	$379,853	$(7,871,392)	$5,591,415
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$247,358	$—	$—	$—	$247,358
Accounts payable	—	225,474	26,329	—	251,803
Due to affiliates	—	—	2,627	(2,627)	—
Contract advances and allowances	—	107,226	355	—	107,581
Accrued compensation	—	104,464	3,198	—	107,662
Other accrued liabilities	19,270	287,091	37,025	—	343,386
Total current liabilities	266,628	724,255	69,534	(2,627)	1,057,790
Long-term debt	1,857,000	—	—	—	1,857,000
Postretirement and postemployment benefits liabilities	—	85,449	—	—	85,449
Accrued pension liability	—	679,984	—	—	679,984
Deferred income tax liabilities	—	31,246	17,446	—	48,692
Long-term due to affiliates	1,881,089	—	70,383	(1,951,472)	—
Other long-term liabilities	2,285	113,385	546	—	116,216
Total liabilities	4,007,002	1,634,319	157,909	(1,954,099)	3,845,131
Equity
Shareholders’ equity attributable to ATK and subsidiaries	1,735,682	5,705,951	211,342	(5,917,293)	1,735,682
Noncontrolling interest	—	—	10,602	—	10,602
Total equity	1,735,682	5,705,951	221,944	(5,917,293)	1,746,284
Total liabilities and equity	$5,742,684	$7,340,270	$379,853	$(7,871,392)	$5,591,415

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidating Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended December 29, 2013
(Amounts in thousands)	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Operating Activities
Cash provided by (used for) operating activities	7,060	202,788	17,436	(5,000)	222,284
Investing Activities
Capital expenditures	—	(79,997)	(583)	—	(80,580)
Acquisition of business, net of cash acquired	(1,344,119)	36,978	5,544	—	(1,301,597)
Due to (from) Affiliates	—	(410,359)	—	410,359	—
Proceeds from the disposition of property, plant, and equipment	—	5,326	—	—	5,326
Cash used for investing activities	(1,344,119)	(448,052)	4,961	410,359	(1,376,851)
Financing Activities
Due to (from) Affiliates	410,359	—	—	(410,359)	—
Borrowings on line of credit	280,000	—	—	—	280,000
Repayments of line of credit	(280,000)	—	—	—	(280,000)
Payments made on bank debt	(25,000)	—	—	—	(25,000)
Payments made to extinguish debt	(510,000)	—	—	—	(510,000)
Proceeds from issuance of long-term debt	1,560,000	—	—	—	1,560,000
Payments made for debt issue costs	(21,641)	—	—	—	(21,641)
Purchase of treasury shares	(53,270)	—	—	—	(53,270)
Dividends paid	(24,951)	—	(5,000)	5,000	(24,951)
Proceeds from employee stock compensation plans	729	—	—	—	729
Excess tax benefits from share-based plans	833	—	—	—	833
Cash provided by (used for) financing activities	1,337,059	—	(5,000)	(405,359)	926,700
Effect of foreign currency exchange rate fluctuations on cash	—	(820)	1,155	—	335
Decrease in cash and cash equivalents	—	(246,084)	18,552	—	(227,532)
Cash and cash equivalents at beginning of period	—	382,725	34,564	—	417,289
Cash and cash equivalents at end of period	$—	$136,641	$53,116	$—	$189,757

21. Operating Segment Information
ATK operates its business structure within three operating groups. These operating segments (“groups”) are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability. Each group is described below:

•
Aerospace Group, which generated 27% of ATK’s external sales in the nine months ended December 29, 2013, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 35% of ATK’s external sales in the nine months ended December 29, 2013, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

•
Sporting Group, which generated 38% of ATK’s external sales in the nine months ended December 29, 2013, develops and produces commercial ammunition, accessories, rifles and shotguns for the hunting, shooting, law enforcement, outdoor and sporting markets.

The military small-caliber ammunition contract, which is reported within the Defense Group, contributed approximately 16% of total external sales during the nine months ended December 30, 2012. No contract contributed more than 10% of total external sales during the nine months ended December 29, 2013.
The following summarizes ATK's results by segment:

	Quarters Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Sales to external customers:
Aerospace Group	$313,222	$301,124	$930,080	$906,078
Defense Group	373,304	467,476	1,203,743	1,466,089
Sporting Group	521,878	287,582	1,295,703	836,104
Total external Sales	1,208,404	1,056,182	3,429,526	3,208,271
Intercompany sales:
Aerospace Group	4,856	3,926	14,589	13,984
Defense Group	81,945	40,679	198,223	109,084
Sporting Group	2,350	6,545	8,191	21,476
Eliminations	(89,151)	(51,150)	(221,003)	(144,544)
Total intercompany Sales	—	—	—	—
Total sales	$1,208,404	$1,056,182	$3,429,526	$3,208,271

Income before interest, loss on extinguishment of debt, income taxes and noncontrolling interest
Aerospace Group	$33,383	$37,478	$111,039	$109,506
Defense Group	53,078	53,389	170,236	209,295
Sporting Group	81,119	30,215	183,059	76,142
Corporate	(21,605)	(14,223)	(44,473)	(46,839)
Total Income before interest, loss on extinguishment of debt, income taxes and noncontrolling interest	$145,975	$106,859	$419,861	$348,104

	Period Ended
	December 29, 2013	March 31, 2013
Total assets:
Aerospace Group	$1,579,475	$1,580,775
Defense Group	1,179,613	1,122,416
Sporting Group	2,396,166	803,493
Corporate	436,161	876,326
Total assets	$5,591,415	$4,383,010
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
21. Operating Segment Information (Continued)

Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense. The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses, such as corporate accounting, legal, and treasury costs, are allocated out to the business segments. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate" and were $9,689 and $4,935 for the quarters ended December 29, 2013 and December 30, 2012, respectively, and $21,258 and $14,361 for the nine months ended December 29, 2013 and December 30, 2012, respectively.

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

•	intense competition,

•	increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

•	changes in cost and revenue estimates and/or timing of programs,

•	the potential termination of U.S. Government contracts and the potential inability to recover termination costs,

•	reduction or change in demand for commercial ammunition, firearms or accessories, including the risk that placed orders exceed actual customer requirements,

•	risks associated with expansion into commercial markets,

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates,

•	greater risk associated with international business, including foreign currency exchange rates and fluctuations in those rates,

•	other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

•	costs of servicing ATK's debt, including cash requirements and interest rate fluctuations,

•	security threats, including cybersecurity and other industrial and physical security threats, and other disruptions,

•	supply, availability, and costs of raw materials and components, including commodity price fluctuations,

•	government laws and other rules and regulations applicable to ATK, such as procurement and import-export control, and federal and state firearms and ammunition regulations,

•	the novation of U.S. Government contracts,

•	performance of ATK's subcontractors,

•	development of key technologies and retention of a qualified workforce,

•	fires or explosions at any of ATK's facilities,

•	environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

•	impacts of financial market disruptions or volatility to ATK's customers and vendors,

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
As of December 29, 2013, ATK operated in three business segments. These operating segments are defined based on the reporting and review process used by ATK's chief executive officer and other management. As of December 29, 2013, ATK's three operating groups were:

•
Aerospace Group, which generated 27% of ATK's external sales in the nine months ended December 29, 2013, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services. Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets. Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 35% of ATK's external sales in the nine months ended December 29, 2013, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Sporting Group, which generated 38% of ATK's external sales in the nine months ended December 29, 2013, develops and produces commercial ammunition, accessories, rifles and shotguns for the hunting, shooting, law enforcement, outdoor and sporting markets.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2014 financial results included the following:
Financial highlights for the quarter ended December 29, 2013

•	Quarterly sales of $1.2 billion.

•	Diluted earnings per share of $2.46.

•
Orders for the quarter ended December 29, 2013 of $1.3 billion compared to $1.4 billion in the quarter ended December 30, 2012. Orders include orders in ATK's Sporting Group, which are cancelable and may not be indicative of future sales.

•
Total backlog of $7.6 billion at December 29, 2013 compared to $6.7 billion at December 30, 2012. Backlog includes orders within the Sporting Group which are cancelable, and ATK believes there may have been a number of ammunition orders placed that exceeds actual customer requirements.

•
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest as a percentage of sales was 12.1% and 10.1% for the quarters ended December 29, 2013 and December 30, 2012, respectively. The increase was driven by increases in the Sporting Group, and lower pension expense.

•
The increase in the current quarter's tax rate to 32.7% from 31.9% in the quarter ended December 30, 2012 is primarily due to nondeductible acquisition-related costs and lower benefits from the domestic manufacturing deduction, partially offset by a favorable true-up of prior year taxes and extension of the federal R&D tax credit in 2013.

•
On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc., a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear, for $985,000 in cash, net of cash acquired, and subject to a customary working capital adjustment.

•
On November 1, 2013, ATK entered into a Third Amended and Restated Credit Agreement (the "2013 Senior Credit Facility"), which replaced the 2010 Senior Credit Facility and issued $300,000 aggregate principal amount of 5.25% Senior Notes (‘the "5.25% Notes’’) that mature on October 1, 2021 to pay for the Bushnell acquisition.

•	On November 5, 2013, ATK’s Board of Directors declared a quarterly cash dividend of $0.26 per share to stockholders of record on November 20, 2013. The dividend was paid on December 12, 2013.

Other notable events for fiscal 2014

•	On January 29, 2014, ATK’s Board of Directors declared a quarterly cash dividend of $0.32 per share, payable on March 27, 2014, to stockholders of record on March 4, 2014.

•	On January 29, 2014 ATK's Board of Directors extended the share repurchase program through March 31, 2015.

•	On June 21, 2013, ATK acquired Caliber Company, parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns.

•	During the nine months ended December 29, 2013, ATK repurchased 609,922 shares for $52,130.

•	ATK's Board of Directors appointed Jay Tibbets, Senior Vice President and President Sporting Group effective July 31, 2013.

•	ATK's Board of Directors appointed Stephen Nolan, Senior Vice President Strategy and Business Development effective July 31, 2013.

Outlook
Government Funding—ATK is dependent on funding levels of the U.S. Department of Defense ("DoD") and NASA.
The government budget structure remains constrained by the 2011 Budget Control Act which initially reduced the DoD topline budget by approximately $490 billion over 10 years starting in fiscal year 2012. In January 2013, the American Taxpayer Relief Act of 2012 was enacted, triggering further defense budget cuts of approximately $50 billion per year (or sequestration) beginning in March 2013. Until recently, Congress and the Administration had been unable to reach a broader fiscal agreement that would amend the Budget Control Act and avoid the impacts of sequestration. For GFY13, the first round of sequestration was triggered, reducing DoD accounts by $37 billion. The NASA budget was under similar sequestration pressure but had greater flexibility to manage the reductions across the portfolio and decided to preserve funding for key priorities such as the Space Launch System ("SLS").
In GFY14, the Administration faced the threat of an additional year of sequestration and deeper cuts requiring an additional reduction of $20 billion from the defense topline budget. The Budget Control Act Amendment adopted in December 2013 provided some relief to the deeper cuts required under sequestration in GFY14 and GFY15. For defense spending, the agreement effectively holds flat the topline budget at $499 billion for both GFY14 and GY15, providing over $30 billion in sequester relief. For NASA, similar relief provided for non-defense discretionary spending should allow the NASA budget to remain flat over the same period at approximately $17.5 billion annually.
On January 17, 2014, Congress approved, and the President signed, the Omnibus Appropriations Act replacing the Continuing Resolution for the remainder of GFY14 and removing the threat of future government shutdowns. Consistent with the budget deal, the Omnibus Appropriations Act funds the DoD at $499 billion and replaces the across-the-board sequester cuts with specific reductions across most accounts. Total funding, and funding for most programs, remains flat at GFY13 levels. Overseas Contingency Operations funding was increased by $5 billion above the requested amount, providing some additional relief to the defense budget.

With the budget agreement now in place, sequestration (the after-the-fact across-the-board cuts) will be replaced in GFY15 with budget submissions expected to be in-line with these lower funding levels and programs adjusted to fit the lower expected funding levels. Budget pressures, such as rising personnel costs despite significant force reductions in the Army and Marine Corps, will present challenges to modernization and research and development accounts. ATK is preparing for a period where force reductions and a winding-down of overseas contingency operations, coupled with reduced training cycles and fairly healthy inventory levels for many ammunition and missile items, will result in less demand in some categories of products.
Given the lack of details provided by the DoD of how it plans to implement the new budget deal, and the expected delay in submission of the GFY15 budget plan, ATK is unable to predict the impact, which could be material, on its programs or financial outlook beyond FY14, including our revenues, operating earnings and margins, cash flow, orders and backlog and recovery of long-lived assets. Further refinement of these assessments will be made after reviewing the Administration’s budget submission, expected in March 2014.
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
The Bipartisan Budget Act of 2013, which was signed by President Obama on December 26, 2013, reduced the allowable compensation costs for employees of government contractors to $487 thousand from the current level of $952 thousand.  This Act will limit the amount of compensation that ATK can propose and bill on contracts awarded after the law is codified into the Federal Acquisition Regulation, expected to be sometime within the next 12 months.  This new limit will be phased in as old contracts that are subject to the old limit are completed and new contracts subject to the new limit are received.  Once fully phased in, ATK believes this Act will reduce the amount of cost ATK can bid and collect.

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

ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Savage are included in ATK’s consolidated financial statements at the date of acquisition. The purchase price for the acquisition will be allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2013 as if the acquisition had occurred at the beginning of fiscal 2013 is not being presented because the acquisition is not material to ATK for that purpose. Subsequent to June 21, 2013, ATK has recorded sales of approximately $116,908 for fiscal year 2014 and $53,920 for the quarter ended December 29, 2013 and income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest of approximately $18,887 for fiscal year 2014 and $13,266 for the quarter ended December 29, 2013 associated with the operations of this acquired business which reflects the expense of the inventory step-up cost of $0 and $9,000 for inventory sold in the quarter and nine months ended December 29, 2013, respectively.

On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc. Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 in cash, subject to customary post-closing adjustments expected to be settled in fiscal 2014. ATK believes the acquisition will broaden our existing capabilities in the commercial shooting sports market and expand our portfolio of branded shooting sports products. In addition, this transaction will enable the Company to enter new sporting markets in golf and snow skiing. ATK will leverage Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalize on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees and will be included in the Sporting Group. The purchase price allocation will be completed within 12 months of the acquisition date. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK will use the acquisition method of accounting to account for this acquisition and, accordingly, the results of Bushnell will be included in ATK’s consolidated financial statements at the date of acquisition. Subsequent to November 1, 2013, ATK has recorded sales of approximately $85,074 for the quarter and nine months ended December 29, 2013, and income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest of approximately $3,123 for the quarter and nine months ended December 29, 2013 associated with the operations of this acquired business which reflects transition costs and the expense of the inventory step-up cost of $1,377 for inventory sold in the quarter and nine months ended December 29, 2013. The income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest excludes transaction costs of $10,200 for the quarter ended December 29, 2013. Pro forma financial statement information has been included within Footnote 4.

There were no acquisitions during fiscal 2013.
Sales
The military small-caliber ammunition contract, which is reported within the Defense Group, contributed approximately 16% of total external sales during the nine months ended December 30, 2012. No contract contributed more than 10% of total external sales during the nine months ended December 29, 2013.
The following is a summary of each operating segment's sales:

	Quarters Ended				Nine Months Ended
	December 29, 2013	December 30, 2012	$ Change	% Change	December 29, 2013	December 30, 2012	$ Change	% Change
Aerospace Group	$318,078	$305,050	$13,028	4.3%	$944,669	$920,062	$24,607	2.7%
Defense Group	455,249	508,155	(52,906)	(10.4)%	1,401,966	1,575,173	(173,207)	(11.0)%
Sporting Group	524,228	294,127	230,101	78.2%	1,303,894	857,580	446,314	52.0%
Eliminations	(89,151)	(51,150)	(38,001)	74.3%	(221,003)	(144,544)	(76,459)	52.9%
Total external sales	$1,208,404	$1,056,182	$152,222	14.4%	$3,429,526	$3,208,271	$221,255	6.9%
The fluctuation in sales was driven by the program-related changes within the operating segments as described below.
Quarter:
Aerospace Group.    The increase in sales was primarily driven by:

•	a $13,900 increase in Space System Operations due to increased activity on classified programs and

•	a $6,200 increase in the Aerospace Structures division due to increased production on commercial aircraft programs.
These increases were partially offset by a decrease of $9,500 in the Space Components division due to lower production volumes.
Defense Group.    The decrease in sales was primarily driven by:

•	a $32,100 decrease in Armament Systems division due to lower volumes on medium-caliber ammunition programs and completion of programs and

•	a $17,700 decrease in Small Caliber Systems due to reduced volume as programs neared completion and impacts from federal budget reductions.
Sporting Group.    The increase in sales was primarily driven by:

•	a $139,000 increase due to the acquisition of Bushnell and Savage and

•
a $91,700 increase in ammunition and accessories products driven by increased volume and previously announced price increases for ammunition, partially offset by a reduction in military accessories due to completion of programs.

Corporate. The increase in intergroup eliminations is due to increased intergroup sales within the Defense Group.
Nine Months:
Aerospace Group.    The increase in sales was primarily driven by:

•	a $16,700 increase in Space System Operations due to increased activity on classified programs and

•	a $9,000 increase in Aerospace Structures Division due to increased production on commercial aircraft programs.
Defense Group.    The decrease in sales was primarily driven by:

•	a $70,000 decrease in Small Caliber Systems due to reduced volume as programs neared completion and impacts from federal budget reductions,

•	a $63,700 decrease in Armament Systems driven by lower volumes on medium-caliber ammunition programs and completion of programs, and

•	a $36,600 decrease in Missile Products driven by the loss of the Radford facility management contract.
Sporting Group.    The increase in sales was primarily driven by:

•
a $244,300 increase in ammunition and accessories products driven by increased volume and previously announced price increases for ammunition, partially offset by a reduction in military accessories due to completion of programs and

•	a $202,000 increase due to the acquisition of Bushnell and Savage.
Corporate. The increase in intergroup eliminations is due to increased intergroup sales within the Defense Group.
Cost of Sales
The following is a summary of each operating segment's cost of sales:

	Quarters Ended				Nine Months Ended
	December 29, 2013	December 30, 2012	$ Change	% Change	December 29, 2013	December 30, 2012	$ Change	% Change
Aerospace Group	$254,077	$238,437	$15,640	6.6%	$746,355	$713,781	$32,574	4.6%
Defense Group	360,987	403,907	(42,920)	(10.6)%	1,105,062	1,217,576	(112,514)	(9.2)%
Sporting Group	382,626	229,810	152,816	66.5%	974,948	679,586	295,362	43.5%
Corporate/Eliminations	(78,456)	(35,599)	(42,857)	120.4%	(195,446)	(100,189)	(95,257)	95.1%
Total cost of sales	$919,234	$836,555	$82,679	9.9%	$2,630,919	$2,510,754	$120,165	4.8%
The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Quarter:
Aerospace Group.    The increase in cost of sales was primarily driven by:

•	a $16,700 increase in Space System Operations due to increased activity on classified programs and

•	an $8,200 increase in the Aerospace Structures division due to increased production on commercial aircraft programs.
These increases were partially offset by a decrease of $9,600 in the Space Components division due to lower production volumes.
Defense Group.    The decrease in cost of sales was primarily driven by:

•	a $25,700 decrease in Armament Systems driven by lower volumes on medium-caliber ammunition programs and completion of programs and

•	a $14,800 decrease in Small Caliber Systems due to reduced volume as programs neared completion and impacts from federal budget reductions.
Sporting Group.    The increase in cost of sales was primarily driven by:

•	a $98,400 increase due to the acquisition of Bushnell and Savage and

•
a $55,000 increase in ammunition and accessories products driven by an increase in ammunition sales volume, partially offset by product mix and a reduction in military accessories due to completion of programs.

Corporate. The increase in corporate cost of sales eliminations was driven by increased intercompany transaction eliminations, partially offset by lower pension expense.
Nine Months:
Aerospace Group.    The increase in cost of sales was primarily driven by:

•	a $26,900 increase in Space System Operations due to increased activity on classified programs and

•	a $4,500 increase in Space Components Division sales volumes due to increased production across multiple programs.
Defense Group.    The decrease in cost of sales was primarily driven by:

•
a $63,900 decrease in Small Caliber Systems due to reduced volume partially offset by increased profit expectations due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and

•	a $42,900 decrease in Armament Systems driven by lower volumes on medium-caliber ammunition programs and completion of programs.
Sporting Group.    The increase in cost of sales was primarily driven by:

•	a $148,144 increase due to the acquisition of Bushnell and Savage and

•
a $145,300 increase in ammunition and accessories products driven by an increase in ammunition sales volume and facility rationalization costs, partially offset by product mix and a reduction in military accessories due to completion of programs.

Corporate. The increase in corporate cost of sales eliminations was driven by increased intercompany transaction eliminations, partially offset by lower pension expense.
Operating Expenses

	Quarters Ended					Nine Months Ended
	December 29, 2013	As a % of Sales	December 30, 2012	As a % of Sales	$ Change	December 29, 2013	As a % of Sales	December 30, 2012	As a % of Sales	$ Change
Research and development	$11,899	1.0%	$13,947	1.3%	$(2,048)	$34,126	1.0%	$43,869	1.4%	$(9,743)
Selling	56,952	4.7%	41,535	3.9%	15,417	146,617	4.3%	121,670	3.8%	24,947
General and administrative	74,344	6.2%	57,286	5.4%	17,058	198,003	5.8%	183,874	5.7%	14,129
Total	$143,195	11.9%	$112,768	10.6%	$30,427	$378,746	11.1%	$349,413	10.9%	$29,333
Quarter:
Operating expenses increased by $30,427 from the prior-year period. Research and development costs decreased from the prior-year period due to timing of expenditures in the Defense Group. Selling expenses increased primarily due to increased commissions as a result of the acquisition of Bushnell and Savage. General and administrative costs increased due to transaction costs related to acquisitions and the addition of costs associated with Bushnell and Savage.
Nine Months:
Operating expenses increased by $29,333 from the prior-year period. Research and development costs decreased from the prior-year period due to timing of expenditures in Space Systems Operations and the Defense Group. Selling expenses increased primarily due to increased commissions as result of increased sales in the Sporting Group and as a result of the acquisition of Bushnell and Savage. General and administrative costs increased due to transaction costs related to acquisitions and the addition of costs associated with Bushnell and Savage.
Income before Interest, Loss on Extinguishment of Debt, Income Taxes, and Noncontrolling Interest

	Quarters Ended			Nine Months Ended
	December 29, 2013	December 30, 2012	Change	December 29, 2013	December 30, 2012	Change
Aerospace Group	$33,383	$37,478	$(4,095)	$111,039	$109,506	$1,533
Defense Group	53,078	53,389	(311)	170,236	209,295	(39,059)
Sporting Group	81,119	30,215	50,904	183,059	76,142	106,917
Corporate/Eliminations	(21,605)	(14,223)	(7,382)	(44,473)	(46,839)	2,366
Total	$145,975	$106,859	$39,116	$419,861	$348,104	$71,757
The increase in income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest was due to increased sales. Significant changes within the operating segments are also described below.
Quarter:
Aerospace Group.    The decrease was primarily driven by the absence of an award fee in the Group's propulsion business in the prior-year period.
Defense Group.    The decrease is due to reduced sales volume, offset by a variety of operational improvements.
Sporting Group.    The increase primarily reflects higher sales volumes and prices, Bushnell and Savage results, as well as product mix. The increase is partially offset by lower military accessories sales, and inventory step-up and transition costs associated with the Savage and Bushnell acquisitions.
Corporate.    The income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under the Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS), and the elimination of intercompany profits. The change from the prior year is driven by lower pension expenses, partially offset by transaction costs related to acquisitions and increased intercompany transaction eliminations.
Nine Months:
Aerospace Group.    The increase was primarily driven by improved profit expectations in the Aerospace Structures division.
Defense Group.    The decrease is due to the absence of a gain on the sale of residual assets as a result of the loss of the Radford facility management contract, partially offset by higher profit expectations in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion.
Sporting Group.    The increase primarily reflects higher sales volumes and prices, Bushnell and Savage results, as well as product mix. The increase is partially offset by lower military accessories sales, facility rationalization costs, and inventory step-up and transition costs associated with the Savage and Bushnell acquisitions.
Corporate.    The income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under the Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS), and the elimination of intercompany profits. The change from the prior year is driven by lower pension expenses, partially offset by transaction costs related to acquisitions and increased intercompany transaction eliminations.
The majority of ATK’s sales are accounted for as long-term contracts, which are accounted for under the POC method. Accounting for contracts under the POC method requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current or prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company’s consolidated financial position or annual results of operations. During the quarters ended December 29, 2013 and December 30, 2012, the Company recognized favorable operating income adjustments of $42,552 and $55,592, and unfavorable operating income adjustments of $22,895 and $26,688, respectively. The current quarter adjustments were primarily driven by higher profit expectations in the Small Caliber Systems and Armament Systems divisions. The prior-year quarter adjustments were primarily driven by changes in estimates in Small-Caliber Systems and Space System Operations offset by a reduction in the Armament division. During the nine months ended December 29, 2013 and December 30, 2012, the Company recognized favorable operating income adjustments of $140,641 and $188,598, and unfavorable operating income adjustments of $53,704 and $87,066, respectively. The current year nine-month period adjustments were primarily driven by higher profit expectations of $39,125 in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and for programs in the Space Systems Operations and Aerospace Structures divisions. The prior year period adjustments were primarily driven by changes in estimates in Small Caliber Systems and Energetic Systems as contracts near completion, and changes in estimates in Space System Operations due to performance improvements.
Net Interest Expense
Quarter:
Net interest expense for the quarter ended December 29, 2013 was $26,708, an increase of $12,773 compared to $13,935 in the comparable quarter of fiscal 2013. The increase was due to an increase in the average amount of debt outstanding and the write-off of deferred financing costs due to debt refinancing activity, partially offset by a a decrease in the weighted average interest rate.
Nine Months:
Net interest expense for the nine months ended December 29, 2013 was $55,750, an increase of $4,090 compared to $51,660 in the comparable nine-month period of fiscal 2013. The increase was due to an increase in the average amount of debt outstanding and the write-off of deferred financing costs due to debt refinancing activity, partially offset by a decrease in the weighted average interest rate.
Income Tax Provision

	Quarters Ended					Nine Months Ended
	December 29, 2013	Effective Rate	December 30, 2012	Effective Rate	$ Change	December 29, 2013	Effective Rate	December 30, 2012	Effective Rate	$ Change
Income tax provision	$38,954	32.7%	$29,693	31.9%	$9,261	$118,991	32.7%	$85,330	30.0%	$33,661
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
Quarter:
The income tax provisions for the quarters ended December 29, 2013 and December 30, 2012 represent effective tax rates of 32.7% and 31.9%, respectively. The increase in the rate from the prior year quarter is primarily due to current year nondeductible acquisition-related costs and decreased benefits from the domestic manufacturing deduction, partially offset by the favorable true-up of prior-year taxes and the retroactive extension of the research and development credit ("R&D credit") that occurred after the prior-year quarter.
Nine Months:

The income tax provisions for the nine months ended December 29, 2013 and December 30, 2012 represent effective tax rates of 32.7% and 30.0%, respectively. The increase in the rate from the prior-year period is primarily due to the prior-year period settlement of the examination by the Internal Revenue Service ("IRS") of the fiscal 2009 and 2010 tax returns and nondeductible acquisition-related costs, partially offset by the revaluation of unrecognized tax benefits due to proposed IRS regulations enacted in the second quarter.
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
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,686 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,294.
Net Income Before Noncontrolling Interest
Quarter:
Net income before noncontrolling interest for the quarter ended December 29, 2013 was $80,313, an increase of $17,082 compared to $63,231 in the third quarter of fiscal 2013. This change was driven by a $69,543 increase in gross profit, partially offset by a $30,427 increase in operating expenses, an increase of $12,773 in net interest expense, and an increase of $9,261 in income taxes over the prior-year period.
Nine Months:
Net income before noncontrolling interest for the nine months ended December 29, 2013 was $245,120, an increase of $45,779 compared to $199,341 in the comparable period of fiscal 2013. This increase was driven by a $101,090 increase in gross profit, a $29,333 increase in operating expenses, the absence of a loss on the extinguishment of debt of $11,773, and a decrease of $4,090 in net interest expense, partially offset by an increase of $33,661 income taxes over the prior year.
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
Cash Flow Summary
Cash from operations was $222,284 for the first nine months of fiscal 2014 compared to $118,400 for the first nine months of fiscal 2013. Cash flows provided by operations included the impact of a reduction in pension contributions of $100,000 over the prior year, the absence of a LUU flare settlement payment in the prior year, and decreased tax payments offset by increased working capital, primarily due to the timing of payments and collection of a significant receivable in the prior year. Capital expenditures in the first nine months of fiscal 2014 were $80,580.

ATK's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 29, 2013 and December 30, 2012 are summarized as follows:

	December 29, 2013	December 30, 2012
Cash flows provided by for operating activities	$222,284	$118,400
Cash flows used for investing activities	(1,376,851)	(61,332)
Cash flows provided by (used for) financing activities	926,700	(263,960)
Effect of foreign currency exchange rate fluctuations on cash	335	—
Net cash flows	$(227,532)	$(206,892)
Operating Activities.
Net cash provided by operating activities increased $103,884 as compared to the prior year. This increase was driven by a $100,000 reduction in funding payment to the pension trust from $140,000 in the prior year to $40,000 during the current year, a reduction in income taxes of $62,500 over the prior year due to timing, and the absence of a $25,500 payment for the LUU flare settlement that was paid in fiscal 2013. These were partially offset by approximately $124,000 more cash required to fund working capital primarily driven by the absence of a significant receivable collection in the prior year and timing of collections and payments.
Cash used for working capital is defined as net receivables plus net inventories, less accounts payables and contract advances.
Investing Activities.
Net cash used for investing activities increased $1,315,519, primarily due to the acquisition of Savage and Bushnell.
Financing Activities.
Net cash provided by financing activities increased $1,190,660 as compared to a use of cash in fiscal 2013. This increase was due to the current year issuance of debt for the acquisition of Bushnell, partially offset by an increase in share repurchases.
Liquidity
In addition to ATK's normal operating cash requirements, the Company's principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends, and any strategic acquisitions. ATK's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK's debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility, as discussed further below. ATK's other debt service requirements consist of interest expense on its debt. Additional cash may be required to repurchase or convert any or all of the convertible notes under certain circumstances, including the potential premium above the principal amount of the notes.
During the first nine months ended December 29, 2013, ATK paid dividends totaling $24,951. On January 29, 2014, ATK's Board of Directors declared a quarterly cash dividend of $0.32 per share payable on March 27, 2014, to stockholders of record on March 4, 2014. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that ATK will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
During the third quarter ended December 29, 2013, ATK refinanced the Senior Credit Facility extending the debt maturities and adding additional capacity under our revolving credit facility, which increased our liquidity. Based on ATK's current financial condition, management believes that ATK's cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through ATK's revolving credit facilities, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future growth and service ATK's currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases and payment of dividends over the next 12 months.
ATK does not expect that its access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions. ATK believes the recent passage of the government FY14 appropriations and the budget agreement for GFY15 to have diminished the possibility of future government shutdowns or disruption in payments.

Long-Term Debt and Credit Facilities
On November 1, 2013, ATK refinanced its existing credit facility and entered into $300,000 in Senior Notes. Due to the refinancing, the Revolving Credit Facility increased by $100,000 from $600,000 to $700,000. See footnote 12 for additional details. As of December 29, 2013, ATK had actual total indebtedness of $2,109,453, and the $700,000 Revolving Credit Facility provided for the potential of additional borrowings up to $575,446. There were no borrowings under the Revolving Credit Facility as of December 29, 2013, and ATK had outstanding letters of credit of $124,554, which reduced the amount available under the facility.
ATK's indebtedness at December 29, 2013 consisted of the following:

	December 29, 2013	March 31, 2013
Senior Credit Facility dated November 1, 2013:
Term A Loan due 2018	$1,010,000	$—
Term B Loan due 2020	250,000	—
Revolving Credit Facility due 2018	—	—
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	—	340,000
Term A Loan due 2017	—	195,000
Revolving Credit Facility due 2015	—	—
5.25% Senior Notes due 2021	300,000	—
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,453	199,453
Principal amount of long-term debt	2,109,453	1,084,453
Less: Unamortized discounts	5,095	10,576
Carrying amount of long-term debt	2,104,358	1,073,877
Less: current portion	247,358	50,000
Carrying amount of long-term debt, excluding current portion	$1,857,000	$1,023,877
See Note 12 "Long-Term Debt" to the condensed consolidated financial statements in Part I, Item 1 for a detailed discussion of these borrowings.
Senior Credit Facility
On November 1, 2013, ATK entered into a Third Amended and Restated Credit Agreement (the "2013 Senior Credit Facility"), which replaced its 2010 Senior Credit Facility. The 2013 Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature in 2018, and a Term Loan B of $250,000, which matures in 2020. The Term A Loan is subject to quarterly principal payments of $12,625 beginning on March 31, 2014, with the remaining balance due on November 1, 2018. The Term B Loan is subject to quarterly principal payments of $625 beginning on March 31, 2014, with the remaining balance due on November 1, 2020. As of December 29, 2013, ATK had no outstanding borrowings under the Revolving Credit Facility.
Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's credit rating as of December 29, 2013, the base rate margin was 1.00% and the Eurodollar margin was 2.00%. ATK must also pay an annual commitment fee on the unused portion of the Revolving Credit Facility.
5.25% Notes due 2021
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
ATK may redeem all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of the Notes on August 15, 2014 and August 15, 2019. Upon such note redemption or repurchase, ATK will also be required to satisfy certain deferred tax liabilities related to the notes. Based on the stock price as of the end of the third quarter, ATK does not expect there to be a tax liability if the redemption occurs on August 15, 2014. Holders may also convert their notes at a conversion rate of 13.0717 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $76.50 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions. As of December 29, 2013 the conditions necessary for the holders to request their notes be converted has been met and holders will be allowed to convert at any time during ATK's fourth quarter. ATK is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK.
Rank and Guarantees
The 5.25% Notes rank senior in right of payment to the 3.00% Convertible Notes and the 6.875% Notes (the latter two of which rank equal with each other), all of which are subordinated in right of payment to all existing and future senior secured indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. The parent company has no independent assets or operations. See footnote 20 for consolidating financial information of the guarantor and non-guarantor subsidiaries, as subsidiaries of ATK other than the subsidiary guarantors are more than minor. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior or senior subordinated obligations, as applicable, of the applicable subsidiary guarantors.
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

	Senior Leverage Ratio*	Leverage Ratio*	Interest Coverage Ratio†
Requirement	3.00	4.00	3.00
Actual at December 29, 2013	1.56	2.67	8.10
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

Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The indentures governing the 5.25% Senior Notes, the 6.875% Notes, and the 3.00% Convertible Notes also impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. As of December 29, 2013, ATK was in compliance with the covenants in all of its debt agreements and expects to be in compliance for the foreseeable future.
Share Repurchases
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares may be purchased in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the nine months ended December 29, 2013, ATK repurchased 609,922 shares for $52,130 compared to 482,044 shares for $25,000 in the nine months ended December 30, 2012.
Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of December 29, 2013, this limit was approximately $839,000. As of December 29, 2013, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.
Shelf Registration
On September 10, 2013, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue an unspecified aggregate amount of debt and/or equity securities from time to time.
Other Contractual Obligations and Commitments
There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in ATK’s Annual Report on Form 10-K for fiscal 2013, except on November 1, 2013, ATK refinanced its existing credit facility and issued $300,000 in Senior Notes. See footnote 12 for additional detail.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.75% and 0.80% as of December 29, 2013 and March 31, 2013, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	December 29, 2013		December 30, 2012
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(52,949)	$28,685	$(61,227)	$35,638
Unamortized discount	5,863	(2,704)	3,731	(1,925)
Present value amounts (payable) receivable	$(47,086)	$25,981	$(57,496)	$33,713

As of December 29, 2013, the estimated discounted range of reasonably possible costs of environmental remediation was $47,086 to $75,526.
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
Significant increases in commodities can negatively impact operating results with respect to ATK's firm fixed-price contract to supply the DoD's small-caliber ammunition needs and ATK's sales within commercial ammunition. Depending on market conditions, ATK has entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the four-year small-caliber ammunition supply contract, as well as the new seven-year contract with the U.S. Army by the terms within that contract, which is expected to continue into 2019. ATK has entered into futures contracts and purchase orders for the current expected production requirements for fiscal 2014 for both the small-caliber ammunition supply contract and the production of commercial ammunition, thereby mitigating near-term market risk; however, if metal prices exceed pre-determined levels, the Defense and Sporting Groups' operating results could be adversely impacted.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See discussion within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section titled “Inflation and Commodity Price Risk.”
During the quarter ended December 29, 2013, ATK completed the acquisition of Bushnell. As a result of this acquisition, ATK conducts business in various locations throughout the world and is subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. ATK may use derivative financial instruments to manage these risks. The functional currencies of our foreign operating locations are the local currency in the country of domicile. We manage these operating activities at the local level, and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange rates. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between those local currencies and the U.S. dollar. From time to time, we may enter in to short-duration foreign currency contracts to hedge foreign currency risks.
There have been no other material changes in ATK’s market risk during the quarter ended December 29, 2013. For additional information, refer to Item 7A of Part II of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 29, 2013, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 29, 2013, ATK completed the acquisition of Bushnell, which is being integrated into ATK’s Sporting Group. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the Bushnell business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity. There were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.
ATK’s report on our internal control over financial reporting in the Annual Report on Form 10-K for the year ending March 31, 2014 will include a scope exception that excludes the acquired Bushnell business in order for management to have sufficient time to evaluate and implement our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)*
September 30 - October 27	697	$97.68	11,676
October 28 - November 24	574	115.64	20,277
November 25 - December 29	1,429	117.88	3,300
Fiscal Quarter Ended December 29, 2013	2,700	$110.07	35,253	723,960
____________________________________________________________
* The maximum number of shares that may yet be purchased under the program was calculated using the ATK closing stock price of $122.05 on December 29, 2013.

(1)	The 2,700 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock and performance shares that were granted under ATK's incentive compensation plans.

(2)
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200 million worth of shares of ATK common stock, executable over the next two years. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. In the nine months ended December 29, 2013, ATK repurchased 609,922 shares under this program for $52.1 million.

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

ALLIANT TECHSYSTEMS INC.
Date: February 7, 2014	By:	/s/ Neal S. Cohen
		Name:	Neal S. Cohen
		Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)