Form 10-K
period 2014-03-31
ALLIANT TECHSYSTEMS INC
filed 2014-05-23
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 29, 2013, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $3.111 billion (based upon the closing price of the common stock on the New York Stock Exchange on September 27, 2013).
As of May 12, 2014, there were 31,857,657 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1.    BUSINESS
Alliant Techsystems Inc. ("ATK" or the "Company") is an aerospace, defense, and commercial products company that operates in 22 states, Puerto Rico, and internationally. ATK was incorporated in Delaware in 1990.
ATK has made the following acquisitions over the past five years:

•	Blackhawk Industries Products Group Unlimited, LLC in April 2010

•	Caliber Company, parent company of Savage Sports Corporation ("Savage") in June 2013

•	Bushnell Group Holdings, Inc. ("Bushnell") in November 2013
ATK is a world leader in munitions. The Company is a leading producer of military small-caliber ammunition for use in soldier-carried weapons such as automatic and semi-automatic rifles, and machine guns. The Company is also one of the largest producers of medium-caliber ammunition used by crew-served weapons on armored vehicles and aircraft. ATK is one of the largest producers of military large-caliber ammunition used by tanks.
ATK is the leading manufacturer of law enforcement, military and sporting ammunition. The Company is also a top supplier of firearms and shooting accessories, and with the Bushnell acquisition, ATK has become a leader in the hunting, shooting sports, and outdoor recreation markets, with a broad portfolio of iconic brands in ammunition, accessories and optics, traditional centerfire and rimfire rifles, and shotguns. ATK’s leading brands include Federal Premium, Bushnell, BLACKHAWK!, and Savage Arms.
ATK is a leading manufacturer of solid rocket motors, supporting tactical, strategic, missile defense, and space launch applications. Its large solid rocket motors support NASA's current and planned human spaceflight programs, including the Space Launch Systems heavy-lift vehicle and the International Space Station Cargo Resupply Services. The Company produces other large solid rocket motors used to launch a wide variety of strategic missiles and launch vehicles for satellite insertions or deep-space scientific exploration, including the Trident II ("D5") and Minuteman III which provide strategic deterrence capability for the United States and its allies; Ground-based missile defense interceptors, Standard Missile interceptors, and missile defense targets; and Graphite Epoxy Motors and Orion® Motors for launch vehicles such as the Delta II, Delta IV, Minotaur, Taurus®, and Antares. The Company also produces smaller solid rocket motors for tactical missiles such as the Hellfire and Maverick. In addition, ATK is a market leader in orbit insertion solid rocket motors that place satellites in their proper orbit once they have arrived in space.
ATK is a provider of composite components for commercial and military aircraft, as well as affordable, precision-strike weapon systems. The Company manufactures medium-caliber chain guns for use on a variety of land, sea and airborne platforms. It is a provider of satellite and spacecraft components and subsystems. ATK provides propellant and energetic materials. It provides advanced missile warning sensors for a variety of aircraft; fuzes for a wide variety of weapon systems; and advanced barrier systems used by the U.S. Armed forces and its allies. Additional business lanes include special mission aircraft for intelligence, surveillance and reconnaissance and gunship missions; and advanced flares and decoys used for night operations and search and rescue missions.
We conduct our business through a number of separate legal entities that are listed in Exhibit 21 to this report. These legal entities function within our operating segments ("groups"). As of March 31, 2014, ATK's three operating segments were Aerospace Group, Defense Group, and Sporting Group.
On April 28, 2014, we entered into a Transaction Agreement (the “Transaction Agreement”) with Vista SpinCo Inc., a Delaware corporation and a wholly owned subsidiary of ATK (“Sporting”), Vista Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of ATK, and Orbital Sciences Corporation, a Delaware corporation (“Orbital”), providing for the spin-off of our Sporting Group business to our stockholders (the “Distribution”), which will be immediately followed by the merger of Vista Merger Sub Inc. with and into Orbital (the “Merger” and together with the Distribution, the “Transaction”), with Orbital surviving the Merger as a wholly owned subsidiary of ATK. This transaction is subject to stockholder approval prior to closing.
Sales; income before interest, loss on extinguishment of debt, income taxes and noncontrolling interest; total assets; and other financial data for each segment for the three years ended March 31, 2014 are set forth in Note 17 to the consolidated financial statements, included in Item 8 of this report.
References in this report to a particular fiscal year refer to the year ended March 31 of that calendar year.

Aerospace Group
Aerospace Group, which generated 26% of ATK's external sales in fiscal 2014, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, missile defense interceptors, small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provides engineering and technical services. Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets. Other products include illuminating flares and aircraft countermeasures. The following is a description of the reporting units (“divisions”) within the group:
Aerospace Structures
The division is a provider of composite aircraft components for military and commercial aircraft manufacturers, primarily leveraging advanced automated composite fabrication techniques, including Fiber-Placement Machines and ATK-proprietary Automated Stiffener Forming Machines (ASFM). It provides a wide variety of composite parts for the F-35 II Lightning, a fifth-generation fighter aircraft for the U.S. military and its allies—these parts include upper and lower wing skins, nacelles, and access covers. It provides composite radomes and apertures for a number of military aircraft, including the RQ-4 Global Hawk and also provides wing stiffeners for the A400M. The division has a commercial aerospace composites center of excellence facility in Clearfield, Utah, to support its commercial aerospace customers, including Airbus, General Electric, Rolls Royce, and Boeing. The division is under contract to produce the majority of the composite stringers and frames for the Airbus A350XWB wide body passenger jetliner, using the ASFM process. Additional major commercial programs include production of the fan containment case for General Electric's GEnx engine which will be used to power the Boeing 747-8 Cargo aircraft, and a partnership with Rolls Royce to produce the aft fan case for the Trent XWB engine, which will be used to power the Airbus A350 aircraft. Recently the division was awarded a contract to produce composite components for the Boeing 787-9 and 787-10 commercial aircraft.
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
The division also produces large solid rocket motors for the Trident II ("D5") Fleet Ballistic Missile and the Minuteman III Intercontinental Ballistic Missile. These two programs provide the backbone of the United States' strategic deterrence. Additional solid rocket motors being produced by the division include GEM 40 and GEM 60 motors for the Delta II, Delta IV, Orion® motors for the Orbital Science Corporation's Pegasus®, Taurus®, and Minotaur launch vehicles, and CASTOR® motors for Orbital Science Corporation's recently launched Antares rocket and Taurus rocket, and Missile Defense Agency targets. The division supplies Orion® motors for all three stages of the ground-based missile defense system. In addition, the division produces advanced flares and decoys that provide illumination for search and rescue missions, and countermeasures against missile attacks. The division also produces thermal management systems that provide heating and cooling for spacecraft, either on-orbit or traveling through the solar system.
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
Defense Group
Defense Group, which generated 35% of ATK's external sales in fiscal 2014, develops and produces military small-, medium-, and large-caliber ammunition, precision munitions, gun systems, and propellant and energetic materials. It also operates the U.S. Army ammunition plant in Independence, MO and a Naval Sea Systems Command (“NAVSEA”) facility in Rocket Center, WV. Defense Group is a leader in tactical solid rocket motor development and production for a variety of air-, sea- and land-based systems. The group serves a variety of domestic and international customers in the defense, aerospace and security markets in either a prime contractor, partner or supplier role.  Defense Group is also home to ATK's missile defense interceptor capabilities, airborne missile warning systems, advanced fuzes, and defense electronics.   The group produces the U.S. Navy's Advanced Anti-Radiation Guided Missile (“AARGM”) and the Multi-Stage Super Sonic Target (“MSST”), as well as developing advanced air-breathing propulsion systems and special mission aircraft for specialized applications. The following is a description of the reporting units (“divisions”) within the group:
Armament Systems
The division is home to ATK's precision fire weapons and medium- and large-caliber ammunition programs. It is under contract to produce the Precision Guidance Kit for 155mm artillery and is the developer and producer of the Mortar Guidance Kit for the U.S. Army's Advanced Precision Mortar Initiative (“APMI”). The division is a large producer of medium- and large-caliber ammunition for the United States and allied nations. An additional program of note is the Individual Semi-Automatic Airburst System (“ISAAS”) under development for the U.S. Army. The division also produces medium-caliber chain guns and is a systems integrator and designer of medium-caliber ammunition for integrated gun systems globally. These gun systems are used on a variety of ground combat vehicles, helicopters and naval vessels, including the Bradley Fighting Vehicle, Light Armored Vehicle, coastal patrol craft, and Apache helicopter. To date, the division has supplied approximately 16,000 medium-caliber gun systems to the U.S. military and allied forces worldwide. New products include a link-fed variant of the Apache gun system.
Defense Electronic Systems
The division provides customers advanced radiation homing missile systems, special-mission aircraft, missile warning systems, and mission support equipment. Key programs include the AARGM missile, the AAR-47 missile warning system used by U.S. and allied fixed and rotor-wing aircraft to defeat incoming missile threats and the MSST for the U.S. Navy. The division also provides special-mission aircraft that integrate sensors, fire control equipment, gun systems and air-to-ground weapons capability for use in counterinsurgency, border/coastal surveillance, and security missions.
Missile Products

The division provides customers with tactical, high-performance, solid rocket motor propulsion for a variety of surface and air launched missile systems including Hellfire, Maverick, Advanced Medium-Range Air-to-Air Missile and Sidewinder. The division is also home to fuzing and sensors for various artillery, mortar, grenade and air-dropped weapons including the Hard Target Void Sensing Fuze. They also produce metal components for various medium-caliber ammunition and 120mm tank ammunition and produce specialty composite and ceramic structures used on military platforms and in energy applications. The division provides customers with the third-stage propulsion and the Solid Divert and Attitude Control System used to guide the kinetic warhead on the Standard Missile missile defense interceptor.  Additional capabilities include the STAR™ family of satellite orbit insertion motors, high performance rocket boosters, and advanced air-breathing propulsion for platforms designed for Mach 3+ flight. ATK continues to operate its New River Energetics facility located on the Radford Army Ammunition Plant (“RFAAP”) in Radford, VA, which provides energetics to support ATK's Sporting Group, international program efforts and other business.
Small-Caliber Systems
Since 2000, ATK has operated the Lake City Army Ammunition plant ("LCAAP") in Independence, MO. In fiscal 2014, the Company produced approximately 2.0 billion rounds of small-caliber ammunition in the facility. ATK is currently under contract with the U.S. Army to operate the LCAAP through September 2020. The division also provides non-NATO munitions and weapons systems to the U.S. Army for use by security forces in Afghanistan and ammunition that is provided to the hunting/sport shooting enthusiast markets through our Sporting Group.
Sporting Group
Sporting Group, which generated 39% of ATK's external sales in fiscal 2014, develops and produces ammunition, accessories, rifles and shotguns for the hunting, shooting, law enforcement, outdoor and sporting markets. The following is a description of the reporting units ("product lines") within the group as of March 31, 2014.
Accessories
The accessories product lines include riflescopes, binoculars, trail cameras, hunting laser rangefinders, gun care products, reloading equipment, powder, targets and traps, mounts, game calls, decoys, blinds, safety and protective eyewear, laser range finders, and archery accessories. These products are marketed under a number of well-known brand names including: Alliant Powder®, BLACKHAWK!®, Bollé®, Bushnell®, Butler Creek®, Champion®, Gold Tip®, Gunslick® Pro, Hoppe's®, Millett®, Outers®, Primos®, RCBS®, Serengeti®, Simmons®, Tasco®, Uncle Mike’s®, and Weaver®. This product line also produces tactical systems and equipment to the U.S. Government, allies and law enforcement, both domestic and international. These products are marketed under well-known brand names, including BLACKHAWK!®, Eagle® and Uncle Mike’s®.
Ammunition
The ammunition product line includes the development and production of ammunition for the hunting/sport shooting enthusiast markets. It also produces ammunition for the local law enforcement, U.S. Government, and international markets. The product line's Federal Premium® and Speer® brands of ammunition are among market-leaders. Additional brands include American Eagle®, Blazer®, CCI®, Estate Cartridge®, Fusion®, and Independence®.
Firearms
The firearms product lines includes development and production of firearms for the hunting/sport shooting enthusiast markets, including centerfire rifles, rimfire rifles, shotguns and range systems. The Savage brand is among the leaders in the firearms market. Other brands include Savage Range Systems and Stevens.
Customers
Our sales have come primarily from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. As the various U.S. Government customers, including the U.S. Army, U.S. Navy, NASA, and the U.S. Air Force, make independent purchasing decisions, we do not generally regard the U.S. Government as one customer. Instead, we view each agency as a separate customer.
Sales by customer were as follows:

	Percent of Sales For Fiscal Years Ended:
	2014	2013	2012
Sales to:
U.S. Army	20%	29%	28%
U.S. Navy	10%	13%	12%
NASA	9%	10%	10%
U.S. Air Force	4%	6%	6%
Other U.S. Government customers	10%	9%	9%
Total U.S. Government customers	53%	67%	65%
Commercial and foreign customers	47%	33%	35%
Total	100%	100%	100%
Sales to the U.S. Government and its prime contractors during the last three fiscal years were as follows:

Fiscal	U.S. Government sales		Percent of sales
2014	$2,525	million	53%
2013	2,932	million	67%
2012	2,922	million	65%
Our reliance on U.S. Government contracts entails inherent benefits and risks, including those particular to the aerospace and defense industry. No single contract contributed more than 10% of our sales in fiscal 2014. Our top five contracts accounted for approximately 21% of fiscal 2014 sales.
The breakdown of our fiscal 2014 sales to the U.S. Government as a prime contractor and a subcontractor was as follows:

Sales as a prime contractor	62%
Sales as a subcontractor	38%
Total	100%
No single customer, other than the U.S. Government customers listed above, accounted for more than 10% of our fiscal 2014 sales.

Foreign sales for each of the last three fiscal years are summarized below:

Fiscal	Foreign sales		Percent of sales
2014	$591	million	12.4%
2013	438	million	10.0%
2012	703	million	15.2%
Sales to foreign governments and other foreign customers may require approval by the U.S. Department of Defense ("DoD") and the U.S. State Department or the U.S. Commerce Department. Our products are sold directly to U.S. allies as well as through the U.S. Government. Approximately 30% of these sales were in Aerospace Group, 29% were in Defense Group, and 41% were in Sporting Group. Sales to no individual country outside the United States accounted for more than 4% of ATK's sales in fiscal 2014.
Our major law enforcement customers include large metropolitan police departments, the Department of Homeland Security, the Federal Bureau of Investigation, and the U.S. Secret Service. Major customers of our sporting business include retailers such as Walmart, Cabela's, and Gander Mountain, as well as large wholesale distributors. Major commercial aerospace customers include Airbus S.A.S., Boeing, Rolls-Royce Group plc, and General Electric Company.
Backlog
Contracted backlog is the estimated value of contracts for which orders have been recorded, but for which revenue has not yet been recognized. The total amount of contracted backlog was approximately $7.3 billion and $7.8 billion as of March 31, 2014 and 2013, respectively. Included in contracted backlog as of March 31, 2014 was $1.4 billion of contracts not yet funded.
As of March 31, 2014, approximately 51% of contracted backlog has a delivery date or is expected to be filled after March 31, 2015.
Total backlog, which includes contracted backlog plus the value of unexercised options, was approximately $7.6 billion as of March 31, 2014 and $8.2 billion as of March 31, 2013.
Seasonality
Sales of sporting ammunition have historically been lower in our first fiscal quarter. However, with the influx of new customers into the shooting sports, this seasonality has been reduced in fiscal 2014. Our other businesses are not generally seasonal in nature.
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
Aerospace Group:    Aerojet-Rocketdyne Corporation, a subsidiary of GenCorp Inc.; Kilgore Flares Company, LLC, a subsidiary of Chemring North American; General Dynamics-Integrated Space Systems; Sierra Nevada Corporation; AASC; GKN plc; Vought Aircraft Industries, Inc., a division of Triumph Group; Applied Aerospace Structures Corporation; Ball Aerospace & Technologies Corporation, a subsidiary of Ball Corporation; Keystone & ARDE of United Technologies Corporation; and SpaceX.

Defense Group:   GenCorp Inc.; General Dynamics Corporation; Lockheed Martin Corporation; Raytheon Company; The Boeing Company; L-3 Communications Corporation; Northrop Grumman Corporation; BAE Systems, Chemring Group; Nammo AS; and various international producers of ammunition and guns.
Sporting Group:    Significant ammunition competitors include Remington Arms, Winchester Ammunition of Olin Corporation and various smaller manufacturers and importers, including Black Hills Ammunition, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, Selliers & Belloitt and Wolf. Firearms competitors include Mossberg, Marlin, Ruger, Remington and Winchester. Significant accessories competitors include major optics companies Leupold, and Nikon, as well as Vortex Optics and Arnette, Oakley, OTIS, Revo and Safariland.
Research and Development
We conduct extensive research and development ("R&D") activities. Company-funded R&D is primarily for the development of next-generation technology. Customer-funded R&D is comprised primarily of activities we conduct under contracts with the U.S. Government and its prime contractors. R&D expenditures in each of the last three fiscal years were as follows:

Fiscal	Company-funded Research and Development		Customer-funded Research and Development
2014	$62.5	million	$495.1	million
2013	64.7	million	538.7	million
2012	66.4	million	598.1	million
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
Intellectual Property
As of March 31, 2014, we owned 730 U.S. patents and 294 foreign patents. We also had approximately 188 U.S. patent applications and approximately 191 foreign patent applications pending.
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
Environmental
Our operations are subject to a number of federal, state and local environmental laws and regulations, as well as applicable foreign laws and regulations that govern the discharge, treatment, storage, remediation and disposal of certain materials and wastes, and restoration of damages to the environment. Compliance with these laws and regulations is a responsibility we take seriously. We believe that forward-looking, proper, and cost-effective management of air, land, and water resources is vital to the long-term success of our business. Our environmental policy identifies key objectives for implementing this commitment throughout our operations. Additional information on the risks related to environmental matters can be found under "Risk Factors" in Item 1A. of this report.
Employees
As of March 31, 2014, ATK had approximately 16,000 employees. ATK has union-represented employees at six locations, comprising less than 20% of its total workforce.  One location has two separate bargaining units, each with its own collective bargaining agreement (“CBA”).  One location is currently negotiating its initial CBA with the Company.  The Company’s current CBAs expire in fiscal 2015, 2016, and 2018.
Executive Officers
The following table sets forth certain information with respect to ATK's executive officers as of May 1, 2014:

Name	Age	Title
Mark W. DeYoung	55	President and Chief Executive Officer
Scott D. Chaplin	47	Senior Vice President, General Counsel and Secretary
Neal S. Cohen	54	Executive Vice President and Chief Financial Officer
Michael A. Kahn	55	Senior Vice President and President Defense Group
Blake E. Larson	54	Senior Vice President and President Aerospace Group
Stephen M. Nolan	45	Senior Vice President of Strategy and Business Development
Jay Tibbets	53	Senior Vice President and President Sporting Group
Christine A. Wolf	54	Senior Vice President Human Resources
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
 Mark W. DeYoung has served in his present position since February 2010. From 2002 to February 2010, he was President ATK's Armament Systems Group, holding the title of Senior Vice President and President Armament Systems (formerly Ammunition Systems) from 2006 to February 2010, Senior Vice President, Ammunition Systems, from 2004 to 2006, and Group Vice President, Ammunition Systems, from 2002 to 2004. He has more than 25 years of experience in leading organizations in the defense, aerospace, and commercial sectors.
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
Stephen M. Nolan has held his present position since July 2013.  From February 2013 through July 2013, he served as Interim Senior Vice President of Business Development.  From 2010 to 2013, he was Vice President, Strategy and Business Development, Aerospace Systems, and from 2009 to 2010, he was Vice President and General Manager, Advanced Systems.  Prior to that, he held a number of leadership positions across the Company.  Before joining the Company in 2006, he was a Director of Corporate Strategy and Development at Raytheon Company and an Engagement Manager at McKinsey & Company.
Jay Tibbets has held his present position since July 2013 and served as Senior Vice President and Interim President of the Sporting Group since February 2013.  From February 2010 to 2013, he served as Senior Vice President Business Development.  From March 2002 to 2010, he served as Vice President Strategy and Business Development Armament Systems Group.  Prior to that, he served as Director Business Development with leadership responsibilities for overall business strategies and in support of the wide variety of programs, pursuits and advanced technologies.
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
ITEM 1A.    RISK FACTORS
ATK is subject to a number of risks, including those related to being a U.S. Government contractor and those related to domestic and international commercial sales. The material risks facing ATK are discussed below.
ATK's business could be adversely impacted by reductions or changes in NASA or U.S. Government military spending.

As a substantial portion of ATK's sales are to the U.S. Government and its prime contractors, ATK depends heavily on the contracts underlying these programs. Significant portions of ATK's sales come from a small number of contracts. ATK's top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 21% of fiscal 2014 sales. The loss or significant reduction of a material program in which ATK participates could have a material adverse effect on ATK's operating results, financial condition, or cash flows.
ATK's small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant ("LCAAP" or "Lake City") in Independence, Missouri. Lake City is the Army's principal small-caliber ammunition production facility and is the primary supplier of the U.S. military's small-caliber ammunition needs. ATK took over operation of this facility on April 1, 2000 and is responsible for the operation and management, including leasing excess space to third parties in the private sector. On September 28, 2012, ATK was notified by the U.S. Army that it was selected for both the production of ammunition and continued operation and maintenance of the Lake City Army Ammunition Plant (“LCAAP”). The production contract runs through September 2019 and the facility contract runs through September 2020, with an option to extend the contract to 2023. Due to the competition for the contract, ATK has experienced a lower profit rate in the Small Caliber Systems division as we implemented the new contract. Future levels of government spending cannot be predicted with certainty and thus ATK production under this contract cannot be predicted with certainty.
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
In GFY14, the Administration faced the threat of an additional year of sequestration and deeper cuts requiring an additional reduction of $20 billion from the defense topline budget. The Budget Control Act Amendment adopted in December 2013 provided some relief to the deeper cuts required under sequestration in GFY14 and GFY15. For defense spending, the agreement effectively holds flat the topline budget at $499 billion for both GFY14 and GY15, providing over $30 billion in sequestration relief. For NASA, similar relief provided for non-defense discretionary spending should allow the NASA budget to remain flat over the same period at approximately $17.5 billion annually.
On January 17, 2014, Congress approved, and the President signed, the Omnibus Appropriations Act replacing the Continuing Resolution for the remainder of GFY14 and removing the threat of future government shutdowns. Consistent with the budget deal, the Omnibus Appropriations Act funds the DoD at $499 billion and replaces the across-the-board sequestration cuts with specific reductions across most accounts. Total funding, and funding for most programs, remains flat at GFY13 levels. Overseas Contingency Operations funding was increased by $5 billion above the requested amount, providing some additional relief to the defense budget. In the event NASA were to cancel the Space Launch System ("SLS") program, the Company believes that it will be reimbursed for certain amounts previously incurred by ATK, as well as amounts to be incurred by ATK, as part of that termination (e.g., severance, environmental liabilities, termination administration). There can be no assurance that ATK would be successful in collecting reimbursement of any termination liability costs. As of March 31, 2014 ATK had $59 million of net property, plant, and equipment and other assets related to the SLS and other contracts, and $518 million of goodwill recorded related to the Space Systems Operations reporting unit. These assets would be subject to impairment testing if significant changes are made to the SLS program and related contracts in future periods.
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
ATK is subject to intense competition for U.S. Government contracts and programs and therefore may not be able to compete successfully.
ATK encounters competition for most contracts and programs. Some of the competitors have substantially greater financial, technical, marketing, manufacturing, distribution, and other resources. ATK's ability to compete for these contracts depends to a large extent upon:

•	its effectiveness and innovativeness of research and development programs,

•	its ability to offer better program performance at a lower cost than the competitors,

•	its readiness with respect to facilities, equipment, and personnel to undertake the programs for which it competes, and

•	its past performance and demonstrated capabilities.
In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition and, as such, these types of programs are subject to risk of the U.S. Government providing new awards to other suppliers. ATK's sole-source contracts accounted for 64% of its U.S. Government sales in fiscal 2014.
The downsizing of the munitions industrial base has resulted in a reduction in the number of competitors through consolidations and departures from the industry. This has reduced the number of competitors for some contracts and programs, but has strengthened the capabilities of some of the remaining competitors. In addition, it is possible that there will be increasing competition from the remaining competitors in business areas where they do not currently compete, particularly in those business areas dealing with electronics, as a result of budget pressures caused by Congressional appropriations and sequestration.
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

The following table summarizes how much each of these types of contracts contributed to ATK's U.S. Government business in fiscal 2014:

Cost-plus contracts:
Cost-plus-fixed-fee	8%
Cost-plus-incentive-fee/cost-plus-award-fee	10%
Fixed-price contracts:
Firm-fixed-price	82%
Total	100%
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
Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be recorded if ATK used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. Additional information on ATK's accounting policies for revenue recognition can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" in Item 7 of this report.
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
Like all U.S. Government contractors, ATK is subject to possible losses on contracts due to risks associated with uncertain cost factors related to:

•	scarce technological skills and components,

•	the frequent need to bid on programs in advance of design completion, which may result in unforeseen technological difficulties and/or cost overruns,

•	the substantial time and effort required for design and development,

•	design complexity,

•	rapid obsolescence, and

•	the potential need for design improvement.
ATK is subject to procurement and other related laws and regulations, which non-compliance with may expose ATK to adverse consequences.
ATK is subject to extensive and complex U.S. Government procurement laws and regulations, along with ongoing U.S. Government audits and reviews of contract procurement, performance, and administration. ATK could suffer adverse consequences if it were to fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of controlled products and commodities, or commit a significant violation of any other federal law. These consequences could include contract termination, civil and criminal penalties, and, under certain circumstances, ATK's suspension and debarment from future U.S. Government contracts for a period of time. In addition, foreign sales are subject to greater variability and risk than ATK's domestic sales. Foreign sales subject ATK to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to ATK.
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
If the U.S. Government elects not to novate a particular contract, we may not recognize the full value of that contract over its lifetime.

ATK is subject to intense competition in the commercial ammunition, firearms, and accessories markets.

In the commercial ammunition and accessories markets, ATK competes against manufacturers that have well-established brand names and strong market positions. Competition in these markets is based upon a number of factors, including price, quality, product innovation, performance, reliability, styling, product features and warranties as well as sales and marketing programs. Certain of our competitors may be more diversified and have financial and marketing resources that are substantially greater than ours, which may allow these competitors to invest more heavily in intellectual property, product development and advertising. If we are not able to compete with new products of our competitors, our future business performance may be materially and adversely affected. Internationally, our products typically face more competition where foreign competitors manufacture and market products in their respective countries. This may allow those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our commercial ammunition and accessories products compete with many other sporting and recreational products for the discretionary spending of consumers. A failure to effectively compete with these other competitors could have a material adverse effect on our performance.
In addition, the success of ATK’s Sporting Group depends on the continued strength of its brands. ATK believes that its brands are significant contributors to the success of its business and that maintaining and enhancing the brands are important to expanding ATK’s customer base. Failure to continue to promote and protect ATK’s brands may adversely affect ATK’s business and results of operations.
We are also subject to antitrust and competition laws of the United States and throughout the world. These laws are designed to prohibit agreements among companies that fix prices, divide markets, limit production or otherwise impede or weaken market forces. A violation of these laws could result in significant fines and penalties and could have a material adverse effect on our business.

ATK could experience changes in demand and manufacturing costs for ammunition.
Inherent in a consumer-based market, there is a risk that demand could soften, which could have an impact on ATK operating results.  ATK could experience changes in demand and manufacturing costs for ammunition.  In recent years, ATK has seen a significant increase in demand for ammunition. Although ATK services a broad base of customers, there is no assurance the recent growth rate can be sustained, which could have an impact on the Company's operating results.  In addition, ATK may not be able to increase our capacity in time to satisfy increases in demand that may occur from time to time and may not have adequate financial resources to increase capacity to meet demand. Capacity constraints may prevent the Company from satisfying customer orders and result in a loss of market share to competitors. In addition, ATK may suffer excess capacity and increased overhead if the Company increases capacity to meet actual or anticipated demand and that demand decreases or does not materialize.
Changes in the regulation of the manufacture, sale and purchase of firearms and ammunition could adversely affect ATK.
The manufacture, sale and purchase of firearms and ammunition are also subject to extensive governmental regulation on the federal, state and local levels. Changes in regulation could materially adversely affect our business by restricting the types of products we manufacture or sell or by imposing additional costs on us or our customers in connection with the manufacture or sale of our products. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While we do not believe that existing federal and state legislation relating to the regulation of firearms and ammunition have had a material adverse effect on our sales, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on us in the future.
ATK manufactures and sells products that create exposure to potential product liability, warranty liability or personal injury claims and litigation.
ATK's products may expose it to potential product liability, warranty liability or personal injury claims relating to the use of those products. The resolution of such claims is not expected to have a material adverse effect on ATK's business, and ATK maintains insurance coverage to mitigate a portion of these risks, which we believe to be adequate. However, ATK's reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about its products.
ATK is exposed to other risks associated with expansion into new and adjacent commercial markets.
ATK's long-term business growth strategy includes further expansion into markets such as commercial aerospace structures. Such efforts involve a number of risks, including increased capital expenditures, market uncertainties, schedule delays, performance risk, extended payment terms, diversion of management attention, additional credit risk associated with new customers, and costs incurred in competing with companies with strong brand names and market positions. An unfavorable event or trend in any one or more of these factors could adversely affect ATK's operating results, financial condition, or cash flows.
ATK is exposed to risks associated with the recent expansion of its Sporting Group through acquisitions, which could impact future financial results.
In fiscal 2014, ATK acquired Caliber Company, the parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns, and also acquired Bushnell Group Holdings, Inc. ("Bushnell"), a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The acquisitions of Savage and Bushnell involve a number of risks, including the risk that the anticipated benefits and cost savings from the acquisitions may not be fully realized or may take longer than expected to realize, costs and difficulties related to the integration of the two acquired companies with ATK's operations, and unanticipated liabilities or contingencies. These and other risks relating to the Savage and Bushnell acquisitions could have an adverse impact on our business, operating results, financial condition, or cash flows.
International sales are subject to greater risks that sometimes are associated with doing business in foreign countries.
Over the next several years, ATK intends to focus on the expansion of our business into international markets. In fiscal 2014, approximately 12% of ATK's sales were to foreign customers, compared to 10% in the prior year. ATK's international business may pose greater risks than its business in the United States because in some countries there is increased potential for changes in economic, legal and political environments. ATK's international business is also sensitive to changes in a foreign government's national priorities and budgets. International transactions frequently involve increased financial and legal risks arising from differing legal systems and customs in other countries. In addition, some international customers require contractors to agree to offset programs that may require in-country purchases or manufacturing or financial support arrangements as a condition to awarding contracts. The contracts may include penalties in the event the Company fails to perform in accordance with the offset requirements. Furthermore, the expansion of ATK’s international business may create more difficulties and risks to ATK with respect to the maintenance of an integrated supply chain network. An unfavorable event or trend in any one or more of these factors could adversely affect ATK's operating results, financial condition, or cash flows. Foreign sales subject ATK to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act and certain other anti-corruption laws, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to ATK.
ATK’s defense products, ammunition, firearms, and accessories are subject to extensive regulation.
ATK is required to comply with extensive regulation of its defense products, ammunition, firearms and accessories, including those rules and regulations administered by the Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF), the U.S. Department of Homeland Security, the U.S. Department of State and the U.S. Department of Commerce. These laws include, but are not limited to, the Foreign Corrupt Practices Act (FCPA), International Traffic in Arms Regulations (ITAR), the Chemical Facility Anti-Terrorism Standards (CFATS), and the Consumer Products Safety Act. Compliance with these laws is costly and time consuming. A violation of these laws could result in significant fines and penalties and could have a material adverse effect on our business.
ATK is exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.

Sales and purchases in currencies other than the U.S. dollar expose ATK to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect ATK's results of operations. Currency fluctuations may affect product demand and prices ATK pays for materials and, as a result, the Company's operating margins may be negatively impacted. Fluctuations in exchange rates may give rise to translation gains or losses when financial statements of ATK's non-U.S. businesses are translated into U.S. dollars. While ATK monitors our exchange rate exposures and seek to reduce the risk of volatility through hedging activities, such activities bear a financial cost and may not always be available to ATK or successful in significantly mitigating such volatility.
ATK has a substantial amount of debt, and the cost of servicing that debt could adversely affect ATK's business and hinder ATK's ability to make payments on its debt.
As of March 31, 2014, ATK had total debt of $2.1 billion. In addition, ATK had $141.8 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $558.2 million of availability under its revolving credit facility. Additional information on ATK's debt can be found under "Liquidity and Capital Resources" in Item 7 of this report.
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
ATK's business could be negatively impacted by security threats, including cyber security and other industrial, insider and physical security threats, and other disruptions.
As a U.S. defense contractor, ATK faces cyber threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises. ATK also faces the risk of economic espionage, which involves the targeting or acquisition of sensitive financial, trade, proprietary or technological information.
ATK routinely experiences cyber security threats, threats to our information technology infrastructure and attempts to gain access to ATK's sensitive information, as do our customers, suppliers, subcontractors and joint venture partners. ATK may experience similar security threats at customer sites that we operate and manage as a contractual requirement.
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
Although ATK works cooperatively with our customers, suppliers, subcontractors, joint venture partners, and acquired entities to seek to minimize the impact of cyber threats, other security threats or business disruptions, ATK must rely on the safeguards put in place by these entities, which may affect the security of our information. These entities have varying levels of cyber security expertise and safeguards and their relationships with government contractors, such as ATK, may increase the likelihood that they are targeted by the same cyber threats ATK faces.
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
ATK is also impacted by increases in the prices of raw materials used in production on commercial and fixed-price business. ATK has seen a significant fluctuation in the prices of commodity metals, including copper, lead, steel and zinc. The fluctuating costs of natural gas and electricity also have an impact on the cost of operating ATK's factories.
Prolonged disruptions in the supply of any of ATK's key raw materials, difficulty completing qualification of new sources of supply, implementing use of replacement materials or new sources of supply, or a continuing increase in the prices of raw materials and energy could have a material adverse effect on ATK's operating results, financial condition, or cash flows.
New regulations related to conflict minerals may force ATK to incur additional expenses.
The SEC has adopted additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or "conflict minerals," that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The minerals that the final rules cover are commonly referred to as "3TG" and include tin, tantalum, tungsten and gold. Implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals that ATK uses in the manufacture of its products. ATK's supply chain is complex, and ATK may not be able to conclusively verify whether conflict minerals are used in its products or whether its products are "conflict free." ATK could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements.
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
A portion of ATK’s workforce belongs to unions. Failure to successfully negotiate or renew collective bargaining agreements, or strikes, slow-downs or other labor-related disruptions, could adversely affect ATK’s operations and could result in increased costs that impair its financial performance.

 Some of ATK’s employees are covered by collective bargaining agreements, which expire on various dates. ATK is currently negotiating an initial collective bargaining agreement with employees at one of its locations. Strikes, slow-downs or other labor-related disruptions could occur if ATK is unable to either negotiate or renew these agreements on satisfactory terms, which could adversely impact the Company’s operating results. The terms and conditions of new or renegotiated agreements could also increase ATK’s costs or otherwise affect its ability to fully implement future operational changes to enhance its efficiency.
ATK's future success and growth will depend significantly on its ability to develop new technologies and products that achieve market acceptance within acceptable margins while maintaining a qualified workforce to meet the needs of its customers.
Virtually all of the products produced and sold by ATK are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. ATK's commercial and government businesses both operate in global markets that are characterized by rapidly changing technologies, industry standards, market trends and customer demands. The product and program needs of ATK's government and commercial customers change and evolve regularly. Accordingly, ATK's future performance depends on its ability to identify emerging technological trends, develop and manufacture competitive products, enhance our products by adding innovative features that differentiate our products from those of our competitors, and bring those products to market quickly at cost-effective prices.
Our ability to develop new products based on technological innovation can affect our competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies or products on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products may not develop or grow as we anticipate. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors could significantly reduce our revenues and adversely affect our competitive standing and prospects.
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
ATK's operations and ownership or use of real property are subject to a number of federal, state and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate, remediate, or provide resource restoration. ATK could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.
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
As of March 31, 2014, ATK had a total of $199 million of convertible senior subordinated notes outstanding, subject to the terms of the indenture. The indenture requires ATK to satisfy up to the principal amount of these notes solely in cash. In addition, the indenture requires ATK to pay any additional amounts above the principal amount of the notes in cash, common stock, or a combination of cash and common stock at ATK's discretion. As the price of ATK's common stock increases above the conversion price of the notes, ATK includes the dilutive impact of the number of shares that would be issued if converted, which decreases earnings per share. As of March 31, 2014, the stock price condition had been satisfied and the notes were convertible and continue to be convertible, at the option of the holder, through June 29, 2014, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition.
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
ATK's business strategy includes the potential for future acquisitions or other transactions, including the announced spin-off of the Sporting Group and ATK's merger with Orbital Sciences Corporation. Acquisitions involve a number of risks including integration of the acquired company with ATK's operations and unanticipated liabilities or contingencies related to the acquired company. ATK cannot ensure that the expected benefits of any future acquisitions or other transactions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact ATK's operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Furthermore, ATK may engage in other strategic business transactions. Such transactions could cause unanticipated costs and difficulties, may not achieve intended results, and may require significant time and attention from management which could have an adverse impact on our business, operating results, financial condition, or cash flows.
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
ATK is subject to lawsuits, investigations, and disputes (some of which involve substantial amounts claimed) which arise out of the conduct of ATK's business including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, import and export matters, and environmental, health and safety matters. Resolution of these matters can be prolonged and costly, and ATK's business may be adversely affected by the ultimate outcome of these matters that cannot be predicted with certainty. Moreover, ATK's potential liabilities are subject to change over time due to new developments, changes in settlement strategy, or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows, and financial condition. Additional information can be found in Item 3 of this report.
Risks Related to the Spin-Off and Merger Transaction
References to "the Company" in this section refer to ATK after giving effect to the spin-off of ATK's Sporting Group (the "Distribution") and the merger of ATK with Orbital Sciences Corporation ("Orbital") (the "Merger"), assuming the Transaction is completed.

The Transaction may not be completed on the terms or timeline currently contemplated or at all.

The completion of the Transaction is subject to certain conditions, including (1) the absence of certain legal impediments, (2) the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) the effectiveness of certain filings with the Securities and Exchange Commission, (4) approval by ATK stockholders and Orbital stockholders, (5) receipt of opinions from legal counsel regarding the intended tax treatment of the Transaction, (6) the Sporting Group’s payment of the Sporting Dividend (as defined below) to ATK, and (7) other customary closing conditions. ATK cannot provide assurances that the Transaction will be consummated on the terms or timeline currently contemplated, or at all. ATK has expended and will continue to expend a significant amount of time and resources on the Transaction, and a failure to consummate the Transaction as currently contemplated, or at all, could have a material adverse effect on our business and results of operations.
The trading price of our securities could be adversely affected if the Transaction is not consummated as currently contemplated, or at all. If the Transaction is not completed for any reason, the trading price of ATK’s common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Transaction will be completed and the related benefits will be realized. ATK may also be subject to additional risks if the Transaction is not completed, including:

•	the requirement in the Transaction Agreement that, under certain circumstances, ATK pay Orbital a termination fee of $50 million and/or reimburse certain expenses up to $10 million;

•	substantial costs related to the Transaction, such as legal, accounting, financial advisory, and integration costs that have already been incurred or will continue to be incurred until closing; and

•	potential disruption to the business of ATK and distraction of its workforce and management team.

The integration of ATK and Orbital following the Merger may present significant challenges.

There will be a significant degree of difficulty and management distraction inherent in the process of establishing the Sporting Group as an independent public company and integrating ATK and Orbital. These difficulties will include:

•	the challenge of establishing the Sporting Group as a separately traded independent public company ("Sporting");

•	the challenge of integrating ATK and Orbital and carrying on the ongoing operations of each entity;

•	the necessity of coordinating geographically separate organizations;

•	the challenge of integrating the business cultures of ATK and Orbital; and

•	the potential difficulty in retaining key officers and personnel of ATK and Orbital.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of ATK and Orbital. Members of the Company’s senior management team may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage the combined company, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the Company's business could suffer. ATK cannot provide assurances that the Company will successfully or cost-effectively integrate ATK and Orbital. The failure to do so could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company may not realize the growth opportunities and cost synergies that are anticipated from the Transaction.

The success of the Transaction will depend, in part, on the ability of the Company to realize anticipated growth opportunities and cost synergies. The Company’s success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of ATK’s business and operations and Orbital’s business and operations. Even if the Company is able to integrate the ATK and Orbital businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that ATK currently expects from this integration within the anticipated time frame or at all. For example, the Company may be unable to eliminate duplicative costs, or the benefits from the Transaction may be offset by costs incurred or delays in integrating the companies. While it is anticipated that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates.
The Transaction Agreement contains provisions that may discourage other companies from trying to acquire ATK.

The Transaction Agreement contains provisions that may discourage a third party from submitting a business combination proposal to ATK prior to the closing of the Merger that might result in greater value to ATK stockholders than the Transaction. The Transaction Agreement generally prohibits ATK from soliciting any acquisition proposal, and while ATK's Board of Directors may in certain circumstances change its recommendation to ATK stockholders to approve the merger, ATK may not terminate the Transaction Agreement in order to accept an alternative business combination proposal that might result in greater value to ATK stockholders than the Transaction. If the Transaction Agreement is terminated in certain circumstances, ATK may be obligated to pay Orbital a termination fee of $50 million and/or reimburse certain expenses up to $10 million, which would represent an additional cost for a potential third party seeking a business combination with ATK.

If the Distribution does not qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code (the "Code"), including as a result of subsequent acquisitions of stock of the Company or Sporting, then the Company or ATK stockholders immediately prior to the Distribution may be required to pay substantial U.S. federal income taxes, and Sporting may be obligated to indemnify the Company for such taxes imposed on the Company.

The Distribution and the Merger are conditioned upon ATK’s receipt of an opinion of counsel to the effect that the Distribution, Merger and certain related transactions will qualify as tax-free to ATK, Sporting, Orbital and the stockholders of ATK and Orbital for U.S. federal income tax purposes. The Distribution and the Merger are also conditioned upon Orbital’s receipt of an opinion of counsel to the effect that the Merger will qualify as tax-free to Orbital and the Orbital stockholders for U.S. federal income tax purposes. The parties will not, however, seek a private letter ruling from the IRS with respect to the tax-free treatment of the Distribution, Merger or any related transactions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. The opinions of counsel are based on, among other things, certain representations and assumptions as to factual matters made by ATK, Sporting and Orbital. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the opinions. In addition, the opinions will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Distribution or certain related transactions were taxable, ATK stockholders would recognize income on their receipt of Sporting stock in the Distribution, and ATK would be considered to have made a taxable sale of certain of its assets to Sporting.
The Distribution will be taxable to ATK pursuant to Section 355(e) of the Code if there is a 50% or more change in ownership of either ATK or Sporting, directly or indirectly, as part of a plan or series of related transactions that include the Distribution. Because ATK stockholders will collectively own more than 50% of the ATK common stock following the Merger, the Merger alone will not cause the Distribution to be taxable to ATK under Section 355(e). However, Section 355(e) could apply if other acquisitions of stock of ATK before or after the Merger, or of Sporting after the Merger, are considered to be part of a plan or series of related transactions that include the Distribution. If Section 355(e) applied, ATK would recognize a very substantial amount of taxable gain.
Under a tax matters agreement, in certain circumstances, and subject to certain limitations, Sporting is required to indemnify the Company against taxes on the Distribution that arise as a result of actions or failures to act by Sporting, or as a result of Section 355(e) applying due to acquisitions of Sporting stock after the Distribution. In other cases, however, the Company might recognize gain on the Distribution without being entitled to an indemnification payment under the tax matters agreement. The possibility of the Company recognizing and not being indemnified for this gain may discourage, delay or prevent a third party from acquiring stock of the Company during the two years after the Merger in a transaction that stockholders of the Company might consider favorable.
The Company and Sporting may each be unable to take certain actions after the Merger because such actions could jeopardize the tax-free status of the Distribution or the Merger, and such restrictions could be significant.
The Company and Sporting are each prohibited pursuant to a tax matters agreement from taking actions or omissions that could reasonably be expected to cause the Distribution to be taxable or to jeopardize the conclusions of the opinions of counsel received by ATK or Orbital.
In particular, for two years after the Distribution, the Company and Sporting may not:

•
enter into any agreement, understanding or arrangement or engage in any substantial negotiations with respect to any transaction involving the acquisition, issuance, repurchase or change of ownership of (1) in the case of the Company, any of the Company’s capital stock and (2) in the case of Sporting, 30% or more of the Sporting capital stock, in each case together with options or other rights in respect of that capital stock, subject to certain exceptions relating to employee compensation arrangements, open market share repurchases and stockholder rights plans;

•	cease to be engaged in the active conduct of, or sell or transfer more than 30% of the gross assets or gross consolidated assets of, certain businesses;

•	redeem or otherwise repurchase its capital stock, subject to certain exceptions provided by the tax matters agreement; or

•	liquidate, whether by merger, consolidation or otherwise.

Nevertheless, each party is permitted to take any of the actions described above if it obtains an opinion of counsel that is reasonably acceptable to the other party (or an IRS private letter ruling) to the effect that the action will not affect the tax-free status of the Distribution, Merger or certain related transactions. The receipt of any such ruling or opinion in respect of an action Sporting proposes to take will not relieve Sporting of any obligation it has to indemnify the Company if that action causes the Distribution, Merger or certain related transactions to be taxable to the Company.

Because of these restrictions, for two years after the Merger, the Company and Sporting may each be limited in the amount of capital stock they can issue to make acquisitions or to raise additional capital. Also, Sporting’s indemnity obligation to the Company may discourage, delay or prevent a third party from acquiring control of Sporting during this two-year period in a transaction that stockholders of Sporting might consider favorable.

As a result of the Merger, current ATK stockholders will, in the aggregate, have a significantly reduced ownership and voting interest in the Company.

After the Merger’s completion, ATK stockholders will, in the aggregate, own a significantly smaller percentage of the Company than they will collectively own of ATK immediately prior to the Merger. Current ATK stockholders will collectively own approximately 53.8% of the Company’s outstanding equity on a fully diluted basis immediately following the closing of the Merger. Consequently, ATK stockholders immediately prior to the Merger, collectively, will be able to exercise less influence over the management and policies of the Company than they could exercise over the management and policies of ATK immediately prior to the Merger. In addition, upon consummation of the Merger, the board of directors of the Company will consist of 16 members, composed of nine Orbital designees and seven ATK designees.

The pendency of the Transaction could adversely affect the business and operations of ATK and Orbital and may result in the departure of key personnel.

In connection with the pending Distribution and Merger, some customers of each of ATK and Orbital may delay or defer decisions or may end their relationships with the relevant company, which could negatively affect the revenues, earnings and cash flows of ATK and Orbital, regardless of whether the Transaction is completed. Similarly, current and prospective employees of ATK and Orbital business may experience uncertainty about their future roles with the Company following the Transaction, which may materially adversely affect the ability of each of ATK and Orbital to attract and retain key personnel during the pendency of the Transaction. In addition, certain key personnel, including our CEO, are expected to leave ATK and work for Sporting after the completion of the Transaction.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments as of the date of this report.
ITEM 2.    PROPERTIES
Facilities.    As of March 31, 2014, ATK occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 19 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government.
As of March 31, 2014, ATK's operating segments had significant operations at the following locations:

Aerospace Group	Commerce, CA; Goleta, CA; San Diego, CA; Beltsville, MD; Iuka, MS; Dayton, OH; Brigham City/ Promontory, UT; Clearfield, UT; Magna, UT
Defense Group	Mesa, AZ; Northridge, CA; Clearwater, FL; Elkton, MD; Elk River, MN; Plymouth, MN; Independence, MO; Fort Worth, TX; Radford, VA; Rocket Center, WV
Sporting Group	Oroville, CA; Boise, ID; Lewiston, ID; Overland Park, KS; Westfield, MA; Anoka, MN; Flora, MS; Manhattan, MT; Lares, Puerto Rico; Mayaguez, Puerto Rico; Norfolk, VA
Corporate	Minneapolis, MN; Arlington, VA
Note: As a result of recent acquisitions ATK occupies a number of small facilities in countries around the world, which are not included above.

The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment as of March 31, 2014:

	Owned	Leased	Government Owned(1)	Total
Aerospace Group	5,321	3,557	479	9,357
Defense Group	695	897	4,365	5,957
Sporting Group	1,968	1,425	—	3,393
Corporate	—	155	—	155
Total	7,984	6,034	4,844	18,862
Percentage of total	42%	32%	26%	100%
____________________________________

(1)	These facilities are occupied under facilities contracts that generally require ATK to pay for all utilities, services, and maintenance costs.
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
On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. On January 23, 2012, the parties met in a mediation session that resulted in an agreement to settle the lawsuit. As a result of the settlement agreement, ATK established a litigation accrual of $25.5 million during fiscal 2012. This payment was made in April 2012. An additional warranty accrual of approximately $10.7 million was recorded during fiscal 2012 as the Company agreed to retrofit up to 76,000 flares as part of the settlement.
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
On November 4, 2013, ATK filed a lawsuit against Spirit Aerosystems Inc. in the Second District Court in Farmington, Utah. In its suit, ATK has made various claims, including breach of contract, in relation to a contract with Spirit Aerosystems regarding the manufacture of aircraft parts. ATK is claiming damages of approximately $72 million. Spirit Aerosystems has disputed ATK’s allegations and in its response to ATK’s complaint it asserted a number of affirmative defenses and counterclaims. Although it is not possible at this time to predict the outcome of the litigation, ATK believes, based on all currently available information, that the outcome will not have a material adverse effect on its operating results, financial condition, or cash flows.
On May 5, 2014, a purported stockholder class action and derivative complaint was filed in the Circuit Court of Arlington County, Virginia by Michael Blank, who claims to be a stockholder of Orbital, alleging, among other things, that the directors of Orbital breached their fiduciary duties in connection with the Transaction between Orbital and ATK, as described above, and alleging that ATK aided and abetted such breaches of fiduciary duty. A similar purported class action was filed on May 9, 2014, by Gregory Ericksen in the Court of Chancery of the State of Delaware. Plaintiffs in Virginia and Delaware seek, among other relief, to enjoin the Transaction (or, in the Delaware action, to rescind it in the event it is consummated). ATK believes the allegations and claims asserted in the complaints in the Virginia and Delaware actions to be without merit and intends to defend those actions vigorously.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ATK's common stock is listed and traded on the New York Stock Exchange under the symbol "ATK". The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Fiscal 2014:
Quarter ended March 31, 2014	$145.16	$119.30
Quarter ended December 29, 2013	123.34	95.16
Quarter ended September 29, 2013	103.77	81.92
Quarter ended June 30, 2013	82.44	69.12
Fiscal 2013:
Quarter ended March 31, 2013	$72.57	$60.34
Quarter ended December 30, 2013	63.63	50.72
Quarter ended September 30, 2012	53.86	43.08
Quarter ended July 1, 2012	54.31	45.21
The number of holders of record of ATK's common stock as of May 12, 2014 was 4,941.
During fiscal 2014, ATK paid quarterly dividends of $0.26 per share for the first, second, and third quarters and $0.32 per share for the fourth quarter, totaling $35.1 million. On May 6, 2014, ATK's Board of Directors declared a quarterly cash dividend of $0.32 per share payable on June 26, 2014, to stockholders of record on June 2, 2014. We cannot be certain that ATK will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable. ATK's dividend policy is reviewed by the Board of Directors in light of relevant factors, including our earnings, liquidity position, financial condition, capital requirements, and credit ratings, as well as the extent to which the payment of cash dividends may be restricted by covenants contained in ATK's 5.25% Senior Notes, 6.875% Senior Subordinated Notes and its Senior Credit Facility (as described under "Liquidity and Capital Resources" in Item 7 of this report). As of March 31, 2014, ATK's 5.25% Notes and 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2014, this limit was approximately $879 million. As of March 31, 2014, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which among other items, would allow payments for future share repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250 million plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.

Equity Compensation Plan Information
The following table gives information about ATK's common stock that may be issued upon the exercise of options, warrants and rights under each of ATK's existing equity compensation plans as of March 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan(1)
Stock Options	—	$—	—
Deferred Compensation(2)	39,440	—	—
Non-Employee Director Restricted Stock Plan(1)			—
Deferred Compensation(2)	6,924	—	—
2005 Stock Incentive Plan(3)			911,300
Stock Options	270,405	74.11	—
Performance Awards(4)	308,092	—	—
Deferred Compensation(2)	66,528	—	—
Total	691,389	$74.11	911,300
__________________________________________________________

(1)	No additional awards may be granted under this plan.

(2)	Shares reserved for payment of deferred stock units in accordance with the terms of the plan.

(3)
Under the 2005 Stock Incentive Plan, a total of 3,982,360 shares have authorized for awards. However, beginning on August 7, 2012, a fungible share counting provision was added, under which “full-value awards (i.e., awards other than stock options and stock appreciation rights) are counted against the reserve of shares available for issuance under the plan as 2.38 shares for every one share actually issued in connection with the award. No more than 5% of the shares available for awards under the plan may be granted to ATK’s non-employee directors in the aggregate.

(4)
Shares reserved for issuance in connection with outstanding performance awards. The amount shown assumes the maximum payout of the performance shares based on achievement of the highest level of performance. The actual number of shares to be issued depends on the performance levels achieved for the respective performance periods.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)*
December 30 - January 26	341	$120.37	—
January 27 - February 23	1,243	134.57	—
February 24 - March 31	23,731	137.30	—
Fiscal Quarter Ended March 31, 2014	25,315	$136.94	—	621,592
____________________________________________________________
* The maximum number of shares that may yet be purchased under the program was calculated using the ATK closing stock price of $142.15 on March 31, 2014.

(1)
The 25,315 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under ATK's incentive compensation plans.

(2)
On August 5, 2008, ATK's Board authorized the repurchase of up to 5 million shares. The Board had determined that the repurchase program would serve primarily to offset dilution from the Company's employee and director benefit compensation programs, but it could also be used for other corporate purposes, as determined by the Board. During fiscal 2012, 742,000 shares were repurchased for $50.0 million. On January 31, 2012, ATK's Board of Directors authorized a new share repurchase program of up to $200 million worth of shares of ATK common stock, executable over the next two years. ATK repurchased 1,003,938 shares for $59.5 million in fiscal 2013, and 609,922 shares for $52.1 million during fiscal 2014 under this program. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares were purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. In accordance with the Transaction Agreement ATK entered into on April 28, 2014, ATK will not repurchase any outstanding shares prior to the closing of the transaction.

The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK's debt instruments as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Debt," is incorporated herein by reference.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The following graph compares, for the five fiscal years ended March 31, 2014, the cumulative total return for ATK common stock with the comparable cumulative total return of two indexes:

•	Standard & Poor's Composite 500 Index, a broad equity market index; and

•	Dow Jones U.S. Aerospace and Defense Index, a published industry index.
The graph assumes that on April 1, 2009, $100 was invested in ATK common stock (at the closing price on the previous trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested. The graph indicates the dollar value of each hypothetical $100 investment as of March 31 in each of the years 2010, 2011, 2012, 2013, and 2014.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31
(Amounts in thousands except per share data)	2014	2013	2012	2011	2010
Results of Operations
Sales	$4,775,128	$4,362,145	$4,613,399	$4,842,264	$4,807,666
Cost of sales	3,635,486	3,421,276	3,618,503	3,840,698	3,776,355
Gross profit	1,139,642	940,869	994,896	1,001,566	1,031,311
Operating expenses:
Research and development	62,520	64,678	66,403	64,960	75,896
Selling	203,976	162,359	169,984	164,063	168,986
General and administrative	282,840	244,189	262,923	246,817	236,084
Trade name and goodwill impairment(1)	—	—	—	—	38,008
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest	590,306	469,643	495,586	525,726	512,337
Interest expense, net	(79,792)	(65,386)	(88,620)	(87,052)	(77,494)
Loss on extinguishment of debt	—	(11,773)	—	—	—
Income before income taxes and noncontrolling interest	510,514	392,484	406,966	438,674	434,843
Income tax provision	169,428	120,243	143,762	124,963	156,473
Net Income before noncontrolling interest	341,086	272,241	263,204	313,711	278,370
Less net income attributable to noncontrolling interest	171	436	592	536	230
Net income attributable to Alliant Techsystems Inc.	$340,915	$271,805	$262,612	$313,175	$278,140
Alliant Techsystems Inc.'s earnings per common share:
Basic	$10.76	$8.38	$7.99	$9.41	$8.48
Diluted	$10.42	$8.34	$7.93	$9.32	$8.33
Financial Position
Net current assets	$1,331,448	$1,311,877	$1,402,758	$995,747	$931,163
Net property, plant, and equipment	697,551	602,320	604,498	587,749	561,931
Total assets	5,771,146	4,383,010	4,541,746	4,443,845	3,869,624
Long-term debt (including current portion)	2,092,978	1,073,877	1,302,002	1,609,709	1,393,554
Total Alliant Techsystems Inc. stockholders' equity	1,911,575	1,502,169	1,226,795	1,156,758	798,594
Other Data
Depreciation and amortization of intangible assets	$117,776	$106,062	$108,885	$111,186	$99,830
Capital expenditures(2)	145,964	96,889	122,292	130,201	143,472
Cash dividends per common share	1.10	0.92	0.80	0.20	—
Gross margin (gross profit as a percentage of sales)	23.9%	21.6%	21.6%	20.7%	21.5%
_________________________________________________

(1)	In fiscal 2010, ATK recorded a non-cash asset impairment charge of $38.0 million related to the decision to discontinue use of the Thiokol and MRC trade names.

(2)	Capital expenditures are shown net of capital expenditures included in accounts payable and financed through operating leases.
See Note 4 to the consolidated financial statements for a description of acquisitions made since the beginning of fiscal 2012.

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

•	intense competition for U.S. Government contracts and programs,

•	increases in costs, which ATK may not be able to react to due to the nature of its U.S. Government contracts,

•	changes in cost and revenue estimates and/or timing of programs,

•	the potential termination of U.S. Government contracts and the potential inability to recover termination costs

•	other risks associated with U.S. Government contracts that might expose ATK to adverse consequences,

•	government laws and other rules and regulations applicable to ATK, including procurement and import-export control,

•	the novation of U.S. Government contracts,

•	intense competition in the commercial ammunition, firearms, and accessories markets,

•	reduction or change in demand and manufacturing costs for commercial ammunition, firearms or accessories, including the risk that placed orders exceed actual customer requirements,

•	changes in the regulation of the manufacture, sale and purchase of firearms and ammunition could adversely affect ATK,

•	the manufacture and sale of products that create exposure to potential product liability, warranty liability or personal injury claims and litigation,

•	risks associated with expansion into new and adjacent commercial markets,

•
results of acquisitions or other transactions, including our ability to successfully integrate acquired businesses and realize anticipated synergies, cost savings and other benefits, and costs incurred for pursuits and proposed acquisitions that have not yet or may not close, including the announced spin-off of the Sporting Group and ATK's merger with Orbital Sciences Corporation,

•	greater risk associated with international business, including foreign currency exchange rates and fluctuations in those rates,

•	federal and state regulation of defense products, ammunition, and firearms,

•	costs of servicing ATK's debt, including cash requirements and interest rate fluctuations,

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

•	security threats, including cybersecurity and other industrial and physical security threats, and other disruptions,

•	supply, availability, and costs of raw materials and components, including commodity price fluctuations,

•	new regulations related to conflict minerals,

•	performance of ATK's subcontractors,

•	development of key technologies and retention of a qualified workforce,

•	fires or explosions at any of ATK's facilities,

•	environmental laws that govern past practices and rules and regulations, noncompliance with which may expose ATK to adverse consequences,

•	impacts of financial market disruptions or volatility to ATK's customers and vendors,

•	unanticipated changes in the tax provision or exposure to additional tax liabilities, and

•	the costs and ultimate outcome of litigation matters and other legal proceedings.
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact ATK's business. Additional information regarding these factors is contained in Item 1A of this report and may also be contained in ATK's filings with the Securities and Exchange Commission on Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
Executive Summary
ATK is an aerospace, defense, and commercial products company and supplier of products to the U.S. Government, allied nations, and prime contractors. ATK is also a major supplier of ammunition, firearms and shooting accessories and, with the Bushnell acquisition, ATK has become a leader in the hunting, shooting sports, and outdoor recreation markets. ATK is headquartered in Arlington, VA and has operating locations throughout the United States, Puerto Rico, and internationally.
As of March 31, 2014, ATK operated in three business segments. These operating segments are defined based on the reporting and review process used by ATK's chief executive officer and other management. As of March 31, 2014, ATK's three operating groups were:

•
Aerospace Group, which generated 26% of ATK's external sales in fiscal 2014, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services. Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets. Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 35% of ATK's external sales in fiscal 2014, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Sporting Group, which generated 39% of ATK's external sales in fiscal 2014, develops and produces ammunition, accessories, rifles and shotguns for the hunting, shooting, law enforcement, outdoor and sporting markets.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2014 financial results included the following:
Financial highlights for fiscal 2014

•	Annual sales of $4,775,128.

•	Diluted earnings per share of $10.42.

•	Total orders of $5,804,567.

•	Total backlog of $7,605,000 at March 31, 2014 compared to $8,227,000 at March 31, 2013.

•
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest as a percentage of sales was 12.4% and 10.8% for the years ended March 31, 2014 and 2013, respectively. The current year rate reflects lower pension expense including the effect of the Radford segment close-out and improvements in the Sporting Group. The prior year rate reflects the loss of the Radford facility management contract.

•
The increase in the current period tax rate to 33.2% from 30.6% in fiscal 2013 is primarily due to the absence of the settlement of the examination of the fiscal 2009 and 2010 tax returns, partially offset by the revaluation of unrecognized tax benefits due to proposed IRS regulations.

•	ATK recorded sales and profit of $27,387 in the fourth quarter of fiscal 2014 for a pension segment close-out associated with the Radford facility contract which ended in fiscal 2013.

•	On June 21, 2013, ATK acquired Caliber Company, the parent company of Savage Sports Corporation, for $315,000 in cash, net of cash acquired, and subject to a customary working capital adjustment.

•
On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc., a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear, for $985,000 in cash, net of cash acquired, and subject to a customary working capital adjustment.

•
On November 1, 2013, ATK entered into a Third Amended and Restated Credit Agreement (the "2013 Senior Credit Facility"), which replaced the 2010 Senior Credit Facility, and issued $300,000 aggregate principal amount of 5.25% Senior Notes (the "5.25% Notes’’) that mature on October 1, 2021, to pay for the Bushnell acquisition, refinancing of the 2010 Senior Credit facility, and payment of debt financing costs.

•	During fiscal 2014, ATK paid quarterly cash dividends of $0.26 per share for the first, second, and third quarters and $0.32 for the fourth quarter, totaling $35,134.

Notable events

•	During fiscal 2014, ATK repurchased 609,922 shares for $52,130.

•	ATK's Board of Directors appointed Jay Tibbets as Senior Vice President and President Sporting Group effective July 31, 2013.

•	ATK's Board of Directors appointed Stephen Nolan as Senior Vice President Strategy and Business Development effective July 31, 2013.

•	On February 26, 2014, Michael Callahan was elected as an independent director to ATK’s Board of Directors and appointed to its Audit Committee, effective March 1, 2014.

•	On May 6, 2014, ATK’s Board of Directors declared a quarterly cash dividend of $0.32 per share, payable on June 26, 2014, to stockholders of record on June 2, 2014.
Outlook
Transaction Agreement - On April 28, 2014, we entered into a Transaction Agreement (the “Transaction Agreement”) with Vista SpinCo Inc., a Delaware corporation and a wholly owned subsidiary of ATK (“Sporting”), Vista Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of ATK, and Orbital Sciences Corporation, a Delaware corporation (“Orbital”), providing for the spin-off of our Sporting Group business to our stockholders (the “Distribution”), which will be immediately followed by the merger of Vista Merger Sub Inc. with and into Orbital (the “Merger” and together with the Distribution, the “Transaction”), with Orbital surviving the Merger as a wholly owned subsidiary of ATK. This transaction is subject to stockholder approval prior to closing.

On April 28, 2014, ATK's Sporting Group, ATK and certain financial institutions executed a commitment letter pursuant to which the financial institutions have agreed to provide debt financing to Sporting in an aggregate principal amount of $750 million, comprised of a $350 million senior secured term loan and a $400 million senior secured revolving credit facility, in each case on the terms and conditions set forth therein. Sporting will use a portion of the proceeds of the debt financing to pay a cash dividend (the “Sporting Dividend”) to ATK in an amount equal to the amount by which ATK’s gross indebtedness for borrowed money as of the closing date exceeds $1,740 million, subject to certain adjustments. ATK expects to use the proceeds of the Sporting Dividend to repay a portion of ATK's debt including the 6.875% Senior Subordinated Notes due 2020 and 3.00% Convertible Senior Subordinated Notes due 2024.

In connection with the transaction, ATK intends, at the time such notes become redeemable at ATK’s option, to issue a notice of redemption with respect to any outstanding 3.00% Convertible Senior Subordinated Notes due 2024 (the “2024 Notes”) in accordance with the redemption provisions of the indenture governing the 2024 Notes. ATK has agreed to settle any 2024 Notes that are converted (whether prior to or following ATK’s notice of redemption) entirely in cash.
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
In GFY14, the Administration faced the threat of an additional year of sequestration and deeper cuts requiring an additional reduction of $20 billion from the defense topline budget. The Budget Control Act Amendment adopted in December 2013 provided some relief to the deeper cuts required under sequestration in GFY14 and GFY15. For defense spending, the agreement effectively holds flat the topline budget at $499 billion for both GFY14 and GFY15, providing over $30 billion in sequestration relief. For NASA, similar relief provided for non-defense discretionary spending should allow the NASA budget to remain flat over the same period at approximately $17.5 billion annually.
On January 17, 2014, Congress approved, and the President signed, the Omnibus Appropriations Act replacing the Continuing Resolution for the remainder of GFY14 and removing the threat of future government shutdowns during the year. Consistent with the budget deal, the Omnibus Appropriations Act funds the DoD at $499 billion and replaces the across-the-board sequestration cuts with specific reductions across most accounts. Total funding, and funding for most programs, remains flat at GFY13 levels. Overseas Contingency Operations funding was increased by $5 billion above the requested amount, providing some additional relief to the defense budget.

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
Initial review of the GFY15 President’s Budget submissions is in line with expectations and ATK FY15 plans.  ATK continues to monitor potential impacts as the Congressional budget review and annual appropriations process gets underway.  Final decisions on GFY15 annual appropriations would not be expected before ATK's third quarter of fiscal 2015 and may be subject to a Continuing Resolution at current levels pending political outcomes in November 2014.

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
Revenue Recognition
A substantial portion of our sales come from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. As the various U.S. Government customers, including the U.S. Army, U.S. Navy, NASA, and the U.S. Air Force, make independent purchasing decisions, we do not generally regard the U.S. Government as one customer. Instead, we view each agency as a separate customer.
Sales by customer were as follows:

	Percent of Sales For Fiscal Years Ended:
	2014	2013	2012
Sales to:
U.S. Army	20%	29%	28%
U.S. Navy	10%	13%	12%
NASA	9%	10%	10%
U.S. Air Force	4%	6%	6%
Other U.S. Government customers	10%	9%	9%
Total U.S. Government customers	53%	67%	65%
Commercial and foreign customers	47%	33%	35%
Total	100%	100%	100%
Long-Term Contracts—The majority of ATK's sales to the U.S. Government and commercial and foreign customers within the Defense and Aerospace groups are accounted for as long-term contracts. Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer acceptance ("units-of-delivery"). ATK predominately accounts for revenue using the cost-to-cost method of accounting.
Profits expected to be realized on contracts are based on management estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when an amount is reliably estimatible and realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current or prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company's consolidated financial position or annual results of operations. In fiscal 2014, 2013 and 2012, the Company recognized favorable operating income adjustments of $210,920, $215,945, and $187,718, and unfavorable operating income adjustments of $127,574, $122,568 and $80,745, respectively, consisting of changes in estimates on contracts accounted for under the percentage-of-completion method of accounting. The adjustments recorded during the year ended March 31, 2014 were primarily driven by higher profit expectations of $41,357 in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and for programs in the Space Systems Operations. As a result of the pension close-out settlement, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS) for the Radford facility management contract resulted in Corporate recording income of $28,986 which has been excluded from the increase in operating income resulting from the cumulative catch-up method of accounting noted above.
The prior year adjustments were primarily driven by greater than expected performance of $28,261 in Small-Caliber Systems, increased production volumes in Defense Electronic Systems, better performance at the Radford facility as the contracts and sale of residual assets were completed, and increase in Space System Operations due to performance improvements. These improvements were offset by decreases in Missile Products due to requalification expenses on a program.
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
Fiscal 2014 sales by revenue recognition method were as follows:

Percent of Sales
Sales recorded under:
Long-term contracts method	61%
Other method	39%
Total	100%
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
ATK also sponsors nonqualified supplemental executive retirement plans which provide certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax-qualified pension plans. The Company implemented similar changes as those noted above to ATK's nonqualified supplemental executive retirement plans for certain highly compensated employees.
ATK recorded pension expense for the Plans of $128,812 in fiscal 2014, a decrease of $39,140 from $167,952 of pension expense recorded in fiscal 2013. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table sets forth ATK's assumptions used in determining pension expense for fiscal 2014, 2013, and 2012, and projections for fiscal 2015:

	Years Ending March 31
	2015	2014	2013	2012
Expected long-term rate of return on plan assets	7.25%	7.25%	7.50%	8.00%
Discount rate	4.50%	4.35%	4.90%	5.60%
Rate of compensation increase:
Union	3.22%	3.23%	3.26%	3.79%
Salaried	3.47%	3.49%	3.55%	4.02%
In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over a long-term time horizon and ATK's own historical investment returns. The expected long-term rate of return of 7.25% used in fiscal 2014 for the Plans was based on an asset allocation range of 20 - 45% in equity investments, 35 - 50% in fixed income investments, 5 - 10% in real estate/real asset investments, 10 - 25% collectively in hedge fund and private equity investments, and 0 - 6% in cash investments. The expected long-term rate of return assumed for fiscal 2015 is 7.25%. The actual return in any fiscal year will likely differ from ATK's assumption, but ATK estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
In determining its discount rate, ATK uses the current investment yields on high-quality corporate bonds (rated AA or better) that coincide with the cash flows of the estimated benefit payouts from ATK's plans. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of the respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate. The discount rate was 4.50%, 4.35%, and 4.90% at March 31, 2014, March 31, 2013, and March 31, 2012, respectively. The discount rate as of March 31 impacts the following fiscal year's pension expense.
Future actual pension expense can vary significantly depending on future investment performance, changes in future discount rates, legally required plan changes, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate, compensation increase, and/or expected rate of return for fiscal 2015 were different, the impact on fiscal 2015 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2015 pension expense by approximately $5,000; each 0.25% change in the rate of compensation increase would change fiscal 2015 pension expense by approximately $100; and each 0.25% change in the expected rate of return on plan assets would change fiscal 2015 pension expense by approximately $6,000.
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

ATK made contributions to the qualified pension trust of $40,000 during fiscal 2014. ATK distributed $5,149 under its supplemental executive retirement plans during fiscal 2014, and expects to make distributions directly to retirees of approximately $4,500 in fiscal 2015. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made. ATK's funded pension status was approximately 81% as of March 31, 2014.
Other Postretirement Benefits.    ATK also provides postretirement health care benefits and life insurance coverage to certain employees and retirees.
The following table sets forth ATK's assumptions used to determine net periodic benefit cost for other postretirement benefit ("PRB") plans for fiscal 2014, 2013, and 2012, and projections for fiscal 2015:

	Years Ending March 31
	2015	2014	2013	2012
Expected long-term rate of return on plan assets:
Held solely in fixed income investments	5.00%	5.00%	5.00%	6.00%
Held in pension master trust and fixed income investments	6.25%	6.25%	6.25%	7.00%
Discount rate	3.95%	3.80%	4.40%	5.00%
Weighted average initial health care cost trend rate	6.10%	7.60%	7.70%	7.60%
Health care cost trend rates are set specifically for each benefit plan and design. Health care cost trend rates used to determine the net periodic benefit cost for employees during fiscal 2014 were as follows: under age 65 was 8.0%; over age 65 was 7.5%; and the prescription drug portion was 8.5%.
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
In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2014, approximately 42% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$270	$(240)
Effect on postretirement benefit obligation	6,816	(6,068)
ATK made other PRB plan contributions of $11,592 in fiscal 2014 and expects to make contributions of approximately $10,806 in fiscal 2015. A substantial portion of ATK's PRB plan contributions are recoverable from the U.S. Government as allowable indirect costs at amounts generally equal to the plan contributions, although not necessarily in the same year the contribution is made.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") reduced ATK's accumulated projected benefit obligation ("APBO") measured as of December 31, 2005. One of ATK's other PRB plans is actuarially equivalent to Medicare, but ATK does not believe that the subsidies it will receive under the Act will be significant. Because

ATK believes that participation levels in its other PRB plans will decline, the impact to ATK's results of operations in any period has not been and is not expected to be significant.
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
On April 9, 2010, ATK acquired Blackhawk for a purchase price of $172,251. Blackhawk is a manufacturer of high quality tactical gear. ATK believes that the acquisition provided ATK with a leading tactical systems brand, an expanded portfolio of quality products, and additional design and development expertise for innovative tactical accessories which strengthens ATK's position in tactical accessories and equipment for domestic and international military, law enforcement, security, and sport enthusiast markets. Blackhawk employs approximately 300 employees and is included in the Sporting Group. The purchase price allocation was completed in fiscal 2011. Most of the goodwill generated in this acquisition is deductible for tax purposes.
On June 21, 2013, ATK acquired Caliber Company, parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, the company designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting, as well as competitive and recreational target shooting. The purchase price was $315,000 net of cash acquired. ATK believes the acquisition complements ATK's growing portfolio of leading consumer brands and will allow us to build upon our offerings with Savage's prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage's sales distribution channels, new product development, and sophistication in manufacturing will significantly increase ATK's presence with a highly relevant product offering to distributors, retailers and consumers. Savage employs approximately 600 employees and is included in the Sporting Group. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to certain contingent liabilities and income tax-related items. None of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Savage are included in ATK’s consolidated financial statements at the date of acquisition. The purchase price for the acquisition has been allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2013 as if the acquisition had occurred at the beginning of fiscal 2013 is not being presented because the acquisition is not material to ATK for that purpose. Subsequent to June 21, 2013, ATK has recorded sales of approximately $178,687 for fiscal year 2014 and income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest of approximately $33,438 for fiscal year 2014 associated with the operations of this acquired business, which reflects the expense of the inventory step-up cost of $12,000 for inventory sold in fiscal year 2014.

On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc. ("Bushnell"). Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 net of cash acquired, subject to purchase price adjustments. ATK believes the acquisition broadens our existing capabilities in the commercial shooting sports market and expands our portfolio of branded shooting sports products. In addition, this transaction enables the Company to enter new sporting markets in golf and snow skiing. ATK will leverage Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalize on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees and is included in the Sporting Group. The purchase price has been preliminarily allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to working capital adjustments, certain contingent liabilities and income tax-related items. We expect the purchase price allocation to be completed within 12 months of the acquisition date. A portion of the goodwill generated in this acquisition will be deductible for tax purposes. Subsequent to November 1, 2013, ATK has recorded sales of approximately $217,095 for fiscal 2014 and income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest of approximately $9,177 for fiscal 2014 associated with the operations of this acquired business which reflects transition costs and $3,500 of inventory step-up costs. The income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest excludes transaction costs of $14,254 for fiscal 2014. Pro forma financial statement information has been included within Note 4 to the consolidated financial statements.

Accounting for Goodwill

ATK tests goodwill for impairment on the first day of its fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. The Company has determined that the reporting units for its goodwill impairment review are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, the Company has identified 10 reporting units within its reportable segments as of the fiscal 2014 testing date.
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
Results of ATK's fiscal 2014 Annual Impairment Test
For the fiscal 2014 impairment assessment performed as of December 30, 2013, ATK utilized estimated cash flows from its three-year plan and assumed a terminal growth rate thereafter ranging from 0% to 3%. The cash flows were then discounted using a separate discount rate for each reporting unit which ranged from 9.5% to 12.5%. An assumed value was also determined using multiples from recent transactions in the industry and by comparing operating results from guideline companies.
The results of ATK's fiscal 2014 annual goodwill impairment test indicated that no goodwill impairment existed, as the estimated fair value for all reporting units exceeded their carrying value by greater than 10%, which ATK deems to be a sufficient excess.
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
Fiscal 2014
Sales
The following is a summary of each operating segment's sales:

	Years Ended March 31
	2014	2013	$ Change	% Change
Aerospace Group	$1,277,452	$1,267,719	$9,733	0.8%
Defense Group	1,950,784	2,109,671	(158,887)	(7.5)%
Sporting Group	1,862,333	1,183,256	679,077	57.4%
Eliminations	(315,441)	(198,501)	(116,940)	58.9%
Total sales	$4,775,128	$4,362,145	$412,983	9.5%
The fluctuation in sales was driven by the program-related changes within the operating segments as described below.
Aerospace Group.    The increase in sales was driven by a $17,400 increase in Aerospace Structures sales volumes due to increased production on commercial aircraft programs, partially offset by a decrease in Space Systems Operations of $5,300 due to reduced production levels across multiple programs in the current year.
Defense Group.    The decrease in sales was driven by:

•	a decrease of $93,200 in Armament Systems due to lower volumes on medium-caliber ammunition programs and completion of programs,

•	a decrease of $51,800 in Small-Caliber Systems due to reduced volume as programs neared completion and impacts from federal budget reductions, and

•	a decrease of $34,900 in Defense Electronic Systems due to startup and completions on multiple contracts.
These decreases were partially offset by a $20,600 increase within Missile Products due to production across multiple programs and pension segment closeout, offset by loss of the Radford facility management contract.
Sporting Group.    The increase in sales was driven by:

•	an increase of $395,800 due to the acquisition of Bushnell and Savage and

•
an increase of $283,300 in ammunition and accessories products driven by increased volume, and previously announced price increases for ammunition, partially offset by a reduction in military accessories due to completion of programs.

Cost of Sales
The following is a summary of each operating segment's cost of sales:

	Years Ended March 31
	2014	2013	$ Change	% Change
Aerospace Group	$1,006,296	$995,415	$10,881	1.1%
Defense Group	1,563,816	1,641,998	(78,182)	(4.8)%
Sporting Group	1,370,166	924,525	445,641	48.2%
Corporate	(304,792)	(140,662)	(164,130)	116.7%
Total cost of sales	$3,635,486	$3,421,276	$214,210	6.3%
The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Aerospace Group.    The increase in cost of sales was driven by a $8,500 increase in Aerospace Structures sales volumes due to increased production on commercial aircraft programs, partially offset by a decrease in Space Systems Operations of $2,600 due to reduced production levels across multiple programs in the current year.
Defense Group.    The decrease in cost of sales was driven by:

•	a decrease of $72,600 in Armament Systems due to lower volumes on medium-caliber ammunition programs and completion of programs,

•	a decrease of $32,600 in Small-Caliber Systems due to reduced volume as programs neared completion and impacts from federal budget reductions, and

•	a decrease of $13,100 in Defense Electronic Systems due to startup and completions on multiple contracts.
These decreases were partially offset by a $45,000 increase within Missile Products due to production across multiple programs and pension segment closeout, offset by loss of the Radford facility management contract.
Sporting Group.    The increase in cost of sales was driven by:

•	an increase of $290,500 due to the acquisition of Bushnell and Savage and

•	an increase of $167,600 in ammunition and accessories products driven by increased volume, partially offset by a reduction in military accessories due to completion of programs, and product mix.
Corporate. The change in cost of sales was driven by increased intercompany profit eliminations partially offset by the reduction in pension expense including the effect of the Radford pension segment closeout.
Operating Expenses

	Years Ended March 31
	2014	As a % of Sales	2013	As a % of Sales	Change
Research and development	$62,520	1.3%	$64,678	1.5%	$(2,158)
Selling	203,976	4.3%	162,359	3.7%	41,617
General and administrative	282,840	5.9%	244,189	5.6%	38,651
Total	$549,336	11.5%	$471,226	10.8%	$78,110
Operating expenses increased by $78,110 year-over-year. Research and development costs decreased year-over-year in the Defense Group due to timing of expenditures. Selling expenses increased primarily due to increased commissions and other selling costs within the Bushnell and Savage businesses. General and administrative costs increased due to transaction costs related to acquisitions and the addition of costs associated with the Bushnell and Savage businesses.

Income before Interest, Loss on Extinguishment of Debt, Income Taxes, and Noncontrolling Interest

	Years Ended March 31
	2014	2013	Change
Aerospace Group	$141,692	$144,392	$(2,700)
Defense Group	210,669	270,498	(59,829)
Sporting Group	270,523	118,325	152,198
Corporate	(32,578)	(63,572)	30,994
Total	$590,306	$469,643	$120,663
The increase in income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest was due to increased sales and the Radford segment closeout. Significant changes within the operating segments are also described below.
Aerospace Group.    Results were down slightly due to program mix across the Group.
Defense Group.    The decrease is the result of lower sales within the Group and the absence of the results from the Radford facility management contract, partially offset by profit expectation improvements in Small Caliber Systems.
Sporting Group.    The increase primarily reflects higher sales volumes and prices, Bushnell and Savage results, as well as product mix. The increase is partially offset by lower military accessories sales, facility rationalization costs, and inventory step-up and transition costs associated with the Savage and Bushnell acquisitions.
Corporate.    The income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS), and the elimination of intercompany profits. The change from the prior year is driven by lower pension expense including the Radford segment close-out, partially offset by an increase in intercompany profit eliminations, transaction costs associated with the Savage and Bushnell acquisitions, and an environmental settlement.
Net Interest Expense
Net interest expense for fiscal 2014 was $79,792, an increase of $14,406 compared to $65,386 in fiscal 2013. The increase was primarily due to the increase in the average amount of debt outstanding, partially offset by a lower weighted average interest rate.
Income Tax Provision

	Years Ended March 31
	2014	Effective Rate	2013	Effective Rate	Change
Income tax provision	$169,428	33.2%	$120,243	30.6%	$49,185
The increase in the current period tax rate is primarily due to the absence of the settlement of the examination of the fiscal 2009 and 2010 tax returns, partially offset by the revaluation of unrecognized tax benefits due to proposed Internal Revenue Service (IRS) regulations.
ATK's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2014 of 33.2% differs from the federal statutory rate of 35.0% due to the domestic manufacturing deduction (DMD) and the revaluation of unrecognized tax benefits due to proposed IRS regulations, offset by state income taxes which increased the rate.
The effective tax rate for fiscal 2013 of 30.6% differs from the federal statutory rate of 35.0% due to the settlement of the examination of the fiscal 2009 and 2010 tax returns, DMD, and the full-year federal research and development (R&D) credit, offset by state income taxes which increased the rate.
ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions and recent acquisitions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2007. The IRS has completed the audits of ATK through fiscal 2010 and is currently auditing ATK's tax returns for fiscal years 2011 and 2012. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
As of March 31, 2014 and 2013, the total amount of unrecognized tax benefits was $35,138 and $27,760, respectively, of which $29,046 and $21,150, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,799 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,367. See Note 11 to the consolidated financial statements for further details.
ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. ATK's recorded valuation allowance of $13,589 at March 31, 2014 relates to certain capital loss, tax credits and net operating losses that are not expected to be realized before their expiration. The valuation allowance increased during fiscal 2014 due to the acquisitions that occurred in fiscal 2014, generation of certain net operating losses and capital losses partially offset by carryover expirations.
The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. ATK is currently analyzing the impact of these new regulations. We do not believe they will have a material impact on our financial statements.
Net Income Before Noncontrolling Interest
Net income before noncontrolling interest for fiscal 2014 was $341,086, an increase of $68,845 compared to $272,241 in fiscal 2013. This increase was driven by a $198,773 increase in gross profit, partially offset by a $78,110 increase in operating expenses, a $49,185 increase in income tax expense, and an increase of $14,406 in net interest expense over the prior year.
Noncontrolling Interest
The noncontrolling interest represents the noncontrolling owner's portion of the income of a joint venture in which ATK is the primary owner. This joint venture was acquired with Composite Optics, Inc. ("COI") and is consolidated into ATK's financial statements.
Fiscal 2013
Sales
The following is a summary of each operating segment's sales:

	Years Ended March 31
	2013	2012	$ Change	% Change
Aerospace Group	$1,267,719	$1,347,802	$(96,515)	(7.1)%
Defense Group	2,109,671	2,262,777	(284,560)	(11.9)%
Sporting Group	1,183,256	1,002,820	159,407	15.6%
Eliminations	(198,501)	(168,915)	(29,586)	17.5%
Total sales	$4,362,145	$4,613,399	$(251,254)	(5.4)%
The fluctuation in sales was driven by the program-related changes within the operating segments as described below.
Aerospace Group.    The decrease in sales was driven by:

•
a decrease of $76,100 in Space Systems Operations sales volumes due to the completion of the Space Shuttle Program and a space services contract, and reduced production levels on multiple programs partially offset by higher sales on classified programs, and

•	a decrease of $39,100 in Aerospace Structures primarily driven by completion of tool procurement/start-up activities, partially offset by higher sales on classified programs.
This decrease was partially offset by an increase in Space Components of $18,100 due to increased production across multiple programs in the current year.
Defense Group.    The decrease in sales was driven by:

•	a decrease of $129,700 in Missile Products due primarily to the loss of the Radford facility management contract,

•	a decrease $93,100 in Small-Caliber Systems due to decreased demand for non-standard ammunition, a reduction in modernization due to the program nearing completion, and completion of other contracts,

•
a decrease of $39,100 in Armament Systems driven by completion of an international contract and lower volumes on large-caliber ammunition programs, and decreases in projectile systems, partially offset by an increase in sales on combat systems programs, and

•	a decrease of $22,200 in Defense Electronic Systems due to startup and completions on multiple contracts.
Sporting Group.    The increase in sales was driven by increased demand for ammunition and a previously announced price increase in the commercial channels, and higher sales volume for accessories within the retail channels.
Cost of Sales
The following is a summary of each operating segment's cost of sales:

	Years Ended March 31
	2013	2012	$ Change	% Change
Aerospace Group	$995,415	$1,091,514	$(96,099)	(8.8)%
Defense Group	1,641,998	1,841,686	(199,688)	(10.8)%
Sporting Group	924,525	818,250	106,275	13.0%
Corporate	(140,662)	(132,947)	(7,715)	5.8%
Total cost of sales	$3,421,276	$3,618,503	$(197,227)	(5.5)%
The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Aerospace Group.    The decrease in cost of sales was driven by:

•
a decrease of $58,600 in Space Systems Operations volumes due to the completion of the Space Shuttle Program, a space services contract and reduced production levels on multiple programs partially offset by increased classified programs, and

•	a decrease of $40,200 in Aerospace Structures primarily driven by completion of tool procurement/start-up activities, partially offset by increased classified programs.

This decrease was partially offset by an increase in Space Components of $9,600 due to an increase in production across multiple programs in the current year.
Defense Group.    The decrease in cost of sales was driven by:

•	a decrease of $95,000 in Missile Products due primarily to the loss of the Radford facility management contract,

•
a decrease of $87,800 in Small-Caliber Systems due to decreased demand for non-standard ammunition, reduced material purchases in preparation of a new contract, and a reduction in modernization due to the program nearing completion, and

•	a decrease of $12,600 in Defense Electronic Systems due to startup and completions on multiple contracts.
Sporting Group.    The increase in cost of sales was driven by an increase in ammunition and accessories sales volume, and a reserve for potentially obsolete inventory balances associated with military accessories programs, partially offset by commodity price decreases.
Corporate. The increase in cost of sales was driven by higher pension expense and intercompany profit eliminations partially offset by the absence of the LUU flares litigation accrual and restructuring charges in the prior year.

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
Defense Group.    The increase is the result of lower sales within the Group, prior year completion of higher profit international contracts, and the absence of an $18,000 change in profit expectation from a favorable contract resolution on a program in the prior year. This was partially offset by a gain on the sale of residual assets in Missile Products and profit expectation improvements in Small Caliber Systems.
Sporting Group.    The increase primarily reflects higher sales volumes and prices, as well as lower raw-material costs. This is partially offset by a reserve for potentially obsolete inventory balances within Eagle Industries.
Corporate.    The income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS), and the elimination of intercompany profits. The change from the prior year is driven by higher pension expense and intercompany profit eliminations, partially offset by absence of the LUU flares litigation accrual, and the realignment accrual in the prior year.
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
ATK's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2013 of 30.6% differs from the federal statutory rate of 35.0% due to the settlement of the examination of the fiscal 2009 and 2010 tax returns, domestic manufacturing deduction (DMD), and the full-year federal research and development (R&D) credit, offset by state income taxes which increased the rate.
The effective tax rate for fiscal 2012 of 35.3% differs from the federal statutory rate of 35.0% due to state income taxes and the estimated nondeductible portion of the accrual related to the LUU flare litigation which increased the rate, as well as the DMD and partial-year R&D credit which decreased the rate.
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
Cash Flow Summary
ATK's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended March 31, 2014, 2013, and 2012 are summarized as follows:

	2014	2013	2012
Cash flows provided by operating activities	$388,020	$273,592	$372,307
Cash flows used for investing activities	(1,441,989)	(96,717)	(114,957)
Cash flows (used for) provided by financing activities	903,254	(328,399)	(390,811)
Net cash flows	$(150,715)	$(151,524)	$(133,461)
Operating Activities.
Net cash provided by operating activities increased $114,428 compared to the prior year period. This increase was driven by a $100,000 reduction in funding payment to the pension trust from $140,000 in the prior year to $40,000 during the current year, an increase in net income of $68,700, a reduction in income taxes of $75,564 in the current year, and the absence of a $25,500 payment of the LUU flare settlement in the prior year. These increases were partially offset by approximately $184,000 more cash required to fund working capital, primarily driven by the absence of a significant receivable collection in the prior year and timing of collections and payments.
Net cash provided by operating activities decreased $98,715 in fiscal 2013 compared to fiscal 2012. This decrease was driven by a $180,000 funding payment to the pension trust during the current year compared to $74,600 in the prior year, an increase of $46,645 in tax payments in the current year, a decrease in interest expense of $26,600 due to a reduction in the amount of debt outstanding, and $25,500 related to the payment of the LUU flare settlement in fiscal 2013. These decreases were partially offset by approximately $165,325 less cash required to fund working capital, primarily driven by Aerospace Structures collection of an outstanding receivable of $102,000.
Cash used for working capital is defined as net receivables plus net inventories, less accounts payables and contract advances.
Investing Activities.
Net cash used for investing activities increased $1,345,272 primarily due to the acquisition of Savage and Bushnell and an increase of cash used for capital expenditures of $46,000.
Net cash used for investing activities decreased $18,240 in fiscal 2013 compared to fiscal 2012 primarily due to a decrease of cash used for capital expenditures of $25,403. These decreases were partially offset by the absence of proceeds from the disposition of a non-essential parcel of land within Aerospace Systems during the prior year.
Financing Activities.
Net cash provided by financing activities was $903,254 in fiscal 2014 compared to a use of cash of $328,399 in fiscal 2013. This change of $1,231,653 was due to additional debt issued to finance the acquisitions of Bushnell and Savage, offset by an increase in payments to retire debt of $101,000 to $510,000 in the current year compared to $409,000 in the prior year, and an increase in debt financing costs of $20,183.
Net cash used for financing activities decreased $62,412 in fiscal 2013 as compared to fiscal 2012. This increase was due to the exercise of an option to increase the Term A Loan by $200,000 (the “Accordion”). This decrease was offset by a $109,000 increase in the amount of net cash used to retire debt ($400,000 aggregate principal amount of 6.75% Senior Subordinated Notes plus a $9,000 premium, compared to payment of $300,000 to repay the 2.75% Convertible Notes due 2011 in the prior year period), a $15,000 increase in the required payments on the Term A Loans, and an $8,380 increase in common stock repurchased.

Liquidity
In addition to ATK's normal operating cash requirements, the Company's principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends, any strategic acquisitions and the announced spin-off of the Sporting Group and the merger of ATK with Orbital. ATK's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK's debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility, as discussed further below. ATK's other debt service requirements consist of interest expense on its debt. Additional cash will be required to redeem all of the convertible notes and 6.875% notes as required under the Transaction Agreement. We believe we have sufficient liquidity to refinance those payments net of a dividend received as a result of the spin-off of the Sporting Group.
During fiscal 2014, ATK paid quarterly dividends of $0.26 per share for the first, second, and third quarters and $0.32 per share for the fourth quarter totaling $35,134. On May 6, 2014, ATK's Board of Directors declared a quarterly cash dividend of $0.32 per share payable on June 26, 2014, to stockholders of record on June 2, 2014. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that ATK will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
During the year ended March 31, 2014, ATK refinanced the Senior Credit Facility extending the debt maturities and adding capacity under our revolving credit facility, which increased our liquidity. Based on ATK's current financial condition, management believes that ATK's cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through ATK's revolving credit facilities, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future growth as well as to service ATK's currently anticipated long-term debt and pension obligations, make capital expenditures, and payment of dividends over the next 12 months. Capital expenditures for fiscal 2015 are expected to be approximately $135,000.
ATK does not expect that its access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Long-Term Debt and Credit Facilities
On November 1, 2013, ATK refinanced its existing credit facility and entered into $300,000 in Senior Notes. As part of the refinancing, ATK increased its Revolving Credit Facility by $100,000 from $600,000 to $700,000. As of March 31, 2014, ATK had actual total indebtedness of $2,096,190, and the $700,000 Revolving Credit Facility provided for the potential of additional borrowings up to $558,242 (reduced by outstanding letters of credit of $141,758). There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2014.

ATK's indebtedness consisted of the following:

	March 31, 2014	March 31, 2013
Senior Credit Facility dated November 1, 2013:
Term A Loan due 2018	$997,375	$—
Term B Loan due 2020	249,375	—
Revolving Credit Facility due 2018	—	—
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	—	340,000
Term A Loan due 2017	—	195,000
Revolving Credit Facility due 2015	—	—
5.25% Senior Notes due 2021	300,000	—
6.75% Senior Subordinated Notes due 2016	—	—
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,440	199,453
Principal amount of long-term debt	2,096,190	1,084,453
Less: Unamortized discounts	3,212	10,576
Carrying amount of long-term debt	2,092,978	1,073,877
Less: current portion	249,228	50,000
Carrying amount of long-term debt, excluding current portion	$1,843,750	$1,023,877
See Note 9 "Long-Term Debt" to the consolidated financial statements in Part II, Item 8 for a detailed discussion of these borrowings.
Senior Credit Facility
On November 1, 2013, ATK entered into a Third Amended and Restated Credit Agreement (the "2013 Senior Credit Facility"), which replaced its 2010 Senior Credit Facility. The 2013 Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature in 2018, and a Term Loan B of $250,000, which matures in 2020. The Term A Loan is subject to quarterly principal payments of $12,625 beginning on March 31, 2014, with the remaining balance due on November 1, 2018. The Term B Loan is subject to quarterly principal payments of $625 beginning on March 31, 2014, with the remaining balance due on November 1, 2020. As of March 31, 2014, ATK had no outstanding borrowings under the Revolving Credit Facility.
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
6.875% Notes due 2020
ATK's 6.875% Notes mature on September 15, 2020. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.875% per annum and is payable semi-annually on September 15 and March 15 of each year. ATK has the right to redeem some or all of these notes on or after September 15, 2015, at specified redemption prices. Prior to

September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In accordance with the Transaction Agreement entered into on April 28, 2014, ATK is required on or prior to the Closing to issue a notice of redemption of all of the outstanding 6.875% Notes.
3.00% Convertible Notes due 2024
ATK's 3.00% Convertible Notes mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Beginning August 20, 2014, ATK will be required to pay contingent interest of 0.30% of the average trading price of these notes if the average trading price of the notes is 120% or more of the principal amount during the measurement period.
ATK may redeem all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of the notes on August 15, 2014 and August 15, 2019. Upon such note redemption or repurchase, ATK will also be required to satisfy certain deferred tax liabilities related to the notes. Based on the stock price as of the end of fiscal 2014, ATK does not expect there to be a tax liability if the redemption occurs on August 15, 2014. Holders may also convert their notes at a conversion rate of 13.1023 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $76.32 per share) in the event that the ATK stock price exceeds certain levels, if ATK were to call these notes for redemption, or upon the occurrence of certain corporate transactions. As of March 31, 2014, the conditions necessary for the holders to request their notes be converted has been met and holders will be allowed to convert at any time during ATK's fiscal 2015 first quarter. In accordance with the Transaction Agreement entered into on April 28, 2014, ATK is required to satisfy 100% of the principal and any amounts above the principal solely in cash. Previously, any amounts above the principal amount could be settled in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. In addition, under the terms of the Transaction Agreement, ATK is required on or prior to the Closing to issue a notice of redemption of all of the outstanding 3.00% Convertible Notes entirely in cash.
Rank and Guarantees
The 5.25% Notes rank senior in right of payment to the 3.00% Convertible Notes and the 6.875% Notes (the latter two of which rank equal with each other), all of which are subordinated in right of payment to all existing and future senior secured indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. The parent company has no independent assets or operations. See Note 16 for consolidating financial information of the guarantor and non-guarantor subsidiaries, as subsidiaries of ATK other than the subsidiary guarantors are more than minor. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior subordinated obligations of the applicable subsidiary guarantors.
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

	Senior Leverage Ratio*	Leverage Ratio*	Interest Coverage Ratio†
Requirement	3.00	4.00	3.00
Actual at March 31, 2014	1.52	2.60	8.95
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
Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The indentures governing the 5.25% Senior Notes, the 6.875% Notes, and the 3.00% Convertible Notes also impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. As of March 31, 2014, ATK was in compliance with the covenants in all of its debt agreements and expects to be in compliance for the foreseeable future.
Share Repurchases
In fiscal 2014, 2013, and 2012 ATK repurchased 609,922 shares for $53,270, 1,003,938 shares for $58,371, and 742,000 for $49,991, respectively, under previously authorized share repurchase programs.
On January 29, 2014, ATK's Board of Directors extended the $200,000 share repurchase program through March 31, 2015. The shares may be purchased in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program. In accordance with the Transaction Agreement entered into on April 28, 2014, ATK will not repurchase any outstanding shares prior to the closing of the transaction.
Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 5.25% Notes and 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2014, this limit was approximately $879,033. As of March 31, 2014, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the Senior Credit Facility agreement), which, among other items, would allow payments for future share repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.
Contractual Obligations and Commercial Commitments
The following table summarizes ATK's contractual obligations and commercial commitments as of March 31, 2014:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Long-term debt	$2,096,190	$252,440	$106,000	$850,875	$886,875
Interest on debt(1)	477,035	77,734	151,544	136,534	111,223
Operating leases	657,995	81,437	129,683	91,985	354,890
Environmental remediation costs, net	29,654	4,290	3,684	4,290	17,390
Pension and other PRB plan contributions	562,671	97,432	270,154	123,373	71,712
Total contractual obligations	$3,823,545	$513,333	$661,065	$1,207,057	$1,442,090
NOTE: The Contractual obligations above do not reflect any changes due to the Transaction Agreement entered into on April 28, 2014.

		Commitment Expiration by period
	Total	Within 1 year	1 - 3 years	3 - 5 years
Other commercial commitments:
Letters of credit	$141,758	$125,644	$16,114	$—
________________________________

(1)	Includes interest on variable rate debt calculated based on interest rates at March 31, 2014. Variable rate debt was approximately 59% of ATK's total debt at March 31, 2014.
The total liability for uncertain tax positions at March 31, 2014 was approximately $35,138 (see Note 11), $4,014 of which could be paid within 12 months and is therefore classified within current taxes payable. ATK is not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.

Pension plan contributions are an estimate of ATK's minimum funding requirements through fiscal 2024 to provide pension benefits for employees based on expected actuarial estimated service accruals through fiscal 2024 pursuant to the Employee Retirement Income Security Act, although ATK may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations. A substantial portion of ATK's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.
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
On or about April 10, 2006, a former ATK employee filed a qui tam complaint in federal court in Utah alleging that ATK knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. On January 23, 2012, the parties met in a mediation session that resulted in an agreement to settle the lawsuit. As a result of the settlement agreement, ATK established a litigation accrual of $25,500 during fiscal 2012. This payment was made in April 2012. An additional warranty accrual of approximately $10,700 was recorded during fiscal 2012 as the Company agreed to retrofit up to 76,000 flares as part of the settlement.
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
On May 5, 2014, a purported stockholder class action and derivative complaint was filed in the Circuit Court of Arlington County, Virginia by Michael Blank, who claims to be a stockholder of Orbital, alleging, among other things, that the directors of Orbital breached their fiduciary duties in connection with the Transaction between Orbital and ATK, as described above, and alleging that ATK aided and abetted such breaches of fiduciary duty. A similar purported class action was filed on May 9, 2014, by Gregory Ericksen in the Court of Chancery of the State of Delaware. Plaintiffs in Virginia and Delaware seek, among other relief, to enjoin the Transaction (or, in the Delaware action, to rescind it in the event it is consummated). ATK believes the allegations and claims asserted in the complaints in the Virginia and Delaware actions to be without merit and intends to defend those actions vigorously.
Environmental Liabilities.    ATK's operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.50% and 0.75% as of March 31, 2014 and 2013, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2014		March 31, 2013
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(58,194)	$28,540	$(58,965)	$34,190
Unamortized discount	4,706	(2,152)	2,745	(1,446)
Present value amounts (payable) receivable	$(53,488)	$26,388	$(56,220)	$32,744
As of March 31, 2014, the estimated discounted range of reasonably possible costs of environmental remediation was $53,488 to $78,062.
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

•
ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. ("Alcoa") in fiscal 2002. ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $14,000, ATK and Alcoa have agreed to split evenly any amounts between $14,000 and $34,000, and ATK is responsible for any payments in excess of $34,000. At this time, ATK believes that costs not recovered through U.S. Government contracts will be immaterial.

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
At March 31, 2014, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2015	$4,290
Fiscal 2016	3,385
Fiscal 2017	299
Fiscal 2018	2,326
Fiscal 2019	1,964
Thereafter	17,390
Total	$29,654
There were no material insurance recoveries related to environmental remediation during any of the periods presented.
Factors that could significantly change the estimates described in this section on environmental liabilities include:

•	the adoption, implementation, and interpretation of new laws, regulations, or cleanup standards,

•	advances in technologies,

•	outcomes of negotiations or litigation with regulatory authorities and other parties,

•	additional information about the ultimate remedy selected at new and existing sites,

•	adjustment of ATK's share of the cost of such remedies,

•	changes in the extent and type of site utilization,

•	the discovery of new contamination,

•	the number of parties found liable at each site and their ability to pay,

•	more current estimates of liabilities for these contingencies, or

•	liabilities associated with resource restoration as a result of contamination from past practices.
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
Currently, ATK's primary interest rate exposures relate to variable rate debt. The potential loss in fair values is based on an assumed immediate change in the net present values of interest rate-sensitive exposures resulting from a 100 basis point change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to the change in rates. Based on ATK's analysis, a 100 basis point change in interest rates would not have a material impact on the fair values or ATK's results of operations or cash flows. ATK has entered into interest rate swaps in order to reduce the impact of interest rate fluctuations.
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
Significant increases in commodities can negatively impact operating results with respect to ATK's firm fixed-price contract to supply the DoD's small-caliber ammunition needs and ATK's sales within commercial ammunition. Depending on market conditions, ATK has entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the seven-year contract with the U.S. Army by the terms within that contract, which is expected to continue into 2019. ATK has entered into futures contracts and purchase orders for the current expected production requirements for fiscal 2015 for both the small-caliber ammunition supply contract and the production of commercial ammunition, thereby mitigating near term market risk; however, if metal prices exceed pre-determined levels, the Defense and Sporting Groups' operating results could be adversely impacted.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Alliant Techsystems Inc.:
We have audited the accompanying consolidated balance sheets of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2014 and 2013, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliant Techsystems Inc. and subsidiaries at March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE, LLP
Minneapolis, MN
May 22, 2014

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31
(Amounts in thousands except per share data)	2014	2013	2012
Sales	$4,775,128	$4,362,145	$4,613,399
Cost of sales	3,635,486	3,421,276	3,618,503
Gross profit	1,139,642	940,869	994,896
Operating expenses:
Research and development	62,520	64,678	66,403
Selling	203,976	162,359	169,984
General and administrative	282,840	244,189	262,923

Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest	590,306	469,643	495,586
Interest expense	(80,044)	(65,924)	(89,296)
Interest income	252	538	676
Loss on extinguishment of debt	—	(11,773)	—
Income before income taxes and noncontrolling interest	510,514	392,484	406,966
Income tax provision	169,428	120,243	143,762
Net income	341,086	272,241	263,204
Less net income attributable to noncontrolling interest	171	436	592
Net income attributable to Alliant Techsystems Inc.	$340,915	$271,805	$262,612
Alliant Techsystems Inc. earnings per common share:
Basic	$10.76	$8.38	$7.99
Diluted	$10.42	$8.34	$7.93
Cash dividends paid per share	$1.10	$0.92	$0.20
Alliant Techsystems Inc. weighted-average number of common shares outstanding:
Basic	31,671	32,447	32,874
Diluted	32,723	32,608	33,112
Net income (from above)	$341,086	$272,241	$263,204
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $11,240, $3,366, and $3,370	(18,125)	(5,406)	(5,392)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(56,791), $(49,192), and $(38,042)	91,387	78,062	60,864
Valuation adjustment for pension and postretirement benefit plans, net of tax (expense) benefit of $(48,772), $(9,575), and $94,968	78,522	15,456	(152,066)
Change in fair value of derivatives, net of tax benefit of $1,771, $3,586, and $17,060, respectively	(2,830)	(5,608)	(26,683)
Change in fair value of available-for-sale securities, net of tax (expense) benefit of $(29), $135, and $156, respectively	46	(210)	(244)
Change in cumulative translation adjustment, net of tax benefit of $942, $0, and $0	(1,505)	—	—
Total other comprehensive income (loss)	$147,495	$82,294	$(123,521)

Comprehensive income	488,581	354,535	139,683
Less comprehensive income attributable to noncontrolling interest	171	436	592
Comprehensive income attributable to Alliant Techsystems Inc.	$488,410	$354,099	$139,091
See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$266,632	$417,289
Net receivables	1,473,820	1,312,573
Net inventories	558,250	315,064
Income tax receivable	—	22,066
Deferred income tax assets	93,616	106,566
Other current assets	69,280	45,174
Total current assets	2,461,598	2,218,732
Net property, plant, and equipment	697,551	602,320
Goodwill	1,916,921	1,251,536
Net intangible assets	577,850	109,954
Noncurrent deferred income tax assets	—	95,007
Deferred charges and other non-current assets	117,226	105,461
Total assets	$5,771,146	$4,383,010
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	249,228	50,000
Accounts payable	315,605	337,713
Contract advances and allowances	105,787	119,491
Accrued compensation	128,821	137,630
Accrued income taxes	7,877	—
Other accrued liabilities	322,832	262,021
Total current liabilities	1,130,150	906,855
Long-term debt	1,843,750	1,023,877
Noncurrent deferred income tax liabilities	117,515	—
Postretirement and postemployment benefits liabilities	74,874	94,087
Accrued pension liability	557,775	719,172
Other long-term liabilities	124,944	126,458
Total liabilities	3,849,008	2,870,449
Commitments and contingencies (Notes 10, 12 and 13)
Common stock—$.01 par value:
Authorized—180,000,000 shares
Issued and outstanding—31,842,642 shares at March 31, 2014 and 32,318,295 shares at March 31, 2013	318	323
Additional paid-in-capital	534,015	534,137
Retained earnings	2,789,264	2,483,483
Accumulated other comprehensive loss	(680,809)	(828,304)
Common stock in treasury, at cost—9,712,877 shares held at March 31, 2014 and 9,237,154 shares held at March 31, 2013	(731,213)	(687,470)
Total Alliant Techsystems Inc. stockholders' equity	1,911,575	1,502,169
Noncontrolling interest	10,563	10,392
Total equity	1,922,138	1,512,561
Total liabilities and equity	$5,771,146	$4,383,010
See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2014	2013	2012
Operating Activities
Net income	$341,086	$272,241	$263,204
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	94,072	94,903	98,037
Amortization of intangible assets	23,704	11,159	10,848
Amortization of debt discount	7,364	6,875	12,293
Amortization of deferred financing costs	10,222	3,847	4,764
Inventory write-downs	13,502	5,696	540
Loss on the extinguishment of debt	—	11,773	—
Deferred income taxes	12,159	(16,591)	7,518
Loss (gain) on disposal of property	8,262	(1,613)	(2,928)
Share-based plans expense	12,701	12,025	6,724
Excess tax benefits from share-based plans	(833)	(2)	(23)
Changes in assets and liabilities:
Net receivables	9,390	34,602	(207,451)
Net inventories	(66,728)	(62,265)	(17,006)
Accounts payable	(118,641)	4,160	42,557
Contract advances and allowances	(39,466)	(333)	(2,103)
Accrued compensation	(16,022)	13,200	(25,063)
Accrued income taxes	20,522	(26,042)	19,801
Pension and other postretirement benefits	65,500	(33,438)	37,547
Other assets and liabilities	11,226	(56,605)	123,048
Cash provided by operating activities	388,020	273,592	372,307
Investing Activities
Capital expenditures	(145,964)	(96,889)	(122,292)
Acquisitions of businesses, net of cash acquired	(1,301,687)	—	—
Proceeds from the disposition of property, plant, and equipment	5,662	172	7,335
Cash used for investing activities	(1,441,989)	(96,717)	(114,957)
Financing Activities
Borrowings on line of credit	280,000	—	—
Repayments of line of credit	(280,000)	—	—
Payments made on bank debt	(38,263)	(35,000)	(20,000)
Payments made to extinguish debt	(510,000)	(409,000)	(300,000)
Proceeds from issuance of long-term debt	1,560,000	200,000	—
Payments made for debt issue costs	(21,641)	(1,458)	—
Purchase of treasury shares	(53,270)	(58,371)	(49,991)
Dividends paid	(35,134)	(30,033)	(26,552)
Proceeds from employee stock compensation plans	729	5,461	5,709
Excess tax benefits from share-based plans	833	2	23
Cash provided by (used for) financing activities	903,254	(328,399)	(390,811)
Effect of foreign currency exchange rate fluctuations on cash	58	—	—
Decrease in cash and cash equivalents	(150,657)	(151,524)	(133,461)
Cash and cash equivalents at beginning of year	417,289	568,813	702,274
Cash and cash equivalents at end of year	$266,632	$417,289	$568,813
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$16,972	$14,549	$14,976
   See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance, March 31, 2011	33,519,072	$335	$559,279	$2,005,651	$(787,077)	$(621,430)	$9,364	$1,166,122
Comprehensive income				262,612	(123,521)		592	139,683
Exercise of stock options	107,944	—	(2,580)	—	—	8,289	—	5,709
Restricted stock grants	201,429	—	(17,159)	—	—	17,159	—	—
Share-based compensation	—	—	6,724	—	—	—	—	6,724
Treasury Stock Purchased	(742,000)	—	—	—	—	(49,991)	—	(49,991)
Performance shares issued net of treasury stock withheld	73,685	—	(8,752)	—	—	5,946	—	(2,806)
Tax benefit related to share based plans and other	—	—	(1,173)	—	—	—	—	(1,173)
Dividends Paid	—	—	—	(26,552)	—	—	—	(26,552)
Employee benefit plans and other	(17,722)	(3)	1,582	—	—	(2,544)	—	(965)
Balance, March 31, 2012	33,142,408	332	537,921	2,241,711	(910,598)	(642,571)	9,956	1,236,751
Comprehensive income				271,805	82,294		436	354,535
Exercise of stock options	93,617	—	(1,552)	—	—	7,013	—	5,461
Restricted stock grants	82,409	—	(8,429)	—	—	8,429	—	—
Share-based compensation	—	—	12,025	—	—	—	—	12,025
Treasury Stock Purchased	(1,003,938)	—	—	—	—	(59,511)	—	(59,511)
Performance shares issued net of treasury stock withheld	44,964	—	(5,463)	—	—	4,003	—	(1,460)
Tax benefit related to share based plans and other	—	—	(2,474)	—	—	—	—	(2,474)
Dividends paid	—	—	—	(30,033)	—	—	—	(30,033)
Employee benefit plans and other	(41,165)	(9)	2,109	—	—	(4,833)	—	(2,733)
Balance, March 31, 2013	32,318,295	323	534,137	2,483,483	(828,304)	(687,470)	10,392	1,512,561
Comprehensive income				340,915	147,495	—	171	488,581
Exercise of stock options	13,173	—	(252)	—	—	981	—	729
Restricted stock grants	116,533	—	(9,517)	—	—	9,517	—	—
Share-based compensation	—	—	12,701	—	—	—	—	12,701
Treasury stock purchased	(609,922)	—	—	—	—	(52,130)	—	(52,130)
Performance shares issued net of treasury stock withheld	34,138	—	(3,856)	—	—	2,450	—	(1,406)
Tax benefit related to share based plans and other	—	—	94	—	—	—	—	94
Dividends paid	—	—	—	(35,134)	—	—	—	(35,134)
Employee benefit plans and other	(29,575)	(5)	708	—	—	(4,561)	—	(3,858)
Balance, March 31, 2014	31,842,642	$318	$534,015	$2,789,264	$(680,809)	$(731,213)	$10,563	$1,922,138
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies
Nature of Operations.    Alliant Techsystems Inc. ("ATK" or "the Company") is an aerospace, defense, and commercial products company and supplier of products to the U.S. Government, allied nations, and prime contractors. ATK is also a major supplier of ammunition, firearms and shooting accessories, and with the Bushnell acquisition, ATK has become a leader in the hunting, shooting sports, and outdoor recreation markets. ATK is headquartered in Arlington, VA and has operating locations throughout the United States, Puerto Rico, and internationally.
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
Sales by customer were as follows:

	Percent of Sales For Fiscal Years Ended:
	2014	2013	2012
Sales to:
U.S. Army	20%	29%	28%
U.S. Navy	10%	13%	12%
NASA	9%	10%	10%
U.S. Air Force	4%	6%	6%
Other U.S. Government customers	10%	9%	9%
Total U.S. Government customers	53%	67%	65%
Commercial and foreign customers	47%	33%	35%
Total	100%	100%	100%
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
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company's consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $83,346 in 2014, $93,377 in 2013, and $106,973 in 2012. The adjustments recorded during the year ended March 31, 2014 were primarily driven by higher profit expectations of $41,357 in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and for programs in the Space Systems Operations. As a result of the pension closeout settlement the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS) for the Radford facility management contract resulted in Corporate recording income of $28,986 which has been excluded from the increase in operating income resulting from the cumulative catch-up method of accounting noted above.
The prior year adjustments were primarily driven by greater than expected performance of $28,261 in Small-Caliber Systems, increased production volumes in Defense Electronic Systems, better performance at the Radford facility as the contracts and sale of residual assets were completed, and increase in Space System Operations due to performance improvements. These improvements were offset by decreases in Missile Products due to requalification expenses on a program.
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
Fiscal 2014 sales by revenue recognition method were as follows:

Percent of Sales
Sales recorded under:
Long-term contracts method	61%
Other method	39%
Total	100%
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
Inventories consist of the following:

	March 31
	2014	2013
Raw materials	$136,414	$102,238
Work/Contracts in process	150,071	82,454
Finished goods	271,765	130,372
Net inventories	$558,250	$315,064
The inventory balances above increased from March 31, 2013 due to the acquisition of Savage and Bushnell. Progress payments received from customers relating to the uncompleted portions of contracts are offset against unbilled receivable balances or applicable inventories. Any remaining progress payment balances are classified as contract advances.
The following is a reconciliation of the changes in ATK's excess and obsolete inventory accounts during fiscal 2013 and 2014:

Balance at April 1, 2012	$21,450
Expense	8,957
Write-offs	(1,877)
Reversals and other adjustments	(1,384)
Balance at March 31, 2013	27,146
Expense	25,366
Write-offs	(6,461)
Reversals and other adjustments	(5,403)
Balance at March 31, 2014	$40,648

Accounting for Goodwill and Identifiable Intangible Assets.
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
ATK's identifiable intangibles with indefinite lives consist of certain trademarks and trade names. The impairment test consists of a comparison of the fair value of the specific intangible asset with its carrying value. The fair value of these assets is measured using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires ATK to estimate the future revenue for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. ATK bases its fair values and estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. If the carrying amount of an asset is higher than its fair value, an impairment exists and the asset would be recorded at the fair value.
Stock-Based Compensation.    ATK's stock-based compensation plans, which are described more fully in Note 14, provide for the grant of various types of stock-based incentive awards, including performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on ATK's overall strategy regarding compensation, including consideration of the impact of expensing stock awards on ATK's results of operations.
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
Translation of Foreign Currencies. Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of AOCL in equity. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in fiscal 2014, 2013 and 2012 were not material.
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

	Years Ended March 31
	2014	2013	2012
Basic EPS shares outstanding	31,671	32,447	32,874
Dilutive effect of stock-based awards	376	161	238
Dilutive effect of contingently issuable shares	676	—	—
Diluted EPS shares outstanding	32,723	32,608	33,112
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	45	5	5
As discussed further in Note 9, contingently issuable shares related to ATK's convertible senior subordinated notes are not included in diluted EPS for 2013 or 2012 because ATK's average stock price during the periods did not exceed the triggering price.
Comprehensive Loss.
The components of accumulated OCI, net of income taxes, are as follows:

	March 31
	2014	2013
Derivatives	$(5,022)	$(2,192)
Pension and other postretirement benefit liabilities	(675,114)	(826,898)
Cumulative translation adjustment	(1,505)	—
Available-for-sale securities	832	786
Total accumulated other comprehensive loss	$(680,809)	$(828,304)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

The following table summarizes the changes in the balance of AOCI, net of income tax:

	Year ended March 31, 2014					Year ended March 31, 2013
	Derivatives	Pension and other Postretire-ment Benefits	Available for Sale Securities	Cumulative translation adjustment	Total	Derivatives	Pension and other Postretire-ment Benefits	Available for Sale Securities	Cumulative translation adjustment	Total
Beginning of period unrealized gain (loss) in AOCI	$(2,192)	$(826,898)	$786	$—	$(828,304)	$3,416	$(915,010)	$996	$—	$(910,598)
Net decrease in fair value of derivatives	(8,681)	—	—	—	(8,681)	(10,070)	—	—	—	(10,070)
Net losses reclassified from AOCI, offsetting the price paid to suppliers ±	4,852	—	—	—	4,852	4,462	—	—	—	4,462
Net losses reclassified from AOCI, due to ineffectiveness ±	999	—	—	—	999	—	—	—	—	—
Net actuarial losses reclassified from AOCI #	—	91,387	—	—	91,387	—	78,062	—	—	78,062
Prior service costs reclassified from AOCI #	—	(18,125)	—	—	(18,125)	—	(5,406)	—	—	(5,406)
Valuation adjustment for pension and postretirement benefit plans #	—	78,522	—	—	78,522	—	15,456	—	—	15,456
Net change in cumulative translation adjustment	—	—	—	(1,505)	(1,505)	—	—	—	—	—
Other	—	—	46	—	46	—	—	(210)	—	(210)
End of period unrealized gain (loss) in AOCI	$(5,022)	$(675,114)	$832	$(1,505)	$(680,809)	$(2,192)	$(826,898)	$786	$—	$(828,304)

± Amounts related to our derivative instruments that were reclassified from AOCI were recorded as a component of cost of sales for each period presented.
# Amounts related to our pension and other postretirement benefits that were reclassified from AOCI were recorded as a component of net periodic benefit cost for each period presented (Note 10).
During the year ended March 31, 2014, there was a loss of $1,637 recognized in earnings as a result of ineffectiveness on forward contracts for copper and zinc. There was no ineffectiveness recognized in earnings for these contracts during any other fiscal years presented. ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
Fair Value of Nonfinancial Instruments.    The carrying amount of receivables, inventory, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. See Note 2 for additional disclosure regarding fair value of financial instruments.
New Accounting Pronouncements. New pronouncements issued but not effective for the Company until after March 31, 2014, are not expected to have a material impact on our financial position, results of operations, or liquidity.

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
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing and foreign currency risk, ATK periodically utilizes commodity and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 3, ATK has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. During fiscal 2014, ATK entered into five interest rate swaps. These swaps are valued based on future LIBOR, and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. No foreign currency derivatives were outstanding as of March 31, 2014.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
2. Fair Value of Financial Instruments (Continued)

The following table sets forth by level within the fair value hierarchy ATK's financial assets and liabilities that are measured at fair value on a recurring basis:

	As of March 31, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$10,130	$—
Derivatives	—	328	—
Liabilities
Derivatives	$—	$8,459	$—

	As of March 31, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$8,634	$—
Derivatives	—	—	—
Liabilities
Derivatives	$—	$3,530	$—
The following table presents ATK's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of March 31, 2014		As of March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$846,228	$1,062,078	$538,877	$596,467
Variable rate debt	1,246,750	1,247,062	535,000	534,513
3. Derivative Financial Instruments
ATK is exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials and energy,

•	interest rates, and

•	foreign exchange risks
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
ATK entered into forward contracts for copper and zinc during fiscal 2014, 2013, and 2012. The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Derivative Financial Instruments (Continued)

ATK entered into interest rate swaps during fiscal 2014 whereby we pay a fixed rate on a total notional amount of $400,000 and receive one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on future LIBOR, and the established fixed rate is based primarily on quotes from banks. We perform assessments of the effectiveness of our hedge instruments on a quarterly basis and during fiscal 2014 determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at March 31, 2014, four of the outstanding swap agreements were in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.
ATK did not enter into any foreign currency forward contracts during fiscal 2014 or 2013. Contracts entered into prior to fiscal 2013 were used to hedge forecasted inventory purchases and subsequent payments, or customer receivables, denominated in foreign currencies and were designated and qualified as effective cash flow hedges. Ineffectiveness with respect to forecasted inventory purchases was calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement.
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
As of March 31, 2014, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	31,400,000
Zinc	12,005,000
As of March 31, 2014, ATK had three outstanding interest rate swaps with notional amounts of $100,000 each with maturity dates in August 2016, 2017, and 2018, as well as two interest rate swaps with notional amounts of $50,000 each with maturity dates in November 2016 and 2017. See Note 9 for additional information.
As of March 31, 2014, ATK had no outstanding foreign currency forward contracts in place.
The table below presents the fair value and location of ATK's derivative instruments designated as hedging instruments in the consolidated balance sheet as of the periods presented.

		Asset Derivatives Fair value as of		Liability Derivatives Fair value as of
	Location	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Commodity forward contracts	Other current assets / other accrued liabilities	$—	$—	$6,212	$2,871
Commodity forward contracts	Deferred charges and other non-current assets / other long term liabilities	—	—	176	659
Interest rate contracts	Deferred charges and other non-current assets / other long-term liabilities	328	—	2,071	—
Total		$328	$—	$8,459	$3,530
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Derivative Financial Instruments (Continued)

For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Fiscal year ended March 31, 2014
Commodity forward contracts	Cost of Sales	$(5,991)	Cost of Sales	$(1,637)
Interest rate contracts	Interest expense	(1,900)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
Fiscal year ended March 31, 2013
Commodity forward contracts	Cost of Sales	$(7,284)	Cost of Sales	$—
Interest rate contracts	Interest expense	—	Interest expense	—
Foreign currency forward contracts	Cost of Sales	(30)	Cost of Sales	—
All derivatives used by ATK during the periods presented were designated as hedging instruments.
During the year ended March 31, 2014, there was a loss of $1,637 recognized in earnings as a result of ineffectiveness on forward contracts for copper and zinc. There was no ineffectiveness recognized in earnings for these contracts during any other fiscal years presented. ATK expects that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
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
Savage Acquisition

On June 21, 2013, ATK acquired Caliber Company, parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, the company designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. The purchase price was $315,000 net of cash acquired. ATK believes the acquisition complements ATK's growing portfolio of leading consumer brands and will allow us to build upon our offerings with Savage's prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage's sales distribution channels, new product development, and sophistication in manufacturing will significantly increase ATK's presence with a highly relevant product offering to distributors, retailers and consumers. Savage employs approximately 600 employees and is included in the Sporting Group. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to certain contingent liabilities and income tax-related items. None of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Savage are included in ATK’s consolidated financial statements at the date of acquisition. The purchase price for the acquisition has been allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2013 as if the acquisition had occurred at the beginning of fiscal 2013 is not being presented because the acquisition is not material to ATK for that purpose. Subsequent to June 21, 2013, ATK has recorded sales of approximately $178,687 for fiscal year 2014 and income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest of approximately $33,438 for fiscal year 2014 associated with the operations of this acquired business, which reflects the expense of the inventory step-up cost of $12,000 for inventory sold in fiscal year 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Acquisitions (Continued)

Bushnell Acquisition

On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc. ("Bushnell"). Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 net of cash acquired, subject to purchase price adjustments. ATK believes the acquisition broadens our existing capabilities in the commercial shooting sports market and expands our portfolio of branded shooting sports products. In addition, this transaction enables the Company to enter new sporting markets in golf and snow skiing. ATK will leverage Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalize on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees and is included in the Sporting Group. The purchase price has been preliminarily allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to working capital adjustments, certain contingent liabilities and income tax-related items. We expect the purchase price allocation to be completed within 12 months of the acquisition date. Approximately $11,400 of the goodwill generated in this acquisition will be deductible for tax purposes. Subsequent to November 1, 2013, ATK has recorded sales of approximately $217,095 for fiscal 2014 and income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest of approximately $9,177 for fiscal 2014 associated with the operations of this acquired business which reflects transition costs and $3,500 of inventory step-up costs for inventory sold in fiscal 2014. The income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest excludes transaction costs of $14,254 for fiscal 2014.

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

Purchase Price net of cash acquired:
Cash Paid		$985,000
Cash Paid for additional working capital		4,066
Total purchase price		$989,066
Fair value of assets acquired:
Net receivables	$111,036
Net inventories	154,238
Tradename, technology, and customer relationship intangibles	364,843
Property, Plant, and Equipment	25,080
Other assets	10,819
Total assets	666,016
Fair value of liabilities assumed:
Accounts Payable	80,092
Deferred tax liabilities	73,468
Other liabilities	28,746
Total liabilities	$182,306
Net assets acquired		$483,710
Preliminary goodwill		$505,356

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Acquisitions (Continued)

Supplemental Pro Forma Data:

ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Bushnell are included in ATK’s consolidated financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the year ended March 31, 2014 and March 31, 2013 present consolidated information as if the acquisition had been completed on April 1, 2012. The pro forma results were calculated by combining the results of ATK with the stand-alone results of Bushnell for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	YEAR ENDED
(Amounts in thousands except per share data)	March 31, 2014	March 31, 2013
Sales	$5,129,315	$4,913,427
Net income attributable to Alliant Techsystems Inc.	354,521	273,219
Basic earnings per common share	11.19	8.42
Diluted earnings per common share	10.83	8.38

The unaudited supplemental pro forma data above include the following significant non-recurring adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on April 1, 2012, as adjusted for the applicable tax impact:

	YEAR ENDED
(Amounts in thousands)	March 31, 2014	March 31, 2013
Inventory Step-up, net[1]	$(2,205)	$2,205
ATK/Bushnell fees for advisory, legal, accounting services[2]	(11,111)	11,111
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
5. Receivables
Receivables, including amounts due under long-term contracts ("contract receivables"), are summarized as follows:

	March 31
	2014	2013
Billed receivables
U.S. Government contracts	$140,109	$201,455
Commercial and other	365,245	228,684
Unbilled receivables
U.S. Government contracts	517,861	501,381
Commercial and other	461,779	391,196
Less allowance for doubtful accounts	(11,174)	(10,143)
Net receivables	$1,473,820	$1,312,573
Receivable balances are shown net of customer progress payments received of $527,670 as of March 31, 2014 and $381,503 as of March 31, 2013.
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
As of March 31, 2014 and March 31, 2013, the net receivable balance includes contract related unbilled receivables that ATK does not expect to collect within the next fiscal year of $264,400 and $282,068, respectively.
ATK records an allowance for doubtful accounts, reducing the receivables balance to an amount ATK estimates is collectible from customers. Estimates used in determining the allowance for doubtful accounts are based on current trends, aging of accounts receivable, periodic credit evaluations of customers’ financial condition, and historical collection experience.
The following is a reconciliation of the changes in ATK's allowance for doubtful accounts during fiscal 2013 and 2014:

Balance at April 1, 2012	$11,648
Expense	2,082
Write-offs	(275)
Reversals and other adjustments	(3,312)
Balance at March 31, 2013	10,143
Expense	7,183
Write-offs	(5,580)
Reversals and other adjustments	(572)
Balance at March 31, 2014	$11,174
6. Property, Plant, and Equipment
Property, plant, and equipment is stated at cost and depreciated over estimated useful lives. Machinery and equipment is depreciated using the double declining balance method at most of ATK's facilities, and using the straight-line method at other ATK facilities. Other depreciable property is depreciated using the straight-line method. Machinery and equipment are depreciated over 1 to 30 years and buildings and improvements are depreciated over 1 to 45 years. Depreciation expense was $94,072 in fiscal 2014, $94,903 in fiscal 2013, and $98,037 in fiscal 2012.
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
Property, plant, and equipment consists of the following:

	March 31
	2014	2013
Land	$40,159	$37,519
Buildings and improvements	335,030	314,877
Machinery and equipment	1,243,539	1,121,997
Property not yet in service	100,124	78,530
Gross property, plant, and equipment	1,718,852	1,552,923
Less accumulated depreciation	(1,021,301)	(950,603)
Net property, plant, and equipment	$697,551	$602,320

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Goodwill, Intangible Assets, and Deferred Charges and Other Non-Current Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Aerospace Group	Defense Group	Sporting Group	Total
Balance at April 1, 2012	$676,516	$366,947	$208,073	$1,251,536
Acquisitions	—	—	—	—
Balance at March 31, 2013	676,516	366,947	208,073	1,251,536
Acquisitions	—	—	665,201	665,201
Effect of foreign currency exchange rates	—	—	184	184
Balance at March 31, 2014	$676,516	$366,947	$873,458	$1,916,921

The acquisitions in the Sporting Group related to the preliminary purchase price allocation for Savage and Bushnell as previously discussed.
The goodwill recorded within Aerospace Group above is presented net of $108,500 of accumulated impairment losses.
Deferred charges and other non-current assets consist of the following:

	March 31
	2014	2013
Gross debt issuance costs	$28,356	$21,341
Less accumulated amortization	(4,084)	(8,489)
Net debt issuance costs	24,272	12,852
Parts inventory	10,921	10,886
Environmental remediation receivable	22,128	28,254
Derivative contracts	328	—
Other non-current assets	59,577	53,469
Total deferred charges and other non-current assets	$117,226	$105,461
Included in net intangible assets as of March 31, 2014 and March 31, 2013 is $204,298 and $38,998, respectively, of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite and amortizing assets as follows:

	March 31, 2014			March 31, 2013
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	$184,660	$(21,723)	$162,937	$66,060	$(13,531)	$52,529
Patented technology	33,389	(10,325)	23,064	17,400	(7,230)	10,170
Customer relationships and other	226,105	(38,554)	187,551	34,185	(25,928)	8,257
Total	$444,154	$(70,602)	$373,552	$117,645	$(46,689)	$70,956

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Goodwill and Deferred Charges and Other Non-Current Assets (Continued)

The gross amount of amortizable and non-amortizable intangible assets increased from March 31, 2013 due to the acquisitions of Savage and Bushnell. The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 13.0 years. Amortization expense related to these assets was $23,704 in fiscal 2014, $11,159 in fiscal 2013, and $10,848 in fiscal 2012. ATK expects amortization expense related to these assets to be as follows:

Fiscal 2015	$34,112
Fiscal 2016	32,712
Fiscal 2017	30,422
Fiscal 2018	30,422
Fiscal 2019	27,678
Thereafter	218,206
Total	$373,552

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
8. Other Accrued Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2014	2013
Employee benefits and insurance, including pension and other postretirement benefits	$65,858	$75,882
Warranty	19,080	19,669
Interest	8,341	1,887
Environmental remediation	8,550	6,847
Rebate	17,593	6,875
Deferred lease obligation	26,257	28,424
Derivative contracts	6,212	2,871
Federal excise tax	35,892	22,367
Other	135,049	97,199
Total other accrued liabilities—current	$322,832	$262,021
Environmental remediation	$44,938	$49,373
Management nonqualified deferred compensation plan	17,043	17,409
Non-current portion of accrued income tax liability	18,659	25,400
Deferred lease obligation	19,791	14,342
Other	24,513	19,934
Total other long-term liabilities	$124,944	$126,458
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

Balance at April 1, 2012	$24,221
Payments made	(5,712)
Warranties issued	3,387
Changes related to preexisting warranties	(2,227)
Balance at March 31, 2013	19,669
Payments made	(6,724)
Warranties issued	2,791
Warranties assumed in acquisition	3,629
Changes related to preexisting warranties	(285)
Balance at March 31, 2014	$19,080

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

	March 31, 2014	March 31, 2013
Senior Credit Facility dated November 1, 2013:
Term A Loan due 2018	$997,375	$—
Term B Loan due 2020	249,375	—
Revolving Credit Facility due 2018	—	—
Senior Credit Facility dated October 7, 2010:
Term A Loan due 2015	—	340,000
Term A Loan due 2017	—	195,000
Revolving Credit Facility due 2015	—	—
5.25% Senior Notes due 2021	300,000	—
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	199,440	199,453
Principal amount of long-term debt	2,096,190	1,084,453
Less: Unamortized discounts	3,212	10,576
Carrying amount of long-term debt	2,092,978	1,073,877
Less: current portion	249,228	50,000
Carrying amount of long-term debt, excluding current portion	$1,843,750	$1,023,877
Senior Credit Facility
On November 1, 2013, ATK entered into a Third Amended and Restated Credit Agreement (the "2013 Senior Credit Facility"), which replaced its 2010 Senior Credit Facility. The 2013 Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature in 2018, and a Term Loan B of $250,000, which matures in 2020. The Term A Loan is subject to quarterly principal payments of $12,625, the first of which was paid on March 31, 2014, with the remaining balance due on November 1, 2018. The Term B Loan is subject to quarterly principal payments of $625, the first of which was paid on March 31, 2014, with the remaining balance due on November 1, 2020. Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the 2013 Senior Credit Facility. Borrowings under the 2013 Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's current credit rating, the current base rate margin is 1.00% and the current Eurodollar margin is 2.00%. The weighted average interest rate for the Term A Loan, after taking into account the interest rate swaps discussed below, was 2.57% at March 31, 2014. ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on ATK's current rating, this current fee is 0.30%. As of March 31, 2014, ATK had no borrowings against its $700,000 Revolving Credit Facility and had outstanding letters of credit of $141,758, which reduced amounts available on the Revolving Credit Facility to $558,242. Debt issuance costs totaling approximately $19,000 are being amortized over the term of each related Term Loan.
The 2013 Senior Credit Facility replaced the Senior Credit Facility entered into in fiscal 2011, which was comprised of a Term A Loan of $400,000 and a $600,000 Revolving Credit Facility, both of which were to mature in 2015. During the third quarter of fiscal 2014, the Company refinanced this agreement as noted above. The transaction resulted in the write-off of the remaining $6,166 of unamortized debt issuance costs.
5.25% Notes
On November 1, 2013, ATK issued $300,000 aggregate principal amount of 5.25% Senior Notes (the "5.25% Notes") that mature on October 1, 2021. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. ATK has the right to redeem some or all of these notes from time to time on or after October 1, 2016, at specified redemption prices. Prior to October 1, 2016, ATK may redeem some or all of these notes at a price equal to 100% of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-Term Debt (Continued)

their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2016, ATK may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.25% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of approximately $3,000 related to these notes are being amortized to interest expense over the term of the notes.
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
3.00% Convertible Notes
In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that mature on August 15, 2024. Interest on these notes is payable on February 15 and August 15 of each year. Starting with the period beginning on August 20, 2014 and ending on February 14, 2015, and for each of the 6-month periods thereafter beginning on February 15, 2015, ATK will pay contingent interest of 0.30% of the average trading price of these notes if the average trading price of the notes is 120% or more of the principal amount during the five trading days ending on the third day immediately preceding the first day of the applicable interest period. The contingent interest feature is treated as an embedded derivative and the fair value of this feature was insignificant at March 31, 2014 and 2013.
ATK may redeem some or all of these notes in cash at any time on or after August 20, 2014. Holders of these notes may require ATK to repurchase in cash some or all of these notes on August 15, 2014 and August 15, 2019. Holders may also convert their 3.00% Convertible Notes into shares of ATK's common stock under the following circumstances: (1) when, during any fiscal quarter, the last reported sale price of ATK stock is greater than or equal to 130% of the conversion price, currently $99.22, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if ATK calls these notes for redemption; or (3) upon the occurrence of certain corporate transactions. These notes had an initial conversion rate of 12.5392 shares per $1 principal amount (a conversion price of $79.75). Pursuant to provisions in the indenture requiring adjustment of the conversion rate upon the payment of dividends, the conversion rate for these notes is now 13.1023, which correspondingly has changed the conversion price per share to $76.32. The stock price condition was first satisfied during fiscal 2008, so ATK wrote-off the unamortized debt issuance costs of approximately $3,200 at that time. The stock price condition was again met during fiscal 2009, and $547 of these notes were then converted. The stock price condition was again met during the quarters ended December 29, 2013 and March 31, 2014. Holders of $13 of these notes converted their notes in fiscal 2014. The notes continue to be convertible, at the option of the holder, through June 29, 2014, and will remain convertible so long as ATK’s stock price continues to meet the 130%-of-conversion-price condition, as described above. Because the notes are now convertible and also will be putable within the next year, the remaining principal amount of $199,440 as of March 31, 2014, is classified as short-term.
In fiscal 2005, ATK amended the indenture to require ATK to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in cash, common stock, or a combination of cash and common stock, at the sole election of ATK. If certain fundamental changes occur on or prior to August 15, 2014, ATK will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, ATK may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. The convertible shares had an impact on diluted shares outstanding for the year ended March 31, 2014 of 676,000 shares because ATK's average stock price exceeded the conversion price during those periods. These shares had no impact on diluted shares outstanding for fiscal 2013, or 2012 as the average stock price did not exceed the conversion price during those years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-Term Debt (Continued)

The following tables provide additional information about the 3.00% Convertible Notes:

	March 31, 2014	March 31, 2013
Carrying amount of the equity component	$56,849	$56,849
Principal amount of the liability component	$199,440	$199,453
Unamortized discount of liability component	$3,212	$10,576
Net carrying amount of liability component	$196,228	$188,877
Remaining amortization period of discount (months)	5	17
Effective interest rate on liability component	7.000%	7.000%
Based on ATK's closing stock price of $142.15 on March 31, 2014, the if-converted value of these notes exceeded the aggregate principal amount of the notes by $172,028.
Interest Rate Swaps
During fiscal 2014, ATK entered into five floating-to-fixed interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates. As of March 31, 2014, ATK had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(557)	0.87%	0.15%	August 2016
Non-amortizing swap	$100,000	$(670)	1.29%	0.15%	August 2017
Non-amortizing swap	$100,000	$(845)	1.69%	0.15%	August 2018
Non-amortizing swap	$50,000	$(158)	0.65%	0.15%	November 2016
Non-amortizing swap	$50,000	$169	1.10%	0.15%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
Rank and Guarantees
The 5.25% Notes rank senior in right of payment to the 3.00% Convertible Notes and the 6.875% Notes (the latter two of which rank equal with each other), and all of ATK's future senior subordinated indebtedness and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. The parent company has no independent assets or operations. As a result of the acquisition of Bushnell during the third quarter, ATK's non-guarantor subsidiaries become more than minor. See Note 16 for consolidating financial information of the guarantor and non-guarantor subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior or senior subordinated obligations, as applicable, of the applicable subsidiary guarantors. The guarantee by any Subsidiary Guarantor of ATK’s obligations in respect of the 5.25% Notes and the 6.875% Notes will be released in each of the following circumstances:

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

The guarantee by any Subsidiary Guarantor of the Company’s obligations in respect of the 3.00% Convertible Notes will be released if such Subsidiary Guarantor is released from its guarantee of the 5.25% Notes and the 6.875% Notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-Term Debt (Continued)

Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2015	$252,440
Fiscal 2016	53,000
Fiscal 2017	53,000
Fiscal 2018	53,000
Fiscal 2019	797,875
Thereafter	886,875
Total	$2,096,190
ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 52% and 42% as of March 31, 2014 and March 31, 2013, respectively.
Covenants and Default Provisions
ATK's Senior Credit Facility and the indentures governing the 5.25% Notes, the 6.875% Notes and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. ATK’s 5.25% Notes and its 6.875% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2014, this limit was approximately $879,033. The 2013 Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future share repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio, a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio. Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the 2013 Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2014, ATK was in compliance with the financial covenants.
Cash Paid for Interest on Debt
Cash paid for interest totaled $54,678 in fiscal 2014, $68,567 in fiscal 2013, and $58,717 in fiscal 2012. Cash received for interest totaled $252 in fiscal 2014, $538 in fiscal 2013, and $676 in fiscal 2012.
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
Pension Plans.    ATK has qualified noncontributory defined benefit pension plans that cover substantially all employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but substantially all do receive an employer contribution through a defined contribution plan, discussed below. On January 31, 2013, the Plans were amended for non-union employees to freeze the current pension formula benefits effective June 30, 2013 and to implement a new cash balance formula applicable to pay and service starting July 1, 2013. As a result of the Plans amendments the projected benefit obligation was reduced by $183,583. In addition, effective January 1, 2014, some union pension benefits were also frozen as of December 31, 2013 and a new cash balance formula applicable to pay and service starting January 1, 2014 was implemented. As a result of these plan amendments the projected benefit obligation was reduced by $12,615. The cash balance formula provides each affected employee with pay credits based on the sum of that employee's age plus years of pension service as of December 31 of each calendar year, plus 4% annual interest credits. Prior to the effective date of the amendment, the plans provide either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. ATK funds the plans in accordance with federal requirements calculated using appropriate actuarial methods. Depending on the plan they are covered by, employees generally vest after three or five years.
ATK also sponsors a nonqualified supplemental executive retirement plan which provides certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax qualified pension plans. The benefit obligation of these plans is included in the pension information below.
Other Postretirement Benefit Plans.    Generally, employees who terminated employment from ATK on or before January 1, 2004 and were at least age 50 or 55 with at least five or ten years of service, depending on the provisions of the pension plan they are eligible for, are entitled to a pre- and/or post-65 healthcare company subsidy and retiree life insurance coverage. Employees who terminated employment after January 1, 2004, but before January 1, 2006, are eligible only for a pre-65 company subsidy. The portion of the healthcare premium cost borne by ATK for such benefits is based on the pension plan the employees are eligible for, years of service, and age at termination.

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

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2014	2013	2014	2013
Obligations and Funded Status
Change in benefit obligation
Benefit obligation at beginning of year	$3,079,793	$3,040,424	$143,528	$154,555
Service cost	34,763	64,030	9	3
Interest cost	130,253	144,603	5,207	6,493
Plan Amendments	(12,615)	(183,583)	—	—
Actuarial loss (gain)	(55,958)	210,516	(8,953)	(4,649)
Benefits paid	(187,948)	(196,197)	(11,726)	(12,874)
Benefit obligation at end of year	$2,988,288	$3,079,793	$128,065	$143,528
Change in plan assets
Fair value of plan assets at beginning of year	$2,357,024	$2,154,458	$58,676	$56,084
Actual return on plan assets	211,788	210,544	2,513	4,913
Retiree contributions	—	—	5,306	5,820
Employer contributions	45,149	188,219	11,592	10,553
Benefits paid	(187,948)	(196,197)	(17,032)	(18,694)
Fair value of plan assets at end of year	2,426,013	2,357,024	61,055	58,676
Funded status	$(562,275)	$(722,769)	$(67,010)	$(84,852)

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2014	2013	2014	2013
Amounts Recognized in the Balance Sheet
Other accrued liabilities	$(4,500)	$(3,597)	$(4,236)	$(4,600)
Postretirement and postemployment benefits liabilities	—	—	(62,774)	(80,252)
Accrued pension liability	(557,775)	(719,172)	—	—
Net amount recognized	$(562,275)	$(722,769)	$(67,010)	$(84,852)
Accumulated other comprehensive loss (income) related to:
Unrecognized net actuarial losses	$1,291,756	$1,544,282	$16,903	$27,237
Unrecognized prior service benefits	(176,030)	(184,399)	(26,031)	(34,411)
Accumulated other comprehensive loss (income)	$1,115,726	$1,359,883	$(9,128)	$(7,174)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2015 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial losses	$119,257	$1,636
Amortization of prior service benefits	(22,490)	(8,377)
Total	$96,767	$(6,741)
The accumulated benefit obligation for all defined benefit pension plans was $2,985,605 as of March 31, 2014 and $3,045,140 as of March 31, 2013.

	March 31
	2014	2013
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$2,988,288	$3,079,793
Accumulated benefit obligation	2,985,605	3,045,140
Fair value of plan assets	2,426,013	2,357,024
The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended March 31			Years Ended March 31
	2014	2013	2012	2014	2013	2012
Service cost	$34,763	$64,030	$64,710	$9	$3	$76
Interest cost	130,253	144,603	149,284	5,207	6,493	7,814
Expected return on plan assets	(161,111)	(167,805)	(175,590)	(3,419)	(3,253)	(3,512)
Amortization of unrecognized net loss	145,891	124,600	95,934	2,288	2,654	2,972
Amortization of unrecognized prior service cost	(20,984)	(391)	(381)	(8,381)	(8,381)	(8,381)
Net periodic benefit cost before special termination benefits cost / curtailment	128,812	165,037	133,957	(4,296)	(2,484)	(1,031)
Special termination benefits cost / curtailment	—	2,915	—	—	—	—
Net periodic benefit cost	$128,812	$167,952	$133,957	$(4,296)	$(2,484)	$(1,031)
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

Assumptions

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted-Average Assumptions Used to Determine Benefit Obligations as of March 31
Discount rate	4.50%	4.35%	4.90%	3.95%	3.80%	4.40%
Rate of compensation increase:
Union	3.22%	3.23%	3.26%
Salaried	3.47%	3.49%	3.55%

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014		2013		2012
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended March 31
Discount rate	4.35%	4.90%	5.60%	3.80%		4.40%		5.00%
Expected long-term rate of return on plan assets	7.25%	7.50%	8.00%	5.00%	/	5.00%	/	6.00%	/
				6.25%		6.25%		7.00%
Rate of compensation increase:
Union	3.23%	3.26%	3.79%
Salaried	3.49%	3.55%	4.02%
In developing the expected long-term rate of return assumption, ATK considers input from its actuaries and other advisors, annualized returns of various major indices over a long-term time horizon, and ATK's own historical 5-year and 10-year compounded investment returns. The expected long-term rate of return of 7.25% used in fiscal 2014 for the plans was based on an asset allocation range of 20 - 45% in equity investments, 35 - 50% in fixed income investments, 5 - 10% in real estate/real asset investments, 10 - 25% collectively in hedge fund and private equity investments, and 0 - 6% in cash investments. The actual return in any fiscal year will likely differ from ATK's assumption, but ATK estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
In developing the expected long-term rate of return assumption for other PRB plans, ATK considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.
Assumed Health Care Cost Trend Rates used to Measure Expected Cost of Benefits

	2015	2014
Weighted average health care cost trend rate	6.10%	7.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2027	2022

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

Since fiscal 2006, health care cost trend rates have been set specifically for each benefit plan and design. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$270	$(240)
Effect on postretirement benefit obligation	6,816	(6,068)
Plan Assets
Pension.    ATK's pension plan weighted-average asset allocations at March 31, 2014 and 2013, and the target allocations for fiscal 2015, by asset category are as follows:

	Target Range	Actual as of March 31
	2015	2014	2013
Asset Category
Domestic equity	10 - 25%	19.4%	25.0%
International equity	10 - 20%	17.1%	14.7%
Fixed income	35 - 50%	38.7%	37.8%
Real assets	5 - 10%	5.0%	7.2%
Hedge funds/private equity	10 - 25%	18.8%	12.8%
Other investments/cash	0 - 6%	0.9%	2.5%
Total	100%	100%	100%
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
During fiscal 2014, ATK continued implementation of the investment strategy recommended by the asset-liability study conducted during fiscal 2013. The results of the asset-liability study reinforced the emphasis on managing the volatility of pension assets relative to pension liabilities while still achieving a competitive investment return, achieving diversification between and within various asset classes, and managing other risks. In order to manage the volatility between the value of pension assets and liabilities, ATK has maintained an allocation to long-duration fixed income investments. ATK regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Target allocation ranges are guidelines, not limitations, and occasionally due to market conditions and other factors actual asset allocation may vary above or below a target.

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
Fair Value—The following table presents the pension plan investments using the fair value hierarchy discussed in Note 2 as of March 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$4,062	$—	$4,062
U.S. Government securities	185,499	21,021	—	206,520
Corporate debt	—	346,803	199	347,002
Common stock	109,173	—	—	109,173
Partnership/joint venture interest	—	—	689,073	689,073
Other investments	(9)	2,556	—	2,547
Common/collective trusts	—	829,714	—	829,714
Registered investment companies	63,945	130,819	—	194,764
Value of funds in insurance company accounts	—	42,027	1,131	43,158
Total	$358,608	$1,377,002	$690,403	$2,426,013

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

The following table presents the pension plan investments using the fair value hierarchy discussed in Note 2 as of March 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$36,100	$—	$36,100
U.S. Government securities	283,682	22,281	—	305,963
Corporate debt	—	284,321	—	284,321
Common stock	506,332	—	—	506,332
Partnership/joint venture interest	245	—	578,158	578,403
Other investments	1,062	1,484	—	2,546
Common/collective trusts	—	518,551	—	518,551
Registered investment companies	79,151	—	—	79,151
Value of funds in insurance company accounts		44,452	1,205	45,657
Total	$870,472	$907,189	$579,363	$2,357,024
The following table presents a reconciliation of Level 3 assets held during the year ended March 31, 2014:

	Common Stock	Corporate Debt	Insurance Contracts	Partnerships/ Joint Ventures
Balance at April 1, 2013	$—	$—	$1,205	$578,158
Realized (losses) gains	2	—	4	34,321
Net unrealized (losses) gains	—	—	(8)	25,561
Net purchases, issuances, and settlements	(2)	199	(70)	51,033
Net transfers into (out of) Level 3	—	—	—	—
Balance at March 31, 2014	$—	$199	$1,131	$689,073
The following table presents a reconciliation of Level 3 assets held during the year ended March 31, 2013:

	Common Stock	Corporate Debt	Insurance Contracts	Partnerships/ Joint Ventures
Balance at April 1, 2012	$—	$—	$1,278	$526,762
Realized (losses) gains	—	—	5	10,229
Net unrealized (losses) gains	—	—	1	33,985
Net purchases, issuances, and settlements	—	—	(79)	7,182
Net transfers into (out of) Level 3	—	—	—	—
Balance at March 31, 2013	$—	$—	$1,205	$578,158
There was no direct ownership of ATK common stock included in plan assets as of any of the periods presented.
Other Postretirement Benefits.    ATK's other PRB obligations were 47.7% and 40.9% pre-funded as of March 31, 2014 and 2013, respectively.
Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 42% and 39.9% of the assets were held in the 401(h) account as of March 31, 2014 and 2013, respectively. The remaining assets are in fixed income investments. ATK's investment objective for the other PRB plan assets is the preservation and safety of capital.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

Contributions
During fiscal 2014, ATK contributed $40,000 directly to the pension trust and $5,149 directly to retirees under its supplemental (nonqualified) executive retirement plan. ATK also contributed $11,592 to its other PRB plans. ATK made a qualified pension plan trust contribution of $3,000 in April 2014 (fiscal 2015) and is required to make additional contributions of $77,400 to meet its legally required minimum contributions for fiscal 2015. ATK also expects to distribute approximately $4,500 directly to retirees under its supplemental executive retirement plans, and contribute approximately $10,806 to its other postretirement benefit plans in fiscal 2015.
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

	Pension Benefits	Other Postretirement Benefits
2015	$183,700	$12,532
2016	177,900	12,082
2017	184,300	11,772
2018	188,000	11,438
2019	193,600	11,035
2020 through 2024	1,045,900	47,812
Termination
In the event ATK terminates any of the plans under conditions in which the plan's assets exceed that plan's obligations, U.S. Government regulations require that a fair allocation of any of the plan's assets based on plan contributions that were reimbursed under U.S. Government contracts will be returned to the U.S. Government.
Defined Contribution Plan
ATK also sponsors a defined contribution plan. Participation in this plan is available to substantially all U.S. employees. The defined contribution plan is a 401(k) plan, with an employee stock ownership ("ESOP") feature, to which employees may contribute up to 50% of their pay (highly compensated employees are subject to limitations). Employee contributions are invested, at the employees' direction, among a variety of investment alternatives including an ATK common stock fund. Participants may transfer amounts into and out of the investment alternatives at any time, except for the ATK common stock fund. Any dividends declared on ATK common stock can be either reinvested within the ATK common stock fund or provided as a cash payment. Effective January 1, 2013 employees no longer had the option to invest in the ATK common stock fund, other than for the reinvestment of dividends paid on ATK common stock in participants' accounts. Balances in the fund prior to January 1, 2013 remain in the fund unless distributed or transferred. Effective January 1, 2004, the ATK matching contribution and non-elective contribution to this plan depends on a participant's years of service, pension plan participation, and certain other factors. Participants receive:

•	a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 2% of the participant's contributed pay, or

•	a matching contribution of 50% of the first 6% of the participant's contributed pay or,

•
a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 3% of the participant's contributed pay (subject to one-year vesting) and a non-elective contribution based on recognized compensation, age and service (subject to three-year vesting), or

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

•
an automatic enrollment of a 6% pre-tax contribution rate (of which the participant can either change or opt out) along with a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 3% of the participant's contributed pay (subject to one-year vesting) and a non-elective contribution based on recognized compensation, age and service (subject to three-year vesting), or

•	a non-elective contribution based on the recognized compensation, age, and service (subject to three-year vesting), or

•	no matching contribution.
ATK's contributions to the plan were $48,379 in fiscal 2014, $37,377 in fiscal 2013, and $35,993 in fiscal 2012.
As of March 31, 2014, ATK had approximately 16,000 U.S. employees eligible under the plan. ATK has union-represented employees at six locations, comprising less than 20% of its total workforce. One location has two separate bargaining units, each with its own collective bargaining agreement (“CBA”). One location is currently negotiating its initial CBA with the Company.  The other CBA's expire in fiscal 2015, 2016, and 2018.
11. Income Taxes
Income before income taxes and noncontrolling interest is as follows:

	Years Ended March 31
	2014	2013	2012
Current:
US	$509,849	$392,094	$403,204
Non-US	665	390	3,762
Income before income taxes and noncontrolling interest	$510,514	$392,484	$406,966
ATK's income tax provision consists of:

	Years Ended March 31
	2014	2013	2012
Current:
Federal	$147,540	$128,822	$128,651
State	6,507	7,688	7,176
Non-US	2,845	324	414
Deferred:
Federal	9,047	(16,009)	7,315
State	3,489	(582)	206
Income tax provision	$169,428	$120,243	$143,762

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Income Taxes (Continued)

The items responsible for the differences between the federal statutory rate and ATK's effective rate are as follows:

	Years Ended March 31
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	2.6%	2.6%	2.6%
Domestic manufacturing deduction	(3.0)%	(2.9)%	(2.6)%
Estimated nondeductible portion of litigation	—%	—%	1.3%
Research and development credit	(0.8)%	(0.7)%	(0.5)%
Change in prior year contingent tax liabilities	(1.9)%	(3.0)%	(0.2)%
Impact of non-US operations	0.4%	—%	(0.3)%
Other	0.7%	(0.6)%	(0.2)%
Change in valuation allowance	0.2%	0.2%	0.2%
Income tax provision	33.2%	30.6%	35.3%
Deferred Income Taxes—Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated financial statements of financial position as current or noncurrent assets or liabilities based upon the classification of the related assets and liabilities or, if there is no corresponding balance on the balance sheet, the expected period for reversal. As of March 31, 2014 and 2013 the components of deferred tax assets and liabilities were as follows:

	Years Ended March 31
	2014	2013
Deferred tax assets	$729,219	$805,736
Deferred tax liabilities	(739,529)	(599,921)
Valuation allowance	(13,589)	(4,242)
Net deferred tax (liabilities) assets	$(23,899)	$201,573
As of March 31, 2014 and 2013, the deferred tax assets and liabilities resulted from temporary differences related to the following:

Other comprehensive income provision	$426,448	$523,288
Other	51,335	37,983
Other reserves	42,987	37,701
Accruals for employee benefits	35,555	36,585
Post retirement benefit obligations	32,945	41,079
Inventory	30,773	15,097
Contract method of revenue recognition	23,659	22,772
Intangible assets	(250,592)	(78,653)
Pension	(241,011)	(261,057)
Property, plant, equipment	(94,922)	(101,277)
Debt-related	(67,487)	(67,703)
Valuation allowance	(13,589)	(4,242)
Net deferred income tax (liabilities) assets	$(23,899)	$201,573

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Income Taxes (Continued)

ATK believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. ATK's recorded valuation allowance of $13,589 at March 31, 2014 relates to certain capital loss, tax credits and net operating losses that are not expected to be realized before their expiration. The valuation allowance increased during fiscal 2014 due to the acquisitions that occurred during 2014 and generation of certain net operating losses and capital losses partially offset by carryover expirations.
Included in the net deferred tax liability are net operating loss and credit carryovers, $25,271 of which expires in years ending from March 31, 2014 through March 31, 2035 and $623 that may be carried over indefinitely.
ATK has provided for U.S. deferred income taxes in the amount of $8,257 on undistributed earnings not considered permanently reinvested. Additionally the company has undistributed earnings generated from some foreign subsidiaries where no deferred tax liability has been recorded as the company intends to permanently reinvest these earnings. Should these earnings be distributed, these amounts would be subject to US federal income tax at the statutory rate less the available foreign tax credits, if any and potentially subject to withholding taxes in the various jurisdictions.
Income taxes paid, net of refunds, totaled $136,295 in fiscal 2014, $162,673 in fiscal 2013, and $116,028 in fiscal 2012.
Unrecognized Tax Benefits—Unrecognized tax benefits consist of the carrying value of ATK's recorded uncertain tax positions as well as the potential tax benefits that could result from other tax positions that have not been recognized in the financial statements under current authoritative guidance. At March 31, 2014, and 2013, unrecognized tax benefits that have not been recognized in the financial statements amounted to $35,138 and $27,760, respectively, of which $29,046 and $21,150, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,799 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,367.
ATK has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012
Unrecognized Tax Benefits—beginning of period	$25,657	$34,715	$29,532
Gross increases—tax positions in prior periods	15,412	158	702
Gross decreases—tax positions in prior periods	(13,172)	(13,116)	(1,618)
Gross increases—current-period tax positions	4,573	5,376	6,493
Settlements	—	(1,298)	—
Lapse of statute of limitations	(153)	(178)	(394)
Unrecognized Tax Benefits—end of period	$32,317	$25,657	$34,715
ATK reports income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2014 and 2013, $1,454 and $1,182 of income tax-related interest and $1,367 and $921 of penalties were included in accrued income taxes, respectively.
The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. ATK is currently analyzing the impact of these new regulations. We do not believe they will have a material impact on our financial statements.
ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions and recent acquisitions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2007. The IRS has completed the audits of ATK through fiscal 2010 and is currently auditing ATK's tax returns for fiscal years 2011 and 2012. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Commitments

ATK leases land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $79,501 in fiscal 2014, $79,093 in fiscal 2013, and $82,494 in fiscal 2012.
The following table summarizes the operating lease payments expected to be paid in each of the following fiscal years:

Fiscal 2015	$81,437
Fiscal 2016	75,166
Fiscal 2017	54,517
Fiscal 2018	48,820
Fiscal 2019	43,165
Thereafter	354,890
Total	$657,995
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
Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At March 31, 2014 and 2013, based on progress to date on certain contracts, there is approximately $35,113 and $27,797 included in unbilled receivables for contract claims.
Environmental Liabilities.    ATK's operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.5% and 0.8% as of March 31, 2014 and 2013, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2014		March 31, 2013
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(58,194)	$28,540	$(58,965)	$34,190
Unamortized discount	4,706	(2,152)	2,745	(1,446)
Present value amounts (payable) receivable	$(53,488)	$26,388	$(56,220)	$32,744
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. Of the $53,488 discounted liability as of March 31, 2014, $8,550 was recorded within other current liabilities and $44,938 was recorded within other long-term liabilities. Of the $26,388 discounted receivable, ATK recorded $4,260 within other current assets and $22,128 within other non-current assets. As of March 31, 2014, the estimated discounted range of reasonably possible costs of environmental remediation was $53,488 to $78,062.
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

•
ATK generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. ("Alcoa") in fiscal 2002. ATK expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts. In accordance with its agreement with Alcoa, ATK notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, ATK is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $14,000, ATK and Alcoa have agreed to split evenly any amounts between $14,000 and $34,000, and ATK is responsible for any payments in excess of $34,000. At this time, ATK believes that costs not recovered through U.S. Government contracts will be immaterial.

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
In December 2001, ATK received notice from the State of Utah of a potential claim against ATK under Section 107(f) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State's rights under CERCLA, also expressly acknowledged the State's willingness to allow ATK to go forward with its currently-planned monitoring and remediation program. The State's preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules' manufacturing operations at the site. ATK has had discussions with the State regarding this claim and entered into a tolling agreement with the State in fiscal 2002 (the “Bacchus Tolling Agreement”). In fiscal 2003, ATK entered into a similar tolling agreement with the State regarding the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol (the “Promontory Tolling Agreement”). These agreements allow ATK time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. The Bacchus Tolling Agreement expires in January 2016 and the Promontory Tolling Agreement has been extended to September 2017. Although ATK has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to ATK with respect to the affected areas, ATK cannot yet predict if or when a suit may be filed against it, nor can ATK determine any additional costs that may be incurred in connection with this matter.
At March 31, 2014, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
13. Contingencies (Continued)

Fiscal 2015	$4,290
Fiscal 2016	3,385
Fiscal 2017	299
Fiscal 2018	2,326
Fiscal 2019	1,964
Thereafter	17,390
Total	$29,654
There were no material insurance recoveries related to environmental remediation during any of the periods presented.
14. Stockholders' Equity
ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
ATK sponsors three stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, and the 2005 Stock Incentive Plan. As of March 31, 2014, ATK has authorized up to 3,982,360 common shares under the 2005 Stock Incentive Plan, of which 911,300 common shares are available to be granted. No new grants will be made out of the other three plans.
There are four types of awards outstanding under ATK's stock incentive plans: performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards and TSR awards, grant of restricted stock, or exercise of stock options.
As of March 31, 2014, there were up to 280,230 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares,

•
54,489 shares were earned during fiscal 2014 upon achievement of certain financial performance goals, including EPS, for the fiscal 2012 through fiscal 2014 period and were distributed or deferred in May 2014. As other financial performance goals were not met, 165,951 shares were forfeited during fiscal 2014.

•
up to 102,848 shares will become payable only upon achievement of certain financial performance goals, including sales growth, and return on invested capital for the fiscal 2013 through fiscal 2015 period;

•	up to 94,926 shares will become payable only upon achievement of certain performance goals, including sales growth and return on invested capital, for the fiscal 2014 through fiscal 2016 period; and

•	up to 82,456 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2015 through fiscal 2017 period.
No shares were distributed or deferred based upon achievement of certain financial performance goals, for the fiscal 2010 through fiscal 2012 period.
There were 27,862 TSR awards granted during fiscal 2014 and no TSR awards granted during fiscal 2013.The weighted average fair value of TSR awards granted was $85.92 and $38.14 and during fiscal 2014 and 2012, respectively. ATK used an integrated Monte Carlo simulation model to determine the fair value of these awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. The weighted average assumptions used in estimating the value of the TSR award were as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

	Fiscal 2014	Fiscal 2012
Risk-free rate	0.81%	1.22%
Expected volatility	26.64%	27.90%
Expected dividend yield	0.96%	1.17%
Expected award life	3	3
Of the shares reserved for TSR awards for key employees, 42,022 shares were earned during fiscal 2014 as the market conditions stipulated for the fiscal 2012 through 2014 period were satisfied. The remaining 3,958 TSR awards were forfeited during fiscal 2014.
Restricted stock granted to non-employee directors and certain key employees totaled 127,425 shares in fiscal 2014, 102,216 shares in fiscal 2013 and 215,559 shares in fiscal 2012. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of ATK's common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms.
The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The weighted average fair value of options granted was $35.34, $14.36, and $12.90 during fiscal 2014, 2013, and 2012, respectively. The following weighted average assumptions were used for grants:

	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012
Risk-free rate	1.86%-2.07%	1.02%-1.22%	0.82%
Expected volatility	25.95%-26.71%	25.87%	25.03%
Expected dividend yield	1.27%-1.58%	1.49%-1.90%	1.27%
Expected option life	7 years	7 years	7 years
Total pre-tax stock-based compensation expense of $12,701, $12,025, and $6,724 was recognized during fiscal 2014, 2013, and 2012, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $4,874, $4,661, and $2,604 during fiscal 2014, 2013, and 2012, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

A summary of ATK's stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (per option)
Outstanding at March 31, 2011	606,922	$62.85
Granted	135,661	56.79
Exercised	(107,944)	52.88
Forfeited/expired	(216,517)	65.64
Outstanding at March 31, 2012	418,122	62.02	2.7	$—
Granted	114,628	65.32
Exercised	(93,617)	58.34
Forfeited/expired	(176,885)	66.55
Outstanding at March 31, 2013	262,248	61.72	2.7	—
Granted	47,490	130.86
Exercised	(13,173)	55.32
Forfeited/expired	(26,160)	62.34
Outstanding at March 31, 2014	270,405	$74.11	8.3	$68.04
Options exercisable at:
March 31, 2014	114,083	$61.63	8.0	$80.52
March 31, 2013	70,145	$61.28	5.2	$13.98
March 31, 2012	282,461	$64.53	0.7	$—
The total intrinsic value of options exercised was $295, $505, and $1,278 during fiscal 2014, 2013, and 2012, respectively. Total cash received from options exercised was $729, $5,462, and $5,709 during fiscal 2014, 2013, and 2012, respectively.
A summary of ATK's performance share award, TSR award, and restricted stock award activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2011	854,524	$78.85
Granted	347,287	60.63
Canceled/forfeited	(161,307)	61.79
Vested	(64,263)	69.51
Nonvested at March 31, 2012	976,241	67.08
Granted	213,536	63.17
Canceled/forfeited	(287,326)	69.44
Vested	(144,009)	68.59
Nonvested at March 31, 2013	758,442	65.42
Granted	240,663	114.65
Canceled/forfeited	(214,083)	68.65
Vested	(193,986)	66.60
Nonvested at March 31, 2014	591,036	$83.91
As of March 31, 2014, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $43,270 and is expected to be realized over a weighted average period of 2.1 years.
Share Repurchases
In fiscal 2012, ATK repurchased 742,000 shares for $49,991 under a previously authorized share repurchase program.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

On January 31, 2012, ATK's Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program authorized in 2008. During fiscal 2014 and 2013, ATK repurchased 609,922 shares for $52,130, and 1,003,938 shares for $58,371, respectively. In accordance with the Transaction Agreement entered into on April 28, 2014, ATK will not repurchase any outstanding shares prior to the closing of the transaction.
15. Realignment Obligations
In February 2012, ATK announced that it would begin operating in a three-group structure in fiscal 2013. In conjunction with this realignment, ATK incurred realignment charges in the fourth quarter of fiscal 2012. During the year ended March 31, 2014 ATK incurred realignment expenses of approximately $9,700 associated with restructuring and facility rationalization costs in tactical military accessories within the Sporting Group. The charges related primarily to termination benefits offered to employees, asset impairment charges, and costs associated with the closure of certain facilities. ATK had no realignment liability as of March 31, 2014 and March 31, 2013. The following table summarizes ATK's realignment liability activity during fiscal 2013 related to the termination benefits and facility closure and other costs:

	Termination Benefits	Asset Impairment	Facility Closure and Other Costs	Total
Balance at April 1, 2012	$7,148	$—	$25	$7,173
Expense	—	—	—	—
Cash paid	(6,294)	—	(25)	(6,319)
Non-cash settlements	(854)	—	—	(854)
Balance at March 31, 2013	$—	$—	$—	$—
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
16. Condensed Consolidating Financial Statements
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Condensed Consolidating Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended March 31, 2014
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Sales	$—	$4,652,506	$162,754	$(40,132)	$4,775,128
Cost of sales	—	3,548,338	127,280	(40,132)	3,635,486
Gross profit	—	1,104,168	35,474	—	1,139,642
Operating expenses:
Research and development	—	59,800	2,720	—	62,520
Selling	—	187,726	16,250	—	203,976
General and administrative	12,701	258,131	12,008	—	282,840
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest	(12,701)	598,511	4,496	—	590,306
Equity in income/(loss) of subsidiaries	397,892	(2,641)	—	(395,251)	—
Interest expense	(79,918)	—	(1,833)	1,707	(80,044)
Interest income	—	1,547	412	(1,707)	252
Income before income taxes and noncontrolling interest	305,273	597,417	3,075	(395,251)	510,514
Income tax provision	(35,642)	201,520	3,550	—	169,428
Net income	340,915	395,897	(475)	(395,251)	341,086
Less net income attributable to noncontrolling interest	—	—	171	—	171
Net income attributable to Alliant Techsystems Inc.	$340,915	$395,897	$(646)	$(395,251)	$340,915

Other comprehensive income (loss), net of tax:
Net income	$340,915	$395,897	$(475)	$(395,251)	$341,086
Total other comprehensive income	$147,495	$149,000	$(1,505)	$(147,495)	$147,495

Comprehensive income	488,410	544,897	(1,980)	(542,746)	488,581
Less comprehensive income attributable to noncontrolling interest	—	—	171	—	171
Comprehensive income attributable to Alliant Techsystems Inc.	$488,410	$544,897	$(2,151)	$(542,746)	$488,410

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Condensed Consolidating Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014
(Amounts in thousands except share data)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$220,056	$46,576	$—	$266,632
Net receivables	—	1,418,583	55,237		1,473,820
Due from affiliates	—	4,876	—	(4,876)	—
Net inventories	—	499,046	59,204		558,250
Income tax receivable	—	—	—	—	—
Deferred income tax assets	—	88,543	5,073		93,616
Other current assets	—	57,324	11,956		69,280
Total current assets	—	2,288,428	178,046	(4,876)	2,461,598
Net property, plant, and equipment	—	684,424	13,127		697,551
Investment in subsidiaries	5,921,889	203,738	—	(6,125,627)	—
Goodwill	—	1,783,737	133,184		1,916,921
Net intangible assets	—	527,565	50,285		577,850
Long-term due from affiliates	—	1,997,307	—	(1,997,307)	—
Deferred charges and other non-current assets	24,600	92,475	151		117,226
Total assets	$5,946,489	$7,577,674	$374,793	$(8,127,810)	$5,771,146
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$249,228	$—	$—	$—	$249,228
Accounts payable	—	300,132	15,473	—	315,605
Due to affiliates	—	—	4,876	(4,876)	—
Contract advances and allowances	—	105,592	195	—	105,787
Accrued compensation	—	125,908	2,913	—	128,821
Accrued income taxes	—	6,254	1,623	—	7,877
Other accrued liabilities	14,553	269,809	38,470	—	322,832
Total current liabilities	263,781	807,695	63,550	(4,876)	1,130,150
Long-term debt	1,843,750	—	—	—	1,843,750
Noncurrent deferred income tax liabilities	—	103,149	14,366	—	117,515
Postretirement and postemployment benefits liabilities	—	74,874	—	—	74,874
Accrued pension liability	—	557,775	—	—	557,775
Long-term due to affiliates	1,925,136	—	72,168	(1,997,304)	—
Other long-term liabilities	2,247	122,153	544		124,944
Total liabilities	4,034,914	1,665,646	150,628	(2,002,180)	3,849,008
Equity
Stockholders’ equity attributable to ATK and subsidiaries	1,911,575	5,912,028	213,602	(6,125,630)	1,911,575
Noncontrolling interest	—	—	10,563	—	10,563
Total equity	1,911,575	5,912,028	224,165	(6,125,630)	1,922,138
Total liabilities and equity	$5,946,489	$7,577,674	$374,793	$(8,127,810)	$5,771,146

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Condensed Consolidating Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31, 2014
(Amounts in thousands)	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Operating Activities
Cash provided by (used for) operating activities	$(13,545)	$391,347	$15,218	$(5,000)	$388,020
Investing Activities
Capital expenditures	—	(142,274)	(3,690)	—	(145,964)
Acquisitions of business, net of cash acquired	(1,344,118)	37,005	5,426	—	(1,301,687)
Due to (from) Affiliates	—	(454,409)	—	454,409	—
Proceeds from the disposition of property, plant, and equipment	—	5,662	—	—	5,662
Cash provided by (used for) investing activities	(1,344,118)	(554,016)	1,736	454,409	(1,441,989)
Financing Activities
Due to (from) Affiliates	454,409	—	—	(454,409)	—
Borrowings on line of credit	280,000	—	—	—	280,000
Repayments of line of credit	(280,000)	—	—	—	(280,000)
Payments made on bank debt	(38,263)	—	—	—	(38,263)
Payments made to extinguish debt	(510,000)	—	—	—	(510,000)
Proceeds from issuance of long-term debt	1,560,000	—	—	—	1,560,000
Payments made for debt issue costs	(21,641)	—	—	—	(21,641)
Purchase of treasury shares	(53,270)	—	—	—	(53,270)
Dividends paid	(35,134)	—	(5,000)	5,000	(35,134)
Proceeds from employee stock compensation plans	729	—	—	—	729
Excess tax benefits from share-based plans	833	—	—	—	833
Cash provided by (used for) financing activities	1,357,663	—	(5,000)	(449,409)	903,254
Effect of foreign currency exchange rate fluctuations on cash	—	—	58	—	58
Increase (decrease) in cash and cash equivalents	—	(162,669)	12,012	—	(150,657)
Cash and cash equivalents at beginning of period	—	382,725	34,564	—	417,289
Cash and cash equivalents at end of period	$—	$220,056	$46,576	$—	$266,632

17. Operating Segment Information
ATK operates its business structure within three operating groups. These operating segments (“groups”) are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the company for long-term growth and improved profitability. Each group is described below:

•
Aerospace Group, which generated 26% of ATK’s external sales in fiscal 2014, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 35% of ATK’s external sales in fiscal 2014, develops and produces military small, medium, and large caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
17. Operating Segment Information (Continued)

•
Sporting Group, which generated 39% of ATK’s external sales in fiscal 2014, develops and produces ammunition, accessories, rifles and shotguns for the hunting, shooting, law enforcement, outdoor and sporting markets.

ATK derives the majority of its sales from contracts with, and prime contractors to, the U.S. Government. ATK's U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government Sales	Percent of sales
2014	$2,524,742	53%
2013	2,931,893	67%
2012	2,922,202	65%
No single contract contributed more than 10% of ATK's sales in fiscal 2014. The military small-caliber ammunition contract, which is reported within Defense Group, contributed approximately 14%, and 15% of total fiscal 2013 and 2012 sales, respectively. No other single contract contributed more than 10% of ATK's sales in fiscal 2013, or 2012.
No single commercial customer accounted for 10% or more of ATK's total sales during fiscal 2014, 2013, or 2012.
ATK's foreign sales to customers were $591,463 in fiscal 2014, $437,681 in fiscal 2013, and $702,981 in fiscal 2012. During fiscal 2014, approximately 30% of these sales were in Aerospace Group, 29% were in Defense Group, and 41% were in Sporting Group. Sales to no individual country outside the United States accounted for more than 4% of ATK's sales in fiscal 2014. Substantially all of ATK's assets are held in the United States.
The following summarizes ATK's results by segment:

	Year ended March 31, 2014
	Aerospace Group	Defense Group	Sporting Group	Corporate	Total
Sales:
External customers	$1,257,530	$1,667,707	$1,849,891	$—	$4,775,128
Intercompany	19,922	283,077	12,442	(315,441)	—
Total	1,277,452	1,950,784	1,862,333	(315,441)	4,775,128
Capital expenditures	61,366	42,061	40,288	2,249	145,964
Depreciation	42,663	20,110	24,880	6,419	94,072
Amortization of intangible assets	1,248	1,864	20,592	—	23,704
Income before interest, loss on extinguishment of debt, income taxes and noncontrolling interest	141,692	210,669	270,523	(32,578)	590,306
Total assets	$1,646,563	$1,209,150	$2,382,617	$532,816	$5,771,146

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
17. Operating Segment Information (Continued)

	Year ended March 31, 2013
	Aerospace Group	Defense Group	Sporting Group	Corporate	Total
Sales:
External customers	$1,248,446	$1,957,650	$1,156,049	$—	$4,362,145
Intercompany	19,273	152,021	27,207	(198,501)	—
Total	1,267,719	2,109,671	1,183,256	(198,501)	4,362,145
Capital expenditures	42,758	25,518	23,395	5,218	96,889
Depreciation	41,375	30,055	17,298	6,175	94,903
Amortization of intangible assets	1,466	1,864	7,829	—	11,159
Income before interest, loss on extinguishment of debt, income taxes and noncontrolling interest	144,392	270,498	118,325	(63,572)	469,643
Total assets	$1,580,775	$1,122,416	$803,493	$876,326	$4,383,010

	Year ended March 31, 2012
	Aerospace Group	Defense Group	Sporting Group	Corporate	Total
Sales:
External customers	$1,347,802	$2,262,777	$1,002,820	$—	$4,613,399
Intercompany	16,432	131,454	21,029	(168,915)	—
Total	1,364,234	2,394,231	1,023,849	(168,915)	4,613,399
Capital expenditures	74,194	18,911	21,742	7,445	122,292
Depreciation	46,061	31,741	16,741	3,494	98,037
Amortization of intangible assets	1,142	1,864	7,842	—	10,848
Income before interest, loss on extinguishment of debt, income taxes and noncontrolling interest	143,817	319,428	91,234	(58,893)	495,586
Total assets	$1,539,899	$1,193,503	$750,622	$1,057,722	$4,541,746
During fiscal 2014, ATK recorded sales and EBIT of $27,400 in the fourth quarter for a pension segment close out associated with the Radford facility contract which ended in fiscal 2013.
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
Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense. The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
17. Operating Segment Information (Continued)

expenses such as corporate accounting, legal, and treasury costs, are allocated out to the business segments. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate" and were $29,788, $20,229, and $18,437 for fiscal 2014, 2013, and 2012, respectively.
18. Quarterly Financial Data (unaudited)
Quarterly financial data is summarized as follows:

	Fiscal 2014 Quarter Ended
	June 30	September 29	December 29	March 31
Sales	$1,078,743	$1,142,381	$1,208,404	$1,345,600
Gross profit	242,012	267,426	289,170	341,034
Net income attributable to Alliant Techsystems Inc.	72,038	92,591	80,286	96,000
Alliant Techsystems Inc.'s earnings per common share:
Basic earnings per share	2.26	2.92	2.55	3.04
Diluted earnings per share	2.24	2.86	2.46	2.90
Cash dividends per share:
Declared	0.26	0.26	0.32	0.32
Paid	0.26	0.26	0.26	0.32

	Fiscal 2013 Quarter Ended
	July 1	September 30	December 30	March 31
Sales	$1,082,301	$1,069,787	$1,056,182	$1,153,875
Gross profit	249,622	228,268	219,627	243,352
Net income attributable to Alliant Techsystems Inc.	70,829	65,063	63,175	72,738
Alliant Techsystems Inc.'s earnings per common share:
Basic earnings per share	2.17	2.01	1.95	2.25
Diluted earnings per share	2.16	2.00	1.93	2.23
Cash dividends per share:
Declared	0.20	0.26	0.26	0.26
Paid	0.20	0.20	0.26	0.26
The sum of the per share amounts for the quarters may not equal the total for the year due to the application of the treasury stock method.
During the first quarter of fiscal 2014, the Company acquired Savage for $315,000.
During the third quarter of fiscal 2014, the Company acquired Bushnell for $989,066. In addition ATK entered into the 2013 Senior Credit Facility, which replaced its 2010 Senior Credit Facility and issued the 5.25% Notes for a total of $1,560,000.
During the fourth quarter of fiscal 2014, ATK recorded sales and EBIT of $27,400 for a pension segment close out associated with the Radford facility contract which ended in fiscal 2013.
During the first quarter of fiscal 2013, Defense Group recorded gain on the sale of residual assets with the loss of the Radford contract.
During the second quarter of fiscal 2013, the Company redeemed its “6.75% Notes” for $409,000 including a premium of $9,000, plus accrued interest. The transaction resulted in the write-off of the remaining $2,773 of deferred debt issuance costs. ATK also settled the examination of the fiscal 2009 and 2010 tax returns with the Internal Revenue Service (“IRS”). This

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
18. Quarterly Financial Data (Unaudited) (Continued)

settlement resulted in the recognition of $11,123 of tax benefits in the second quarter of fiscal 2013. This benefit includes the federal and state impact from the closure of the federal audit as well as a reduction to the reserves for subsequent years.
During the fourth quarter of fiscal 2013, Aerospace Group recognized a gain of $4,206 related to the sale of a non-essential parcel of land.

19. Subsequent Events

On April 28, 2014, we entered into a Transaction Agreement (the “Transaction Agreement”) with Vista SpinCo Inc., a Delaware corporation and a wholly owned subsidiary of ATK (“Sporting”), Vista Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of ATK, and Orbital Sciences Corporation, a Delaware corporation (“Orbital”), providing for the spin-off of our Sporting Group business to our stockholders (the “Distribution”), which will be immediately followed by the merger of Vista Merger Sub Inc. with and into Orbital (the “Merger” and together with the Distribution, the “Transaction”), with Orbital surviving the Merger as a wholly owned subsidiary of ATK. This transaction is subject to stockholder approval prior to closing.

On April 28, 2014, Sporting Group, ATK and certain financial institutions executed a commitment letter pursuant to which the financial institutions have agreed to provide debt financing to Sporting in an aggregate principal amount of $750 million, comprised of a $350 million senior secured term loan and a $400 million senior secured revolving credit facility, in each case on the terms and conditions set forth therein. Sporting will use a portion of the proceeds of the debt financing to pay a cash dividend (the “Sporting Dividend”) to ATK in an amount equal to the amount by which ATK’s gross indebtedness for borrowed money as of the closing date exceeds $1,740 million, subject to certain adjustments. The proceeds of the Sporting Dividend will be used by ATK to repay a portion of ATK's debt including the 6.875% Senior Subordinated Notes due 2020 and 3.00% Convertible Senior Subordinated Notes due 2024.

In connection with the transaction, ATK intends, at the time such notes become redeemable at ATK’s option, to issue a notice of redemption with respect to its 3.00% Convertible Senior Subordinated Notes due 2024 (the “2024 Notes”) in accordance with the redemption provisions of the indenture governing the 2024 Notes. ATK has agreed to settle any 2024 Notes that are converted (whether prior to or following ATK’s notice of redemption) entirely in cash. In connection with the transaction, ATK also intends to refinance its 6.875% Senior Subordinated Notes due 2020.

In addition, the company will record a $10 million restructuring charge in the first quarter for facility rationalization.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
ATK's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014 and have concluded that ATK's disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the year ended March 31, 2014, ATK completed the acquisitions of Bushnell and Savage, which are being integrated into ATK’s Sporting Group. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the Bushnell and Savage businesses and to augment our company-wide controls to reflect the risks inherent in acquisitions of this magnitude and complexity. There were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.
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
To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, ATK designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of ATK's internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors ATK's internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that ATK's internal control over financial reporting is effective as of March 31, 2014.
Management has excluded from its assessment the internal control over financial reporting at Savage and Bushnell, which we acquired on June 21, 2013 and November 1, 2013, respectively, and whose financial statements constitute approximately 8% of gross revenues and approximately 13% of total assets (excluding Savage and Bushnell goodwill and intangible assets which were integrated into the Company's systems and control environment) of the consolidated financial statement amounts as of and for the year ended March 31, 2014.
Our internal control over financial reporting as of March 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Mark W. DeYoung
President and Chief Executive Officer

/s/ Neal S. Cohen
Executive Vice President and Chief Financial Officer
May 22, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliant Techsystems Inc.:
We have audited the internal control over financial reporting of Alliant Techsystems Inc. and subsidiaries (the "Company") as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in management's Report on Internal Control Over Financial Reporting, management excluded from its assessment a portion of the internal control over financial reporting at Caliber Company, the parent company of Savage Sports Corporation ("Savage"), and Bushnell Group Holdings, Inc. ("Bushnell"), which were acquired on June 21, 2013 and November 1, 2013, respectively, and whose financial statements constitutes approximately 8% of gross revenues and approximately 13% of total assets (excluding Savage and Bushnell goodwill and intangible assets which were integrated into the Company's systems and control environment) of the consolidated financial statement amounts as of and for the year ended March 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Caliber Company and Bushnell Group Holdings, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014 based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2014 of the Company and our report dated May 22, 2014 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE, LLP
Minneapolis, MN
May 22, 2014

ITEM 9B.    OTHER INFORMATION
None.
PART III
The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from ATK's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K. ATK will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2014.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding ATK's directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in ATK's Proxy Statement for the 2014 Annual Meeting of Stockholders. Information regarding ATK's executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.
Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2014 Proxy Statement.
Information regarding ATK's code of ethics (ATK's Business Ethics Code of Conduct), which ATK has adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Business Ethics Code of Conduct in the 2014 Proxy Statement. ATK's Business Ethics Code of Conduct is available on our website at www.atk.com by selecting Investors and then Corporate Governance.
Since the date of ATK's 2013 Proxy Statement, there have been no material changes to the procedures by which security holders may recommend nominees to ATK's Board of Directors.
Information regarding ATK's Audit Committee, including the Audit Committee's financial experts, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2014 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information about compensation of ATK's named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2014 Proxy Statement. Information about compensation of ATK's directors is incorporated by reference from the section entitled Director Compensation in the 2014 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2014 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2014 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Certain Relationships and Related Transactions in the 2014 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance—Director Independence in the 2014 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2014 Proxy Statement.

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

ALLIANT TECHSYSTEMS INC.
Date: May 22, 2014	By:	/s/ Neal S. Cohen
		Name:	Neal S. Cohen
		Title:	Executive Vice President and Chief Financial Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Mark W. DeYoung
Mark W. DeYoung	President and Chief Executive Officer (principal executive officer), and Director
/s/ Neal S. Cohen
Neal S. Cohen	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
*
Michael Callahan	Director
*
Roxanne J. Decyk	Director
*
Martin C. Faga	Director
*
Ronald R. Fogleman	Chairman of the Board
*
April H. Foley	Director
*
Tig H. Krekel	Director
*
Douglas L. Maine	Director
*
Roman Martinez IV	Director
*
Mark H. Ronald	Director

Date: May 22, 2014	*By:	/s/ Scott D. Chaplin
		Name:	Scott D. Chaplin
Attorney-in-fact

ALLIANT TECHSYSTEMS INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2014
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

2.2*	Transaction Agreement, dated as of April 28, 2014 among ATK, Sporting, Vista Merger Sub Inc. and Orbital (Exhibit 2.1 to Form 8-K dated April 28, 2014).

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

4.1.2*
Supplemental Indenture, dated as of November 1, 2013, among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K dated November 1, 2013).

4.1.3*	Form of 5.25% Senior Notes due 2021 (Exhibit A to Exhibit 4.1 to Form 8-K dated November 1, 2013).

4.1.4*
Registration Rights Agreement, dated November 1, 2013, by and among the Registrant, the subsidiaries of the Registrant party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein (Exhibit 4.4 to Form 8-K dated November 1, 2013).

4.2.1*
Indenture, dated as of March 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A., as trustee, relating to 6.875% Senior Subordinated Notes due 2020 (Exhibit 4.9 to the Registration Statement on Form S-3ASR dated March 2, 2006).

4.2.2*
Second Supplemental Indenture, dated as of September 13, 2010, among the Registrant, as issuer, certain subsidiaries of the Registrant, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.875% Senior Subordinated Notes due 2020 (Exhibit 4.1 to Form 8-K dated September 8, 2010).

4.3.1*
Indenture dated as of August 13, 2004 among the Registrant, as Issuer, the Subsidiary Guarantors identified in the Indenture and BNY Midwest Trust Company, as Trustee, relating to 3.00% Convertible Senior Subordinated Notes due 2024 (Exhibit 4.1 to Form 10-Q for the quarter ended October 3, 2004).

4.3.2*
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

10.6*#	Description of non-employee Directors' cash and equity compensation ("Director Compensation—Summary Compensation Information" on pages 17-18 of Schedule 14A filed on June 14, 2013).

10.7.1*#
Non-Employee Director Restricted Stock Award and Stock Deferral Program (as amended and restated October 30, 2007) Under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated October 29, 2007).

10.7.2*#
Amendment No. 1 (effective July 31, 2013) to Non-Employee Director Restricted Stock Award and Stock Deferral Program (as amended and restated October 30, 2007) Under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2013).

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

10.12.2*#
Form of Non-Qualified Stock Option Agreement (Cliff Vesting - Blake Larson) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.2 to the Form 10-K for the year ended March 31, 2006).

10.12.3*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the years ended March 31, 2012 and March 31, 2013 (Exhibit 10.13.3 to the Form 10-K for the year ended March 31, 2012 (the "Fiscal 2012 Form 10-K")).

10.12.4#	Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the year ended March 31, 2014.

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

10.12.7*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2014-2016 Performance Period (Exhibit 10.12.7 to the Form 10-K for the year ended March 31, 2013).

10.12.8#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2015-2017 Performance Period.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.12.9*#
Form of Relative Stockholder Return Performance Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2012-2014 Performance Period (Exhibit 10.13.10 to the Fiscal 2011 Form 10-K).

10.12.10*#	Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated January 30, 2012).

10.12.11#	Form of Restricted Stock Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for restricted stock grants in the year ended March 31, 2014.

10.13.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.16.1 to the Form 10-K for the year ended March 31, 2007).

10.13.2*#
Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Form 10-K for the year ended March 31, 2002 (the "Fiscal 2002 Form 10-K")).

10.13.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).

10.13.4*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Form 10-K for the year ended March 31, 2004).

10.13.5*#	Amendment No. 4 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.3 to Form 8-K dated January 30, 2007).

10.14.1*#	Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated October 29, 2007 (Exhibit 10.6 to Form 8-K dated October 29, 2007).

10.14.2*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).

10.15*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective October 29, 2007 (Exhibit 10.7 to Form 8-K dated October 29, 2007).

10.16*#	Alliant Techsystems Inc. Defined Benefit Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2013 (Exhibit 10.1 to Form 8-K dated January 31, 2013).

10.17*#	Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2013 (Exhibit 10.2 to Form 8-K dated January 31, 2013).

10.18*#	Alliant Techsystems Inc. Income Security Plan, As Amended and Restated, Effective July 1, 2013 (Exhibit 10.1 to Form 8-K dated July 30, 2013).

10.19.1*#
Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Form 10-K for the fiscal year ended March 31, 1998).

10.19.2*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).

12	Computation of Ratio of Earnings to Fixed Charges.

14*
The Registrant's Business Ethics Code of Conduct is available on the Corporate Governance page of the Registrant's website at http://ir.atk.com/phoenix.zhtml?c=118594&p=irol-govhighlights by selecting the Business Ethics Code of Conduct link.

21	Subsidiaries of the Registrant as of March 31, 2014.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.