Form 10-Q
period 2014-06-29
ALLIANT TECHSYSTEMS INC
filed 2014-08-08
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 4, 2014, there were 31,933,878 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	QUARTERS ENDED
(Amounts in thousands except per share data)	June 29, 2014	June 30, 2013
Sales	$1,275,391	$1,078,743
Cost of sales	964,806	836,731
Gross profit	310,585	242,012
Operating expenses:
Research and development	8,814	10,425
Selling	63,122	42,764
General and administrative	83,094	63,198
Income before interest, income taxes, and noncontrolling interest	155,555	125,625
Interest expense	(23,416)	(13,890)
Interest income	26	67
Income before income taxes and noncontrolling interest	132,165	111,802
Income tax provision	46,498	39,661
Net income	85,667	72,141
Less net income attributable to noncontrolling interest	69	103
Net income attributable to Alliant Techsystems Inc.	$85,598	$72,038
Alliant Techsystems Inc. earnings per common share:
Basic	$2.71	$2.26
Diluted	$2.59	$2.24
Cash dividends paid per share	$0.32	$0.26
Alliant Techsystems Inc. weighted-average number of common shares outstanding:
Basic	31,640	31,892
Diluted	33,108	32,099

Net Income (from above)	$85,667	$72,141
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $2,958 and $2,830	(4,758)	(4,511)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(11,587), and $(14,319)	18,636	22,653
Change in fair value of derivatives, net of tax (expense) benefit of $(2,101), and $3,817	3,356	(5,981)
Other, net of tax (expense) benefit of $(100) and $12	160	(20)
Change in cumulative translation adjustment, net of income taxes of $749, and $0	1,196	—
Total other comprehensive income	$18,590	$12,141
Comprehensive income	104,257	84,282
Less comprehensive income attributable to noncontrolling interest	69	103
Comprehensive income attributable to Alliant Techsystems Inc.	$104,188	$84,179
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	June 29, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$132,739	$266,632
Net receivables	1,686,669	1,473,820
Net inventories	562,216	558,250
Deferred income tax assets	93,914	93,616
Other current assets	64,556	69,280
Total current assets	2,540,094	2,461,598
Net property, plant, and equipment	693,353	697,551
Goodwill	1,920,914	1,916,921
Net intangible assets	569,775	577,850
Deferred charges and other non-current assets	120,821	117,226
Total assets	$5,844,957	$5,771,146
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$247,666	$249,228
Accounts payable	318,358	315,605
Contract advances and allowances	120,032	105,787
Accrued compensation	91,139	128,821
Accrued income taxes	36,455	7,877
Other accrued liabilities	293,143	322,832
Total current liabilities	1,106,793	1,130,150
Long-term debt	1,843,750	1,843,750
Deferred income tax liabilities	129,363	117,515
Postretirement and postemployment benefits liabilities	71,884	74,874
Accrued pension liability	550,244	557,775
Other long-term liabilities	119,235	124,944
Total liabilities	3,821,269	3,849,008
Commitments and contingencies (Notes 16)
Stockholders' equity
Common stock—$.01 par value:
Authorized—180,000,000 shares, Issued and outstanding—31,934,727 shares at June 29, 2014 and 31,842,642 shares at March 31, 2014	319	318
Additional paid-in-capital	540,080	534,015
Retained earnings	2,864,643	2,789,264
Accumulated other comprehensive loss	(662,219)	(680,809)
Common stock in treasury, at cost—9,641,470 shares held at June 29, 2014 and 9,712,877 shares held at March 31, 2014	(729,767)	(731,213)
Total Alliant Techsystems Inc. stockholders' equity	2,013,056	1,911,575
Noncontrolling interest	10,632	10,563
Total equity	2,023,688	1,922,138
Total liabilities and equity	$5,844,957	$5,771,146
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	QUARTERS ENDED
(Amounts in thousands)	June 29, 2014	June 30, 2013
Operating Activities
Net income	$85,667	$72,141
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	24,949	23,143
Amortization of intangible assets	8,369	2,734
Amortization of debt discount	1,927	1,799
Amortization of deferred financing costs	1,174	899
Deferred income taxes	49	54
(Gain) loss on disposal of property	761	87
Share-based plans expense	3,861	3,012
Excess tax benefits from share-based plans	(6,739)	(622)
Changes in assets and liabilities:
Net receivables	(212,474)	(868)
Net inventories	(3,980)	(18,208)
Accounts payable	8,989	(175,904)
Contract advances and allowances	14,245	(18,681)
Accrued compensation	(42,437)	(46,601)
Accrued income taxes	42,392	30,865
Pension and other postretirement benefits	11,267	(12,918)
Other assets and liabilities	(29,500)	3,305
Cash used for operating activities	(91,480)	(135,763)
Investing Activities
Capital expenditures	(29,501)	(29,552)
Acquisition of business, net of cash acquired	—	(313,963)
Proceeds from the disposition of property, plant, and equipment	2,168	5,190
Cash used for investing activities	(27,333)	(338,325)
Financing Activities
Borrowings on line of credit	65,000	200,000
Payments on line of credit	(65,000)	—
Payments made on bank debt	(3,489)	(12,500)
Purchase of treasury shares	(8,360)	(24,322)
Dividends paid	(10,219)	(8,372)
Proceeds from employee stock compensation plans	—	656
Excess tax benefits from share-based plans	6,739	622
Cash (used for) provided by financing activities	(15,329)	156,084
Effect of foreign exchange rate fluctuations on cash	249	—
Decrease in cash and cash equivalents	(133,893)	(318,004)
Cash and cash equivalents at beginning of period	266,632	417,289
Cash and cash equivalents at end of period	$132,739	$99,285
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$10,497	$3,293
Noncash financing activity:
Treasury Shares purchased included in other accrued liabilities	$—	$1,140

   See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
For the quarter ended June 29, 2014
Balance, March 31, 2014	31,842,642	$318	$534,015	$2,789,264	$(680,809)	$(731,213)	$10,563	$1,922,138
Comprehensive income	—	—	—	85,598	18,590	—	69	104,257
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	32,163	—	(2,862)	—	—	2,862	—	—
Share-based compensation	—	—	3,861	—	—	—	—	3,861
Treasury stock purchased	—	—	—	—	—	—	—	—
Performance shares issued net of treasury stock withheld	59,193	—	(7,388)	—	—	1,580	—	(5,808)
Tax benefit related to share based plans and other	—	—	12,011	—	—	—	—	12,011
Dividends paid	—	—	—	(10,219)	—	—	—	(10,219)
Employee benefit plans and other	729	1	443	—	—	(2,996)	—	(2,552)
Balance, June 29, 2014	31,934,727	$319	$540,080	$2,864,643	$(662,219)	$(729,767)	$10,632	$2,023,688

For the quarter ended June 30, 2013
Balance, March 31, 2013	32,318,295	$323	$534,137	$2,483,483	$(828,304)	$(687,470)	$10,392	$1,512,561
Comprehensive income				72,038	12,141		103	84,282
Exercise of stock options	11,873	—	(227)	—	—	883	—	656
Restricted stock grants	59,141	—	(4,908)	—	—	4,908	—	—
Share-based compensation	—	—	3,013	—	—	—	—	3,013
Treasury stock purchased	(321,596)	—	—	—	—	(24,322)	—	(24,322)
Performance shares issued net of treasury stock withheld	31,608	—	(3,540)	—	—	2,328	—	(1,212)
Tax benefit related to share based plans and other	—	—	2,669	—	—	—	—	2,669
Dividends paid	—	—	—	(8,372)	—	—	—	(8,372)
Employee benefit plans and other	(1,958)	(2)	431	—	—	(577)	—	(148)
Balance, June 30, 2013	32,097,363	$321	$531,575	$2,547,149	$(816,163)	$(704,250)	$10,495	$1,569,127
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter Ended June 29, 2014
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (“fiscal 2014”). Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of June 29, 2014, and its results of operations and cash flows for the quarters ended June 29, 2014 and June 30, 2013.

On April 28, 2014, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Vista SpinCo Inc., a Delaware corporation and a wholly owned subsidiary of ATK (“Sporting”), Vista Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of ATK, and Orbital Sciences Corporation, a Delaware corporation (“Orbital”), providing for the tax-free spin-off of the Sporting Group business to ATK stockholders (the “Distribution”), which will be immediately followed by a tax-free merger of Vista Merger Sub Inc. with and into Orbital (the “Merger” and together with the Distribution, the “Transaction”), with Orbital surviving the Merger as a wholly owned subsidiary of ATK. This transaction is subject to stockholder approval prior to closing. As a result, the Sporting Group continues to be included as part of continuing operations.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its fiscal 2014 Annual Report on Form 10-K.

2. New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. This guidance is effective for periods beginning after December 15, 2016 and early application is not permitted. ATK is in the process of evaluating the impact this standard will have on the Company. Other new pronouncements issued but not effective for the Company until after June 29, 2014 are not expected to have a material impact on the Company's continuing financial position, results of operations, or liquidity.
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
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing, interest rate risk, and foreign currency risk, ATK periodically utilizes commodity, interest rate, and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 7, ATK has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. During fiscal 2014, ATK entered into five interest rate swaps. These swaps are valued based on future LIBOR rates and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. No foreign currency derivatives were outstanding as of June 29, 2014.
Long-Term Debt—The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate debt is based on market quotes for each issuance. ATK has considered these to be Level 2 instruments.
The following table sets forth by level within the fair value hierarchy ATK's financial assets and liabilities that are measured at fair value on a recurring basis:

	As of June 29, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$10,395	$—
Derivatives	—	1,550	—
Liabilities
Derivatives	$—	$4,224	$—

	As of March 31, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$10,130	$—
Derivatives	—	328	—
Liabilities
Derivatives	$—	$8,459	$—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Fair Value of Financial Instruments (Continued)

The following table presents ATK's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of June 29, 2014		As of March 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$844,666	$1,045,514	$846,228	$1,062,078
Variable rate debt	1,246,750	1,244,880	1,246,750	1,247,062
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

Savage Acquisition

On June 21, 2013, ATK acquired Caliber Company, parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, the company designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. The purchase price was $315,000 net of cash acquired, and the settlement of purchase price adjustments. ATK believes the acquisition complements ATK's growing portfolio of leading consumer brands and has allowed the Company to build upon its offerings with Savage's prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage's sales distribution channels, new product development, and sophistication in manufacturing will significantly increase ATK's presence with a highly relevant product offering to distributors, retailers and consumers. Savage employs approximately 600 employees and is included in ATK's Sporting Group. The purchase price allocation was completed during the first quarter of fiscal 2015. None of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Savage are included in ATK’s consolidated financial statements at the date of acquisition. The purchase price for the acquisition has been allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2014 as if the acquisition had occurred at the beginning of fiscal 2014 is not being presented because the acquisition is not material to ATK for that purpose. ATK has recorded sales of approximately $41,847 and $6,400 for the quarters ended June 29, 2014 and June 30, 2013 and income before interest, income taxes, and noncontrolling interest of approximately $7,521 and $700 for the quarters ended June 29, 2014 and June 30, 2013 associated with the operations of this acquired business. The June 30, 2013 income before interest, income taxes, and noncontrolling interest reflects the expense of a portion of the $12,000 inventory step-up cost.

Bushnell Acquisition

On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc. ("Bushnell"). Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 net of cash acquired, subject to customary post-closing adjustments. ATK believes the acquisition broadened the Company's existing capabilities in the commercial shooting sports market and expands the portfolio of branded shooting sports products. In addition, this transaction enables the Company to enter new sporting markets in golf and snow skiing. ATK will leverage Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalize on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees and is included in ATK's Sporting Group. The purchase price has been preliminarily allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to working capital adjustments, certain contingent liabilities and income tax-related items. ATK expects the purchase price allocation to be completed within 12 months of the acquisition date. A portion of the goodwill generated in this acquisition will be deductible for tax purposes. ATK has recorded sales of approximately $124,778 for the quarter ended

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Acquisitions (Continued)

June 29, 2014 and income before interest, income taxes, and noncontrolling interest of approximately $5,321 for the quarter ended June 29, 2014 associated with the operations of this acquired business, including transition costs.

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

Purchase Price net of cash acquired:
Cash Paid		$985,000
Cash Paid for additional working capital		4,185
Total purchase price		$989,185
Fair value of assets acquired:
Net receivables	$111,036
Net inventories	153,748
Tradename, technology, and customer relationship intangibles	364,843
Property, Plant, and Equipment	25,080
Other assets	9,820
Total assets	664,527
Fair value of liabilities assumed:
Accounts Payable	80,092
Deferred tax liabilities	72,349
Other liabilities	28,746
Total liabilities	$181,187
Net assets acquired		$483,340
Preliminary goodwill		$505,845

Supplemental Pro Forma Data:

ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Bushnell are included in ATK’s consolidated financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the quarter ended June 30, 2013 present consolidated information as if the acquisition had been completed on April 1, 2012. The pro forma results were calculated by combining the results of ATK with the stand-alone results of Bushnell for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

QUARTER ENDED
(Amounts in thousands except per share data)	June 30, 2013
Sales	$1,220,004
Net income attributable to Alliant Techsystems Inc.	74,392
Basic earnings per common share	2.33
Diluted earnings per common share	2.32

There were no acquisitions during the first quarter of fiscal 2015.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
5. Goodwill, Intangible Assets and Deferred Charges and Other Non-Current Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Aerospace Group	Defense Group	Sporting Group	Total
Balance, March 31, 2014	$676,516	$366,947	$873,458	$1,916,921
Opening balance sheet adjustments	—	—	3,358	3,358
Effect of foreign currency exchange rates	—	—	635	635
Balance at June 29, 2014	$676,516	$366,947	$877,451	$1,920,914

The acquisitions in the Sporting Group related to the final purchase price allocation adjustments to the original purchase price allocation for Savage and the preliminary purchase price allocation Bushnell as previously discussed.
The goodwill recorded within Aerospace Group above is presented net of $108,500 of accumulated impairment losses.
Included in Net intangible assets as of June 29, 2014 and March 31, 2014 are $204,298 of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite and amortizing assets, as follows:

	June 29, 2014			March 31, 2014
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	$184,660	$(24,857)	$159,803	$184,660	$(21,723)	$162,937
Patented technology	33,389	(11,225)	22,164	33,389	(10,325)	23,064
Customer relationships and other	226,399	(42,889)	183,510	226,105	(38,554)	187,551
Total	$444,448	$(78,971)	$365,477	$444,154	$(70,602)	$373,552

The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.8 years. Amortization expense for the quarter ended June 29, 2014 and June 30, 2013 was $8,369 and $2,734, respectively. ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2015	$25,584
Fiscal 2016	32,712
Fiscal 2017	30,422
Fiscal 2018	30,422
Fiscal 2019	27,678
Thereafter	218,659
Total	$365,477
Deferred charges and other non-current assets consist of the following:

	June 29, 2014	March 31, 2014
Gross debt issuance costs	$28,356	$28,356
Less accumulated amortization	(5,258)	(4,084)
Net debt issuance costs	23,098	24,272
Parts inventory	11,117	10,921
Environmental remediation receivable	21,421	22,128
Derivative contracts	3	328
Other non-current assets	65,182	59,577
Total deferred charges and other non-current assets	$120,821	$117,226

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
6. Earnings Per Share Data

 Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK's Convertible Senior Subordinated Notes (see Note 12) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS. In computing EPS for the quarter ended June 29, 2014 and June 30, 2013 earnings, as reported for each respective period, is divided by (in thousands):

	Quarters Ended
	June 29, 2014	June 30, 2013
Basic EPS shares outstanding	31,640	31,892
Dilutive effect of stock-based awards	315	207
Dilutive effect of contingently issuable shares	1,153	—
Diluted EPS shares outstanding	33,108	32,099
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	44	110
As discussed further in Note 12, contingently issuable shares related to ATK’s 3.00% Convertible Senior Subordinated Notes due 2024 are not included in diluted EPS for the quarter ended June 30, 2013 because ATK’s average stock price during that period did not exceed the triggering price.
7. Derivative Financial Instruments
ATK is exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials and energy,

•	interest rates, and

•	foreign currency exchange risks.
In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. ATK uses commodity forward contracts to hedge forecasted purchases of certain commodities, foreign currency exchange contracts to hedge forecasted transactions denominated in a foreign currency, and interest rate swaps to hedge forecasted interest payments and the risk associated with variable interest rates on long-term debt.
ATK entered into forward contracts for copper and zinc during fiscal 2014. The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.
ATK entered into interest rate swaps in fiscal 2014 whereby the Company pays a fixed rate on a total notional amount of $400,000 and receive one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. The Company perform's assessments of the effectiveness of hedge instruments on a quarterly basis and during fiscal 2015 and 2014 determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at June 29, 2014, four of the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties. ATK does not anticipate nonperformance by the Company's counterparties. ATK does not hold or issue derivative financial instruments for trading purposes.
ATK has not entered into any foreign currency forward contracts during fiscal 2015 or 2014. Previous contracts were used to hedge forecasted inventory purchases and subsequent payments, or customer receivables, denominated in foreign currencies and were designated and qualified as effective cash flow hedges. Ineffectiveness with respect to forecasted inventory

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Derivative Financial Instruments (continued)

purchases was calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement.
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
As of June 29, 2014, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	25,800,000
Zinc	10,025,000
As of June 29, 2014, ATK had three outstanding interest rate swaps with notional amounts of $100,000 each with maturity dates in August 2016, 2017, and 2018, as well as two interest rate swaps with notional amounts of $50,000 each with maturity dates in November 2016 and 2017. See footnote 12 for additional information.
As of June 29, 2014, ATK had no outstanding foreign currency forward contracts in place.
The table below presents the fair value and location of ATK's derivative instruments designated as hedging instruments in the consolidated balance sheet as of the periods presented.

		Asset Derivatives Fair value as of		Liability Derivatives Fair value as of
	Location	June 29, 2014	March 31, 2014	June 29, 2014	March 31, 2014
Commodity forward contracts	Other current assets / other accrued liabilities	$1,547	$—	$783	$6,212
Commodity forward contracts	Deferred charges and other non-current assets / other long-term liabilities	—	—	—	176
Interest rate contracts	Deferred charges and other non-current assets / other long-term liabilities	$3	$328	$3,441	$2,071
Total		$1,550	$328	$4,224	$8,459
Due to the nature of ATK's business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by ATK.
For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts, interest rate swaps, and foreign currency forward contracts were as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Derivative Financial Instruments (continued)

	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Quarter ended June 29, 2014
Commodity forward contracts	Cost of Sales	$(2,525)	Cost of Sales	$—
Interest rate contracts	Interest expense	(1,041)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
Quarter ended June 30, 2013
Commodity forward contracts	Cost of Sales	$(967)	Cost of Sales	$(1,637)
Interest rate contracts	Interest expense	—	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) ("AOCI"), net of income taxes, are as follows:

	June 29, 2014	March 31, 2014
Derivatives	$(1,666)	$(5,022)
Pension and other postretirement benefit liabilities	(661,236)	(675,114)
Cumulative translation adjustment	(309)	832
Available-for-sale securities	992	(1,505)
Total accumulated other comprehensive loss	$(662,219)	$(680,809)
The following table summarizes the changes in the balance of AOCI, net of income tax:

	Quarter ended June 29, 2014
	Derivatives	Pension and other Postretire-ment Benefits	Available for Sale Securities	Cumulative translation adjustment	Total
Beginning of period unrealized gain (loss) in AOCI	$(5,022)	$(675,114)	$832	$(1,505)	$(680,809)
Net decrease in fair value of derivatives	1,146			—	1,146
Net losses reclassified from AOCI, offsetting the price paid to suppliers ±	2,210			—	2,210
Net actuarial losses reclassified from AOCI #		18,636		—	18,636
Prior service costs reclassified from AOCI #		(4,758)		—	(4,758)
Net change in cumulative translation adjustment	—	—	—	1,196	1,196
Other			160	—	160
End of period unrealized loss in AOCI	$(1,666)	$(661,236)	$992	$(309)	$(662,219)
± Amounts related to the Company's derivative instruments that were reclassified from AOCI were recorded as a component of cost of sales or interest expense for each period presented.
# Amounts related to the Company's pension and other postretirement benefits that were reclassified from AOCI were recorded as a component of net periodic benefit cost for each period presented (Note 13).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
8. Accumulated Other Comprehensive Income (Continued)

	Quarter ended June 30, 2013
	Derivatives	Pension and other Postretire-ment Benefits	Available for Sale Securities	Total
Beginning of period unrealized gain (loss) in AOCI	$(2,192)	$(826,898)	$786	$(828,304)
Net decrease in fair value of derivatives	(7,570)	—	—	(7,570)
Net losses reclassified from OCI, offsetting the price paid to suppliers ±	590	—	—	590
Net losses reclassified from OCI, due to ineffectiveness ±	999	—	—	999
Net actuarial losses reclassified from AOCI #	—	22,653	—	22,653
Prior service costs reclassified from AOCI #	—	(4,511)	—	(4,511)
Other	—	—	(20)	(20)
End of period unrealized loss in AOCI	$(8,173)	$(808,756)	$766	$(816,163)
± Amounts related to the Company's derivative instruments that were reclassified from AOCI were recorded as a component of cost of sales or interest expense for each period presented.
# Amounts related to the Company's pension and other postretirement benefits that were reclassified from AOCI were recorded as a component of net periodic benefit cost for each period presented (Note 13).

9. Receivables
Receivables, including amounts due under long-term contracts ("contract receivables"), are summarized as follows:

	June 29, 2014	March 31, 2014
Billed receivables	$664,250	$479,950
Unbilled receivables	1,011,277	979,640
Other	11,142	14,230
Net receivables	$1,686,669	$1,473,820
Receivable balances are shown net of customer progress payments received of $509,937 as of June 29, 2014 and $527,670 as of March 31, 2014.
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
As of June 29, 2014 and March 31, 2014, the net receivable balance includes contract related unbilled receivables that ATK does not expect to collect within the next fiscal year of $258,200 and $264,400, respectively.

10. Inventories
Inventories consist of the following:

	June 29, 2014	March 31, 2014
Raw materials	$170,177	$136,414
Work/Contracts in process	128,132	150,071
Finished Goods	263,907	271,765
Net inventories	$562,216	$558,250

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Other Accrued Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	June 29, 2014	March 31, 2014
Employee benefits and insurance, including pension and other postretirement benefits	$67,738	$65,858
Warranty	19,107	19,080
Interest	15,156	8,341
Environmental remediation	6,996	8,550
Rebate	22,958	17,593
Deferred lease obligation	24,005	26,257
Derivative contracts	783	6,212
Federal excise tax	33,926	35,892
Other	102,474	135,049
Total other accrued liabilities—current	$293,143	$322,832
Environmental remediation	$42,998	$44,938
Management nonqualified deferred compensation plan	16,069	17,043
Non-current portion of accrued income tax liability	19,696	18,659
Deferred lease obligation	19,949	19,791
Other	20,523	24,513
Total other long-term liabilities	$119,235	$124,944
ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in ATK's product warranty liability during fiscal 2015:

Balance at March 31, 2014	$19,080
Payments made	1,139
Warranties issued	(686)
Changes related to preexisting warranties	(426)
Balance at June 29, 2014	$19,107

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

12. Long-Term Debt

As of June 29, 2014, long-term debt, including the current portion, consisted of the following:

	June 29, 2014	March 31, 2014
Senior Credit Facility dated November 1, 2013 (1):
Term A Loan due 2018	$997,375	$997,375
Term B Loan due 2020	249,375	249,375
Revolving Credit Facility due 2018	—	—
5.25% Senior Notes due 2021 (2)	300,000	300,000
6.875% Senior Subordinated Notes due 2020 (3)	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024 (4)	195,951	199,440
Principal amount of long-term debt	2,092,701	2,096,190
Less: Unamortized discounts	1,285	3,212
Carrying amount of long-term debt	2,091,416	2,092,978
Less: current portion	247,666	249,228
Carrying amount of long-term debt, excluding current portion	$1,843,750	$1,843,750
(1) In fiscal 2014, ATK entered into a Third Amended and Restated Credit Agreement (the "2013 Senior Credit Facility"), which replaced its 2010 Senior Credit Facility. The 2013 Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature on November 1, 2018, and a Term Loan B of $250,000, which matures on November 1, 2020. The Term A Loan is subject to quarterly principal payments of $12,625, with the remaining balance due on November 1, 2018. The Term B Loan is subject to quarterly principal payments of $625, with the remaining balance due on November 1, 2020. Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the 2013 Senior Credit Facility. Borrowings under the 2013 Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's current credit rating, the current base rate margin is 1.00% and the current Eurodollar margin is 2.00%. The weighted average interest rate for the Term A Loan, after taking into account the interest rate swaps discussed below, was 2.56% at June 29, 2014. ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on ATK's current rating, this current fee is 0.30%. As of June 29, 2014, ATK had no borrowings against its $700,000 Revolving Credit Facility and had outstanding letters of credit of $159,341, which reduced amounts available on the Revolving Credit Facility to $540,659. Debt issuance costs totaling approximately $19,000 are being amortized over the term of each related Term Loan.
(2) In fiscal 2014, ATK issued $300,000 aggregate principal amount of 5.25% Senior Notes (the "5.25% Notes") that mature on October 1, 2021. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. ATK has the right to redeem some or all of these notes from time to time on or after October 1, 2016, at specified redemption prices. Prior to October 1, 2016, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2016, ATK may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.25% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of approximately $3,000 related to these notes are being amortized to interest expense over 8 years, the term of the notes.
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
Subsequent to June 29, 2014, ATK purchased the majority of these notes and announced an offer to repurchase the remaining notes on August 15, 2014, as well as ATK's election to redeem any then remaining notes on August 20, 2014. See footnote 22 for additional information. The convertible shares had an impact on diluted shares outstanding for the quarter ended June 29, 2014 of 1,153,000 because ATK's average stock price exceeded the conversion price during that period. For the quarter ended June 30, 2013, there was no impact on diluted shares outstanding because ATK's average stock price did not exceed the conversion price during that period.
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
The unamortized discount is amortized through interest expense into earnings over the expected term of the convertible notes. The following table provides additional information about ATK’s 3.00% Convertible Notes:

	June 29, 2014	March 31, 2014
Carrying amount of the equity component	$56,849	$56,849
Principal amount of the liability component	$195,951	$199,440
Unamortized discount of liability component	$1,285	$3,212
Net carrying amount of liability component	$194,666	$196,228
Remaining amortization period of discount (months)	2	5
Effective interest rate on liability component	7.000%	7.000%
Based on ATK's closing stock price of $136.60 on June 29, 2014, the if-converted value of these notes exceeded the aggregate principal amount of the notes by $154,758.
Interest Rate Swaps
During fiscal 2014, ATK entered into five floating-to-fixed interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates. As of June 29, 2014, ATK had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(753)	0.87%	0.15%	August 2016
Non-amortizing swap	$100,000	$(1,055)	1.29%	0.15%	August 2017
Non-amortizing swap	$100,000	$(1,523)	1.69%	0.15%	August 2018
Non-amortizing swap	$50,000	$3	0.65%	0.15%	November 2016
Non-amortizing swap	$50,000	$(109)	1.10%	0.15%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

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

Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of fiscal 2015	$248,951
Fiscal 2016	53,000
Fiscal 2016	53,000
Fiscal 2018	53,000
Fiscal 2019	797,875
Thereafter	886,875
Total	$2,092,701
ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 51% and 52% as of June 29, 2014 and March 31, 2014, respectively.
Covenants and Default Provisions
ATK's Senior Credit Facility and the indentures governing the 5.25% Notes, the 6.875% Notes, and the 3.00% Convertible Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. ATK’s 5.25% Notes and its 6.875% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of June 29, 2014, this limit was approximately $913,249. The 2013 Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio, a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio. Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Long-term Debt (Continued)

other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the 2013 Senior Credit Facility are subject to compliance with these covenants. As of June 29, 2014, ATK was in compliance with the financial covenants.
Cash Paid for Interest on Debt
Cash paid for interest totaled $12,291 in the quarter ended June 29, 2014 and $3,726 in the quarter ended June 30, 2013.
Subsequent Events
See footnote 22 for information regarding debt transactions that occurred subsequent to June 29, 2014.
13. Employee Benefit Plans
The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarters Ended
Components of Net Periodic Benefit Cost	June 29, 2014	June 30, 2013
Service cost	$5,849	$8,691
Interest cost	32,596	32,563
Expected return on plan assets	(41,803)	(40,278)
Amortization of unrecognized net loss	29,814	36,473
Amortization of unrecognized prior service cost	(5,622)	(5,246)
Net periodic benefit cost	$20,834	$32,203

	Other Postretirement Benefits
	Quarters Ended
Components of Net Periodic Benefit Income	June 29, 2014	June 30, 2013
Service cost	$1	$2
Interest cost	1,203	1,302
Expected return on plan assets	(888)	(855)
Amortization of unrecognized net loss	409	572
Amortization of unrecognized prior service cost	(2,094)	(2,095)
Net periodic benefit income	$(1,369)	$(1,074)

Employer Contributions. During the quarter ended June 29, 2014, ATK contributed $3,000 directly to the pension trust and $1,174 directly to retirees under its nonqualified supplemental executive retirement plan. ATK also contributed $3,162 to its other postretirement benefit plans. ATK anticipates making additional contributions of approximately $77,400 in order to meet the minimum required contributions for FY 2015. ATK anticipates making additional contributions of approximately $3,326 directly to retirees under the nonqualified plan and $7,644 to its other postretirement benefit plans during the remainder of fiscal 2015.
14. Income Taxes
ATK’s provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
The income tax provisions for the quarters ended June 29, 2014 and June 30, 2013 represent effective tax rates of 35.2% and 35.5%, respectively. The decrease in the rate from the prior year quarter is primarily due to nondeductible acquisition-related costs in the prior year offset by the expiration of the Federal research and development tax credit ("R&D tax credit").

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Income Taxes (Continued)

The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. ATK is currently analyzing the impact of these new regulations. ATK does not believe they will have a material impact on ATK's financial statements.
ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2008. The IRS has completed the audits of ATK through fiscal 2010 and is currently auditing ATK's tax returns for fiscal years 2011 and 2012. The Company believes appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,677 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,286.
15. Stock-Based Compensation
ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
Total pre-tax stock-based compensation expense of $3,861 and $3,012 was recognized during the quarters ended June 29, 2014 and June 30, 2013, respectively.
The total income tax benefit recognized in the income statement for share-based compensation was $1,482 and $1,169 during the quarters ended June 29, 2014 and June 30, 2013, respectively.
ATK sponsors three stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, and the 2005 Stock Incentive Plan. As of June 29, 2014, ATK has authorized up to 3,982,360 common shares under the 2005 Stock Incentive Plan, of which 999,703 common shares are available to be granted. No new grants will be made out of the other two plans.
There are four types of awards outstanding under ATK's stock incentive plans: performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards and TSR awards, grant of restricted stock, or exercise of stock options.
As of June 29, 2014, there were up to 280,714 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares:

•	up to 102,848 shares will become payable only upon achievement of certain financial performance goals, including sales and return on invested capital for the fiscal 2013 through fiscal 2015 period;

•	up to 94,926 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2014 through fiscal 2016 period; and

•	up to 82,940 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2015 through fiscal 2017 period.
There were 54,489 shares earned during fiscal 2014 upon achievement of certain financial performance goals, including EPS, for the fiscal 2012 through fiscal 2014 period, which were distributed or deferred in May 2014. As other financial performance goals were not met, 165,951 shares were forfeited during fiscal 2014.
As of June 29, 2014, there were up to 27,647 shares reserved for TSR awards for key employees. ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. There were no TSR awards granted during the quarter ended June 29, 2014.
Of the shares reserved for TSR awards for key employees, 27,647 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2015 through 2017 period.

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
Restricted stock granted to non-employee directors and certain key employees totaled 38,015 shares during the quarter ended June 29, 2014. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of ATK's common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. There were no stock options granted during the quarters ended June 29, 2014 and June 30, 2013.

16. Contingencies
Litigation.    From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK's business. ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on the Company's net earnings in any particular quarter, to be material to its business or likely to result in a material adverse effect on its operating results, financial condition, or cash flows.
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

realization is estimated to be probable. At June 29, 2014, based on progress to date on certain contracts, there is approximately $32,074 included in unbilled receivables for contract claims compared to $35,113 as of March 31, 2014.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.25% and 1.5% as of June 29, 2014 and March 31, 2014, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	June 29, 2014		March 31, 2014
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(55,107)	$28,062	$(58,194)	$28,540
Unamortized discount	5,113	(2,388)	4,706	(2,152)
Present value amounts (payable) receivable	$(49,994)	$25,674	$(53,488)	$26,388
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. Of the $49,994 discounted liability as of June 29, 2014, $6,996 was recorded within other current liabilities and $42,998 was recorded within other long-term liabilities. Of the $25,674 discounted receivable, ATK recorded $4,253 within other current assets and $21,421 within other non-current assets. As of June 29, 2014, the estimated discounted range of reasonably possible costs of environmental remediation was $49,994 to $77,051.
ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
ATK has been identified as a potentially responsible party (“PRP”), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, ATK may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, ATK has concluded that these matters, individually or in the aggregate, will not have a material adverse effect on the Company's operating results, financial condition, or cash flows.
17. Share Repurchases
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the following two years. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the quarter ended June 29, 2014, ATK did not repurchase any shares. During the quarter ended June 30, 2013, ATK repurchased 321,956 shares for $24,322. In accordance with the Transaction Agreement ATK entered into on April 28, 2014, ATK will not repurchase any outstanding shares prior to the closing of the transaction.

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
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company’s consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $23,845 and $26,010 for the quarters ended June 29, 2014 and June 30, 2013, respectively. The current quarter adjustments were primarily driven by higher profit expectations Space Systems Operations division. The prior year quarter adjustments were primarily driven by performance improvements as the current contracts for the Lake City Army Ammunition Plant neared completion and improved profit expectations for a Space Systems Operations program.
19. Realignment Obligations
In May 2014 ATK consolidated its Eden Prairie, Minnesota corporate facility. In conjunction with this consolidation, ATK incurred realignment charges in the first quarter of fiscal 2015. The charges related primarily to the fair value of the remaining lease rentals, asset impairment charges, and costs associated with facility reconfiguration. ATK had no realignment liability as of March 31, 2014. The following table summarizes ATK’s realignment liability activity during fiscal 2015 related to the remaining lease rentals and relocation and other costs that were recorded in General and Administrative expense:

	Remaining Lease Rentals	Asset Impairment	Facility Relocation and Other Costs	Total

Balance at March 31, 2014	$—	$—	$—	$—
Expense	6,774	2,465	1,385	10,624
Cash paid	—	—	(452)	(452)
Non-cash settlements	—	(2,465)	—	(2,465)
Balance at June 29, 2014	$6,774	$—	$933	$7,707
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidating Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarter Ended June 29, 2014
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Sales	$—	$1,218,686	$40,198	$16,507	$1,275,391
Cost of sales	—	930,345	17,954	16,507	964,806
Gross profit	—	288,341	22,244	—	310,585
Operating expenses:
Research and development	—	7,646	1,168	—	8,814
Selling	—	53,641	9,481	—	63,122
General and administrative	3,861	74,980	4,253	—	83,094
Income before interest, loss on extinguishment of debt, income taxes, and noncontrolling interest	(3,861)	152,074	7,342	—	155,555
Equity in income/(loss) of subsidiaries	102,383	4,049	—	(106,432)	—
Interest expense	(23,425)	—	(1,030)	1,039	(23,416)
Interest income	—	969	96	(1,039)	26
Income before income taxes and noncontrolling interest	75,097	157,092	6,408	(106,432)	132,165
Income tax provision	(10,501)	54,948	2,051	—	46,498
Net income	85,598	102,144	4,357	(106,432)	85,667
Less net income attributable to noncontrolling interest	—	—	69	—	69
Net income attributable to Alliant Techsystems Inc.	$85,598	$102,144	$4,288	$(106,432)	$85,598

Other comprehensive income (loss), net of tax:
Net income	$85,598	$102,144	$4,357	$(106,432)	$85,667
Total other comprehensive income	$18,590	$14,038	$1,196	$(15,234)	$18,590
Comprehensive income	104,188	116,182	5,553	(121,666)	104,257
Less comprehensive income attributable to noncontrolling interest	—	—	69	—	69
Comprehensive income attributable to Alliant Techsystems Inc.	$104,188	$116,182	$5,484	$(121,666)	$104,188

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidating Financial Statements (Continued)

	June 29, 2014
(Amounts in thousands except share data)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$115,948	$16,791	$—	$132,739
Net receivables	—	1,629,506	57,163	—	1,686,669
Due from affiliates	—	7,194	—	(7,194)	—
Net inventories	—	506,131	56,085	—	562,216
Deferred income tax assets	—	88,875	5,039	—	93,914
Other current assets	1,547	53,783	9,226	—	64,556
Total current assets	1,547	2,401,437	144,304	(7,194)	2,540,094
Net property, plant, and equipment	—	679,823	13,530	—	693,353
Investment in subsidiaries	6,034,276	206,097	—	(6,240,373)	—
Goodwill	—	1,787,542	133,372	—	1,920,914
Net intangible assets	—	520,175	49,600	—	569,775
Long-term due from affiliates	—	1,995,925	—	(1,995,925)	—
Deferred charges and other non-current assets	23,101	96,996	724	—	120,821
Total assets	$6,058,924	$7,687,995	$341,530	$(8,243,492)	$5,844,957
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$247,666	$—	$—	$—	$247,666
Accounts payable	—	302,181	16,177	—	318,358
Due to affiliates	—	—	7,194	(7,194)	—
Contract advances and allowances	—	119,882	150	—	120,032
Accrued compensation	—	87,770	3,369	—	91,139
Accrued income taxes	—	33,852	2,603	—	36,455
Other accrued liabilities	15,939	264,771	12,433	—	293,143
Total current liabilities	263,605	808,456	41,926	(7,194)	1,106,793
Long-term debt	1,843,750	—	—	—	1,843,750
Postretirement and postemployment benefits liabilities	—	71,884	—	—	71,884
Accrued pension liability	—	550,244	—	—	550,244
Deferred income tax liabilities	—	115,023	14,340	—	129,363
Long-term due to affiliates	1,935,075	—	60,850	(1,995,925)	—
Other long-term liabilities	3,441	115,212	582	—	119,235
Total liabilities	4,045,871	1,660,819	117,698	(2,003,119)	3,821,269
Equity
Shareholders’ equity attributable to ATK and subsidiaries	2,013,053	6,027,176	213,200	(6,240,373)	2,013,056
Noncontrolling interest	—	—	10,632	—	10,632
Total equity	2,013,053	6,027,176	223,832	(6,240,373)	2,023,688
Total liabilities and equity	$6,058,924	$7,687,995	$341,530	$(8,243,492)	$5,844,957

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidating Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarter Ended June 29, 2014
(Amounts in thousands)	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Operating Activities
Cash provided by (used for) operating activities	$(1,608)	$(59,723)	$(23,149)	$(7,000)	$(91,480)
Investing Activities
Capital expenditures	—	(29,616)	115		(29,501)
Due to (from) Affiliates	—	(16,937)	—	16,937	—
Proceeds from the disposition of property, plant, and equipment	—	2,168	—		2,168
Cash used for investing activities	—	(44,385)	115	16,937	(27,333)
Financing Activities
Due to (from) Affiliates	16,937	—	—	(16,937)	—
Borrowings on line of credit	65,000	—	—		65,000
Repayments of line of credit	(65,000)	—	—		(65,000)
Payments made on bank debt	(3,489)	—	—		(3,489)
Purchase of treasury shares	(8,360)	—	—		(8,360)
Dividends paid	(10,219)	—	(7,000)	7,000	(10,219)
Proceeds from employee stock compensation plans	—	—	—		—
Excess tax benefits from share-based plans	6,739	—	—		6,739
Cash provided by (used for) financing activities	1,608	—	(7,000)	(9,937)	(15,329)
Effect of foreign currency exchange rate fluctuations on cash	—	—	249	—	249
Decrease in cash and cash equivalents	—	(104,108)	(29,785)	—	(133,893)
Cash and cash equivalents at beginning of period	—	220,056	46,576	—	266,632
Cash and cash equivalents at end of period	$—	$115,948	$16,791	$—	$132,739

21. Operating Segment Information
ATK operates its business structure within three operating groups. These operating segments (“groups”) are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability. Each group is described below:

•
Aerospace Group, which generated 26% of ATK’s external sales in the quarter ended June 29, 2014, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 30% of ATK’s external sales in the quarter ended June 29, 2014, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Sporting Group, which generated 44% of ATK’s external sales in the quarter ended June 29, 2014, develops and produces commercial ammunition, accessories, rifles and shotguns for the hunting, shooting, law enforcement, outdoor and sporting markets.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
21. Operating Segment Information (Continued)

The military small-caliber ammunition contract, which is reported within the Defense Group, contributed approximately 15% of total external sales during the quarter ended June 30, 2013. No contract contributed more than 10% of total external sales during the quarter ended June 29, 2014.
The following summarizes ATK's results by segment:

	Quarters Ended
	June 29, 2014	June 30, 2013
Sales to external customers:
Aerospace Group	$327,046	$301,614
Defense Group	387,315	421,151
Sporting Group	561,030	355,978
Total external Sales	1,275,391	1,078,743
Intercompany sales:
Aerospace Group	5,874	5,574
Defense Group	54,836	53,665
Sporting Group	2,582	2,332
Eliminations	(63,292)	(61,571)
Total intercompany Sales	—	—
Total sales	$1,275,391	$1,078,743

Income before interest, income taxes and noncontrolling interest
Aerospace Group	$38,378	$37,086
Defense Group	45,144	62,088
Sporting Group	78,963	44,117
Corporate	(6,930)	(17,666)
Total Income before interest, income taxes and noncontrolling interest	$155,555	$125,625

	Period Ended
	June 29, 2014	March 31, 2014
Total assets:
Aerospace Group	$1,696,125	$1,646,563
Defense Group	1,341,788	1,209,150
Sporting Group	2,494,175	2,382,617
Corporate	312,869	532,816
Total assets	$5,844,957	$5,771,146
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

segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate" and were $6,748 and $4,687 for the quarters ended June 29, 2014 and June 30, 2013, respectively.
22. Subsequent Events

Subsequent to June 29, 2014, ATK purchased $187,635 of principal amount of its 3.00% Convertible Notes, for which ATK paid a total of $337,988 in cash, including accrued interest. Subsequent to that, under the terms of the indenture, ATK announced an offer to repurchase the remaining notes on August 15, 2014, as well as ATK's election to redeem any then remaining notes on August 20, 2014, in cash, for 100% of the principal amount plus any accrued but unpaid interest. Accordingly, holders may convert their notes into ATK common stock at a rate of 13.1023 shares per $1 principal amount (a conversion price of $76.32).

Subsequent to June 29, 2014, under the terms of the Senior Credit Facility, ATK exercised an option to increase the Term A Loan by $150,000 (the "Accordion"). ATK used the proceeds of the Accordion to partially finance the tender offer of the 3.00% Convertible Notes, as discussed above, and to repay $50,000 of the outstanding Term B Loan. Terms of the Accordion are the same as the existing Term A Loan with the exception of the maturity date, which is January 31, 2019, approximately three months after the existing Term A Loan. The Accordion is subject to annual principal payments of $7,500 each year, paid on a quarterly basis, with the balance due on January 31, 2019.

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

•
results of acquisitions or other transactions, including the Company's ability to successfully integrate acquired businesses and realize anticipated synergies, cost savings and other benefits, and costs incurred for pursuits and proposed acquisitions that have not yet or may not close, including the announced spin-off of the Sporting Group and ATK's merger with Orbital Sciences Corporation,

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
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact ATK's business. ATK undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Additional information regarding these factors may be contained in ATK's subsequent filings with the Securities and Exchange Commission, including Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond the Company's control.
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

As of June 29, 2014, ATK operated in three business segments. These operating segments are defined based on the reporting and review process used by ATK's chief executive officer and other management. As of June 29, 2014, ATK's three operating groups were:

•
Aerospace Group, which generated 26% of ATK's external sales in the quarter ended June 29, 2014, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services. Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets. Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 30% of ATK's external sales in the quarter ended June 29, 2014, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Sporting Group, which generated 44% of ATK's external sales in the quarter ended June 29, 2014, develops and produces ammunition, accessories, rifles and shotguns for the hunting, shooting, law enforcement, outdoor and sporting markets.

Financial Highlights and Notable Events
Certain notable events or activities affecting the Company's fiscal 2015 financial results included the following:
Financial highlights for the quarter ended June 29, 2014

•	Quarterly sales of $1,275,391.

•	Diluted earnings per share of $2.59.

•	Orders for the quarter ended June 29, 2014 of $1,318,550 compared to $1,386,530 in the quarter ended June 30, 2013.

•	Total backlog of $7,482,000 at June 29, 2014 compared to $8,489,000 at June 30, 2013.

•
Income before interest, income taxes, and noncontrolling interest as a percentage of sales was 12.2% and 11.6% for the quarters ended June 29, 2014 and June 30, 2013, respectively. The increase was driven by increases in the Sporting Group, and lower pension expense.

•
The decrease in the current quarter's tax rate to 35.2% from 35.5% in the quarter ended June 30, 2013 is primarily due to nondeductible acquisition-related costs in the prior year offset by the absence of the Federal R&D tax credit in the current year.

•	ATK recorded a $10,623 facility rationalization charge in connection with the consolidation of the Eden Prairie, Minnesota corporate facility.

Other notable events for fiscal 2015

•	On July 30, 2014, ATK’s Board of Directors declared a quarterly cash dividend of $0.32 per share, payable on September 25, 2014, to stockholders of record on September 3, 2014.

•
On April 28, 2014, ATK entered into a Transaction Agreement to spin-off the Sporting Group business and merge the remaining Aerospace and Defense Group businesses with Orbital Sciences Corporation. This transaction is subject to stockholder approval prior to closing.

•
In July 2014, ATK purchased $187,635 of its outstanding 3.00% convertible notes, for which ATK paid $337,988, including accrued interest. ATK then announced an offer to repurchase the remaining notes on August 15, 2014, as well as ATK's election to redeem any then remaining notes on August 20, 2014, in cash, for 100% of the principal amount plus any accrued but unpaid interest.

•	In July 2014, under the terms of the Senior Credit Facility, ATK exercised an option to increase the Term A Loan by $150,000 (the "Accordion") and also repaid $50,000 of its Term B Loan.

Outlook

Transaction Agreement - On April 28, 2014, ATK entered into a Transaction Agreement (the “Transaction Agreement”) with Vista SpinCo Inc., a Delaware corporation and a wholly owned subsidiary of ATK (“Sporting”), Vista Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of ATK, and Orbital Sciences Corporation, a Delaware corporation (“Orbital”), providing for the tax-free spin-off of the Sporting Group business to ATK stockholders (the “Distribution”), which will be immediately followed by the tax-free merger of Vista Merger Sub Inc. with and into Orbital (the “Merger” and together with the Distribution, the “Transaction”), with Orbital surviving the Merger as a wholly owned subsidiary of ATK. This transaction is subject to stockholder approval prior to closing.

On April 28, 2014, ATK's Sporting Group, ATK and certain financial institutions executed a commitment letter pursuant to which the financial institutions have agreed to provide debt financing to Sporting in an aggregate principal amount of $750,000, comprised of a $350,000 senior secured term loan and a $400,000 senior secured revolving credit facility, in each case on the terms and conditions set forth therein. Sporting will use a portion of the proceeds of the debt financing to pay a cash dividend (the “Sporting Dividend”) to ATK in an amount equal to the amount by which ATK’s gross indebtedness for borrowed money as of the closing date exceeds $1,740,000, subject to certain adjustments. ATK expects to use the proceeds of the Sporting Dividend to repay a portion of ATK's debt including the 6.875% Senior Subordinated Notes due 2020.

Government Funding—ATK is dependent on funding levels of the U.S. Department of Defense ("DoD") and NASA.
The government budget structure remains constrained by the 2011 Budget Control Act which initially reduced the DoD topline budget by approximately $490,000,000 over 10 years starting in fiscal year 2012. In January 2013, the American Taxpayer Relief Act of 2012 was enacted, triggering further defense budget cuts of approximately $50,000,000 per year (or sequestration) beginning in March 2013. Until recently, Congress and the Administration had been unable to reach a broader fiscal agreement that would amend the Budget Control Act and avoid the impacts of sequestration. For Government Fiscal Year 2013 (GFY13), the first round of sequestration was triggered, reducing DoD accounts by $37,000,000. The NASA budget was under similar sequestration pressure but had greater flexibility to manage the reductions across the portfolio and decided to preserve funding for key priorities such as the Space Launch System (SLS).
In GFY14, the Administration faced the potential for an additional year of sequestration and deeper cuts requiring an additional reduction of $20 billion from the defense topline budget. The Budget Control Act Amendment adopted in December 2013 provided some relief to the deeper cuts required under sequestration in GFY14 and GFY15. For defense spending, the agreement effectively holds flat the topline budget at $499 billion for both GFY14 and GFY15, providing more than $30,000,000 in sequestration relief. For NASA, similar relief provided for non-defense discretionary spending should allow the NASA budget to remain flat over the same period at approximately $17,500,000 annually.
On January 17, 2014, Congress approved, and the President signed, the Omnibus Appropriations Act replacing the Continuing Resolution for the remainder of GFY14 and removing the threat of future government shutdowns during the year. Consistent with the budget deal, the Omnibus Appropriations Act funded the DoD at $499,000,000 and replaces the across-the-board sequestration cuts with specific reductions across most accounts. Total funding, and funding for most programs, remains flat at GFY13 levels. Overseas Contingency Operations funding was increased by $5,000,000 above the requested amount, providing some additional relief to the defense budget.

With the budget agreement now in place, sequestration (the after-the-fact across-the-board cuts) will be replaced in GFY15 with budget submissions expected to be in line with these lower funding levels and programs adjusted to fit the lower expected funding levels. Budget pressures, such as rising personnel costs despite significant force reductions in the Army and Marine Corps, will present challenges to modernization and research and development accounts. ATK is preparing for a period where force reductions and a winding-down of overseas contingency operations, coupled with reduced training cycles and fairly healthy inventory levels for many ammunition and missile items, will result in less demand in some categories of products.
The GFY15 President’s Budget submission, and Congressional action to date, is in line with expectations and ATK FY15 plans.  ATK has engaged with relevant offices and committees to assess issues and monitor the authorization and appropriations processes.  Final decisions on the GFY15 annual appropriations will not occur before ATK's FY15 third quarter. A Continuing Resolution at current funding levels is almost certain to extend through November 2015, and may extend into the next calendar year (ATK FY15 fourth quarter) pending election outcomes in November 2014.

The U.S. defense industry has experienced significant changes over the years. ATK's management believes that the key to ATK's continued success is to focus on performance, innovation, and affordability. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures mount on procurement and research and development accounts. ATK will concentrate on developing systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircraft and main battle tanks.
U.S. Government contracts are also dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. Government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which ATK participates, or any contract modification as a result of funding changes, could materially delay or terminate a program. This could have a material adverse effect on ATK's operating results, financial condition, or cash flows.
The Bipartisan Budget Act of 2013, which was signed by President Obama on December 26, 2013, reduced the allowable compensation costs for employees of government contractors to $487 from previous level of $952. The limit will be adjusted annually to reflect the change in the Employment Cost Index for all workers as calculated by the Bureau of Labor Statistics.   This Act limits the amount of compensation that ATK can propose and bill on contracts. The interim implementing rule was published in the Federal Register on June 24, 2014, and is effective for all contracts awarded after that date.  This new limit will be phased in as old contracts that are subject to the old limit are completed and new contracts subject to the new limit are received. Once fully phased in, ATK believes this Act will reduce the amount of cost ATK can bid and collect by approximately $9,000 per year.
Critical Accounting Policies
ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2014 (“fiscal 2014”). The accounting policies used in preparing ATK’s interim fiscal 2015 consolidated financial statements are the same as those described in ATK’s Annual Report.
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
More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
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
Acquisitions

On June 21, 2013, ATK acquired Caliber Company, parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, the company designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. The purchase price was $315,000 net of cash acquired, and the settlement of purchase price adjustments. ATK believes the acquisition complements ATK's growing portfolio of leading consumer brands and has allowed the Company to build upon its offerings with Savage's prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage's sales distribution channels, new product development, and sophistication in manufacturing will significantly increase ATK's presence with a highly relevant product offering to distributors, retailers and consumers. Savage employs approximately 600 employees and is included in ATK's Sporting Group. The purchase price allocation was completed during the first quarter of fiscal 2015.  None of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Savage are included in ATK’s consolidated financial statements at the date of acquisition. The purchase price for the acquisition has been allocated to the acquired assets and liabilities based on estimated fair value. Pro forma information on the results of operations for fiscal 2014 as if the acquisition had occurred at the beginning of fiscal 2014 is not being presented because the acquisition is not material to ATK for that purpose. Subsequent to June 21, 2013, ATK has recorded sales of approximately $41,847 and $6,400 for the quarters ended June 29, 2014 and June 30, 2013 respectively, and income before interest, income taxes, and noncontrolling interest of approximately $7,521 and $700 for the quarters ended June 29, 2014 and June 30, 2013 associated with the operations of this acquired business. The June 30, 2013 income before interest, income taxes, and noncontrolling interest reflects the expense of a portion of the $12,000 inventory step-up cost.

On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc. Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 in cash, subject to customary post-closing adjustments. ATK believes the acquisition broadened the Company's existing capabilities in the commercial shooting sports market and expands ATK's portfolio of branded shooting sports products. In addition, this transaction enables the Company to enter new sporting markets in golf and snow skiing. ATK will leverage Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalize on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees and is included in ATK's Sporting Group. The purchase price allocation will be completed within 12 months of the acquisition date. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Bushnell was included in ATK’s consolidated financial statements at the date of acquisition. Subsequent to November 1, 2013, ATK has recorded sales of approximately $124,778 for the quarter ended June 29, 2014, and income before interest, income taxes, and noncontrolling interest of approximately $5,321 for the quarter ended June 29, 2014 associated with the operations of this acquired business. Pro forma financial statement information has been included within Footnote 4.

There were no acquisitions during the first quarter of fiscal 2015.
Sales
The military small-caliber ammunition contract, which is reported within the Defense Group, contributed approximately 15% of total external sales during the quarter ended June 30, 2013. No contract contributed more than 10% of total external sales during the quarter ended June 29, 2014.
The following is a summary of each operating segment's sales:

	Quarters Ended
	June 29, 2014	June 30, 2013	$ Change	% Change
Aerospace Group	$332,920	$307,188	$25,732	8.4%
Defense Group	442,151	474,816	(32,665)	(6.9)%
Sporting Group	563,612	358,310	205,302	57.3%
Eliminations	(63,292)	(61,571)	(1,721)	2.8%
Total external sales	$1,275,391	$1,078,743	$196,648	18.2%
The fluctuation in sales was driven by the program-related changes within the operating segments as described below.
Aerospace Group.    The increase in sales was primarily driven by:

•	a $24,700 increase in Aerospace Structures division due to increased production on commercial aircraft programs.

•	a $11,300 increase in the Space Systems Operations division due to new commercial programs partially offset by a decrease in classified programs.
These increases were partially offset by a decrease of $14,100 in the Space Components division due to lower production volumes.
Defense Group.    The decrease in sales was primarily driven by a $31,400 decrease in Small Caliber Systems due to reduced volume as Company transitions to a new contract and impacts from federal budget reductions.
Sporting Group.    The increase in sales was primarily driven by:

•	a $160,200 increase due to the acquisition of Bushnell and Savage and

•	a $45,000 increase in ammunition and accessories products driven by increased volume for ammunition, partially offset by a reduced volume in accessories.
Corporate. The increase in intergroup eliminations is due to increased intergroup sales by the Defense Group.
Cost of Sales
The following is a summary of each operating segment's cost of sales:

	Quarters Ended
	June 29, 2014	June 30, 2013	$ Change	% Change
Aerospace Group	$265,345	$241,934	$23,411	9.7%
Defense Group	356,637	369,327	(12,690)	(3.4)%
Sporting Group	415,725	274,439	141,286	51.5%
Corporate/Eliminations	(72,901)	(48,969)	(23,932)	48.9%
Total cost of sales	$964,806	$836,731	$128,075	15.3%
The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Aerospace Group.    The increase in cost of sales was primarily driven by:

•	a $22,700 increase in the Aerospace Structures division due to increased production on commercial aircraft programs and

•
an $12,600 increase in the Space Systems Operations division due to new commercial programs and the absence of improved profit expectations in the prior year quarter, partially offset by a decrease in classified programs.

These increases were partially offset by a decrease of $10,300 in the Space Components division due to lower production volumes.
Defense Group.    The decrease in cost of sales was primarily driven by:

•
a $6,200 decrease in Small Caliber Systems due to reduced volume as programs neared completion and impacts from federal budget reductions, partially offset by absence of improved profit expectations in the prior year quarter, and

•	a $4,000 decrease in Missile Products division driven by lower volumes and completion of programs.
Sporting Group.    The increase in cost of sales was primarily driven by:

•	a $115,200 increase due to the acquisition of Bushnell and Savage and

•	a $26,700 increase in ammunition and accessories products driven by an increase in ammunition sales volume.
Corporate. The increase in corporate cost of sales eliminations was driven by increased intercompany transaction eliminations, lower pension expense and changes in environmental reserves.

Operating Expenses

	Quarters Ended
	June 29, 2014	As a % of Sales	June 30, 2013	As a % of Sales	$ Change
Research and development	$8,814	0.7%	$10,425	1.0%	$(1,611)
Selling	63,122	4.9%	42,764	4.0%	20,358
General and administrative	83,094	6.5%	63,198	5.9%	19,896
Total	$155,030	12.1%	$116,387	10.9%	$38,643
Operating expenses increased by $38,643 from the prior-year period. Research and development costs decreased from the prior-year period due to timing of expenditures in the Defense Group. Selling expenses increased primarily due to increased commissions as a result of the acquisition of Bushnell. General and administrative costs increased due to facility rationalization costs at Corporate and the addition of costs associated with the prior year acquisitions.
Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarters Ended
	June 29, 2014	June 30, 2013	Change
Aerospace Group	$38,378	$37,086	$1,292
Defense Group	45,144	62,088	(16,944)
Sporting Group	78,963	44,117	34,846
Corporate/Eliminations	(6,930)	(17,666)	10,736
Total	$155,555	$125,625	$29,930
The increase in income before interest, income taxes, and noncontrolling interest was due to increased sales. Significant changes within the operating segments are also described below.
Aerospace Group.    The increase was primarily driven by increased sales volume partially offset by the absence of profit improvement expectations in Space Systems Operations division in the prior-year quarter.
Defense Group.    The decrease is due to reduced sales volume and the absence of improved profit expectations in the prior year.
Sporting Group.    The increase primarily reflects higher sales volumes, Bushnell and Savage results, as well as product mix and the absence of facility rationalization costs in the prior year quarter.
Corporate.    The income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under the Financial Accounting Standards (FAS) and the expense calculated under U.S. Cost Accounting Standards (CAS), and the elimination of intercompany profits. The change from the prior year is driven by lower pension expenses, partially offset by facility rationalization costs, increased intercompany transaction eliminations, and costs associated with proposed transactions.
Net Interest Expense
Net interest expense for the quarter ended June 29, 2014 was $23,390, an increase of $9,567 compared to $13,823 in the comparable quarter of fiscal 2014. The increase was due to an increase in the average amount of debt outstanding as a result of the November 2013 acquisition of Bushnell.
Income Tax Provision

	Quarters Ended
	June 29, 2014	Effective Rate	June 30, 2013	Effective Rate	$ Change
Income tax provision	$46,498	35.2%	$39,661	35.5%	$6,837
ATK’s provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. ATK is currently analyzing the impact of these new regulations. ATK does not believe they will have a material impact on the Company's financial statements.
The income tax provisions for the quarters ended June 29, 2014 and June 30, 2013 represent effective tax rates of 35.2% and 35.5%, respectively. The decrease in the rate from the prior year quarter is primarily due to nondeductible acquisition-related costs in the prior year offset by the expiration of the Federal R&D tax credit.
ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2008. The IRS has completed the audits of ATK through fiscal 2010 and is currently auditing ATK's tax returns for fiscal years 2011 and 2012. ATK believes appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,677 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,286.
Net Income Before Noncontrolling Interest
Net income before noncontrolling interest for the quarter ended June 29, 2014 was $85,667, an increase of $13,526 compared to $72,141 in the first quarter of fiscal 2014. This change was driven by a $68,573 increase in gross profit, partially offset by a $38,643 increase in operating expenses, an increase of $9,567 in net interest expense, and an increase of $6,837 in income taxes over the prior-year quarter.
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
Cash Flow Summary
Following ATK’s normal profile, cash from operations was negative for the first quarter. Cash flows used for operations was $91,480 for the first quarter of fiscal 2014 compared to $135,763 for the first quarter of fiscal 2013. Cash flows used by operations included the impact of a reduction in pension contributions of $37,000 over the prior year quarter. Capital expenditures in the first quarter of fiscal 2015 were $29,501.

ATK's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows for the quarters ended June 29, 2014 and June 30, 2013 are summarized as follows:

	June 29, 2014	June 30, 2013
Cash flows used for operating activities	$(91,480)	$(135,763)
Cash flows used for investing activities	(27,333)	(338,325)
Cash flows provided by (used for) financing activities	(15,329)	156,084
Effect of foreign currency exchange rate fluctuations on cash	249	—
Net cash flows	$(133,893)	$(318,004)
Operating Activities.
Net cash used for operating activities decreased $44,283 as compared to the prior year. This decrease was driven by a reduction in pension contributions of $37,000 over the prior year quarter.
Investing Activities.
Net cash used for investing activities decreased $310,992, primarily due to the acquisition of Savage in the prior year quarter.
Financing Activities.
Net cash used for financing activities was $15,329 in the quarter ended June 29, 2014 compared to net cash provided by financing activities of $156,084 in the prior year quarter. This change of $171,413 was due to a decrease in the issuance of debt, partially offset by the lack of share repurchases.
Liquidity
In addition to ATK's normal operating cash requirements, the Company's principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends, any strategic acquisitions and the announced spin-off of the Sporting Group and the merger of ATK with Orbital. ATK's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK's debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility, as discussed further below. ATK's other debt service requirements consist of interest expense on its debt. Additional cash will be required to redeem all of the 3.00% Convertible Notes and 6.875% Notes as required under the Transaction Agreement. ATK believes the Company has sufficient liquidity to refinance those payments net of a dividend received as a result of the spin-off of the Sporting Group.
During the quarter ended June 29, 2014, ATK paid dividends totaling $10,219. On July 30, 2014, ATK's Board of Directors declared a quarterly cash dividend of $0.32 per share payable on September 25, 2014, to stockholders of record on September 3, 2014. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including the Company's earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. The Company cannot be certain that ATK will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
In fiscal 2014, ATK refinanced the Senior Credit Facility extending the debt maturities and adding additional capacity under the Company's revolving credit facility, which increased ATK's liquidity. Based on ATK's current financial condition, management believes that ATK's cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through ATK's revolving credit facilities, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future growth and service ATK's currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases and payment of dividends over the next 12 months.
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

Long-Term Debt and Credit Facilities
As of June 29, 2014, ATK had actual total indebtedness of $2,092,701, and the $700,000 Revolving Credit Facility provided for the potential of additional borrowings up to $540,659. There were no borrowings under the Revolving Credit Facility as of June 29, 2014, and ATK had outstanding letters of credit of $159,341, which reduced the amount available under the facility.
ATK's indebtedness at June 29, 2014 consisted of the following:

	June 29, 2014	March 31, 2014
Senior Credit Facility dated November 1, 2013:
Term A Loan due 2018	$997,375	$997,375
Term B Loan due 2020	249,375	249,375
Revolving Credit Facility due 2018	—	—
5.25% Senior Notes due 2021	300,000	300,000
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	195,951	199,440
Principal amount of long-term debt	2,092,701	2,096,190
Less: Unamortized discounts	1,285	3,212
Carrying amount of long-term debt	2,091,416	2,092,978
Less: current portion	247,666	249,228
Carrying amount of long-term debt, excluding current portion	$1,843,750	$1,843,750
See Note 12 "Long-Term Debt" to the condensed consolidated financial statements in Part I, Item 1 for a detailed discussion of these borrowings.
Senior Credit Facility
In fiscal 2014, ATK entered into a Third Amended and Restated Credit Agreement (the "2013 Senior Credit Facility"), which replaced its 2010 Senior Credit Facility. The 2013 Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature in 2018, and a Term Loan B of $250,000, which matures in 2020. The Term A Loan is subject to quarterly principal payments of $12,625 beginning on March 31, 2014, with the remaining balance due on November 1, 2018. The Term B Loan is subject to quarterly principal payments of $625 beginning on March 31, 2014, with the remaining balance due on November 1, 2020. As of June 29, 2014, ATK had no outstanding borrowings under the Revolving Credit Facility.
Subsequent to June 29, 2014, under the terms of the Senior Credit Facility, ATK exercised an option to increase the Term A Loan by $150,000 (the "Accordion"). ATK used the proceeds of the Accordion to partially finance the tender offer of the 3.00% Convertible Notes, as discussed below, and to repay $50,000 of the outstanding Term B Loan. Terms of the Accordion are the same as the existing Term A Loan with the exception of the maturity date, which is January 31, 2019, approximately three months after the existing Term A Loan. The Accordion is subject to annual principal payments of $7,500 each year, paid on a quarterly basis, with the balance due on January 31, 2019.
Substantially all domestic, tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's credit rating as of June 29, 2014, the base rate margin was 1.00% and the Eurodollar margin was 2.00%. ATK must also pay an annual commitment fee on the unused portion of the Revolving Credit Facility.
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
Subsequent to June 29, 2014, ATK purchased $187,635 of principal amount of these notes, for which ATK paid a total of $337,988 in cash, including accrued interest. Subsequent to that, under the terms of the indenture, ATK announced an offer to repurchase the remaining notes on August 15, 2014, as well as ATK's election to redeem any then remaining notes on August 20, 2104, in cash, for 100% of the principal amount plus any accrued but unpaid interest. Accordingly, holders may convert their notes into ATK common stock at a conversion rate of 13.1023 shares of ATK's common stock per $1 principal amount of these notes (a conversion price of $76.32).
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

	Senior Leverage Ratio*	Leverage Ratio*	Interest Coverage Ratio†
Requirement	3.00	4.00	3
Actual at June 29, 2014	1.52	2.59	9.17
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
Many of ATK's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The indentures governing the 5.25% Senior Notes, the 6.875% Notes, and the 3.00% Convertible Notes also impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. As of June 29, 2014, ATK was in compliance with the covenants in all of its debt agreements and expects to be in compliance for the foreseeable future.
Share Repurchases
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares may be purchased in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the quarter ended June 29, 2014, ATK repurchased no shares compared to 321,956 shares for $24,322 in the quarter ended June 30, 2013. In accordance with the Transaction Agreement ATK entered into on April 28, 2014, ATK will not repurchase any outstanding shares prior to the closing of the transaction.
Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of June 29, 2014, this limit was approximately $913,249. As of June 29, 2014, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.
Shelf Registration
On September 10, 2013, ATK filed a shelf registration statement with the Securities and Exchange Commission allowing ATK to issue an unspecified aggregate amount of debt and/or equity securities from time to time.
Other Contractual Obligations and Commitments
There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in ATK’s Annual Report on Form 10-K for fiscal 2014.
Contingencies
Litigation.    From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK's business. ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on the Company's net earnings in any particular quarter, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.25% and 1.50% as of June 29, 2014 and March 31, 2014, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	June 29, 2014		June 30, 2013
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(55,107)	$28,062	$(58,194)	$28,540
Unamortized discount	5,113	(2,388)	4,706	(2,152)
Present value amounts (payable) receivable	$(49,994)	$25,674	$(53,488)	$26,388

As of June 29, 2014, the estimated discounted range of reasonably possible costs of environmental remediation was $49,994 to $77,051.
ATK expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.
ATK has been identified as a potentially responsible party (“PRP”), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, ATK may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, the Company has concluded that these matters, individually or in the aggregate, will not have a material adverse effect on the Company's operating results, financial condition, or cash flows.
Other Contingencies. ATK is also subject to a number of other potential risks and contingencies. These risks and contingencies are described in Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
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

ATK, however, has been impacted by increases in the prices of raw materials used in production as well as rising oil and energy costs. In particular, the prices of commodity metals, such as lead, steel, zinc, and copper, continue to be volatile. These prices generally impact ATK's small-caliber ammunition and commercial ammunition businesses.
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
Significant increases in commodities can negatively impact operating results with respect to ATK's firm fixed-price contract to supply the DoD's small-caliber ammunition needs and ATK's sales within commercial ammunition. Depending on market conditions, ATK has entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the four-year small-caliber ammunition supply contract, as well as the new seven-year contract with the U.S. Army by the terms within that contract, which is expected to continue into 2019. ATK has entered into futures contracts and purchase orders for the current expected production requirements for fiscal 2015 for both the small-caliber ammunition supply contract and the production of a portion of commercial ammunition, thereby mitigating near-term market risk; however, if metal prices exceed pre-determined levels, the Defense and Sporting Groups' operating results could be adversely impacted.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See discussion within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section titled “Inflation and Commodity Price Risk.”
During Fiscal 2014, ATK completed the acquisition of Bushnell. As a result of this acquisition, ATK conducts business in various locations throughout the world and is subject to market risk due to changes in the value of foreign currencies in relation to ATK's reporting currency, the U.S. dollar. ATK may use derivative financial instruments to manage these risks. The functional currencies of the Company's foreign operating locations are the local currency in the country of domicile. ATK manages these operating activities at the local level, and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange rates. However, the Company's results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between those local currencies and the U.S. dollar. From time to time, ATK may enter in to short-duration foreign currency contracts to hedge foreign currency risks.
There have been no material changes in ATK’s market risk during the quarter ended June 29, 2014. For additional information, refer to Item 7A of Part II of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 29, 2014, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During fiscal 2014, ATK completed the acquisition of Bushnell, which is being integrated into ATK’s Sporting Group. As part of the Company's ongoing integration activities, ATK is continuing to incorporate the Company's controls and procedures into the Bushnell business and to augment ATK company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity. During the 3 months ended June 29, 2014 there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.
ATK’s report on the Company's internal control over financial reporting in the Annual Report on Form 10-K for the year ending March 31, 2014 included a scope exception that excluded the acquired Bushnell business in order for management to have sufficient time to evaluate and implement the Company's internal control over financial reporting. ATK’s report on the

Company's internal control over financial reporting in the Annual Report on Form 10-K for the year ending March 31, 2015 will not have this exception as the Company's internal controls over financial reporting will be implemented within the Bushnell business prior to March 31, 2015.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, ATK is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of ATK's business. ATK does not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on the Company's net earnings in any particular quarter, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.
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
ATK has been identified as a potentially responsible party (“PRP”), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, ATK may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, the Company has concluded that these matters, individually or in the aggregate, will not have a material adverse effect on the Company's operating results, financial condition, or cash flows.
The description of certain environmental matters contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contingencies,” is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
While ATK attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 describes all known material risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect ATK’s business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)*
April 1 - April 27	2,670	$139.03	—
April 28 - May 25	54,471	142.60	—
May 26 - June 29	1,717	128.77	—
Fiscal Quarter Ended June 29, 2014	58,858	$142.04	—	646,847
____________________________________________________________
* The maximum number of shares that may yet be purchased under the program was calculated using the ATK closing stock price of $136.60 on June 29, 2014.

(1)	The 58,858 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock and performance shares that were granted under ATK's incentive compensation plans.

(2)
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200 million worth of shares of ATK common stock, executable over the next two years. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. In the quarter ended June 29, 2014, ATK did not repurchase shares under this program. In accordance with the Transaction Agreement ATK entered into on April 28, 2014, ATK will not repurchase any outstanding shares prior to the closing of the transaction.

The discussion of limitations upon the payment of dividends as a result of the indentures governing ATK's debt instruments as discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Debt," is incorporated herein by reference.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
2.1	Transaction Agreement, dated as of April 28, 2014, among the Registrant, Vista Spinco Inc., Vista Merger Sub Inc. and Orbital Sciences Corporation (Exhibit 2.1 to Form 8-K dated April 28, 2014).

10.1
Incremental Term Facility Supplement, dated as of June 24, 2014, among the Registrant, as the Borrower; each Tranche A-1 Incremental Term Loan Lender party thereto; and Bank of America, N.A., as Administrative Agent (Exhibit 10.1 to Form 8-K dated June 30, 2014).

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

ALLIANT TECHSYSTEMS INC.
Date: August 8, 2014	By:	/s/ Neal S. Cohen
		Name:	Neal S. Cohen
		Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)