Form 10-Q
period 2014-09-28
ALLIANT TECHSYSTEMS INC
filed 2014-11-07
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 3, 2014, there were 31,931,013 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarter Ended		Six Months Ended
(Amounts in thousands except per share data)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Sales	$1,273,249	$1,142,381	$2,548,639	$2,221,122
Cost of sales	973,173	874,955	1,937,978	1,711,685
Gross profit	300,076	267,426	610,661	509,437
Operating expenses:
Research and development	10,016	11,801	18,830	22,226
Selling	60,122	46,899	123,244	89,664
General and administrative	69,260	60,460	152,354	123,658
Income before interest, income taxes, and noncontrolling interest	160,678	148,266	316,233	273,889
Interest expense	(23,359)	(15,242)	(46,775)	(29,132)
Interest income	19	23	44	91
Income before income taxes and noncontrolling interest	137,338	133,047	269,502	244,848
Income tax provision	42,148	40,376	88,645	80,037
Net income before noncontrolling interest	95,190	92,671	180,857	164,811
Less net income attributable to noncontrolling interest	81	80	150	183
Net income attributable to Alliant Techsystems Inc.	$95,109	$92,591	$180,707	$164,628
Alliant Techsystems Inc. earnings per common share:
Basic	$3.00	$2.92	$5.71	$5.18
Diluted	$2.97	$2.86	$5.54	$5.10
Cash dividends paid per common share	$0.32	$0.26	$0.64	$0.52
Alliant Techsystems Inc. weighted-average number of common shares outstanding:
Basic	31,689	31,671	31,666	31,781
Diluted	32,058	32,385	32,605	32,256

Net income before noncontrolling interest	$95,190	$92,671	$180,857	$164,811
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $2,954, $2,790, $5,909, and $5,620, respectively	(4,761)	(4,552)	(9,524)	(9,063)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(11,582), $(14,077), and $(23,165) $(28,396), respectively	18,640	22,968	37,281	45,694
Change in fair value of derivatives, net of tax benefit (expense) of $(407), $(2,097), $(2,508) and $1,721, respectively	650	3,222	4,006	(2,759)
Change in fair value of available-for-sale securities, net of tax benefit (expense) of $(54), $52, $(154), and $64, respectively	86	(83)	246	(103)
Change in cumulative translation adjustment, net of tax benefits of $5,593, $0, $4,844, and $0, respectively	(8,934)	—	(7,738)	—
Total other comprehensive income	5,681	21,555	24,271	33,769
Comprehensive income	100,871	114,226	205,128	198,580
Less comprehensive income attributable to noncontrolling interest	81	80	150	183
Comprehensive income attributable to Alliant Techsystems Inc.	$100,790	$114,146	$204,978	$198,397
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	September 28, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$42,668	$266,632
Net receivables	1,687,130	1,473,820
Net inventories	563,453	558,250
Deferred income tax assets	135,931	93,616
Other current assets	54,471	69,280
Total current assets	2,483,653	2,461,598
Net property, plant, and equipment	691,793	697,551
Goodwill	1,912,995	1,916,921
Net intangible assets	558,898	577,850
Deferred charges and other non-current assets	118,460	117,226
Total assets	$5,765,799	$5,771,146
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$159,997	$249,228
Accounts payable	316,806	315,605
Contract advances and allowances	118,600	105,787
Accrued compensation	86,486	128,821
Accrued income taxes	16,526	7,877
Other accrued liabilities	304,184	322,832
Total current liabilities	1,002,599	1,130,150
Long-term debt	1,923,503	1,843,750
Noncurrent deferred income tax liabilities	123,789	117,515
Postretirement and postemployment benefits liabilities	68,716	74,874
Accrued pension liability	520,064	557,775
Other long-term liabilities	121,269	124,944
Total liabilities	3,759,940	3,849,008
Commitments and contingencies (Notes 16)
Common stock—$.01 par value:
Authorized—180,000,000 shares, Issued and outstanding—31,931,354 shares at September 28, 2014 and 31,842,642 shares at March 31, 2014	319	318
Additional paid-in-capital	431,967	534,015
Retained earnings	2,949,533	2,789,264
Accumulated other comprehensive loss	(656,538)	(680,809)
Common stock in treasury, at cost—9,644,843 shares held at September 28, 2014 and 9,712,877 shares held at March 31, 2014	(730,135)	(731,213)
Total Alliant Techsystems Inc. stockholders' equity	1,995,146	1,911,575
Noncontrolling interest	10,713	10,563
Total equity	2,005,859	1,922,138
Total liabilities and equity	$5,765,799	$5,771,146
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(Amounts in thousands)	September 28, 2014	September 29, 2013
Operating Activities
Net income before noncontrolling interest	$180,857	$164,811
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	50,865	46,442
Amortization of intangible assets	16,925	7,106
Amortization of debt discount	3,212	3,619
Amortization of deferred financing costs	2,698	1,798
Deferred income taxes	(8,058)	3,577
Loss on disposal of property	1,319	1,581
Share-based plans expense	7,927	6,308
Excess tax benefits from share-based plans	(6,783)	(713)
Changes in assets and liabilities net of effects of business acquisitions:
Net receivables	(214,780)	(44,550)
Net inventories	(2,725)	(40,458)
Accounts payable	11,104	(129,474)
Contract advances and allowances	12,813	(8,756)
Accrued compensation	(46,690)	(49,880)
Accrued income taxes	25,905	27,983
Pension and other postretirement benefits	425	13,735
Other assets and liabilities	(10,499)	39,424
Cash provided by operating activities	24,515	42,553
Investing Activities
Capital expenditures	(59,699)	(52,262)
Acquisition of business, net of cash acquired	—	(313,963)
Proceeds from the disposition of property, plant, and equipment	2,174	5,363
Cash used for investing activities	(57,525)	(360,862)
Financing Activities
Borrowings on line of credit	410,000	235,000
Repayments of line of credit	(310,000)	(145,000)
Payments made on bank debt	(13,250)	(12,500)
Payments made to extinguish debt	(404,462)	—
Proceeds from issuance of long-term debt	150,000	—
Payments made for debt issue costs	(507)	—
Purchase of treasury shares	(8,451)	(48,259)
Dividends paid	(20,438)	(16,679)
Proceeds from employee stock compensation plans	—	656
Excess tax benefits from share-based plans	6,783	713
Cash provided by (used for) financing activities	(190,325)	13,931
Effect of foreign currency exchange rate fluctuations on cash	(629)	—
Decrease in cash and cash equivalents	(223,964)	(304,378)
Cash and cash equivalents at beginning of period	266,632	417,289
Cash and cash equivalents at end of period	$42,668	$112,911
Supplemental Cash Flow Disclosures:
Noncash operating and investing activities:
Capital expenditures included in accounts payable	$6,598	$2,775

   See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
For the Six Months Ended September 28, 2014
Balance, March 31, 2014	31,842,642	$318	$534,015	$2,789,264	$(680,809)	$(731,213)	$10,563	$1,922,138
Comprehensive income				180,707	24,271		150	205,128
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	29,497	—	(3,312)	—	—	3,312	—	—
Share-based compensation	—	—	7,927	—	—	—	—	7,927
Treasury Stock Purchased	—	—	—	—	—	—	—	—
Performance shares issued net of treasury stock withheld	59,193	—	(7,388)	—	—	1,581	—	(5,807)
Tax benefit related to share based plans and other	—	—	12,108	—	—	—	—	12,108
Dividends paid	—	—	—	(20,438)	—	—	—	(20,438)
Convertible debt premium, net of tax ($42,322)			(112,555)					(112,555)
Employee benefit plans and other	22	1	1,172	—	—	(3,815)	—	(2,642)
Balance, September 28, 2014	31,931,354	$319	$431,967	$2,949,533	$(656,538)	$(730,135)	$10,713	$2,005,859

For the Six Months Ended September 29, 2013
Balance, March 31, 2013	32,318,295	$323	$534,137	$2,483,483	$(828,304)	$(687,470)	$10,392	$1,512,561
Comprehensive income				164,628	33,769		183	198,580
Exercise of stock options	11,873	—	(227)	—	—	883	—	656
Restricted stock grants	74,162	—	(5,969)	—	—	5,969	—	—
Share-based compensation	—	—	6,308	—	—	—	—	6,308
Treasury stock purchased	(574,669)	—	—	—	—	(48,259)	—	(48,259)
Performance shares issued net of treasury stock withheld	31,618	—	(3,541)	—	—	2,329	—	(1,212)
Tax benefit related to share based plans and other	—	—	3,934	—	—	—	—	3,934
Dividends paid	—	—	—	(16,679)	—	—	—	(16,679)
Employee benefit plans and other	(3,305)	(4)	373	—	—	(647)	—	(278)
Balance, September 29, 2013	31,857,974	$319	$535,015	$2,631,432	$(794,535)	$(727,195)	$10,575	$1,655,611
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter and Six Months Ended September 28, 2014
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (“fiscal 2014”). Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of September 28, 2014, and its results of operations for the quarters and six months ended September 28, 2014 and September 29, 2013, and cash flows for the six months ended September 28, 2014 and September 29, 2013.

On April 28, 2014, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Vista SpinCo Inc., a Delaware corporation and a wholly owned subsidiary of ATK (“Sporting”), Vista Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of ATK, and Orbital Sciences Corporation, a Delaware corporation (“Orbital”), providing for the tax-free spin-off of the Sporting Group business to ATK stockholders (the “Distribution”), which will be immediately followed by a tax-free merger of Vista Merger Sub Inc. with and into Orbital (the “Merger” and together with the Distribution, the “Transaction”), with Orbital surviving the Merger as a wholly owned subsidiary of ATK. The Sporting Group continues to be included as part of continuing operations.

An unfortunate failure occurred during Orbital Sciences Corporation's Antares launch on October 28, 2014. ATK is conducting a thorough evaluation of any potential implications resulting from this incident, including current operating plans, long-term strategies, and the proposed transaction to merge the company's Aerospace and Defense businesses with Orbital.

Sales, expenses, cash flows, assets, and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its fiscal 2014 Annual Report on Form 10-K.

2. New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. This guidance is effective for periods beginning after December 15, 2016 and early application is not permitted. ATK is in the process of evaluating the impact this standard will have on the Company. Other new pronouncements issued but not effective for the Company until after September 28, 2014 are not expected to have a material impact on the Company's continuing financial position, results of operations, or liquidity.
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
Investments in marketable securities—ATK's investments in marketable securities represent investments held in a common collective trust ("CCT") that primarily invests in fixed income securities which are used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities is included within other current assets and deferred charges and other non-current assets on the consolidated balance sheets.
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing, interest rate risk, and foreign currency risk, ATK periodically utilizes commodity, interest rate, and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 7, ATK has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. During fiscal 2014, ATK entered into five interest rate swaps. These swaps are valued based on future LIBOR rates and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. During the quarter ended September 28, 2014 the Company entered into various foreign currency forward contracts. There were no foreign currency derivatives outstanding as of March 31, 2014.
Long-term debt—The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate debt is based on market quotes for each issuance. ATK consideres these to be Level 2 instruments.
The following table sets forth by level within the fair value hierarchy ATK's financial assets and liabilities that are measured at fair value on a recurring basis:

	As of September 28, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$11,199	$—
Derivatives	—	1,794	—
Liabilities
Derivatives	$—	$3,412	$—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Fair Value of Financial Instruments (Continued)

	As of March 31, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	$10,130	$—
Derivatives	—	328	—
Liabilities
Derivatives	$—	$8,459	$—
The following table presents ATK's assets and liabilities that are not measured at fair value on a recurring basis:

	As of September 28, 2014		As of March 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$650,000	$678,752	$846,228	$1,062,078
Variable rate debt	1,433,500	1,433,003	1,246,750	1,247,062
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

Bushnell Acquisition

On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc. ("Bushnell"). Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 net of cash acquired, subject to customary post-closing adjustments. ATK believes the acquisition broadened the Company's existing capabilities in the commercial shooting sports market and expands the portfolio of branded shooting sports products. In addition, this transaction enables the Company to enter new sporting markets in golf and snow skiing. ATK will leverage Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalize on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees and is included in ATK's Sporting Group. The purchase price has been preliminarily allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to working capital adjustments, certain contingent liabilities and income tax-related items. ATK expects the purchase price allocation to be completed in the third quarter of fiscal 2015. A portion of the goodwill generated in this acquisition will be deductible for tax purposes. ATK has recorded sales of approximately $144,794 and $269,572 for the quarter and six months ended September 28, 2014, respectively and income before interest, income taxes, and noncontrolling interest of

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Acquisitions (Continued)

approximately $15,051 and $20,371 for the quarter and six months ended September 28, 2014 associated with the operations of this acquired business which reflects transition costs.

Preliminary Allocation of Consideration Transferred to Net Assets Acquired:
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Bushnell acquisition. The final determination of the fair value of certain assets and liabilities will be completed in the third quarter of fiscal 2015. The size and breadth of the Bushnell acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including the significant contractual and operational factors underlying the trade name and customer relationship intangible assets, the assumptions utilized on certain reserves such as those for inventory obsolescence, the assumptions used in transfer pricing analysis, and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below:

Purchase price net of cash acquired:
Cash paid		$985,000
Cash paid for additional working capital		4,185
Total purchase price		989,185
Fair value of assets acquired:
Net receivables	$104,312
Net inventories	162,254
Tradename, technology, and customer relationship intangibles	364,843
Property, plant, and equipment	25,080
Other assets	10,938
Total assets	667,427
Fair value of liabilities assumed:
Accounts payable	80,092
Deferred income tax liabilities	76,181
Other liabilities	30,025
Total liabilities	$186,298
Net assets acquired		481,129
Preliminary goodwill		$508,056

Supplemental Pro Forma Data:

ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Bushnell are included in ATK’s consolidated financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the quarter and six months ended September 29, 2013 present consolidated information as if the acquisition had been completed on April 1, 2012. The pro forma results were calculated by combining the results of ATK with the stand-alone results of Bushnell for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	Quarter Ended	Six Months Ended
	September 29, 2013	September 29, 2013
Sales	$1,299,281	$2,846,800
Net income attributable to Alliant Techsystems Inc.	78,906	194,657
Basic earnings per common share	2.49	6.12
Diluted earnings per common share	2.44	6.03

There were no acquisitions during fiscal 2015.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

5. Goodwill, Net Intangible Assets, and Deferred Charges and Other Non-Current Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Aerospace Group	Defense Group	Sporting Group	Total
Balance, March 31, 2014	$676,516	$366,947	$873,458	$1,916,921
Opening balance sheet adjustments	—	—	3,164	3,164
Effect of foreign currency exchange rates	—	—	(7,090)	(7,090)
Balance, September 28, 2014	$676,516	$366,947	$869,532	$1,912,995

The acquisitions in the Sporting Group related to the final purchase price allocation adjustments to the original purchase price allocation for Savage and the preliminary purchase price allocation for Bushnell as previously discussed.
The goodwill recorded within Aerospace Group above is presented net of $108,500 of accumulated impairment losses.
Included in Net intangible assets as of September 28, 2014 and March 31, 2014 are $204,298 of other intangible assets consisting of trademarks and brand names that are not being amortized as their estimated useful lives are considered indefinite and amortizing assets, as follows:

	September 28, 2014			March 31, 2014
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade name	$184,660	$(27,991)	$156,669	$184,660	$(21,723)	$162,937
Patented technology	33,389	(12,126)	21,263	33,389	(10,325)	23,064
Customer relationships and other	224,078	(47,410)	176,668	226,105	(38,554)	187,551
Total	$442,127	$(87,527)	$354,600	$444,154	$(70,602)	$373,552

The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.9 years. Amortization expense for the quarter and six months ended September 28, 2014 was $8,556 and $16,925, respectively. Amortization expense for the quarter and six months ended September 29, 2013 was $4,372 and $7,106, respectively. ATK expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2015	$17,056
Fiscal 2016	32,712
Fiscal 2017	30,422
Fiscal 2018	30,422
Fiscal 2019	27,678
Thereafter	216,310
Total	$354,600

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
5. Goodwill, Net Intangible Assets, and Deferred Charges and Other Non-Current Assets (Continued)

Deferred charges and other non-current assets consist of the following:

	September 28, 2014	March 31, 2014
Gross debt issuance costs	$28,493	$28,356
Less accumulated amortization	(6,412)	(4,084)
Net debt issuance costs	22,081	24,272
Parts inventory	10,550	10,921
Environmental remediation receivable	22,116	22,128
Derivative contracts	302	328
Other non-current assets	63,411	59,577
Total deferred charges and other non-current assets	$118,460	$117,226

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

6. Earnings Per Share Data
 Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK's Convertible Senior Subordinated Notes (see Note 12) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS. In computing EPS for the quarter and six months ended September 28, 2014 and September 29, 2013 earnings, as reported for each respective period, is divided by (in thousands):

	Quarters Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Basic EPS shares outstanding	31,689	31,671	31,666	31,781
Dilutive effect of stock-based awards	314	224	336	222
Dilutive effect of contingently issuable shares	55	490	603	253
Diluted EPS shares outstanding	32,058	32,385	32,605	32,256
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	44	3	44	8

7. Derivative Financial Instruments
ATK is exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials and energy,

•	interest rates, and

•	foreign currency exchange risks.
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
ATK entered into interest rate swaps in fiscal 2014 whereby the Company pays a fixed rate on a total notional amount of $400,000 and receive one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. The Company performs assessments of the effectiveness of hedge instruments on a quarterly basis and during fiscal 2015 and 2014 determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. At September 28, 2014, three of the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties, and two of the outstanding swap agreements were in a net asset position which would require the counterparties to make the net settlement payments to ATK. ATK does not anticipate nonperformance by the Company's counterparties. ATK does not hold or issue derivative financial instruments for trading purposes.
ATK entered into various foreign currency forward contracts during fiscal 2015. The contracts are used to hedge forecasted inventory purchases and subsequent payments, or customer receivables, denominated in foreign currencies and were designated and qualified as effective cash flow hedges. Ineffectiveness with respect to forecasted inventory purchases was

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Derivative Financial Instruments (continued)

calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement.
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
As of September 28, 2014, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	18,550,000
Zinc	7,385,000
As of September 28, 2014, ATK had three outstanding interest rate swaps with notional amounts of $100,000 each with maturity dates in August 2016, 2017, and 2018, as well as two interest rate swaps with notional amounts of $50,000 each with maturity dates in November 2016 and 2017. See footnote 12 for additional information.
As of September 28, 2014, ATK had outstanding foreign currency forward contracts in place for the following amounts:

Notional Amount of Currency
Purchase foreign currency
Euro	6,295
Sale of foreign currency
Euro	11,458
British Pound Sterling	3,043

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Derivative Financial Instruments (continued)

The table below presents the fair value and location of ATK's derivative instruments designated as hedging instruments in the consolidated balance sheets.

		Asset Derivatives Fair value as of		Liability Derivatives Fair value as of
	Location	September 28, 2014	March 31, 2014	September 28, 2014	March 31, 2014
Commodity forward contracts	Other current assets / other accrued liabilities	$668	$—	$1,516	$6,212
Commodity forward contracts	Deferred charges and other non-current assets / other long-term liabilities	—	—	—	176
Interest rate contracts	Deferred charges and other non-current assets / other long-term liabilities	302	328	1,850	2,071
Foreign currency forward contracts	Other current assets/ other accrued liabilities	824	—	44	—
Foreign currency forward contracts	Deferred charges and other non-current assets / other long term liabilities	—	—	2	—
Total		$1,794	$328	$3,412	$8,459
Due to the nature of ATK's business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by ATK.
For the periods presented below, the derivative gains and losses in the consolidated statements of comprehensive income related to commodity forward contracts, interest rate swaps, and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) reclassified from Accumulated other comprehensive income (loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Quarter Ended September 28, 2014
Commodity forward contracts	Cost of Sales	$752	Cost of Sales	$—
Interest rate contracts	Interest expense	(929)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
Quarter Ended September 29, 2013
Commodity forward contracts	Cost of Sales	$(642)	Cost of Sales	$—
Interest rate contracts	Interest expense	—	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—

Six Months Ended September 28, 2014
Commodity forward contracts	Cost of Sales	$(1,772)	Cost of Sales	$—
Interest rate contracts	Interest expense	(1,970)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
Six Months Ended September 29, 2013
Commodity forward contracts	Cost of Sales	$(1,608)	Cost of Sales	$(1,637)
Interest rate contracts	Interest expense	—	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Derivative Financial Instruments (continued)

All derivatives used by ATK during the periods presented were designated as hedging instruments.
During six months ended September 29, 2013 there was a loss of $1,637 respectively, recognized in earnings as a result of ineffectiveness on forward contracts for copper and zinc. ATK expects that the remaining unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) ("AOCI"), net of income taxes, are as follows:

	September 28, 2014	March 31, 2014
Derivatives	$(1,016)	$(5,022)
Pension and other postretirement benefit liabilities	(647,357)	(675,114)
Cumulative translation adjustment	(9,243)	832
Available-for-sale securities	1,078	(1,505)
Total accumulated other comprehensive loss	$(656,538)	$(680,809)
The following table summarizes the changes in the balance of AOCI, net of income tax:

	Quarter Ended September 28, 2014					Six Months Ended September 28, 2014
	Derivatives	Pension and other postretire-ment benefits	Available for sale securities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretire-ment benefits	Available for sale securities	Cumulative translation adjustment	Total
Beginning of period unrealized gain (loss) in AOCI	$(1,666)	$(661,236)	$992	$(309)	$(662,219)	$(5,022)	$(675,114)	$832	$(1,505)	$(680,809)
Net decrease in fair value of derivatives	541	—	—	—	541	1,705	—	—	—	1,705
Net losses reclassified from AOCI, offsetting the price paid to suppliers ±	109	—	—	—	109	2,301	—	—	—	2,301
Net actuarial losses reclassified from AOCI #	—	18,640	—	—	18,640	—	37,281	—	—	37,281
Prior service costs reclassified from AOCI #	—	(4,761)	—	—	(4,761)	—	(9,524)	—	—	(9,524)
Net change in cumulative translation adjustment	—	—	—	(8,934)	(8,934)	—	—	—	(7,738)	(7,738)
Other	—	—	86	—	86	—	—	246	—	246
End of period unrealized gain (loss) in AOCI	$(1,016)	$(647,357)	$1,078	$(9,243)	$(656,538)	$(1,016)	$(647,357)	$1,078	$(9,243)	$(656,538)
± Amounts related to ATK derivative instruments that were reclassified from AOCI were recorded as a component of cost of sales for each period presented.
# Amounts related to ATK pension and other postretirement benefits that were reclassified from AOCI were recorded as a component of net periodic benefit cost for each period presented (Note 13).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
8. Accumulated Other Comprehensive Income (Continued)

	Quarter Ended September 29, 2013				Six Months Ended September 29, 2013
	Derivatives	Pension and other postretire-ment benefits	Available for sale securities	Total	Derivatives	Pension and other postretire-ment benefits	Available for sale securities	Total
Beginning of period unrealized gain (loss) in AOCI	$(8,173)	$(808,683)	$766	$(816,090)	$(2,192)	$(826,898)	$786	$(828,304)
Net decrease in fair value of derivatives	2,827	—	—	2,827	(4,743)	—	—	(4,743)
Net losses reclassified from OCI, offsetting the price paid to suppliers ±	395	—	—	395	985	—	—	985
Net losses reclassified from OCI, due to ineffectiveness ±	—	—	—	—	999	—	—	999
Net actuarial losses reclassified from AOCI #	—	22,968	—	22,968	—	45,694	—	45,694
Prior service costs reclassified from AOCI #	—	(4,552)	—	(4,552)	—	(9,063)	—	(9,063)
Other	—	—	(83)	(83)	—	—	(103)	(103)
End of period unrealized gain (loss) in AOCI	$(4,951)	$(790,267)	$683	$(794,535)	$(4,951)	$(790,267)	$683	$(794,535)
± Amounts related to our derivative instruments that were reclassified from AOCI were recorded as a component of cost of sales for each period presented.
# Amounts related to our pension and other postretirement benefits that were reclassified from AOCI were recorded as a component of net periodic benefit cost for each period presented (Note 13).

9. Net Receivables
Net receivables, including amounts due under long-term contracts ("contract receivables"), are summarized as follows:

	September 28, 2014	March 31, 2014
Billed receivables	$604,256	$479,950
Unbilled receivables	1,067,603	979,640
Other	15,271	14,230
Net receivables	$1,687,130	$1,473,820
Receivable balances are shown net of customer progress payments received of $487,707 as of September 28, 2014 and $527,670 as of March 31, 2014.
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
As of September 28, 2014 and March 31, 2014, the net receivable balance includes contract related unbilled receivables that ATK does not expect to collect within the next fiscal year of $270,600 and $264,400, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Net Inventories
Net inventories consist of the following:

	September 28, 2014	March 31, 2014
Raw materials	$165,422	$136,414
Work/contracts in process	141,444	150,071
Finished goods	256,587	271,765
Net inventories	$563,453	$558,250
11. Other Accrued Liabilities
The major categories of other current and long-term accrued liabilities are as follows:

	September 28, 2014	March 31, 2014
Employee benefits and insurance, including pension and other postretirement benefits	$77,117	$65,858
Warranties	18,754	19,080
Interest	12,381	8,341
Environmental remediation	6,236	8,550
Rebates	27,857	17,593
Deferred lease obligations	22,323	26,257
Derivative contracts	1,560	6,212
Federal excise tax	31,803	35,892
Other	106,153	135,049
Total other accrued liabilities—current	$304,184	$322,832
Environmental remediation	$43,884	$44,938
Management nonqualified deferred compensation plans	15,283	17,043
Non-current portion of accrued income tax liabilities	23,204	18,659
Deferred lease obligations	19,639	19,791
Other	19,259	24,513
Total other long-term liabilities	$121,269	$124,944
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

Balance, March 31, 2014	$19,080
Payments made	1,139
Warranties issued	(686)
Changes related to preexisting warranties	(426)
Balance, June 29, 2014	$19,107
Payments made	(1,852)
Warranties issued	2,233
Changes related to preexisting warranties	(734)
Balance, September 28, 2014	$18,754

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

12. Long-term Debt

Long-term debt, including the current portion, consisted of the following:

	September 28, 2014	March 31, 2014
Senior Credit Facility dated November 1, 2013 (1):
Term A Loan due 2018	$984,750	$997,375
Term A Loan due 2019	150,000	—
Term B Loan due 2020	198,750	249,375
Revolving Credit Facility due 2018	100,000	—
5.25% Senior Notes due 2021 (2)	300,000	300,000
6.875% Senior Subordinated Notes due 2020 (3)	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024 (4)	—	199,440
Principal amount of long-term debt	2,083,500	2,096,190
Less: Unamortized discounts	—	3,212
Carrying amount of long-term debt	2,083,500	2,092,978
Less: Current portion	159,997	249,228
Carrying amount of long-term debt, excluding current portion	$1,923,503	$1,843,750
(1) In fiscal 2014, ATK entered into a Third Amended and Restated Credit Agreement (the "2013 Senior Credit Facility"), which replaced its 2010 Senior Credit Facility. The 2013 Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature on November 1, 2018, and a Term B Loan of $250,000, which matures on November 1, 2020. The Term A Loan is subject to quarterly principal payments of $12,625, with the remaining balance due on November 1, 2018. Under the terms of the 2013 Senior Credit Facility, ATK exercised its option to increase the Term A Loan by $150,000 (the "Accordion") during the quarter ended September 28, 2014. Proceeds of the Accordion were used to partially finance the redemption of the 3.00% Convertible Notes, as discussed below. Terms of the Accordion are the same as the existing Term A Loan with the exception that it will mature on January 31, 2019, approximately three months after the existing Term A Loan. The Accordion is subject to quarterly principal payments of $1,875, with the balance due on January 31, 2019. During the quarter ended September 28, 2014, ATK also repaid $50,000 of its Term B Loan. The Term B Loan is now subject to quarterly principal payments of $499, with the remaining balance due on November 1, 2020. Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the 2013 Senior Credit Facility. Borrowings under the 2013 Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's current credit rating, the current base rate margin is 1.00% and the current Eurodollar margin is 2.00%. The weighted average interest rate for the Term A Loan, after taking into account the interest rate swaps discussed below, was 2.52% at September 28, 2014. ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on ATK's current rating, this fee is currently 0.30%. As of September 28, 2014, ATK had $100,000 of borrowings against its $700,000 Revolving Credit Facility and had outstanding letters of credit of $186,698, which reduced amounts available on the Revolving Credit Facility to $413,302. Debt issuance costs totaling approximately $19,000 are being amortized over the term of each related Term Loan.
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
(4) In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the "3.00% Convertible Notes") that were scheduled to mature on August 15, 2024. During the quarter ended September 28, 2014, ATK retired these notes and paid a total of approximately $354,000 in cash for $199,440 in principal amount. The amount paid in excess of the principal balance was recorded as a reduction to additional paid in capital of approximately $154,000 in the second quarter. The convertible shares had an impact on diluted shares outstanding for the quarter ended September 28, 2014 and September 29, 2013 of 55,000 and 490,000, respectively, because ATK's average stock price exceeded the conversion price during each of those periods.
See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

Interest Rate Swaps
During fiscal 2014, ATK entered into five floating-to-fixed interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates. As of September 28, 2014, ATK had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(401)	0.87%	0.16%	August 2016
Non-amortizing swap	$100,000	$(551)	1.29%	0.16%	August 2017
Non-amortizing swap	$100,000	$(836)	1.69%	0.16%	August 2018
Non-amortizing swap	$50,000	$136	0.65%	0.16%	November 2016
Non-amortizing swap	$50,000	$167	1.10%	0.16%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
Rank and Guarantees
The 5.25% Notes rank senior in right of payment to the 6.875% Notes, both of which are subordinated in right of payment to all existing and future senior secured indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. The parent company has no independent assets or operations. As a result of the acquisition of Bushnell during the third quarter of fiscal 2014, ATK's non-guarantor subsidiaries become more than minor. See footnote 20 for consolidating financial information of the guarantor and non-guarantor subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior or senior subordinated obligations, as applicable, of the applicable subsidiary guarantors. The guarantee by any Subsidiary Guarantor of ATK’s obligations in respect of the 5.25% Notes and the 6.875% Notes will be released in each of the following circumstances:

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Long-term Debt (Continued)

Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of fiscal 2015	$44,998
Fiscal 2016	59,997
Fiscal 2017	59,997
Fiscal 2018	59,997
Fiscal 2019 +	1,019,247
Thereafter	839,264
Total	$2,083,500
+ This balance includes $100,000 of borrowings on the Revolving Credit Facility which has been classified as current as ATK intends to repay the balance within the next 12 months.
ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 51% and 52% as of September 28, 2014 and March 31, 2014, respectively.
Covenants and Default Provisions
ATK's Senior Credit Facility and the indentures governing the 5.25% Notes and the 6.875% Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. ATK’s 5.25% Notes and its 6.875% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of September 28, 2014, this limit was approximately $952,000. The 2013 Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio, a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio. Many of ATK's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the 2013 Senior Credit Facility are subject to compliance with these covenants. As of September 28, 2014, ATK was in compliance with the financial covenants.
Cash Paid for Interest on Debt
Cash paid for interest totaled $36,340 and $45,931 in the six months ended September 28, 2014, and September 29, 2013.

Table of Content
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

13. Employee Benefit Plans
The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter Ended		Six Months Ended
Components of Net Periodic Benefit Cost	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$5,849	$8,691	$11,698	$17,382
Interest cost	32,596	32,563	65,193	65,127
Expected return on plan assets	(41,803)	(40,278)	(83,607)	(80,556)
Amortization of unrecognized net loss	29,814	36,473	59,629	72,945
Amortization of unrecognized prior service cost	(5,622)	(5,246)	(11,245)	(10,492)
Net periodic benefit cost	$20,834	$32,203	$41,668	$64,406

	Other Postretirement Benefits
	Quarter Ended		Six Months Ended
Components of Net Periodic Benefit Cost	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$1	$2	$2	$4
Interest cost	1,203	1,302	2,407	2,603
Expected return on plan assets	(888)	(855)	(1,776)	(1,709)
Amortization of unrecognized net loss	409	572	818	1,144
Amortization of unrecognized prior service cost	(2,094)	(2,095)	(4,188)	(4,190)
Net periodic benefit income	$(1,369)	$(1,074)	$(2,737)	$(2,148)
Employer Contributions. During the six months ended September 28, 2014, ATK contributed $29,200 directly to the pension trust and $1,795 directly to retirees under its nonqualified supplemental executive retirement plan. ATK also contributed $5,602 to its other postretirement benefit plans. ATK anticipates making additional contributions to the pension trust of approximately $51,200 during the remainder of FY 2015. ATK also anticipates making additional contributions of approximately $2,705 directly to retirees under the nonqualified plan and $5,204 to its other postretirement benefit plans during the remainder of fiscal 2015.
14. Income Taxes
ATK’s provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
The income tax provisions for the quarters ended September 28, 2014 and September 29, 2013 represent effective tax rates of 30.7% and 30.3%, respectively. The increase in the rate from the prior year quarter is primarily due to a prior year revaluation of unrecognized tax benefits due to proposed Internal Revenue Service ("IRS") regulations and the true-up of prior-year taxes partially offset by the benefit from an initiative resulting in a tax basis adjustment, settlement of the examination by the IRS of the fiscal 2011 and 2012 tax returns and prior year period discrete revaluation of deferred tax assets caused by a change in state tax law.
The income tax provisions for the six months ended September 28, 2014 and September 29, 2013 represent effective tax rates of 32.9% and 32.7%, respectively. The increase in the rate from the prior year period is primarily due to a prior year revaluation of unrecognized tax benefits due to proposed IRS regulations, true-up of prior-year taxes and the expiration of the research and development tax credit partially offset by the benefit from an initiative resulting in a tax basis adjustment, settlement of the examination by the IRS of the fiscal 2011 and 2012 tax returns and prior year period discrete revaluation of deferred tax assets caused by a change in state tax law.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Income Taxes (Continued)

ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2008. The IRS has completed the audits of ATK for fiscal 2011 and 2012 during the quarter. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $1,702 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,415.
15. Stock-based Compensation
ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
Total pretax stock-based compensation expense of $4,066 and $3,296 was recognized during the quarters ended September 28, 2014 and September 29, 2013, respectively. Total pre-tax stock-based compensation expense of $7,927 and $6,308 was recognized during the six months ended September 28, 2014 and September 29, 2013, respectively.
The total income tax benefit recognized in the income statement for share-based compensation was $1,560 and $1,252 during the quarters ended September 28, 2014 and September 29, 2013, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $3,042 and $2,421 during the six months ended September 28, 2014 and September 29, 2013, respectively.
ATK sponsors three stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, and the 2005 Stock Incentive Plan. As of September 28, 2014, ATK has authorized up to 3,982,360 common shares under the 2005 Stock Incentive Plan, of which 997,255 common shares are available to be granted. No new grants will be made out of the other two plans.
There are four types of awards outstanding under ATK's stock incentive plans: performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards and TSR awards, grant of restricted stock, or exercise of stock options.
As of September 28, 2014, there were up to 279,871 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares:

•	up to 102,848 shares will become payable only upon achievement of certain financial performance goals, including sales and return on invested capital for the fiscal 2013 through fiscal 2015 period;

•	up to 94,926 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2014 through fiscal 2016 period; and

•	up to 82,097 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2015 through fiscal 2017 period.
There were 54,489 shares earned during fiscal 2014 upon achievement of certain financial performance goals, including EPS, for the fiscal 2012 through fiscal 2014 period, which were distributed or deferred in May 2014. As other financial performance goals were not met, 165,951 shares were forfeited during fiscal 2014.
As of September 28, 2014, there were up to 27,366 shares reserved for TSR awards for key employees. ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. There were no TSR awards granted during the six months ended September 28, 2014.
Of the shares reserved for TSR awards for key employees, 27,366 shares will become payable upon satisfaction of the market conditions stipulated for the fiscal 2015 through 2017 period.

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
Restricted stock granted to non-employee directors and certain key employees totaled 39,499 shares during the six months ended September 28, 2014. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of ATK's common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. There were no stock options granted during the six months ended September 28, 2014. The weighted average fair value of options granted was $23.00 during the six months ended September 29, 2013.
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
Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At September 28, 2014, based on progress to date on certain contracts, there is approximately $29,188 included in unbilled receivables for contract claims compared to $35,113 as of March 31, 2014.
Environmental Liabilities.    ATK's operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or noncompliance with environmental permits.
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.00% and 1.5% as of September 28, 2014 and March 31, 2014, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Contingencies (Continued)

	September 28, 2014		March 31, 2014
	Payable	Receivable	Payable	Receivable
Amounts (payable) receivable	$(53,945)	$27,514	$(58,194)	$28,540
Unamortized discount	3,825	(1,789)	4,706	(2,152)
Present value amounts (payable) receivable	$(50,120)	$25,725	$(53,488)	$26,388
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as non-current. Of the $50,120 discounted liability as of September 28, 2014, $6,236 was recorded within other current liabilities and $43,884 was recorded within other long-term liabilities. Of the $25,725 discounted receivable, ATK recorded $3,609 within other current assets and $22,116 within other non-current assets. As of September 28, 2014, the estimated discounted range of reasonably possible costs of environmental remediation was $50,120 to $78,938.
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
17. Share Repurchases
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the quarter ended September 29, 2013, ATK repurchased 253,073 shares for $23,937. During the six months ended September 29, 2013, ATK repurchased 574,669 shares for $48,259. In accordance with the Transaction Agreement ATK entered into on April 28, 2014, ATK will not repurchase any outstanding shares prior to the closing of the Transaction.
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
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company’s consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $24,406 and $45,293 for the quarters ended September 28, 2014 and September 29, 2013, respectively. The current quarter adjustments were primarily driven by higher profit expectations across all divisions. The prior year quarter adjustments were primarily driven by higher profit expectations of $21,816 in Small Caliber Systems division due

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
18. Change in Estimates (Continued)

to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and improved profit expectations for programs in Aerospace Structures division.
Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $47,524 and $69,139 for the six months ended September 28, 2014 and September 29, 2013, respectively. The current year six-month period adjustments were primarily driven by higher profit expectations in Space Systems Operations division. The prior year six-month period adjustments were primarily driven by higher profit expectations of $32,900 in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and for programs in Space Systems Operations and Aerospace Structures division.
19. Realignment Obligations
In May 2014, ATK consolidated its Eden Prairie, Minnesota corporate facility. In conjunction with this consolidation, ATK incurred realignment charges in the first quarter of fiscal 2015. The charges related primarily to the fair value of the remaining lease rentals, asset impairment charges, and costs associated with facility reconfiguration. In the quarter and six months ended September 29, 2013, ATK incurred realignment expenses of approximately $2,900 and $5,400, respectively, associated with restructuring and facility rationalization costs in tactical military accessories within the Sporting Group. The charges related primarily to termination benefits offered to employees, asset impairment charges, and costs associated with the closure of certain facilities. ATK had no realignment liability as of March 31, 2014. The following table summarizes ATK’s realignment liability activity during fiscal 2015 related to the remaining lease rentals and relocation and other costs that were recorded in General and administrative expense:

	Remaining lease rentals	Asset impairment	Facility closure and other costs	Total

Balance, March 31, 2014	$—	$—	$—	$—
Expense	6,774	2,465	1,385	10,624
Cash paid	—	—	(1,385)	(1,385)
Noncash settlements	—	(2,465)	—	(2,465)
Balance, September 28, 2014	$6,774	$—	$—	$6,774
20. Condensed Consolidating Financial Statements
In accordance with the provisions of the 6.875% Notes, and the 5.25% Notes, the outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. The parent company has no independent assets or operations. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior or senior subordinated obligations, as applicable, of the applicable subsidiary guarantors. On November 1, 2013, ATK acquired Bushnell, a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. As a result of this acquisition and the increase in the number of non-guarantor subsidiaries, the subsidiaries of ATK other than the subsidiary guarantors are no longer considered minor and therefore the consolidating financial information of the guarantor and non-guarantor subsidiaries is presented prospectively below.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidating Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarter Ended September 28, 2014
	Parent Issuer	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Sales	$—	$1,221,872	$54,622	$(3,245)	$1,273,249
Cost of sales	—	938,425	37,993	(3,245)	973,173
Gross profit	—	283,447	16,629	—	300,076
Operating expenses:
Research and development	—	11,082	(1,066)	—	10,016
Selling	—	50,249	9,873	—	60,122
General and administrative	4,066	60,032	5,162	—	69,260
Income before interest, income taxes, and noncontrolling interest	(4,066)	162,084	2,660	—	160,678
Equity in income/(loss) of subsidiaries	111,961	899	—	(112,860)	—
Interest expense	(23,326)	(1)	(898)	866	(23,359)
Interest income	—	787	98	(866)	19
Income before income taxes and noncontrolling interest	84,569	163,769	1,860	(112,860)	137,338
Income tax provision	(10,540)	51,609	1,079	—	42,148
Net income	95,109	112,160	781	(112,860)	95,190
Less net income attributable to noncontrolling interest	—	—	81	—	81
Net income attributable to Alliant Techsystems Inc.	$95,109	$112,160	$700	$(112,860)	$95,109

Other comprehensive income (loss), net of tax:
Net income	$95,109	$112,160	$781	$(112,860)	$95,190
Total other comprehensive income (loss)	5,681	14,615	(8,934)	(5,681)	5,681

Comprehensive income (loss)	100,790	126,775	(8,153)	(118,541)	100,871
Less comprehensive income attributable to noncontrolling interest	—	—	81	—	81
Comprehensive income (loss) attributable to Alliant Techsystems Inc.	$100,790	$126,775	$(8,234)	$(118,541)	$100,790

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidating Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended September 28, 2014
	Parent Issuer	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Sales	$—	$2,440,558	$94,820	$13,261	$2,548,639
Cost of sales	—	1,868,770	55,947	13,261	1,937,978
Gross profit	—	571,788	38,873	—	610,661
Operating expenses:
Research and development	—	18,728	102		18,830
Selling	—	103,890	19,354		123,244
General and administrative	7,927	135,012	9,415		152,354
Income before interest, income taxes, and noncontrolling interest	(7,927)	314,158	10,002	—	316,233
Equity in income/(loss) of subsidiaries	214,344	4,948	—	(219,292)	—
Interest expense	(46,752)	—	(1,928)		(46,775)
Interest income	—	1,755	194		44
Income before income taxes and noncontrolling interest	159,665	320,861	8,268	(219,292)	269,502
Income tax provision	(21,042)	106,557	3,130	—	88,645
Net income	180,707	214,304	5,138	(219,292)	180,857
Less net income attributable to noncontrolling interest	—	—	150	—	150
Net income attributable to Alliant Techsystems Inc.	$180,707	$214,304	$4,988	$(219,292)	$180,707

Other comprehensive income (loss), net of tax:
Net income	$180,707	$214,304	$5,138	$(219,292)	$180,857
Total other comprehensive income (loss)	24,271	27,009	(7,738)	(19,271)	24,271

Comprehensive income (loss)	204,978	241,313	(2,600)	(238,563)	205,128
Less comprehensive income attributable to noncontrolling interest	—	—	150	—	150
Comprehensive income (loss) attributable to Alliant Techsystems Inc.	$204,978	$241,313	$(2,750)	$(238,563)	$204,978

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidating Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 28, 2014
	Parent Issuer	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$24,909	$17,759	$—	$42,668
Net receivables	—	1,629,371	57,759	—	1,687,130
Due from affiliates	—	12,281	—	(12,281)	—
Net inventories	—	502,518	60,935	—	563,453
Deferred income tax assets	—	131,188	4,743	—	135,931
Other current assets	1,492	49,571	3,408	—	54,471
Total current assets	1,492	2,349,838	144,604	(12,281)	2,483,653
Net property, plant, and equipment	—	678,751	13,042	—	691,793
Investment in subsidiaries	6,146,132	195,042	—	(6,341,174)	—
Goodwill	—	1,786,960	126,035	—	1,912,995
Net intangible assets	—	512,855	46,043	—	558,898
Long-term due from affiliates	—	2,134,558	—	(2,134,558)	—
Deferred charges and other non-current assets	22,382	95,291	787	—	118,460
Total assets	$6,170,006	$7,753,295	$330,511	$(8,488,013)	$5,765,799
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$159,997	$—	$—	$—	$159,997
Accounts payable	—	300,513	16,293	—	316,806
Due to affiliates	—	—	12,281	(12,281)	—
Contract advances and allowances	—	118,502	98	—	118,600
Accrued compensation	—	82,849	3,637	—	86,486
Accrued income taxes	—	18,110	(1,584)	—	16,526
Other accrued liabilities	13,941	277,472	12,771	—	304,184
Total current liabilities	173,938	797,446	43,496	(12,281)	1,002,599
Long-term debt	1,923,503	—	—	—	1,923,503
Postretirement and postemployment benefits liabilities	—	68,716	—	—	68,716
Accrued pension liability	—	520,064	—	—	520,064
Deferred income tax liabilities	—	110,269	13,520	—	123,789
Long-term due to affiliates	2,075,562	—	58,996	(2,134,558)	—
Other long-term liabilities	1,857	118,855	557	—	121,269
Total liabilities	4,174,860	1,615,350	116,569	(2,146,839)	3,759,940
Equity
Shareholders’ equity attributable to ATK and subsidiaries	1,995,146	6,137,945	203,229	(6,341,174)	1,995,146
Noncontrolling interest	—	—	10,713	—	10,713
Total equity	1,995,146	6,137,945	213,942	(6,341,174)	2,005,859
Total liabilities and equity	$6,170,006	$7,753,295	$330,511	$(8,488,013)	$5,765,799

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidating Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended September 28, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Operating Activities
Cash provided by (used for) operating activities	$(9,565)	$60,742	$(19,662)	$(7,000)	$24,515
Investing Activities
Capital expenditures	—	(58,173)	(1,526)	—	(59,699)
Due to (from) Affiliates	—	(199,890)	—	199,890	—
Proceeds from the disposition of property, plant, and equipment	—	2,174	—	—	2,174
Cash provided by (used for) investing activities	—	(255,889)	(1,526)	199,890	(57,525)
Financing Activities
Due to (from) Affiliates	199,890	—	—	(199,890)	—
Borrowings on line of credit	410,000	—	—	—	410,000
Repayments of line of credit	(310,000)	—	—	—	(310,000)
Payments made on bank debt	(13,250)	—	—	—	(13,250)
Payments made to extinguish debt	(404,462)	—	—	—	(404,462)
Proceeds from issuance of long-term debt	150,000	—	—	—	150,000
Payments made for debt issue costs	(507)	—	—	—	(507)
Purchase of treasury shares	(8,451)	—	—	—	(8,451)
Dividends paid	(20,438)	—	(7,000)	7,000	(20,438)
Excess tax benefits from share-based plans	6,783	—	—	—	6,783
Cash provided by (used for) financing activities	9,565	—	(7,000)	(192,890)	(190,325)
Effect of foreign currency exchange rate fluctuations on cash	—	—	(629)	—	(629)
Decrease in cash and cash equivalents	—	(195,147)	(28,817)	—	(223,964)
Cash and cash equivalents at beginning of period	—	220,056	46,576	—	266,632
Cash and cash equivalents at end of period	$—	$24,909	$17,759	$—	$42,668

21. Operating Segment Information
ATK operates its business structure within three operating groups. These operating segments (“groups”) are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability. Each group is described below:

•
Aerospace Group, which generated 26% of ATK’s external sales in the six months ended September 28, 2014, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small- and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 31% of ATK’s external sales in the six months ended September 28, 2014, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Sporting Group, which generated 43% of ATK’s external sales in the six months ended September 28, 2014, develops, produces, and provides commercial ammunition, accessories, rifles and shotguns for the hunting, shooting, law enforcement, outdoor and sporting markets.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
21. Operating Segment Information (Continued)

No contract contributed more than 10% of total external sales during the six months ended September 28, 2014. The military small-caliber ammunition contract, which is reported within the Defense Group, contributed approximately 10% of total external sales during the six months ended September 29, 2013.
The following summarizes ATK's results by segment:

	Quarter Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Sales to external customers:
Aerospace Group	$324,386	$315,244	$651,431	$616,857
Defense Group	418,816	409,287	806,131	830,439
Sporting Group	530,047	417,850	1,091,077	773,826
Total external Sales	1,273,249	1,142,381	2,548,639	2,221,122
Intercompany sales:
Aerospace Group	4,803	4,159	10,678	9,733
Defense Group	68,918	62,613	123,754	116,277
Sporting Group	2,455	3,509	5,037	5,840
Eliminations	(76,176)	(70,281)	(139,469)	(131,850)
Total intercompany Sales	—	—	—	—
Total sales	$1,273,249	$1,142,381	$2,548,639	$2,221,122

Income before interest, income taxes and noncontrolling interest:
Aerospace Group	$39,347	$40,570	$77,725	$77,656
Defense Group	50,342	55,071	95,486	117,159
Sporting Group	74,459	57,823	153,422	101,939
Corporate	(3,470)	(5,198)	(10,400)	(22,865)
Total income before interest, income taxes and noncontrolling interest	$160,678	$148,266	$316,233	$273,889

	Period Ended
	September 28, 2014	March 31, 2014
Total assets:
Aerospace Group	$1,687,873	$1,646,563
Defense Group	1,294,263	1,209,150
Sporting Group	2,484,617	2,382,617
Corporate	299,046	532,816
Total assets	$5,765,799	$5,771,146
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

expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate" and were $6,785 and $6,882 for the quarters ended September 28, 2014 and September 29, 2013, respectively, and $13,533 and $11,569 for the six months ended September 28, 2014 and September 29, 2013, respectively.

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

•
Aerospace Group, which generated 26% of ATK’s external sales in the six months ended September 28, 2014, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small- and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 31% of ATK’s external sales in the six months ended September 28, 2014, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Sporting Group, which generated 43% of ATK’s external sales in the six months ended September 28, 2014, develops, produces, and provides commercial ammunition, accessories, rifles and shotguns for the hunting, shooting, law enforcement, outdoor and sporting markets.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2015 financial results included the following:
Financial highlights for the quarter ended September 28, 2014

•	Quarterly sales of $1.3 billion.

•	Diluted earnings per share of $2.97.

•	Orders for the quarter ended September 28, 2014 of $0.9 billion compared to $1.5 billion in the quarter ended September 29, 2013.

•	Total backlog of $7.0 billion at September 28, 2014 compared to $8.4 billion at September 29, 2013.

•
Income before interest, income taxes, and noncontrolling interest as a percentage of sales was 12.6% and 13.0% for the quarters ended September 28, 2014 and September 29, 2013, respectively. The decrease was driven by the absence of $22 million of profit improvements as a contract neared completion and the transition to a new contract in Small Caliber Systems division in the prior year quarter.

•
The increase in the current quarter's tax rate to 30.7% from 30.3% in the quarter ended September 29, 2013 is primarily due to a prior year revaluation of unrecognized tax benefits due to proposed Internal Revenue Service ("IRS") regulations and the true-up of prior-year taxes partially offset by the benefit from an initiative resulting in a tax basis adjustment, settlement of the examination by the IRS of the fiscal 2011 and 2012 tax returns and prior year period discrete revaluation of deferred tax assets caused by a change in state tax law.

•	ATK completed the retirement of its 3.00% Convertible Notes, for which ATK paid a total of $354,367 in cash, including accrued interest.

•
Under the terms of the Senior Credit Facility, ATK exercised an option to increase the Term A Loan by $150,000 (the "Accordion"). ATK used the proceeds of the Accordion to partially finance the tender offer of the 3.00% Convertible Notes, as discussed above, and to repay $50,000 of the outstanding Term B Loan.

Other notable events for fiscal 2015

•	On October 28, 2014, ATK’s Board of Directors declared a quarterly cash dividend of $0.32 per share, payable on December 11, 2014, to stockholders of record on November 19, 2014.

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

An unfortunate failure occurred during Orbital Sciences Corporation's Antares launch on October 28, 2014. ATK is conducting a thorough evaluation of any potential implications resulting from this incident, including current operating plans, long-term strategies, and the proposed transaction to merge the company's Aerospace and Defense businesses with Orbital.

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
Government Funding—ATK’s defense and aerospace businesses are highly dependent on funding levels of the U.S. Department of Defense ("DoD") and NASA, while a relatively small portion of ATK’s Sporting Group is derived from contracts with DoD and other federal agencies.
The government budget structure remains constrained by the 2011 Budget Control Act which initially reduced the DoD topline budget by approximately $490,000,000 over 10 years starting in fiscal year 2012. In January 2013, the American Taxpayer Relief Act of 2012 was enacted, triggering further defense budget cuts of approximately $50,000,000 per year (or sequestration) beginning in March 2013. The first round of sequestration was triggered in GFY13, reducing DoD accounts by

$37,000,000. The NASA budget was under similar sequestration pressure but had greater flexibility to manage the reductions across the portfolio and decided to preserve funding for key priorities such as the Space Launch System (SLS).
In GFY14, the Administration faced the potential for an additional year of sequestration and deeper cuts requiring an additional reduction of $20,000,000 from the defense topline budget. The Budget Control Act Amendment adopted in December 2013 provided some relief to the deeper cuts required under sequestration in GFY14 and GFY15. For defense spending, the agreement effectively holds flat the topline budget at $499,000,000 for both years, providing more than $30,000,000 in relief. For NASA, similar relief in non-defense discretionary spending meant a relatively flat budget of approximately $17,500,000 annually.
In addition to funding relief, the amendment and the resulting FY14 Omnibus Appropriations Act in January 2014 replaced the across-the-board cuts associated with sequester with more flexible specific reductions to individual accounts. Overseas Contingency Operations funding was increased slightly, providing some additional relief to the defense budget.
The GFY15 budget submissions in February 2014 were in line with the amendment and programs were adjusted to fit the lower funding levels. The Administration also decreased the OCO funding request, but added a new category - Opportunity, Growth and Security - to its FY15 request. This request was intended to provide added funds for readiness and training and other unfunded requirements. In Congressional mark-ups of the Authorization and Appropriations bills, however, that additional category received little support.
Budget pressures, such as rising personnel costs despite significant force reductions in the Army and Marine Corps, continue to pressure modernization and research accounts. ATK planning is focused on execution and accounting for reduced demand in certain categories of products. Force reductions and a winding-down of overseas operations, coupled with reduced training cycles and fairly healthy inventory levels for many ammunition and missile items, have resulted in less demand in some categories of products. However, the heightened threat from new threats and actions taken to blunt the threat has resulted in calls to reverse the reductions in OCO funds, and may result in new demands for precision weapons, tank and medium caliber ammunition, non-standard ammunition and special mission aircraft. Some of the same categories are high on the list of ATK offerings to international customers.
With regard to GFY15, Congressional action to date is in line with expectations and ATK FY15 plans.  ATK has engaged with relevant offices and committees to assess issues, monitor the authorization and appropriations processes, and reinforce messages on ATK priorities.  Final decisions on the GFY15 annual appropriations may not occur until ATK's FY15 fourth quarter as the mid-term elections play out. The Continuing Resolution currently in place until December 12, 2014 may extend into the next calendar year; an FY15 Omnibus or a “minibus” focused on DoD and accompanied by a continuing resolution for remaining government agencies area also possible outcomes.
ATK's management believes that the key to ATK's continued success regardless of these outcomes is to focus on performance, innovation, and affordability. ATK is positioning itself where management believes there will be continued strong defense funding, even as pressures mount on procurement and research and development accounts. ATK will concentrate on developing systems that will extend the life and improve the capability of existing platforms. ATK anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircraft and main battle tanks. As importantly, ATK is actively engaged with the Administration and Congress on priorities in the GFY16 budget request that will be delivered in February 2015, as well as highlighting programs and issues as DoD begins work on the GFY17 program objective memorandum.
Finally, US Government contracts are also dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance and obligation may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. Government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which ATK participates, or any contract modification as a result of funding changes, could materially delay or terminate a program. This could have a material adverse effect on ATK's operating results, financial condition, or cash flows.
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
Shooting Sports market - There has been a decline in the number of new long-gun registrations as evidenced by the The National Instant Criminal Background Check System, or NICS.  This decline indicates there is decreased demand for long-guns and related accessory categories and may impact ATK’s future revenue and goodwill impairment testing.  Previous market declines have lasted 12-24 months, but it is difficult to predict the significance or length of the current market situation.

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
ATK believes its critical accounting policies are those related to:

•	revenue recognition,

•	employee benefit plans,

•	income taxes,

•	acquisitions, and

•	goodwill.
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
Group total Sales, Cost of sales, and Income before interest, income taxes, and noncontrolling interest include intergroup sales and profit. Corporate and Eliminations includes intergroup sales and profit eliminations and corporate expenses.
Acquisitions

On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc. Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 in cash, subject to customary post-closing adjustments expected to be settled in fiscal 2014. ATK believes the acquisition will broaden our existing capabilities in the commercial shooting sports market and expand our portfolio of branded shooting sports products. In addition, this transaction will enable the Company to enter new sporting markets in golf and snow skiing. ATK will leverage Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalize on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees and will be included in the Sporting Group. The purchase price allocation will be completed during the third quarter of fiscal 2015. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK will use the acquisition method of accounting to account for this acquisition and, accordingly, the results of Bushnell will be included in ATK’s consolidated financial statements at the date of acquisition. ATK has recorded sales of approximately $144,794 and $269,572 for the quarter and six months ended September 28, 2014, respectively and income before interest, income taxes, and noncontrolling interest of approximately $15,051 and $20,371 for the quarter and six months ended September 28, 2014 associated with the operations of this acquired business which reflects transition costs.

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

There were no acquisitions during fiscal 2015.
Sales
No contract contributed more than 10% of total external sales during the six months ended September 28, 2014. The military small-caliber ammunition contract, which is reported within the Defense Group, contributed approximately 10% of total external sales during the six months ended September 29, 2013.
The following is a summary of each operating segment's sales:

	Quarter Ended				Six Months Ended
	September 28, 2014	September 29, 2013	$ Change	% Change	September 28, 2014	September 29, 2013	$ Change	% Change
Aerospace Group	$329,189	$319,403	$9,786	3.1%	$662,109	$626,590	$35,519	5.7%
Defense Group	487,734	471,900	15,834	3.4%	929,885	946,716	(16,831)	(1.8)%
Sporting Group	532,502	421,359	111,143	26.4%	1,096,114	779,666	316,448	40.6%
Eliminations	(76,176)	(70,281)	(5,895)	8.4%	(139,469)	(131,850)	(7,619)	5.8%
Total external sales	$1,273,249	$1,142,381	$130,868	11.5%	$2,548,639	$2,221,122	$327,517	14.7%
The fluctuation in sales was driven by the program-related changes within the operating segments as described below.
Quarter:
Aerospace Group.    The increase in sales was primarily driven by a $21,620 increase in Aerospace Structures division due to increased production of commercial and military aircraft programs.
This increase was partially offset by a decrease of $7,400 in Space Components division due to lower production volumes and a decrease of $5,700 in Space System Operations division due to decrease in classified programs.
Defense Group.    The increase in sales was primarily driven by:

•	a $14,200 increase in Missile Products division due to increased production volumes, and

•
a $13,400 increase in Small Caliber Systems division due to increased international sales partially offset by the absence of a change in profit expectations on a program, due to operation efficiencies gained as one contract neared completion and a new contract was initiated in the prior year.

This increase was partially offset by a decrease of $7,600 in Defense Electronics Systems division and a decrease of $6,400 in Armament Systems division due to decreased production levels.
Sporting Group.    The increase in sales was primarily driven by a $144,800 increase due to the acquisition of Bushnell.
This increase was partially offset by decreased sales volume in firearms and legacy accessories (pre-Bushnell).
Corporate. The increase in intergroup eliminations is due to increased intergroup sales within the Defense Group.
Six Months:
Aerospace Group.    The increase in sales was primarily driven by a $46,300 increase in Aerospace Structures division due to increased production on commercial aircraft programs.
This increase was partially offset by a decrease of $21,500 in Space Components division due to lower production volumes.

Defense Group.    The decrease in sales was primarily driven by:

•	a $17,900 decrease in Small Caliber Systems division due to reduced volume as programs neared completion and impacts from federal budget reductions and

•	a $9,300 decrease in Armament Systems division driven by completion of programs.
This decrease was partially offset by an increase of $12,600 in Missile Products division due to increased production volumes.
Sporting Group.    The increase in sales was primarily driven by:

•	a $305,000 increase due to the acquisition of Bushnell and Savage, and

•	an increase in ammunition driven by increased volume, partially offset by a reduction in legacy accessories due to reduction in market demand.
Corporate. The increase in intergroup eliminations is due to increased intergroup sales within the Defense Group.
Cost of Sales
The following is a summary of each operating segment's cost of sales:

	Quarter Ended				Six Months Ended
	September 28, 2014	September 29, 2013	$ Change	% Change	September 28, 2014	September 29, 2013	$ Change	% Change
Aerospace Group	$260,454	$251,352	$9,102	3.6%	$525,799	$492,279	$33,520	6.8%
Defense Group	394,935	373,512	21,423	5.7%	751,572	744,075	7,497	1.0%
Sporting Group	395,958	317,892	78,066	24.6%	811,683	592,321	219,362	37.0%
Corporate/Eliminations	(78,174)	(67,801)	(10,373)	15.3%	(151,076)	(116,990)	(34,086)	29.1%
Total cost of sales	$973,173	$874,955	$98,218	11.2%	$1,937,978	$1,711,685	$226,293	13.2%
The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Quarter:
Aerospace Group.    The increase in cost of sales was primarily driven by an $25,601 increase in Aerospace Structures division due to increased production on commercial and military aircraft programs.
This increase was partially offset by a decrease of $10,300 in Space System Operations division due to decrease in classified programs, and a decrease of $5,100 in Space Components division due to lower production volumes.
Defense Group.    The increase in cost of sales was primarily driven by:

•	a $25,500 increase in Small Caliber Systems division due to increased international sales and

•	a $9,300 increase in Missile Products division due to increased production volumes.
This increase was partially offset by a decrease of $6,600 in Defense Electronics Systems division due to decreased production levels.
Sporting Group.    The increase in cost of sales was primarily driven by a $102,900 increase due to the acquisition of Bushnell.
This increase was partially offset by decreased sales volume in firearms and legacy accessories.
Corporate. The increase in corporate cost of sales eliminations was driven by increased intercompany transaction eliminations, partially offset by lower pension expense.
Six Months:

Aerospace Group.    The increase in cost of sales was primarily driven by a $58,900 increase in Aerospace Structures division due to increased production on commercial aircraft programs.
This increase was partially offset by a decrease of $15,500 in Space Components division due to lower production volumes.
Defense Group.    The increase in cost of sales was primarily driven by:

•	a $19,300 increase in Small Caliber Systems division due to increased international sales and

•	a $5,300 increase in Missile Products division due to increased production volumes.
This increase was partially offset by a decrease of $7,100 in Armament Systems division and a decrease of $6,200 in Defense Electronics Systems division due to decreased production levels.
Sporting Group.    The increase in cost of sales was primarily driven by:

•	a $218,200 increase due to the acquisition of Bushnell and Savage, and

•	increase in ammunition costs driven by increased volume, partially offset by a reduction in legacy accessories due to reduction in market demand.
Corporate. The increase in corporate cost of sales eliminations was driven by increased intercompany transaction eliminations, partially offset by lower pension expense.
Operating Expenses

	Quarter Ended					Six Months Ended
	September 28, 2014	As a % of Sales	September 29, 2013	As a % of Sales	$ Change	September 28, 2014	As a % of Sales	September 29, 2013	As a % of Sales	$ Change
Research and development	$10,016	0.8%	$11,801	1.0%	$(1,785)	$18,830	0.7%	$22,226	1.0%	$(3,396)
Selling	60,122	4.7%	46,899	4.1%	13,223	123,244	4.8%	89,664	4.0%	33,580
General and administrative	69,260	5.4%	60,460	5.3%	8,800	152,354	6.0%	123,658	5.6%	28,696
Total operating expense	$139,398	10.9%	$119,160	10.4%	$20,238	$294,428	11.5%	$235,548	10.6%	$58,880
Quarter:
Operating expenses increased by $20,238 from the prior-year period. Research and development costs decreased due to timing of expenditures in the Defense Group. Selling expenses increased primarily due to increased commissions as a result of higher sales volume due to the Bushnell acquisition. General and administrative costs increased due to transaction costs related to the proposed Transaction and the addition of costs associated with Bushnell.
Six Months:
Operating expenses increased by $58,880 from the prior-year period. Research and development costs decreased due to timing of expenditures in the Defense Group. Selling expenses increased primarily due to increased commissions as result of increased sales in the Sporting Group and as a result of the acquisition of Bushnell and Savage. General and administrative costs increased due to transaction costs related to the proposed Transaction and the addition of costs associated with Bushnell and Savage.

Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarter Ended			Six Months Ended
	September 28, 2014	September 29, 2013	Change	September 28, 2014	September 29, 2013	Change
Aerospace Group	$39,347	$40,570	$(1,223)	$77,725	$77,656	$69
Defense Group	50,342	55,071	(4,729)	95,486	117,159	(21,673)
Sporting Group	74,459	57,823	16,636	153,422	101,939	51,483
Corporate/Eliminations	(3,470)	(5,198)	1,728	(10,400)	(22,865)	12,465
Total	$160,678	$148,266	$12,412	$316,233	$273,889	$42,344
The increase in income before interest, income taxes, and noncontrolling interest was due to increased sales. Significant changes within the operating segments are also described below.
Quarter:
Aerospace Group.    The decrease was primarily driven by the absence of improved profit expectations recorded in Aerospace Structures division in the prior-year period.
Defense Group.    The decrease reflecting the absence of a change in profit expectations of $22 million on a program in Small Caliber Systems division, due to operation efficiencies gained as one contract neared completion and a new contract was initiated in the prior year partially offset by improved international contract mix across the Group.
Sporting Group.    The increase was primarily driven by the Bushnell acquisition and the absence of prior-period restructuring and facility rationalization costs, partially offset by lower organic sales due to lower sales volume in firearms and legacy accessories.
Corporate.    The income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under the Financial Accounting Standards ("FAS") and the expense calculated under U.S. Cost Accounting Standards ("CAS"), and the elimination of intercompany profits. The change from the prior year is driven by lower pension expenses, partially offset by transaction costs related to acquisitions and increased intercompany transaction eliminations.
Six Months:
Aerospace Group.    The income before interest, income taxes, and noncontrolling interest was flat over the prior year period due to increased sales as noted above offset by the absence of improved profit expectations recorded in Aerospace Structures division in the prior-year period.
Defense Group.    The decrease reflects the absence of a change in profit expectations on a program in Small Caliber Systems division, due to operation efficiencies gained as one contract neared completion and a new contract was initiated in the prior year, partially offset by increased sales in Missile Products division and improved international contract mix.
Sporting Group.    The increase primarily reflects Bushnell and Savage results, as well as the absence of restructuring and facility rationalization costs, and inventory step-up and transition costs associated with the Savage acquisition in the prior year.
Corporate.    The income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under FAS and the expense calculated under CAS, and the elimination of intercompany profits. The change from the prior year is driven by lower pension expenses, partially offset by transaction costs related to acquisitions and increased intercompany transaction eliminations.
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

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company’s consolidated financial position or annual results of operations. During the quarters ended September 28, 2014 and September 29, 2013, the Company recognized favorable operating income adjustments of $44,922 and $70,226, and unfavorable operating income adjustments of $20,516 and $24,933, respectively. The current quarter adjustments were primarily driven by higher profit expectations across all divisions. The prior year quarter adjustments were primarily driven by higher profit expectations of $21,816 in Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and improved profit expectations for programs in Aerospace Structures division. During the six months ended September 28, 2014 and September 29, 2013, the Company recognized favorable operating income adjustments of $84,834 and $114,846, and unfavorable operating income adjustments of $37,310 and $45,707, respectively. The current year six-month period adjustments were primarily driven by higher profit expectations in Space Systems Operations division. The prior year period adjustments were primarily driven by higher profit expectations of $32,900 in Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and for programs in Space Systems Operations and Aerospace Structures division.
Net Interest Expense
Quarter:
Net interest expense for the quarter ended September 28, 2014 was $23,340, an increase of $8,121 compared to $15,219 in the comparable quarter of fiscal 2014. The increase was due to an increase in the average amount of debt outstanding partially offset by a a decrease in the weighted average interest rate.
Six Months:
Net interest expense for the six months ended September 28, 2014 was $46,731, an increase of $17,690 compared to $29,041 in the comparable six-month period of fiscal 2014. The increase was due to an increase in the average amount of debt outstanding partially offset by a decrease in the weighted average interest rate.
Income Tax Provision

	Quarter Ended					Six Months Ended
	September 28, 2014	Effective Rate	September 29, 2013	Effective Rate	$ Change	September 28, 2014	Effective Rate	September 29, 2013	Effective Rate	$ Change
Income tax provision	$42,148	30.7%	$40,376	30.3%	$1,772	$88,645	32.9%	$80,037	32.7%	$8,608
ATK’s provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. ATK is currently analyzing the impact of these new regulations. We do not believe they will have a material impact on our financial statements.
Quarter:
The income tax provisions for the quarters ended September 28, 2014 and September 29, 2013 represent effective tax rates of 30.7% and 30.3%, respectively. The increase in the rate from the prior year quarter is primarily due to a prior year revaluation of unrecognized tax benefits due to proposed IRS regulations and the true-up of prior-year taxes partially offset by the benefit from an initiative resulting in a tax basis adjustment, settlement of the examination by the IRS of the fiscal 2011 and 2012 tax returns and prior year period discrete revaluation of deferred tax assets caused by a change in state tax law.
Six Months:
The income tax provisions for the six months ended September 28, 2014 and September 29, 2013 represent effective tax rates of 32.9% and 32.7%, respectively. The increase in the rate from the prior year period is primarily due to a prior year revaluation of unrecognized tax benefits due to proposed IRS regulations, true-up of prior-year taxes and the expiration of the research and development tax credit partially offset by the benefit from an initiative resulting in a tax basis adjustment, settlement of the examination by the IRS of the fiscal 2011 and 2012 tax returns and prior year period discrete revaluation of deferred tax assets caused by a change in state tax law.
ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2008. The IRS has completed the audits of ATK for fiscal 2011 and 2012 during the quarter. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $1,702 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,415.
Net Income Before Noncontrolling Interest
Quarter:
Net income before noncontrolling interest for the quarter ended September 28, 2014 was $95,190, an increase of $2,519 compared to $92,671 in the second quarter of fiscal 2014. This change was driven by a $32,650 increase in gross profit, partially offset by a $20,238 increase in operating expenses, an increase of $8,121 in net interest expense, and an increase of $1,772 in income taxes over the prior-year period.
Six Months:
Net income before noncontrolling interest for the six months ended September 28, 2014 was $180,857, an increase of $16,046 compared to $164,811 in the comparable period of fiscal 2014. This increase was driven by a $101,224 increase in gross profit, partially offset by a $58,880 increase in operating expenses, a an increase of $17,690 in net interest expense, and an increase of $8,608 income taxes over the prior year.
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
Cash Flow Summary
Cash flows provided by operations was $24,515 for the first six months of fiscal 2015 compared to $42,553 for the first six months of fiscal 2014. Cash flows provided by operations included the impact of timing of receivable collections, and an increase in income taxes partially offset by by the collection of the pension segment close-out payment at the Radford Army Ammunition Plant. Capital expenditures in the first six months of fiscal 2015 were $59,699.

ATK's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows for the six months ended September 28, 2014 and September 29, 2013 are summarized as follows:

	September 28, 2014	September 29, 2013
Cash flows provided by for operating activities	$24,515	$42,553
Cash flows used for investing activities	(57,525)	(360,862)
Cash flows provided by (used for) financing activities	(190,325)	13,931
Effect of foreign currency exchange rate fluctuations on cash	(629)	—
Net cash flows	$(223,964)	$(304,378)
Operating Activities.
Net cash provided by operating activities decreased $18,038 as compared to the prior year. This decrease was driven by timing of receivable collections, and an increase in income taxes, partially offset by the collection of the pension segment close-out payment at the Radford Army Ammunition Plant.
Cash used for working capital is defined as net receivables plus net inventories, less accounts payables and contract advances.
Investing Activities.
Net cash used for investing activities decreased $303,337, primarily due to the acquisition of Savage in the prior year.
Financing Activities.
Net cash used for financing activities was $190,325 compared to net cash provided by financing activities of $13,931 in the prior period, a change of $204,256. This change was due to the current year retirement of the 3.00% Convertible Notes, repayment of $50,000 of its Term B Loan, partially offset by ATK's exercise of its option to increase the Term A Loan by $150,000 and $100,000 of borrowings under ATK's Revolving Credit Facility.
Liquidity
In addition to ATK's normal operating cash requirements, the Company's principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends, any strategic acquisitions and the announced spin-off of the Sporting Group and the merger of ATK with Orbital. ATK's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK's debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility, as discussed further below. ATK's other debt service requirements consist of interest expense on its debt. Additional cash will be required to redeem all of the 6.875% Notes as required under the Transaction Agreement. ATK believes the Company has sufficient liquidity to refinance those payments net of a dividend received as a result of the spin-off of the Sporting Group.
During the six months ended September 28, 2014, ATK paid dividends totaling $20,438. On October 28, 2014, ATK's Board of Directors declared a quarterly cash dividend of $0.32 per share payable on December 11, 2014, to stockholders of record on November 19, 2014. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. ATK cannot be certain that the Company will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
In fiscal 2014, ATK refinanced the Senior Credit Facility extending the debt maturities and adding additional capacity under the Revolving Credit Facility, which increased our liquidity. In addition, during fiscal 2015, ATK exercised its option to increase the Term A Loan by $150,000. Based on ATK's current financial condition, management believes that ATK's cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through ATK's revolving credit facilities, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future growth and service ATK's currently anticipated long-term debt and pension obligations, make capital expenditures, and fund any share repurchases and payment of dividends over the next 12 months.
ATK does not expect that its access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions. ATK believes the recent passage of the GFY14 appropriations and the budget agreement for GFY15 to have diminished the possibility of future government shutdowns or disruption in payments.
Long-term Debt and Credit Facilities
As of September 28, 2014, ATK had actual total indebtedness of $2,083,500, and the $700,000 Revolving Credit Facility provided for the potential of additional borrowings up to $413,302. There were $100,000 of borrowings under the Revolving Credit Facility as of September 28, 2014, and ATK had outstanding letters of credit of $186,698, which reduced the amount available under the facility.
ATK's indebtedness at September 28, 2014 consisted of the following:

	September 28, 2014	March 31, 2014
Senior Credit Facility dated November 1, 2013:
Term A Loan due 2018	$984,750	$997,375
Term A Loan due 2019	150,000	—
Term B Loan due 2020	198,750	249,375
Revolving Credit Facility due 2018	100,000	—
5.25% Senior Notes due 2021	300,000	300,000
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	—	199,440
Principal amount of long-term debt	2,083,500	2,096,190
Less: Unamortized discounts	—	3,212
Carrying amount of long-term debt	2,083,500	2,092,978
Less: Current portion	159,997	249,228
Carrying amount of long-term debt, excluding current portion	$1,923,503	$1,843,750
See Note 12 "Long-term Debt" to the condensed consolidated financial statements in Part I, Item 1 for a detailed discussion of these borrowings.
Senior Credit Facility
In fiscal 2014, ATK entered into a Third Amended and Restated Credit Agreement (the "2013 Senior Credit Facility"), which replaced its 2010 Senior Credit Facility. The 2013 Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature in 2018, and a Term Loan B of $250,000, which matures in 2020. The Term A Loan is subject to quarterly principal payments of $12,625, with the remaining balance due on November 1, 2018. The Term B Loan is subject to quarterly principal payments of $499, with the remaining balance due on November 1, 2020. As of September 28, 2014, ATK had $100,000 outstanding borrowings under the Revolving Credit Facility.
On June 30, 2014, under the terms of the Senior Credit Facility, ATK exercised an option to increase the Term A Loan by $150,000 (the "Accordion"). ATK used the proceeds of the Accordion to partially finance the tender offer of the 3.00% Convertible Notes and to repay $50,000 of the outstanding Term B Loan. Terms of the Accordion are the same as the existing Term A Loan with the exception of the maturity date, which is January 31, 2019, approximately three months after the existing Term A Loan. The Accordion is subject to annual principal payments of $7,500 each year, paid on a quarterly basis, with the balance due on January 31, 2019.
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
Rank and Guarantees
The 5.25% Notes rank senior in right of payment to the 6.875% Notes, all of which are subordinated in right of payment to all existing and future senior secured indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. The parent company has no independent assets or operations. See footnote 20 for consolidating financial information of the guarantor and non-guarantor subsidiaries, as subsidiaries of ATK other than the subsidiary guarantors are more than minor. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior or senior subordinated obligations, as applicable, of the applicable subsidiary guarantors.
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

	Senior Leverage Ratio*	Leverage Ratio*	Interest Coverage Ratio†
Requirement	3.00	4.00	3.00
Actual at September 28, 2014	1.86	2.69	9.32
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
Many of ATK's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The indentures governing the 5.25% Senior Notes and the 6.875% Notes also impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. As of September 28, 2014, ATK was in compliance with the covenants in all of its debt agreements and expects to be in compliance for the foreseeable future.
Share Repurchases
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares may be purchased in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the six months ended

September 28, 2014, ATK did not repurchase any shares, compared to 574,669 shares for $48,259 in the six months ended September 29, 2013. In accordance with the Transaction Agreement ATK entered into on April 28, 2014, ATK will not repurchase any outstanding shares prior to the closing of the transaction.
Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of September 28, 2014, this limit was approximately $952,000. As of September 28, 2014, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the facility are not met.
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
Environmental Liabilities.    ATK's operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. At certain sites that ATK owns or operates or formerly owned or operated, there is known or potential contamination that ATK is required to investigate or remediate. ATK could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or noncompliance with environmental permits.
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.00% and 1.50% as of September 28, 2014 and March 31, 2014, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	September 28, 2014		September 29, 2013
	Payable	Receivable	Payable	Receivable
Amounts (payable) receivable	$(53,945)	$27,514	$(58,194)	$28,540
Unamortized discount	3,825	(1,789)	4,706	(2,152)
Present value amounts (payable) receivable	$(50,120)	$25,725	$(53,488)	$26,388

As of September 28, 2014, the estimated discounted range of reasonably possible costs of environmental remediation was $50,120 to $78,938.
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
There have been no other material changes in ATK’s market risk during the quarter ended September 28, 2014. For additional information, refer to Item 7A of Part II of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 28, 2014, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange

Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During fiscal 2014, ATK completed the acquisition of Bushnell, which is being integrated into ATK’s Sporting Group. As part of the Company's ongoing integration activities, ATK is continuing to incorporate the Company's controls and procedures into the Bushnell business and to augment ATK company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity. During the 3 months ended September 28, 2014 there were no changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)*
June 30 - July 27	130	$120.19	—
July 28 - August 24	323	128.29	—
August 25 - September 28	254	131.90	—
Fiscal Quarter Ended September 28, 2014	707	$128.10	—	673,522
____________________________________________________________
* The maximum number of shares that may yet be purchased under the program was calculated using the ATK closing stock price of $131.19 on September 28, 2014.

(1)	The 707 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock and performance shares that were granted under ATK's incentive compensation plans.

(2)
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200 million worth of shares of ATK common stock, executable over the next two years. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. In the six months ended September 28, 2014, ATK repurchased no shares under this program. In accordance with the Transaction Agreement ATK entered into on April 28, 2014, ATK will not repurchase any outstanding shares prior to the closing of the transaction.

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
10.1
Description of compensation arrangements for Scott D. Chaplin, the Registrant's Senior Vice President, General Counsel and Secretary, and Blake E. Larson, the Registrant's Senior Vice President and President Aerospace Group (Item 5.02 of Form 8-K dated September 11, 2014).

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

ALLIANT TECHSYSTEMS INC.
Date: November 7, 2014	By:	/s/ Neal S. Cohen
		Name:	Neal S. Cohen
		Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)