Form 10-Q
period 2014-12-28
ALLIANT TECHSYSTEMS INC
filed 2015-02-05
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 4, 2015, there were 31,937,736 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in thousands except per share data)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Sales	$1,251,378	$1,208,404	$3,800,017	$3,429,526
Cost of sales	947,534	919,234	2,885,513	2,630,919
Gross profit	303,844	289,170	914,504	798,607
Operating expenses:
Research and development	12,194	11,899	31,024	34,126
Selling	62,122	56,952	185,366	146,617
General and administrative	72,537	74,344	224,891	198,003
Goodwill/tradename impairment	52,220	—	52,220	—
Income before interest, income taxes, and noncontrolling interest	104,771	145,975	421,003	419,861
Interest expense	(21,394)	(28,501)	(68,169)	(57,634)
Interest income	28	1,793	72	1,884
Income before income taxes and noncontrolling interest	83,405	119,267	352,906	364,111
Income taxes	37,617	38,954	126,262	118,991
Net income before noncontrolling interest	45,788	80,313	226,644	245,120
Less net income attributable to noncontrolling interest	141	27	291	210
Net income attributable to Alliant Techsystems Inc.	$45,647	$80,286	$226,353	$244,910

Alliant Techsystems Inc. earnings per common share:
Basic	$1.44	$2.55	$7.15	$7.73
Diluted	$1.43	$2.46	$6.98	$7.55
Cash dividends paid per common share	$0.32	$0.26	$0.96	$0.78
Alliant Techsystems Inc. weighted-average number of common shares outstanding:
Basic	31,693	31,536	31,676	31,701
Diluted	31,998	32,613	32,410	32,418

Comprehensive income:
Net income before noncontrolling interest	$45,788	$80,313	$226,644	$245,120
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $2,955, $2,810, $8,864, and $8,430, respectively	(4,761)	(4,531)	(14,285)	(13,594)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(11,582), $(14,198), and $(34,747) $(42,594), respectively	18,638	22,847	55,919	68,541
Change in fair value of derivatives, net of tax benefit (expense) of $1,623, $(1,406), $(885) and $342, respectively	(2,592)	2,246	1,414	(547)
Change in fair value of available-for-sale securities, net of tax (expense) benefit of $(18), $(35), $(172), and $29, respectively	30	56	276	(47)
Change in cumulative translation adjustment, net of tax benefits of $4,806, $1,035, $9,650, and $1,011, respectively	(7,677)	(1,654)	(15,415)	(1,620)
Total other comprehensive income	3,638	18,964	27,909	52,733
Comprehensive income	49,426	99,277	254,553	297,853
Less comprehensive income attributable to noncontrolling interest	141	27	291	210
Comprehensive income attributable to Alliant Techsystems Inc.	$49,285	$99,250	$254,262	$297,643
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	December 28, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$112,920	$266,632
Net receivables	1,711,654	1,473,820
Net inventories	552,390	558,250
Income tax receivable	33,233	—
Deferred income taxes	97,855	93,616
Other current assets	81,400	69,280
Total current assets	2,589,452	2,461,598
Net property, plant, and equipment	692,992	697,551
Goodwill	1,883,711	1,916,921
Net intangibles	537,168	577,850
Deferred charges and other noncurrent assets	116,396	117,226
Total assets	$5,819,719	$5,771,146
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$159,997	$249,228
Accounts payable	341,697	315,605
Contract advances and allowances	142,742	105,787
Accrued compensation	100,317	128,821
Accrued income taxes	—	7,877
Other current liabilities	315,129	322,832
Total current liabilities	1,059,882	1,130,150
Long-term debt	1,908,503	1,843,750
Noncurrent deferred income taxes	141,358	117,515
Postretirement and postemployment benefits	67,253	74,874
Pension	464,869	557,775
Other noncurrent liabilities	128,707	124,944
Total liabilities	3,770,572	3,849,008
Commitments and contingencies (Note 16)
Common stock—$.01 par value:
Authorized—180,000,000 shares, Issued and outstanding—31,938,188 shares at December 28, 2014 and 31,842,642 shares at March 31, 2014	319	318
Additional paid-in-capital	435,746	534,015
Retained earnings	2,984,960	2,789,264
Accumulated other comprehensive loss	(652,900)	(680,809)
Common stock in treasury, at cost—9,638,009 shares held at December 28, 2014 and 9,712,877 shares held at March 31, 2014	(729,832)	(731,213)
Total Alliant Techsystems Inc. stockholders' equity	2,038,293	1,911,575
Noncontrolling interest	10,854	10,563
Total equity	2,049,147	1,922,138
Total liabilities and equity	$5,819,719	$5,771,146
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(Amounts in thousands)	December 28, 2014	December 29, 2013
Operating Activities:
Net income before noncontrolling interest	$226,644	$245,120
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	78,605	70,160
Amortization of intangibles	25,433	17,239
Amortization of debt discount	3,212	5,481
Amortization of deferred financing costs	3,887	9,047
Goodwill/tradename impairment	52,220	—
Deferred income taxes	31,920	12,170
Loss on disposal of property	2,448	3,908
Share-based plans expense	12,005	9,437
Excess tax benefits from share-based plans	(6,983)	(833)
Changes in assets and liabilities net of effects of business acquisitions:
Net receivables	(241,072)	46,217
Net inventories	3,515	(47,679)
Accounts payable	39,455	(177,435)
Contract advances and allowances	36,955	(11,910)
Accrued compensation	(32,445)	(35,570)
Accrued income taxes	(22,135)	9,726
Pension and other postretirement benefits	(33,006)	41,284
Other assets and liabilities	(26,472)	25,922
Cash provided by operating activities	154,186	222,284
Investing Activities:
Capital expenditures	(91,991)	(80,580)
Acquisition of business, net of cash acquired	—	(1,301,597)
Proceeds from the disposition of property, plant, and equipment	2,154	5,326
Cash used for investing activities	(89,837)	(1,376,851)
Financing Activities:
Borrowings on line of credit	635,000	280,000
Repayments of line of credit	(535,000)	(280,000)
Payments made on bank debt	(28,250)	(25,000)
Payments made to extinguish debt	(404,462)	(510,000)
Proceeds from issuance of long-term debt	150,000	1,560,000
Payments made for debt issue costs	(1,008)	(21,641)
Purchase of treasury shares	(9,001)	(53,270)
Dividends paid	(30,657)	(24,951)
Proceeds from employee stock compensation plans	—	729
Excess tax benefits from share-based plans	6,983	833
Cash provided by (used for) financing activities	(216,395)	926,700
Effect of foreign currency exchange rate fluctuations on cash	(1,666)	335
Decrease in cash and cash equivalents	(153,712)	(227,532)
Cash and cash equivalents at beginning of period	266,632	417,289
Cash and cash equivalents at end of period	$112,920	$189,757

Supplemental Cash Flow Disclosures:
Noncash operating and investing activities:
Capital expenditures included in accounts payable	$4,787	$2,991
   See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock $.01 Par Value		Additional Paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in thousands except share data)	Shares	Amount
Nine Months Ended December 28, 2014
Balance, March 31, 2014	31,842,642	$318	$534,015	$2,789,264	$(680,809)	$(731,213)	$10,563	$1,922,138
Comprehensive income				226,353	27,909		291	254,553
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	29,122	—	(3,312)	—	—	3,312	—	—
Share-based compensation	—	—	12,005	—	—	—	—	12,005
Treasury stock purchased	—	—	—	—	—	—	—	—
Performance shares issued net of treasury stock withheld	66,702	—	(8,290)	—	—	1,967	—	(6,323)
Tax benefit related to share-based plans and other	—	—	12,663	—	—	—	—	12,663
Dividends paid	—	—	—	(30,657)	—	—	—	(30,657)
Convertible debt premium, net of tax ($42,322)	—	—	(112,555)	—	—	—	—	(112,555)
Employee benefit plans and other	(278)	1	1,220	—	—	(3,898)	—	(2,677)
Balance, December 28, 2014	31,938,188	$319	$435,746	$2,984,960	$(652,900)	$(729,832)	$10,854	$2,049,147

Nine Months Ended December 29, 2013
Balance, March 31, 2013	32,318,295	$323	$534,137	$2,483,483	$(828,304)	$(687,470)	$10,392	$1,512,561
Comprehensive income				244,910	52,733		210	297,853
Exercise of stock options	13,173	—	(252)	—	—	981	—	729
Restricted stock grants	72,342	—	(6,017)	—	—	6,017	—	—
Share-based compensation	—	—	9,437	—	—	—	—	9,437
Treasury stock purchased	(609,922)	—	—	—	—	(52,130)	—	(52,130)
Performance shares issued net of treasury stock withheld	34,138	—	(3,856)	—	—	2,450	—	(1,406)
Tax benefit related to share-based plans and other	—	—	4,582	—	—	—	—	4,582
Dividends paid	—	—	—	(24,951)	—	—	—	(24,951)
Employee benefit plans and other	(4,330)	(5)	532	—	—	(918)	—	(391)
Balance, December 29, 2013	31,823,696	$318	$538,563	$2,703,442	$(775,571)	$(731,070)	$10,602	$1,746,284
See Notes to the Condensed Consolidated Financial Statements.

ALLIANT TECHSYTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter and Nine Months Ended December 28, 2014
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
The unaudited condensed consolidated financial statements of Alliant Techsystems Inc. (“the Company” or “ATK”) as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. ATK’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (“fiscal 2014”). Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of ATK’s financial position as of December 28, 2014, and its results of operations for the quarters and nine months ended December 28, 2014 and December 29, 2013, and cash flows for the nine months ended December 28, 2014 and December 29, 2013.

On April 28, 2014, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Vista Outdoor Inc. (formerly Vista SpinCo Inc.), a Delaware corporation and a wholly owned subsidiary of ATK (“Sporting”), Vista Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of ATK, and Orbital Sciences Corporation, a Delaware corporation (“Orbital”), providing for the tax-free spin-off of the Sporting Group business to ATK stockholders (the “Distribution”), which will be immediately followed by a tax-free merger of Vista Merger Sub Inc. with and into Orbital (the “Merger” and together with the Distribution, the “Transaction”), with Orbital surviving the Merger as a wholly owned subsidiary of ATK. The Sporting Group continues to be included as part of continuing operations. The stockholders of both ATK and Orbital approved the merger on January 27, 2015. The transaction is anticipated to close on February 9, 2015.

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
On April 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity. The new guidance amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new guidance will be effective prospectively in the first quarter of fiscal 2016, although early adoption is permitted. The Company is evaluating the impact adoption of the new guidance will have on our consolidated financial statements.
Other new pronouncements issued but not effective for the Company until after December 28, 2014 are not expected to have a material impact on the Company's continuing financial position, results of operations, or liquidity.
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
Investments in marketable securities—ATK's investments in marketable securities represent investments held in a common collective trust ("CCT") that primarily invests in fixed income securities which are used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities is included within other current assets and deferred charges and other noncurrent assets on the consolidated balance sheets. ATK considers these to be Level 2 instruments.
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing, interest rate risk, and foreign currency risk, ATK periodically utilizes commodity, interest rate, and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 7, ATK has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. During fiscal 2014, ATK entered into five interest rate swaps. These swaps are valued based on future LIBOR rates and the established fixed-rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. During the nine months ended December 28, 2014, the Company entered into various foreign currency forward contracts. There were no foreign currency derivatives outstanding as of March 31, 2014.
Long-term debt—The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate debt is based on market quotes for each issuance. ATK considers these to be Level 2 instruments.
The following table sets forth by level within the fair value hierarchy ATK's financial assets and liabilities that are measured at fair value on a recurring basis:

	December 28, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Marketable securities	$—	$11,902	$—
Derivatives	—	1,150	—
Liabilities:
Derivatives	$—	$6,982	$—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Fair Value of Financial Instruments (Continued)

	March 31, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Marketable securities	$—	$10,130	$—
Derivatives	—	328	—
Liabilities:
Derivatives	$—	$8,459	$—
The following table presents ATK's assets and liabilities that are not measured at fair value on a recurring basis:

	December 28, 2014		March 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$650,000	$672,500	$846,228	$1,062,078
Variable-rate debt	1,418,500	1,414,956	1,246,750	1,247,062

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

Savage Acquisition

On June 21, 2013, ATK acquired Caliber Company, parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, the company designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. The purchase price was $315,000 net of cash acquired, and the settlement of purchase price adjustments. ATK believes the acquisition complements ATK's growing portfolio of leading consumer brands and has allowed the Company to build upon its offerings with Savage's prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage's sales distribution channels, new product development, and sophistication in manufacturing will significantly increase ATK's presence with a highly relevant product offering to distributors, retailers and consumers. Savage employs approximately 400 employees and is included in ATK's Sporting Group. The purchase price allocation was completed during the first quarter of fiscal 2015. None of the goodwill generated in this acquisition will be deductible for tax purposes.

Bushnell Acquisition

On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc. ("Bushnell"). Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 net of cash acquired, subject to customary post-closing adjustments. ATK believes the acquisition broadened the Company's existing capabilities in the commercial shooting sports market and expands the portfolio of branded shooting sports products. In addition, this transaction enables the Company to enter new sporting markets in golf and snow sports. ATK will leverage Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalize on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees and is included in ATK's Sporting Group. The purchase price allocation was completed during the third quarter of fiscal 2015. A portion of the goodwill generated in this acquisition will be deductible for tax purposes. ATK has recorded sales of approximately $151,164 and $420,736 for the quarter and nine months ended December 28, 2014, respectively and income before interest, income taxes, and noncontrolling interest of approximately $19,994 and $40,365 for the quarter and nine months ended December 28, 2014 associated with the operations of this acquired business which reflects transition costs. Subsequent to November 1, 2013, ATK recorded sales of approximately $85,074 for the quarter and nine months ended

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Acquisitions (Continued)

December 29, 2013 and income before interest, income taxes, and noncontrolling interest of approximately $3,123 for the quarter and nine months ended December 29, 2013 associated with the operations of this acquired business which reflects transition costs and $1,377 of inventory step-up costs.

Allocation of Consideration Transferred to Net Assets Acquired:

The following amounts represent the final determination of the fair value of identifiable assets acquired and liabilities assumed from the Bushnell acquisition:

Purchase price net of cash acquired:
Cash paid		$985,000
Cash paid for additional working capital		4,185
Total purchase price		989,185
Fair value of assets acquired:
Net receivables	$109,429
Net inventories	157,184
Tradename, technology, and customer relationship intangibles	365,579
Property, plant, and equipment	25,055
Other assets	6,886
Total assets	664,133
Fair value of liabilities assumed:
Accounts payable	80,099
Deferred income taxes	88,121
Other liabilities	30,932
Total liabilities	199,152
Net assets acquired		464,981
Goodwill		$524,204

Supplemental Pro Forma Data:

ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Bushnell are included in ATK’s consolidated financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the quarter and nine months ended December 29, 2013 present consolidated information as if the acquisition had been completed on April 1, 2012. The pro forma results were calculated by combining the results of ATK with the stand-alone results of Bushnell for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	Quarter Ended	Nine Months Ended
	December 29, 2013	December 29, 2013
Sales	$1,264,430	$3,783,713
Net income attributable to Alliant Techsystems Inc.	96,640	293,024
Basic earnings per common share	3.06	9.24
Diluted earnings per common share	2.96	9.04

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Acquisitions (Continued)

The unaudited supplemental pro forma data above include the following significant non-recurring adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on April 1, 2012, as adjusted for the applicable tax impact:

	Quarter Ended	Nine Months Ended
(Amounts in thousands)	December 29, 2013	December 29, 2013
Inventory Step-up, net[1]	$(847)	$(847)
ATK/Bushnell fees for advisory, legal, accounting services[2]	(8,369)	(11,031)
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

5. Goodwill, Net Intangibles, and Deferred Charges and Other Noncurrent Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Aerospace Group	Defense Group	Sporting Group	Total
Balance, March 31, 2014	$676,516	$366,947	$873,458	$1,916,921
Opening balance sheet adjustments	—	—	22,648	22,648
Impairment	—	—	(41,020)	(41,020)
Effect of foreign currency exchange rates	—	—	(14,838)	(14,838)
Balance, December 28, 2014	$676,516	$366,947	$840,248	$1,883,711

The opening balance sheet adjustments in the Sporting Group related to the final purchase price allocation adjustments to the original purchase price allocation for Savage and Bushnell as previously discussed.
As a result of the current market correction impacting demand for firearms and a decline in the Company’s near-term projected cash flows in the Firearms reporting unit during the quarter ending December 28, 2014, ATK determined a triggering event had occurred which indicated it was more likely than not that the fair value of the reporting unit was less than the book value. The fair value of the reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted against the estimated value derived from the guideline company market approach method. This market approach method estimates the price reasonably expected to be realized from the sale of the company based on comparable companies.
The goodwill recorded within the Sporting Group above is presented net of $41,020 of impairment losses. In addition as a result of market correction noted above ATK evaluated the fair value of the trade names as well. ATK determined the fair value of the tradenames based on the relief of royalty method and used a royalty rate of 6% for the Savage Arms tradename based on public guideline royalty-based transactions and a discount rate of 16%. This analysis resulted in a $11,200 noncash impairment charge was recorded within the Firearms reporting unit related to the non-amortizing Savage tradename intangible.
The goodwill recorded within Aerospace Group above is presented net of $108,500 of accumulated impairment losses.
Net intangibles includes amortizing and non-amortizing assets consisting of trademarks, tradenames and brand names that are not being amortized as their estimated useful lives are considered indefinite.

Net intangibles consisted of the following:

	December 28, 2014			March 31, 2014
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizing intangibles:
Tradename	$184,660	$(31,125)	$153,535	$184,660	$(21,723)	$162,937
Patented technology	33,389	(13,027)	20,362	33,389	(10,325)	23,064
Customer relationships and other	221,750	(51,577)	170,173	226,105	(38,554)	187,551
Total amortizing intangibles	439,799	(95,729)	344,070	444,154	(70,602)	373,552
Non-amortizing intangibles	193,098	—	193,098	204,298	—	204,298
Net intangibles	$632,897	$(95,729)	$537,168	$648,452	$(70,602)	$577,850

The amortizing intangibles in the table above are being amortized using a straight-line method over a weighted-average remaining period of approximately 12.4 years. Amortization expense for the quarter and nine months ended December 28, 2014 was $8,508 and $25,433, respectively. Amortization expense for the quarter and nine months ended December 29, 2013 was $10,133 and $17,239, respectively. ATK expects amortization expense related to these assets to be as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
5. Goodwill, Net Intangibles, and Deferred Charges and Other Noncurrent Assets (Continued)

Remainder of fiscal 2015	$8,528
Fiscal 2016	32,712
Fiscal 2017	30,422
Fiscal 2018	30,422
Fiscal 2019	27,678
Thereafter	214,308
Total	$344,070
Deferred charges and other noncurrent assets consisted of the following:

	December 28, 2014	March 31, 2014
Gross debt issuance costs	$28,995	$28,356
Less accumulated amortization	(7,600)	(4,084)
Net debt issuance costs	21,395	24,272
Parts inventory	9,473	10,921
Environmental remediation receivable	22,840	22,128
Derivative contracts	167	328
Other	62,521	59,577
Total deferred charges and other noncurrent assets	$116,396	$117,226

6. Earnings Per Share Data
 Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to ATK's Convertible Senior Subordinated Notes prior to their redemption during the quarter ended September 28, 2014 (see Note 12) during each period presented, which, if exercised, earned, or converted, would have had dilutive effect on EPS. In computing EPS for the quarter and nine months ended December 28, 2014 and December 29, 2013 earnings, as reported for each respective period, is divided by weighted-average shares outstanding, determined as follows (in thousands):

	Quarter Ended		Nine Months Ended
Weighted-average Shares Outstanding	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Basic	31,693	31,536	31,676	31,701
Dilutive effect of stock-based awards	305	256	340	241
Dilutive effect of contingently issuable shares	—	821	394	476
Diluted	31,998	32,613	32,410	32,418
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	45	3	45	3

7. Derivative Financial Instruments
ATK is exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials and energy,

•	interest rates, and

•	foreign currency exchange risks.

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
ATK entered into interest rate swaps in fiscal 2014 whereby the Company pays a fixed rate on a total notional amount of $400,000 and receive one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. The Company performs assessments of the effectiveness of hedge instruments on a quarterly basis and during fiscal 2015 and 2014 determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. At December 28, 2014, three of the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties, and two of the outstanding swap agreements were in a net asset position which would require the counterparties to make the net settlement payments to ATK. ATK does not anticipate nonperformance by the Company's counterparties. ATK does not hold or issue derivative financial instruments for trading purposes.
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
As of December 28, 2014, ATK had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	9,825,000
Zinc	4,350,000
As of December 28, 2014, ATK had three outstanding interest rate swaps with notional amounts of $100,000 each with maturity dates in August 2016, 2017, and 2018, as well as two interest rate swaps with notional amounts of $50,000 each with maturity dates in November 2016 and 2017. See footnote 12 for additional information.
As of December 28, 2014, ATK had outstanding foreign currency forward contracts in place for the following amounts:

Notional Amount of Currency
Purchase of foreign currency:
Euro	40,654
Sale of foreign currency:
Euro	5,983
British Pound Sterling	1,371

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Derivative Financial Instruments (continued)

The table below presents the fair value and location of ATK's derivative instruments designated as hedging instruments in the consolidated balance sheets.

		Asset Derivatives		Liability Derivatives
	Location	December 28, 2014	March 31, 2014	December 28, 2014	March 31, 2014
Commodity forward contracts	Other current assets / other current liabilities	$163	$—	$2,848	$6,212
Commodity forward contracts	Deferred charges and other noncurrent assets / other noncurrent liabilities	—	—	—	176
Interest rate contracts	Deferred charges and other noncurrent assets / other noncurrent liabilities	167	328	2,259	2,071
Foreign currency forward contracts	Other current assets / other current liabilities	820	—	1,620	—
Foreign currency forward contracts	Deferred charges and other noncurrent assets / other noncurrent liabilities	—	—	255	—
Total		$1,150	$328	$6,982	$8,459
Due to the nature of ATK's business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by ATK.
For the periods presented below, the derivative gains and losses in the consolidated statements of comprehensive income related to commodity forward contracts, interest rate swaps, and foreign currency forward contracts were as follows:

	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Location	Amount	Location	Amount
Quarter Ended December 28, 2014
Commodity forward contracts	Cost of Sales	$(431)	Cost of Sales	$—
Interest rate contracts	Interest expense	(1,037)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	718	Cost of Sales	—
Quarter Ended December 29, 2013
Commodity forward contracts	Cost of Sales	$(2,688)	Cost of Sales	$—
Interest rate contracts	Interest expense	(869)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—

Nine Months Ended December 28, 2014
Commodity forward contracts	Cost of Sales	$(2,204)	Cost of Sales	$—
Interest rate contracts	Interest expense	(3,011)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	718	Cost of Sales	—
Nine Months Ended December 29, 2013
Commodity forward contracts	Cost of Sales	$(4,297)	Cost of Sales	$(1,637)
Interest rate contracts	Interest expense	(869)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
All derivatives used by ATK during the periods presented were designated as hedging instruments.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Derivative Financial Instruments (continued)

During nine months ended December 29, 2013 there was a loss of $1,637 respectively, recognized in earnings as a result of ineffectiveness on forward contracts for copper and zinc. ATK expects that the remaining unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) ("AOCI"), net of income taxes, are as follows:

	December 28, 2014	March 31, 2014
Derivatives	$(3,608)	$(5,022)
Pension and other postretirement benefits	(633,480)	(675,114)
Cumulative translation adjustment	(16,920)	832
Available-for-sale securities	1,108	(1,505)
Total accumulated other comprehensive loss	$(652,900)	$(680,809)
The following table summarizes the changes in the balance of AOCI, net of income tax:

	Quarter Ended December 28, 2014					Nine Months Ended December 28, 2014
	Derivatives	Pension and Other Postretire-ment Benefits	Available-for-sale Securities	Cumulative Translation Adjustment	Total	Derivatives	Pension and Other Postretire-ment Benefits	Available-for-sale Securities	Cumulative Translation Adjustment	Total
Beginning of period unrealized gain (loss) in AOCI	$(1,016)	$(647,357)	$1,078	$(9,243)	$(656,538)	$(5,022)	$(675,114)	$832	$(1,505)	$(680,809)
Net decrease in fair value of derivatives	(3,054)	—	—	—	(3,054)	(1,368)	—	—	—	(1,368)
Net losses reclassified from AOCI, offsetting the price paid to suppliers (1)	462	—	—	—	462	2,782	—	—	—	2,782
Net actuarial losses reclassified from AOCI (2)	—	18,638	—	—	18,638	—	55,919	—	—	55,919
Prior service costs reclassified from AOCI (2)	—	(4,761)	—	—	(4,761)	—	(14,285)	—	—	(14,285)
Net change in cumulative translation adjustment	—	—	—	(7,677)	(7,677)	—	—	—	(15,415)	(15,415)
Net change in available-for-sale securities	—	—	30	—	30	—	—	276	—	276
End of period unrealized gain (loss) in AOCI	$(3,608)	$(633,480)	$1,108	$(16,920)	$(652,900)	$(3,608)	$(633,480)	$1,108	$(16,920)	$(652,900)

(1)	Amounts related to ATK derivative instruments that were reclassified from AOCI and recorded as a component of cost of sales for each period presented.

(2)	Amounts related to ATK pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented (Note 13).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
8. Accumulated Other Comprehensive Loss (Continued)

	Quarter Ended December 29, 2013					Nine Months Ended December 29, 2013
	Derivatives	Pension and Other Postretire-ment Benefits	Available-for-sale Securities	Cumulative Translation Adjustment	Total	Derivatives	Pension and Other Postretire-ment Benefits	Available-for-sale Securities	Cumulative Translation Adjustment	Total
Beginning of period unrealized gain (loss) in AOCI	$(4,985)	$(790,267)	$683	$34	$(794,535)	$(2,192)	$(826,898)	$786	$—	$(828,304)
Net decrease in fair value of derivatives	59	—	—	—	59	(4,730)	—	—	—	(4,730)
Net losses reclassified from AOCI, offsetting the price paid to suppliers (1)	2,187	—	—	—	2,187	3,184	—	—	—	3,184
Net losses reclassified from AOCI, due to ineffectiveness (1)	—	—	—	—	—	999	—	—	—	999
Net actuarial losses reclassified from AOCI (2)	—	22,847	—	—	22,847	—	68,541	—	—	68,541
Prior service costs reclassified from AOCI (2)	—	(4,531)	—	—	(4,531)	—	(13,594)	—	—	(13,594)
Net change in cumulative translation adjustment				(1,654)	(1,654)				(1,620)	(1,620)
Net change in available-for-sale securities	—	—	56		56	—	—	(47)		(47)
End of period unrealized gain (loss) in AOCI	$(2,739)	$(771,951)	$739	$(1,620)	$(775,571)	$(2,739)	$(771,951)	$739	$(1,620)	$(775,571)

(1)	Amounts related to our derivative instruments that were reclassified from AOCI and recorded as a component of cost of sales for each period presented.

(2)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented (Note 13).
9. Net Receivables
Net receivables, including amounts due under long-term contracts ("contract receivables"), consisted of the following:

	December 28, 2014	March 31, 2014
Billed receivables	$577,256	$479,950
Unbilled receivables	1,123,364	979,640
Other	11,034	14,230
Net receivables	$1,711,654	$1,473,820
Receivable balances are shown net of customer progress payments received of $534,411 as of December 28, 2014 and $527,670 as of March 31, 2014.
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
As of December 28, 2014 and March 31, 2014, the net receivable balance includes contract related unbilled receivables that ATK does not expect to collect within the next fiscal year of $309,200 and $264,400, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Net Inventories
Net inventories consist of the following:

	December 28, 2014	March 31, 2014
Raw materials	$160,269	$136,414
Work/contracts in process	147,333	150,071
Finished goods	244,788	271,765
Net inventories	$552,390	$558,250
11. Other Current and Noncurrent Liabilities
Other current and noncurrent liabilities consisted of the following:

	December 28, 2014	March 31, 2014
Other current liabilities:
Employee benefits and insurance, including pension, and other postretirement and postemployment benefits	$71,865	$65,858
Warranties	17,615	19,080
Interest	14,528	8,341
Environmental remediation	5,679	8,550
Rebates	30,592	17,593
Deferred lease obligations	19,391	26,257
Derivative contracts	4,468	6,212
Federal excise tax	25,559	35,892
Other	125,432	135,049
Total other current liabilities	$315,129	$322,832

Other noncurrent liabilities:
Environmental remediation	$45,375	$44,938
Management nonqualified deferred compensation plans	15,275	17,043
Income taxes	24,830	18,659
Deferred lease obligations	18,798	19,791
Other	24,429	24,513
Total other noncurrent liabilities	$128,707	$124,944

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Other Current and Noncurrent Liabilities (Continued)

ATK provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following table summarizes the changes in the product warranty:

Balance, March 31, 2014	$19,080
Payments made	(686)
Warranties issued	1,139
Changes related to preexisting warranties	(426)
Balance, June 29, 2014	19,107
Payments made	(1,852)
Warranties issued	2,233
Changes related to preexisting warranties	(734)
Balance, September 28, 2014	18,754
Payments made	(1,146)
Warranties issued	1,094
Changes related to preexisting warranties	(1,087)
Balance, December 28, 2014	$17,615

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

12. Long-term Debt

Long-term debt, including the current portion, consisted of the following:

	December 28, 2014	March 31, 2014
Senior Credit Facility dated November 1, 2013 (1):
Term A Loan due 2018	$972,125	$997,375
Term A Loan due 2019	148,125	—
Term B Loan due 2020	198,250	249,375
Revolving Credit Facility due 2018	100,000	—
5.25% Senior Notes due 2021 (2)	300,000	300,000
6.875% Senior Subordinated Notes due 2020 (3)	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024 (4)	—	199,440
Principal amount of long-term debt	2,068,500	2,096,190
Less: Unamortized discounts	—	3,212
Carrying amount of long-term debt	2,068,500	2,092,978
Less: Current portion of long-term debt	159,997	249,228
Long-term debt	$1,908,503	$1,843,750
(1) In fiscal 2014, ATK entered into a Third Amended and Restated Credit Agreement (the "2013 Senior Credit Facility"), which replaced its 2010 Senior Credit Facility. The 2013 Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature on November 1, 2018, and a Term B Loan of $250,000, which matures on November 1, 2020. The Term A Loan is subject to quarterly principal payments of $12,625, with the remaining balance due on November 1, 2018. Under the terms of the 2013 Senior Credit Facility, ATK exercised its option to increase the Term A Loan by $150,000 (the "Accordion") during the quarter ended September 28, 2014. Proceeds of the Accordion were used to partially finance the redemption of the 3.00% Convertible Notes, as discussed below. Terms of the Accordion are the same as the existing Term A Loan with the exception that it will mature on January 31, 2019, approximately three months after the existing Term A Loan. The Accordion is subject to quarterly principal payments of $1,875, with the balance due on January 31, 2019. During the quarter ended September 28, 2014, ATK also repaid $50,000 of its Term B Loan. The Term B Loan is now subject to quarterly principal payments of $499, with the remaining balance due on November 1, 2020. Substantially all domestic tangible and intangible assets of ATK and its subsidiaries are pledged as collateral under the 2013 Senior Credit Facility. Borrowings under the 2013 Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's current credit rating, the current base rate margin is 1.00% and the current Eurodollar margin is 2.00%. The weighted average interest rate for the Term A Loan, after taking into account the interest rate swaps discussed below, was 2.52% at December 28, 2014. ATK pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on ATK's current rating, this fee is currently 0.30%. As of December 28, 2014, ATK had $100,000 of borrowings against its $700,000 Revolving Credit Facility and had outstanding letters of credit of $191,009, which reduced amounts available on the Revolving Credit Facility to $408,991. Debt issuance costs totaling approximately $19,000 are being amortized over the term of each related Term Loan.
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
(3) In fiscal 2011, ATK issued $350,000 aggregate principal amount of 6.875% Senior Subordinated Notes ("the 6.875% Notes") that mature on September 15, 2020. These notes are general unsecured obligations. Interest on these notes is payable on March 15 and September 15 of each year. ATK has the right to redeem some or all of these notes from time to time on or after September 15, 2015, at specified redemption prices. Prior to September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. Debt issuance costs of approximately $7,100 related to these notes are being amortized to interest expense over 10 years. In accordance with the terms of the Transaction Agreement ATK anticipates redeeming these notes as during the closing process of the Transaction.
(4) In fiscal 2005, ATK issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the "3.00% Convertible Notes") that were scheduled to mature on August 15, 2024. During the second quarter of fiscal 2015, ATK retired these notes and paid a total of approximately $354,000 in cash for $199,440 in principal amount. The amount paid in excess of the principal balance was recorded as a reduction to additional paid in capital of approximately $154,000 in the second quarter. The convertible shares had no impact on diluted shares outstanding for the quarter ended December 28, 2014 as the notes were redeemed during the second quarter of fiscal 2015 and an impact of 821,000 for the quarter ended December 29, 2013 because ATK's average stock price exceeded the conversion price during that period. For the nine months ended December 28, 2014 and December 29, 2013 convertible shares had an impact of 394,000 and 476,000, respectively, because ATK's average stock price exceeded the conversion price during those periods.
See Note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for additional information regarding the terms and conditions of the Company’s outstanding debt agreements.

Interest Rate Swaps
During fiscal 2014, ATK entered into five floating-to-fixed interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates. As of December 28, 2014, ATK had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(432)	0.87%	0.16%	August 2016
Non-amortizing swap	$100,000	$(647)	1.29%	0.16%	August 2017
Non-amortizing swap	$100,000	$(1,180)	1.69%	0.16%	August 2018
Non-amortizing swap	$50,000	$105	0.65%	0.16%	November 2016
Non-amortizing swap	$50,000	$62	1.10%	0.16%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
Rank and Guarantees
The 5.25% Notes rank senior in right of payment to the 6.875% Notes, both of which are subordinated in right of payment to all existing and future senior secured indebtedness, including the Senior Credit Facility. The outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries. The parent company has no independent assets or operations. As a result of the acquisition of Bushnell during the third quarter of fiscal 2014, ATK's non-guarantor subsidiaries become more than minor. See footnote 20 for condensed consolidating financial information of the guarantor and non-guarantor subsidiaries. All of these guarantor subsidiaries are 100% owned by ATK. These guarantees are senior or senior subordinated obligations, as applicable, of the applicable subsidiary guarantors. The guarantee by any Subsidiary Guarantor of ATK’s obligations in respect of the 5.25% Notes and the 6.875% Notes will be released in each of the following circumstances:

•	if, as a result of the sale of its capital stock, such Subsidiary Guarantor ceases to be a Restricted Subsidiary;

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Long-term Debt (Continued)

•	if such Subsidiary Guarantor is designated as an “Unrestricted Subsidiary”;

•	upon defeasance or satisfaction and discharge of the 5.25% Notes or the 6.875% Notes, as applicable; and

•	if such Subsidiary Guarantor has been released from its guarantees of indebtedness under the Credit Agreement and all capital markets debt securities.
Scheduled Minimum Payments of Long-term Debt

Remainder of fiscal 2015	$29,999
Fiscal 2016	59,997
Fiscal 2017	59,997
Fiscal 2018	59,997
Fiscal 2019 (1)	1,019,247
Thereafter	839,263
Total	$2,068,500
(1) This balance includes $100,000 of borrowings on the Revolving Credit Facility which has been classified as current as ATK intends to repay the balance within the next 12 months.
ATK's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 50% and 52% as of December 28, 2014 and March 31, 2014, respectively.
Covenants and Default Provisions
ATK's Senior Credit Facility and the indentures governing the 5.25% Notes and the 6.875% Notes impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits ATK's ability to enter into sale-and-leaseback transactions. ATK’s 5.25% Notes and its 6.875% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK’s net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of December 28, 2014, this limit was approximately $967,000. The 2013 Senior Credit Facility allows ATK to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires that ATK meet and maintain specified financial ratios, including a minimum interest coverage ratio, a maximum consolidated senior leverage ratio, and a maximum consolidated leverage ratio. Many of ATK's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the 2013 Senior Credit Facility are subject to compliance with these covenants. As of December 28, 2014, ATK was in compliance with the financial covenants.
Cash Paid for Interest on Debt
Cash paid for interest totaled $53,800 and $45,931 in the nine months ended December 28, 2014, and December 29, 2013.

Table of Content
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

13. Employee Benefit Plans
The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Components of net periodic benefit cost:
Service cost	$5,849	$8,691	$17,547	$26,072
Interest cost	32,596	32,563	97,788	97,690
Expected return on plan assets	(41,803)	(40,278)	(125,409)	(120,833)
Amortization of unrecognized net loss	29,814	36,473	89,442	109,418
Amortization of unrecognized prior service cost	(5,622)	(5,246)	(16,866)	(15,738)
Net periodic benefit cost	$20,834	$32,203	$62,502	$96,609

	Other Postretirement Benefits
	Quarter Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Components of net periodic benefit cost:
Service cost	$1	$2	$3	$7
Interest cost	1,203	1,302	3,609	3,905
Expected return on plan assets	(888)	(855)	(2,665)	(2,564)
Amortization of unrecognized net loss	409	572	1,227	1,716
Amortization of unrecognized prior service cost	(2,094)	(2,095)	(6,282)	(6,286)
Net periodic benefit income	$(1,369)	$(1,074)	$(4,108)	$(3,222)
Employer Contributions. During the nine months ended December 28, 2014, ATK contributed $80,400 directly to the pension trust and $2,432 directly to retirees under its nonqualified supplemental executive retirement plan. ATK also contributed $8,138 to its other postretirement benefit plans. ATK does not anticipate making any additional contributions to the pension trust during the remainder of FY 2015. ATK anticipates making additional contributions of approximately $2,068 directly to retirees under the nonqualified plan and $2,668 to its other postretirement benefit plans during the remainder of fiscal 2015.
14. Income Taxes
ATK’s provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
The income tax provisions for the quarters ended December 28, 2014 and December 29, 2013 represent tax rates of 45.1% and 32.7%, respectively. The increase in the rate from the prior year quarter is primarily due to the nondeductible goodwill impairment partially offset by the retroactive extension of the Federal research and development (R&D) tax credit and the absence of the nondeductible acquisition costs in the prior year.
The income tax provisions for the nine months ended December 28, 2014 and December 29, 2013 represent tax rates of 35.8% and 32.7%, respectively. The increase in the rate from the prior year period is primarily due to the nondeductible goodwill impairment, absence of the prior year revaluation of unrecognized tax benefits due to proposed Treasury Department regulations, and the true-up of prior-year taxes partially offset by the benefit from an initiative resulting in a tax basis adjustment and the absence of the nondeductible acquisition costs in the prior year.

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
ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2008. The IRS is currently auditing ATK for fiscal 2013 and 2014. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $2,243 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,785.
15. Stock-based Compensation
ATK has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
Total pretax stock-based compensation expense of $4,078 and $3,129 was recognized during the quarters ended December 28, 2014 and December 29, 2013, respectively. Total pre-tax stock-based compensation expense of $12,005 and $9,437 was recognized during the nine months ended December 28, 2014 and December 29, 2013, respectively.
The total income tax benefit recognized in the income statement for share-based compensation was $1,564 and $1,199 during the quarters ended December 28, 2014 and December 29, 2013, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $4,606 and $3,620 during the nine months ended December 28, 2014 and December 29, 2013, respectively.
ATK sponsors three stock-based incentive plans, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, and the 2005 Stock Incentive Plan. As of December 28, 2014, ATK has authorized up to 3,982,360 common shares under the 2005 Stock Incentive Plan, of which 997,719 common shares are available to be granted. No new grants will be made out of the other two plans.
There are four types of awards outstanding under ATK's stock incentive plans: performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and stock options. ATK issues treasury shares upon the payment of performance awards and TSR awards, grant of restricted stock, or exercise of stock options.
As of December 28, 2014, there were up to 279,871 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of ATK stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares:

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
As of December 28, 2014, there were up to 27,366 shares reserved for TSR awards for key employees. ATK uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of ATK's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. There were no TSR awards granted during the nine months ended December 28, 2014.

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
Restricted stock granted to non-employee directors and certain key employees totaled 39,499 shares during the nine months ended December 28, 2014. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of ATK's common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of ATK's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires ATK to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of ATK's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. There were no stock options granted during the nine months ended December 28, 2014. The weighted average fair value of options granted was $23.00 during the nine months ended December 29, 2013.
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
On January 16, 2015, following arm's-length negotiation, the parties to In re Orbital Sciences Corporation Stockholder Litigation, C.A. No. 9635-VCN, entered into a Memorandum of Understanding (“MOU”) providing for the settlement in

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Contingencies (Continued)

principle of all claims asserted in the action, subject to the approval of the court.  Pursuant to the terms of the MOU, Orbital and ATK agreed to make additional information available to Orbital’s stockholders.  That additional information, which should be read in concert with the previously filed joint proxy statement/prospectus, was included in a Form 8-K filing by Orbital on January 16, 2015.  In addition, the defendants agreed to negotiate in good faith with plaintiffs’ counsel regarding an appropriate amount of fees and expenses to be paid to plaintiffs’ counsel by Orbital or its successor.
ATK, Orbital and the other defendants continue to deny all of the allegations in the lawsuit and believe the disclosures in the joint proxy statement/prospectus are adequate under the law.  Nevertheless, ATK, Orbital and the other defendants have agreed to settle the lawsuit for legal expenses incurred to date in order to avoid the burden, expense, distraction and uncertainties inherent in further litigation.
If approved by the court, the settlement provides for dismissal with prejudice of the lawsuit and provides for the release of any and all claims arising from the merger, except for those relating to any alleged material inaccuracy in ATK's historical financial statements.
There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the court will approve the settlement. In such event, or if the merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material. The settlement will not affect the consideration to be received by Orbital's stockholders in the merger or the timing of the anticipated closing of the merger.
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
Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At December 28, 2014, based on progress to date on certain contracts, there is approximately $42,991 included in unbilled receivables for contract claims compared to $35,113 as of March 31, 2014.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.75% and 1.5% as of December 28, 2014 and March 31, 2014, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	December 28, 2014		March 31, 2014
	Payable	Receivable	Payable	Receivable
Amounts (payable) receivable	$(53,711)	$27,640	$(58,194)	$28,540
Unamortized discount	2,657	(1,241)	4,706	(2,152)
Present value amounts (payable) receivable	$(51,054)	$26,399	$(53,488)	$26,388

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Contingencies (Continued)

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as noncurrent. Of the $51,054 discounted liability as of December 28, 2014, $5,679 was recorded within other current liabilities and $45,375 was recorded within other long-term liabilities. Of the $26,399 discounted receivable, ATK recorded $3,559 within other current assets and $22,840 within other noncurrent assets. As of December 28, 2014, the estimated discounted range of reasonably possible costs of environmental remediation was $51,054 to $80,730.
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
17. Share Repurchases
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the quarter ended December 29, 2013, ATK repurchased 35,253 shares for $3,871. During the nine months ended December 29, 2013, ATK repurchased 609,922 shares for $52,130. In accordance with the Transaction Agreement ATK entered into on April 28, 2014, ATK will not repurchase any outstanding shares prior to the closing of the Transaction.
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
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company’s consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $19,220 and $19,657 for the quarters ended December 28, 2014 and December 29, 2013, respectively. The current quarter adjustments were primarily driven by higher profit expectations in the Armament Systems and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
18. Changes in Estimates (Continued)

Aerospace Structures divisions. The prior year quarter adjustments were primarily driven by higher profit expectations in the Small Caliber Systems and Armament Systems divisions.
Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $62,201 and $86,937 for the nine months ended December 28, 2014 and December 29, 2013, respectively. The current year nine-month period adjustments were primarily driven by higher profit expectations in Space Systems Operations and Defense Electronics System, Armament Systems, and Missile Products divisions. The prior year nine-month period adjustments were primarily driven by higher profit expectations of $39,125 in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and for programs in the Space Systems Operations and Aerospace Structures divisions.
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

	Remaining Lease Rentals	Asset Impairment	Facility Closure and Other Costs	Total
Balance, March 31, 2014	$—	$—	$—	$—
Expense	6,774	2,465	1,385	10,624
Cash paid	—	—	(1,385)	(1,385)
Noncash settlements	—	(2,465)	—	(2,465)
Balance, December 28, 2014	$6,774	$—	$—	$6,774
20. Condensed Consolidated Financial Statements
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidated Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
Condensed Consolidated Statement of Comprehensive Income
Quarter Ended December 28, 2014
(unaudited)
	Parent Issuer	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Sales	$—	$1,192,946	$69,519	$(11,087)	$1,251,378
Cost of sales	—	919,025	39,596	(11,087)	947,534
Gross profit	—	273,921	29,923	—	303,844
Operating expenses:
Research and development	—	12,195	(1)	—	12,194
Selling	—	52,327	9,795	—	62,122
General and administrative	4,078	63,771	4,688	—	72,537
Goodwill/tradename impairment	—	52,220	—	—	52,220
Income before interest, income taxes, and noncontrolling interest	(4,078)	93,408	15,441	—	104,771
Equity in income/(loss) of subsidiaries	61,345	10,272	—	(71,617)	—
Interest expense	(21,438)	1	(937)	980	(21,394)
Interest income	—	912	96	(980)	28
Income before income taxes and noncontrolling interest	35,829	104,593	14,600	(71,617)	83,405
Income taxes	(9,818)	43,104	4,331	—	37,617
Net income before noncontrolling interest	45,647	61,489	10,269	(71,617)	45,788
Less net income attributable to noncontrolling interest	—	—	141	—	141
Net income attributable to Alliant Techsystems Inc.	$45,647	$61,489	$10,128	$(71,617)	$45,647

Comprehensive income:
Net income before noncontrolling interest	$45,647	$61,489	$10,269	$(71,617)	$45,788
Total other comprehensive income (loss)	3,638	11,315	(7,677)	(3,638)	3,638
Comprehensive income (loss)	49,285	72,804	2,592	(75,255)	49,426
Less comprehensive income attributable to noncontrolling interest	—	—	141	—	141
Comprehensive income (loss) attributable to Alliant Techsystems Inc.	$49,285	$72,804	$2,451	$(75,255)	$49,285

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidated Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
Condensed Consolidated Statement of Comprehensive Income
Nine Months Ended December 28, 2014
(unaudited)
	Parent Issuer	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Sales	$—	$3,633,504	$164,339	$2,174	$3,800,017
Cost of sales	—	2,787,795	95,544	2,174	2,885,513
Gross profit	—	845,709	68,795	—	914,504
Operating expenses:
Research and development	—	30,923	101		31,024
Selling	—	156,217	29,149		185,366
General and administrative	12,005	198,783	14,103		224,891
Goodwill/tradename impairment		52,220	—	—	52,220
Income before interest, income taxes, and noncontrolling interest	(12,005)	407,566	25,442	—	421,003
Equity in income/(loss) of subsidiaries	275,688	15,220	—	(290,908)	—
Interest expense	(68,189)	—	(2,865)		(68,169)
Interest income	—	2,667	290		72
Income before income taxes and noncontrolling interest	195,494	425,453	22,867	(290,908)	352,906
Income taxes	(30,859)	149,661	7,460	—	126,262
Net income before noncontrolling interest	226,353	275,792	15,407	(290,908)	226,644
Less net income attributable to noncontrolling interest	—	—	291	—	291
Net income attributable to Alliant Techsystems Inc.	$226,353	$275,792	$15,116	$(290,908)	$226,353

Comprehensive income:
Net income before noncontrolling interest	$226,353	$275,792	$15,407	$(290,908)	$226,644
Total other comprehensive income (loss)	27,909	43,324	(15,415)	(27,909)	27,909
Comprehensive income (loss)	254,262	319,116	(8)	(318,817)	254,553
Less comprehensive income attributable to noncontrolling interest	—	—	291	—	291
Comprehensive income (loss) attributable to Alliant Techsystems Inc.	$254,262	$319,116	$(299)	$(318,817)	$254,262

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidated Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
Condensed Consolidated Statement of Comprehensive Income
Quarter Ended December 29, 2013
(unaudited)
	Parent Issuer	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Sales	$—	$1,165,686	$62,901	$(20,183)	$1,208,404
Cost of sales	—	891,821	47,596	(20,183)	919,234
Gross profit	—	273,865	15,305	—	289,170
Operating expenses:
Research and development	—	11,853	46	—	11,899
Selling	—	50,441	6,511	—	56,952
General and administrative	3,129	66,738	4,477	—	74,344
Income before interest, income taxes, and noncontrolling interest	(3,129)	144,833	4,271	—	145,975
Equity in income/(loss) of subsidiaries	99,743	2,258	—	(102,001)	—
Interest expense	(28,501)	—	—	—	(28,501)
Interest income	—	1,661	132	—	1,793
Income before income taxes and noncontrolling interest	68,113	148,752	4,403	(102,001)	119,267
Income taxes	(12,173)	49,612	1,515	—	38,954
Net income before noncontrolling interest	80,286	99,140	2,888	(102,001)	80,313
Less net income attributable to noncontrolling interest	—	—	27	—	27
Net income attributable to Alliant Techsystems Inc.	$80,286	$99,140	$2,861	$(102,001)	$80,286

Comprehensive income:
Net income before noncontrolling interest	$80,286	$99,140	$2,888	$(102,001)	$80,313
Total other comprehensive income (loss)	18,964	18,372	(1,654)	(16,718)	18,964
Comprehensive income (loss)	99,250	117,512	1,234	(118,719)	99,277
Less comprehensive income attributable to noncontrolling interest	—	—	27	—	27
Comprehensive income (loss) attributable to Alliant Techsystems Inc.	$99,250	$117,512	$1,207	$(118,719)	$99,250

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidated Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
Condensed Consolidated Statement of Comprehensive Income
Nine Months Ended December 29, 2013
(unaudited)
	Parent Issuer	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Sales	$—	$3,366,598	$98,047	$(35,119)	$3,429,526
Cost of sales	—	2,585,195	80,843	(35,119)	2,630,919
Gross profit	—	781,403	17,204	—	798,607
Operating expenses:
Research and development	—	33,922	204	—	34,126
Selling	—	138,874	7,743	—	146,617
General and administrative	9,437	182,140	6,426	—	198,003
Income before interest, income taxes, and noncontrolling interest	(9,437)	426,467	2,831	—	419,861
Equity in income/(loss) of subsidiaries	286,172	(1,432)	—	(284,740)	—
Interest expense	(57,634)	—	—	—	(57,634)
Interest income	—	1,569	315	—	1,884
Income before income taxes and noncontrolling interest	219,101	426,604	3,146	(284,740)	364,111
Income taxes	(25,809)	142,303	2,497	—	118,991
Net income before noncontrolling interest	244,910	284,301	649	(284,740)	245,120
Less net income attributable to noncontrolling interest	—	—	210	—	210
Net income attributable to Alliant Techsystems Inc.	$244,910	$284,301	$439	$(284,740)	$244,910

Comprehensive income:
Net income before noncontrolling interest	$244,910	$284,301	$649	$(284,740)	$245,120
Total other comprehensive income (loss)	52,733	54,900	(1,620)	(53,280)	52,733
Comprehensive income (loss)	297,643	339,201	(971)	(338,020)	297,853
Less comprehensive income attributable to noncontrolling interest	—	—	210	—	210
Comprehensive income (loss) attributable to Alliant Techsystems Inc.	$297,643	$339,201	$(1,181)	$(338,020)	$297,643

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidated Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
Condensed Consolidated Balance Sheet
December 28, 2014
(unaudited)
	Parent Issuer	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$92,105	$20,815	$—	$112,920
Net receivables	—	1,654,270	57,384	—	1,711,654
Due from affiliates	—	—	4,082	(4,082)	—
Net inventories	—	489,808	62,582	—	552,390
Income tax receivable	—	38,044	(4,811)	—	33,233
Deferred income taxes	—	93,300	4,555	—	97,855
Other current assets	983	76,930	3,487	—	81,400
Total current assets	983	2,444,457	148,094	(4,082)	2,589,452
Net property, plant, and equipment	—	680,137	12,855	—	692,992
Investment in subsidiaries	6,205,902	184,547	—	(6,390,449)	—
Goodwill	—	1,764,231	119,480	—	1,883,711
Net intangibles	—	493,968	43,200	—	537,168
Due from affiliates	—	2,158,532	—	(2,158,532)	—
Deferred charges and other noncurrent assets	21,561	93,426	1,409	—	116,396
Total assets	$6,228,446	$7,819,298	$325,038	$(8,553,063)	$5,819,719
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$159,997	$—	$—	$—	$159,997
Accounts payable	—	324,974	16,723	—	341,697
Due to affiliates	—	4,082	—	(4,082)	—
Contract advances and allowances	—	142,628	114	—	142,742
Accrued compensation	—	96,959	3,358	—	100,317
Other current liabilities	18,996	279,128	17,005	—	315,129
Total current liabilities	178,993	847,771	37,200	(4,082)	1,059,882
Long-term debt	1,908,503	—	—	—	1,908,503
Postretirement and postemployment benefits	—	67,253	—	—	67,253
Pension	—	464,869	—	—	464,869
Deferred income taxes	—	128,404	12,954	—	141,358
Due to affiliates	2,100,143	—	58,389	(2,158,532)	—
Other noncurrent liabilities	2,514	125,661	532	—	128,707
Total liabilities	4,190,153	1,633,958	109,075	(2,162,614)	3,770,572
Shareholders’ equity attributable to ATK and subsidiaries	2,038,293	6,185,340	205,109	(6,390,449)	2,038,293
Noncontrolling interest	—	—	10,854	—	10,854
Total equity	2,038,293	6,185,340	215,963	(6,390,449)	2,049,147
Total liabilities and equity	$6,228,446	$7,819,298	$325,038	$(8,553,063)	$5,819,719

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidated Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
Condensed Consolidated Balance Sheet
March 31, 2014
(unaudited)
	Parent Issuer	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$220,056	$46,576	$—	$266,632
Net receivables	—	1,418,583	55,237		1,473,820
Due from affiliates	—	4,876	—	(4,876)	—
Net inventories	—	499,046	59,204		558,250
Deferred income taxes	—	88,543	5,073		93,616
Other current assets	—	57,324	11,956		69,280
Total current assets	—	2,288,428	178,046	(4,876)	2,461,598
Net property, plant, and equipment	—	684,424	13,127		697,551
Investment in subsidiaries	5,921,889	203,738	—	(6,125,627)	—
Goodwill	—	1,783,737	133,184		1,916,921
Net intangibles	—	527,565	50,285		577,850
Due from affiliates	—	1,997,307	—	(1,997,307)	—
Deferred charges and other noncurrent assets	24,600	92,475	151		117,226
Total assets	$5,946,489	$7,577,674	$374,793	$(8,127,810)	$5,771,146
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$249,228	$—	$—	$—	$249,228
Accounts payable	—	300,132	15,473	—	315,605
Due to affiliates	—	—	4,876	(4,876)	—
Contract advances and allowances	—	105,592	195	—	105,787
Compensation	—	125,908	2,913	—	128,821
Income taxes	—	6,254	1,623	—	7,877
Other current liabilities	14,553	269,809	38,470	—	322,832
Total current liabilities	263,781	807,695	63,550	(4,876)	1,130,150
Long-term debt	1,843,750	—	—	—	1,843,750
Deferred income taxes	—	103,149	14,366	—	117,515
Postretirement and postemployment benefits	—	74,874	—	—	74,874
Pension	—	557,775	—	—	557,775
Due to affiliates	1,925,136	—	72,168	(1,997,304)	—
Other noncurrent liabilities	2,247	122,153	544		124,944
Total liabilities	4,034,914	1,665,646	150,628	(2,002,180)	3,849,008
Stockholders’ equity attributable to ATK and subsidiaries	1,911,575	5,912,028	213,602	(6,125,630)	1,911,575
Noncontrolling interest	—	—	10,563	—	10,563
Total equity	1,911,575	5,912,028	224,165	(6,125,630)	1,922,138
Total liabilities and equity	$5,946,489	$7,577,674	$374,793	$(8,127,810)	$5,771,146

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidated Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
Condensed Consolidated Statement of Cash Flows
Nine Months Ended December 28, 2014
(unaudited)
	Parent Issuer	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$(8,076)	$182,718	$(13,456)	$(7,000)	$154,186
Investing Activities:
Capital expenditures	—	(88,356)	(3,635)	—	(91,991)
Due to (from) Affiliates	—	(224,471)	—	224,471	—
Proceeds from the disposition of property, plant, and equipment	—	2,158	(4)	—	2,154
Cash provided by (used for) investing activities	—	(310,669)	(3,639)	224,471	(89,837)
Financing Activities
Due to (from) Affiliates	224,471	—	—	(224,471)	—
Borrowings on line of credit	635,000	—	—	—	635,000
Repayments of line of credit	(535,000)	—	—	—	(535,000)
Payments made on bank debt	(28,250)	—	—	—	(28,250)
Payments made to extinguish debt	(404,462)	—	—	—	(404,462)
Proceeds from issuance of long-term debt	150,000	—	—	—	150,000
Payments made for debt issue costs	(1,008)	—	—	—	(1,008)
Purchase of treasury shares	(9,001)	—	—	—	(9,001)
Dividends paid	(30,657)	—	(7,000)	7,000	(30,657)
Excess tax benefits from share-based plans	6,983	—	—	—	6,983
Cash provided by (used for) financing activities	8,076	—	(7,000)	(217,471)	(216,395)
Effect of foreign currency exchange rate fluctuations on cash	—	—	(1,666)	—	(1,666)
Decrease in cash and cash equivalents	—	(127,951)	(25,761)	—	(153,712)
Cash and cash equivalents at beginning of period	—	220,056	46,576	—	266,632
Cash and cash equivalents at end of period	$—	$92,105	$20,815	$—	$112,920

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
20. Condensed Consolidated Financial Statements (Continued)

ALLIANT TECHSYSTEMS INC.
Condensed Consolidated Statement of Cash Flows
Nine Months Ended December 29, 2013
(unaudited)
	Parent Issuer	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$7,060	$202,788	$17,436	$(5,000)	$222,284
Investing Activities
Capital expenditures	—	(79,997)	(583)	—	(80,580)
Acquisition of business, net of cash acquired	(1,344,119)	36,978	5,544	—	(1,301,597)
Due to (from) Affiliates	—	(410,359)	—	410,359	—
Proceeds from the disposition of property, plant, and equipment	—	5,326	—	—	5,326
Cash used for investing activities	(1,344,119)	(448,052)	4,961	410,359	(1,376,851)
Financing Activities
Due to (from) Affiliates	410,359	—	—	(410,359)	—
Borrowings on line of credit	280,000	—	—	—	280,000
Repayments of line of credit	(280,000)	—	—	—	(280,000)
Payments made on bank debt	(25,000)	—	—	—	(25,000)
Payments made to extinguish debt	(510,000)	—	—	—	(510,000)
Proceeds from issuance of long-term debt	1,560,000	—	—	—	1,560,000
Payments made for debt issue costs	(21,641)	—	—	—	(21,641)
Purchase of treasury shares	(53,270)	—	—	—	(53,270)
Dividends paid	(24,951)	—	(5,000)	5,000	(24,951)
Proceeds from employee stock compensation plans	729	—	—	—	729
Excess tax benefits from share-based plans	833	—	—	—	833
Cash provided by (used for) financing activities	1,337,059	—	(5,000)	(405,359)	926,700
Effect of foreign currency exchange rate fluctuations on cash	—	(820)	1,155	—	335
Decrease in cash and cash equivalents	—	(246,084)	18,552	—	(227,532)
Cash and cash equivalents at beginning of period	—	382,725	34,564	—	417,289
Cash and cash equivalents at end of period	$—	$136,641	$53,116	$—	$189,757

21. Operating Segment Information
ATK operates its business structure within three operating groups. These operating segments (“groups”) are defined based on the reporting and review process used by ATK’s chief executive officer and other management.  The operating structure aligns ATK’s capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability. Each group is described below:

•
Aerospace Group, which generated 26% of ATK’s external sales in the nine months ended December 28, 2014, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small- and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 31% of ATK’s external sales in the nine months ended December 28, 2014, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
21. Operating Segment Information (Continued)

missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Sporting Group, which generated 43% of ATK’s external sales in the nine months ended December 28, 2014, develops, produces, and provides commercial ammunition, accessories, rifles and shotguns for the hunting, shooting, law enforcement, outdoor and sporting markets.

No contract contributed more than 10% of total external sales during the nine months ended December 28, 2014 and December 29, 2013 .
The following summarizes ATK's results by segment:

	Quarter Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Sales to external customers:
Aerospace Group	$319,916	$313,222	$971,347	$930,080
Defense Group	426,950	373,304	1,233,081	1,203,743
Sporting Group	504,512	521,878	1,595,589	1,295,703
Total sales to external customers	1,251,378	1,208,404	3,800,017	3,429,526
Intercompany sales:
Aerospace Group	4,717	4,856	15,395	14,589
Defense Group	39,066	81,945	162,820	198,223
Sporting Group	2,369	2,350	7,406	8,191
Eliminations	(46,152)	(89,151)	(185,621)	(221,003)
Total intercompany sales	—	—	—	—
Total sales	$1,251,378	$1,208,404	$3,800,017	$3,429,526

Income before interest, income taxes and noncontrolling interest:
Aerospace Group	$40,000	$33,383	$117,725	$111,039
Defense Group	48,553	53,078	144,038	170,236
Sporting Group	18,322	81,119	171,744	183,059
Corporate	(2,104)	(21,605)	(12,504)	(44,473)
Total income before interest, income taxes, and noncontrolling interest	$104,771	$145,975	$421,003	$419,861

	December 28, 2014	March 31, 2014
Assets:
Aerospace Group	$1,711,185	$1,646,563
Defense Group	1,390,527	1,209,150
Sporting Group	2,401,722	2,382,617
Corporate	316,285	532,816
Total assets	$5,819,719	$5,771,146
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

calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses, such as corporate accounting, legal, and treasury costs, are allocated out to the business segments. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with ATK's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at ATK's consolidated financial statements level. These eliminations are shown above in "Corporate" and were $5,254 and $9,689 for the quarters ended December 28, 2014 and December 29, 2013, respectively, and $18,787 and $21,258 for the nine months ended December 28, 2014 and December 29, 2013, respectively.

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

•
Aerospace Group, which generated 26% of ATK’s external sales in the nine months ended December 28, 2014, develops and produces rocket motor systems for human and cargo launch vehicles, conventional and strategic missiles, and missile defense interceptors. They also produce small- and micro-satellites, satellite components, structures and subsystems, lightweight space deployables and solar arrays, and provide engineering and technical services.  Additionally, the Aerospace Group operates in the military and commercial aircraft and launch structures markets.  Other products include ordnance, such as decoy and illuminating flares.

•
Defense Group, which generated 31% of ATK’s external sales in the nine months ended December 28, 2014, develops and produces military small-, medium-, and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision munitions, gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Sporting Group, which generated 43% of ATK’s external sales in the nine months ended December 28, 2014, develops, produces, and provides commercial ammunition, accessories, rifles and shotguns for the hunting, shooting, law enforcement, outdoor and sporting markets.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2015 financial results included the following:
Financial highlights for the quarter ended December 28, 2014

•	Quarterly sales of $1.3 billion.

•	Diluted earnings per share of $1.43 including a $52,220 goodwill and tradename impairment charge ($48,076 net of tax) or $1.50.

•	Orders for the quarter ended December 28, 2014 of $1.0 billion compared to $1.3 billion in the quarter ended December 29, 2013.

•	Total backlog of $6.7 billion at December 28, 2014 compared to $7.6 billion at December 29, 2013.

•
Income before interest, income taxes, and noncontrolling interest as a percentage of sales was 8.4% and 12.1% for the quarters ended December 28, 2014 and December 29, 2013, respectively. The decrease was driven by a $52 million goodwill and tradename non-cash impairment charge, partially offset by lower transaction costs, higher sales and improved profit expectations in the Aerospace Group.

•
The increase in the current quarter's tax rate to 45.1% from 32.7% in the quarter ended December 29, 2013 is primarily due to the non-deductibility for tax purposes of the goodwill impairment offset by the retroactive extension of the Federal R&D tax credit through December 31, 2014, as a result of the Tax Increase Prevention Act of 2014, signed into law on December 19, 2014 and the absence of nondeductible acquisition-related costs from the prior year.

Other notable events for fiscal 2015

•	On January 22, 2015, ATK’s Board of Directors declared a quarterly cash dividend of $0.32 per share, payable on February 6, 2015, to stockholders of record on February 2, 2015.

•
On April 28, 2014, ATK entered into a Transaction Agreement to spin-off the Sporting Group business and merge the remaining Aerospace and Defense Group businesses with Orbital Sciences Corporation. The stockholders of both ATK and Orbital approved the merger on January 27, 2015. The transaction is anticipated to close on February 9, 2015.

•	In the nine months ended December 28, 2014, ATK completed the retirement of its 3.00% Convertible Notes, for which ATK paid a total of $354,367 in cash, including accrued interest.

•
Under the terms of the Senior Credit Facility, ATK exercised an option to increase the Term A Loan by $150,000 (the "Accordion") during the nine months ended December 28, 2014. ATK used the proceeds of the Accordion to partially finance the tender offer of the 3.00% Convertible Notes, as discussed above, and to repay $50,000 of the outstanding Term B Loan.

Outlook

Transaction Agreement - On April 28, 2014, ATK entered into a Transaction Agreement (the “Transaction Agreement”) with Vista Outdoor Inc. (formerly Vista SpinCo Inc.), a Delaware corporation and a wholly owned subsidiary of ATK (“Sporting”), Vista Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of ATK, and Orbital Sciences Corporation, a Delaware corporation (“Orbital”), providing for the tax-free spin-off of the Sporting Group business to ATK stockholders (the “Distribution”), which will be immediately followed by the tax-free merger of Vista Merger Sub Inc. with and into Orbital (the “Merger” and together with the Distribution, the “Transaction”), with Orbital surviving the Merger as a wholly owned subsidiary of ATK. The stockholders of both ATK and Orbital approved the merger on January 27, 2015. The transaction is anticipated to close on February 9, 2015.

On December 19, 2014, Vista Outdoor Inc. (“Vista Outdoor”), a wholly-owned subsidiary of Alliant Techsystems Inc. (“ATK”), entered into a Credit Agreement (the “Vista Outdoor Credit Agreement”). Vista Outdoor entered into the Vista Outdoor Credit Agreement in connection with the proposed transaction between ATK and Orbital Sciences Corporation (“Orbital”), pursuant to which ATK’s Aerospace and Defense Groups will merge with Orbital immediately following the spin-off of ATK’s Sporting Group business to ATK stockholders as a newly formed sporting company, Vista Outdoor (the “Distribution” and, collectively, the “Transaction”). The Vista Outdoor Credit Agreement is comprised of a senior secured term loan of $350 million (the “Term Loan”) and a senior secured revolving credit facility of $400 million (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facility”), both of which mature five years from the date the Term Loan is drawn under the Vista Outdoor Credit Agreement (such date the Term Loan is drawn, the “Closing Date” and such date the Senior Credit Facility matures, the “Maturity Date”). In connection with the Transaction, Vista Outdoor will use a portion of the Senior Credit Facility to pay a cash dividend. The Term Loan will be drawn upon the close of the Transaction.

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
With regard to GFY15, the President signed the final GFY15 spending bill into law on December 16, 2014. The bill provides funding through September 30, 2015 for all agencies, including NASA; the one exception to full fiscal year funding is the Department of Homeland Security, which is funded under a CR through Feb 27, 2015.
The GFY15 National Defense Authorization Act (NDAA) was also signed into law in December. It authorizes $584,200,000 in spending ($495,500,000 for the Department of Defense and $17,900,000 for the defense activities of the Department of Energy and the Defense Nuclear Facilities Safety Board) and $63,700,000 for Overseas Contingency Operations (OCO).

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
Shooting Sports market - There has been a decline in the number of new long-gun background checks as evidenced by the The National Instant Criminal Background Check System, or NICS.  This decline indicates there is decreased demand for long-guns and related accessory categories and may impact ATK’s future revenue.  Previous market declines have lasted 12-24 months, but it is difficult to predict the significance or length of the current market situation. As a result of this decline and a decline in the Company’s near-term projected cash flows in the Firearms division a $52,220 non-cash impairment charge ($41,020 impairment to goodwill and $11,200 impairment to tradename) was recorded in the quarter ended December 28, 2014.

Critical Accounting Policies
ATK’s significant accounting policies are described in Note 1 to the consolidated financial statements included in ATK’s Annual Report on Form 10-K for the year ended March 31, 2014 (“fiscal 2014”). The accounting policies used in preparing ATK’s interim fiscal 2015 consolidated financial statements are the same as those described in ATK’s Annual Report except for the addition of the following:
Accounting for Goodwill:
During the quarter ATK recorded a $41,020 impairment of goodwill related to the Firearms reporting unit. As such the fair value of the reporting unit no longer exceeds the carrying value by more than 10% and therefore has less than a significant excess over carrying value. The fair value of the Firearms reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model requires ATK to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate and is weighted against the estimated value derived from the guideline company market approach method. ATK used a discount rate of 12.5% and a 3% terminal growth rate. The market approach method estimates the price reasonably expected to be realized from the sale of the company using comparable company multiples and a control premium of 25%.
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
Acquisitions

On November 1, 2013, ATK acquired Bushnell Group Holdings, Inc. Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 in cash, subject to customary post-closing adjustments expected to be settled in fiscal 2014. ATK believes the acquisition will broaden our existing capabilities in the commercial shooting sports market and expand our portfolio of branded shooting sports products. In addition, this transaction will enable the Company to enter new sporting markets in golf and snow sports. ATK will leverage Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalize on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees and will be included in the Sporting Group. The purchase price allocation was completed during the third quarter of fiscal 2015. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

ATK used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Bushnell are included in ATK’s consolidated financial statements at the date of acquisition. ATK has recorded sales of approximately $151,164 and $420,736 for the quarter and nine months ended December 28, 2014, respectively and income before interest, income taxes, and noncontrolling interest of approximately $19,994 and $40,365 for the quarter and nine months ended December 28, 2014 associated with the operations of this acquired business which reflects transition costs.

On June 21, 2013, ATK acquired Caliber Company, parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, the company designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. The purchase price was $315,000 net of cash acquired, and the settlement of purchase price adjustments. ATK believes the acquisition complements ATK's growing portfolio of leading consumer brands and has allowed the Company to build upon its offerings with Savage's prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage's sales distribution channels, new product development, and sophistication in manufacturing will significantly increase ATK's presence with a highly relevant product offering to distributors, retailers and consumers. Savage employs approximately 400 employees and is included in ATK's Sporting Group. The purchase price allocation was completed during the first quarter of fiscal 2015. None of the goodwill generated in this acquisition will be deductible for tax purposes.

There were no acquisitions during fiscal 2015.
Sales
No contract contributed more than 10% of total external sales during the nine months ended December 28, 2014 and December 29, 2013.
The following is a summary of each operating segment's sales:

	Quarter Ended				Nine Months Ended
	December 28, 2014	December 29, 2013	$ Change	% Change	December 28, 2014	December 29, 2013	$ Change	% Change
Aerospace Group	$324,633	$318,078	$6,555	2.1%	$986,742	$944,669	$42,073	4.5%
Defense Group	466,016	455,249	10,767	2.4%	1,395,901	1,401,966	(6,065)	(0.4)%
Sporting Group	506,881	524,228	(17,347)	(3.3)%	1,602,995	1,303,894	299,101	22.9%
Eliminations	(46,152)	(89,151)	42,999	(48.2)%	(185,621)	(221,003)	35,382	(16.0)%
Total external sales	$1,251,378	$1,208,404	$42,974	3.6%	$3,800,017	$3,429,526	$370,491	10.8%
Quarter:
Aerospace Group.    The increase in sales was primarily driven by a $19,800 increase in Aerospace Structures division due to increased production and improved profit expectations of commercial and military aircraft programs.
This increase was partially offset by a decrease of $7,600 in Space System Operations division due to decrease in classified programs and timing of contracts.
Defense Group.    The increase in sales was primarily driven by:

•	a $13,000 increase in Armament Systems division due to increased international sales, and

•	a $9,600 increase in Missile Products division due to increased production.
These increases were partially offset by:

•	a decrease of $10,300 in Defense Electronic Systems division due to completion of programs and

•	a decrease of $8,400 in Small Caliber Systems division due to decreased commercial ammunition production, partially offset by increased international sales.
Sporting Group.    The decrease in sales was primarily driven by a $83,500 decrease due to reduced demand as a result of a market correction in the ammunition and firearms markets, partially offset by increase of $66,100 due to the acquisition of Bushnell.
Corporate. The decrease in intergroup eliminations is due to decreased intergroup sales within the Defense Group.
Nine Months:

Aerospace Group.    The increase in sales was primarily driven by a $66,100 increase in Aerospace Structures division due to increased production and improved profit expectations of commercial and military aircraft programs.
This increase was partially offset by a decrease of $26,000 in Space Components division due to lower production volumes.
Defense Group.    The decrease in sales was primarily driven by:

•
a $26,300 decrease in Small Caliber Systems division due to reduced volume as programs neared completion and impacts from federal budget reductions partially offset by increased international sales, and

•	a $14,300 decrease in Defense Electronic Systems division driven by completion of programs.
This decrease was partially offset by an increase of $22,200 in Missile Products division due to increased production volumes.
Sporting Group.    The increase in sales was primarily driven by a $335,700 increase due to the acquisition of Bushnell and Savage, partially offset by a reduction in firearms and legacy accessories sales due to reduction in market demand.
Corporate. The decrease in intergroup eliminations is due to decreased intergroup sales within the Defense Group.
Cost of Sales
The following is a summary of each operating segment's cost of sales:

	Quarter Ended				Nine Months Ended
	December 28, 2014	December 29, 2013	$ Change	% Change	December 28, 2014	December 29, 2013	$ Change	% Change
Aerospace Group	$254,673	$254,077	$596	0.2%	$780,472	$746,355	$34,117	4.6%
Defense Group	373,621	360,987	12,634	3.5%	1,125,193	1,105,062	20,131	1.8%
Sporting Group	367,979	382,626	(14,647)	(3.8)%	1,179,092	974,948	204,144	20.9%
Corporate/eliminations	(48,739)	(78,456)	29,717	(37.9)%	(199,244)	(195,446)	(3,798)	1.9%
Total cost of sales	$947,534	$919,234	$28,300	3.1%	$2,885,513	$2,630,919	$254,594	9.7%
Quarter:
Aerospace Group.    The increase in cost of sales was primarily driven by a $9,300 increase in Aerospace Structures division due to increased production on commercial and military aircraft programs.
This increase was partially offset by a decrease of $7,000 in Space System Operations division due to decrease in classified programs and timing of contracts.
Defense Group.    The increase in cost of sales was primarily driven by:

•	a $11,300 increase in Missile Products division due to increased production volumes and

•	a $10,100 increase in Armament Systems division due to increased international production.
This increase was partially offset by a decrease of $10,700 in Defense Electronic Systems division due to decreased production levels.
Sporting Group.    The decrease in cost of sales was primarily driven by a $58,100 decrease due to reduced demand and market correction in the ammunition, firearms and legacy accessories markets, partially offset by $42,300 increase due to the acquisition of Bushnell.
Corporate. The decrease in corporate cost of sales eliminations was driven by decreased intercompany transaction eliminations, and lower pension expense.
Nine Months:
Aerospace Group.    The increase in cost of sales was primarily driven by a $57,600 increase in Aerospace Structures division due to increased production on commercial and military aircraft programs.
This increase was partially offset by a decrease of $17,400 in Space Components division due to lower production volumes.

Defense Group.    The increase in cost of sales was primarily driven by:

•	a $20,300 increase in Small Caliber Systems division due to increased international sales partially offset by reduced commercial ammunition production and

•	a $16,600 increase in Missile Products division due to increased production volumes.
This increase was partially offset by a decrease of $16,900 in Defense Electronic Systems division due to decreased production levels.
Sporting Group.    The increase in cost of sales was primarily driven by:

•	a $238,395 increase due to the acquisition of Bushnell and Savage, and

•	increase in ammunition costs driven by changes in product mix and increased promotional activity, partially offset by a reduction in legacy accessories due to reduction in market demand.
Corporate. The increase in corporate cost of sales eliminations was driven by lower pension expense partially offset by decreased intercompany transaction eliminations.
Operating Expenses

	Quarter Ended					Nine Months Ended
	December 28, 2014	As a % of Sales	December 29, 2013	As a % of Sales	$ Change	December 28, 2014	As a % of Sales	December 29, 2013	As a % of Sales	$ Change
Research and development	$12,194	1.0%	$11,899	1.0%	$295	$31,024	0.8%	$34,126	1.0%	$(3,102)
Selling	62,122	5.0%	56,952	4.7%	5,170	185,366	4.9%	146,617	4.3%	38,749
General and administrative	72,537	5.8%	74,344	6.2%	(1,807)	224,891	5.9%	198,003	5.8%	26,888
Total operating expense	$146,853	11.8%	$143,195	11.9%	$3,658	$441,281	11.6%	$378,746	11.1%	$62,535
Quarter:
Operating expenses increased by $3,658 from the prior-year period. Research and development costs were flat. Selling expenses increased primarily due to increased commissions due to the Bushnell acquisition. General and administrative costs decreased due to the absence of transaction costs associated with the Bushnell acquisition in the prior-year quarter partially offset by costs related to the proposed Transaction.
Nine Months:
Operating expenses increased by $62,535 from the prior-year period. Research and development costs decreased due to timing of expenditures in the Defense Group. Selling expenses increased primarily due to increased commissions as result of increased sales in the Sporting Group and as a result of the acquisition of Bushnell and Savage. General and administrative costs increased due to transaction costs related to the proposed Transaction and the addition of costs associated with Bushnell and Savage partially offset by the absence of transaction costs associated with the Bushnell acquisition in the prior-year.
Income before Interest, Income Taxes, and Noncontrolling Interest

	Quarter Ended			Nine Months Ended
	December 28, 2014	December 29, 2013	Change	December 28, 2014	December 29, 2013	Change
Aerospace Group	$40,000	$33,383	$6,617	$117,725	$111,039	$6,686
Defense Group	48,553	53,078	(4,525)	144,038	170,236	(26,198)
Sporting Group	18,322	81,119	(62,797)	171,744	183,059	(11,315)
Corporate/eliminations	(2,104)	(21,605)	19,501	(12,504)	(44,473)	31,969
Total	$104,771	$145,975	$(41,204)	$421,003	$419,861	$1,142
Quarter:

Aerospace Group.    The increase was primarily driven by increased production and improved profit expectations of commercial and military aircraft programs.
Defense Group.    The decrease primarily driven by program mix in the Small Caliber Systems division due to the transition to the new contract at the Lake City Army Ammunition Plant, partially offset by sales increases in the Missile Products and Armament Systems division.
Sporting Group.    The decrease was primarily driven by a $52,220 goodwill and tradename non-cash impairment charge, lower organic sales due to lower sales volume in ammunition, firearms and legacy accessories, partially offset by the Bushnell acquisition.
Corporate.    The income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under the Financial Accounting Standards ("FAS") and the expense calculated under U.S. Cost Accounting Standards ("CAS"), and the elimination of intercompany profits. The change from the prior year is driven by lower pension expenses, transaction costs, and decreased intercompany transaction eliminations.
Nine Months:
Aerospace Group.    The increase was primarily driven by increased production and improved profit expectations of commercial and military aircraft programs.
Defense Group.    The decrease reflects the absence of a change in profit expectations on a program in Small Caliber Systems division, due to operation efficiencies gained as one contract neared completion and a new contract was initiated in the prior year, partially offset by increased sales in Missile Products division and improved international contract mix.
Sporting Group.    The decrease primarily reflects the goodwill and tradename non-cash impairment charge offset by Bushnell and Savage results.
Corporate.    The income before interest, income taxes, and noncontrolling interest primarily reflects expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under FAS and the expense calculated under CAS, and the elimination of intercompany profits. The change from the prior year is driven by lower pension expenses, lower transaction costs and decreased intercompany transaction eliminations.
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

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates, positive or negative, due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company’s consolidated financial position or annual results of operations. During the quarters ended December 28, 2014 and December 29, 2013, the Company recognized favorable operating income adjustments of $44,788 and $42,552, and unfavorable operating income adjustments of $25,568 and $22,895, respectively. The current quarter adjustments were primarily driven by higher profit expectations in the Armament Systems and Aerospace Structures divisions. The prior year quarter adjustments were primarily driven by higher profit expectations in the Small Caliber Systems and Armament Systems divisions. During the nine months ended December 28, 2014 and December 29, 2013, the Company recognized favorable operating income adjustments of $104,937 and $140,641, and unfavorable operating income adjustments of $42,736 and $53,704, respectively. The current year nine-month period adjustments were primarily driven by higher profit expectations in Space Systems Operations and Defense Electronics System, Armament Systems, and Missile Products divisions. The prior year period adjustments were primarily driven by higher profit expectations of $39,125 in Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and for programs in Space Systems Operations and Aerospace Structures division.

Net Interest Expense
Quarter:
Net interest expense for the quarter ended December 28, 2014 was $21,366, a decrease of $5,342 compared to $26,708 in the comparable quarter of fiscal 2014. The decrease was due to a decrease in the weighted average interest rate and the prior year write-off of deferred financing costs due to debt refinancing activity, partially offset by an increase in the average amount of debt outstanding.
Nine Months:
Net interest expense for the nine months ended December 28, 2014 was $68,097, an increase of $12,347 compared to $55,750 in the comparable nine-month period of fiscal 2014. The increase was due to an increase in the average amount of debt outstanding, partially offset by a decrease in the weighted average interest rate and the prior year write-off of deferred financing costs due to debt refinancing activity.
Income Tax Provision

	Quarter Ended					Nine Months Ended
	December 28, 2014	Effective Rate	December 29, 2013	Effective Rate	$ Change	December 28, 2014	Effective Rate	December 29, 2013	Effective Rate	$ Change
Income taxes	$37,617	45.1%	$38,954	32.7%	$(1,337)	$126,262	35.8%	$118,991	32.7%	$7,271
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
Quarter:
The income tax provisions for the quarters ended December 28, 2014 and December 29, 2013 represent effective tax rates of 45.1% and 32.7%, respectively. The increase in the rate from the prior year quarter is primarily due to the nondeductible goodwill impairment partially offset by the retroactive extension of the Federal research and development (R&D) tax credit and the absence of the nondeductible acquisition costs in the prior year.
Nine Months:
The income tax provisions for the nine months ended December 28, 2014 and December 29, 2013 represent effective tax rates of 35.8% and 32.7%, respectively. The increase in the rate from the prior year period is primarily due to the nondeductible goodwill impairment, absence of the prior year revaluation of unrecognized tax benefits due to proposed Treasury Department regulations, and the true-up of prior-year taxes partially offset by the benefit from an initiative resulting in a tax basis adjustment and the absence of the nondeductible acquisition costs in the prior year.
ATK or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2008. The IRS is currently auditing ATK for fiscal 2013 and 2014. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $2,243 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,785.
Net Income Before Noncontrolling Interest
Quarter:
Net income before noncontrolling interest for the quarter ended December 28, 2014 was $45,788, a decrease of $34,525 compared to $80,313 in the second quarter of fiscal 2014. This change was driven by a $52,220 goodwill and tradename impairment, a $3,658 increase in operating expenses, and an decrease of $1,337 in income taxes, partially offset by a $14,674 increase in gross profit, and a decrease of $5,342 in net interest expense over the prior-year period.
Nine Months:

Net income before noncontrolling interest for the nine months ended December 28, 2014 was $226,644, a decrease of $18,476 compared to $245,120 in the comparable period of fiscal 2014. This decrease was driven by a $52,220 goodwill and tradename impairment, a $62,535 increase in operating expenses, a an increase of $12,347 in net interest expense, and an increase of $7,271 income taxes, partially offset by a $115,897 increase in gross profit over the prior year.
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
Cash Flow Summary
Cash flows provided by operations was $154,186 for the first nine months of fiscal 2015 compared to $222,284 for the first nine months of fiscal 2014. Cash flows provided by operations included the increased pension contributions and cash taxes paid partially offset by the collection of the pension segment close-out payment at the Radford Army Ammunition Plant. Capital expenditures in the first nine months of fiscal 2015 were $91,991.
ATK's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended December 28, 2014 and December 29, 2013 are summarized as follows:

	Nine Months Ended
	December 28, 2014	December 29, 2013
Cash provided by (used for):
Operating activities	$154,186	$222,284
Investing activities	(89,837)	(1,376,851)
Financing activities	(216,395)	926,700
Effect of foreign currency exchange rate fluctuations on cash	(1,666)	335
Net cash flows	$(153,712)	$(227,532)
Operating Activities
Net cash provided by operating activities decreased $68,098 as compared to the prior year. This decrease was driven by increased pension contributions and cash taxes paid partially offset by the collection of the pension segment close-out payment at the Radford Army Ammunition Plant.
Investing Activities
Net cash used for investing activities decreased $1,287,014, primarily due to the acquisition of Bushnell and Savage in the prior year.
Financing Activities
Net cash used for financing activities was $216,395 compared to net cash provided by financing activities of $926,700 in the prior period, a change of $1,143,095. This change was due to the current year retirement of the 3.00% Convertible Notes, repayment of $50,000 of its Term B Loan, partially offset by ATK's exercise of its option to increase the Term A Loan by $150,000 and $100,000 of borrowings under ATK's Revolving Credit Facility. In addition, in the prior year, ATK issued debt for the acquisition of Bushnell.
Liquidity

In addition to ATK's normal operating cash requirements, the Company's principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends, any strategic acquisitions and the anticipated spin-off of the Sporting Group and the merger of ATK with Orbital. ATK's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. ATK's debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility, as discussed further below. ATK's other debt service requirements consist of interest expense on its debt. Additional cash will be required to redeem all of the 6.875% Notes as required under the Transaction Agreement. ATK believes the Company has sufficient liquidity to refinance those payments net of a dividend received as a result of the spin-off of the Sporting Group.
During the nine months ended December 28, 2014, ATK paid dividends totaling $30,657. On January 22, 2015, ATK's Board of Directors declared a quarterly cash dividend of $0.32 per share payable on February 6, 2015, to stockholders of record on February 2, 2015. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including the Company's earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. ATK cannot be certain that the Company will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
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
Long-term Debt and Credit Facilities
As of December 28, 2014, ATK had actual total indebtedness of $2,068,500, and the $700,000 Revolving Credit Facility provided for the potential of additional borrowings up to $408,991. There were $100,000 of borrowings under the Revolving Credit Facility as of December 28, 2014, and ATK had outstanding letters of credit of $191,009, which reduced the amount available under the facility.
ATK's indebtedness at December 28, 2014 consisted of the following:

	December 28, 2014	March 31, 2014
Senior Credit Facility dated November 1, 2013:
Term A Loan due 2018	$972,125	$997,375
Term A Loan due 2019	148,125	—
Term B Loan due 2020	198,250	249,375
Revolving Credit Facility due 2018	100,000	—
5.25% Senior Notes due 2021	300,000	300,000
6.875% Senior Subordinated Notes due 2020	350,000	350,000
3.00% Convertible Senior Subordinated Notes due 2024	—	199,440
Principal amount of long-term debt	2,068,500	2,096,190
Less: Unamortized discounts	—	3,212
Carrying amount of long-term debt	2,068,500	2,092,978
Less: Current portion of long-term debt	159,997	249,228
Long-term debt	$1,908,503	$1,843,750
See Note 12 "Long-term Debt" to the condensed consolidated financial statements in Part I, Item 1 for a detailed discussion of these borrowings.

Senior Credit Facility
In fiscal 2014, ATK entered into a Third Amended and Restated Credit Agreement (the "2013 Senior Credit Facility"), which replaced its 2010 Senior Credit Facility. The 2013 Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature in 2018, and a Term Loan B of $250,000, which matures in 2020. The Term A Loan is subject to quarterly principal payments of $12,625, with the remaining balance due on November 1, 2018. The Term B Loan is subject to quarterly principal payments of $499, with the remaining balance due on November 1, 2020. As of December 28, 2014, ATK had $100,000 outstanding borrowings under the Revolving Credit Facility.
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
6.875% Notes due 2020
ATK's 6.875% Notes mature on September 15, 2020. These notes are general unsecured obligations. Interest on these notes accrues at a rate of 6.875% per annum and is payable semi-annually on September 15 and March 15 of each year. ATK has the right to redeem some or all of these notes on or after September 15, 2015, at specified redemption prices. Prior to September 15, 2015, ATK may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In accordance with the terms of the Transaction Agreement, ATK anticipates redeeming these notes as during the closing process of the Transaction.
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

	Senior Leverage Ratio (1)	Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	3.00	4.00	3.00
Actual at December 28, 2014	1.73	2.55	9.69
(1) Not to exceed the required financial ratio
(2) Not to be below the required financial ratio
The Leverage Ratio is the sum of ATK's total debt plus financial letters of credit and surety bonds, net of up to $100,000 of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary noncash items, noncash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Senior Leverage Ratio is the sum of ATK's senior debt plus financial letters of credit and surety bonds, net of up to $100,000 of cash, divided by Covenant EBITDA. The Interest Coverage Ratio is Covenant EBITDA divided by interest expense (excluding noncash charges).
Many of ATK's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. ATK's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The indentures governing the 5.25% Senior Notes and the 6.875% Notes also impose restrictions on ATK, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. As of December 28, 2014, ATK was in compliance with the covenants in all of its debt agreements and expects to be in compliance for the foreseeable future.
Share Repurchases
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of ATK common stock, executable over the next two years. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares may be purchased in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the nine months ended December 28, 2014, ATK did not repurchase any shares, compared to 609,922 shares for $52,130 in the nine months ended December 29, 2013. In accordance with the Transaction Agreement ATK entered into on April 28, 2014, ATK will not repurchase any outstanding shares prior to the closing of the transaction.
Any additional authorized repurchases would be subject to market conditions and ATK's compliance with its debt covenants. ATK's 6.875% Senior Subordinated Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on ATK's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of December 28, 2014, this limit was approximately $967,000. As of December 28, 2014, the Senior Credit Facility allows ATK to make unlimited "restricted payments" (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as ATK maintains a certain amount of liquidity and maintains certain senior debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the facility are not met.
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

On January 16, 2015, following arm's-length negotiation, the parties to In re Orbital Sciences Corporation Stockholder Litigation, C.A. No. 9635-VCN, entered into a Memorandum of Understanding (“MOU”) providing for the settlement in principle of all claims asserted in the action, subject to the approval of the court.  Pursuant to the terms of the MOU, Orbital and ATK agreed to make additional information available to Orbital’s stockholders.  That additional information, which should be read in concert with the previously filed joint proxy statement/prospectus, was included in a Form 8-K filing by Orbital on January 16, 2015.  In addition, the defendants agreed to negotiate in good faith with plaintiffs’ counsel regarding an appropriate amount of fees and expenses to be paid to plaintiffs’ counsel by Orbital or its successor.

ATK, Orbital and the other defendants continue to deny all of the allegations in the lawsuit and believe the disclosures in the joint proxy statement/prospectus are adequate under the law.  Nevertheless, ATK, Orbital and the other defendants have agreed to settle the lawsuit for legal expenses incurred to date in order to avoid the burden, expense, distraction and uncertainties inherent in further litigation.

If approved by the court, the settlement provides for dismissal with prejudice of the lawsuit and provides for the release of any and all claims arising from the merger, except for those relating to any alleged material inaccuracy in ATK's historical financial statements.

There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the court will approve the settlement. In such event, or if the merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material. The settlement will not affect the consideration to be received by Orbital's stockholders in the merger or the timing of the anticipated closing of the merger.

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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that ATK expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.75% and 1.50% as of December 28, 2014 and March 31, 2014, respectively. ATK's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	December 28, 2014		December 29, 2013
	Payable	Receivable	Payable	Receivable
Undiscounted (payable) receivable	$(53,711)	$27,640	$(58,194)	$28,540
Unamortized discount	2,657	(1,241)	4,706	(2,152)
Present value amounts (payable) receivable	$(51,054)	$26,399	$(53,488)	$26,388

As of December 28, 2014, the estimated discounted range of reasonably possible costs of environmental remediation was $51,054 to $80,730.
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
ATK, however, has been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, the prices of commodity metals, such as lead, steel, zinc, and copper, continue to be volatile. These prices generally impact our small-caliber ammunition and commercial ammunition businesses.
With respect to ATK's commercial ammunition business, ATK has a strategic sourcing and price strategy to mitigate risk from commodity price fluctuation. ATK will continue to evaluate the need for future price changes in light of these trends, ATK's competitive landscape, and its financial results. If ATK sourcing and pricing strategy is unable to offset impacts of the commodity price fluctuations, ATK's future results from operations and cash flows would be materially impacted.
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
There have been no other material changes in ATK’s market risk during the quarter ended December 28, 2014. For additional information, refer to Item 7A of Part II of ATK’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 28, 2014, ATK’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of ATK’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that ATK’s disclosure controls and procedures are effective to ensure that information required to be disclosed by ATK in reports that ATK files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports ATK files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 28, 2014, we transitioned certain business units, representing approximately 23% of ATK external sales, from an old accounting system to a new accounting system.  There were no other changes in ATK’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, ATK’s internal control over financial reporting.

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

On January 16, 2015, following arm's-length negotiation, the parties to In re Orbital Sciences Corporation Stockholder Litigation, C.A. No. 9635-VCN, entered into a Memorandum of Understanding (“MOU”) providing for the settlement in principle of all claims asserted in the action, subject to the approval of the court.  Pursuant to the terms of the MOU, Orbital and ATK agreed to make additional information available to Orbital’s stockholders.  That additional information, which should be read in concert with the previously filed joint proxy statement/prospectus, was included in a Form 8-K filing by Orbital on January 16, 2015.  In addition, the defendants agreed to negotiate in good faith with plaintiffs’ counsel regarding an appropriate amount of fees and expenses to be paid to plaintiffs’ counsel by Orbital or its successor.

ATK, Orbital and the other defendants continue to deny all of the allegations in the lawsuit and believe the disclosures in the joint proxy statement/prospectus are adequate under the law.  Nevertheless, ATK, Orbital and the other defendants have agreed to settle the lawsuit for legal expenses incurred to date in order to avoid the burden, expense, distraction and uncertainties inherent in further litigation.

If approved by the court, the settlement provides for dismissal with prejudice of the lawsuit and provides for the release of any and all claims arising from the merger, except for those relating to any alleged material inaccuracy in ATK's historical financial statements.

There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the court will approve the settlement. In such event, or if the merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material. The settlement will not affect the consideration to be received by Orbital's stockholders in the merger or the timing of the anticipated closing of the merger.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)*
September 29 - October 26	191	$124.47	—
October 27 - November 23	4,502	116.87	—
November 24 - December 28	9	106.46	—
Fiscal Quarter Ended December 28, 2014	4,702	117.16	—	772,102
____________________________________________________________
* The maximum number of shares that may yet be purchased under the program was calculated using the ATK closing stock price of $114.44 on December 28, 2014.

(1)	The 4,702 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock and performance shares that were granted under ATK's incentive compensation plans.

(2)
On January 31, 2012, ATK's Board of Directors authorized a share repurchase program of up to $200 million worth of shares of ATK common stock, executable over the next two years. On January 29, 2014, ATK's Board of Directors extended the share repurchase program through March 31, 2015. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. In the nine months ended December 28, 2014, ATK repurchased no shares under this program. In accordance with the Transaction Agreement ATK entered into on April 28, 2014, ATK will not repurchase any outstanding shares prior to the closing of the transaction.

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

ALLIANT TECHSYSTEMS INC.
Date: February 5, 2015	By:	/s/ Neal S. Cohen
		Name:	Neal S. Cohen
		Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial and accounting officer)