Form 10-K
period 2015-03-31
ORBITAL ATK, INC.
filed 2015-06-01
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-10582
ORBITAL ATK, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1672694 (I.R.S. Employer Identification No.)
45101 Warp Drive
Dulles, Virginia	20166
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (703) 406-5000

Alliant Techsystems Inc.
1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209-2307
(Former name or former address, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 28, 2014, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $4.160 billion (based upon the closing price of the common stock on the New York Stock Exchange on September 26, 2014).
As of May 26, 2015, there were 59,428,722 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1.    BUSINESS
Orbital ATK, Inc. (the "Company", "we", "us" or "our") is an aerospace and defense company that operates in the United States and internationally. The Company was incorporated in Delaware in 1990. Prior to February 9, 2015, the Company was known as Alliant Techsystems Inc. (“ATK”). The Company designs, builds and delivers space, defense and aviation-related systems to customers around the world both as a prime contractor and as a merchant supplier. Its main products include launch vehicles and related propulsion systems; satellites and associated components and services; composite aerospace structures; tactical missiles, subsystems and defense electronics; and precision weapons, armament systems and ammunition. The Company is headquartered in Dulles, Virginia.
The Company completed the following acquisitions over the past five years, all of which were integrated into the Company's former Sporting Group business: Blackhawk Industries Products Group Unlimited, LLC ("Blackhawk") in April 2010, Caliber Company, parent company of Savage Sports Corporation ("Savage") in June 2013, and Bushnell Group Holdings, Inc. ("Bushnell") in November 2013.
On February 9, 2015, the Company completed a tax-free spin-off and distribution of its Sporting Group, including the Blackhawk, Savage and Bushnell businesses, to its stockholders (the “Distribution”) as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, the Company combined with Orbital Sciences Corporation ("Orbital") through the merger of a Company subsidiary with Orbital (the "Merger"). Following the Distribution and Merger, the Company changed its name from Alliant Techsystems Inc. to Orbital ATK, Inc.
In connection with the Distribution, the Company's stockholders received two shares of Vista Outdoor for each share of Company common stock held. As a result of the Distribution, the Sporting Group is no longer reported within the Company’s results from continuing operations but is reported as a discontinued operation in the consolidated financial statements for all periods presented.
In connection with the Merger, Orbital stockholders received 0.449 shares of Company stock for each share of Orbital common stock held. Both transactions were structured to be tax-free to U.S. stockholders of Orbital and the Company for U.S. federal income tax purposes. Immediately following the Merger, Orbital stockholders owned 46.2% of the common stock of the Company and existing Company stockholders owned 53.8%. The Company used the acquisition method to account for the Merger; accordingly, the results of Orbital have been included in the Company's consolidated financial statements since the date of the Merger.
Following the Distribution and Merger, the Company reorganized its business groups and realigned its reporting segments. The Company’s remaining businesses, combined with the businesses of Orbital, are now reported in three segments: Flight Systems Group, Defense Systems Group and Space Systems Group, which are described in greater detail below. All historical periods presented in this annual report on Form 10-K (the "10-K") reflect this change in the Company’s segment reporting. The Company conducts its business operations through a number of separate legal entities that are listed in Exhibit 21 to this report.
Flight Systems Group is comprised of Orbital's former Launch Vehicles segment and a portion of the Company's former Aerospace Group (Aerospace Structures division and Space Systems Operations' Launch Systems business). Our new Flight Systems Group is well-positioned in its markets, as follows:

•	premier producer of solid rocket propulsion systems and specialty energetic products,

•	leading provider of small- and medium-class space launch vehicles for civil, military and commercial missions,

•	major supplier of interceptor boosters and target vehicles for missile defense applications, and

•	manufacturer of composite structures for commercial and military aircraft and launch vehicles.
Defense Systems Group is comprised entirely of the Company's former Defense Group (Armament Systems, Defense Electronic Systems, Missile Products and Small-caliber Systems divisions). Our Defense Systems Group is also well-positioned in its markets:

•	leader in propulsion and controls for air-, sea- and land-based tactical missiles and missile defense interceptors as well as in fusing and warheads for tactical missiles and munitions,

•	supplier of advanced defense electronics for next-generation strike weapon systems, missile-warning and aircraft survivability, and special-mission aircraft,

•	leading producer of medium- and large-caliber ammunition, medium-caliber gun systems and precision munitions guidance kits, and

•	leading U.S. producer of small-caliber ammunition.

Space Systems Group is comprised of Orbital's former Advanced Space Programs and Satellite and Space Systems segments and a portion of ATK's former Aerospace Group (Space Components division and part of the Space Systems Operations division). Our Space Systems Group is also well-positioned in its markets:

•	leading provider of small- and medium-class commercial satellites used for global communications and high-resolution Earth imaging,

•	leading provider of small- and medium-class spacecraft that perform scientific research and national security missions for government customers,

•	provider of commercial cargo delivery services to the International Space Station and developer of advanced space systems, and

•	premier provider of spacecraft components and subsystems and specialized engineering services.
Sales; Income from continuing operations, before interest, income taxes and noncontrolling interest; Total assets; and other financial data for each segment for the three years ended March 31, 2015 are set forth in Note 16 to the consolidated financial statements, included in Item 8 of this report.
References in this report to a particular fiscal year refer to the year ended March 31 of that calendar year.
Flight Systems Group
Flight Systems Group develops rockets that are used as small- and medium-class space launch vehicles to place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories. The Group also develops and produces medium- and large-class rocket propulsion systems for human and cargo launch vehicles, strategic missiles, missile defense interceptors and target vehicles. Additionally, Flight Systems Group operates in the military and commercial aircraft and launch structures markets. Other products include illuminating flares and aircraft countermeasures.
The following is a description of the operating units (“divisions”) within Flight Systems Group:
Launch Vehicles Division
The Launch Vehicles division includes both small- and medium-class rockets for government, civil and commercial payloads. Our innovative Pegasus® rocket is launched from the Company's "Stargazer" L-1011 carrier aircraft and has proven to be the small space-launch workhorse for U.S. government customers, having conducted 45 missions from six different launch sites worldwide since 1990. Our Minotaur C (Commercial) launch vehicle combines our Pegasus upper-stage motors with a commercially-provided first stage propulsion system for increased performance. Our Minotaur I, IV, V and VI rockets combine decommissioned Minuteman and Peacekeeper rocket motors with proven Company avionics and fairings to provide increased lifting capacity for government-sponsored payloads.

The division’s Antares rocket is a two-stage vehicle (with optional third stage) that provides low-Earth orbit ("LEO") launch capability for payloads weighing over 7,000 kg. The Antares rocket has been used in the execution of the company's Commercial Resupply Services ("CRS I") contract with NASA to deliver cargo to the International Space Station ("ISS"). As a result of an October 2014 launch failure, the Antares design is being upgraded with newly-built RD-181 first stage engines to provide greater payload performance and increased reliability. The Company is modifying the rocket’s first-stage systems in anticipation of hot-fire testing in early 2016, and is currently targeting three launches of the reconfigured Antares rocket in 2016 in connection with CRS-I contract.

As the industry-leading provider of suborbital launch vehicles for the nation's missile defense systems, the division has conducted over 75 launches for the U.S. Missile Defense Agency ("MDA"), the U.S. Air Force, Army and Navy, and allied nations during the last 10 years. Additionally, the division is the sole provider of interceptor boosters for the U.S. Missile Defense Agency's Ground-based Midcourse Defense ("GMD") system designed to intercept and destroy long-range enemy missiles. We are also a primary supplier of highly-reliable target vehicles that serve as "threat simulators" to provide high-fidelity facsimiles of enemy missile threats in the testing and verification of missile defense systems.
Propulsion Systems Division
The Propulsion Systems division is the developmental production center for the Company's solid rocket motors for NASA's current and planned human spaceflight programs, including the Space Launch System ("SLS") heavy lift vehicle and the launch abort system ("LAS") motor for the Orion crew capsule that is designed to safely pull the crew capsule away from the launch vehicle in the event of an emergency during launch.

The division also produces medium-class solid rocket motors for the U.S. Navy's Trident II ("D5") Fleet Ballistic Missile program and conducts solid rocket propulsion sustainment activities for the U.S. Air Force's Minuteman III Intercontinental Ballistic Missile. These two programs provide the backbone of the United States' strategic deterrence program. Additional solid rocket motors being produced by the division include GEM 60 motors for the Delta IV, Orion® motors for the Company's Pegasus, Taurus, and Minotaur launch vehicles, and CASTOR® motors for the Company's Antares rocket and Taurus rocket, and U.S. Missile Defense Agency targets. The division supplies Orion® motors for all three stages of the GMD system as well as other Orbital ATK launch vehicles. In addition, the division produces advanced flares and decoys that provide illumination for search and rescue missions and countermeasures against missile attacks.
Aerospace Structures Division
The Aerospace Structures division is a provider of advanced composite aircraft components for military and commercial aircraft manufacturers, using highly automated composite fabrication techniques, including automated fiber placement and stiffener forming processes. It provides a wide variety of composite parts for the F-35 II Lightning, a fifth-generation fighter aircraft for the U.S. military and its allies. It also provides composite radomes and apertures for a number of military aircraft and provides wing stiffeners for the A400M military transport aircraft. The division provides very large fiber-placed and hand lay-up structures for the Atlas and Delta launch vehicles, and filament-wound composite cases for solid rocket motors and composite overwrapped pressure vessels.

The division has a commercial aerospace composites center of excellence facility in Clearfield, Utah, to support its commercial aerospace customers, including Airbus, Rolls Royce, and Boeing. The division is under contract to produce the majority of the composite stringers and frames for the Airbus A350 XWB wide-body passenger jetliner. Additional major commercial programs include a partnership with Rolls Royce to produce the aft fan case for the Trent XWB engine, which will be used to power the Airbus A350 aircraft, and a contract to produce composite frames for the Boeing 787-9 and 787-10 commercial aircraft.
Defense Systems Group
Defense Systems Group develops and produces military small-, medium-, and large-caliber ammunition, small-caliber commercial ammunition, precision weapons and munitions, high-performance gun systems, and propellant and energetic materials. It operates the Lake City Army Ammunition Plant in Independence, MO ("LCAAP") and a Naval Sea Systems Command (“NAVSEA”) facility in Rocket Center, WV. Defense Systems Group is also a leader in tactical solid rocket motor development and production for a variety of air-, sea- and land-based missile systems. The Group serves a variety of domestic and international customers in the defense and security markets in either a prime contractor, partner or supplier role.  Defense Systems Group also provides propulsion control systems that support Missile Defense Agency and NASA programs, airborne missile warning systems, advanced fuzes, and defense electronics.  The Group produces the U.S. Navy's Advanced Anti-Radiation Guided Missile (“AARGM”) and the Multi-Stage Supersonic Target (“MSST”), and has developed advanced air-breathing propulsion systems and special mission aircraft for specialized applications.
The following is a description of the divisions within Defense Systems Group:
Armament Systems Division
The Armament Systems division is home to the Company's precision fire weapons and medium- and large-caliber ammunition programs. It is under contract to produce the Precision Guidance Kit ("PGK") for 155mm artillery and is the developer and producer of the PGK units for 120mm mortars that are fielded as the U.S. Army's Advanced Precision Mortar Initiative. An additional program of note is the XM-25 Counter Defilade Target Engagement System (“XM-25”) under development for the U.S. Army. The division also produces the family of medium-caliber Bushmaster® chain guns and is a global systems designer and integrator of medium-caliber ammunition for integrated gun systems. These gun systems are used on a variety of ground combat vehicles, helicopters and naval vessels, including the Bradley Fighting Vehicle, the Light Armored Vehicle, coastal patrol craft and Apache helicopters. To date, the division has supplied approximately 18,000 medium-caliber gun systems to the U.S. military and allied forces worldwide. New products include a link-fed variant of the Apache gun-system for ground and naval applications. Armament Systems also leads Defense Systems Group's international co-production efforts and provides munitions support to allied nations.
Defense Electronics Division
The Defense Electronics division provides customers with advanced capabilities for offensive and defensive electronic warfare and specializes in weaponized airborne intelligence, surveillance and reconnaissance platforms and advanced anti-radiation homing missile systems, special-mission aircraft, missile warning systems, and mission support equipment. Key programs include the AARGM missile, the AAR-47 missile warning system used by U.S. and allied fixed and rotor-wing aircraft to defeat incoming missile threats and the MSST for the U.S. Navy. The division also provides special-mission aircraft that integrate sensors, fire control software, gun systems and air-to-ground weapons capability for use in counterinsurgency, border/coastal surveillance and security missions.
Missile Products Division
The Missile Products division provides customers with high-performance tactical solid rocket motor propulsion for a variety of surface and air-launched missile systems including Hellfire, Maverick, Advanced Medium-Range Air-to-Air Missile and Sidewinder. The division also produces fuzing and sensors for various artillery, mortar, grenade and air-dropped weapons including the Hard Target Void Sensing Fuze. The division produces metal components for various medium-caliber ammunition and 120mm tank ammunition and also produces specialty composite and ceramic structures used on military platforms and in energy applications. The division provides customers with the third-stage propulsion and the Solid Divert and Attitude Control System used to guide the kinetic warhead on the Standard Missile defense interceptor.  Additional capabilities include the STAR™ family of satellite orbit insertion motors, high performance rocket boosters, and advanced air-breathing propulsion for platforms designed for Mach 3+ flight. The Company continues to operate its New River Energetics facility located on the Radford Army Ammunition Plant (“RFAAP”) in Radford, VA, which provides energetics to support international program efforts and other business.
Small Caliber Systems Division
The Small Caliber Systems division is the largest producer of military small-caliber ammunition for the U.S., operating the LCAAP. The division provides non-NATO munitions and weapons systems to the U.S. Army for use by allied security forces. The division also provides commercial ammunition to Vista Outdoor. Since 2000, the Company has operated and modernized the LCAAP, and is currently under contract with the U.S. Army to operate LCAAP through September 2020. In fiscal 2015, the Company produced approximately 1.4 billion rounds of small-caliber ammunition in the facility, including the U.S. Army’s 5.56mm and 7.62mm enhanced performance rounds. In 2015, the Company also completed a move of 20mm production equipment to a remodeled facility in preparation for resumption of production in fiscal 2016.
Space Systems Group
Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, and perform other activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including re-supplying the ISS. This Group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. government agencies.
The following is a description of the divisions within Space Systems Group:
Commercial Satellites Division
The Commercial Satellites division develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting and to collect imagery and other remotely-sensed data about the Earth. The Company's GEOStar™ -2 and -3 geostationary Earth orbit ("GEO") satellites are among the industry’s best-selling small- and medium-class communications satellites for 2 to 8 kilowatt missions. The world’s leading satellite communications service providers rely on our lower-cost, highly reliable GEOStar satellites for their broadband, television broadcasting, mobile communications, business data networks and other telecommunications missions The Company is also an industry pioneer in the design and production of commercial imaging satellites as well as in the incorporation of civil and military hosted payloads on its commercial spacecraft.

Government Satellites Division

The Government Satellites division develops and produces small- and medium-class satellites that conduct space-related scientific research, carry out interplanetary and other deep-space exploration missions, and demonstrate new space technologies. It also provides human-rated space systems for Earth-orbit and deep-space exploration. This includes cargo missions to the ISS under the CRS I program. The Company is currently under contract to deliver up to 20,000 kg of cargo to the ISS between 2013 and 2016. This division also designs and produces small- and medium-class satellites used for national security space programs and satellites used to conduct astrophysics, earth science/remote sensing, heliophysics, planetary exploration and technology demonstrations.

Space Components Division
The Space Components division is a major supplier of satellite mechanical components and assemblies for a wide variety of commercial, civil, and defense spacecraft programs. It has strong market positions in spacecraft composite primary and secondary structures, satellite fuel and oxidizer tanks, precision structures, solar power arrays, deployable structures, and thermal control systems.

Technical Services Division
The Technical Services division provides a full spectrum of cost-effective engineering, manufacturing and program management services to NASA and other civil government and military space agencies. The division manages high-profile NASA science programs including its scientific sounding rocket and high-altitude balloon program offices.
Customers
Our sales have come primarily from contracts with agencies of the U.S. Government and its prime contractors and subcontractors and from major domestic and international commercial satellite operators and aircraft manufacturers. As the various U.S. Government customers, including the U.S. Army, U.S. Navy, NASA, and the U.S. Air Force, make independent purchasing decisions, we do not generally regard the U.S. Government as one customer. Instead, we view each agency as a separate customer.
Sales by customer as a percent of total sales were as follows:

	Fiscal Year
	2015	2014	2013
Sales to:
U.S. Army	27%	33%	38%
U.S. Navy	15%	16%	16%
NASA	13%	14%	14%
U.S. Air Force	6%	7%	9%
Other U.S. Government customers	14%	14%	10%
Total U.S. Government customers	75%	84%	87%
Commercial and foreign customers	25%	16%	13%
Total	100%	100%	100%
Sales to the U.S. Government and its prime contractors during the last three fiscal years were as follows:

Fiscal	U.S. Government Sales		Percent of Sales
2015	$2,389	million	75%
2014	2,465	million	84%
2013	2,781	million	87%
Our reliance on U.S. Government contracts entails inherent benefits and risks, including those particular to the aerospace and defense industry. The military small-caliber ammunition contract, which is reported within Defense Systems Group, contributed 13%, 9% and 19% to the Company's sales in fiscal 2015, 2014 and 2013, respectively. No other single contract contributed more than 10% of our sales in fiscal 2015. Our top five contracts accounted for approximately 30% of fiscal 2015 sales.

The breakdown of our fiscal 2015 sales to the U.S. Government as a prime contractor and a subcontractor was as follows:

Sales as a prime contractor	62%
Sales as a subcontractor	38%
Total	100%
No single customer, other than the U.S. Government customers listed above, accounted for more than 10% of our fiscal 2015 sales.
International sales for each of the last three fiscal years are summarized below:

Fiscal	International Sales		Percent of Sales
2015	$613	million	19.3%
2014	348	million	11.9%
2013	330	million	10.3%
Sales to foreign governments and other international customers may require approval by the U.S. Department of Defense ("DoD") and the U.S. State Department or the U.S. Commerce Department. Our products are sold directly to U.S. allies as well as through the U.S. Government. Approximately 31% of these sales were in Flight Systems Group, 57% were in Defense Systems Group, and 12% were in Space Systems Group. Sales to no individual country outside the United States accounted for more than 4% of the Company's sales in fiscal 2015.
Backlog
Firm backlog is the estimated value of contracts for which orders have been recorded, but for which revenue has not yet been recognized. The total amount of firm backlog was approximately $8.0 billion and $5.6 billion as of March 31, 2015 and 2014, respectively. Approximately $1.6 billion of firm backlog was not yet funded as of March 31, 2015. We expect that approximately 43% of the March 31, 2015 firm backlog will be recognized as revenue in the following twelve months.
Total backlog, which includes firm backlog plus the value of unexercised options, was approximately $12.1 billion as of March 31, 2015 and $6.0 billion as of March 31, 2014.
Seasonality
Our business is not seasonal.
Competition
We compete against other U.S. and foreign prime contractors and subcontractors, many of which have substantially more resources to deploy than we do in the pursuit of government and industry contracts. Our ability to compete successfully in this environment depends on a number of factors, including the effectiveness and innovativeness of research and development programs, our ability to offer better program performance than our competitors at a lower cost, our readiness with respect to facilities, equipment, and personnel to undertake the programs for which we compete, and our past performance and demonstrated capabilities.
Additional information on the risks related to competition can be found under "Risk Factors" in Item 1A. of this report.
The Company generally faces competition from a number of competitors in each business area, although no single competitor competes along all of the Company's segments. The Company's principal competitors in each of its segments are as follows:
Flight Systems Group:    Aerojet-Rocketdyne Holdings, Inc.; Lockheed Martin Corporation; United Launch Alliance (a joint venture between Lockheed Martin Corporation and The Boeing Company); Space Exploration Technologies Corporation (SpaceX); Coleman Aerospace, a division of L-3 Communications Holdings, Inc.; Kratos Defense & Security Solutions, Inc.; Arianespace SA; Kilgore Flares Company, LLC, a subsidiary of Chemring North American; Northrop Grumman Aerospace Systems; GKN Aerospace Company; Vought Aircraft, a division of Triumph Aerostructures; Exelis Aerostructures; Daher Group; HITCO Aerostructures; and Spirit Aerosystems Company.

Defense Systems Group:   Aerojet-Rocketdyne Holdings, Inc.; General Dynamics Corporation; Lockheed Martin Corporation; Raytheon Company; L-3 Communications Holdings, Inc.; Northrop Grumman Corporation; BAE Systems, Chemring Group; Nammo AS; and various international producers of ammunition and guns.
Space Systems Group: Lockheed Martin Corporation; Airbus Defense and Space; The Boeing Company; Space Systems/Loral, a subsidiary of MacDonald, Dettwiler and Associates Ltd.; Reshetnev Company - Information Satellite Systems; Thales Alenia Space; Mitsubishi Electric Corp.; Ball Aerospace and Technologies Corp.; Sierra Nevada Corporation; Surrey Satellite Technology Limited, a subsidiary of Airbus Group; Space Exploration Technologies Corp..
Research and Development
We conduct extensive research and development ("R&D") activities. Company-funded R&D is primarily for the development of next-generation technology. Customer-funded R&D is comprised primarily of activities we conduct under contracts with the U.S. Government and its prime contractors. R&D expenditures were as follows:

Fiscal	Company-funded		Customer-funded
2015	$49.3	million	$499.0	million
2014	48.5	million	495.1	million
2013	56.0	million	538.7	million
Raw Materials and Components
We use a broad range of raw materials in manufacturing our products, including aluminum, steel, copper, lead, graphite fiber, epoxy resins, zinc, and adhesives. We monitor the sources from which we purchase raw materials in an attempt to ensure there are adequate supplies to support our operations. We monitor the price of materials, particularly commodity metals like copper, which have fluctuated dramatically over the past several years.
We also use sub-assemblies and instruments in our products and obtain parts and equipment that are used in the production of our products or in the provision of our services from domestic and foreign suppliers and the U.S. Government. Generally, we have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternatives to our existing sources of supply are available in most cases.
We procure materials and components from a variety of sources. In the case of our government contracts, we are often required to purchase from sources approved by the U.S. Department of Defense. When our suppliers or others choose to eliminate certain materials or components we require from their product offering, we attempt to qualify other suppliers or replacement materials to ensure there are no disruptions to our operations.
We rely upon sole-source suppliers for many of our satellite and launch vehicle components, including our liquid-propellant rocket engines. The inability of our current suppliers to provide us with key components could result in significant contract delays, cost increases and loss of revenues due to the time, resources and effort that would be required to develop or adapt other engines or components for use in our products. For example, our Antares launch vehicle has used liquid-propellant AJ-26 engines, which are modified Russian rocket engines, for its first stage. Following the Antares launch failure in October 2014, the Company discontinued use of these engines and has signed an agreement to purchase another Russian-manufactured engine, the RD-181, for use as a replacement, which will require testing and expense to integrate with the Antares launch vehicle.
Additional information on the risks related to raw materials and components can be found under "Risk Factors" in Item 1A of this report.
Intellectual Property
As of March 31, 2015, we owned 411 U.S. patents and 257 foreign patents. We also had approximately 126 U.S. patent applications and approximately 146 foreign patent applications pending.
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
Environmental
Our operations are subject to a number of federal, state and local environmental laws and regulations, as well as applicable foreign laws and regulations that govern the discharge, treatment, storage, remediation and disposal of certain materials and wastes, and restoration of damages to the environment. Compliance with these laws and regulations is a responsibility we take seriously. We believe that forward-looking, proper, and cost-effective management of air, land, and water resources is vital to the long-term success of our business. Our environmental policy identifies key objectives for implementing this commitment throughout our operations. Additional information on the risks related to environmental matters can be found under "Risk Factors" in Item 1A of this report.
Employees
As of March 31, 2015, the Company had approximately 12,300 employees. The Company has union-represented employees at five locations, comprising less than 20% of its total workforce.  One location has two separate bargaining units, each with its own collective bargaining agreement (“CBA”).  One location is currently negotiating its initial CBA with the Company.  The Company’s current CBAs expire in calendar years 2015, 2016 and 2017.
Executive Officers
The following table sets forth certain information with respect to the Company's executive officers as of May 6, 2015:

Name	Age	Title
David W. Thompson	61	President and Chief Executive Officer
Blake E. Larson	55	Chief Operating Officer
Garrett E. Pierce	70	Chief Financial Officer
Frank L. Culbertson, Jr.	65	Executive Vice President and President, Space Systems Group
Antonio L. Elias	66	Executive Vice President and Chief Technical Officer
Ronald J. Grabe	69	Executive Vice President and President, Flight Systems Group
Michael A. Kahn	56	Executive Vice President and President, Defense Systems Group
Thomas E. McCabe	60	Senior Vice President, General Counsel and Secretary
Christine A. Wolf	55	Senior Vice President, Human Resources

Each of the above individuals serves at the pleasure of the Board of Directors and is subject to reelection annually on the date of the Annual Meeting of Stockholders. No family relationship exists among any of the executive officers or among any of them and any director of the Company. There are no outstanding loans from the Company to any of these individuals. Information regarding the employment history (in each case with the Company unless otherwise indicated) of each of the executive officers is set forth below.
David W. Thompson has served in his present position since the Merger on February 9, 2015. Mr. Thompson has also been a director of the Company since the Merger. He co-founded Orbital and served as Chairman of the Board and Chief Executive Officer of Orbital from 1982 until the Merger. From 1982 until October 1999, he also served as President of Orbital, a role he resumed in mid-2011. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle’s autopilot design at the Charles Stark Draper Laboratory. Mr. Thompson is an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a Fellow of the American Astronautical Society and the Royal Aeronautical Society, and is a member of the U.S. National Academy of Engineering. He also serves as a member of the Board of Trustees of the California Institute of Technology.
Blake E. Larson has served in his present position since the Merger on February 9, 2015. From April 2010 until February 9, 2015, he served as the Company's Senior Vice President and President Aerospace Group. From 2009 to March 2010, he was Senior Vice President and President Space Systems. From 2008 to 2009, he was Executive Vice President Space Systems, and also General Manager Spacecraft Systems from August 2008 to January 2009. From 2006 to 2008, he was Executive Vice President of Mission Systems Group. Prior to that, Mr. Larson held a variety of key leadership positions in operations of several businesses within the Company's aerospace and defense portfolio.
Garrett E. Pierce has served in his present position since the Merger on February 9, 2015. He was Vice Chairman and Chief Financial Officer of Orbital from 2002 until the Merger, and was Executive Vice President and Chief Financial Officer of Orbital from 2000 to 2002. From 1996 until 2000, he was Executive Vice President and Chief Financial Officer of Sensormatic Electronics Corp., a supplier of electronic security systems, where he was also named Chief Administrative Officer in July 1998. Prior to joining Sensormatic, Mr. Pierce was the Executive Vice President and Chief Financial Officer of California Microwave, Inc., a supplier of microwave, radio frequency, and satellite systems and products for communications and wireless networks. From 1980 to 1993, Mr. Pierce was employed by Materials Research Corporation, a provider of thin film equipment and high purity materials to the semiconductor, telecommunications and media storage industries, where he progressed from Chief Financial Officer to President and Chief Executive Officer. Materials Research Corporation was acquired by Sony Corporation in 1989. From 1972 to 1980, Mr. Pierce held various management positions with The Signal Companies. Mr. Pierce is a director of Kulicke and Soffa Industries, Inc.
Frank L. Culbertson, Jr. has served in his present position since the Merger on February 9, 2015. He was Orbital's Executive Vice President and General Manager, Advanced Programs Group from September 2012 until the Merger. From 2008 to 2012, he served as Orbital's Senior Vice President in the Advanced Program Group, where he headed human space systems efforts. Prior to joining Orbital, Mr. Culbertson was a Senior Vice President at Science Applications International Corporation from 2002 to 2008. Before entering the private sector, Mr. Culbertson served as a NASA astronaut for 18 years, flying three Space Shuttle missions, and began his career as a pilot in the U.S. Navy.
Antonio L. Elias has served in his present position since the Merger on February 9, 2015. He was Executive Vice President and Chief Technical Officer of Orbital from September 2012 until the Merger. From October 2001 to September 2012, he served as Orbital's Executive Vice President and General Manager, Advanced Programs Group, and was Orbital's Senior Vice President and General Manager, Advanced Programs Group from 1997 to 2001. From 1996 until 1997, Dr. Elias served as Senior Vice President and Chief Technical Officer of Orbital. From 1993 through 1995, he was Orbital's Senior Vice President for Advanced Projects, and was Orbital's Senior Vice President, Space Systems Division from 1990 to 1993. He was Vice President, Engineering of Orbital from 1989 to 1990 and was Orbital's Chief Engineer from 1986 to 1989. From 1980 to 1986, Dr. Elias was an Assistant Professor of Aeronautics and Astronautics at Massachusetts Institute of Technology. He was elected to the National Academy of Engineering in 2001.
Ronald J. Grabe has served in his present position since the Merger on February 9, 2015. He was Orbital's Executive Vice President and General Manager, Launch Systems Group from 1999 until the Merger. From 1996 to 1999, he was Senior Vice President and Assistant General Manager of Orbital's Launch Systems Group and was Senior Vice President of Orbital's Launch Systems Group from 1995 to 1996. From 1994 to 1995, Mr. Grabe served as Vice President for Business Development in Orbital's Launch Systems Group. From 1980 to 1993, Mr. Grabe was a NASA astronaut, during which time he flew four Space Shuttle missions and was lead astronaut for development of the International Space Station.

Michael A. Kahn has served in his present position since the Merger on February 9, 2015. From April 2012 until February 9, 2015, he served as the Company's Senior Vice President and President Defense Group. From August 2010 through March 2012, he was Senior Vice President and President Missile Products Group. From 2009 to August 2010, he was Executive Vice President Aerospace Systems. From 2008 to 2009, he was Vice President and General Manager Launch Systems and, from 2001 to 2008, he was Vice President Space Launch Systems. From 1997 to 2001 he was Vice President Operations and played a key role in the integration of Thiokol and ATK. From 1989 to 1997, he held a number of senior leadership positions across a variety of programs and operations of the Company. Prior to that he was with Rockwell International, Rocketdyne Division and held a number of positions across engineering, quality and reliability assurance, launch site operations, and rocket engine testing.
Thomas E. McCabe has served in his present position since the Merger on February 9, 2015. He was Senior Vice President, General Counsel and Corporate Secretary of Orbital from January 2014 until the Merger. Before joining Orbital, he served from 2010 to 2014 as Senior Vice President, General Counsel and Secretary of Alion Science and Technology Corporation, a provider of advanced engineering and technology solutions. From 2008 to 2010 he served as Executive Vice President and General Counsel, and President of the Federal business, of Braintech, Inc., which provided automated vision systems for industrial and military robots. Earlier in his career, he was Vice President and Deputy General Counsel of XM Satellite Radio from 2005 through its merger with Sirius Satellite Radio in 2008. He also served as President, CEO and a director of software provider MicroBanx Systems from 2001 to 2005, and President, CEO and a director of its parent company, COBIS Corporation, from 2004 to 2005. From 1992 to 2000, he was a senior executive at GRC International, Inc., a provider of advanced software and technology solutions, serving as Senior Vice President, General Counsel, Secretary and Director of Corporate Development through its sale to AT&T in 2000. He was an attorney in private practice from 1982 to 1991. He began his career as judicial clerk for Judge Charles R. Richey at the United States District Court for the District of Columbia from 1981 to 1982.
Christine A. Wolf has held her present position since joining the Company in March 2011. She has more than 30 years of experience in the Human Resources field. Prior to joining the Company, she was the Senior Vice President and Chief Human Resources Officer for Fannie Mae from 2008 to March 2011. Prior to that, she was the Chief Human Resources Officer for E*Trade from 2004 to 2008.
Available Information
You can find reports on our Company filed with the Securities and Exchange Commission ("SEC") on our Internet site at www.orbitalatk.com under the "Investors" heading free of charge. These include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make these reports available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
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
ITEM 1A.    RISK FACTORS
The Company is subject to a number of risks, including those related to being a U.S. Government contractor and those related to domestic and international commercial sales. The material risks facing the Company are discussed below.
The Company's business could be adversely impacted by reductions or changes in NASA or U.S. Government military spending.
As a substantial portion of the Company's sales are to the U.S. Government and its prime contractors, the Company depends heavily on the contracts underlying these programs. Significant portions of the Company's sales come from a small number of contracts. The military small-caliber ammunition contract, which is reported within Defense Systems Group, contributed 13%, 9% and 19% to the Company's sales in fiscal 2015, 2014 and 2013, respectively. No other single contract contributed more than 10% of our sales in fiscal 2015. The Company's top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 30% of fiscal 2015 sales. The loss or significant reduction of a material program in which the Company participates could have a material adverse effect on the Company's operating results, financial condition, or cash flows.

U.S. Government contracts are dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. Government contracts are subject to modification if funding is changed. Key programs in which the Company participates must compete with other programs for consideration during the federal budgeting and appropriation process, and support and funding for any U.S. Government program may be influenced by general economic conditions, political considerations and other factors. A decline in U.S. Government support and funding for programs in which the Company participates could result in contract terminations, delays in contract awards, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, any of which could have a material adverse effect on the Company's operating results, financial condition or cash flows.
The government budget structure remains constrained by the 2011 Budget Control Act, which initially reduced the DoD topline budget by approximately $490 billion over 10 years starting in fiscal year 2012, and subsequent amendments that continue to keep DoD spending flat or down compared to previous years. Budget pressures, such as rising personnel costs despite significant force reductions in the Army and Marine Corps, present challenges to modernization and research and development accounts. The Company is experiencing a period where force reductions and a winding-down of overseas contingency operations, coupled with reduced training cycles and fairly healthy inventory levels for many ammunition and missile items, are resulting in less demand in some categories of products, a trend which is expected to continue for the foreseeable future.
In December 2014, Congress approved, and the President signed, an omnibus spending bill for the remainder of Government Fiscal Year ("GFY15"), removing the threat of future government shutdowns and the difficulties of operating under a continuing resolution for GFY15. Total GFY15 funding, including funding for most DoD programs, remain flat at GFY14 levels. NASA funding received a modest increase for the GFY15 budget, including an increase in the budget for the SLS program, for which the Company is a key supplier. However, continuing concerns about deficit spending, along with ongoing economic challenges, continue to place pressure on U.S. Government budgets. In addition, should a continuing resolution be used to fund U.S. Government operations after GFY15 or should the threat of sequestration remain a concern, such uncertainties may cause government contract awards to be delayed, canceled or funded at lower levels. The Company has several significant U.S. government contracts or subcontracts, including those discussed below and elsewhere in this Form 10-K, which could negatively impact the financial condition and operating results of the Company if they were canceled or funded at reduced levels.
In the event NASA were to cancel the SLS program, the Company believes that it will be reimbursed for certain amounts previously incurred by the Company, as well as amounts to be incurred by the Company, as part of that termination, (e.g., severance, environmental liabilities, and termination administration). There can be no assurance, however, that the Company would be successful in collecting reimbursement of any termination liability costs. As of March 31, 2015, the Company had $56 million of net property, plant, and equipment and other assets related to the SLS program and other contracts, and $440 million of goodwill recorded related to the Flight Systems Group. These assets would be subject to impairment testing if significant changes are made to the SLS program and related contracts in future periods.
The Company's CRS I contract with NASA to deliver cargo to the International Space Station is a significant part of the Company's business. On October 28, 2014, Orbital's Antares launch vehicle that was carrying the Company's unmanned Cygnus spacecraft on a cargo delivery mission to the ISS for NASA under Orbital's CRS I contract experienced a launch failure shortly after liftoff from the Wallops Flight Facility in Virginia. The accident investigation board's review is ongoing and the final outcome of such review cannot be assured. The ultimate impact of the Antares incident on the Company depends upon a number of factors and circumstances, as described herein.
The Company has developed plans to fulfill its obligations to deliver all remaining cargo to the ISS under the CRS I contract. However, there can be no assurance that the planned future Cygnus missions will occur on the contemplated timetable or will be successful. The Company believes that its plans will allow it to deliver all of the required cargo under the CRS I contract in four future Cygnus missions to the ISS rather than the five that had been previously planned. The Company expects the increased costs associated with the use of one or two non-Antares launch vehicles to be substantially offset by the cost savings of delivering the requisite cargo to the ISS using one less Cygnus mission (four instead of five). However, the assumptions underlying the estimated increase in costs and the amount of cost savings are inherently uncertain and, although considered reasonable by the management of the Company, are subject to significant risks and uncertainties that could cause actual results to differ materially from those contained in the estimates. In addition, the ability to achieve cost savings will depend on the ability of the Company's subcontractors to deliver necessary components on-budget and in a timely manner. Given the right of U.S. Government customers to terminate contracts for convenience, there can be no assurance that the remaining backlog for this contract will ultimately be recognized in the Company's revenue. NASA could cancel this contract for any reason, including as a result of reductions in appropriations or our failure to achieve milestones due to technical issues or delays resulting from the Antares launch failure. A cancellation of the CRS I contract could have a material adverse effect on our operating results, financial condition, or cash flows.
The Company's small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the LCAAP in Independence, Missouri. Lake City is the Army's principal small-caliber ammunition production facility and is the primary supplier of the U.S. military's small-caliber ammunition needs. The Company took over operation of this facility in 2000 and is responsible for the operation and management, including leasing excess space to third parties in the private sector. In September 2012, the Company was awarded a new contract for the continued production of ammunition and continued operation and maintenance of LCAAP. The production contract runs through September 2019 and the facility contract runs through September 2020, with an option to extend the contract to 2023. As a result of the significant competition for this contract, the Company has experienced a lower profit rate in the Small-Caliber Systems division following the implementation of our new contract. In addition, future levels of government spending cannot be predicted with certainty and thus the Company's production under this contract cannot be predicted with certainty.
The Company is subject to intense competition for U.S. Government contracts and programs and therefore may not be able to compete successfully.
The Company encounters competition for most contracts and programs, including in particular, U.S. government contracts. Some of our competitors have substantially greater financial, technical, marketing, manufacturing, distribution, and other resources. The Company's ability to compete for these contracts depends to a large extent upon:

•	its effectiveness and innovativeness of research and development programs,

•	its ability to offer better program performance at a lower cost than the competitors,

•	its readiness with respect to facilities, equipment and personnel to undertake the programs for which it competes, and

•	its past performance and demonstrated capabilities.
The Company is competing with at least three other companies for the next round of contracts for cargo resupply services to the International Space Station, known as the Commercial Resupply Services-2 ("CRS II") program. NASA has stated that it intends to award CRS II program contracts to one or more companies for six or more flights per contract. The awarded contracts will cover deliveries through 2020, with the option for NASA to purchase additional launches through 2024. NASA could decide not to award any CRS II program contracts to the Company for a number of reasons, including Orbital's October 2014 Antares launch failure. The failure to receive a contract award under the CRS II program could have a material adverse affect on the Company's revenues, profit and cash flows. Even if the Company is awarded a contract under the CRS II program, competitors may submit bid protests challenging the award on the basis of the Antares launch failure or other factors, which may result in NASA taking corrective action and making an award to another competitor. Any such bid protest may require the Company to expend considerable funds to defend the award and could delay the commencement of the CRS II program and any payments to the Company thereunder.
In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition and, as such, these types of programs are subject to risk of the U.S. Government providing new awards to other suppliers. The Company's sole-source contracts accounted for 63% of its U.S. Government sales in fiscal 2015.
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
The Company may not be able to react to increases in its costs due to the nature of its U.S. Government contracts.
The Company's U.S. Government contracts can be categorized as either "cost-plus" or "fixed-price."
Cost-Plus Contracts.    Cost-plus contracts are cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee contracts. Cost-plus-fixed-fee contracts allow the Company to recover its approved costs plus a fixed fee. Cost-plus-incentive-fee contracts and cost-plus-award-fee contracts allow the Company to recover its approved costs plus a fee that can fluctuate based on actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance. The award or incentive fees that are typically associated with these programs are subject to uncertainty and may be earned over extended periods. In these cases, the associated financial risks are primarily in lower profit rates or program cancellation if cost, schedule, or technical performance issues arise.
Fixed-Price Contracts.    Fixed-price contracts are firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, the Company agrees to perform certain work for a fixed price and absorb any cost overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract price may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed-price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns. If the initial estimates used to calculate the contract price and the cost to perform the work prove to be incorrect, there could be a material adverse effect on operating results, financial condition, or cash flows. In addition, some contracts have specific provisions relating to cost, schedule, and performance. If the Company fails to meet the terms specified in those contracts, the cost to perform the work could increase or the Company's price could be reduced, which would adversely affect the Company's financial condition. The U.S. Government also regulates the accounting methods under which costs are allocated to U.S. Government contracts.
The following table identifies, by contract-type, the amount contributed to the Company's U.S. Government business in fiscal 2015:

Cost-plus contracts:
Cost-plus-fixed-fee	15%
Cost-plus-incentive-fee/cost-plus-award-fee	12%
Fixed-price contracts:
Firm-fixed-price	73%
Total	100%
The Company uses estimates in accounting for its programs. Changes in estimates could affect the Company's financial results.
Contract accounting requires judgment relative to assessing risks, estimating contract revenues, including the impact of scope change negotiations, estimating program costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company's contracts, the estimation of total revenues and cost at completion is complex and subject to many variables. Assumptions are made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, many assumptions are made regarding the future impacts of such things as the business base, efficiency initiatives, cost reduction efforts, contract changes and claim recovery. Incentives or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance. Estimates of award and incentive fees are also used in estimating revenue and profit rates based on actual and anticipated awards.
Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be recorded if the Company used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. Additional information on the Company's accounting policies for revenue recognition can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" in Item 7 of this report.
The Company's U.S. Government contracts are subject to termination.
The Company's direct and indirect contracts with the U.S. Government or its prime contractors may be terminated or suspended at any time, with or without cause, for the convenience of the government or in the event of a default by the contractor. If a cost-plus contract is terminated, the contractor is entitled to reimbursement of its approved costs. If the contractor would have incurred a loss had the entire contract been performed, then no profit is allowed by the U.S. Government.
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
Other risks associated with U.S. Government contracts may expose the Company to adverse consequences.
Like all U.S. Government contractors, the Company is subject to possible losses on contracts due to risks associated with uncertain cost factors related to:

•	scarce technological skills and components,

•	the frequent need to bid on programs in advance of design completion, which may result in unforeseen technological difficulties and/or cost overruns,

•	the substantial time and effort required for design and development,

•	design complexity,

•	rapid obsolescence, and

•	the potential need for design improvement.
The Company is subject to procurement and other related laws and regulations, and non-compliance may expose the Company to adverse consequences.
The Company is subject to extensive and complex U.S. Government procurement laws and regulations, along with ongoing U.S. Government audits and reviews of contract procurement, performance, and administration. As a result, U.S. Government agencies, including the Defense Contract Audit Agency, various agency Inspectors General and the Department of Justice, routinely audit and investigate government contractors. In addition, these agencies often investigate the Company's launch vehicle failures and other material occurrences relating to our products, including a current investigation of the Orbital 2009 OCO and 2011 Glory launch failures. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards, including procurement integrity laws and the False Claims Act.
Charging practices relating to labor, research and development, and other costs that may be charged directly or indirectly to U.S. Government contracts are often scrutinized to determine that such costs are allowable under U.S. Government contracts and furthermore that such costs are reasonable. Any costs determined to be unallowable or unreasonable may not be reimbursed, and such costs already reimbursed may be subject to repayment. If the amount of such costs were significant, the Company's results of operations, financial condition and cash flow could be materially adversely affected. We expect to recover a significant portion of the Company's research and development expenses through billings under certain of our U.S. Government contracts in accordance with applicable regulations, but such billings could be reversed or rejected by the U.S. Government. Our inability to recover a significant portion of such expenses could materially adversely affect the Company's operating results, financial condition or cash flows.
U.S. Government agencies also review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation, accounting and information systems. Adverse findings relating to the Company's systems could result in the U.S. Government customer withholding a percentage of payments and also could impact the Company's ability to win new U.S. Government contracts or exercise contract options.
Responding to government audits, inquiries or investigations may involve significant expense and divert management attention. Also, if an audit or investigation were to uncover improper or illegal activities, the Company could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, the Company could suffer serious reputational harm if allegations of impropriety were to be made against the Company.

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
If the U.S. Government elects not to novate a particular contract, the Company may not recognize the full value of that contract over its lifetime.
Decreases in demand for military and commercial ammunition could adversely affect the Company's financial performance.
The Company sells military ammunition to DoD and commercial ammunition to Vista Outdoor Inc. under an ammunition supply agreement. Both the commercial and military markets for ammunition are subject to a number of risks and uncertainties that can cause demand to fluctuate. In particular, decreases in the demand for ammunition in either market could result in excess manufacturing capacity and increased overhead as a result, which could have an impact on the Company's operating results. The Company experienced a decrease in demand for commercial ammunition in fiscal 2015 and also has experienced a decline in demand for military ammunition in recent years. Further declines could materially affect the Company's business and results of operations. In addition, manufacturing costs for ammunition could rise as a result of a number of factors, including increases in commodity prices and increases in labor costs at our LCAAP, which could also have an adverse effect on the Company's operating results and profit margin.
The Company manufactures and sells products that create exposure to potential product liability, warranty liability or personal injury claims and litigation.
The Company's products may expose it to potential product liability, warranty liability or personal injury claims relating to the use of those products. The resolution of such claims is not expected to have a material adverse effect on the Company's business, and the Company maintains insurance coverage to mitigate a portion of these risks, which we believe to be adequate. However, the Company's reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about its products.
The Company is exposed to risks associated with expansion into new and adjacent commercial markets.
The Company's long-term business growth strategy includes further expansion into markets such as commercial aerospace structures. Such efforts involve a number of risks, including increased capital expenditures, market uncertainties, schedule delays, performance risk, extended payment terms, diversion of management attention, additional credit risk associated with new customers, and costs incurred in competing with companies with strong brand names and market positions. An unfavorable event or trend in any one or more of these factors could adversely affect the Company's operating results, financial condition, or cash flows.
International sales are subject to greater risks that sometimes are associated with doing business in foreign countries.
A growing portion of our business is derived from international markets. In fiscal 2015, approximately 19% of the Company's sales were to foreign customers, compared to 12% in the prior year, and the Merger has further increased the percentage of business derived from international markets. The Company also procures certain key components from non-U.S. vendors. The Company's international business may pose greater risks than its business in the United States because in some countries there is increased potential for changes in economic, legal and political environments. The Company's international business is also sensitive to changes in a foreign government's national priorities and budgets. International transactions frequently involve increased financial and legal risks arising from differing legal systems and customs in other countries. In addition, some international customers require contractors to agree to offset programs that may require in-country purchases or manufacturing or financial support arrangements as a condition to awarding contracts. The contracts may include penalties in the event the Company fails to perform in accordance with the offset requirements. Furthermore, the expansion of the Company's international business may create more difficulties and risks to the Company with respect to the maintenance of an integrated supply chain network. An unfavorable event or trend in any one or more of these factors could adversely affect the Company's operating results, financial condition, or cash flows. Foreign sales subject the Company to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, exchange controls, the Foreign

Corrupt Practices Act and certain other anti-corruption laws, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to the Company.
The Company's products are subject to extensive regulation.
The Company is required to comply with extensive regulation of its products, including those rules and regulations administered by the Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF), the U.S. Department of Homeland Security, the U.S. Department of State and the U.S. Department of Commerce. These laws include, but are not limited to, the Foreign Corrupt Practices Act (FCPA), International Traffic in Arms Regulations (ITAR), and the Chemical Facility Anti-Terrorism Standards (CFATS). Compliance with these laws is costly and time consuming. A violation of these laws could result in significant fines and penalties and could have a material adverse effect on our business.
The Company is exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.
Sales and purchases in currencies other than the U.S. dollar expose the Company to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect the Company's results of operations. Currency fluctuations may affect product demand and prices the Company pays for materials and, as a result, the Company's operating margins may be negatively impacted. Fluctuations in exchange rates may give rise to translation gains or losses when financial statements of the Company's non-U.S. businesses are translated into U.S. dollars. While the Company monitors its exchange rate exposures and seeks to reduce the risk of volatility through hedging activities, such activities bear a financial cost and are not always available or successful in mitigating such volatility.
The Company has a substantial amount of debt, and the cost of servicing that debt could adversely affect the Company's business and hinder the Company's ability to make payments on its debt.
As of March 31, 2015, the Company had total debt of $1.6 billion. In addition, the Company had $202.9 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $497.1 million of availability under its revolving credit facility. Additional information on the Company's debt can be found under "Liquidity and Capital Resources" in Item 7 of this report.
The Company has demands on its cash resources in addition to interest and principal payments on its debt including, among others, operating expenses. These significant demands on the Company's cash resources could:

•	make it more difficult for the Company to satisfy its obligations,

•
require the Company to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, share repurchases, dividends, and other general corporate purposes,

•	limit the Company's flexibility in planning for, or reacting to, changes in the defense and aerospace industries,

•	place the Company at a competitive disadvantage compared to competitors that have lower debt service obligations and significantly greater operating and financing flexibility,

•	limit, along with the financial and other restrictive covenants applicable to the Company's indebtedness, among other things, the Company's ability to borrow additional funds,

•	increase the Company's vulnerability to general adverse economic and industry conditions, and

•
result in a default event upon a failure to comply with financial covenants contained in the Company's senior credit facilities which, if not cured or waived, could have a material adverse effect on the Company's business, financial condition, or results of operations.

The Company's ability to pay interest on and repay its long-term debt and to satisfy its other liabilities will depend upon future operating performance and the Company's ability to refinance its debt as it becomes due. The Company's future operating performance and ability to refinance will be affected by prevailing economic conditions at that time and financial, business and other factors, many of which are beyond the Company's control.
If the Company is unable to service its indebtedness and fund operating costs, the Company will be forced to adopt alternative strategies that may include:

•	reducing or delaying expenditures for capital equipment and/or share repurchases,

•	seeking additional debt financing or equity capital,

•	foregoing attractive acquisition opportunities,

•	selling assets, or

•	restructuring or refinancing debt.
There can be no assurance that any such strategies could be implemented on satisfactory terms, if at all.
The level of returns on pension and postretirement plan assets, changes in interest rates and other factors could affect the Company's earnings and cash flows.
The Company's earnings may be positively or negatively impacted by the amount of expense or income recorded for employee benefit plans, primarily pension plans and other postretirement plans. Generally accepted accounting principles ("GAAP") in the United States of America require the Company to calculate income or expense for the plans using actuarial valuations. These valuations are based on assumptions made relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in these assumptions. The key year-end assumptions used to estimate pension and postretirement benefit expense or income for the following year are the discount rate, the expected long-term rate of return on plan assets, the rate of increase in future compensation levels, mortality rates, and the health care cost trend rate. The Company is required to remeasure its plan assets and benefit obligations annually, which may result in a significant change to equity through other comprehensive income (loss). The Company's pension and other postretirement benefit income or expense can also be affected by legislation or other regulatory actions. Additional information on how the Company's financial statements can be affected by pension plan accounting policies can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" in Item 7 of this report.
The Company's business could be negatively impacted by security threats, including cyber security and other industrial, insider and physical security threats, and other disruptions.
As a U.S. defense contractor, the Company faces cyber threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises. The Company also faces the risk of economic espionage, which involves the targeting or acquisition of sensitive financial, trade, proprietary or technological information.
The Company routinely experiences cyber security threats, threats to our information technology infrastructure and attempts to gain access to the Company's sensitive information, as do our customers, suppliers, subcontractors and joint venture partners. The Company may experience similar security threats at customer sites that we operate and manage.
Prior cyber-attacks directed at the Company have not had a material impact on the Company's financial results, and we believe that our threat detection and mitigation processes and procedures are generally adequate. The threats the Company faces vary from attacks common to most industries to more advanced and persistent threats from highly-organized adversaries who target us because we protect national security information. If the Company is unable to protect sensitive information, its customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures and, as a result, our present and future business could be negatively impacted. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.
Although the Company works cooperatively with its customers, suppliers, subcontractors, joint venture partners, and acquired entities to minimize the impact of cyber threats, other security threats or business disruptions, the Company must rely on the safeguards put in place by these entities, which may in turn affect the security of its own information and that of other parties. The entities we work with have varying levels of cyber security expertise and safeguards and their relationships with government contractors, such as the Company, may increase the likelihood that they are targeted by the same cyber threats the Company faces.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to customers, loss of competitive advantages derived from our research and development efforts or other intellectual property, the obsolescence of our products and services, our financial results, our reputation and our stock price.
Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact the Company.
Key raw materials used in the Company's operations include aluminum, steel, steel alloys, copper, zinc, lead, graphite fiber, prepreg, hydroxy terminated polybutadiene, epoxy resins and adhesives, ethylene propylene diene monomer rubbers, diethylether, x-ray film, plasticizers and nitrate esters, impregnated ablative materials, various natural and synthetic rubber compounds, polybutadiene, acrylonitrile, and ammonium perchlorate. The Company also purchases chemicals; electronic, electro-mechanical and mechanical components; subassemblies; and subsystems that are integrated with the manufactured parts for final assembly into finished products and systems.
The Company monitors sources of supply to attempt to assure that adequate raw materials and other supplies needed in manufacturing processes are available. As a U.S. Government contractor, the Company is frequently limited to procuring materials and components from sources of supply approved by the DoD. In addition, as changes occur in business conditions, the DoD budget, and Congressional allocations, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The supply of ammonium perchlorate, a principal raw material used in the Company's operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion, or other problem impacting all production. The Company may also rely on one primary supplier for other production materials. Although other suppliers of the same materials may exist, the addition of a new supplier may require the Company to qualify the new source for use. The qualification process may impact the Company's profitability or ability to meet contract deliveries.
We also rely on sole source suppliers for a number of key components, including the rocket motors and engines we use on our launch vehicles. If we are unable to obtain such components in the future, due to a supplier's financial difficulties or a supplier's failure to perform as expected, we could have difficulty procuring such components in a timely or cost effective manner. A disruption in the procurement of key components could result in substantial cost increases to the Company, significant delays in the execution of certain contracts or our inability to complete certain contracts, any of which could result in a materially adverse impact on the Company's financial results.
For example, as a result of the failure of Orbital's Antares launch vehicle in October 2014 and prior engine test failures, we have experienced additional costs, and we have ceased using the AJ-26 rocket engine in our Antares product line. In addition, the Company's recovery plan involves a third-party launch vehicle as well as a new engine for the Company's own launch vehicle, and the time, expense and effort associated with our recovery plan have resulted in additional costs and delays.
Certain suppliers of materials used in the manufacturing of rocket motors have discontinued the production of some materials. These materials include certain insulation and resin materials for rocket motor cases and aerospace-grade rayon for nozzles. The Company has qualified new replacement materials for some programs. For other programs, the Company or the Company's customer has procured sufficient inventory to cover current program requirements and is in the process of qualifying new replacement materials to be qualified in time to meet future production needs. The Company's profitability may be affected if unforeseen difficulties in developing and qualifying replacement materials occur.
The Company is also impacted by increases in the prices of raw materials used in production on commercial and fixed-price business. The Company has seen a significant fluctuation in the prices of commodity metals, including copper, lead, steel and zinc. The fluctuating costs of natural gas and electricity also have an impact on the cost of operating the Company's factories.
Prolonged disruptions in the supply of any of the Company's key raw materials or components, difficulty completing qualification of new sources of supply, implementing use of replacement materials, components or new sources of supply, or a continuing increase in the prices of raw materials, energy or components could have a material adverse effect on the Company's operating results, financial condition, or cash flows.
New regulations related to conflict minerals may force the Company to incur additional expenses.
The SEC has adopted disclosure rules applicable when certain minerals sourced from the Democratic Republic of Congo and adjacent countries, referred to as "conflict minerals," are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company such as the Company. These conflict minerals are tin, tantalum, tungsten and gold. Implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals that the Company uses in the manufacture of its products. The Company's supply chain is complex, and the Company may not be able to conclusively verify whether conflict minerals are used in its products or whether its products are "conflict free." The Company could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements.
Failure of the Company's subcontractors to perform their contractual obligations could materially and adversely impact the Company's prime contract performance and ability to obtain future business.
The Company relies on subcontracts with other companies to perform a portion of the services the Company provides its customers on many of its contracts. There is a risk that the Company may have disputes with its subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, the Company's failure to extend existing task orders or issue new task orders under a subcontract, or the Company's hiring of personnel of a subcontractor. A failure by one or more of the Company's subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact the Company's ability to perform its obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer limiting payments or terminating a contract for default. A default termination could expose the Company to liability and have a material adverse effect on the ability to compete for future contracts and orders.
Failure to successfully negotiate or renew collective bargaining agreements, or strikes, slow-downs or other labor-related disruptions, could adversely affect the Company's operations and could result in increased costs that impair its financial performance.
 A number of the Company's employees are covered by collective bargaining agreements, which expire on various dates. In addition, the Company is currently negotiating an initial collective bargaining agreement with employees at one of its major locations. Strikes, slow-downs or other labor-related disruptions could occur if the Company is unable to either negotiate or renew these agreements on satisfactory terms, which could adversely impact the Company’s operating results. The terms and conditions of new or renegotiated agreements could also increase the Company's costs or otherwise affect its ability to fully implement future operational changes to enhance its efficiency.
The Company's future success and growth will depend significantly on its ability to develop new technologies and products that achieve market acceptance within acceptable margins while maintaining a qualified workforce to meet the needs of its customers.
Virtually all of the products produced and sold by the Company are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. The Company's commercial and government businesses both operate in global markets that are characterized by rapidly changing technologies, industry standards, market trends and customer demands. The product and program needs of the Company's government and commercial customers change and evolve regularly. Accordingly, the Company's future performance depends on its ability to identify emerging technological trends, develop and manufacture competitive products, enhance our products by adding innovative features that differentiate our products from those of our competitors, and bring those products to market quickly at cost-effective prices.
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
In addition, because of the highly specialized nature of its business, the Company must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by its customers. The Company's operating results, financial condition, or cash flows may be adversely affected if it is unable to develop new products that meet customers' changing needs or successfully attract and retain qualified personnel.
There can be no assurance that the Company's products will be successfully developed or manufactured or that they will perform as intended.
Most of the products the Company develops and manufactures are technologically advanced and sometimes include novel systems that must function under highly demanding operating conditions. From time to time, the Company experiences product failures, cost overruns in developing and manufacturing its products, delays in delivery and other operational problems. The Company has experienced product and service failures, schedule delays and other problems in connection with certain of its launch vehicles, including the Antares launch vehicle, satellites, advanced space systems and other products. The Company may have similar occurrences in the future. Some of the Company's satellite and launch services contracts impose monetary penalties on the Company for delays and for performance failures, which penalties could be significant. In addition to any costs resulting from product warranties or required remedial action, product failures or significant delays may result in increased costs or loss of revenues due to the postponement or cancellation of subsequently scheduled operations or product deliveries and may have a material adverse effect on the Company’s operating results, financial condition, or cash flows. Negative publicity from a product failure could damage the Company's reputation and impair its ability to win new contracts.
Due to the volatile and flammable nature of its products, fires or explosions may disrupt the Company's business.
Many of the Company's products involve the manufacture and/or handling of a variety of explosive and flammable materials. From time to time, these activities have resulted in incidents which have temporarily shut down or otherwise disrupted some manufacturing processes, causing production delays and resulting in liability for workplace injuries and fatalities. The Company has safety and loss prevention programs which require detailed pre-construction reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies. However, the Company cannot ensure that it will not experience similar incidents in the future or that any similar incidents will not result in production delays or otherwise have a material adverse effect on its operating results, financial condition, or cash flows.
The Company is subject to environmental laws and regulations that govern both past practices and current compliance which may expose the Company to adverse consequences.
The Company's operations and ownership or use of real property are subject to a number of federal, state and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. At certain sites that the Company owns or operates or formerly owned or operated, there is known or potential contamination that the Company is required to investigate, remediate, or provide resource restoration. The Company could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.
The Company expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements.
While the Company has environmental management programs in place to mitigate risks, environmental laws and regulations have not had a material adverse effect on the Company's operating results, financial condition, or cash flows in the past, and it is difficult to predict whether they will have a material impact in the future.
Capital market volatility could adversely impact the Company's earnings because of the Company's capital structure.
The Company is exposed to the risk of fluctuation in interest rates. If interest rates increase, the Company may incur increased interest expense on variable interest-rate debt or short-term borrowings, which could have an adverse impact on the Company's operating results and cash flows.
The Company may pursue or complete acquisitions, or other strategic transactions, which represent additional risk and could impact future financial results.
The Company's business strategy includes the potential for future acquisitions or other similar strategic transactions. Acquisitions involve a number of risks including negotiating an appropriate price, successfully integrating the acquired company with the Company's operations, and unanticipated liabilities or contingencies related to the acquired company. The Company cannot ensure that the expected benefits of any future acquisitions or other transactions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact the Company's operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Furthermore, the Company may engage in other strategic business transactions. Such transactions could cause unanticipated costs and difficulties, may not achieve intended results, and may require significant time and attention from management which could have an adverse impact on our business, operating results, financial condition, or cash flows.
The Company's profitability could be impacted by unanticipated changes in its tax provisions or exposure to additional income tax liabilities.
The Company's business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting income tax expense and profitability. In addition, audits by income tax authorities could result in unanticipated increases in income tax expense.
The Company is involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.
The Company is subject to lawsuits, investigations and disputes (some involving substantial amounts) that arise out of the conduct of the Company's business including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, import and export matters, and environmental, health and safety matters. Resolution of these matters can be prolonged and costly, and the Company's business may be adversely affected by the ultimate outcome of these matters that cannot be predicted with certainty.

Moreover, the Company's potential liabilities are subject to change over time due to new developments, changes in settlement strategy, or the impact of evidentiary issues, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows, and financial condition. Additional information can be found in Item 3 of this report.
The integration of the Company's aerospace and defense businesses with Orbital may continue to present significant challenges.
There continues to be a significant degree of effort and management attention devoted to the process of integrating the Company's aerospace and defense businesses with Orbital following the Merger. The difficulties and challenges of this integration include:

•	integrating the two entities and carrying on their ongoing operations,

•	coordinating a variety of geographically separate business locations,

•	integrating the business cultures of the two entities, and

•	retaining key officers and personnel.
The continuing process of integrating operations could cause an interruption of, or loss of momentum in, the Company's activities. Members of the Company’s senior management team may be required to devote considerable amounts of time to this integration process, which decreases the time they have to manage the Company, service customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the Company's business could suffer. Furthermore, the failure to do so could have a material adverse effect on the Company’s business, operating results, financial condition, or cash flows.
The Company may not realize the growth opportunities and cost synergies that are anticipated from the Merger.
The success of the Merger depends, in part, on the ability of the Company to realize anticipated growth opportunities and cost synergies. The Company’s success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of the Company's business and operations. Even if the Company integrates its businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that the Company expects from this integration within the anticipated time frame or at all. The Company may be unable to eliminate duplicative costs, or the benefits from the Merger may be offset by costs incurred or delays in integrating the companies. In addition, integration expenses are difficult to estimate accurately, and may exceed current estimates.
If the Distribution does not qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code (the "Code"), including as a result of subsequent acquisitions of stock of the Company or Vista Outdoor, then the Company or its stockholders immediately prior to the Distribution may be required to pay substantial U.S. federal income taxes.
The Distribution and the Merger are intended to qualify as tax-free to the Company, the stockholders of the Company, Vista Outdoor and Orbital for U.S. federal income tax purposes. However, there can be no assurance that the IRS or the courts will agree with the conclusion of the parties and their counsel regarding the tax treatment of the Distribution and Merger. If the Distribution or certain related transactions were taxable, the Company's stockholders would recognize income on their receipt of Vista Outdoor stock in the Distribution, and the Company would be considered to have made a taxable sale of certain of its assets to Vista Outdoor.
The Distribution will be taxable to the Company pursuant to Section 355(e) of the Code if there is a 50% or more change in ownership of either the Company or Vista Outdoor, directly or indirectly, as part of a plan or series of related transactions that include the Distribution. Because the Company's stockholders collectively owned more than 50% of the Company's common stock following the Merger, the Merger alone will not cause the Distribution to be taxable to the Company under Section 355(e). However, Section 355(e) could apply if other acquisitions of stock of the Company before or after the Merger, or of Vista Outdoor after the Merger, are considered to be part of a plan or series of related transactions that include the Distribution. If Section 355(e) was to apply, the Company would be considered to have made a taxable sale of certain assets to Vista Outdoor and could recognize a substantial taxable gain.
Under the tax matters agreement between the Company and Vista Outdoor (the "Tax Matters Agreement"), in certain circumstances, and subject to certain limitations, Vista Outdoor is required to indemnify the Company against taxes on the Distribution that arise as a result of actions or failures to act by Vista Outdoor, or as a result of Section 355(e) applying due to acquisitions of Vista Outdoor stock after the Distribution. In other cases, however, the Company might recognize taxable gain on the Distribution without being entitled to an indemnification payment under the Tax Matters Agreement. If such tax is imposed on Vista Outdoor, then the Company generally will be required to indemnify Vista Outdoor for that tax. The possibility of the Company recognizing and not being indemnified for this gain may discourage, delay or prevent a third party from acquiring stock of the Company during the two years after the Merger in a transaction that stockholders of the Company might consider favorable.
The Company may be unable to take certain actions after the Merger because such actions could jeopardize the tax-free status of the Distribution or the Merger, and such restrictions could be significant.
Pursuant to the Tax Matters Agreement between the Company and Vista Outdoor, the Company is prohibited from taking actions or omissions that could reasonably be expected to cause the Distribution to be taxable or to jeopardize the conclusions of the opinions of counsel received by the Company or Orbital in connection with the Merger.
In particular, for two years after the Distribution, the Company may not:

•
enter into any agreement, understanding or arrangement or engage in any substantial negotiations with respect to any transaction involving the acquisition, issuance, repurchase or change of ownership of any of the Company’s capital stock, together with options or other rights in respect of that capital stock, subject to certain limited exceptions;

•	cease to be engaged in the active conduct of, or sell or transfer more than 30% of the gross assets or gross consolidated assets of, certain businesses;

•	redeem or otherwise repurchase its capital stock, subject to certain limited exceptions; or

•	liquidate, whether by merger, consolidation or otherwise.
Because of these restrictions, for two years after the Merger, the Company is limited in the amount of capital stock it can issue to make acquisitions or to raise additional capital or in the amount of stock that it can repurchase from investors.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments as of the date of this report.
ITEM 2.    PROPERTIES
Facilities.    As of March 31, 2015, the Company occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 17 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government.
As of March 31, 2015, the Company's operating segments had significant operations at the following locations:

Flight Systems Group	Brigham City/ Promontory, UT; Clearfield, UT; Magna, UT; Chandler, AZ; Dulles, VA; Iuka, MS; Dayton, OH; Vandenberg Air Force Base, CA; Wallops Island, VA; Huntsville, AL
Defense Systems Group	Mesa, AZ; Northridge, CA; Clearwater, FL; Elkton, MD; Elk River, MN; Plymouth, MN; Independence, MO; Fort Worth, TX; Radford, VA; Rocket Center, WV
Space Systems Group	Dulles, VA; Beltsville, MD; Gilbert, AZ; Greenbelt, MD; Commerce, CA; Goleta, CA; San Diego, CA; Wallops Island, VA
Corporate	Dulles, VA; Eden Prairie, MN
Note: the Company occupies a number of small facilities in countries around the world, which are not included above.

The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment as of March 31, 2015:

	Owned	Leased	Government Owned (1)	Total
Flight Systems Group	5,153	3,472	600	9,225
Defense Systems Group	647	954	4,365	5,966
Space Systems Group	354	1,277	—	1,631
Corporate	—	207	—	207
Total	6,153	5,910	4,966	17,029
Percentage of total	36%	35%	29%	100%
____________________________________

(1)	These facilities are occupied under facilities contracts that generally require the Company to pay for all utilities, services, and maintenance costs.
Land.    The Company also uses land that it owns or leases for assembly, test, and evaluation, in Brigham City, Corrine, and Magna, UT, which is used by Flight Systems Group; and in Elk River, MN, and Socorro, NM, which are used by Defense Systems Group.
Company personnel occupy space at the following facilities that are not owned or operated by the Company: Marshall Space Flight Center, Huntsville, AL; Kennedy Space Center, Cape Canaveral, FL; Vandenberg Air Force Base, Vandenberg, CA; and Picatinny Arsenal, Picatinny, NJ. The square footage of these facilities is included in the table above.
The Company's properties are well maintained and in good operating condition and are sufficient to meet the Company's near-term operating requirements.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company's business. The Company does not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.
On July 30, 2013, Raytheon Company filed a lawsuit against the Company in the Superior Court of the State of Arizona.  The suit concerned the Company's longstanding production of rocket motors used in Raytheon's Advanced Medium-Range Air-to-Air Missiles (AMRAAM).  Raytheon’s primary allegation was that the Company breached certain of the production contracts by not delivering rocket motors.  Raytheon claimed damages in excess of $100 million. The parties settled this matter on March 27, 2015, with the Company paying $25 million to Raytheon, and the litigation was voluntarily dismissed on April 21, 2015.
On November 4, 2013, the Company filed a lawsuit against Spirit Aerosystems Inc. in the Second District Court in Farmington, Utah. In its suit, the Company has made various claims, including breach of contract, in relation to a contract with Spirit Aerosystems regarding the manufacture of aircraft parts. The Company is claiming damages of approximately $72 million. Spirit Aerosystems has disputed the Company's allegations and in its response to the Company's complaint it asserted a number of affirmative defenses and counterclaims. Although it is not possible at this time to predict the outcome of the litigation, the Company believes, based on all currently available information, that the outcome will not have a material adverse effect on its operating results, financial condition, or cash flows.
Putative class action and derivative lawsuits challenging the merger of Orbital and the Company were filed in the Court of Chancery of the State of Delaware in May 2014, naming Orbital, the Company and Orbital's directors.  On November 14, 2014, the lawsuits were consolidated by the court under the caption In Re Orbital Corporation Stockholder Litigation (the “Consolidated Lawsuit”).  The plaintiffs alleged, among other things, that the directors of Orbital breached their fiduciary duties in connection with the Merger, and alleged that the Company aided and abetted such breaches of fiduciary duty.  On January 16, 2015, the parties entered into a memorandum of understanding (the “MOU”) regarding the settlement of this matter.  If the court approves the settlement contemplated by the MOU, the Consolidated Lawsuit will be dismissed with prejudice.  Under the terms of the MOU, the parties agreed to settle the Consolidated Lawsuit and release the defendants from all claims relating to the Merger, subject to court approval. Pursuant to the terms of the MOU, Orbital and the Company agreed to make available additional information to Orbital's stockholders in connection with the Merger vote, and the defendants agreed to negotiate regarding an appropriate amount of fees to be paid to plaintiffs’ counsel by Orbital or its successor.
U.S. Government Investigations.    The Company is also subject to U.S. Government investigations from which civil, criminal, or administrative proceedings could result. Such proceedings could involve claims by the U.S. Government for fines, penalties, compensatory and treble damages, restitution, and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. The Company believes, based upon all available information, that the outcome of any such pending government investigations will not have a material adverse effect on its operating results, financial condition, or cash flows.
Environmental Liabilities.    The Company's operations and ownership or use of real property are subject to a number of federal, state, and local laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. Due in part to their complexity and pervasiveness, such laws and regulations have resulted in the Company being involved with a number of related legal proceedings, claims, and remediation obligations. The Company routinely assesses, based on in-depth studies, expert analyses, and legal reviews, its contingencies, obligations, and commitments for remediation of contaminated sites and past practices, including assessments of ranges and probabilities of recoveries from other responsible parties. The Company's policy is to accrue and charge to expense in the current period any identified exposures related to environmental liabilities based on estimates of investigation, cleanup, monitoring, and resource restoration costs to be incurred.
The Company has been identified as a potentially responsible party (“PRP”), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows.
The Company could incur substantial costs, including cleanup costs, resource restoration, fines, and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-compliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on the Company's operating results, financial condition, or cash flows in the past, and the Company has environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "OA". The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Fiscal 2015:
Quarter ended March 31, 2015	$140.61	$60.23
Quarter ended December 28, 2014	132.33	100.36
Quarter ended September 28, 2014	139.89	122.97
Quarter ended June 29, 2014	158.13	118.11
Fiscal 2014:
Quarter ended March 31, 2014	$145.16	$119.30
Quarter ended December 29, 2013	123.34	95.16
Quarter ended September 29, 2013	103.77	81.92
Quarter ended June 30, 2013	82.44	69.12

The low sales price for the quarter ended March 31, 2015 reflects the effect of the Distribution and Merger, including the issuance of approximately 27.4 million shares of common stock to Orbital stockholders in connection with the Merger.
The number of holders of record of the Company's common stock as of May 26, 2015 was 4,916. This does not include 1,781 former holders of record of Orbital Sciences Corporation common stock who had not yet exercised their right to receive Orbital ATK, Inc. common stock pursuant to the Transaction Agreement relating to the Merger.
During fiscal 2015, the Company paid quarterly dividends of $0.32 per share, totaling $41.1 million. During fiscal 2014, the Company paid quarterly dividends of $0.26 per share for the first, second, and third quarters and $0.32 per share for the fourth quarter, totaling $35.1 million. We cannot be certain that the Company will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable. The Company's dividend policy is reviewed by the Board of Directors in light of relevant factors, including our earnings, liquidity position, financial condition, capital requirements, and credit ratings, as well as the extent to which the payment of cash dividends may be restricted by covenants contained in the Company's 5.25% Senior Notes due 2012 (the "5.25% Notes"), and its Senior Credit Facility (as described under "Liquidity and Capital Resources" in Item 7 of this report). As of March 31, 2015, the Company's 5.25% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on the Company's net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2015, the Senior Credit Facility allows the Company to make unlimited "restricted payments" (as defined in the credit agreement), which among other items, would allow payments for future share repurchases, as long as the Company maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250 million plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.

Equity Compensation Plan Information
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under each of the Company's existing equity compensation plans as of March 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan (1)
Deferred Compensation (2)	27,879	—	—
Non-Employee Director Restricted Stock Plan (1)			—
Deferred Compensation (2)	6,924	—	—
2005 Stock Incentive Plan (3)			504,429
Stock Options	343,505	$42.30	—
Restricted Stock Units	105,864	—	—
Performance Awards (4)	160,530	—	—
Deferred Compensation (2)	69,815	—	—
Equity compensation plans not approved by security holders:
Orbital Sciences 1997 Stock Option and Incentive Plan (1) (5)
Stock Options	11,225	27.45	—
Orbital Sciences Amended and Restated 2005 Stock Incentive Plan (1) (5)
Restricted Stock Units	395,076	—	—
Total	1,120,818	$41.83	504,429
__________________________________________________________

(1)	No additional awards may be granted under this plan.

(2)	Shares reserved for payment of deferred stock units in accordance with the terms of the plan.

(3)
Under the 2005 Stock Incentive Plan, a total of 3,982,360 shares were authorized for awards. However, beginning on August 7, 2012, a fungible share counting provision was added, under which “full-value awards" (i.e., awards other than stock options and stock appreciation rights) are counted against the reserve of shares available for issuance under the plan as 2.38 shares for every one share actually issued in connection with the award. No more than 5% of the shares available for awards under the plan may be granted to the Company's non-employee directors in the aggregate.

(4)
Shares reserved for issuance in connection with outstanding performance awards. The amount shown assumes the maximum payout of the performance shares based on achievement of the highest level of performance. The actual number of shares to be issued depends on the performance levels achieved for the respective performance periods.

(5)
This plan was approved by the stockholders of Orbital prior to the Merger. Pursuant to the Transaction Agreement relating to the Merger, the Company assumed the obligation to issue shares under the terms of this plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
December 29 - February 8	237	$133.34
February 9 - February 22	66,423	62.85
February 23 - March 31	48,104	74.42
Fiscal Quarter Ended March 31, 2015	114,764	$67.84	1,153,064
____________________________________________________________

(1)
The 114,764 shares purchased represent shares withheld to pay taxes upon vesting of shares of restricted stock and restricted stock units, or payment of performance shares that were granted under the Company's incentive compensation plans.

(2)
On August 5, 2008, the Company's Board authorized the repurchase of up to 5 million shares. The Board had determined that the repurchase program would serve primarily to offset dilution from the Company's employee and director benefit compensation programs, but it could also be used for other corporate purposes, as determined by the Board. During fiscal 2012, 742,000 shares were repurchased for $50.0 million. On January 31, 2012, the Company's Board of Directors authorized a new share repurchase program of up to $200 million worth of shares of the Company common stock, executable over the next two years. The Company repurchased 1,003,938 shares for $59.5 million in fiscal 2013, and 609,922 shares for $52.1 million during fiscal 2014 under this program. On January 29, 2014, the Company's Board of Directors extended the share repurchase program through March 31, 2015. No shares were purchased under this extension. On March 11, 2015, the Board of Directors authorized a new repurchase program of up to the lesser of one million shares or $75 million through December 31, 2015. No shares were purchased under this program through March 31, 2015.

The maximum number of shares that may yet be purchased under the program was calculated using the Company's closing stock price of $76.63 on March 31, 2015.
The discussion of limitations upon the payment of dividends as a result of the indentures governing the Company's debt instruments as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Debt," is incorporated herein by reference.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The following graph compares, for the five fiscal years ended March 31, 2015, the cumulative total return for the Company's common stock with the comparable cumulative total return of two indexes:

•	Standard & Poor's Composite 500 Index, a broad equity market index; and

•	Dow Jones U.S. Aerospace and Defense Index, a published industry index.
The graph assumes that on April 1, 2010, $100 was invested in the Company's common stock (at the closing price on the previous trading day) and in each of the indexes. The comparison assumes that all cash dividends, were reinvested and takes into account the value of the Vista Outdoor shares distributed to stockholders in the Distribution as if it occurred prior to March 31, 2010. The graph indicates the dollar value of each hypothetical $100 investment as of March 31 in each of the years 2011, 2012, 2013, 2014, and 2015.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31
(Amounts in thousands except per share data)	2015	2014	2013	2012	2011
Results of Operations:
Sales	$3,173,967	$2,925,237	$3,206,096	$3,610,579	$3,912,710
Cost of sales	2,469,865	2,277,939	2,521,277	2,820,492	3,148,317
Gross profit	704,102	647,298	684,819	790,087	764,393
Operating expenses:
Research and development	49,349	48,536	55,958	58,906	57,785
Selling	89,941	87,554	90,219	106,065	105,797
General and administrative	298,559	209,251	200,568	234,922	221,311
Goodwill impairment	34,300	—	—	—	—
Income from continuing operations, before interest, income taxes and noncontrolling interest	231,953	301,957	338,074	390,194	379,500
Interest expense, net	(88,676)	(79,792)	(65,386)	(88,620)	(87,052)
Loss on extinguishment of debt	(26,626)	—	(11,773)	—	—
Income from continuing operations, before income taxes and noncontrolling interest	116,651	222,165	260,915	301,574	292,448
Income taxes	39,117	62,542	73,746	107,321	73,995
Income from continuing operations, before noncontrolling interest	77,534	159,623	187,169	194,253	218,453
Less net income attributable to noncontrolling interest	99	171	436	592	536
Income from continuing operations of Orbital ATK, Inc.	$77,435	$159,452	$186,733	$193,661	$217,917
Basic earnings per common share from continuing operations	$2.18	$5.03	$5.76	$5.89	$6.55
Basic weighted-average number of common shares outstanding	35,469	31,671	32,447	32,874	33,275
Diluted earnings per common share from continuing operations	$2.14	$4.87	$5.73	$5.85	$6.49
Diluted weighted-average number of diluted common shares outstanding	36,140	32,723	32,608	33,112	33,615
Financial Position:
Net current assets (1)	$1,292,122	$518,679	$877,572	$715,917	$647,042
Net property, plant, and equipment (1)	807,057	508,455	478,716	486,273	474,427
Total assets (1)	5,504,402	3,423,521	3,575,256	3,785,219	3,704,203
Long-term debt (including current portion) (1)	1,588,501	2,092,978	1,073,877	1,302,002	1,609,709
Total Orbital ATK, Inc. stockholders' equity	1,776,998	1,911,575	1,502,169	1,226,795	1,156,758
Other Data:
Depreciation and amortization of intangible assets (1)	$85,027	$72,304	$80,935	$84,302	$89,715
Capital expenditures (1)	112,704	105,730	73,494	100,820	104,305
Cash dividends per common share	1.28	1.10	0.92	0.80	0.20
Gross margin (gross profit as a percentage of sales) (1)	22.2%	22.1%	21.4%	21.9%	19.5%
_________________________________________

(1)	Presented for continuing operations only.

Factors Affecting Comparability of our Selected Financial Data
As a result of the Distribution, the financial results of Sporting Group are presented as discontinued operations for all periods presented. The consolidated financial statements include the results of Orbital from February 9, 2015 through March 31, 2015. See Note 4 to the consolidated financial statements for a description of mergers, acquisitions and distributions made since the beginning of fiscal 2013.
In addition, the following non-recurring items impacted Income from continuing operations, before noncontrolling interest, for fiscal:

•
2015 - Costs associated with the Distribution and Merger, including: $34.9 million for professional services; $9.6 million for severance and other employee-related costs; $26.6 million for debt extinguishment; and $16.0 million for facility rationalization costs. In addition, we recognized a litigation charge of $25.0 million for Raytheon lawsuit settlement; $34.3 million for goodwill impairment; and additional sales of $3.1 million for the RFAAP pension segment close-out.

•	2014 - Cost associated with refinancing our Senior Secured Credit Facility, of $6.2 million, and additional sales of $27.4 million for the Radford pension segment close-out.

•
2012 - Litigation charge of $36.5 million for LUU flares lawsuit settlement and $9.0 million for segment realignment charges including: termination benefits, asset impairment charges and costs associated with the closure of certain facilities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(amounts in thousands except share and per share data or unless otherwise indicated)
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

•	intense competition for U.S. Government contracts and programs,

•	increases in costs, which the Company may not be able to react to due to the nature of its U.S. Government contracts,

•	changes in cost and revenue estimates and/or timing of programs,

•	the potential termination of U.S. Government contracts and the potential inability to recover termination costs,

•	other risks associated with U.S. Government contracts that might expose the Company to adverse consequences,

•	government laws and other rules and regulations applicable to the Company, including procurement and import-export control,

•	the novation of U.S. Government contracts,

•	reduction or change in demand and manufacturing costs for commercial ammunition,

•	the manufacture and sale of products that create exposure to potential product liability, warranty liability or personal injury claims and litigation,

•	risks associated with expansion into new and adjacent commercial markets,

•
results of the Merger or other acquisitions or transactions, including our ability to successfully integrate acquired businesses and realize anticipated synergies, cost savings and other benefits, and costs incurred for pursuits and proposed acquisitions,

•	greater risk associated with international business, including foreign currency exchange rates and fluctuations in those rates,

•	federal and state regulation of defense products and ammunition,

•	costs of servicing the Company's debt, including cash requirements and interest rate fluctuations,

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates,

•	security threats, including cyber-security and other industrial and physical security threats, and other disruptions,

•	supply, availability, and costs of raw materials and components, including commodity price fluctuations,

•	new regulations related to conflict minerals,

•	performance of the Company's subcontractors,

•	development of key technologies and retention of a qualified workforce,

•	the performance of our products,

•	fires or explosions at any of the Company's facilities,

•	government investigations and audits,

•	environmental laws that govern past practices and rules and regulations, noncompliance with which may expose the Company to adverse consequences,

•	impacts of financial market disruptions or volatility to the Company's customers and vendors,

•	unanticipated changes in the tax provision or exposure to additional tax liabilities, and

•	the costs and ultimate outcome of litigation matters, government investigations and other legal proceedings.
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact the Company's business. Additional information regarding these factors is contained in Item 1A of this report and may also be contained in the Company's filings with the Securities and Exchange Commission on Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
Executive Summary
The Company is an aerospace and defense products company and supplier of products to the U.S. Government, allied nations, and prime contractors. The Company is headquartered in Dulles, VA and has operating locations throughout the United States and internationally. On February 9, 2015, the Company completed a tax-free spin-off and distribution of its Sporting Group to its stockholders (the “Distribution”) as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, the Company combined with Orbital Sciences Corporation ("Orbital") through the merger of a Company subsidiary with Orbital (the "Merger"). Following the Distribution and Merger, the Company changed its name from Alliant Techsystems Inc. to Orbital ATK, Inc.
As a result of the Distribution, the Sporting Group is no longer reported within the Company’s results from continuing operations but is reported as a discontinued operation for all periods presented. The Company used the acquisition method to account for the Merger; accordingly, the results of Orbital have been included in the Company's consolidated financial statements since the date of the Merger.
Following the Distribution and Merger, the Company reorganized its business groups and realigned its reporting segments. The Company’s remaining businesses, combined with the businesses of Orbital, are now reported in three segments: Flight Systems Group, Defense Systems Group and Space Systems Group. These segments are defined based on the reporting and review process used by the Company's chief executive officer and other management. All historical periods presented in this annual report on Form 10-K (the "10-K") reflect this change in the Company’s segment reporting.

•
Flight Systems Group, which comprises a portion of the Company's former Aerospace Group (Aerospace Structures division and Space Systems Operations' Launch Systems business); and Orbital's former Launch Vehicles segment. Our Flight Systems Group develops rockets that are used as small- and medium-class space launch vehicles to place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories. The group also develops and produces medium- and large-class rocket propulsion systems for human and cargo launch vehicles, strategic missiles, missile defense interceptors and target vehicles. Additionally, our Flight Systems Group operates in the military and commercial aircraft and launch structures markets. Other products include illuminating flares and aircraft countermeasures.

•
Defense Systems Group, which comprises all of the Company's former Defense Group (Armament, Defense Electronic Systems, Missile Products and Small-caliber Systems divisions). Our Defense Systems Group develops and produces military small-, medium-, and large-caliber ammunition, small-caliber commercial ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision weapons and munitions, high-performance gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Space Systems Group, which comprises a portion of the Company's former Aerospace Group (Space Components division and part of Space Systems Components division); and Orbital's former Advanced Space Programs and Satellite and Space Systems segments. Our Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, and perform other activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including re-supplying the ISS. This group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. government agencies.
References in this report to a particular fiscal year refer to the year ended March 31 of that calendar year.   As previously announced, the Company will be changing its fiscal year to a fiscal year beginning on January 1 and ending on December 31 of each year, beginning January 1, 2016.  The Company’s 2015 fiscal year ended on March 31, 2015, and there will be a transition period of April 1, 2015 to December 31, 2015 which will be reported on a Form 10-K.
Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2015 financial results included the following:
Financial highlights for fiscal 2015

•	Annual sales of $3.2 billion.

•	Diluted earnings per share of $5.60.

•	Total orders of $1.5 billion.

•	Total backlog of $12.1 billion at March 31, 2015 compared to $6.0 billion at March 31, 2014. Total backlog includes $4.3 billion of backlog from Orbital.

•
Income from continuing operations, before interest, income taxes and noncontrolling interest as a percentage of sales was 7.3% and 10.3% for the years ended March 31, 2015 and 2014, respectively. The current year rate reflects the impact of a goodwill impairment charge and increased costs associated with the Distribution and Merger. The prior year rate reflects lower pension expense including the effect of the Radford segment close-out.

•
The increase in the current period income tax rate to 33.5% from 28.2% in fiscal 2014 is primarily due to the goodwill impairment and nondeductible transaction costs, partially offset by increased benefits from the Domestic Manufacturing Deduction (DMD), true-up of prior-year taxes, change in valuation allowance and lower state income taxes.

•
During fiscal 2015, the Company paid quarterly dividends of $0.32 per share for all four quarters totaling $41,056. On March 11, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.26 per share payable on June 25, 2015, to stockholders of record on June 8, 2015.

Notable events in fiscal 2015

•	In advance of the Distribution and Merger, the Company redeemed its 3.00% Convertible Senior Subordinated Notes due 2024.

•
In connection with the Merger, David W. Thompson, previously Orbital's Chairman, President and Chief Executive Officer, was appointed the Company's President and Chief Executive Officer; Blake E. Larson, previously the Company's Senior Vice President and President of the Company's Aerospace Group, was appointed the Company's Chief Operating Officer; Garrett E. Pierce, previously Orbital's Vice Chairman and Chief Financial Officer, was appointed the Company's Chief Financial Officer. In addition, the following individuals were appointed the Presidents of the Company's three business groups: Frank L. Culbertson, previously Orbital's Executive Vice President and General Manager, Advanced Programs Group, was appointed the Company's Executive Vice President and President, Space Systems Group; Ronald J. Grabe, previously Orbital's Executive Vice President and General Manager, Launch Systems Group, was appointed the Company's Executive Vice President and President, Flight Systems Group; and Michael A. Kahn, previously the Company's Senior Vice President and President of the Company's Defense Group, was appointed the Company's Executive Vice President and President, Defense Systems Group.

•
In connection with the Merger, the Company appointed to its board of directors the following members, all of whom had been members of Orbital's Board of Directors: General Kevin P. Chilton (Ret.), Lennard A. Fisk, Robert M. Hanisee, Lieutenant General Ronald T. Kadish (Ret.), Janice I. Obuchowski, James G. Roche, Harrison H. Schmitt, David W. Thompson and Scott L. Webster.

•	On February 9, 2015, the Company redeemed its 6.875% Senior Subordinated Notes due 2020 for $350,000 plus a make-whole premium of $22,904.

•	On February 9, 2015, the Company relocated its world headquarters to Orbital's headquarters in Dulles, Virginia.

•
In March 2015, the Company restructured its former Aerospace Group operating segment into two separate operating segments to account for the addition of the Orbital businesses: Flight Systems Group and Space Systems Group. The change was effective as of the Merger. The Company made no changes to its previously existing Defense Group operating segment, other than to rename it Defense Systems Group. Following the Distribution, Sporting is reported as discontinued operations in accordance with ASC Topic 205, “Presentation of Financial Statements,” beginning with the Company's financial statements for the fiscal year ended March 31, 2015.

•
On March 11, 2015, the Company's Board of Directors approved a stock repurchase program, authorizing management to repurchase shares of outstanding company stock through December 31, 2015, in an amount not to exceed the lesser of $75,000 or one million shares.

•	On March 27, 2015, the Company settled its lawsuit with Raytheon Company for $25,000.
Outlook
Government Funding—the Company is dependent on funding levels of the U.S. Department of Defense ("DoD") and NASA.
U.S. Government contracts are dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a government fiscal year ("GFY") basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. Government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which the Company participates, or any contract modification as a result of funding changes, could materially delay or terminate the program. This could have a material adverse effect on the Company's operating results, financial condition, or cash flows.
The government budget structure remains constrained by the 2011 Budget Control Act, which initially reduced the DoD topline budget by approximately $490 billion over 10 years starting in fiscal year 2012, and subsequent amendments that continue to keep DoD spending flat or down compared to previous years. In addition, the Company is continuing to experience a period where force reductions and the wind down of overseas contingency operations, coupled with reduced training cycles and fairly healthy inventory levels for many ammunition and missile items, have resulted in less demand in some categories of products.
In GFY14, the Administration faced the threat of an additional year of sequestration and deeper cuts requiring an additional reduction of $20 billion from the defense topline budget. The Budget Control Act Amendment adopted in December 2013, and the subsequent Omnibus Appropriations Act approved in January 2014, provided some relief, however, to the deeper cuts required under sequestration in GFY14 and GFY15. For defense spending, the agreement effectively held flat the topline budget at $499 billion for both GFY14 and GFY15, providing over $30 billion in sequestration relief.
In December 2014, Congress approved, and the President signed, an omnibus spending bill for the remainder of GFY15, removing the threat of government shutdown and the difficulties of operating under a continuing resolution for GFY15. Total funding, including funding for most DoD programs, remains flat at GFY14 levels. NASA funding received a modest increase for the GFY15 budget, including an increase in the budget for the Space Launch System (“SLS”) program, for which the company is a key supplier. However, continuing concerns about deficit spending, along with ongoing economic challenges, continue to place pressure on U.S. Government budgets.
The President’s GFY16 budget submission includes modest increases to DoD and NASA spending. The DoD base budget of $534.3 billion reflects an increase of $38.2 billion over GFY2015. Spending for overseas contingency operations would be cut significantly, however, reflecting the continued drawdown of forces in Afghanistan, resulting in a requested combined DoD budget increase of approximately four percent. The DoD budget includes modernization investments in certain key areas including space and missile defense. Proposed NASA spending would be increased 2.9% above the GFY2015 appropriated level to $18.5 billion. Proposed funding for the SLS program would be substantially lower; however, Congress has provided funding levels higher than the Administration’s request for this program in recent years. In the event Budge Control Act caps are in effect in GFY2016 and GFY2017, overall NASA funding would remain flat at GFY2015 levels. The Company continues to monitor potential impacts as the GFY16 Congressional budget review and annual appropriations process gets underway.

The U.S. defense industry has experienced significant changes over the years. The Company's management believes that the key to the Company's continued success is to focus on performance, innovation, simplicity and affordability. The Company is positioning itself where management believes there will be continued strong defense funding, even as pressures mount on procurement and research and development accounts. The Company is concentrating on developing systems that will extend the life and improve the capability of existing platforms. The Company anticipates budget pressures will increasingly drive the life extension of platforms such as ships, aircraft and main battle tanks.
Critical Accounting Policies
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, the Company makes estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company's estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
The Company believes the following are its critical accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
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
Sales from continuing operations by customer were as follows:

	Percent of Sales for Years Ended March 31
	2015	2014	2013
Sales to:
U.S. Army	27%	33%	38%
U.S. Navy	15%	16%	16%
NASA	13%	14%	14%
U.S. Air Force	6%	7%	9%
Other U.S. Government customers	14%	14%	10%
Total U.S. Government customers	75%	84%	87%
Commercial and foreign customers	25%	16%	13%
Total	100%	100%	100%
Long-term Contracts—The majority of the Company's sales to the U.S. Government and commercial and foreign customers are accounted for as long-term contracts. Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer acceptance ("units-of-delivery"). The Company predominately accounts for revenue using the cost-to-cost method of accounting.
Profits expected to be realized on contracts are based on management estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when an amount is reliably estimable and realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current or prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on our consolidated financial position or annual results of operations. In fiscal 2015, 2014 and 2013, we recognized favorable operating income adjustments of $144,741, $210,920, and $215,945, respectively, and unfavorable operating income adjustments of $57,736, $127,574 and $122,568, respectively, consisting of changes in estimates on contracts accounted for under the percentage-of-completion method of accounting. The adjustments recorded during fiscal 2015 were primarily driven by higher profit expectations in Defense Electronics, Armament Systems, Missile Products, Propulsion Systems and Small Caliber Systems divisions due to contract terminations and closeouts.
The adjustments recorded during fiscal 2014 were primarily driven by higher profit expectations of $41,357 in Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and for programs in Propulsion Systems. As a result of the pension close-out settlement, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards ("FAS") and the expense calculated under U.S. Cost Accounting Standards ("CAS") for the Radford facility management contract resulted in recording income of $28,986 at Corporate which has been excluded from the increase in operating income resulting from the cumulative catch-up method of accounting noted above.
Contracts may contain provisions to earn incentive and award fees if specified targets are achieved as well as penalty provisions related to performance. Incentive and award fees and penalties that can be reasonably estimated and are probable are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.
The complexity of the estimation process and all issues related to assumptions, risks, and uncertainties inherent with the application of the cost-to-cost method of accounting affect the amounts reported in the Company's financial statements. A number of internal and external factors affect the cost of sales estimates, including labor rate and efficiency variances, overhead rate estimates, revised estimates of warranty costs, estimated future material prices, and customer specification and testing requirement changes. If business conditions were different, or if the Company had used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in the Company's financial statements. In the past, the Company's estimates and assumptions have been materially accurate.
Other Revenue Recognition Methodology—Sales not recognized under the long-term contract method are recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred, and payment is reasonably assured. Sales are reduced for allowances and price discounts. Fiscal 2015 sales from continuing operations by revenue recognition method were as follows:

Percent of Sales
Sales recorded under:
Long-term contracts method	98%
Other method	2%
Total	100%
Employee Benefit Plans
Defined Benefit Pension Plans.    The Company's noncontributory defined benefit pension plans include the following legacy Alliant Techsystems, Inc. plans: "Alliant Techsystems, Inc. Pension and Retirement Plan" and "Thiokol Propulsion Pension Plan" (the “ATK Plans”). The Company acquired the following two pension plans applicable to legacy Orbital employees in connection with the Merger: "Fairchild Bargained Plan" and "Fairchild Space and Defense Plan" (the “Orbital Plans” and together with the ATK Plans, the “Plans”).
ATK Plans - The ATK Plans noncontributory defined benefit pension plans (the "Plans") cover substantially all Alliant Techsystems, Inc. employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but substantially all receive an employer contribution through a defined contribution plan. On January 31, 2013, the ATK Plans were amended to freeze the current pension formula benefits effective June 30, 2013 and to implement a new cash balance formula applicable to pay and service starting July 1, 2013. The cash balance formula provides each affected employee with pay credits based on the sum of that employee's age plus years of pension service as of December 31 of each calendar year, plus 4% annual interest credits. Prior to the effective date of the amendment, the Plans provide either pension benefits based on employee annual pay levels and years of credited service or based on stated amounts for each year of credited service. The Company funds the Plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for the Company are held in a trust and are invested in a diversified portfolio of equity investments, fixed income investments, real estate, timber, energy investments, hedge funds, private equity, and cash. For certain Plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements.
Orbital Plans - The Orbital Plans were acquired by Orbital in connection with a 1994 business acquisition and were frozen at that time. These plans currently are overfunded. The Company funds the defined benefit pension plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for the Company are held in trusts and are invested in a diversified portfolio of equity investments, fixed income investments, real estate, timber, energy investments, hedge funds, private equity, and cash. For certain plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements.
The Company also sponsors nonqualified supplemental executive retirement plans which provide certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax-qualified pension plans. The Company implemented similar changes as those noted above to the Company's nonqualified supplemental executive retirement plans for certain highly compensated employees.
The Company recorded pension expense for the Plans of $84,986 in fiscal 2015, a decrease of $43,826 from $128,812 of pension expense recorded in fiscal 2014. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table sets forth the Company's assumptions used in determining pension expense for fiscal 2015, 2014, and 2013, and projections for fiscal 2016:

	Years Ending March 31
	2016	2015	2014	2013
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%	7.50%
Discount rate	3.90%	4.50%	4.35%	4.90%
Rate of compensation increase:
Union	3.66%	3.22%	3.23%	3.26%
Salaried	3.14%	3.47%	3.49%	3.55%
In developing the expected long-term rate of return assumption, the Company considers input from its actuaries and other advisors, annualized returns of various major indices over a long-term time horizon and the Company's own historical investment returns. The expected long-term rate of return of 7.25% used in fiscal 2015 for the Plans was based on an asset allocation range of 20 - 45% in equity investments, 35 - 50% in fixed income investments, 0 - 10% in real estate/real asset investments, 15 - 30% collectively in hedge fund and private equity investments, and 0 - 6% in cash investments. The expected long-term rate of return assumed for fiscal 2016 is 7.25%. The actual return in any fiscal year will likely differ from the Company's assumption, but the Company estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
In determining its discount rate, the Company uses the current investment yields on high-quality corporate bonds (rated AA or better) that coincide with the cash flows of the estimated benefit payouts from the Company's plans. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of the respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate. The discount rate was 3.90%, 4.50%, and 4.35% at March 31, 2015, March 31, 2014, and March 31, 2013, respectively. The discount rate as of March 31 impacts the following fiscal year's pension expense.
Future actual pension expense can vary significantly depending on future investment performance, changes in future discount rates, legally required plan changes, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate, compensation increase, and/or expected rate of return for fiscal 2016 were different, the impact on fiscal 2016 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2016 pension expense by approximately $6,100; each 0.25% change in the rate of compensation increase would change fiscal 2016 pension expense by approximately $100; and each 0.25% change in the expected rate of return on plan assets would change fiscal 2016 pension expense by approximately $5,600.

The Company bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.
The Company made contributions to the qualified pension trust of $80,400 during fiscal 2015 and is required to make contribution of $48,000 in fiscal 2016. The Company distributed $6,750 under its supplemental executive retirement plans during fiscal 2015, and expects to make distributions directly to retirees of $3,743 in fiscal 2016. A substantial portion of the Company's Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made. The Company's funded pension status was approximately 73% as of March 31, 2015.
Other Postretirement Benefits.    The Company also provides postretirement health care benefits and life insurance coverage to certain employees and retirees.
The following table sets forth the Company's assumptions used to determine net periodic benefit cost for other postretirement benefit ("PRB") plans for fiscal 2015, 2014, and 2013, and projections for fiscal 2016:

	Years Ending March 31
	2016	2015	2014	2013
Expected long-term rate of return on plan assets:
Held solely in fixed income investments	5.00%	5.00%	5.00%	5.00%
Held in pension master trust and fixed income investments	6.25%	6.25%	6.25%	6.25%
Discount rate	3.55%	3.95%	3.80%	4.40%
Weighted average initial health care cost trend rate	6.10%	6.10%	7.60%	7.70%
Health care cost trend rates are set specifically for each benefit plan and design. Health care cost trend rates used to determine the net periodic benefit cost for employees during fiscal 2015 were as follows: under age 65 was 7.5%; over age 65 was 6.0%; and the prescription drug portion was 6.5%.
The health care cost ultimate trend rates are as follows:

Health care cost trend rate for employees under 65	4.5%
Health care cost trend rate for employees over 65	4.5%
Health care cost trend rate for prescription drugs	4.5%
Weighted-average health care cost trend rate	4.5%
Each category of cost declines at a varying rate. The ultimate trend rate will be reached in fiscal 2021 for employees under age 65, in fiscal 2021 for employees over age 65, and in fiscal 2022 for prescription drugs.
In developing the expected long-term rate of return assumption for other PRB plans, the Company considers input from actuaries, historical returns, and annualized returns of various major indices over long periods. As of March 31, 2015, approximately 44% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest cost	$284	$(251)
Effect on postretirement benefit obligation	7,995	(7,060)

The Company made other PRB plan contributions of $9,769 in fiscal 2015 and expects to make contributions of approximately $8,281 in fiscal 2016. A substantial portion of the Company's PRB plan contributions are recoverable from the U.S. Government as allowable indirect costs at amounts generally equal to the plan contributions, although not necessarily in the same year the contribution is made.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") reduced the Company's accumulated projected benefit obligation ("APBO") measured as of December 31, 2005. One of the Company's other PRB plans is actuarially equivalent to Medicare, but the Company does not believe that the subsidies it will receive under the Act will be significant. Because the Company believes that participation levels in its other PRB plans will decline, the impact to the Company's results of operations in any period has not been and is not expected to be significant.
Defined Contribution Plan. The Company also sponsors the Alliant Techsystems, Inc. 401(k) defined contribution plan. Participation in this plan is available to substantially all legacy Alliant Techsystems, Inc. U.S. employees. In addition, the Company sponsors the Deferred Salary and Profit Sharing Plan for Employees of Orbital Sciences Corporation. Participation in this plan is currently available to substantially all legacy Orbital employees.
Income Taxes
Provisions for federal, state, and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that the Company's tax position will be sustained, the Company records the entire resulting tax liability and when it is more likely than not of being sustained, the Company records its best estimate of the resulting tax liability. Any applicable interest and penalties related to these positions are also recorded in the consolidated financial statements. To the extent the Company's assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. It is the Company's policy to record any interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes. Deferred tax assets related to carryforwards are reduced by a valuation allowance when it is not more likely than not that the amount will be realized before expiration of the carryforward period. As part of this analysis the Company takes into account the amount and character to determine if the carryforwards will be realized. Significant estimates are required for this analysis. Changes in the amounts of valuation allowance are recorded in the tax provision in the period when the change occurs.
Mergers and Acquisitions
The results of merged or acquired businesses are included in the Company's consolidated financial statements from the date of merger or acquisition. The Company allocates the purchase price to the underlying tangible and intangible acquired assets acquired and liabilities assumed based on their fair value. Estimates are used in determining the fair value and estimated remaining lives of intangible assets until the final purchase price allocation is completed. Actual fair values and remaining lives of intangible assets may vary from those estimates. The excess purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.
On April 28, 2014, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Orbital, Vista SpinCo Inc., a wholly-owned subsidiary of the Company , and Vista Merger Sub Inc., a wholly-owned subsidiary of the Company , providing for the Distribution of the Company’s Sporting Group as a new public company, Vista Outdoor, followed by the Merger of the Company, consisting of its Aerospace and Defense business, with Orbital, through the merger of a company subsidiary with Orbital. The Distribution and Merger were completed on February 9, 2015 and the Company changed its name to Orbital ATK, Inc. Pursuant to the Distribution and Merger, the Company's stockholders received two shares of Vista Outdoor for each share of Company common stock held and Orbital stockholders received 0.449 shares of Company stock for each share of Orbital common stock held. Both transactions were structured to be tax-free to our U.S. stockholders for U.S. federal income tax purposes. Immediately following the Merger, Orbital stockholders owned 46.2% of the common stock of the Company and existing Company stockholders owned 53.8%. The Merger was accounted for using the purchase method of accounting with the Company as the accounting acquirer.
Following the Distribution and Merger, the Company reorganized its business groups and changed its reporting segment structure. As noted, the Company divested the Sporting Group segment and will no longer report it within the Company’s results from continuing operations. The divested business is presented as a discontinued operation in the consolidated financial statements for all periods presented through February 9, 2015. Included in the Distribution, were those companies acquired in the following transactions:

•
Savage: On June 21, 2013, the Company acquired Caliber Company, parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns, centerfire and rimfire rifles, shotguns and shooting range systems. The purchase price was $315,000 net of cash acquired.

•
Bushnell: On November 1, 2013, the Company acquired Bushnell Group Holdings, Inc. ("Bushnell"). Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 net of cash acquired.

Accounting for Goodwill

The Company tests goodwill for impairment on the first day of its fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. The Company determined that the reporting units for its goodwill impairment review are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, the Company identified 10 reporting units within its reportable segments as of the fiscal 2015 testing date. Three of the reporting units, Ammunition, Accessories and Firearms were part of the Sporting group that was spun off on February 9, 2015 and the operating results of which are included in discontinued operations. There was no impairment for those reporting units for the annual impairment test however we did record an impairment of goodwill and intangible assets totaling $52,220, for the Firearms reporting unit in the third quarter, which is now recorded in discontinued operations.
The goodwill impairment test is performed using a two-step process. In the first step, the Company determines the estimated fair value of each reporting unit and compares it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an indication of impairment exists and the second step must be performed in order to determine the amount of the impairment. In the second step, the Company must determine the implied fair value of the reporting unit's goodwill which is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss must be recognized for the excess.
The fair value of each reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted against the estimated value derived from two separate market approaches: the guideline company and transaction methods (if recent transactions are available). These market approach methods estimate the price reasonably expected to be realized from the sale of the company based on comparable companies and recent transactional data.
In developing its discounted cash flow analysis, the Company's assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on its three-year plan, as approved by the Board of Directors, and assumes a terminal growth rate thereafter. A separate discount rate is determined for each reporting unit and these cash flows are then discounted to determine the fair value of the reporting unit.
Projecting discounted future cash flows requires the Company to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of the Company's market capitalization in comparison to the estimated fair values of the Company's reporting units, and other factors which are beyond the Company's control. If the current economic conditions were to deteriorate, or if the Company were to lose a significant contract or business, causing a reduction in estimated discounted cash flows, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests in future periods. The Company continually monitors the reporting units for impairment indicators and updates assumptions used in the most recent calculation of the estimated fair value of a reporting unit as appropriate.
To test the reasonableness of the valuation, the Company compares the indicated fair value of the reporting units to the estimated public market capitalization value of the Company and the appropriateness of the assumed control premium.

Results of the Company's fiscal 2015 Annual Impairment Test
For the fiscal 2015 impairment assessment performed as of December 28, 2014, the Company utilized estimated cash flows from its three-year plan and assumed a terminal growth rate thereafter ranging from 0% to 4%. The cash flows were then discounted using a separate discount rate for each reporting unit which ranged from 9% to 12.5%. An assumed value was also determined using multiples from recent transactions in the industry and by comparing operating results from guideline companies.
The results of the Company's fiscal 2015 annual goodwill impairment test indicated that the net book value of Space Systems Group's Space Components division exceeded the implied fair market value. The fair value of the reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model was weighted against the estimated value derived from the guideline company market approach method. This market approach method estimated the price reasonably expected to be realized from the sale of the business based on comparable companies. As the net book value of the division exceeded fair market value, the second step analysis was performed and the fair value of goodwill was determined based on the allocation of the reporting unit's assets, in a manner similar to purchase price allocation. As a result of this second step, the Company recorded an impairment of $34,300 in the fourth quarter of fiscal 2015. The impairment was primarily driven by a reduction in near-term estimated cash flows compared to the prior year forecast, resulting from, among other things, government budget constraints and increased competitive pressures in the satellite and spacecraft manufacturing market. The remaining goodwill balance for this reporting unit is $50,800. A 0.5% change in the discount rate from 11.5% would change the impairment by $3,000. A 0.5 change in the EBITDA multiple from 6.5 would change the impairment by $4,000.
Other than the Space Components division, where we had an impairment, we estimated fair value for all other reporting units from continuing operations with significant goodwill balances exceeded their carrying value by greater than 10%, which the Company deems to be a sufficient excess.
Results of Operations
The following information should be read in conjunction with our consolidated financial statements. The key performance indicators that management uses in managing the business are sales, income before interest and income taxes, and cash flows.
Group Sales, Cost of Sales, and Income from Continuing Operations, Before Interest, Income Taxes and Noncontrolling Interest include intergroup sales and profit. Corporate and Eliminations includes intergroup sales and profit eliminations and corporate expenses. Our financial results include Orbital's results from February 9, 2015 to March 31, 2015.
Fiscal 2015
Sales

	Years Ended March 31
	2015	2014	$ Change	% Change
Flight Systems Group	$1,094,208	$911,232	$182,976	20.1%
Defense Systems Group	1,890,534	1,950,784	(60,250)	(3.1)%
Space Systems Group	413,295	371,200	42,095	11.3%
Eliminations	(224,070)	(307,979)	83,909	(27.2)%
Total sales	$3,173,967	$2,925,237	$248,730	8.5%
The fluctuation in sales was driven by the program-related changes within the operating segments as described below.
Flight Systems Group.   The increase in sales was driven primarily by increased sales volume in Aerospace Structures of $67,000 due to increased production on commercial aircraft programs, sales of $64,700 resulting from the inclusion of Orbital's former Launch Vehicles segment in our post-Merger fiscal 2015 results, and increased sales volume in Propulsion Systems of $41,300 driven by a termination settlement on a commercial rocket motor contract.
Defense Systems Group.   The decrease in sales was driven primarily by reduced sales of $68,700 in Small Caliber Systems largely due to lower volumes, a decrease in Missile Products of $23,600 due to the absence of a favorable RFAAP pension segment adjustment recorded in fiscal 2014, partially offset by a favorable contract adjustment in 2015, and a decrease in Defense Electronics of $19,100 as a result of completing several contracts in the current year, partially offset by increased sales in Armament Systems of $41,300 resulting from increased foreign sales.

Space Systems Group.    The increase in sales was driven by additional sales in Government Satellites of $56,100, Commercial Satellites of $42,200 and Technical Services of $21,000, resulting from the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our post-Merger fiscal 2015 results, primarily offset by lower activity on two major proprietary programs that were completed in Space Components division.
Cost of Sales

	Years Ended March 31
	2015	2014	$ Change	% Change
Flight Systems Group	$843,326	$706,338	$136,988	19.4%
Defense Systems Group	1,525,046	1,563,816	(38,770)	(2.5)%
Space Systems Group	341,624	304,938	36,686	12.0%
Corporate	(240,131)	(297,153)	57,022	(19.2)%
Total cost of sales	$2,469,865	$2,277,939	$191,926	8.4%
The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Flight Systems Group.    The increase was driven by increased cost of sales in Aerospace Structures of $54,600 resulting from increased production on commercial aircraft programs, cost of sales of $47,500 from Orbital's former Launch Vehicles segment included in our post-Merger fiscal 2015 results, and increased costs of sales in Propulsion Systems of $27,700 driven by termination costs on a commercial rocket motor contract.
Defense Systems Group.    The decrease in cost of sales was driven by lower cost of sales of $37,700 in Missile Products due primarily to a favorable RFAAP pension segment closing adjustment recorded in fiscal 2014, lower cost of sales in Defense Electronics of $30,000 as a result of completing several contracts in the current year, and a decrease of $12,000 in Small Caliber Systems due to lower sales volume. These decreases were partially offset by increased cost of sales of $35,700 in Armament Systems resulting from increased foreign sales.
Space Systems Group.    The increase in cost of sales was driven by additional cost of sales in Government Satellites of $42,700, Commercial Satellites of $39,700, and Technical Services of $19,300 resulting from the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our post-Merger fiscal 2015 results, primarily offset by lower activity on two major proprietary programs in Space Components.
Corporate. The change in Corporate cost of sales was driven by a reduction in sales and cost of sales eliminations resulting from lower sales from the Defense Systems Group to the Sporting Group, reported in discontinued operations. Additionally, the change in Corporate cost of sales was impacted by increased intercompany profit eliminations resulting from post-Merger sales to business units that were formerly a part of Orbital.
Operating Expenses

	Years Ended March 31
	2015	As a % of Sales	2014	As a % of Sales	Change
Research and development	$49,349	1.6%	$48,536	1.7%	$813
Selling	89,941	2.8%	87,554	3.0%	2,387
General and administrative	298,559	9.4%	209,251	7.2%	89,308
Goodwill impairment	34,300	1.1%	—	—%	34,300
Total	$472,149	14.9%	$345,341	11.9%	$126,808

Operating expenses increased by $126,800 year-over-year primarily due to transaction costs, restructuring charges, and a fourth quarter 2015 goodwill impairment charge. During fiscal 2015 we incurred $34,900 of transaction fees for advisory, legal and accounting services in connection with the 2015 Distribution and Merger. Additionally, as a result of the Distribution and Merger we recorded restructuring costs of $25,600 in fiscal 2015 principally in connection with the consolidation of corporate facilities and personnel termination costs associated with management restructuring. The transaction costs and restructuring charges in fiscal 2015 were recorded in general and administrative expenses. During the fourth quarter of 2015, we recorded a goodwill impairment charge of $34,300 pertaining to our Space Components division in our Space Systems Group, in connection with our annual goodwill impairment analysis, as discussed in "Accounting for Goodwill" above.
Income from Continuing Operations, Before Interest, Income Taxes and Noncontrolling Interest

	Years Ended March 31
	2015	2014	Change
Flight Systems Group	$145,753	$110,882	$34,871
Defense Systems Group	188,963	210,669	(21,706)
Space Systems Group	(3,824)	30,810	(34,634)
Corporate	(98,939)	(50,404)	(48,535)
Total	$231,953	$301,957	$(70,004)
The fluctuations in Income from continuing operations, before income taxes and noncontrolling interest are described as follows:
Flight Systems Group.     Income from operations increased due to increased sales as noted above and profit from a contract termination within Propulsion Systems.
Defense Systems Group.    Income from operations decreased due to lower sales as noted above. In addition, operating expenses were down $7,400 on a year-over-year basis, due to lower research and development spending of $4,100 in Defense Electronics and $3,100 in Armament Systems.
Space Systems Group.   Operating results decreased primarily due to an increase in operating expenses of $38,900, principally due to a goodwill impairment charge of $34,300 in Space Components, partially offset by decreased research and development costs of $4,600.
Corporate.    Results reflect expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under FAS and the expense calculated under CAS, transaction-related costs, amortization of intangible assets recorded in connection with the Merger, and the elimination of intercompany profits. . The change from the prior year was driven primarily by costs associated with the Distribution and Merger including transaction costs of $34,900, restructuring costs of $25,600 and litigation settlement costs. These cost increases were partially offset by lower intercompany profit eliminations and the absence of the Radford pension segment close-out recorded in the prior year.
Net Interest Expense
Net interest expense for fiscal 2015 was $88,700, an increase of $8,900 compared to $79,800 in fiscal 2014. The increase was primarily due to the increase in the average amount of debt outstanding, partially offset by a lower weighted-average interest rate.
Income Taxes (from Continuing Operations)

	Years Ended March 31
	2015	Effective Rate	2014	Effective Rate	Change
Income taxes	$39,117	33.5%	$62,542	28.2%	$(23,425)
The increase in the current period tax rate is primarily due to the goodwill impairment and nondeductible transaction costs, partially offset by increased benefits from the Domestic Manufacturing Deduction (DMD), true-up of prior-year taxes, change in valuation allowance and lower state income taxes.
The Company's provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2015 of 33.5% differs from the federal statutory rate of 35.0% due to DMD, change in prior-year contingent tax liabilities, research and development (R&D) tax credit, change in valuation allowance and true-up of prior-year taxes, partially offset by goodwill impairment and nondeductible transaction costs which increased the rate.
The effective tax rate for fiscal 2014 of 28.2% differs from the federal statutory rate of 35.0% due to the revaluation of unrecognized tax benefits due to proposed IRS regulations, DMD and the R&D tax credit, partially offset by the true-up of prior-year taxes and state income taxes which increased the rate.

We or one of our subsidiaries file income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2008. The IRS has completed the audits of the Company through fiscal 2012 and is currently auditing our tax returns for fiscal years 2013 and 2014. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
As of March 31, 2015 and 2014, the total amount of unrecognized tax benefits was $44,290 and $35,138, respectively, of which $40,411 and $29,046, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $466 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $299. See Note 11 to the consolidated financial statements for further details.
We believe it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. Our recorded valuation allowance of $8,836 at March 31, 2015 relates to certain capital loss, tax credits and net operating losses that are not expected to be realized before their expiration.
The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. We are currently analyzing the impact of these new regulations. We do not believe they will have a material impact on our financial statements.

Income From Continuing Operations, Before Noncontrolling Interest
Net income before noncontrolling interest for fiscal 2015 was $77,500, a decrease of $82,100 compared to 159,600 in fiscal 2014. This decrease was driven by a $126,800 increase in operating expenses, and an increase of $8,900 in net interest expense over the prior year, partially offset by a $56,800 increase in gross profit and a $23,400 decrease in income tax expense.
Noncontrolling Interest
The noncontrolling interest represents the noncontrolling owner's portion of the income of a joint venture in which we are the primary owner. This joint venture was acquired with Composite Optics, Inc. ("COI") and is consolidated into our financial statements.
Fiscal 2014
Sales

	Years Ended March 31
	2014	2013	$ Change	% Change
Flight Systems Group	$911,232	$928,827	$(17,595)	(1.9)%
Defense Systems Group	1,950,784	2,109,671	(158,887)	(7.5)%
Space Systems Group	371,200	347,870	23,330	6.7%
Eliminations	(307,979)	(180,272)	(127,707)	70.8%
Total sales	$2,925,237	$3,206,096	$(280,859)	(8.8)%
The fluctuation in sales was driven by the program-related changes within the segments as described below.
Flight Systems Group.    The decrease in sales was driven by a decrease in Propulsion Systems sales volume of $35,500 due to lower flare and decoy activity, partially offset by a $17,400 increase in Aerospace Structures sales volumes due to increased production on commercial aircraft programs.
Defense Systems Group.    The decrease in sales was driven by a decrease of $93,200 in Armament Systems due to lower volumes on medium-caliber ammunition programs and completion of programs, a decrease of $51,800 in Small Caliber Systems due to reduced volume as programs neared completion and impacts from federal budget reductions, and a decrease of $34,900 in Defense Electronics due to startup and completions on multiple contracts. These decreases were partially offset by a $20,600 increase in sales within Missile Products due to higher production levels across multiple programs and pension segment closeout, partially offset by the loss of the Radford facility management contract.
Space Systems Group.    The increase in sales was driven by increased activity on a major proprietary program.

Cost of Sales

	Years Ended March 31
	2014	2013	$ Change	% Change
Flight Systems Group	$706,338	$710,861	$(4,523)	(0.6)%
Defense Systems Group	1,563,816	1,641,998	(78,182)	(4.8)%
Space Systems Group	304,938	284,554	20,384	7.2%
Corporate	(297,153)	(116,136)	(181,017)	155.9%
Total cost of sales	$2,277,939	$2,521,277	$(243,338)	(9.7)%
The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Flight Systems Group.    The decrease in cost of sales was driven by a $29,100 decrease in Propulsion Systems due to lower sales volume attributable to lower flare and decoy activity, partially offset by an $8,500 increase in Aerospace Structures due to increased production on commercial aircraft programs.
Defense Systems Group.   The decrease in cost of sales was driven by a decrease of $72,600 in Armament Systems due to lower volumes on medium-caliber ammunition programs and completion of programs, a decrease of $32,600 in Small Caliber Systems due to reduced volume as programs neared completion and impacts from federal budget reductions, and a decrease of $13,100 in Defense Electronics due to startup and completions on multiple contracts. These decreases were partially offset by a $45,000 increase within Missile Products due to production improvements across multiple programs and pension segment closeout, partially offset by the loss of the Radford facility management contract.
Space Systems Group.    The increase in cost of sales was driven by increased activity on a major proprietary program.
Corporate. The decrease in cost of sales was driven by the reduction in pension expense including the effect of the Radford segment close-out.
Operating Expenses

	Years Ended March 31
	2014	As a % of Sales	2013	As a % of Sales	Change
Research and development	$48,536	1.7%	$55,958	1.7%	$(7,422)
Selling	87,554	3.0%	90,219	2.8%	(2,665)
General and administrative	209,251	7.2%	200,568	6.3%	8,683
Total	$345,341	11.9%	$346,745	10.8%	$(1,404)
Total operating expenses were flat year-over-year. A marginal increase in general and administrative expenses was more than offset by marginal decreases in research and development costs and selling expenses year-over-year
Income From Continuing Operations, Before Interest, Income Taxes and Noncontrolling Interest

	Years Ended March 31
	2014	2013	Change
Flight Systems Group	$110,882	$117,367	$(6,485)
Defense Systems Group	210,669	270,498	(59,829)
Space Systems Group	30,810	27,025	3,785
Corporate	(50,404)	(76,816)	26,412
Total	$301,957	$338,074	$(36,117)
The decrease in income from continuing operations, before interest, income taxes, and noncontrolling interest was principally due to lower sales. Significant changes within the operating segments are also described below.
Flight Systems Group.  Results were down slightly due to program mix across the group.

Defense Systems Group.  The decrease was the result of lower sales volume and the absence of the results from the Radford facility management contract, partially offset by profit expectation improvements in Small Caliber Systems.
Space Systems Group.  Results were up slightly due to program mix across the group.
Corporate.    The change from the prior year was driven by lower pension expense including the Radford segment close-out, partially offset by an increase in intercompany profit eliminations and an environmental settlement.
Net Interest Expense
Net interest expense for fiscal 2014 was $79,800, an increase of $14,400 compared to $65,400 in fiscal 2013. The increase was primarily due to the increase in the average amount of debt outstanding, partially offset by a lower weighted-average interest rate.
Income Taxes (from Continuing Operations)

	Years Ended March 31
	2014	Effective Rate	2013	Effective Rate	Change
Income taxes	$62,542	28.2%	$73,746	28.3%	$(11,204)
The decrease in the current period tax rate was primarily due to the lower state income taxes and higher research and development tax credit, partially offset by the true-up of prior year taxes.
Our provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2014 of 28.2% differs from the federal statutory rate of 35.0% due to the revaluation of unrecognized tax benefits due to proposed IRS regulations, Domestic Manufacturing Deduction and the R&D tax credit, partially offset by the true-up of prior-year taxes and state income taxes which increased the rate.
The effective tax rate for fiscal 2013 of 28.3% differs from the federal statutory rate of 35.0% due to the settlement of the examination of the fiscal 2009 and 2010 tax returns and DMD partially offset by state income taxes which increased the rate.
We or one of our subsidiaries files income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2007. The IRS has completed the audits of the Company through fiscal 2010 and is currently auditing our tax returns for fiscal years 2011 and 2012. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
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
We believe it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. Our recorded valuation allowance of $7,167 at March 31, 2014 relates to certain capital loss, tax credits and net operating losses that are not expected to be realized before their expiration.
The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. We are currently analyzing the impact of these new regulations. We do not believe they will have a material impact on our financial statements.

Income From Continuing Operations, Before Noncontrolling Interest

Income from continuing operations, before noncontrolling interest for fiscal 2014 was $159,600, a decrease of $27,400 compared to $187,200 in fiscal 2013. This decrease was driven by a $37,500 decrease in gross profit.

Noncontrolling Interest
The noncontrolling interest represents the noncontrolling owner's portion of the income of a joint venture in which we are the primary owner. This joint venture was acquired with Composite Optics, Inc. ("COI") and is consolidated into our financial statements.
Liquidity and Capital Resources
We manage our business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include a committed credit facility, long-term borrowings, and access to the public debt and equity markets. We use our cash to fund investments in our existing core businesses and for debt repayment, cash dividends, share repurchases, and acquisition or other activities.
Cash Flow Summary
Our cash flows from continuing operations for operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014, and 2013 are summarized as follows:

	2015	2014	2013
Cash provided by operating activities of continuing operations	$190,855	$161,961	$184,931
Cash provided by (used for) investing activities of continuing operations	332,198	(100,242)	(73,322)
Cash provided by (used for) financing activities of continuing operations	(737,317)	903,254	(328,399)
Net cash flows from continuing operations	$(214,264)	$964,973	$(216,790)
Operating Activities
Net cash provided by operating activities of continuing operations increased $28,894 compared to the prior year. This increase was driven by working capital improvements of $51,525 and an increase in operating cash flows adjustments for non-cash items of $59,458, partially offset by a decrease in net income of from continuing operations of $82,017.

Net cash provided by operating activities of continuing operations decreased $22,970 in fiscal 2014 compared to fiscal 2013. This decrease was driven by lower income from continuing operations of $27,546 and working capital requirements of $2,410, primarily driven by the timing of receivable collections and vendor payments.
Investing Activities
Net cash provided by investing activities of continuing operations increased $432,440 primarily due to the receipt of cash acquired in the Merger of $253,734 and a cash dividend of $214,383 paid by Vista Outdoor to us, less cash distributed to Vista Outdoor of $25,505 in connection with the Distribution.
Net cash used for investing activities of continuing operations increased $26,920 in fiscal 2014 compared to fiscal 2013 primarily due to an increase in capital expenditures.
Financing Activities
Net cash used for financing activities in fiscal 2015 was $737,317 compared to cash provided by financing activities in fiscal 2014 of $903,254. This decrease of $1,640,571 was due to additional debt issued to finance the acquisitions of Bushnell and Savage in fiscal 2014 and net debt reductions in fiscal 2015 of $504,477.
Net cash provided by financing activities was $903,254 in fiscal 2014 compared to a use of cash of $328,399 in fiscal 2013. This increase of $1,231,653 was primarily the result of additional debt issued to finance the acquisitions of Bushnell and Savage in fiscal 2014.

Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. Our debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility, as discussed further below. Our other debt service requirements consist of interest expense on its debt.
During fiscal 2015, we paid quarterly dividends of $0.32 per share for all four quarters totaling $41,056. On March 11, 2015, our Board of Directors declared a quarterly cash dividend of $0.26 per share payable on June 25, 2015, to stockholders of record on June 8, 2015. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
We refinanced the Senior Credit Facility in fiscal 2014 extending the debt maturities and adding capacity under our revolving credit facility, which increased our liquidity. Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through our revolving credit facilities, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future growth as well as to service our currently anticipated long-term debt and pension obligations, make capital expenditures, and payment of dividends over the next 12 months. Capital expenditures for fiscal 2016 are expected to be approximately $151,000.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Long-term Debt and Credit Facilities
As of March 31, 2015, we had actual total indebtedness of $1,588,501, and the $700,000 Revolving Credit Facility provided for the potential of additional borrowings up to $497,085 (reduced by outstanding letters of credit of $202,915). There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2015.
Our indebtedness as of March 31, 2015 and 2014 consisted of the following:

	March 31, 2015	March 31, 2014
Senior Credit Facility:
Term A Loan due 2018	$946,875	$997,375
Term A Loan due 2019	144,375	—
Term B Loan due 2020	197,251	249,375
Revolving Credit Facility due 2018	—	—
5.25% Senior Notes due 2021	300,000	300,000
6.875% Senior Subordinated Notes due 2020	—	350,000
3.00% Convertible Senior Subordinated Notes due 2024	—	199,440
Principal amount of long-term debt	1,588,501	2,096,190
Less: Unamortized discounts	—	3,212
Carrying amount of long-term debt	1,588,501	2,092,978
Less: Current portion of long-term debt	59,997	249,228
Long-term debt	$1,528,504	$1,843,750
See Note 9 "Long-term Debt" to the consolidated financial statements in Part II, Item 8 for a detailed discussion of these borrowings.
Senior Credit Facility
In fiscal 2014, we entered into a Third Amended and Restated Credit Agreement (the "Senior Credit Facility"), to refinance our Senior Credit Facility. The refinanced Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a

$700,000 Revolving Credit Facility, both of which mature in 2018, and a Term B Loan of $250,000, which matures in 2020. The Term A Loan is subject to quarterly principal payments of $12,625 with the remaining balance due on November 1, 2018. Under the terms of the Senior Credit Facility, we exercised our options to increase the Term A Loan by $150,000 (the "Accordion") during fiscal 2015. Proceeds of the Accordion were used to partially finance the redemption of the 3.00% Convertible Notes, as discussed below. Terms of the Accordion are the same as the existing Term A Loan with the exception that it will mature on January 31, 2019, approximately three months after the existing Term A Loan. The Accordion is subject to quarterly principal payments of $1,875, with the balance due on January 31, 2019. During fiscal 2015, we also repaid $50,000 of our Term B Loan. The Term B Loan is now subject to quarterly principal payments of $499 with the remaining balance due on November 1, 2020. As of March 31, 2015, we had no outstanding borrowings under the Revolving Credit Facility.
Substantially all of our domestic, tangible and intangible assets and our subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on our senior secured credit ratings. Based on our current credit rating, the current base rate margin is 1.00% and the current Eurodollar margin is 2.00%. We must also pay an annual commitment fee on the unused portion of the Revolving Credit Facility.
5.25% Notes
In fiscal 2014, we issued $300,000 aggregate principal amount of 5.25% Senior Notes (the "5.25% Notes") that mature in 2021. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. We have the right to redeem some or all of these notes from time to time on or after October 1, 2016, at specified redemption prices. Prior to October 1, 2016, we may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2016, we may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.25% of their principal amount plus accrued and unpaid interest to the date of redemption.
6.875% Notes
Our 6.875% Notes were scheduled to mature on September 15, 2020. In February 2015, in connection with the Distribution and Merger, we redeemed these notes in full and paid $350,000 in principal amount, $12,236 in accrued interest plus a make-whole premium amount of $22,904.
3.00% Convertible Notes due 2024
In fiscal 2005, we issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that were scheduled to mature on August 15, 2024. During the second quarter of fiscal 2015, we retired these notes and paid a total of approximately $354,000 in cash for $199,440 in principal amount. The amount paid in excess of the principal balance was recorded as a reduction to additional paid-in-capital of approximately $154,000. The convertible feature of the 3.00% Convertible Notes had an impact on diluted shares outstanding for the year ended March 31, 2015 and March 31, 2014 of 292,000 shares and 676,000 shares, respectively, because our average stock price exceeded the conversion price during those periods.
Rank and Guarantees
The 5.25% Notes are subordinated in right of payment to all existing and future senior secured indebtedness, including the Senior Credit Facility. The outstanding 5.25% Notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of our domestic subsidiaries. The Senior Credit Facility obligations are guaranteed on a secured basis jointly and severally and fully and unconditionally, by substantially all of our domestic subsidiaries. The parent company has no independent assets or operations. All of these guarantor subsidiaries are 100% owned by us.
Covenants
Our Senior Credit Facility imposes restrictions on us, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits our ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires that we meet and maintain the following financial ratios:

	Senior Leverage Ratio (1)	Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	3.00	4.00	3.00
Actual at March 31, 2015	1.87	2.33	8.39
(1) Not to exceed the required financial ratio
(2) Not to be below the required financial ratio
The Leverage Ratio is the sum of our total debt plus financial letters of credit and surety bonds, net of up to $100,000 of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary non-cash items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Senior Leverage Ratio is the sum of our senior debt plus financial letters of credit and surety bonds, net of up to $100,000 of cash, divided by Covenant EBITDA. The Interest Coverage Ratio is Covenant EBITDA divided by interest expense (excluding non-cash charges).
Many of our debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. Our ability to comply with these covenants and to meet and maintain the requisite financial ratios may be affected by events beyond our control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The indenture governing the 5.25% Notes impose restrictions on us, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. As of March 31, 2015, we were in compliance with the covenants in all of our debt agreements.
Share Repurchases
In fiscal 2014 and 2013 we repurchased 609,922 shares for $52,130 and 1,003,938 shares for $59,511, respectively, under previously authorized share repurchase programs. We made no share repurchases in fiscal 2015 under the share repurchase program.
On January 29, 2014, our Board of Directors extended the $200,000 share repurchase program which expired March 31, 2015.
On March 11, 2015, our Board of Directors approved a stock repurchase program, authorizing management to repurchase outstanding shares of our common stock through December 31, 2015, in an amount not to exceed the lesser of $75,000 or one million shares. The shares may be purchased in open market, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase program replaces the prior program.
Any additional authorized repurchases would be subject to market conditions, our compliance with our debt covenants and the limitations imposed by the tax treatment of the Distribution and the related Tax Matters Agreement between us and Vista Outdoor. The Company's 5.25% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on our net income, stock issuance proceeds, and certain other items, less restricted payments made, since April 1, 2001. As of March 31, 2015, the Senior Credit Facility allows us to make unlimited "restricted payments" (as defined in the Senior Credit Facility Agreement), which, among other items, would allow payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintains certain senior debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of March 31, 2015:

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual obligations:
Long-term debt	$1,588,501	$59,997	$119,994	$921,245	$487,265
Interest on debt (1)	206,037	45,836	87,686	56,886	15,629
Operating leases	448,343	79,302	134,792	113,308	120,941
Environmental remediation costs, net	25,243	3,640	623	4,269	16,711
Pension and other postretirement plan contributions	479,224	61,818	191,185	126,040	100,181
Total contractual obligations, net	$2,747,348	$250,593	$534,280	$1,221,748	$740,727

		Commitment Expiration by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Other commercial commitments:
Letters of credit	$202,915	$126,194	$19,248	$21,920	$35,553
________________________________

(1)	Includes interest on variable rate debt calculated based on interest rates at March 31, 2015. Variable rate debt was approximately 81% of the Company's total debt at March 31, 2015.
The total liability for uncertain tax positions at March 31, 2015 was approximately $44,290 (see Note 11), $466 of which could be paid within 12 months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the noncurrent uncertain tax position obligations.
Pension plan contributions are an estimate of our minimum funding requirements through fiscal 2024 to provide pension benefits for employees based on expected actuarial estimated service accruals through fiscal 2024 pursuant to the Employee Retirement Income Security Act, although we may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations. A substantial portion of our Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.
Contingencies
Litigation.    From time to time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition, or cash flows.
On or about April 10, 2006, a former employee filed a qui tam complaint in federal court in Utah alleging that we knowingly submitted claims for payment to the U.S. Government for defective LUU series illuminating flares that failed to conform to certain safety specifications and falsely certified compliance with those specifications. On January 23, 2012, the parties met in a mediation session that resulted in an agreement to settle the lawsuit. As a result of the settlement agreement, we established a litigation accrual of $25,500 during fiscal 2012. This payment was made in April 2012. An additional warranty accrual of approximately $10,700 was recorded during fiscal 2012 as we agreed to retrofit up to 76,000 flares as part of the settlement.
On July 30, 2013, Raytheon Company filed a lawsuit against us in the Superior Court of the State of Arizona.  The suit concerned the Company's longstanding production of rocket motors used in Raytheon's Advanced Medium-Range Air-to-Air Missiles (AMRAAM).  Raytheon’s primary allegation was that we breached certain of the production contracts by not delivering rocket motors.  Raytheon claimed damages in excess of $100 million. The parties settled this matter on March 27, 2015, with us paying $25 million to Raytheon, and the litigation was voluntarily dismissed on April 21, 2015.

Putative class action and derivative lawsuits challenging the merger of Orbital and the Company were filed in the Court of Chancery of the State of Delaware in May 2014, naming Orbital, the Company and Orbital’s directors.  On November 14, 2014, the lawsuits were consolidated by the court under the caption In Re Orbital Corporation Stockholder Litigation (the “Consolidated Lawsuit”).  The plaintiffs alleged, among other things, that the directors of Orbital breached their fiduciary duties in connection with the Merger and alleged that we aided and abetted such breaches of fiduciary duty.  On January 16, 2015, the parties entered into a memorandum of understanding (the “MOU”) regarding the settlement of this matter.  If the court approves the settlement contemplated by the MOU, the Consolidated Lawsuit will be dismissed with prejudice.  Under the terms of the MOU, the parties agreed to settle the Consolidated Lawsuit and release the defendants from all claims relating to the Merger, subject to court approval. Pursuant to the terms of the MOU, Orbital and the Company agreed to make available additional information to Orbital's stockholders in connection with the Merger vote, and the defendants agreed to negotiate regarding an appropriate amount of fees to be paid to plaintiffs’ counsel by Orbital or its successor.
Environmental Liabilities.    Our operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. At certain sites that we own or operate or formerly owned or operated, there is known or potential contamination that we are required to investigate or remediate. We could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that we expect to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.50% and 1.50% as of March 31, 2015 and 2014, respectively. Our discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	March 31, 2015		March 31, 2014
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(51,749)	$26,506	$(58,194)	$28,540
Unamortized discount	1,624	(750)	4,706	(2,152)
Present value amounts (payable) receivable	$(50,125)	$25,756	$(53,488)	$26,388
As of March 31, 2015, the estimated discounted range of reasonably possible costs of environmental remediation was $50,125 to $82,292.
We expect that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•
As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, we generally assumed responsibility for environmental compliance at the facilities acquired from Hercules (the "Hercules Facilities"). We believe that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If we were unable to recover those environmental remediation costs under these contracts, we believe these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., ("Hercules") under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify us for environmental conditions relating to releases or hazardous waste activities occurring prior to our purchase of the Hercules Facilities as long as they were identified in accordance with the terms of the agreement; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify us for any individual claims below $50,000. Hercules is obligated to indemnify us for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. We are not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with its agreement with Hercules, we notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

•
We generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. ("Alcoa") in fiscal 2002. We expect that a portion of the compliance and remediation costs associated with the acquired

Thiokol Facilities will be recoverable under U.S. Government contracts, In accordance with its agreement with Alcoa, we notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, we are responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $14,000, we and Alcoa have agreed to split evenly any amounts between $14,000 and $34,000, and we are responsible for any payments in excess of $34,000. At this time, we believe that costs not recovered through U.S. Government contracts will be immaterial.
We cannot ensure that the U.S. Government, Hercules, Alcoa, or other third parties will reimburse us for any particular environmental costs or reimburse us in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. Our failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, or other third parties could have a material adverse effect on our operating results, financial condition, or cash flows. While we have environmental management programs in place to mitigate these risks, and environmental laws and regulations have not had a material adverse effect on our operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.
The following table summarizes the estimated payments for the aggregate undiscounted environmental remediation costs, net of expected recoveries, in the years ending March 31:

2016	$3,640
2017	324
2018	299
2019	2,295
2020	1,974
Thereafter	16,711
Total	$25,243
There were no material insurance recoveries related to environmental remediation during any of the periods presented.
Factors that could significantly change the estimates described in this section on environmental liabilities include:

•	the adoption, implementation, and interpretation of new laws, regulations, or cleanup standards,

•	advances in technologies,

•	outcomes of negotiations or litigation with regulatory authorities and other parties,

•	additional information about the ultimate remedy selected at new and existing sites,

•	adjustment of our share of the cost of such remedies,

•	changes in the extent and type of site utilization,

•	the discovery of new contamination,

•	the number of parties found liable at each site and their ability to pay,

•	more current estimates of liabilities for these contingencies, or

•	liabilities associated with resource restoration as a result of contamination from past practices.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk exposure primarily derives from changes in interest rates but it also uses certain financial instruments to manage foreign currency exchange rate and commodity price risks. To mitigate the risks from interest rate exposure, we occasionally enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We use derivatives to hedge certain interest rate, foreign currency exchange rate, and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes, and we are not a party to leveraged financial instruments. Additional information regarding the financial instruments is contained in Notes 1 and 3 to the consolidated financial statements. Our objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower the overall borrowing costs.
We measure market risk related to holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical change (increase and decrease) in interest rates. We used current market rates on the debt portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other postretirement benefits were not included in the analysis.
Currently, our primary interest rate exposures relate to variable rate debt. The potential loss in fair values is based on an assumed immediate change in the net present values of interest rate-sensitive exposures resulting from a 100 basis point change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to the change in rates. Based on our analysis, a 100 basis point change in interest rates would not have a material impact on the fair values or our results of operations or cash flows. We have entered into interest rate swaps in order to reduce the impact of interest rate fluctuations.
With respect to our ammunition business, we have a strategic sourcing and price strategy to mitigate risk from commodity price fluctuation. We will continue to evaluate the need for future price changes in light of these trends, our competitive landscape, and our financial results. If commodity costs increase, and if we are unable to offset these increases with ongoing manufacturing efficiencies and price increases, our future results from operations and cash flows would be materially impacted.
Significant increases in commodities can negatively impact operating results with respect to our firm fixed-price contract to supply the DoD's small-caliber ammunition needs and our sales within commercial ammunition. Accordingly, we have entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the seven-year contract with the U.S. Army by the terms within that contract, which is expected to continue into 2019. We have entered into futures contracts and purchase orders for the current expected production requirements for fiscal 2015 for both the small-caliber ammunition supply contract and the production of commercial ammunition, thereby mitigating near term market risk; however, if metal prices exceed pre-determined levels, the Defense Systems Group's operating results could be adversely impacted.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Orbital ATK, Inc.:
We have audited the accompanying consolidated balance sheets of Orbital ATK, Inc. and subsidiaries (the "Company") as of March 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orbital ATK, Inc. and subsidiaries at March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE, LLP
Minneapolis, Minnesota
May 29, 2015

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31
(Amounts in thousands except per share data)	2015	2014	2013
Sales	$3,173,967	$2,925,237	$3,206,096
Cost of sales	2,469,865	2,277,939	2,521,277
Gross profit	704,102	647,298	684,819
Operating expenses:
Research and development	49,349	48,536	55,958
Selling	89,941	87,554	90,219
General and administrative	298,559	209,251	200,568
Goodwill impairment	34,300	—	—
Income from continuing operations, before interest, income taxes and noncontrolling interest	231,953	301,957	338,074
Interest expense, net	(88,676)	(79,792)	(65,386)
Loss on extinguishment of debt	(26,626)	—	(11,773)
Income from continuing operations, before income taxes and noncontrolling interest	116,651	222,165	260,915
Income taxes	39,117	62,542	73,746
Income from continuing operations, before noncontrolling interest	77,534	159,623	187,169
Less net income attributable to noncontrolling interest	99	171	436
Income from continuing operations of Orbital ATK, Inc.	77,435	159,452	186,733
Discontinued operations:
Income from discontinued operations, before income taxes	205,463	288,349	131,569
Income taxes	80,414	106,886	46,497
Income from discontinued operations	125,049	181,463	85,072
Net income attributable to Orbital ATK, Inc.	$202,484	$340,915	$271,805

Basic earnings per common share from:
Continuing operations	$2.18	$5.03	$5.76
Discontinued operations	3.53	5.73	2.62
Net income attributable to Orbital ATK, Inc.	$5.71	$10.76	$8.38
Weighted-average number of common shares outstanding	35,469	31,671	32,447
Diluted earnings per common share from:
Continuing operations	$2.14	$4.87	$5.73
Discontinued operations	3.46	5.55	2.61
Net income attributable to Orbital ATK, Inc.	$5.60	$10.42	$8.34
Weighted-average number of diluted common shares outstanding	36,140	32,723	32,608
Cash dividends paid per common share	$1.28	$1.10	$0.92
Comprehensive income:
Net income attributable to: Orbital ATK, Inc. and noncontrolling interest (from above)	$202,583	$341,086	$272,241
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $11,740, $11,240, and $3,366, respectively	(18,906)	(18,125)	(5,406)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(8,186), $(56,791), and $(49,192), respectively	13,841	91,387	78,062
Valuation adjustment for pension and postretirement benefit plans, net of tax (expense) benefit of $139,583, $(48,772), and $(9,575), respectively	(224,389)	78,522	15,456
Change in fair value of derivatives, net of tax (expense) benefit of $(1,866), $1,771, and $3,586, respectively	2,949	(2,830)	(5,608)
Change in fair value of available-for-sale securities, net of tax (expense) benefit of $(151), $(29), and $135, respectively	238	46	(210)
Change in cumulative translation adjustment, net of tax benefit of $0, $942, and $0, respectively	(36,796)	(1,505)	—
Total other comprehensive income (loss)	(263,063)	147,495	82,294
Comprehensive income (loss)	(60,480)	488,581	354,535
Less comprehensive income attributable to noncontrolling interest	99	171	436
Comprehensive income (loss) attributable to Orbital ATK, Inc.	$(60,579)	$488,410	$354,099
See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$139,253	$266,632
Net receivables	1,793,556	1,175,674
Net inventories	196,114	134,390
Income taxes receivable	31,415	—
Deferred income taxes	107,484	28,802
Prepaid expenses and other current assets	121,084	43,331
Current assets of discontinued operations	—	798,253
Total current assets	2,388,906	2,447,082
Net property, plant, and equipment	807,057	508,455
Goodwill	1,875,269	1,043,463
Net intangibles	165,207	10,470
Deferred income taxes	140,321	101,147
Deferred charges and other noncurrent assets	127,642	111,157
Noncurrent assets of discontinued operations	—	1,636,003
Total assets	$5,504,402	$5,857,777
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$59,997	$249,228
Accounts payable	158,137	64,804
Contract-related accruals	357,296	69,241
Contract advances and allowances	173,198	105,787
Accrued compensation	135,528	98,412
Other current liabilities	212,628	215,790
Current liabilities of discontinued operations	—	326,888
Total current liabilities	1,096,784	1,130,150
Long-term debt	1,528,504	1,843,750
Postretirement and postemployment benefits	74,658	72,116
Pension	851,001	525,775
Other noncurrent liabilities	165,795	103,730
Noncurrent liabilities of discontinued operations	—	260,118
Total liabilities	3,716,742	3,935,639
Commitments and contingencies (Notes 10, 12 and 13)
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 59,427,942 shares at March 31, 2015 and 31,842,642 shares at March 31, 2014	594	318
Additional paid-in-capital	2,182,814	534,015
Retained earnings	1,160,272	2,789,264
Accumulated other comprehensive loss	(847,648)	(680,809)
Common stock in treasury, at cost— 9,507,082 shares held at March 31, 2015 and 9,712,877 shares held at March 31, 2014	(719,034)	(731,213)
Total Orbital ATK, Inc. stockholders' equity	1,776,998	1,911,575
Noncontrolling interest	10,662	10,563
Total equity	1,787,660	1,922,138
Total liabilities and equity	$5,504,402	$5,857,777
See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2015	2014	2013
Operating Activities
Continuing operations:
Net income	$202,583	$341,086	$272,241
Net income from discontinued operations	(125,049)	(181,463)	(85,072)
Income from continuing operations	77,534	159,623	187,169
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	75,764	69,192	77,605
Amortization of intangible assets	9,263	3,112	3,330
Amortization of debt discount	3,212	7,364	6,875
Amortization of deferred financing costs	5,157	10,222	3,847
Goodwill impairment	34,300	—	—
Loss on the extinguishment of debt	26,626	—	11,773
Deferred income taxes	(6,119)	6,828	(11,717)
(Gain) loss on disposal of property	2,114	594	(1,542)
Share-based plans expense	25,325	12,701	12,025
Excess tax benefits from share-based plans	(7,004)	(833)	(2)
Changes in assets and liabilities:
Net receivables	(55,243)	5,533	38,608
Net inventories	13,570	(63,437)	(12,892)
Accounts payable	55,710	(71,314)	(30,851)
Contract advances and allowances	27,123	(39,465)	1,718
Accrued compensation	(39,950)	(16,362)	3,614
Contract-related accruals	93,298	(13,725)	22,961
Pension and other postretirement benefits	(41,569)	70,750	(31,990)
Other assets and liabilities	(108,256)	21,178	(95,600)
Cash provided by operating activities of continuing operations	190,855	161,961	184,931
Cash provided by operating activities of discontinued operations	120,476	226,060	88,660
Cash provided by operating activities	311,331	388,021	273,591
Investing Activities
Continuing operations:
Capital expenditures	(112,704)	(105,730)	(73,494)
Cash acquired in Merger with Orbital	253,734	—	—
Cash dividend received from Vista Outdoor, net of cash transferred to Vista Outdoor in conjunction with the Distribution of Sporting Group	188,878	—	—
Proceeds from the disposition of property plant and equipment	2,290	5,488	172
Cash provided by (used for) investing activities of continuing operations	332,198	(100,242)	(73,322)
Cash used for investing activities of discontinued operations	(30,585)	(1,341,747)	(23,395)
Cash provided by (used for) investing activities	301,613	(1,441,989)	(96,717)
Financing Activities
Continuing operations:
Borrowings on line of credit	798,000	280,000	—
Repayments of line of credit	(798,000)	(280,000)	—
Payments made on bank debt	(58,249)	(38,263)	(35,000)
Payments made to extinguish debt	(777,220)	(510,000)	(409,000)
Proceeds from issuance of long-term debt	150,000	1,560,000	200,000
Payments made for debt issue costs	(1,008)	(21,641)	(1,458)
Purchase of treasury shares	(16,788)	(53,270)	(58,371)
Dividends paid	(41,056)	(35,134)	(30,033)
Proceeds from employee stock compensation plans	—	729	5,461
Excess tax benefits from share-based plans	7,004	833	2

Cash provided by (used for) financing activities of continuing operations	(737,317)	903,254	(328,399)
Effect of foreign currency exchange rate fluctuations on cash	(3,006)	58	—
Decrease in cash and cash equivalents	(127,379)	(150,656)	(151,525)
Cash and cash equivalents at beginning of year	266,632	417,288	568,813
Cash and cash equivalents at end of year	$139,253	$266,632	$417,288
Supplemental Cash Flow Disclosures
Cash paid for interest, net	$77,630	$54,426	$68,029
Cash paid for income taxes, net	143,108	136,295	162,673
Noncash investing and financing activity:
Issuance of shares for noncash assets and liabilities of Orbital	$1,504,243	$—	$—
Noncash investing and operating activity:
Capital expenditures included in accounts payable of continuing operations	$2,567	$8,645	$13,760
   See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands except share data)	Common Stock $.01 Par Value		Additional Paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, March 31, 2012	33,142,408	$332	$537,921	$2,241,711	$(910,598)	$(642,571)	$9,956	$1,236,751
Comprehensive income	—	—	—	271,805	82,294	—	436	354,535
Exercise of stock options	93,617	—	(1,552)	—	—	7,013	—	5,461
Restricted stock grants	82,409	—	(8,429)	—	—	8,429	—	—
Share-based compensation	—	—	12,025	—	—	—	—	12,025
Treasury stock purchased	(1,003,938)	—	—	—	—	(59,511)	—	(59,511)
Shares issued net of treasury stock withheld	44,964	—	(5,463)	—	—	4,003	—	(1,460)
Tax benefit related to share based plans and other	—	—	(2,474)	—	—	—	—	(2,474)
Dividends	—	—	—	(30,033)	—	—	—	(30,033)
Employee benefit plans and other	(41,165)	(9)	2,109	—	—	(4,833)	—	(2,733)
Balance, March 31, 2013	32,318,295	323	534,137	2,483,483	(828,304)	(687,470)	10,392	1,512,561
Comprehensive income	—	—	—	340,915	147,495	—	171	488,581
Exercise of stock options	13,173	—	(252)	—	—	981	—	729
Restricted stock grants	116,533	—	(9,517)	—	—	9,517	—	—
Share-based compensation	—	—	12,701	—	—	—	—	12,701
Treasury stock purchased	(609,922)	—	—	—	—	(52,130)	—	(52,130)
Shares issued net of treasury stock withheld	34,138	—	(3,856)	—	—	2,450	—	(1,406)
Tax benefit related to share based plans and other	—	—	94	—	—	—	—	94
Dividends	—	—	—	(35,134)	—	—	—	(35,134)
Employee benefit plans and other	(29,575)	(5)	708	—	—	(4,561)	—	(3,858)
Balance, March 31, 2014	31,842,642	318	534,015	2,789,264	(680,809)	(731,213)	10,563	1,922,138
Comprehensive income (loss)	—	—	—	202,484	(263,063)	—	99	(60,480)
Restricted stock grants	128,316	—	(10,850)	—	—	10,850	—	—
Share-based compensation	—	—	25,325	—	—	—	—	25,325
Shares issued net of treasury stock withheld	150,658	—	(19,381)	—	—	8,766	—	(10,615)
Tax benefit related to share based plans and other	—	—	6,445	—	—	—	—	6,445
Dividends	—	—	—	(56,507)	—	—	—	(56,507)
Employee benefit plans and other	(73,179)	2	1,264	—	—	(7,437)	—	(6,171)
Convertible debt premium, net of tax of $43,170	20,678	—	(111,707)	—	—	—	—	(111,707)
Distribution of Sporting Group	—	—	—	(1,774,969)	96,224	—	—	(1,678,745)
Merger with Orbital	27,358,827	274	1,757,703	—	—	—	—	1,757,977
Balance, March 31, 2015	59,427,942	$594	$2,182,814	$1,160,272	$(847,648)	$(719,034)	$10,662	$1,787,660
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies
Nature of Operations.    Orbital ATK, Inc. (the "Company") is an aerospace and defense company that operates in the United States and internationally. The Company designs, builds and delivers space, defense and aviation systems for customers around the world, both as a prime contractor and merchant supplier. The Company was incorporated in Delaware in 1990 and is headquartered in Dulles, Virginia.
On February 9, 2015, the Company completed a tax-free spin-off of and distribution of its Sporting Group to its stockholders (the "Distribution") as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, the Company combined with Orbital Sciences Corporation ("Orbital") through the merger of a Company subsidiary with Orbital (the "Merger"). These transactions are discussed in greater detail in Note 4. Following the Distribution and Merger, the Company changed its name from Alliant Techsystems Inc. to Orbital ATK, Inc.
As a result of the Distribution, the Sporting Group is no longer reported within the Company’s results from continuing operations but is reported as a discontinued operation for all periods presented. The Company used the acquisition method to account for the Merger; accordingly, the results of Orbital have been included in the Company's consolidated financial statements since the date of the Merger.
Following the Distribution and Merger, the Company reorganized its business groups and realigned its reporting segments. The Company’s remaining businesses, combined with the businesses of Orbital, are now reported in three segments: Flight Systems Group, Defense Systems Group and Space Systems Group, as discussed in Note 16.
Basis of Presentation.    The consolidated financial statements of the Company include all majority-owned affiliates. Intercompany transactions and accounts have been eliminated. The business comprising Sporting Group is presented as discontinued operations - See Note 4.
Fiscal Year.    References in this report to a particular fiscal year refer to the year ended March 31 of that calendar year. The Company's interim quarterly periods are based on 13-week periods and end on Sundays.
Use of Estimates.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Revenue Recognition. The Company's sales come primarily from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. The various U.S. Government customers, including the U.S. Army, U.S. Navy, NASA, and the U.S. Air Force, make independent purchasing decisions. Consequently, each agency is regarded as a separate customer.
Sales by customer were as follows:

	Percent of Sales For Years Ending March 31
	2015	2014	2013
Sales to:
U.S. Army	27%	33%	38%
U.S. Navy	15%	16%	16%
NASA	13%	14%	14%
U.S. Air Force	6%	7%	9%
Other U.S. Government customers	14%	14%	10%
Total U.S. Government customers	75%	84%	87%
Commercial and foreign customers	25%	16%	13%
Total	100%	100%	100%
Long-term Contracts—The majority of the Company's sales are accounted for as long-term contracts. Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer acceptance ("units-of-delivery"). The majority of the Company's total revenue is accounted for using the cost-to-cost method of accounting.
Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is probable. Assumptions used for recording sales and earnings are modified in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current or prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the company's consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $87,005 in fiscal 2015, $83,346 in fiscal 2014, and $93,377 in fiscal 2013. The adjustments recorded during fiscal 2015 were primarily driven by higher profit expectations in the Defense Electronics, Armament Systems, Missile Products, Propulsion Systems and Small Caliber Systems divisions due to contract terminations and closeouts.
The prior year adjustments were primarily driven by higher profit expectations of $41,357 in the Small Caliber Systems division due to operational efficiencies, a successful in-sourcing initiative, and reduced operational risk as a contract nears completion, and for programs in Propulsion Systems. As a result of a pension closeout settlement, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards ("FAS") and the expense calculated under U.S. Cost Accounting Standards ("CAS") for the Radford facility management contract resulted in Corporate recording income of $28,986 which was excluded from the increase in operating income resulting from the cumulative catch-up method of accounting.
Contracts may contain provisions to earn incentive and award fees if specified targets are achieved as well as penalty provisions related to performance. Incentive and award fees and penalties that can be reasonably estimated and are probable are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.
Other —Sales not recognized under the long-term contract method are recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred, and payment is reasonably assured. Sales are reduced for allowances and price discounts. Fiscal 2015 sales by revenue recognition method were as follows:

Percent of Sales
Sales recorded under:
Long-term contracts	98%
Other	2%
Total	100%
Operating Expenses.    Research and development, selling and general and administrative costs are expensed in the year incurred. Research and development costs include costs incurred for experimentation and design testing. Selling costs include bid and proposal efforts related to products and services. Costs that are incurred pursuant to contractual arrangements are recorded over the period that revenue is recognized, consistent with the Company's contract accounting policy.
Environmental Remediation and Compliance.    Costs associated with environmental compliance, restoration, and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation, restoration, and monitoring costs relating to an existing condition caused by past operations, and which

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial and resource restoration activities when they are probable and the cost can be reasonably estimated. The Company expects that a portion of its environmental remediation costs will be recoverable under U.S. Government contracts and has recorded a receivable equal to the present value of the amounts the Company expects to recover.
The Company's engineering, financial, and legal specialists estimate, based on current law and existing technologies, the cost of each environmental liability. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. The Company's estimates for environmental obligations are dependent on, and affected by, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, changes in environmental laws and regulations, future technological developments, and the timing of expenditures; accordingly, the Company periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.
Cash Equivalents.    Cash equivalents are all highly liquid cash investments purchased with original maturities of 3 months or less.
Marketable Securities.    Investments in a common collective trust that primarily invests in fixed income securities are classified as available-for-sale securities and are recorded at fair value within other current assets and deferred charges and other noncurrent assets on the consolidated balance sheet. Unrealized gains and losses are recorded in other comprehensive (loss) income ("OCI"). When such investments are sold, the unrealized gains or losses are reversed from OCI and recognized in the consolidated income statement.
Net Inventories.    Inventories are stated at the lower of cost or market. Inventoried costs relating to contracts in progress are stated at actual production costs, including factory overhead, initial tooling, and other related costs incurred to date, reduced by amounts associated with recognized sales. Recorded amounts for raw materials, work in process and finished goods are generally determined using the standard costing method.
Inventories consist of the following:

	March 31
	2015	2014
Raw materials	$69,112	$34,219
Work/contracts in process	126,038	90,468
Finished goods	964	9,703
Net inventories	$196,114	$134,390
Progress payments received from customers relating to the uncompleted portions of contracts are offset against unbilled receivable balances or applicable inventories. Any remaining progress payment balances are classified as contract advances.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

The following is a reconciliation of the changes in the Company's excess and obsolete inventory accounts during fiscal 2014 and 2015:

Balance, April 1, 2013	$(15,185)
Expense	(3,149)
Write-offs	381
Reversals and other adjustments	4,696
Balance, March 31, 2014	(13,257)
Expense	(993)
Write-offs	(652)
Reversals and other adjustments	(2,110)
Balance, March 31, 2015	$(17,012)

Accounting for Goodwill and Identifiable Intangible Assets.
Goodwill—The Company tests goodwill for impairment on the first day of its fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. The Company determined that the reporting units for its goodwill impairment review are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results.
The impairment test is performed using a two-step process. In the first step, the Company estimates the fair value of each reporting unit and compares it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its fair value, an indication of goodwill impairment exists and the second step is performed in order to determine the amount of the goodwill impairment. In the second step, the Company determines the implied fair value of the reporting unit's goodwill which it determines by allocating the estimated fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized for the excess.
Identifiable Intangible Assets—the Company's primary identifiable intangible assets consist of contract backlog intangible assets recorded as part of the Orbital merger transaction, discussed in Note 4. Identifiable intangible assets with finite lives are amortized and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangibles with indefinite lives are not amortized and are tested for impairment annually on the first day of the Company's fourth fiscal quarter, or more frequently if events warrant.
Dividends Payable. On March 11, 2015, the Board of Directors declared a quarterly cash dividend of $0.26 per share. The dividend will be paid June 25, 2015 to stockholders of record as of June 8, 2015.
Stock-based Compensation.    The Company's stock-based compensation plans, which are described more fully in Note 14, provide for the grant of various types of stock-based incentive awards, including performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on the Company's overall strategy regarding compensation, including consideration of the impact of expensing stock awards on the Company's results of operations.
Performance awards are valued at the fair value of the Company stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. The Company uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards and the calculated fair value is recognized in income over the vesting period. Restricted stock issued vests over periods ranging from 1 to 3 years and is valued based on the market value of the Company stock on the grant date. The estimated grant date fair value of stock options is recognized in income on a straight-line basis over the requisite service period, generally one to three years. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. See Note 14 for further details.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

Income Taxes.    Provisions for federal, state and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income taxes and evaluating tax positions. The Company periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that the Company's tax position will be sustained, the Company records the entire resulting tax liability and when it is more likely than not of being sustained, the Company records its best estimate of the resulting tax liability. Any applicable interest and penalties related to those positions are also recorded in the consolidated financial statements. To the extent the Company's assessment of the tax outcome of these matters changes, such change in estimate will impact income taxes in the period of the change. It is the Company's policy to record any interest and penalties related to income taxes as part of the income taxes for financial reporting purposes. Deferred tax assets related to carryforwards are reduced by a valuation allowance when it is not more likely than not that the amount will be realized before expiration of the carryforward period. As part of this analysis the Company takes into the account the amount and character of the income to determine if the carryforwards will be realized. Significant estimates and judgments are required for this analysis. Changes in the amounts of valuation allowance are recorded in tax expense in the period when the change occurs.
Derivative Instruments and Hedging Activities.    From time to time, the Company uses derivative instruments, consisting mainly of commodity forward contracts to hedge forecasted purchases of certain commodities, foreign currency exchange contracts to hedge forecasted transactions denominated in a foreign currency and interest rate swaps to manage interest rate risk on debt. The Company does not hold or issue derivatives for trading purposes. At the inception of each derivative instrument, the Company documents the relationship between the derivative instrument and the hedged item, as well as its risk-management objectives and strategy for undertaking the hedge transaction. The Company assesses, both at the derivative's inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the fair value of the hedged item. Derivatives are recognized on the balance sheet at fair value. The effective portion of changes in fair value of derivatives designated as cash flow hedges are recorded to accumulated OCI and recognized in earnings when the hedged item impacts earnings. The ineffective portion of derivatives designated as cash flow hedges and changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings. The Company's current derivatives are designated as cash flow hedges. See Note 3 for further details.
Earnings Per Share Data.    Basic earnings per share ("EPS") is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares outstanding for each period. Common equivalent shares represent the effect of stock-based awards (see Note 14) and contingently issuable shares related to the Company's Convertible Senior Subordinated Notes (see Note 9) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on earnings per share.
In computing EPS for fiscal years 2015, 2014 and 2013, earnings, as reported for each respective period, was divided by weighted-average shares outstanding, determined as follows (in thousands):

	Years Ended March 31
	2015	2014	2013
Basic	35,469	31,671	32,447
Dilutive effect of stock-based awards	377	376	161
Dilutive effect of contingently issuable shares	294	676	—
Diluted	36,140	32,723	32,608
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	73	45	5
As discussed further in Note 9, contingently issuable shares related to the Company's convertible senior subordinated notes are not included in diluted EPS for 2013 because the Company's average stock price during the period did not exceed the triggering price.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

Accumulated Other Comprehensive Income (Loss).
The components of Accumulated other comprehensive income (loss) ("AOCI"), net of income taxes, were as follows:

	March 31
	2015	2014
Derivatives	$(2,073)	$(5,022)
Pension and other postretirement benefits	(846,645)	(675,114)
Cumulative translation adjustment	—	(1,505)
Available-for-sale securities	1,070	832
Total accumulated other comprehensive loss	$(847,648)	$(680,809)
The following table summarizes the changes in the balance of AOCI, net of income taxes:

	Year Ended March 31, 2015					Year Ended March 31, 2014
	Derivatives	Pension and Other Postretire-ment Benefits	Available-for-sale Securities	Cumulative Translation Adjustment	Total	Derivatives	Pension and Other Postretire-ment Benefits	Available-for-sale Securities	Cumulative Translation Adjustment	Total
Beginning of period unrealized gain (loss) in AOCI	$(5,022)	$(675,114)	$832	$(1,505)	$(680,809)	$(2,192)	$(826,898)	$786	$—	$(828,304)
Net decrease in fair value of derivatives	(8,097)	—	—	—	(8,097)	(8,681)	—	—	—	(8,681)
Net losses reclassified from AOCI, offsetting the price paid to suppliers (1)	11,046	—	—	—	11,046	4,852	—	—	—	4,852
Net losses reclassified from AOCI, due to ineffectiveness (1)	—	—	—	—	—	999	—	—	—	999
Net actuarial losses reclassified from AOCI (2)	—	13,841	—	—	13,841	—	91,387	—	—	91,387
Prior service costs reclassified from AOCI (2)	—	(18,906)	—	—	(18,906)	—	(18,125)	—	—	(18,125)
Valuation adjustment for pension and postretirement benefit plans (2)	—	(224,389)	—	—	(224,389)	—	78,522	—	—	78,522
Net change in cumulative translation adjustment	—	—	—	(36,796)	(36,796)	—	—	—	(1,505)	(1,505)
Other	—	—	238	—	238	—	—	46	—	46
Distribution of Sporting (3)	—	57,923	—	38,301	96,224	—	—	—	—	—
End of period unrealized gain (loss) in AOCI	$(2,073)	$(846,645)	$1,070	$—	$(847,648)	$(5,022)	$(675,114)	$832	$(1,505)	$(680,809)

(1)	Amounts related to derivative instruments that were reclassified from AOCI and recorded as a component of cost of sales or interest expense for each period presented.

(2)	Amounts related to pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented (Note 10).

(3)	Amounts related to Sporting Group prior the Distribution (Note 4).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

There was no ineffectiveness recognized in earnings for these contracts during any fiscal year presented. The Company expects that any unrealized gains and losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
Fair Value of Non-financial Instruments.    The carrying amounts of receivables, inventory, accounts payable, accrued liabilities and other current assets and liabilities, approximate fair values due to the short maturity of these instruments. See Note 2 for additional disclosure regarding fair value of financial instruments.
New Accounting Pronouncements. In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. This guidance is effective for periods beginning after December 15, 2016 and early application is not permitted. On April 1, 2015 the FASB voted in favor of proposing a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. The Company is in the process of evaluating the impact this standard will have on the Company.
In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." This update is intended to improve targeted areas of consolidation guidance by simplifying the consolidation evaluation process, and by placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company is in the process of evaluating the impact this standard will have on the Company.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This ASU is not expected to have a significant impact on the Company's financial statements or disclosures.
Other new pronouncements issued but not effective for the Company until after March 31, 2015 are not expected to have a material impact on the Company's continuing financial position, results of operations, or liquidity.
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
The following section describes the valuation methodologies used by the Company to measure its financial instruments at fair value.
Investments in marketable securities—The Company's investments in marketable securities represent investments held in a common collective trust ("CCT") that primarily invests in fixed income securities which are used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
2. Fair Value of Financial Instruments (Continued)

the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities is included within other current assets and deferred charges and other noncurrent assets on the consolidated balance sheet.
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing and foreign currency risk, the Company periodically utilizes commodity and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 3, the Company has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. During fiscal 2014, the Company entered into five interest rate swaps. These swaps are valued based on future LIBOR, and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.
Long-term Debt—The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate debt is based on market quotes for each issuance. The Company considers these to be Level 2 instruments.
The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

	As of March 31, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Marketable securities	$—	$10,327	$—
Derivatives	—	7,823	—
Liabilities:
Derivatives	—	11,137	—

	As of March 31, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Marketable securities	$—	$10,130	$—
Derivatives	—	328	—
Liabilities:
Derivatives	—	8,459	—
The following table presents the Company's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
2. Fair Value of Financial Instruments (Continued)

	As of March 31, 2015		As of March 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$300,000	$306,000	$846,228	$1,062,078
Variable rate debt	1,288,501	1,283,539	1,246,750	1,247,062
3. Derivative Financial Instruments
The Company is exposed to market risks arising from adverse changes in commodity prices affecting the cost of raw materials and energy; interest rates and foreign exchange risks. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. Commodity forward contracts are periodically used to hedge forecasted purchases of certain commodities, foreign currency exchange contracts are used to hedge forecasted transactions denominated in a foreign currency, and the Company periodically uses interest rate swaps to hedge forecasted interest payments and the risk associated with variable interest rates on long-term debt.
The Company entered into forward contracts for copper and zinc during fiscal 2015, 2014 and 2013. The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.
The Company entered into interest rate swaps during fiscal 2014 requiring fixed rate payments on a total notional amount of $400,000 and receive one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on future LIBOR, and the established fixed rate is based primarily on quotes from banks. The Company performs assessments of the effectiveness of hedge instruments on a quarterly basis and during fiscal 2015 determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at March 31, 2015, five of the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties. The Company does not anticipate nonperformance by counterparties and does not hold or issue derivative financial instruments for trading purposes.
The Company entered into foreign currency forward contracts during fiscal 2015 to hedge forecasted cash receipts from a customer and forecasted inventory purchases and subsequent payments. The Company did not enter into any foreign currency forward contracts during fiscal 2014 or 2013. Contracts entered into prior to fiscal 2013 were used to hedge forecasted customer receivables and inventory purchases and subsequent payments, denominated in foreign currencies. These transactions were designated and qualified as effective cash flow hedges. Ineffectiveness with respect to forecasted inventory purchases or customer cash receipts was calculated based on changes in the forward rate until the anticipated purchase or cash receipt occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement.
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
As of March 31, 2015, the Company had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

Number of Pounds
Copper	16,475,000
Zinc	4,840,000
At March 31, 2015, the Company had three outstanding interest rate swaps with notional amounts of $100,000 each with maturity dates in August 2016, 2017 and 2018, as well as two interest rate swaps with notional amounts of $50,000 each with maturity dates in November 2016 and 2017. See Note 9 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Derivative Financial Instruments (Continued)

At March 31, 2015, the Company had the following outstanding foreign currency forward contracts in place:

Quantity Hedged
Euros Sold	98,580,000
Euros Purchased	33,353,979
At March 31, 2014, the Company had 0 outstanding foreign currency forward contracts in place.
The table below presents the fair value and location of the Company's derivative instruments designated as hedging instruments in the consolidated balance sheet as of the periods presented.

		Asset Derivatives Fair Value		Liability Derivatives Fair Value
	Location	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Commodity forward contracts	Other current assets / other current liabilities	$1,054	$—	$899	$6,212
Commodity forward contracts	Deferred charges and other noncurrent assets / other noncurrent liabilities	271	—	2	176
Foreign currency forward contracts	Other current assets / other accrued liabilities	2,664	—	5,101	—
Foreign currency forward contracts	Deferred charges and other non-current assets / other long-term liabilities	3,834	—	897	—
Interest rate contracts	Deferred charges and other noncurrent assets / other noncurrent liabilities	—	328	4,238	2,071
Total		$7,823	$328	$11,137	$8,459
Due to the nature of the Company's business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by the Company.
For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Gain (Loss) Reclassified from AOCI		Gain (Loss) Recognized in Income (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Fiscal year ended March 31, 2015
Commodity forward contracts	Cost of sales	$(5,515)	Cost of sales	$—
Interest rate contracts	Interest expense	(4,020)	Interest expense	—
Foreign currency forward contracts	Cost of sales	(9,182)	Cost of sales	—
Fiscal year ended March 31, 2014
Commodity forward contracts	Cost of sales	(6,355)	Cost of sales	—
Interest rate contracts	Interest expense	(1,900)	Interest expense	—
Foreign currency forward contracts	Cost of sales	—	Cost of sales	—
All derivatives used by the Company during the periods presented were designated as hedging instruments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Derivative Financial Instruments (Continued)

The Company expects that any unrealized losses will be realized and reported in cost of sales when the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
4. Mergers, Acquisitions and Divestiture
Fiscal 2015
On February 9, 2015, the Company completed the spin-off and Distribution of Sporting Group to its stockholders and Merged with Orbital pursuant to a transaction agreement, dated April 28, 2014 (the "Transaction Agreement"). The Company completed the Merger with Orbital in order to create a global aerospace and defense Company with greater technical and industrial capabilities and increased financial resources. Both the Distribution and Merger were structured to be tax-free to U.S. stockholders for U.S. federal income tax purposes. Under the Transaction Agreement, a subsidiary of the Company merged with and into Orbital, with Orbital continuing as a wholly-owned subsidiary of the Company.
Pursuant to the Distribution, Company stockholders received 2 shares of Vista Outdoor for each share of Company common stock held. The Company distributed a total of approximately 63.9 million shares of Vista Outdoor common stock to its stockholders of record as of the close of business on February 2, 2015 the record date for the Distribution. As a result of the Distribution, the Sporting Group is no longer reported within the Company’s results from continuing operations but is reported as a discontinued operation for all periods presented in accordance with ASC Topic 205, “Presentation of Financial Statements.”
In connection with the Merger, each outstanding share of Orbital common stock was converted into the right to receive 0.449 shares of Company common stock. The Company issued approximately 27.4 million shares of common stock to Orbital stockholders. Immediately following the Merger, Orbital stockholders owned 46.2% of the common stock of the Company and existing stockholders owned 53.8%. Based on the closing price of the Company common stock following the Distribution on February 9, 2015 as reported on the New York Stock Exchange, the aggregate value of the consideration paid or payable to former holders of Orbital common stock was approximately $1.8 billion. The Company used the acquisition method to account for the Merger; accordingly, the results of Orbital have been included in the Company's consolidated financial statements since the date of the Merger.
In connection with the closing of the Merger and the Distribution, the Company redeemed its 6.875% Senior Subordinated Notes due 2020. See Note 9 for further details.
Orbital's sales and pre-tax income included in the Company's financial statements for the post-Merger period of February 9, 2015 through March 31, 2015 were approximately $191 million and $16 million, respectively.
Transaction costs of $34,900 related to the Distribution and Merger were recorded as incurred in general and administrative expenses during fiscal 2015.
Fiscal 2014
On June 21, 2013, the Company acquired Caliber Company, parent company of Savage Sports Corporation ("Savage"), a leading manufacturer of sporting long guns. The purchase price was $315,000 net of cash acquired.
On November 1, 2013, the Company acquired Bushnell Group Holdings, Inc. ("Bushnell"). Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear. The purchase price was $985,000 net of cash acquired.
Savage and Bushnell were included in the Sporting Group and were divested in connection with the Distribution.
Fiscal 2013
There were no business acquisitions or dispositions during fiscal 2013.
Preliminary Valuation of Net Assets Acquired
Certain estimated values, including: goodwill, intangibles, property, plant and equipment, and deferred taxes, are not final and the preliminary purchase price allocations are subject to change as the Company completes the analysis of the fair value at the date of the Merger. The final determination of the fair value of assets and liabilities will be completed within the 12-month

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Mergers, Acquisitions and Divestiture (Continued)

measurement period from the date of the Merger as required. The size of the Merger will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the Merger date including the significant contractual and operational factors and assumptions underlying contract related intangibles and property, plant and equipment fair values, and the related tax impacts of any changes made.
The consideration paid for Orbital's assets and liabilities was determined using the fair market value of the Company stock issued at the date of the Merger along with restricted stock awards granted to certain employees of Orbital.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the Merger date and the preliminary goodwill generated from the transaction:

Purchase Price:
Value of common shares issued to Orbital shareholders (1)	$1,749,323
Value of replacement equity-based awards to holders of Orbital equity-based awards (2)	8,654
Total purchase price	$1,757,977

Preliminary value of assets acquired and liabilities assumed:
Cash	$253,734
Net receivables	562,639
Net inventories	75,294
Intangibles	164,000
Property, plant and equipment	281,654
Other assets	36,878
Goodwill	866,106
Accounts payable	(52,028)
Deferred tax liabilities, net	(51,537)
Other liabilities	(378,763)
Total purchase price	$1,757,977
__________________________________

(1)	Equals 27.4 million Orbital ATK shares issued to Orbital shareholders multiplied by the Company's Merger-date share price of $63.94.

(2)	The fair value of replacement equity-based awards attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger.
Goodwill recognized from the Merger primarily relates to the expanded market opportunities, expected synergies and benefits of increased scale and scope of combined human, physical and financial resources attributable to merging the operations of the two companies. As stated above, the Merger was a tax-free transaction and as such, there is no goodwill that is deductible for tax purposes.
In determining the fair value of identifiable assets acquired and liabilities assumed, a review was conducted for any significant contingent assets or liabilities existing as of the Merger date. The preliminary assessment did not note any significant contingencies related to any legal or government action.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Mergers, Acquisitions and Divestiture (Continued)

Supplemental Pro Forma Data
The following unaudited supplemental pro forma data for the years ended March 31, 2015 and March 31, 2014 present consolidated information as if the Merger had been completed on April 1, 2013. The pro forma results were calculated by combining the results from continuing operations of the Company with the stand-alone results of Orbital for the pre-Merger periods, which were adjusted to eliminate historical sales between the companies and to account for certain costs which would have been incurred during this pre-Merger period:

	Years Ended
	March 31, 2015	March 31, 2014
Sales	$4,229,036	$4,200,154
Income from continuing operations	162,452	167,034
Basic earnings per common share from continuing operations	$2.59	$2.83
Diluted earnings per common share from continuing operations	$2.55	$2.77

The unaudited supplemental pro forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the Merger had been completed on April 1, 2013, as adjusted for the applicable income tax impact:

	Years Ended
	March 31, 2015	March 31, 2014
Amortization of acquired Orbital intangible assets (1)	$27,215	$31,116
Interest expense adjustment (2)	(25,678)	(19,237)
Transaction fees for advisory, legal and accounting services (3)	(37,119)	37,119
(1) Added the amortization of acquired Orbital intangible assets recognized at fair value in purchase accounting and eliminated historical Orbital intangible asset amortization expense.
(2) Reduced interest expense for the net reduction in debt of the Company and Orbital.
(3) Added transaction fees for advisory, legal and accounting services to the first quarter of fiscal 2014. Costs were recorded in general and administrative expense.
The unaudited supplemental pro forma data above does not reflect the potential realization of cost savings related to the integration of the two companies. Further, the pro forma data should not be considered indicative of the results that would have occurred if the Merger had been completed on April 1, 2013, nor are they indicative of future results.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Mergers, Acquisitions and Divestiture (Continued)

Discontinued Operations
Sales from discontinued operations totaled $1,781,437, $1,849,891 and $1,156,049 for fiscal 2015, 2014 and 2013, respectively. Assets and liabilities of discontinued operations consisted of the following:

March 31, 2014
Net receivables	$298,146
Net inventories	423,860
Deferred income taxes	50,298
Other current assets	25,949
Current assets of discontinued operations	$798,253

Property, plant and equipment	$189,096
Goodwill	873,458
Intangibles	567,380
Other noncurrent assets	6,069
Noncurrent assets of discontinued operations	$1,636,003

Accounts payable	$181,560
Other current liabilities	145,328
Current liabilities of discontinued operations	$326,888

Deferred income taxes	$204,146
Other noncurrent liabilities	55,972
Noncurrent liabilities of discontinued operations	$260,118
Ongoing Business with Vista Outdoor
In conjunction with the Distribution, the Company entered into two supply agreements and one transition services agreement ("TSA") with Vista Outdoor. The supply agreements call for Vista Outdoor to purchase certain minimum quantities of ammunition and gun powder from the Company through fiscal 2018. The supply agreements expire in 2017 and 2018 and may be extended in one-to-three year increments and are priced at arms-length. Under the terms of the TSA, the Company provides various administrative services to Vista Outdoor for up to 12 months and tax assistance services for 18 months, extendable to 30 months. Fees for services under the TSA are charged to Vista Outdoor.
Sales to Vista Outdoor, under the two supply agreements for the period from the date of the Distribution to March 31, 2015 were $18,928. Sales to Sporting Group, previously reported as intercompany sales and eliminated in consolidation and from Operating Segment Information (Note 16) were $170,818 for the period April 1, 2014 through February 8, 2015, $273,246 for fiscal 2014 and $143,122 for fiscal 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
5. Receivables

Net receivables, including amounts due under long-term contracts consisted of the following:

	March 31
	2015	2014
Billed receivables
U.S. Government contracts	$186,430	$134,203
Commercial and other	91,601	66,722
Unbilled receivables
U.S. Government contracts	960,185	517,861
Commercial and other	560,032	461,779
Less allowance for doubtful accounts	(4,692)	(4,891)
Net receivables	$1,793,556	$1,175,674
Receivable balances are shown net of customer progress payments received of $585,932 as of March 31, 2015 and $527,670 as of March 31, 2014.
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
As of March 31, 2015 and March 31, 2014, the net receivable balance includes contract related unbilled receivables of $298,900 and $264,400, respectively, that the Company does not expect to collect within the next fiscal year.
The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount the Company estimates is collectible from customers. Estimates used in determining the allowance for doubtful accounts are based on current trends, aging of accounts receivable, periodic credit evaluations of customers’ financial condition and historical collection experience.
The following is a reconciliation of the changes in the Company's allowance for doubtful accounts during fiscal 2014 and 2015:

Balance, April 1, 2013	$4,801
Expense	609
Write-offs	(626)
Reversals and other adjustments	107
Balance, March 31, 2014	4,891
Expense	599
Write-offs	(17)
Reversals and other adjustments	(781)
Balance, March 31, 2015	$4,692
6. Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated over estimated useful lives. Machinery and equipment is depreciated using the double declining balance method at most of the Company's facilities, and using the straight-line method at other Company facilities. Other depreciable property is depreciated using the straight-line method. Machinery and equipment are depreciated over 1 to 30 years and buildings and improvements are depreciated over 1 to 45 years. Depreciation expense was $75,764 in fiscal 2015, $69,192 in fiscal 2014 and $77,605 in fiscal 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
6. Property, Plant and Equipment (Continued)

The Company reviews property, plant and equipment for impairment when indicators of potential impairment are present. When such impairment is identified, it is recorded as a loss in that period. Maintenance and repairs are charged to expense as incurred. Major improvements that extend useful lives are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.
Property, plant and equipment consisted of the following:

	March 31
	2015	2014
Land	$41,597	$31,239
Buildings and improvements	344,140	291,811
Machinery and equipment	1,312,073	1,019,403
Property not yet in service	58,346	60,575
Gross property, plant and equipment	1,756,156	1,403,028
Less accumulated depreciation	(949,099)	(894,573)
Net property, plant and equipment	$807,057	$508,455
7. Goodwill, Net Intangibles and Deferred Charges and Other Noncurrent Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
Balance, April 1, 2013	$530,869	$366,947	$145,647	$1,043,463
No change	—	—	—	—
Balance, March 31, 2014	530,869	366,947	145,647	1,043,463
Merger	268,493	—	597,613	866,106
Impairment	—	—	(34,300)	(34,300)
Balance, March 31, 2015	$799,362	$366,947	$708,960	$1,875,269
The results of the Company's fiscal 2015 annual goodwill impairment test indicated that the net book value of Space Systems Group's, Space Components division exceeded the implied fair market value. The fair value of the reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model was weighted against the estimated value derived from the guideline company market approach method. This market approach method estimated the price reasonably expected to be realized from the sale of the business based on comparable companies. As the net book value of the division exceeded fair market value, the second step analysis was performed and the fair value of goodwill was determined based on the allocation of the reporting unit's assets, in a manner similar to purchase price allocation. As a result of this second step, the Company recorded an impairment of $34,300 in the fourth quarter of fiscal 2015. The impairment was primarily driven by a reduction in near-term estimated cash flows compared to the prior year forecast, resulting from, among other things, government budget constraints and increased competitive pressures in the satellite and spacecraft manufacturing market. Goodwill recorded within Space Systems Group is presented net of accumulated impairment losses totaling $142,800.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Goodwill, Net Intangibles and Deferred Charges and Other Noncurrent Assets (Continued)

Deferred charges and other noncurrent assets consist of the following:

	March 31
	2015	2014
Gross debt issuance costs	$22,280	$28,356
Less accumulated amortization	(5,712)	(4,084)
Net debt issuance costs	16,568	24,272
Parts inventory	9,973	10,921
Environmental remediation receivable	23,771	22,128
Derivative contracts	4,105	328
Other noncurrent assets	73,225	53,508
Total deferred charges and other noncurrent assets	$127,642	$111,157
Net intangibles consisted of the following:

	March 31, 2015			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Amortizing intangibles:
Contract Backlog	$164,000	$(6,167)	$157,833	$—	$—	$—
Patented technology	10,700	(5,350)	5,350	10,700	(4,280)	6,420
Customer relationships and other	24,294	(22,270)	2,024	24,294	(20,244)	4,050
Total amortizing intangibles	$198,994	$(33,787)	$165,207	$34,994	$(24,524)	$10,470
The gross amount of amortizable intangible assets increased from March 31, 2014 due to the Merger. The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 3.2 years. Amortization expense related to these assets was $9,263 in fiscal 2015, $3,112 in fiscal 2014 and $3,330 in fiscal 2013. The Company expects amortization expense related to these assets to be as follows:

	Contract Backlog	Patents and Customer Relationships	Total
Fiscal 2016	$49,333	$3,095	$52,428
Fiscal 2017	49,333	1,070	50,403
Fiscal 2018	43,833	1,070	44,903
Fiscal 2019	5,333	1,070	6,403
Fiscal 2020	5,333	1,069	6,402
Thereafter	4,668	—	4,668
Total	$157,833	$7,374	$165,207

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
8. Other Current and Noncurrent Liabilities

Other current and noncurrent liabilities consisted of the following:

	March 31
	2015	2014
Other current liabilities:
Employee benefits and insurance, including pension and other postretirement benefits	$53,588	$51,338
Deferred lease obligation	30,857	26,257
Warranty	9,555	11,866
Interest	7,801	8,341
Other	110,827	117,988
Total other current liabilities	$212,628	$215,790

Other noncurrent liabilities:
Environmental remediation	$43,326	$44,417
Income taxes	34,415	4,603
Deferred lease obligation	21,036	19,791
Management nonqualified deferred compensation plan	14,853	17,043
Other	52,165	17,876
Total noncurrent liabilities	$165,795	$103,730
The Company provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in the Company's product warranty liability during the periods presented:

Balance, April 1, 2013	$18,275
Payments made	(4,887)
Warranties issued	390
Changes related to preexisting warranties	(1,912)
Balance, March 31, 2014	11,866
Payments made	73
Warranties issued	414
Changes related to preexisting warranties	(2,798)
Balance, March 31, 2015	$9,555

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-term Debt

Long-term debt, including the current portion, consisted of the following:

	March 31, 2015	March 31, 2014
Senior Credit Facility:
Term A Loan due 2018	$946,875	$997,375
Term A Loan due 2019	144,375	—
Term B Loan due 2020	197,251	249,375
Revolving Credit Facility due 2018	—	—
5.25% Senior Notes due 2021	300,000	300,000
6.875% Senior Subordinated Notes due 2020	—	350,000
3.00% Convertible Senior Subordinated Notes due 2024	—	199,440
Principal amount of long-term debt	1,588,501	2,096,190
Less: Unamortized discounts	—	3,212
Carrying amount of long-term debt	1,588,501	2,092,978
Less: Current portion of long-term debt	59,997	249,228
Long-term debt	$1,528,504	$1,843,750
Senior Credit Facility
In fiscal 2014, the Company refinanced its Senior Credit Facility (the "Senior Credit Facility"). The Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature in 2018, and a Term B Loan of $250,000, which matures in 2020. The Term A Loan is subject to quarterly principal payments of $12,625, with the remaining balance due on November 1, 2018. Under the terms of the Senior Credit Facility, the Company exercised its options to increase the Term A Loan by $150,000 (the "Accordion") during fiscal 2015. Proceeds of the Accordion were used to partially finance the redemption of the 3.00% Convertible Notes, as discussed below. Terms of the Accordion are the same as the existing Term A Loan with the exception that it will mature on January 31, 2019, approximately three months after the existing Term A Loan. The Accordion is subject to quarterly principal payments of $1,875, with the balance due on January 31, 2019. During fiscal 2015, the Company also repaid $50,000 of its Term B Loan. The Term B Loan is now subject to quarterly principal payments of $499, with the remaining balance due on November 1, 2020. Substantially all domestic tangible and intangible assets of the Company and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on the Company's senior secured credit ratings. Based on the Company's current credit rating, the current base rate margin is 1.00% and the current Eurodollar margin is 2.00%. The weighted average interest rate for the Term A Loan, after taking into account the interest rate swaps discussed below, was 2.55% at March 31, 2015. The Company pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on the Company's current rating, this current fee is 0.30%. As of March 31, 2015, the Company had no borrowings against its $700,000 Revolving Credit Facility and had outstanding letters of credit of $202,915, which reduced amounts available on the Revolving Credit Facility to $497,085. Debt issuance costs totaling approximately $19,000 are being amortized over the term of each related Term Loan.
The Senior Credit Facility refinanced the prior senior credit facility entered into in fiscal 2011. The refinancing transaction resulted in the write-off of the remaining $6,166 of unamortized debt issuance costs which are reflected in interest expense.
5.25% Notes
In fiscal 2014, the Company issued $300,000 aggregate principal amount of 5.25% Senior Notes (the "5.25% Notes") that mature on October 1, 2021. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. The Company has the right to redeem some or all of these notes from time to time on or after October 1, 2016, at specified redemption prices. Prior to October 1, 2016, the Company may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.25% of their principal amount plus accrued

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-term Debt (Continued)

and unpaid interest to the date of redemption. Debt issuance costs of approximately $3,000 related to these notes are being amortized to interest expense over 8 years, the term of the notes.
6.875% Notes
In fiscal 2011, the Company issued $350,000 aggregate principal amount of 6.875% Senior Subordinated Notes ("the 6.875% Notes") that were scheduled to mature on September 15, 2020. In February 2015, in connection with the Distribution and Merger, the Company redeemed these notes in full and paid $350,000 in principal amount, $12,236 in accrued interest plus a make-whole premium of $22,904. The make-whole premium along with remaining unamortized debt issuance costs of $3,722 written off at the redemption date, are reflected in Loss on extinguishment of debt.
3.00% Convertible Notes
In fiscal 2005, the Company issued $200,000 aggregate principal amount of 3.00% Convertible Senior Subordinated Notes (the 3.00% Convertible Notes) that were scheduled to mature on August 15, 2024. During the second quarter of fiscal 2015, the Company retired these notes and paid a total of approximately $354,000 in cash for $199,440 in principal amount. The amount paid in excess of the principal balance was recorded as a reduction to additional paid-in-capital of approximately $154,000. The convertible feature of the 3.00% Convertible Notes had an impact on diluted shares outstanding for the year ended March 31, 2015 and March 31, 2014 of 292,000 shares and 676,000 shares, respectively, because the Company's average stock price exceeded the conversion price during those periods.
The following tables provide additional information about the 3.00% Convertible Notes as of March 31, 2014:

March 31, 2014
Carrying amount of the equity component	$56,849
Principal amount of the liability component	$199,440
Unamortized discount of liability component	3,212
Net carrying amount of liability component	$196,228
Remaining amortization period of discount (months)	5
Effective interest rate on liability component	7.000%
Interest Rate Swaps
During fiscal 2014, the Company entered into five floating-to-fixed interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates. As of March 31, 2015, the Company had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(564)	0.87%	0.18%	August 2016
Non-amortizing swap	100,000	(1,183)	1.29%	0.18%	August 2017
Non-amortizing swap	100,000	(2,128)	1.69%	0.18%	August 2018
Non-amortizing swap	50,000	(60)	0.65%	0.18%	November 2016
Non-amortizing swap	50,000	(303)	1.10%	0.18%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
Rank and Guarantees
The 5.25% Notes are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Credit Facility. The outstanding 5.25% Notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of the Company's domestic subsidiaries. The Senior Credit Facility obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally, by substantially all of the Company's domestic subsidiaries. The parent company has no independent assets or operations. All of these guarantor subsidiaries are

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-term Debt (Continued)

100% owned by the Company. The guarantee by any Subsidiary Guarantor of the Company's obligations in respect of the 5.25% Notes will be released in each of the following circumstances:

•	if, as a result of the sale of its capital stock, such Subsidiary Guarantor ceases to be a Restricted Subsidiary;

•	if such Subsidiary Guarantor is designated as an “Unrestricted Subsidiary”;

•	upon defeasance or satisfaction and discharge of the 5.25% Notes; and

•	if such Subsidiary Guarantor has been released from its guarantees of indebtedness under the Credit Agreement and all capital markets debt securities.
Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt for years ending March 31 are as follows:

2016	$59,997
2017	59,997
2018	59,997
2019	919,248
2020	1,997
Thereafter	487,265
Total	$1,588,501
The Company's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 47%and 52% as of March 31, 2015 and March 31, 2014, respectively.
Covenants and Default Provisions
The Company's Senior Credit Facility and the indentures governing the 5.25% Notes impose restrictions on the Company, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits the Company's ability to enter into sale-and-leaseback transactions. The Company's 5.25% Notes limit the aggregate sum of dividends, share repurchases and other designated restricted payments to an amount based on the Company's net income, stock issuance proceeds and certain other items, less restricted payments made, since April 1, 2001. The Senior Credit Facility allows the Company to make unlimited “restricted payments” (as defined in the credit agreement), which, among other items, would allow payments for future share repurchases, as long as the Company maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires that the Company meet and maintain specified financial ratios, including a minimum interest coverage ratio, a maximum consolidated senior leverage ratio and a maximum consolidated leverage ratio. Many of the Company's debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. The Company's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of March 31, 2015, the Company was in compliance with the financial covenants.
10. Employee Benefit Plans
The Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. The Company has tax-qualified defined benefit plans, a supplemental (nonqualified) defined benefit pension plan, a defined contribution plan and a supplemental (non-qualified) defined contribution plan. A qualified plan meets the requirements of certain sections of the Internal Revenue Code and, generally, contributions to qualified plans are tax deductible. A qualified plan typically provides benefits to a broad group of employees and may not discriminate in favor of highly compensated employees in coverage, benefits or contributions. In addition, the Company provides medical and life insurance benefits to certain retirees and their eligible dependents through its postretirement plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

In connection with the Distribution, the Company transferred its obligation for pension benefits and other postretirement ("PRB") plans for all current and former employees of Sporting Group to Vista Outdoor. The transfer of this obligation reduced the Company's pension liabilities by $223,790, pension assets by $163,034 and accumulated other comprehensive loss for pension benefits by $97,764. The transfer of this obligation also reduced the Company's PRB liabilities by $1,963 and accumulated other comprehensive gain for PRB benefits by $1,727.
Defined Benefit Plans
The Company's noncontributory defined benefit pension plans include the following legacy Alliant Techsystems, Inc. plans: "Alliant Techsystems, Inc. Pension and Retirement Plan" and "Thiokol Propulsion Pension Plan" (the “ATK Plans”). The Company acquired the following two pension plans applicable to legacy Orbital employees in connection with the Merger: "Fairchild Bargained Plan" and "Fairchild Space and Defense Plan" (the “Orbital Plans” and together with the ATK Plans, the “Plans”).
The Company is required to reflect the funded status of the pension and PRB plans on the consolidated balance sheet. The funded status of the Plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The Company has recognized the aggregate of all underfunded plans within the accrued pension liability and postretirement and postemployment benefits liabilities. The Company has recognized the aggregate of all overfunded plans within the deferred charges and other noncurrent assets. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in other accrued liabilities.
Previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in the consolidated balance sheet and the difference between actual amounts and estimates based on actuarial assumptions has been recognized in other comprehensive income in the period in which they occur.
The Company's measurement date for remeasuring its plan assets and benefit obligations is March 31.
Pension Plans.    The ATK Plans are qualified noncontributory defined benefit pension plans that cover substantially all legacy ATK employees hired prior to January 1, 2007. Eligible ATK non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but substantially all do receive an employer contribution through a defined contribution plan, discussed below. Effective January 1, 2014, some union pension benefits were frozen as of December 31, 2013 and a new cash balance formula applicable to pay and service starting January 1, 2014 was implemented. As a result of these plan amendments the projected benefit obligation was reduced by $12,615. The ATK Plan is a cash balance formula that provides each affected employee with pay credits based on the sum of that employee's age plus years of pension service as of December 31 of each calendar year, plus 4% annual interest credits. Prior to July 1, 2013, the ATK Plans provided either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. The Company funds the ATK Plans in accordance with federal requirements calculated using appropriate actuarial methods. Depending on the plan they are covered by, employees generally vest after three or five years. The Orbital Plans are frozen and no benefits are being accrued by employees. These plans currently are overfunded.
The Company also sponsors a nonqualified supplemental executive retirement plan which provides certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax-qualified pension plans. The benefit obligation of these plans is included in the pension information below.
Other Postretirement Benefit Plans.    Generally, employees who terminated employment from the Company on or before January 1, 2004 and were at least age 50 or 55 with at least five or ten years of service, depending on the provisions of the pension plan they are eligible for, are entitled to a pre- and/or post-65 health care company subsidy and retiree life insurance coverage. Employees who terminated employment after January 1, 2004, but before January 1, 2006, are eligible only for a pre-65 company subsidy. The portion of the health care premium cost borne by the Company for such benefits is based on the pension plan the employees are eligible for, years of service and age at termination.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

The following table shows changes in the benefit obligation, plan assets and funded status of the Company's qualified and non-qualified pension plans and other PRB plans, including Orbital Plans. Benefit obligation balances presented below reflect the projected benefit obligation ("PBO") for pension plans and accumulated PRB obligations ("APBO") or other PRB plans.

	Pension Benefits		Other Postretirement Benefits
	Years Ended March 31		Years Ended March 31
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$2,988,288	$3,079,793	$128,065	$143,528
Service cost	23,182	34,763	3	9
Interest cost	129,236	130,253	4,803	5,207
Plan Amendments	—	(12,615)	—	—
Actuarial loss (gain) (1)	465,524	(55,958)	12,255	(8,953)
Retiree contributions	—	—	4,729	5,306
Benefits paid	(192,756)	(187,948)	(16,272)	(17,032)
Impact of Distribution	(223,790)	—	(1,963)	—
Merger with Orbital Sciences	9,537	—	—	—
Benefit obligation at end of year	3,199,221	2,988,288	131,620	128,065
Change in plan assets:
Fair value of plan assets at beginning of year	2,426,013	2,357,024	61,055	58,676
Actual return on plan assets	177,776	211,788	4,397	2,513
Retiree contributions	—	—	4,729	5,306
Employer contributions	87,150	45,149	9,769	11,592
Benefits paid	(192,756)	(187,948)	(16,272)	(17,032)
Fair value of assets at February 9, 2015, to be transferred to Vista Outdoor	(163,034)	—	—	—
Merger with Orbital Sciences	13,646	—	—	—
Fair value of plan assets at end of year	2,348,795	2,426,013	63,678	61,055
Funded status	$(850,426)	$(562,275)	$(67,942)	$(67,010)

(1)
The mortality table assumption was changed to the RP-2014 Aggregate table (employee and annuitant) with generational projection using Scale MP-2014 for the March 31, 2015 measurement date resulting in actuarial losses of $189,000 and $13,000 for the Pension Benefits and Other Postretirement Benefits, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

	Pension Benefits		Other Postretirement Benefits
	March 31		March 31
	2015	2014	2015	2014
Noncurrent assets	$4,318	$—	$—	$—
Other current liabilities	(3,743)	(4,500)	(3,436)	(4,094)
Postretirement and postemployment benefits	—	—	(64,506)	(60,016)
Pension	(851,001)	(525,775)	—	—
Current assets of discontinued operations	—	—	—	(142)
Noncurrent assets of discontinued operations	—	(32,000)	—	(2,758)
Net amount recognized	$(850,426)	$(562,275)	$(67,942)	$(67,010)
Accumulated other comprehensive loss (income) related to:
Unrecognized net actuarial losses	$1,520,459	$1,291,756	$25,906	$16,903
Unrecognized prior service benefits	(144,410)	(176,030)	(15,163)	(26,031)
Accumulated other comprehensive loss (income)	$1,376,049	$1,115,726	$10,743	$(9,128)
The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2016 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial losses	$150,759	$1,969
Amortization of prior service benefits	(20,850)	(7,253)
Total	$129,909	$(5,284)
The accumulated benefit obligation for all defined benefit pension plans was $3,197,143 as of March 31, 2015 and $2,985,605 as of March 31, 2014.

	March 31
	2015	2014
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$3,189,805	$2,988,288
Accumulated benefit obligation	3,187,727	2,985,605
Fair value of plan assets	2,335,060	2,426,013

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended March 31			Years Ended March 31
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$23,182	$34,763	$64,030	$3	$9	$3
Interest cost	129,236	130,253	144,603	4,803	5,207	6,493
Expected return on plan assets	(165,780)	(161,111)	(167,805)	(3,553)	(3,419)	(3,253)
Amortization of unrecognized net loss	118,163	145,891	124,600	1,629	2,288	2,654
Amortization of unrecognized prior service cost	(22,284)	(20,984)	(391)	(8,362)	(8,381)	(8,381)
Net periodic benefit cost before special termination benefits cost / curtailment	82,517	128,812	165,037	(5,480)	(4,296)	(2,484)
Special termination benefits cost / curtailment	2,469	—	2,915	—	—	—
Net periodic benefit cost	$84,986	$128,812	$167,952	$(5,480)	$(4,296)	$(2,484)
Amounts reported in:
Continuing operations	$81,038	$120,812	$156,952	$(5,496)	$(4,340)	$(2,555)
Discontinued operations	3,948	8,000	11,000	16	44	71
Net periodic benefit cost	$84,986	$128,812	$167,952	$(5,480)	$(4,296)	$(2,484)
During fiscal 2015 and 2013, the Company recorded a settlement expense of $2,469 and $2,915, respectively, to recognize the impact of lump sum benefit payments made in the non-qualified supplemental executive retirement plan.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") reduced the Company's APBO measured as of December 31, 2005. One of the Company's other PRB plans is actuarially equivalent to Medicare, but the Company does not believe that the subsidies it will receive under the Act will be significant. Because the Company believes that participation levels in its other PRB plans will decline, the impact to the Company's results of operations in any period has not been and is not expected to be significant.
Assumptions

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine benefit obligations as of March 31
Discount rate	3.90%	4.50%	4.35%	3.55%	3.95%	3.80%
Rate of compensation increase:
Union	3.66%	3.22%	3.23%
Salaried	3.14%	3.47%	3.49%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine net periodic benefit cost for years ended March 31:
Discount rate	4.50%	4.35%	4.90%	3.95%	3.80%	4.40%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.50%	5.00%	5.00%	5.00%
				6.25%	6.25%	6.25%
Rate of compensation increase:
Union	3.22%	3.23%	3.26%
Salaried	3.47%	3.49%	3.55%
In developing the expected long-term rate of return assumption, the Company considers input from its actuaries and other advisors, annualized returns of various major indices over a long-term time horizon and the Company's own historical 5-year and 10-year compounded investment returns. The expected long-term rate of return of 7.25% used in fiscal 2015 for the Plans was based on an asset allocation range of 20 - 45% in equity investments, 35 - 50% in fixed income investments, 0 - 10% in real estate/real asset investments, 15 - 30% collectively in hedge fund and private equity investments and 0 - 6% in cash investments. The actual return in any fiscal year will likely differ from the Company's assumption, but the Company estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
In developing the expected long-term rate of return assumption for other PRB plans, the Company considers input from actuaries, historical returns and annualized returns of various major indices over long periods. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.
Assumed Health Care Cost Trend Rates Used to Measure Expected Cost of Benefits

	2016	2015
Weighted average health care cost trend rate	6.10%	6.10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Fiscal year that the rate reaches the ultimate trend rate	2027	2027
Since fiscal 2006, health care cost trend rates have been set specifically for each benefit plan and design. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$284	$(251)
Effect on postretirement benefit obligation	7,995	(7,060)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

Plan Assets
Pension.    The Company's pension plan weighted-average asset allocations at March 31, 2015 and 2014, and the target allocations for fiscal 2016, by asset category are as follows:

	Target Range	Actual as of March 31
	2016	2015	2014
Asset Category:
Domestic equity	10 - 25%	20.7%	19.4%
International equity	10 - 20%	13.7%	17.1%
Fixed income	35 - 50%	42.5%	38.7%
Real assets	0 - 10%	4.8%	5.0%
Hedge funds/private equity	15 - 30%	14.8%	18.8%
Other investments/cash	0 - 6%	3.5%	0.9%
Total	100%	100%	100%
The Company has a committee which, assisted by outside consultants, evaluates the objectives and investment policies concerning its long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension plan assets for the Company's qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments, real asset investments (real estate, timber, energy), hedge funds, private equity and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.
During fiscal 2015, the Company continued implementation of the investment strategy recommended by the asset-liability study conducted during fiscal 2013. The results of the asset-liability study reinforced the emphasis on managing the volatility of pension assets relative to pension liabilities while still achieving a competitive investment return, achieving diversification between and within various asset classes and managing other risks. In order to manage the volatility between the value of pension assets and liabilities, the Company has maintained an allocation to long-duration fixed income investments. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Target allocation ranges are guidelines, not limitations, and occasionally due to market conditions and other factors actual asset allocation may vary above or below a target.
The implementation of the investment strategy discussed above is executed through a variety of investment structures such as: direct share or bond ownership, common/collective trusts, or registered investment companies. Valuation methodologies differ for each of these structures. The valuation methodologies used for these investments structures are as follows:
U.S. Government Securities, Corporate Debt, Common and Preferred Stock, Other Investments and Registered Investment Companies:    Investments are valued at the closing price reported on the active market on which the individual securities are traded.
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
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
Fair Value: The following table presents the pension plan investments using the fair value hierarchy discussed in Note 2 as of March 31, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$3,279	$—	$3,279
U.S. Government securities	158,938	11,546	—	170,484
Corporate debt	—	410,035	187	410,222
Common stock	110,932	5,289	—	116,221
Partnership/joint venture interest	—	—	746,305	746,305
Other investments	5	3,121	—	3,126
Common/collective trusts	—	743,960	—	743,960
Registered investment companies	131,251	145,649	—	276,900
Value of funds in insurance company accounts	—	42,190	1,076	43,266
Total	401,126	1,365,069	747,568	2,513,763
Fair value of assets at March 31, 2015, to be transferred to Vista Outdoor (1)	(26,324)	(89,584)	(49,060)	(164,968)
Fair value of plan assets at end of year	$374,802	$1,275,485	$698,508	$2,348,795
________________________________

(1)
The actual asset value and categories of assets to be transferred to Vista Outdoor have not yet been determined. The assets to be transferred from each hierarchy level shown above was determined as a pro-rata allocation of the fair value of the total estimated Vista Outdoor assets at March 31, 2015, to the total value of plan assets at March 31, 2015, if the transfer would have occurred on March 31, 2015. The actual asset categories and amounts to be transferred could vary from the amounts shown above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

The following table presents the pension plan investments using the fair value hierarchy discussed in Note 2 as of March 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$4,062	$—	$4,062
U.S. Government securities	185,499	21,021	—	206,520
Corporate debt	—	346,803	199	347,002
Common stock	109,173	—	—	109,173
Partnership/joint venture interest	—	—	689,073	689,073
Other investments	(9)	2,556	—	2,547
Common/collective trusts	—	829,714	—	829,714
Registered investment companies	63,945	130,819	—	194,764
Value of funds in insurance company accounts	—	42,027	1,131	43,158
Total	$358,608	$1,377,002	$690,403	$2,426,013
The following table presents a reconciliation of Level 3 assets held during the year ended March 31, 2015:

	Common Stock	Corporate Debt	Insurance Contracts	Partnerships/ Joint Ventures
Balance at April 1, 2014	$—	$199	$1,131	$689,073
Realized (losses) gains	—	—	6	38,614
Net unrealized (losses) gains	—	1	(2)	(5,558)
Net purchases, issuances and settlements	—	(13)	(59)	24,176
Net transfers into (out of) Level 3	—	—	—	—
Balance, March 31, 2015	$—	$187	$1,076	$746,305
The following table presents a reconciliation of Level 3 assets held during the year ended March 31, 2014:

	Common Stock	Corporate Debt	Insurance Contracts	Partnerships/ Joint Ventures
Balance, April 1, 2013	$—	$—	$1,205	$578,158
Realized (losses) gains	2	—	4	34,321
Net unrealized (losses) gains	—	—	(8)	25,561
Net purchases, issuances, and settlements	(2)	199	(70)	51,033
Net transfers into (out of) Level 3	—	—	—	—
Balance, March 31, 2014	$—	$199	$1,131	$689,073
There was no direct ownership of the Company common stock included in plan assets as of any of the periods presented.
Other Postretirement Benefits.    The Company's other PRB obligations were 48.4% and 47.7% pre-funded as of March 31, 2015 and 2014, respectively.
Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 44% and 42.1% of the assets were held in the 401(h) account as of March 31,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

2015 and 2014, respectively. The remaining assets are in fixed income investments. The Company's investment objective for the other PRB plan assets is the preservation and safety of capital.
Contributions
During fiscal 2015, the Company contributed $80,400 directly to the ATK Plans' pension trust and $6,750 directly to retirees under its supplemental (nonqualified) executive retirement plan. The Company also contributed $9,769 to its other PRB plans. The Company is required to make contributions of $48,000 to meet its legally required minimum contributions for fiscal 2016. The Company also expects to distribute approximately $3,743 directly to retirees under its supplemental executive retirement plans and contribute approximately $8,281 to its other postretirement benefit plans in fiscal 2016.
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

	Pension Benefits	Other Postretirement Benefits
2016	$191,598	$10,912
2017	190,087	10,768
2018	193,137	10,601
2019	198,047	10,388
2020	202,678	10,134
2020 through 2024	1,045,563	45,534
Termination
In the event the Company terminates any of the plans under conditions in which the plan's assets exceed that plan's obligations, U.S. Government regulations require that a fair allocation of any of the plan's assets based on plan contributions that were reimbursed under U.S. Government contracts will be returned to the U.S. Government.
Defined Contribution Plan
The Company also sponsors two defined contribution plans - the Alliant Techsystems Inc. 401(k) Plan and the Deferred Salary and Profit Sharing Plan for Employees of Orbital Sciences Corporation. Participation in these plans is available to substantially all U.S. employees.
The Alliant Techsystems Inc. 401(k) Plan is a 401(k) plan, with an employee stock ownership ("ESOP") feature, to which employees may contribute up to 50% of their pay (highly compensated employees are subject to limitations). Employee contributions are invested, at the employees' direction, among a variety of investment alternatives including a Company common stock fund. Participants may transfer amounts into and out of the investment alternatives at any time, except for the Company common stock fund. Any dividends declared on the Company common stock can be either reinvested within the Company common stock fund or provided as a cash payment. Effective January 1, 2013 employees no longer had the option to invest in the Company common stock fund, other than for the reinvestment of dividends paid on the Company common stock in participants' accounts. Balances in the fund prior to January 1, 2013 remain in the fund unless distributed or transferred. Effective January 1, 2004, the Company matching contribution and non-elective contribution to this plan depends on a participant's years of service, pension plan participation and certain other factors. Participants receive:

•	a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 2% of the participant's contributed pay, or

•	a matching contribution of 50% of the first 6% of the participant's contributed pay, or

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

•	a non-elective contribution based on the recognized compensation, age and service (subject to three-year vesting), or

•	no matching contribution
The Company's contributions to the plan were $51,205 in fiscal 2015, $48,379 in fiscal 2014 and $37,377 in fiscal 2013.
As of March 31, 2015, the Company had approximately 9,000 U.S. employees eligible under the plan. The Company has union-represented employees at five locations, comprising less than 20% of its total workforce. One location has two separate bargaining units, each with its own collective bargaining agreement (“CBA”). One location is currently negotiating its initial CBA with the Company.  The Company’s current CBAs expire in calendar years 2015, 2016 and 2017.
The Deferred Salary and Profit Sharing Plan for Employees of Orbital Sciences Corporation is a 401(k) plan to which employees may contribute up to 30% of their pay (highly compensated employees are subject to limitations). Employee contributions are invested, at the employees' direction, among a variety of investment alternatives including the Company common stock fund. Participants may transfer amounts into and out of the investment alternatives at any time, except for the Company common stock fund. Any dividends declared on the Company common stock can be reinvested within the Company common stock fund. Effective February 9, 2015, employees no longer had the option to invest in the Company common stock fund, other than for the reinvestment of dividends paid on the Company common stock in participants' accounts. Balances in the fund prior to February 9, 2015 remain in the fund unless distributed or transferred. Participants receive a matching contribution of 100% of the first 5% of the participant's contributed pay. The company may also make an annual discretionary profit sharing contribution based on the participant’s compensation. The Company's contributions to the plan were $2,778 in fiscal 2015.
11. Income Taxes
Income from continuing operations, before income taxes and noncontrolling interest:

	Years Ended March 31
	2015	2014	2013
Current:
U.S.	$116,651	$222,165	$260,915
Non-U.S.	—	—	—
Income before income taxes and noncontrolling interest	$116,651	$222,165	$260,915

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Income Taxes (Continued)

Income taxes consisted of the following:

	Years Ended March 31
	2015	2014	2013
Current:
Federal	$42,625	$60,674	$84,615
State	2,518	1,378	5,820
Deferred:
Federal	(2,599)	(3,433)	(15,701)
State	(3,427)	3,923	(988)
Income taxes	$39,117	$62,542	$73,746

The items responsible for the differences between the federal statutory rate and the Company's effective rate are as follows:

	Year Ended March 31
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	(0.5)%	1.1%	2.1%
Domestic manufacturing deduction	(6.9)%	(3.2)%	(2.9)%
Goodwill impairment	10.3%	—%	—%
Research and development tax credit	(2.9)%	(1.7)%	(1.0)%
Change in prior year contingent tax liabilities	(3.3)%	(4.4)%	(4.2)%
Nondeductible transaction costs	6.6%	—%	—%
Other	(2.3)%	1.2%	(1.0)%
Change in valuation allowance	(2.5)%	0.2%	0.3%
Income tax provision	33.5%	28.2%	28.3%
Deferred Income Taxes
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Income Taxes (Continued)

As of March 31, 2015 and 2014, the deferred tax assets and liabilities resulted from temporary differences related to the following:

	March 31
	2015	2014
Deferred income tax assets:
Retirement benefits	$344,674	$206,789
Other	54,367	28,532
Other reserves	27,358	21,212
Accruals for employee benefits	46,691	29,037
Inventory	10,893	14,365
Contract method of revenue recognition	31,305	23,817
Total deferred income tax assets before valuation allowance	515,288	323,752
Valuation allowance	(8,836)	(7,167)
Total deferred income tax assets	506,452	316,585
Deferred income tax liabilities:
Intangible assets	(110,014)	(44,991)
Property, plant and equipment	(127,343)	(73,768)
Debt-related	(21,290)	(67,877)
Total deferred income tax liabilities	(258,647)	(186,636)
Net deferred income tax assets	$247,805	$129,949
The Company believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The Company's recorded valuation allowance of $8,836 at March 31, 2015 relates to certain capital loss, tax credits and net operating losses that are not expected to be realized before their expiration.
Included in the net deferred tax asset are net operating loss and credit carryovers, $7,389 of which expires in years ending from March 31, 2015 through March 31, 2035 and $8,827 that may be carried over indefinitely.
Unrecognized Tax Benefits
Unrecognized tax benefits consist of the carrying value of the Company's recorded uncertain tax positions as well as the potential tax benefits that could result from other tax positions that have not been recognized in the financial statements under current authoritative guidance. At March 31, 2015 and 2014, unrecognized tax benefits that have not been recognized in the financial statements amounted to $44,290 and $35,138, respectively, of which $40,411 and $29,046, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $466 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $299.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Income Taxes (Continued)

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013
Unrecognized Tax Benefits, beginning of year	$32,317	$25,657	$34,715
Gross increases—tax positions in prior periods	21,369	15,412	158
Gross decreases—tax positions in prior periods	(8,193)	(13,172)	(13,116)
Gross increases—current-period tax positions	1,571	4,573	5,376
Settlements	(2,786)	—	(1,298)
Lapse of statute of limitations	(1,779)	(153)	(178)
Unrecognized Tax Benefits, end of year	$42,499	$32,317	$25,657
The Company reports income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2015 and 2014, $1,503 and $1,454 of income tax-related interest and $289 and $1,367 of penalties were included in accrued income taxes, respectively.
The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. The Company is currently analyzing the impact of these new regulations. The Company does not believe they will have a material impact on the financial statements.
The Company or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2008. The IRS has completed the audits of the Company through fiscal 2012 and is currently auditing the Company's tax returns for fiscal years 2013 and 2014. The Company believes appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
12. Commitments
The Company leases land, buildings and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $72,826 in fiscal 2015, $67,972 in fiscal 2014 and $74,220 in fiscal 2013.
The following table summarizes the operating lease payments expected to be paid in the years ending March 31:

2016	$79,302
2017	70,595
2018	64,197
2019	59,382
2020	53,926
Thereafter	120,941
Total	$448,343
The Company currently leases its facility in Magna, Utah from a private party. This facility is used in the production and testing of some of the Company's rocket motors. The current lease extends through September 2022. The lease requires the Company to surrender the property back to its owner in its original condition. While the Company currently anticipates operating this facility indefinitely, the Company could incur significant costs if the Company were to terminate this lease.
The Company has known conditional asset retirement obligations, such as contractual lease restoration obligations, to be performed in the future, that are not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, these obligations have not been recorded in the consolidated financial statements. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability's fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
13. Contingencies

Litigation.    From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company's business. The Company does not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on net earnings in any particular quarter, to be material to its business or likely to result in a material adverse effect on its operating results, financial condition, or cash flows.
On July 30, 2013, Raytheon Company filed a lawsuit against the Company in the Superior Court of the State of Arizona.  The suit involves the Company's longstanding production of rocket motors used in Raytheon's Advanced Medium-Range Air-to-Air Missiles (AMRAAM).  In the filing, Raytheon's primary allegation is that the Company breached certain of the production contracts by not delivering rocket motors.  Raytheon claimed damages exceeding $100,000. The parties settled this matter on March 27, 2015, with the Company paying $25,000 to Raytheon, and the litigation was voluntarily dismissed on April 21, 2015.
U.S. Government Investigations.    The Company is also subject to U.S. Government investigations from which civil, criminal, or administrative proceedings could result. Such proceedings could involve claims by the U.S. Government for fines, penalties, compensatory and treble damages, restitution, and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. The Company believes, based upon all available information, that the outcome of any such pending government investigations will not have a material adverse effect on its operating results, financial condition, or cash flows.
Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At March 31, 2015 and 2014, based on progress to date on certain contracts, there is approximately $42,055 and $35,113 included in unbilled receivables for contract claims.
Environmental Liabilities.    The Company's operations and ownership or use of real property are subject to a number of federal, state and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites and restoration of damage to the environment. At certain sites that the Company owns or operates or formerly owned or operated, there is known or potential contamination that the Company is required to investigate or remediate. The Company could incur substantial costs, including remediation costs, resource restoration costs, fines and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.
The Company has been identified as a potentially responsible party (“PRP”), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, the Company may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, the Company has have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on operating results, financial condition, or cash flows.
The Company could incur substantial costs, including cleanup costs, resource restoration, fines and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-compliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on the Company's operating results, financial condition, or cash flows in the past and the Company has environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that the Company expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.5% and 1.5% as of March 31, 2015 and 2014, respectively. The Company's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
13. Contingencies

	March 31, 2015		March 31, 2014
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(51,749)	$26,506	$(58,194)	$28,540
Unamortized discount	1,624	(750)	4,706	(2,152)
Present value amounts (payable) receivable	$(50,125)	$25,756	$(53,488)	$26,388
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as noncurrent. Of the $50,125 discounted liability as of March 31, 2015, $6,799 was recorded within other current liabilities and $43,326 was recorded within other long-term liabilities. Of the $25,756 discounted receivable, the Company recorded $1,985 within other current assets and $23,771 within other noncurrent assets. As of March 31, 2015, the estimated discounted range of reasonably possible costs of environmental remediation was $50,125 to $82,292.
The Company expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•
As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, the Company generally assumed responsibility for environmental compliance at the facilities acquired from Hercules ("the Hercules Facilities"). The Company believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If the Company were unable to recover those environmental remediation costs under these contracts, the Company believes that these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., ("Hercules") under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify the Company for environmental conditions relating to releases or hazardous waste activities occurring prior to the Company's purchase of the Hercules Facilities as long as they were identified in accordance with the terms of the agreement; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify the Company for any individual claims below $50,000. Hercules is obligated to indemnify the Company for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. The Company is not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with its agreement with Hercules, the Company notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

•
The Company generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. ("Alcoa") in fiscal 2002. The Company expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts. In accordance with its agreement with Alcoa, the Company notified Alcoa of all known environmental remediation issues as of January 30, 2004. Of these known issues, the Company is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $14,000, the Company and Alcoa have agreed to split evenly any amounts between $14,000 and $34,000, and the Company is responsible for any payments in excess of $34,000. At this time, the Company believes that costs not recovered through U.S. Government contracts will be immaterial.

The Company cannot ensure that the U.S. Government, Hercules, Alcoa, or other third parties will reimburse it for any particular environmental costs or reimburse the Company in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. The Company's failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, or other third parties could have a material adverse effect on its operating results, financial condition, or cash flows. While the Company has environmental management programs in place to mitigate these risks, and environmental laws and regulations have not had a material adverse effect on the Company's operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
13. Contingencies

In December 2001, the Company received notice from the State of Utah of a potential claim against the Company under Section 107(f) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State's rights under CERCLA, also expressly acknowledged the State's willingness to allow the Company to go forward with its currently-planned monitoring and remediation program. The State's preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules' manufacturing operations at the site. The Company entered into a tolling agreement with the State in fiscal 2002 (the “Bacchus Tolling Agreement”). In fiscal 2003, the Company entered into a similar tolling agreement with the State regarding the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol (the “Promontory Tolling Agreement”). Also in fiscal year 2003, the Company and Kennecott Utah Copper LLC (Kennecott) entered into a tolling agreement due the presence of perchlorate in Kennecott’s Section 21 Well Field. Both parties continue to monitor the quality of the water in the Section 21 Well Field and the Company has agreed to continue to supply bottled water to Kennecott for the areas potentially affected by the Section 21 Well Field. These agreements allow the Company time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. The Bacchus Tolling Agreement expires in January 2016 and the Promontory Tolling Agreement has been extended to September 2017. The Kennecott tolling agreement was extended in fiscal year 2014 and expires in September 2018. Although the Company has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to the Company with respect to the affected areas, the Company cannot yet predict if or when a suit may be filed against it, nor can the Company determine any additional costs that may be incurred in connection with this matter.
At March 31, 2015, the aggregate undiscounted amounts payable for environmental remediation costs, net of expected recoveries, are estimated to be:

Fiscal 2016	$3,640
Fiscal 2017	324
Fiscal 2018	299
Fiscal 2019	2,295
Fiscal 2020	1,974
Thereafter	16,711
Total	$25,243
There were no material insurance recoveries related to environmental remediation during any of the periods presented.
14. Stockholders' Equity
The Company has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
The Company has five stock-based incentive plans, including: three legacy ATK plans (the Alliant Techsystems Inc. 2005 Stock Incentive Plan, the Non-Employee Director Restricted Stock Plan and the 1990 Equity Incentive Plan) and two legacy Orbital plans, under which the Company assumed the obligation to issue Company common stock pursuant to the terms of the Transaction Agreement relating to the Merger (the Orbital Sciences Corporation 2005 Amended and Restated Stock Incentive Plan and the Orbital Sciences Corporation 1997 Stock Option and Incentive Plan). As of March 31, 2015, the Company has authorized up to 3,982,360 common shares under the ATK 2005 Stock Incentive Plan, of which 504,429 common shares are available to be granted. No new grants will be made out of the other four plans.
There are five types of awards outstanding under the Company's stock incentive plans: performance awards, total stockholder return performance awards ("TSR awards"), restricted stock units, restricted stock and stock options. The Company issues treasury shares upon (i) the payment of performance awards, TSR awards and restricted stock units, (ii) the grant of restricted stock, and (iii) the exercise of stock options.
Pursuant to the terms of the Transaction Agreement and under the terms of the ATK 2005 Stock Incentive Plan, all of the performance awards and TSR awards outstanding as of February 9, 2015 were converted into time-vesting restricted stock units in connection with the Distribution, with vesting periods corresponding to the respective performance periods. On March 31, 2015, 107,976 shares were paid upon the vesting of restricted stock units for the fiscal 2013-2015 performance period. As of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

March 31, 2015, there were 40,707 shares reserved for the vesting of restricted stock units for the fiscal 2014-2016 performance period on March 31, 2016 and 65,157 shares reserved for the vesting of restricted stock units for the fiscal 2015-2017 performance period on March 31, 2017.
As of March 31, 2015, there were up to 80,265 shares reserved for performance awards for executive officers and key employees. Performance shares are valued at the fair value of the Company stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares:

•
up to 50% will become payable only upon achievement of a financial performance goal relating to absolute earnings per share growth for the performance period beginning April 1, 2015 and ending December 31, 2017;

•	up to 50% will become payable only upon achievement of a performance goal relating to absolute sales growth for the performance period beginning April 1, 2015 and ending December 31, 2017.

There were 80,265 TSR awards granted during fiscal 2015. In addition, there were 27,862 TSR awards granted during fiscal 2014, 9,458 of which were forfeited during fiscal 2015 and 18,404 of which were converted to time-vesting restricted stock units, as described above. The weighted average fair value of TSR awards granted was $94.93 and $85.92 during fiscal 2015 and 2014, respectively. The Company used an integrated Monte Carlo simulation model to determine the fair value of these awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of the Company's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.

The weighted average assumptions used in estimating the value of the TSR award were as follows:

	Fiscal 2015	Fiscal 2014
Risk-free rate	1.02%	0.81%
Expected volatility	22.81%	26.64%
Expected dividend yield	1.78%	0.97%
Expected award life	3	3
Restricted stock granted to non-employee directors and certain key employees totaled 139,093 shares in fiscal 2015, 127,425 shares in fiscal 2014 and 102,216 shares in fiscal 2013. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of the Company's common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms.
The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires the Company to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of the Company's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The weighted average fair value of options granted was $39.81, $35.34 and $14.36 during fiscal 2015, 2014 and 2013, respectively.
The following weighted average assumptions were used for grants:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

	Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013
Risk-free rate	1.82%	1.86%-2.07%	1.02%-1.22%
Expected volatility	27.67%	25.95%-26.71%	25.87%
Expected dividend yield	0.99%	1.27%-1.58%	1.49%-1.90%
Expected option life	7 years	7 years	7 years
Total pre-tax stock-based compensation expense of $25,325, $12,701 and $12,025 was recognized during fiscal 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the statement of comprehensive income for share-based compensation was $8,761, $4,874 and $4,661 during fiscal 2015, 2014 and 2013, respectively.
A summary of the Company's stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (per option)
Outstanding at March 31, 2012	418,122	$62.02	2.7	$—
Granted	114,628	65.32
Exercised	(93,617)	58.34
Forfeited/expired	(176,885)	66.55
Outstanding at March 31, 2013	262,248	61.72	2.7	$—
Granted	47,490	130.86
Exercised	(13,173)	55.32
Forfeited/expired	(26,160)	62.34
Outstanding at March 31, 2014	270,405	74.11	8.3	$68.04
Granted	73,100	72.06
Converted in conjunction with the Merger	11,225	27.45
Outstanding at March 31, 2015	354,730	$41.83	7.8	$34.80
Options exercisable at:
March 31, 2015	230,715	$64.32	7.0	$44.99
March 31, 2014	114,083	$61.63	8.0	$80.52
March 31, 2013	70,145	$61.28	5.2	$13.98
There were no options exercised in fiscal 2015. The total intrinsic value of options exercised was $295 and $505 during fiscal 2014 and 2013, respectively. Total cash received from options exercised during fiscal 2014 and 2013 was $729 and $5,462, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

A summary of the Company's non-vested stock-based compensation awards activity is as follows:

	Performance Share and TSR Awards	Restricted Stock Units	Restricted Stock Awards	Combined Weighted Average Grant Date Fair Value
Nonvested at March 31, 2012	693,567	—	282,674	$67.08
Granted	100,820	—	112,716	63.17
Canceled/forfeited	(267,519)	—	(19,807)	69.44
Vested	(35,852)	—	(108,157)	68.59
Nonvested at March 31, 2013	491,016	—	267,426	65.42
Granted	113,212	—	127,451	114.65
Canceled/forfeited	(200,557)	—	(13,526)	68.65
Vested	(95,579)	—	(98,407)	66.60
Nonvested at March 31, 2014	308,092	—	282,944	83.91
Granted	161,661	—	139,094	81.88
Converted in conjunction with the Merger	—	647,436	—	71.29
Canceled/forfeited	(309,223)	—	(13,521)	87.05
Vested	—	(146,497)	(195,882)	72.50
Nonvested at March 31, 2015	160,530	500,939	212,635	77.02
As of March 31, 2015, the total unrecognized compensation cost related to non-vested stock-based compensation awards was $56,546 and is expected to be realized over a weighted average period of 2.1 years.
Share Repurchases
On March 11, 2015, the Company's Board of Directors authorized the Company to repurchase up to the lesser of $75 million or one million shares of its common stock over the remainder of calendar year 2015. Under the newly authorized repurchase program, shares of the Company common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and the Company’s debt covenants, depending upon market conditions and other factors.
In fiscal 2015, the Company made no repurchases under the newly authorized repurchase program. In accordance with the Transaction Agreement entered into on April 28, 2014, the Company did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during fiscal 2015.
On January 31, 2012, the Company's Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of the Company common stock, executable over the following two years. On January 29, 2014, the Company's Board of Directors extended the share repurchase program through March 31, 2015. The Company made no share repurchases during fiscal 2015. During fiscal 2014 and 2013, the Company repurchased 609,922 shares for $52,130 and 1,003,938 shares for $59,511, respectively.
15. Restructuring Costs
During fiscal 2015 the Company executed business restructuring initiatives aimed at reducing the Company's fixed cost structure and realigning the business as a result of the Distribution of Sporting Group and the Merger with Orbital. In May 2014, the Company consolidated its Eden Prairie, Minnesota corporate facility. In conjunction with that consolidation, the Company incurred realignment charges in the first quarter of fiscal 2015. The charges related primarily to the fair value of the remaining lease rentals, asset impairment charges, and costs associated with facility reconfiguration. In the fourth quarter of fiscal 2015, the Company incurred termination costs for management restructure. Additionally, the Company consolidated its Arlington, Virginia corporate facility, incurring realignment charges related primarily to the fair value of the remaining lease rentals and asset impairment charges. The Company had no realignment liability as of March 31, 2014 and March 31, 2013. The following table summarizes the Company's realignment liability activity during fiscal 2015 related to the termination benefits and the remaining lease rentals and relocation and other costs:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
15. Realignment Obligations (Continued)

	Termination Benefits	Remaining Lease Rentals	Asset Impairment	Facility Closure and Other Costs	Total
Balance, March 31, 2014	$—	$—	$—	$—	$—
Expense	9,595	11,473	3,166	1,385	25,619
Cash paid	(1,263)	(1,046)	—	(1,385)	(3,694)
Noncash settlements	—	—	(3,166)	—	(3,166)
Balance, March 31, 2015	$8,332	$10,427	$—	$—	$18,759
16. Operating Segment Information
The Company operates its business structure within three operating groups. These operating segments (“groups”) are defined based on the reporting and review process used by the Company's chief executive officer and other management.  The operating structure aligns the Company's capabilities and resources with its customers and markets and positions the company for long-term growth and improved profitability. As of March 31, 2015, the Company's three operating groups were:

•
Flight Systems Group comprises a portion of the Company's former Aerospace Group (Aerospace Structures division and Space Systems Operations' Launch Systems business); and Orbital's former Launch Vehicles segment. Flight Systems Group develops rockets that are used as small- and medium-class space launch vehicles to place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories. The group also develops and produces medium- and large-class rocket propulsion systems for human and cargo launch vehicles, strategic missiles, missile defense interceptors and target vehicles. Additionally, Flight Systems Group operates in the military and commercial aircraft and launch structures markets. Other products include illuminating flares and aircraft countermeasures.

•
Defense Systems Group comprises all of the Company's former Defense Group (Armament, Defense Electronic Systems, Missile Products and Small-caliber Systems divisions). Defense Systems Group develops and produces military small-, medium-, and large-caliber ammunition, small-caliber commercial ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision weapons and munitions, high-performance gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Space Systems Group comprises a portion of the Company's former Aerospace Group (Space Components division and part of the Space Systems Operations division); and Orbital's former Advanced Space Programs and Satellite and Space Systems segments. Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, and perform other activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including re-supplying the ISS. This group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. Government agencies.

The Company derives the majority of its sales from contracts with, and prime contractors to, the U.S. Government. The Company's U.S. Government sales, including sales to U.S. Government prime contractors, during the last three fiscal years were as follows:

Fiscal	U.S. Government Sales	Percent of sales
2015	$2,388,816	75%
2014	2,465,436	84%
2013	2,781,085	87%
The military small-caliber ammunition contract, which is reported within Defense Systems Group, contributed 13%, 9% and 19% to the Company's sales in fiscal 2015, 2014 and 2013, respectively. No other single contract was more than 10% of the Company's sales in fiscal 2015, 2014, or 2013.
No single commercial customer accounted for 10% or more of the Company's sales in fiscal 2015, 2014, or 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Operating Segment Information (Continued)

The Company's international sales were $612,934 in fiscal 2015, $348,297 in fiscal 2014 and $329,855 in fiscal 2013. During fiscal 2015, approximately 31% of these sales were in Flight Systems Group, 57% were in Defense Systems Group and 12% were in Space Systems Group. Sales to no individual country outside the United States accounted for more than 6% of the Company's sales in fiscal 2015. Substantially all of the Company's assets are held in the United States.
The financial information for the years ended March 31, 2014 and 2013 has been recast to reflect the Company's current segment structure. The following summarizes the Company's results and total assets by segment:

	Year Ended March 31, 2015
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
Sales:
External customers	$1,065,058	$1,712,300	$396,609	$—	$3,173,967
Intercompany	29,150	178,234	16,686	(224,070)	—
Total	$1,094,208	$1,890,534	$413,295	$(224,070)	$3,173,967
Capital expenditures	$48,861	$44,243	$5,718	$13,882	$112,704
Depreciation	34,930	23,067	11,029	6,738	75,764
Amortization of intangible assets	1,232	1,864	—	6,167	9,263
Income from continuing operations, before interest, income taxes and noncontrolling interest	145,753	188,963	(3,824)	(98,939)	231,953
Total assets	2,047,966	1,320,425	1,467,948	668,063	5,504,402

	Year Ended March 31, 2014
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
Sales:
External customers	$902,683	$1,667,707	$354,847	$—	$2,925,237
Intercompany	8,549	283,077	16,353	(307,979)	—
Total	$911,232	$1,950,784	$371,200	$(307,979)	$2,925,237
Capital expenditures	$54,660	$42,061	$6,760	$2,249	$105,730
Depreciation	34,490	20,110	8,173	6,419	69,192
Amortization of intangible assets	1,248	1,864	—	—	3,112
Income from continuing operations, before interest, income taxes and noncontrolling interest	110,882	210,669	30,810	(50,404)	301,957
Total assets	1,361,544	1,209,150	285,019	567,808	3,423,521

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Operating Segment Information (Continued)

	Year Ended March 31, 2013
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
Sales:
External customers	$918,614	$1,957,650	$329,832	$—	$3,206,096
Intercompany	10,213	152,021	18,038	(180,272)	—
Total	$928,827	$2,109,671	$347,870	$(180,272)	$3,206,096
Capital expenditures	$36,245	$25,518	$6,513	$5,218	$73,494
Depreciation	33,515	30,055	7,860	6,175	77,605
Amortization of intangible assets	1,466	1,864	—	—	3,330
Income from continuing operations, before interest, income taxes and noncontrolling interest	117,367	270,498	27,025	(76,816)	338,074
Total assets	1,286,861	1,122,416	293,914	872,065	3,575,256
During fiscal 2015, the Company recognized a goodwill impairment charge in Space Systems Group of $34,300. Defense Systems Group had sales to Vista Outdoor for the period from Distribution to March 31, 2015 of $18,928, in conjunction with two supply agreements. Sales to Sporting Group were previously reported as intercompany sales and eliminated in consolidation and totaled $170,818 for the period April 1, 2014 through February 8, 2015, $273,246 for fiscal 2014 and $143,122 for fiscal 2013.
During fiscal 2014, the Company's Defense Systems Group recorded sales and EBIT of $27,400 in the fourth quarter for a pension segment close out associated with the Radford facility contract which ended in fiscal 2013.
During fiscal 2013, the Company lost the Radford facility contract and the associated revenue and profit in Defense Systems Group.
Certain administrative functions are primarily managed by the Company at the corporate headquarters ("Corporate"). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax and treasury. Significant assets and liabilities managed at Corporate include those associated with debt, restructuring, pension and postretirement benefits, environmental liabilities, litigation liabilities, strategic growth costs and income taxes.
Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense. The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal and treasury costs are allocated out to the business segments. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with the Company's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at the Company's consolidated financial statements level and are shown above in Corporate. The amortization expense related to purchase accounting attributed to the acquisition of Orbital is also recorded in Corporate

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
17. Quarterly Financial Data (unaudited)

	Fiscal 2015 Quarter Ended
	June 29	September 28	December 28	March 31
Sales	$714,360	$743,202	$746,866	$969,539
Gross profit	162,650	163,384	165,527	212,541
Income from continuing operations	31,773	41,214	45,155	(40,707)
Income from discontinued operations	53,825	53,895	492	16,837
Net income attributable to Orbital ATK, Inc.	85,598	95,109	45,647	(23,870)
Basic earnings (loss) per common share from: (1)
Continuing operations	$1.01	$1.30	$1.42	$(0.87)
Discontinued operations	1.70	1.70	0.02	0.36
Net income attributable to Orbital ATK, Inc.	$2.71	$3.00	$1.44	$(0.51)
Diluted earnings per common share from: (1)
Continuing operations	$0.96	$1.29	$1.41	$(0.87)
Discontinued operations	1.63	1.68	0.02	0.36
Net income attributable to Orbital ATK, Inc.	$2.59	$2.97	$1.43	$(0.51)
Cash dividends per common share:
Declared	$0.32	$0.32	$0.32	$0.58
Paid	0.32	0.32	0.32	0.32

	Fiscal 2014 Quarter Ended
	June 30	September 29	December 29	March 31
Sales	$722,763	$724,534	$686,526	$791,414
Gross profit	158,082	163,835	147,576	177,805
Income from continuing operations	41,066	52,741	26,851	38,794
Income from discontinued operations	30,968	39,849	53,435	57,211
Net income attributable to Orbital ATK, Inc.	72,034	92,590	80,286	96,005
Basic earnings per common share from: (1)
Continuing operations	$1.29	$1.65	$0.84	$1.23
Discontinued operations	0.98	1.25	1.69	1.81
Net income attributable to Orbital ATK, Inc.	$2.27	$2.90	$2.53	$3.04
Diluted earnings per common share from: (1)
Continuing operations	$1.26	$1.64	$0.83	$1.17
Discontinued operations	0.96	1.24	1.65	1.73
Net income attributable to Orbital ATK, Inc.	$2.22	$2.88	$2.48	$2.90
Cash dividends per common share:
Declared	$0.26	$0.26	$0.26	$0.32
Paid	0.26	0.26	0.26	0.32
_____________________________________

(1)
Quarterly earnings (loss) per common share amounts may not total to annual earnings per common share amounts because quarterly and annual earnings per share are calculated separately based on basic and diluted weighted-average common shares outstanding during the respective periods.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
17. Quarterly Financial Data (unaudited)

During the second quarter of fiscal 2015, the Company retired its 3.00% Convertible Senior Subordinated Notes due 2024 for $354,000 in cash for $199,440 in principal amount. The amount paid in excess of the principal balance was recorded as a reduction to additional paid in capital of approximately $154,000 in the second quarter. Additionally, the Company exercised an option under the terms of the Senior Credit Facility, to increase the Term A Loan due 2019 by $150,000 (the "Accordion"). The Company used the proceeds of the Accordion to partially finance the tender offer of the 3.00% Convertible Senior Subordinated Notes due 2024, and to repay $50,000 of the outstanding Term B Loan due 2020.
During the fourth quarter of fiscal 2015, the Company completed the previously announced Distribution and Merger pursuant to its transaction agreement, dated April 28, 2014. As a result of the Distribution, Sporting Group is presented as discontinued operations for all periods presented. In conjunction with the transactions, the Company incurred $34,900 in closing costs and transaction fees and redeemed its 6.875% Senior Subordinated Notes due 2020 for $350,000 plus a make-whole premium of $22,904. The redemption necessitated the write-off of the remaining $3,722 of deferred debt issuance costs, which along with the make-whole premium are reported in Loss on extinguishment of debt. Also in conjunction with the transactions, the Company acquired Orbital Sciences for $1,757,977 net of cash acquired, by issuing approximately 27.4 million shares of common stock as consideration. The results of continuing operations include the results of Orbital from the date of the Merger.
During the first quarter of fiscal 2014, the Company acquired Savage for $315,000.
During the third quarter of fiscal 2014, the Company acquired Bushnell for $989,066. In addition the Company entered into the 2013 Senior Credit Facility, which replaced its 2010 Senior Credit Facility and issued the 5.25% Notes for a total of $1,560,000.
During the fourth quarter of fiscal 2014, the Company recorded sales and EBIT of $27,400 for a pension segment close-out associated with the Radford facility contract which ended in fiscal 2013.

18. Subsequent Events

None.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015 and have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the year ended March 31, 2015, the Company completed the acquisition of Orbital Sciences Corporation, which is being integrated into the Company's Flight Systems Group and Space Systems Group. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Orbital and to augment our company-wide controls to reflect the risks inherent in acquisitions of this magnitude and complexity. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
The management of the Company prepared and is responsible for the consolidated financial statements and all related financial information contained in this Form 10-K. This responsibility includes establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of the Company's internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors the Company's internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that the Company's internal control over financial reporting is effective as of March 31, 2015.
Management has excluded from its assessment, the internal controls over financial reporting at Orbital, which we merged with on February 9, 2105 and whose financial statements constitute 6% of sales and 22% of total assets (excluding Orbital's goodwill and intangible assets which were integrated into the Company's systems and control environment) of the consolidated financial statement amounts as of and for the year ended March 31, 2015.
Our internal control over financial reporting as of March 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ David W. Thompson
President and Chief Executive Officer

/s/ Garrett E. Pierce
Chief Financial Officer
May 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Orbital ATK, Inc.:
We have audited the internal control over financial reporting of Orbital ATK, Inc. and subsidiaries (the "Company") as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment of the internal control over financial reporting at Orbital Sciences Corporation (“Orbital”), which was acquired on February 9, 2015 and whose financial statements constitute approximately 22% of total assets, respectively, 6% of revenues (excluding Orbital goodwill and intangible assets which were integrated into the Company’s systems and control environment) of the consolidated financial statement amounts as of and for the year ended March 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Orbital. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2015 of the Company and our report May 29, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE, LLP
Minneapolis, Minnesota
May 29, 2015

ITEM 9B.    OTHER INFORMATION
None.
PART III
The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from the Company's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K. The Company will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2015.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company's directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders. Information regarding the Company's executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.
Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2015 Proxy Statement.
Information regarding the Company's code of ethics (the Company's Code of Ethics and Business Conduct), which the Company has adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Code of Ethics and Business Conduct in the 2015 Proxy Statement. The Company's Code of Ethics and Business Conduct is available on our website at www.orbitalatk.com by selecting Investors and then Corporate Governance.
Since the date of the Company's 2014 Proxy Statement, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information regarding the Company's Audit Committee, including the Audit Committee's financial experts, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2015 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information about compensation of the Company's named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2015 Proxy Statement. Information about compensation of the Company's directors is incorporated by reference from the section entitled Director Compensation in the 2015 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2015 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2015 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Certain Relationships and Related Transactions in the 2015 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance—Director Independence in the 2015 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2015 Proxy Statement.

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

ORBITAL ATK, INC.
Date: May 29, 2015	By:	/s/ David W. Thompson
		Name:	David W. Thompson
		Title:	President and Chief Executive Officer
________________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ David W. Thompson
David W. Thompson	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Garrett E. Pierce
Garrett E. Pierce	Chief Financial Officer (Principal Financial Officer)

/s/ Hollis M. Thompson
Hollis M. Thompson	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Kevin P. Chilton
Kevin P. Chilton	Director

/s/ Roxanne J. Decyk
Roxanne J. Decyk	Director

/s/ Mark W. DeYoung
Mark W. DeYoung	Director

/s/ Martin C. Faga
Martin C. Faga	Director

/s/ Lennard A. Fisk
Lennard A. Fisk	Director

/s/ Ronald R. Fogleman
Ronald R. Fogleman	Chairman of the Board

/s/ Robert M. Hanisee
Robert M. Hanisee	Director

/s/ Ronald T. Kadish
Ronald T. Kadish	Director

/s/ Tig H. Krekel
Tig H. Krekel	Director

/s/ Douglas L. Maine
Douglas L. Maine	Director

/s/ Roman Martinez IV
Roman Martinez IV	Director

/s/ Janice I. Obuchowski
Janice I. Obuchowski	Director

/s/ James G. Roche
James G. Roche	Director

/s/ Harrison H. Schmitt
Harrison H. Schmitt	Director

/s/ Scott L. Webster
Scott L. Webster	Director

ORBITAL ATK, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2015
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

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
2.1*	Transaction Agreement, dated as of April 28, 2014 among ATK, Vista SpinCo Inc., Vista Merger Sub Inc. and Orbital Sciences (Exhibit 2.1 to Form 8-K dated April 28, 2014).

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

3(i).3*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 8, 2001 (Exhibit 3(i).3 to Form 10-Q for the quarter ended September 28, 2008).

3 (i).4*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 7, 2002 (Exhibit 3(i).4 to Form 10-Q for the quarter ended September 28, 2008).

3 (i).5*	Certificate of Amendment of Restated Certificate of Incorporation, effective August 5, 2008 (Exhibit 3(i).5 to Form 10-Q for the quarter ended September 28, 2008).

3 (i).6*	Certificate of Amendment of Restated Certificate of Incorporation, effective February 9, 2015 (Exhibit 3.1 to Form 8-K dated February 9, 2015).

3(ii).1*	Bylaws of the Registrant, as Amended and Restated Effective March 10, 2015 (Exhibit 3.1 to Form 8-K dated March 10, 2015).

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

4.1.3	Second Supplemental Indenture, dated as of March 12, 2015, among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.1.4*	Form of 5.25% Senior Notes due 2021 (Exhibit A to Exhibit 4.1 to Form 8-K dated November 1, 2013).

4.1.5*
Registration Rights Agreement, dated November 1, 2013, by and among the Registrant, the subsidiaries of the Registrant party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein (Exhibit 4.4 to Form 8-K dated November 1, 2013).

10.1.1*
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

10.1.2*
Incremental Term Facility Supplement, dated as of June 24, 2014, among the Registrant, as the Borrower; each Tranche A-1 Incremental Term Loan Lender party thereto; and Bank of America, N.A., as Administrative Agent (Exhibit 10.1 to Form 8-K dated June 30, 2014).

10.1.3
First Amendment, dated as of December 19, 2014, to Third Amended and Restated Credit Agreement and Third Amended and Restated Security Agreement, among the Registrant, as the Borrower; the subsidiaries of the Registrant party thereto; the Lenders party thereto, and Bank of America, N.A., as Administrative Agent.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

10.2*	Tax Matters Agreement, dated as of February 9, 2015, between the Registrant and Vista Outdoor Inc (Exhibit 10.1 to Form 8-K dated February 9, 2015).

10.3.1*
Purchase and Sale Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).

10.3.2*	Master Amendment to Purchase Agreement, dated as of March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).

10.4.1*
Environmental Agreement, dated as of October 28, 1994, between the Registrant and Hercules Incorporated (Exhibit 10.2.1 to the Form 10-K for the year ended March 31, 2003 (the "Fiscal 2003 Form 10-K")).

10.4.2*	Amendment to Environmental Agreement, dated March 15, 1995 (Exhibit 10.2.2 to the Fiscal 2003 Form 10-K).

10.5#	Form of Indemnification Agreement between the Registrant and its directors and officers.

10.6*#	Description of non-employee Directors' cash and equity compensation ("Director Compensation—Summary Compensation Information" on pages 16-18 of Schedule 14A filed on June 13, 2014).

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

10.8*#	Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated as of October 30, 2007 (Exhibit 10.3 to Form 8-K dated October 29, 2007).

10.9*#	Deferred Fee Plan for Non-Employee Directors, as amended and restated October 30, 2007 (Exhibit 10.2 to Form 8-K dated October 29, 2007).

10.10*#	Description of compensation arrangement for Neal S. Cohen, the Registrant's former Chief Financial Officer (Item 5.02 of Form 8-K dated January 30, 2012).

10.11*#
Description of compensation arrangements for Blake E. Larson, the Registrant's Chief Operating Officer, and Scott D. Chaplin, the Registrant's former Senior Vice President, General Counsel and Secretary (Item 5.02 of Form 8-K dated September 11, 2014).

10.12*#	Alliant Techsystems Inc. Executive Officer Incentive Plan (As Amended and Restated Effective August 2, 2011) (Exhibit 10.1 to Form 8-K dated August 1, 2011).

10.13.1*#	Alliant Techsystems Inc. 2005 Stock Incentive Plan (As Amended and Restated Effective August 7, 2012) (Exhibit 10.1 to Form 8-K dated August 7, 2012).

10.13.2*#
Form of Non-Qualified Stock Option Agreement (Cliff Vesting - Blake E. Larson) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.25.2 to the Form 10-K for the year ended March 31, 2006).

10.13.3*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the years ended March 31, 2012 and March 31, 2013 (Exhibit 10.13.3 to the Form 10-K for the year ended March 31, 2012 (the "Fiscal 2012 Form 10-K")).

10.13.4*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the year ended March 31, 2014 (Exhibit 10.12.4 to the Form 10-K for the year ended March 31, 2014 (the "Fiscal 2014 Form 10-K")).

10.13.5#	Amendment to ATK Non-Qualified Stock Option Award Agreement (applicable to options outstanding as of February 9, 2015).

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

10.13.6#	Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the year ended March 31, 2015.

10.13.7*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2014-2016 Performance Period (Exhibit 10.12.7 to the Form 10-K for the year ended March 31, 2013).

10.13.8*#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2015-2017 Performance Period (Exhibit 10.12.8 to the Fiscal 2014 Form 10-K).

10.13.9#	Amendment to ATK Performance Growth Award Agreement (for certain corporate officers remaining with Orbital ATK, Inc.).

10.13.10#	Amendment to ATK Performance Growth Award Agreement (for Michael A. Kahn and Blake E. Larson).

10.13.11#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the three-fiscal-year period beginning April 1, 2015.

10.13.12*#	Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated January 30, 2012).

10.13.13*#
Form of Restricted Stock Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for restricted stock grants in the year ended March 31, 2014 (Exhibit 10.12.11 to the Fiscal 2014 Form 10-K).

10.13.14#	Amendment to ATK Restricted Stock Award Agreement (for restricted stock awards outstanding as of February 9, 2015).

10.13.15#	Form of Restricted Stock Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for restricted stock grants in the year ended March 31, 2015.

10.14.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.16.1 to the Form 10-K for the year ended March 31, 2007).

10.14.2*#
Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Form 10-K for the year ended March 31, 2002 (the "Fiscal 2002 Form 10-K")).

10.14.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).

10.14.4*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Form 10-K for the year ended March 31, 2004).

10.14.5*#	Amendment No. 4 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.3 to Form 8-K dated January 30, 2007).

10.15.1#	Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated February 9, 2015.

10.15.2*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).

10.16*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective October 29, 2007 (Exhibit 10.7 to Form 8-K dated October 29, 2007).

10.17#	Alliant Techsystems Inc. Defined Benefit Supplemental Executive Retirement Plan, as Amended and Restated effective February 9, 2015.

10.18.1*#	Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2013 (Exhibit 10.2 to Form 8-K dated January 31, 2013).

10.18.2#	First Amendment, effective as of February 9, 2015, to the Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2013.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

10.19*#	Alliant Techsystems Inc. Income Security Plan, As Amended and Restated, Effective July 1, 2013 (Exhibit 10.1 to Form 8-K dated July 30, 2013).

10.20.1*#
Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Form 10-K for the fiscal year ended March 31, 1998).

10.20.2*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).

10.21*#	Executive Severance Agreement, dated November 30, 2007, between Orbital Sciences Corporation and Garrett E. Pierce (Exhibit 10.5 to Form 8-K dated February 9, 2015).

10.22.1*#
Orbital Sciences Corporation Amended and Restated 2005 Stock Incentive Plan, assumed by the Registrant in the Merger (Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 dated February 9, 2015).

10.22.2#
2012 Form of Restricted Stock Unit Agreement of Orbital Sciences Corporation under the Orbital Sciences Corporation Amended and Restated 2005 Stock Incentive Plan, assumed by the Registrant in the Merger.

10.22.3#
2014 Form of Restricted Stock Unit Agreement of Orbital Sciences Corporation under the Orbital Sciences Corporation Amended and Restated 2005 Stock Incentive Plan, assumed by the Registrant in the Merger.

10.23.1*#	Orbital Sciences Corporation 1997 Stock Option and Incentive Plan, assumed by the Registrant in the Merger (Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 dated February 9, 2015).

10.23.2#	Form of Director Stock Option Agreement of Orbital Sciences Corporation under the Orbital Sciences Corporation 1997 Stock Option and Incentive Plan, assumed by the Registrant in the Merger.

10.24*#
Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan, assumed by the Registrant in the Merger (Exhibit 10.13 to Orbital Sciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2006).

12	Computation of Ratio of Earnings to Fixed Charges.

14*
The Registrant's Code of Ethics and Business Conduct is available on the Corporate Governance page of the Registrant's website at http://phx.corporate-ir.net/phoenix.zhtml?c=81036&p=irol-govHighlights by selecting the Code of Conduct link.

16*	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission (Exhibit 16.1 to Form 8-K dated February 24, 2015).

21	Subsidiaries of the Registrant as of March 31, 2015.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.